Form 10-Q
period 1996-03-31
BEAZER HOMES USA INC
filed 1996-05-15
CIK 915840

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1996
                                   or

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Number               001-12822

                            BEAZER HOMES USA, INC.
            (Exact name of registrant as specified in its charter)

                   DELAWARE                        58-2086934
       (State or other jurisdiction of          (I.R.S. employer
        incorporation or organization)         identification no.)

      5775 Peachtree Dunwoody Road, Suite C-550, Atlanta, Georgia  30342
      (Address of principal executive offices)                   (Zip Code)

                                (404) 250-3420
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                       YES       X         NO
                          -------------       --------------

            CLASS                           OUTSTANDING AT MAY 10, 1996

  Common Stock, $0.01 par value                  6,594,350 shares

 Preferred Stock, $0.01 par value                2,000,000 shares

                              Page 1 of 15 Pages
                         Exhibit Index Appears on Page 13

                            BEAZER HOMES USA, INC.
                                  FORM 10-Q

                                    INDEX

                                                                      PAGE NO.
PART I              FINANCIAL INFORMATION

       Item 1       Financial Statements

              Condensed Consolidated Balance Sheets,
               March 31, 1996 (unaudited) and September 30, 1995           3

              Unaudited Condensed Consolidated Statements of Operations,
               Three and Six Months Ended March 31, 1996 and 1995          4

              Unaudited Condensed Consolidated Statements of Cash Flows,
               Six Months Ended March 31, 1996 and 1995                    5

              Notes to Condensed Consolidated Financial Statements         6

       Item 2       Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                            8

PART II          OTHER INFORMATION

       Item 4       Submission of Matters to a Vote of Security Holders   13

       Item 6       Exhibits and Reports on Form 8-K                      13

SIGNATURES                                                                15

PART I. FINANCIAL INFORMATION

                                 BEAZER HOMES USA, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                              MARCH 31,       SEPTEMBER 30,
                                                                1996             1995
                                                              ---------       ------------
                                                             (UNAUDITED)

    ASSETS
    Cash and cash equivalents                               $ 13,620         $ 40,407
    Accounts receivable                                        2,460            2,842
    Inventory                                                322,019          285,268
    Property, plant and equipment, net                         2,010            1,323
    Goodwill, net                                              6,474            6,745
    Other assets                                              11,681            8,655
                                                            --------         --------
        Total assets                                        $358,264         $345,240
                                                            --------         --------
                                                            --------         --------

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Trade accounts payable                                  $ 35,303         $ 40,111
    Other payables and accrued liabilities                    22,676           25,585
    Revolving credit facility                                 16,000               --
    Senior notes                                             115,000          115,000
                                                            --------         --------
        Total liabilities                                    188,979          180,696

    Stockholders' equity:
    Preferred stock (par value $.01 per share, 5,000,000 shares authorized, 2,000,000 issued and outstanding; $50,000
        aggregate liquidation preference)                         20               20
    Common stock (par value $.01 per share, 30,000,000 shares
        authorized, 9,343,619 issued,
        6,594,350 and 6,547,850 outstanding)                      93               93
    Paid in capital                                          188,438          187,698
    Retained earnings                                         27,909           23,347
    Unearned restricted stock                                 (2,468)          (1,907)
                                                            --------         --------
                                                             213,992          209,251
    Less treasury stock, at cost  (2,749,269 shares)         (44,707)         (44,707)
                                                            --------         --------
    Total stockholders' equity                               169,285          164,544
                                                            --------         --------
        Total                                               $358,264         $345,240
                                                            --------         --------
                                                            --------         --------


See Notes to Condensed Consolidated Financial Statements

                               BEAZER HOMES USA, INC.
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (D0LLARS IN THOUSANDS, EXCEPT PER SHARE DATE)




                                                 THREE MONTHS           SIX MONTHS
                                                ENDED MARCH 31,       ENDED MARCH 31,
                                                1996       1995       1996       1995
                                                ----       ----       ----       ----

    Total revenue                             $196,505   $123,544   $354,735   $225,847
    Costs and expenses:
      Home construction and land sales         166,496    105,759    299,833    191,359
      Interest                                   3,646      2,630      6,777      4,649
      Selling, general and administrative       20,279     12,694     37,208     24,006
                                              --------   --------   --------   --------
    Operating income                             6,084      2,461     10,917      5,833
    Other income                                    21         14         21        197
                                              --------   --------   --------   --------
    Income before income taxes                   6,105      2,475     10,938      6,030
    Provision for income taxes                   2,442        990      4,375      2,412
                                              --------   --------   --------   --------
    Net income                                $  3,663   $  1,485   $  6,563   $  3,618
                                              --------   --------   --------   --------
                                              --------   --------   --------   --------

    Preferred dividends                       $  1,000         --   $  2,000         --
    Net income applicable to common
     stockholders                             $  2,663   $  1,485   $  4,563   $  3,618


    Weighted average number of shares
    (in thousands):
             Primary                             6,487      9,308      6,485      9,259
             Fully-diluted                       9,112         --       n/a          --

    Income per share:
             Primary                             $0.41      $0.16      $0.70      $0.39
             Fully-diluted                       $0.40         --       n/a          --



See Notes to Condensed Consolidated Financial Statements

                               BEAZER HOMES USA, INC.
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (D0LLARS IN THOUSANDS)





                                                                SIX MONTHS ENDED MARCH 31,
                                                                    1996            1995
                                                                    ----            ----

    Cash flows from operating activities:
        Net income                                             $   6,563       $  3,618
        Adjustments to reconcile net income to
          net cash used by operating activities:
            Depreciation and amortization                            748             532
            Changes in operating assets and liabilities,
              net of effects of acquisitions                     (47,272)        (60,697)
                                                             -----------       ---------
    Net cash used by operating activities                        (39,961)        (56,547)
                                                             -----------       ---------

    Cash flows from investing activities:
        Capital expenditures                                        (826)           (255)
        Purchase of Treasure Coast Division                           --            (200)
                                                             -----------       ---------
    Net cash used by investing activities                           (826)           (455)
                                                             -----------       ---------

    Cash flows from financing activities:
        Proceeds from revolving credit facility, net              16,000          24,500
        Dividends paid on preferred stock                         (2,000)             --
                                                             -----------       ---------
    Net cash provided by financing activities                     14,000          24,500
                                                             -----------       ---------

    (Decrease ) Increase in cash and cash equivalents            (26,787)        (32,502)
    Cash and cash equivalents at beginning of period              40,407          35,980
                                                             -----------       ---------
    Cash and cash equivalents at end of period                  $ 13,620        $  3,478
                                                             -----------       ---------
                                                             -----------       ---------


See Notes to Condensed Consolidated Financial Statements

                            BEAZER HOMES USA, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. ("Beazer" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and consequently such financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, for further information, the reader of this Form 10-Q should refer to the audited consolidated financial statements of the Company for the year ended September 30, 1995 incorporated by reference in the Company's Annual Report on Form 10-K.

            In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed financial statements.

(2) INVENTORY

            A summary of inventory is as follows (dollars in thousands):

                                   MARCH 31,      SEPTEMBER 30,
                                     1996            1995
                                     ----            ----
                                  (UNAUDITED)

Finished homes                     $ 54,430         $ 52,464
Development projects in progress    219,682          196,500
Unimproved land held for future
 development                         25,486           21,315
Model homes                          17,086           14,989
                                   --------         --------
                                   $322,019         $285,268
                                   --------         --------
                                   --------         --------

            Development projects in progress consist principally of land, land improvement costs and, if applicable, construction costs for houses which are in various stages of development but not ready for sale. Certain of the finished homes in inventory are reserved by a deposit or sales contract.

(3) INTEREST

            The following table sets forth certain information regarding interest (dollars in thousands):


                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                             MARCH 31,              MARCH 31,
                                          1996        1995       1996      1995
                                          ----        ----       ----      ----
            During the period:
             Interest incurred           $3,605     $3,670     $6,749    $6,503
                                         ------     ------     ------    ------
                                         ------     ------     ------    ------
             Previously capitalized
              interest amortized to
              costs and  expenses        $3,646     $2,630     $6,777    $4,649
                                         ------     ------     ------    ------
                                         ------     ------     ------    ------
            At the end of the period:
             Capitalized interest in
              ending inventory           $6,483     $6,896     $6,483    $6,896
                                         ------     ------     ------    ------
                                         ------     ------     ------    ------

(4)  EARNINGS PER SHARE

            The computation of primary earnings per common share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common stock equivalents, primarily from stock options. Common share equivalents are computed using the treasury stock method.

            Fully diluted earnings per share, which further assumes the conversion of 2.0 million shares of Series A Cumulative Convertible Exchangeable Preferred Stock ($50.0 million aggregate liquidation preference) issued in August 1995 into 2.6 million shares of common stock at the conversion price of $19.05, is presented in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 1996. The effect of such assumed conversion is antidilutive for the six months ended March 31,1996, and therefore is not presented.

(5) RECENT ACCOUNTING PRONOUNCEMENTS

            In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances based on future expected cash flows indicate that the carrying amount may not be recoverable. SFAS 121 is required for financial statements for fiscal years beginning after December 15, 1995.
Upon adoption, the Company does not believe that SFAS 121 will have a material impact on its consolidated financial statements.

            In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation, ("SFAS 123"). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans and stock option plans. The Company is not required to adopt the principal provisions of SFAS 123 until its fiscal year ending September 30, 1997. The Company has not yet decided how it will implement this standard.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table presents certain operating and financial data for the Company (dollars in thousands):

                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  MARCH 31,                       MARCH 31,
                                         ----------------------------    ----------------------------
                                                1996            1995            1996            1995
                                         -----------------   --------    -----------------    -------
                                                       %                               %
                                          AMOUNT    CHANGE     AMOUNT     AMOUNT    CHANGE     AMOUNT
                                         -------    ------    -------    -------    ------    -------
NUMBER OF NEW ORDERS,
 NET OF CANCELLATIONS:
  Southeast Region                           617     17.3%        526      1,053     35.3%        778
  Southwest Region                           995     59.2         625      1,689(a)  78.0         949
  Other Markets                               94      n/m          (1)       148      n/m          (1)
                                         -------              -------    -------              -------
  Total                                    1,706     48.3%      1,150      2,890     67.4%      1,726
                                         -------              -------    -------              -------
                                         -------              -------    -------              -------

NUMBER OF CLOSINGS:
  Southeast Region                           483     25.8%        384        949     29.6%        732
  Southwest Region                           836     87.0         447      1,431     74.7         819
  Other Markets                               46      n/m          --        104      n/m           2
                                         -------              -------    -------              -------
  Total                                    1,365     64.3%        831      2,484     59.9%      1,553
                                         -------              -------    -------              -------
                                         -------              -------    -------              -------

TOTAL REVENUE:
  Southeast Region                      $ 71,519     32.6%   $ 53,928   $137,489     35.0%   $101,816
  Southwest Region                       117,403     68.6      69,616    200,722     62.3     123,686
  Other Markets                            7,583      n/m          --     16,524      n/m         345
                                        --------             --------   --------             --------
  Total                                 $196,505     59.1%   $123,544   $354,735     57.1%   $225,847
                                        --------             --------   --------             --------
                                        --------             --------   --------             --------

AVERAGE SALES PRICE PER HOME CLOSED:
  Southeast Region                      $  148.1      5.5%   $  140.4   $  144.9      4.2%   $  139.1
  Southwest Region                         140.4     (9.8)      155.7      140.3     (7.1)      151.0
  Other Markets                            164.8      n/m          --      158.6      n/m       172.5
  Total                                    144.0     (3.2)%     148.7      142.8     (1.8)%     145.4

BACKLOG UNITS AT END OF PERIOD:
  Southeast Region                           812     55.0%        524
  Southwest Region                         1,109     74.4         636
  Other Markets                               98      n/m          --
                                         -------              -------
  Total                                    2,019     74.1%      1,160
                                         -------              -------
                                         -------              -------

AGGREGATE SALES VALUE OF HOMES IN
 BACKLOG AT END OF PERIOD:              $295,877     62.4%   $182,137

NUMBER OF ACTIVE SUBDIVISIONS:
  Southeast Region                           100     12.4%         89
  Southwest Region                            58      9.4          53
  Other Markets                               13      n/m          --
                                         -------              -------
  Total                                      171     20.4%        142
                                         -------              -------
                                         -------              -------

n/m  Percentage change not meaningful
(a) New orders do not include 129 homes in backlog acquired from Del Mar Development, Inc. for the six month period ending March 31, 1996.

OVERVIEW:

Beazer Homes designs, builds and sells single family homes in the Southeast and Southwest regions of the United States, as well as in Texas. The Company's Southeast region includes Georgia, North Carolina, South Carolina, Tennessee and Florida, and its Southwest region includes Arizona, California and Nevada. The Company's homes are designed to appeal primarily to entry-level and first time move-up home buyers. The Company intends, subject to market conditions, to expand in its current markets and to consider entering new markets through expansion from existing markets ("satellite expansion") or through acquisitions of established regional homebuilders.

The Company's homes are generally offered for sale in advance of their construction. The majority of homes are sold pursuant to standard sales contracts entered into prior to commencement of construction. Once a contract has been signed, the Company classifies the transaction as a "new
order."   Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts are considered by the Company as its "backlog." The Company does not recognize revenue on homes in backlog until the sales are closed and the risk of ownership has been transferred to the buyer.

NEW ORDERS AND BACKLOG: The Company believes the strong growth in new orders and backlog in the three and six months ended March 31,1996 compared to the same periods in 1995 is the result of a continued upturn in the general economic environment, reduced interest rates, and the Company's timing of
opening new subdivisions.   As interest rates declined and the homebuilding
market recovered during 1995, the Company expanded its number of active subdivisions. The number of active subdivisions increased 20% to 171 projects at March 31, 1996 compared to 142 projects March 31, 1995, with 8 new projects being added during the three months ended March 31, 1996.

All of the Company's markets experienced increases in both orders and backlog for the six months ended March 31, 1996 compared to the same period ended March 31, 1995 with the exception of the California Market where backlog was down 12%. The Southeast Region had a 35% increase in new orders, and the Southwest Region had a 78% increase for the comparative six month period with the Company's Raleigh, Phoenix, and Las Vegas markets each reporting order increases in excess of 100%. The Southeast and Southwest Regions reported 17% and 59% increases, respectively, in new orders for the three month period ending March 31, 1996 compared to the comparable period in 1995. In addition, 11% and 13% percent of the Company's growth in both new orders and backlog, respectively, for the six months ended March 31, 1996 can be attributed to the Company's expansion into the Texas markets via the acquisition of Bramalea Homes Texas in April 1995. Recent de novo satellite expansions into Knoxville, Reno, and Myrtle Beach have not contributed significantly to the reported figures to date.

The aggregate sales value of homes in backlog reflects principally the trend in new orders and backlog units, and as such, increased significantly for the comparable period. The average sales price of homes in backlog has decreased slightly reflecting the strong volume of orders in the Southwest Region's first-time buyer market, particularly in Phoenix.

RESULTS OF OPERATIONS:

The following table shows certain items in the Company's statements of income expressed as a percentage of total revenue.

                                 Three Months Ended   Six Months Ended
                                      March 31,           March 31,
                                   1996      1995      1996      1995
                                  ------    ------    ------    ------
Total revenue                     100.0%    100.0%    100.0%    100.0%
Costs and expenses
Costs of home construction and
land sales                         84.7      85.6      84.5      84.7
Interest                            1.9       2.1       1.9       2.1
Selling, general and
  administrative                   10.3      10.3      10.5      10.6
                                  -------------------------------------
Operating income                    3.1%      2.0%      3.1%      2.6%
                                  -------------------------------------
                                  -------------------------------------

REVENUES: The Company experienced significant revenue growth in all regions for both the three and six months ended March 31, 1996 compared to the same period in 1995. The level of revenue growth is consistent with the increase in the number of homes closed for the comparable period. Management believes that a favorable homebuilding environment combined with timely opening of new subdivisions contributed to the increase in the number of homes closed and total revenues.

The Company experienced a slight increase in the Southeast Region's average price per home closed for the three and six month period ended March 31, 1996 in comparison to the same period in 1995. This increase can be attributed to product mix and the favorable economic conditions, which management believes allow home buyers to purchase additional options in their homes. The average price per home closed has decreased for each comparable period in the Southwest region which is attributable to continued efforts to expand the Company's presence in the first-time buyer market, especially in Arizona.

The fluctuations in total revenues and average sales price per home closed in the Company's Other Markets for the three and six month period is the result of the addition of the Company's recently acquired Texas operations and the close-out of the New Jersey operations. The Texas operations acquired in April of 1995 contributed 46 and 103 closings and $7.6 and $16.3 million in revenues for the three and six month periods ended March 31, 1996 respectively.

COST OF HOME CONSTRUCTION AND LAND SALES: Cost of home construction and land sales as a percentage of revenues decreased slightly for the three and six
months ended March 31, 1996 compared to the same periods in 1995.   The
Company believes that lower interest rates and a lower percentage of closings relating to homes previously listed in unsold finished inventory contributed to these decreases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expenses decreased slightly as a percentage of total revenues for the six months ended March 31, 1996 compared to the prior year period, and remained unchanged as a percentage of revenues for the comparative three month periods ending march 31, 1996 and 1995. Selling expenses increased slightly to 6.4% and 6.3% for the six and three month periods ending March 31, 1996, respectively. General and administrative expenses as a percentage of total revenues for the current quarter were consistent with the same quarter in the prior year at 4.1% and down for the six month period ending March 31, 1996 to 4.1% compared to 4.3% for the same period in 1995.

INTEREST EXPENSE: Interest expense as a percentage of revenues for the three and six months ended March 31, 1996 is less than the comparable period in 1995. The decrease is the result of lower interest rates experienced in the current year being partially offset by increased inventory turnover.

INCOME TAXES: The Company's effective income tax rate was approximately 40% for each of the three and six month periods ended March 31, 1996 and 1995.

FINANCIAL CONDITION AND LIQUIDITY:

At March 31, 1996, the Company had $16 million of borrowings outstanding under its $80 million unsecured revolving line of credit (the "Credit Agreement"), and had available additional borrowings of $64 million. Available borrowings under the Credit Agreement are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable as defined in the Credit Agreement. The Credit Agreement is used primarily to fund seasonal working capital needs. The Company's debt to total capitalization ratio at March 31, 1996 was 45.7%.

The Company has utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land. At March 31, 1996, the Company had 7,510 lots under option. At March 31, 1996, the Company had commitments with respect to option contracts with specific performance obligations of approximately $40.2 million. The Company expects to exercise all of its option contracts with specific performance obligations and, subject to market conditions, substantially all of its options contracts without specific performance obligations.

In August 1995, the Company sold 2,000,000 shares of its Series A Cumulative Convertible Exchangeable Preferred Stock. The Preferred Stock pays dividends quarterly at an annual rate of 8% (aggregating $4 million annually).

All subsidiaries of Beazer Homes USA, Inc. are guarantors of the Senior Notes and are jointly and severally liable for the Company's obligations under the Senior Notes. Separate financial statements and other disclosures concerning each of the subsidiaries are not included, as the aggregate assets, liabilities, earnings and equity of the subsidiaries equal such amounts for the Company on a consolidated basis and separate subsidiary financial statements are not considered material to investors. Neither the Credit Agreement nor the Senior Notes restrict distributions to Beazer Homes USA, Inc. by its subsidiaries.

Management believes that the Company's current borrowing capacity, cash on hand at March 31, 1996, and anticipated cash flows from the operations is sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from the Company's sources of liquidity will be sufficient to meet the Company's future capital needs. The amount and types of indebtedness that the Company may incur may be limited by the terms of the Indenture governing the Senior Notes and the Credit Agreement. The Company continually evaluates expansion opportunities through acquisition of established regional homebuilders and such opportunities may require the Company to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    On February 8, 1996, the Company held its annual meeting of shareholders. At the annual meeting, the shareholders elected seven members to the Board of Directors to serve until the next annual meeting. The results of the voting was as follows:

    Name                       For        Against   Withheld  Non-votes
    ----                       ---        -------   --------  ---------
    Brian C. Beazer          5,647,601       0       62,950       0
    Thomas B. Howard, Jr.    5,646,038       0       64,513       0
    Ian J. McCarthy          5,647,601       0       62,950       0
    George W. Mefferd        5,647,241       0       63,310       0
    D.E. Mundell             5,647,301       0       63,250       0
    Larry T. Solari          5,646,138       0       64,413       0
    David S. Weiss           5,647,601       0       62,950       0

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                    11   Statement of Computation of Earnings Per Share
                    27   Financial Data Schedule

         (b) There were no reports on for 8-K filed for the three months ended March 31, 1996.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Beazer Homes USA, Inc.

Date:   May 15, 1996                   By:      /s/  David S. Weiss
        ---------------------                   ------------------------------
                                       Name:    David S. Weiss
                                                Executive Vice President and
                                                Chief Financial Officer