Form 10-Q
period 1996-06-30
BEAZER HOMES USA INC
filed 1996-08-13
CIK 915840

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20594

                                       FORM 10-Q

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 1996
                                         or

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

            YES  [X]         NO  [ ]

            Class                     Outstanding at August 9, 1996
            -----                     -----------------------------
Common Stock, $0.01 par value               6,594,350 shares
Preferred Stock, $0.01 par value            2,000,000 shares


                                  Page 1 of 16 Pages
                           Exhibit Index Appears on Page 14

                                BEAZER HOMES USA, INC.
                                       FORM 10-Q

                                         INDEX

                                                                        Page No.
                                                                        --------
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets,
            June 30, 1996 (unaudited) and September 30, 1995                 3

            Unaudited Condensed Consolidated Statements of Operations,
            Three and Nine Months Ended June 30, 1996 and 1995               4

            Unaudited Condensed Consolidated Statements of Cash Flows,
            Nine Months Ended June 30, 1996 and 1995                         5

            Notes to Condensed Consolidated Financial Statements             6

Item 2      Management's Discussion and Analysis
            of Financial Condition and Results of Operations                 9

PART II     OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                  15

PART I. FINANCIAL INFORMATION


                             BEAZER HOMES USA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                         JUNE 30,    SEPTEMBER 30,
                                                           1996          1995
                                                           ----          ----
                                                       (UNAUDITED)
            ASSETS
            Cash and cash equivalents                   $    952      $  40,407
            Accounts receivable                            4,396          2,842
            Inventory                                    359,355        285,268
            Property, plant and equipment, net             2,585          1,323
            Goodwill, net                                  6,339          6,745
            Other assets                                   9,877          8,655
                                                        --------       --------
            Total assets                                $383,504       $345,240
                                                        ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            Trade accounts payable                      $ 28,091       $ 40,111
            Other payables and accrued liabilities        35,201         25,585
            Revolving credit facility                     32,000          ---
            Senior notes                                 115,000        115,000
                                                        --------       --------
              Total liabilities                          210,292        180,696

            Stockholders' equity:
            Preferred stock (par value $.01 per share,
            5,000,000 shares authorized, 2,000,000
            issued and outstanding; $50,000
            aggregate liquidation preference)                 20             20
            Common stock (par value $.01 per share,
            30,000,000 shares authorized, 9,343,619
            issued, 6,594,350 and 6,547,850 outstanding)      93             93
            Paid in capital                              188,089        187,698
            Retained earnings                             31,726         23,347
            Unearned restricted stock                     (2,009)        (1,907)
                                                        --------       --------
                                                         217,919        209,251
            Less treasury stock, at cost
             (2,749,267 shares)                          (44,707)       (44,707)
                                                        --------       --------
            Total stockholders' equity                   173,212        164,544
                                                        --------       --------
              Total                                     $383,504       $345,240
                                                        ========       ========

            See Notes to Condensed Consolidated Financial Statements

                            BEAZER HOMES USA, INC.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share data)


                                            THREE MONTHS          NINE MONTHS
                                           ENDED JUNE 30,        ENDED JUNE 30,
                                        ------------------------------------------
                                          1996       1995       1996        1995
                                          ----       ----       ----        ----
Total revenue                           $217,065   $151,377   $571,800    $377,224
Costs and expenses:
 Home construction and land sales        183,776    130,908    483,610     322,267
 Interest                                  3,860      3,386     10,637       8,035
 Selling, general and administrative      21,450     14,759     58,658      38,765
                                        --------   --------   --------    --------
Operating income                           7,979      2,324     18,895       8,157
Other income                                  50         37         71         234
                                        --------   --------   --------    --------
Income before income taxes                 8,029      2,361     18,966       8,391
Provision for income taxes                 3,212        944      7,587       3,356
                                        --------   --------   --------    --------
Net income                              $  4,817   $  1,417   $ 11,379    $  5,035
                                        ========   ========   ========    ========

Preferred dividends                     $  1,000        ---   $  3,000         ---
Net income applicable to
 common stockholders                    $  3,817   $  1,417   $  8,379     $ 5,035

Weighted average number of
 shares (in thousands):
    Primary                                6,481      9,088      6,487       9,202
    Fully-diluted                          9,105        ---      9,111         ---

Net income per share:
    Primary                                $0.59      $0.16      $1.29       $0.55
    Fully-diluted                          $0.53        ---      $1.25         ---

            See Notes to Condensed Consolidated Financial Statements

                            BEAZER HOMES USA, INC.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)


                                                      NINE MONTHS ENDED JUNE 30,
                                                      --------------------------
                                                        1996              1995
                                                        ----              ----
Cash flows from operating activities:
 Net income                                           $ 11,379          $  5,035
 Adjustments to reconcile net income to
  net cash used by operating activities:
   Depreciation and amortization                         1,080               766
   Changes in operating assets and liabilities,
    net of effects of acquisitions                     (59,988)          (61,872)
                                                       -------           -------
Net cash used by operating activities                  (47,529)          (56,071)
                                                       -------           -------
Cash flows from investing activities:
 Capital expenditures                                   (1,345)             (403)
 Purchase of Trendmaker Homes - Dallas                 (16,887)             ---
 Purchase of Gulfcoast Homes                            (2,694)             ---
 Purchase of Bramalea Homes Texas, net of
  cash acquired                                           ---             (3,212)
 Purchase of Treasure Coast Division                      ---               (200)
                                                       -------           -------
Net cash used by investing activities                  (20,926)           (3,815)
                                                       -------           -------
Cash flows from financing activities:
 Proceeds from revolving credit facility, net           32,000            45,000
 Repurchase of shares from US Industries                  ---            (16,000)
 Purchase of option from US Industries                    ---               (500)
 Dividends paid on preferred stock                      (3,000)             ---
                                                       -------           -------
Net cash provided by financing activities               29,000            28,500
                                                       -------           -------

Decrease in cash and cash equivalents                  (39,455)          (31,386)
Cash and cash equivalents at beginning of period        40,407            35,980
                                                       -------           -------
Cash and cash equivalents at end of period             $   952           $ 4,594
                                                       =======           =======

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

(2) INVENTORY

            A summary of inventory is as follows (dollars in thousands):

                                                JUNE 30,      SEPTEMBER 30,
                                                  1996            1995
                                                  ----            ----
                                              (UNAUDITED)
     Finished homes                            $ 71,567         $ 52,464
     Development projects in progress           240,386          196,500
     Unimproved land held for future
      development                                26,581           21,315
     Model homes                                 20,821           14,989
                                               --------         --------
                                               $359,355         $285,268
                                               ========         ========

            Development projects in progress consist principally of land, land improvement costs and, if applicable, construction costs for houses which are in various stages of development but not ready for sale. Certain of the finished homes in inventory are reserved by a deposit or sales contract.

                                BEAZER HOMES USA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) INTEREST

            The following table sets forth certain information regarding interest (dollars in thousands):

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                             JUNE 30,            JUNE 30,
                                           1996     1995      1996     1995
                                           ----     ----      ----     ----
   During the period:
     Interest incurred                    $3,980   $4,136   $10,729  $10,639
                                          ======   ======   =======  =======
     Previously capitalized interest
      amortized to costs and expenses     $3,860   $3,386   $10,637  $ 8,035
                                          ======   ======   =======  =======
   At the end of the period:
     Capitalized interest in ending
      inventory                           $6,603   $7,646   $ 6,603  $ 7,646
                                          ======   ======   =======  =======

(4)  EARNINGS PER SHARE

            The computation of primary earnings per common share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common stock equivalents, primarily from stock options. Common share equivalents are computed using the treasury stock method.

            Fully diluted earnings per share, which further assumes the conversion of 2.0 million shares of Series A Cumulative Convertible Exchangeable Preferred Stock ($50.0 million aggregate liquidation preference) issued in August 1995 into 2.6 million shares of common stock at the conversion price of $19.05, is presented in the accompanying condensed consolidated statements of operations for the three and nine months ended June 30, 1996.

(5)  SHAREHOLDER RIGHTS PLAN

            In June 1996 the Company's Board of Directors adopted a Shareholder Rights Plan and distributed a dividend of one preferred share purchase right (a "Right") to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), of the Company. The Rights become exercisable in certain limited circumstances involving principally the acquisition of over 20% of the Company's outstanding common stock by any one individual or group. The Rights are initially exercisable at a price of $80.00 per one hundredth of a Preferred Share subject to adjustment. Following certain other events after the Rights have become exercisable, each Right entitles its holder to purchase at the Right's then-current exercise price, a number of shares of the Company's common stock having a market value of twice such price, or, in certain circumstances, securities of the acquirer, having a then-current market value of two times the exercise price of the right.

            The Rights are redeemable and may be amended at the Company's option before they become exercisable. Until a Right is exercised, the holder of a Right, as such, has no rights as a shareholder of the Company. The Rights expire on June 24, 2006.

                                BEAZER HOMES USA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  REPURCHASE OF SHARES FROM US INDUSTRIES

            In June 1995, Hanson Properties North America, Inc. transferred its investment (2,749,267 shares) in the Company's common stock to USI Properties, Inc. ("USI"), a subsidiary of US Industries, Inc. On June 9, 1995, the Company and USI entered into a stock purchase agreement pursuant to which the Company purchased from USI 1,000,000 shares of the Company's common stock for $16.0 million, or $16 per share. Also on June 9, 1995, the Company entered into an option agreement with USI (the "Option") to acquire, the remaining 1,749,267 shares of the Company's common stock held by USI. Cash consideration of $5,00,000 was paid for the Option. On August 8, 1995, pursuant to its exercise of the Option, the Company repurchased the remaining 1,749,267 shares held by USI for $28.2 million or $16 1/8 per share. The repurchased shares are reflected in the accompanying consolidated financial statements as treasury stock. Such purchases were funded primarily from the issuance of the Company's Series A Cumulative Convertible Exchangeable Preferred Stock.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table presents certain operating and financial data for the Company (dollars in thousands):

                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  JUNE 30,                           JUNE 30,
                                          ----------------------------     ----------------------------
                                               1996              1995           1996              1995
                                          --------------         ----     ----------------        ----
                                                      %                                 %
                                         AMOUNT     CHANGE       AMOUNT   AMOUNT      CHANGE      AMOUNT
                                         ------     ------       ------   ------      ------      ------
NUMBER OF NEW ORDERS,
 NET OF CANCELLATIONS: (a)
  Southeast Region                         550     (19.9)%         687        1,603      9.4%       1,465
  Southwest Region                         837     (10.5)          935        2,526      34.1       1,884
  Central Region                           119       n/m            34          267       n/m          33
                                     ---------     -----      --------    ---------      ----    --------
  Total                                  1,506      (9.1)        1,656        4,396      30.0       3,382
                                     =========                ========    =========              ========
NUMBER OF CLOSINGS:
  Southeast Region                         554      36.8 %         405        1,503      32.2%      1,137
  Southwest Region                         868      52.3           570        2,299      65.5       1,389
  Central Region                            74       n/m            15          178       n/m          17
                                     ---------     -----      --------    ---------      ----    --------
  Total                                  1,496      51.1           990        3,980      56.5       2,543
                                     =========                ========    =========              ========
TOTAL REVENUE:
  Southeast Region                   $  83,162      38.9 %    $ 59,876    $ 220,651      36.5%   $161,692
  Southwest Region                     122,379      37.4        89,080      323,101      51.9     212,766
  Central Region                        11,524       n/m         2,421       28,048       n/m       2,766
                                     ---------     -----      --------    ---------      ----    --------
  Total                              $ 217,065      43.4      $151,377    $ 571,800      51.6    $377,224
                                     =========                ========    =========              ========
AVERAGE SALES PRICE PER HOME CLOSED:
  Southeast Region                   $   150.1       1.6 %$      147.8    $   146.8       3.2%   $  142.2
  Southwest Region                       141.0      (9.8)        156.3        140.5      (8.3)      153.2
  Central Region                         155.7       n/m         161.4        157.4       n/m       161.4
  Total                                  145.1      (5.1)        152.9        143.7      (3.1)      148.3

BACKLOG UNITS AT END OF PERIOD:
  Southeast Region                         844       4.7 %         806
  Southwest Region                       1,078       7.7         1,001
  Central Region                           234       n/m            38
                                    ----------     -----        ------
  Total                                  2,156      16.9         1,845
                                    ==========                  ======
AGGREGATE SALES VALUE OF
 HOMES IN BACKLOG AT END
 OF PERIOD:                         $ 332,254       21.2 %    $274,189
                                    =========                 ========
NUMBER OF ACTIVE SUBDIVISIONS:
  Southeast Region                        104       14.3 %          91
  Southwest Region                         61       15.1            53
  Central Region                           28        n/m             9
                                    ---------                ---------
  Total                                   193       26.1           153
                                    =========                =========

n/m  Percentage change not meaningful
(a) New contracts for the nine months ended June 30, 1996 does not include 129 homes in backlog acquired on December 27, 1995 from Del Mar Development, Inc. New contracts for the three and nine months ended June 30, 1996 do not include 127 homes in backlog acquired on May 23, 1996 and June 26, 1996 with Gulf Coast Homes and Trendmaker Homes - Dallas, respectively.

OVERVIEW:

Beazer Homes designs, builds and sells single family homes in the Southeast, Southwest and Central regions of the United States. The Company's Southeast Region includes Georgia, North Carolina, South Carolina, Tennessee and Florida, its Southwest Region includes Arizona, California and Nevada and its Central Region includes Texas. The Company intends, subject to market conditions, to expand in its current markets and to consider entering new markets through expansion from existing markets ("satellite expansion") or through acquisitions of established regional homebuilders. On May 23, 1996 the Company entered the Fort Myers and Naples markets of western Florida with the acquisition of Gulfcoast Homes ("Gulfcoast") for approximately $3 million. On June 26, 1996 the Company expanded its presence in the Dallas, Texas market with the acquisition of Trendmaker Homes - Dallas ("Trendmaker"), for approximately $22 million. Recent satellite expansions include Reno (NV), Knoxville (TN) and Myrtle Beach (SC).

The Company's homes are designed to appeal primarily to entry-level and first time move-up home buyers, and are generally offered for sale in advance of their construction. The majority of homes are sold pursuant to standard sales contracts entered into prior to commencement of construction. Once a contract has been signed, the Company classifies the transaction as a "new order." Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts are considered by the Company as its "backlog." The Company does not recognize revenue on homes in backlog until the sales are closed and the risk of ownership has been transferred to the buyer.

NEW ORDERS AND BACKLOG: The Company believes the strong positive comparisons in new orders for the nine months ended June 30, 1996 compared to the same period in 1995 is the result of favorable economic conditions, primarily reduced interest rates, for the first six months of the fiscal year, and the Company's timely opening of new subdivisions. With the exception of the Nashville and Charlotte markets, all of the Company's markets experienced positive order comparisons for the nine month period, including growth in excess of 45% in Arizona and Nevada, 33% in South Carolina, and 21% in Florida. Excluding the 19 subdivisions acquired during the quarter ended June 30, 1996 with Trendmaker and Gulfcoast, the number of active subdivisions increased by 25 from 149 at September 30, 1995 to 174 at June 30, 1996. Of that increase, three subdivisions were added during the quarter ended June 30, 1996. Recent satellite expansions into Knoxville, Reno, and Myrtle Beach have not contributed significantly to the reported results to date.

New orders for the quarter ended June 30, 1996 compared to June 30, 1995 decreased by 9.1%. This decrease on a total company basis reflects, in management's opinion, the impact of an increase in mortgage interest rates since January 1996. While most of the Company's individual markets reflect the total Company trend, California, Florida (excluding 4 new orders for Gulfcoast), South Carolina and Texas experienced increases in new orders for the comparable quarterly periods. The largest decrease in new orders in comparison to the quarter ended June 30, 1995 was in the Phoenix market where new orders were down 122 homes (25.8%). The Company has experienced significant order growth in the Phoenix during the past nine months, and is focusing on building out the homes in backlog.

The increase for the Company's Texas operations (Central Region) result from the Company's entry into the Dallas and Houston markets via the acquisition of Bramalea Homes Texas in April 1995. New order figures for the Central Region do not include order activity related to the acquisition of Trendmaker completed June 26, 1996.

The increase in backlog units at June 30, 1996 compared to June 30, 1995 is attributable to the strong order growth experienced throughout the year, as well as 127 units in backlog acquired during the quarter via acquisition. The aggregate sales value of homes in backlog increased significantly for the comparable period primarily due to the acquired backlog, which has a higher average price than the Company's other markets. The average price of homes in backlog excluding the impact of the acquisitions is $151.9. This average represents a slight increase over June 30, 1995 because of the number of homes in backlog in Houston and Treasure Coast, where average sales prices are above the average for the Company total.

RESULTS OF OPERATIONS:

The following table shows certain items in the Company's statements of income expressed as a percentage of total revenue.

                                      Three Months Ended       Nine Months Ended
                                           June 30,                June 30,
                                      1996          1995       1996         1995
                                      ----          ----       ----         ----
Total revenue                        100.0%        100.0%     100.0%       100.0%
Costs of home construction and
 land sales                           84.7          86.5       84.6         85.4
Interest                               1.8           2.2        1.9          2.1
Selling, general and administrative    9.9           9.7       10.3         10.3
Operating income                       3.7           1.5        3.3          2.2

REVENUES: The Company experienced significant revenue growth in all regions for both the three and nine months ended June 30, 1996 compared to the same periods in 1995. The level of revenue growth is the result of a 51.1% and 56.5% increase in the number of homes closed, and 5.1% and 3.1% decrease in the average price per home closed for the three and nine month periods, respectively. The Southeast Region's average price per home closed increased for the three and nine month period ended June 30, 1996 in comparison to the same periods in 1995. This increase can be attributed principally to product mix. The average price per home closed has decreased for each comparable period in the Southwest and Central Regions which is attributable to continued efforts to expand the Company's presence in the first-time buyer market, especially in Arizona. The increase in new homes closed is a result of the increased new orders for the nine months ended as described previously.

COST OF HOME CONSTRUCTION AND LAND SALES: Cost of home construction and land sales as a percentage of revenues decreased slightly for the three and nine months ended June 30, 1996 compared to the same periods in 1995. This decrease is largely attributable to decreases in construction costs (material and labor), and an increase in deliveries from homes started subsequent to sale for the comparable periods. Additionally, the Company's Arizona and Texas markets, which typically experience higher gross margins than the Company average, represent a greater percentage of total closings for both the three and nine month periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expenses increased slightly as a percentage of total revenues for the three months ended June 30, 1996 compared to the prior year period, and remained unchanged as a percentage of revenues for the comparative nine month periods ending June 30, 1996 and 1995. As interest rates increased during the Company's third fiscal quarter and many of the markets became increasingly competitive, sales and marketing expense, and commission expense increased. Company wide reductions in general and administrative expenses as a percentage of revenues for both the three and nine month periods ended June 30, 1996 completely offset the increases in selling expenses for the nine months, and partially offset the increases for the comparative quarters.

INTEREST EXPENSE: Interest expense as a percentage of revenues for the three and nine months ended June 30, 1996 is less than the comparable periods in 1995. Interest incurred for the comparable quarters is lower in 1996 than 1995, and slightly higher for the nine month period. Interest expense is down for both periods, however, because of accelerated inventory turnover and lower interest rates. Annualized inventory turnover (Cost of sales including interest/average inventory) is 2.0 for the nine months ended June 30, 1996 versus 1.5 for the comparable period in 1995. Turnover was 2.2 for the quarter versus 1.7 for the previous quarterly period.

INCOME TAXES: The Company's effective income tax rate was approximately 40% for each of the three and nine month periods ended June 30, 1996 and 1995.

FINANCIAL CONDITION AND LIQUIDITY:

At June 30, 1996, the Company had $32 million of borrowings outstanding under its $80 million unsecured revolving line of credit (the "Credit Agreement"), and had available additional borrowings of $48 million. Available borrowings under the Credit Agreement are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable as defined in the Credit Agreement. The Credit Agreement is used primarily to fund seasonal working capital needs, however, during the quarter ended June 30, 1996 the Company used borrowings under the Credit Agreement to fund the purchase of Trendmaker Homes-Dallas for approximately $16.9 million, and Gulfcoast Homes for approximately $2.7 million. The Company's debt to total capitalization ratio at June 30, 1996 was 45.9%.

The Company has utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land. At June 30, 1996, the Company had 7,730 lots under option. At June 30, 1996, the Company had commitments with respect to option contracts with specific performance obligations of approximately $46.5 million. The Company expects to exercise all of its option contracts with specific performance obligations and, subject to market conditions, substantially all of its options contracts without specific performance obligations.

In August 1995, the Company sold 2,000,000 shares of its Series A Cumulative Convertible Exchangeable Preferred Stock. The Preferred Stock pays dividends quarterly at an annual rate of 8% (aggregating $4 million annually).

In June 1996, the Company's Board of Directors authorized the expenditure of Company funds to repurchase an aggregate of up to 10% of the Company's currently outstanding common stock (the "Stock Repurchase Plan"). As of June 30, 1996, the Company has not repurchased any shares of the Company's common stock under the Stock Repurchase Plan.

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

Management believes that the Company's current borrowing capacity, cash on hand at June 30, 1996, and anticipated cash flows from the operations is sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from the Company's sources of liquidity will be sufficient to meet the Company's future capital needs. The amount and types of indebtedness that the Company may incur may be limited by the terms of the Indenture governing the Senior Notes and the Credit Agreement. The Company continually evaluates expansion opportunities through acquisition of established regional homebuilders and such opportunities may require the Company to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or Securities offerings.

PART II.  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  11  Statement Regarding Computation of Per Share
                      Earnings

                  27  Financial Data Schedule

             (b) A Current Report on Form 8-K was filed on June 21, 1996 relating to the Preferred Share Purchase Rights (the "Rights") distributed by the Company immediately following approval of the Rights for listing on the New York Stock Exchange to its shareholders of record on June 24, 1996 pursuant to dividend announced on June 21, 1996.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Beazer Homes USA, Inc.

Date:      August 13, 1996                  By:    /s/ David S. Weiss
          --------------------------               ----------------------------
                                            Name:  David S. Weiss
                                                   Executive Vice President and
                                                   Chief Financial Officer