Form 10-K
period 1996-09-30
BEAZER HOMES USA INC
filed 1996-12-24
CIK 915840

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

MARK ONE

           /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        COMMISSION FILE NUMBER 001-12822
                         ------------------------------

                             BEAZER HOMES USA, INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                     58-2086934
  (State or other jurisdiction        (I.R.S. Employer
of incorporation or organization)    Identification No.)

       5775 PEACHTREE DUNWOODY ROAD, SUITE C-550, ATLANTA, GEORGIA 30342
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (404) 250-3420

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                               NAME OF EACH EXCHANGE ON WHICH
                           TITLE OF EACH CLASS                                           REGISTERED
-------------------------------------------------------------------------  ---------------------------------------
Common Stock, $.01 par value per share...................................          New York Stock Exchange
Series A Cumulative Convertible Exchangeable Preferred Stock, $.01 par
 value per share.........................................................          New York Stock Exchange
Preferred Share Purchase Rights..........................................          New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (6,362,526 shares) as of December 2, 1996, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $101,800,416. The number of shares outstanding of the registrant's Common Stock as of December 2, 1996 was 6,565,690.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                                   PART OF 10-K
                                                                                                WHERE INCORPORATED
                                                                                                ------------------
Portions of the registrant's 1996 Annual Report to Shareholders for fiscal year ended Septem-
 ber 30, 1996.................................................................................          II
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held
 on February 6, 1997..........................................................................        I, III
Portions of the registrant's Registration Statement on Form S-1 (Registration No. 33-72982)...          IV
Portions of the registrant's Registration Statement on Form S-1 (Registration No. 33-72576)...          IV
Portions of the registrant's Form 10-Q for the quarter ended March 31, 1994...................          IV
Portions of the registrant's Form 10-K for the year ended September 30, 1994..................          IV
Portions of the registrant's Form 10-Q for the quarter ended March 31, 1995...................          IV
Portions of the registrant's Registration Statement on Form S-3 (Registration No. 33-92892)...          IV
Portions of the registrant's Registration Statement on Form S-8 (Registration No. 33-91904)...          IV
Portions of the registrant's report on Form 8-K filed on May 30, 1996.........................          IV
Portions of the registrant's report on Form 8-K filed on June 21, 1996........................          IV

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             BEAZER HOMES USA, INC.

                                   FORM 10-K

                                     INDEX

                                                                                                          PAGE NUMBER
                                                                                                         -------------

PART I.
  Item 1.         Business.............................................................................            1

  Item 2.         Properties...........................................................................            9

  Item 3.         Legal Proceedings....................................................................            9

  Item 4.         Submission of Matters to a Vote of Security Holders..................................            9

PART II.
  Item 5.         Market for the Company's Common Equity and Related Stockholder Matters...............           12

  Item 6.         Selected Financial Data..............................................................           12

  Item 7.         Management's Discussion and Analysis of Financial Condition and Results of
                    Operations.........................................................................           12

  Item 8.         Financial Statements and Supplementary Data..........................................           12

  Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure.........................................................................           12

PART III.
  Item 10.        Directors and Executive Officers of the Registrant...................................           12

  Item 11.        Executive Compensation...............................................................           12

  Item 12.        Security Ownership of Certain Beneficial Owners and Management.......................           12

  Item 13.        Certain Relationships and Related Transactions.......................................           12

PART IV.
  Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K......................           13

SIGNATURES

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Beazer Homes USA, Inc. ("Beazer" or the "Company") designs, builds and sells single family homes in the Southeast, Southwest and Central regions of the United States. The Company's Southeast region includes Georgia, Florida, North Carolina, South Carolina and Tennessee, its Southwest region includes Arizona, California and Nevada, and its Central region includes Texas. The Company's homes are designed to appeal primarily to entry-level and first move-up home buyers.

    The Company's objective is to provide its customers with homes that incorporate quality and value while seeking to maximize its return on invested capital. To achieve this objective, the Company has developed a business strategy which focuses on the following elements:

        GEOGRAPHIC DIVERSITY AND GROWTH MARKETS. The Company competes in a large number of geographically diverse markets in an attempt to reduce its exposure to any particular regional economy. Virtually all of the markets in which the Company operates have experienced significant population growth in recent years. Within these markets, the Company builds homes in a variety of projects, typically with fewer than 150 homesites.

        QUALITY HOMES FOR ENTRY-LEVEL AND FIRST TIME MOVE-UP HOME BUYERS. The Company seeks to maximize customer satisfaction by offering homes which incorporate quality materials, distinctive design features, convenient locations and competitive prices. The Company focuses on entry-level and first move-up home buyers because it believes they represent the largest segment of the homebuilding market. During fiscal year 1996, the average sales price of the Company's homes closed was approximately $146,000.

        DECENTRALIZED OPERATIONS WITH EXPERIENCED MANAGEMENT. The Company believes its in-depth knowledge of its local markets enables the Company to better serve its customers. The Company's local managers, who have significant experience in both the homebuilding industry and the markets they serve, are responsible for operating decisions regarding design, construction and marketing. The Company combines these decentralized operations with a centralized corporate-level management which controls decisions regarding overall strategy, land acquisitions and financial matters.

        CONSERVATIVE LAND POLICIES. The Company seeks to maximize its return on capital employed by limiting its investment in land and by focusing on inventory turnover. To implement this strategy and to reduce the risks associated with investments in land, the Company uses options to control land whenever possible. In addition, the Company does not speculate in unentitled land.

    The Company was formed in November 1993 in anticipation of an initial public offering of its Common Stock and issuance of its 9% Senior Notes due 2004. A predecessor of the Company was established in 1985 through the acquisition by Beazer PLC of an established regional homebuilder in Atlanta, Georgia. At the time of such acquisition, Beazer PLC was among the largest homebuilders in the United Kingdom. After expanding its homebuilding operations to Tennessee, North Carolina and South Carolina through additional acquisitions, Beazer PLC was acquired by an indirect, wholly owned subsidiary of Hanson PLC.

    In early 1993, the Company entered the Arizona, California and Nevada homebuilding markets by acquiring substantially all of the homebuilding operations of Watt Housing Corporation ("Watt") pursuant to an asset purchase agreement, effective February 1, 1993 (the "Watt Acquisition"). Affiliates and predecessors of Watt have been in business since 1947 and, immediately prior to the Watt Acquisition, Watt was a builder of single family detached and attached homes in Arizona, California and Nevada.

    Beazer entered the Jacksonville, Florida market in fiscal 1994 by acquiring Panitz & Company, Chartered ("Panitz") pursuant to an asset purchase agreement, effective October 1, 1993, and the Fort Meyers/Naples, Florida market in fiscal 1996 by acquiring Gulfcoast Homes pursuant to an asset purchase agreement, effective May 23, 1996.

    Beazer entered the Dallas and Houston markets in fiscal 1995 by acquiring Bramalea Homes Texas, Inc. ("Bramalea") pursuant to an asset purchase agreement, effective April 1995, and expanded its presence in Dallas in fiscal 1996 by acquiring Trendmaker Homes - Dallas pursuant to an asset purchase agreement, effective June 26, 1996.

    During fiscal 1996 the Company established Beazer Mortgage Company ("Beazer Mortgage"). Beazer Mortgage was established to originate, but not hold or service, mortgages for the homebuilding operations of Beazer. At September 30, 1996 one branch office in Atlanta was operational, with two additional branches, Charlotte and Houston, in a start-up phase.

MARKETS AND PRODUCT DESCRIPTION

    The Company evaluates a number of factors in determining which geographic markets to enter or in which to concentrate its homebuilding activities. The Company attempts to anticipate swings in economic and real estate conditions by evaluating such statistical information as (i) the historical and projected growth of the population; (ii) the number of new jobs created or projected to be created; (iii) the number of housing starts in previous periods; (iv) building lot availability and price; (v) housing inventory; (vi) level of competition; and (vii) home sales absorption rates. In addition, the Company seeks to avoid direct competition in a particular market with respect to product type.

    The Company maintains the flexibility to alter its product mix within a given market depending on market conditions and, in determining its product mix, considers demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market. While remaining responsive to market opportunities within the industry, the Company in recent years has focused, and intends to continue to focus, its business primarily on entry-level and first move-up housing in the form of single family detached homes and townhouses. Entry-level homes generally are those homes priced at the lower end of the market and target first home buyers, while first time move-up homes generally are priced in the mid-to-upper price range and target a wide variety of home buyers as they progress in income and family size. Although some of the Company's move-up homes are priced at the upper end of the market and the Company offers a selection of amenities, the Company generally does not build "custom homes," and its prices of first move-up homes generally are well below the prices of custom homes in most areas. The Company attempts to maximize efficiency by using standardized design plans whenever possible and sharing design plans among markets.

    The following table summarizes information regarding the Company's markets as of and for the year ended September 30, 1996.

                                                                                     AVERAGE                  NUMBER OF
                                                                                     CLOSING      ACTIVE        HOMES
                                                                       FISCAL YEAR   PRICE BY   PROJECTS BY   CLOSED BY
STATE                                  MARKET(S)                         ENTERED      STATE        STATE        STATE
-----------------  --------------------------------------------------  -----------  ----------  -----------  -----------
SOUTHEAST REGION:
Florida            Jacksonville......................................        1993   $  160,900          22          405
                   Treasure Coast....................................        1995
                   Fort Myers/Naples.................................        1996
                   Tampa/St. Petersburg..............................        1996
Georgia            Atlanta...........................................        1985      141,700          17          308
North Carolina     Charlotte.........................................        1987      144,600          24          697
                   Raleigh...........................................        1992
South Carolina...  Charleston........................................        1987      117,700          16          276
                   Columbia..........................................        1993
                   Myrtle Beach......................................        1996
Tennessee          Nashville.........................................        1987      171,200          20          526
                   Knoxville.........................................        1995

SOUTHWEST REGION:
Arizona            Phoenix...........................................        1993      121,100          26        1,852
California         Los Angeles County................................        1993      179,300          24        1,018
                   Orange County.....................................        1993
                   Riverside & San Bernadino Counties................        1993
                   San Diego County..................................        1992
                   Ventura County....................................        1993
                   Solano County.....................................        1993
Nevada             Las Vegas.........................................        1993      145,400          12          473
                   Reno/Sparks.......................................        1996
CENTRAL REGION:
Texas              Dallas............................................        1995      154,700          31          379
                   Houston...........................................        1995
OTHER MARKETS:
New Jersey         Clifton...........................................        1992      185,000           0            1
                                                                                    ----------         ---        -----
                                                                                    $  146,000         192        5,935
                                                                                    ----------         ---        -----
                                                                                    ----------         ---        -----

    The Company's homebuilding and marketing activities are conducted under the name of Beazer Homes in each of its markets except as follows:

        MARKET            DOING BUSINESS AS
-----------------------  --------------------
Arizona                  Hancock Homes
Jacksonville, Florida    Panitz Homes
Fort Myers, Florida      Gulfcoast Homes
Tennessee                Phillips Builders
North Carolina           Squires Homes
South Carolina           Squires Homes

CORPORATE OPERATIONS

    At a centralized level, the Company (i) evaluates and selects geographic markets; (ii) allocates capital resources to particular markets, including with respect to land acquisitions; (iii) maintains the Company's relations with its lenders to regulate the flow of financial resources and develop consistent relationships with such lenders; and (iv) monitors the decentralized operations of the Company's divisions. The Company allocates capital resources necessary for new projects consistent with its overall operating strategy. The Company utilizes return on capital employed, profit margin and payback period as criteria for its allocation of capital resources. The Company does not have pre-set targets for such criteria, and instead varies such capital allocation based on market conditions, results of operations and other factors. Capital commitments are determined through consultation among selected executive and operational personnel, who play an important role in ensuring that new projects are consistent with the Company's strategy. Centralized financial controls are also maintained through the standardization of accounting and financial policies and procedures, which are applied uniformly throughout the Company.

    Structurally, the Company operates through separate divisions, which are generally located within the areas in which they operate. Each division is managed by executives with substantial experience in the division's market. In addition, each division is equipped with the skills to complete the functions of land acquisition, map processing, land development, construction, marketing, sales and product service.

LAND ACQUISITION AND DEVELOPMENT

    Substantially all of the land acquired by the Company is purchased only after necessary entitlements have been obtained so that the Company has certain rights to begin development or construction as market conditions dictate. In certain situations, the Company will purchase unentitled property where it perceives an opportunity to build on such property in a manner consistent with the Company's strategy. The term "entitlements" refers to development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give a developer the right to obtain building permits upon compliance with conditions that are usually within the developer's control. Although entitlements are ordinarily obtained prior to the Company's purchase of land, the Company is still required to obtain a variety of other governmental approvals and permits during the development process.

    The Company has occasionally used partnerships or joint ventures to purchase and develop land where such arrangements were necessary to acquire the land or appeared to be otherwise economically advantageous to the Company. In the future, the Company may consider the use of partnership or joint venture arrangements from time to time when management perceives a favorable opportunity to use such financing arrangements.

    The Company selects its land for development based upon a variety of factors, including (i) internal and external demographic and marketing studies;
(ii) suitability for projects comprised of generally less than 150 homesites;
(iii) suitability for development during the time period of one to five years from the beginning of the development process to the last closing; (iv) financial review as to the feasibility of the proposed project, including projected profit margins, returns on capital employed and payback periods; (v) the ability to secure governmental approvals and entitlements; (vi) environmental and legal due diligence; (vii) competition; (viii) proximity to local traffic corridors and amenities; and (ix) management's judgment as to the real estate market, economic trends and the Company's experience in a particular market.

    The Company generally purchases land or obtains an option to purchase land which, in either case, requires certain site improvements prior to construction. Where required, the Company then undertakes or, in the case of land under option, the grantor of the option then undertakes, the development activities (through contractual arrangements with local developers) that include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage and recreational facilities and other amenities. When available in certain markets, the Company also buys finished lots that are ready for construction.

    The Company strives to develop a design and marketing concept for each of its projects, which includes determination of size, style and price range of the homes, layout of streets, layout of individual lots and overall community design. The product line offered in a particular project depends upon many factors, including the housing generally available in the area, the needs of a particular market and the Company's cost of lots in the project. The Company is, however, often able to use standardized design plans.

    The development and construction of each project are managed by the Company's operating divisions, each of which is led by a president who, in turn, reports to the president of the region and the Company's Chief Executive Officer. At the development stage, a manager (who may be assigned to several projects and reports to the president of the division) supervises development of buildable lots. In addition, a field superintendent is located at each project site to supervise actual construction, and each division has one or more customer service and marketing representatives assigned to projects operated by that division.

    The following table sets forth, by state, the Company's land inventory as of September 30, 1996.

                                                                 SEPTEMBER 30, 1996
                                          -----------------------------------------------------------------
                                                  LAND OWNED             LAND UNDER CONTRACT
                                          --------------------------  --------------------------               FISCAL YEAR
                                           FINISHED     UNDEVELOPED    FINISHED     UNDEVELOPED                1996 HOMES
                                             LOTS         LOTS(I)        LOTS         LOTS(I)       TOTAL        CLOSED
                                          -----------  -------------  -----------  -------------  ---------  ---------------
SOUTHEAST REGION:
  Georgia...............................         382           170           270             0          822           308
  North Carolina........................         332           554           390         1,416        2,692           697
  South Carolina........................         254            82           170           859        1,365           276
  Tennessee.............................         677           437           609           531        2,254           526
  Florida...............................         352            30           567             0          949           405
SOUTHWEST REGION:
  Arizona...............................         569            54         1,024             0        1,647         1,852
  California............................         642         1,037           397           406        2,482         1,018
  Nevada................................         643             0           581             0        1,224           473
CENTRAL REGION:
  Texas.................................         756            65           865             0        1,686           379
  Other Markets.........................           0             0             0             0            0             1
                                               -----         -----         -----         -----    ---------         -----
    Total...............................       4,607         2,429         4,873         3,212       15,121         5,935
                                               -----         -----         -----         -----    ---------         -----
                                               -----         -----         -----         -----    ---------         -----

------------------------

(i) Undeveloped lots consist of raw land that is expected to be developed into the respective number of lots reflected in this table.

    The Company acquires certain lots by means of option contracts. Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a certain price. Under option contracts without specific performance obligations, the Company's liability is limited to forfeiture of the non-refundable deposits, which aggregated approximately $10.3 million at September 30, 1996. Under option contracts with specific performance obligations, the Company generally is required to purchase specific numbers of lots on fixed dates pursuant to a contractually established schedule. Under such option contracts with specific performance obligations, the party granting the option is required to maintain and/or develop the property pursuant to certain standards specified in the contract and to deliver lots which are free of any liens and are appropriate for residential building pursuant to a specified schedule. If the Company fails to purchase the required number of lots on the date fixed for purchase pursuant to such option contracts and the party granting the option has fulfilled all of its obligations under the contract, the party granting the option to the Company generally has the right to either terminate the option granted pursuant to the option contract in its entirety or to require the Company to purchase the remaining lots. If the party granting the option fails to meet its obligations under such option contracts, the Company generally may, at its option, either not make the lot purchase or require the party granting the option to cure the deficiency. Under such option contracts, if the Company purchases a lot and subsequently discovers that the lot did not meet all of the conditions specified by the option contract, the Company generally may require the party granting the option to repurchase the lot or cure the deficiency. At September 30, 1996, committed amounts under option contracts with specific performance obligations aggregated approximately $60.9 million, while option contracts without specific performance obligations aggregated $131.1 million. The Company's option contracts have expiration periods ranging from one to 60 months.

CONSTRUCTION

    The Company acts as the general contractor for the construction of its projects. The Company's project development operations are controlled by its divisions, whose employees supervise the construction of each project, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes. The Company specifies that quality, durable materials be used in the construction of the Company's homes. The Company's subcontractors follow design plans prepared by architects and engineers who are retained by the Company and whose designs are geared to the local market. Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price. Agreements with the Company's subcontractors and materials' suppliers are generally entered into after competitive bidding, and the Company does not have any long-term contractual commitments with any of its subcontractors or suppliers. In connection with such competitive bid process, the Company obtains information from prospective subcontractors and vendors with respect to their financial condition and ability to perform their agreements with the Company. The Company does not maintain significant inventories of construction materials except for materials being utilized for homes under construction. The Company has numerous suppliers of raw materials and services used in its business, and such materials and services have been and continue to be available. Material prices may fluctuate, however, due to various factors, including demand or supply shortages which may be beyond the control of the Company's vendors. In order to reduce costs and improve service to the Company, Beazer from time to time enters into regional and national supply contracts with certain of its vendors. For instance, during 1996 the Company entered into a three year agreement with General Electric as its exclusive supplier of appliances. The Company believes that its relationships with its suppliers and subcontractors are good.

    Construction time for the Company's homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of the Company's markets except California, construction of a home historically has been completed within three to four months following commencement of construction. In California, construction of a home historically has been completed within four to eight months following commencement of construction. At September 30, 1996, the Company had 608 finished homes, of which 165 were sold and included in backlog at such date.

WARRANTY PROGRAM

    The Company provides a one-year limited warranty of workmanship and materials with each of its homes, which generally includes home inspection visits with the customer during the first year following the purchase of a home. The Company subcontracts its homebuilding work to subcontractors who provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work and, therefore, claims relating to workmanship and materials are generally the primary responsibility of the Company's subcontractors. The Company also provides homeowners with an insured 10-year homeowners' warranty through a single national agreement with the Home Buyers Warranty Corporation ("HBW"). The first year of such warranty covers unfulfilled workmanship claims, as well as defects in plumbing, electrical, heating, cooling and ventilation systems, and major structural defects; the second year of such warranty covers major structural defects and certain defects in plumbing, electrical, heating, cooling and ventilation systems of the home (exclusive of defects in appliances, fixtures and equipment); and the final eight years of protection cover only major structural defects. An allowance of approximately 0.5% to 1.0%
of the sale price of a home is established to cover warranty expenses, although this allowance is subject to adjustment in special circumstances. The Company's historical experience is that such warranty expenses generally fall within the amount established for such allowance.

    For homes closed prior to October 7, 1994, the Company's structural warranty coverage was with the Home Owners Warranty Corporation ("HOW"). On October 7, 1994, the Commonwealth of Virginia placed HOW under temporary receivership, and a permanent injunction followed on October 17, 1994. Terms of the injunction allowed policies that were effective prior to October 7, 1994 to be honored for their full term. Concurrent with the above, the Company entered into an agreement with HBW to provide its homebuyers with equally suitable coverage for homes closed subsequent to October 7, 1994. The Company anticipates, however, that substantially all claims under such policies will be at levels below applicable deductibles and, therefore, could be the subject of a claim under the Company's warranty. The Company does not currently have any material litigation or claims regarding warranties or latent defects with respect to the construction of its homes. The Company believes that claims and litigation will be substantially covered by the Company's warranty accrual or insurance.

    The Company is currently considering the establishment of a risk retention group to self insure its structural warranty obligations and replace the Company's warranty program with HBW. The Company believes this would result in cost savings to the Company.

MARKETING AND SALES

    The Company makes extensive use of advertising and other promotional activities, including newspaper advertisements, brochures, direct mail and the placement of strategically located sign boards in the immediate areas of its developments.

    The Company normally builds, decorates, furnishes and landscapes between one and five model homes for each project and maintains on-site sales offices. At September 30, 1996, the Company maintained 248 model homes, of which 168 were owned and 80 were leased from third parties pursuant to sale and leaseback agreements. The Company believes that model homes play a particularly important role in the Company's marketing efforts. Consequently, the Company expends a significant effort in creating an attractive atmosphere at its model homes. Interior decorations are undertaken by both in-house and third party local design specialists, and vary among the Company's models based upon the lifestyles of targeted home buyers. The purchase of furniture, fixtures and fittings is coordinated to ensure that manufacturers' bulk discounts are utilized to the maximum extent. Structural changes in design from the model homes are not generally permitted, but home buyers may select various optional amenities. The Company also uses a cross-referral program that encourages Company personnel to direct customers to other Company subdivisions based on the customers' needs.

    The Company generally sells its homes through commissioned employees (who typically work from the sales offices located at the model homes used in each division) as well as through independent brokers. Company personnel are available to assist prospective home buyers by providing them with floor plans, price information and tours of model homes and in connection with the selection of options. The Company's selection of interior features is a principal component of the Company's marketing and sales efforts. Sales personnel are trained by the Company and attend periodic meetings to be updated on sales techniques, competitive products in the area, the availability of financing, construction schedules, marketing and advertising plans, which management believes result in a sales force with extensive knowledge of the Company's operating policies and housing products. The Company's policy also provides that sales personnel be licensed real estate agents where required by law. The Company typically also builds a number of homes for which no signed sales contract exists at the time of commencement of construction. The use of an inventory of such homes is necessary to satisfy the requirements of relocated personnel and of independent brokers, who often represent customers who require a completed home within 60 days. At September 30, 1996, excluding models, the Company had 1,083 homes at various stages of completion for which the Company had not received a sales contract.

    The Company uses various sales incentives (such as landscaping and certain interior home options and upgrades) in order to attract home buyers. The use of incentives depends largely on prevailing economic and competitive market conditions.

CUSTOMER FINANCING

    The Company provides customer financing in certain markets through branch offices of Beazer Mortgage. Beazer Mortgage provides mortgage originations only, and does not retain or service the mortgages that it originates. Such mortgages are generally funded by one of a network of mortgage lenders arranged for the Company by Homebuilders Financial Network, an independent consultant of the Company. Beazer Mortgage currently operates in Atlanta, Charlotte and Houston.

    For operations that have not established Beazer Mortgage branches, Company seeks to assist its home buyers in obtaining financing from mortgage lenders offering qualified home buyers a variety of financing options, including a wide variety of conventional, FHA and VA financing programs. From time to time, the Company has arranged for lender representatives to be available in sales offices, has prequalified home buyers and has paid a portion of the closing costs and discount mortgage points to assist home buyers with financing. In certain limited circumstances, the Company may attempt to minimize potential risks relating to the availability of customer financing by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time. Since substantially all home buyers utilize long-term mortgage financing to purchase a home, adverse economic conditions, increases in unemployment and high mortgage interest rates may deter and eliminate a substantial number of potential home buyers from the Company's markets in the future.

COMPETITION AND MARKET FACTORS

    The development and sale of residential properties is highly competitive and fragmented. The Company competes for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources and/or lower costs than the Company. The Company also competes for residential sales with individual resales of existing homes, available rental housing and, to a lesser extent, resales of condominiums. The Company believes that it compares favorably to other builders in the markets in which it operates, due primarily to (i) its experience within its geographic markets and breadth of product line, which allow it to vary its regional product offerings to reflect changing market conditions; (ii) its responsiveness to market conditions, enabling it to capitalize on the opportunities for advantageous land acquisitions in desirable locations; and (iii) its reputation for quality design, construction and service.

    The housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions generally, and interest rate levels in particular. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

    Substantially all the Company's land is purchased with entitlements, giving it the right to obtain building permits upon compliance with specified conditions, which generally are within the Company's control. Upon compliance with such conditions, the Company must seek building permits. The length of time necessary to obtain such permits and approvals affects the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. Several governmental authorities in California have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas. To date, the governmental approval processes discussed above have not had a material adverse effect on the Company's development activities, and indeed all home-builders in a given market face the same fees and restrictions. There can be no assurance, however, that these and other restrictions will not adversely affect the Company in the future.

    The Company may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums or "slow-growth" or "no-growth" initiatives or building permit allocation ordinances which could be implemented in the future in the states and markets in which it operates. Substantially all of the Company's land is entitled and, therefore, the moratoriums generally would only adversely affect the Company if they arose from health, safety and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. These are normally established, however, when the Company receives recorded final maps and building permits. The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These laws may result in delays, cause the Company to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas.

BONDS AND OTHER OBLIGATIONS

    The Company is frequently required, in connection with the development of its projects, to obtain letters of credit and performance, maintenance and other bonds in support of its related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with the Company's pending development activities. In the event any such bonds or letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 1996, there were approximately $6.0 million and $50.4 million of outstanding letters of credit and performance bonds, respectively for such purposes. The Company does not believe that any such bonds or letters of credit are likely to be drawn upon.

EMPLOYEES AND SUBCONTRACTORS

    At September 30, 1996, the Company employed 1,070 persons, of whom 220 were sales and marketing personnel, 370 were executive, management and administrative personnel, 452 were involved in construction and 28 were employed at the Nashville, Tennessee manufacturing facility. Although none of the Company's employees is covered by collective bargaining agreements, certain of the subcontractors engaged by the Company are represented by labor unions or are subject to collective bargaining arrangements. The Company believes that its relations with its employees and subcontractors are good.

ITEM 2. PROPERTIES

    The Company leases approximately 4,850 square feet of office space in Atlanta, Georgia to house its corporate headquarters. The Company also leases an aggregate of approximately 100,000 square feet of office space for its subsidiaries' operations at various locations. The Company owns approximately 18,500 square feet of manufacturing space and 6,800 square feet of office space in Nashville, Tennessee.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings, all of which have arisen in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the quarter ended September 30, 1996.

              SEPARATE ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

    Unless otherwise indicated, the following executive officers have served in their current capacity with the Company since its inception.

NAME                                        AGE                                  POSITION
---------------------------------------     ---     -------------------------------------------------------------------
EXECUTIVE OFFICERS
  Ian J. McCarthy......................         43  President, Chief Executive Officer and Director
  David S. Weiss.......................         36  Executive Vice President, Chief Financial Officer and Director
  John Skelton.........................         47  Senior Vice President, Operations and Controller
  Peter H. Simons......................         37  Since September 1994, Vice President, Corporate Development
  David T. Root........................         49  Since November 1994, Vice President, Operations
  Gary N. Baucom.......................         52  President, Squires Homes, Inc.
  H. Eddie Phillips....................         49  President, Phillips Builders, Inc.
  James A. Moore.......................         56  Since May 1995, Southeast Regional Manager
  Michael T. Rand......................         34  Since December 1996, Vice President, Operational and Accounting
                                                    Controls

    All officers are elected by the Board of Directors.

    There are no family relationships nor arrangements or understandings pursuant to which any of the officers listed were elected. See pages 12 to 14 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 6, 1997 for a description of employment arrangements with certain executive officers of the Company.

BUSINESS EXPERIENCE

    Refer to page 4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 6, 1997 for the business experience of Messrs. Ian J. McCarthy, and David S. Weiss.

    JOHN SKELTON. Mr. Skelton has served as the Company's Senior Vice President, Operations and Controller since March 1994. Mr. Skelton served as Vice President and Chief Financial Officer of Beazer Homes, Inc. since 1985 and Vice President and Chief Financial Officer of Beazer Homes Holdings, Inc. since April 1993. During the period 1977 to 1985, Mr. Skelton served as Finance Director of Leech Homes, a subsidiary of Leech PLC which was acquired by Beazer PLC in 1985. After graduating with a Bachelor's degree from Durham University in the United Kingdom, he was employed by Deloitte & Touche and is a Fellow of the Institute of Chartered Accountants in England and Wales.

    PETER H. SIMONS. Mr. Simons has served as Vice President of Corporate Development since September 1994. The preceding year, he was Director of Operations for Lokelani Homes in Hawaii. From 1989 to 1993, Mr. Simons was a Senior Project Manager for Castle & Cooke Properties in Hawaii. Mr. Simons earned a Bachelor of Arts degree from Yale University and a Masters in Public and Private Management from the Yale School of Management.

    DAVID T. ROOT. Mr. Root has served as Vice President of Operations since November 1994. From the time Mr. Root joined the Company in July 1992 to November 1994, he managed product development and certain operational matters for the Company. Prior to joining the Company, Mr. Root was the Director of Operations for several Southern California development companies and brings over 20 years of experience to the Company. Mr. Root earned a Bachelor of Science degree from the University of Nevada, and is a licensed general contractor and real estate broker.

    GARY N. BAUCOM. Mr. Baucom has served as President of Squires Homes, Inc., a subsidiary of the Company, since 1987. He joined the Ralph Squires Construction Company in 1971 and served as Vice President, Finance, and was promoted to Executive Vice President in 1980. Mr. Baucom earned a Bachelor of Science degree in Accounting from the University of North Carolina at Charlotte. Mr. Baucom is a licensed Certified Public Accountant.

    H. EDDIE PHILLIPS. Mr. Phillips has served as President of Phillips Builders, Inc., a subsidiary of the Company, since January 1989. Prior to that time, Mr. Phillips was Senior Vice President of Phillips Builders, Inc. for the preceding ten years and, in that capacity, was responsible for all aspects of land acquisition, land development, product design, home construction and contracting. Mr. Phillips also established the component manufacturing plant for Phillips Builders, Inc. in Nashville, Tennessee. Mr. Phillips earned a Bachelor of Science degree in Business Administration from the University of Tennessee.

    JAMES A. MOORE. Mr. Moore joined the Company as President of Beazer Homes Nevada in January 1994. Since May 1995 he has served as Southeast Regional Manager responsible for operations in Georgia, Texas and Florida. Prior to joining the Company, Mr. Moore was President of Watt Housing Corp., a homebuilding and land development company, as well as a director and officer of Watt Housing Corp. and several of its subsidiaries. Mr. Moore has also acted as a management consultant in the homebuilding industry. Mr. Moore earned a Bachelor of Science degree in Accounting from Northern Illinois University. Mr. Moore is a licensed Certified Public Accountant.

    MICHAEL T. RAND. Mr. Rand joined the Company in December 1996. Prior to that time he was a Senior Audit Manager with KPMG Peat Marwick LLP, where he had been employed since 1984. Mr. Rand earned a Bachelor of Science degree in Commerce from the University of Virginia. Mr. Rand is a licensed Certified Public Accountant.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The information required by this item is incorporated by reference to the information set forth under the captions "Trading Information" and "Quarterly Stock Price Information" located on Page 41 and 37, respectively, of the Company's Annual Report to Shareholders for the year ended September 30, 1996.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is incorporated by reference from page 15 of the Company's Annual Report to Shareholders for the Year ended September 30, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is incorporated by reference from the pages 16 to 23 of the Company's Annual Report to Shareholders for the year ended September 30, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference from pages 25 to 36 of the Company's Annual Report to Shareholders for the year ended September 30, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On December 12, 1995, upon the recommendation of the Audit Committee, the Board of Directors selected the firm of Deloitte & Touche LLP to serve as the Company's independent auditor for the fiscal year ending September 30, 1996. Ernst & Young LLP served as independent auditor for the Company's fiscal years ended September 30, 1995 and 1994.

    Ernst & Young LLP's report on the financial statements of the Company for the fiscal years ended September 30, 1995 and 1994 did not contain an adverse opinion or a disclaimer of an opinion. Neither in connection with the audits by Ernst & Young LLP for the fiscal years ended September 30, 1995 and 1994 nor during any subsequent interim period, were there disagreements on any matters of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Director information is incorporated by reference from pages 3 to 4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 6, 1997. Information regarding the Company's executive officers is set forth in under Part I as a separate item.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from pages 7 to 14 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 6, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this is incorporated by reference from page 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 6, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements.

        The Report of the Independent Auditors and the following consolidated financial statements are incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1996 in Part II, Item 8 of this report:

          Consolidated Statements of Operations for the years ended September 30, 1996, 1995 and 1994.

            Consolidated Balance Sheets as of September 30, 1996 and 1995.

            Consolidated Statement of Stockholders' Equity for the years ended September 30, 1996, 1995 and 1994.

            Consolidated Statements of Cash Flow for the years ended September 30, 1996, 1995 and 1994.

            Notes to Consolidated Financial Statements.

        The Report of the Independent Auditors on the consolidated financial statements for the fiscal year ended September 30, 1995 is included in this report on page 18.

    2.  Financial Statement Schedules.

        None required.

    3.  Exhibits

 EXHIBIT
 NUMBER
---------
   3.1(7)  --Amended and Restated Certificate of Incorporation of the Company.

   3.2(7)  --Amended and Restated Bylaws of the Company.

   4.1(1)  --Indenture dated as of March 2, 1994 among the Company, its subsidiaries party thereto, and Continental Bank, National Association, as trustee, relating to the Company's 9%
             Senior Notes due 2004.

   4.2(2)  --Form of 9% Senior Note due 2004.

   4.3(6)  --Specimen of Common Stock Certificate.

   4.4(4)  --Form of Certificate of Designations for Series A Cumulative Convertible Exchangeable
             Preferred Stock, $.01 par value per share.

   4.5(4)  --Form of Certificate representing shares of Series A Cumulative Convertible Exchangeable
             Preferred Stock, $.01 par value per share.

 EXHIBIT
 NUMBER
---------
   4.6(4)  --Form of Indenture between the Company and the First National Bank of Boston, as trustee, relating to the 8% Convertible Subordinated Debentures due 2005.

   4.7(4)  --Form of 8% Convertible Subordinated Debenture due 2005.

   4.8(5)  --Retirement Savings and Investment Plan.

   4.9(5)  --Summary Plan Description.

  4.10(8)  --Rights Agreement, dated as of June 21, 1996, between the Company and First Chicago Trust
             Company of New York, as Rights Agent.

     10.1  --Credit Agreement dated as of October 22, 1996 between the Company and First National Bank of Chicago, as agent (filed herewith).

  10.2(3)  --Amended 1994 Stock Incentive Plan.

  10.3(3)  --Non-Employee Director Stock Option Plan.

  10.4(2)  --Asset Purchase Agreement dated as of April 14, 1993 as amended, between Beazer Homes
             Holdings Inc., Beazer Homes California Inc., Beazer Homes Nevada Inc., Beazer Homes
             Arizona Inc., Beazer Homes Sales Arizona Inc., Watt Housing Corporation, Watt American,
             Inc., Watt/Hancock Homes of Arizona, Inc., Watt Homes Inc., Watt Nevada, Inc., Watt Homes
             of Northern California, Inc., Watt Pacific, Inc., Orange Homes South, Inc., Narcissa
             Corporation, and WH/Arizona, Inc.

  10.5(9)  --Amended and Restated Employment Agreement dated as of March 31, 1995 between the Company and Ian J. McCarthy.

  10.6(9)  --Amended and Restated Employment Agreement dated as of March 31, 1995 between the Company and David S. Weiss.

  10.7(9)  --Amended and Restated Employment Agreement dated as of March 31, 1995 between the Company and John Skelton.

  10.8(9)  --Amended and Restated Employment Agreement dated as of March 31, 1995 between the Company and Gary N. Baucom.

  10.9(1)  --Employment Agreement dated as of March 2, 1994 between the Company and H. Eddie Phillips.

    10.11  --Supplemental Employment Agreement dated as of July 17, 1996 between the Company and Ian
             J. McCarthy (filed herewith).

    10.12  --Supplemental Employment Agreement dated as of July 17, 1996 between the Company and David
             S. Weiss (filed herewith).

    10.13  --Supplemental Employment Agreement dated as of July 17, 1996 between the Company and John
             Skelton (filed herewith).

    10.14  --Supplemental Employment Agreement dated as of July 17, 1996 between the Company and Peter
             H. Simons (filed herewith).

       11  --Earnings Per Share Calculations (filed herewith).

       13  --Annual Report to Shareholders for the year ended September 30, 1996. (filed herewith)

       21  --Subsidiaries of the Company (filed herewith).

     23.1  --Consent of Deloitte & Touche LLP, Independent Auditors (filed herewith)

 EXHIBIT
 NUMBER
---------
     23.2  --Consent of Ernst & Young LLP, Independent Auditors (filed herewith).

       27  --Financial Data Schedule (filed herewith).

--------------------------
(1) Incorporated herein by reference to the exhibits to the Company's report on Form 10-Q for the quarterly period ended March 31, 1994.

(2) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (Registration No. 33-72982) initially filed on December 15, 1993.

(3) Incorporated herein by reference to the exhibits to the Company's report on Form 10-K for the year ended September 30, 1994.

(4) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-3 (Registration No. 33-92892) initially filed on June 15, 1995.

(5) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (Registration No. 33-91904) filed on May 4, 1995.

(6) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (Registration No. 33-72576) initially filed on December 6, 1993.

(7) Incorporated herein by reference to the exhibits to the Company's report on Form 8-K filed on May 30, 1996

(8) Incorporated herein by reference to the exhibits to the Company's report on Form 8-K filed on June 21, 1996

(9) Incorporated herein by reference to the exhibits to the Company's report on Form 10-Q for the quarterly period ended March 31, 1995.

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1996.

(c) Exhibits

    Reference is made to Item 14(a)3 above. The following is a list of exhibits, included in Item 14(a)3 above, that are filed concurrently with this report.

     10.1  --Credit Agreement dated as of October 22, 1996 between the Company and
             First National Bank of Chicago, as agent (filed herewith).

    10.11  --Supplemental Employment Agreement dated as of July 17, 1996 between the
             Company and Ian J. McCarthy (filed herewith).

    10.12  --Supplemental Employment Agreement dated as of July 17, 1996 between the
             Company and David S. Weiss (filed herewith).

    10.13  --Supplemental Employment Agreement dated as of July 17, 1996 between the
             Company and John Skelton (filed herewith).

    10.14  --Supplemental Employment Agreement dated as of July 17, 1996 between the
             Company and Peter H. Simons (filed herewith).

       11  --Earnings Per Share Calculations
       13  --The Company's Annual Report to Shareholders for the fiscal year ended
           September 30, 1996. Except as expressly incorporated by reference in this report on Form 10-K, such Annual Report is furnished only for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this report. The following portions of such Annual Report are incorporated by reference in the indicated items of this report.

     PORTIONS OF THE ANNUAL REPORT FOR THE FISCAL YEAR ENDED SEPTEMBER 30,
     1996                                                                      ITEM OF THIS REPORT
---------------------------------------------------------------------------  -----------------------
    "Trading Information" and "Quarterly Stock Price Information"                           5

    Selected Financial Data                                                                 6

    Management's Discussion and Analysis of Financial Condition and Results
      of Operations                                                                         7

    Consolidated Financial Statements                                                       8

       21  --Subsidiaries of the Company
     23.1  --Consent of Deloitte & Touche LLP, Independent Auditors
     23.2  --Consent of Ernst & Young LLP, Independent Auditors.
       27  --Financial Data Schedule

(d) Financial Statement Schedules

    Reference is made to Item 14(a)2 above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BEAZER HOMES USA, INC.
                                          By:         /s/ IAN J. MCCARTHY

                                          --------------------------------------

                                          Name: Ian J. McCarthy
                                          Title: PRESIDENT AND CHIEF EXECUTIVE
                                          OFFICER
                                          Date: December 17, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ BRIAN C. BEAZER
------------------------------  Director and Non-Executive   December 17, 1996
      (Brian C. Beazer)           Chairman of the Board

                                Director, President and
     /s/ IAN J. MCCARTHY          Chief Executive Officer
------------------------------    (Principal Executive       December 17, 1996
      (Ian J. McCarthy)           Officer)

                                Director, Executive Vice
      /s/ DAVID S. WEISS          President and Chief
------------------------------    Financial Officer          December 17, 1996
       (David S. Weiss)           (Principal Financial
                                  Officer)

     /s/ THOMAS B. HOWARD
------------------------------  Director                     December 17, 1996
      (Thomas B. Howard)

    /s/ GEORGE W. MEFFERD
------------------------------  Director                     December 17, 1996
     (George W. Mefferd)

       /s/ D.E. MUNDELL
------------------------------  Director                     December 17, 1996
        (D.E. Mundell)

     /s/ LARRY T. SOLARI
------------------------------  Director                     December 17, 1996
      (Larry T. Solari)

                                Secretary, Senior Vice
       /s/ JOHN SKELTON           President and Controller
------------------------------    (Principal Accounting      December 17, 1996
        (John Skelton)            Officer)

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Stockholders of
Beazer Homes USA, Inc.

    We have audited the accompanying consolidated balance sheet of Beazer Homes USA, Inc. as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity/invested capital and cash flows for each of the two years in the period ended September 30, 1995. These consolidated financial statements are the responsibility of the management of Beazer Homes USA, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beazer Homes USA, Inc. at September 30, 1995 and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
October 27, 1995