Form 10-K/A
period 1996-09-30
BEAZER HOMES USA INC
filed 1996-12-24
CIK 915840

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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