Form 10-Q
period 1996-12-31
BEAZER HOMES USA INC
filed 1997-02-14
CIK 915840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1996
                                       or

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number     001-12822
                                               --------------

                             BEAZER HOMES USA, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               58-2086934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                    YES    X                  NO
                        --------                 --------

                  Class                     Outstanding at February 13, 1997
                  -----                     --------------------------------

     Common Stock, $0.01 par value                  6,509,390 shares
     Series A Cumulative Convertible
     Exchangeable Preferred Stock,
       $0.01 par value                              2,000,000 shares


                               Page 1 of 16 Pages
                        Exhibit Index Appears on Page 15

                              BEAZER HOME USA, INC.
                                    FORM 10-Q

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I              FINANCIAL INFORMATION

     Item 1         Financial Statements


             Condensed Consolidated Balance Sheets,
               December 31, 1996 (unaudited) and September 30, 1996      3

             Unaudited Condensed Consolidated Statements of Operations,
               Three Months Ended December 31, 1996 and 1995             4

             Unaudited Condensed Consolidated Statements of Cash Flows,
               Three Months Ended December 31, 1996 and 1995             5

             Notes to Condensed Consolidated Financial Statements        6

     Item 2       Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                            9

PART II             OTHER INFORMATION

             Item 6        Exhibits and Reports on Form 8-K              15

SIGNATURES                                                               16

PART I. FINANCIAL INFORMATION



                             BEAZER HOMES USA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 DECEMBER 31,    SEPTEMBER 30,
                                                                    1996             1996
                                                                    ----             ----
                                                                 (UNAUDITED)

 ASSETS
 Cash and cash equivalents                                       $    3,178     $   12,942
 Accounts receivable                                                  3,494          6,473
 Inventory                                                          347,627        320,969
 Property, plant and equipment, net                                   3,030          2,823
 Goodwill, net                                                        6,069          6,204
 Other assets                                                         9,481          7,232
                                                                 -----------    -----------
   Total assets                                                  $  372,879     $  356,643
                                                                 -----------    -----------
                                                                 -----------    -----------


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Trade accounts payable                                         $    20,917    $    31,431
 Other payables and accrued liabilities                              20,303         31,511
 Revolving credit facility                                           37,000            ---
 Senior notes                                                       115,000        115,000
                                                                 -----------    -----------
   Total liabilities                                                193,220        177,942

 Stockholders' equity:
 Preferred stock (par value $.01 per share, 5,000,000 shares authorized, 2,000,000 issued and outstanding; $50,000
   aggregate liquidation preference)                                     20             20
 Common stock (par value $.01 per share, 30,000,000 shares
   authorized, 9,297,117 issued,
   6,509,390 and 6,530,933 outstanding)                                  93             93
 Paid in capital                                                    187,477        187,477
 Retained earnings                                                   39,290         37,613
 Unearned restricted stock                                           (1,376)        (1,446)
 Less treasury stock, at cost  (2,830,567 and 2,774,267 shares)     (45,845)       (45,056)
                                                                 -----------    -----------
 Total stockholders' equity                                         179,659        178,701
                                                                 -----------    -----------
   Total liabilities and stockholders' equity                   $   372,879    $   356,643
                                                                 -----------    -----------
                                                                 -----------    -----------

 See Notes to Condensed Consolidated Financial Statements

                             BEAZER HOMES USA, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                         THREE MONTHS
                                                      ENDED DECEMBER 31,
                                                    -----------------------
                                                     1996           1995
                                                     ----           ----

Total revenue                                   $    161,083   $    158,230
Costs and expenses:
  Home construction and land sales                   135,371        133,337
  Interest                                             2,740          3,131
  Selling, general and administrative                 18,773         16,929
                                                 ------------   ------------
Operating income                                       4,199          4,833
Other income                                             190           ---
                                                 ------------   ------------
Income before income taxes                             4,389          4,833
Provision for income taxes                             1,712          1,933
                                                 ------------   ------------
Net income                                      $      2,677   $      2,900
                                                 ------------   ------------
                                                 ------------   ------------

Preferred dividends                             $      1,000          1,000
Net income applicable to common stockholders    $      1,677   $      1,900

Weighted average number of
  shares outstanding                               6,457,686      6,524,618
                                                 ------------   ------------
                                                 ------------   ------------

Net income per common share                     $       0.26   $       0.29
                                                 ------------   ------------
                                                 ------------   ------------


See Notes to Condensed Consolidated Financial Statements

                             BEAZER HOMES USA, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)




                                                   THREE MONTHS ENDED DECEMBER 31,
                                                   -------------------------------
                                                         1996          1995
                                                         ----          ----

Cash flows from operating activities:
    Net income                                       $      2,677  $      2,900
    Adjustments to reconcile net income to
      net cash used by operating activities:
        Depreciation and amortization                         408           410
        Changes in operating assets and liabilities,
          net of effects of acquisitions                  (47,670)      (48,340)
                                                      -----------    -----------
Net cash used by operating activities                     (44,585)      (45,030)
                                                      -----------    -----------

Cash flows from investing activities:
    Capital expenditures                                     (390)         (508)
                                                      -----------    -----------
Net cash used by investing activities                        (390)         (508)
                                                      -----------    -----------

Cash flows from financing activities:
    Proceeds from revolving credit facility, net           37,000        10,000
    Treasury stock purchased                                 (789)         ---
    Dividend paid on preferred stock                       (1,000)       (1,000)
                                                      -----------    -----------
Net cash provided by financing activities                  35,211         9,000
                                                      -----------    -----------

(Decrease) in cash and cash equivalents                    (9,764)      (36,538)
Cash and cash equivalents at beginning of period           12,942        40,407
                                                      -----------    -----------
Cash and cash equivalents at end of period           $      3,178   $     3,869
                                                      -----------    -----------
                                                      -----------    -----------




See Notes to Condensded Consolidated Financial Statements

                             BEAZER HOMES USA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. ("Beazer" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and consequently such financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, for further information, the reader of this Form 10-Q should refer to the audited consolidated financial statements of the Company for the year ended September 30, 1996 incorporated by reference in the Company's Annual Report on Form 10-K.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed financial statements.

(2) INVENTORY

     A summary of inventory is as follows (dollars in thousands):

                                        DECEMBER 31,        SEPTEMBER 30,
                                            1996                1996
                                            ----                ----
                                        (unaudited)
  Finished homes                        $   63,682          $   64,709
  Development projects in progress         218,820             197,984
  Unimproved land held for future
   development                              35,410              34,040
  Model homes                               29,715              24,236
                                            ------              ------
                                        $  347,627          $  320,969
                                           -------             -------
                                           -------             -------


     Development projects in progress consist principally of land, land improvement costs and, if applicable, construction costs for houses which are in various stages of development but not ready for sale. Certain of the finished homes in inventory are reserved by a deposit or sales contract.

                             BEAZER HOMES USA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(3) INTEREST

     The following table sets forth certain information regarding interest (dollars in thousands):


                                                  THREE MONTHS ENDED
                                                  ------------------
                                                      DECEMBER 31,
                                                      ------------
                                                       (unaudited)
                                                  1996           1995
                                                  ----           ----
 During the period:
   Interest incurred                         $    3,181     $    3,144
                                              ---------      ---------
                                              ---------      ---------
   Previously capitalized interest
    amortized to costs and expenses          $    2,740     $    3,131
                                              ---------      ---------
                                              ---------      ---------
 At the end of the period:
   Capitalized interest in ending
    inventory                                $    5,994     $    6,483
                                              ---------      ---------
                                              ---------      ---------

(4)  EARNINGS PER SHARE

     The computation of primary earnings per common share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common stock equivalents, primarily from stock options. Common share equivalents are computed using the treasury stock method.

     Fully diluted earnings per share, which further assumes the conversion of
2.0 million shares of Series A Cumulative Convertible Exchangeable Preferred Stock ($50.0 million aggregate liquidation preference) issued in August 1995 into 2.6 million shares of common stock at the conversion price of $19.05, is not presented in the accompanying condensed consolidated statements of operations for the three month periods ended December 31, 1996 and 1995 since the effect of such conversion is antidilutive for such periods.

                             BEAZER HOMES USA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(5)  CREDIT AGREEMENT

     In October 1996, the Company entered into a $150 million unsecured, revolving credit agreement (the "Credit Agreement") with a group of banks to replace the previous $80 million credit agreement. Borrowings under the Credit Agreement generally bear interest at a fluctuating rate equal to (i) the sum of a specified margin PLUS the higher of (a) the corporate base rate of interest announced by the lead bank (the "Agent") from time to time or (b) a specified spread above the Federal Funds Rate or (ii) the sum of a specified margin plus a rate of interest based on LIBOR determined by the Agent pursuant to a specified formula. All outstanding indebtedness under the Credit Agreement will be due in October 1999. The Credit Agreement contains various operating and financial covenants. Each of the Company's significant subsidiaries is a guarantor under the Credit Agreement.

(6)  RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation, ("SFAS 123"). SFAS 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company will disclose the pro-forma impact of full adoption of SFAS 123 in its financial statements for the fiscal year ending September 30, 1997.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents certain operating and financial data for the Company (dollars in thousands):

Operating and Financial Data

                            THREE MONTHS ENDED               THREE MONTHS ENDED
                             DECEMBER 31, 1996    % CHANGE    DECEMBER 31, 1995

NUMBER OF NEW ORDERS,
  NET OF CANCELLATIONS (1):
     Southeast Region               369             (15.4)%         436
     Southwest Region               545             (21.5)          694
     Central Region                 120             122.2            54
                              ---------                        --------
     Total                        1,034             (12.7)        1,184
                              ---------                        --------
                              ---------                        --------

NUMBER OF CLOSINGS:
     Southeast Region               378             (18.9)%         466
     Southwest Region               600               0.8           595
     Central Region                 135             136.8            57
     Other Markets                                    n/m             1
                              ---------                        --------
     Total                        1,113              (0.5)        1,119
                              ---------                        --------
                              ---------                        --------

TOTAL REVENUE:
     Southeast Region        $   64,069              (2.9)%   $  65,970
     Southwest Region            76,144              (8.6)       83,319
     Central Region              20,870             138.4         8,756
     Other Markets                                    n/m           185
                              ---------                        --------
     Total                   $  161,083               1.8     $ 158,230
                              ---------                        --------
                              ---------                        --------

AVERAGE SALES PRICE PER
 HOME CLOSED:
     Southeast Region        $    169.5              19.7%    $   141.6
     Southwest Region             126.9              (9.4)        140.0
     Central Region               154.6               0.7         153.6
     Other Markets                                    n/m         185.0
                              ---------                        --------
     Total                   $    144.7               2.3     $   141.4
                              ---------                        --------
BACKLOG UNITS AT END OF
 PERIOD:
     Southeast Region               571             (15.8)%         678
     Southwest Region               625             (34.2)          950
     Central Region                 151             202.0            50
                              ---------                        --------
     Total                        1,347             (19.7)        1,678
                              ---------                        --------
                              ---------                        --------

AGGREGATE SALES VALUE OF
 HOMES IN BACKLOG AT END
 OF PERIOD:                  $  198,265             (14.7)%   $ 232,367
                              ---------                        --------
                              ---------                        --------
NUMBER OF ACTIVE
 SUBDIVISIONS:
     Southeast Region                86              (5.5)%          91
     Southwest Region                45             (22.4)           58
     Central Region                  31             121.4            14
                              ---------                        --------
     Total                          162              (0.6)          163
                              ---------                        --------
                              ---------                        --------

n/m  Percentage change not meaningful

(1) New orders for the three months ended December 31, 1995 do not include 129 homes in backlog acquired from Del Mar Development, Inc.

                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW:

Beazer Homes USA, Inc. (the "Company" or "Beazer") designs, builds and sells single family homes in the Southeast, Southwest and Central regions of the United States. The Company's Southeast Region includes Georgia, North Carolina, South Carolina, Tennessee and Florida, its Southwest Region includes Arizona, California and Nevada and its Central Region includes Texas. The Company intends, subject to market conditions, to expand in its current markets and to consider entering new markets through expansion from existing markets ("satellite expansion") or through acquisitions of established regional homebuilders.

The Company's homes are designed to appeal primarily to entry-level and first move-up home buyers, and are generally offered for sale in advance of their construction. The majority of homes are sold pursuant to standard sales contracts entered into prior to commencement of construction. Once a contract
has been signed, the Company classifies the transaction as a "new order."   Such
sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts are considered by the Company as its "backlog." The Company does not recognize revenue on homes in backlog until the sales are closed and the risk of ownership has been transferred to the buyer.

The Company began offering mortgage origination services for its local homebuilders through branch offices of Beazer Mortgage Corp. ("Beazer Mortgage") during 1996. Beazer Mortgage originates and processes mortgages on behalf of third-party investors, but does not retain or service the mortgages that it originates. Beazer Mortgage currently has branch offices in Georgia, North Carolina and Texas, and anticipates having branch offices open in nearly all of the Company's markets by the end of calendar year 1997. The results of operations for Beazer Mortgage were not significant for the quarter ended December 31, 1996.

NEW ORDERS AND BACKLOG: The Company believes the decreased volume of new orders for the three months ended December 31, 1996 compared to the same period in 1995 is the result of decreased active subdivision counts in several key markets, and comparisons against an unusually strong first quarter of fiscal 1996. In light of the volatility in certain economic factors during mid to late 1996, including unstable interest rates and escalating land prices in many of our markets, the Company did not aggressively expand into new subdivisions and worked to close out existing subdivisions in the later stages of their life cycles. As such, the Company's active subdivision counts decreased by 30 from the preceding quarter ended September 30, 1996 with the greatest decreases in Arizona (10 projects) and North Carolina (7 projects). In comparison, favorable economic indicators in 1995 stimulated the Company's expansion into new subdivisions resulting in a Company record for new order activity for the first quarter of fiscal 1996. The Company anticipates active subdivision levels to increase during the second fiscal quarter of 1997.

The decrease in backlog units at December 31, 1996 compared to December 31, 1995 is attributable to the decreased level of order growth experienced during the quarter and is consistent with such decreases in each of the Company's individual markets. Additionally, the higher unit backlog levels at December 31, 1995 include

                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


129 units in backlog acquired during the quarter in connection with a bulk land acquisition in Arizona. The aggregate sales value of homes in backlog decreased significantly from the comparable period reflecting the decreased units in backlog, however the average price of homes in backlog increased reflecting the increase in backlog units in Texas and Florida, markets with average sales prices historically higher than the overall Company average.

RESULTS OF OPERATIONS:

The following table shows certain items in the Company's statements of income expressed as a percentage of total revenue.

                                                    Three Months Ended
                                                       December 31,

                                                    1996           1995
                                                    ----           ----

           Total revenue                           100.0%         100.0%
           Costs of home construction and
            land sales                              84.0           84.3
           Interest                                  1.7            2.0
           Selling, general and administrative      11.7           10.7
           Operating income                          2.6            3.1

REVENUES: The Company experienced decreased revenues for the three months ended December 31, 1996 compared to the same period in 1995 in the Southeast and Southwest region, which was more than offset by increased revenues for the same periods in the Central region. The total level of revenue growth is the result of a 0.5% decrease in the number of homes closed, and 2.4% increase in the
average price per home closed for the comparative three month periods.   The
Southeast Region's average price per home closed increased for the three month period ended December 31, 1996 in comparison to the same period in 1995, reflecting primarily the increase in the percentage of total homes closed in the region from the Company's Florida operations, which have historically had higher average sales prices than the overall Company average. The average price per home closed has decreased from the comparable period in the Southwest Region, reflecting continued success in the first-time buyer market, especially in Arizona. The average sales price in the Company's Central Region for the first fiscal quarter of 1997 remained consistent with the same period in the prior year.

COST OF HOME CONSTRUCTION AND LAND SALES: Cost of home construction and land sales as a percentage of revenues decreased slightly for the three months ended December 31, 1996 compared to the same period in 1995. This decrease is largely attributable to decreases in the hard construction costs (material and labor) and early efficiencies gained as a result of various profitability initiatives implemented during fiscal 1996.

                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expenses increased significantly as a percentage of total revenues for the three months ended December 31, 1996 compared to the prior year period. This increase can be attributed to the costs of initial implementation of the profitability initiatives discussed previously (such as initial set up of mortgage origination operations and design centers as well as certain systems development costs) as well as a higher overhead base in certain key markets that the Company anticipates will provide higher closing volumes in the subsequent quarters including the Arizona, Texas and Florida markets.

AMORTIZATION OF PREVIOUSLY CAPITALIZED INTEREST: Amortization of previously capitalized interest expense as a percentage of revenues for the three months ended December 31, 1996 is less than the comparable period in 1995 as a result of reduced interest incurred and capitalized during 1996.

INCOME TAXES: The decrease in the Company's effective income tax rate from 40% at December 31, 1995 to 39% at December 31, 1996 is principally the result of a reduction in the overall state effective income tax rate.

FINANCIAL CONDITION AND LIQUIDITY:

In October 1996, the Company entered into a $150 million unsecured, revolving credit agreement (the "Credit Agreement") with a group of banks to replace a similar $80 million unsecured, revolving credit agreement the Company has utilized since January 1995. The Credit Agreement is used primarily to fund seasonal working capital needs. The Company's debt to total capitalization ratio at December 31, 1996 was 45.8%.

At December 31, 1996, the Company had $37 million of borrowings outstanding under the Credit Agreement, and had available additional borrowings of $49 million. Available borrowings under the Credit Agreement are limited to a Borrowing Base, as defined in the Credit Agreement, based upon certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable.

The Company has utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land. At December 31, 1996, the Company had 9,370 lots under option. At December 31, 1996, the Company had commitments with respect to option contracts with specific performance obligations of approximately $57.4 million. The Company expects to exercise all of its option contracts with specific performance obligations and, subject to market conditions, substantially all of its options contracts without specific performance obligations.

In August 1995, the Company sold 2,000,000 shares of its Series A Cumulative Convertible Exchangeable Preferred Stock. The Preferred Stock pays dividends quarterly at an annual rate of 8% (aggregating $4 million annually).

                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


In June 1996, the Company's Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 10% of the Company's currently outstanding common stock (the "Stock Repurchase Plan"). Such repurchases, if completed, would be effected at various prices from time to time in the open market. The timing of the purchase and the exact number of shares will depend on market conditions. Through December 31, 1996 the Company had purchased 81,300 shares for an aggregate purchase price of approximately $1,138,000.

All significant subsidiaries of Beazer Homes USA, Inc. are guarantors of the Senior Notes and are jointly and severally liable for the Company's obligations under the Senior Notes. Separate financial statements and other disclosures concerning each of the significant subsidiaries are not included, as the aggregate assets, liabilities, earnings and equity of these subsidiaries equal such amounts for the Company on a consolidated basis and separate subsidiary financial statements are not considered material to investors. The total assets, revenues and operating profit of the non-guarantor subsidiaries are in the aggregate immaterial to the Company on a consolidated basis. Neither the Credit Agreement nor the Senior Notes restrict distributions to Beazer Homes USA, Inc. by its subsidiaries.

Management believes that the Company's current borrowing capacity, cash on hand at December 31, 1996, and anticipated cash flows from the operations is sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from the Company's sources of liquidity will be sufficient to meet the Company's future capital needs. The amount and types of indebtedness that the Company may incur may be limited by the terms of the Indenture governing its Senior Notes and its Credit Agreement. The Company continually evaluates expansion opportunities through acquisition of established regional homebuilders and such opportunities may require the Company to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for future quarters, overall and market specific volume trends, pricing trends and forces in the industry, cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 1997, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most significant factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following:

         - Economic changes nationally or in one of the Company's local markets

         - Volatility of mortgage interest rates

         - Increased competition in some of the Company's local markets

         - Increased prices for labor, land and raw materials used in the production of houses

         - Any delays in reacting to changing consumer preference in home design

         - Delays or difficulties in implementing the Company's initiatives to reduce its production and overhead cost structure.

PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    11   Statement Regarding Computation of Per Share Earnings

                    27   Financial Data Schedule

               (b)  Reports on Form 8-K:

               The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Beazer Homes USA, Inc.

Date:     February 13, 1997             By:      /s/ David S. Weiss
          ---------------------                  ------------------------
                                        Name:     David S. Weiss
                                                  Executive Vice President
                                                  and Chief Financial Officer