Form 10-Q
period 1997-03-31
BEAZER HOMES USA INC
filed 1997-05-15
CIK 915840

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594

                                   FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

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

                                    YES X    NO
                                       ---      ---


          CLASS                                 OUTSTANDING AT MAY 14, 1997
          -----                                 ---------------------------

Common Stock, $0.01 par value                       6,048,180 shares
Series A Cumulative Convertible
 Exchangeable Preferred Stock,
 $0.01 par value                                    2,000,000 shares

                              Page 1 of 17 Pages
                       Exhibit Index Appears on Page 16

                             BEAZER HOMES USA, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                              PAGE NO.


PART I                     FINANCIAL INFORMATION

        Item 1             Financial Statements

               Condensed Consolidated Balance Sheets,
                March 31, 1997 (unaudited) and September 30, 1996                               3

               Unaudited Condensed Consolidated Statements of Operations,
                Three and Six Months Ended March 31, 1997 and 1996                              4

               Unaudited Condensed Consolidated Statements of Cash Flows,
                 Six Months Ended March 31, 1997 and 1996                                       5

               Notes to Condensed Consolidated Financial Statements                             6

        Item 2        Management's Discussion and Analysis
                       of Financial Condition and Results of
                        Operations                                                              9

PART II               OTHER INFORMATION

       Item 4         Submission of Matters to a Vote of Security
                       Holders                                                                 16

       Item 6         Exhibits and Reports on Form 8-K                                         16

SIGNATURES                                                                                     17

    Part I. Financial Information

                               BEAZER HOMES USA, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except per share data)


                                                                                         MARCH 31,       SEPTEMBER 30,
                                                                                           1997              1996
                                                                                        -----------  -------------
                                                                                        (UNAUDITED)
ASSETS
Cash and cash equivalents......................................................          $   5,636    $    12,942
Accounts receivable............................................................              4,791          6,473
Inventory......................................................................            349,495        320,969
Property, plant and equipment, net.............................................              3,303          2,823
Goodwill, net..................................................................              5,933          6,204
Other assets...................................................................             10,011          7,232
                                                                                         ---------    -----------
    Total assets...............................................................          $ 379,169    $   356,643
                                                                                         ---------    -----------
                                                                                         ---------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable.........................................................          $  22,914    $    31,431
Other payables and accrued liabilities.........................................             14,964         31,511
Revolving credit facility......................................................             50,000             --
Senior notes...................................................................            115,000        115,000
                                                                                         ---------    -----------
Total liabilities..............................................................            202,878        177,942

Stockholders' equity:
Preferred stock (par value $.01 per share, 5,000,000 shares
  authorized, 2,000,000 issued and outstanding; $50,000 aggregate
   liquidation preference).....................................................                20             20
Common stock (par value $.01 per share, 30,000,000 shares authorized,
  9,339,957 and 9,305,200 issued, 6,509,390 and 6,530,933 outstanding).........                93             93
Paid in capital................................................................           187,477        187,477
Retained earnings..............................................................            35,830         37,613
Unearned restricted stock......................................................            (1,284)        (1,446)
Less treasury stock, at cost (2,830,567 and 2,774,267 shares)..................           (45,845)       (45,056)
                                                                                         ---------    -----------
Total stockholders' equity.....................................................           176,291        178,701
                                                                                         ---------    -----------
    Total liabilities and stockholders' equity.................................         $ 379,169    $   356,643
                                                                                         ---------    -----------
                                                                                         ---------    -----------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            BEAZER HOMES USA, INC.
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)

                                                                        THREE MONTHS             SIX MONTHS
                                                                      ENDED MARCH 31,         ENDED MARCH 31,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
Total revenue....................................................  $  177,762  $  196,505  $  338,845  $  354,735
Costs and expenses:
  Home construction and land sales...............................     152,412     166,496     287,783     299,833
  Interest.......................................................       3,174       3,646       5,914       6,777
  Selling, general and administrative............................      19,983      20,279      38,756      37,208
  Write-down of inventory........................................       6,326          --       6,326          --
                                                                   -----------  ---------  ----------  ----------
Operating income (loss)..........................................      (4,133)      6,084          66      10,917
Other income.....................................................         101          21         291          21
                                                                   -----------  ---------  ----------  ----------
Income (loss) before income taxes................................      (4,032)      6,105         357      10,938
Provision (benefit) for income taxes.............................      (1,572)      2,442         140       4,375
                                                                   -----------  ---------  ----------  ----------
Net income (loss)................................................  $   (2,460) $    3,663  $      217  $    6,563
                                                                   -----------  ---------  ----------  ----------
                                                                   -----------  ---------  ----------  ----------
Preferred dividends..............................................  $    1,000  $    1,000       2,000       2,000
Net income (loss) applicable to common stockholders..............  $   (3,460) $    2,663  $   (1,783) $    4,563

Weighted average number of shares (in thousands):
    Primary......................................................       6,425       6,487       6,433       6,485
    Fully-diluted................................................         n/a       9,112         n/a         n/a

Net income (loss) per common share:
    Primary......................................................  ($    0.54) $     0.41  ($    0.28) $     0.70
    Fully-diluted................................................         n/a  $     0.40         n/a         n/a


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            BEAZER HOMES USA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)

                                                                             SIX MONTHS ENDED
                                                                                MARCH 31,
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Cash flows from operating activities:
  Net income.............................................................  $     217  $   6,563
  Adjustments to reconcile net income to net cash used by operating activities:
  Depreciation and amortization..........................................        956        748
  Write-down of inventory................................................      6,326     --
  Changes in operating assets and liabilities,
    net of effects of acquisitions.......................................    (61,236)   (47,272)
                                                                           ---------  ---------
Net cash used by operating activities....................................    (53,737)   (39,961)
                                                                           ---------  ---------
Cash flows from investing activities:
  Capital expenditures...................................................       (780)      (826)
                                                                           ---------  ---------
Net cash used by investing activities....................................       (780)      (826)
                                                                           ---------  ---------
Cash flows from financing activities:
  Proceeds from revolving credit facility, net...........................     50,000     16,000
  Treasury stock purchased...............................................       (789)    --
  Dividend paid on preferred stock.......................................     (2,000)    (2,000)
                                                                           ---------  ---------
Net cash provided by financing activities................................     47,211     14,000
                                                                           ---------  ---------
Decrease in cash and cash equivalents....................................     (7,306)   (26,787)
Cash and cash equivalents at beginning of period.........................     12,942     40,407
                                                                           ---------  ---------
Cash and cash equivalents at end of period...............................  $   5,636  $  13,620
                                                                           ---------  ---------
                                                                           ---------  ---------

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

(2) INVENTORY

    A summary of inventory is as follows (dollars in thousands):


                                                                     MARCH 31,   SEPTEMBER 30,
                                                                       1997           1996
                                                                    -----------  -------------
                                                                    (UNAUDITED)
Finished homes....................................................   $  67,952    $    64,709
Development projects in progress..................................     219,062        197,984
Unimproved land held for future development.......................      33,451         34,040
Model homes.......................................................      29,030         24,236
                                                                    -----------  -------------
                                                                     $ 349,495    $   320,969
                                                                    -----------  -------------
                                                                    -----------  -------------

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

                             BEAZER HOMES USA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) WRITE-DOWN OF INVENTORY

    During the quarter ended March 31, 1997, the Company recorded a pretax charge of $6.3 million ($3.9 million after tax) to write down two properties located in Nevada to their fair market value (estimated based on the sales prices of comparable projects). The two Nevada properties, Craig Ranch in North Las Vegas and Promontory in Reno, had incurred significant development costs that were not anticipated at the beginning of the projects. As a result, the estimated future undiscounted cash flows of the projects were less than their respective current book values.


(4) INTEREST

    The following table sets forth certain unaudited information regarding interest (dollars in thousands):

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              MARCH 31,              MARCH 31,
                                                         ------------------       -----------------
                                                           1997      1996           1997     1996
                                                          ------    ------         ------   ------

During the period:
    Interest incurred..................................   $3,757    $3,605         $6,938   $6,749
                                                          ------    ------         ------   ------
                                                          ------    ------         ------   ------
    Previously capitalized interest amortized
         to costs and expenses.........................   $3,174    $3,646         $5,914   $6,777
                                                          ------    ------         ------   ------
                                                          ------    ------         ------   ------
At the end of the period:
    Capitalized interest in ending inventory...........   $6,577    $6,483         $6,577   $6,483
                                                          ------    ------         ------   ------
                                                          ------    ------         ------   ------

(5) EARNINGS PER SHARE

    The computation of primary earnings per common share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common stock equivalents, primarily from stock options. Common share equivalents are computed using the treasury stock method.

    Fully diluted earnings per share, which further assumes the conversion of
2.0 million shares of Series A Cumulative Convertible Exchangeable Preferred Stock ($50.0 million aggregate liquidation preference) issued in August 1995 into 2.6 million shares of common stock at the conversion price of $19.05, is not presented in the accompanying condensed consolidated statements of operations for the three and six month periods ended March 31, 1997 and the six months ended March 31, 1996 since the effect of such conversion is antidilutive for such periods.

                             BEAZER HOMES USA, INC.

(6) CREDIT AGREEMENT

    In October 1996, the Company entered into a $150 million unsecured, revolving credit agreement (the "Credit Agreement") with a group of banks. Borrowings under the Credit Agreement generally bear interest at a fluctuating rate equal to (i ) the sum of a specified margin plus the higher of (a) the corporate base rate of interest announced by the lead bank (the "Agent") from time to time or (b) a specified spread above the Federal Funds Rate or (ii) the sum of a specified margin plus a rate of interest based on LIBOR determined by the Agent pursuant to a specified formula. All outstanding indebtedness under the Credit Agreement will be due in October 1999. The Credit Agreement contains various operating and financial covenants. Each of the Company's significant subsidiaries is a guarantor under the Credit Agreement.

(7) RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). SFAS 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is generally measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company will disclose the pro-forma impact of adoption of SFAS 123 in its financial statements for the fiscal year ending September 30, 1997.

    In February 1997, the FASB issued Statement No. 128, "Earnings per Share," ("SFAS 128"). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior period earnings per share ("EPS") data. Earlier adoption of this standard is not permitted. The implementation of SFAS 128 will not have a material effect on the Company's reported EPS.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table presents certain operating and financial data for the Company (dollars in thousands):

                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                 MARCH 31,                             MARCH 31,
                                   -------------------------------------  ---------------------------------
                                           1997                  1996             1997                1996
                                   --------------------       ----------  ------------------     ----------
                                                   %                                     %
                                     AMOUNT      CHANGE         AMOUNT      AMOUNT    CHANGE       AMOUNT
                                   ----------    ------       ----------  ----------  ------     ----------
Number of new orders,
 net of cancellations:
  Southeast Region...............         573      (7.1)%          617         942   (10.5)%        1,053
  Southwest Region...............         733     (26.3)           995       1,278   (24.3)          1,689(a)
  Central Region.................         228     142.6             94         348   135.1            148
                                   ----------               ----------  ----------             ----------
  Total..........................       1,534     (10.1)         1,706       2,568   (11.1)         2,890
                                   ----------               ----------  ----------             ----------
                                   ----------               ----------  ----------             ----------
Number of closings:
  Southeast Region...............         457      (5.4)%          483         835   (12.0)%          949
  Southwest Region................        627     (25.0)           836       1,227   (14.3)         1,431
  Central Region.................         143     210.9             46         278   167.3            104
                                   ----------               ----------  ----------             ----------
  Total..........................       1,227     (10.1)         1,365       2,340    (5.8)         2,484
                                   ----------               ----------  ----------             ----------
                                   ----------               ----------  ----------             ----------
Total revenue:
  Southeast Region...............  $   72,464       1.3%    $   71,519  $  136,533    (0.7)%   $  137,489
  Southwest Region...............      83,309     (29.0)       117,403     159,453   (20.6)       200,722
  Central Region.................      21,989     190.0          7,583      42,859   159.4         16,524
                                   ----------               ----------  ----------             ----------
  Total..........................  $  177,762      (9.5)    $  196,505  $  338,845    (4.5)    $  354,735
                                   ----------               ----------  ----------             ----------
                                   ----------               ----------  ----------             ----------
Average sales price per home
 closed:
  Southeast Region...............  $    158.6       7.1%    $    148.1  $    163.5    12.8%    $    144.9
  Southwest Region...............       132.9      (5.3)         140.4       130.0    (7.3)         140.3
  Central Region.................       153.8      (6.7)         164.8       154.2    (2.8)         158.6
  Total..........................       144.9       0.6          144.0       144.8     1.4          142.8

Backlog units at end of period:
  Southeast Region...............         687     (15.4)%          812
  Southwest Region...............         731     (34.1)         1,109
  Central Region.................         236     140.8             98
                                   ----------               ----------
  Total..........................       1,654     (18.1)         2,019
                                   ----------               ----------
                                   ----------               ----------
Aggregate sales value of homes in
 backlog at end of period:.......  $  250,136     (15.5)%   $  295,877
                                   ----------               ----------
                                   ----------               ----------
Number of active subdivisions:
  Southeast Region...............         100       0.0%           100
  Southwest Region...............          64      10.3             58
  Central Region.................          32     146.2             13
                                   ----------               ----------
  Total..........................         196      14.6            171
                                   ----------               ----------
                                   ----------               ----------

    (a) New orders do not include 129 homes in backlog acquired from Del Mar Development, Inc. for the six month period ended March 31, 1996.

                         BEAZER HOMES USA, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

Beazer Homes USA, Inc. (the "Company" and "Beazer") designs, builds and sells single family homes in the Southeast, Southwest and Central regions of the United States. The Company's Southeast Region includes Georgia, North Carolina, South Carolina, Tennessee and Florida, its Southwest Region includes Arizona, California and Nevada and its Central Region includes Texas. The Company intends, subject to market conditions, to expand in its current markets and to consider entering new markets through expansion from existing markets ("satellite expansion") or through acquisitions of established regional homebuilders.

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

The Company began offering mortgage origination services for its local homebuilders through branch offices of Beazer Mortgage Corp. ("Beazer Mortgage") during 1996. Beazer Mortgage originates and processes mortgages on behalf of third-party investors, but does not retain or service the mortgages that it originates. Beazer Mortgage currently has branch offices in Arizona, Florida, Georgia, North Carolina and Texas, and anticipates having branch offices open in nearly all of the Company's markets by the end of calendar year 1997. The results of operations for Beazer Mortgage were not significant for the quarters ended March 31, 1997 and 1996.

New Orders and Backlog: New orders decreased by 10.1% and 11.1% for the three and six months ended March 31, 1997, respectively, relative to the comparable periods of the prior year. The Company believes that these reductions are principally the result of comparisons against unusually strong levels of new orders in the prior year, as interest rates were dropping in late 1995 and early 1996. During the three and six months ended March 31, 1996, new orders had been up 48.4% and 67.4%, respectively, relative to the comparable periods of fiscal 1995.

The Company also believes that a reduction in the number of active subdivisions during the quarter ended December 31, 1996 contributed to the reductions in new orders for both the three and six month periods ended March 31, 1997. During the quarter ended December 31, 1996, the number of active subdivisions declined by 30 subdivisions (15.6%) compared to September 30, 1996. This reduction is the result of the Company's decision not to aggressively replace subdivisions that were closing out in late 1996.

                         BEAZER HOMES USA, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

During the quarter ended March 31, 1997, however, the Company opened a number of new subdivisions and, as a result, the number of active subdivisions at March 31, 1997 was up by 34 subdivisions (21.0%) compared to December 31, 1996 and 25 subdivisions (14.6%) compared to March 31, 1996. The Company believes that these new active subdivisions, many of them opened towards the end of the quarter ended March 31, 1997, will contribute to new orders in the quarter ending June 30, 1997.

The decreases in the Company's units in backlog and aggregate sales value of homes in backlog reflect principally the decrease in new orders discussed previously. The average sales price of homes in backlog has increased reflecting both the decrease in the percentage of the Company total of new orders in Arizona where the average sales price is lower than the Company average, and the increase in Texas where the average sales price is higher than the Company average.

RESULTS OF OPERATIONS:

The following table shows certain items in the Company's statements of income expressed as a percentage of total revenue.

                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                  MARCH 31,             MARCH 31,
                                                             --------------------  --------------------
                                                               1997       1996       1997       1996
                                                            ---------  ---------  ---------  ---------
Total revenue.............................................      100.0%     100.0%     100.0%     100.0%
Costs of home construction and land sales.................       85.7       84.7       84.9       84.5
Interest..................................................        1.8        1.9        1.7        1.9
Selling, general and administrative.......................       11.2       10.3       11.4       10.5
Write-down of inventory...................................        3.6         --        1.9         --
Operating income (loss)...................................       (2.3)       3.1         --        3.1

Revenues: The Company experienced decreases in revenues for the for the three and six month periods ended March 31, 1997 compared to the three and six month periods ended March 31, 1996. For the quarter ended March 31, 1997 the decrease is primarily the result of significantly reduced closings in the Southwest region partially offset by increased closings in the Central region. For the six months ended March 31, 1997 the decrease is the result of moderately reduced closings in both the Southeast and Southwest region partially offset by increased closings in the Central region. Both the Southeast and Southwest regions entered the December 1996 and March 1997 quarter with a lower number of units in backlog than the prior year comparable period.

                         BEAZER HOMES USA, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Cost of Home Construction and Land Sales: The cost of home construction and land sales as a percentage of revenues increased for the three and six month periods ended March 31, 1997 compared to the same periods in 1996. The principal reason for the increase relates to the Company's Nevada operations where the cost of home construction and land sales as a percentage of revenues represented 93.4% and 92.0% for the three and six month periods ended March 31, 1997 compared to 88.5% and 87.0% for the same periods of 1996. The Company also believes that the increase in costs of home construction and land sales as a percentage of revenues results from a lower mix of closings from certain of the Company's higher margin markets, such as Arizona.

Write-down of inventory: During the quarter ended March 31, 1997, the Company recorded a pretax charge of $6.3 million ($3.9 million after tax) to write down two properties located in Nevada to their fair market value (estimated based on the sales prices of comparable projects). The two Nevada properties, Craig Ranch in North Las Vegas and Promontory in Reno, had incurred significant development costs that were not anticipated at the beginning of the project. As a result, the estimated future undiscounted cash flows of the projects were less than their respective current book values. The Company anticipates recognizing profit margins on these projects consistent with the Company average in future quarters.

Selling, General and Administrative Expense: Selling, general and administrative expenses increased significantly as a percentage of total revenues for the three and six month periods ended March 31, 1997 compared to the prior year periods. This increase can be attributed to the initial costs of profitability initiatives that the Company is in the process of implementing (such as the set up of mortgage origination operations and design centers and the development and implementation of new information systems) as well as higher overhead in certain markets that the Company anticipates will provide higher closing volumes in the subsequent quarters, including the Arizona, Texas and Florida markets.

Income Taxes: The decrease in the Company's effective income tax rate from 40% for the three and six month periods ended March 31, 1996 compared to 39% for the same periods at March 31, 1997 is principally the result of a reduction in the overall state effective income tax rate.

                         BEAZER HOMES USA, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY:

In October 1996, the Company entered into a $150 million unsecured, revolving credit agreement (the "Credit Agreement") with a group of banks to replace a similar $80 million unsecured, revolving credit agreement the Company had utilized since January 1995. The Credit Agreement is used primarily to fund seasonal working capital needs.

At March 31, 1997, the Company had $50 million of borrowings outstanding under the Credit Agreement, and had available additional borrowings of $40 million. Available borrowings under the Credit Agreement are limited to a Borrowing Base, as defined in the Credit Agreement, based upon certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable.

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

The Company has utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land. At March 31, 1997, the Company had 10,016 lots under option. At March 31, 1997, the Company had commitments with respect to option contracts with specific performance obligations of approximately $49.4 million. The Company expects to exercise all of its option contracts with specific performance obligations and, subject to market conditions, substantially all of its options contracts without specific performance obligations.

In June 1996, the Company's Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 10% of the Company's currently outstanding common stock (the "Stock Repurchase Plan"). Such repurchases, if completed, would be effected at various prices from time to time in the open market. The timing of the purchase and the exact number of shares will depend on market conditions. As of March 31, 1997 the Company had purchased 81,300 shares for an aggregate purchase price of approximately $1.1 million. Subsequent to March 31, 1997 the Company has purchased an additional 461,210 shares under the Stock Repurchase Plan for an aggregate purchase price of approximately $6.1 million.

                         BEAZER HOMES USA, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Management believes that the Company's current borrowing capacity, cash on hand at March 31, 1997, and anticipated cash flows from the operations is sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from the Company's sources of liquidity will be sufficient to meet the Company's future capital needs. The amount and types of indebtedness that the Company may incur may be limited by the terms of the Indenture governing its Senior Notes and its Credit Agreement. The Company continually evaluates expansion opportunities through acquisition of established regional homebuilders and such opportunities may require the Company to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

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

      Economic changes nationally or in one of the Company's local markets

      Volatility of mortgage interest rates

      Increased competition in some of the Company's local markets

      Increased prices for labor, land and raw materials used in the production of houses

      Increased cost in the development of raw land

      Any delays in reacting to changing consumer preference in home design

      Delays or difficulties in implementing the Company's initiatives to reduce its production and overhead cost structure.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On February 9, 1997, the Company held its annual meeting of shareholders. At the annual meeting, the shareholders elected seven members to the Board of Directors to serve until the next annual meeting. The results of the voting was as follows:

NAME                            FOR         AGAINST     WITHHELD     NON-VOTES
---------------------------  ----------  -------------  ---------  -------------
Brian C. Beazer............   5,377,218            0      131,641          0
Thomas B. Howard, Jr.......   5,377,218            0      131,241          0
Ian J. McCarthy............   5,377,218            0      131,241          0
George W. Mefferd..........   5,384,818            0      123,641          0
D. E. Mundell..............   5,384,818            0      123,641          0
Larry T. Solari............   5,384,818            0      123,641          0
David S. Weiss.............   5,377,218            0      131,241          0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a)  Exhibits:

                     11  Statement Regarding Computation of Per Share Earnings

                     27  Financial Data Schedule

        (b) Reports on Form 8-K:

        The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Beazer Homes USA, Inc.

Date: May 14, 1997                         By:    /s/ David S. Weiss
                                                  ------------------------------
                                           Name:  David S. Weiss
                                                  Executive Vice President and
                                                  Chief Financial Officer