Form 10-Q
period 1997-06-30
BEAZER HOMES USA INC
filed 1997-08-14
CIK 915840

                                       UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20594


                                        FORM 10-Q

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1997

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


                          YES    X    NO
                              -------    --------

         Class                         Outstanding at August 13, 1997
         -----                         ------------------------------

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

     Item 1      Financial Statements

           Condensed Consolidated Balance Sheets,
            June 30, 1997 (unaudited) and September 30, 1996.................3

           Unaudited Condensed Consolidated Statements of Operations,
            Three and Nine Months Ended June 30, 1997 and 1996...............4

           Unaudited Condensed Consolidated Statements of Cash Flows,
            Nine Months Ended June 30, 1997 and 1996.........................5

           Notes to Condensed Consolidated Financial Statements..............6

     Item 2      Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations.................................................10

PART II          OTHER INFORMATION

     Item 6      Exhibits and Reports on Form 8-K............................16

SIGNATURES...................................................................17

PART I. FINANCIAL INFORMATION

                                       BEAZER HOMES USA, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         June 30,    September 30,
                                                                                           1997          1996
                                                                                           ----          ----
                                                                                        (UNAUDITED)
ASSETS
Cash and cash equivalents.............................................................   $      --    $    12,942
Accounts receivable...................................................................       3,687          6,473
Inventory.............................................................................     388,128        320,969
Property, plant and equipment, net....................................................       3,840          2,823
Goodwill, net.........................................................................       5,798          6,204
Other assets..........................................................................      14,975          7,232
                                                                                        -----------  -------------
  Total assets........................................................................   $ 416,428    $   356,643
                                                                                        -----------  -------------
                                                                                        -----------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable................................................................   $  34,465    $    31,431
Other payables and accrued liabilities................................................      19,294         31,511
Revolving credit facility.............................................................      75,000             --
Senior notes..........................................................................     115,000        115,000
                                                                                        -----------  -------------
  Total liabilities...................................................................     243,759        177,942
Stockholders' equity:
Preferred stock (par value $.01 per share, 5,000,000 shares
  authorized, 2,000,000 issued and outstanding; $50,000
  aggregate liquidation preference)...................................................          20             20
Common stock (par value $.01 per share, 30,000,000 shares
  authorized, 9,339,957 and 9,305,200 issued,
  6,048,180 and 6,530,933 outstanding)................................................          93             93
Paid in capital.......................................................................     187,477        187,477
Retained earnings.....................................................................      38,265         37,613
Unearned restricted stock.............................................................      (1,203)        (1,446)
Less treasury stock, at cost (3,291,777 and 2,774,267 shares).........................     (51,983)       (45,056)
                                                                                        -----------  -------------
Total stockholders' equity............................................................     172,669        178,701
                                                                                        -----------  -------------
  Total liabilities and stockholders' equity..........................................   $ 416,428    $   356,643
                                                                                        -----------  -------------
                                                                                        -----------  -------------

See Notes to Condensed Consolidated Financial Statements

                                       BEAZER HOMES USA, INC.
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Three Months            Nine Months
                                                                       Ended June 30,          Ended June 30,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
Total revenue....................................................  $  195,608  $  217,065  $  534,453  $  571,800
Costs and expenses:
 Home construction and land sales................................     165,843     183,776     453,626     483,610
 Interest........................................................       3,609       3,860       9,523      10,637
 Selling, general and administrative.............................      20,718      21,450      59,474      58,658
 Write-down of inventory.........................................          --          --       6,326          --
                                                                   ----------  ----------  ----------  ----------
Operating income ................................................       5,438       7,979       5,504      18,895
Other income.....................................................         190          50         481          71
                                                                   ----------  ----------  ----------  ----------
Income before income taxes.......................................       5,628       8,029       5,985      18,966
Provision for income taxes.......................................       2,194       3,212       2,334       7,587
                                                                   ----------  ----------  ----------  ----------
Net income ......................................................  $    3,434  $    4,817  $    3,651  $   11,379
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

Preferred dividends..............................................  $    1,000       1,000       3,000       3,000
Net income applicable to common stockholders.....................  $    2,434  $    3,817  $      651  $    8,379


Weighted average number of shares (in thousands):
         Primary.................................................       6,069       6,481       6,334       6,487
         Fully-diluted...........................................       8,693       9,105        N/A        9,111


Net income per common share:
         Primary.................................................  $     0.40  $     0.59  $     0.10  $     1.29
         Fully-diluted...........................................  $     0.40  $     0.53        N/A   $     1.25


See Notes to Condensed Consolidated Financial Statements

                                       BEAZER HOMES USA, INC.
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)
                                                                                               Nine Months Ended June 30,
                                                                                              ----------------------------
                                                                                                      1997       1996
                                                                                                    ---------  ---------
Cash flows from operating activities:
  Net income................................................................................        $   3,651  $  11,379
  Adjustments to reconcile net income to
   net cash used by operating activities:
    Depreciation and amortization...........................................................            1,545      1,080
  Changes in operating assets and liabilities,
   net of effects of acquisitions:
    Write-down of inventory.................................................................            6,326
    Increase in inventory...................................................................          (73,485)   (22,249)
    Increase (Decrease) in trade accounts payable...........................................            3,034    (12,364)
    Other changes...........................................................................          (17,508)   (25,375)
                                                                                                    ---------  ---------
Net cash used by operating activities.......................................................          (76,437)   (47,529)
                                                                                                    ---------  ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................................................                     (19,581)
  Capital expenditures......................................................................           (1,578)    (1,345)
                                                                                                    ---------  ---------
Net cash used by investing activities.......................................................           (1,578)   (20,926)
                                                                                                    ---------  ---------
Cash flows from financing activities:
  Proceeds from revolving credit facility, net..............................................           75,000     32,000
  Treasury stock purchased..................................................................           (6,927)         0
  Dividend paid on preferred stock..........................................................           (3,000)    (3,000)
                                                                                                    ---------  ---------
Net cash provided by financing activities...................................................           65,073     29,000
                                                                                                    ---------  ---------
Decrease in cash and cash equivalents.......................................................          (12,942)   (39,455)
Cash and cash equivalents at beginning of period............................................           12,942     40,407
                                                                                                    ---------  ---------
Cash and cash equivalents at end of period..................................................        $       0  $     952
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------

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

(2) INVENTORY

      A summary of inventory is as follows (dollars in thousands):

                                                               June 30,    September 30,
                                                                 1997          1996
                                                             -----------  -------------
                                                             (unaudited)
    Finished homes.......................................   $  65,221    $    64,709
    Development projects in progress.....................     276,126        197,984
    Unimproved land held for future
     development.........................................      27,621         34,040
    Model homes..........................................      28,160         24,236
                                                          -----------  -------------
                                                            $ 388,128    $   320,969
                                                          -----------  -------------
                                                          -----------  -------------

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

                             BEAZER HOMES USA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) WRITE-DOWN OF INVENTORY

    In March 1997, the Company recorded a pretax charge of $6.3 million ($3.9 million after tax) to write down two properties located in Nevada to their fair market value (estimated based on the sales prices of comparable projects). The two Nevada properties, Craig Ranch in North Las Vegas and Promontory in Reno, had incurred significant development costs that were not anticipated at the beginning of the projects. As a result, the estimated future undiscounted cash flows of the projects were less than their respective current book values.


(4) INTEREST

    The following table sets forth certain unaudited information regarding interest (dollars in thousands):

                                                         Three Months Ended    Nine Months Ended
                                                             June 30,              June 30,
                                                          1997       1996       1997       1996
                                                        ---------  ---------  ---------  ---------
    During the period:
      Interest incurred...............................  $   4,414  $   3,980  $  11,352  $  10,729
                                                        ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------
      Previously capitalized interest
       amortized to costs and expenses................  $   3,609  $   3,860  $   9,523  $  10,637
                                                        ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------
    At the end of the period:
      Capitalized interest in ending
       inventory......................................  $   7,382  $   6,603  $   7,382  $   6,603
                                                        ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------


(5) EARNINGS PER SHARE

    The computation of primary earnings per common share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common stock equivalents, primarily from stock options. Common share equivalents are computed using the treasury stock method.

    Fully diluted earnings per share, which further assumes the conversion of
2.0 million shares of Series A Cumulative Convertible Exchangeable Preferred Stock ($50.0 million aggregate liquidation preference) issued in August 1995 into 2.6 million shares of common stock at the conversion price of $19.05, is not presented in the accompanying condensed consolidated statements of operations for the nine month period ended June 30, 1997 since the effect of such conversion is antidilutive for such period.

                             BEAZER HOMES USA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

    In July 1997, the Company amended the credit agreement to increase the available borrowings to $200 million, increase the number of participating banks from seven to eight, reduce the borrowing rates and increase the Company's flexibility under certain operating and financial covenants.

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

                             BEAZER HOMES USA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," ("SFAS 130"), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). Both SFAS 130 and SFAS 131 become effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effects these statements will have on its financial reporting and disclosures. The statements will have no effect on the Company's results of operations, financial position, capital resources or liquidity.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents certain operating and financial data for the Company (dollars in thousands):

                                                                   Three Months Ended                  Nine Months Ended
                                                                       June 30,                             June 30,
                                                         -----------------------------------  -----------------------------------
                                                            1997                     1996             1997                1996
                                                         -----------------------  ----------  -----------------------  ----------
                                                                          %                                    %
                                                           Amount      Change       Amount      Amount      Change       Amount
                                                         ----------  -----------  ----------  ----------  -----------  ----------
NUMBER OF NEW ORDERS,
 NET OF CANCELLATIONS: (a)
   Southeast Region....................................         555         0.9%         550       1,497        (6.6)%      1,603
   Southwest Region....................................         789        (5.7)         837       2,067       (18.2)       2,526
   Central Region......................................         250       110.1          119         598       124.0          267
                                                         ----------               ----------  ----------               ----------
   Total...............................................       1,594         5.8        1,506       4,162        (5.3)       4,396
                                                         ----------               ----------  ----------               ----------
                                                         ----------               ----------  ----------               ----------
NUMBER OF CLOSINGS:
   Southeast Region....................................         493       (11.0)%        554       1,328       (11.6)%      1,503
   Southwest Region....................................         651       (25.0)         868       1,878       (18.3)       2,299
   Central Region......................................         171       131.1           74         449       152.2          178
                                                         ----------               ----------  ----------               ----------
   Total...............................................       1,315       (12.1)       1,496       3,655        (8.2)       3,980
                                                         ----------               ----------  ----------               ----------
                                                         ----------               ----------  ----------               ----------
TOTAL REVENUE:
   Southeast Region....................................  $   79,809        (4.0)% $   83,162  $  216,342        (2.0)% $  220,651
   Southwest Region....................................      89,711       (26.7)     122,379     249,164       (22.9)     323,101
   Central Region......................................      26,088       126.4       11,524      68,947       145.8       28,048
                                                         ----------               ----------  ----------               ----------
   Total...............................................  $  195,608        (9.9)  $  217,065  $  534,453        (6.5)  $  571,800
                                                         ----------               ----------  ----------               ----------
                                                         ----------               ----------  ----------               ----------
AVERAGE SALES PRICE PER HOME CLOSED:
   Southeast Region....................................  $    161.9         7.9%  $    150.1  $    162.9        11.0%  $    146.8
   Southwest Region....................................       137.8        (2.3)       141.0       132.7        (5.6)       140.5
   Central Region......................................       152.6        (2.0)       155.7       153.6        (2.4)       157.4
   Total...............................................       148.8         2.5        145.1       146.2         1.7        143.7

BACKLOG UNITS AT END OF PERIOD:
   Southeast Region....................................         749       (11.3)%        844
   Southwest Region....................................         869       (19.4)       1,078
   Central Region......................................         315        34.6          234
                                                         ----------               ----------
   Total...............................................       1,933       (10.3)       2,156
                                                         ----------               ----------
                                                         ----------               ----------
AGGREGATE SALES VALUE OF HOMES IN
 BACKLOG AT END OF PERIOD:.............................  $  292,267       (12.0)% $  332,254
                                                         ----------               ----------
                                                         ----------               ----------
NUMBER OF ACTIVE SUBDIVISIONS AT END OF PERIOD:
   Southeast Region....................................         112         7.7%         104
   Southwest Region....................................          64         4.9           61
   Central Region......................................          33        17.9           28
                                                         ----------               ----------
   Total...............................................         209         8.3          193
                                                         ----------               ----------
                                                         ----------               ----------

(a) New orders for the nine months ended June 30, 1996 does not include 129 homes in backlog acquired on December 27, 1995 from Del Mar Development, Inc. New orders for the three and nine months ended June 30, 1996 does not include 127 homes in backlog acquired on May 23, 1996 and June 26, 1996 with Gulfcoast Homes and Trendmaker Homes--Dallas, respectively.

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

The Company began offering mortgage origination services for its local homebuilders through branch offices of Beazer Mortgage Corp. ("Beazer Mortgage") during 1996. Beazer Mortgage originates and processes mortgages on behalf of third-party investors, but does not retain or service the mortgages that it originates. Beazer Mortgage currently has branch offices in Arizona, Florida, Georgia, North Carolina and Texas, and anticipates having branch offices open in nearly all of the Company's markets by the end of calendar year 1997. The results of operations for Beazer Mortgage were not significant for the quarters ended June 30, 1997 and 1996.

NEW ORDERS AND BACKLOG: New orders increased by 5.8% for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. The Company's Central region experienced the greatest increase in new orders. The majority of this increase can be attributed to the expansion of operations in Dallas through the acquisition of Trendmaker Homes--Dallas in late June 1996, although new orders also increased significantly in Houston, where there was no acquisition during the past year. New orders increased slightly in the Southeast region and decreased slightly in the Southwest region for the comparable quarters, with the most significant decline in new orders in Nevada. The significant decrease in Nevada can be attributed to scaling back operations slightly during a change in management structure in that market. The Company believes that new subdivisions opened towards the end of the previous quarter and improving economic conditions contributed to the increase in new orders in the Southeast region and increased new orders in Phoenix.

                                    BEAZER HOMES USA, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS

New orders decreased by 5.3% for the nine month period ending June 30, 1997 compared to the nine month period ended June 30, 1996. The most substantial decrease for the nine month period was in the Southwest region where new orders were down 18.2%. Most of this decrease can be attributed to decreases in Arizona resulting from substantially reduced active subdivision counts during the first six months of the fiscal year. There were 26 active subdivisions in the Company's Arizona operation at the beginning of the fiscal year, 16 at December 31, 1996 and 32 at June 30, 1997. Similar trends in subdivision counts in the Southeast region contributed to the negative new order comparisons for the nine month period ended June 30, 1997.

RESULTS OF OPERATIONS:

The following table shows certain items in the Company's statements of income expressed as a percentage of total revenue.

                                                                                   Three Months Ended    Nine Months Ended
                                                                                        June 30,              June 30,
                                                                                    1997       1996       1997       1996
                                                                                  ---------  ---------  ---------  ---------
Total revenue...................................................................      100.0%     100.0%     100.0%     100.0%
Costs of home construction and
  land sales....................................................................       84.8       84.7       84.9       84.6
Interest........................................................................        1.9        1.8        1.8        1.9
Selling, general and administrative.............................................       10.6        9.9       11.1       10.3
Write-down of inventory.........................................................     --         --            1.2     --
Operating income (loss).........................................................        2.8        3.7        1.0        3.3

REVENUES: The Company experienced decreases in revenues for the three and nine month periods ended June 30, 1997 compared to the same periods ended June 30, 1996. The decline in revenues for the Company's Southeast and Southwest region is the result of lower backlog levels entering the 1997 periods and lower levels of new orders during the first two quarters of fiscal 1997. The most significant decrease for the comparable periods was in Arizona where closings and revenues were down 50.5% and 53.3% for the three month period and 33.4% and 38.0% for the nine month periods. The revenue growth experienced in the Company's Central region for the three and nine month periods reflects growth in the Houston and Dallas operations (entered via acquisition in April 1995) and the successful assimilation of the acquired operations of Trendmaker Homes--Dallas (acquired in June 1996).

COST OF HOME CONSTRUCTION AND LAND SALES: The cost of home construction and land sales as a percentage of revenues increased slightly for both the three and nine month periods ended June 30, 1997 compared to the same periods in 1996. The principal reason for the increases relates to the Company's Nevada operations where the cost of home construction and land sales as a percentage of revenues represented 92.2% and 92.1% for the three and nine month period ended June 30, 1997 compared to 88.7% and 87.6% for the same periods of 1996 respectively. The Company also believes that the increase in costs of home construction and land sales as a

                                    BEAZER HOMES USA, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS

percentage of revenues results from a lower mix of closings from certain of the Company's higher margin markets, such as Arizona.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expenses increased as a percentage of total revenues for the three and nine month periods ended June 30, 1997 compared to the prior year periods. This increase can be attributed to the initial costs of profitability initiatives that the Company is in the process of implementing (such as the set up of mortgage origination operations and design centers and the development and implementation of new information systems). Additionally, the Company incurred higher overhead costs in certain key markets that the Company believes will provide higher closing volumes in subsequent quarters, including the Arizona, Texas and Florida markets.

INCOME TAXES: The decrease in the Company's effective income tax rate from 40% for the three and nine month periods ended June 30, 1996 compared to 39% for the same periods at June 30, 1997 is principally the result of a reduction in the overall state effective income tax rate.

FINANCIAL CONDITION AND LIQUIDITY:

In October 1996, the Company entered into a $150 million unsecured, revolving credit agreement (the "Credit Agreement") with a group of banks to replace a similar $80 million unsecured, revolving credit agreement the Company had utilized since January 1995. In July 1997, the Company amended the credit agreement to increase the available borrowings to $200 million, increase the number of participating banks from seven to eight, reduce the borrowing rates and increase the Company's flexibility under certain covenants. The Credit Agreement is used primarily to fund seasonal working capital needs.

At June 30, 1997, the Company had $75 million of borrowings outstanding under the Credit Agreement, and had available additional borrowings of $46 million. Available borrowings under the Credit Agreement are limited to a Borrowing Base, as defined in the Credit Agreement, based upon certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable.

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

The Company has utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land. At June 30, 1997, the Company had 10,630 lots under option. At June 30, 1997, the Company had commitments with respect to option contracts with specific performance obligations of approximately $54.5 million. The Company expects to exercise all of its option contracts with specific performance obligations and, subject to market conditions, substantially all of its options contracts without specific performance obligations.

In June 1996, the Company's Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 10% of the Company's currently outstanding common stock (the "Stock Repurchase Plan"). Such repurchases, if completed, would be effected at various prices from time to time in the open market. The timing of the purchase and the exact number of shares will depend on market conditions. As of June 30, 1997 the Company had purchased 542,510 shares for an aggregate purchase price of approximately $7.2 million.

Management believes that the Company's current borrowing capacity and anticipated cash flows from the operations is sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from the Company's sources of liquidity will be sufficient to meet the Company's future capital needs. The amount and types of indebtedness that the Company may incur may be limited by the terms of the Indenture governing its Senior Notes and its Credit Agreement. The Company continually evaluates expansion opportunities through acquisition of established regional homebuilders and such opportunities may require the Company to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

                                    BEAZER HOMES USA, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for future quarters, overall and market specific volume trends, pricing trends and forces in the industry, cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 1997, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most significant factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following:

    - Economic changes nationally or in one of the Company's local markets
    - Volatility of mortgage interest rates
    - Increased competition in some of the Company's local markets
    - Increased prices for labor, land and raw materials used in the production of houses
    - Increased cost in the development of raw land
    - Any delays in reacting to changing consumer preference in home design
    - Delays or difficulties in implementing the Company's initiatives to reduce its production and overhead cost structure.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits: 11 Statement Regarding Computation of Per Share Earnings
                      27 Financial Data Schedule

        (b) Reports on Form 8-K:

        The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Beazer Homes USA, Inc.
Date:    August 13, 1997                By: /s/ David S. Weiss
        -----------------------            -----------------------------------
                                        Name: David S. Weiss
                                              Executive Vice President and
                                              Chief Financial Officer