Form 10-Q/A
period 1997-06-30
BEAZER HOMES USA INC
filed 1997-08-29
CIK 915840

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

(2) INVENTORY

      A summary of inventory is as follows (dollars in thousands):

                                                               June 30,    September 30,
                                                                 1997          1996
                                                             -----------  -------------
                                                             (unaudited)
    Finished homes.......................................   $  65,221    $    64,709
    Development projects in progress.....................     267,126        197,984
    Unimproved land held for future
     development.........................................      27,621         34,040
    Model homes..........................................      28,160         24,236
                                                          -----------  -------------
                                                            $ 388,128    $   320,969
                                                          -----------  -------------
                                                          -----------  -------------

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits: 10.15 First Amendment dated July 29, 1997 to Credit
                            Agreement (filed herewith)
                      11 Statement Regarding Computation of Per Share Earnings 27 Financial Data Schedule

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