Form 10-K
period 1997-09-30
BEAZER HOMES USA INC
filed 1997-12-29
CIK 915840

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 001-12822
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

       (Registrant's telephone number including area code) (404) 250-3420

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF SECURITIES                                               EXCHANGES ON WHICH REGISTERED
----------------------------------------------------------------  -------------------------------
Common Stock, $.01 par value per share                            New York Stock Exchange
Series A Cumulative Convertible Exchangeable Preferred Stock,
  $.01 par value per share                                        New York Stock Exchange
Preferred Share Purchase Rights                                   New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (5,926,280 shares) as of December 2, 1997, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $116,673,638. The number of shares outstanding of the registrant's Common Stock as of December 2, 1997 was 6,075,523.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                                               PART OF 10-K
                                                                                                                   WHERE
                                                                                                               INCORPORATED
                                                                                                             -----------------
Portions of the registrant's 1997 Annual Report to Shareholders for the fiscal year ended September 30,
  1997                                                                                                              II
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February
  5, 1998                                                                                                          I III
Portions of the registrant's Registration Statement on Form S-1 (Registration No. 33-72982)                         II
Portions of the registrant's Registration Statement on Form S-1 (Registration No. 33-72576)                         IV
Portions of the registrant's Form 10-Q for the quarter ended March 31, 1994                                         IV
Portions of the registrant's Form 10-K for the year ended September 30, 1996                                        IV
Portions of the registrant's Form 10-K for the year ended September 30, 1994                                        IV
Portions of the registrant's Form 10-Q for the quarter ended March 31, 1995                                         IV
Portions of the registrant's Form 10-Q for the quarter ended June 30, 1997                                          IV
Portions of the registrant's Registration Statement on Form S-3 (Registration No. 33-92892)                         IV
Portions of the registrant's Registration Statement on Form S-8 (Registration No. 33-91904)                         IV
Portions of the registrant's report on Form 8-K filed on May 30, 1996                                               IV
Portions of the registrant's report on Form 8-K filed on June 21, 1996                                              IV

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             BEAZER HOMES USA, INC.

                                   FORM 10-K

                                     INDEX

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                          ---------
PART I.
  Item 1.          Business                                                                                       3
  Item 2.          Properties                                                                                    12
  Item 3.          Legal Proceedings                                                                             12
  Item 4.          Submission of Matters to a Vote of Security Holders                                           12
PART II.
  Item 5.          Market for the Company's Common Equity and Related Stockholder Matters                        13
  Item 6.          Selected Financial Data                                                                       13
  Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations         13
  Item 8.          Financial Statements and Supplementary Data                                                   14
  Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          14
PART III.
  Item 10.         Directors and Executive Officers of the Registrant                                            14
  Item 11.         Executive Compensation                                                                        14
  Item 12.         Security Ownership of Certain Beneficial Owners and Management                                14
  Item 13.         Certain Relationships and Related Transactions                                                14
PART IV.
  Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K                               15
SIGNATURES                                                                                                       18

                                ITEM 1. BUSINESS

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

        GEOGRAPHIC DIVERSITY AND GROWTH MARKETS. The Company competes in a large number of geographically diverse markets in an attempt to reduce its exposure to any particular regional economy. Virtually all of the markets in which the Company operates have experienced significant population growth in recent years. Within these markets, the Company builds homes in a variety of projects, typically with fewer than 150 homesites per project.

        QUALITY HOMES FOR ENTRY-LEVEL AND FIRST TIME MOVE-UP HOME BUYERS. The Company seeks to maximize customer satisfaction by offering homes which incorporate quality materials, distinctive design features, convenient locations and competitive prices. The Company focuses on entry-level and first move-up home buyers because it believes they represent the largest segment of the homebuilding market. During fiscal year 1997, the average sales price of the Company's homes closed was approximately $147,100.

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

    In March 1994, the Company completed a concurrent initial public offering of common stock and issuance of Senior Notes ("IPO"). Prior to its IPO, the Company was an indirect wholly owned subsidiary of Hanson PLC ("Hanson"), a company registered in the United Kingdom. As a result of the IPO, Hanson's ownership interest in the Company was reduced to approximately 30%. During 1995, the Company repurchased the remaining 30% shares, which had been transferred to former affiliate of Hanson.

RECENT BUSINESS DEVELOPMENTS

    During fiscal 1996 the Company established Beazer Mortgage Company ("Beazer Mortgage"). Beazer Mortgage originates, but does not hold or service, mortgages for homebuyers of the homebuilding operations of the Company. At September 30, 1997, Beazer Mortgage had branches operating in six of the nine states in which the Company operates. The Company expects branches to be open in all nine states by the end of fiscal 1998.

    Subsequent to the end of its 1997 fiscal year, the Company signed two agreements expanding its business. Effective November 28, 1997, the Company acquired the assets of the Orlando, Florida homebuilding operations of Calton Homes, Inc. The purchase price, subject to final adjustment, was $16.7 million. On December 9, 1997, the Company also entered into a joint venture agreement with Corporacion GEO, the largest builder of affordable homes in Mexico, to build homes in the United States. The joint venture will focus exclusively on the development, construction and sale of affordable housing throughout the U.S., priced between $35,000 and $45,000. The joint venture is owned 60% by Corporacion GEO and 40% by Beazer.

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

    The Company maintains the flexibility to alter its product mix within a given market depending on market conditions and, in determining its product mix, considers demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market. While remaining responsive to market opportunities within the industry, the Company in recent years has focused, and intends to continue to focus, its business primarily on entry-level and first time move-up housing in the form of single family detached homes and townhouses. Entry-level homes generally are those homes priced at the lower end of the market and target first time home buyers, while first time move-up homes generally are priced in the mid-to-upper price range and target a wide variety of home buyers as they progress in income and family size. Although some of the Company's move-up homes are priced at the upper end of the market and the Company offers a selection of amenities, the Company generally does not build "custom homes," and its prices of first time move-up homes generally are well below the prices of custom homes in most areas. The Company attempts to maximize efficiency by using standardized design plans whenever possible.

    The following table summarizes information regarding the Company's markets as of and for the year ended September 30, 1997.

                                                                                  AVERAGE
                                                                                  CLOSING      ACTIVE        NUMBER OF
                                                                       YEAR        PRICE      PROJECTS     HOMES CLOSED
      STATE                           MARKET(S)                       ENTERED     BY STATE    BY STATE       BY STATE
-----------------  -----------------------------------------------  -----------  ----------  -----------  ---------------
SOUTHEAST REGION:
Florida            Jacksonville...................................        1993   $  182,600          32            394
                   Treasure Coast.................................        1995
                   Fort Meyers/Naples.............................        1996
                   Tampa/St. Petersburg...........................        1996
Georgia            Atlanta........................................        1985      164,500          13            174
North Carolina     Charlotte......................................        1987      155,200          22            628
                   Raleigh........................................        1992
South Carolina     Charleston.....................................        1987      117,000          15            391
                   Columbia.......................................        1993
                   Myrtle Beach...................................        1996
Tennessee          Nashville......................................        1987      196,700          22            457
                   Knoxville......................................        1995
SOUTHWEST REGION:
Arizona            Phoenix........................................        1993      112,800          30          1,416
California         Los Angeles County.............................        1993      151,600          17          1,035
                   Orange County..................................        1993
                   Riverside & San Bernadino Counties.............        1993
                   San Diego County...............................        1992
                   Ventura County.................................        1993
                   Solano County..................................        1993
Nevada             Las Vegas......................................        1993      155,400          13            567
                   Reno/Sparks....................................        1996
CENTRAL REGION
Texas              Dallas.........................................        1995      155,900          33            723
                   Houston........................................        1995
                                                                                 ----------         ---          -----
                                                                                 $  147,100         197          5,785
                                                                                 ----------         ---          -----
                                                                                 ----------         ---          -----

    The Company's homebuilding and marketing activities are conducted under the name of Beazer Homes in each of its markets except as follows:

MARKET                                                                     DOING BUSINESS AS
------------------------------------------------------------------------  --------------------
Ft. Meyers/Naples.......................................................  GulfCoast Homes
Jacksonville............................................................  Panitz Homes
Tennessee...............................................................  Phillips Builders
North Carolina..........................................................  Squires Homes
South Carolina..........................................................  Squires Homes

    At September 30, 1997 and 1996, the Company had an aggregate sales value of homes in backlog of $190,439,000 (1,192 units) and $210,637,000 (1,426 units), respectively. The Company believes it will deliver all of the houses in backlog at September 30, 1997 to customers during the fiscal year ending September 30, 1998.

CORPORATE OPERATIONS

    At a centralized level, the Company (i) evaluates and selects geographic markets; (ii) allocates capital resources to particular markets, including with respect to land acquisitions; (iii) maintains the Company's relations with its lenders to regulate the flow of financial resources and develop consistent relationships with such lenders; (iv) maintains centralized information systems; and (v) monitors the decentralized operations of the Company's subsidiaries and divisions. The Company allocates capital resources necessary for new projects consistent with its overall operating strategy. The Company utilizes value created, similar to economic value added, return on capital employed and profit margin as criteria for its allocation of capital resources. The Company varies such capital allocation based on market conditions, results of operations and other factors. Capital commitments are determined through consultation among selected executive and operational personnel, who play an important role in ensuring that new projects are consistent with the Company's strategy. Centralized financial controls are also maintained through the standardization of accounting and financial policies and procedures, which are applied uniformly throughout the Company.

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

    The Company selects its land for development based upon a variety of factors, including (i) internal and external demographic and marketing studies;
(ii) suitability for projects comprised of generally less than 150 homesites;
(iii) suitability for development during the time period of one to five years from the beginning of the development process to the last closing; (iv) financial review as to the feasibility of the proposed project, including projected value created, profit margins and returns on capital employed; (v) the ability to secure governmental approvals and entitlements; (vi) environmental and legal due diligence; (vii) competition; (viii) proximity to local traffic corridors and amenities; and (ix) management's judgment as to the real estate market, economic trends and the Company's experience in a particular market.

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

    The development and construction of each project are managed by the Company's operating divisions, each of which is led by a president who, in turn, reports to the Company's Executive Vice President of Operations and the Company's Chief Executive Officer. At the development stage, a manager (who may be assigned to several projects and reports to the president of the division) supervises development of buildable lots. In addition, a field superintendent is located at each project site to supervise actual construction, and each division has one or more customer service and marketing representatives assigned to projects operated by that division.

    The following table sets forth, by state, the Company's land inventory as of September 30, 1997.

                                                         LAND OWNED             LAND UNDER CONTRACT
                                                 --------------------------  --------------------------
                                                  FINISHED     UNDEVELOPED    FINISHED     UNDEVELOPED
                                                    LOTS        LOTS (I)        LOTS        LOTS (I)       TOTAL
                                                 -----------  -------------  -----------  -------------  ---------
SOUTHEAST REGION:
  Georgia......................................         323           202           166        --              691
  North Carolina...............................         619           125           392         1,202        2,338
  South Carolina...............................         492        --                97         1,609        2,198
  Tennessee....................................         777        --               717           643        2,137
  Florida......................................         481        --               872            49        1,402
SOUTHWEST REGION:
  Arizona......................................       1,238        --             2,489        --            3,727
  California...................................         954           626           291           333        2,204
  Nevada.......................................         757        --               319        --            1,076
CENTRAL REGION:
  Texas........................................       1,022           556           491           147        2,216
                                                      -----         -----         -----         -----    ---------
      Total....................................       6,663         1,509         5,834         3,983       17,989
                                                      -----         -----         -----         -----    ---------
                                                      -----         -----         -----         -----    ---------


                                                 FISCAL YEAR 1997
                                                   HOMES CLOSED
                                                 -----------------
SOUTHEAST REGION:
  Georgia......................................            174
  North Carolina...............................            628
  South Carolina...............................            391
  Tennessee....................................            457
  Florida......................................            394
SOUTHWEST REGION:
  Arizona......................................          1,416
  California...................................          1,035
  Nevada.......................................            567
CENTRAL REGION:
  Texas........................................            723
                                                         -----
      Total....................................          5,785
                                                         -----
                                                         -----

------------------------

(i) Undeveloped lots consist of raw land that is expected to be developed into the respective number of lots reflected in this table.

    The Company acquires certain lots by means of option contracts. Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a certain price. Under option contracts without specific performance obligations, the Company's liability is limited to forfeiture of the non-refundable deposits, which aggregated approximately $10.3 million at September 30, 1997. Under option contracts with specific performance obligations, the Company generally is required to purchase specific numbers of lots on fixed dates pursuant to a contractually established schedule. Under such option contracts with specific performance obligations, the party granting the option is required to maintain and/or develop the property pursuant to certain standards specified in the contract and to deliver lots which are free of any liens and are appropriate for residential building pursuant to a specified schedule. If the Company fails to purchase the required number of lots on the date fixed for purchase pursuant to such option contracts and the party granting the option has fulfilled all of its obligations under the contract, the party granting the option to the Company generally has the right to either terminate the option granted pursuant to the option contract in its entirety or to require the Company to purchase the remaining lots. If the party granting the option fails to meet its obligations under such option contracts, the Company generally may, at its option, either not make the lot purchase or require the party granting the option to cure the deficiency. Under such option contracts, if the Company purchases a lot and subsequently discovers that the lot did not meet all of the conditions specified by the option contract, the Company generally may require the party granting the option to repurchase the lot or cure the deficiency. At September 30, 1997, committed amounts under option contracts with specific performance obligations aggregated approximately $50.5 million, while option contracts without specific performance obligations aggregated $139.4 million. The Company's option contracts have expiration periods ranging from one to 60 months.

CONSTRUCTION

    The Company acts as the general contractor for the construction of its projects. The Company's project development operations are controlled by its subsidiaries and divisions, whose employees supervise the construction of each project, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes. The Company specifies that quality, durable materials be used in the construction of the Company's homes. The Company's subcontractors follow design plans prepared by architects and engineers who are retained by the Company and whose designs are geared to the local market. Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price. Agreements with the Company's subcontractors and materials' suppliers are generally entered into after competitive bidding, and the Company does not have any long-term contractual commitments with any of its subcontractors or suppliers. In connection with such competitive bid process, the Company obtains information from prospective subcontractors and vendors with respect to their financial condition and ability to perform their agreements with the Company. The Company does not maintain significant inventories of construction materials except for materials being utilized for homes under construction. The Company has numerous suppliers of raw materials and services used in its business, and such materials and services have been and continue to be available. Material prices may fluctuate, however, due to various factors, including demand or supply shortages which may be beyond the control of the Company's vendors. The Company from time to time enters into regional and national supply contracts with certain of its vendors. For instance , during 1996 the Company entered into a three-year agreement with General Electric as its exclusive supplier of appliances. The Company believes that its relationships with its suppliers and subcontractors are good.

    Construction time for the Company's homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of the Company's markets except California, construction of a home historically has been completed within three to four months following commencement of construction. In California, construction of a home historically has been completed within four to eight months following commencement of construction. At September 30, 1997, the Company had 640 finished homes, of which 214 were sold and included in backlog at such date.

WARRANTY PROGRAM

    The Company provides a one-year limited warranty of workmanship and materials with each of its homes, which generally includes home inspection visits with the customer during the first year following the purchase of a home. The Company subcontracts its homebuilding work to subcontractors who provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work and, therefore, claims relating to workmanship and materials are generally the primary responsibility of the Company's subcontractors. The Company also provides a 10-year homeowners' warranty through a single national agreement with the Home Buyers Warranty Corporation ("HBW"). The first year of such warranty covers defects in plumbing, electrical, heating, cooling and ventilation systems, and major structural defects; the second year of such warranty covers major structural defects and certain defects in plumbing, electrical, heating, cooling and ventilation systems of the home (exclusive of defects in appliances, fixtures and equipment); and the final eight years of protection cover only major structural defects. An allowance of approximately 0.5% to 1.0% of the sale price of a home is established to cover warranty expenses, although this allowance is subject to adjustment in special circumstances. The Company's historical experience is that such warranty expenses generally fall within the amount established for such allowance.

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

    The Company has established a risk retention group, United Home Insurance Corp. ("UHIC"), to self insure its structural warranty obligations and replace the Company's warranty program with HBW. During fiscal 1997, UHIC was licensed by the State of Vermont as a captive insurance risk retention group. UHIC did not insure any warranty obligations during fiscal 1997, however the Company anticipates that such insurance will be provided by UHIC to Beazer homebuyers in fiscal 1998. The Company believes this will result in cost savings to the Company as well as increased control over the warranty process.

MARKETING AND SALES

    The Company makes extensive use of advertising and other promotional activities, including newspaper advertisements, brochures, direct mail and the placement of strategically located sign boards in the immediate areas of its developments.

    The Company normally builds, decorates, furnishes and landscapes between one and five model homes for each project and maintains on-site sales offices. At September 30, 1997, the Company maintained 273 model homes, of which 237 were owned and 36 were leased from third parties pursuant to sale and leaseback agreements. The Company believes that model homes play a particularly important role in the Company's marketing efforts. Consequently, the Company expends a significant effort in creating an attractive atmosphere at its model homes. Interior decorations are undertaken by both in-house and third party local design specialists, and vary among the Company's models based upon the lifestyles of targeted home buyers. The purchase of furniture, fixtures and fittings is coordinated to ensure that manufacturers' bulk discounts are utilized to the maximum extent. Structural changes in design from the model homes are not generally permitted, but home buyers may select various optional amenities. The Company also uses a cross-referral program that encourages Company personnel to direct customers to other Company subdivisions based on the customers' needs.

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

The use of an inventory of such homes is necessary to satisfy the requirements of relocated personnel and of independent brokers, who often represent customers who require a completed home within 60 days. At September 30, 1997, excluding models, the Company had 1,150 homes at various stages of completion for which the Company had not received a sales contract.

    The Company uses various sales incentives (such as landscaping and certain interior home options and upgrades) in order to attract home buyers. The use of incentives depends largely on prevailing economic and competitive market conditions.

CUSTOMER FINANCING

    The Company provides customer financing in certain markets through branch offices of Beazer Mortgage. Beazer Mortgage provides mortgage originations only, and does not retain or service the mortgages that it originates. Such mortgages are generally funded by one of a network of mortgage lenders arranged for the Company by Homebuilders Financial Network, an independent consultant of the Company. Beazer Mortgage currently operates in Arizona, Georgia, Florida, North Carolina, South Carolina and Texas.

    For operations that have not established Beazer Mortgage branches, the Company seeks to assist its home buyers in obtaining financing from mortgage lenders offering qualified home buyers a variety of financing options, including a wide variety of conventional, FHA and VA financing programs. From time to time, the Company has arranged for lender representatives to be available in sales offices, has prequalified home buyers and has paid a portion of the closing costs and discount mortgage points to assist home buyers with financing. In certain limited circumstances, the Company may attempt to minimize potential risks relating to the availability of customer financing by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time. Since substantially all home buyers utilize long-term mortgage financing to purchase a home, adverse economic conditions, increases in unemployment and high mortgage interest rates may deter and eliminate a substantial number of potential home buyers from the Company's markets in the future.

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

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

    Substantially all the Company's land is purchased with entitlements, giving it the right to obtain building permits upon compliance with specified conditions, which generally are within the Company's control. Upon compliance with such conditions, the Company must seek building permits. The length of time necessary to obtain such permits and approvals affects the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. Several governmental authorities in California have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas. To date, the governmental approval processes discussed above have not had a material adverse effect on the Company's development activities, and indeed all homebuilders in a given market face the same fees and restrictions. There can be no assurance, however, that these and other restrictions will not adversely affect the Company in the future.

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

BONDS AND OTHER OBLIGATIONS

    The Company is frequently required, in connection with the development of its projects, to obtain letters of credit and performance, maintenance and other bonds in support of its related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with the Company's pending development activities. In the event any such bonds or letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 1997, there were approximately $7.8 million and $60.2 million of outstanding letters of credit and performance bonds, respectively, for such purposes. The Company does not believe that any such bonds or letters of credit are likely to be drawn upon.

EMPLOYEES AND SUBCONTRACTORS

    At September 30, 1997, the Company employed 1,143 persons, of whom 272 were sales and marketing personnel, 380 were executive, management and administrative personnel, 463 were involved in construction and 28 were employed at the Nashville, Tennessee manufacturing facility. Although none of the Company's employees are covered by collective bargaining agreements, certain of the subcontractors engaged by the Company are represented by labor unions or are subject to collective bargaining arrangements. The Company believes that its relations with its employees and subcontractors are good.

ITEM 2. PROPERTIES

    The Company leases approximately 8,900 square feet of office space in Atlanta, Georgia to house its corporate headquarters. The Company also leases an aggregate of approximately 135,000 square feet of office space for its subsidiaries' operations at various locations. The Company owns approximately 18,500 square feet of manufacturing space and 6,800 square feet of office space in Nashville, Tennessee.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings, all of which have arisen in the ordinary course of business and some of which are covered by insurance. In the opinion of the Company's management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitaion of proxies or otherwise.

SEPARATE ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

    Unless otherwise indicated, the following executive officers have served in their current capacity with the Company since 1994, the year of the Company's initial public offering.

  NAME                                                     AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

  Ian J. McCarthy....................................          44   President, Chief Executive Officer and Director

  Michael Furlow.....................................          47   Since October 1997, Executive Vice President,
                                                                    Operations

  David S. Weiss.....................................          37   Executive Vice President, Chief Financial Officer and
                                                                    Director

  John Skelton.......................................          48   Senior Vice President, Operations and Controller

  Peter H. Simons....................................          38   Vice President, Corporate Development

  James A. Moore.....................................          57   Since September 1997, Vice President, Chairman of the
                                                                    Process Redesign and Systems Advisory Committee

  David T. Root......................................          50   Vice President, Operations

    All officers are elected by the Board of Directors.

    There are no family relationships nor arrangements or understandings pursuant to which any of the officers listed were elected. See pages 14 to 15 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 5, 1998 for a description of employment arrangements with certain executive officers of the Company.

BUSINESS EXPERIENCE

    Refer to page 4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 5, 1998 for the business experience of Messrs. Ian J. McCarthy, and David S. Weiss.

    MICHAEL H. FURLOW. Mr. Furlow joined the Company in October 1997 as the Executive Vice President for Operations. In this capacity the Division Presidents report to Mr. Furlow and he is responsible for the performance of those operating divisions. During the preceding 12 years Mr. Furlow was with Pulte Home Corporation in various field and corporate roles, most recently as a Regional President. Mr. Furlow received a Bachelor of Arts degree with honors in accounting from the University of West Florida and initially worked as a CPA for Arthur Young & Company.

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

    JAMES A. MOORE. Mr. Moore joined the Company as President of Beazer Homes Nevada in January 1994. Mr. Moore served the Company as Southeast Regional Manager responsible for operations in Georgia, Texas and Florida for the period from May 1995 to September 1997. In September 1997 Mr. Moore was appointed Chairman of the Process Redesign and Systems Advisory Committee. Prior to joining the Company, Mr. Moore was President of Watt Housing Corp., a homebuilding and land development company, as well as a director and officer of Watt Housing Corp. and several of its subsidiaries. Mr. Moore has also acted as a management consultant in the homebuilding industry. Mr. Moore earned a Bachelor of Science degree in Accounting from Northern Illinois University. Mr. Moore is a licensed Certified Public Accountant.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this item is incorporated by reference to the information set forth under the captions "Trading Information" and " Quarterly Stock Price Information" located on page 39 and 43, respectively, of the Company's Annual Report to Shareholders for the year ended September 30, 1997.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is incorporated by reference from page 17 of the Company's Annual Report to Shareholders for the year ended September 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATION

    The information required by this item is incorporated by reference from pages 18 to 24 of the Company's Annual Report to Shareholders for the year ended September 30, 1997.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not materially affected by any market-risk-sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference from pages 25 to 38 of the Company's Annual Report to Shareholders for the year ended September 30, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Upon the recommendation of the Audit Committee, the Board of Directors selected the firm of Deloitte & Touche LLP to serve as the Company's independent auditor for the fiscal years ended September 30, 1997 and 1996. Ernst & Young LLP served as independent auditor for the Company's fiscal years ended September 30, 1995.

    Ernst & Young LLP's report on the financial statements of the Company for the fiscal year ended September 30, 1995 did not contain an adverse opinion or a disclaimer of an opinion. Neither in connection with the audit by Ernst & Young LLP for the fiscal year ended September 30, 1995 nor during any subsequent interim period, were there disagreements on any matters of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Director information is incorporated by reference from pages 3 and 4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 5, 1998. Information regarding the Company's executive officers is set forth herein under Part I as a separate item.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from pages 7 to 11 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 5, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this is incorporated by reference from page 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 5, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

       The Independent Auditors' Report and the following consolidated financial statements are incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1997 in Part II,
       Item 8 of this report:

           Consolidated Statements of Operations for the years ended September 30, 1997, 1996 and 1995.

           Consolidated Balance Sheets as of September 30, 1997 and 1996.

           Consolidated Statements of Stockholders' Equity for the years ended September 30, 1997, 1996 and 1995.

           Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements.

       The Independent Auditors' Report on the consolidated financial statements for the fiscal year ended September 30, 1995 is included in this report on page 19.

    2. Financial Statement Schedules

    None required

    3. Exhibits

 EXHIBIT
 NUMBER
---------
      3.1        (7)     --      Amended and Restated Certificate of Incorporation of Company.
      3.2        (7)     --      Amended and Restated Bylaws of the Company
      4.1        (1)     --      Indenture dated as of March 2, 1994 among the Company, its subsidiaries party thereto, and Continental Bank, National Association, as trustee, relating to the Company's 9%
                                 Senior Notes due 2004.
      4.2        (2)     --      Form of 9% Senior Note due 2004.
      4.3        (6)     --      Specimen of Common Stock Certificate.
      4.4        (4)     --      Form of Certificate of Designations for Series A Cumulative Convertible Exchangeable
                                 Preferred Stock, $.01 par value per share
      4.5        (4)     --      Form of Certificate representing shares of Series A Cumulative Convertible Exchangeable
                                 Preferred Stock, $.01 par value per share.
      4.6        (4)     --      Form of Indenture between the Company and the First National Bank of Boston, as trustee, relating to the 8% Convertible Subordinated Debentures due 2005.
      4.7        (4)     --      Form of 8% Convertible Subordinated Debenture due 2005
      4.8        (5)     --      Retirement Savings and Investment Plan.
      4.9        (5)     --      Summary Plan Description.
     4.10        (8)     --      Rights Agreement, dated as of June 21, 1996, between the Company and First Chicago Trust
                                 Company of New York, as Rights Agent.
     10.1       (10)     --      Credit Agreement dated as of October 22, 1996 between the Company and First National Bank of Chicago, as agent.
     10.2        (3)     --      Amended 1994 Stock Incentive Plan.
     10.3        (3)     --      Non-Employee Director Stock Option Plan.

 EXHIBIT
 NUMBER
---------
     10.4        (2)     --      Asset Purchase Agreement dated as of April 14, 1993 as amended, between Beazer Homes
                                 Holdings Inc., Beazer Homes California Inc., Beazer Homes Nevada Inc., Beazer Homes
                                 Arizona Inc., Beazzer homes Sales Arizona Inc., Watt Housing Corporation, Watt American,
                                 Inc., Watt/Hancock Homes of Arizona, Inc., Watt Homes Inc., Watt Nevada, Inc., Watt Homes
                                 of Northern California, Inc., Watt Pacific, Inc., Orange Homes South, Inc., Narcissa
                                 Corporation, and WH/Arizona, Inc.
     10.5        (9)     --      Amended and Restated Employment Agreement dated as of March 31, 1995 between the Company and Ian J. McCarthy.
     10.6        (9)     --      Amended and Restated Employment Agreement dated as of March 31, 1995 between the Company and David S. Weiss.
     10.7        (9)     --      Amended and Restated Employment Agreement dated as of March 31, 1995 between the Company and John Skelton.
     10.8        (9)     --      Amended and Restated Employment Agreement dated as of March 31, 1995 between the Company and Gary N. Baucom.
     10.9        (1)     --      Employment Agreement dated as of March 2, 1994 between the Company and
                                 H. Eddie Phillips.
    10.11       (10)     --      Supplemental Employment Agreement dated as of July 17, 1996 between the
                                 Company and Ian J. McCarthy.
    10.12       (10)     --      Supplemental Employment Agreement dated as of July 17, 1996 between the
                                 Company and David S. Weiss.
    10.13       (10)     --      Supplemental Employment Agreement dated as of July 17, 1996 between the
                                 Company and John Skelton.
    10.14       (10)     --      Supplemental Employment Agreement dated as of July 17, 1996 between the
                                 Company and Peter H. Simons.
    10.15       (11)     --      First Amendment dated July 29, 1997 to Credit Agreement.
    10.16                --      Second Amendment dated December 10, 1997 to Credit Agreement (filed herewith).
       11                --      Earnings Per Share Calculations (filed herewith).
       13                --      Annual Report to Shareholders for the year ended September 30, 1997
                                 (filed herewith).
       21                --      Subsidiaries of the Company (filed herewith).
     23.1                --      Consent of Deloitte & Touche LLP, Independent Auditors (filed herewith).
     23.2                --      Consent of Ernst & Young LLP, Independent Auditors (filed herewith).
       27                --      Financial Data Schedule (filed herewith).

------------------------

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

(7) Incorporated herein by reference to the exhibits to the Company's report on Form 8-K filed on May 30, 1996.

(8) Incorporated herein by reference to the exhibits to the Company's report on Form 8-K filed on June 21, 1996.

(9) Incorporated herein by reference to the exhibits to the Company's report on Form 10-Q for the quarterly period ended March 31, 1995.

(10) Incorporated herein by reference to the exhibits to the Company's report on Form 10-K for the year ended September 30, 1996.

(11) Incorporated herein by reference to the exhibits to the Company's report on Form 10-Q for the quarterly period ended June 30, 1997.

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1997.

(c) Exhibits

    Reference is made to Item 14(a)3 above. The following is a list of exhibits, included in item 14(a)3 above, that are filed concurrently with this report.

      10.16          --   Second Amendment dated December 10, 1997 to Credit Agreement
       11            --   Earnings Per Share Calculations
       13            --   The Company's Annual Report to Shareholders for the fiscal year ended September
                          30, 1997. Except as expressly incorporated by reference in this report on Form
                          10-K, such Annual Report is furnished only for the information of the
                          Securities and Exchange Commission and is not deemed "filed" as part of this report. The following portions of such Annual Report are incorporated by reference in the indicated items of this report:

                          PORTIONS OF THE ANNUAL REPORT FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997        ITEM OF THIS REPORT
                          ------------------------------------------------------------------------------  -----------------------
                          "Trading Information" and "Quarterly Stock Price Information"                                  5
                          Selected Financial Data                                                                        6
                          Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                                     7
                          Consolidated Financial Statements                                                              8

       21            --   Subsidiaries of the Company
       23.1          --   Consent of Deloitte & Touche LLP, Independent Auditors
       23.2          --   Consent of Ernst & Young LLP, Independent Auditors
       27            --   Financial Data Schedule

(d) Financial Statement Schedules

    Reference is made to Item 14(a)2 above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BEAZER HOMES USA, INC.

                                By:  /s/ IAN J. MCCARTHY
                                     -----------------------------------------
                                     Name: Ian J. McCarthy
                                     Title: President and Chief Executive
                                     Officer
                                     Date: December 26, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

12/26/97              By:        /s/ BRIAN C. BEAZER
-------                          -------------------------------------------------------------
Date                             Brian C. Beazer, Director and Non-Executive Chairman of the
                                 Board

12/26/97              By:        /s/ IAN J. MCCARTHY
-------                          -------------------------------------------------------------
Date                             Ian J. McCarthy, Director, President and Chief Executive
                                 Officer (Principal Executive Officer)

12/26/97              By:        /s/ DAVID S. WEISS
-------                          -------------------------------------------------------------
Date                             David S. Weiss, Director, Executive Vice President and Chief
                                 Financial Officer (Principal Financial Officer)

12/26/97              By:        /s/ THOMAS B. HOWARD, JR.
-------                          -------------------------------------------------------------
Date                             Thomas B. Howard, Jr., Director

12/26/97              By:        /s/ GEORGE W. MEFFERD
-------                          -------------------------------------------------------------
Date                             George W. Mefferd, Director

12/26/97              By:        /s/ D.E. MUNDELL
-------                          -------------------------------------------------------------
Date                             D.E. Mundell, Director

12/26/97              By:        /s/ LARRY T. SOLARI
-------                          -------------------------------------------------------------
Date                             Larry T. Solari, Director

12/26/97              By:        /s/ JOHN SKELTON
-------                          -------------------------------------------------------------
Date                             John Skelton, Secretary, Senior Vice President and Controller
                                 (Principal Accounting Officer)

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
  and Stockholders of
  Beazer Homes USA, Inc.

    We have audited the consolidated statements of operations, stockholders' equity and cash flows of Beazer Homes USA, Inc. for the year ended September 30, 1995. These consolidated financial statements are the responsibility of the management of Beazer Homes USA, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Beazer Homes USA, Inc. for the year ended September 30, 1995, in conformity with generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Atlanta, Georgia
October 27, 1995