Form 10-Q
period 1997-12-31
BEAZER HOMES USA INC
filed 1998-02-17
CIK 915840

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20594

                                     FORM 10-Q

               (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended December 31, 1997
                                         or

              (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number   001-12822
                                                 -----------

                               BEAZER HOMES USA, INC.
               (Exact name of registrant as specified in its charter)

               DELAWARE                                       58-2086934
     (State or other jurisdiction of                       (I.R.S. employer
      incorporation or organization)                      identification no.)

         5775 Peachtree Dunwoody Road, Suite C-550, Atlanta, Georgia  30342
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

                              YES   X        NO
                                  ----            ----

             Class                      Outstanding at February 13, 1998
          ---------                     --------------------------------
 Common Stock, $0.01 par value                  6,064,180 shares

 Series A Cumulative Convertible
   Exchangeable Preferred Stock,
   $0.01 par value                              2,000,000 shares




                                 Page 1 of 16 Pages
                          Exhibit Index Appears on Page 15

                               BEAZER HOMES USA, INC.
                                     FORM 10-Q

                                       INDEX

                                                                    Page No.
                                                                    --------

PART I         FINANCIAL INFORMATION

   Item 1   Financial Statements

       Condensed Consolidated Balance Sheets,
              December 31. 1997(unaudited) and September 30, 1997         3

       Unaudited Condensed Consolidated Statements of Operations,
            Three Months Ended December 31. 1997 and 1996                 4

       Unaudited Condensed Consolidated Statements of Cash Flows,
            Three Months Ended December 31. 1997 and 1996                 5

       Notes to Condensed Consolidated Financial Statements               6

   Item 2   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                10

PART II        OTHER INFORMATION

     Item 6         Exhibits and Reports on Form 8-K                       15

SIGNATURES                                                                 16

Part I. Financial Information

                            BEAZER HOMES USA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)



                                                      DECEMBER 31,     SEPTEMBER 30,
                                                          1997               1997
                                                      ------------     -------------
                                                       (UNAUDITED)
ASSETS
Cash and cash equivalents..........................      $   --            $  1,267
Accounts receivable................................          2,146            7,114
Inventory..........................................        423,945          361,945
Property, plant and equipment, net.................         10,629           11,592
Goodwill, net......................................          9,454            5,664
Other assets.......................................         16,588           12,013
                                                          --------         --------
Total assets.......................................       $462,762         $399,595
                                                          --------         --------
                                                          --------         --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable.............................       $ 26,081         $ 44,443
Other payables and accrued liabilities.............         21,495           30,866
Revolving credit facility..........................        120,000           30,000
Senior notes.......................................        115,000          115,000
                                                          --------         --------
Total liabilities..................................        282,576          220,309
Stockholders' equity:
Preferred stock (par value $.01 per share,
  5,000,000 shares authorized, 2,000,000 issued
  and outstanding; $50,000 aggregate liquidation
  preference)......................................             20               20
Common stock (par value $.01 per share,
  30,000,000 shares authorized,
  9,355,957 issued,
  6,064,180 outstanding)...........................             93               93
Paid in capital....................................        187,798          187,798
Retained earnings..................................         45,620           44,802
Unearned restricted stock..........................         (1,362)          (1,444)
Treasury stock (3,291,777 shares)..................        (51,983)         (51,983)
                                                          --------         --------
Total stockholders' equity.........................        180,186          179,286
                                                          --------         --------
Total liabilities and stockholders' equity.........       $462,762         $399,595
                                                          --------         --------
                                                          --------         --------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          BEAZER HOMES USA, INC.
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except per share data)

                                                                    THREE MONTHS
                                                                 ENDED DECEMBER 31,
                                                               ----------------------
                                                                  1997        1996
                                                               ----------  ----------
Total revenue................................................  $  155,626  $  161,083
Costs and expenses:
  Home construction and land sales...........................     130,475     135,371
  Interest...................................................       3,047       2,740
  Selling, general and administrative........................      19,296      18,773
                                                               ----------  ----------
Operating income.............................................       2,808       4,199
Other income.................................................         150         190
                                                               ----------  ----------
Income before income taxes...................................       2,958       4,389
Provision for income taxes...................................       1,139       1,712
                                                               ----------  ----------
Net income...................................................  $    1,819  $    2,677
                                                               ----------  ----------
                                                               ----------  ----------
Preferred dividends..........................................  $    1,000  $    1,000
Net income applicable to common stockholders.................  $      819  $    1,677
Net income per common share:
  Basic......................................................  $     0.14  $     0.27
  Diluted....................................................  $     0.14  $     0.26
Weighted average number of shares (in thousands):
  Basic......................................................       5,834       6,310
  Diluted....................................................       6,041       6,459

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          BEAZER HOMES USA, INC.
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)


                                                                        THREE MONTHS ENDED
                                                                           DECEMBER 30,
                                                                       --------------------
                                                                         1997       1996
                                                                       ---------  ---------
Cash flows from operating activities:
  Net income........................................................  $   1,819  $   2,677
  Adjustments to reconcile net income to net
    cash used by operating activities:
    Depreciation and amortization...................................        677        408
  Changes in operating assets and liabilities,
    net of effects of acquisitions
    Increase in inventory...........................................    (45,070)   (26,658)
    Decrease in trade accounts payable..............................    (20,037)   (10,514)
    Other changes...................................................     (8,895)   (10,498)
                                                                       ---------  ---------
Net cash used by operating activities...............................    (71,506)   (44,585)
                                                                       ---------  ---------
Cash flows from investing activities:
Acquisitions, net of cash acquired..................................    (16,766)         0
Capital expenditures................................................     (1,995)      (390)
                                                                       ---------  ---------
Net cash used by investing activities...............................    (18,761)      (390)
                                                                       ---------  ---------
Cash flows from financing activities:
Proceeds from revolving credit facility, net........................     90,000     37,000
Treasury stock purchased............................................          0       (789)
Dividend paid on preferred stock....................................     (1,000)    (1,000)
                                                                       ---------  ---------
Net cash provided by financing activities...........................     89,000     35,211
                                                                       ---------  ---------
Decrease in cash and cash equivalents...............................     (1,267)    (9,764)
Cash and cash equivalents at beginning of period....................      1,267     12,942
                                                                       ---------  ---------
Cash and cash equivalents at end of period..........................   $      0   $  3,178
                                                                       ---------  ---------
                                                                       ---------  ---------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                BEAZER HOMES USA, INC.

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                      STATEMENTS


(1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. ("Beazer" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Consequently, such financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, for further information, the reader of this Form 10-Q should refer to the audited consolidated financial statements of the Company incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed financial statements.

(2) Inventory

     A summary of inventory is as follows (dollars in thousands):

                                     December 31,   September 30,
                                         1997            1997
                                     ------------   -------------
       Finished homes...............   $ 81,300       $ 69,609
       Development projects in
         progress...................    290,801        231,692
       Unimproved land held for
         future development.........     19,419         34,792
       Model homes..................     32,425         25,852
                                       --------       --------
                                       $423,945       $361,945
                                       --------       --------
                                       --------       --------

     Development projects in progress consist principally of land, land improvement costs and, if applicable, construction costs for houses that are in various stages of development but not ready for sale. Certain of the finished homes in inventory are reserved by a deposit or sales contract.

                                BEAZER HOMES USA, INC.

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                      STATEMENTS


(3) Interest

     The following table sets forth certain information regarding interest:

                                   Three Months Ended
                                      December 31,
                                   -------------------
   (in thousands)                    1997      1996
                                   --------   --------
   During the period:
      Interest incurred..........   $4,615     $3,181
                                    ------     ------
                                    ------     ------
      Previously capitalized
        interest amortized to
        costs and expenses.......   $3,047     $2,740
                                    ------     ------
                                    ------     ------
   At the end of the period:
      Capitalized interest
        in ending Inventory......   $8,424     $5,994
                                    ------     ------
                                    ------     ------

(4) Earnings Per Share

     During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." As a result, all previously reported earnings per share data has been restated to
conform with SFAS No. 128.   Basic and diluted earnings per share were
calculated as follows:

                                         Quarter Ended
                                           December 31,
                                        -----------------
                                         1997       1996
                                        ------     ------
Earnings
Net income..........................    $1,819     $2,677
Less: Dividends on preferred shares.     1,000      1,000
                                        ------     ------
Net income applicable to common
    shareholders....................    $  819     $1,677
                                        ------     ------
                                        ------     ------

Basic:
Net income applicable to
  common shareholders..............     $  819     $1,677
Weighted average number of
   common shares outstanding.......      5,834      6,310
Basic earnings per share...........     $ 0.14     $ 0.27

Diluted:
Net income applicable to
   common shareholders.............     $  819     $1,677
                                        ------     ------

Weighted average number of
  common shares outstanding........      5,834      6,310

Effect of dilutive securities-
  Restricted stock.................        162        140
  Options to acquire common stock..         45          9
                                        ------     ------
Diluted weighted average number
  of common shares outstanding.....      6,041      6,459
Diluted earnings per share.........     $ 0.14     $ 0.26


                                BEAZER HOMES USA, INC.

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                      STATEMENTS

     The computation of diluted earnings per share for the three months ended December 31, 1997 and 1996 excludes the assumed conversion of 2.0 million shares of Series A Cumulative Convertible Exchangeable Preferred Stock ($50.0 million aggregate liquidation preference) issued in August 1995 into 2.6 million shares of common stock at the conversion price of $19.05 since the effect of such conversion is antidilutive for these periods. Options to purchase 224,500 shares of common stock were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

(5) Credit Agreement

     The Company maintains a revolving line of credit with a group of banks. The credit agreement provides for up to $200 million of unsecured borrowings. Borrowings under the credit agreement generally bear interest at a fluctuating rate based upon the corporate base rate of interest announced by the lead bank, the federal funds rate or LIBOR. All outstanding borrowings under the credit agreement will be due in February 2001. The Credit Agreement contains various operating and financial covenants. Each of the Company's significant subsidiaries is a guarantor under the Credit Agreement.

     The credit agreement includes a financial covenant limiting the dollar value of Land (as defined)owned by the Company to the amount of its Tangible Net Worth (as defined). At December 31, 1997 the value of Land owned by the Company exceeded this maximum by approximately $6 million. The Company has received a waiver from each of the participating banks in the credit facility relating to this covenant. The Company expects to be in compliance with this covenant by March 31, 1998, through its use of land in the ordinary course of business.

(6) Acquisitions

     On November 28, 1997 the Company acquired the assets of the Orlando, Florida homebuilding operations of Calton Homes of Florida, Inc. for approximately $16.8 million. The allocation of the purchase price, which is subject to final adjustment, resulted in approximately $3.9 million of goodwill.

(7) Recent Accounting Pronouncements

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income,"("SFAS 130"), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information,"("SFAS 131"). Both SFAS 130 and SFAS 131 become effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effects these statements will have on its financial reporting and disclosures. The statements will have no effect on the Company's results of operations, financial position, capital resources or liquidity.

ITEM 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table presents certain operating and financial data for the Company (dollars in thousands):

                                                     THREE MONTHS ENDED
                                                        DECEMBER 31,
                                             -----------------------------------
                                                      1997               1996
                                             -----------------------  ----------
                                                              %
                                               AMOUNT      CHANGE       AMOUNT
                                             ----------  -----------   ---------
Number of new orders,
 net of cancellations: (a)
   Southeast Region.......................       417        13.0%          369
   Southwest Region.......................       573         5.1           545
   Central Region.........................        96       (20.0)          120
                                             -------                  --------
   Total..................................     1,086         5.0         1,034
                                             -------                  --------
                                             -------                  --------
Number of closings:
   Southeast Region.......................       415         9.8%          378
   Southwest Region.......................       469       (21.8)          600
   Central Region.........................       154        14.1           135
                                             -------                  --------
   Total..................................     1,038        (6.7)        1,113
                                             -------                  --------
                                             -------                  --------
Total revenue:
   Southeast Region.......................    66,179         3.3%    $ 64,069
   Southwest Region.......................    63,443       (16.7)      76,144
   Central Region.........................    26,004        24.6       20,870
                                             -------                 --------
   Total..................................   155,626        (3.4)    $161,083
                                             -------                 --------
                                             -------                 --------
Average sales price per home closed:
   Southeast Region.......................     159.5        (5.9)%   $  169.5
   Southwest Region.......................     135.3         6.6        126.9
   Central Region.........................     168.9         9.2        154.6
   Total..................................     149.9         3.6        144.7
Backlog units at end of period:
   Southeast Region.......................       603         5.6%         571
   Southwest Region.......................       583        (6.7)         625
   Central Region.........................       150        (0.7)         151
                                             -------                 --------
   Total..................................     1,336        (0.8)       1,347
                                             -------                 --------
                                             -------                 --------
Aggregate sales value of homes
 in backlog at end of period:.............  $212,650         7.3%    $198,265

Number of active subdivisions
 at end of period:
   Southeast Region.......................       113        31.4%          86
   Southwest Region.......................        61        35.6           45
   Central Region.........................        32         3.2           31
                                             -------                 --------
   Total..................................       206        27.2          162
                                             -------                 --------
                                             -------                 --------

-----------------------

(a) New orders for the three months ended December 31, 1997 do not include 96 homes in backlog acquired from Calton Homes of Florida, Inc.

                               BEAZER HOMES USA, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


OVERVIEW:

Beazer Homes USA, Inc. (the "Company" and "Beazer") designs, builds and sells single family homes in the Southeast, Southwest and Central regions of the United States. The Company's Southeast Region includes Georgia, North Carolina, South Carolina, Tennessee and Florida, its Southwest Region includes Arizona, California and Nevada and its Central Region includes Texas. The Company intends, subject to market conditions, to expand in its current markets and to consider entering new markets through expansion from existing markets ("satellite expansion") or through acquisitions of established regional homebuilders. On November 28, 1997 the Company acquired the assets of the Orlando operations of Calton Homes Florida, Inc. ("Calton") for approximately $16.8 million.

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

The Company began offering mortgage origination services for its local homebuilders through branch offices of Beazer Mortgage Corp. ("Beazer Mortgage") during 1996. Beazer Mortgage originates mortgages principally for homebuyers of Beazer Homes. Beazer Mortgage does not hold or service the mortgages. Beazer Mortgage net operating results are included in costs of home construction of the homebuilding operations of the Company.

During the first quarter of fiscal 1998 the Company also entered into a joint venture agreement with Corporacion GEO, the largest builder of affordable homes in Mexico, to build homes in the United States. The joint venture will focus exclusively on the development, construction and sale of affordable housing throughout the U.S., priced between $35,000 and $45,000. The joint venture is owned 60% by Corporacion GEO and 40% by Beazer. Development is scheduled to begin on the venture during fiscal 1998, however the Company does not anticipate a significant contribution to operating results during fiscal 1998.

NEW ORDERS AND BACKLOG: The increase in new orders for the three month period ended December 31, 1997 compared to the same period in 1996 is principally the result of an increase in the number of active subdivisions. Each of the Company's operating regions contributed to an increase in the number of active subdivisions, and both the Southeast and Southwest region experienced an increase in new orders. The Company's Central region did not recognize an increase in new orders for the comparable periods as a result of delays in the opening of several subdivisions in that region. The Company believes that the increased active subdivision levels will contribute to positive new order growth during the remainder of fiscal 1998.

                               BEAZER HOMES USA, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


The number of homes in backlog at December 31, 1997 decreased compared to December 31, 1996 principally because of a lower level of backlog entering the period. The dollar value of backlog at December 31, 1997, however, is greater than that at December 31, 1996 reflecting a change in mix of the Company's markets as well as increases in the average sales price of homes in backlog in all regions.

RESULTS OF OPERATIONS:

The following table shows certain items in the Company's statements of income expressed as a percentage of total revenue.


                                   Three Months Ended
                                      December 31,
                                   ------------------
                                     1997       1996
                                   --------   -------
  Total revenue.................    100.0%    100.0%
  Costs of home construction
    and land sales..............     83.8      84.0
  Interest......................      2.0       1.7
  Selling, general and
       administrative...........     12.4      11.7
  Operating income..............      1.8       2.6

REVENUES: The decrease in revenues for the three months ended December 31, 1997 compared to the same period in 1996 is principally the result of reduced closings in the Company's Southwest region. Lower backlog levels entering the quarter ended December 31, 1997 was the primary reason for the decrease in the Southwest. The Company's Southeast and Central regions, however, experienced increases in both revenues and closings for the comparable periods. The increase in the Southeast region is attributable to a substantially higher number of closings in South Carolina and Florida resulting from higher opening backlog figures for the respective periods and the contribution of the acquired Calton operations (16 closings and $2.5 million in revenues). The increase in the Company's Central region is the result of higher opening backlog levels in this region.

COST OF HOME CONSTRUCTION AND LAND SALES: The cost of home construction and land sales as a percentage of revenues decreased for the three month period ended December 31, 1997 compared to the same period in 1996. The decrease is largely attributable to expansion of the Company's profitability initiatives, specifically design centers and mortgage origination operations. The Company is now operating design centers in seven states and mortgage origination operations in eight states. This compares to six and three states with design centers and mortgage origination operations, respectively, at December 31, 1996. Additionally, substantially improved gross margins in the Company's California operations contributed to the overall decrease in the cost of home construction and land sales as a percentage of revenues for the three month period ended December 31, 1997 compared to the same period in fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expenses increased as a percentage of total revenues for the three month period ended December 31, 1997 compared to the same period in the prior year. This increase can be attributed to higher overhead and marketing costs associated with the increase in active subdivision levels in most of the Company's markets.

AMORTIZATION OF PREVIOUSLY CAPITALIZED INTEREST: Amortization of previously capitalized interest expense as a percentage of revenues for the three months ended December 31, 1997 is greater than the comparable period in 1996 as a result of increased borrowing levels associated with the Company's increased investment in inventory during the quarter.

INCOME TAXES: The decrease in the Company's effective income tax rate from 39.0% for the three month period ended December 31, 1996 compared to 38.5% for the same period at December 31, 1997 is principally the result of a reduction in the overall state effective income tax rate.

FINANCIAL CONDITION AND LIQUIDITY:

At December 31, 1997 the Company had $120 million of outstanding borrowings under its $200 million unsecured revolving credit facility. The Company fulfills its short-term cash requirements with cash generated from its operations and unused funds available from its unsecured revolving credit facility. Available borrowings under this credit agreement are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable. At December 31, 1997 the Company had available additional borrowings of $25 million under the credit agreement. During the quarter ended December 31, 1997 the company utilized borrowings under its credit agreement of approximately $16.8 million for the acquisition of the Orlando, Florida operations of Calton Homes of Florida, Inc.

The credit agreement includes a financial covenant limiting the dollar value of Land (as defined)owned by the Company to the amount of its Tangible Net Worth (as defined). At December 31, 1997 the value of Land owned by the Company exceeded this maximum by approximately $6 million. The Company has received a waiver from each of the participating banks in the credit facility relating to this covenant through March 31, 1998. The Company expects to be in compliance with this covenant by March 31, 1998, through its use of land in the ordinary course of business.

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

The Company has utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land. At December

31, 1997 the Company had 9,975 lots under option. At December 31, 1997, the Company had commitments with respect to option contracts with specific performance obligations of approximately $46.7 million. The Company expects to exercise all of its option contracts with specific performance obligations and, subject to market conditions, substantially all of its options contracts without specific performance obligations.

Management believes that the Company's current borrowing capacity at December 31, 1997, and anticipated cash flows from the operations is sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from the Company's sources of liquidity will be sufficient to meet the Company's future capital needs. The amount and types of indebtedness that the Company may incur may be limited by the terms of the Indenture governing its Senior Notes and its Credit Agreement. The Company continually evaluates expansion opportunities through acquisition of established regional homebuilders and such opportunities may require the Company to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This quarterly report on form 10Q contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for future quarters, overall and market specific volume trends, pricing trends and forces in the industry, cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 1998, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most significant factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following:

     -    Economic changes nationally or in one of the Company's local markets

     -    Volatility of mortgage interest rates

     -    Increased competition in some of the Company's local markets

     - Increased prices for labor, land and raw materials used in the production of houses

     -    Increased land development cost on projects under development

     -    Any delays in reacting to changing consumer preference in home design

     - Delays or difficulties in implementing the Company's initiatives to reduce its production and overhead cost structure.

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               10.17 Employment Agreement dated as of January 13, 1998 between the Company and Michael H. Furlow (filed herewith).

               10.18 Employment Agreement dated as of January 21, 1998 between the Company and Cory Boydston (filed herewith).

               27        Financial Data Schedule

          (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Beazer Homes USA, Inc.

Date:  February 13, 1998           By:      /s/ David S. Weiss
       -----------------                    ----------------------------
                                   Name:    David S. Weiss
                                            Executive Vice President and
                                            Chief Financial Officer