Form 10-Q
period 1998-03-31
BEAZER HOMES USA INC
filed 1998-05-15
CIK 915840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20594

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998
                                       or

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

                                YES X       NO
                                   ---        ---


          Class                                Outstanding at May 15, 1998
          -----                                ---------------------------
Common Stock, $0.01 par value                        6,064,180 shares
Series A Cumulative Convertible
Exchangeable Preferred Stock,
   $0.01 par value                                   2,000,000 shares


                               Page 1 of 17 Pages
                        Exhibit Index Appears on Page 16

                             BEAZER HOMES USA, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                      Page No.
                                                                                      -------

PART I                     FINANCIAL INFORMATION

         Item 1            Financial Statements

                  Condensed Consolidated Balance Sheets,
                            March 31, 1998 (unaudited) and September 30, 1997            3

                  Unaudited Condensed Consolidated Statements of Operations,
                       Three and Six Months Ended March 31, 1998 and 1997                4

                  Unaudited Condensed Consolidated Statements of Cash Flows,
                       Six Months Ended March 31, 1998 and 1997                          5

                  Notes to Condensed Consolidated Financial Statements                   6

         Item 2            Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                  10

PART II           OTHER INFORMATION

         Item 6            Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                               17

Part I. Financial Information


                            BEAZER HOMES USA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)



                                                            March 31,        September 30,
                                                              1998              1997
                                                              ----              ----
                                                          (unaudited)

        ASSETS

Cash and cash equivalents                                     $  25,516    $   1,267
Accounts receivable                                               6,289        7,114
Inventory                                                       399,583      361,945
Property, plant and equipment, net                               11,120       11,592
Goodwill, net                                                     9,254        5,664
Other assets                                                     24,654       12,013
                                                              ---------    ---------

    Total assets                                              $ 476,416    $ 399,595
                                                              ---------    ---------
                                                              ---------    ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Trade accounts payable                                        $  31,239    $  44,443
Other payables and accrued liabilities                           26,810       30,866
Revolving credit facility                                        20,000       30,000
Senior notes                                                    215,000      115,000
                                                              ---------    ---------
    Total liabilities                                           293,049      220,309

Stockholders' equity:

Preferred stock (par value $.01 per share, 5,000,000 shares
authorized, 2,000,000 issued and outstanding; $50,000
aggregate liquidation preference)                                    20           20
Common stock (par value $.01 per share, 30,000,000 shares
    authorized, 9,355,957 issued,
    6,064,180 outstanding)                                           93           93
Paid in capital                                                 187,798      187,798
Retained earnings                                                48,424       44,802
Unearned restricted stock                                          (985)      (1,444)
Treasury stock (3,291,777 shares)                               (51,983)     (51,983)
                                                              ---------    ---------
Total stockholders' equity                                      183,367      179,286
                                                              ---------    ---------
    Total liabilities and stockholders' equity                $ 476,416    $ 399,595
                                                              ---------    ---------
                                                              ---------    ---------


         See Notes to Condensed Consolidated Financial Statements

                            BEAZER HOMES USA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)



                                                                      Three Months                Six Months
                                                                     Ended March 31,            Ended March 31,
                                                             --------------------------     -----------------------
                                                                 1998            1997        1998            1997
                                                             ----------     -----------     --------       --------
         Total revenue                                      $   221,323     $   177,762  $  376,949      $  338,845
         Costs and expenses:
           Home construction and land sales                     185,318         152,412     315,793         287,783
           Interest                                               4,271           3,174       7,318           5,914
           Selling, general and administrative                   25,599          19,983      44,895          38,756
           Write-down of inventory                                  ---           6,326         ---           6,326
                                                             ----------     -----------     --------       --------
         Operating income (loss)                                  6,135          (4,133)       8,943             66
         Other income                                                51             101          201            291
                                                             ----------     -----------     --------       --------
         Income (loss) before income taxes                        6,186          (4,032)       9,144            357
         Provision (benefit) for income taxes                     2,381          (1,572)       3,520            140
                                                             ----------     -----------     --------       --------
         Net income (loss)                                   $    3,805     $    (2,460)    $  5,624       $    217
                                                             ----------     -----------     --------       --------
                                                             ----------     -----------     --------       --------

         Preferred dividends                                  $   1,000     $     1,000     $  2,000       $  2,000
         Net income (loss) applicable to common stockholders  $   2,805     $    (3,460)    $  3,624       $ (1,783)

         Weighted average number of shares (in thousands):
                  Basic                                            5,850          6,295        5,842          6,303
                  Diluted                                          8,732          6,295        6,095          6,303

         Net income (loss) per common share:

                  Basic                                       $     0.48    $     (0.55)    $   0.62       $  (0.28)
                  Diluted                                     $     0.44    $     (0.55)    $   0.59       $  (0.28)

            See Notes to Condensed Consolidated Financial Statements

                            BEAZER HOMES USA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)



                                                     Six Months Ended
                                                         March 30,
                                                   --------------------
                                                     1998        1997
                                                   --------    --------
Cash flows from operating activities:
    Net income                                     $  5,624    $    217
    Adjustments to reconcile net income to
      net cash used by operating activities:
        Depreciation and amortization                 1,344         956
        Write-down of inventory                                   6,326
    Changes in operating assets and liabilities,
      net of effects of acquisitions
         Increase in inventory                      (20,708)    (34,852)
         Decrease in trade accounts payable         (14,879)     (8,517)
         Other changes                              (11,804)    (17,867)
                                                   --------    --------
Net cash used by operating activities               (40,423)    (53,737)
                                                   --------    --------
Cash flows from investing activities:
    Acquisitions, net of cash acquired              (16,766)
    Capital expenditures                             (2,995)       (780)
                                                   --------    --------
Net cash used by investing activities               (19,761)       (780)
                                                   --------    --------
Cash flows from financing activities:
    Proceeds from issuance of senior notes, net      96,433
    Changes in revolving credit facility, net       (10,000)     50,000
    Treasury stock purchased                                       (789)
    Dividend paid on preferred stock                 (2,000)     (2,000)
                                                   --------    --------
Net cash provided by financing activities            84,433      47,211
                                                   --------    --------
Increase (decrease) in cash and cash equivalents     24,249      (7,306)
Cash and cash equivalents at beginning of period      1,267      12,942
                                                   --------    --------
Cash and cash equivalents at end of period         $ 25,516    $  5,636
                                                   --------    --------
                                                   --------    --------


            See Notes to Condensed Consolidated Financial Statements

                             BEAZER HOMES USA, INC.

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS
(1) Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. ("Beazer" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Consequently, such financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, for further information, the reader of this Form 10-Q should refer to the audited consolidated financial statements of the Company for the year ended September 30, 1997 incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed financial statements.

(2) Inventory

         A summary of inventory is as follows (in thousands):



                                       March 31,   September 30,
                                          1998         1997
                                        --------     --------
Finished homes                          $ 61,026     $ 69,609
Development projects in progress         288,627      231,692
Unimproved land held for future
   development                            17,559       34,792

Model homes                               32,371       25,852
                                        --------     --------
                                        $399,583     $361,945
                                        --------     --------
                                        --------     --------


         Development projects in progress consist principally of land, land improvement costs and, if applicable, construction costs for houses that are in various stages of development. Certain of the finished homes in inventory are reserved by a deposit or sales contract.

                             BEAZER HOMES USA, INC.

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

(3) Interest

         The following table sets forth certain unaudited information regarding interest (in thousands):


                                                 Three Months Ended     Six Months Ended
                                                      March 31,              March 31,
                                                    1998    1997          1998      1997
                                                   ------   ------       ------   ------
During the period:
     Interest incurred                             $5,300   $3,757       $9,916   $6,938
                                                   ------   ------       ------   ------
                                                   ------   ------       ------   ------
     Previously capitalized interest
       amortized to costs and expenses             $4,271   $3,174       $7,318   $5,914
                                                   ------   ------       ------   ------
                                                   ------   ------       ------   ------
At the end of the period:
     Capitalized interest in ending
       inventory                                   $9,453   $6,577       $9,453   $6,577
                                                   ------   ------       ------   ------
                                                   ------   ------       ------   ------

(4) Earnings Per Share

         During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." As a result, all previously reported earnings per share data has have been restated to conform with SFAS No. 128. Basic and diluted earnings per share are calculated as follows:


                                                          Quarter Ended           Six Months Ended
                                                             March 31,                March 31,
                                                        -------------------      -------------------
                                                         1998        1997         1998        1997
                                                        -------     -------      -------     -------
Earnings
  Net income (loss)                                     $ 3,805     $(2,460)     $ 5,624     $   217
  Less: Dividends on preferred shares                     1,000       1,000        2,000       2,000
                                                        -------     -------      -------     -------
Net income (loss) applicable to common shareholders     $ 2,805     $(3,460)     $ 3,624     $(1,783)
                                                        -------     -------      -------     -------
                                                        -------     -------      -------     -------
Basic:
Net income (loss) applicable to common shareholders     $ 2,805     $(3,460)     $ 3,624     $(1,783)
Weighted average number of common shares outstanding      5,850       6,295        5,842       6,303

Basic earnings per share                                $  0.48     $ (0.55)     $  0.62     $ (0.28)

Diluted:
Net income (loss) applicable to common shareholders     $ 2,805     $(3,460)     $ 3,624     $(1,783)
Plus:  Dividends on preferred shares                      1,000         n/a          n/a         n/a
                                                        -------     -------      -------     -------
Net income (loss) applicable to common shareholders     $ 3,805     $(3,460)     $ 3,624     $(1,783)
                                                        -------     -------      -------     -------
Weighted average number of common shares outstanding      5,850       6,295        5,842       6,303
Effect of dilutive securities--
    Assumed conversion of Preferred Stock                 2,625         n/a          n/a         n/a
    Restricted stock                                        176         n/a          184         n/a
    Options to acquire common stock                          81         n/a           69         n/a
                                                        -------     -------      -------     -------
Diluted weighted common shares outstanding                8,732       6,295        6,095       6,303
Diluted earnings per share                              $  0.44     $ (0.55)     $  0.59     $ (0.28)



                             BEAZER HOMES USA, INC.

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

The computation of diluted earnings per share for the three and six months ended March 31, 1997 excludes all potential common shares as these potential securities would be antidilutive since the Company recognized a net loss to common shareholders for those periods.

The computation of diluted earnings per share for the six months ended March 31, 1998 excludes the assumed conversion of 2.0 million shares of Series A Cumulative Convertible Exchangeable Preferred Stock ($50.0 million aggregate liquidation preference) issued in August 1995 into 2.6 million shares of common stock at the conversion price of $19.05 since the effect of such conversion is antidilutive for this period.

(5) Senior Notes

         In 1994 the Company issued $115 million of Senior Notes which mature in March 2004 (the "9% Senior Notes"). Interest on the 9% Senior Notes is payable semiannually. The Company may, at its option, redeem the 9% Senior Notes in whole or in part at any time after February 1999, initially at 102.571% of the principal amount, declining to 100% of the principal amount after February 2001.

         On March 20, 1998 the Company completed a $100 million offering of 8 7/8% Senior Notes, due April 1, 2008 (the "8 7/8% Senior Notes") at a price to investors of 99.183% of the face amounts. The net proceeds of the Senior Note offering were used to repay short-term borrowings under the Company's revolving credit facility. Interest on the 8 7/8% Senior Notes is payable semiannually. The Company may, at its option, redeem the 8 7/8% Senior Notes in whole or in part at any time after April 1, 2003, initially at 104.438% of the principal amount, declining to 100% of the principal amount after April 1, 2006.

         The 9% Senior Notes and the 8 7/8% Senior Notes are unsecured obligations of the Company ranking pari passu with all other existing and future senior indebtedness of the Company.

(6) Acquisition

         On November 30, 1997 the Company acquired the assets of the Orlando, Florida homebuilding operations of Calton Homes of Florida, Inc. for approximately $16.8 million in cash. The allocation of the purchase price resulted in approximately $3.9 million of goodwill.

                             BEAZER HOMES USA, INC.

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

(7) Write-down of Inventory

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

(8) Recent Accounting Pronouncements

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income,"("SFAS 130"), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information,"("SFAS 131"). Both SFAS 130 and SFAS 131 become effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effects these statements will have on its financial reporting and disclosures. The statements are not expected to have an effect on the Company's results of operations, financial position, capital resources or liquidity.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table presents certain operating and financial data for the Company (dollars in thousands):


                                                           Three Months Ended                     Six Months Ended
                                                                March 31,                             March 31,
                                                  ---------------------------------     -----------------------------------
                                                         1998               1997                 1998                1997
                                                ----------------------    ---------     ----------------------     --------
                                                                  %                                                 %
                                                 Amount         Change      Amount       Amount         Change      Amount
                                                --------        ------     --------     --------        ------     --------
Number of new orders,
    net of cancellations(a):
       Southeast Region                              941         64.2%          573        1,358         44.2%         942
       Southwest Region                            1,058         44.3           733        1,631         27.6        1,278
       Central Region                                278         21.9           228          374          7.5          348
                                                --------                   --------     --------                  --------
       Total                                       2,277         48.4         1,534        3,363         31.0        2,568
                                                --------                   --------     --------                  --------
                                                --------                   --------     --------                  --------
Number of closings:
       Southeast Region                              561         22.8%          457          976         16.9%         835
       Southwest Region                              663          5.7           627        1,132         (7.7)       1,227
       Central Region                                149          4.2           143          303          9.0          278
                                                --------                   --------     --------                  --------
       Total                                       1,373         11.9         1,227        2,411          3.0        2,340
                                                --------                   --------     --------                  --------
                                                --------                   --------     --------                  --------
Total revenue:
       Southeast Region                         $ 91,110         25.7%     $ 72,464     $157,289         15.2%    $136,533
       Southwest Region                          103,727         24.5        83,309      167,170          4.8      159,453
       Central Region                             26,486         19.7        21,989       52,490         22.5       42,859
                                                --------                   --------     --------                  --------
       Total                                    $221,323         24.5      $177,762     $376,949         11.2     $338,845
                                                --------                   --------     --------                  --------
                                                --------                   --------     --------                  --------

Average sales price per home closed:
       Southeast Region                         $  161.7          2.0%     $  158.6     $  160.7         (1.7)%   $  163.5
       Southwest Region                            155.4         16.9         132.9        147.1         13.2        130.0
       Central Region                              176.6         14.8         153.8        172.7         12.0        154.2
       Total                                       161.2         11.2         144.9        156.3          7.9        144.8

Backlog units at end of period:
       Southeast Region                              983         43.1%          687
       Southwest Region                              978         33.8           731
       Central Region                                279         18.2           236
                                                --------                   --------
       Total                                       2,240         35.4         1,654
                                                --------                   --------
                                                --------                   --------
Aggregate sales value of homes in
    backlog at end of period:                   $350,364         40.1%     $250,136
                                                --------                   --------
                                                --------                   --------
Number of active subdivisions:
       Southeast Region                              117         17.0%          100
       Southwest Region                               65          1.6            64
       Central Region                                 32          0.0            32
                                                --------                   --------
       Total                                         214          9.2           196
                                                --------                   --------
                                                --------                   --------




(a) New orders for the six months ended March 31, 1998 do not include 96 homes in backlog acquired from Calton Homes of Florida, Inc.

                             BEAZER HOMES USA, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

Beazer Homes USA, Inc. (the "Company" or "Beazer") designs, builds and sells single family homes in the Southeast, Southwest and Central regions of the United States. The Company's Southeast Region includes Georgia, North Carolina, South Carolina, Tennessee and Florida, its Southwest Region includes Arizona, California and Nevada and its Central Region includes Texas. The Company intends, subject to market conditions, to expand in its current markets and to consider entering new markets through expansion from existing markets ("satellite expansion") or through acquisitions of established regional homebuilders. On November 30, 1997 the Company acquired the assets of the Orlando operations of Calton Homes Florida, Inc. ("Calton") for approximately $16.8 million.

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

The Company began offering mortgage origination services for its local homebuilders through branch offices of Beazer Mortgage Corp. ("Beazer Mortgage") during 1996, and currently has branches in each of the Company's markets. Beazer Mortgage originates mortgages principally for homebuyers of Beazer homes. Beazer Mortgage does not hold or service the mortgages.

During the first quarter of fiscal 1998 the Company entered into a joint venture agreement with Corporacion GEO, the largest builder of affordable homes in Mexico, to build homes in the United States. The joint venture will focus exclusively on the development, construction and sale of affordable housing throughout the U.S., priced between $35,000 and $45,000. The joint venture is owned 60% by Corporacion GEO and 40% by Beazer. Development is scheduled to begin on the venture during fiscal 1998, however the Company does not anticipate a significant contribution to operating results during fiscal 1998.

New Orders and Backlog: New orders for the three and six months ended March 31, 1998, were up 48.4% and 31.0%, respectively, relative to the comparable periods of the prior year. The Company believes that these increases exceeded the 4% increase in active subdivisions at March 31, 1998, as a result of both the strong economic conditions and the stage in the life cycle of the Company's subdivisions, many of which have been opened during the past six months.

In addition to the strong order trends contributing to an increase in unit backlog, the increase in sales activity in certain markets with higher average sales prices, such as California and Florida, as well as price increases in certain markets (principally California), contributed to a significantly higher aggregate dollar value of homes in backlog in March 1998 compared to March 1997.

                             BEAZER HOMES USA, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table shows certain items in the Company's statements of income expressed as a percentage of total revenue.


                                        Three Months Ended     Six Months Ended
                                             March 31,             March 31,
                                          1998      1997       1998       1997
                                         ------    ------     ------     ------
Total revenue                            100.0%    100.0%     100.0%     100.0%
Costs of home construction and
      land sales                          83.7      85.7       83.8       84.9
Interest                                   1.9       1.8        1.9        1.7
Selling, general and administrative       11.6      11.2       11.9       11.4
Write-down of inventory                    --        3.6         --        1.9
Operating income (loss)                    2.8      (2.3)       2.4        0.0



Revenues: The percentage increase in revenues for the three and six months ended March 31, 1998 compared to the same periods in 1997 is the result of both an increase in the average price per home closed and increases in the number of homes closed. The increase in average price is a result of a higher number of closings in certain markets such as Texas, Florida and California where average home prices are greater than the Company average, and a lower percentage of home closings from Arizona where the average home price is less than the Company average. Additionally, the Company recognized revenues on land sales during the quarter of $8.5 million. The land sales are consistent with the Company's stated policy of reducing its investment in markets and projects that are not exceeding the Company's overall cost of capital. The Company did not realize any significant profit or loss on these land sales during the quarter.

Cost of Home Construction and Land Sales: The cost of home construction and land sales as a percentage of revenues decreased for the three and six months ended March 31, 1998 compared to the same periods in 1997. The decrease is largely attributable to expansion of the Company's profitability initiatives, specifically design centers and mortgage origination operations. Additionally, substantially improved gross margins in the Company's California operations contributed to the overall decrease in the cost of home construction and land sales as a percentage of revenues for the three and six month periods ended March 31, 1998 compared to the same periods in fiscal 1997.

Selling, General and Administrative Expense: Selling, general and administrative expenses ("SG&A") increased as a percentage of total revenues for the three and six month periods ended March 31, 1998 compared to the same periods in the prior year. This increase resulted from higher overhead and marketing costs associated with the increase in active subdivision levels in most of the Company's markets, and an increase in the general and administrative costs of operating Beazer Mortgage.

                             BEAZER HOMES USA, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Amortization of Previously Capitalized Interest: Amortization of previously capitalized interest expense as a percentage of revenues for the three and six months ended March 31, 1998 is greater than the comparable periods in 1997 as a result of increased borrowing levels associated with the Company's increased investment in inventory.

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

Mortgage Origination Operations: Beazer Mortgage recognized net operating income prior to intercompany eliminations of $1.0 million for the three months ended March 31, 1998. The Company recognized revenues for premiums paid to Beazer Mortgage branch offices from third party lenders ($1.3 million for the three months ended March 31, 1998). Closing and discount points paid to Beazer Mortgage branch offices from the Company's homebuilding operation are eliminated against costs of home construction in consolidation ($1.2 million for the three months ended March 31, 1998). All general and administrative expenses of operating Beazer Mortgage are included in SG&A ($1.5 million for the three months ended March 31, 1998). The results of operations for Beazer Mortgage were not significant for the three and six months ended March 31, 1997 or the three months ended December 31, 1997.

FINANCIAL CONDITION AND LIQUIDITY:

On March 20, 1998 the Company completed a $100 million offering of 8 7/8% Senior Notes, due April 1, 2008 (the "8 7/8% Senior Notes") at a price to investors of 99.183% of the face amount. The net proceeds of the Senior Note offering were used to repay short-term borrowings under the Company's revolving credit facility. Interest on the 8 7/8% Senior Notes is payable semiannually. The Company may, at its option, redeem the 8 7/8% Senior Notes in whole or in part at any time after April 1, 2003, initially at 104.438% of the principal amount, declining to 100% of the principal amount after April 1, 2006.

The Company also has outstanding $115 million of Senior Notes which mature in March 2004 (the "9% Senior Notes"). Interest on the 9% Senior Notes is payable semiannually. The Company may, at its option, redeem the 9% Senior Notes in whole or in part at any time after February 1999, initially at 102.571% of the principal amount, declining to 100% of the principal amount after February 2001.

The 9% Senior Notes and the 8 7/8% Senior Notes are unsecured obligations of the Company ranking pari passu with all other existing and future senior indebtedness of the Company.

At March 31, 1998 the Company had $20 million of outstanding borrowings under its $200 million unsecured revolving credit facility (the "Credit Facility"). The Company fulfills its short-term cash requirements with cash generated from its operations and unused funds available from the Credit Facility. Available borrowings under this credit agreement are limited to certain percentages of homes under contract, unsold homes, substantially

                             BEAZER HOMES USA, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

improved lots and accounts receivable. At March 31, 1998 the Company had available additional borrowings of $18.2 million under the Credit Facility. During the quarter ended December 31, 1997, the Company utilized borrowings under its credit agreement of approximately $16.8 million for the acquisition of the Orlando, Florida operations of Calton Homes of Florida, Inc. During the quarter ended December 31, 1997 the company utilized borrowings under its credit agreement of approximately 16.7 million for acquisitions.

All significant subsidiaries of Beazer Homes USA, Inc. are guarantors of the Notes and the Company's obligations under the Credit Facility and are jointly and severally liable for the Company's obligations under the Notes and the Credit Facility. Separate financial statements and other disclosures concerning each of the significant subsidiaries are not included, as the aggregate assets, liabilities, earnings and equity of the subsidiaries equal such amounts for the Company on a consolidated basis and separate subsidiary financial statements are not considered material to investors. The total assets, revenues and operating profit of the non-guarantor subsidiaries are in the aggregate immaterial to the Company on a consolidated basis. Neither the Credit Facility nor the Notes restrict distributions to Beazer Homes USA, Inc. by its subsidiaries.

The Company has utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land. At March 31, 1998 the Company had 10,567 lots under option. At March 31, 1998, the Company had commitments with respect to option contracts with specific performance obligations of approximately $45.5million. The Company expects to exercise all of its option contracts with specific performance obligations and, subject to market conditions, substantially all of its options contracts without specific performance obligations.

Management believes that the Company's current borrowing capacity at March 31, 1998, and anticipated cash flows from operations is sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from the Company's sources of liquidity will be sufficient to meet the Company's future capital needs. The amount and types of indebtedness that the Company may incur may be limited by the terms of the Indenture governing the Notes and the Credit Facility. The Company continually evaluates expansion opportunities through acquisition of established regional homebuilders and such opportunities may require the Company to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

OUTLOOK:

The Company is optimistic about its prospects for the remainder of fiscal 1998 and into fiscal 1999. As a result of increased backlog at March 31, 1998, the Company expects home closings to be strong for the remainder of fiscal 1998 compared to fiscal 1997. The Company believes the current strong economic environment and its profitability initiatives will result in continued reduction of its cost of home construction and land sales as a percentage of revenues. Additionally, increased home closings will contribute to a reduction in SG&A as a percentage of revenues.

The Company's Series A Convertible Preferred Stock (the "Preferred Stock") is convertible into common stock at an exchange rate of $19.05 per common share and becomes callable by the Company on September 1, 1998 at a 5% premium. The Company intends to call for redemption its Preferred Stock at the earliest date that it believes it is likely that the majority of holders would convert into common stock.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Certain of the statements contained in this report, including those under "Outlook" and "Financial Condition," constitute "forward-looking statements" within the meaning of the federal securities laws. While the Company believes that these statements are accurate, Beazer's business is dependent upon general economic conditions and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. The most significant factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following:

     o    Economic changes nationally or in one of the Company's local markets
     o    Volatility of mortgage interest rates
     o    Increased competition in some of the Company's local markets
     o Increased prices for labor, land and raw materials used in the production of houses
     o    Increased land development cost on projects under development
     o    Any delays in reacting to changing consumer preference in home design
     o Delays or difficulties in implementing the Company's initiatives to reduce its production and overhead cost structure.
     o Decreased value of the Company's common stock deterring conversion of Preferred Stock
     o Delays in land development or home construction resulting from adverse weather conditions in one of the Company's local markets

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                           27      Financial Data Schedule

         (b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K on March 10, 1998 announcing the Company's new orders for the two months ended February 28, 1998.

         The Company filed Current Reports on Form 8-K on March 19, 1998 and March 31, 1998 relating to the Company's offering and closing, respectively, of its $100 million in aggregate principal amount of 8 7/8% Senior Notes due 2008.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Beazer Homes USA, Inc.


Date:   May 15, 1998                 By:     /s/ David S. Weiss
       ------------------                    ----------------------------------
                                      Name:  David S. Weiss
                                             Executive Vice President and
                                             Chief Financial Officer