Form 10-Q
period 1998-06-30
BEAZER HOMES USA INC
filed 1998-08-14
CIK 915840

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20594

                                     FORM 10-Q

               (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended June 30, 1998
                                         or

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

                                 YES  X           NO ____
                                     ---


           Class                        Outstanding at August 14, 1998
-------------------------------         ------------------------------
Common Stock, $0.01 par value                 6,064,180 shares
Series A Cumulative Convertible
  Exchangeable Preferred Stock,
  $0.01 par value                             2,000,000 shares



                                  Page 1 of 18 Pages
                           Exhibit Index Appears on Page 17

                                BEAZER HOMES USA, INC.
                                      FORM 10-Q

                                        INDEX

                                                                      Page No.
                                                                      --------
PART I         FINANCIAL INFORMATION

     Item 1         Financial Statements

          Condensed Consolidated Balance Sheets,
            June 30, 1998 (unaudited) and September 30, 1997               3

          Unaudited Condensed Consolidated Statements of Operations,
            Three and Nine Months Ended June 30, 1998 and 1997             4

          Unaudited Condensed Consolidated Statements of Cash Flows,
            Nine Months Ended June 30, 1998 and 1997                       5

          Notes to Condensed Consolidated Financial Statements             6

     Item 2    Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                               10

PART II        OTHER INFORMATION

     Item 6    Exhibits and Reports on Form 8-K                           17

SIGNATURES                                                                18


                                      2

Part I. Financial Information

                            BEAZER HOMES USA, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share data)

                                                      June 30,     September 30,
                                                        1998           1997
                                                        ----           ----
                                                    (unaudited)
 ASSETS
 Cash and cash equivalents                          $    --        $   1,267
 Accounts receivable                                    8,825          7,114
 Inventory                                            435,459        361,945
 Property, plant and equipment, net                    11,982         11,592
 Goodwill, net                                          9,053          5,664
 Other assets                                          16,466         12,013
                                                    ---------      ---------
     Total assets                                   $ 481,785      $ 399,595
                                                    ---------      ---------
                                                    ---------      ---------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Trade accounts payable                             $  48,667      $  44,443
 Other payables and accrued liabilities                25,564         30,866
 Revolving credit facility                              4,500         30,000
 Senior notes                                         215,000        115,000
                                                    ---------      ---------
     Total liabilities                                293,731        220,309

 Stockholders' equity:
 Preferred stock (par value $.01 per share,
     5,000,000 shares authorized, 2,000,000
     issued and outstanding; $50,000 aggregate
     liquidation preference)                               20             20
 Common stock (par value $.01 per share,
     30,000,000 shares authorized, 9,355,957
     issued, 6,064,180 outstanding)                        93             93
 Paid in capital                                      187,798        187,798
 Retained earnings                                     53,045         44,802
 Unearned restricted stock                               (919)        (1,444)
 Treasury stock (3,291,777 shares)                    (51,983)       (51,983)
                                                    ---------      ---------
 Total stockholders' equity                           188,054        179,286
                                                    ---------      ---------
     Total liabilities and stockholders' equity     $ 481,785      $ 399,595
                                                    ---------      ---------
                                                    ---------      ---------

 See Notes to Condensed Consolidated Financial Statements

                            BEAZER HOMES USA, INC.
         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              (dollars in thousands, except per share data)

                                                                   Three Months          Nine Months
                                                                  Ended June 30,        Ended June 30,
                                                                ------------------    ------------------
                                                                  1998      1997        1998     1997
 Total revenue                                                  $234,811  $195,608    $611,760  $534,453
 Costs and expenses:
   Home construction and land sales                              194,380   165,843     510,173   453,626
   Interest                                                        4,914     3,609      12,232     9,523
   Selling, general and administrative                            26,703    20,718      71,597    59,474
   Write-down of inventory                                          --        --          --       6,326
                                                                --------  --------    --------  --------
 Operating income                                                  8,814     5,438      17,758     5,504
 Other income                                                        252       190         453       481
                                                                --------  --------    --------  --------
 Income before income taxes                                        9,066     5,628      18,211     5,985
 Provision for income taxes                                        3,445     2,194       6,965     2,334
                                                                --------  --------    --------  --------
 Net income                                                     $  5,621  $  3,434    $ 11,246  $  3,651
                                                                --------  --------    --------  --------
                                                                --------  --------    --------  --------

 Preferred dividends                                            $  1,000  $  1,000    $  3,000  $  3,000
 Net income applicable to common stockholders                   $  4,621  $  2,434    $  8,246  $    651

 Weighted average number of shares (in thousands):
         Basic                                                     5,886     5,917       5,857     6,174
         Diluted                                                   8,772     8,695       8,737     6,337

 Net income per common share:
         Basic                                                     $0.79  $   0.41    $   1.41  $   0.11
         Diluted                                                   $0.64  $   0.40    $   1.29  $   0.10


 See Notes to Condensed Consolidated Financial Statements

                            BEAZER HOMES USA, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share data)

                                                         Nine Months Ended
                                                        1998           1997
                                                        ----           ----
 Cash flows from operating activities:
     Net income                                       $ 11,246       $  3,651
     Adjustments to reconcile net income to
       net cash used by operating activities:
         Depreciation and amortization                   2,118          1,545
         Write-down of inventory                            --          6,326
     Changes in operating assets and liabilities,
       net of effects of acquisition
         Increase in inventory                         (56,584)       (73,485)
         Increase in trade accounts payable              2,549          3,034
         Other changes                                  (7,855)       (17,508)
                                                      --------       --------
 Net cash used by operating activities                 (48,526)       (76,437)
                                                      --------       --------

 Cash flows from investing activities:
     Acquisition, net of cash acquired                 (16,766)
     Capital expenditures                               (4,408)        (1,578)
                                                      --------       --------
 Net cash used by investing activities                 (21,174)        (1,578)
                                                      --------       --------

 Cash flows from financing activities:
     Proceeds from issuance of senior notes, net        96,933
     Changes in revolving credit facility, net         (25,500)        75,000
     Treasury stock purchased                                          (6,927)
     Dividends paid on preferred stock                  (3,000)        (3,000)
                                                      --------       --------
 Net cash provided by financing activities              68,433         65,073
                                                      --------       --------

 Increase (decrease) in cash and cash equivalents       (1,267)       (12,942)
 Cash and cash equivalents at beginning of period        1,267         12,942
                                                      --------       --------
 Cash and cash equivalents at end of period           $      0       $      0
                                                      --------       --------
                                                      --------       --------


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

(2) INVENTORY

     A summary of inventory is as follows (in thousands):


                                             June 30,       September 30,
                                               1998             1997
                                               ----             ----
Finished homes                             $ 47,616          $ 69,609
Development projects in progress            338,897           231,692
Unimproved land held for future
   development                               18,004            34,792
Model homes                                  30,942            25,852
                                           --------         ---------
                                           $435,459         $ 361,945
                                           --------         ---------
                                           --------         ---------


     Development projects in progress consist principally of land, land improvement costs and, if applicable, construction costs for houses that are in various stages of development. Certain of the finished homes in inventory are reserved by a deposit or sales contract.

(3) INTEREST

     The following table sets forth certain information regarding interest (in thousands):

                                           Three Months Ended    Nine Months Ended
                                                June 30,              June 30,
                                            1998        1997      1998       1997
                                            ----        ----      ----       ----
During the period:
     Interest incurred                    $ 5,525      $4,414   $15,440    $11,352
                                          -------      ------   -------    -------
                                          -------      ------   -------    -------
     Previously capitalized interest
       amortized to costs and expenses    $ 4,863      $3,609   $12,182    $ 9,523
                                          -------      ------   -------    -------
                                          -------      ------   -------    -------
 At the end of the period:
      Capitalized interest in ending
        inventory                         $10,113      $7,382   $10,113    $ 7,382
                                          -------      ------   -------    -------
                                          -------      ------   -------    -------


(4) Earnings Per Share

     During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." As a result, all previously reported earnings per share data has been restated to
conform with SFAS No. 128.   Basic and diluted earnings per share are calculated
as follows:

                                                        Quarter Ended      Nine Months Ended
                                                           June 30,             June 30,
                                                        -------------      -----------------
                                                        1998     1997        1998     1997
                                                        ----     ----        ----     ----
Earnings
  Net income                                           $5,621  $3,434      $11,246   $3,651
  Less: Dividends on preferred shares                   1,000   1,000        3,000    3,000
                                                       ------  ------      -------   ------
Net income applicable tocommon shareholders            $4,621  $2,434      $ 8,246   $  651
                                                       ------  ------      -------   ------
                                                       ------  ------      -------   ------

Basic:
Net income applicable to common shareholders           $4,621  $2,434      $ 8,246   $  651
Weighted average number of common shares outstanding    5,886   5,917        5,857    6,174

Basic earnings per share                               $ 0.79  $ 0.41      $  1.41   $ 0.11

Diluted:
Net income applicable to common shareholders           $4,621  $2,434      $ 8,246   $  651
Plus:  Dividends on preferred shares                    1,000   1,000        3,000      n/a
                                                       ------  ------      -------   ------
Net income applicable to common shareholders           $5,621  $3,434      $11,246   $  651
                                                       ------  ------      -------   ------
Weighted average number of common shares outstanding    5,886   5,917        5,857    6,174
Effect of dilutive securities-
    Assumed conversion of Preferred Stock               2,625   2,625        2,625      n/a
    Restricted stock                                      143     139          173      139
    Options to acquire common stock                       118      14           82       24
                                                       ------  ------      -------   ------
Diluted weighted common shares outstanding              8,772   8,695        8,737    6,337

Diluted earnings per share                             $ 0.64  $ 0.40      $  1.29   $ 0.10


                             BEAZER HOMES USA, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The computation of diluted earnings per share for the nine months ended June 30, 1997 excludes the assumed conversion of 2.0 million shares of Series A Cumulative Convertible Exchangeable Preferred Stock ($50.0 million aggregate liquidation preference) issued in August 1995 into 2.6 million shares of common stock at the conversion price of $19.05 since the effect of such conversion is antidilutive for this period.

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

(8) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income,"("SFAS 130"), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information,"("SFAS 131"). Both SFAS 130 and SFAS 131 become effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effects these statements will have on its financial reporting and disclosures. The statements will not have an effect on the Company's results of operations, financial position, capital resources or liquidity.

Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents certain operating and financial data for the Company (dollars in thousands):

                                                    Three Months Ended           Nine Months Ended
                                                         June 30,                    June 30,
                                                 -----------------------      -------------------------
                                                      1998           1997          1998           1997
                                                 --------------     ------    --------------     ------
                                                           %                            %
                                                 Amount  Change     Amount    Amount  Change     Amount
                                                 ------  ------     ------    ------  ------     ------
Number of new orders,
 net of cancellations(a):
  Southeast Region                                  767    38.2%       555     2,126    42.0%     1,497
  Southwest Region                                  971    23.1        789     2,602    25.9      2,067
  Central Region                                    245    (2.0)       250       619     3.5        598
                                               --------   -----   --------  --------    ----   --------
  Total                                           1,983    24.4      1,594     5,347    28.5      4,162
                                               --------   -----   --------  --------    ----   --------
                                               --------   -----   --------  --------    ----   --------

Number of closings:
  Southeast Region                                  608    23.3%       493     1,584    19.3%     1,328
  Southwest Region                                  750    15.2        651     1,882     0.2      1,878
  Central Region                                    139   (18.7)       171       442    (1.6)       449
                                               --------   -----   --------  --------    ----   --------
  Total                                           1,497    13.8      1,315     3,908     6.9      3,655
                                               --------   -----   --------  --------    ----   --------
                                               --------   -----   --------  --------    ----   --------

Total revenue:
  Southeast Region                             $ 99,541    24.7%  $ 79,809  $256,807    18.7%  $216,342
  Southwest Region                              111,754    24.6     89,711   278,956    12.0    249,164
  Central Region                                 23,516    (9.9)    26,088    75,997    10.2     68,947
                                               --------   -----   --------  --------    ----   --------
  Total                                        $234,811    20.0   $195,608  $611,760    14.5   $534,453
                                               --------   -----   --------  --------    ----   --------
                                               --------   -----   --------  --------    ----   --------

Average sales price per home closed:
  Southeast Region                             $  163.7     0.7%  $  161.9  $  162.1    (0.8)% $  162.9
  Southwest Region                                149.0     7.5      137.8     148.2    11.2      132.7
  Central Region                                  169.2    10.4      152.6     171.9    11.6      153.6
  Total                                           156.9     5.4      148.8     156.5     7.0      146.2

Backlog units at end of period:
  Southeast Region                                1,142    52.5%       749
  Southwest Region                                1,199    38.0        869
  Central Region                                    385    22.2        315
                                               --------   -----   --------
  Total                                           2,726    41.0      1,933
                                               --------   -----   --------
                                               --------   -----   --------

Aggregate sales value of homes in
 backlog at end of period:                     $438,996    50.2%  $292,267
                                               --------   -----   --------
                                               --------   -----   --------

Number of active subdivisions:
  Southeast Region                                  119     6.3%       112
  Southwest Region                                   62    (3.1)        64
  Central Region                                     33     0.0         33
                                               --------   -----   --------
  Total                                             214     2.4        209
                                               --------   -----   --------
                                               --------   -----   --------


(a) New orders for the nine months ended June 30, 1998 do not include 96 homes in backlog acquired from Calton Homes of Florida, Inc.

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

During the first quarter of fiscal 1998 the Company entered into a joint venture agreement with Corporacion GEO, the largest builder of affordable homes in Mexico, to build homes in the United States. The joint venture will focus exclusively on the development, construction and sale of affordable housing throughout the U.S., priced between $35,000 and $45,000. The joint venture is owned 60% by Corporacion GEO and 40% by Beazer. Development is scheduled to begin on the venture during fiscal 1998. The Company does not anticipate the venture to significantly impact operating results during fiscal 1998.

NEW ORDERS AND BACKLOG: New orders for the three and nine months ended June 30, 1998, were up 24.4% and 28.5%, respectively, relative to the comparable periods of the prior year. Each of the Company's Southeast and Southwest regions experienced growth in excess of 20% in new orders for the comparable periods. Excluding the impact of the Company's Orlando acquisition, which contributed 126 and 206 new orders for the three and nine month periods, respectively, the Southeast region recognized order growth of 15.5% and 28.3%. New orders for the three and nine month periods ended June 30, 1998 in the Company's Central region were consistent with those experienced in the comparable periods in fiscal 1997. The Company believes that the new order increases on stable active subdivision levels for the comparable periods reflect both strong general economic conditions and the success of many of the Company's newer subdivisions opened in the first half of fiscal 1998.

The strong order comparisons for the three and nine month periods ended June 30, 1998 exceeded the increase in unit closings for the same periods resulting in a Company record for unit backlog. This high unit backlog combined with sales price increases in several markets and increases in the revenue contributions from options sold in the Company's design centers, resulted in a significantly higher aggregate dollar value of homes in backlog at June 30, 1998 compared to the same period in 1997.

RESULTS OF OPERATIONS:

The following table shows certain items in the Company's statements of income expressed as a percentage of total revenue.

                                               Three Months Ended      Nine Months Ended
                                                    June 30,                June 30,
                                               ------------------      -----------------
                                                1998          1997      1998         1997
                                                ----          ----      ----         ----
Total revenue                                  100.0%        100.0%    100.0%       100.0%
Costs of home construction and land sales       82.8          84.8      83.4         84.9
Interest                                         2.1           1.9       2.0          1.8
Selling, general and administrative             11.4          10.6      11.7         11.1
Write-down of inventory                          --            --        --           1.2
Operating income                                 3.8           2.8       2.9          1.0


REVENUES: The percentage increase in revenues for the three and nine months ended June 30, 1998 compared to the same periods in 1997 is the result of both an increase in the average price per home closed and increases in the number of homes closed. The increase in average price is largely attributable to sales price increases during fiscal 1998 in several markets and higher revenue contributions from options sold through the Company's design centers than those recognized during the comparable periods of the prior year. Also contributing to the increase in average price is the increase in number of home closings in certain markets, such as Florida and California, where average home prices are greater than the Company average. In addition, the Company has recognized revenues on land sales during the three and nine months ended June 30, 1998 of $2.0 million and $10.5 million, respectively. The land sales are consistent with the Company's stated policy of reducing its investment in markets and projects that are not exceeding the Company's overall cost of capital. The Company did not realize any significant profit or loss on these land sales during the three and nine month periods.

COST OF HOME CONSTRUCTION AND LAND SALES: The cost of home construction and land sales as a percentage of revenues decreased for the three and nine months ended June 30, 1998 compared to the same periods in 1997. The decrease is largely attributable to continued savings and earnings from the Company's profitability initiatives, specifically design centers and mortgage origination operations. Additionally, substantially improved gross margins in the Company's California operations and price increases in most of the Company's markets contributed to the overall decrease in the cost of home construction and land sales as percentage of revenues for the three and nine month periods ended June 30, 1998 compared to the same periods in fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expenses ("SG&A") increased as a percentage of total revenues for the three and nine month periods ended June 30, 1998 compared to the same periods in the prior year. This increase is the result of incentive compensation accruals recorded during the June 1998 quarter, and increased general and administrative costs of operating Beazer Mortgage. Excluding these items, SG&A for the three and nine month periods ended June 30, 1998 is consistent with that recognized during the same periods in fiscal 1997.

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

MORTGAGE ORIGINATION OPERATIONS: The Company recognizes revenues for premiums paid to Beazer Mortgage branch offices from third party lenders ($1.2 million and $2.5 million for the three and nine months ended June 30, 1998, respectively). Closing and discount points paid to Beazer Mortgage branch offices by the Company's homebuilding operation are eliminated against costs of home construction in consolidation ($1.0 million and $2.4 million for the three and nine months ended June 30, 1998, respectively). All general and administrative expenses of operating Beazer Mortgage are included in SG&A ($1.1 million and $2.7 million for the three and nine months ended June 30, 1998). Beazer Mortgage recognized net operating income prior to intercompany eliminations of $1.0 million and $2.2 million for the three and nine months ended June 30, 1998, respectively. The results of operations for Beazer Mortgage were not significant for the three and nine month periods ended June 30, 1997.

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

At June 30, 1998 the Company had $4.5 million of outstanding borrowings under its $200 million unsecured revolving credit facility (the "Credit Facility"). The Company fulfills its short-term cash requirements with cash generated from its operations and unused funds available from the Credit Facility. Available borrowings under this credit agreement are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable. At June 30, 1998 the Company had available additional borrowings of
$63.9 million under the Credit Facility.   During the quarter ended December 31,
1997, the Company utilized borrowings under its credit agreement of approximately $16.8 million for the acquisition of the Orlando, Florida operations of Calton Homes of Florida, Inc.

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

The Company has utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land. At June 30, 1998 the Company had 9,165 lots under option. At June 30, 1998, the Company had commitments with respect to option contracts with specific performance obligations of approximately $34.1 million. The Company expects to exercise all of its option contracts with specific performance obligations and, subject to market conditions, substantially all of its options contracts without specific performance obligations.

Management believes that the Company's current borrowing capacity at June 30, 1998, and anticipated cash flows from operations is sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from the Company's sources of liquidity will be sufficient to meet the Company's future capital needs. The amount and types of indebtedness that the Company may incur may be limited by the terms of the Indenture governing the Notes and the Credit Facility. The Company continually evaluates expansion opportunities through acquisition of established regional homebuilders and such opportunities may require the Company to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

The Company is in the process of implementing a number of information systems which are intended to help improve the Company's profitability. Such systems include an executive information system, a new centralized accounting and purchasing system and a sales office automation system. Such initiatives were begun in fiscal 1997 and are expected to be substantially completed during fiscal 1999. Neither the costs incurred to date nor the expected future costs are material.

In conjunction with the information systems initiatives described above, the Company evaluated the ability of its computer systems to accurately process information which includes dates in the year 2000 and beyond ("Year 2000 Compliant"). The Company has determined that all new systems, as well as any of existing systems expected to be used beyond 1999, are Year 2000 Compliant. The
Company has no significant control over whether its subcontractors, vendors and suppliers will be Year 2000 Compliant. The Company does believe, however, based upon its lack of reliance on any one significant or small group of entities, that the failure of any of its subcontractors, vendors or suppliers to be Year 2000 Compliant would not have a material, adverse effect upon the financial condition, results of operations or cash flows of the Company.

OUTLOOK:

The Company is optimistic about its prospects for the remainder of fiscal 1998 and into fiscal 1999. As a result of increased backlog at June 30, 1998, the Company expects home closings to be strong for the remainder of fiscal 1998 compared to fiscal 1997. The Company believes the current strong economic environment combined with its profitability initiatives will result in a continued reduction of its cost of home construction and land sales as a percentage of revenues. Additionally, increased home closings will contribute to a reduction in SG&A as a percentage of revenues.

The Company's Series A Convertible Preferred Stock (the "Preferred Stock") is convertible into common stock at an exchange rate of $19.05 per common share and becomes callable by the Company on September 1, 1998 at a 5% premium. The Company intends to call its Preferred Stock at the earliest date that it believes it is likely that the majority of holders would convert into common stock. Based upon the current price of the Company's common stock, the Company is evaluating the potential call of all or some portion of its Preferred Stock, but has made no definitive decision to proceed with such a call.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

Certain of the statements contained in this report, including those under "Outlook" and "Financial Condition," constitute "forward-looking statements" within the meaning of the federal securities laws. While the Company believes that these statements are accurate, Beazer's business is dependent upon general economic conditions and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. The most significant factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following:

     -    Economic changes nationally or in one of the Company's local markets
     -    Volatility of mortgage interest rates
     -    Increased competition in some of the Company's local markets
     - Increased prices for labor, land and raw materials used in the production of houses
     -    Increased land development cost on projects under development
     -    Any delays in reacting to changing consumer preference in home design
     - Delays or difficulties in implementing the Company's initiatives to reduce its production and overhead cost structure.
     - Decreased value of the Company's common stock deterring conversion of Preferred Stock
     - Delays in land development or home construction resulting from adverse weather conditions in one of the Company's local markets

PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits:
                    27   Financial Data Schedule

          (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Beazer Homes USA, Inc.

Date:     August 14, 1998          By:       /s/ David S. Weiss
          ---------------                    ---------------------------------
                                   Name:     David S. Weiss
                                             Executive Vice President and
                                             Chief Financial Officer