Form 10-K
period 1998-09-30
BEAZER HOMES USA INC
filed 1998-12-24
CIK 915840

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

                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 001-12822

                             BEAZER HOMES USA, INC.
             (Exact name of Registrant as specified in its charter)

                        DELAWARE                                                 58-2086934
    (State or other jurisdiction of incorporation or                (I.R.S. Employer Identification No.)
                     organization)

        5775 PEACHTREE DUNWOODY ROAD, SUITE 200, ATLANTA, GEORGIA 30342
              (Address of principal executive offices) (Zip code)

       (Registrant's telephone number including area code) (404) 250-3420

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF SECURITIES                                                                                  EXCHANGES ON WHICH REGISTERED
---------------------------------------------------------------------------------------------------  -----------------------------
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (5,743,672 shares) as of December 7, 1998, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $118,463,235. The number of shares outstanding of the registrant's Common Stock as of December 7, 1998 was 6,267,423.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                                                   PART OF 10-K
                                                                                                                WHERE INCORPORATED
                                                                                                                -------------------
Portions of the registrant's 1998 Annual Report to Shareholders for the fiscal year ended September 30,
  1998........................................................................................................          II
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 4,
  1999........................................................................................................        I, III

                             BEAZER HOMES USA, INC.
                                   FORM 10-K
                                     INDEX

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                          -----------
PART I.
  Item 1. Business......................................................................................           3
  Item 2. Properties....................................................................................          11
  Item 3. Legal Proceedings.............................................................................          11
  Item 4. Submission of Matters to a Vote of Security Holders...........................................          12

PART II.
  Item 5. Market for the Company's Common Equity and Related Stockholder Matters........................          13
  Item 6. Selected Financial Data.......................................................................          13
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.........          13
  Item 8. Financial Statements and Supplementary Data...................................................          13
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........          13

PART III.
  Item 10. Directors and Executive Officers of the Registrant...........................................          13
  Item 11. Executive Compensation.......................................................................          13
  Item 12. Security Ownership of Certain Beneficial Owners and Management...............................          13
  Item 13. Certain Relationships and Related Transactions...............................................          13

PART IV.
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................          13

SIGNATURES..............................................................................................          18

ITEM 1. BUSINESS

    Beazer Homes USA, Inc. ("Beazer" or the "Company") designs, builds and sells single family homes in the following locations within the United States:

  REGION/STATE                                                 MARKET(S)/YEAR ENTERED
--------------------------------  --------------------------------------------------------------------------------
SOUTHEAST REGION:
  Florida.......................  Jacksonville (1993), Treasure Coast (1995), Fort Myers/Naples (1996), Tampa/St.
                                  Petersburg (1996), Orlando (1997)
  Georgia.......................  Atlanta (1985)
  North Carolina................  Charlotte (1987), Raleigh (1992)
  South Carolina................  Charleston (1987), Columbia (1993), Myrtle Beach (1996), Greenville (1998)
  Tennessee.....................  Nashville (1987), Knoxville (1995)

SOUTHWEST REGION:
  Arizona.......................  Phoenix (1993)
  California....................  San Diego County (1992), Los Angeles County (1993), Orange County (1993),
                                  Riverside & San Bernadino Counties (1993), Ventura County (1993), Sacramento
                                  (1993)
  Nevada........................  Las Vegas (1993), Reno/Sparks (1996)

CENTRAL REGION:
  Texas.........................  Dallas (1995), Houston (1995)

MID-ATLANTIC REGION (1):
  Maryland......................  Baltimore (1998), Metro-Washington D.C. (1998)
  New Jersey/Pennsylvania.......  Central and Southern New Jersey (1998), Bucks County, PA (1998)
  Virginia......................  Fairfax County (1998), Loudoun County (1998), Prince William County (1998)

------------------------------

(1) Entered in December 1998 via the acquisition of certain assets of Trafalgar House Property, Inc. See "Recent Business Developments."

    We design our homes to appeal primarily to entry-level and first move-up home buyers. Our objective is to provide our customers with homes that incorporate quality and value while seeking to maximize our return on invested capital. To achieve this objective, we have developed a business strategy which focuses on the following elements:

        GEOGRAPHIC DIVERSITY AND GROWTH MARKETS. We compete in a large number of geographically diverse markets in an attempt to reduce our exposure to any particular regional economy. Virtually all of the markets in which we operate have experienced significant population growth in recent years. Within these markets, we build homes in a variety of projects, typically with fewer than 150 homesites.

        QUALITY HOMES FOR ENTRY-LEVEL AND FIRST MOVE-UP HOME BUYERS. We seek to maximize customer satisfaction by offering homes that incorporate quality materials, distinctive design features, convenient locations and competitive prices. We focus on entry-level and first move-up home buyers because we believe they represent the largest segment of the homebuilding market. During Fiscal Year 1998, the average sales price of our homes closed was approximately $156,400.

        ADDITIONAL PRODUCTS AND SERVICES FOR HOMEBUYERS. In order to maximize our profitability and provide our home buyers with the additional products and services they desire, we have incorporated design centers and mortgage origination operations into our business. Recognizing that home buyers want to choose certain components of their new home, we offer limited customization through the use of design centers in most of our markets. These design centers allow the homebuyer to select certain non-structural customizations for their homes such as cabinetry, flooring, fixtures, appliances and wallcoverings. Additionally, recognizing the homebuyer's desire to simplify the financing process, we originate mortgages on behalf of our customers through Beazer Mortgage Corp. ("Beazer Mortgage").

        DECENTRALIZED OPERATIONS WITH EXPERIENCED MANAGEMENT. We believe our in-depth knowledge of our local markets enables us to better serve our customers. Our local managers, who have significant experience in both the homebuilding industry and the markets they serve, are responsible for operating decisions regarding design, construction and marketing. We combine these decentralized operations with a centralized corporate-level management that controls decisions regarding overall strategy, land acquisitions and financial matters.

        CONSERVATIVE LAND POLICIES. We seek to maximize our return on capital employed by limiting our investment in land and by focusing on inventory turnover. To implement this strategy and to reduce the risks associated with investments in land, we use options to control land whenever possible. In addition, we do not speculate in unentitled land.

    COMPANY HISTORY--In March 1994, we completed a concurrent initial public offering of common stock and issuance of 9% Senior Notes (the "IPO"). Prior to the IPO, the Company was an indirect wholly-owned subsidiary of Hanson PLC ("Hanson"), a company registered in the United Kingdom. As a result of the IPO, Hanson's ownership interest in the Company was reduced to approximately 30%. During 1995, the Company repurchased Hanson's remaining 30% interest, which had been transferred to a former affiliate of Hanson.

RECENT BUSINESS DEVELOPMENTS

    ACQUISITIONS: Subsequent to the end of Fiscal Year 1998, we completed two acquisitions. In October 1998, we acquired the assets of Snow Construction, Inc. in Orlando, Florida for approximately $1.8 million. In December 1998, we acquired certain assets of the homebuilding operations of Trafalgar House Property, Inc. for a purchase price of approximately $90.0 million.

    JOINT VENTURE: In Fiscal Year 1998, we entered into a joint venture agreement with Corporacion GEO S.A. de C.V. ("Corporacion GEO"), the largest builder of affordable homes in Mexico. The joint venture ("Premier Communities") will focus exclusively on the development, construction and sale of affordable housing throughout the United States, initially priced from under $40,000 to $55,000 per home. The joint venture is owned 60% by Corporacion GEO and 40% by Beazer. As of December 1998, Premier Communities had begun development of its first project in El Paso, Texas.

MARKETS AND PRODUCT DESCRIPTION

    We evaluate a number of factors in determining which geographic markets to enter or in which to concentrate our homebuilding activities. We attempt to anticipate swings in economic and real estate conditions by evaluating such statistical information as

(i)        the historical and projected growth of the population;
(ii)       the number of new jobs created or projected to be created;
(iii)      the number of housing starts in previous periods;
(iv)       building lot availability and price;
(v)        housing inventory;
(vi)       level of competition; and
(vii)      home sales absorption rates.

    We generally seek to avoid direct competition in a particular market with respect to product type. We maintain the flexibility to alter our product mix within a given market depending on market conditions and, in determining our product mix, consider demographic trends, demand for a particular type of product, margins, timing and the economic strength of such market. While remaining responsive to market opportunities within the industry, in recent years we have focused, and intend to continue to focus, primarily on entry-level and first move-up housing in the form of single family detached homes and townhouses. Entry-level homes generally are those homes priced at the lower end of the market and target first time home buyers, while first move-up homes generally are priced in the mid-to-upper price range and target a wide variety of home buyers as they progress in income and family size. Although some of our move-up homes are priced at the upper end of the market and we offer a selection of amenities, we generally do not build "custom homes," and our prices of first move-up homes are generally well below the prices of custom homes in most areas. We attempt to maximize efficiency by using standardized design plans whenever possible.

    The following table summarizes information regarding our markets as of and for the year ended September 30, 1998 (DOLLARS IN THOUSANDS).

                                                                             DOLLAR VALUE
                                                      AVERAGE    UNITS IN     OF BACKLOG      NUMBER OF      NUMBER OF
                                                      CLOSING   BACKLOG AT        AT           ACTIVE          HOMES
STATE                                                  PRICE     YEAR END      YEAR END     SUBDIVISIONS      CLOSED
---------------------------------------------------  ---------  -----------  ------------  ---------------  -----------
Arizona............................................  $   127.6         478    $   66,642             32          1,336
California.........................................  $   173.4         182        39,817             18          1,154
Florida............................................  $   178.0         342        66,150             41            677
Georgia............................................  $   170.2          92        18,370              8            166
Nevada.............................................  $   161.3          83        15,886              9            491
North Carolina.....................................  $   141.8         226        31,586             25            777
South Carolina.....................................  $   121.7         182        24,078             16            445
Tennessee..........................................  $   196.0         154        29,077             23            428
Texas..............................................  $   171.1         318        55,698             31            639
                                                                     -----   ------------           ---          -----
Total Company......................................  $   156.4       2,057    $  347,304            203          6,113
                                                                     -----   ------------           ---          -----
                                                                     -----   ------------           ---          -----

    Our homebuilding and marketing activities are conducted under the name of Beazer Homes in each of our markets except as follows:

MARKET                                          DOING BUSINESS AS
----------------------------------------------  ----------------------------------------------
Ft. Myers/Naples..............................  GulfCoast Homes
Jacksonville..................................  Panitz Homes
Tennessee.....................................  Phillips Builders
North Carolina................................  Squires Homes
South Carolina................................  Squires Homes
Maryland......................................  Trafalgar House
New Jersey....................................  Trafalgar House
Virginia......................................  Trafalgar House

CORPORATE OPERATIONS

    We perform the following functions at a centralized level:

       (i) evaluate and select geographic markets;

       (ii) allocate capital resources to particular markets, including with respect to land and acquisitions;

       (iii) maintain the Company's relations with its lenders to regulate the flow of financial resources and develop consistent relationships with such lenders;

       (iv) maintain centralized information systems; and

       (v) monitor the decentralized operations of the Company's subsidiaries and divisions.

    We allocate the capital resources necessary for new projects consistent with our overall operating strategy. We utilize value created (a variation of the economic value financial concept) return on capital employed and profit margin as criteria for this allocation. This allocation varies based on market conditions, results of operations and other factors. Capital commitments are determined through consultation among selected executive and operational personnel, who play an important role in ensuring that new projects are consistent with our strategy. Centralized financial controls are also maintained through the standardization of accounting and financial policies and procedures, which are applied uniformly throughout the Company.

    Structurally, we operate through separate divisions, which are generally located within the areas in which they operate. Each division is managed by executives with substantial experience in the division's market. In addition, each division is equipped with the skills to complete the functions of land acquisition, map processing, land development, construction, marketing, sales and product service.

LAND ACQUISITION AND DEVELOPMENT

    Substantially all of the land we acquire is purchased only after necessary entitlements have been obtained so that we have certain rights to begin development or construction as market conditions dictate. In certain situations we will purchase unentitled property where we perceive an opportunity to build on such property in a manner consistent with our strategy. The term "entitlements" refers to development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give a developer the right to obtain building permits upon compliance with conditions that are usually within the developer's control. Although entitlements are ordinarily obtained prior to our purchase of land, we are still required to obtain a variety of other governmental approvals and permits during the development process.

    We select our land for development based upon a variety of factors, including

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

          (viii) proximity to local traffic corridors and amenities; and

            (ix) management's judgment as to the real estate market, economic trends and our experience in a particular market.

    We generally purchase land or obtain an option to purchase land which, in either case, requires certain site improvements prior to construction. Where required, we then undertake or, in the case of land under option, the grantor of the option then undertakes, the development activities (through contractual arrangements with local developers) that include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage and recreational facilities and other amenities. When available in certain markets, we also buy finished lots that are ready for construction.

    The Company strives to develop a design and marketing concept for each of its projects, which includes determination of size, style and price range of the homes, layout of streets, layout of individual lots and overall community design. The product line offered in a particular project depends upon many factors, including the housing generally available in the area, the needs of a particular market and our cost of lots in the project. We are, however, often able to use standardized design plans.

    The development and construction of each project are managed by our operating divisions, each of which is led by a president who, in turn, reports to the Company's Chief Operating Officer and the Company's Chief Executive Officer. At the development stage, a manager (who may be assigned to several projects and reports to the president of the division) supervises development of buildable lots. In addition, a field superintendent is located at each project site to supervise actual construction, and each division has one or more customer service and marketing representatives assigned to projects operated by that division.

    The following table sets forth, by state, the Company's land inventory as of September 30, 1998.

                                                                                     LAND UNDER
                                                         LAND OWNED                CONTRACT(III)
                                                 --------------------------  --------------------------
                                                  FINISHED     UNDEVELOPED    FINISHED     UNDEVELOPED
                                                   LOTS(I)      LOTS(II)        LOTS        LOTS(II)       TOTAL
                                                 -----------  -------------  -----------  -------------  ---------
SOUTHEAST REGION:
  Georgia......................................         226            29           138        --              393
  North Carolina...............................         408           306           537           662        1,913
  South Carolina...............................         248            51           163         1,781        2,243
  Tennessee....................................         538           369           771           733        2,411
  Florida......................................         902           120           459           182        1,663

SOUTHWEST REGION:
  Arizona......................................       1,215        --             2,944        --            4,159
  California...................................         490           885           174           921        2,470
  Nevada.......................................         720        --               307        --            1,027

CENTRAL REGION:
  Texas........................................         741           879           255           469        2,344
                                                      -----         -----         -----         -----    ---------
    Total......................................       5,488         2,639         5,748         4,748       18,623
                                                      -----         -----         -----         -----    ---------
                                                      -----         -----         -----         -----    ---------


                                                 FISCAL YEAR 1998
                                                   HOMES CLOSED
                                                 -----------------
SOUTHEAST REGION:
  Georgia......................................            166
  North Carolina...............................            777
  South Carolina...............................            445
  Tennessee....................................            428
  Florida......................................            677
SOUTHWEST REGION:
  Arizona......................................          1,336
  California...................................          1,154
  Nevada.......................................            491
CENTRAL REGION:
  Texas........................................            639
                                                         -----
    Total......................................          6,113
                                                         -----
                                                         -----

------------------------------

(i) The category "Land Owned--Finished Lots" includes lots on which construction of a home has commenced.

(ii) Undeveloped lots consist of raw land and land under development that is expected to be developed into the respective number of lots reflected in this table.

(iii) The classification within Land Under Contract for this schedule is based upon level of completion at delivery as stated in the option contract.

    OPTION CONTRACTS: We acquire certain lots by means of option contracts. Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a certain price. Under option contracts without specific performance obligations, our liability is limited to forfeiture of the non-refundable deposits, which aggregated approximately $10.6 million at September 30, 1998. Under option contracts with specific performance obligations, we generally are required to purchase specific numbers of lots on fixed dates pursuant to a contractually established schedule. Under such option contracts with specific performance obligations, the party granting the option is required to maintain and/or develop the property pursuant to certain standards specified in the contract and to deliver lots which are free of any liens and are appropriate for residential building pursuant to a specified schedule. If we fail to purchase the required number of lots on the date fixed for purchase pursuant to such option contracts and the party granting the option has fulfilled all of its obligations under the contract, the party granting the option to us generally has the right to either terminate the option granted pursuant to the option contract in its entirety or to require us to purchase the remaining lots. If the party granting the option fails to meet its obligations under such option contracts, we generally may, at our option, either not make the lot purchase or require the party granting the option to cure the deficiency. Under such option contracts, if we purchase a lot and subsequently discover that the lot did not meet all of the conditions specified by the option contract, we generally may require the party granting the option to repurchase the lot or cure the deficiency. At September 30, 1998, committed amounts under option contracts with specific performance obligations aggregated approximately $39.0 million, while option contracts without specific performance obligations aggregated $204.1 million. The Company's option contracts have expiration periods ranging from one to 60 months.

CONSTRUCTION

    We act as the general contractor for the construction of our projects. Our project development operations are controlled by our subsidiaries and divisions, whose employees supervise the construction of each project, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes. We specify that quality, durable materials be used in the construction of our homes. Our subcontractors follow design plans prepared by architects and engineers who are retained by us and whose designs are geared to the local market. Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price. Agreements with our subcontractors and materials' suppliers are generally entered into after competitive bidding, and we do not have any long-term contractual commitments with any of our subcontractors or suppliers. In connection with such competitive bid process, we obtain information from prospective subcontractors and vendors with respect to their financial condition and ability to perform their agreements with us. We do not maintain significant inventories of construction materials except for materials being utilized for homes under construction. We have numerous suppliers of raw materials and services used in our business, and such materials and services have been and continue to be available. Material prices may fluctuate, however, due to various factors, including demand or supply shortages which may be beyond the control of our vendors. From time to time we enter into regional and national supply contracts with certain of our vendors. For instance, during 1996 we entered into a three-year agreement with General Electric to be our exclusive supplier of appliances. We believe that our relationships with our suppliers and subcontractors are good.

    Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets except California, construction of a home historically has been completed within three to five months following commencement of construction. In California, construction of a home historically has been completed within four to eight months following commencement of construction. At September 30, 1998, the Company had 447 finished homes, of which 239 were sold and included in backlog at such date.

WARRANTY PROGRAM

    We have established a risk retention group, United Home Insurance Corp. ("UHIC"), to self insure our structural warranty obligations and replace our warranty program with Home Buyers Warranty Corporation ("HBW"). During Fiscal Year 1997, UHIC was licensed by the State of Vermont as a captive insurance risk retention group. UHIC provided insurance to Beazer homebuyers during Fiscal Year 1998. We believe this will result in cost savings as well as increased control over the warranty process. The first year of Beazer's warranty covers defects in plumbing, electrical, heating, cooling and ventilation systems, and major structural defects; the second year of such warranty covers major structural defects and certain defects in plumbing, electrical, heating, cooling and ventilation systems of the home (exclusive of defects in appliances, fixtures and equipment); and the final eight years of protection cover only major structural defects. An allowance of approximately 0.5% to 1.0% of the sale price of a home is established to cover warranty expenses, although this allowance is subject to adjustment in special circumstances. Our historical experience is that such warranty expenses generally fall within the amount established for such allowance.

    We provide a one-year limited warranty of workmanship and materials with each of our homes, which generally includes home inspection visits with the customer during the first year following the purchase of a home. We subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work and, therefore, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors.

    For homes closed prior to January 1, 1998, we provided a 10-year homeowners' warranty through a single national agreement with HBW. The terms of the warranty are materially consistent with those currently provided through UHIC.

    We do not currently have any material litigation or claims regarding warranties or latent defects with respect to the construction of our homes. We believe that claims and litigation will be substantially covered by our warranty accrual or insurance.

MARKETING AND SALES

    We make extensive use of advertising and other promotional activities, including newspaper advertisements, brochures, direct mail and the placement of strategically located sign boards in the immediate areas of its developments.

    We normally build, decorate, furnish and landscape between one to five model homes for each project and maintain on-site sales offices. At September 30, 1998, we maintained 267 model homes, of which 169 were owned and 98 were leased from third parties pursuant to sale and leaseback agreements. We believe that model homes play a particularly important role in our marketing efforts. Consequently, we expend significant effort creating an attractive atmosphere at our model homes. Interior decorations are undertaken by both in-house and third party local design specialists, and vary among our models based upon the lifestyles of targeted home buyers. The purchase of furniture, fixtures and fittings is coordinated to ensure that manufacturers' bulk discounts are utilized to the maximum extent. Structural changes in design from the model homes are not generally permitted, but home buyers may select various optional amenities. We also use a cross-referral program that encourages our personnel to direct customers to other Company subdivisions based on the customers' needs.

    We generally sell our homes through commissioned employees (who typically work from the sales offices located at the model homes used in each division) as well as through independent brokers. Our personnel are available to assist prospective home buyers by providing them with floor plans, price information and tours of model homes and in connection with the selection of options. Our selection of interior features is a principal component of our marketing and sales efforts. Sales personnel are trained by us and attend periodic meetings to be updated on sales techniques, competitive products in the area, the availability of financing, construction schedules, marketing and advertising plans, which management believes result in a sales force with extensive knowledge of our operating policies and housing products. Our policy also provides that sales personnel be licensed real estate agents where required by law. We typically also build a number of homes for which no signed sales contract exists at the time of commencement of construction. The use of an inventory of such homes is necessary to satisfy the requirements of relocated personnel and of independent brokers, who often represent customers requiring a completed home within 60 days. At September 30, 1998, excluding models, we had 781 homes either finished or at various stages of completion for which we had not received a sales contract.

    We also use various sales incentives (such as landscaping and certain interior home options and upgrades) in order to attract home buyers. The use of incentives depends largely on prevailing economic and competitive market conditions.

CUSTOMER FINANCING

    We provide customer financing through branch offices of Beazer Mortgage. Beazer Mortgage provides mortgage originations only, and does not retain or service the mortgages that it originates. Such mortgages are generally funded by one of a network of mortgage lenders arranged for us by Homebuilders Financial Network, an independent consultant of the Company. Beazer Mortgage can provide qualified home buyers numerous financing options, including a wide variety of conventional, FHA and VA financing programs. In certain situations we seek to assist our home buyers in obtaining financing from outside mortgage lenders and in certain limited circumstances, we attempt to minimize potential risks relating to the availability of customer financing by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time. Since substantially all home buyers utilize long-term mortgage financing to purchase a home, adverse economic conditions, increases in unemployment and high mortgage interest rates may deter and eliminate a substantial number of potential home buyers from our markets in the future.

COMPETITION AND MARKET FACTORS

    The development and sale of residential properties is highly competitive and fragmented. We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources and/or lower costs than us. We also compete for residential sales with individual resales of existing homes, available rental housing and, to a lesser extent, resales of condominiums. We believe that our Company compares favorably to other builders in the markets in which we operate, due primarily to

            (i)our experience within our geographic markets and breadth of product line, which allow us to vary our regional product offerings to reflect changing market conditions;

            (ii)our responsiveness to market conditions, enabling us to capitalize on the opportunities for advantageous land acquisitions in desirable locations; and

           (iii)our reputation for quality design, construction and service.

    The housing industry is cyclical and affected by consumer confidence levels, prevailing economic conditions generally, and interest rate levels in particular. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

    Substantially all of our land is purchased with entitlements, giving us the right to obtain building permits upon compliance with specified conditions, which generally are within our control. Upon compliance with such conditions, we must seek building permits. The length of time necessary to obtain such permits and approvals affects the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. Several governmental authorities in California have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas. To date, the governmental approval processes discussed above have not had a material adverse effect on our development activities, and indeed all homebuilders in a given market face the same fees and restrictions. There can be no assurance, however, that these and other restrictions will not adversely affect us in the future.

    We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums or "slow-growth" or "no-growth" initiatives or building permit allocation ordinances which could be implemented in the future in the states and markets in which we operate. Substantially all of our land is entitled and, therefore, the moratoriums generally would only adversely affect us if they arose from health, safety and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. These are normally established, however, when we receive recorded final maps and building permits. We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These laws may result in delays, cause us to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas.

BONDS AND OTHER OBLIGATIONS

    We are frequently required, in connection with the development of its projects, to obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 1998, there were approximately $10.9 million and $68.6 million of outstanding letters of credit and performance bonds, respectively, for such purposes. We do not believe that any such bonds or letters of credit are likely to be drawn upon.

EMPLOYEES AND SUBCONTRACTORS

    At September 30, 1998, we employed 1,261 persons, of whom 271 were sales and marketing personnel, 440 were executive, management and administrative personnel, 465 were involved in construction, 58 were personnel of Beazer Mortgage and 27 were employed at the Nashville, Tennessee manufacturing facility. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

ITEM 2. PROPERTIES

    We lease approximately 8,900 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 182,000 square feet of office space for its operating divisions at various locations. We own approximately 18,500 square feet of manufacturing space and 6,800 square feet of office space in Nashville, Tennessee.

ITEM 3. LEGAL PROCEEDINGS

    We are involved in various legal proceedings, all of which have arisen in the ordinary course of business and some of which are covered by insurance. In the opinion of management, none of the claims relating to such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

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

NAME                                         AGE                                   POSITION
---------------------------------------      ---      ------------------------------------------------------------------
  Ian J. McCarthy......................          45   President, Chief Executive Officer and Director
  Michael H. Furlow (i)................          48   Executive Vice President, Chief Operating Officer
  David S. Weiss.......................          38   Executive Vice President, Chief Financial Officer and Director
  John Skelton.........................          49   Senior Vice President
  Peter H. Simons......................          39   Senior Vice President, Corporate Development

(i) Since October 1997

All officers are elected by the Board of Directors.

    There are no family relationships nor arrangements or understandings pursuant to which any of the officers listed were elected. See pages 16 to 17 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 4, 1999 for a description of employment arrangements with certain executive officers of the Company.

BUSINESS EXPERIENCE

    Refer to pages 4 and 5 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 4, 1999 for the business experience of Messrs. Ian J. McCarthy, and David S. Weiss.

    MICHAEL H. FURLOW. Mr. Furlow joined the Company in October 1997 as the Executive Vice President for Operations and since October 1998 has been the Chief Operating Officer. In this capacity the operating division presidents report to Mr. Furlow and he is responsible for the performance of those operating divisions. During the preceding 12 years Mr. Furlow was with Pulte Home Corporation in various field and corporate roles, most recently as a Regional President. Mr. Furlow received a Bachelor of Arts degree with honors in accounting from the University of West Florida and initially worked as a CPA for Arthur Young & Company.

    JOHN SKELTON. Mr. Skelton has served as the Company's Senior Vice President ("SVP"), Operations since March 1994. Mr. Skelton served as Vice President and Chief Financial Officer of Beazer Homes, Inc. since 1985 and Vice President and Chief Financial Officer of Beazer Homes Holdings, Inc. since April 1993. During the period 1977 to 1985, Mr. Skelton served as Finance Director of Leech Homes, a subsidiary of Leech PLC which was acquired by Beazer PLC in 1985. After graduating with a Bachelor's degree from Durham University in the United Kingdom, he was employed by Deloitte & Touche and is a Fellow of the Institute of Chartered Accountants in England and Wales.

    PETER H. SIMONS. Mr. Simons has served as Vice President of Corporate Development (since October 1998 SVP) since September 1994. The preceding year, he was Director of Operations for Lokelani Homes in Hawaii. From 1989 to 1993, Mr. Simons was a Senior Project Manager for Castle & Cooke Properties in Hawaii. Mr. Simons earned a Bachelor of Arts degree from Yale University and a Masters in Public and Private Management from the Yale School of Management.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this item is incorporated by reference to the information set forth under the captions "Quarterly Stock Price Information" and "Trading Information" located on page 44 and 49, respectively, of the Company's Annual Report to Shareholders for the year ended September 30, 1998.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is incorporated by reference from page 19 of the Company's Annual Report to Shareholders for the year ended September 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The information required by this item is incorporated by reference from pages 20 to 29 of the Company's Annual Report to Shareholders for the year ended September 30, 1998.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not materially affected by any market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference from pages 31 to 44 of the Company's Annual Report to Shareholders for the year ended September 30, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements between the Company and its accountants on accounting and financial disclosure matters during the fiscal years ended September 30, 1998 and 1997.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Director information is incorporated by reference from pages 4 to 5 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 4, 1999. Information regarding the Company's executive officers is set forth herein under Part I as a separate item.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from page 15 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 4, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this is incorporated by reference from page 10 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 4, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

    The Independent Auditors' Report and the following consolidated financial statements are incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998 in Part II, Item 8 of this report:

        Consolidated Statements of Operations for the years ended September 30, 1998, 1997 and 1996.

        Consolidated Balance Sheets as of September 30, 1998 and 1997.

        Consolidated Statement of Stockholders' Equity for the years ended September 30, 1998, 1997 and 1996.

        Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

    None required

3.  Exhibits

                                                                                                   PAGE HEREIN OR
     EXHIBIT                                                                                      INCORPORATED BY
     NUMBER                                     EXHIBIT DESCRIPTION                                REFERENCE FROM
    --------       -----------------------------------------------------------------------------  ----------------

3.1..............  Amended and Restated Certificate of Incorporation of Company.                        (7)

3.2..............  Amended and Restated Bylaws of the Company                                           (7)

4.1..............  Indenture dated as of March 2, 1994 among the Company, its subsidiaries party        (1)
                   thereto, and U.S. Bank Trust National Association (f/k/a Continental Bank,
                   National Association), as trustee, relating to the Company's 9% Senior Notes due 2004 (the "9% Notes").

4.2..............      First Supplemental Indenture (9% Notes) dated June 13, 1995                      (13)

4.3..............      Second Supplemental Indenture (9% Notes) dated February 1, 1996                  (13)

4.4..............      Third Supplemental Indenture (9% Notes) dated March 18, 1998                     (13)

4.5..............      Fourth Supplemental Indenture (9% Notes) dated July 20, 1998                Filed herewith

4.6..............  Form of 9% Senior Note due 2004.                                                     (2)

                   Indenture dated as of March 25, 1998 among the Company, its subsidiaries             (13)
                   party thereto, and US Bank Trust National Association, as trustee, relating to the Company's 8 7/8% Senior Notes due 2008.

4.7..............  Form of 8 7/8% enior Note due 2008 Note                                              (13)

4.8..............  First Supplemental Indenture (8 7/8% Notes) dated July 20, 1998                 Filed herewith

4.9..............  Specimen of Common Stock Certificate.                                                (6)

4.10.............  Form of Certificate of Designations for Series A Cumulative Convertible              (4)
                   Exchangeable Preferred Stock, $.01 par value per share (the "Preferred
                   Stock")

4.11.............  Form of Certificate representing shares of the Preferred Stock                       (4)

4.12.............  Form of Indenture between the Company and the First National Bank of Boston,         (4)
                   as trustee, relating to the 8% Convertible Subordinated Debentures due 2005.

                                                                                                   PAGE HEREIN OR
     EXHIBIT                                                                                      INCORPORATED BY
     NUMBER                                     EXHIBIT DESCRIPTION                                REFERENCE FROM
    --------       -----------------------------------------------------------------------------  ----------------
4.13.............  Form of 8% Convertible Subordinated Debenture due 2005                               (4)

4.14.............  Retirement Savings and Investment Plan (the "RSIP").                                 (5)

4.15.............  RSIP Summary Plan Description.                                                       (5)

4.16.............  Rights Agreement, dated as of June 21, 1996, between the Company and First           (8)
                   Chicago Trust Company of New York, as Rights Agent.

10.1.............  Amended 1994 Stock Incentive Plan.                                                   (3)

10.2.............  Non-Employee Director Stock Option Plan.                                             (3)

10.3.............  Asset Purchase Agreement dated as of October 26, 1998 between Beazer Homes           (12)
                   Corp., and Trafalgar House Property, Inc.

10.4-7...........  Amended and Restated Employment Agreements dated as of March 31, 1995:

10.4.............      Ian J. McCarthy.                                                                 (9)

10.5.............      David S. Weiss.                                                                  (9)

10.6.............      John Skelton.                                                                    (9)

10.7.............      Employment Agreement dated as of January 13, 1998--Michael H. Furlow             (13)

10.8-11            Supplemental Employment Agreements dated as of July 17, 1996:

10.8.............      Ian J. McCarthy.                                                                 (10)

10.9.............      David S. Weiss.                                                                  (10)

10.10............      John Skelton.                                                                    (10)

10.11............      Peter H. Simons.                                                                 (10)

10.12............  Amended and Restated Credit Agreement dated as of November 3, 1998 between      Filed herewith
                   the Company and First National Bank of Chicago, as Agent, and Comerica Bank
                   and Guaranty Federal Bank, F.S.B. as Managing Agents

11...............  Earnings Per Share Calculations                                                 Filed herewith

13...............  Annual Report to Shareholders for the year ended September 30, 1998             Filed herewith

21...............  Subsidiaries of the Company                                                          (13)

23.1.............  Consent of Deloitte & Touche LLP, Independent Auditors                          Filed herewith

27...............  Financial Data Schedule                                                         Filed herewith

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

(12) Incorporated herein by reference to the exhibits to the Company's report on Form 8-K/A filed on December 18, 1998.

(13) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333-51087) filed on April 27, 1998.

(B) REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1998.

(C) EXHIBITS

    Reference is made to Item 14(a)3 above. The following is a list of exhibits, included in Item 14(a)3 above, that are filed concurrently with this report.

4.5.........  Fourth Supplemental Indenture (9% Notes) dated July 20, 1998
4.8.........  First Supplemental Indenture (8 7/8% Notes) dated July 20, 1998
10.12.......  Amended and Restated Credit Agreement dated November 3, 1998 between the
              Company and First National Bank of Chicago, as Agent, and Comerica Bank and
              Guaranty Federal Bank, F.S.B. as Managing Agents
11..........  Earnings Per Share Calculations
13..........  The Company's Annual Report to Shareholders for the fiscal year ended
              September 30, 1998. Except as expressly incorporated by reference in this report on Form 10-K, such Annual Report is furnished only for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this report. The following portions of such Annual Report are incorporated by reference in the indicated items of this report.

              PORTIONS OF THE ANNUAL REPORT FOR THE FISCAL YEAR ENDED          ITEM OF THIS
              SEPTEMBER 30, 1998                                                  REPORT
              --------------------------------------------------------------  --------------
              "Trading Information" and "Quarterly Stock Price Information"         5
              Selected Financial Data                                               6
              Management's Discussion and Analysis of Financial Condition           7
              and
              Results of Operations
              Consolidated Financial Statements                                     8

23.1........  Consent of Deloitte & Touche LLP, Independent Auditors.
27..........  Financial Data Schedule

(D) FINANCIAL STATEMENT SCHEDULES

    Reference is made to Item 14(a)2 above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BEAZER HOMES USA, INC.

                                By:  /s/ IAN J. MCCARTHY
                                     -----------------------------------------
                                     Name: Ian J. McCarthy
                                     Title: President and Chief Executive
                                     Officer
                                     Date: December 23, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

12/23/98              By:        /s/ BRIAN C. BEAZER
-------                          -------------------------------------------------------------
Date                             Brian C. Beazer, Director and Non-Executive Chairman of the
                                 Board

12/23/98              By:        /s/ IAN J. MCCARTHY
-------                          -------------------------------------------------------------
Date                             Ian J. McCarthy, Director, President and Chief Executive
                                 Officer (Principal Executive Officer)

12/23/98              By:        /s/ DAVID S. WEISS
-------                          -------------------------------------------------------------
Date                             David S. Weiss, Director, Executive Vice President and Chief
                                 Financial Officer (Principal Financial Officer)

12/23/98              By:        /s/ THOMAS B. HOWARD, JR.
-------                          -------------------------------------------------------------
Date                             Thomas B. Howard, Jr., Director

12/23/98              By:        /s/ GEORGE W. MEFFERD
-------                          -------------------------------------------------------------
Date                             George W. Mefferd, Director

12/23/98              By:        /s/ D.E. MUNDELL
-------                          -------------------------------------------------------------
Date                             D.E. Mundell, Director

12/23/98              By:        /s/ LARRY T. SOLARI
-------                          -------------------------------------------------------------
Date                             Larry T. Solari, Director

12/23/98              By:        /s/ MICHAEL T. RAND
-------                          -------------------------------------------------------------
Date                             Michael T. Rand, Vice President and Controller
                                 (Principal Accounting Officer)