Form 10-K/A
period 1998-09-30
BEAZER HOMES USA INC
filed 1999-01-19
CIK 915840

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               FORM 10-K/A

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

TITLE OF SECURITIES                                                                                  EXCHANGES ON WHICH REGISTERED
---------------------------------------------------------------------------------------------------- -----------------------------
Common Stock, $.01 par value per share                                                                    New York Stock Exchange
Series A Cumulative Convertible Exchangeable Preferred Stock, $.01 par value per share                    New York Stock Exchange
Preferred Share Purchase Rights                                                                           New York Stock Exchange

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

------------------------------------------------------------------------------
------------------------------------------------------------------------------

(C) EXHIBITS

    Reference is made to Item 14(a)3 above. The following is a list of exhibits, included in Item 14(a)3 above, that are filed concurrently with this report.

   The Beazer Homes USA, Inc. Form 10-K/A for the year ended September 30, 1998 is being amended hereby to correct an inadvertent EDGAR filing error in exhibit 13. The corrected exhibit 13 is filed herewith.

4.5......... Fourth Supplemental Indenture (9% Notes) dated July 20, 1998
4.8......... First Supplemental Indenture (8[fr7/8]% Notes) dated July 20, 1998

10.12....... Amended and Restated Credit Agreement dated November 3, 1998 between the
             Company and First National Bank of Chicago, as Agent, and Comerica Bank and
             Guaranty Federal Bank, F.S.B. as Managing Agents
11.......... Earnings Per Share Calculations
13.......... The Company's Annual Report to Shareholders for the fiscal year ended
             September 30, 1998. Except as expressly incorporated by reference in this report on Form 10-K, such Annual Report is furnished only for the information of the Securities and Exchange Commission and is not deemed ""filed'' as part of this report. The following portions of such Annual Report are incorporated by reference in the indicated items of this report.


              PORTIONS OF THE ANNUAL REPORT FOR THE FISCAL YEAR ENDED            ITEM OF THIS
              SEPTEMBER 30, 1998                                                    REPORT
              -----------------------------------------------------------------  ------------
              ""Trading Information'' and ""Quarterly Stock Price Information''        5
              Selected Financial Data                                                  6
              Management's Discussion and Analysis of Financial Condition and          7
              Results of Operations
              Consolidated Financial Statements                                        8

23.1........  Consent of Deloitte & Touche LLP, Independent Auditors.
27..........  Financial Data Schedule

                             SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BEAZER HOMES USA, INC.

                            By:  /s/ IAN J. MCCARTHY
                                 ------------------------------------
                                 Name: Ian J. McCarthy
                                 Title: President and Chief Executive
                                 Officer
                                 Date: December 23, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

12/23/98              By:        /s/ BRIAN C. BEAZER
--------                         ------------------------------------------------------------
Date                             Brian C. Beazer, Director and Non-Executive Chairman of the
                                 Board

12/23/98              By:        /s/ IAN J. MCCARTHY
--------                         ------------------------------------------------------------
Date                             Ian J. McCarthy, Director, President and Chief Executive
                                 Officer (Principal Executive Officer)

12/23/98              By:        /s/ DAVID S. WEISS
--------                         ------------------------------------------------------------
Date                             David S. Weiss, Director, Executive Vice President and Chief
                                 Financial Officer (Principal Financial Officer)

12/23/98              By:        /s/ THOMAS B. HOWARD, JR.
--------                         ------------------------------------------------------------
                                 Thomas B. Howard, Jr., Director

12/23/98              By:        /s/ GEORGE W. MEFFERD
--------                         ------------------------------------------------------------
                                 George W. Mefferd, Director

12/23/98              By:        /s/ D.E. MUNDELL
--------                         ------------------------------------------------------------
                                 D.E. Mundell, Director

12/23/98              By:        /s/ LARRY T. SOLARI
--------                         ------------------------------------------------------------
                                 Larry T. Solari, Director

12/23/98              By:        /s/ MICHAEL T. RAND
--------                         ------------------------------------------------------------
                                 Michael T. Rand, Vice President and Controller
                                 (Principal Accounting Officer)