Form 10-Q
period 1998-12-31
BEAZER HOMES USA INC
filed 1999-02-16
CIK 915840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998
                                       or

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

        5775 Peachtree Dunwoody Road, Suite B-200, Atlanta, Georgia 30342
               (Address of principal executive offices) (Zip Code)

                                 (404) 250-3420
              (Registrant's telephone number, including area code)

        5775 Peachtree Dunwoody Road, Suite C-550, Atlanta, Georgia 30342
                (former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                        YES        X                   NO
                            ---------------               ----------------

         CLASS                                OUTSTANDING AT FEBRUARY 15, 1999
         -----                                --------------------------------
Common Stock, $0.01 par value                         6,288,424 shares
Series A Cumulative Convertible
 Exchangeable Preferred Stock,  $0.01 par value       2,000,000 shares

                               Page 1 of 20 Pages
                        Exhibit Index Appears on Page 19

                             BEAZER HOMES USA, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                                 PAGE NO.
                                                                                                 --------
PART I            FINANCIAL INFORMATION

         Item 1            Financial Statements

                  Condensed Consolidated Balance Sheets,
                            December 31, 1998(unaudited) and September 30, 1998                     3

                  Unaudited Condensed Consolidated Statements of Operations,
                       Three Months Ended December 31, 1998 and 1997                                4

                  Unaudited Condensed Consolidated Statements of Cash Flows,
                       Three Months Ended December 31, 1998 and 1997                                5

                  Notes to Condensed Consolidated Financial Statements                              6

         Item 2            Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                            10

PART II           OTHER INFORMATION

         Item 6            Exhibits and Reports on Form 8-K                                        19

SIGNATURES                                                                                         20


PART I. FINANCIAL INFORMATION


                                                                          DECEMBER 31,  SEPTEMBER 30,
                                                                             1998          1998
                                                                         -------------  -------------
                                                                          (UNAUDITED)
ASSETS
Cash and cash equivalents                                                 $    --      $  67,608
Accounts receivable                                                          12,543       16,949
Inventory                                                                   540,233      405,095
Property, plant and equipment, net                                           12,561       12,332
Goodwill, net                                                                 8,651        8,853
Other assets                                                                 15,417       14,754
                                                                         -------------  ---------
    Total assets                                                          $ 589,405    $ 525,591
                                                                         -------------  ---------
                                                                         -------------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                                                    $  44,121    $  61,942
Other payables and accrued liabilities                                       57,155       49,425
Revolving credit facility                                                    70,000         --
Senior Notes                                                                215,000      215,000
                                                                         -------------  ---------
    Total liabilities                                                       386,276      326,367

Stockholders' equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized,
    2,000,000 issued and outstanding; $50,000
    aggregate liquidation preference)                                            20           20
Common stock (par value $.01 per share, 30,000,000 shares
    authorized, 9,559,200 issued,
     6,270,423 and 6,267,423 outstanding)                                        93           93
Paid in capital                                                             192,729      192,729
Retained earnings                                                            67,686       64,003
Unearned restricted stock                                                    (5,416)      (5,638)
Treasury stock (3,291,777 shares)                                           (51,983)     (51,983)
                                                                         -------------  ---------
Total stockholders' equity                                                  203,129      199,224
                                                                         -------------  ---------
    Total liabilities and stockholders' equity                            $ 589,405    $ 525,591
                                                                         -------------  ---------
                                                                         -------------  ---------



        See Notes to Condensed Consolidated Financial Statements

                             BEAZER HOMES USA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)


                                                         THREE MONTHS
                                                      ENDED DECEMBER 31,
                                                   -------------------------
                                                       1998        1997
                                                   -----------   -----------
Total revenue                                       $ 242,110    $ 155,626
Costs and expenses:
  Home construction and land sales                    201,167      130,475
  Interest                                              5,035        3,047
  Selling, general and administrative                  28,246       19,296
                                                    ---------    ---------
Operating income                                        7,662        2,808
Other income (expense)                                    (48)         150
                                                    ---------    ---------
Income before income taxes                              7,614        2,958
Provision for income taxes                              2,931        1,139
                                                    ---------    ---------
Net income                                          $   4,683    $   1,819
                                                    ---------    ---------
                                                    ---------    ---------

Preferred dividends                                 $   1,000    $   1,000
Net income applicable to common stockholders        $   3,683    $     819

Net income per common share:
          Basic                                     $    0.62    $    0.14
          Diluted                                   $    0.53    $    0.14

Weighted average number of shares (in thousands):
          Basic                                         5,896        5,834
          Diluted                                       8,868        6,041


            See Notes to Condensed Consolidated Financial Statements

                             BEAZER HOMES USA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMETNS OF CASH FLOWS
                             (dollars in thousands)



                                                      THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                      1998        1997
                                                   ---------   ---------
Cash flows from operating activities:

    Net income                                     $  4,683    $  1,819
    Adjustments to reconcile net income to
      net cash used by operating activities:
        Depreciation and amortization                 1,008         677
    Changes in operating assets and liabilities,
      net of effects of acquisitions
         Increase in inventory                      (30,803)    (45,070)
         Decrease in trade accounts payable         (27,997)    (20,037)
         Other changes                                8,825      (8,895)
                                                   ---------   ---------
Net cash used by operating activities               (44,284)    (71,506)
                                                   ---------   ---------
                                                   ---------   ---------
Cash flows from investing activities:
    Acquisitions, net of cash acquired              (91,800)    (16,766)
    Capital expenditures                               (524)     (1,995)
                                                   ---------   ---------
Net cash used by investing activities               (92,324)    (18,761)
                                                   ---------   ---------
Cash flows from financing activities:
    Proceeds from revolving credit facility, net     70,000      90,000
    Dividend paid on preferred stock                 (1,000)     (1,000)
                                                   ---------   ---------
Net cash provided by financing activities            69,000      89,000
                                                   ---------   ---------
                                                   ---------   ---------
Decrease in cash and cash equivalents               (67,608)     (1,267)
Cash and cash equivalents at beginning of period     67,608       1,267
                                                   ---------   ---------
Cash and cash equivalents at end of period         $   --      $   --
                                                   ---------   ---------
                                                   ---------   ---------


        See Notes to Condensed Consolidated Financial Statements

                             BEAZER HOMES USA, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. ("Beazer" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Consequently, such financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, for further information, the reader of this Form 10-Q should refer to the audited consolidated financial statements of the Company incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.


         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed financial statements.

(2) INVENTORY

         A summary of inventory is as follows (dollars in thousands):


                                                                    DECEMBER 31, September 30,
                                                                        1998         1998
                                                                    ------------ -------------
Homes under construction........................................     $188,756      $194,566
Development projects in progress................................      282,500       165,218
Unimproved land held for future development.....................       36,243        18,605
Model homes.....................................................       32,734        26,706
                                                                    ------------ ----------
                                                                     $540,233      $405,095
                                                                    ------------ ----------
                                                                    ------------ ----------


         Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. The Company had 270 completed homes ($38.1 million) and 208 completed homes ($30.7 million) at December 31, 1998 and September 30, 1998, respectively, that were not subject to a sales contract, not including model homes.

         Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

(3) INTEREST

         The following table sets forth certain information regarding interest:


                                         THREE MONTHS ENDED
                                            DECEMBER 31,

   (IN THOUSANDS)                          1998     1997
                                         --------  --------
During the period:
     Interest incurred                    $5,939   $4,615
                                         --------  --------
                                         --------  --------
     Previously capitalized interest
       amortized to costs and  expenses   $5,035   $3,047
                                         --------  --------
                                         --------  --------
  At the end of the period:
       Capitalized interest in ending
         Inventory                        $9,987   $8,424
                                         --------  --------
                                         --------  --------


(4) EARNINGS PER SHARE

         Basic and diluted earnings per share were calculated as follows:


                                                               Three Months Ended
                                                                   December 31,
                                                                -----------------
                                                                  1998     1997
                                                                -------  --------
Earnings
  Net income                                                     $4,683   $1,819
  Less: Dividends on preferred shares                             1,000    1,000
                                                                -------  --------
                                                                -------  --------
  Net income applicable to common shareholders                   $3,683   $  819
                                                                -------  --------
                                                                -------  --------

BASIC:
 Net income applicable to common shareholders                    $3,683   $  819
 Weighted average number of common shares outstanding             5,896    5,834
 Basic earnings per share                                        $ 0.62   $ 0.14

DILUTED:
  Net income applicable to common shareholders                   $3,683   $  819
  Plus:  Dividends on preferred shares                            1,000      n/a
                                                                -------  --------
  Net income applicable to common shareholders                   $4,683   $  819
                                                                -------  --------
                                                                -------  --------

  Weighted average number of common shares outstanding            5,896    5,834
  Effect of dilutive securities-
     Assumed conversion of preferred shares                       2,625      n/a
     Restricted stock                                               243      162
     Options to acquire common stock                                104       45
                                                                -------  --------
  Diluted weighted average number of common shares outstanding    8,868    6,041
                                                                -------  --------
                                                                -------  --------

  Diluted earnings per share                                     $ 0.53   $ 0.14


         The computation of diluted earnings per share for the three months ended December 31, 1997 excludes the assumed conversion of 2.0 million shares of Series A Cumulative Convertible Exchangeable Preferred Stock into 2.6 million shares of common stock at the conversion price of $19.05 since the effect of such conversion is antidilutive for that period.

(5) CREDIT AGREEMENT

         The Company maintains a revolving line of credit with a group of banks. In November 1998, the Company amended and restated the credit facility to extend the maturity and modify certain provisions, including the determination of available borrowings. The credit facility provides for up to $200 million of unsecured borrowings. Borrowings under the credit facility generally bear interest at a fluctuating rate based upon the corporate base rate of interest announced by the lead bank, the federal funds rate or LIBOR. All outstanding borrowings will be due in November 2002. The credit facility contains various operating and financial covenants. Each of the Company's significant subsidiaries is a guarantor under the credit facility.

(6) ACQUISITIONS

         In December 1998, the Company acquired the assets of the homebuilding operations of Trafalgar House Property, Inc. ("THPI") for approximately $90 million in cash. The Company funded this acquisition with borrowings under the Credit Facility.

         The acquisition has been accounted for as a purchase and, accordingly the purchase price has been tentatively allocated to reflect the fair value of assets and liabilities acquired. Such allocation resulted principally in a reduction in inventory from THPI's historical carrying value and no residual goodwill.

         The following unaudited pro forma financial data give effect to Beazer's acquisition of THPI as if it had occurred on the first day of each period presented. The pro forma financial data is provided for comparative purposes only and are not necessarily indicative of the results which would have been obtained if the THPI acquisition had been effected during the periods presented. This pro forma financial information reflects purchase accounting adjustments necessary for the acquisition, including a reduction in gross margin for homes closed in the period immediately following the acquisition date.


                                   Three months ended
                                       DECEMBER 31,
                             -------------------------
                                 1998           1997
                             -----------   -----------
Total revenue                $   277,051   $   196,863
Net income                         5,402         1,432
Net income per share
  Basic                      $      0.75   $      0.07
  Diluted                    $      0.61   $      0.07


         In October 1998 , the Company acquired the assets of Snow Construction, Inc. in Orlando, Florida for approximately $1.8 million.


         In November 1997 the Company acquired the assets of the Orlando, Florida homebuilding operations of Calton Homes of Florida, Inc. for approximately $16.8 million. The allocation of the purchase price resulted in approximately $3.9 million of goodwill.


(7) RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information,"("SFAS 131"). SFAS 131 will be effective for the Company's 1999 annual financial statements. The Company does not expect a significant effect on the presentation of its financial information under SFAS 131.

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for periods beginning after June 15, 1999. The Company has not yet completed an analysis of the effect of this statement on its financial statements.

Item 2.
                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table presents certain operating and financial data for the Company (dollars in thousands):


                                                                      THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                            ----------------------------------------
                                                                      1998                  1997
                                                            --------------------------    ----------
                                                                               %
                                                             AMOUNT         CHANGE         AMOUNT
                                                            ----------    ------------    ----------
Number of new orders,
    NET OF CANCELLATIONS: (A)
      Southeast region                                            597        43.2 %             417
      Southwest region                                            610         6.5               573
      Central region                                               78       (18.8)               96
      Mid-Atlantic region                                          64         n/m                 -
                                                            ----------                    ----------
      Total                                                     1,349        24.2             1,086
                                                            ----------                    ----------
                                                            ----------                    ----------

NUMBER OF CLOSINGS:
      Southeast region                                            535        28.9 %             415
      Southwest region                                            595        26.9               469
      Central region                                              136       (11.7)              154
      Mid-Atlantic region                                         130         n/m                 -
                                                            ----------                    ----------
      Total                                                     1,396        34.5             1,038
                                                            ----------                    ----------
                                                            ----------                    ----------

TOTAL REVENUE:
      Southeast region                                    $    88,471        33.7 %     $    66,179
      Southwest region                                        101,991        60.8            63,443
      Central region                                           25,456        (2.1)           26,004
      Mid-Atlantic region                                      26,192         n/m                 -
                                                            ----------                    ----------
      Total                                               $   242,110        55.6       $   155,626
                                                            ----------                    ----------
                                                            ----------                    ----------

AVERAGE SALES PRICE PER HOME CLOSED:
      Southeast region                                    $     164.0         2.8 %     $     159.5
      Southwest region                                          169.7        25.4             135.3
      Central region                                            183.2         8.5             168.9
      Mid-Atlantic region                                       201.5         n/m                 -
      Total                                                     172.2        14.9             149.9

BACKLOG UNITS AT END OF PERIOD:
      Southeast region                                          1,128        87.1 %             603
      Southwest region                                            758        30.0               583
      Central region                                              260        73.3               150
      Mid-Atlantic region                                         419         n/m                 -
                                                            ----------                    ----------
      Total                                                     2,565        92.0             1,336
                                                            ----------                    ----------
                                                            ----------                    ----------

AGGREGATE SALES VALUE OF HOMES IN
    backlog at end of period:                             $   468,780       120.4 %     $   212,650
                                                            ----------                    ----------
                                                            ----------                    ----------

Number of active subdivisions at end of period:
      Southeast region                                            113         0.0 %             113
      Southwest region                                             61         0.0                61
      Central region                                               30        (6.3)               32
      Mid-Atlantic region                                          46         n/m                 -
                                                            ----------                    ----------
      Total                                                       250        21.4               206
                                                            ----------                    ----------
                                                            ----------                    ----------


(a) New orders for the three months ended December 31, 1998 and 1997 do not include 555 and 96, respectively, homes in backlog from acquired operations.

                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

Beazer Homes USA, Inc. (the "Company" and "Beazer") designs, builds and sells single family homes in the Southeast, Southwest, Central and (through its December 4, 1998 acquisition of Trafalgar House, see below) Mid-Atlantic regions of the United States. The Company's Southeast Region includes Georgia, North Carolina, South Carolina, Tennessee and Florida; its Southwest Region includes Arizona, California and Nevada; its Central Region includes Texas; and its Mid-Atlantic region includes Maryland, New Jersey and Virginia. The Company intends, subject to market conditions, to expand in its current markets and to consider entering new markets through expansion from existing markets ("satellite expansion") or through acquisitions of established regional homebuilders.

In October 1998, the Company acquired the assets of Snow Construction, Inc., in Orlando, Florida for approximately $1.8 million. On December 4, 1998 the Company acquired the assets of the homebuilding operations of Trafalgar House Property, Inc. ("Trafalgar House") for approximately $90 million in cash.

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

Through its subsidiary, Beazer Mortgage Corp. ("Beazer Mortgage"), the Company originates mortgages principally for homebuyers of Beazer. Beazer Mortgage does not hold or service the mortgages.

During fiscal 1998, the Company entered into a joint venture agreement with Corporacion GEO, the largest builder of affordable homes in Mexico, to build homes in the United States. The joint venture, which operates under the name Premier Communities will focus exclusively on the development, construction and sale of affordable housing throughout the U.S., initially priced between $35,000 and $55,000. The joint venture is owned 60% by Corporacion GEO and 40% by Beazer. Development has begun on Premier Communities' first community, Oasis Ranch, in El Paso, Texas. The Company does not anticipate a significant contribution from the joint venture in fiscal 1999.

                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

NEW ORDERS AND BACKLOG: The increase in new orders for the three month period ended December 31, 1998 compared to the same period in 1997 reflects both post-acquisition new orders from Trafalgar House as well as growth in the Company's existing operations. Excluding 64 new orders from Trafalgar House in the December 1998 quarter, the Company's new orders in its existing operations increased 18%. New orders increased in all markets in the southeast and southwest regions, except Nevada, where the Company has reduced its level of investment and number of active subdivisions. New orders increased by more than 30% in California, Florida, Georgia and North Carolina. The Company believes the increases in new orders in its southeast and southwest regions is attributable to generally strong economic conditions in each of the markets that it operates and the Company's increased investment in markets where it believes it can significantly exceed its cost of capital. New orders decreased in the Company's central region (Texas) as the Company raised its prices to allow delayed construction to catch up to the region's strong backlog (up 73% compared to December 31, 1997).

The number of homes in backlog at December 31, 1998 increased 92% compared to December 31, 1997 both as a result of the Trafalgar House acquisition and as a result of the increase in new orders at the Company's existing operations. Excluding 419 homes in backlog from Trafalgar House, the number of homes in backlog in the Company's existing operations at December 31, 1998 increased 61% compared to the number of homes in backlog at December 31, 1997. The increase in the dollar value of backlog at December 31, 1998 is greater than that of the number of homes in backlog as a result of a 15% increase in the average price of homes in backlog.

                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (dollars in thousands):


                                                                                  Three Months Ended
                                                                                       December 31,
                                                                                  1998              1997
                                                                                --------          --------
                DETAILS OF REVENUES AND CERTAIN EXPENSES
                REVENUES:
                Home sales                                                      $239,797          $155,601
                Land and lot sales                                                   639                25
                Mortgage operations                                                2,536               224
                Intercompany elimination - mortgage                                 (862)             (224)
                                                                                --------          --------
                Total revenue                                                   $242,110          $155,626
                                                                                --------          --------

                COST OF HOME CONSTRUCTION AND LAND SALES:
                Home sales                                                      $201,575          $130,672
                Land and lot sales                                                   454                27
                Intercompany elimination - mortgage                                 (862)             (224)
                                                                                --------          --------
                Total cost of home construction and land sales                  $201,167          $130,475
                                                                                --------          --------

                SELLING, GENERAL AND ADMINISTRATIVE:
                Homebuilding operations                                          $26,512           $19,296
                Mortgage origination operations                                    1,734             -
                                                                                --------          --------
                Total selling, general and administrative                        $28,246           $19,296
                                                                                --------          --------

                CERTAIN ITEMS AS A PERCENTAGE OF REVENUES
                AS A PERCENTAGE OF TOTAL REVENUE:
                Costs of home construction and land sales                           83.1  %           84.0  %
                Amortization of previously capitalized interest                      2.1  %            2.0  %
                Selling, general and administrative
                    Homebuilding operations                                         11.1  %           12.4  %
                    Mortgage operations                                              0.7  %            n/a

                AS A PERCENTAGE OF HOME SALE REVENUE:
                Costs of home construction                                          84.1  %           84.0  %


                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

REVENUES: The increase in revenues for the three months ended December 31, 1998 compared to the same period in 1997 is the result of increased home closings in the Company's southeast and southwest regions and 130 closings from the Trafalgar House operations acquired during the quarter. Higher backlog levels entering the quarter was the primary reason for the increase. The company's central region experienced decreases in both revenues and closings for the comparable period, due to construction delays that resulted from limited availability of subcontractors during the period. The average price of homes closed increased in all of the Company's regions.

COST OF HOME CONSTRUCTION: The increase in the cost of home construction as a percentage of home sales was a result of lower gross margins realized (due to the impact of purchase accounting adjustments) on homes closed in the period immediately following the acquisition of Trafalgar House and Snow Construction. Excluding such adjustment, the cost of home construction as a percentage of home sales for the quarter ended December 31, 1998 would have been 83.4%, a decrease compared to the quarter ended December 31, 1997. The Company believes that such decrease is principally a result of continued improved profitability from the Company's profit improvement initiatives, especially design centers. Additionally, a strong general economic environment contributed to price increases in all of the Company's markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: The decrease in homebuilding selling, general and administrative expense as a percentage of total revenues for the quarter ended December 31, 1998 compared to the same period in the prior year is a result of higher revenues recognized on the fixed portion of such expense. In addition, Trafalgar House had only one month of selling, general and administrative expenses, while its revenues during December (the final month of the quarter), which represented its previous fiscal year end, were higher than those expected during an average month.

MORTGAGE ORIGINATION OPERATIONS: Beazer mortgage had pretax income of $802,000 for the quarter ended December 31, 1998 compared to $224,000 for the quarter ended December 31, 1997. The increase is attributable to the completion of the rollout of the Company's mortgage operations during fiscal 1998. Beazer Mortgage is now operating in substantially all of the Company's markets, other than its newly acquired Trafalgar House operations. The Company anticipates opening Beazer Mortgage branches in the acquired operations during fiscal 1999.

AMORTIZATION OF PREVIOUSLY CAPITALIZED INTEREST: Amortization of previously capitalized interest expense as a percentage of revenues for the three months ended December 31, 1998 is greater than the comparable period in 1997 as a result of increased borrowing levels associated with the Company's increased investment in inventory and its acquisitions during the quarter.

INCOME TAXES: The Company's effective income tax rate was 38.5% for both the three month periods ended December 31, 1998 and 1997.

                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY:

At December 31, 1998 the Company had $70 million of outstanding borrowings under its $200 million unsecured revolving credit facility, principally as a result of its $90 million acquisition of Trafalgar House on December 4, 1998. The Company fulfills its short-term cash requirements with cash generated from its operations and unused funds available from its unsecured revolving credit facility. Available borrowings under this credit agreement are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable. At December 31, 1998 the Company had available additional borrowings of $95.5 million under the credit agreement.

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

The Company has utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land. At December 31, 1998 the Company had 11,514 lots under option. At December 31, 1998, the Company had commitments with respect to option contracts with specific performance obligations of approximately $45.6 million. The Company expects to exercise all of its option contracts with specific performance obligations and, subject to market conditions, substantially all of its options contracts without specific performance obligations.

The Company's Series A Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") is convertible into common stock at an exchange rate of $19.05 per common share and is currently callable by the Company at a 5% premium. The Company intends to 1) call its Preferred Stock at the earliest possible date that it believes it is likely that the majority of holders would convert into common stock, or 2) adopt alternatives that would result in the conversion of the Preferred Stock.

Management believes that the Company's current borrowing capacity at December 31, 1998, and anticipated cash flows from the operations is sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from the Company's sources of liquidity will be sufficient to meet the Company's future capital needs. The amount and types of indebtedness that the Company may incur may be limited by the terms of the Indenture governing its Senior Notes and its Credit Agreement. The Company continually evaluates expansion opportunities through acquisition of established regional homebuilders and such opportunities may require the Company to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OUTLOOK:

Beazer's record dollar backlog and the acquisition of Trafalgar House provides the Company confidence that absent significant adverse economic changes, sales and earnings for fiscal 1999 will exceed those reported in fiscal 1998.

YEAR 2000 COMPLIANCE AND READINESS DISCLOSURES:

GENERAL: The Company recognizes the importance of the year 2000 issue and is taking a proactive approach intended to facilitate an appropriate transition into the year 2000. This proactive approach to includes the following phases:

-    Allocation of Company resources to manage the approach,
- Evaluation of the Company's information technology ("IT") systems and non-IT systems that include imbedded microprocessors (together the Company's "Internal Systems'),
- Evaluation of IT and non-IT systems for principal vendors ( principally subcontractors) and other service providers (together the Company's "External Systems"),
- Evaluation of risk associated with Internal and External Systems compliance efforts,
-    Test all material Internal and External Systems as practicable,
- Creation of contingency plans for non-compliance of either Internal or External Systems, and
- Determination of the expected total cost of a complete state of readiness for the Company

STATE OF READINESS: During fiscal 1996, the Company began a series of profitability initiatives including a streamlining of all Internal Systems. These efforts included updating the hardware and softward being used by a majority of the Company's employees. All such purchases contemplated future Year 2000 issues and are considered compliant. As such, the Company's Year 2000 initiative has not required substantial investments as of December 31, 1998 and the Company does not believe it will require a substantial future investment.

         The Company has allocated resources to the phased approach outlined above and has completed an inventory of Internal Systems and substantially completed an inventory of External Systems to determine those that do not properly recognize dates after December 31, 1999.

         The Company's principal Internal Systems include its general systems architecture (local and wide area networks), common financial system, executive information system, payroll services system and cash management system. The Company is currently operating on the latest version of each of the listed systems (excluding architecture) and has received representations from the vendors indicating that they are year 2000 compliant. The Company is in the process of evaluating the compliance of its general systems architecture. Despite the certifications from the software vendors the Company will test compliance on its principal Internal Systems during fiscal 1999.

         The Company's principal External Systems include those of its subcontractors, significant raw material vendors, and general service providers such as telecommunications and power. The Company has substantially completed its evaluation of its significant subcontractors and raw material providers via inquiry. The Company has not performed its own tests on these systems, and no assurance can be given as to the compliance of these systems. Based on the information currently available, the company is not aware of any material non-

                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

compliance by its general service providers; however, the Company does not control these systems and cannot assure their compliance.

COSTS: As of December 31, 1998, less than $100,000 of outside consulting costs have been incurred related to the Company's Year 2000 initiatives. The Company will incur capital expenditures and internal staff costs as well as additional outside consulting expenditures related to this process. Based on currently available information, the Company does not expect the costs of these initiatives to exceed $500,000.

RISKS PRESENTED BY THE YEAR 2000 ISSUE: The failure by the Company to appropriately address a material Year 2000 issue within its Internal Systems, or the failure by any third party to address an External System could have a material adverse impact on the Company's financial condition, liquidity or results of operations. To date, however, the Company has not identified any material Internal or External System that presents a significant risk of not being year 2000 ready for which a suitable alternative does not exist. With continued evaluation, however, the Company may identify an Internal or External System that presents a risk for a Year 2000 disruption in operations. The homebuilding construction process by nature is a labor intensive and could operate for a limited time in a manual environment. At this time, the Company believes the most likely worst case scenario for the Company would result if there were a significant disruption in services provided by banking institutions, utility service providers, or certain government agencies which could inhibit the ability of the Company to deliver finished homes to its customers.

CONTINGENCY PLANS: The Company is in the process of identifying contingency plans that would allow for the construction and delivery of homes to customers should any of the Company's Internal or External Systems fail. These contingency plans will consist of construction and raw material scheduling arrangements and potential alternative financing options for homebuyers.

         All statements relating to the Year 2000 issue made in Forms 10-K, 10-Q or Registration Statements filed by the Company with the Securities and Exchange Commission after January 1, 1996 are hereby incorporated by reference and designated as Year 2000 Readiness Disclosures.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This quarterly report on form 10Q contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for future quarters, overall and market specific volume trends, pricing trends and forces in the industry, cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 1999, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most significant factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following:

-        Economic changes nationally or in one of the Company's local markets
-        Volatility of mortgage interest rates
-        Increased competition in some of the Company's local markets
- Shortages of skilled labor or raw materials used in the production of houses in one of the Company's local markets
- Increased prices for labor, land and raw materials used in the production of houses
-        Increased land development cost on projects under development
-        Any delays in reacting to changing consumer preference in home design
- Delays or difficulties in implementing the Company's initiatives to reduce its production and overhead cost structure
- Delays in land development or home construction resulting from adverse weather condition in one of the Company's local markets.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

                    27     Financial Data Schedule

          (b) Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K and Amendment Number 1 on Form 8-K/A on November 10, 1998 and December 18, 1998, respectively. These reports were filed to announce the definitive agreement on November 2, 1998 and subsequent closing on December 4, 1998 of the acquisition of the residential homebuilding operations of Trafalgar House Property, Inc.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Beazer Homes USA, Inc.

Date:  February 15, 1999                   By: /s/ David S. Weiss
     ------------------------------           ---------------------------------
                                           Name: David S. Weiss
                                                 Executive Vice President and
                                                 Chief Financial Officer