Form 10-Q
period 1999-03-31
BEAZER HOMES USA INC
filed 1999-05-17
CIK 915840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999
                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number     001-12822
                                               -----------------

                             BEAZER HOMES USA, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                58-2086934
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

                   YES        X                   NO
                       ---------------               ----------------

        Class                                      Outstanding at May 15, 1999
        -----                                      ---------------------------
Common Stock, $0.01 par value                              8,566,059 shares
Series A Cumulative Convertible
   Exchangeable Preferred Stock,  $0.01 par value          267,540 shares

                               Page 1 of 21 Pages
                        Exhibit Index Appears on Page 20

                               BEAZER HOMES USA, INC.
                                    FORM 10-Q

                                     INDEX

                                                                                  Page No.
                                                                                  --------
PART I            FINANCIAL INFORMATION

     Item 1            Financial Statements

                  Condensed Consolidated Balance Sheets,
                         March 31, 1999 (unaudited) and September 30, 1998            3

                  Unaudited Condensed Consolidated Statements of Operations,
                    Three and Six Months Ended March 31, 1999 and 1998                4

                  Unaudited Condensed Consolidated Statements of Cash Flows,
                    Six Months Ended March 31, 1999 and 1998                          5

                  Notes to Condensed Consolidated Financial Statements                6

     Item 2            Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                                    11

PART II           OTHER INFORMATION

     Item 4            Submission of Matters to a Vote of Security Holders            20
     Item 6            Exhibits and Reports on Form 8-K                               20

SIGNATURES                                                                            21


PART I. FINANCIAL INFORMATION

                             BEAZER HOMES USE, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             MARCH 31,             SEPTEMBER 30,
                                                                               1999                    1998
                                                                               ----                    ----
                                                                            (UNAUDITED)
        ASSETS
        Cash and cash equivalents                                       $           1,558       $          67,608
        Accounts receivable                                                        18,429                  16,949
        Inventory                                                                 553,015                 405,095
        Property, plant and equipment, net                                         12,893                  12,332
        Goodwill, net                                                               8,451                   8,853
        Other assets                                                               14,073                  14,754
                                                                          ----------------        ----------------
            Total assets                                                $         608,419       $         525,591
                                                                          ----------------        ----------------
                                                                          ----------------        ----------------


        LIABILITIES AND STOCKHOLDERS' EQUITY
        Trade accounts payable                                          $          46,231       $          61,942
        Other payables and accrued liabilities                                     62,901                  49,425
        Revolving credit facility                                                  75,000                     ---
        Senior notes                                                              215,000                 215,000
                                                                          ----------------        ----------------
            Total liabilities                                                     399,132                 326,367

        Stockholders' equity:
        Preferred stock (par value $.01 per share, 5,000,000 shares authorized, 427,240 and 2,000,000 issued and outstanding;
               $10,681 and $50,000 aggregate liquidation preference)                    4                      20
        Common stock (par value $.01 per share, 30,000,000 shares
            authorized, 11,648,256 and 9,559,200 issued,
            8,356,479 and 6,267,423 outstanding)                                      117                      93
        Paid in capital                                                           193,179                 192,729
        Retained earnings                                                          73,494                  64,003
        Unearned restricted stock                                                  (5,524)                 (5,638)
        Treasury stock (3,291,777 shares)                                         (51,983)                (51,983)
                                                                          ----------------        ----------------
        Total stockholders' equity                                                209,287                 199,224
                                                                          ----------------        ----------------
            Total liabilities and stockholders' equity                  $         608,419       $         525,591
                                                                          ----------------        ----------------
                                                                          ----------------        ----------------

See Notes to Condensed Consolidated Financial Statements

                             BEAZER HOMES USE, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             THREE MONTHS                      SIX MONTHS
                                                                            ENDED MARCH 31,                  ENDED MARCH 31,
                                                                      -----------------------------    -----------------------------
                                                                         1999             1998            1999             1998
                                                                         ----             ----            ----             ----
        Total revenue                                               $     327,345   $      221,323   $     569,455   $      376,949
        Costs and expenses:
          Home construction and land sales                                272,021          185,318         473,186          315,793
          Interest                                                          6,262            4,271          11,297            7,318
          Selling, general and administrative                              35,871           25,599          64,118           44,895
                                                                      ------------    -------------    ------------    -------------
        Operating income                                                   13,191            6,135          20,854            8,943
        Other income                                                          (45)              51             (92)             201
                                                                      ------------    -------------    ------------    -------------
        Income before income taxes                                         13,146            6,186          20,762            9,144
        Provision for income taxes                                          5,061            2,381           7,993            3,520
                                                                      ------------    -------------    ------------    -------------
                                                                      ------------    -------------    ------------    -------------
        Net income                                                  $       8,085   $        3,805   $      12,769   $        5,624
                                                                      ------------    -------------    ------------    -------------
                                                                      ------------    -------------    ------------    -------------

        Dividends and other payments to preferred shareholders      $       2,009   $        1,000   $       3,009   $        2,000

        Net income applicable to common stockholders:
                Basic                                               $       6,076   $        2,805   $       9,760   $        3,624
                Diluted                                             $       6,290   $        3,805   $      10,187   $        5,624

        Weighted average number of shares (in thousands):
                Basic                                                       6,550            5,850           6,219            5,842
                Diluted                                                     7,471            8,732           7,139            6,095

        Net income per common share:
                Basic                                               $        0.93   $         0.48   $        1.57   $         0.62
                Diluted                                             $        0.84   $         0.44   $        1.43   $         0.59



See Notes to Condensed Consolidated Financial Statements

                            BEAZER HOMES USA, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                                     MARCH 31,
                                                                   ------------------------------------------
                                                                              1999               1998
                                                                              ----               ----
        Cash flows from operating activities:
            Net income                                             $          12,769      $          5,624
            Adjustments to reconcile net income to
              net cash used by operating activities:
                Depreciation and amortization                                  2,061                 1,344
            Changes in operating assets and liabilities,
              net of effects of acquisitions
                 Increase in inventory                                       (43,585)              (20,708)
                 Increase in trade accounts payable                          (25,887)              (14,879)
                 Other changes                                                10,136               (11,804)
                                                                    ------------------     ------------------
        Net cash used by operating activities                                (44,506)              (40,423)
                                                                    ------------------     ------------------
        Cash flows from investing activities:
            Acquisitions, net of cash acquired                               (91,800)              (16,766)
            Capital expenditures                                              (1,472)               (2,995)
                                                                    ------------------     ------------------
        Net cash used by investing activities                                (93,272)              (19,761)
                                                                    ------------------     ------------------

        Cash flows from financing activities:
            Proceeds from issuance of senior notes, net                                             96,433
            Changes in revolving credit facility, net                         75,000               (10,000)
            Dividends and other payments
                  to preferred shareholders                                   (3,272)               (2,000)
                                                                    ------------------     ------------------
        Net cash provided by financing activities                             71,728                84,433
                                                                    ------------------     ------------------

        Increase (decrease) in cash and cash equivalents                     (66,050)               24,249
        Cash and cash equivalents at beginning of period                      67,608                 1,267
                                                                    ------------------     ------------------
        Cash and cash equivalents at end of period                 $           1,558      $         25,516
                                                                    ------------------     ------------------
                                                                    ------------------     ------------------

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

(2) INVENTORY

         A summary of inventory is as follows (dollars in thousands):

                                                                  MARCH 31,          September 30,
                                                                    1999                 1998
                                                                    ----                 ----
Homes under construction.................................          $211,201            $194,566
Development projects in progress.........................           289,880             165,218
Unimproved land held for future development..............            15,874              18,605
Model homes..............................................            36,060              26,706
                                                                   --------            --------
                                                                   $553,015            $405,095
                                                                   --------            --------
                                                                   --------            --------

         Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. The Company had 195 completed homes ($28.0 million) and 208 completed homes ($30.7 million) at March 31, 1999 and September 30, 1998, respectively, that were not subject to a sales contract, not including model homes.

         Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

                          BEAZER HOMES USA, INC.

            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                STATEMENTS


(3) INTEREST

         The following table sets forth certain information regarding interest:

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           MARCH 31,                     MARCH 31,
                                                      1999           1998          1999            1998
                                                      ----           ----          ----            ----
During the period:
     Interest incurred                          $       7,080  $       5,300  $     13,019    $     9,916
                                                -------------  -------------  ------------    ------------
                                                -------------  -------------  ------------    ------------
     Previously capitalized interest
       amortized to costs and  expenses         $       6,262  $       4,271  $     11,297    $     7,318
                                                -------------  -------------  ------------    ------------
                                                -------------  -------------  ------------    ------------
  At the end of the period:
       Capitalized interest in ending
         inventory                              $      11,535  $       9,453  $     11,535    $     9,453
                                                -------------  -------------  ------------    ------------
                                                -------------  -------------  ------------    ------------

(4)  PREFERRED STOCK TRANSACTIONS

         During the quarter ended March 31, 1999, the Company paid an aggregate of $1.2 million in cash to holders of 1,572,760 shares of its Series A Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") to induce those holders to convert their preferred shares into 2,063,984 common shares in accordance with the original conversion terms of the Preferred Stock. The payments were made in conjunction with individually negotiated transactions and a general inducement offer during the period.
         On April 19, 1999, subsequent to additional individually negotiated transactions involving 159,700 shares of Preferred Stock (including cash payments aggregating $120,000) during April 1999, the Company called the remaining outstanding 267,540 shares of Preferred Stock for redemption on May 19, 1999 for cash (including accrued and unpaid dividends) of $26.678 per preferred share.

                          BEAZER HOMES USA, INC.

            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                STATEMENTS


(5) EARNINGS PER SHARE

         Basic and diluted earnings per share were calculated as follows:

                                                                        Quarter Ended             Six Months Ended
                                                                          March 31,                  March 31,
                                                                    -----------------------   -------------------------
                                                                        1999        1998            1999        1998
                                                                        ----        ----            ----        ----
Earnings
  Net income                                                           $ 8,085     $ 3,805        $ 12,769     $ 5,624
  Less: Dividends and other payments to preferred
           shareholders                                                  2,009       1,000           3,009       2,000
                                                                    -----------------------   -------------------------
Net income applicable to common shareholders                           $ 6,076     $ 2,805         $ 9,760     $ 3,624
                                                                    -----------------------   -------------------------
                                                                    -----------------------   -------------------------
Basic:
Net income applicable to common shareholders                           $ 6,076     $ 2,805         $ 9,760     $ 3,624
Weighted average number of common shares outstanding                     6,550       5,850           6,219       5,842

Basic earnings per share                                                $ 0.93      $ 0.48         $  1.57      $ 0.62

Diluted:
Net income applicable to common shareholders                           $ 6,076     $ 2,805         $ 9,760     $ 3,624
Add back:  Payments to preferred shareholders on
         shares outstanding during the entire period                       214       1,000             427         n/a
                                                                    -----------------------   -------------------------
Adjusted net income applicable to common shareholders                  $ 6,290     $ 3,805        $ 10,187     $ 3,624
                                                                    -----------------------   -------------------------
                                                                    -----------------------   -------------------------

Weighted average number of common shares outstanding                     6,550       5,850           6,219       5,842
Effect of dilutive securities-
    Assumed conversion of Preferred Stock
         outstanding during the entire period                              561       2,625             561         n/a
    Restricted stock                                                       254         176             254         184
    Options to acquire common stock                                        106          81             105          69
                                                                    -----------------------   -------------------------
Diluted weighted common shares outstanding                               7,471       8,732           7,139       6,095

Diluted earnings per share                                              $ 0.84      $ 0.44         $  1.43      $ 0.59

         The computation of diluted earnings per share for the three and six month periods ended March 31, 1999 excludes both (i) the effect of all payments (including dividends) made to preferred shareholders who converted their shares into common stock during the period and (ii) the associated assumed conversion of such Preferred Stock to common stock for the period prior to their actual conversion, as the effect is antidilutive to the computation for such periods. The computation of diluted earnings per share for the six months ended March 31, 1998 excludes the assumed conversion of 2.0 million shares of Preferred Stock into 2.6 million shares of common stock at the conversion price of $19.05 since the effect of such conversion is antidilutive for that period.

                            BEAZER HOMES USA, INC.

             NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                  STATEMENTS

(6) CREDIT AGREEMENT

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

(7) ACQUISITIONS

         In December 1998, the Company acquired the assets of the homebuilding operations of Trafalgar House Property, Inc. ("THPI") for approximately $90 million in cash. The Company funded this acquisition with borrowings under the Credit Facility.The acquisition has been accounted for as a purchase and, accordingly the purchase price has been tentatively allocated to reflect the fair value of assets and liabilities acquired. Such allocation resulted principally in a reduction in inventory from THPI's historical carrying value and no residual goodwill.

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

                            BEAZER HOMES USA, INC.

             NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                  STATEMENTS

                                                             Six Months Ended
                                                                March 31,
                                                       ----------------------------
                                                          1999               1998
                                                          ----               ----
Total revenues                                         $ 604,396          $ 449,219
Net income                                                13,487              5,523
Net income per share
  Basic                                                $    1.68          $    0.60
  Diluted                                              $    1.53          $    0.58

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

 (8) RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table presents certain operating and financial data for the Company (dollars in thousands):

                                                     THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                         MARCH 31,                                      MARCH 31,
                                          -----------------------------------------      ----------------------------------------
                                                     1999                  1998                      1999                1998
                                          ---------------------------    ----------      ----------------------------------------
                                                             %                                              %
                                            Amount         Change         Amount          Amount         Change         Amount
                                          -----------   -------------    ----------      ----------    ------------    ----------
NUMBER OF NEW ORDERS,
    NET OF CANCELLATIONS: (a)
      Southeast region                           958         1.8 %             941           1,555        14.5 %           1,358
      Southwest region                           866       (18.1)            1,058           1,476        (9.5)            1,631
      Central region                             130       (53.2)              278             208       (44.4)              374
      Mid-Atlantic region                        404         n/a                 -             468         n/a                 -
                                          -----------                    ----------      ----------                    ----------
      Total                                    2,358         3.6             2,277           3,707        10.2             3,363
                                          -----------                    ----------      ----------                    ----------
                                          -----------                    ----------      ----------                    ----------

NUMBER OF CLOSINGS:
      Southeast region                           708        26.2 %             561           1,243        27.4 %             976
      Southwest region                           725         9.4               663           1,320        16.6             1,132
      Central region                             128       (14.1)              149             264       (12.9)              303
      Mid-Atlantic region                        240         n/a                 -             370         n/a                 -
                                          -----------                    ----------      ----------                    ----------
      Total                                    1,801        31.2             1,373           3,197        32.6             2,411
                                          -----------                    ----------      ----------                    ----------
                                          -----------                    ----------      ----------                    ----------

TOTAL REVENUE:
      Southeast region                  $    118,933        30.5 %     $    91,110     $   206,677        31.4 %     $   157,289
      Southwest region                       130,796        26.1           103,727         231,739        38.6           167,170
      Central region                          22,730       (14.2)           26,486          47,648        (9.2)           52,490
      Mid-Atlantic region                     52,785         n/a                 -          78,977         n/a                 -
                                          -----------                    ----------      ----------                    ----------
      Total                             $    325,244        47.0       $   221,323     $   565,041        49.9       $   376,949
                                          -----------                    ----------      ----------                    ----------
                                          -----------                    ----------      ----------                    ----------

AVERAGE SALES PRICE PER HOME CLOSED:
      Southeast region                  $      168.0         3.9 %     $     161.7     $     166.3         3.5 %     $     160.7
      Southwest region                         180.4        16.1             155.4           175.6        19.4             147.1
      Central region                           177.6         0.6             176.6           180.5         4.5             172.7
      Mid-Atlantic region                      219.9         n/a               n/a           212.9         n/a               n/a
      Total                                    180.6        12.7             160.3           176.9        13.5             155.8

(a) New orders for the six months ended March 31, 1999 and 1998 do not include 555 and 96 homes, respectively, in backlog acquired from business acquisitions.

                           BEAZER HOMES USA, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                                                                               MARCH 31,
                                                             -----------------------------------------------
                                                                          1999                     1998
                                                             -------------------------------    ------------
                                                                                  %
                                                               AMOUNT           CHANGE            AMOUNT
                                                             -----------   -----------------    ------------
BACKLOG UNITS AT END OF PERIOD:
        Southeast region                                          1,378          40.2 %                 983
        Southwest region                                            899         (8.1)                   978
        Central region                                              262         (6.1)                   279
        Mid-Atlantic region                                         583           n/a                    -
                                                             -----------                        ------------
        Total                                                     3,122          39.4                 2,240
                                                             -----------                        ------------
                                                             -----------                        ------------

AGGREGATE SALES VALUE OF HOMES IN
     BACKLOG AT END OF PERIOD:                             $    579,332          65.4 %       $     350,364
                                                             -----------                        ------------
                                                             -----------                        ------------

NUMBER OF ACTIVE SUBDIVISIONS AT
     END OF PERIOD:
        Southeast region                                            122           4.3 %                 117
        Southwest region                                             65           0.0                    65
        Central region                                               32           0.0                    32
        Mid-Atlantic region                                          42           n/a                    -
                                                             -----------                        ------------
        Total                                                       261          22.0                   214
                                                             -----------                        ------------
                                                             -----------                        ------------

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

                           BEAZER HOMES USA, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


In October 1998, the Company acquired the assets of Snow Construction, Inc., in Orlando, Florida for approximately $1.8 million. On December 4, 1998 the Company acquired certain assets of the homebuilding operations of Trafalgar House Property, Inc. ("Trafalgar House") for approximately $90 million in cash.

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

NEW ORDERS AND BACKLOG: The increase in new orders for the three and six month period ended March 31, 1999 compared to the same periods in 1998 reflects post-acquisition new orders from Trafalgar House. Excluding 404 and 468 new orders from Trafalgar House for the three and six month periods ended March 31, 1999, respectively, the Company's new orders in its existing operations decreased by 14% and 4%, respectively. The decrease results primarily from comparisons to extremely strong prior year periods where new orders were up
48% and 31% for the three and six month periods ended March 31, 1998, respectively. In addition the Company has raised prices in certain markets where labor and material availability constraints have increased the length of time necessary to build a home.

The number of homes in backlog at March 31, 1999 increased 39% (13% excluding 583 homes in backlog from the acquired Trafalgar House operations). This increase is both the result of historically high opening backlog levels and strong new order volume for the three and six month periods. The increase in the dollar value of backlog at March 31, 1999 is greater than that of the number of homes in backlog as a result of a 19% increase in the average price of homes in backlog.

RESULTS OF OPERATIONS:

The following table provides additional details of revenues and certain expenses and shows certain items

                           BEAZER HOMES USA, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

expressed as a percentage of certain components of revenues (dollars in thousands):

                                                                      Three Months Ended           Six Months Ended
                                                                         March 31,                     March 31,
                                                                 --------------------------    --------------------------
                                                                     1999         1998             1999         1998
                                                                     ----         ----             ----         ----
DETAILS OF REVENUES AND CERTAIN EXPENSES:
-----------------------------------------
REVENUES:
Home sales                                                          $ 325,244    $ 211,501         $565,041     $367,102
Land and lot sales                                                        363        8,538            1,002        8,563
Mortgage operations                                                     3,314        2,491            5,850        2,715
Intercompany elimination - mortgage                                    (1,576)      (1,207)          (2,438)      (1,431)
                                                                 --------------------------    --------------------------
Total revenue                                                       $ 327,345     $221,323        $ 569,455    $ 376,949
                                                                 --------------------------    --------------------------
                                                                 --------------------------    --------------------------
COST OF HOME CONSTRUCTION AND LAND SALES
Home sales                                                          $ 273,260     $178,332        $ 474,835    $ 309,004
Land and lot sales                                                        337        8,193              791        8,220
Intercompany elimination - mortgage                                    (1,576)      (1,207)          (2,438)      (1,431)
                                                                 --------------------------    --------------------------
Total cost of home construction and land sales                       $272,021    $ 185,318         $473,188     $315,793
                                                                 --------------------------    --------------------------
                                                                 --------------------------    --------------------------
SELLING, GENERAL AND ADMINISTRATIVE:
Homebuilding operations                                              $ 33,778     $ 24,071         $ 60,290     $ 43,367
Mortgage origination operations                                         2,093        1,528            3,827        1,528
                                                                 --------------------------    --------------------------
Total selling, general and administrative                            $ 35,871     $ 25,599         $ 64,117     $ 44,895
                                                                 --------------------------    --------------------------
                                                                 --------------------------    --------------------------
CERTAIN ITEMS AS A PERCENTAGE OF REVENUES:
------------------------------------------
AS A PERCENTAGE OF TOTAL REVENUE:
Costs of home construction and land sales                               83.1%        83.7%            83.1%        83.8%
Amortization of previously capitalized interest                          1.9%         1.9%             2.0%         1.9%
Selling, general and administrative
    Homebuilding operations                                             10.3%        10.9%            10.6%        11.5%
    Mortgage operations                                                  0.6%         0.7%             0.7%         0.4%

AS A PERCENTAGE OF HOME SALE REVENUE:
Costs of home construction                                              84.0%        84.3%            84.0%        84.2%

                           BEAZER HOMES USA, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


REVENUES: The increase in revenues for the three and six months ended March 31, 1999 compared to the same periods in 1998 is the result of increased home closings in the Company's southeast and southwest regions and 240 and 370 closings for the three and six month periods, respectively, from the Trafalgar House operations acquired in December 1998. Higher backlog levels entering the current quarter and fiscal year were the primary reason for the increase. The company's central region experienced decreases in both revenues and closings for the comparable periods, due to construction delays that resulted from limited availability of subcontractors during the period. The average price of homes closed increased in all of the Company's regions.

COST OF HOME CONSTRUCTION: The decrease in the cost of home construction as a percentage of home sales for both the three and six month period was a result of a continued strong economic environment as well as the benefits of profitability initiatives implemented over the past two years - principally design centers and mortgage origination operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: The decrease in homebuilding selling, general and administrative expense as a percentage of total revenues for the quarter ended March 31, 1999 compared to the same period in the prior year is a result of higher revenues recognized on the fixed portion of such expense.

MORTGAGE ORIGINATION OPERATIONS: Beazer mortgage had pretax income of $1.2 million and $2.0 million for the quarter and six months ended March 31, 1999 compared to $963,000 and $1.2 million for the same periods in the prior year. The increase is attributable to the completion of the rollout of the Company's mortgage operations during fiscal 1998. Beazer Mortgage is now operating in substantially all of the Company's markets, other than its newly acquired Trafalgar House operations. The Company anticipates opening Beazer Mortgage branches in the acquired operations during fiscal 1999.

INCOME TAXES: The Company's effective income tax rate was 38.5% for both the three month periods ended March 31, 1999 and 1998.

                           BEAZER HOMES USA, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY:

At March 31, 1999 the Company had $75 million of outstanding borrowings under its $200 million unsecured revolving credit facility. The Company fulfills its short-term cash requirements with cash generated from its operations and unused funds available from its unsecured revolving credit facility. Available borrowings under this credit agreement are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable. At March 31, 1999 the Company had available additional borrowings of $109.6 million under the credit agreement.

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

The Company has utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land. At March 31, 1999 the Company had 11,103 lots under option. At March 31, 1999, the Company had commitments with respect to option contracts with specific performance obligations of approximately $ 60 million. The Company expects to exercise all of its option contracts with specific performance obligations and, subject to market conditions, substantially all of its options contracts without specific performance obligations.

During the quarter ended March 31, 1999, the Company paid an aggregate of $1.2 million in cash to holders of 1,572,760 shares of its Series A Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") to induce those holders to convert their preferred shares into 2,063,984 common shares in accordance with the original conversion terms of the Preferred Stock. The payments were made in conjunction with individually negotiated transactions and a general inducement offer during the period.

On April 19, 1999, subsequent to additional individually negotiated transactions involving 159,700 shares of Preferred Stock (including cash payments aggregating $120,000) during April 1999, the Company called the remaining outstanding 267,540 shares of Preferred Stock for redemption on May 19, 1999 for a cash (including accrued and unpaid dividends) of $26.678 per preferred share.

                           BEAZER HOMES USA, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Management believes that the Company's current borrowing capacity at March 31, 1999, and anticipated cash flows from the operations is sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from the Company's sources of liquidity will be sufficient to meet the Company's future capital needs. The amount and types of indebtedness that the Company may incur may be limited by the terms of the Indenture governing its Senior Notes and its Credit Agreement. The Company continually evaluates expansion opportunities through acquisition of established regional homebuilders and such opportunities may require the Company to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

OUTLOOK:

Beazer's record dollar backlog and the acquisition of Trafalgar House provides the Company confidence that absent significant adverse economic changes, fiscal 1999 new orders and closings will exceed those reported in fiscal 1998 and earnings will approximate $4.00 per diluted share.

YEAR 2000 COMPLIANCE AND READINESS DISCLOSURES:

GENERAL: The Company recognizes the importance of the year 2000 issue and is taking a proactive approach intended to facilitate an appropriate transition into the year 2000. This proactive approach includes the following phases:

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

STATE OF READINESS: The Company is in the process of implementing a series of profitability initiatives including a streamlining of all Internal Systems. These efforts include updating the hardware and software being used by a majority of the Company's employees. All such purchases contemplated future Year 2000 issues and are considered compliant. As such, the Company's Year 2000 initiative has not required substantial investments as of March 31, 1999 and the Company does not believe it will require a substantial future investment.
         The Company has allocated resources to the phased approach outlined above and has completed an inventory of Internal Systems and substantially completed an inventory of External Systems to determine those that do not properly recognize dates after December 31, 1999.
         The Company's principal Internal Systems include its general systems architecture (local and wide area networks), common financial system, executive information system, payroll services system and cash

                           BEAZER HOMES USA, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


management system. The Company is currently operating on the latest version of each of the listed systems (excluding architecture) and has received representations from the vendors indicating that they are year 2000 compliant. The Company is in the process of evaluating the compliance of its general systems architecture. Despite the certifications from the software vendors the Company will test compliance on its principal Internal Systems during fiscal 1999.
         The Company's principal External Systems include those of its subcontractors, significant raw material vendors, and general service providers such as telecommunications and power. The Company has substantially completed its evaluation of its significant subcontractors and raw material providers via inquiry. The Company has not performed its own tests on these systems, and no assurance can be given as to the compliance of these systems. Based on the information currently available, the company is not aware of any material non-compliance by its general service providers; however, the Company does not control these systems and cannot assure their compliance.

COSTS: As of March 31, 1999, less than $150,000 of outside consulting costs have been incurred related to the Company's Year 2000 initiatives. The Company will incur capital expenditures and internal staff costs as well as additional outside consulting expenditures related to this process. Based on currently available information, the Company does not expect the costs of these initiatives to exceed $500,000.

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

PART II.  OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  On February 4, 1999, the Company held its annual meeting of shareholders. At the annual meeting, the shareholders (i) elected seven members to the Board of Directors to serve until the next annual meeting and (ii) approved the 1999 Value Created Incentive Plan. The results of the voting was as follows (based on 6,267,423 outstanding shares entitled to vote):

         Election of Directors:
         ----------------------

          Name                                    For              Against             Withheld            Non-votes
          ----                                    ---              -------             --------            ---------
          Brian C. Beazer                      5,121,684              0                 26,300                 0
          Thomas B. Howard, Jr.                5,121,483              0                 26,501                 0
          Ian J. McCarthy                      5,121,684              0                 26,300                 0
          George W. Mefferd                    5,121,608              0                 26,376                 0
          D. E. Mundell                        5,121,684              0                 26,300                 0
          Larry T. Solari                      5,121,684              0                 26,300                 0
          David S. Weiss                       5,121,684              0                 26,300                 0

         Approval of 1999 Value Created Incentive Plan:
         ----------------------------------------------

         For: 3,467,736  Against: 42,228  Abstain: 16,150  Non-votes: 1,621,870

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                     27      Financial Data Schedule

         (b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K/A (Amendment Number
         2) on February 17, 1999. This report was filed to amend Item 7 (Financial Statements of Business Acquired) of the Form 8-K filed on November 10, 1998 reporting the Company's acquisition of the residential homebuilding operations of Trafalgar House Property, Inc.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Beazer Homes USA, Inc.

Date:  May 15, 1999                        By:   /s/ David S. Weiss
       -------------------------                 -----------------------------
                                           Name: David S. Weiss
                                                 Executive Vice President and
                                                 Chief Financial Officer