Form 10-Q
period 1999-06-30
BEAZER HOMES USA INC
filed 1999-08-11
CIK 915840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999
                                       or

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

                    YES        X         NO
                        ---------------      ----------------

            Class                                 Outstanding at August 11, 1999
            -----                                 ------------------------------

Common Stock, $0.01 par value                             8,924,465 shares


                               Page 1 of 21 Pages
                        Exhibit Index Appears on Page 20

                             BEAZER HOMES USA, INC.
                                    FORM 10-Q

                                      INDEX

                                                                            Page No.
PART I            FINANCIAL INFORMATION

     Item 1       Financial Statements

             Condensed Consolidated Balance Sheets,
               June 30, 1999 (unaudited) and September 30, 1998                 3

             Unaudited Condensed Consolidated Statements of Operations,
               Three and Nine Months Ended June 30, 1999 and 1998               4

             Unaudited Condensed Consolidated Statements of Cash Flows,
               Nine Months Ended June 30, 1999 and 1998                         5

             Notes to Condensed Consolidated Financial Statements               6

     Item 2       Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                                   11

PART II           OTHER INFORMATION

     Item 6       Exhibits and Reports on Form 8-K                              20

SIGNATURES                                                                      21

Part I. Financial Information

                             BEAZER HOMES USA, INC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)


                                                                                        June 30,              September 30,
                                                                                          1999                    1998
                                                                                          ----                    ----
                                                                                       (unaudited)

        ASSETS
        Cash and cash equivalents                                                  $              --       $          67,608
        Accounts receivable                                                                   21,688                  16,949
        Inventory                                                                            563,059                 405,095
        Property, plant and equipment, net                                                    12,657                  12,332
        Goodwill, net                                                                          8,251                   8,853
        Other assets                                                                          16,939                  14,754
                                                                                     ----------------        ----------------
            Total assets                                                           $         622,594       $         525,591
                                                                                     ----------------        ----------------
                                                                                     ----------------        ----------------

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Trade accounts payable                                                     $          53,814       $          61,942
        Other payables and accrued liabilities                                                72,014                  49,425
        Revolving credit facility                                                             62,000                      --
        Senior notes                                                                         215,000                 215,000
                                                                                     ----------------        ----------------
            Total liabilities                                                                402,828                 326,367

        Stockholders' equity:
        Preferred stock (par value $.01 per share, 5,000,000 shares authorized, 2,000,000 issued and outstanding with a
             $50,000 aggregate liquidation preference at September 30, 1998)                     --                      20
        Common stock (par value $.01 per share, 30,000,000 shares
            authorized, 12,216,242 and 9,559,200 issued,
            8,924,465 and 6,267,423 outstanding)                                                 122                      93
        Paid in capital                                                                      193,340                 192,729
        Retained earnings                                                                     83,574                  64,003
        Unearned restricted stock                                                             (5,287)                 (5,638)
        Treasury stock (3,291,777 shares)                                                    (51,983)                (51,983)
                                                                                     ----------------        ----------------
        Total stockholders' equity                                                           219,766                 199,224
                                                                                     ----------------        ----------------
            Total liabilities and stockholders' equity                             $         622,594       $         525,591
                                                                                     ----------------        ----------------
                                                                                     ----------------        ----------------

See Notes to Condensed Consolidated Financial Statements

                             BEAZER HOMES USA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)


                                                                              Three Months                     Nine Months
                                                                             Ended June 30,                   Ended June 30,
                                                                      -----------------------------    -----------------------------
                                                                         1999             1998            1999             1998
                                                                         ----             ----            ----             ----

        Total revenue                                               $     370,431   $      234,811   $     939,885   $      611,760
        Costs and expenses:
          Home construction and land sales                                306,424          194,380         779,632          510,173
          Interest                                                          6,472            4,914          17,769           12,232
          Selling, general and administrative                              40,571           26,703         104,689           71,597
                                                                      ------------    -------------    ------------    -------------
        Operating income                                                   16,964            8,814          37,796           17,758
        Other income                                                         (294)             252            (364)             453
                                                                      ------------    -------------    ------------    -------------
        Income before income taxes                                         16,670            9,066          37,432           18,211
        Provision for income taxes                                          6,418            3,445          14,410            6,965
                                                                      ------------    -------------    ------------    -------------
        Net income                                                  $      10,252   $        5,621   $      23,022   $       11,246
                                                                      ------------    -------------    ------------    -------------
                                                                      ------------    -------------    ------------    -------------

        Dividends and other payments to preferred shareholders      $          36   $        1,000   $       3,343   $        3,000

        Net income applicable to common stockholders:
                Basic                                               $      10,216   $        4,621   $      19,679   $        8,246
                Diluted                                             $      10,252   $        5,621   $      23,022   $       11,246

        Weighted average number of shares (in thousands):
                Basic                                                       8,285            5,886           6,908            5,857
                Diluted                                                     8,919            8,772           8,922            8,737

        Net income per common share:
                Basic                                               $        1.23   $         0.79   $        2.85   $         1.41
                Diluted                                             $        1.15   $         0.64   $        2.58   $         1.29




See Notes to Condensed Consolidated Financial Statements

                             BEAZER HOMES USA, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)




                                                                             Nine Months Ended
                                                                                   June 30,
                                                                     --------------------------------------
                                                                              1999               1998
                                                                              ----               ----

        Cash flows from operating activities:
            Net income                                             $          23,022      $         11,246
            Adjustments to reconcile net income to
              net cash used by operating activities:
                Depreciation and amortization                                  3,449                 2,118
            Changes in operating assets and liabilities,
              net of effects of acquisitions
                 Increase in inventory                                       (53,629)              (56,584)
                 (Decrease)/Increase in trade accounts payable               (18,304)                2,549
                 Other changes                                                13,290                (7,855)
                                                                     ----------------       ---------------
        Net cash used by operating activities                                (32,172)              (48,526)
                                                                     ----------------       ---------------

        Cash flows from investing activities:
            Acquisitions, net of cash acquired                               (91,800)              (16,766)
            Capital expenditures                                              (2,187)               (4,408)
                                                                     ----------------       ---------------
        Net cash used by investing activities                                (93,987)              (21,174)
                                                                     ----------------       ---------------

        Cash flows from financing activities:
            Proceeds from issuance of senior notes, net                                             96,933
            Changes in revolving credit facility, net                         62,000               (25,500)
            Dividends and other payments
                  to preferred shareholders                                   (3,449)               (3,000)
                                                                     ----------------       ---------------
        Net cash provided by financing activities                             58,551                68,433
                                                                     ----------------       ---------------

        Increase (decrease) in cash and cash equivalents                     (67,608)               (1,267)
        Cash and cash equivalents at beginning of period                      67,608                 1,267
                                                                     ----------------       ---------------
        Cash and cash equivalents at end of period                 $               0      $              0
                                                                     ----------------       ---------------
                                                                     ----------------       ---------------


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

(2) Inventory

         A summary of inventory is as follows (dollars in thousands):


                                                        June 30,       September 30,
                                                          1999             1998
                                                          ----             ----

Homes under construction .........................       $231,766       $194,566
Development projects in progress .................        285,889        165,218
Unimproved land held for future development ......          8,749         18,605
Model homes ......................................         36,655         26,706
                                                         --------       --------
                                                         $563,059       $405,095
                                                         --------       --------
                                                         --------       --------


         Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. The Company had 125 completed homes ($19.0 million) and 208 completed homes ($30.7 million) at June 30, 1999 and September 30, 1998, respectively, that were not subject to a sales contract, not including model homes.

         Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

                             BEAZER HOMES USA, INC.

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

(3) Interest

         The following table sets forth certain information regarding interest:

                                                     Three Months Ended             Nine Months Ended
                                                          June 30,                        June 30,
                                                      1999           1998          1999            1998
                                                      ----           ----          ----            ----

During the period:
     Interest incurred                          $       6,962  $       5,525  $     19,981    $    15,440
                                                  -----------    -----------    ----------      ---------
                                                  -----------    -----------    ----------      ---------
     Previously capitalized interest
       amortized to costs and  expenses         $       6,472  $       4,863  $     17,769    $    12,182
                                                  -----------    -----------    ----------      ---------
                                                  -----------    -----------    ----------      ---------
At the end of the period:
     Capitalized interest in ending
       inventory                                $      12,025  $      10,113  $     12,025    $    10,113
                                                  -----------    -----------    ----------      ---------
                                                  -----------    -----------    ----------      ---------


(4)  Preferred Stock Transactions

         During March and April, 1999, the Company paid an aggregate of $1.3 million in cash to holders of 1,732,460 shares of its Series A Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") to induce those holders to convert their preferred shares into 2,273,564 common shares in accordance with the original conversion terms of the Preferred Stock. The payments were made in conjunction with individually negotiated transactions as well as a general inducement offer made during the period. On April 19, 1999 (subsequent to these induced transactions), the Company called the remaining outstanding Preferred Stock for redemption. As a result, 265,376 shares of Preferred Stock were then voluntarily converted by their holders into 348,406 common shares. On May 19, 1999 the Company redeemed the then remaining outstanding 2,164 shares of Preferred Stock for cash (including accrued and unpaid dividends) of $26.678 per preferred share. The Company currently has no shares of Preferred Stock outstanding.

                             BEAZER HOMES USA, INC.

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS


(5) Earnings Per Share

         Basic and diluted earnings per share were calculated as follows:


                                                             Quarter Ended              Nine Months Ended
                                                                June 30,                   June 30,
                                                        ------------------------   ----------------------------
                                                            1999        1998           1999          1998
                                                        ------------  ----------    ------------    -----------

Earnings
  Net income                                                $ 10,252    $ 5,621          $23,022       $11,246
  Less: Dividends and other payments to preferred
           shareholders                                           36      1,000            3,343         3,000
                                                        ------------------------   ----------------------------
Net income applicable to common shareholders                $ 10,216    $ 4,621          $19,679       $ 8,246
                                                        ------------------------   ----------------------------
                                                        ------------------------   ----------------------------

Basic:
Net income applicable to common shareholders                $ 10,216    $ 4,621          $19,679       $ 8,246
Weighted average number of common shares outstanding           8,285      5,886            6,908         5,857

Basic earnings per share                                      $ 1.23     $ 0.79          $  2.85       $  1.41

Diluted:
Net income applicable to common shareholders                $ 10,216    $ 4,621          $19,679       $ 8,246
Add back:  Payments to preferred shareholders                    36       1,000            3,343         3,000
                                                        ------------------------   ----------------------------
Adjusted net income applicable to common shareholders       $ 10,252    $ 5,621          $23,022       $11,246
                                                        ------------------------   ----------------------------

Weighted average number of common shares outstanding           8,285      5,886            6,908         5,857
Effect of dilutive securities-
    Assumed conversion of Preferred Stock                        274      2,625            1,647         2,625
    Restricted stock                                             273        143              268           173
    Options to acquire common stock                               87        118               99            82
                                                        ------------------------   ----------------------------
Diluted weighted common shares outstanding                     8,919      8,772            8,922         8,737

Diluted earnings per share                                    $ 1.15     $ 0.64          $  2.58       $  1.29


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


                                                             Nine Months Ended
                                                                  June 30,
                                                         ---------------------------
                                                          1999               1998
                                                          ----               ----

Total revenues                                         $ 974,827          $ 741,567
Net income                                                23,739             13,517
Net income per share
  Basic                                                $    2.95          $    1.80
  Diluted                                              $    2.66          $    1.55

         In October 1998 , the Company acquired the assets of Snow Construction, Inc. in Orlando, Florida for approximately $1.8 million.

                             BEAZER HOMES USA, INC.

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

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

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 (as now amended) is effective for years beginning after June 15, 2000. The Company has not yet completed an analysis of the effect of this standard on its financial statements.

                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




OVERVIEW:

Beazer Homes USA, Inc. (the "Company" and "Beazer") designs, builds and sells single family homes in the Southeast, Southwest, Central and (following its December 4, 1998 acquisition of Trafalgar House, see below) Mid-Atlantic regions of the United States. The Company's Southeast Region includes Georgia, North Carolina, South Carolina, Tennessee and Florida; its Southwest Region includes Arizona, California and Nevada; its Central Region includes Texas; and its Mid-Atlantic region includes Maryland, New Jersey and Virginia. The Company intends, subject to market conditions, to expand in its current markets and to consider entering new markets through expansion from existing markets ("satellite expansion") or through acquisitions of established regional homebuilders.

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

                             BEAZER HOMES USA, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS:

                                                       Three Months Ended                             Nine Months Ended
                                                            June 30,                                      June 30,
                                            -----------------------------------------      ----------------------------------------
                                                       1999                  1998                      1999                1998
                                            ---------------------------    ----------      ----------------------------------------
                                                               %                                              %
                                              Amount         Change         Amount          Amount         Change         Amount
                                            -----------   -------------    ----------      ----------    ------------    ----------

Number of new orders,
    net of cancellations: (a)
      Southeast region                             880        14.7 %             767           2,435        14.5 %           2,126
      Southwest region                             778       (19.9)              971           2,254       (13.4)            2,602
      Central region                               147       (40.0)              245             355       (42.6)              619
      Mid-Atlantic region                          329         n/a                 -             797         n/a                 -
                                            -----------                    ----------      ----------                    ----------
      Total                                      2,134         7.6             1,983           5,841         9.2             5,347
                                            -----------                    ----------      ----------                    ----------
                                            -----------                    ----------      ----------                    ----------

Number of closings:
      Southeast region                             796        30.9 %             608           2,039        28.7 %           1,584
      Southwest region                             734        (2.1)              750           2,054         9.1             1,882
      Central region                               163        17.3               139             427        (3.4)              442
      Mid-Atlantic region                          268         n/a                 -             638         n/a                 -
                                            -----------                    ----------      ----------                    ----------
      Total                                      1,961        31.0             1,497           5,158        32.0             3,908
                                            -----------                    ----------      ----------                    ----------
                                            -----------                    ----------      ----------                    ----------

Total homebuilding revenue:
      Southeast region                    $    133,118        36.8 %     $    97,285     $   339,795        34.2 %     $   253,292
      Southwest region                         143,083        28.9           111,044         374,821        38.2           271,135
      Central region                            28,482        22.1            23,325          76,130         2.4            74,329
      Mid-Atlantic region                       60,798         n/a                 -         139,775         n/a                 -
                                            -----------                    ----------      ----------                    ----------
      Total                               $    365,481        57.8       $   231,654     $   930,521        55.4       $   598,756
                                            -----------                    ----------      ----------                    ----------
                                            -----------                    ----------      ----------                    ----------

Average sales price per home closed:
      Southeast region                    $      167.2         4.5 %     $     160.0     $     166.6         4.2 %     $     159.9
      Southwest region                           194.9        31.7             148.1           182.5        26.7             144.1
      Central region                             174.7         4.1             167.8           178.3         6.0             168.2
      Mid-Atlantic region                        226.9         n/a               n/a           219.1         n/a               n/a
      Total                                      186.4        18.8             156.9           180.4        15.3             156.5


(a) New orders for the nine months ended June 30, 1999 and 1998 do not include 555 and 96 homes, respectively, in backlog from businesses acquired.

                             BEAZER HOMES USA, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




                                                                                June 30,
                                                             -----------------------------------------------
                                                                          1999                     1998
                                                             -------------------------------    ------------
                                                                                  %
                                                               Amount           Change            Amount
                                                             -----------   -----------------    ------------

Backlog units at end of period:
        Southeast region                                          1,462           28.0 %              1,142
        Southwest region                                            943          (21.4)               1,199
        Central region                                              246          (36.1)                 385
        Mid-Atlantic region                                         644            n/a                    -
                                                             -----------                        ------------
        Total                                                     3,295           20.9                2,726
                                                             -----------                        ------------
                                                             -----------                        ------------

Aggregate sales value of homes in
     backlog at end of period:                             $    612,552           39.5 %      $     438,996
                                                             -----------                        ------------
                                                             -----------                        ------------

Number of active subdivisions at
     end of period:
        Southeast region                                            112           (5.9)%                119
        Southwest region                                             68            9.7                   62
        Central region                                               28          (15.2)                  33
        Mid-Atlantic region                                          42            n/a                    -
                                                             -----------                        ------------
        Total                                                       250           16.8                  214
                                                             -----------                        ------------
                                                             -----------                        ------------


New Orders and Backlog: The increase in new orders for the three and nine month period ended June 30, 1999 compared to the same periods in 1998 reflects post-acquisition new orders from Trafalgar House. Excluding 329 and 797 new orders from Trafalgar House for the three and nine month periods ended June 30, 1999, respectively, the Company's new orders in its existing operations decreased by 9% and 6%, respectively. The decrease results primarily from comparisons to extremely strong prior year periods where new orders were up 24% and 29% for the three and nine month periods ended June 30, 1998, respectively. In addition the Company has raised prices in certain markets where labor and material availability constraints have increased the length of time necessary to build a home.

The number of homes in backlog at June 30, 1999 increased 21% compared to June 30, 1998 both as a result of the Trafalgar House acquisition and strong backlog levels entering both the quarter and year to date periods . Excluding 644 homes in backlog from Trafalgar House, the number of homes in backlog in the Company's existing operations at June 30, 1999 decreased 3% compared to the number of homes in backlog at June 30, 1998. The increase in the dollar value of backlog at June 30, 1999 is greater than that of the number of homes in backlog as a result of a 15% increase in the average price of homes in backlog.

                             BEAZER HOMES USA, INC.
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (dollars in thousands):



                                                                    Three Months Ended             Nine Months Ended
                                                                          June 30,                      June 30,
                                                                 --------------------------    --------------------------
                                                                     1999         1998             1999         1998

Details of revenues and certain expenses:
-----------------------------------------
Revenues:
Home sales                                                           $365,481     $231,654         $930,521    $ 598,756
Land and lot sales                                                      3,553        1,961            4,555       10,524
Mortgage operations                                                     3,467        2,168            9,317        4,883
Intercompany elimination - mortgage                                    (2,070)        (972)          (4,508)      (2,403)
                                                                 --------------------------    --------------------------
Total revenue                                                        $370,431     $234,811        $ 939,885    $ 611,760
                                                                 --------------------------    --------------------------
                                                                 --------------------------    --------------------------

Cost of home construction and land sales
Home sales                                                           $305,521     $193,427        $ 780,362     $502,431
Land and lot sales                                                      2,973        1,925            3,778       10,145
Intercompany elimination - mortgage                                    (2,070)        (972)          (4,508)      (2,403)
                                                                 --------------------------    --------------------------
Total cost of home construction and land sales                       $306,424     $194,380        $ 779,632    $ 510,173
                                                                 --------------------------    --------------------------
                                                                 --------------------------    --------------------------

Selling, general and administrative:
Homebuilding operations                                              $ 38,437     $ 25,562         $ 98,728     $ 68,928
Mortgage origination operations                                         2,134        1,141            5,961        2,669
                                                                 --------------------------    --------------------------
Total selling, general and administrative                            $ 40,571     $ 26,703         $104,689     $ 71,597
                                                                 --------------------------    --------------------------
                                                                 --------------------------    --------------------------

Certain items as a percentage of revenues:
------------------------------------------
As a percentage of total revenue:
Costs of home construction and land sales                               82.7%        82.8%            82.9%        83.4%
Amortization of previously capitalized interest                          1.7%         2.1%             1.9%         2.0%
Selling, general and administrative
    Homebuilding operations                                             10.4%        10.9%            10.5%        11.3%
    Mortgage operations                                                  0.6%         0.5%             0.6%         0.4%

As a percentage of home sale revenue:
Costs of home construction                                              83.6%        83.5%            83.9%        83.9%

                             BEAZER HOMES USA, INC.
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Revenues: The increase in revenues for the three and nine months ended June 30, 1999 compared to the same periods in 1998 is the result of increased home closings in the Company's southeast and central regions and an additional 268 and 638 closings for the three and nine month periods, respectively, from the Trafalgar House operations acquired in December 1998. Higher backlog levels entering the current quarter and fiscal year were the primary reason for the increase. The average price of homes closed also increased in all of the Company's regions.

Cost of Home Construction: The cost of home construction as a percentage of home sales for both the three and nine month period in 1999 was consistent with the same periods in 1998 as a result of a continued strong economic environment and the continued benefits of profitability initiatives implemented over the past two years - principally design centers. These positive variances were offset by price increases in labor and certain building materials in each of the Company's markets.

Selling, General and Administrative Expense: The decrease in homebuilding selling, general and administrative expense as a percentage of total revenues for the quarter ended June 30, 1999 compared to the same period in the prior year is a result of higher revenues recognized on the fixed portion of such expense.

Mortgage Origination Operations: Beazer mortgage had pretax income of $1.3 million and $3.4 million for the quarter and nine months ended June 30, 1999 compared to $1.0 million and $2.2 million for the same periods in the prior year. The increase is attributable to the completion of the rollout of the Company's mortgage operations during fiscal 1998. Beazer Mortgage is now operating in substantially all of the Company's markets, other than its newly acquired Trafalgar House operations. The Company anticipates opening Beazer Mortgage branches in these acquired operations during fiscal 1999.

Income Taxes: The Company's effective income tax rate was 38.5% for both the three month periods ended June 30, 1999 and 1998.

                             BEAZER HOMES USA, INC.
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY:

At June 30, 1999 the Company had $62 million of outstanding borrowings under its $200 million unsecured revolving credit facility. The Company fulfills its short-term cash requirements with cash generated from its operations and unused funds available from its unsecured revolving credit facility. Available borrowings under this credit agreement are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable. At June 30, 1999 the Company had available additional borrowings of $137.2 million under the credit agreement.

At June 30, 1999 the Company had $215 million of outstanding senior debt. This debt is comprised of $100 million of 8 7/8% Senior Notes, due in April 2008 and $115 million of Senior Notes due in March 2004 (collectively, the "Senior Notes"). All significant subsidiaries of Beazer Homes USA, Inc. are guarantors of the Senior Notes and are jointly and severally liable for the Company's obligations under the Senior Notes. Separate financial statements and other disclosures concerning each of the significant subsidiaries are not included, as the aggregate assets, liabilities, earnings and equity of the subsidiaries equal such amounts for the Company on a consolidated basis and separate subsidiary financial statements are not considered material to investors. The total assets, revenues and operating profit of the non-guarantor subsidiaries are in the aggregate immaterial to the Company on a consolidated basis. Neither the Credit Facility nor the Senior Notes restrict distributions to Beazer Homes USA, Inc. by its subsidiaries.

The Company has utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land. At June 30, 1999 the Company had 10,647 lots under option. At June 30, 1999, the Company had commitments with respect to option contracts with specific performance obligations of approximately $55 million. The Company expects to exercise all of its option contracts with specific performance obligations and, subject to market conditions, substantially all of its options contracts without specific performance obligations.

During March and April, 1999, the Company paid an aggregate of $1.3 million in cash to holders of 1,732,460 shares of its Series A Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") to induce those holders to convert their preferred shares into 2,273,564 common shares in accordance with the original conversion terms of the Preferred Stock. The payments were made in conjunction with individually negotiated transactions as well as a general inducement offer made during the period. On April 19, 1999 (subsequent to these induced transactions), the Company called the remaining outstanding Preferred Stock for redemption. As a result, 265,376 shares of Preferred Stock were then voluntarily converted by their holders into 348,406 common shares. On May 19, 1999 the Company redeemed the then remaining outstanding 2,164 shares of Preferred Stock for cash (including accrued and unpaid dividends) of $26.678 per preferred share. The Company currently has no shares of Preferred Stock outstanding.

Management believes that the Company's current borrowing capacity at June 30, 1999 together with anticipated cash flows from its operations is sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from the Company's sources of liquidity will be sufficient to meet the Company's future capital needs. The amount and types of indebtedness that the Company

                             BEAZER HOMES USA, INC.
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

may incur may be limited by the terms of the Indenture governing its Senior Notes and its Credit Agreement. The Company continually evaluates expansion opportunities through acquisition of established regional homebuilders and such opportunities may require the Company to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

OUTLOOK:

Beazer's record dollar backlog and the acquisition of Trafalgar House provides the Company confidence that absent significant adverse economic changes, fiscal 1999 new orders and closings will exceed those reported in fiscal 1998 and earnings will exceed $4.00 per diluted share.

Year 2000 Compliance and Readiness Disclosures:

General: The Company recognizes the importance of the year 2000 issue and is taking a proactive approach intended to facilitate an appropriate transition into the year 2000. This proactive approach includes the following phases:

o    Allocation of Company resources to manage the approach,
o Evaluation of the Company's information technology ("IT") systems and non-IT systems that include imbedded microprocessors (together the Company's "Internal Systems'),
o Evaluation of IT and non-IT systems for principal vendors ( principally subcontractors) and other service providers (together the Company's "External Systems"),
o Evaluation of risk associated with Internal and External Systems compliance efforts,
o    Test all material Internal and External Systems as practicable,
o Creation of contingency plans for non-compliance of either Internal or External Systems, and
o Determination of the expected total cost of a complete state of readiness for the Company

State of Readiness: The Company is in the process of implementing a series of profitability initiatives including a streamlining of all Internal Systems. These efforts include updating the hardware and software being used by a majority of the Company's employees. All such purchases contemplated future Year 2000 issues and are considered compliant. As such, the Company's Year 2000 initiative has not required substantial investments as of June 30, 1999 and the Company does not believe it will require a substantial future investment.
         The Company has allocated resources to the phased approach outlined above and has completed an inventory of Internal Systems and substantially completed an inventory of External Systems to determine those that do not properly recognize dates after December 31, 1999.
         The Company's principal Internal Systems include its general systems architecture (local and wide area networks), common financial system, executive information system, payroll services system and cash management system. The Company is currently operating on the latest version of each of the listed systems (excluding architecture) and has received representations from the vendors indicating that they are year 2000 compliant. The Company is in the process of evaluating the compliance of its general systems architecture. Despite the certifications from the software vendors the Company will test compliance on its principal Internal Systems during fiscal 1999.

                             BEAZER HOMES USA, INC.
                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

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

Costs: As of June 30, 1999, less than $150,000 of outside consulting costs have been incurred related to the Company's Year 2000 initiatives. The Company will incur capital expenditures and internal staff costs as well as additional outside consulting expenditures related to this process. Based on currently available information, the Company does not expect the costs of these initiatives to exceed $500,000.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This quarterly report on form 10Q contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for future quarters including projected earnings per share for fiscal 1999, overall and market specific volume trends, pricing trends and forces in the industry, cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 1999, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most significant factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following:

o         Economic changes nationally or in one of the Company's local markets
o         Volatility of mortgage interest rates
o         Increased competition in some of the Company's local markets
o Shortages of skilled labor or raw materials used in the production of houses in one of the Company's local markets
o Increased prices for labor, land and raw materials used in the production of houses
o         Increased land development cost on projects under development
o         Any delays in reacting to changing consumer preference in home design
o Delays or difficulties in implementing the Company's initiatives to reduce its production and overhead cost structure
o Delays in land development or home construction resulting from adverse weather condition in one of the Company's local markets.

PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)      Exhibits:

                            27      Financial Data Schedule

            (b)      Reports on Form 8-K:

             The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Beazer Homes USA, Inc.

Date:   August 11, 1999                    By:     /s/ David S. Weiss
        ------------------------------             -----------------------------
                                           Name:   David S. Weiss
                                                   Executive Vice President and
                                                   Chief Financial Officer