Form 10-K
period 1999-09-30
BEAZER HOMES USA INC
filed 1999-12-23
CIK 915840

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

               /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

               / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 001-12822
                            ------------------------

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

       (Registrant's telephone number including area code) (404) 250-3420

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF SECURITIES                                           EXCHANGES ON WHICH REGISTERED
-------------------                                           -----------------------------
Common Stock, $.01 par value per share......................     New York Stock Exchange
Preferred Share Purchase Rights.............................     New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (8,324,145 shares) as of December 10, 1999, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $148,273,833. The number of shares outstanding of the registrant's Common Stock as of December 10, 1999 was 8,864,822.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                 PART OF 10-K
                                                              WHERE INCORPORATED
                                                              ------------------
Portions of the registrant's 1999 Annual Report to
  Shareholders for the fiscal year ended September 30,
  1999......................................................       II
Portions of the registrant's Proxy Statement for the Annual
  Meeting of Shareholders to be held on February 3, 2000....     I, III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             BEAZER HOMES USA, INC.
                                   FORM 10-K
                                     INDEX

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
PART I.
  Item 1.   Business....................................................      1
  Item 2.   Properties..................................................     10
  Item 3.   Legal Proceedings...........................................     10
  Item 4.   Submission of Matters to a Vote of Security Holders.........     10
PART II.
  Item 5.   Market for the Company's Common Equity and Related
            Stockholder Matters.........................................     11
  Item 6.   Selected Financial Data.....................................     11
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     11
  Item 8.   Financial Statements and Supplementary Data.................     12
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     12
 PART III.
  Item 10.  Directors and Executive Officers of the Registrant..........     12
  Item 11.  Executive Compensation......................................     12
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................     12
  Item 13.  Certain Relationships and Related Transactions..............     12
PART IV.
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................     12

SIGNATURES

ITEM 1. BUSINESS

    Our principal executive offices are located at 5775 Peachtree Dunwoody Road, Suite B-200, Atlanta, Georgia 30342, telephone (404) 250-3420. We also provide information about our active communities and mortgage financing through our Internet web site located at www.beazer.com.

    Beazer Homes USA, Inc. designs, builds and sells single family homes in the following locations within the United States:

REGION/STATE                                       MARKET(S)/YEAR ENTERED
------------                    ------------------------------------------------------------
SOUTHEAST REGION:
  Florida.....................  Jacksonville (1993), Fort Myers/Naples (1996), Tampa/St.
                                Petersburg (1996), Treasure Coast (1995), Orlando (1997)
  Georgia.....................  Atlanta (1985)
  North Carolina..............  Charlotte (1987), Raleigh (1992), Greensboro (1999)
  South Carolina..............  Charleston (1987), Columbia (1993), Myrtle Beach (1996),
                                Greenville (1998)
  Tennessee...................  Knoxville (1995), Nashville (1987)

SOUTHWEST REGION:
  Arizona.....................  Phoenix (1993)
  California..................  Los Angeles County (1993), Orange County (1993), Riverside &
                                San Bernadino Counties (1993), San Diego County (1992),
                                Ventura County (1993), Sacramento (1993)
  Nevada......................  Las Vegas (1993)

CENTRAL REGION:
  Texas.......................  Dallas (1995), Houston (1995)

MID-ATLANTIC REGION:
  Maryland....................  Baltimore (1998), Metro-Washington DC (1998)
  New Jersey/                   Central and Southern New Jersey (1998), Bucks County, PA
    Pennsylvania..............  (1998)
  Virginia....................  Fairfax County (1998), Loudoun County (1998), Prince William
                                County (1998)

    We design our homes to appeal primarily to entry-level and first time move-up home buyers. Our objective is to provide our customers with homes that incorporate quality and value while seeking to maximize our return on invested capital. To achieve this objective, we have developed a business strategy which focuses on the following elements:

    GEOGRAPHIC DIVERSITY AND GROWTH MARKETS. We compete in a large number of geographically diverse markets in an attempt to reduce our exposure to any particular regional economy. Virtually all of the markets in which we operate have experienced significant population growth in recent years. Within these markets, we build homes in a variety of projects, typically with fewer than 150 homesites.

    QUALITY HOMES FOR ENTRY-LEVEL AND FIRST TIME MOVE-UP HOME BUYERS. We seek to maximize customer satisfaction by offering homes which incorporate quality materials, distinctive design features, convenient locations and competitive prices. We focus on entry-level and first time move-up home buyers because we believe they represent the largest segment of the homebuilding market. During fiscal year 1999, the average sales price of our homes sold was approximately $181,400.

    ADDITIONAL PRODUCTS AND SERVICES FOR HOMEBUYERS. In order to maximize our profitability and provide our homebuyers with the additional products and services that they desire, we have incorporated design centers and mortgage origination operations into our business. Recognizing that homebuyers want to choose certain components of their new home, we began offering limited customization through the use of design centers in most of our markets. These design centers allow the homebuyer to select certain non-structural customizations for their homes such as cabinetry, flooring, fixtures, appliances and wallcoverings. Additionally, recognizing the homebuyer's desire to simplify the financing process, we began originating mortgages on behalf of our customers through Beazer Mortgage Corp.

    DECENTRALIZED OPERATIONS WITH EXPERIENCED MANAGEMENT. We believe our in-depth knowledge of our local markets enables us to better serve our customers. Our local managers, who have significant experience in both the homebuilding industry and the markets they serve, are responsible for operating decisions regarding design, construction and marketing. We combine these decentralized operations with a centralized corporate-level management which controls decisions regarding overall strategy, land acquisitions and financial matters.

    CONSERVATIVE LAND POLICIES. We seek to maximize our return on capital by limiting our investment in land and by focusing on inventory turnover. To implement this strategy and to reduce the risks associated with investments in land, we use options to control land whenever possible. In addition, we do not speculate in unentitled land.

    VALUE CREATED. We measure our financial performance using Value Created, a variation of economic profit or economic value added. Value Created measures the extent to which we beat our cost of capital.

COMPANY HISTORY

    In March 1994, we completed a concurrent initial public offering of common stock and issuance of senior notes (the "IPO"). Prior to our IPO, we were an indirect wholly-owned subsidiary of Hanson PLC ("Hanson"), a company registered in the United Kingdom. As a result of the IPO, Hanson's ownership interest in the Company was reduced to approximately 30%. Hanson currently does not hold any investment or ongoing interest in us.

RECENT BUSINESS DEVELOPMENTS

    COMMON STOCK REPURCHASE PROGRAM: In November 1999, our Board of Directors approved a stock repurchase plan authorizing the purchase of up to 500,000 shares of our outstanding common stock. Such repurchases, if completed, would be affected at various prices from time to time in the open market.

    INTERNET E-BUSINESS STRATEGY: During 1999 we upgraded and expanded our website at beazer.com, which is currently used principally as a tool for marketing our homes and services to our customers. We anticipate upgrading our website further during 2000 to provide additional ability to communicate with our customers, employees, suppliers and subcontractors. We are also actively evaluating means of using the internet to conduct transactions both between us and the consumer (B2C) and between us and other businesses (B2B).

MARKETS AND PRODUCT DESCRIPTION

    We evaluate a number of factors in determining which geographic markets to enter or in which to concentrate our homebuilding activities. We attempt to anticipate swings in economic and real estate conditions by evaluating such statistical information as

    (1) the historical and projected growth of the population;

    (2) the number of new jobs created or projected to be created;

    (3) the number of housing starts in previous periods;

    (4) building lot availability and price;

    (5) housing inventory;

    (6) level of competition; and

    (7) home sale absorption rates.

    We generally seek to avoid direct competition in a particular market with respect to product type and maintain the flexibility to alter our product mix within a given market depending on market conditions. In determining our product mix we consider demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market. While remaining responsive to market opportunities within the industry, in recent years we have focused, and intend to continue to focus, our business primarily on entry-level and first time move-up housing in the form of single family detached homes and townhouses. Entry-level homes generally are those homes priced at the lower end of the market and target first time home buyers, while first time move-up homes generally are priced in the mid-to-upper price range and target a wide variety of home buyers as they progress in income and family size. Although some of our move-up homes are priced at the upper end of the market and we offer a selection of amenities, we generally do not build "custom homes," and our prices of first time move-up homes generally are well below the prices of custom homes in most areas. We attempt to maximize efficiency by using standardized design plans whenever possible.

    The following table summarizes certain operating information regarding our markets as of and for the year ended September 30, 1999 (DOLLARS IN THOUSANDS).

                                            NUMBER OF     NUMBER OF   AVERAGE     UNITS IN    DOLLAR VALUE
                                              ACTIVE        HOMES     CLOSING    BACKLOG AT   OF BACKLOG AT
STATE                                      SUBDIVISIONS    CLOSED      PRICE      YEAR END      YEAR END
-----                                      ------------   ---------   --------   ----------   -------------
Arizona..................................       30          1,224      $139.1         462       $ 70,306
California...............................       25          1,275      $231.7         205         52,114
Florida..................................       42            986      $193.1         389         78,665
Georgia..................................        7            227      $193.6          60         13,367
Maryland.................................       12            306      $192.6         154         31,756
Nevada...................................        8            358      $171.2         119         19,645
New Jersey...............................        8            211      $275.2         108         32,310
North Carolina...........................       23            900      $139.9         253         34,198
South Carolina...........................       15            509      $121.5         177         22,686
Tennessee................................       24            486      $198.6         120         23,515
Texas....................................       26            597      $178.8         206         38,195
Virginia.................................       21            510      $210.3         305         64,757
                                               ---          -----                   -----       --------
Total Company............................      241          7,589      $181.4       2,558       $481,514
                                               ===          =====                   =====       ========

    Our homebuilding and marketing activities are conducted under the name of Beazer Homes in each of our markets except as follows:

MARKET                                                      DOING BUSINESS AS
------                                                      ------------------
Jacksonville..............................................        Panitz Homes
Tennessee.................................................   Phillips Builders
North Carolina............................................       Squires Homes
South Carolina............................................       Squires Homes

CORPORATE OPERATIONS

We perform the following functions at a centralized level:

    (1) evaluate and select geographic markets;

    (2) allocate capital resources to particular markets, including with respect to land acquisitions;

    (3) maintain our relationship with lenders to regulate the flow of financial resources and develop consistent relationships with our lenders;

    (4) maintain centralized information systems; and

    (5) monitor the decentralized operations of the Company's subsidiaries and divisions.

    We allocate capital resources necessary for new projects in a manner consistent with our overall operating strategy. We utilize VALUE CREATED, return on capital employed and profit margin as criteria for our allocation of capital resources. We will vary the capital allocation based on market conditions, results of operations and other factors. Capital commitments are determined through consultation among selected executive and operational personnel, who play an important role in ensuring that new projects are consistent with our strategy. Centralized financial controls are also maintained through the standardization of accounting and financial policies and procedures.

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

LAND ACQUISITION AND DEVELOPMENT

    Substantially all of the land we acquire is purchased only after necessary entitlements have been obtained so that we have the right to begin development or construction as market conditions dictate. In certain situations, we will purchase unentitled property where we perceive an opportunity to build on such property in a manner consistent with our strategy. The term "entitlements" refers to development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give a developer the right to obtain building permits upon compliance with conditions that are usually within the developer's control. Although entitlements are ordinarily obtained prior to the purchase of land, we are still required to obtain a variety of other governmental approvals and permits during the development process.

We select our land for development based upon a variety of factors, including

    (1) internal and external demographic and marketing studies;

    (2) suitability for projects comprised of generally less than 150 homesites;

    (3) suitability for development during the time period of one to five years from the beginning of the development process to the last closing;

    (4) financial review as to the feasibility of the proposed project, including projected value created, profit margins and returns on capital employed;

    (5) the ability to secure governmental approvals and entitlements;

    (6) environmental and legal due diligence;

    (7) competition;

    (8) proximity to local traffic corridors and amenities; and

    (9) management's judgment as to the real estate market, economic trends and the Company's experience in a particular market.

    We generally purchase land or obtain an option to purchase land, which, in either case, requires certain site improvements prior to construction. Where required, we then undertake or, in the case of land under option, the grantor of the option then undertakes, the development activities (through contractual arrangements with local developers) that include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage and recreational facilities and other amenities. When available in certain markets, we also buy finished lots that are ready for construction.

    We strive to develop a design and marketing concept for each of our projects, which includes determination of size, style and price range of the homes, layout of streets, layout of individual lots and overall community design. The product line offered in a particular project depends upon many factors, including the housing generally available in the area, the needs of a particular market and our cost of lots in the project. We are, however, often able to use standardized design plans.

    The development and construction of each project are managed by our operating divisions, each of which is led by a president who, in turn, reports to the our Chief Operating Officer and our Chief Executive Officer. At the development stage, a manager (who may be assigned to several projects and reports to the president of the division) supervises development of buildable lots. In addition, a field superintendent is located at each project site to supervise actual construction, and each division has one or more customer service and marketing representatives assigned to projects operated by that division.

    The following table sets forth, by state, land controlled by us as of September 30, 1999:

                                                LOTS OWNED                                    LOTS UNDER CONTRACT
                       -------------------------------------------------------------   ----------------------------------
                       UNDEVEL-    LOTS UNDER                  HOMES         TOTAL                 UNDEVEL-      TOTAL
                         OPED       DEVELOP-    FINISHED     UNDER CON-       LOTS     FINISHED      OPED      LOTS UNDER
                       LOTS (1)       MENT        LOTS     STRUCTION (2)     OWNED     LOTS (3)    LOTS (3)     CONTRACT
                       ---------   ----------   --------   --------------   --------   ---------   ---------   ----------
SOUTHEAST REGION:
  Georgia............      --            --         36             86          122         323          --          323
  North Carolina.....      --           309        386            304          999       1,754       1,345        3,099
  South Carolina.....      25           360        108            340          833       1,602         786        2,388
  Tennessee..........      --             6         32            157          195       1,658          --        1,658
  Florida............      --           356        325            253          934       1,231         531        1,762
SOUTHWEST REGION:
  Arizona............      --            --        550            424          974       2,014          --        2,014
  California.........      --           431        657            585        1,673         381         403          784
  Nevada.............      --            --        285            150          435         172          --          172
CENTRAL REGION:
  Texas..............      --           696        444            290        1,430         372          --          372
MID-ATLANTIC REGION:
  Maryland...........      69           221        162            141          593         423          --          423
  New Jersey.........     241            48        144             67          500         115         655          770
  Virginia...........      --           127        110            175          412         596          --          596
                          ---         -----      -----          -----        -----      ------       -----       ------
TOTAL................     335         2,554      3,239          2,972        9,100      10,641       3,720       14,361
                          ===         =====      =====          =====        =====      ======       =====       ======


                         TOTAL
                          LOTS
                       CONTROLLED
                       ----------
SOUTHEAST REGION:
  Georgia............       445
  North Carolina.....     4,098
  South Carolina.....     3,221
  Tennessee..........     1,853
  Florida............     2,696
SOUTHWEST REGION:
  Arizona............     2,988
  California.........     2,457
  Nevada.............       607
CENTRAL REGION:
  Texas..............     1,802
MID-ATLANTIC REGION:
  Maryland...........     1,016
  New Jersey.........     1,270
  Virginia...........     1,008
                         ------
TOTAL................    23,461
                         ======

    (1) "Undeveloped Lots" consists of raw land that is expected to be developed into the respective number of lots reflected in this table.

    (2) The category "Homes Under Construction" represents lots in which construction on a home has commenced.

    (3) The classification within Lots Under Contract for this schedule is based upon level of completion at delivery as stated in the option contract.

OPTION CONTRACTS: We acquire certain lots by means of option contracts. Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a certain price. Our option contracts have expiration periods ranging from one to 60 months.

    Under option contracts without specific performance obligations, our liability is limited to forfeiture of deposits, which aggregated approximately $21.7 million at September 30, 1999, and is included in inventory on our balance sheet. At September 30, 1999, committed amounts under option contracts without spectific performance obligations aggregated $363.1 million.

    Under option contracts with specific performance obligations, we are generally required to purchase specific numbers of lots on fixed dates pursuant to a contractually established schedule. Under such option contracts with specific performance obligations, the party granting the option is required to maintain and/or develop the property pursuant to certain standards specified in the contract. They are required to deliver lots which are free of any liens and are appropriate for residential building pursuant to a specified schedule. If we fail to purchase the required number of lots on the date fixed for purchase pursuant to such option contracts and the party granting the option has fulfilled its obligations under the contract, the party granting the option to us generally has the right to either terminate the option granted pursuant to the option contract in its entirety or to require us to purchase the remaining lots. If the party granting the option fails to meet our obligations under such option contracts, we generally may, at our option, either not make the lot purchase or require the party granting the option to cure the deficiency. Under such option contracts, if we purchase a lot and subsequently discover that the lot did not meet all of the conditions specified by the option contract, we generally may require the party granting the option to repurchase the lot or cure the deficiency. At September 30, 1999, committed amounts under option contracts with specific performance obligations aggregated $47.7 million.

CONSTRUCTION

    We act as the general contractor for the construction of our projects. Our project development operations are controlled by our subsidiaries and divisions, whose employees supervise the construction of each project, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes. We specify that quality, durable materials be used in the construction of our homes. Our subcontractors follow design plans prepared by architects and engineers who are retained by us and whose designs are geared to the local market. Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price. Agreements with our subcontractors and materials' suppliers are generally entered into after competitive bidding, and we do not have any long-term contractual commitments with any of our subcontractors or suppliers. In connection with this competitive bid process, we obtain information from prospective subcontractors and vendors with respect to their financial condition and ability to perform their agreements with us. We do not maintain significant inventories of construction materials except for materials being utilized for homes under construction. We have numerous suppliers of raw materials and services used in our business, and such materials and services have been and continue to be available. Material prices may fluctuate, however, due to various factors, including demand or supply shortages, which may be beyond the control of the our vendors. From time to time we enter into regional and national supply contracts with certain of our vendors. We believe that our relationships with our suppliers and subcontractors are good. We are actively exploring ways in which we can use our internet presence to maximize business to business e-commerce applications with our suppliers and subcontractors.

    Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets except California, construction of a home historically has been completed within three to four months following commencement of construction. In California, construction of a home historically has been completed within four to eight months following commencement of construction. At September 30, 1999, we had 385 finished homes, of which 223 were sold and included in backlog at such date.

WARRANTY PROGRAM

    We have established a risk retention group, United Home Insurance Corp. ("UHIC"), to self-insure our structural warranty obligations and replace our warranty program with Home Buyers Warranty Corporation ("HBW"). UHIC began providing insurance to Beazer homebuyers during fiscal 1998. We believe this results in cost savings as well as increased control over the warranty process. The first year of our warranty covers defects in plumbing, electrical, heating, cooling and ventilation systems, and major structural defects; the second year of such warranty covers major structural defects and certain defects in plumbing, electrical, heating, cooling and ventilation systems of the home (exclusive of defects in appliances, fixtures and equipment); and the final eight years of protection cover only major structural defects. An allowance of approximately 0.5% to 1.0% of the sale price of a home is established to cover warranty expenses, although this allowance is subject to adjustment in special circumstances. Our historical experience is that such warranty expenses generally fall within the amount established for such allowance.

    We provide a one-year limited warranty of workmanship and materials with each of our homes, which generally includes home inspection visits with the customer during the first year following the purchase of a home. We subcontract our homebuilding work to subcontractors who provide us with an indemnity and a certificate of insurance prior to receiving payments for their work and, therefore, claims relating to workmanship and materials are generally the primary responsibility of the our subcontractors.

    For homes closed prior to September 30, 1997, we provided a 10-year homeowners' warranty through a single national agreement with HBW. The terms of the warranty are materially consistent with those currently provided through UHIC.

    We do not currently have any material litigation or claims regarding warranties or latent defects with respect to the construction of our homes. We believe that our warranty accrual or insurance will substantially cover claims and litigation.

MARKETING AND SALES

    We make extensive use of advertising and other promotional activities, including our website (beazer.com), newspaper advertisements, brochures, direct mail and the placement of strategically located signboards in the immediate areas of our developments.

    We normally build, decorate, furnish and landscape between one and five model homes for each project and maintain on-site sales offices. At
September 30, 1999, the Company maintained 298 model homes, of which were 211 owned and 87 were leased from third parties pursuant to sale and leaseback agreements. We believe that model homes play a particularly important role in our marketing efforts. Consequently, we expend a significant effort in creating an attractive atmosphere at our model homes. Interior decorations are undertaken by both in-house and local third-party design specialists, and vary within our models based upon the lifestyles of targeted homebuyers. The purchase of furniture, fixtures and fittings is coordinated to ensure that manufacturers' bulk discounts are utilized to the maximum extent. Structural changes in design from the model homes are not generally permitted, but homebuyers may select various optional amenities. We also use a cross-referral program that encourages our personnel to direct customers to other Beazer subdivisions based on the customers' needs.

    We generally sell our homes through commissioned employees (who typically work from the sales offices located at the model homes used in the subdivision) as well as through independent brokers. Our personnel are available to assist prospective homebuyers by providing them with floor plans, price information and tours of model homes and in connection with the selection of options. The selection of interior features that we offer is a principal component of our marketing and sales efforts. Sales personnel are trained by us and attend periodic meetings to be updated on sales techniques, competitive products in the area, the availability of financing, construction schedules, marketing and advertising plans, which management believes result in a sales force with extensive knowledge of our operating policies and housing products. Our policy also provides that sales personnel be licensed real estate agents where required by law. We also build a number of homes for which no signed sales contract exists at the time of commencement of construction. The use of an inventory of such homes is necessary to satisfy the requirements of relocated personnel and of independent brokers, who often represent customers who require a completed home within 60 days. At September 30, 1999, excluding models, we had 1,056 homes either finished or at various stages of completion for which we had not received a sales contract.

    We sometimes use various sales incentives (such as landscaping and certain interior home options and upgrades) in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.

CUSTOMER FINANCING

    We provide customer financing through Beazer Mortgage. Beazer Mortgage provides mortgage origination services only, and does not retain or service the mortgages that it originates. These mortgages are generally funded by one of a network of mortgage lenders arranged for us by Homebuilders Financial Network, an independent consultant. Beazer Mortgage can provide qualified home buyers numerous financing options, including a wide variety of conventional, FHA and VA financing programs. In certain situations we will seek to assist our home buyers in obtaining financing from outside mortgage lenders and in certain limited circumstances, we may attempt to minimize potential risks relating to the availability of customer financing by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time. Since substantially all home buyers utilize long-term mortgage financing to purchase a home, adverse economic conditions, increases in unemployment and high mortgage interest rates may deter and eliminate a substantial number of potential home buyers from our markets in the future.

COMPETITION AND MARKET FACTORS

    The development and sale of residential properties is highly competitive and fragmented. We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources and/or lower costs than us. We also compete for residential sales with individual resales of existing homes, available rental housing and, to a lesser extent, resales of condominiums. We believe that we compare favorably to other builders in the markets in which we operate, due primarily to

    (1) our experience within our geographic markets and breadth of product line, which allow us to vary our regional product offerings to reflect changing market conditions;

    (2) our responsiveness to market conditions, enabling us to capitalize on the opportunities for advantageous land acquisitions in desirable locations; and

    (3) our reputation for quality design, construction and service.

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

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

    Substantially all of our land is purchased with entitlements, giving us the right to obtain building permits upon compliance with specified conditions, which generally are within our control. Upon compliance with such conditions, we must obtain building permits. The length of time necessary to obtain such permits and approvals affects the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. Several governmental authorities have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas. To date, the governmental approval processes discussed above have not had a material adverse effect on our development activities, and indeed all homebuilders in a given market face the same fees and restrictions. There can be no assurance, however, that these and other restrictions will not adversely affect us in the future.

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

BONDS AND OTHER OBLIGATIONS

    We are frequently required, in connection with the development of our projects, to obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with the our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 1999, there were approximately $39.4 million and $115.7 million of outstanding letters of credit and performance bonds, respectively, for such purposes. We do not believe that any such bonds or letters of credit are likely to be drawn upon.

EMPLOYEES AND SUBCONTRACTORS

    At September 30, 1999, we employed 1,468 persons, of whom 322 were sales and marketing personnel, 473 were executive, management and administrative personnel, 618 were involved in construction and 55 were personnel of Beazer Mortgage. Although none of the our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

ITEM 2. PROPERTIES

    We lease approximately 12,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 201,000 square feet of office space for our subsidiaries' operations at various locations. We own approximately 18,500 square feet of manufacturing space and 6,800 square feet of office space in Nashville, Tennessee.

ITEM 3. LEGAL PROCEEDINGS

    We are involved in various legal proceedings, all of which have arisen in the ordinary course of business and some of which are covered by insurance. In our opinion, none of the claims relating to such proceedings will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

SEPARATE ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

    Unless otherwise indicated, the following executive officers have served in their current capacity since 1994, the year of our initial public offering.

NAME                                         AGE                          POSITION
----                                       --------   -------------------------------------------------
DIRECTORS AND EXECUTIVE OFFICERS
  Ian J. McCarthy........................     47      President, Chief Executive Officer and Director
  Michael H. Furlow (i)..................     49      Executive Vice President, Chief Operating Officer
  David S. Weiss.........................     39      Executive Vice President, Chief Financial Officer
                                                        and Director
  John Skelton...........................     50      Senior Vice President, Financial Planning
  Peter H. Simons........................     40      Senior Vice President, Corporate Development

------------------------

(i) Since October 1997

All officers are elected by the Board of Directors.

    There are no family relationships nor arrangements or understandings pursuant to which any of the officers listed were elected. See pages 4 to 5 of our Proxy Statement for the Annual Meeting of Shareholders to be held on February 3, 2000 for a description of employment arrangements with certain executive officers.

BUSINESS EXPERIENCE

    Refer to pages 4 and 5 of our Proxy Statement for the Annual Meeting of Shareholders to be held on February 3, 2000 for the business experience of Messrs. Ian J. McCarthy, and David S. Weiss.

    MICHAEL H. FURLOW. Mr. Furlow joined us in October 1997 as the Executive Vice President for Operations. In this capacity the Division Presidents report to Mr. Furlow and he is responsible for the performance of those operating divisions. During the preceding 12 years Mr. Furlow was with Pulte Home Corporation in various field and corporate roles, most recently as a Regional President. Mr. Furlow received a Bachelor of Arts degree with honors in accounting from the University of West Florida and initially worked as a CPA for Arthur Young & Company.

    JOHN SKELTON. Mr. Skelton has served as Senior Vice President, Operations since March 1994 and was appointed Senior Vice President, Financial Planning in fiscal 1999. Mr. Skelton served as Vice President and Chief Financial Officer of Beazer Homes, Inc. since 1985 and Vice President and Chief Financial Officer of Beazer Homes Holdings, Inc. since April 1993. During the period 1977 to 1985, Mr. Skelton served as Finance Director of Leech Homes, a subsidiary of Leech PLC which was acquired by Beazer PLC in 1985. After graduating with a Bachelor's degree from Durham University in the United Kingdom, he was employed by Deloitte & Touche and is a Fellow of the Institute of Chartered Accountants in England and Wales.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    On December 10, 1999, Beazer Homes USA, Inc. had approximately 68 shareholders of record and 8,864,822 shares of common stock outstanding.

    The remaining information required by this item is incorporated by reference to the information set forth under the captions "Trading Information" and "Quarterly Stock Price Information" located on Page 53 and 58, respectively, of our Annual Report to Shareholders for the year ended September 30, 1999.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this item is incorporated by reference from page 23 of our Annual Report to Shareholders for the year ended September 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The information required by this item is incorporated by reference from pages 25 to 34 of our Annual Report to Shareholders for the year ended September 30, 1999.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are not materially affected by any market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference from pages 36 to 53 of our Annual Report to Shareholders for the year ended September 30, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements between us and our accountants on accounting and financial disclosure matters during the fiscal years ended September 30, 1999 and 1998.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Director information is incorporated by reference from page 4 to 5 of our Proxy Statement for the Annual Meeting of Shareholders to be held February 3, 2000. Information regarding our executive officers is set forth herein under
Part I as a separate item.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from page 17 of our Proxy Statement for the Annual Meeting of Shareholders to be held February 3, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this is incorporated by reference from page 13 of our Proxy Statement for the Annual Meeting of Shareholders to be held February 3, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

    The Independent Auditors' Report and the following consolidated financial statements are incorporated by reference from our Annual Report to Shareholders for the fiscal year ended September 30, 1999 in Part II, Item 8 of this report:

    Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997.

    Consolidated Balance Sheets as of September 30, 1999 and 1998.

    Consolidated Statement of Stockholders' Equity for the years ended September 30, 1999, 1998 and 1997.

    Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997.

    Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

    None required

3.  Exhibits

                                                                                                  PAGE HEREIN OR
       EXHIBIT                                                                                    INCORPORATE BY
       NUMBER                                          EXHIBIT DESCRIPTION                        REFERENCE FROM
---------------------                                  -------------------                       ----------------
           3.1          --         Amended and Restated Certificate of Incorporation of
                                   Company.                                                            (7)

           3.2          --         Amended and Restated Bylaws of the Company                          (7)

           4.1          --         Indenture dated as of March 2, 1994 among the Company, its subsidiaries party thereto, and Continental Bank, National
                                   Association, as trustee, relating to the Company's 9% Senior
                                   Notes due 2004 (the "9% Notes").                                    (1)

           4.2          --         First Supplemental Indenture (9% Notes) dated June 13, 1995        (13)

           4.3          --         Second Supplemental Indenture (9% Notes) dated February 1,
                                   1996                                                               (13)

           4.4          --         Third Supplemental Indenture (9% Notes) dated March 18, 1998       (13)

           4.5          --         Fourth Supplemental Indenture (9% Notes) dated July 20, 1998       (14)

           4.6          --         Form of 9% Senior Note due 2004.                                    (2)

                                   Indenture dated as of March 25, 1998 among the Company, its subsidiaries party thereto, and US Bank Trust National
                                   Association, as trustee, relating to the Company's 8 7/8%
                                   Senior Notes due 2008.                                             (13)

           4.7          --         Form of 8 7/8% Senior Note due 2008                                (13)

           4.8          --         First Supplemental Indenture (8 7/8% Notes) dated July 20,
                                   1998                                                               (14)

           4.9          --         Specimen of Common Stock Certificate                                (6)

          4.12          --         Form of Indenture between the Company and the First National
                                   Bank of Boston, as trustee, relating to the 8% Convertible
                                   Subordinated Debentures due 2005.                                   (4)

          4.13          --         Form of 8% Convertible Subordinated Debenture due 2005              (4)

          4.14          --         Retirement Savings and Investment Plan (the "RSIP").                (5)

          4.15          --         RSIP Summary Plan Description.                                      (5)

          4.16          --         Rights Agreement, dated as of June 21, 1996, between the
                                   Company and First Chicago Trust Company of New York, as
                                   Rights Agent.                                                       (8)

          10.1          --         Amended 1994 Stock Incentive Plan.                                  (3)

          10.2          --         Non-Employee Director Stock Option Plan.                            (3)

          10.3          --         Asset Purchase Agreement dated as of October 26, 1998
                                   between Beazer Homes Corp. and Trafalgar House Property,
                                   Inc.                                                               (12)

        10.4-7          --         Amended and Restated Employment Agreements dated as of
                                   March 31, 1995:

          10.4          --         Ian J. McCarthy.                                                    (9)

          10.5          --         David S. Weiss.                                                     (9)

          10.6          --         John Skelton.                                                       (9)

          10.7          --         Employment Agreement dated as of January 13, 1998--Michael
                                   H. Furlow                                                          (13)

                                                                                                  PAGE HEREIN OR
       EXHIBIT                                                                                    INCORPORATE BY
       NUMBER                                          EXHIBIT DESCRIPTION                        REFERENCE FROM
---------------------                                  -------------------                       ----------------
       10.8-11          --         Supplemental Employment Agreements dated as of July 17,
                                   1996:

          10.8          --         Ian J. McCarthy.                                                   (10)

          10.9          --         David S. Weiss.                                                    (10)

         10.10          --         John Skelton.                                                      (10)

         10.11          --         Peter H. Simons.                                                   (10)

         10.12          --         Amended and Restated Credit Agreement dated as of
                                   November 3, 1998 between the Company and First National
                                   Bank of Chicago, as Agent, and Comerica Bank and Guaranty
                                   Federal Bank, F.S.B as Managing Agents                             (14)

            11          --         Earnings Per Share Calculations                               Filed herewith

            13          --         Annual Report to Shareholders for the year ended September
                                   30, 1999                                                      Filed herewith

            21          --         Subsidiaries of the Company                                   Filed herewith

            23          --         Consent of Deloitte & Touche LLP                              Filed herewith

            27          --         Financial Data Schedule                                       Filed herewith

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

(14) Incorporated herein by reference to the exhibits to the Company's report on Form 10-K for the year ended September 30, 1998

(B) REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1999.

(C) EXHIBITS

    Reference is made to Item 14(a)3 above. The following is a list of exhibits, included in item 14(a)3 above, that are filed concurrently with this report.

11                      --         Earnings Per Share Calculations
13                      --         The Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999. Except as expressly
                                   incorporated by reference in this report on Form 10-K, such
                                   Annual Report is furnished only for the information of the
                                   Securities and Exchange Commission and is not deemed "filed"
                                   as part of this report. The following portions of such
                                   Annual Report are incorporated by reference in the indicated
                                   items of this report.

                 PORTIONS OF THE ANNUAL REPORT FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999  ITEM OF THIS REPORT
                 --------------------------------------------------------------------------  -------------------
                 "Trading Information" and "Quarterly Stock Price Information"......                  5
                 Selected Financial Data............................................                  6
                 Management's Discussion and Analysis of Financial Condition and Results of
                   Operations.......................................................                  7
                 Consolidated Financial Statements..................................                  8

21    --         Subsidiaries of the Company
23.1  --         Consent of Deloitte & Touche LLP
27    --         Financial Data Schedule

(D) FINANCIAL STATEMENT SCHEDULES

    Reference is made to Item 14(a)2 above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       BEAZER HOMES USA, INC.

                                                       By:              /s/ IAN J. MCCARTHY
                                                             -----------------------------------------
                                                            Name:  Ian J. McCarthy
                                                                   President and Chief Executive
                                                            Title: Officer
                                                            Date:  December 23, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ BRIAN C. BEAZER                                           December 23, 1999
     ------------------------------------                          -----------------
     Brian C. Beazer,                                              Date
     Director and Non-Executive
     Chairman of the Board

By:  /s/ IAN J. MCCARTHY                                           December 23, 1999
     ------------------------------------                          -----------------
     Ian J. McCarthy,                                              Date
     Director, President and
     Chief Executive Officer
     (Principal Executive Officer)

By:  /s/ DAVID S. WEISS                                            December 23, 1999
     ------------------------------------                          -----------------
     David S. Weiss,                                               Date
     Director, Executive Vice
     President and Chief Financial Officer
     (Principal Financial Officer)

By:  /s/ THOMAS B. HOWARD                                          December 23, 1999
     ------------------------------------                          -----------------
     Thomas B. Howard,                                             Date
     Director

By:  /s/ GEORGE W. MEFFERD                                         December 23, 1999
     ------------------------------------                          -----------------
     George W. Mefferd,                                            Date
     Director

By:  /s/ D.E. MUNDELL                                              December 23, 1999
     ------------------------------------                          -----------------
     D.E. Mundell,                                                 Date
     Director

By:  /s/ LARRY T. SOLARI                                           December 23, 1999
     ------------------------------------                          -----------------
     Larry T. Solari,                                              Date
     Director

By:  /s/ MICHAEL T. RAND                                           December 23, 1999
     ------------------------------------                          -----------------
     Michael T. Rand,                                              Date
     Vice President and Controller
     (Principal Accounting Officer)