Form 10-Q
period 1999-12-31
BEAZER HOMES USA INC
filed 2000-02-14
CIK 915840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999
                                       or

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

                    YES        X                   NO
                        ---------------               ----------------

            Class                           Outstanding at February 11, 1999
            -----                           --------------------------------
Common Stock, $0.01 par value                       8,771,972 shares


                               Page 1 of 17 Pages
                        Exhibit Index Appears on Page 16

                             BEAZER HOMES USA, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                       Page No.
                                                                                       --------
PART I                 FINANCIAL INFORMATION
     Item 1            Financial Statements

                  Condensed Consolidated Balance Sheets,
                  December 31, 1999 (unaudited) and September 30, 1999                    3

                  Unaudited Condensed Consolidated Statements of Operations,
                  Three Months Ended December 31, 1999 and 1998                           4

                  Unaudited Condensed Consolidated Statements of Cash Flows,
                  Three Months Ended December 31, 1999 and 1998                           5

                  Notes to Condensed Consolidated Financial Statements                    6

     Item 2            Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                                        10

PART II                OTHER INFORMATION                                                 17

     Item 4            Submission of Matters to a Vote of Security Holders

     Item 6            Exhibits and Reports on Form 8-K

SIGNATURES                                                                               18

PART I.    FINANCIAL INFORMATION

                             BEAZER HOMES USA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                      December 31,            September 30,
                                                                                          1999                    1999
                                                                                          ----                    ----
                                                                                       (unaudited)
        ASSETS
        Accounts receivable                                                        $           9,285       $          21,416
        Inventory                                                                            575,700                 532,559
        Property, plant and equipment, net                                                    13,049                  13,102
        Goodwill, net                                                                          7,851                   8,051
        Other assets                                                                          22,190                  19,440
                                                                                     ----------------        ----------------
            Total assets                                                           $         628,075       $         594,568
                                                                                     ================        ================


        LIABILITIES AND STOCKHOLDERS' EQUITY
        Trade accounts payable                                                     $          32,754       $          45,984
        Other payables and accrued liabilities                                                82,446                  98,922
        Revolving credit facility                                                             58,500                     ---
        Senior notes                                                                         215,000                 215,000
                                                                                     ----------------        ----------------
            Total liabilities                                                                388,700                 359,906

        Stockholders' equity:
          Preferred stock (par value $.01 per share, 5,000,000 shares
              authorized, no shares issued and outstanding)                                      ---                     ---
          Common stock (par value $.01 per share, 30,000,000 shares
              authorized, 12,216,242 issued, 8,758,915 and
              8,924,465 outstanding)                                                             123                     123
          Paid in capital                                                                    194,528                 194,528
          Retained earnings                                                                  105,005                  97,488
          Unearned restricted stock                                                           (5,157)                 (5,494)
          Treasury stock (3,457,327 and 3,291,777 shares)                                    (55,124)                (51,983)
                                                                                    ----------------        ----------------
              Total stockholders' equity                                                     239,375                 234,662
                                                                                    ----------------        ----------------
              Total liabilities and stockholders' equity                           $         628,075       $         594,568
                                                                                    ================        ================



        See Notes to Condensed Consolidated Financial Statements

                             BEAZER HOMES USA, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              Three Months
                                                                           Ended December 31,
                                                                      -----------------------------
                                                                         1999             1998
                                                                         ----             ----
        Total revenue                                               $     308,745   $      242,110
        Costs and expenses:
          Home construction and land sales                                255,748          201,167
          Interest                                                          5,523            5,035
          Selling, general and administrative                              34,273           28,246
                                                                      ------------    -------------
        Operating income                                                   13,201            7,662
        Other expense                                                        (878)             (48)
                                                                      ------------    -------------
        Income before income taxes                                         12,323            7,614
        Provision for income taxes                                          4,806            2,931
                                                                      ------------    -------------
          Net income                                                $       7,517   $        4,683
                                                                      ============    =============

        Dividends to preferred shareholders                         $         ---   $        1,000

        Net income applicable to common stockholders:
                Basic                                               $       7,517   $        3,683
                Diluted                                             $       7,517   $        4,683

        Weighted average number of shares (in thousands):
                Basic                                                       8,530            5,896
                Diluted                                                     8,825            8,868

        Net income per common share:
                Basic                                               $        0.88   $         0.62
                Diluted                                             $        0.85   $         0.53


        See Notes to Condensed Consolidated Financial Statements

                             BEAZER HOMES USA, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)



                                                                              Three Months Ended
                                                                                   December 31,
                                                                     --------------------------------------
                                                                              1999               1998
                                                                              ----               ----
        Cash flows from operating activities:
            Net income                                             $           7,517      $          4,683
            Adjustments to reconcile net income to
              net cash used by operating activities:
                Depreciation and amortization                                  1,763                 1,008
            Changes in operating assets and liabilities,
              net of effects of acquisitions
                 Increase in inventory                                       (43,141)              (30,803)
                 Decrease in trade accounts payable                          (13,230)              (27,997)
                 Other changes                                                (6,855)                8,825
                                                                     ----------------       ---------------
        Net cash used by operating activities                                (53,946)              (44,284)
                                                                     ----------------       ---------------

        Cash flows from investing activities:
            Acquisitions, net of cash acquired                                   ---               (91,800)
            Capital expenditures                                              (1,165)                 (524)
                                                                     ----------------       ---------------
        Net cash used by investing activities                                 (1,165)              (92,324)
                                                                     ----------------       ---------------

        Cash flows from financing activities:
            Changes in revolving credit facility, net                         58,500                70,000
            Dividends to preferred shareholders                                  ---                (1,000)
            Common stock repurchases                                          (3,141)                  ---
            Debt issuance costs                                                 (248)                  ---
                                                                     ----------------       ---------------
        Net cash provided by financing activities                             55,111                69,000
                                                                     ----------------       ---------------

        Increase (decrease) in cash and cash equivalents                         ---               (67,608)
        Cash and cash equivalents at beginning of period                         ---                67,608
                                                                     ----------------       ---------------
        Cash and cash equivalents at end of period                 $             ---      $            ---
                                                                     ================       ===============



        See Notes to Condensed Consolidated Financial Statements

                             BEAZER HOMES USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
       The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. ("Beazer") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to our audited consolidated financial statements incorporated by reference in our Annual Report on Form 10-K for the year ended September 30, 1999.

       In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in the accompanying condensed financial statements.

(2) INVENTORY
         A summary of inventory is as follows (in thousands):


                                                                 DECEMBER 31,        September 30,
                                                                     1999                1999
                                                                     ----                ----
Homes under construction.................................          $271,017            $253,031
Development projects in progress.........................           263,335             235,077
Unimproved land held for future development..............             4,019               4,539
Model homes..............................................            37,329              39,912
                                                                   --------            --------
                                                                   $575,700            $532,559
                                                                   ========            ========


         Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 186 completed homes ($29.3 million) and 162 completed homes ($27.1 million) at December 31, 1999 and September 30, 1999, respectively, that were not subject to a sales contract, excluding model homes.

         Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

(3) INTEREST
         The following table sets forth certain information regarding interest:


                                                   THREE MONTHS ENDED
                                                       DECEMBER 31,
                                                     1999          1998
                                                     ----          ----
During the period:
     Interest incurred                          $     6,631      $     5,939
     Previously capitalized interest
       amortized to costs and expenses          $     5,523      $     5,035
At the end of the period:
     Capitalized interest in ending
       inventory                                $    11,596      $     9,987

                             BEAZER HOMES USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(4) PREFERRED STOCK TRANSACTIONS
         During March and April 1999, we paid $1.3 million in cash to holders of 1,732,460 shares of our Series A Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") to induce those holders to convert their preferred shares into 2,273,564 common shares in accordance with the original conversion terms of the Preferred Stock. On April 19, 1999, we called the remaining outstanding Preferred Stock for redemption and 265,376 shares of Preferred Stock were then voluntarily converted into 348,406 common shares. On May 19, 1999, we redeemed the then remaining outstanding 2,164 shares of Preferred Stock for cash (including accrued and unpaid dividends) of $26.678 per preferred share. We currently have no shares of Preferred Stock outstanding.

(5) EARNINGS PER SHARE
         Basic and diluted earnings per share were calculated as follows (dollars in thousands, except per share amounts):

                                                                            Quarter Ended
                                                                             December 31,
                                                                    ----------------------------
                                                                        1999            1998
Earnings
  Net income                                                        $      7,517    $      4,683
  Less: Dividends to preferred shareholders                                    -           1,000
                                                                    ------------    ------------
Net income applicable to common shareholders                        $      7,517    $      3,683
                                                                    ============    ============

BASIC:
Net income applicable to common shareholders                        $      7,517    $      3,683
Weighted average number of common shares outstanding                       8,530           5,896

Basic earnings per share                                            $       0.88    $       0.62
                                                                    ============    ============
DILUTED:
Net income applicable to common shareholders                        $      7,517    $      3,683
Add back: Payments to preferred shareholders                                   -           1,000
                                                                    ------------    ------------
Adjusted net income applicable to common shareholders               $      7,517    $      4,683
                                                                    ============    ============


Weighted average number of common shares outstanding                       8,530           5,896
Effect of dilutive securities-
    Assumed conversion of Preferred Stock                                      -           2,625
    Restricted stock                                                         261             243
    Options to acquire common stock                                           34             104
                                                                    ------------    ------------
Diluted weighted common shares outstanding                                 8,825           8,868
                                                                    ============    ============

Diluted earnings per share                                          $       0.85    $       0.53
                                                                    ============    ============

                             BEAZER HOMES USA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(6) CREDIT AGREEMENT
         We maintain a revolving line of credit with a group of banks. During December 1999, we amended the credit facility and added two banks to the group, increasing the facility from $200 million to $250 million of unsecured borrowings. Borrowings under the credit facility generally bear interest at a fluctuating rate based upon the corporate base rate of interest announced by the lead bank, the federal funds rate or LIBOR. All outstanding borrowings will be due in November 2002. The credit facility contains various operating and financial covenants. Each of our significant subsidiaries is a guarantor under the credit facility.

(7) ACQUISITIONS
         In December 1998, we acquired the assets of the homebuilding operations of Trafalgar House Property, Inc. ("THPI") for approximately $90 million in cash. We funded this acquisition with borrowings under the Credit Facility. We accounted for the acquisition as a purchase and allocated the purchase price to reflect the fair value of assets and liabilities acquired. Such allocation resulted principally in a reduction in inventory from THPI's historical carrying value and no residual goodwill.

         In October 1998, we acquired the assets of Snow Construction, Inc. in Orlando, Florida for approximately $1.8 million.

(8) TREASURY STOCK REPURCHASE PROGRAM
         In November 1999, our Board of Directors approved a stock repurchase plan authorizing the purchase of up to 500,000 shares of our outstanding common stock. During the quarter ended December 31, 1999, we repurchased 165,550 shares for an aggregate purchase price of $3.1 million.

(9) RECENT ACCOUNTING PRONOUNCEMENTS
         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 (as now amended) is effective for fiscal years beginning after June 15, 2000. We have not yet completed an analysis of the effect of this standard on our financial statements.

                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW:

GENERAL:
HOMEBUILDING: We design, build and sell single family homes in the following states:


               SOUTHEAST               SOUTHWEST        CENTRAL          MID-ATLANTIC
               ---------               ---------        -------          ------------
                Florida                 Arizona          Texas             Maryland
                Georgia               California                          New Jersey
             North Carolina             Nevada                           Pennsylvania
             South Carolina                                                Virginia
               Tennessee


         We intend, subject to market conditions, to expand in our current markets and to consider entering new markets either through expansion from existing markets or through acquisitions of established regional homebuilders.

         Most of our homes are designed to appeal to entry-level and first time move-up homebuyers, and are generally offered for sale in advance of their construction. Once a sales contract has been signed, the transaction is considered a "new order." Homes covered by these sales contracts are considered "backlog." We do not recognize revenue on homes in backlog until the sales are closed and the risk of ownership has been transferred to the buyer.

ANCILLARY BUSINESSES: We provide mortgage origination services for our homebuyers through Beazer Mortgage Corp. Beazer Mortgage originates, processes and sells mortgages to third party investors. The Mortgage Company does not retain or service the mortgages that it originates. During fiscal 1999 we began providing title insurance services in certain markets through Homebuilders Title Services, Inc.. We will continue to evaluate opportunities to provide other ancillary services to our homebuyers.

JOINT VENTURE IN AFFORDABLE HOUSING: We have a minority interest in a joint venture with Corporacion GEO S.A.CV, the largest builder of affordable homes in Mexico, to build homes in the United States. The joint venture, which operates under the name Premier Communities, will focus exclusively on the development, construction and sale of affordable housing throughout the U.S.

VALUE CREATED: We evaluate our financial performance using VALUE CREATED, a variation of economic profit or economic value added. VALUE CREATED measures the extent to which we beat our cost of capital. Most of our employees receive incentive compensation based upon a combination of VALUE CREATED and the change in VALUE CREATED. We believe that our VALUE CREATED system encourages managers to act like owners, rewards profitable growth and focuses attention on long-term loyalty and performance.

                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                --------------------------------------
                                                          1999                1998
                                                -------------------------   ----------
                                                                  %
                                                 AMOUNT        CHANGE        AMOUNT
                                                ----------   ------------   ----------
NUMBER OF NEW ORDERS,
    NET OF CANCELLATIONS(a):
      Southeast region                                537      (10.1)%            597
      Southwest region                                620        1.6              610
      Central region                                   88       12.8               78
      Mid-Atlantic region                             260      306.3               64
                                                ----------                  ----------
      Total                                         1,505       11.6            1,349
                                                ==========                  ==========

NUMBER OF CLOSINGS:
      Southeast region                                551        3.0 %            535
      Southwest region                                685       15.1              595
      Central region                                  122      (10.3)             136
      Mid-Atlantic region                             253       94.6              130
                                                ----------                  ----------
      Total                                         1,611       15.4            1,396
                                                ==========                  ==========

TOTAL HOMEBUILDING REVENUE:
      Southeast region                        $    95,252        8.6 %    $    87,744
      Southwest region                            132,897       31.7          100,943
      Central region                               22,096      (11.3)          24,918
      Mid-Atlantic region                          53,339      103.6           26,192
                                                ----------                  ----------
      Total                                   $   303,584       26.6      $   239,797
                                                ==========                  ==========

AVERAGE SALES PRICE PER HOME CLOSED:
      Southeast region                        $     172.9        5.4 %    $     164.0
      Southwest region                              194.0       14.3            169.7
      Central region                                181.1       (1.1)           183.2
      Mid-Atlantic region                           210.8        4.6            201.5
      Total                                         188.4        9.7            171.8

(a) New orders for the three months ended December 31, 1998 do not include 555 homes in backlog from businesses acquired.

                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                                                                              DECEMBER 31,
                                                             -----------------------------------------------
                                                                          1999                     1998
                                                             -------------------------------    ------------
                                                                                  %
                                                               AMOUNT           CHANGE            AMOUNT
                                                             -----------   -----------------    ------------
BACKLOG UNITS AT END OF PERIOD:
        Southeast region                                            985          (12.7)%              1,128
        Southwest region                                            721           (4.9)                 758
        Central region                                              172          (33.8)                 260
        Mid-Atlantic region                                         574           37.0                  419
                                                             -----------                        ------------
        Total                                                     2,452           (4.4)               2,565
                                                             ===========                        ============

AGGREGATE SALES VALUE OF HOMES IN
     BACKLOG AT END OF PERIOD:                               $  471,856            0.7 %        $   468,780
                                                             ===========                        ============

NUMBER OF ACTIVE SUBDIVISIONS AT
     END OF PERIOD:
        Southeast region                                            111           (1.8)%                113
        Southwest region                                             59           (3.3)                  61
        Central region                                               30            0.0                   30
        Mid-Atlantic region                                          42           (8.7)                  46
                                                             -----------                        ------------
        Total                                                       242           (3.2)                 250
                                                             ===========                        ============


NEW ORDERS AND BACKLOG: New orders increased by 12% during the quarter ended December 31, 1999, despite a 3% decrease in the number of active subdivisions at December 31, 1999. The increase reflects order strength in our Central and Southwest Regions. In addition, the increase in our Mid-Atlantic region reflects the inclusion of that region for a full quarter, compared to the inclusion of approximately one month of operations subsequent to the acquisition of Trafalgar House in December 1998. We believe that the increase in new orders in many of our markets reflects the positive impact of population and employment growth fueled by immigration, combined with an overall strong economic environment. New orders declined in most of our Southeast markets, where increased time to obtain building permits has resulted in delays in opening new subdivisions. We expect to increase the number of active subdivisions in all of our regions during the quarter ending March 31, 2000.

The aggregate dollar value of homes in backlog at December 31, 1999 increased 1% from December 31, 1998, reflecting a 5% increase in the average price of homes in backlog, from $182,800 at December 31, 1998 to $192,400 at December 31, 1999. Partially offsetting the increase in the average price of homes in backlog was a 4% decline in the number of homes in backlog, which is consistent with the reduction in our number of active subdivisions. Over the past year we have raised sales prices in most of our markets. In addition, the increase in our average price of homes in backlog reflects a higher portion of homes in backlog in our Mid-Atlantic region, which has a higher average price than other markets.

                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (dollars in thousands):

                                                                    Three Months Ended
                                                                        December 31,
                                                                 --------------------------
                                                                      1999         1998
                                                                      ----         ----

DETAILS OF REVENUES AND CERTAIN EXPENSES:
REVENUES:
Home sales                                                          $ 303,584    $ 239,797
Land and lot sales                                                      3,305          639
Mortgage operations                                                     3,107        2,536
Intercompany elimination - mortgage                                    (1,251)        (862)
                                                                    ---------    ---------
Total revenue                                                       $ 308,745    $ 242,110
                                                                    =========    =========

COST OF HOME CONSTRUCTION AND LAND SALES
Home sales                                                          $ 253,849    $ 201,575
Land and lot sales                                                      3,150          454
Intercompany elimination - mortgage                                    (1,251)        (862)
                                                                    ---------    ---------
Total cost of home construction and land sales                      $ 255,748    $ 201,167
                                                                    =========    =========

SELLING, GENERAL AND ADMINISTRATIVE:
Homebuilding operations                                              $ 32,117     $ 26,512
Mortgage origination operations                                         2,156        1,734
                                                                    ---------    ---------
Total selling, general and administrative                            $ 34,273     $ 28,246
                                                                    =========    =========

CERTAIN ITEMS AS A PERCENTAGE OF REVENUES:
AS A PERCENTAGE OF TOTAL REVENUE:
Costs of home construction and land sales                               82.8%        83.1%
Amortization of previously capitalized interest                          1.8%         2.1%
Selling, general and administrative
    Homebuilding operations                                             10.4%        11.0%
    Mortgage operations                                                  0.7%         0.7%

AS A PERCENTAGE OF HOME SALE REVENUE:
Costs of home construction                                              83.6%        84.1%

                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


REVENUES: Revenues increased by 28% for the quarter ended December 31, 1999, compared to the prior year's December quarter, reflecting a 15% increase in the number of homes closed and a 10% increase in the average sales price of homes closed. The increase in home closings reflects the higher level of backlog at the beginning of the quarter in most of our markets.

COST OF HOME CONSTRUCTION: The cost of home construction as a percentage of home sales decreased for the quarter ended December 31, 1999, compared to the quarter ended December 31, 1998, as a result of our ability to raise prices over the past year, which has more than offset cost increases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Our selling, general and administrative ("SG&A") expense decreased as a percentage of total revenues for the quarter ended December 31, 1999 compared to the same period in the prior year as a result of higher revenues, giving us greater leverage and operating efficiency on the fixed portion of such expense.

MORTGAGE ORIGINATION OPERATIONS: Revenues increased for Beazer Mortgage during the quarter ended December 31, 1999 compared to the same quarter of the prior year, as a result of both the increase in homebuilding revenues and the completion of the rollout of Beazer Mortgage to all of our markets other than the Mid-Atlantic. Beazer Mortgage has just begun closing loans in our Mid-Atlantic region, which should contribute to increased mortgage revenues in the balance of fiscal 2000. The increase in SG&A expenses for Beazer Mortgage include the costs of starting up mortgage operations in the Mid-Atlantic region.

INCOME TAXES: Our effective income tax rate increased from 38.5% to 39.0% for the three month period ended December 31, 1999 as a result of a higher overall state tax rate.

FINANCIAL CONDITION AND LIQUIDITY:
We fulfill our short-term cash requirements with cash generated from operations and unused funds available from an unsecured revolving credit facility (the "Credit Facility") with a group of banks. During the quarter ended December 31, 1999, we amended the Credit Facility, adding two banks (now eight banks) and increasing the facility from $200 million to $250 million. Available borrowings under the facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable. At December 31, 1999, we had $58.5 million outstanding and additional available borrowings of $119.7 million under the Credit Facility.

We have $215 million of outstanding senior debt, which is comprised of $100 million of 8 7/8% Senior Notes, due in April 2008 and $115 million of Senior Notes due in March 2004 (collectively, the "Senior Notes"). All of our significant subsidiaries are guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes. Separate financial statements and other disclosures concerning each of the significant subsidiaries are not included, as the aggregate assets, liabilities, earnings and equity of the subsidiaries equal such consolidated amounts and separate subsidiary financial statements are not considered material to investors. The total assets, revenues and operating profit of the non-guarantor subsidiaries are in the aggregate immaterial on a consolidated basis. Neither the Credit Facility nor the Senior Notes restrict distributions to Beazer Homes USA, Inc. by its subsidiaries.

                             BEAZER HOMES USA, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


We have utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land. At December 31, 1999, we had 15,399 lots under option. At December 31, 1999, we had commitments with respect to option contracts with specific performance obligations of approximately $39.3 million. We expect to exercise all of our option contracts with specific performance obligations and, subject to market conditions, substantially all of our options contracts without specific performance obligations.

During March and April 1999, we paid an aggregate of $1.3 million in cash to holders of 1,732,460 shares of our Series A Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") to induce those holders to convert their preferred shares into 2,273,564 common shares in accordance with the original conversion terms of the Preferred Stock. On April 19, 1999, we called the remaining outstanding Preferred Stock for redemption and 265,376 shares of Preferred Stock were voluntarily converted into 348,406 common shares. In May 1999, we redeemed the then remaining outstanding 2,164 shares of Preferred Stock for cash (including accrued and unpaid dividends) of $26.678 per preferred share. We currently have no shares of Preferred Stock outstanding.

In November 1999, our Board of Directors approved a stock repurchase plan authorizing the purchase of up to 500,000 shares of our outstanding common stock. During the quarter ended December 31, 1999, we repurchased 165,550 shares for an aggregate purchase price of $3.1 million.

In January 2000, we filed a $300 million universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt, and/or equity securities. This shelf registration will allow the Company to expediently access capital markets periodically in the future. The timing and amount of offerings, if any, will depend on market and general business conditions.

We believe that our current borrowing capacity, together with anticipated cash flows from operations, is sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from our sources of liquidity will be sufficient to meet future capital needs. The amount and types of indebtedness that we may incur may be limited by the terms of the Indenture governing our Senior Notes and our Credit Agreement. We continually evaluate expansion opportunities through acquisition of established regional homebuilders and such opportunities may require us to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

YEAR 2000 ISSUE DISCLOSURE:
We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our ongoing business as a result of the "Year 2000 issue", however it is possible that the full impact of the date change, which was of concern to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that the Year 2000 or similar issues such as leap year-related problems may occur with payroll or financial closings at month, quarterly, or year end. We believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively affected if our subcontractors or suppliers are adversely affected by the Year 2000 or similar issues. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our subcontractors or suppliers.

OUTLOOK:
Our increased earnings for the quarter ended December 31, 1999 and our current higher level of dollar backlog make us optimistic about the prospect for increased earnings in fiscal 2000 compared to fiscal 1999. In addition, as a result of projected future increases in households and employment, we are optimistic about the long-term prospects for the US housing market and confident in our ability to take advantage of those prospects.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for future quarters including projected earnings per share for fiscal 2000, overall and market specific volume trends, pricing trends and forces in the industry, cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 2000, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most significant factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following:

  -  Economic changes nationally or in one of the Company's local markets
  -  Volatility of mortgage interest rates
  -  Increased competition in some of the Company's local markets
  - Shortages of skilled labor or raw materials used in the production of houses in one of the Company's local markets
  - Increased prices for labor, land and raw materials used in the production of houses
  -  Increased land development cost on projects under development
  -  Any delays in reacting to changing consumer preference in home design
  - Delays or difficulties in implementing the Company's initiatives to reduce its production and overhead cost structure
  - Delays in land development or home construction resulting from adverse weather conditions in one of the Company's local markets.

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

           On February 3, 2000, we held our annual meeting of shareholders. At the annual meeting, the shareholders (i) elected seven members to the Board of Directors to serve until the next annual meeting and (ii) approved the 1999 Stock Incentive Plan. The results of the voting were as follows (based on 8,864,822 outstanding shares entitled to vote):

         Election of Directors:
         ----------------------

          Name                                    For              Against             Withheld        Broker Non-votes
          ----                                    ---              -------             --------        ----------------
          Brian C. Beazer                      8,324,401              0                 57,336                 0
          Thomas B. Howard, Jr.                8,323,701              0                 58,036                 0
          Ian J. McCarthy                      8,324,001              0                 57,736                 0
          George W. Mefferd                    8,323,701              0                 58,036                 0
          D. E. Mundell                        8,324,401              0                 57,336                 0
          Larry T. Solari                      8,324,401              0                 57,336                 0
          David S. Weiss                       8,324,401              0                 57,336                 0

    Approval of 1999 Stock Incentive Plan:
    ----------------------------------------------

    For: 4,599,481   Against: 1,680,175   Abstain: 63,715   Broker Non-votes: 2,038,366
         ---------            ---------            ------                     ---------

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  27       Financial Data Schedule

           (b)    Reports on Form 8-K:

           On February 1, 2000 we filed a Form 8-K relating to our press release on our earnings for the three months ended December 31, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Beazer Homes USA, Inc.

Date:    February 14, 2000                   By:      /s/ David S. Weiss
         ------------------------------              ---------------------------------
                                             Name:    David S. Weiss
                                                      Executive Vice President and
                                                      Chief Financial Officer
