Form 10-Q
period 2000-03-31
BEAZER HOMES USA INC
filed 2000-05-09
CIK 915840

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                  YES        X                   NO
                      ---------------               ----------------

        Class                                    Outstanding at May 5, 2000
        -----                                    ---------------------------
Common Stock, $0.01 par value                         8,473,872 shares


                               Page 1 of 17 Pages
                        Exhibit Index Appears on Page 16

                             BEAZER HOMES USA, INC.
                                    FORM 10-Q

                                      INDEX




                                                                                Page No.
                                                                                --------

PART I            FINANCIAL INFORMATION

      Item 1      Financial Statements

             Condensed Consolidated Balance Sheets,
               March 31, 2000 (unaudited) and September 30, 1999                   3

             Unaudited Condensed Consolidated Statements of Operations,
               Three and Six Months Ended March 31, 2000 and 1999                  4

             Unaudited Condensed Consolidated Statements of Cash Flows,
               Six Months Ended March 31, 2000 and 1999                            5

             Notes to Unaudited Condensed Consolidated Financial Statements        6

      Item 2      Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                                     9

PART II           OTHER INFORMATION                                               16

      Item 6      Exhibits and Reports on Form 8-K

SIGNATURES                                                                        17



PART I. FINANCIAL INFORMATION

                           BEAZER HOMES USA, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       MARCH 31,      SEPTEMBER 30,
                                                         2000             1999
                                                       ---------      -------------
                                                      (UNAUDITED)
ASSETS
Cash                                                  $    6,305        $       --
Accounts receivable                                       13,301            21,416
Inventory                                                611,604           532,559
Property, plant and equipment, net                        12,995            13,102
Goodwill, net                                              7,651             8,051
Other assets                                              21,947            19,440
                                                       ---------         ---------
  Total assets                                        $  673,803        $  594,568
                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable                                $   46,647        $   45,984
Other payables and accrued liabilities                    74,688            98,922
Revolving credit facility                                 95,000                --
Senior notes                                             215,000           215,000
                                                       ---------         ---------
  Total liabilities                                      431,335           359,906

Stockholders' equity:
  Preferred stock (par value $.01 per share,
    5,000,000 shares authorized, no shares issued
    and outstanding)                                          --                --
  Common stock (par value $.01 per share,
    30,000,000 shares authorized, 12,216,242 issued,
    8,424,215 and 8,924,465 outstanding)                     123               123
  Paid in capital                                        194,528           194,528
  Retained earnings                                      113,831            97,488
  Unearned restricted stock                               (4,810)           (5,494)
  Treasury stock (3,792,027 and 3,291,777 shares)        (61,204)          (51,983)
                                                       ---------         ---------
    Total stockholders' equity                           242,468           234,662
                                                       ---------         ---------
  Total liabilities and stockholders' equity          $  673,803        $  594,568
                                                       =========         =========


See Notes to Condensed Consolidated Financial Statements

                         BEAZER HOMES USA, INC.
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS           SIX MONTHS
                                                        ENDED MARCH 31,       ENDED MARCH 31,
                                                     --------------------  --------------------
                                                        2000      1999        2000       1999
                                                        ----      ----        ----       ----

Total revenue                                        $ 332,961  $ 327,345   $ 641,706  $ 569,455
Costs and expenses:
  Home construction and land sales                     275,723    272,021     531,471    473,186
  Interest                                               6,072      6,262      11,595     11,297
  Selling, general and administrative                   36,187     35,871      70,460     64,118
                                                      --------   --------    --------   --------
Operating income                                        14,979     13,191      28,180     20,854
Other expense                                             (510)       (45)     (1,388)       (92)
                                                      --------   --------    --------   --------
Income before income taxes                              14,469     13,146      26,792     20,762
Provision for income taxes                               5,643      5,061      10,449      7,993
                                                      --------   --------    --------   --------
  Net income                                         $   8,826  $   8,085   $  16,343  $  12,769
                                                      ========   ========    ========   ========

Dividends and other payments to preferred
shareholders                                         $      --  $   2,009   $      --  $   3,009

Net income applicable to common stockholders:
     Basic                                           $   8,826  $   6,076   $  16,343  $   9,760
     Diluted                                         $   8,826  $   6,290   $  16,343  $  10,187

Weighted average number of shares (in thousands):
     Basic                                               8,308      6,550       8,403      6,219
     Diluted                                             8,619      7,471       8,710      7,139

Net income per common share:
     Basic                                           $    1.06  $    0.93   $    1.94  $    1.57
     Diluted                                         $    1.02  $    0.84   $    1.88  $    1.43


See Notes to Condensed Consolidated Financial Statements

                             BEAZER HOMES USA, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                        2000            1999
                                                        ----            ----
Cash flows from operating activities:
  Net income                                         $  16,343       $  12,769
  Adjustments to reconcile net income to
    net cash used by operating activities:
      Depreciation and amortization                      3,493           2,061
  Changes in operating assets and liabilities,
    net of effects of acquisitions
      Increase in inventory                            (79,045)        (43,585)
      Increase (decrease) in trade accounts payable        663         (25,887)
      Other changes                                    (18,384)         10,136
                                                      --------        --------
Net cash used by operating activities                  (76,930)        (44,506)
                                                      --------        --------

Cash flows from investing activities:
  Acquisitions, net of cash acquired                        --         (91,800)
  Capital expenditures                                  (2,296)         (1,472)
                                                      --------        --------
Net cash used by investing activities                   (2,296)        (93,272)
                                                      --------        --------

Cash flows from financing activities:
  Changes in revolving credit facilities, net           95,000          75,000
  Dividends and other payments
    to preferred shareholders                               --          (3,272)
  Common stock repurchases                              (9,221)             --
  Debt issuance costs                                     (248)             --
                                                      --------        --------
Net cash provided by financing activities               85,531          71,728
                                                      --------        --------

Increase (decrease) in cash and cash equivalents         6,305         (66,050)
Cash and cash equivalents at beginning of period            --          67,608
                                                      --------        --------
Cash and cash equivalents at end of period           $   6,305       $   1,558
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

(2) INVENTORY

         A summary of inventory is as follows (in thousands):


                                                                  MARCH 31,          SEPTEMBER 30,
                                                                     2000                1999
                                                                  ---------          -------------
Homes under construction.................................          $286,508             $253,031
Development projects in progress.........................           279,863              235,077
Unimproved land held for future development..............             6,660                4,539
Model homes..............................................            38,573               39,912
                                                                   --------             --------
                                                                   $611,604             $532,559
                                                                   ========             ========

         Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 194 completed homes ($31.7 million) and 162 completed homes ($27.1 million) at March 31, 2000 and September 30, 1999, respectively, that were not subject to a sales contract, excluding model homes.

         Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

(3) INTEREST

         The following table sets forth certain information regarding interest:

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             MARCH 31,                            MARCH 31,
                                                       2000             1999                2000           1999
                                                       ----             ----                ----           ----
During the period:
     Interest incurred                               $ 7,659          $ 7,080             $14,290         $13,019
     Previously capitalized interest
       amortized to costs and expenses               $ 6,072          $ 6,262             $11,595         $11,297
At the end of the period:
     Capitalized interest in ending
     inventory                                       $13,183          $11,535             $13,183         $11,535


                             BEAZER HOMES USA, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) PREFERRED STOCK TRANSACTIONS

         During 1999, we paid $1.3 million in cash to holders of 1,732,460 shares of our Series A Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") to induce those holders to convert their preferred shares into 2,273,564 common shares. We also called the remaining outstanding Preferred Stock for redemption, of which 265,376 shares were voluntarily converted into 348,406 common shares and the remaining 2,164 shares of Preferred Stock were redeemed for cash (including accrued and unpaid dividends) at $26.678 per preferred share. We currently have no shares of Preferred Stock outstanding.

(5) EARNINGS PER SHARE

         Basic and diluted earnings per share were calculated as follows (dollars in thousands, except per share amounts):


                                                            QUARTER ENDED                     SIX MONTHS ENDED
                                                              MARCH 31,                           MARCH 31,
                                                    ----------------------------         --------------------------
                                                       2000               1999              2000             1999
                                                       ----               ----              ----             ----
Earnings
  Net income                                         $ 8,826            $ 8,085           $16,343          $12,769
  Less: Dividends and other payments to
        preferred shareholders                             -              2,009                 -            3,009
                                                    ----------------------------         --------------------------
Net income applicable to common shareholders         $ 8,826            $ 6,076           $16,343          $ 9,760
                                                    ============================         ==========================

BASIC:
Net income applicable to common shareholders         $ 8,826            $ 6,076           $16,343          $ 9,760
Weighted average number of common
  shares outstanding                                   8,308              6,550             8,403            6,219
                                                    ----------------------------         --------------------------
Basic earnings per share                             $  1.06            $  0.93           $  1.94          $  1.57
                                                    ----------------------------         --------------------------

DILUTED:
Net income applicable to common shareholders         $ 8,826            $ 6,076           $16,343          $ 9,760
Add back: Certain payments to preferred shareholders       -                214                 -              427
                                                    ----------------------------         --------------------------
Adjusted net income applicable to
  common shareholders                                $ 8,826            $ 6,290           $16,343          $10,187
                                                    ----------------------------         --------------------------
Weighted average number of common
  shares outstanding                                   8,308              6,550             8,403            6,219
Effect of dilutive securities-
  Assumed conversion of Preferred Stock                    -                561                 -              561
  Restricted stock                                       262                254               262              254
  Options to acquire common stock                         49                106                45              105
                                                    ----------------------------         --------------------------
Diluted weighted common shares outstanding             8,619              7,471             8,710            7,139
                                                    ----------------------------         --------------------------
Diluted earnings per share                           $  1.02            $  0.84           $  1.88           $ 1.43
                                                    ----------------------------         --------------------------


                             BEAZER HOMES USA, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) CREDIT AGREEMENT

         We maintain a revolving line of credit with a group of banks. During December 1999, we amended the credit facility and added two banks to the group, increasing the facility from $200 million to $250 million of unsecured borrowings. Borrowings under the credit facility generally bear interest at a fluctuating rate based upon the corporate base rate of interest announced by the lead bank, the federal funds rate or LIBOR. All outstanding borrowings are due in November 2002. The credit facility contains various operating and financial covenants. Each of our significant subsidiaries is a guarantor under the credit facility.

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

(8) TREASURY STOCK REPURCHASE PROGRAM

         In November 1999, our Board of Directors approved a stock repurchase plan authorizing the purchase of up to 500,000 shares of our outstanding common stock. During the six months ended March 31, 2000, we completed the plan and repurchased 500,000 shares for an aggregate purchase price of $9.2 million.

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

ANCILLARY BUSINESSES: We provide mortgage origination services for our homebuyers through Beazer Mortgage Corp. Beazer Mortgage originates, processes and sells mortgages to third party investors. Beazer Mortgage Company does not retain or service the mortgages that it originates. During fiscal 1999 we began providing title insurance services in certain markets through Homebuilders Title Services, Inc. We will continue to evaluate opportunities to provide other ancillary services to our homebuyers.

JOINT VENTURE IN AFFORDABLE HOUSING: We have a minority interest in a joint venture with Corporacion GEO S.A.CV, the largest builder of affordable homes in Mexico, to build homes in the United States. The joint venture, which operates under the name Premier Communities, focuses exclusively on the development, construction and sale of affordable housing throughout the U.S.

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

                              BEAZER HOMES USA, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 MARCH 31,                        MARCH 31,
                                      ------------------------------    ----------------------------
                                            2000              1999            2000             1999
                                     -------------------    --------    ------------------   --------
                                                   %                                  %
                                       AMOUNT    CHANGE      AMOUNT      AMOUNT     CHANGE    AMOUNT
                                     --------   --------    --------    --------   -------   --------
NUMBER OF NEW ORDERS,
  NET OF CANCELLATIONS: (a)
    Southeast region                      990       3.3%         958       1,527     (1.8)%     1,555
    Southwest region                      981      13.3          866       1,601      8.5       1,476
    Central region                        200      53.8          130         288     38.5         208
    Mid-Atlantic region                   368      (8.9)         404         628     34.2         468
                                     --------               --------    --------             --------
    Total                               2,539       7.7        2,358       4,044      9.1       3,707
                                     ========               ========    ========             ========

NUMBER OF CLOSINGS:
    Southeast region                      664      (6.2)%        708       1,215     (2.3)%     1,243
    Southwest region                      706      (2.6)         725       1,391      5.4       1,320
    Central region                        129       0.8          128         251     (4.9)        264
    Mid-Atlantic region                   250       4.2          240         503     35.9         370
                                     --------               --------    --------             --------
    Total                               1,749      (2.9)       1,801       3,360      5.1       3,197
                                     ========               ========    ========             ========

TOTAL HOMEBUILDING REVENUE:
    Southeast region                 $107,690      (9.5)%   $118,933    $202,943     (1.8)%  $206,677
    Southwest region                  139,325       6.5      130,796     272,222     17.5     231,739
    Central region                     24,849       9.3       22,730      46,945     (1.5)     47,648
    Mid-Atlantic region                53,748       1.8       52,785     107,086     35.6      78,977
                                     --------               --------    --------             --------
    Total                            $325,612       0.1     $325,244    $629,196     11.4    $565,041
                                     ========               ========    ========             ========

AVERAGE SALES PRICE PER HOME CLOSED:
    Southeast region                 $  162.2      (3.5)%   $  168.0    $  167.0      0.5%   $  166.3
    Southwest region                    197.3       9.4        180.4       195.7     11.5       175.6
    Central region                      192.6       8.5        177.6       187.0      3.6       180.5
    Mid-Atlantic region                 215.0      (2.2)       219.9       212.9     (0.3)      213.5
    Total                               186.2       3.1        180.6       187.3      6.0       176.7


(a) New orders for the six months ended March 31, 1999 do not include 555 homes in backlog acquired in a business acquisition.

                             BEAZER HOMES USA, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued):

                                                 MARCH 31,
                                      ------------------------------
                                             2000             1999
                                      -------------------   --------
                                                    %
                                       AMOUNT     CHANGE     AMOUNT
                                      --------   --------   --------
BACKLOG UNITS AT END OF PERIOD:
  Southeast region                       1,311      (4.9)%     1,378
  Southwest region                         996      10.8         899
  Central region                           243      (7.3)        262
  Mid-Atlantic region                      692      18.7         583
                                      --------              --------
  Total                                  3,242       3.8       3,122
                                      ========              ========

AGGREGATE SALES VALUE OF HOMES IN
 BACKLOG AT END OF PERIOD:            $635,328       9.7%   $579,332
                                      ========              ========

NUMBER OF ACTIVE SUBDIVISIONS AT
 END OF PERIOD:
  Southeast region                         114      (6.6)%       122
  Southwest region                          68       4.6          65
  Central region                            25     (21.9)         32
  Mid-Atlantic region                       42       0.0          42
                                      --------              --------
  Total                                    249      (4.6)        261
                                      --------              --------

NEW ORDERS AND BACKLOG: New orders increased by 8% and 9% during the three and six month periods ended March 31, 2000, respectively, despite a 5% decrease in the number of active subdivisions at March 31, 2000. The increase reflects order strength in our Central and Southwest Regions. In addition, the increase in our Mid-Atlantic region for the six months ended March 31, 2000 reflects the inclusion of that region for a full six months, compared to the inclusion of approximately four months of operations subsequent to the acquisition of Trafalgar House in December 1998. We believe that the increase in new orders in many of our markets reflects the positive impact of population and employment growth fueled by immigration, combined with an overall strong economic environment. New orders for the three and six months ended March 31, 2000 declined in most of our Southeast markets, where increased time to obtain building permits resulted in delays in opening new subdivisions.

The aggregate dollar value of homes in backlog at March 31, 2000 increased 10% from March 31, 1999, reflecting a 4% increase in the number of homes in backlog and a 6% increase in the average price of homes in backlog, from $185,600 at March 31, 1999 to $196,000 at March 31, 2000. The increased average price of homes in backlog reflects our continued ability to raise prices in most of our markets.

                             BEAZER HOMES USA, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (dollars in thousands):

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    MARCH 31,               MARCH 31,
                                             ----------------------   --------------------
                                               2000          1999       2000        1999
                                               ----          ----       ----        ----
DETAILS OF REVENUES AND CERTAIN EXPENSES:
REVENUES:
Home sales                                   $325,612     $325,244    $629,196    $565,041
Land and lot sales                              5,151          363       8,456       1,002
Mortgage operations                             3,627        3,314       6,734       5,850
Intercompany elimination--mortgage             (1,429)      (1,576)     (2,680)     (2,438)
                                             --------     --------    --------    --------
Total revenue                                $332,961     $327,345    $641,706    $569,455
                                             ========     ========    ========    ========

COST OF HOME CONSTRUCTION AND LAND SALES
Home sales                                   $273,336     $273,260    $526,074    $474,835
Land and lot sales                              3,816          337       8,077         791
Intercompany elimination--mortgage             (1,429)      (1,576)     (2,680)     (2,438)
                                             --------     --------    --------    --------
Total cost of home construction and
  land sales                                 $275,723     $272,021    $531,471    $473,188
                                             ========     ========    ========    ========

SELLING, GENERAL AND ADMINISTRATIVE:
Homebuilding operations                      $ 33,767     $ 33,778    $ 66,176    $ 60,291
Mortgage origination operations                 2,420        2,093       4,285       3,827
                                             --------     --------    --------    --------
Total selling, general and administrative    $ 36,187     $ 35,871    $ 70,461    $ 64,118
                                             ========     ========    ========    ========

CERTAIN ITEMS AS A PERCENTAGE OF REVENUES:
AS A PERCENTAGE OF TOTAL REVENUE:
Costs of home construction and land sales        82.8%        83.1%       82.8%       83.1%
Amortization of previously capitalized
  interest                                        1.8%         1.9%        1.8%        2.0%
Selling, general and administrative
  Homebuilding operations                        10.1%        10.3%       10.3%       10.6%
  Mortgage operations                             0.7%         0.6%        0.7%        0.7%

AS A PERCENTAGE OF HOME SALE REVENUE:
Costs of home construction                       83.9%        84.0%       83.6%       84.0%


REVENUES: Revenues increased by 2% for the three months ended March 31, 2000 compared to the same period in the prior year., reflecting a 3% increase in the average sales price of homes closed and an increase in revenues from land sales, offset by a 3% decrease in the number of homes closed. The decrease in home closings reflects the lower level of backlog at the beginning of the quarter. The 13% increase in revenues for the six months ended March 31, 2000 reflects a 5% increase in the number of homes closed and 6% increase in the average price.

                             BEAZER HOMES USA, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COST OF HOME CONSTRUCTION: The cost of home construction as a percentage of home sales decreased for the three and six months ended March 31, 2000, compared to the same periods of the prior year, as a result of our ability to raise prices, which has more than offset cost increases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Our selling, general and administrative ("SG&A") expense decreased as a percentage of total revenues for the three and six months ended March 31, 2000, compared to the same periods of the prior year, as a result of higher revenues, giving us greater leverage and operating efficiency on the fixed portion of such expense, and the completion of the integration of our Mid-Atlantic division, acquired in 1999.

MORTGAGE ORIGINATION OPERATIONS: Revenues increased for Beazer Mortgage during the three and six months ended March 31, 2000, compared to the same periods of the prior year, as a result of both the increase in homebuilding revenues and the completion of the rollout of Beazer Mortgage to all of our markets. Beazer Mortgage has just begun closing loans in our Mid-Atlantic region, which should contribute to increased mortgage revenues in the balance of fiscal 2000. The increase in SG&A expenses for Beazer Mortgage include the costs of starting up mortgage operations in the Mid-Atlantic region.

INCOME TAXES: Our effective income tax rate increased from 38.5% to 39.0% for both the three and six month periods ended March 31, 2000 as a result of a higher overall state tax rate.

FINANCIAL CONDITION AND LIQUIDITY:

We fulfill our short-term cash requirements with cash generated from operations and unused funds available from an unsecured revolving credit facility (the "Credit Facility") with a group of banks. In December 1999, we amended the Credit Facility, adding two banks (now eight banks) and increasing the facility from $200 million to $250 million. Available borrowings under the facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable. At March 31, 2000, we had $95 million outstanding and additional available borrowings of $125 million under the Credit Facility.

We have $215 million of outstanding senior debt, which is comprised of $100 million of 8 7/8% Senior Notes due in April 2008 and $115 million of Senior Notes due in March 2004 (collectively, the "Senior Notes"). All of our significant subsidiaries are guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes. Separate financial statements and other disclosures concerning each of the significant subsidiaries are not included, as the aggregate assets, liabilities, earnings and equity of the subsidiaries equal such consolidated amounts and separate subsidiary financial statements are not considered material to investors. The total assets, revenues and operating profit of the non-guarantor subsidiaries are in the aggregate immaterial on a consolidated basis. Neither the Credit Facility nor the Senior Notes restrict distributions to Beazer Homes USA, Inc. by its subsidiaries.

                             BEAZER HOMES USA, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

We have utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land. At March 31, 2000, we had 15,007 lots under option. At March 31, 2000, we had commitments with respect to option contracts with specific performance obligations of approximately $35.6 million. We expect to exercise all of our option contracts with specific performance obligations and, subject to market conditions, substantially all of our options contracts without specific performance obligations.

During 1999, we paid $1.3 million in cash to holders of 1,732,460 shares of our Series A Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") to induce those holders to convert their preferred shares into 2,273,564 common shares. We also called the remaining outstanding Preferred Stock for redemption, of which 265,376 shares were voluntarily converted into 348,406 common shares and the remaining 2,164 shares of Preferred Stock were redeemed for cash (including accrued and unpaid dividends) of $26.678 per preferred share. We currently have no shares of Preferred Stock outstanding.

In November 1999, our Board of Directors approved a stock repurchase plan authorizing the purchase of up to 500,000 shares of our outstanding common stock. During the six months ended March 31, 2000, we completed the plan and repurchased 500,000 shares for an aggregate purchase price of $9.2 million.

In January 2000, we filed a $300 million universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt and/or equity securities. This shelf registration will allow the Company to expediently access capital markets periodically in the future. The timing and amount of offerings, if any, will depend on market and general business conditions.

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

OUTLOOK:

Our increased earnings for the six months ended March 31, 2000 and our current higher level of backlog make us optimistic about the prospect for increased earnings in fiscal 2000 compared to fiscal 1999. In addition, as a result of projected future increases in households and employment, we are optimistic about the long-term prospects for the US housing market. Further, we believe that a number of e-business initiatives that we are currently implementing will enhance our ability to take advantage of these prospects and will ultimately improve our profitability.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits:

                   27       Financial Data Schedule

          (b)      Reports on Form 8-K:

                   We did not file any reports on Form 8-K during the quarter ended March 31, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Beazer Homes USA, Inc.

Date:   May 8, 2000                        By:      /s/ David S. Weiss
        ----------------------                      ----------------------------
                                           Name:    David S. Weiss
                                                    Executive Vice President and
                                                    Chief Financial Officer