Form 10-Q
period 2000-06-30
BEAZER HOMES USA INC
filed 2000-08-11
CIK 915840

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  001-12822

BEAZER HOMES USA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	58-2086934 (I.R.S. employer identification no.)
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

Yes /x/	No / /
Class	Outstanding at August 11, 2000
Common Stock, par value $.01 per share	8,473,872 shares

Page 1 of 17 Pages
Exhibit Index Appears on Page 16

BEAZER HOMES USA, INC.
FORM 10-Q

INDEX

Page No.
PART I FINANCIAL INFORMATION
Item 1 Financial Statements
Condensed Consolidated Balance Sheets, June 30, 2000 (unaudited) and September 30, 1999	3
Unaudited Condensed Consolidated Statements of Operations, Three and Nine Months Ended June 30, 2000 and 1999	4
Unaudited Condensed Consolidated Statements of Cash Flows, Nine Months Ended June 30, 2000 and 1999	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3 Quantitative and Qualitative Disclosures About Market Risk	15
PART II OTHER INFORMATION
Item 6 Exhibits and Reports on Form 8-K	16
SIGNATURES	17

Part I.  Financial Information

BEAZER HOMES USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30, 2000	September 30, 1999
	(unaudited)
ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable	14,688	21,416
Inventory	669,787	532,559
Property, plant and equipment, net	12,595	13,102
Goodwill, net	7,450	8,051
Other assets	21,449	19,440

Total assets	$725,969	$594,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$58,499	$45,984
Other liabilities	89,056	98,922
Revolving credit facility	110,000	—
Senior notes	215,000	215,000

Total liabilities	472,555	359,906

Stockholders' equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock (par value $.01 per share, 30,000,000 shares authorized, 12,265,899 issued, 8,473,872 and 8,974,122 outstanding)	123	123
Paid in capital	194,528	194,528
Retained earnings	124,405	97,488
Unearned restricted stock	(4,438)	(5,494)
Treasury stock (3,792,027 and 3,291,777 shares)	(61,204)	(51,983)

Total stockholders' equity	253,414	234,662

Total liabilities and stockholders' equity	$725,969	$594,568

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2000	1999	2000	1999
Total revenue	$389,557	$370,431	$1,031,263	$939,885
Costs and expenses:
Home construction and land sales	318,912	306,424	850,385	779,632
Interest	7,252	6,472	18,847	17,769
Selling, general and administrative	42,450	40,571	112,911	104,689

Operating income	20,943	16,964	49,120	37,795
Other expense	(3,608)	(294)	(4,994)	(364)

Income before income taxes	17,335	16,670	44,126	37,431
Provision for income taxes	6,761	6,418	17,209	14,410

Net income	$10,574	$10,252	$26,917	$23,021

Dividends and other payments to preferred stockholders	$—	$36	$—	$3,343
Net income applicable to common stockholders:
Basic	$10,574	$10,216	$26,917	$19,678
Diluted	$10,574	$10,252	$26,917	$23,021
Weighted average number of shares:
Basic	8,088	8,285	8,310	6,908
Diluted	8,412	8,919	8,622	8,922
Net income per common share:
Basic	$1.31	$1.23	$3.24	$2.85
Diluted	$1.26	$1.15	$3.12	$2.58

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended June 30,
	2000	1999
Cash flows from operating activities:
Net income	$26,917	$23,021
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	5,159	3,449
Changes in operating assets and liabilities, net of effects of acquisitions
Increase in inventory	(137,228)	(53,629)
Increase (decrease) in trade accounts payable	12,515	(18,304)
Other changes	(4,881)	13,290

Net cash used by operating activities	(97,518)	(32,173)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(91,800)
Capital expenditures	(3,013)	(2,186)

Net cash used by investing activities	(3,013)	(93,986)

Cash flows from financing activities:
Changes in revolving credit facility, net	110,000	62,000
Dividends and other payments to preferred stockholders	—	(3,449)
Common stock repurchases	(9,221)	—
Debt issuance costs	(248)	—

Net cash provided by financing activities	100,531	58,551

Increase (decrease) in cash and cash equivalents	—	(67,608)
Cash and cash equivalents at beginning of period	—	67,608

Cash and cash equivalents at end of period	$—	$—

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

(2) Inventory

    A summary of inventory is as follows (in thousands):

	June 30, 2000	September 30, 1999
Homes under construction	$333,341	$253,031
Development projects in progress	289,031	235,077
Unimproved land held for future development	3,243	4,539
Model homes	44,172	39,912

	$669,787	$532,559

    Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 176 completed homes ($25.7 million) and 162 completed homes ($27.1 million) at June 30, 2000 and September 30, 1999, respectively, that were not subject to a sales contract, excluding model homes.

    Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

(3) Interest

    The following table sets forth certain information regarding interest:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2000	1999	2000	1999
During the period:
Interest incurred	$8,316	$6,962	$22,606	$19,981
Previously capitalized interest amortized to costs and expenses	$7,252	$6,472	$18,847	$17,769
At the end of the period:
Capitalized interest in ending inventory	$14,247	$12,025	$14,247	$12,025

(4) Preferred Stock Transactions

    During the first nine months of fiscal 1999, we paid $1.3 million in cash to holders of 1,732,460 shares of our Series A Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") to induce those holders to convert their preferred shares into 2,273,564 common shares. We also called the remaining outstanding Preferred Stock for redemption, of which 265,376 shares were voluntarily converted into 348,406 common shares and the remaining 2,164 shares of Preferred Stock were redeemed for cash (including accrued and unpaid dividends) at $26.678 per preferred share. We currently have no shares of Preferred Stock outstanding.

5) Earnings Per Share

    Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2000	1999	2000	1999
Earnings
Net income	$10,574	$10,252	$26,917	$23,021
Less: Dividends and other payments to preferred stockholders	—	36	—	3,343

Net income applicable to common stockholders	$10,574	$10,216	$26,917	$19,678

Basic:
Net income applicable to common stockholders	$10,574	$10,216	$26,917	$19,678
Weighted average number of common shares outstanding	8,088	8,285	8,310	6,908

Basic earnings per share	$1.31	$1.23	$3.24	$2.85

Diluted:
Net income applicable to common stockholders	$10,574	$10,216	$26,917	$19,678
Add back: Dividends and other payments to preferred stockholders	—	36	—	3,343

Adjusted net income applicable to common stockholders	$10,574	$10,252	$26,917	$23,021

Weighted average number of common shares outstanding	8,088	8,285	8,310	6,908
Effect of dilutive securities-
Assumed conversion of Preferred Stock	—	274	—	1,647
Restricted stock	286	273	270	268
Options to acquire common stock	38	87	42	99

Diluted weighted common shares outstanding	8,412	8,919	8,622	8,922

Diluted earnings per share	$1.26	$1.15	$3.12	$2.58

(6) Revolving Credit Agreement

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

(7) Investment in Unconsolidated Joint Venture

    We have a non-controlling 49% interest in Premier Communities, a joint venture with Corporacion GEO S.A. de C.V., a Mexican homebuilder, to build affordable housing in the United States. The joint venture has experienced losses since its inception in 1997 and is now in the process of winding down. Included in other expense for the quarter ended June 30, 2000 is a $3.3 million charge ($.24 per share after-tax) to reflect the write-off of our remaining, now impaired, investment in the joint venture and our expected obligation to fund certain of the letters of credit we have issued to guarantee our share of the outstanding indebtedness of the joint venture. In addition to the charge for the costs of winding down the joint venture, other expense includes our share of the joint venture's operating losses of $1.0 million and $2.8 million for the three and nine months ended June 30, 2000, respectively and $0.5 million and $1.1 million for the three and nine months ended June 30, 1999, respectively. We currently do not expect to record further charges relating to the winding down of the joint venture in the future.

(8) Acquisitions

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

(9) Treasury Stock Repurchase Program

    In November 1999, our Board of Directors approved a stock repurchase plan authorizing the purchase of up to 500,000 shares of our outstanding common stock. During the first two quarters of fiscal 2000, we completed the plan and repurchased 500,000 shares on the open market for an aggregate purchase price of $9.2 million.

(10) Recent Accounting Pronouncements

    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 (as now amended) is effective for all fiscal quarters of years beginning after June 15, 2000. We do not believe this standard will have a material effect on our financial statements.

BEAZER HOMES USA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:

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

    Ancillary Businesses:  We provide mortgage origination services for our homebuyers through Beazer Mortgage Corp. Beazer Mortgage originates, processes and sells mortgages to third party investors. Beazer Mortgage Corp. does not retain or service the mortgages that it originates. During fiscal 1999 we began providing title insurance services in certain markets through Homebuilders Title Services, Inc. We will continue to evaluate opportunities to provide other ancillary services to our homebuyers.

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

    The following presents certain operating and financial data for Beazer (dollars in thousands):

	Three Months Ended June 30,			Nine Months Ended June 30,
	2000		1999	2000		1999
	Amount	% Change	Amount	Amount	% Change	Amount
Number of new orders, net of cancellations: (a)
Southeast region	705	(19.9)%	880	2,232	(8.3)%	2,435
Southwest region	939	20.7	778	2,540	12.7	2,254
Central region	241	63.9	147	529	49.0	355
Mid-Atlantic region	305	(7.3)	329	933	17.1	797

Total	2,190	2.6	2,134	6,234	6.7	5,841

Number of closings:
Southeast region	763	(4.1)%	796	1,978	(3.0)%	2,039
Southwest region	752	2.5	734	2,143	4.3	2,054
Central region	153	(6.1)	163	404	(5.4)	427
Mid-Atlantic region	311	16.0	268	814	27.6	638

Total	1,979	0.9	1,961	5,339	3.5	5,158

Total homebuilding revenue:
Southeast region	$127,966	(3.9)%	$133,118	$330,909	(2.6)%	$339,795
Southwest region	153,278	7.1	143,083	425,500	13.5	374,821
Central region	26,428	(7.2)	28,482	73,372	(3.6)	76,130
Mid-Atlantic region	71,952	18.3	60,798	179,039	28.1	139,775

Total	$379,624	3.9	$365,481	$1,008,820	8.4	$930,521

Average sales price per home closed:
Southeast region	$167.7	0.3%	$167.2	$167.3	0.4%	$166.6
Southwest region	203.8	4.6	194.9	198.6	8.8	182.5
Central region	172.7	(1.1)	174.7	181.6	1.9	178.3
Mid-Atlantic region	231.4	2.0	226.9	219.9	0.4	219.1
Total	191.8	2.9	186.4	189.0	4.7	180.4

(a)
New orders for the nine months ended June 30, 1999 do not include 555 homes in backlog acquired in a business acquisition.

	June 30,
	2000		1999
	Amount	% Change	Amount
Backlog units at end of period:
Southeast region	1,253	(14.3)%	1,462
Southwest region	1,183	25.5	943
Central region	331	34.6	246
Mid-Atlantic region	686	6.5	644

Total	3,453	4.8	3,295

Aggregate sales value of homes in backlog at end of period:	$678,836	10.8%	$612,552

Number of active subdivisions at end of period:
Southeast region	115	2.7%	112
Southwest region	74	8.8	68
Central region	24	(14.3)	28
Mid-Atlantic region	39	(7.1)	42

Total	252	0.8	250

    New Orders and Backlog:  New orders increased by 3% and 7% during the three and nine month periods ended June 30, 2000, respectively, with only a 1% increase in the number of active subdivisions at June 30, 2000. The increase reflects order strength in our Central and Southwest Regions. We believe that the increase in new orders in many of our markets reflects the positive impact of population and employment growth fueled by immigration, combined with an overall strong economic environment. New orders for the three and nine months ended June 30, 2000 declined in most of our Southeast markets, where increased time to obtain building permits resulted in delays in opening new subdivisions.

    The aggregate dollar value of homes in backlog at June 30, 2000 increased 11% from June 30, 1999, reflecting a 5% increase in the number of homes in backlog and a 6% increase in the average price of homes in backlog, from $185,900 at June 30, 1999 to $196,600 at June 30, 2000. The increased average price of homes in backlog reflects our continued ability to raise prices in most of our markets, as well as increased sales of options and upgrades on homes through our design centers.

    The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2000	1999	2000	1999
Details of revenues and certain expenses:
Revenues:
Home sales	$379,624	$365,481	$1,008,820	$930,521
Land and lot sales	7,146	3,553	15,602	4,555
Mortgage operations	4,551	3,467	11,285	9,829
Intercompany elimination—mortgage	(1,764)	(2,070)	(4,444)	(5,020)

Total revenue	$389,557	$370,431	$1,031,263	$939,885

Cost of home construction and land sales:
Home sales	$315,642	$305,521	$842,829	$780,874
Land and lot sales	5,034	2,973	12,000	3,778
Intercompany elimination—mortgage	(1,764)	(2,070)	(4,444)	(5,020)

Total cost of home construction and land sales	$318,912	$306,424	$850,385	$779,632

Selling, general and administrative:
Homebuilding operations	$39,760	$38,437	$105,936	$98,728
Mortgage origination operations	2,690	2,134	6,975	5,961

Total selling, general and administrative	$42,450	$40,571	$112,911	$104,689

Certain items as a percentage of revenues:
As a percentage of total revenue:
Costs of home construction and land sales	81.9%	82.7%	82.5%	82.9%
Amortization of previously capitalized interest	1.9%	1.7%	1.8%	1.9%
Selling, general and administrative
Homebuilding operations	10.2%	10.4%	10.3%	10.5%
Mortgage operations	0.7%	0.6%	0.7%	0.6%
As a percentage of home sales revenue:
Costs of home construction	83.1%	83.6%	83.5%	83.9%

    Revenues:  Revenues increased by 5% for the three months ended June 30, 2000 compared to the same period in the prior year, reflecting a 3% increase in the average sales price of homes closed, an increase in revenues from land sales, and a 1% increase in the number of homes closed. The 10% increase in revenues for the nine months ended June 30, 2000 reflects a 4% increase in the number of homes closed and a 5% increase in the average price.

    Cost of Home Construction:  The cost of home construction as a percentage of home sales decreased for the three and nine months ended June 30, 2000, compared to the same periods of the prior year, as a result of our ability to raise prices, which has more than offset cost increases. In addition the increase in our sales of options and upgrades has contributed to the improvement in gross profit margin. Such options and upgrades generally have gross margins approximately double that of our base homes.

    Selling, General and Administrative Expense:  Our selling, general and administrative ("SG&A") expense decreased as a percentage of total revenues for the three and nine months ended June 30, 2000, compared to the same periods of the prior year, as a result of higher revenues, giving us greater leverage and operating efficiency on the fixed portion of such expense, and the completion of the integration of our Mid-Atlantic division, acquired in 1999.

    Mortgage Origination Operations:  Revenues increased for Beazer Mortgage during the three and nine months ended June 30, 2000, compared to the same periods of the prior year, as a result of both the increase in homebuilding revenues and the completion of the rollout of Beazer Mortgage to all of our markets. Beazer Mortgage began closing loans in our Mid-Atlantic region during fiscal 2000, which should contribute to increased mortgage revenues in the balance of fiscal 2000. The increase in SG&A expenses for Beazer Mortgage include the costs of starting up mortgage operations in the Mid-Atlantic region.

    Investment in Unconsolidated Joint Venture:  We have a non-controlling 49% interest in Premier Communities, a joint venture with Corporacion GEO S.A. de C.V., a Mexican homebuilder, to build affordable housing in the United States. The joint venture has experienced losses since its inception in 1997 and is now in the process of winding down. Included in other expense for the quarter ended June 30, 2000 is a $3.3 million charge ($.24 per share after-tax) for the write-off of our remaining, now impaired, investment in the joint venture and our expected obligation to fund certain of the letters of credit we have issued to guarantee our share of the outstanding indebtedness of the joint venture. In addition to the charge for the costs of winding down the joint venture, other expense includes our share of the joint venture's operating losses of $1.0 million and $2.8 million for the three and nine months ended June 30, 2000, respectively and $0.5 million and $1.1 million for the three and nine months ended June 30, 1999, respectively. We currently do not expect to record further charges relating to the winding down of the joint venture in the future.

    Income Taxes:  Our effective income tax rate increased from 38.5% to 39.0% for both the three and nine month periods ended June 30, 2000 as a result of a higher overall state tax rate.

FINANCIAL CONDITION AND LIQUIDITY:

    We fulfill our short-term cash requirements with cash generated from operations and unused funds available from an unsecured revolving credit facility (the "Credit Facility") with a group of banks. In December 1999, we amended the Credit Facility, adding two banks (now eight banks) and increasing the facility from $200 million to $250 million. Available borrowings under the facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, raw land and accounts receivable. At June 30, 2000, we had $110 million outstanding and additional available borrowings of $114 million under the Credit Facility.

    We have $215 million of outstanding senior debt, which is comprised of $100 million of 8 7/8% Senior Notes due in April 2008 and $115 million of 9% Senior Notes due in March 2004 (collectively, the "Senior Notes"). All of our significant subsidiaries are guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes. Separate financial statements and other disclosures concerning each of the significant subsidiaries are not included, as the aggregate assets, liabilities, earnings and equity of the subsidiaries equal such consolidated amounts and separate subsidiary financial statements are not considered material to investors. The total assets, revenues and operating profit of the non-guarantor subsidiaries are in the aggregate immaterial on a consolidated basis. Neither the Credit Facility nor the Senior Notes restrict distributions to Beazer Homes USA, Inc. by its subsidiaries.

    We have utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land. At June 30, 2000, we had 15,189 lots under option. At June 30, 2000, we had commitments with respect to option contracts with specific performance obligations of approximately $34.7 million. We expect to exercise all of our option contracts with specific performance obligations and, subject to market conditions, substantially all of our options contracts without specific performance obligations.

    During the first nine months of fiscal 1999, we paid $1.3 million in cash to holders of 1,732,460 shares of our Series A Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") to induce those holders to convert their preferred shares into 2,273,564 common shares. We also called the remaining outstanding Preferred Stock for redemption, of which 265,376 shares were voluntarily converted into 348,406 common shares and the remaining 2,164 shares of Preferred Stock were redeemed for cash (including accrued and unpaid dividends) of $26.678 per preferred share. We currently have no shares of Preferred Stock outstanding.

    In November 1999, our Board of Directors approved a stock repurchase plan authorizing the purchase of up to 500,000 shares of our outstanding common stock. During the first two quarters of fiscal 2000, we completed the plan and repurchased 500,000 shares on the open market for an aggregate purchase price of $9.2 million.

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

OUTLOOK:

    Our increased earnings for the nine months ended June 30, 2000 and our current higher level of backlog make us optimistic about the prospect for increased earnings in fiscal 2000 compared to fiscal 1999. In addition, as a result of projected future increases in households and employment, we are optimistic about the long-term prospects for the US housing market. Further, we believe that a number of e-business initiatives that we are currently implementing will enhance our ability to take advantage of these prospects and will ultimately improve our profitability.

    Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

    This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for future quarters including projected earnings per share for fiscal 2000, overall and market specific volume trends, pricing trends and forces in the industry, cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 2000, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most significant factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following:

  •
  Economic changes nationally or in one or more of the Company's local markets

  •
  Volatility of mortgage interest rates

  •
  Increased competition

  •
  Changes in the costs of winding down Premier Communities

  •
  Shortages of skilled labor or raw materials used in the production of houses

  •
  Increased prices for labor, land and raw materials used in the production of houses

  •
  Increased land development cost on projects under development

  •
  Any delays in reacting to changing consumer preference in home design

  •
  Delays or difficulties in implementing the Company's initiatives to reduce its production and overhead cost structure

  •
  Delays in land development or home construction resulting from adverse weather conditions

  •
  Potential delays or increased costs in obtaining necessary permits as a result of changes to laws, regulations or governmental policies.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

    There have been no changes since our Annual Report on Form 10-K for the year ended September 30, 1999.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

        27  Financial Data Schedule

      (b) Reports on Form 8-K:

        We did not file any reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAZER HOMES USA, INC.
DATE: AUGUST 11, 2000	By:	/s/ DAVID S. WEISS David S. Weiss Executive Vice President and Chief Financial Officer

QuickLinks

BEAZER HOMES USA, INC. FORM 10-Q
INDEX
BEAZER HOMES USA, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES