Form 10-K
period 2000-09-30
BEAZER HOMES USA INC
filed 2000-12-22
CIK 915840

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12822

Beazer Homes USA, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2086934 (I.R.S. Employer Identification No.)

5775 Peachtree Dunwoody Road, Suite B-200, Atlanta, Georgia 30342
(Address of principal executive offices)  (Zip code)

(Registrant's telephone number including area code) (404) 250-3420

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities	Exchanges on which Registered
Common Stock, $.01 par value per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (7,743,695 shares) as of December 8, 2000, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $278,773,020. The number of shares outstanding of the registrant's Common Stock as of December 8, 2000 was 8,483,824.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K Where Incorporated
Portions of the registrant's 2000 Annual Report to Shareholders for the fiscal year ended September 30, 2000	II
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 1, 2001	I, III

BEAZER HOMES USA, INC.

FORM 10-K

PART I

Item 1.  Business

    Our principal executive offices are located at 5775 Peachtree Dunwoody Road, Suite B-200, Atlanta, Georgia 30342, telephone (404) 250-3420. We also provide information about our active communities and mortgage financing through our Internet web site located at www.beazer.com.

    Beazer Homes USA, Inc. designs, builds and sells single family homes in the following locations within the United States:

Region/State	Market(s) / Year Entered
Southeast Region:
Florida	Jacksonville (1993), Fort Myers/Naples (1996), Tampa/St. Petersburg (1996), Treasure Coast (1995), Orlando (1997)
Georgia	Atlanta (1985)
North Carolina	Charlotte (1987), Raleigh (1992), Greensboro (1999)
South Carolina	Charleston (1987), Columbia (1993), Myrtle Beach (1996), Greenville (1998)
Tennessee	Knoxville (1995), Nashville (1987)
Southwest Region:
Arizona	Phoenix (1993)
California	Los Angeles County (1993), Orange County (1993), Riverside & San Bernadino Counties (1993), San Diego County (1992), Ventura County (1993), Sacramento (1993)
Nevada	Las Vegas (1993)
Central Region:
Texas	Dallas (1995), Houston (1995)
Mid-Atlantic Region:
Maryland	Baltimore (1998), Metro-Washington DC (1998)
New Jersey/Pennsylvania	Central and Southern New Jersey (1998), Bucks County, PA (1998)
Virginia	Fairfax County (1998), Loudoun County (1998), Prince William County (1998)

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

Quality Homes for Entry-Level and First Time Move-Up Home Buyers.  We seek to maximize customer satisfaction by offering homes which incorporate quality materials, distinctive design features, convenient locations and competitive prices. We focus on entry-level and first time move-up home buyers because we believe they represent the largest segment of the homebuilding market. During fiscal year 2000, the average sales price of our homes sold was approximately $190,700.

Additional Products and Services for Homebuyers.  In order to maximize our profitability and provide our homebuyers with the additional products and services that they desire, we have incorporated design centers and mortgage origination operations into our business. Recognizing that homebuyers want to choose certain components of their new home, we began offering limited customization through the use of design centers in most of our markets. These design centers allow the homebuyer to select certain non-structural customizations for their homes such as cabinetry, flooring, fixtures, appliances and wallcoverings. Additionally, recognizing the homebuyer's desire to simplify the financing process, we began originating mortgages on behalf of our customers through Beazer Mortgage Corp. Beazer Mortgage originates, processes and sells mortgages to third party investors. Beazer Mortgage does not retain or service the mortgages that it originates. We also provide title insurance to our homebuyers in many of our markets. During fiscal 2000, we formed an insurance agency to provide homeowners and other insurance to our homebuyers.

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

Conservative Land Policies.  We seek to maximize our return on capital by limiting our investment in land and by focusing on inventory turnover. To implement this strategy and to reduce the risks associated with investments in land, we use options to control land whenever possible. In addition, we do not speculate in land which is not generally subject to entitlements providing basic development rights to the owner.

Value Created.  We measure our financial performance using Value Created, a variation of economic profit or economic value added. Value Created measures the extent to which we beat our cost of capital.

Company History

    In March 1994, we completed a concurrent initial public offering of common stock and issuance of senior notes (the "IPO"). Prior to our IPO, we were an indirect wholly-owned subsidiary of Hanson PLC ("Hanson"), a company registered in the United Kingdom. Hanson currently does not hold any investment, or ongoing interest, in us.

Recent Business Developments

    Internet E-business Strategy:  During fiscal 2000 we upgraded and expanded our website, beazer.com, which is currently used principally as a tool for marketing our homes and services to our customers. We anticipate upgrading our website further during fiscal 2001 to provide additional ability to communicate with our customers, employees, suppliers and subcontractors, including the introduction of MyBeazerHome.com, a personalized web page for our homebuyers created once they sign a contract. We are also actively evaluating means of using the internet to conduct transactions both between us and the consumer (B2C) and between us and other businesses (B2B).

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

    The following table summarizes certain operating information regarding our markets as of and for the year ended September 30, 2000 (dollars in thousands):

State	Number of Active Subdivisions	Number of Homes Closed	Average Closing Price	Units in Backlog at Year End	Dollar Value of Backlog at Year End
Arizona	28	1,180	$153.2	381	$59,750
California	29	1,475	237.1	586	129,283
Florida	43	917	212.3	392	93,127
Georgia	9	193	200.0	116	16,199
Maryland	11	352	200.4	128	29,322
Nevada	11	375	179.7	182	31,610
New Jersey/Pennsylvania	11	220	307.0	110	27,477
North Carolina	28	897	132.7	153	19,941
South Carolina	15	589	133.9	107	17,731
Tennessee	23	420	206.5	107	23,983
Texas	28	642	177.8	259	36,014
Virginia	19	597	218.0	408	92,056

Total Company	255	7,857	$190.7	2,929	$576,493

    Our homebuilding and marketing activities are conducted under the name of Beazer Homes in each of our markets except as follows:

Market	Doing Business As
Jacksonville	Panitz Homes
Tennessee	Phillips Builders
North Carolina	Squires Homes(1)
South Carolina	Squires Homes(1)

(1)
We intend to change to Beazer Homes in fiscal 2001.

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

    We select our land for development based upon a variety of factors, including:

  (1)
  internal and external demographic and marketing studies;

  (2)
  suitability for development during the time period of one to five years from the beginning of the development process to the last closing;

  (3)
  financial review as to the feasibility of the proposed project, including projected value created, profit margins and returns on capital employed;

  (4)
  the ability to secure governmental approvals and entitlements;

  (5)
  environmental and legal due diligence;

  (6)
  competition;

  (7)
  proximity to local traffic corridors and amenities; and

  (8)
  management's judgment as to the real estate market, economic trends and the Company's experience in a particular market.

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

    The development and construction of each project are managed by our operating divisions, each of which is led by a president who, in turn, reports to our Chief Operating Officer and our Chief Executive Officer. At the development stage, a manager (who may be assigned to several projects and reports to the president of the division) supervises development of buildable lots. In addition, a field superintendent is responsible for each project site to supervise actual construction, and each division has one or more customer service and marketing representatives assigned to projects operated by that division.

    The following table sets forth, by state, land controlled by us as of September 30, 2000:

						Lots Under Contract(3)
	Lots Owned
								Total Lots Under Contract
	Undeveloped Lots(1)	Lots Under Development	Finished Lots	Homes Under Construction(2)	Total Lots Owned	Finished Lots	Undeveloped Lots		Total Land Controlled
Southeast Region:
Georgia	469	—	123	156	748	249	—	249	997
North Carolina	—	892	32	264	1,188	2,417	—	2,417	3,605
South Carolina	—	363	4	104	471	1,432	—	1,432	1,903
Tennessee	—	313	364	237	914	1,050	478	1,528	2,442
Florida	—	295	316	411	1,022	1,696	946	2,642	3,664
Southwest Region:
Arizona	—	—	1,242	401	1,643	1,485	—	1,485	3,128
California	—	530	554	671	1,755	727	1,122	1,849	3,604
Nevada	—	—	456	238	694	133	—	133	827
Central Region:
Texas	—	235	1,171	314	1,720	1,010	343	1,353	3,073
Mid-Atlantic Region:
Maryland	—	250	190	134	574	393	—	393	967
New Jersey/Pennsylvania	241	204	134	96	675	186	949	1,135	1,810
Virginia	—	235	194	177	606	96	1,324	1,420	2,026

Total	710	3,317	4,780	3,203	12,010	10,874	5,162	16,036	28,046

(1)
"Undeveloped Lots" consists of raw land that is expected to be developed into the respective number of lots reflected in this table.

(2)
The category "Homes Under Construction" represents lots on which construction of a home has commenced.

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

    Under option contracts without specific performance obligations, our liability is limited to forfeiture of deposits, which aggregated approximately $17.8 million at September 30, 2000, and is included in inventory on our balance sheet. At September 30, 2000, committed amounts under option contracts without specific performance obligations aggregated $497.8 million.

    Under option contracts with specific performance obligations, we are generally required to purchase specific numbers of lots on fixed dates pursuant to a contractually established schedule. Under such option contracts with specific performance obligations, the party granting the option is required to maintain and/or develop the property pursuant to certain standards specified in the contract. They are required to deliver lots which are free of any liens and are appropriate for residential building pursuant to a specified schedule. If we fail to purchase the required number of lots on the date fixed for purchase pursuant to such option contracts and the party granting the option has fulfilled its obligations under the contract, the party granting the option to us generally has the right to either terminate the option granted pursuant to the option contract in its entirety or to require us to purchase the remaining lots. If the party granting the option fails to meet its obligations under such option contracts, we generally may, at our option, either not make the lot purchase or require the party granting the option to cure the deficiency. Under such option contracts, if we purchase a lot and subsequently discover that the lot did not meet all of the conditions specified by the option contract, we generally may require the party granting the option to repurchase the lot or cure the deficiency. At September 30, 2000, committed amounts under option contracts with specific performance obligations aggregated $31.7 million.

Construction

    We act as the general contractor for the construction of our projects. Our project development operations are controlled by our subsidiaries and divisions, whose employees supervise the construction of each project, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes. We specify that quality, durable materials be used in the construction of our homes. Our subcontractors follow design plans prepared by architects and engineers who are retained by us and whose designs are geared to the local market. Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price. Agreements with our subcontractors and materials' suppliers are generally entered into after competitive bidding, and we do not have any long-term contractual commitments with any of our subcontractors or suppliers. In connection with this competitive bid process, we obtain information from prospective subcontractors and vendors with respect to their financial condition and ability to perform their agreements with us. We do not maintain significant inventories of construction materials except for materials being utilized for homes under construction. We have numerous suppliers of raw materials and services used in our business, and such materials and services have been and continue to be available. Material prices may fluctuate, however, due to various factors, including demand or supply shortages, which may be beyond the control of our vendors. From time to time we enter into regional and national supply contracts with certain of our vendors. We believe that our relationships with our suppliers and subcontractors are good. We are actively exploring ways in which we can use our internet presence to maximize business to business e-commerce applications with our suppliers and subcontractors.

    Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets except California, construction of a home historically has been completed within three to four months following commencement of construction. In California, construction of a home historically has been completed within four to eight months following commencement of construction. At September 30, 2000, we had 627 finished homes, of which 331 were sold and included in backlog at such date.

Warranty Program

    We self-insure our structural warranty obligations through our risk retention group United Home Insurance Corp. ("UHIC"). We believe this results in cost savings as well as increased control over the warranty process. The first year of our warranty covers defects in plumbing, electrical, heating, cooling and ventilation systems, and major structural defects; the second year of such warranty covers major structural defects and certain defects in plumbing, electrical, heating, cooling and ventilation systems of the home (exclusive of defects in appliances, fixtures and equipment); and the final eight years of protection cover only major structural defects. An allowance of approximately 0.5% to 1.0% of the sale price of a home is established to cover warranty expenses, although this allowance is subject to adjustment in special circumstances. Our historical experience is that such warranty expenses generally fall within the amount established for such allowance.

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

    For homes closed prior to September 30, 1997, we provided a 10-year homeowners' warranty through a single national agreement with Home Buyer Warranty Corporation. The terms of the warranty are materially consistent with those currently provided through UHIC.

Marketing and Sales

    We make extensive use of advertising and other promotional activities, including our website, (beazer.com), newspaper advertisements, brochures, direct mail and the placement of strategically located signboards in the immediate areas of our developments.

    We normally build, decorate, furnish and landscape between one and five model homes for each project and maintain on-site sales offices. At September 30, 2000, the Company maintained 257 model homes, of which 171 were owned and 86 were leased from third parties pursuant to sale and leaseback agreements. We believe that model homes play a particularly important role in our marketing efforts. Consequently, we expend a significant effort in creating an attractive atmosphere at our model homes. Interior decorations are undertaken by both in-house and local third-party design specialists, and vary within our models based upon the lifestyles of targeted homebuyers. The purchase of furniture, fixtures and fittings is coordinated to ensure that manufacturers' bulk discounts are utilized to the maximum extent. Structural changes in design from the model homes are not generally permitted, but homebuyers may select various optional amenities. We also use a cross-referral program that encourages our personnel to direct customers to other Beazer subdivisions based on the customers' needs.

    We generally sell our homes through commissioned employees (who typically work from the sales offices located at the model homes used in the subdivision) as well as through independent brokers. Our personnel are available to assist prospective homebuyers by providing them with floor plans, price information and tours of model homes and in connection with the selection of options. The selection of interior features is a principal component of our marketing and sales efforts. Sales personnel are trained by us and attend periodic meetings to be updated on sales techniques, competitive products in the area, the availability of financing, construction schedules, marketing and advertising plans, which management believes result in a sales force with extensive knowledge of our operating policies and housing products. Our policy also provides that sales personnel be licensed real estate agents where required by law. We also build a number of homes for which no signed sales contract exists at the time of commencement of construction. The use of an inventory of such homes is necessary to satisfy the requirements of relocated personnel and of independent brokers, who often represent customers who require a completed home within 60 days. At September 30, 2000, excluding models, the Company had 982 homes either finished or at various stages of completion for which the Company had not received a sales contract.

    We sometimes use various sales incentives (such as landscaping and certain interior home options and upgrades) in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.

Customer Financing

    We provide customer financing through Beazer Mortgage. Beazer Mortgage provides mortgage origination services only, and does not retain or service the mortgages that it originates. These mortgages are generally funded by one of a network of mortgage lenders arranged for us by Homebuilders Financial Network, an independent consultant. Beazer Mortgage can provide qualified home buyers numerous financing options, including a wide variety of conventional, FHA and VA financing programs. In certain situations we will seek to assist our home buyers in obtaining financing from outside mortgage lenders and, in certain limited circumstances, we may attempt to minimize potential risks relating to the availability of customer financing by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time. Because substantially all home buyers utilize long-term mortgage financing to purchase a home, adverse economic conditions, increases in unemployment and high mortgage interest rates may deter and eliminate a substantial number of potential home buyers from our markets in the future.

Competition and Market Factors

    The development and sale of residential properties is highly competitive and fragmented. We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources and/or lower costs than us. We also compete for residential sales with individual resales of existing homes, available rental housing and, to a lesser extent, resales of condominiums. We believe that we compare favorably to other builders in the markets in which we operate, due primarily to

  (1)
  our experience within our geographic markets and breadth of product line, which allows us to vary our regional product offerings to reflect changing market conditions;

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

    We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums or "slow-growth" or "no-growth" initiatives or building permit allocation ordinances which could be implemented in the future in the states and markets in which we operate. Substantially all of our land is entitled and, therefore, the moratoriums generally would only adversely affect us if they arose from health, safety and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. These fees are normally established, however, when we receive recorded final maps and building permits. We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These laws may result in delays, cause us to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas.

Bonds and Other Obligations

    We are frequently required, in connection with the development of our projects, to obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 2000, there were approximately $31.6 million and $119.8 million of outstanding letters of credit and performance bonds, respectively, for such purposes. We do not believe that any such bonds or letters of credit are likely to be drawn upon.

Employees and Subcontractors

    At September 30, 2000, we employed 1,631 persons, of whom 348 were sales and marketing personnel, 582 were executive, management and administrative personnel, 618 were involved in construction and 83 were personnel of Beazer Mortgage. Although none of the our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

Item 2.  Properties

    We lease approximately 16,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 208,000 square feet of office space for our subsidiaries' operations at various locations. We own approximately 18,500 square feet of manufacturing space and 6,800 square feet of office space in Nashville, Tennessee.

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

SEPARATE ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

    Unless otherwise indicated, the following executive officers have been employed by the Company since 1994, the year of our initial public offering.

Name	Age	Position
Directors and Executive Officers
Ian J. McCarthy	47	President, Chief Executive Officer and Director
David S. Weiss	40	Executive Vice President, Chief Financial Officer and Director
Michael H. Furlow(i)	50	Executive Vice President, Chief Operating Officer
John Skelton	51	Senior Vice President, Financial Planning
Peter H. Simons	41	Senior Vice President, E-Business Development

(i)
Since October 1997

    All officers are elected by the Board of Directors.

    There are no family relationships nor arrangements or understandings pursuant to which any of the officers listed were elected. See pages 15 to 16 of our Proxy Statement for the Annual Meeting of Shareholders to be held on February 1, 2001 for a description of employment arrangements with certain executive officers.

Business Experience

    Refer to pages 4 and 5 of our Proxy Statement for the Annual Meeting of Shareholders to be held on February 1, 2001 for the business experience of Messrs. Ian J. McCarthy and David S. Weiss.

    MICHAEL H. FURLOW. Mr. Furlow joined us in October 1997 as the Executive Vice President for Operations. In this capacity the Division Presidents report to Mr. Furlow and he is responsible for the performance of those operating divisions. During the preceding 12 years, Mr. Furlow was with Pulte Home Corporation in various field and corporate roles, most recently as a Regional President. Mr. Furlow received a Bachelor of Arts degree with honors in accounting from the University of West Florida and initially worked as a CPA for Arthur Young & Company.

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

    PETER H. SIMONS. Mr. Simons was appointed Senior Vice President, E-Business Development in October 2000 and has served as Vice President of Corporate Development (since October 1998 SVP) since September 1994. The preceding year, he was Director of Operations for Lokelani Homes in Hawaii. From 1989 to 1993, Mr. Simons was a Senior Project Manager for Castle & Cooke Properties in Hawaii. Mr. Simons earned a Bachelor of Arts degree from Yale University and a Masters in Public and Private Management from the Yale School of Management.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    On December 8, 2000, Beazer Homes USA, Inc. had approximately 62 shareholders of record and 8,483,824 shares of common stock outstanding.

    The remaining information required by this item is incorporated by reference to the information set forth under the captions "Quarterly Stock Price Information" and "Trading Information" located on Page 43 and 50, respectively, of our Annual Report to Shareholders for the year ended September 30, 2000.

Item 6.  Selected Financial Data

    The information required by this item is incorporated by reference from page 20 of our Annual Report to Shareholders for the year ended September 30, 2000.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

    The information required by this item is incorporated by reference from pages 23 to 30 of our Annual Report to Shareholders for the year ended September 30, 2000.

Item 7(a).  Quantitative and Qualitative Disclosures About Market Risk

    We have not entered into any transactions using derivative financial instruments or derivative commodity instruments and believe that our exposure to interest rate risk and other relevant market risk is not material.

Item 8.  Financial Statements and Supplementary Data

    The information required by this item is incorporated by reference from pages 32 to 43 of our Annual Report to Shareholders for the year ended September 30, 2000.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    There have been no disagreements between us and our accountants on accounting and financial disclosure matters during the fiscal years ended September 30, 2000 and 1999.

PART III

Item 10.  Directors and Executive Officers of the Registrant

    Director information is incorporated by reference from pages 4 to 5 of our Proxy Statement for the Annual Meeting of Shareholders to be held February 1, 2001. Information regarding our executive officers is set forth herein under Part I as a separate item.

Item 11.  Executive Compensation

    The information required by this item is incorporated by reference from page 13 of our Proxy Statement for the Annual Meeting of Shareholders to be held February 1, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this is incorporated by reference from page 9 of our Proxy Statement for the Annual Meeting of Shareholders to be held February 1, 2001.

Item 13.  Certain Relationships and Related Transactions

    None

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1. Financial Statements

The Independent Auditors' Report and the following consolidated financial statements are incorporated by reference from our Annual Report to Shareholders for the fiscal year ended September 30, 2000 in Part II, Item 8 of this report:

Consolidated Statements of Income for the years ended September 30, 2000, 1999 and 1998.

Consolidated Balance Sheets as of September 30, 2000 and 1999.

Consolidated Statements of Stockholders' Equity for the years ended September 30, 2000, 1999 and 1998.

Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998.

Notes to Consolidated Financial Statements.

  2.
  Financial Statement Schedules

None required

  3.
  Exhibits

Exhibit Number		Exhibit Description	Page Herein or Incorporate by Reference From
3.1	—	Amended and Restated Certificate of Incorporation of the Company	(7)
3.2	—	Amended and Restated Bylaws of the Company	(7)
4.1	—	Indenture dated as of March 2, 1994 among the Company, its subsidiaries party thereto, and Continental Bank, National Association, as trustee, relating to the Company's 9% Senior Notes due 2004 (the "9% Notes").	(1)
4.2	—	First Supplemental Indenture (9% Notes) dated June 13, 1995	(13)
4.3	—	Second Supplemental Indenture (9% Notes) dated February 1, 1996	(13)
4.4	—	Third Supplemental Indenture (9% Notes) dated March 18, 1998	(13)
4.5	—	Fourth Supplemental Indenture (9% Notes) dated July 20, 1998	(14)
4.6	—	Form of 9% Senior Note due 2004.	(2)

		Indenture dated as of March 25, 1998 among the Company, its subsidiaries party thereto, and US Bank Trust National Association, as trustee, relating to the Company's 8 7/8% Senior Notes due 2008.	(13)
4.7	—	Form of 8 7/8% Senior Note due 2008	(13)
4.8	—	First Supplemental Indenture (8 7/8% Notes) dated July 20, 1998	(14)
4.9	—	Specimen of Common Stock Certificate	(6)
4.12	—	Form of Indenture between the Company and the First National Bank of Boston, as trustee, relating to the 8% Convertible Subordinated Debentures due 2005.	(4)
4.13	—	Form of 8% Convertible Subordinated Debenture due 2005	(4)
4.14	—	Retirement Savings and Investment Plan (the "RSIP").	(5)
4.15	—	RSIP Summary Plan Description.	(5)
4.16	—	Rights Agreement, dated as of June 21, 1996, between the Company and First Chicago Trust Company of New York, as Rights Agent.	(8)
10.1	—	Amended 1994 Stock Incentive Plan.	(3)
10.2	—	Non-Employee Director Stock Option Plan.	(3)
10.3	—	Asset Purchase Agreement dated as of October 26, 1998 between Beazer Homes Corp. and Trafalgar House Property, Inc.	(12)
10.4-7		Amended and Restated Employment Agreements dated as of March 31, 1995:
10.4	—	Ian J. McCarthy.	(9)
10.5	—	David S. Weiss.	(9)
10.6	—	John Skelton.	(9)
10.7	—	Employment Agreement dated as of January 13, 1998—Michael H. Furlow	(13)
10.8-11		Supplemental Employment Agreements dated as of July 17, 1996:
10.8	—	Ian J. McCarthy.	(10)
10.9	—	David S. Weiss.	(10)
10.10	—	John Skelton.	(10)
10.11	—	Peter H. Simons.	(10)
10.12	—	Second Amended and Restated Credit Agreement dated as of December 29, 1999 between the Company and Bank One, NA, as Agent, and Comerica Bank and Guaranty Federal Bank, F.S.B as Managing Agents
11	—	Earnings Per Share Calculations	Filed herewith
13	—	Annual Report to Shareholders for the year ended September 30, 2000	Filed herewith
21	—	Subsidiaries of the Company	Filed herewith
23	—	Consent of Deloitte & Touche LLP	Filed herewith

27	—	Financial Data Schedule	Filed herewith

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

(14)
Incorporated herein by reference to the exhibits to the Company's report on Form 10-K for the year ended September 30, 1998.

(b)
Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2000.

(c)
Exhibits

Reference is made to Item 14(a)3 above. The following is a list of exhibits, included in item 14(a)3 above, that are filed concurrently with this report.

11	—	Earnings Per Share Calculations

13	—	The Company's Annual Report to Shareholders for the fiscal year ended September 30, 2000. Except as expressly incorporated by reference in this report on Form 10-K, such Annual Report is furnished only for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this report. The following portions of such Annual Report are incorporated by reference in the indicated items of this report.
Portions of the Annual Report for the Fiscal Year Ended September 30, 2000	Item of this Report
"Trading Information" and "Quarterly Stock Price Information"	5
Selected Financial Data	6
Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Consolidated Financial Statements	8
21	—	Subsidiaries of the Company
23	—	Consent of Deloitte & Touche LLP
27	—	Financial Data Schedule
(d)
Financial Statement Schedules

Reference is made to Item 14(a)2 above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAZER HOMES USA, INC.
By:	/s/ IAN J. MCCARTHY Name: Ian J. McCarthy Title: President and Chief Executive Officer Date: December 22, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ BRIAN C. BEAZER Brian C. Beazer, Director and Non-Executive Chairman of the Board	December 22, 2000 Date
By:	/s/ IAN J. MCCARTHY Ian J. McCarthy, Director, President and Chief Executive Officer (Principal Executive Officer)	December 22, 2000 Date
By:	/s/ DAVID S. WEISS David S. Weiss, Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 22, 2000 Date
By:	/s/ THOMAS B. HOWARD Thomas B. Howard, Director	December 22, 2000 Date
By:	/s/ GEORGE W. MEFFERD George W. Mefferd, Director	December 22, 2000 Date
By:	/s/ D.E. MUNDELL D.E. Mundell, Director	December 22, 2000 Date
By:	/s/ LARRY T. SOLARI Larry T. Solari, Director	December 22, 2000 Date
By:	/s/ MICHAEL T. RAND Michael T. Rand, Vice President and Controller (Principal Accounting Officer)	December 22, 2000 Date

QuickLinks

INDEX
PART I
PART II
PART III
PART IV
SIGNATURES