Form 10-Q
period 2000-12-31
BEAZER HOMES USA INC
filed 2001-02-12
CIK 915840

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2000
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  001-12822

BEAZER HOMES USA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	58-2086934 (I.R.S. employer Identification no.)

5775 Peachtree Dunwoody Road, Suite B-200, Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)

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

YES	/x/	NO	/ /

Class	Outstanding at February 12, 2001
Common Stock, $0.01 par value	8,522,004 shares

Page 1 of 16 Pages
Exhibit Index Appears on Page 15

BEAZER HOMES USA, INC.
FORM 10-Q

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets, December 31, 2000 (unaudited) and September 30, 2000	3
	Unaudited Condensed Consolidated Statements of Operations, Three Months Ended December 31, 2000 and 1999	4
	Unaudited Condensed Consolidated Statements of Cash Flows, Three Months Ended December 31, 2000 and 1999	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
PART II	OTHER INFORMATION
Item 4	Submission of Matters to a Vote of Security Holders	15
Item 6	Exhibits and Reports on Form 8-K	15
SIGNATURES		16

Part I. Financial Information

BEAZER HOMES USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2000	September 30, 2000
	(unaudited)
ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable	15,436	23,087
Inventory	668,368	629,663
Property, plant and equipment, net	11,727	12,206
Goodwill, net	7,050	7,250
Other assets	27,111	26,673

Total assets	$729,692	$698,879

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$41,300	$72,212
Other payables and accrued liabilities	92,759	101,129
Revolving credit facility	20,000	40,000
Other notes payable	383	—
Term loan	75,000	—
Senior notes	215,000	215,000

Total liabilities	444,442	428,341
Stockholders' equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.01 per share, 30,000,000 shares authorized, 12,271,031 and 12,275,851 issued, 8,479,004 and 8,483,824 outstanding)	123	123
Paid in capital	195,212	195,134
Retained earnings	155,426	141,094
Unearned restricted stock	(4,235)	(4,609)
Treasury stock (3,792,027 shares)	(61,204)	(61,204)
Accumulated other comprehensive loss	(72)	—

Total stockholders' equity	285,250	270,538

Total liabilities and stockholders' equity	$729,692	$698,879

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2000	1999
Total revenue	$365,050	$308,745
Costs and expenses:
Home construction and land sales	294,964	255,748
Interest	6,998	5,523
Selling, general and administrative	40,096	34,273

Operating income	22,992	13,201
Other income (expense)	504	(878)

Income before income taxes	23,496	12,323
Provision for income taxes	9,164	4,806

Net income	$14,332	$7,517

Weighted average number of shares (in thousands):
Basic	8,102	8,530
Diluted	8,917	8,825
Net income per common share:
Basic	$1.77	$0.88
Diluted	$1.61	$0.85

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar in thousands)

	Three Months Ended December 31,
	2000	1999
Cash flows from operating activities:
Net income	$14,332	$7,517
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	2,084	1,763
Changes in operating assets and liabilities:
Increase in inventory	(38,705)	(43,141)
Decrease in trade accounts payable	(20,683)	(16,377)
Other changes	(724)	(6,855)

Net cash used by operating activities	(43,696)	(57,093)

Cash flows from investing activities:
Capital expenditures	(1,038)	(1,165)

Net cash used by investing activities	(1,038)	(1,165)

Cash flows from financing activities:
Proceeds from term loan	75,000	—
Change in revolving credit facility and other debt	(19,617)	58,500
Changes in book overdraft	(10,229)	3,147
Common share repurchases	—	(3,141)
Debt issuance costs	(420)	(248)

Net cash provided by financing activities	44,734	58,258

Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. ("Beazer") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in the accompanying condensed financial statements. Certain items in prior period financial statements have been reclassified to conform to the current presentation. For further information, refer to our audited consolidated financial statements incorporated by reference in our Annual Report on Form 10-K for the year ended September 30, 2000.

(2) New Accounting Pronouncement

    Effective October 1, 2000 we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

    Our policy is to designate at inception that derivatives hedge risks associated with specific assets, liabilities, or future commitments and monitor the derivatives to determine if they remain effective hedges. The effectiveness of a derivative as a hedge is based on high correlation between changes in its value and changes in the value of the underlying hedged item. We recognize gains or losses for amounts received or paid when the underlying transaction settles. We do not enter into or hold derivatives for trading or speculative purposes.

    On December 22, 2000 we entered into an interest rate swap agreement (the "Swap Agreement") to effectively fix the variable interest rate on our $75 million four-year term loan (Note 6). The Swap Agreement has been designated as a cash flow hedge and accordingly, is reflected at fair value in our consolidated balance sheet and the related loss is deferred in stockholders' equity as other comprehensive loss. Amounts to be received or paid as a result of the Swap Agreement are accrued and recognized as an adjustment to interest related to the designated debt. The net effect of this accounting on our operating results is that interest on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates. The effect of the Swap Agreement for the quarter ended December 31, 2000 was to record after-tax other comprehensive loss of $72 thousand.

(3) Inventory

    A summary of inventory is as follows (in thousands):

	December 31, 2000	September 30, 2000
Homes under construction	$297,473	$290,277
Development projects in progress	313,917	283,563
Unimproved land held for future development	15,790	12,325
Model homes	41,188	43,498

	$668,368	$629,663

    Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 298 completed homes ($46.8 million) and 296 completed homes ($41.8 million) at December 31, 2000 and September 30, 2000, respectively, that were not subject to a sales contract, excluding model homes.

    Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

(4) Interest

    The following table sets forth certain information regarding interest:

	Three Months Ended December 31,
	2000	1999
During the period:
Interest incurred	$7,653	$6,631
Previously capitalized interest amortized to costs and expenses	$6,998	$5,523
At the end of the period:
Capitalized interest in ending inventory	$14,336	$11,596

(5) Earnings Per Share

    Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2000	1999
Basic:
Net income applicable to common stockholders	$14,332	$7,517
Weighted average number of common shares outstanding	8,102	8,530

Basic earnings per share	$1.77	$0.88

Diluted:
Net income applicable to common stockholders	$14,332	$7,517
Weighted average number of common shares outstanding	8,102	8,530
Effect of dilutive securities—
Restricted stock	464	261
Options to acquire common stock	351	34

Diluted weighted common shares outstanding	8,917	8,825

Diluted earnings per share	$1.61	$0.85

(6) Term Loan

    Effective December 19, 2000 we entered into a new $75 million four-year term loan with a group of banks (the "Term Loan"). The Term Loan matures in December 2004 and bears interest at a fluctuating rate based on LIBOR or the lead bank's corporate base rate of interest. The Term Loan contains various operating and financial covenants. Each of our significant subsidiaries is a guarantor under the Term Loan. The proceeds from the Term Loan were used to pay down then outstanding borrowings under our $250 million revolving credit facility.

    As discussed in Note 2, we entered into the Swap Agreement on December 22, 2000, to manage interest costs and hedge against risks associated with fluctuating interest rates. We effectively fixed the rate of the Term Loan at 7.55% by hedging it with the Swap Agreement.

(7) Treasury Stock Repurchase Program

    In November 1999, our Board of Directors approved a stock repurchase plan authorizing the purchase of up to 500,000 shares of our outstanding common stock. During the first two quarters of fiscal 2000, we completed the plan and repurchased 500,000 shares on the open market for an aggregate purchase price of $9.2 million (average price of $18.38 per share).

BEAZER HOMES USA, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:

Homebuilding:  We design, build and sell single-family homes in the following regions and states:

Southeast	Southwest	Central	Mid-Atlantic
Florida Georgia North Carolina South Carolina Tennessee	Arizona California Nevada	Texas	Maryland New Jersey Pennsylvania Virginia

    We intend, subject to market conditions, to expand in our current markets and to consider entering new markets either through expansion from existing markets or through acquisitions of established regional homebuilders. We seek to be one of the five largest builders in each of the markets that we serve.

    Most of our homes are designed to appeal to entry-level and first time move-up homebuyers, and are generally offered for sale in advance of their construction. Once a sales contract has been signed, we classify the transaction as a "new order." Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by these sales contracts are considered "backlog." We do not recognize revenue on homes in backlog until the sales are closed and the risk of ownership has been transferred to the buyer.

Ancillary Businesses:  We have established several businesses to support our core homebuilding operations. We operate design centers in the majority of our markets. Through design centers, homebuyers can choose non-structural upgrades and options for their new home. We also provide mortgage origination services for our homebuyers through Beazer Mortgage Corp. Beazer Mortgage originates, processes and sells mortgages to third party investors. Beazer Mortgage does not retain or service the mortgages that it originates. We also provide title services and homeowners' and other insurance in many of our markets. We will continue to evaluate opportunities to provide other ancillary services to our homebuyers.

Value Created:  We evaluate our financial performance using Value Created, a variation of economic profit or economic value added. Value Created measures the extent to which we exceed our cost of capital. Most of our employees receive incentive compensation based upon a combination of Value Created and the change in Value Created. We believe that our Value Created system encourages managers to act like owners, rewards profitable growth and focuses attention on long-term loyalty and performance.

    The following presents certain operating and financial data for Beazer (dollars in thousands):

	Three Months Ended December 31,
	2000
			1999
		% Change
	Amount		Amount
Number of new orders, net of cancellations:
Southeast region	637	18.6%	537
Southwest region	704	13.5	620
Central region	144	63.6	88
Mid-Atlantic region	313	20.4	260

Total	1,798	19.5	1,505

Number of closings:
Southeast region	575	4.4%	551
Southwest region	766	11.8	685
Central region	160	31.1	122
Mid-Atlantic region	341	34.8	253

Total	1,842	14.3	1,611

Total homebuilding revenue:
Southeast region	$104,677	9.9%	$95,252
Southwest region	153,543	15.5	132,897
Central region	24,438	10.6	22,096
Mid-Atlantic region	78,461	47.1	53,339

Total	$361,119	19.0	$303,584

Average sales price per home closed:
Southeast region	$182.0	5.3%	$172.9
Southwest region	200.4	3.3	194.0
Central region	152.7	(15.7)	181.1
Mid-Atlantic region	230.1	9.2	210.8
Consolidated	196.0	4.0	188.4
	Three Months Ended December 31,
	2000
			1999
		% Change
	Amount		Amount
Backlog units at end of period:
Southeast region	937	(4.9)%	985
Southwest region	1,087	50.8	721
Central region	243	41.3	172
Mid-Atlantic region	618	7.7	574

Total	2,885	17.7	2,452

Aggregate sales value of homes in backlog at end of period:	$572,573	21.3%	$471,856

Number of active subdivisions at end of period:
Southeast region	122	9.9%	111
Southwest region	68	15.3	59
Central region	29	(3.3)	30
Mid-Atlantic region	37	(11.9)	42

Total	256	5.8	242

New Orders and Backlog:  New orders increased by 19% during the three month period ended December 31, 2000, with only a 6% increase in the number of active subdivisions at December 31, 2000. The increase reflects order strength in all four of our regions. We believe that the increase in new orders in our markets benefited from the reduction of mortgage interest rates and three other significant factors. These factors are strong population growth, especially in markets we serve, gains in market share by large, public homebuilders, and the benefits of the internet, which increasing numbers of homebuyers are actively using in their home purchase process. Demand was especially strong in our Central region where we have increased our presence in the first-time buyer segment.

    The aggregate dollar value of homes in backlog at December 31, 2000 increased 21% from December 31, 1999, reflecting an 18% increase in the number of homes in backlog and a 3% increase in the average price of homes in backlog, from $192,400 at December 31, 1999 to $198,500 at December 31, 2000. The increased average price of homes in backlog reflects our continued ability to raise prices in most of our markets, as well as increased sales of options and upgrades on homes through our design centers.

    The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (dollars in thousands):

	Three Months Ended December 31,
	2000	1999
Details of revenues and certain expenses:
Revenues:
Home sales	$361,119	$303,584
Land and lot sales	330	3,305
Mortgage origination revenue	5,320	3,107
Intercompany elimination—mortgage	(1,719)	(1,251)

Total revenue	$365,050	$308,745

Cost of home construction and land sales:
Home sales	$296,420	$253,849
Land and lot sales	263	3,150
Intercompany elimination—mortgage	(1,719)	(1,251)

Total cost of home construction and land sales	$294,964	$255,748

Selling, general and administrative:
Homebuilding operations	$37,117	$32,117
Mortgage origination operations	2,979	2,156

Total selling, general and administrative	$40,096	$34,273

Certain items as a percentage of revenues:
As a percentage of total revenue:
Costs of home construction and land sales	80.8%	82.8%
Amortization of previously capitalized interest	1.9%	1.8%
Selling, general and administrative
Homebuilding operations	10.2%	10.4%
Mortgage operations	0.8%	0.7%
As a percentage of home sales revenue:
Costs of home construction	82.1%	83.6%

Revenues:  Revenues increased by 18% for the three months ended December 31, 2000 compared to the same period in the prior year, reflecting a 4% increase in the average sales price of homes closed and a 14% increase in the number of homes closed. We also experienced an increase in mortgage origination revenue.

Cost of Home Construction:  The cost of home construction as a percentage of home sales decreased for the three months ended December 31, 2000, compared to the same period of the prior year, as a result of our ability to both raise prices and reduce costs. In addition the increase in our sales of options and upgrades has contributed to the improvement in gross profit margin. Such options and upgrades generally have gross margins approximately double that of our base homes.

Selling, General and Administrative Expense:  Our selling, general and administrative ("SG&A") expense decreased as a percentage of total revenues for the three months ended December 31, 2000, compared to the same period of the prior year, as a result of higher revenues, giving us greater leverage and operating efficiency on the fixed portion of such expense.

Mortgage Origination Operations:  Revenues increased for Beazer Mortgage during the three months ended December 31, 2000, compared to the same period of the prior year, primarily as a result of the increase in homebuilding revenues.

Investment in Unconsolidated Joint Venture:  We have a non-controlling 49% interest in Premier Communities, a joint venture with Corporacion GEO S.A. de C.V., a Mexican homebuilder, to build affordable housing in the United States. The joint venture has experienced losses since its inception in 1997 and is now in the process of winding down. During fiscal 2000 we recognized charges to write-off our remaining, impaired investment in the joint venture and to record our expected obligation to fund certain of the letters of credit we have issued to guarantee our share of the outstanding indebtedness of the joint venture. Other expense includes our share of the joint venture's operating losses of $1.3 million for the three months ended December 31, 1999. At December 31, 2000 we had $2.7 million accrued for the winding down of the joint venture. We currently do not expect to record further charges relating to the winding down of the joint venture in the future.

Income Taxes:  Our effective income tax rate was 39.0% for both the three month periods ended December 31, 2000 and December 31, 1999.

New Accounting Pronouncement:  Effective October 1, 2000 we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

    Our policy is to designate at inception that derivatives hedge risks associated with specific assets, liabilities, or future commitments and monitor the derivatives to determine if they remain effective hedges. The effectiveness of a derivative as a hedge is based on high correlation between changes in its value and changes in the value of the underlying hedged item. We recognize gains or losses for amounts received or paid when the underlying transaction settles. We do not enter or hold derivatives for trading or speculative purposes.

    On December 22, 2000 we entered into an interest rate swap agreement (the "Swap Agreement") to effectively fix the variable interest rate on our $75 million four-year term loan (Note 6). The Swap Agreement has been designated as a cash flow hedge and accordingly, is reflected at fair value in our consolidated balance sheet and the related loss is deferred in stockholders' equity as other comprehensive loss. Amounts to be received or paid as a result of the Swap Agreement are accrued and recognized as an adjustment to interest related to the designated debt. The net effect of this accounting on our operating results is that interest on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates. The effect of the Swap Agreement for the quarter ended December 31, 2000 was to record after-tax other comprehensive loss of $72 thousand.

FINANCIAL CONDITION AND LIQUIDITY:

    We fulfill our short-term cash requirements with cash generated from operations and unused funds available from an unsecured revolving credit facility (the "Credit Facility") with a group of banks. In December 1999, we amended the Credit Facility, adding two banks (now eight banks) and increasing the facility from $200 million to $250 million. Available borrowings under the facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, raw land and accounts receivable. At December 31, 2000, we had $20 million outstanding and additional available borrowings of $140 million under the Credit Facility.

    Effective December 19, 2000 we entered into a new $75 million four-year term loan with a group of banks. The Term Loan matures in December 2004 and bears interest at a fluctuating rate based on LIBOR or the lead bank's corporate base rate of interest. The Term Loan contains various operating and financial covenants. Each of our significant subsidiaries is a guarantor under the Term Loan. The proceeds from the Term Loan were used to pay down then outstanding borrowings under our $250 million revolving credit facility.

    We have $215 million of outstanding senior debt, which is comprised of $100 million of 8 7/8% Senior Notes due in April 2008 and $115 million of 9% Senior Notes due in March 2004 (collectively, the "Senior Notes"). All of our significant subsidiaries are guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes. Separate financial statements and other disclosures concerning each of the significant subsidiaries are not included, as the aggregate assets, liabilities, earnings and equity of the subsidiaries equal such consolidated amounts and separate subsidiary financial statements are not considered material to investors. The total assets, revenues and operating profit of the non-guarantor subsidiaries are in the aggregate immaterial on a consolidated basis. Neither the Credit Facility, Term Loan nor the Senior Notes restrict distributions to Beazer Homes USA, Inc. by its subsidiaries.

    We have utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land. At December 31, 2000, we had 14,876 lots under option. At December 31, 2000, we had commitments with respect to option contracts with specific performance obligations of approximately $25 million. We expect to exercise all of our option contracts with specific performance obligations and, subject to market conditions, substantially all of our options contracts without specific performance obligations.

    In November 1999, our Board of Directors approved a stock repurchase plan authorizing the purchase of up to 500,000 shares of our outstanding common stock. During the first two quarters of fiscal 2000, we completed the plan and repurchased 500,000 shares on the open market for an aggregate purchase price of $9.2 million (average price of $18.38 per share).

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

    We believe that our current borrowing capacity, together with anticipated cash flows from operations, is sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from our sources of liquidity will be sufficient to meet future capital needs. The amount and types of indebtedness that we may incur may be limited by the terms of the Indenture governing our Senior Notes, Term Loan and Credit Facility. We continually evaluate expansion opportunities through acquisition of established regional homebuilders and such opportunities may require us to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

OUTLOOK:

    We are optimistic about our prospects for fiscal 2001 and confident about our long-term prospects. We understand the uncertainties surrounding the economy may reduce this optimism in the future. At this time, however, our increased earnings for the three months ended December 31, 2000 and our current higher level of backlog give us strong indications of increased earnings in fiscal 2001 compared to fiscal 2000. We believe that our earnings per share for fiscal 2001 are likely to be in the $6.25 to $6.50 range, up 24% to 29% over fiscal 2000. In addition, we believe that the factors we discussed earlier (positive demographic trends, gains in market share by larger public homebuilders and the benefits of the internet) will allow us to continue to report increased earnings in fiscal 2002 and beyond. Our five-year plan, introduced in fiscal 1999, targets delivering 15,000 home closings and earning $9.00 per diluted share by fiscal 2004.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

    This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning the Company's outlook for future quarters including projected earnings per share for fiscal 2001, overall and market specific volume trends, pricing trends and forces in the industry, cost reduction strategies and their results, the Company's expectations as to funding its capital expenditures and operations during 2001, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most significant factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following:

  •
  Economic changes nationally or in one or more of the Company's local markets

  •
  Volatility of mortgage interest rates

  •
  Increased competition

  •
  Changes in the costs of winding down Premier Communities

  •
  Shortages of skilled labor or raw materials used in the production of houses

  •
  Increased prices for labor, land and raw materials used in the production of houses

  •
  Increased land development costs on projects under development

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

    We entered into the Swap Agreement on December 22, 2000, to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to our $75 million term loan maturing in December 2004. We do not enter into or hold derivatives for trading or speculative purposes.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    On February 1, 2001, we held our annual meeting of shareholders. At the annual meeting, the shareholders elected seven members to the Board of Directors to serve until the next annual meeting. The results of voting were as follows (based on 8,202,787 outstanding shares entitled to vote):

  Election of Directors

Name	For	Against	Withheld	Broker Non-Votes
Brian C. Beazer	7,202,539	0	330,687	0
Thomas B. Howard, Jr.	7,516,148	0	17,078	0
Ian J. McCarthy	7,516,878	0	16,348	0
George W. Mefferd	7,516,148	0	17,078	0
D. E. Mundell	7,516,148	0	17,078	0
Larry T. Solari	7,516,148	0	17,078	0
David S. Weiss	7,516,878	0	16,348	0

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

    10.12  Second Amended and Restated Credit Agreement dated as of December 29, 1999 between the Company and Bank One, NA, as Agent, and Comerica Bank and Guaranty Federal Bank, F.S.B as Managing Agents (filed herewith)

    10.13  1999 Stock Incentive Plan (filed herewith).

    10.14  Employment Agreement effective as of November 7, 2000—C. Lowell Ball (filed herewith).

    10.15  Change of Control Agreement effective as of November 7, 2000-C. Lowell Ball (filed herewith).

  (b)
  Reports on Form 8-K:

    On December 29, 2000 we filed a form 8-K related to our new $75 million four-year term loan.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEAZER HOMES USA, INC.
Date:	February 12, 2001	By:	/s/ DAVID S. WEISS
		Name:	David S. Weiss Executive Vice President and Chief Financial Officer

QuickLinks

INDEX
  Part I. Financial Information
BEAZER HOMES USA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)
BEAZER HOMES USA, INC. UNAUDITED CONDENSED CONSOLIATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
BEAZER HOMES USA, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (dollar in thousands)
BEAZER HOMES USA, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BEAZER HOMES USA, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3: Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES