Form 10-Q
period 2001-03-31
BEAZER HOMES USA INC
filed 2001-05-09
CIK 915840

Use these links to rapidly review the document
BEAZER HOMES USA, INC. FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12822

BEAZER HOMES USA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	58-2086934 (I.R.S. Employer Identification no.)
5775 Peachtree Dunwoody Road, Suite B-200, Atlanta, Georgia (Address of principal executive offices)	30342 (Zip Code)

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

Class	Outstanding at May 9, 2001
Common Stock, $0.01 par value	8,559,721 shares

Page 1 of 18 Pages
Exhibit Index Appears on Page 17

BEAZER HOMES USA, INC.
FORM 10-Q

INDEX

		Page No.

PART I FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets, March 31, 2001 (unaudited) and September 30, 2000	3
	Unaudited Condensed Consolidated Statements of Operations, Three and Six Months Ended March 31, 2001 and 2000	4
	Unaudited Condensed Consolidated Statements of Cash Flows, Six Months Ended March 31, 2001 and 2000	5
	Unaudited Condensed Consolidated Statements of Comprehensive Income, Three and Six Months Ended March 31, 2001 and 2000	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
PART II OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K	17
SIGNATURES		18

Part I. Financial Information

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2001	September 30, 2000
	(unaudited)

ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable	23,673	23,087
Inventory	719,254	629,663
Property, plant and equipment, net	12,053	12,206
Goodwill, net	6,849	7,250
Other assets	25,003	26,673

Total assets	$786,832	$698,879

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$49,047	$72,212
Other payables and accrued liabilities	93,075	101,129
Revolving credit facility	41,795	40,000
Other notes payable	326	—
Term loan	85,000	—
Senior notes	215,000	215,000

Total liabilities	484,243	428,341
Stockholders' equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.01 per share, 30,000,000 shares authorized, 12,330,725 and 12,275,851 issued, 8,531,721 and 8,483,824 outstanding)	123	123
Paid in capital	196,290	195,134
Retained earnings	172,933	141,094
Unearned restricted stock	(3,950)	(4,609)
Treasury stock (3,799,004,and 3,792,027 shares)	(61,510)	(61,204)
Accumulated other comprehensive loss	(1,297)	—

Total stockholders' equity	302,589	270,538

Total liabilities and stockholders' equity	$786,832	$698,879

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000

Total revenue	$374,297	$332,961	$739,347	$641,706
Costs and expenses:
Home construction and land sales	296,729	275,723	591,693	531,471
Interest	7,066	6,072	14,064	11,595
Selling, general and administrative	41,428	36,187	81,524	70,460

Operating income	29,074	14,979	52,066	28,180
Other income (expense)	(375)	(510)	129	(1,388)

Income before income taxes	28,699	14,469	52,195	26,792
Provision for income taxes	11,192	5,643	20,356	10,449

Net income	$17,507	$8,826	$31,839	$16,343

Weighted average number of shares (in thousands):
Basic	8,151	8,308	8,126	8,403
Diluted	9,132	8,619	9,038	8,710
Net income per common share:
Basic	$2.15	$1.06	$3.92	$1.94
Diluted	$1.92	$1.02	$3.52	$1.88

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended March 31,
	2001	2000

Cash flows from operating activities:
Net income	$31,839	$16,343
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,128	3,493
Changes in operating assets and liabilities:
Increase in inventory	(89,591)	(79,045)
(Decrease) increase in trade accounts payable	(10,140)	9,539
Other changes	(6,679)	(18,384)

Net cash used by operating activities	(70,443)	(68,054)

Cash flows from investing activities:
Capital expenditures	(2,842)	(2,296)

Net cash used by investing activities	(2,842)	(2,296)

Cash flows from financing activities:
Proceeds from term loan	85,000	—
Change in revolving credit facility and other debt	2,121	95,000
Changes in book overdraft	(13,025)	(8,876)
Common share repurchases	(306)	(9,221)
Debt issuance costs	(505)	(248)

Net cash provided by financing activities	73,285	76,655

Increase in cash and cash equivalents	—	6,305
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$6,305

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Net income	$17,507	$8,826	$31,839	$16,343
Other Comprehensive Income/(Loss):
Loss on cash flow hedges, net of related taxes	(1,225)	—	(1,297)	—

Comprehensive income	$16,282	$8,826	$30,542	$16,343

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. ("Beazer") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying condensed financial statements. Certain items in prior period financial statements have been reclassified to conform to the current presentation. For further information, refer to our audited consolidated financial statements incorporated by reference in our Annual Report on Form 10-K for the year ended September 30, 2000.

(2) Derivative Instruments and Hedging Activities

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

    Our policy is to designate at inception that derivatives hedge risks associated with specific assets, liabilities, or future commitments and to monitor the derivatives to determine if they remain effective hedges. The effectiveness of a derivative as a hedge is based on high correlation between changes in its value and changes in the value of the underlying hedged item. We recognize gains or losses for amounts received or paid when the underlying transaction settles. We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to our $85 million term loan maturing in December 2004. We do not enter into or hold derivatives for trading or speculative purposes.

    On an ongoing basis, we will adjust the balance sheet to reflect the current fair market value of our hedge contracts. The related gains or losses on these contracts are deferred in stockholders' equity as a component of comprehensive income. However, to the extent that the change in the value of the interest rate swap does not perfectly offset the change in the value of the fixed rate debt being hedged, that ineffective portion of the hedge is immediately recognized in income. There was no ineffectiveness associated with these hedges for the three and six month periods ended March 31, 2001.

    During the six months ended March 31, 2001 we entered into interest rate swap agreements (the "Swap Agreements") to effectively fix the variable interest rate on our $85 million four-year term loan (Note 6). The Swap Agreements mature on December 20, 2004, the same day as our $85 million term loan. The Swap Agreements have been designated as cash flow hedges and accordingly, are reflected at fair value in our consolidated balance sheet and the related losses are deferred in stockholders' equity as a component of comprehensive income. Amounts to be received or paid as a result of the Swap Agreements are accrued and recognized as adjustments to interest related to the designated debt. The net effect of this accounting on our operating results is that interest on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates. The effect of the Swap Agreements as of March 31, 2001 was to record an after-tax other comprehensive loss of $1.3 million.

(3) Inventory

    A summary of inventory is as follows (in thousands):

	March 31, 2001	September 30, 2000

Homes under construction	$341,653	$290,277
Development projects in progress	317,965	283,563
Unimproved land held for future development	16,155	12,325
Model homes	43,481	43,498

	$719,254	$629,663

    Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 221 completed homes ($35.7 million) and 296 completed homes ($41.8 million) at March 31, 2001 and September 30, 2000, respectively, that were not subject to a sales contract, excluding model homes.

    Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

(4) Interest

    The following table sets forth certain information regarding interest:

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000

During the period:
Interest incurred	$8,619	$7,659	$16,272	$14,290
Previously capitalized interest amortized to costs and expenses	$7,066	$6,072	$14,064	$11,595
At the end of the period:
Capitalized interest in ending inventory	$15,889	$13,183	$15,889	$13,183

(5) Earnings Per Share

    Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000

Basic:
Net income	$17,507	$8,826	$31,839	$16,343
Weighted average number of common shares outstanding	8,151	8,308	8,126	8,403

Basic earnings per share	$2.15	$1.06	$3.92	$1.94

Diluted:
Net income	$17,507	$8,826	$31,839	$16,343
Weighted average number of common shares outstanding	8,151	8,308	8,126	8,403
Effect of dilutive securities—
Restricted stock	490	262	478	262
Options to acquire common stock	491	49	434	45

Diluted weighted common shares outstanding	9,132	8,619	9,038	8,710

Diluted earnings per share	$1.92	$1.02	$3.52	$1.88

(6) Long Term Debt

    In December 2000 we entered into a $75 million four-year term loan with a group of banks (the "Term Loan"); in March 2001 the Term Loan was increased to $85 million. The Term Loan matures in December 2004 and bears interest at a fluctuating rate based on LIBOR or the lead bank's corporate base rate of interest. The Term Loan contains various operating and financial covenants. Each of our significant subsidiaries is a guarantor under the Term Loan. All proceeds from the Term Loan were used to pay down then outstanding borrowings under our $250 million revolving credit facility.

    As discussed in Note 2, we entered into Swap Agreements to manage interest costs and hedge against risks associated with fluctuating interest rates related to the Term Loan.

    All of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes. Separate financial statements and other disclosures concerning each of the significant subsidiaries are not included, as the aggregate assets, liabilities, earnings and equity of the subsidiaries equal such consolidated amounts and separate subsidiary financial statements are not considered material to investors. The total assets, revenues and operating profit of the non-guarantor subsidiaries are in the aggregate immaterial on a consolidated basis.

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

    The following presents certain operating and financial data for Beazer (dollars in thousands):

	Three Months Ended March 31,			Six Months Ended March 31,
	2001		2000	2001		2000
	Amount	% Change	Amount	Amount	% Change	Amount
Number of new orders, net of cancellations:
Southeast region	1,271	28.4%	990	1,908	25.0%	1,527
Southwest region	1,035	5.5	981	1,739	8.6	1,601
Central region	305	52.5	200	449	55.9	288
Mid-Atlantic region	417	13.3	368	730	16.2	628

Total	3,028	19.3	2,539	4,826	19.3	4,044

Number of closings:
Southeast region	705	6.2%	664	1,280	5.3%	1,215
Southwest region	751	6.4	706	1,517	9.1	1,391
Central region	148	14.7	129	308	22.7	251
Mid-Atlantic region	270	8.0	250	611	21.5	503

Total	1,874	7.1	1,749	3,716	10.6	3,360

Total homebuilding revenue:
Southeast region	$120,920	12.3%	$107,690	225,597	11.2%	$202,943
Southwest region	150,731	8.2	139,325	304,274	11.8	272,222
Central region	22,644	(8.9)	24,849	47,082	0.3	46,945
Mid-Atlantic region	64,762	20.5	53,748	143,223	33.7	107,086

Total	$359,057	10.3	$325,612	720,176	14.5	$629,196

Average sales price per home closed:
Southeast region	$171.5	5.7%	$162.2	$176.2	5.5%	$167.0
Southwest region	200.7	1.7	197.3	200.6	2.5	195.7
Central region	153.0	(20.6)	192.6	152.9	(18.2)	187.0
Mid-Atlantic region	239.9	11.6	215.0	234.4	10.1	212.9
Consolidated	191.6	2.9	186.2	193.8	3.5	187.3

	March 31,
	2001		2000
	Amount	% Change	Amount
Backlog units at end of period:
Southeast region	1,503	14.6%	1,311
Southwest region	1,371	37.7	996
Central region	400	64.6	243
Mid-Atlantic region	765	10.5	692

Total	4,039	24.6	3,242

Aggregate sales value of homes in backlog at end of period:	$802,212	26.3%	$635,328
Number of active subdivisions at end of period:
Southeast region	127	11.4%	114
Southwest region	68	0.0	68
Central region	30	20.0	25
Mid-Atlantic region	39	(7.1)	42

Total	264	6.0	249

New Orders and Backlog: New orders increased by 19% during both the three and six month periods ended March 31, 2001, with only a 6% increase in the number of active subdivisions at March 31, 2001. The increase reflects order strength in all four of our regions. We believe that the increase in new orders in our markets benefited from the reduction of mortgage interest rates and three other significant factors. These factors are strong population growth fueling demand in the first-time buyer segment, gains in market share by large, public homebuilders and the benefits of the internet, which increasing numbers of homebuyers are actively using in their home purchase process. Demand was especially strong in our Central region where we have increased our presence in the first-time buyer segment. As a result of our increased focus on the first-time buyer segment in the Central region, we have brought down the average price per home closed from $192,600 for the three months ended March 31, 2000 to $153,000 for the three months ended March 31, 2001 and from $187,000 for the six months ended March 31, 2000 to $152,900 for the six months ended March 31, 2001.

    The aggregate dollar value of homes in backlog at March 31, 2001 increased 26% from March 31, 2000, reflecting a 25% increase in the number of homes in backlog and a 1% increase in the average price of homes in backlog, from $196,000 at March 31, 2000 to $198,600 at March 31, 2001.

    The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000

Details of revenues and certain expenses:
Revenues:
Home sales	$359,057	$325,612	$720,176	$629,196
Land and lot sales	11,618	5,151	11,948	8,456
Mortgage origination revenue	5,458	3,627	10,778	6,734
Intercompany elimination—mortgage	(1,836)	(1,429)	(3,555)	(2,680)

Total revenue	$374,297	$332,961	$739,347	$641,706

Cost of home construction and land sales:
Home sales	$290,039	$273,336	$586,459	$526,074
Land and lot sales	8,526	3,816	8,789	8,077
Intercompany elimination—mortgage	(1,836)	(1,429)	(3,555)	(2,680)

Total cost of home construction and land sales	$296,729	$275,723	$591,693	$531,471

Selling, general and administrative:
Homebuilding operations	$38,329	$33,767	$75,446	$66,175
Mortgage origination operations	3,099	2,420	6,078	4,285

Total selling, general and administrative	$41,428	$36,187	$81,524	$70,460

Certain items as a percentage of revenues:
As a percentage of total revenue:
Costs of home construction and land sales	79.3%	82.8%	80.0%	82.8%
Amortization of perviously capitalized interest	1.9%	1.8%	1.9%	1.8%
Selling, general and administrative
Homebuilding operations	10.2%	10.1%	10.2%	10.3%
Mortgage operations	0.8%	0.7%	0.8%	0.7%
As a percentage of home sales revenue:
Costs of home construction	80.8%	83.9%	81.4%	83.6%

Revenues: Revenues increased by 12% for the three months ended March 31, 2001 compared to the same period in the prior year, reflecting a 3% increase in the average sales price of homes closed and a 7% increase in the number of homes closed. During the March quarter, we recorded land sales of $11.6 million, recognizing a profit of $3.1 million. Revenues increased 15% for the six months ended March 31, 2001 compared to the same period in prior year, reflecting a 3% increase in the average sales price of homes closed and an 11% increase in the number of homes closed. During the six months ended March 31, 2001, we recorded land sales of $11.9 million, recognizing a profit of $3.2 million. We also experienced an increase in mortgage origination revenue for both the three and six month periods ended March 31, 2001, compared to the same periods of the prior year.

Cost of Home Construction: The cost of home construction as a percentage of home sales decreased for both the three and six month periods ended March 31, 2001, compared to the same periods of the prior year, as a result of our ability to both increase prices in most of our markets and the reduced costs for some raw materials. In addition, the increase in our sales of options and upgrades has contributed to the improvement in gross profit margin. Such options and upgrades generally have gross margins approximately double that of our base homes.

Selling, General and Administrative Expense: Our selling, general and administrative ("SG&A") expense increased slightly as a percentage of total revenues for the three and six months ended March 31, 2001, compared to the same periods of the prior year.

Mortgage Origination Operations: Revenues increased for Beazer Mortgage during the three and six months ended March 31, 2001, compared to the same periods of the prior year, primarily as a result of the increase in homebuilding revenues.

Investment in Unconsolidated Joint Venture: We have a non-controlling 49% interest in Premier Communities, a joint venture with Corporacion GEO S.A. de C.V., a Mexican homebuilder, to build affordable housing in the United States. The joint venture has experienced losses since its inception in 1997 and is now in the process of winding down. During the third quarter of fiscal 2000 we recognized charges to write-off four remaining, impaired investment in the joint venture and to record our expected obligation to fund certain of the letters of credit we have issued to guarantee our share of the outstanding indebtedness of the joint venture. Other expense includes our share of the joint venture's operating losses of $0.5 million and $1.8 million, respectively, for the three and six months ended March 31, 2000. At March 31, 2001 we had $0.4 million accrued for the winding down of the joint venture. We currently do not expect to record further charges relating to the winding down of the joint venture in the future.

Income Taxes: Our effective income tax rate was 39.0% for both the three and six month periods ended March 31, 2001 and March 31, 2000.

Derivative Instruments and Hedging Activities: Effective October 1, 2000 we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

    Our policy is to designate at inception that derivatives hedge risks associated with specific assets, liabilities, or future commitments and to monitor the derivatives to determine if they remain effective hedges. The effectiveness of a derivative as a hedge is based on high correlation between changes in its value and changes in the value of the underlying hedged item. We recognize gains or losses for amounts received or paid when the underlying transaction settles. We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to our $85 million term loan maturing in December 2004. We do not enter or hold derivatives for trading or speculative purposes.

    On an ongoing basis, we will adjust the balance sheet to reflect the current fair market value of our hedge contracts. The related gains or losses on these contracts are deferred in stockholders' equity as a component of comprehensive income. However, to the extent that the change in the value of the interest rate swap does not perfectly offset the change in the value of the fixed rate debt being hedged, that ineffective portion of the hedge is immediately recognized in income. There was no ineffectiveness associated with these hedges for the three and six month periods ended March 31, 2001.

    During the six months ended March 31, 2001 we entered into interest rate swap agreements (the "Swap Agreements") to effectively fix the variable interest rate on our four-year term loan (Note 6). The Swap Agreements mature on December 20, 2004, the same day as our $85 million term loan. The Swap Agreements have been designated as cash flow hedges and accordingly, are reflected at fair value in our consolidated balance sheet and the related loss is deferred in stockholders' equity as a component of comprehensive income. Amounts to be received or paid as a result of the Swap Agreements are accrued and recognized as adjustments to interest related to the designated debt. The net effect of this accounting on our operating results is that interest on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates. The effect of the Swap Agreements as of March 31, 2001 was to record an after-tax other comprehensive loss of $1.3 million.

FINANCIAL CONDITION AND LIQUIDITY:

    We fulfill our short-term cash requirements with cash generated from operations and unused funds available from our $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. Available borrowings under the facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, raw land and accounts receivable. At March 31, 2001, we had $41.8 million outstanding and additional available borrowings of $156.7 million under the Credit Facility.

    In December 2000 we entered into a $75 million four-year term loan with a group of banks (the "Term Loan"); in March 2001 the Term Loan was increased to $85 million. The Term Loan matures in December 2004 and bears interest at a fluctuating rate based on LIBOR or the lead bank's corporate base rate of interest. The Term Loan contains various operating and financial covenants. Each of our significant subsidiaries is a guarantor under the Term Loan. All proceeds from the Term Loan were used to pay down then outstanding borrowings under our $250 million revolving credit facility.

    We have $215 million of outstanding senior debt, which is comprised of $100 million of 8 7/8% Senior Notes due in April 2008 and $115 million of 9% Senior Notes due in March 2004 (collectively, the "Senior Notes"). Neither the Credit Facility, Term Loan nor the Senior Notes restrict distributions to Beazer Homes USA, Inc. by its subsidiaries.

    We have utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land. At March 31, 2001, we had 14,509 lots under option. At March 31, 2001, we had commitments with respect to option contracts with specific performance obligations of approximately $28 million. We expect to exercise all of our option contracts with specific performance obligations and, subject to market conditions, substantially all of our options contracts without specific performance obligations.

    In November 1999, our Board of Directors approved a stock repurchase plan authorizing the purchase of up to 500,000 shares of our outstanding common stock. During the first two quarters of fiscal 2000, we completed the plan and repurchased 500,000 shares on the open market for an aggregate purchase price of $9.2 million (average price of $18.38 per share).

    During the quarter ended March 31, 2001 we purchased from certain officers and employees 6,977 shares of common stock at prevailing market prices. The common stock repurchases related to the tax impact to employees of certain Stock Incentive Plans.

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

OUTLOOK:

    We are optimistic about our prospects for fiscal 2001 and confident about our long-term prospects. We understand the uncertainties surrounding the economy may reduce this optimism in the future. At this time, our increased earnings for the six months ended March 31, 2001 and our current higher level of backlog give us strong indications of increased earnings in fiscal 2001 compared to fiscal 2000. We believe that our earnings per share for fiscal 2001 are likely to be in the $7.00 to $7.25 range, up 39% to 44% over fiscal 2000. In addition, we believe that the factors we discussed earlier (positive demographic trends, gains in market share by larger public homebuilders and the benefits of the internet) will allow us to continue to report increased earnings in fiscal 2002 and beyond. Our five-year plan, introduced in fiscal 1999, targets earning $9.00 per diluted share by fiscal 2004.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

    We are exposed to market risks related to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. We entered into Swap Agreements during the six months ended March 31, 2001, to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to our $85 million term loan maturing in December 2004. We do not enter into or hold derivatives for trading or speculative purposes.

    Pursuant to the interest rate swap agreements, we have exchanged floating interest rate obligations on an aggregate of $85 million in notional principal amount. Concurrent with the adoption of SFAS 133 in October 2000, we have formally designated these agreements as cash flow hedges as discussed in Note 2 of the condensed consolidated financial statements.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits
23.1—Consent of Deloitte & Touche LLP
	(b)	Reports on Form 8-K:
We did not file any reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.
Date:	May 9, 2001	By:	/s/ DAVID S. WEISS
		Name:	David S. Weiss Executive Vice President and Chief Financial Officer