Form 10-Q
period 2001-06-30
BEAZER HOMES USA INC
filed 2001-08-10
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  001-12822

BEAZER HOMES USA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	58-2086934
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

5775 Peachtree Dunwoody Road, Suite B-200, Atlanta, Georgia	30342
(Address of principal executive offices)	(Zip Code)

(404) 250-3420
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                                                                YES  ☒             NO  ☐

Class	Outstanding at August 10, 2001

Common Stock, $0.01 par value	8,575,721shares

Exhibit Index Appears on Page 20

BEAZER HOMES USA, INC.
FORM 10-Q

Part I. Financial Information

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2001	September 30, 2000

	(unaudited)
ASSETS
Cash and cash equivalents	$11,911	$-
Accounts receivable	24,146	23,087
Inventory	785,234	629,663
Property, plant and equipment, net	11,786	12,206
Goodwill, net	6,649	7,250
Other assets	31,020	24,022

Total assets	$870,746	$696,228

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$56,922	$72,212
Other payables and accrued liabilities	105,561	101,129
Other notes payable	99	-
Revolving credit facility	-	40,000
Term loan	90,000	-
Senior notes (net of discount of $4,906 and $2,651,respectively)	295,094	212,349

Total liabilities	547,676	425,690

Stockholders' equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	-	-
Common stock (par value $.01 per share, 30,000,000 shares authorized, 12,358,725 and 12,275,851 issued, 8,559,721 and 8,483,824 outstanding)	124	123
Paid in capital	196,882	195,134
Retained earnings	192,125	141,094
Unearned restricted stock	(3,665)	(4,609)
Treasury stock (3,799,004 and 3,792,027 shares)	(61,510)	(61,204)
Accumulated other comprehensive loss	(886)	-

Total stockholders' equity	323,070	270,538

Total liabilities and stockholders' equity	$870,746	$696,228

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Total revenue	$448,825	$389,557	$1,188,172	$1,031,263
Costs and expenses:
Home construction and land sales	357,071	318,912	948,764	850,385
Interest	8,651	7,252	22,715	18,847
Selling, general and administrative	51,218	42,450	132,742	112,911

Operating income	31,885	20,943	83,951	49,120
Other income (expense)	780	(3,608)	909	(4,994)

Income before income taxes	32,665	17,335	84,860	44,126
Provision for income taxes	12,740	6,761	33,096	17,209

Net income before extraordinary item	19,925	10,574	51,764	26,917
Extraordinary item--loss on early extinguishment of debt (net of taxes of $469)	(733)	-	(733)	-

Net income	$19,192	$10,574	$51,031	$26,917

Weighted average number of shares (in thousands):
Basic	8,195	8,088	8,149	8,310
Diluted	9,250	8,412	9,124	8,622

Basic
Net income before extraordinary item	$2.43	$1.31	$6.35	$3.24
Extraordinary item	(0.09)	-	(0.09)	-

Net income per common share	$2.34	$1.31	$6.26	$3.24

Diluted
Net income before extraordinary item	$2.15	$1.26	$5.67	$3.12
Extraordinary item	(0.08)	-	(0.08)	-

Net income per common share	$2.07	$1.26	$5.59	$3.12

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:
Net income	$51,031	$26,917
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	6,171	5,159
Loss on early extinguishment of debt	1,202	-
Changes in operating assets and liabilities:
Increase in inventory	(155,571)	(137,228)
Increase in trade accounts payable	4,805	12,663
Other changes	1,844	(4,881)
Changes in book overdraft	(20,095)	(148)

Net cash used by operating activities	(110,613)	(97,518)

Cash flows from investing activities:
Capital expenditures	(4,059)	(3,013)
Investment in unconsolidated joint venture	(4,217)	-

Net cash used by investing activities	(8,276)	(3,013)

Cash flows from financing activities:
Change in other notes payable	99	-
Change in revolving credit facility	(40,000)	110,000
Proceeds from Term Loan	90,000	-
Proceeds from 8 5/8% Senior Notes	196,536	-
Redemption of 9% Senior Notes	(115,000)	-
Proceeds from stock option exercises	1,743	-
Common share repurchases	(306)	(9,221)
Debt issuance costs	(2,272)	(248)

Net cash provided by financing activities	130,800	100,531

Increase in cash and cash equivalents	11,911	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$11,911	$-

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2001	2000	2001	2000

Net income	$19,192	$10,574	51,031	$26,917

Other comprehensive income (loss): Gain (loss) on cash flow hedges, net of related taxes	411	-	(886)	-

Comprehensive income	$19,603	$10,574	$50,145	$26,917

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (“Beazer”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying condensed financial statements.  Certain items in prior period financial statements have been reclassified to conform to the current presentation.  For further information, refer to our audited consolidated financial statements incorporated by reference in our Annual Report on Form 10-K for the year ended September 30, 2000.

(2) Derivative Instruments and Hedging Activities

             Effective October 1, 2000 we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended.   SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value.   Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

             Our policy is to designate at inception that derivatives hedge risks associated with specific assets, liabilities, or future commitments and to monitor the derivatives to determine if they remain effective hedges.  The effectiveness of a derivative as a hedge is based on high correlation between changes in its value and changes in the value of the underlying hedged item.  We recognize gains or losses for amounts received or paid when the underlying transaction settles.  We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to our $90 million term loan maturing in December 2004.  We do not enter into or hold derivatives for trading or speculative purposes.

             On an ongoing basis, we will adjust the balance sheet to reflect the current fair market value of our hedge contracts.  The related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.  However, to the extent that the change in the value of the interest rate swap does not perfectly offset the change in the value of the fixed rate debt being hedged, that ineffective portion of the hedge is immediately recognized in income.  No portion of these hedges was considered ineffective for the three and nine month periods ended June 30, 2001. We do not expect to reclassify any amount from other comprehensive income to earnings over the next twelve months.

             During the nine months ended June 30, 2001 we entered into interest rate swap agreements (the “Swap Agreements”) to effectively fix the variable interest rate on our $90 million four-year term loan (Note 6).  The Swap Agreements mature on December 20, 2004, the same day as our $90 million term loan. The Swap Agreements have been designated as cash flow hedges and accordingly, are reflected at fair value in our consolidated balance sheet and the related losses are deferred in stockholders’ equity as a component of other comprehensive income.  Amounts to be received or paid as a result of the Swap Agreements are accrued and recognized as  adjustments to interest related to the designated debt. The net effect of this accounting on our operating results is that interest on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates.  The effect of the Swap Agreements as of June 30, 2001 was to record an after-tax other comprehensive loss of $0.9 million.

(3) Inventory

             A summary of inventory is as follows (in thousands):

	June 30, 2001	September 30, 2000

Homes under construction	$408,904	$290,277
Development projects in progress	321,592	283,563
Unimproved land held for future development	9,300	12,325
Model homes	45,438	43,498

	$785,234	$629,663

             Homes under construction includes homes finished and ready for delivery and homes in various stages of construction.  We had 157 completed homes ($26.7 million) and 296 completed homes ($41.8 million) at June 30, 2001 and September 30, 2000, respectively, that were not subject to a sales contract, excluding model homes.

             Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

(4) Interest

             The following table sets forth certain information regarding interest:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000

During the period:
Interest incurred	$10,306	$8,316	$26,578	$22,606
Previously capitalized interest amortized to costs and expenses	$8,651	$7,252	$22,715	$18,847
At the end of the period:
Capitalized interest in ending inventory	$17,544	$14,247	$17,544	$14,247

(5) Earnings Per Share

             Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic:
Net income before extraordinary item	$19,925	$10,574	$51,764	$26,917
Extraordinary loss on early extinguishment of debt	(733)	-	(733)	-

Net income per common share	$19,192	$10,574	$51,031	$26,917

Weighted average number of common shares outstanding	8,195	8,088	8,149	8,310

Basic earnings per share before extraodinary item	$2.43	$1.31	$6.35	$3.24
Extraordinary item	(0.09)	-	(0.09)	-

Net earnings per common share	$2.34	$1.31	$6.26	$3.24

Diluted:
Net income before extraordinary item	$19,925	$10,574	$51,764	$26,917
Extraordinary loss on early extinguishment of debt	(733)	-	(733)	-

Net income per common share	$19,192	$10,574	$51,031	$26,917

Weighted average number of common shares outstanding	8,195	8,088	8,149	8,310
Effect of dilutive securities-
Restricted stock	504	286	486	270
Options to acquire common stock	551	38	489	42

Diluted weighted common shares outstanding	9,250	8,412	9,124	8,622

Diluted earnings per share before extraodinary item	$2.15	$1.26	$5.67	$3.12
Extraordinary item	(0.08)	-	(0.08)	-

Net earnings per common share	$2.07	$1.26	$5.59	$3.12

(6) Long Term Debt

             In May 2001 we issued $200 million principal amount of Senior Notes due 2011 (the “2011 Notes”).  The 2011 Notes have a coupon rate of 8.625% and were issued to investors at a price of $99.178 per $100 Note.    We used a portion of the proceeds from the sale of the 2011 Notes to redeem our 9% Senior Notes due 2004.  As a result of the redemption of the 9% Senior Notes, we recorded an extraordinary charge during the quarter ended June 30, 2001 of  $1.2 million for the write off of associated unamortized debt issuance costs.

             In December 2000 we entered into a $75 million four-year term loan with a group of banks (the “Term Loan”).  In March 2001 the Term Loan was increased to $85 million and in June 2001 the Term Loan was increased to $90 million. The Term Loan matures in December 2004 and bears interest at a fluctuating rate (5.44% at June 30, 2001) based on LIBOR.   The Term Loan contains various operating and financial covenants.  Each of our significant subsidiaries is a guarantor under the Term Loan.  All proceeds from the Term Loan were used to pay down then outstanding borrowings under our $250 million revolving credit facility.

             As discussed in Note 2, we entered into Swap Agreements to manage interest costs and hedge against risks associated with fluctuating interest rates related to the Term Loan.   As of June 30, 2001, we had entered into interest rate swaps to effectively fix the LIBOR rate on the $90 million Term Loan.  Under the Swap Agreements, $75 million is fixed at 5.925% per annum, $10 million is fixed at 5.17% per annum and $5 million is fixed at 5.5% per annum.  The Swap Agreements expire in December 2004, when the Term Loan matures.

             All of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes.  Each  significant subsidiary is a wholly-owned subsidiary of Beazer and Beazer  has no independent assets or operations.  Any subsidiaries of Beazer that are not guarantors are minor subsidiaries.

(7) Investment in Unconsolidated Joint Venture

             We have a non-controlling 49% interest in Premier Communities, a joint venture with Corporacion GEO S.A. de C.V., a Mexican homebuilder, to build affordable housing in the United States.  The joint venture has experienced losses since its inception in 1997 and is now in the process of winding down.  During the third quarter of fiscal 2000 we recognized a charge of $3.3 million to write-off our remaining, impaired investment in the joint venture and to record our expected obligation to fund certain of the letters of credit we have issued to guarantee our share of the outstanding indebtedness of the joint venture.   In addition to the charge for the costs of winding down the joint venture, other expense includes our share of the joint venture’s operating losses of $1.0 million and $2.8 million, respectively, for the three and nine months ended June 30, 2000.   At June 30, 2001 we had $0.4 million accrued for the winding down of the joint venture.  We currently do not expect to record further charges relating to the winding down of the joint venture.

(8) Subsequent Event

             In August 2001, we acquired the assets of the homebuilding operations of Sanford Homes of Colorado for approximately $66 million including the assumption of liabilities aggregating approximately $35.5 million.  The purchase price is subject to possible adjustment, which we expect to be finalized by September 30, 2001.  The acquisition will be accounted for under the provisions of the accounting pronouncements discussed in Note 9.

(9) Recent Accounting Pronouncements

             In July 2001 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.  SFAS No. 141 also prohibits the use of the pooling-of-interest method for all business combinations initiated after June 30, 2001.

             SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles.  Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value.

             SFAS No. 142 is generally effective for fiscal years beginning after December 15, 2001; however we are considering early adoption of this statement on October 1, 2001, the first day of our 2002 fiscal year, as permitted by the statement.   The adoption of SFAS No. 142 will result in the discontinuation of amortization of goodwill recorded at June 30, 2001 of  $0.2 million per quarter and  $0.8 million annually.  We have not yet determined if any impairment charges will result from the adoption of this statement.

             In addition, under SFAS No. 142 transition provisions, our Sanford Homes acquisition (Note 8) will be accounted for under SFAS No. 142 from its purchase date. Accordingly, goodwill recorded in this acquisition will not be amortized.

BEAZER HOMES USA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:

Homebuilding:  We design, build and sell single-family homes in the following regions and states:

Southeast	West	Central	Mid-Atlantic

Florida	Arizona	Texas	Maryland
Georgia	California		New Jersey
North Carolina	Nevada		Pennsylvania
South Carolina	Colorado*		Virginia
Tennessee

             * Since August 2001

             We intend, subject to market conditions, to expand in our current markets and to consider entering new markets either through expansion from existing markets or through acquisitions of established regional homebuilders.  We seek to be one of the five largest builders in each of the markets that we serve.

             Most of our homes are designed to appeal to entry-level and first time move-up homebuyers, and are generally offered for sale in advance of their construction.  Once a sales contract has been signed, we classify the transaction as a "new order."  Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing.   Homes covered by these sales contracts are considered "backlog."  We do not recognize revenue on homes in backlog until the sales are closed and the risk of ownership has been transferred to the buyer.

Ancillary Businesses:  We have established several businesses to support our core homebuilding operations.  We operate design centers in the majority of our markets.  Through design centers, homebuyers can choose non-structural upgrades and options for their new home.  We also provide mortgage origination services for our homebuyers through Beazer Mortgage Corp.  Beazer Mortgage originates, processes and sells mortgages to third party investors.  Beazer Mortgage does not retain or service the mortgages that it originates.  We also provide title services and homeowners’ and other insurance in the majority of our markets.  We will continue to evaluate opportunities to provide other ancillary services to our homebuyers.

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

The following presents certain operating and financial data for Beazer (dollars in thousands):

	Three Months Ended June 30,			Nine Months Ended June 30,

	2001		2000	2001		2000

		%			%
	Amount	Change	Amount	Amount	Change	Amount

Number of new orders, net of cancellations:
Southeast region	1,006	42.7%	705	2,914	30.6%	2,232
West region	1,204	28.2	939	2,943	15.9	2,540
Central region	288	19.5	241	737	39.3	529
Mid-Atlantic region	375	23.0	305	1,105	18.4	933

Total	2,873	31.2	2,190	7,699	23.5	6,234

Number of closings:
Southeast region	951	24.6%	763	2,231	12.8%	1,978
West region	806	7.2	752	2,323	8.4	2,143
Central region	253	65.4	153	561	38.9	404
Mid-Atlantic region	266	(14.5)	311	877	7.7	814

Total	2,276	15.0	1,979	5,992	12.2	5,339

Total homebuilding revenue:
Southeast region	$168,967	32.0%	$127,966	$394,564	19.2%	$330,909
West region	168,964	10.2	153,278	473,238	11.2	425,500
Central region	38,467	45.6	26,428	85,549	16.6	73,372
Mid-Atlantic region	64,468	(10.4)	71,952	207,691	16.0	179,039

Total	$440,866	16.1	$379,624	$1,161,042	15.1	$1,008,820.

Average sales price per home closed:
Southeast region	$177.7	6.0%	$167.7	$176.9	5.7%	$167.3.
West region	209.6	2.8	203.8	203.7	2.6	198.6
Central region	152.0	(12.0)	172.7	152.5	(16.0)	181.6
Mid-Atlantic region	242.4	4.8	231.4	236.8	7.7	219.9
Consolidated	193.7	1.0	191.8	193.8	2.5	189.0

	June 30,

	2001		2000

		%
	Amount	Change	Amount

Backlog units at end of period:
Southeast region	1,558	24.3%	1,253
West region	1,769	49.5	1,183
Central region	435	31.4	331
Mid-Atlantic region	874	27.4	686

Total	4,636	34.3	3,453

Aggregate sales value of homes in backlog at end of period:	$891,898	31.4%	$678,836

Number of active subdivisions at end of period:
Southeast region	130	13.0%	115
West region	73	(1.4)	74
Central region	32	33.3	24
Mid-Atlantic region	41	5.1	39

Total	276	9.5	252

New Orders and Backlog: New orders increased by 31% and 24%, respectively, during the three and nine month periods ended June 30, 2001, with only a 10% increase in the number of active subdivisions at June 30, 2001.  The increase reflects order strength in all four of our regions.  We believe that the increase in new orders in our markets benefited from the reduction of mortgage interest rates and three other significant factors.  These factors are strong population growth fueling demand in the first-time buyer segment, gains in market share by large, public homebuilders and the benefits of the internet, which increasing numbers of homebuyers are actively using in their home purchase process.    Demand was especially strong in the first-time buyer segment.

The aggregate dollar value of homes in backlog at June 30, 2001 increased 31% from June 30, 2000, resulting from a 34% increase in the number of homes in backlog partially offset by a 2% decrease in the average price of homes in backlog, from $196,600 at June 30, 2000 to $192,400 at June 30, 2001.  The lower average sales price reflects our expansion in the first-time buyer segment where sales prices are generally lower.  The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,

	2001	2000	2001	2000

Details of revenues and certain expenses:
Revenues:
Home sales	$440,866	$379,624	$1,161,042	$1,008,820
Land and lot sales	3,528	7,146	15,476	15,602
Mortgage origination revenue	6,522	4,551	17,300	11,285
Intercompany elimination - mortgage	(2,091)	(1,764)	(5,646)	(4,444)

Total revenue	$448,825	$389,557	$1,188,172	$1,031,263

Cost of home construction and land sales:
Home sales	$355,861	$315,642	$942,320	$842,829
Land and lot sales	3,301	5,034	12,090	12,000
Intercompany elimination - mortgage	(2,091)	(1,764)	(5,646)	(4,444)

Total cost of home construction and land sales	$357,071	$318,912	$948,764	$850,385

Selling, general and administrative:
Homebuilding operations	$47,636	$39,760	$123,082	$105,936
Mortgage origination operations	3,582	2,690	9,660	6,975

Total selling, general and administrative	$51,218	$42,450	$132,742	$112,911

Certain items as a percentage of revenues:
As a percentage of total revenue:
Costs of home construction and land sales	79.6%	81.9%	79.9%	82.5%
Amortization of previously capitalized interest	1.9%	1.9%	1.9%	1.8%
Selling, general and administrative
Homebuilding operations	10.6%	10.2%	10.4%	10.3%
Mortgage operations	0.8%	0.7%	0.8%	0.7%

As a percentage of home sales revenue:
Costs of home construction	80.7%	83.1%	81.2%	83.5%

Revenues: Revenues increased by 15% for the three months ended June 30, 2001 compared to the same period in the prior year, reflecting a 1% increase in the average sales price of homes closed and a 15% increase in the number of homes closed. During the June 2001 quarter, we recorded land sales of $3.5 million, recognizing a profit of $0.2 million.  Revenues increased 15% for the nine months ended June 30, 2001 compared to the same period in the prior year, reflecting a 3% increase in the average sales price of homes closed and a 12% increase in the number of homes closed.  During the nine months ended June 30, 2001, we recorded land sales of $15.5 million, recognizing a profit of $3.4 million.  We also experienced an increase in mortgage origination revenue for both the three and nine month periods ended June 30, 2001, compared to the same periods of the prior year.

Cost of Home Construction: The cost of home construction as a percentage of home sales decreased for both the three and nine month periods ended June 30, 2001, compared to the same periods of the prior year, as a result of our ability to increase prices in most of our markets and reduced costs for certain raw materials.  In addition, the increase in our sales of options and upgrades has contributed to the improvement in gross profit margin.

Selling, General and Administrative Expense: Our selling, general and administrative (“SG&A”) expense increased slightly as a percentage of total revenues for the three and nine months ended June 30, 2001, compared to the same periods of the prior year.

Investment in Unconsolidated Joint Venture: We have a non-controlling 49% interest in Premier Communities, a joint venture with Corporacion GEO S.A. de C.V., a Mexican homebuilder, to build affordable housing in the United States.  The joint venture has experienced losses since its inception in 1997 and is now in the process of winding down.  During the third quarter of fiscal 2000 we recognized a charge of $3.3 million to write-off our remaining, impaired investment in the joint venture and to record our expected obligation to fund certain of the letters of credit we have issued to guarantee our share of the outstanding indebtedness of the joint venture.   In addition to the charge for the costs of winding down the joint venture, other expense includes our share of the joint venture’s operating losses of $1.0 million and $2.8 million, respectively, for the three and nine months ended June 30, 2000.   At June 30, 2001, we had $0.4 million accrued for the winding down of the joint venture.  We currently do not expect to record further charges relating to the winding down of the joint venture .

Income Taxes:  Our effective income tax rate was39.0%for both the three and nine month periods ended June 30, 2001 and June 30, 2000.

Derivative Instruments and Hedging Activities: Effective October 1, 2000 we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended.   SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value.   Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income, and recognized in the income statement when the hedged item affects earnings, depending on the purpose of the derivatives and whether they qualify for hedge accounting treatment.

Our policy is to designate at inception that derivatives hedge risks associated with specific assets, liabilities, or future commitments and to monitor the derivatives to determine if they remain effective hedges.  The effectiveness of a derivative as a hedge is based on high correlation between changes in its value and changes in the value of the underlying hedged item.  We recognize gains or losses for amounts received or paid when the underlying transaction settles.  We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to our $90 million term loan maturing in December 2004.  We do not enter or hold derivatives for trading or speculative purposes.

On an ongoing basis, we will adjust the balance sheet to reflect the current fair market value of our hedge contracts.  The related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.  However, to the extent that the change in the value of the interest rate swap does not perfectly offset the change in the value of the fixed rate debt being hedged, that ineffective portion of the hedge is immediately recognized in income.  No portion of these hedges was considered ineffective for the three and nine month periods ended June 30, 2001. We do not expect to reclassify any amount from other comprehensive income to earnings over the next twelve months.

During the nine months ended June 30, 2001 we entered into interest rate swap agreements (the “Swap Agreements”) to effectively fix the variable interest rate on our four-year term loan (Note 6).  The Swap Agreements mature on December 20, 2004, the same day as our $90 million term loan.  The Swap Agreements have been designated as cash flow hedges and accordingly, are reflected at fair value in our consolidated balance sheet and the related loss is deferred in stockholders’ equity as a component of other comprehensive income.  Amounts to be received or paid as a result of the Swap Agreements are accrued and recognized as adjustments to interest related to the designated debt. The net effect of this accounting on our operating results is that interest on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates.  The effect of the Swap Agreements as of June 30, 2001 was to record an after-tax other comprehensive loss of $0.9 million.

FINANCIAL CONDITION AND LIQUIDITY:

We fulfill our short-term cash requirements with cash generated from operations and unused funds available from our $250 million unsecured revolving credit facility (the “Credit Facility”) with a group of banks.  Available borrowings under the facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, raw land and accounts receivable.  At June 30, 2001, we had no borrowings outstanding and available borrowings of $179 million under the Credit Facility.

In December 2000 we entered into a $75 million four-year term loan with a group of banks (the “Term Loan”).  In March 2001 the Term Loan was increased to $85 million and in June 2001 the Term Loan was increased to $90 million.  The Term Loan matures in December 2004 and bears interest at a fluctuating rate (5.44% at June 30, 2001) based on LIBOR.  The Term Loan contains various operating and financial covenants.  As of June 30, 2001, we were in compliance with these covenants.  Each of our significant subsidiaries is a guarantor under the Term Loan.  All proceeds from the Term Loan were used to pay down then outstanding borrowings under our $250 million revolving credit facility.

At June 30, 2001, we had $300 million of outstanding senior debt, which is comprised of $100 million of 8 7/8% Senior Notes due in April 2008 and $200 million of 8 5/8% Senior Notes due 2011 (collectively, the “Senior Notes”).   We used a portion of the proceeds from the issuance of the $200 million 8 5/8% Senior Notes in May 2001 to redeem the $115 million of 9% Senior Notes due in March 2004.   As a result of the redemption of the 9% Senior Notes, we recorded an extraordinary charge during the quarter ended June 30, 2001 of $1.2 million for the write-off of associated unamortized debt issuance costs.  Neither the Credit Facility, Term Loan nor the Senior Notes restrict distributions to Beazer Homes USA, Inc. by its subsidiaries.

We have utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land.  At June 30, 2001, we had 16,245 lots under option.  At June 30, 2001, we had commitments with respect to option contracts with specific performance obligations of approximately $27 million.  We expect to exercise all of our option contracts with specific performance obligations and, subject to market conditions, substantially all of our options contracts without specific performance obligations.

During the second quarter of fiscal 2001, we purchased from certain officers and employees 6,977 shares of our common stock at prevailing market prices.  The common stock repurchases were made to satisfy the minimum tax impact to employees of certain stock incentive plans.

In January 2000, we filed a $300 million universal shelf registration statement on Form S-3 with the Securities and Exchange Commission.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt and/or equity securities.  This shelf registration allows the Company to expediently access capital markets periodically.  Our $200 million 8 5/8% Senior Notes were sold pursuant to this registration statement.   The timing and amount of future offerings, if any, will depend on market and general business conditions.

In August 2001, we acquired the assets of the homebuilding operations of Sanford Homes of Colorado for approximately $66 million including the assumption of liabilities aggregating approximately $35.5 million.  The purchase price is subject to possible adjustment, which we expect to be finalized by September 30, 2001.  The acquisition will be accounted for under the provisions of the accounting pronouncements discussed in Note 9 of the financial statements under Item 1.

We believe that our current borrowing capacity, together with anticipated cash flows from operations, is sufficient to meet liquidity needs for the foreseeable future.  There can be no assurance, however, that amounts available from our sources of liquidity will be sufficient to meet future capital needs.  The amount and types of indebtedness that we may incur may be limited by the terms of the indentures governing our Senior Notes, and of our Term Loan and Credit Facility.  We continually evaluate expansion opportunities through acquisition of established regional homebuilders and such opportunities may require us to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

OUTLOOK:

We are confident about our prospects for fiscal 2001 and optimistic about our long-term prospects.  We understand that uncertainties surrounding the economy may reduce this optimism in the future.  At this time, our increased earnings for the nine months ended June 30, 2001 and our current higher level of backlog give us strong indications of increased earnings in fiscal 2001 compared to fiscal 2000.  We believe that our earnings per share for fiscal 2001 are likely to be in the $7.75 to $8.00 range, up 53% to 58% over fiscal 2000.   In addition, we believe that the factors we discussed earlier (positive demographic trends, gains in market share by larger public homebuilders and the benefits of the internet) will allow us to continue to report increased earnings in fiscal 2002 and beyond.  In April 1999, we announced a five-year plan to more than double our earnings per share to $9.00 by fiscal 2004. We now target achieving our five-year goal two years early, with EPS of $9.00 per diluted share by fiscal 2002.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws.  These forward-looking statements include, among others, statements concerning the Company’s outlook for future quarters including projected earnings per share for fiscal 2001 and fiscal 2002, overall and market specific volume trends, pricing trends and forces in the industry, cost reduction strategies and their results, the Company’s expectations as to funding its capital expenditures and operations during 2001, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.  The most significant factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following:

•	Economic changes nationally or in one or more of the Company’s local markets
•	Volatility of mortgage interest rates
•	Increased competition
•	Shortages of skilled labor or raw materials used in the production of houses
•	Increased prices for labor, land and raw materials used in the production of houses
•	Increased land development costs on projects under development
•	Any delays in reacting to changing consumer preference in home design
•	Delays or difficulties in implementing the Company’s initiatives to reduce its production and overhead cost structure
•	Delays in land development or home construction resulting from adverse weather conditions
•	Potential delays or increased costs in obtaining necessary permits as a result of changes to laws, regulations or governmental policies
•	Difficulty in integrating our newly acquired Denver operations
•	Changes in the costs of winding down Premier Communities.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates.  We do not believe our exposure in this area is material to cash flows or earnings.  We entered into Swap Agreements during the nine months ended June 30, 2001, to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to our $90 million term loan maturing in December 2004.  We do not enter into or hold derivatives for trading or speculative purposes.

Pursuant to the interest rate swap agreements, we have exchanged floating interest rate obligations on an aggregate of $90 million in notional principal amount.  We have formally designated these agreements as cash flow hedges as discussed in Note 2 of the condensed consolidated financial statements.

PART II.  OTHER INFORMATION

Item 6.               Exhibits and Reports on Form 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

On May 22, 2001 we filed a Form 8-K reporting under Item 5 the closing of the sale of our $200 million Senior Notes due 2011.

On June 29, 2001 we filed a Form 8-K announcing under Item 5 that we had signed a definitive agreement to acquire the homebuilding operations of Sanford Homes of Colorado.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.

Date:	August 10, 2001	By:	/s/ David S. Weiss

		Name:	David S. Weiss
Executive Vice President and Chief Financial Officer