Form 10-K405
period 2001-09-30
BEAZER HOMES USA INC
filed 2001-12-21
CIK 915840

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12822

Beazer Homes USA, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2086934 (I.R.S. Employer Identification No.)

5775 Peachtree Dunwoody Road, Suite B-200, Atlanta, Georgia 30342
(Address of principal executive offices) (Zip code)

(Registrant's telephone number including area code) (404) 250-3420

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities	Exchanges on which Registered
Common Stock, $.01 par value per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (7,812,238 shares) as of December 10, 2001, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $560,606,199. The number of shares outstanding of the registrant's Common Stock as of December 10, 2001 was 8,623,931.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K where incorporated
Portions of the registrant's 2001 Annual Report to Shareholders for the fiscal year ended September 30, 2001	II
Portions of the registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders	III

BEAZER HOMES USA, INC.

FORM 10-K

INDEX

PART I

Item 1. Business

    Our principal executive offices are located at 5775 Peachtree Dunwoody Road, Suite B-200, Atlanta, Georgia 30342, telephone (404) 250-3420. We also provide information about our active communities and mortgage financing through our Internet website located at www.beazer.com. Information on our website is not a part of this report.

    Beazer Homes USA, Inc. designs, builds and sells single family homes in the following locations within the United States:

Region/State	Market(s)/Year Entered
Southeast Region:
Florida	Jacksonville (1993), Fort Myers/Naples (1996), Tampa/St. Petersburg (1996), Treasure Coast (1995), Orlando (1997)
Georgia	Atlanta (1985)
North Carolina	Charlotte (1987), Raleigh (1992), Greensboro (1999)
South Carolina	Charleston (1987), Columbia (1993), Greenville (1998)
Tennessee	Nashville (1987)
West Region:
Arizona	Phoenix (1993)
California	Los Angeles County (1993), Orange County (1993), Riverside & San Bernadino Counties (1993), San Diego County (1992), Ventura County (1993), Sacramento (1993)
Colorado	Denver (2001); Fort Collins (2001)
Nevada	Las Vegas (1993)
Central Region:
Texas	Dallas (1995), Houston (1995)
Mid-Atlantic Region:
Maryland	Baltimore (1998), Metro-Washington DC (1998)
New Jersey/ Pennsylvania	Central and Southern New Jersey (1998), Bucks County, PA (1998)
Virginia	Fairfax County (1998), Loudoun County (1998), Prince William County (1998)

    We design our homes to appeal primarily to entry-level and first time move-up homebuyers. Our objective is to provide our customers with homes that incorporate quality and value while seeking to maximize our return on invested capital. To achieve this objective, we have developed a business strategy which focuses on the following elements:

  Geographic Diversity and Growth Markets.  We compete in a large number of geographically diverse markets in an attempt to reduce our exposure to any particular regional economy. Virtually all of the markets in which we operate have experienced significant population growth in recent years. Within these markets, we build homes in a variety of projects, typically with fewer than 150 homesites.

  Quality Homes for Entry-Level and First Time Move-Up HomeBuyers.  We seek to maximize customer satisfaction by offering homes which incorporate quality materials, distinctive design features, convenient locations and competitive prices. We focus on entry-level and first time move-up homebuyers because we believe they represent the largest segment of the homebuilding market. During fiscal year 2001, the average sales price of our homes sold was approximately $195,300.

  Additional Products and Services for Homebuyers.  In order to maximize our profitability and provide our homebuyers with the additional products and services that they desire, we have incorporated design centers and mortgage origination operations into our business. Recognizing that homebuyers want to choose certain components of their new home, we offer limited customization through the use of design centers in most of our markets. These design centers allow the homebuyer to select certain non-structural customizations for their homes such as cabinetry, flooring, fixtures, appliances and wallcoverings. Additionally, recognizing the homebuyer's desire to simplify the financing process, we originate mortgages on behalf of our customers through Beazer Mortgage Corp. Beazer Mortgage originates, processes and brokers mortgages to third party investors. Beazer Mortgage does not retain or service the mortgages that it brokers. We also provide title insurance to our homebuyers in many of our markets. During fiscal 2000, we formed an insurance agency to provide homeowners and other insurance to our homebuyers.

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

  Value Created.  We measure our financial performance using Value Created, a variation of economic value added. Value Created measures the extent to which we beat our cost of capital.

Company History

    In March 1994, we completed a concurrent initial public offering of common stock and issuance of senior notes (the "IPO"). Prior to our IPO, we were an indirect wholly-owned subsidiary of Hanson PLC ("Hanson"), a company registered in the United Kingdom. Hanson currently does not hold any investment, or ongoing interest, in us.

Markets and Product Description

    We evaluate a number of factors in determining which geographic markets to enter or in which markets to concentrate our homebuilding activities. We attempt to anticipate swings in economic and real estate conditions by evaluating such statistical information as

  (1)
  the historical and projected growth of the population;

  (2)
  the number of new jobs created or projected to be created;

  (3)
  the number of housing starts in previous periods;

  (4)
  building lot availability and price;

  (5)
  housing inventory;

  (6)
  level of competition; and

  (7)
  home sale absorption rates.

We generally seek to avoid direct competition in a particular market with respect to product type and maintain the flexibility to alter our product mix within a given market depending on market conditions. In determining our product mix we consider demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market. While remaining responsive to market opportunities within the industry, in recent years we have focused, and intend to continue to focus, our business primarily on entry-level and first time move-up housing in the form of single family detached homes and townhouses. Entry-level homes generally are those homes priced at the lower end of the market and target first time homebuyers, while first time move-up homes generally are priced in the mid-to-upper price range and target a wide variety of homebuyers as they progress in income and family size. Although some of our move-up homes are priced at the upper end of the market and we offer a selection of amenities, we generally do not build "custom homes." The prices of our first time move-up homes generally are well below the prices of custom homes in most areas. We attempt to maximize efficiency by using standardized design plans whenever possible.

    The following table summarizes certain operating information regarding our markets as of and for the year ended September 30, 2001 (dollars in thousands):

State	Number of Active Subdivisions	Number of Homes Closed	Average Closing Price	Units in Backlog at Year End	Dollar Value of Backlog at Year End
Arizona	27	1,024	$153.5	532	$86,480
California	33	1,800	238.6	553	135,611
Colorado	14	41	441.5	195	32,470
Florida	49	948	228.6	537	125,544
Georgia	11	406	146.0	120	19,879
Maryland	14	338	227.3	175	42,807
Nevada	12	547	180.0	326	50,241
New Jersey/Pennsylvania	7	304	256.4	136	30,800
North Carolina	34	933	148.8	189	27,302
South Carolina	10	516	133.2	119	17,782
Tennessee	20	611	200.1	275	31,420
Texas	31	897	159.7	384	61,774
Virginia	19	694	233.4	436	113,502

Total Company	281	9,059	$195.3	3,977	$775,612

    Our homebuilding and marketing activities are conducted under the name of Beazer Homes in each of our markets except in Colorado (Sanford Homes) and Tennessee (Phillips Builders).

Corporate Operations

    We perform the following functions at a centralized level:

  (1)
  evaluate and select geographic markets;

  (2)
  allocate capital resources to particular markets, including with respect to land acquisitions;

  (3)
  maintain our relationship with lenders to regulate the flow of financial resources and develop consistent relationships with our lenders;

  (4)
  maintain centralized information systems; and

  (5)
  monitor the decentralized operations of our subsidiaries and divisions.

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

Land Acquisition and Development

    Substantially all of the land we acquire is purchased only after necessary entitlements have been obtained so that we have the right to begin development or construction as market conditions dictate. In certain situations, we will purchase property without all necessary entitlements where we perceive an opportunity to build on such property in a manner consistent with our strategy. The term "entitlements" refers to development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give a developer the right to obtain building permits upon compliance with conditions that are usually within the developer's control. Although entitlements are ordinarily obtained prior to the purchase of land, we are still required to obtain a variety of other governmental approvals and permits during the development process.

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

  (5)
  environmental and legal due diligence;

  (6)
  competition in the area;

  (7)
  proximity to local traffic corridors and amenities; and

  (8)
  management's judgment as to the real estate market and economic trends and our experience in a particular market.

    We generally purchase land or obtain an option to purchase land, which, in either case, requires certain site improvements prior to construction. Where required, we then undertake or, in the case of land under option, the grantor of the option then undertakes, the development activities (through contractual arrangements with local developers) which include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage and recreational facilities and other amenities. When available in certain markets, we also buy finished lots that are ready for construction.

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

    The following table sets forth, by state, land controlled by us as of September 30, 2001:

	Lots Owned					Lots Under Contract(3)
	Undeveloped Lots(1)	Lots Under Development	Finished Lots	Homes Under Construction(2)	Total Lots Owned	Finished Lots	Undeveloped Lots	Total Lots Under Contract	Total Land Controlled
Southeast Region:
Georgia	—	367	74	205	646	1,197	—	1,197	1,843
Florida	—	599	473	415	1,487	1,583	311	1,894	3,381
North Carolina	60	1,125	153	172	1,510	1,957	1,477	3,434	4,944
South Carolina	36	123	133	65	357	276	335	611	968
Tennessee	306	—	166	254	726	875	355	1,230	1,956
Southwest Region:
Arizona	—	—	920	432	1,352	1,354	—	1,354	2,706
California	163	785	294	952	2,194	209	1,316	1,525	3,719
Colorado	—	117	32	206	355	359	—	359	714
Nevada	—	—	906	371	1,277	872	—	872	2,149
Central Region:
Texas	184	888	835	405	2,312	1,043	—	1,043	3,355
Mid-Atlantic Region:
Maryland	—	784	130	201	1,115	423	—	423	1,538
New Jersey/Pennsylvania	—	430	100	121	651	276	575	851	1,502
Virginia	—	450	37	297	784	922	278	1,200	1,984

Total	749	5,668	4,253	4,096	14,766	11,346	4,647	15,993	30,759

(1)
"Undeveloped Lots" consists of raw land that is expected to be developed into the respective number of lots reflected in this table.

(2)
The category "Homes Under Construction" represents lots on which construction of a home has commenced.

(3)
The classification within Lots Under Contract for this schedule is based upon level of completion at delivery as stated in the option contract.

Option Contracts:  We acquire certain lots by means of option contracts. Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a certain price. Our option contracts have expiration periods ranging from one to sixty months.

    Under option contracts without specific performance obligations, our liability is limited to forfeiture of the non-refundable deposits, which aggregated approximately $15.1 million at September 30, 2001 and are included in inventory on our balance sheet. At September 30, 2001, we are committed to future amounts under option contracts without specific performance obligations that aggregated $487.2 million.

    Under option contracts with specific performance obligations, we are generally required to purchase specific numbers of lots on fixed dates pursuant to a contractually established schedule. Under option contracts with specific performance obligations, the party granting the option is required to maintain and/or develop the property pursuant to certain standards specified in the contract. They are required to deliver lots which are free of any liens and are appropriate for residential building pursuant to a specified schedule. If we fail to purchase the required number of lots on the date fixed for purchase pursuant to such option contracts and the party granting the option has fulfilled its obligations under the contract, the party granting the option to us generally has the right to either terminate the option granted pursuant to the option contract in its entirety or to require us to purchase the remaining lots. If the party granting the option fails to meet its obligations under such option contracts, we generally may, at our option, either not make the lot purchase or require the party granting the option to cure the deficiency. Under such option contracts, if we purchase a lot and subsequently discover that the lot did not meet all of the conditions specified by the option contract, we generally may require the party granting the option to repurchase the lot or cure the deficiency. At September 30, 2001, we are committed to future amounts under option contracts with specific performance obligations that aggregated $23.7 million.

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

    Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets except California, Colorado and Virginia, construction of a home historically has been completed within three to four months following commencement of construction. In California, Colorado and Virginia, construction of a home historically has been completed within four to eight months following commencement of construction. At September 30, 2001, we had 610 finished homes (not including models), of which 346 were sold and included in backlog at such date.

Warranty Program

    We provide a variety of warranties in connection with our homes, spanning from one to ten years in length. We provide a one-year limited warranty of workmanship and materials with each of our homes, which generally includes home inspection visits with the customer during the first year following the purchase of a home. We subcontract our homebuilding work to subcontractors who provide us with an indemnity and a certificate of insurance prior to receiving payments for their work and, therefore, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors. In addition, the first year of our warranty covers defects in plumbing, electrical, heating, cooling and ventilation systems, and major structural defects; the second year of such warranty covers major structural defects and certain defects in plumbing, electrical, heating, cooling and ventilation systems of the home (exclusive of defects in appliances, fixtures and equipment); and the final eight years of protection cover only major structural defects.

    We record a reserve of approximately 0.5% to 1.0% of the sales price of a home to cover warranty expenses, although this allowance is subject to adjustment in special circumstances. Our historical experience is that such warranty expenses generally fall within the amount established for such allowance.

    We self-insure our structural warranty obligations through our wholly-owned risk retention group, United Home Insurance Corp. ("UHIC"). We believe this results in cost savings as well as increased control over the warranty process.

    In addition, we maintain third party insurance for most construction defects which we encounter in the normal course of business. We believe that our accruals and third party insurance programs are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation.

Marketing and Sales

    We make extensive use of advertising and other promotional activities, including our website (beazer.com), newspaper advertisements, brochures, direct mail and the placement of strategically located signboards in the immediate areas of our developments.

    We normally build, decorate, furnish and landscape between one and five model homes for each project and maintain on-site sales offices. At September 30, 2001, we maintained 369 model homes, of which 274 were owned and 95 were leased from third parties pursuant to sale and leaseback agreements. We believe that model homes play a particularly important role in our marketing efforts. Consequently, we expend a significant effort in creating an attractive atmosphere at our model homes. Interior decorations are undertaken by both in-house and local third-party design specialists, and vary within our models based upon the lifestyles of targeted homebuyers. The purchase of furniture, fixtures and fittings is coordinated to ensure that manufacturers' bulk discounts are utilized to the maximum extent. Structural changes in design from the model homes are not generally permitted, but homebuyers may select various optional amenities. We also use a cross-referral program that encourages our personnel to direct customers to other Beazer subdivisions based on the customers' needs.

    We generally sell our homes through commissioned employees (who typically work from the sales offices located at the model homes used in the subdivision) as well as through independent brokers. Our personnel are available to assist prospective homebuyers by providing them with floor plans, price information and tours of model homes and in connection with the selection of options. The selection of interior features is a principal component of our marketing and sales efforts. Sales personnel are trained by us and attend periodic meetings to be updated on sales techniques, competitive products in the area, the availability of financing, construction schedules, marketing and advertising plans, which management believes result in a sales force with extensive knowledge of our operating policies and housing products. Our policy also provides that sales personnel be licensed real estate agents where required by law. We also build a number of homes for which no signed sales contract exists at the time of commencement of construction. The use of an inventory of such homes is necessary to satisfy the requirements of relocated personnel and of independent brokers, who often represent customers who require a completed home within 60 days. At September 30, 2001, excluding models, the Company had

1,330 homes either finished or at various stages of completion for which the Company had not received a sales contract.

    We sometimes use various sales incentives (such as landscaping and certain interior home options and upgrades) in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.

Customer Financing

    We provide customer financing through Beazer Mortgage. Beazer Mortgage provides mortgage origination services only, and does not retain or service the mortgages that it originates. These mortgages are generally funded by one of a network of mortgage lenders arranged for us by Homebuilders Financial Network, an independent consultant. Beazer Mortgage can provide qualified homebuyers numerous financing options, including a wide variety of conventional, FHA and VA financing programs. In certain situations we will seek to assist our homebuyers in obtaining financing from outside mortgage lenders and, in certain limited circumstances, we may attempt to minimize potential risks relating to the availability of customer financing by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time. Because substantially all homebuyers utilize long-term mortgage financing to purchase a home, adverse economic conditions, increases in unemployment and high mortgage interest rates may deter and eliminate a substantial number of potential homebuyers from our markets in the future.

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

Bonds and Other Obligations

    We are frequently required, in connection with the development of our projects, to obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 2001, there were approximately $31.9 million and $202.9 million of outstanding letters of credit and performance bonds, respectively, for such purposes. We do not believe that we will be required to draw upon any such bonds or letters of credit.

Employees and Subcontractors

    At September 30, 2001, we employed 1,857 persons, of whom 426 were sales and marketing personnel, 637 were executive, management and administrative personnel, 725 were involved in construction and 69 were personnel of Beazer Mortgage. Although none of the our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

Item 2. Properties

    We lease approximately 16,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 250,000 square feet of office space for our subsidiaries' operations at various locations. We own approximately 18,500 square feet of manufacturing space and 6,800 square feet of office space in Nashville, Tennessee.

Item 3. Legal Proceedings

    We are involved in various legal proceedings, all of which have arisen in the ordinary course of business and some of which are covered by insurance. The most significant matters relate to construction defects and product liability. In our opinion, none of the claims individually or in the aggregate will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

SEPARATE ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

    Unless otherwise indicated, the following executive officers have been employed by Beazer since 1994, the year of our initial public offering.

Name	Age	Position
Executive Officers
Ian J. McCarthy	48	President, Chief Executive Officer and Director
David S. Weiss	41	Executive Vice President, Chief Financial Officer and Director
Michael H. Furlow(i)	51	Executive Vice President, Chief Operating Officer
John Skelton	52	Senior Vice President, Financial Planning
C. Lowell Ball(ii)	44	Senior Vice President, General Counsel

(i)
Since October 1997

(ii)
Since August 2000

All officers are elected by the Board of Directors.

Business Experience

    IAN J. McCARTHY. Mr. McCarthy is the President and Chief Executive Officer of Beazer and has served as a director of Beazer since our initial public offering of common stock (the "IPO") in March 1994. Mr. McCarthy has served as President of predecessors of Beazer since January 1991 and was responsible for all United States residential homebuilding operations in that capacity. During the period May 1981 to January 1991, Mr. McCarthy was employed in Hong Kong and Thailand becoming a director of Beazer Far East and from January 1980 to May 1981 was employed by Kier, Ltd., a company engaged in the United Kingdom construction industry which became an indirect, wholly-owned subsidiary of Beazer PLC. Mr. McCarthy is a Chartered Civil Engineer with a Bachelor of Science degree from The City University, London. Mr. McCarthy currently serves as a Director of HomeAid America's National Advisory Board and Homebuilders Financial Network, Inc.

    DAVID S. WEISS. Mr. Weiss is the Executive Vice President and Chief Financial Officer of Beazer and has served as a director of Beazer since the IPO. Mr. Weiss served as the Assistant Corporate Controller of Hanson Industries, the United States arm of Hanson PLC, for the period from February 1993 to March 1994. Mr. Weiss was Manager of Financial Reporting for Colgate-Palmolive Company from November 1991 to February 1993 and was with the firm of Deloitte & Touche from 1982 to November 1991, at which time he served as a Senior Audit Manager. Mr. Weiss holds a Master of Business Administration degree from the Wharton School and undergraduate degrees in Accounting and English from the University of Pennsylvania. Mr. Weiss is a licensed Certified Public Accountant.

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

    C. LOWELL BALL. Mr. Ball joined us in August 2000 as Senior Vice President and General Counsel. From 1992 to August 2000, Mr. Ball held equivalent positions with commercial real estate investment, development-operating companies, including Regent Partners, Inc., Compass Management and Leasing and Dutch Institutional Holding Company. Prior to 1992, Mr. Ball practiced law for ten years with two major Atlanta law firms: Long, Aldridge & Norman and Sutherland, Asbill & Brennan. Mr. Ball graduated with honors from the University of North Carolina School of Law where he served on the Board of Editors of the North Carolina Law Review. He also received his undergraduate degree from the University of North Carolina where he was a Morehead Scholar.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    On December 10, 2001, Beazer Homes USA, Inc. had approximately 65 shareholders of record and 8,623,931 shares of common stock outstanding.

    The remaining information required by this item is incorporated by reference to the information set forth under the captions "Quarterly Stock Price Information" and "Trading Information" located on Page 45 and 52, respectively, of our Annual Report to Shareholders for the year ended September 30, 2001.

Item 6. Selected Financial Data

    The information required by this item is incorporated by reference from page 16 of our Annual Report to Shareholders for the year ended September 30, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required by this item is incorporated by reference from pages 19 to 28 of our Annual Report to Shareholders for the year ended September 30, 2001.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

    The information required by this item is incorporated by reference from page 28 of our Annual Report to Shareholders for the year ended September 30, 2001.

Item 8. Financial Statements and Supplementary Data

    The information required by this item is incorporated by reference from pages 30 to 44 of our Annual Report to Shareholders for the year ended September 30, 2001.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

PART III.

Item 10. Directors and Executive Officers of the Registrant

    Director information is incorporated by reference to the section entitled "Election of Directors" of our Proxy Statement for our 2002 Annual Meeting of Shareholders. Information regarding our executive officers is set forth herein under Part I as a separate item.

Item 11. Executive Compensation

    The information required by this item is incorporated by reference to the section entitled "Executive Compensation" of our Proxy Statement for our 2002 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this is incorporated by reference to the section entitled "Security Ownership of Management" of our Proxy Statement for our 2002 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

    None

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements

		The Independent Auditors' Report and the following consolidated financial statements are incorporated by reference from our Annual Report to Shareholders for the fiscal year ended September 30, 2001 in Part II, Item 8 of this report:
		Consolidated Statements of Income for the years ended September 30, 2001, 2000 and 1999.
		Consolidated Balance Sheets as of September 30, 2001 and 2000.
		Consolidated Statements of Stockholders' Equity for the years ended September 30, 2001, 2000 and 1999.
		Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999.
		Notes to Consolidated Financial Statements.
	2.	Financial Statement Schedules
		None required
	3.	Exhibits
Exhibit Number		Exhibit Description	Page herein or incorporate by reference from
3.1	—	Amended and Restated Certificate of Incorporation of the Company	(4)
3.2	—	Amended and Restated Bylaws of the Company	(4)
4.1	—	Indenture dated as of March 25, 1998 among the Company, its subsidiaries party thereto, and US Bank Trust National Association, as trustee, relating to the Company's 8 7/8% Senior Notes due 2008	(9)

4.2	—	Form of 8 7/8% Senior Note due 2008	(9)
4.3	—	First Supplemental Indenture (8 7/8% Notes) dated July 20, 1998	(10)
4.4	—	Indenture dated as of May 21, 2001 among the Company and U.S. Bank Trust National Association, as trustee, related to the Company's 8 5/8% Senior Notes due 2011	Filed herewith
4.5	—	Supplemental Indenture (8 5/8% Notes) dated as of May 21, 2001 among the Company, its subsidiaries party thereto and U.S. Bank Trust National Association, as trustee	Filed herewith
4.6	—	Form of 8 5/8% Senior Notes due 2011	Filed herewith
4.7	—	Specimen of Common Stock Certificate	(3)
4.8	—	Retirement Savings and Investment Plan (the "RSIP").	(2)
4.9	—	RSIP Summary Plan Description.	(2)
4.10	—	Rights Agreement, dated as of June 21, 1996, between the Company and First Chicago Trust Company of New York, as Rights Agent.	(5)
10.1	—	Amended 1994 Stock Incentive Plan.	(1)
10.2	—	Non-Employee Director Stock Option Plan.	(1)
10.3	—	1999 Stock Incentive Plan	(11)
10.4	—	Asset Purchase Agreement dated as of October 26, 1998 between Beazer Homes Corp. and Trafalgar House Property, Inc.	(8)
10.5-8		Amended and Restated Employment Agreements dated as of March 31, 1995:
10.5	—	Ian J. McCarthy.	(6)
10.6	—	David S. Weiss.	(6)
10.7	—	John Skelton.	(6)
10.8	—	Peter H. Simons.	(6)
10.9-12		Supplemental Employment Agreements dated as of July 17, 1996:
10.9	—	Ian J. McCarthy.	(7)
10.10	—	David S. Weiss.	(7)
10.11	—	John Skelton.	(7)
10.12	—	Peter H. Simons.	(7)
10.13	—	Employment Agreement dated as of January 13, 1998 — Michael H. Furlow	(9)
10.14	—	Employment Agreement effective as of November 7, 2000 for C. Lowell Ball	(11)
10.15	—	Change of Control Agreements effective as of November 7, 2000 for C. Lowell Ball	(11)
10.16	—	Credit Agreement dated as of September 21, 2001 between the Company and Bank One, NA, as Agent, and Comerica Bank, Guaranty Federal Bank, F.S.B., SunTrust Bank and Wachovia Bank, N.A., as Documentation Agents and AmSouth Bank and PNC Bank, NA, as Co-Agents	Filed herewith
10.17	—	Term Loan	(12)
10.18	—	Purchase Agreement for Sanford Homes of Colorado LLLP	(13)

13	—	Annual Report to Shareholders for the year ended September 30, 2001	Filed herewith
21	—	Subsidiaries of the Company	Filed herewith
23	—	Consent of Deloitte & Touche LLP	Filed herewith

(1)	Incorporated herein by reference to the exhibits to the Company's report on Form 10-K for the year ended September 30, 1994.
(2)	Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (Registration No. 33-91904) filed on May 4, 1995.
(3)	Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (Registration No. 33-72576) initially filed on December 6, 1993.
(4)	Incorporated herein by reference to the exhibits to the Company's report on Form 8-K filed on May 30, 1996.
(5)	Incorporated herein by reference to the exhibits to the Company's report on Form 8-K filed on June 21, 1996
(6)	Incorporated herein by reference to the exhibits to the Company's report on Form 10-Q for the quarterly period ended March 31, 1995.
(7)	Incorporated herein by reference to the exhibits to the Company's report on Form 10-K for the year ended September 30, 1996.
(8)	Incorporated herein by reference to the exhibits to the Company's report on Form 8-K/A filed on December 18, 1998.
(9)	Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333-51087) filed on April 27, 1998.
(10)	Incorporated herein by reference to the exhibits to the Company's report on Form 10-K for the year ended September 30, 1998.
(11)	Incorporated herein by reference to the exhibits to the Company's 10-Q for the quarterly period ended December 31, 2000
(12)	Incorporated herein by reference to the exhibits to the Company's report on Form 8-K filed on December 22, 2000.
(13)	Incorporated herein by reference to the exhibits to the Company's report on Form 8-K filed on August 10, 2001.
(b)	Reports on Form 8-K
We filed a report on Form 8-K on August 10, 2001 announcing the completion of our acquisition of Sanford Homes of Colorado.
(c)	Exhibits
Reference is made to Item 14(a)3 above. The following is a list of exhibits, included in item 14(a)3 above, that are filed concurrently with this report.
	4.4	—	Indenture dated as of May 21, 2001 among the Company and U.S. Bank Trust National Association, as trustee, related to the Company's 8 5/8% Senior Notes due 2011
	4.5	—	Supplemental Indenture (8 5/8% Notes) dated as of May 21, 2001 among the Company, its subsidiaries party thereto and U.S. Bank Trust National Association, as trustee
	4.6	—	Form of 8 5/8 % Senior Notes due 2011

10.16	—	Credit Agreement dated as of September 21, 2001 between the Company and Bank One, NA, as Agent, and Comerica Bank, Guaranty Federal Bank, F.S.B., SunTrust Bank and Wachovia Bank, N.A., as Documentation Agents and AmSouth Bank and PNC Bank, NA, as Co-Agents
13	—	The Company's Annual Report to Shareholders for the fiscal year ended September 30, 2001. Except as expressly incorporated by reference in this report on Form 10-K, such Annual Report is furnished only for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this report. The following portions of such Annual Report are incorporated by reference in the indicated items of this report.
		Portions of the Annual Report for the Fiscal Year Ended September 30, 2001	Item of this Report
		"Trading Information" and "Quarterly Stock Price Information"	5
		Selected Financial Data	6
		Management's Discussion and Analysis of Financial Condition and Results of Operations	7, 7(a)
		Consolidated Financial Statements	8
21	—	Subsidiaries of the Company
23	—	Consent of Deloitte & Touche LLP
(d)	Financial Statement Schedules
Reference is made to Item 14(a)2 above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAZER HOMES USA, INC.
By:	/s/ IAN J. MCCARTHY
	Name:	Ian J. McCarthy
	Title:	President and Chief Executive Officer
	Date:	December 21, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 21, 2001	By:	/s/ BRIAN C. BEAZER
Date		Brian C. Beazer, Director and Non-Executive Chairman of the Board
December 21, 2001	By:	/s/ IAN J. MCCARTHY
Date		Ian J. McCarthy, Director, President and Chief Executive Officer (Principal Executive Officer)
December 21, 2001	By:	/s/ DAVID S. WEISS
Date		David S. Weiss, Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
December 21, 2001	By:	/s/ THOMAS B. HOWARD
Date		Thomas B. Howard, Director
December 21, 2001	By:	/s/ GEORGE W. MEFFERD
Date		George W. Mefferd, Director
December 21, 2001	By:	/s/ D.E. MUNDELL
Date		D.E. Mundell, Director
December 21, 2001	By:	/s/ LARRY T. SOLARI
Date		Larry T. Solari, Director
December 21, 2001	By:	/s/ MICHAEL T. RAND
Date		Michael T. Rand, Vice President and Controller (Principal Accounting Officer)

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
BEAZER HOMES USA, INC. FORM 10-K INDEX
PART I
PART II
PART III.
PART IV.
SIGNATURES