Form 10-K405/A
period 2001-09-30
BEAZER HOMES USA INC
filed 2002-01-28
CIK 915840

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
(Registrant's telephone number including area code)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

BEAZER HOMES USA, INC.

FORM 10-K/A

INDEX

PART I.	Previously Filed
PART II.	Previously Filed
PART III.
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
PART IV.	Previously Filed
SIGNATURES

PART III

Item 10.    Directors and Executive Officers of the Registrant

Board of Directors of Beazer

        Set forth below is information regarding our Directors. Information regarding our executive officers was previously filed under Part I of this Annual Report on Form 10-K as a separate item. The information appearing below with respect to each Director has been furnished to Beazer by the Director.

        Brian C. Beazer, 66, is the Non-Executive Chairman of Beazer's Board of Directors and has served as a Director of Beazer since its inception in November 1993. Mr. Beazer began work in the construction industry in the late 1950's. He served as Chief Executive Officer of Beazer PLC, a company organized under the laws of the United Kingdom, or its predecessors, from 1968 to 1991, and Chairman of that company from 1983 to the date of its acquisition by an indirect, wholly-owned subsidiary of Hanson PLC (effective December 1, 1991). During that time, Beazer PLC expanded its activities to include homebuilding, quarrying, contracting and real-estate, and became an international group with annual revenue of approximately $3.4 billion, employing 28,000 people at December 1991. Mr. Beazer was educated at Cathedral School, Wells, Somerset, England. Mr. Beazer is also a director of Beazer Japan, Ltd., Seal Mint, Ltd., Jade Technologies Singapore Pte. Ltd., FSM Europe B.V., Electronic Convergence Technology Ltd., United Pacific Industries Limited and U.S. Industries, Inc., and is a private investor.

        Thomas B. Howard, Jr., 73, was appointed a Director of Beazer on November 2, 1995. Mr. Howard held various positions with Gifford-Hill & Company, a construction and aggregates company, from 1969 to 1986 and served as its Chairman and Chief Executive Officer from 1986 to 1989. Gifford-Hill & Company was acquired by Beazer PLC in 1989 and Mr. Howard served as Chairman and Chief Executive Officer of the successor company until 1992. During the period from 1957 to 1969, Mr. Howard held various positions with Vulcan Materials Company. Mr. Howard holds a degree in Industrial Engineering from Georgia Institute of Technology. Mr. Howard currently serves on the Board of Trustees of the Methodist Hospitals Foundation and previously served as a director of Lennox International, Inc., Director of the Dallas Chamber of Commerce and member of the Dallas Citizens Council.

        Ian J. McCarthy, 48, is the President and Chief Executive Officer of Beazer and has served as a Director of Beazer since our initial public offering of common stock (the "IPO") in March 1994. Mr. McCarthy has served as President of predecessors of Beazer since January 1991 and was responsible for all United States residential homebuilding operations in that capacity. During the period May 1981 to January 1991, Mr. McCarthy was employed in Hong Kong and Thailand becoming a director of Beazer Far East and from January 1980 to May 1981 was employed by Kier, Ltd., a company engaged in the United Kingdom construction industry which became an indirect, wholly-owned subsidiary of Beazer PLC. Mr. McCarthy is a Chartered Civil Engineer with a Bachelor of Science degree from The City University, London. Mr. McCarthy currently serves as a Director of HomeAid's National Advisory Board and Homebuilders Financial Network, Inc.

        George W. Mefferd, 74, has served as a Director of Beazer since the IPO. Mr. Mefferd had previously been retired since 1986. During the period 1974 to 1986, Mr. Mefferd held various positions with Fluor Corporation, an engineering and construction company, including Senior Vice President—Finance, Treasurer, Group Vice President and Chief Financial Officer. Additionally, Mr. Mefferd served on Fluor Corporation's Executive Committee and Board of Directors. Mr. Mefferd earned a Bachelor of Science degree in Business Administration from the University of California, Los Angeles.

        D. E. Mundell, 69, has served as a Director of Beazer since the IPO. Mr. Mundell is currently an advisor and Director of ORIX USA Corporation, a financial services company, and served as Chairman of ORIX from 1991 to 1999. During the period from 1959 to 1990, Mr. Mundell held various positions within United States Leasing International, Inc., retiring as Chairman in 1990. Mr. Mundell attended the Royal Military College of Canada, McGill University and Harvard Business School. Mr. Mundell is also Chairman of Varian, Inc., and a Director of Stockton Holdings LTD and ORIX USA Corporation.

        Larry T. Solari, 59, has served as a Director of Beazer since the IPO. From 1998 to 2001, Mr. Solari was the Chairman and CEO of BSI Holdings, Inc. in Carmel, California. Mr. Solari was the Chairman and CEO of Sequentia, Inc. from 1996 to 1997 and President of the Building Materials Group of Domtar, Inc. from 1994 to 1996. Mr. Solari was the President of the Construction Products Group of Owens-Corning Fiberglas from 1986 to 1994. Mr. Solari held various other positions with Owens-Corning Fiberglas from 1966 to 1986. Mr. Solari earned a Bachelor of Science degree in Industrial Management and a Master of Business Administration degree from San Jose State University and is a graduate of Stanford University's Management Program. Mr. Solari is a director of Pacific Coast Building Products, Inc., Therma-Tru, Inc., Aneco Inc., Listman Homes Technologies and Performance Contracting Group. Mr. Solari is a past director of the Policy Advisory Board of the Harvard Joint Center for Housing Studies and an Advisory Board Member of the National Home Builders Association.

        David S. Weiss, 41, is the Executive Vice President and Chief Financial Officer of Beazer and has served as a Director of Beazer since the IPO. Mr. Weiss served as the Assistant Corporate Controller of Hanson Industries, the United States arm of Hanson PLC, for the period from February 1993 to March 1994. Mr. Weiss was Manager of Financial Reporting for Colgate-Palmolive Company from November 1991 to February 1993 and was with the firm of Deloitte & Touche from 1982 to November 1991, at which time he served as a Senior Audit Manager. Mr. Weiss holds a Master of Business Administration degree from the Wharton School and undergraduate degrees in Accounting and English from the University of Pennsylvania. Mr. Weiss is a licensed Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than ten percent of our stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes of ownership with the SEC and the NYSE. These parties are required to furnish us with copies of forms they file. Based solely on a review of the copies of the Section 16(a) forms and amendments thereto received by us and on written representations that no other reports were required, we believe that all reports required pursuant to Section 16(a) for fiscal year 2001 were timely filed by all persons known by us to be required to file such reports with respect to our securities.

Item 11.    Executive Compensation

Summary Compensation Table

        The following table sets forth the cash and non-cash compensation for each of our last three fiscal years awarded to or earned by our Chief Executive Officer and four other most highly paid executive officers whose salary and bonus earned in fiscal year 2001 for services rendered to Beazer exceeded $100,000 (the "Named Executives").

		Annual Compensation					Long-term Compensation
							Awards		Payouts
Name and Principal Position	Fiscal Year	Salary		Bonus(1)		Other Annual Compensation(2)	Restricted Stock Awards	Securities Underlying Options (#)	LTIP Payouts	All Other Compensation(3)
Ian J. McCarthy: President and Chief Executive Officer	2001 2000 1999	$ $ $	700,000 550,000 465,000	$ $ $	1,500,000 1,100,000 930,000	— — —	— — —	— 140,972 —	— — —	$ $ $	5,250 5,025 4,800
Michael H. Furlow: Executive Vice President and Chief Operating Officer	2001 2000 1999	$ $ $	435,000 385,000 325,500	$ $ $	1,087,500 770,000 651,000	— — —	— — —	— 58,739 —	— — —	$ $ $	4,525 5,025 4,800
David S. Weiss: Executive Vice President and Chief Financial Officer	2001 2000 1999	$ $ $	315,000 275,000 230,000	$ $ $	630,000 550,000 460,000	— — —	— — —	— 35,244 —	— — —	$ $ $	5,250 5,025 4,800
John Skelton: Senior Vice President of Financial Planning	2001 2000 1999	$ $ $	195,000 190,000 190,000	$ $ $	195,000 190,000 303,216	— — —	— — —	— 3,990 —	— — —	$ $ $	5,369 5,025 4,800
C. Lowell Ball: Senior Vice President and General Counsel	2001 2000 1999	$ $	175,000 175,000 (4)	$ $	175,000 29,167	— —	— —	— —	— —		$4,073 —

(1)
For Messrs. McCarthy, Furlow, Weiss, Skelton and Ball, includes $449,997, 271,849, 164,968, 48,417 and 17,496, respectively, which was deferred and deposited an account pursuant to the Amended and Restated Corporate Management Stock Purchase Program (the "CMSPP") in 2001, $330,008, 192,494, 175,010, 47,502 and 0, respectively, which was deposited into an account pursuant to the CMSPP in 2000, and $279,000, 162,750, 115,000, 75,804 and 0, respectively, which was deposited into the account pursuant to the CMSPP in 1999.

(2)
The aggregate amount of certain perquisites and other benefits provided to each of the officers listed above did not exceed the lesser of $50,000 or 10% of his total annual salary and bonus in any of the years reported and so is not required to be included in the table.

(3)
Represents matching contributions by the Company under its 401(k) plan.

(4)
Mr. Ball was not employed by the Company in fiscal year 1999.

Stock Options

        During fiscal year 2001 no stock options were granted to the Named Executives. The following table summarizes certain information with respect to stock options held by the Named Executives.

Aggregated Option Exercises in Fiscal Year 2001 and Value at End of Fiscal Year 2001

			Number of Securities Underlying Unexercised Options Held at End of Fiscal Year 2001		Value of Unexercised In-the-Money Options at End of Fiscal Year 2001 (1)
	Shares Acquired on Exercise	Value Realized
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Ian J. McCarthy	—	—	241,000	140,972	$7,205,725	3,971,215
Michael H. Furlow	—	—	30,000	58,739	852,375	1,654,690
David S. Weiss	—	—	108,000	35,244	3,229,175	992,830
John Skelton	—	—	56,250	3,990	1,707,078	97,905
C. Lowell Ball	—	—	—	—	—	—

(1)
Represents the difference between the closing price per share of Common Stock on September 28, 2001 ($48.60) as reported by the NYSE and the exercise price of the options.

Employment Agreements

        Beazer has entered into employment agreements (the "Employment Agreements") with each of the Named Executives. The Employment Agreements set forth the basic terms of employment for each Named Executive, including base salary, bonus, and benefits, including benefits to which each Named Executive is entitled if his employment is terminated for various reasons. Each Employment Agreement is effective for one-year periods and will be extended in each successive year unless earlier terminated by Beazer or the Named Executive or otherwise terminated in accordance with the respective Employment Agreement. In addition, each Employment Agreement contains certain non-competition and confidentiality provisions.

        Generally, if the Named Executive's employment is terminated by Beazer for "cause" (as defined in the Employment Agreements) or as a result of the Named Executive's incapacity or death, the Named Executive will be entitled to receive an amount equal to his base salary through the effective date of termination, and all other amounts to which the Named Executive may be entitled under his Employment Agreement to the effective date of termination, including bonus amounts (for the termination reasons described, other than for "cause"), which will be prorated to the date of termination.

        In the event the Executive's employment is terminated for any other reason (including without cause), and by reason of retirement, the Named Executive will be entitled to receive an amount equal to his base salary for the remainder of the term of his Employment Agreement then in effect, bonus amounts to which the Named Executive would have been entitled under his Employment Agreement for the remainder of the term of his Employment Agreement (subject to the prior approval of the Compensation Committee of the Board of Directors), and all other amounts to which the Named Executive may be entitled under his Employment Agreement to the effective date of termination.

Supplemental Employment Agreements

        Each of the Named Executives has entered into a supplemental employment agreement (or has had equivalent terms incorporated into his Employment Agreement) (the "Supplemental Employment Agreement") which supersedes the terms and provisions of such Named Executive's Employment

Agreement in the event of a Change of Control (as defined in the Supplemental Employment Agreement). The Supplemental Employment Agreements automatically renew every year for a successive two year period.

        Pursuant to the Supplemental Employment Agreements, Beazer will continue to employ the Named Executive for a period of two years from the date the Change of Control occurs (the "Effective Date"). During this two-year period, the Named Executive will be entitled to receive an amount approximating his most recent annual base salary ("Annual Base Salary"). In addition, the Named Executive shall be awarded an annual bonus at least equal to the highest bonus for the last three years ("Annual Bonus").

        If the Named Executive's employment is terminated by Beazer for cause, the Named Executive will be entitled to receive an amount equal to the portion of his Annual Base Salary accrued through the effective date of termination and any deferred compensation previously deferred (the "Accrued Obligations") and all other payments to which the Named Executive may be entitled under his Supplemental Employment Agreement.

        If the Named Executive's employment is terminated by Beazer as a result of the Named Executive's death or disability, or by the Named Executive for a reason other than a Good Reason (as defined in the Supplemental Employment Agreements), the Named Executive will be entitled to receive an amount equal to the portion of his Annual Base Salary and Annual Bonus accrued through the effective date of termination and any Accrued Obligations and all other amounts to which the Named Executive may be entitled under his Supplemental Employment Agreement.

        If the Named Executive's employment is terminated by Beazer for any reason other than for cause or as a result of the Named Executive's death or disability, or by the Named Executive for Good Reason, the Named Executive shall be entitled to receive an amount equal to the sum of (i) the Accrued Obligations; (ii) the product of (A) a multiple ranging from 1.5 to 3.0 and (B) the sum of his Annual Base Salary and Annual Bonus; (iii) certain excess pension benefits; and (iv) all other amounts to which the Named Executive may be entitled under his Supplemental Employment Agreement. In addition, Beazer must provide the Named Executive and his family certain benefits for a three-year period following the effective date of termination.

Director Compensation

        Non-employee Directors (excluding Brian C. Beazer):    Non-employee directors other than Mr. Beazer receive annual compensation of $25,000 for services to Beazer as members of the Board of Directors and, in addition thereto, receive $1,250 for each meeting of the Board of Directors or any of its committees which they attend. Directors may elect to defer receipt of up to 50% of their annual compensation under the Beazer Director Stock Purchase Program. Deferred fees are represented by restricted stock units which vest over three years. The number of units received are determined based on a 20% discount from the actual closing stock price of Beazer's common stock on the last day of the fiscal year. Pursuant to Beazer's Non-Employee Director Stock Option Plan, each director received a grant of 10,000 options to acquire common stock of Beazer on the date of each director's initial election to the Board. In addition, the Board has periodically granted each non-employee director (excluding Mr. Beazer) stock options pursuant to the 1999 Stock Incentive Plan and the Amended and Restated 1994 Stock Incentive Plan in the period subsequent to their initial election to the Board. No stock options were granted to non-employee directors during fiscal 2001. All directors receive reimbursement for reasonable out-of-pocket expenses incurred by them in connection with participating in meetings of the Board of Directors and any committees thereof. Other than described above, no director otherwise receives any compensation from Beazer for services rendered as a director.

        Brian C. Beazer:    For fiscal year 2001, we paid our Non-Executive Chairman of the Board $190,000 for services rendered. For fiscal year 2002, the Compensation Committee of the Board

(excluding Mr. Beazer) recommended and we have agreed to pay Mr. Beazer $200,000 for his services. Pursuant to our Non-Employee Director Stock Option Plan, Mr. Beazer received a grant of 10,000 options to acquire common stock of Beazer on the date of his initial election to the Board. In addition, the Board has periodically granted Mr. Beazer stock options pursuant to the 1999 Stock Incentive Plan and the Amended and Restated 1994 Stock Incentive Plan in the period subsequent to his initial election to the Board. Mr. Beazer was granted no stock options during fiscal 2001. In addition, Beazer has agreed to pay an amount up to 200% of Mr. Beazer's base compensation based on predetermined criteria relating to, among other things, the performance of the market price of Beazer's common stock, the Total Return (as defined) to Beazer's shareholders relative to a selected peer group and his personal commitments to Beazer. Mr. Beazer received incentive compensation of $380,000 for fiscal year 2001.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

        The following table sets forth information as of January 18, 2002 with respect to the beneficial ownership of Beazer's common stock by all persons known by us to beneficially own more than 5% of our common stock. In order to provide the most timely information available regarding principal stockholders, we included ownership information as provided in the most recently available Form 13F filed by each respective holder, unless otherwise indicated.

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Fidelity Management & Research Company 82 Devonshire Street Boston, Massachusetts 02109	1,176,370	13.67%
Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	860,464	10.00%
Capital Growth Management Limited Partnership(2) One International Place Boston, Massachusetts 02110	853,900	9.92%
Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th floor Santa Monica, California 90401	518,300	6.02%
Neuberger & Berman, LLC 605 Third Avenue New York, New York 10158-3698	495,198	5.75%

(1)
Detailed information regarding voting and dispositive power is not included on form 13F.

(2)
As of its most recent Schedule 13G filing (December 7, 2001), Capital Growth Management Limited Partnership had sole voting power on 89.1% and shared dispositive voting power on 100% of its then beneficially owned shares (1,193,900).

Directors and Officers

        The following table sets forth information as of January 18, 2002 with respect to the beneficial ownership of our common stock by Beazer's directors, Named Executives, and all directors and executive officers as a group. Except as otherwise indicated, each beneficial owner possesses sole voting and investment power with respect to all shares.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)	Percent of Outstanding
Brian C. Beazer Non-Executive Chairman of the Board of Directors	81,981	*%
Ian J. McCarthy President, Chief Executive Officer and Director	364,320	4.12%
Thomas B. Howard, Jr. Director	16,500	*
George W. Mefferd Director	4,000	*
D. E. Mundell Director	9,000	*
Larry T. Solari(2) Director	7,500	*
David S. Weiss (3) Executive Vice President, Chief Financial Officer and Director	151,980	1.74%
Michael H. Furlow Executive Vice President and Chief Operating Officer	70,688	*
John Skelton Senior Vice President of Financial Planning	75,750	*
C. Lowell Ball Senior Vice President and General Counsel	—	*
Directors and Executive Officers as a Group (10 persons)	781,719	8.56%

*
Less than 1%

(1)
The number of shares for Messrs. McCarthy, Weiss, Furlow, and Skelton includes 36,000, 9,000, 15,000, and 2,375 shares of restricted stock, respectively. All such shares of restricted stock were awarded under the Amended and Restated 1994 Stock Incentive Plan. Such shares of restricted stock will vest unconditionally in September 2005 but may vest earlier based on certain performance criteria. The number of shares for Messrs. McCarthy, Weiss, Furlow, Skelton and Ball does not include the right to receive 45,500, 20,015, 26,782, 8,537 and 450 shares of restricted stock, respectively, which each of Messrs. McCarthy, Weiss, Furlow, Skelton and Ball is entitled to receive three years from the award date in lieu of a portion of their respective Fiscal Year 1999, 2000 and 2001 cash bonuses (when applicable). The number of shares for Messrs. McCarthy, Weiss, Furlow, and Skelton includes 1,361, 1,724, 652, and 1,287 shares of the Company's Common Stock, respectively, held through the Company's 401(k) plan. The number of shares for Messrs. Beazer, McCarthy, Howard, Mefferd, Mundell, Solari, Weiss, Furlow and Skelton includes 60,000, 241,000, 11,500, 3,000, 6,000, 6,000, 108,000, 30,000 and 56,250 stock options, respectively, which were fully vested and exerciseable at January 18, 2002.

(2)
Includes 500 shares of the Company's Common Stock owned by Deidre Solari, Mr. Solari's spouse.

(3)
Includes 300 shares of the Company's Common Stock owned by Maureen Cowie, Mr. Weiss' spouse.

Item 13.    Certain Relationships and Related Transactions

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beazer Homes USA, Inc.
By:	/s/ IAN J. MCCARTHY
Name: Ian J. McCarthy
Title: President and Chief Executive Officer
Date: January 28, 2002

QuickLinks

INDEX
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
SIGNATURES