Form 10-Q
period 2001-12-31
BEAZER HOMES USA INC
filed 2002-02-14
CIK 915840

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001

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

YES         X                        NO

Class	Outstanding at February 14, 2002
Common Stock, $0.01 par value	8,653,359 shares

Page 1 of 22 Pages
Exhibit Index Appears on Page 21

BEAZER HOMES USA, INC.
FORM 10-Q

INDEX

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1	Financial Statements
		Condensed Consolidated Balance Sheets, December 31, 2001 (unaudited) and September 30, 2001	3
		Unaudited Condensed Consolidated Statements of Operations, Three Months Ended December 31, 2001 and 2000	4
		Unaudited Condensed Consolidated Statements of Cash Flows, Three Months Ended December 31, 2001 and 2000	5
		Unaudited Condensed Consolidated Statements of Comprehensive Income, Three Months Ended December 31, 2001 and 2000	6
		Notes to Unaudited Condensed Consolidated Financial Statements	7
	Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
PART II	OTHER INFORMATION
	Item 6	Exhibits and Reports on Form 8-K	18
SIGNATURES			19

Part I. Financial Information

BEAZER HOMES USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2001	September 30, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$—	$41,678
Accounts receivable	23,738	38,921
Inventory	918,509	844,737
Deferred tax asset	19,110	19,640
Property, plant and equipment, net	12,937	12,586
Goodwill, net	14,094	14,094
Other assets	16,950	23,633

Total assets	$1,005,338	$995,289

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$59,443	$70,893
Other liabilities	141,155	177,963
Revolving credit facility	34,000	—
Term loan	100,000	100,000
Senior notes (net of discount of $4,621 and $4,762, respectively)	295,379	295,238

Total liabilities	629,977	644,094
Stockholders' equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.01 per share, 30,000,000 shares authorized, 12,422,935 issued and 8,623,931 outstanding)	124	124
Paid in capital	202,121	202,121
Retained earnings	239,120	215,970
Treasury stock, at cost (3,799,004 shares)	(61,510)	(61,510)
Unearned restricted stock	(1,824)	(2,027)
Accumulated other comprehensive loss	(2,670)	(3,483)

Total stockholders' equity	375,361	351,195

Total liabilities and stockholders' equity	$1,005,338	$995,289

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2001	2000
Total revenue	$489,717	$365,050
Costs and expenses:
Home construction and land sales	392,305	294,964
Interest	7,762	6,998
Selling, general and administrative	52,552	40,096

Operating income	37,098	22,992
Other income	854	504

Income before income taxes	37,952	23,496
Provision for income taxes	14,802	9,164

Net income	$23,150	$14,332

Weighted average number of shares:
Basic	8,402	8,102
Diluted	9,363	8,917
Net income per common share:
Basic	$2.76	$1.77
Diluted	$2.47	$1.61

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net income	$23,150	$14,332
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,967	2,084
Changes in operating assets and liabilities:
Decrease in accounts receivable	15,183	7,651
Increase in inventory	(73,772)	(38,705)
Decrease in trade accounts payable	(11,450)	(20,683)
Decrease in other liabilities	(36,808)	(8,370)
Changes in book overdraft	8,030	(10,229)
Other changes	121	(5)

Net cash used by operating activities	(73,579)	(53,925)

Cash flows from investing activities:
Capital expenditures	(1,616)	(1,038)
Investments in unconsolidated joint ventures	(483)	—

Net cash used by investing activities	(2,099)	(1,038)

Cash flows from financing activities:
Change in revolving credit facility	34,000	(19,617)
Proceeds from Term Loan	—	75,000
Debt issuance costs	—	(420)

Net cash provided by financing activities	34,000	54,963

Decrease in cash and cash equivalents	(41,678)	—
Cash and cash equivalents at beginning of period	41,678	—

Cash and cash equivalents at end of period	$—	$—

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended December 31,
	2001	2000
Net income	$23,150	$14,332
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps, net of related taxes	813	(72)

Comprehensive income	$23,963	$14,260

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. ("Beazer") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying condensed financial statements. Certain items in prior period financial statements have been reclassified to conform to the current presentation. For further information, refer to our audited consolidated financial statements incorporated by reference in our Annual Report on Form 10-K for the year ended September 30, 2001.

(2)    Inventory

        A summary of inventory is as follows (in thousands):

	December 31, 2001	September 30, 2001
Homes under construction	$411,708	$435,856
Development projects in progress	435,214	338,401
Unimproved land held for future development	19,968	22,417
Model homes	51,619	48,063

	$918,509	$844,737

        Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 299 completed homes ($50.3 million) and 264 completed homes ($45.9 million) at December 31, 2001 and September 30, 2001, respectively, that were not subject to a sales contract, excluding model homes.

        Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

        We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, which aggregated approximately $25.3 million and $15.1 million at December 31, 2001 and September 30, 2001, respectively, and is included in development projects in process. Under option contracts, both with and without specific performance, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.

        Below is a summary of amounts (in thousands) committed under all options at December 31, 2001:

Aggregate Purchase Price of Options
Options with specific performance	$15,851
Options without specific performance	446,509

Total options	$462,360

(3)    Interest

        The following table sets forth certain information regarding interest:

	Three Months Ended December 31,
	2001	2000
Capitalized interest in inventory, beginning of period	$16,271	$13,681
Interest incurred and capitalized	8,143	7,653
Capitalized interest amortized to cost of sales	(7,762)	(6,998)

Capitalized interest in inventory, end of the period	$16,652	$14,336

4)    Earnings Per Share

        Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2001	2000
Basic:
Net income applicable to common stockholders	$23,150	$14,332
Weighted average number of common shares outstanding	8,402	8,102
Basic earnings per share	$2.76	$1.77

Diluted:
Net income applicable to common stockholders	$23,150	$14,332
Weighted average number of common shares outstanding	8,402	8,102
Effect of dilutive securities:
Restricted stock	430	464
Options to acquire common stock	531	351

Diluted weighted average common shares outstanding	9,363	8,917

Diluted earnings per share	$2.47	$1.61

(5)    Long Term Debt and Associated Derivatives

        Our long term debt consists of $100 million 8 7/8% Senior Notes due in April 2008 and $200 million 8 5/8% Senior Notes due in May 2011 (collectively, the "Senior Notes") and a $100 million four-year term loan (the "Term Loan") which bears interest at a fluctuating rate based upon the corporate base rate of interest announced by our lead bank, the federal funds rate or LIBOR (3.5% at December 31, 2001).

        We are exposed to fluctuations in interest rates. We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. We do not enter into or hold derivatives for trading or speculative purposes. At December 31, 2001, we had swap agreements (the "Swap Agreements") to effectively fix the variable interest on our Term Loan. The Swap Agreements mature in December 2004, on the same day as our Term Loan. No portion of these hedges was considered ineffective for the period ended December 31, 2001.

        The effect of the Swap Agreements as of December 31, 2001 was to record an after-tax other comprehensive loss of $2.7 million. The estimated fair value of the Swap Agreements, based on current market rates, approximated $4.4 million at December 31, 2001 and is included in other liabilities.

        All of our significant subsidiaries are full and unconditional guarantors of our Senior Notes and our obligations under the credit facility and Term Loan, and are jointly and severally liable for obligations under the Senior Notes, credit facility and Term Loan. Each significant subsidiary is a wholly-owned subsidiary of Beazer and Beazer has no independent assets or operations. Any subsidiaries of Beazer that are not guarantors are minor subsidiaries.

(6)    Subsequent Event

        On January 29, 2002 we signed an agreement to acquire Crossmann Communities, Inc. ("Crossmann"). Crossmann shareholders will receive a combination of cash and Beazer stock, aggregating approximately $499 million, based on Beazer's closing common stock price of $81.50 on January 29, 2002. We will also assume or repay Crossmann's net debt (total debt less cash on hand) which totaled $104 million at December 31, 2001. The transaction would result in the issuance of approximately 3.8 million Beazer shares, based on Beazer's January 29, 2002 closing stock price. The number of Beazer shares to be issued varies based on the average closing price of Beazer common stock for the 15-day period ending three days prior to Crossmann's shareholder meeting to approve the transaction. We anticipate that the transaction will be completed by June 2002. If we are unable to meet our contractual obligations under the merger agreement because of the failure of our financing commitment, we will be obligated to pay Crossmann a break-up fee of $10 million and to reimburse Crossmann for merger expenses of up to $2 million. Crossmann has agreed to pay us a break-up fee of $21 million and to reimburse us for merger expenses of up to $3 million should the merger agreement be terminated by Crossmann under certain circumstances, primarily relating to Crossmann entering into another merger transaction.

(7)    Recent Accounting Pronouncements

        In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Stands ("SFAS') No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 141 also prohibits the use of the pooling-of-interest method for all business combinations initiated after June 30, 2001.

        SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value.

        We early adopted SFAS No. 142 on October 1, 2001, the first day of our 2002 fiscal year. The adoption of SFAS No. 142 has resulted in the discontinuation of amortization of goodwill previously recorded at $0.8 million annually. We do not believe any impairment charges will result from the adoption of this statement.

        SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," issued in August 2001 addresses accounting for and reporting of the impairment or disposal of long-lived assets. We must adopt SFAS No. 144 on October 1, 2002, the beginning of fiscal 2003. We expect that the adoption of SFAS No. 144 will not have a significant impact on our financial position or results of operations. However, SFAS No. 144 may modify the presentation of the operating results from abandoned or disposed markets in our statement of operations in the future.

BEAZER HOMES USA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:

Homebuilding:    We design, sell and build single-family homes in the following regions and states:

Southeast	West	Central	Mid-Atlantic
Florida	Arizona	Texas	Maryland
Georgia	California		New Jersey
North Carolina	Colorado		Pennsylvania
South Carolina	Nevada		Virginia
Tennessee

        We intend, subject to market conditions, to expand in our current markets and to consider entering new markets either through expansion from existing markets or through acquisitions of established regional homebuilders. We seek to be one of the five largest builders in each of the markets that we serve.

        On January 29, 2002, we signed an agreement to acquire Crossmann Communities, Inc. ("Crossmann"). This acquisition will increase our geographic scope as Crossmann currently builds homes in eleven markets in six states (Indiana, Ohio, Kentucky, Tennessee, North Carolina and South Carolina). Similar to Beazer, Crossmann concentrates on the first-time homebuyer segment of the market. The combination will extend our geographic reach into a new region, the Midwest United States, and strengthens our leading position in certain of our Southeast markets. We expect to complete this acquisition by June 2002.

        Most of our homes are designed to appeal to entry-level and first time move-up homebuyers, and are generally offered for sale in advance of their construction. Once a sales contract has been signed, we classify the transaction as a "new order" and include the home in "backlog." Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. We do not recognize revenue on homes in backlog until the sales are closed and the risk of ownership has been transferred to the buyer.

Ancillary Businesses:    We have established several businesses to support our core homebuilding operations. We operate design centers in the majority of our markets. Through design centers, homebuyers can choose non-structural upgrades and options for their new home. We also provide mortgage origination services for our homebuyers through Beazer Mortgage Corporation ("BMC"). BMC originates, processes and brokers mortgages to third party investors. BMC does not retain or service the mortgages that it brokers. We also provide title services to our homebuyers in many of our markets. We will continue to evaluate opportunities to provide other ancillary services to our homebuyers.

Critical Accounting Policies:    Revenue from the sale of a home is recognized when the closing has occurred and the risk of ownership is transferred to the buyer. All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs (based upon an allocation of such costs or specific lot costs), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest and estimated warranty costs. Sales commissions are included in selling, general and administrative expense when the closing has occurred. All other costs are expensed as incurred.

Value Created:    We evaluate our financial performance and the financial performance of our operations using Value Created, a variation of economic profit or economic value added. Value Created measures the extent to which we exceed our cost of capital. Most of our employees receive incentive compensation based upon a combination of Value Created and the change in Value Created during the year. We believe that our Value Created system encourages managers to act like owners, rewards profitable growth and focuses attention on long-term loyalty and performance.

        The following presents certain of our operating and financial data (dollars in thousands):

	Three Months Ended December 31,
	2001		2000
	Amount	% Change	Amount
Number of new orders, net of cancellations:
Southeast region	953	49.6%	637
West region	973	38.2	704
Central region	232	61.1	144
Mid-Atlantic region	352	12.5	313

Total	2,510	39.6	1,798

Number of closings:
Southeast region	788	37.0%	575
West region	984	28.5	766
Central region	235	46.9	160
Mid-Atlantic region	358	5.0	341

Total	2,365	28.4	1,842

Total homebuilding revenue:
Southeast region	$132,104	26.2%	$104,677
West region	225,951	47.2	153,543
Central region	37,646	54.0	24,438
Mid-Atlantic region	86,335	10.0	78,461

Total	$482,036	33.5	$361,119

Average sales price per home closed:
Southeast region	$167.6	(7.9)%	$182.0
West region	229.6	14.6	200.4
Central region	160.2	4.9	152.7
Mid-Atlantic region	241.2	4.8	230.1
Consolidated	203.8	4.0	196.0

	December 31,
	2001		2000
	Amount	% Change	Amount
Backlog units at end of period:
Southeast region	1,405	49.9%	937
West region	1,595	46.7	1,087
Central region	381	56.8	243
Mid-Atlantic region	741	19.9	618

Total	4,122	42.9	2,885

Aggregate sales value of homes in backlog at end of period:	$814,684	42.3%	$572,573

Number of active subdivisions at end of period:
Southeast region	133	9.0%	122
West region	81	19.1	68
Central region	32	10.3	29
Mid-Atlantic region	41	10.8	37

Total	287	12.1	256

New Orders and Backlog:    New orders increased by 40% during the three-month period ended December 31, 2001 as compared to the three-month period ended December 31, 2000, with only a 12% increase in the number of active subdivisions at December 31, 2001. The increase reflects order strength in all four of our regions. We believe that the increase in new orders in our markets benefited from the reduction of mortgage interest rates and three other significant factors. These factors are strong population growth fueling demand in the first-time buyer segment, gains in market share by large, public homebuilders and the benefits of the internet, which increasing numbers of homebuyers are actively using in their home purchase process.

        The aggregate dollar value of homes in backlog at December 31, 2001 increased 42% from December 31, 2000, resulting from a 43% increase in the number of homes in backlog. There was a slight decrease in the average price of homes in backlog, from $198,500 at December 31, 2000 to $197,600 at December 31, 2001. The lower average sales price reflects our continued expansion in the first-time buyer segment where sales prices are generally lower. The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (dollars in thousands):

	Three Months Ended December 31,
	2001	2000
Revenues:
Home Sales	$482,036	$361,119
Land and lot sales	2,624	330
Mortgage origination revenue	7,509	5,320
Intercompany elimination-mortgage	(2,452)	(1,719)

Total revenue	$489,717	$365,050

Cost of home construction and land sales:
Home sales	$393,181	$296,420
Land and lot sales	1,576	263
Intercompany elimination-mortgage	(2,452)	(1,719)

Total cost of home construction and land sales	$392,305	$294,964

Selling, general and administrative:
Homebuilding operations	$48,360	$37,117
Mortgage origination operations	4,192	2,979

Total selling, general and administrative	$52,552	$40,096

Certain items as a percentage of revenues:
As a percentage of total revenue:
Costs of home construction and land sales	80.1%	80.8%
Amortization of previously capitalized interest	1.6%	1.9%
Selling, general and administrative:
Homebuilding operations	9.9%	10.2%
Mortgage operations	0.9%	0.8%
As a percentage of homes sales revenue:
Costs of home construction	81.6%	82.1%

Revenues:    Revenues increased by 34% for the three months ended December 31, 2001 compared to the same period in the prior year, reflecting a 4% increase in the average sales price of homes closed and a 28% increase in the number of homes closed. During the December 2001 quarter, we recorded land sales of $2.6 million, recognizing a profit of $1.0 million. We also experienced an increase in mortgage origination revenue for the three-month period ended December 31, 2001 compared to the same period of the prior year.

Cost of Home Construction:    The cost of home construction as a percentage of home sales decreased for the three month period ended December 31, 2001 compared to the same period of the prior year as a result of our ability to increase prices in many of our markets while we incurred stable labor and material costs.

Selling, General and Administrative Expense:    Our selling, general and administrative ("SG&A") expense decreased as a percentage of total revenues for the three months ended December 31, 2001 compared to the same period of the prior year as a result of the increased efficiency in our business that has resulted from profit improvement initiatives and technology investments that we have made over the past few years. This increased efficiency allows us to generate a higher level of revenues without a commensurate increase in our SG&A expense.

Income Taxes:    Our effective income tax rate was 39.0% for both the three-month periods ended December 31, 2001 and December 31, 2000.

Derivative Instruments and Hedging Activities:    We are exposed to fluctuations in interest rates. We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. We do not enter into or hold derivatives for trading or speculative purposes. At December 31, 2001, we had swap agreements (the "Swap Agreements") to effectively fix the variable interest on our $100 million four-year Term Loan. The Swap Agreements mature in December 2004, on the same day as our $100 million Term Loan. No portion of these hedges was considered ineffective for the period ended December 31, 2001.

        The effect of the Swap Agreements as of December 31, 2001 was to record an after-tax other comprehensive loss of $2.7 million. The estimated fair value of the Swap Agreements, based on current market rates, approximated $4.4 million at December 31, 2001 and is included in other liabilities.

Recent Accounting Pronouncements:    In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 141 also prohibits the use of the pooling-of-interest method for all business combinations initiated after June 30, 2001.

        SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value.

        We early adopted SFAS No. 142 on October 1, 2001, the first day of our 2002 fiscal year. The adoption of SFAS No. 142 has resulted in the discontinuation of amortization of goodwill previously recorded at $0.8 million annually. We do not believe any impairment charges will result from the adoption of this statement.

        SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," issued in August 2001 addresses accounting for and reporting of the impairment or disposal of long-lived assets. We must adopt SFAS No. 144 on October 1, 2002, the beginning of fiscal 2003. We expect that the adoption of SFAS No. 144 will not have a significant impact on our financial position or results of operations. However, SFAS No. 144 may modify the presentation of the operating results from abandoned or disposed markets in our statement of operations in the future.

FINANCIAL CONDITION AND LIQUIDITY:

        We fulfill our short-term cash requirements with cash generated from operations and unused funds available from our $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. Available borrowings under the facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, raw land and accounts receivable. At December 31, 2001, we had $34.0 million of borrowings outstanding and available borrowings of $186.8 million under the Credit Facility.

        In December 2000 we entered into a $75 million four-year term loan with a group of banks (the "Term Loan"). The Term Loan was subsequently increased to $100 million during fiscal 2001. The Term Loan matures in December 2004 and bears interest at a fluctuating rate (3.5% at December 31, 2001) based on LIBOR. Each of our significant subsidiaries is a guarantor under the Term Loan. All proceeds from the Term Loan were used to pay down then outstanding borrowings under our $250 million revolving credit facility. Our Swap Agreements effectively fix the interest rate (before spread) on our Term Loan at a weighted average interest rate of 5.74% per annum.

        At December 31, 2001, we had $300 million of outstanding senior debt, which is comprised of $100 million of 8 7/8% Senior Notes due in April 2008 and $200 million of 8 5/8% Senior Notes due in May 2011 (collectively, the "Senior Notes").

        The Credit Facility, Term Loan and Senior Notes all contain various operating and financial covenants, and non-compliance with such covenants would accelerate the repayment terms of each. At December 31, 2001, we were in compliance with each of these covenants and we expect to remain in compliance with each of these covenants. Neither the Credit Facility, Term Loan nor the Senior Notes restrict distributions to Beazer Homes USA, Inc. by its subsidiaries.

        We have utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land. At December 31, 2001, we had 14,806 lots under option and had commitments with respect to option contracts with and without specific performance obligations of approximately $15.9 million and $446.5 million, respectively. Deposits for such options aggregated $44.3 million at December 31, 2001. We expect to exercise all of our option contracts with specific performance obligations and, subject to market conditions, substantially all of our option contracts without specific performance obligations.

        Our long term debt and other contractual obligations (principally operating leases) are further described in notes 7, 8, 9 and 11 to our financial statements which are incorporated by reference in our Annual Report on Form 10-K for the year ended September 30, 2001.

        In January 2000, we filed a $300 million universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. Pursuant to the filing, we may, from time to time over an extended period, offer new debt and/or equity securities. This shelf registration allows us to expediently access capital markets periodically. Our $200 million 8 5/8% Senior Notes were sold pursuant to this registration statement. The timing and amount of future offerings, if any, will depend on market and general business conditions.

        We have signed an agreement to acquire Crossmann. Crossmann shareholders will receive a combination of cash and Beazer stock, aggregating approximately $499 million, based on Beazer's closing common stock price of $81.50 on January 29, 2002. We will also assume or repay Crossmann's net debt (total debt less cash on hand) which totaled $104 million at December 31, 2001. We have received commitments for a $250 million one-year loan to initially fund the cash portion of the transaction and to repay a portion of Crossmann's debt. The consummation is subject to certain conditions including appropriate regulatory approvals and approval of both Beazer's and Crossmann's shareholders. If we are unable to meet our contractual obligations under the merger agreement because of the failure of our financing commitment, we will be obligated to pay Crossmann a break-up fee of $10 million and to reimburse Crossmann for merger expenses of up to $2 million. Crossmann has agreed to pay us a break-up fee of $21 million and to reimburse us for merger expenses of up to $3 million should the merger agreement be terminated by Crossmann under certain circumstances, primarily relating to Crossmann entering into another merger transaction.

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

OUTLOOK:

        We are confident about our prospects for fiscal 2002 and optimistic about our long-term prospects. We understand that uncertainties surrounding the U.S. economy may reduce this optimism in the future. At this time, our increased earnings for the three months ended December 31, 2001 and our current level of backlog give us strong indications of increased earnings in fiscal 2002 compared to fiscal 2001. We believe that our earnings per share for fiscal 2002 are likely to exceed $9.50 per share, up 16% over fiscal 2001. In addition, we believe that the factors we discussed earlier (positive demographic trends, gains in market share by larger public homebuilders and the benefits of the internet) will allow us to continue to report increased earnings in fiscal 2003 and beyond.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning our outlook for future quarters including projected earnings per share for fiscal 2002 and fiscal 2003, overall and market specific volume trends, pricing trends and forces in the industry, cost reduction strategies and their results, our expectations as to funding our capital expenditures and operations during 2002, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most significant factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following:

  •
  Economic changes nationally or in one or more of our local markets,

  •
  Volatility of mortgage interest rates and inflation,

  •
  Increased competition,

  •
  Shortages of skilled labor or raw materials used in the production of houses,

  •
  Increased prices for labor, land and raw materials used in the production of houses,

  •
  Increased land development costs on projects under development,

  •
  Availability and cost of general liability and other insurance to manage risks,

  •
  Any delays in reacting to changing consumer preference in home design,

  •
  Terrorists acts or other acts of war,

  •
  Changes in consumer confidence,

  •
  Ability to effectively integrate acquired companies,

  •
  Delays or difficulties in implementing our initiatives to reduce production and overhead cost structure,

  •
  Delays in land development or home construction resulting from adverse weather conditions,

  •
  Potential delays or increased costs in obtaining necessary permits as a result of changes to laws, regulations or governmental policies,

  •
  Other factors over which we have little or no control.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure for financial instruments relates to fluctuations in interest rates. We do not believe our exposure in this area is material to cash flows or earnings. We have Swap Agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to our $100 million Term Loan maturing in December 2004. We do not enter into or hold derivatives for trading or speculative purposes.

        Pursuant to the Swap Agreements, we have exchanged floating interest rate obligations on an aggregate of $100 million in notional principal amount. We have formally designated these agreements as cash flow hedges.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:

    None

        (b)    Reports on Form 8-K:

    On October 15, 2001 we filed a Form 8-K/A reporting under Item 7 the financial statements of a business acquired and related pro forma financial information.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.
Date:	February 14, 2002	By:	/s/ DAVID S. WEISS
		Name:	David S. Weiss Executive Vice President and Chief Financial Officer

QuickLinks

BEAZER HOMES USA, INC. FORM 10-Q INDEX
  Part I. Financial Information
BEAZER HOMES USA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
BEAZER HOMES USA, INC. UNAUDITED CONDENSED CONSOLIATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
BEAZER HOMES USA, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
BEAZER HOMES USA, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)
BEAZER HOMES USA, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BEAZER HOMES USA, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3: Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K