Form 10-Q
period 2002-03-31
BEAZER HOMES USA INC
filed 2002-05-15
CIK 915840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

YES ☒                                   NO ☐

Class	Outstanding at May 14, 2002
Common Stock, $0.01 par value	12,666,183 shares

BEAZER HOMES USA, INC.

FORM 10-Q

Part I. Financial Information

BEAZER HOMES USA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2002	September 30, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$—	$41,678
Accounts receivable	23,507	38,921
Inventory	923,831	844,737
Deferred tax asset	18,689	19,640
Property, plant and equipment, net	12,781	12,586
Goodwill, net	14,094	14,094
Other assets	25,554	23,633
Total assets	$1,018,456	$995,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$69,630	$70,893
Other payables and accrued liabilities	152,539	177,963
Term loan	100,000	100,000
Senior notes (net of discount of $4,478 and $4,762,respectively)	295,522	295,238
Total liabilities	$617,691	$644,094

Stockholders’ equity:

Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.01 per share, 30,000,000 shares authorized, 12,566,435 and 12,422,935 issued and 8,736,359 and 8,623,931 outstanding at March 31, 2002 and September 30, 2001, respectively	126	124
Paid-in capital	204,552	202,121
Retained earnings	263,297	215,970
Treasury stock (3,830,076 and 3,799,004 shares)	(63,679)	(61,510)
Unearned restricted stock	(1,506)	(2,027)
Accumulated other comprehensive loss	(2,025)	(3,483)
Total stockholders’ equity	400,765	351,195
Total liabilities and stockholders’ equity	$1,018,456	$995,289

See Notes to Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONSOLIATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001

Total revenue	$503,312	$374,297	$993,029	$739,347
Costs and expenses:
Home construction and land sales	401,742	296,729	794,047	591,693
Interest	8,176	7,066	15,938	14,064
Selling, general and administrative	55,139	41,428	107,691	81,524
Operating income	38,255	29,074	75,353	52,066
Other income (expense)	1,378	(375)	2,232	129
Income before income taxes	39,633	28,699	77,585	52,195
Provision for income taxes	15,456	11,192	30,258	20,356
Net income	$24,177	$17,507	$47,327	$31,839

Weighted average number of shares:
Basic	8,524	8,151	8,464	8,126
Diluted	9,459	9,132	9,419	9,038

Net income per common share:
Basic	$2.84	$2.15	$5.59	$3.92
Diluted	2.56	1.92	5.02	3.52

See Notes to Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$47,327	$31,839
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	3,837	4,128
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	15,414	(586)
Increase in inventory	(79,094)	(89,591)
Decrease in trade accounts payable	(13,374)	(10,140)
Decrease in other liabilities	(25,424)	(8,054)
Changes in book overdraft	12,111	(13,025)
Other changes	1,829	1,961
Net cash used by operating activities	(37,374)	(83,468)

Cash flows from investing activities:
Capital expenditures	(3,831)	(2,842)
Investments in unconsolidated joint ventures	(858)	—
Net cash used by investing activities	(4,689)	(2,842)

Cash flows from financing activities:
Change in revolving credit facility	—	2,121
Proceeds from Term Loan	—	85,000
Proceeds from stock option exercises	2,554	—
Common share repurchases	(2,169)	(306)
Debt issuance costs	—	(505)
Net cash provided by financing activities	385	86,310

Decrease in cash and cash equivalents	(41,678)	—
Cash and cash equivalents at beginning of period	41,678	—
Cash and cash equivalents at end of period	$—	$—

See Notes to Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONSOLIDATED STATEMENTS

 OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001

Net income	$24,177	$17,507	47,327	$31,839

Other comprehensive income/(loss):
Gain/(loss) on cash flow hedges, net of related taxes	645	(1,225)	1,458	(1,297)

Comprehensive income	$24,822	$16,282	$48,785	$30,542

See Notes to Consolidated Financial Statements

BEAZER HOMES USA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Beazer Homes USA, Inc. (“Beazer”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements.  Certain items in prior period financial statements have been reclassified to conform to the current presentation.  For further information, refer to our audited consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended September 30, 2001.

(2) Inventory

A summary of inventory is as follows (in thousands):

	March 31, 2002	September 30, 2001
Homes under construction	$457,278	$435,856
Development projects in progress	410,460	338,401
Unimproved land held for future development	777	22,417
Model homes	55,316	48,063
	$923,831	$844,737

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction.  Excluding model homes, we had 202 completed homes (valued at $32.0 million) and 264 completed homes (valued at $45.9 million) at March 31, 2002 and September 30, 2001, respectively, that were not subject to a sales contract.

Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits; these deposits aggregated approximately $27.9 million and $15.1 million at March 31, 2002 and September 30, 2001, respectively, and are included in development projects in process. Under option contracts, both with and without specific performance, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.

Below is a summary of amounts (in thousands) committed under all options at March 31, 2002:

Aggregate Purchase Price Under Options
Options with specific performance	$20,646
Options without specific performance	515,212
Total options	$535,858

(3) Interest

The following table sets forth certain information regarding interest:

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Capitalized interest in inventory, beginning of period	$16,652	$14,336	$16,271	$13,681
Interest incurred and capitalized	9,646	8,619	17,789	16,272
Capitalized interest amortized to cost of sales	(8,176)	(7,066)	(15,938)	(14,064)

Capitalized interest in inventory, end of period	$18,122	$15,889	$18,122	$15,889

(4) Earnings Per Share

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31		Six Months Ended March 31,
	2002	2001	2002	2001

Basic:
Net income	$24,177	$17,507	$47,327	$31,839
Weighted average number of common shares outstanding	8,524	8,151	8,464	8,126
Basic earnings per share	$2.84	$2.15	$5.59	$3.92

Diluted:
Net income	$24,177	$17,507	$47,327	$31,839
Weighted average number of common shares outstanding	8,524	8,151	8,464	8,126
Effect of dilutive securities —
Restricted stock	349	490	390	478
Options to acquire common stock	586	491	565	434
Diluted weighted common shares outstanding	9,459	9,132	9,419	9,038
Diluted earnings per share	$2.56	$1.92	$5.02	$3.52

5) Long Term Debt and Associated Derivatives

At March 31, 2002, our long term debt consisted of $100 million 8 7/8% Senior Notes due in April 2008 and $200 million    8 5/8% Senior Notes due in May 2011 (collectively, the “Senior Notes”) and a $100 million four-year term loan (the “Term Loan”) which bears interest at a fluctuating rate based upon the corporate base rate of interest announced by our lead bank, the federal funds rate or LIBOR (3.625% at March 31, 2002).

We are exposed to fluctuations in interest rates.  We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates.  We do not enter into or hold derivatives for trading or speculative purposes.  At March 31, 2002 and 2001, we had swap agreements (the “Swap Agreements”) to effectively fix the variable interest on our Term Loan.  The Swap Agreements mature in December 2004, on the same day as our Term Loan.   No portion of these hedges was considered ineffective for the period ended March 31, 2002.  Our Swap Agreements effectively fix the interest rate (before spread) on our Term Loan at a weighted average rate of 5.74% per annum.

The effect of the Swap Agreements as of March 31, 2002 and 2001 was to record an after-tax accumulated other comprehensive loss of $2.0 and $3.5 million, respectively.  The estimated fair value of the Swap Agreements, based on current market rates, approximated $3.3 and $5.7 million, respectively, at March 31, 2002 and 2001 and is included in other liabilities.

All of our significant subsidiaries are full and unconditional guarantors of our Senior Notes and our obligations under our $250 million unsecured revolving credit facility and Term Loan, and are jointly and severally liable for obligations under the Senior Notes, our $250 million unsecured revolving credit facility and Term Loan.  Each significant subsidiary is a wholly-owned subsidiary of Beazer and Beazer has no independent assets or operations.  Any subsidiaries of Beazer that are not guarantors are minor subsidiaries.

6) Subsequent Events

On April 16, 2002, the stockholders of Beazer and Crossmann Communities, Inc. (“Crossmann”) approved the merger of Crossmann into a wholly-owned subsidiary of Beazer, and the merger became effective on April 17, 2002.  Crossmann, based in Indianapolis, Indiana, builds single-family homes in Indiana, Ohio, Kentucky, Tennessee, North Carolina, and South Carolina and was a leading regional builder in these markets prior to the merger.

The aggregate merger consideration we paid consisted of approximately 3.9 million shares of Beazer common stock (approximately $310 million) and $191.6 million in cash.  In addition, we subsequently repaid approximately $125 million of Crossmann debt.  The cash portion of the merger consideration and the repayment of Crossmann debt upon the merger were funded from proceeds of our issuance of $350 million 8 3/8% Senior Notes due 2012 in a private placement on April 17, 2002.

(7) Recent Accounting Pronouncements

In July  2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Stands (“SFAS’) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill.  SFAS No. 141 also prohibits the use of the pooling-of-interest method for all business combinations initiated after June 30, 2001.

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

We early adopted SFAS No. 142 on October 1, 2001, the first day of our 2002 fiscal year.   The adoption of SFAS No. 142 has resulted in the discontinuation of amortization of goodwill previously recorded at $0.8 million annually.  No impairment charges were recognized from the adoption of this statement.

Pro forma net income for the three and six month periods ended March 31, 2001 would have been $17.7 and $32.2 million, respectively, after adding back goodwill amortization (net of taxes) of $0.2 and $0.3 million, respectively, expensed during the period.

SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” issued in August 2001 addresses accounting for and reporting of the impairment or disposal of long-lived assets.  We must adopt SFAS No. 144 on October 1, 2002, the beginning of fiscal 2003.  We expect that the adoption of SFAS No. 144 will not have a significant impact on our financial position or results of operations.  However, SFAS No. 144 may modify the presentation of the operating results from abandoned or disposed markets in our statement of operations in the future.

BEAZER HOMES USA, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:

Homebuilding:  We design, sell and build single-family homes.  As of March 31, 2002 we had operations in the following regions and states:

Southeast

West

Central

Mid-Atlantic

Florida

Arizona

Texas

Maryland

Georgia

California

New Jersey

North Carolina	Colorado	Pennsylvania
South Carolina	Nevada	Virginia
Tennessee

As a result of our acquisition of Crossmann Communities, Inc. ("Crossmann") in April 2002 discussed below, we now operate in the additional states of Indiana, Ohio, and Kentucky.

We intend, subject to market conditions, to expand in our current markets and to consider entering new markets either through expansion from existing markets or through acquisitions of established regional homebuilders.  We seek to be one of the five largest builders in each of the markets that we serve.

Most of our homes are designed to appeal to entry-level and first time move-up homebuyers, and are generally offered for sale in advance of their construction.  Once a sales contract has been signed, we classify the transaction as a “new order” and include the home in “backlog.”  Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing.  We do not recognize revenue on homes in backlog until the sales are closed and the risk of ownership has been transferred to the buyer.

Ancillary Businesses:  We have established several businesses to support our core homebuilding operations.  We operate design centers in the majority of our markets.  Through these design centers, homebuyers can choose non-structural upgrades and options for their new home.  We also provide mortgage origination services for our homebuyers through Beazer Mortgage Corp (“BMC”).  BMC originates, processes and brokers mortgages to third party investors.  BMC does not retain or service the mortgages that it brokers.  We also provide title services to our homebuyers in many of our markets.  We will continue to evaluate opportunities to provide other ancillary services to our homebuyers.

Crossmann Acquisition: On April 16, 2002, the stockholders of Beazer and Crossmann approved the merger of Crossmann into a wholly-owned subsidiary of Beazer, and the merger became effective on April 17, 2002.  Crossmann, based in Indianapolis, Indiana, builds single-family homes in Indiana, Ohio, Kentucky, Tennessee, North Carolina, and South Carolina and was a leading regional builder in these markets prior to the merger.  We will include Crossmann’s operating results in our consolidated financial statements beginning in April 2002.

The aggregate merger consideration we paid consisted of approximately 3.9 million shares of Beazer common stock (approximately $310 million) and $191.6 million in cash.  In addition, we subsequently repaid approximately $125 million of Crossmann debt.  The cash portion of the merger consideration and the repayment of Crossmann debt upon the merger were funded from proceeds of our issuance of $350 million 8 3/8% Senior Notes due 2012 (the “New Notes”) in a private placement on April 17, 2002.

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

                All other costs are expensed as incurred.  We continually evaluate the carrying value of our inventory for recoverability based on forecasted selling prices.  We also evaluate our goodwill for impairment; goodwill will significantly increase as a result of the Crossman acquisition.

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

RESULTS OF OPERATIONS:

The following presents certain operating and financial data for Beazer (dollars in thousands):

	Three Months Ended March 31,			Six Months Ended March 31,
	2002		2001	2002		2001
	Amount	% Change	Amount	Amount	% Change	Amount
Number of new orders,
Net of cancellations:
Southeast region	1,098	(13.6)%	1,271	2,051	7.5%	1,908
West region	1,273	23.0	1,035	2,246	29.2	1,739
Central region	358	17.4	305	590	31.4	449
Mid-Atlantic region	413	(1.0)	417	765	4.8	730
Total	3,142	3.8	3,028	5,652	17.1	4,826

Number of closings:
Southeast region	718	1.8%	705	1,506	17.7%	1,280
West region	1,081	43.9	751	2,065	36.1	1,517
Central region	257	73.6	148	492	59.7	308
Mid-Atlantic region	383	41.9	270	741	21.3	611
Total	2,439	30.1	1,874	4,804	29.3	3,716

Total homebuilding revenue:
Southeast region	$126,928	5.0%	$120,920	$259,032	14.8%	$225,597
West region	235,801	56.4	150,731	461,752	51.8	304,274
Central region	41,374	82.7	22,644	79,020	67.8	47,082
Mid-Atlantic region	90,954	40.4	64,762	177,289	23.8	143,223
Total	$495,057	37.9	$359,057	$977,093	35.7	$720,176

Average sales price per home closed:
Southeast region	$176.8	3.1%	$171.5	$172.0	(2.4)%	$176.2
West region	218.1	8.7	200.7	223.6	11.5	200.6
Central region	161.0	5.2	153.0	160.6	5.0	152.9
Mid-Atlantic region	237.5	(1.0)	239.9	239.3	2.1	234.4
Company average	203.0	5.9	191.6	203.4	5.0	193.8

	March 31,
	2002		2001
	Amount	% Change	Amount

Backlog units at end of period:
Southeast region	1,785	18.8%	1,503
West region	1,787	30.3	1,371
Central region	482	20.5	400
Mid-Atlantic region	771	0.8	765
Total	4,825	19.5	4,039

Aggregate sales value of homes in backlog at end of period:	$1,013,648	26.4%	$802,212

Number of active subdivisions at end of period:
Southeast region	147	15.7%	127
West region	76	11.8	68
Central region	29	(3.3)	30
Mid-Atlantic region	38	(2.6)	39
Total	290	9.8	264

New Orders and Backlog: New orders increased by 4% during the three month period ended March 31, 2002, compared to the same period in the prior year.  A 23% increase in new orders in the West region, reflecting strength in each of our West markets as well as 67 new orders from our Denver operations acquired in August 2001, more than offset a 14% decrease in our Southeast region. Orders in our Southeast region, other than Florida, were down for the three months ended March 31, 2002 compared to the same period in the prior year.  We believe that activity in this region has temporarily leveled off after an extended period of extremely strong growth.

New orders increased by 17% during the six month period ended March 31, 2002, compared to the same period in the prior year, which reflected order strength in all four of our regions.  We believe that the increase in new orders in our markets reflects a fundamentally high level of demand driven by strong demographic trends, especially in the first-time homebuyer segment of the market, combined with an extremely low level of housing inventory available in nearly all markets.  Demand was especially strong in our West and Central regions, where we have increased our presence in the first-time buyer segment and where demographic trends are very positive, fueled by immigration and a constrained housing supply.

The aggregate dollar value of homes in backlog at March 31, 2002 increased 26% from March 31, 2001, reflecting a 19% increase in the number of homes in backlog and a 6% increase in the average price of homes in backlog, from $198,600 at March 31, 2001 to $210,100 at March 31, 2002.

The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Details of revenues and certain expenses:
Revenues:
Home sales	$495,057	$359,057	$977,093	$720,176
Land and lot sales	2,900	11,618	5,524	11,948
Mortgage origination revenue	7,851	5,458	15,360	10,778
Intercompany elimination — mortgage	(2,496)	(1,836)	(4,948)	(3,555)
Total revenue	$503,312	$374,297	$993,029	$739,347

Cost of home construction and land sales:
Home sales	$401,806	$290,039	$794,987	$586,459
Land and lot sales	2,432	8,526	4,008	8,789
Intercompany elimination — mortgage	(2,496)	(1,836)	(4,948)	(3,555)
Total cost of home construction and land sales	$401,742	$296,729	$794,047	$591,693

Selling, general and administrative:
Homebuilding operations	$50,818	$38,329	$99,178	$75,446
Mortgage origination operations	4,321	3,099	8,513	6,078
Total selling, general and administrative	$55,139	$41,428	$107,691	$81,524

Certain items as a percentage of revenues:
As a percentage of total revenue:
Costs of home construction and land sales	79.8%	79.3%	80.0%	80.0%
Amortization of previously capitalized interest	1.6%	1.9%	1.6%	1.9%
Selling, general and administrative:
Homebuilding operations	10.1%	10.2%	10.0%	10.2%
Mortgage operations	0.9%	0.8%	0.9%	0.8%

As a percentage of home sales revenue:
Costs of home construction	81.2%	80.8%	81.4%	81.4%

Revenues: Revenues increased by 34% for the three months ended March 31, 2002 compared to the same period in the prior year, reflecting a 6% increase in the average sales price of homes closed and a 30% increase in the number of homes closed. During the March 2002 quarter, we recorded land sales of $2.9 million, recognizing a profit of $0.5 million.  Revenues also increased 34% for the six months ended March 31, 2002 compared to the same period in the prior year, reflecting a 5% increase in the average sales price of homes closed and a 29% increase in the number of homes closed.  During the six months ended March 31, 2002, we recorded land sales of $5.5 million, recognizing a profit of $1.5 million.  We also experienced increases of 44% and 43% in mortgage origination revenue for the three and six month periods ended March 31, 2002, compared to the same periods of the prior year.

Cost of Home Construction: The cost of home construction as a percentage of home sales increased for the three month period ended March 31, 2002, compared to the same period of the prior year as a result of increased insurance costs and increased closings of affordable housing units being built through governmental programs, which have lower gross margins than our typical homes.  The cost of home construction as a percentage of home sales remained unchanged for the six month period ended March 31, 2002, compared to the same period of the prior year.

Selling, General and Administrative Expense: Our selling, general and administrative (“SG&A”) expense decreased as a percentage of total revenues for the three and six months ended March 31, 2002, compared to the same periods of the prior year as a result of increased efficiency in our business resulting from profit improvement initiatives and technology investments made over the past few years.  This increased efficiency allows us to generate a higher level of revenues without a commensurate increase in our SG&A expense.

Income Taxes:  Our effective income tax rate was 39.0% for both the three and six month periods ended March 31, 2002 and March 31, 2001.

Derivative Instruments and Hedging Activities: We are exposed to fluctuations in interest rates.  We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates.  We do not enter into or hold derivatives for trading or speculative purposes.  At March 31, 2002 and 2001, we had swap agreements (the “Swap Agreements”) to effectively fix the variable interest on our $100 million four-year Term Loan ($85 million at 3/31/01).  The Swap Agreements mature in December 2004, on the same day as our $100 million four-year Term Loan.   No portion of these hedges was considered ineffective for the period ended March 31, 2002.

The effect of the Swap Agreements as of March 31, 2002 and 2001 was to record an after-tax accumulated other comprehensive loss of $2.0 and $3.5 million, respectively.  The estimated fair value of the Swap Agreements, based on current market rates, approximated $3.3 and $5.7 million, respectively, at March 31, 2002 and 2001 and is included in other liabilities.

Recent Accounting Pronouncements: In July 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Stands (“SFAS’) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill.  SFAS No. 141 also prohibits the use of the pooling-of-interest method for all business combinations initiated after June 30, 2001.

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

                We early adopted SFAS No. 142 on October 1, 2001, the first day of our 2002 fiscal year.   The adoption of SFAS No. 142 has resulted in the discontinuation of amortization of goodwill previously recorded at $0.8 million annually.  No impairment charges were recognized from the adoption of this statement.

Pro forma net income for the three and six month periods ended March 31, 2001 would have been $17.7 and $32.2 million, respectively, after adding back goodwill amortization (net of taxes) of $0.2 and $0.3 million, respectively, expensed during the period.

SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” issued in August 2001 addresses accounting for and reporting of the impairment or disposal of long-lived assets.  We must adopt SFAS No. 144 on October 1, 2002, the beginning of fiscal 2003.  We expect that the adoption of SFAS No. 144 will not have a significant impact on our financial position or results of operations.  However, SFAS No. 144 may modify the presentation of the operating results from abandoned or disposed markets in our statement of operations in the future.

FINANCIAL CONDITION AND LIQUIDITY:

We fulfill our short-term cash requirements with cash generated from operations and unused funds available from our $250 million unsecured revolving credit facility (the “Credit Facility”) with a group of banks.  Available borrowings under the facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, raw land and accounts receivable.  At March 31, 2002, we had no outstanding borrowings and available borrowings of $244.2 million under the Credit Facility.

In December 2000 we entered into a $75 million four-year term loan with a group of banks (the “Term Loan”).  The Term Loan was subsequently increased to $100 million during fiscal 2001.  The Term Loan matures in December 2004 and bears interest at a fluctuating rate (3.625% at March 31, 2002) based on LIBOR.  Each of our significant subsidiaries is a guarantor under the Term Loan.  All proceeds from the Term Loan were used to pay down then outstanding borrowings under our $250 million revolving credit facility.  Our Swap Agreements effectively fix the interest rate (before spread) on our Term Loan at a weighted average rate of 5.74% per annum.

 At March 31, 2002, we had $300 million of outstanding senior debt ($295.5 million, net of discount), comprised of $100 million of 8 7/8% Senior Notes due in April 2008 and $200 million of 8 5/8% Senior Notes due in May 2011 (collectively, the “Senior Notes”).

As previously discussed, on April 17, 2002, we completed our acquisition of Crossmann.  The cash portion of the merger consideration ($191.6 million) and our repayment of $125 million of Crossmann debt were funded from proceeds of our New Notes due 2012 issued in a private placement on April 17, 2002.

The Credit Facility, Term Loan, Senior Notes and New Notes all contain various operating and financial covenants, and non-compliance with such covenants would accelerate the repayment terms of each.   At March 31, 2002, we were in compliance with each of these covenants which were in existence at that time and we expect to remain in compliance with each of these covenants.  Neither the Credit Facility, Term Loan, Senior Notes nor New Notes restrict distributions to Beazer Homes USA, Inc. by its subsidiaries.

We have utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land.  At March 31, 2002, we had 16,857 lots under option.  At March 31, 2002, we had commitments with respect to option contracts with and without specific performance obligations for approximately $20.6 and $515.2 million, respectively.  We expect to exercise all of our option contracts with specific performance obligations and, subject to market conditions, substantially all of our options contracts without specific performance obligations.

Our long term debt and other contractual obligations (principally operating leases) are further described in notes 7, 8, 9 and 11 to our financial statements which appear in our Annual Report on Form 10-K for the year ended September 30, 2001.

During the quarter ended March 31, 2002 and 2001, certain officers and employees transferred to us 31,072 and 6,977 shares, respectively, of our common stock valued at prevailing market prices.  The transfers were accounted for as a stock repurchase by the Company.  The common stock was transferred to us to satisfy such officers and employees’ tax obligations under certain stock incentive plans.

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

We believe that our current borrowing capacity, together with anticipated cash flows from operations, is sufficient to meet liquidity needs for the foreseeable future.  There can be no assurance, however, that amounts available in the future from our sources of liquidity will be sufficient to meet future capital needs.  The amount and types of indebtedness that we may incur may be limited by the terms of the Indentures governing our Senior Notes and New Notes and our Term Loan and Credit Facility.  We continually evaluate expansion opportunities through acquisition of established regional homebuilders and such opportunities may require us to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

OUTLOOK:

We are confident about our prospects for fiscal 2002 and optimistic about our long-term prospects.  We understand the uncertainties surrounding the economy may reduce this optimism in the future.  At this time, our increased earnings for the six months ended March 31, 2002 and our current higher level of backlog give us strong indications of increased earnings in fiscal 2002 compared to fiscal 2001.  We believe that earnings per share for fiscal 2002 are likely to exceed $10.00, an increase of at least 22% over fiscal 2001.   In addition, we believe that positive demographic trends, gains in market share by larger public homebuilders and the benefits of the internet will allow us to continue to report increased earnings in fiscal 2003 and beyond.

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

•                  Volatility of mortgage interest rates,

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

•                  Increased prices for labor, land and raw materials used in the production of houses,

•                  Increased land development costs on projects under development,

•                  Availability and cost of general liability and other insurance to manage risks,

•                  Any delays in reacting to changing consumer preference in home design,

•                  Terrorists acts or other acts of war,

•                  Changes in consumer confidence,

•                  Ability to effectively integrate acquired companies, including Crossmann,

•                  Delays or difficulties in implementing our initiatives to reduce our production and overhead cost structure,

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

Item 6.                                                             Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

2.1 Agreement and Plan of Merger among Beazer Homes USA, Inc., Beazer Homes Investment Corp., and Crossmann Communities, Inc. dated January 29, 2002 (incorporated by reference to Beazer’s current report on Form 8-K filed on February 1, 2002).

(b)                                 Reports on Form 8-K:

On February 1, 2002 we filed a Form 8-K announcing the signing of a definitive merger agreement with Crossmann Communities, Inc.

On March 12, 2002 we filed an 8-K announcing home orders for the one-month and two–month periods ended February 28, 2002 and announcing our plan to make a presentation on March 11, 2002 at the Deutsche Banc Alex. Brown Homebuilding and Building Products Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.

Date:	May 15, 2002	By:	/s/ David S. Weiss
		Name:	David S. Weiss
Executive Vice President and
Chief Financial Officer