Form 10-Q
period 2002-06-20
BEAZER HOMES USA INC
filed 2002-08-14
CIK 915840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

YES         ☒            NO          ☐

Class	Outstanding at August 14, 2002

Common Stock, $0.01 par value	12,827,088 shares

Page 1 of 27 Pages

BEAZER HOMES USA, INC.

FORM 10-Q

Part I. Financial Information

BEAZER HOMES USA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2002	September 30, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$5,682	$41,678
Accounts receivable	45,668	38,921
Inventory	1,343,660	844,737
Deferred tax asset	19,527	19,640
Property, plant and equipment, net	17,767	12,586
Goodwill	250,201	14,094
Other assets	54,333	23,633
Total assets	$1,736,838	$995,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$82,468	$70,893
Other payables and accrued liabilities	169,774	177,963
Term loan	100,000	100,000
Senior notes (net of discount of $11,218 and $4,762, respectively)	638,782	295,238
Total liabilities	$991,024	$644,094

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.01 per share, 30,000,000 shares authorized, 16,653,459 and 12,422,935 issued and 12,823,383 and 8,623,931 outstanding, respectively)	167	124
Paid-in capital	521,548	202,121
Retained earnings	297,946	215,970
Treasury stock (3,830,076 and 3,799,004 shares)	(63,679)	(61,510)
Unearned restricted stock	(6,859)	(2,027)
Accumulated other comprehensive loss	(3,309)	(3,483)
Total stockholders’ equity	745,814	351,195
Total liabilities and stockholders’ equity	$1,736,838	$995,289

See Notes to Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONSOLIATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001

Total revenue	$743,813	$448,825	$1,736,842	$1,188,172
Costs and expenses:
Home construction and land sales	597,706	357,071	1,391,753	948,764
Interest	12,887	8,651	28,825	22,715
Selling, general and administrative	79,499	51,218	187,190	132,742
Operating income	53,721	31,885	129,074	83,951
Other income/(expense), net	3,550	780	5,782	909
Income before income taxes and extraordinary item	57,271	32,665	134,856	84,860
Provision for income taxes	22,622	12,740	52,880	33,096
Net income before extraordinary item	34,649	19,925	81,976	51,764
Extraordinary item-loss on early extinguishment of debt (net of taxes of $469)	—	(733)	—	(733)
Net income	$34,649	$19,192	$81,976	$51,031

Weighted average number of shares:
Basic	12,545	8,195	9,823	8,149
Diluted	13,388	9,250	10,742	9,124

Basic:
Net income per share before extraordinary item	$2.76	$2.43	$8.35	$6.35
Extraordinary item	—	(0.09)	—	(0.09)
Net income per share	$2.76	$2.34	$8.35	$6.26

Diluted:
Net income per share before extraordinary item	$2.59	$2.15	$7.63	$5.67
Extraordinary item	—	(0.08)	—	(0.08)
Net income per share	$2.59	$2.07	$7.63	$5.59

See Notes to Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$81,976	$51,031
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	6,322	6,171
Loss on early extinguishment of debt	—	1,202
Changes in operating assets and liabilities net of effects from acquisition:
Increase in accounts receivable	(4,940)	(1,059)
Increase in inventory	(132,429)	(155,571)
Decrease/(increase) in other assets	12,844	(6,998)
Decrease/(increase) in trade accounts payable	(2,605)	4,805
Decrease/(increase) in other liabilities	(25,177)	4,531
Changes in book overdraft	—	(20,095)
Other changes	1,132	5,469
Net cash used by operating activities	(62,877)	(110,514)

Cash flows from investing activities:
Proceeds from sale of fixed asset	4,800	—
Capital expenditures	(5,189)	(4,059)
Investments in unconsolidated joint ventures	2,242	(4,217)
Acquisition, net of cash acquired	(320,810)	—
Net cash used by investing activities	(318,957)	(8,276)

Cash flows from financing activities:
Proceeds from 8 3/8% Senior Notes	343,000	—
Change in revolving credit facility	—	(40,000)
Proceeds from Term Loan	—	90,000
Proceeds from 8 5/8% Senior Notes	—	196,536
Redemption of 9% Senior Notes	—	(115,000)
Proceeds from stock option exercises	5,140	1,743
Common share repurchases	(2,169)	(306)
Debt issuance costs	(133)	(2,272)
Net cash provided by financing activities	345,838	130,701

(Decrease)/increase in cash and cash equivalents	(35,996)	11,911
Cash and cash equivalents at beginning of period	41,678	—
Cash and cash equivalents at end of period	$5,682	$11,911

Supplemental disclosure of noncash activity:
Issuance of common stock related to acquisition	$308,573	$—

See Notes to Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001

Net income	$34,649	$19,192	$81,976	$51,031

Other comprehensive income/(loss):
Gain/(loss) on cash flow hedges, net of related taxes	(1,284)	411	174	(886)

Total comprehensive income	$33,365	$19,603	$82,150	$50,145

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

(2) Inventory

A summary of inventory is as follows (in thousands):

	June 30, 2002	September 30, 2001
Homes under construction	$639,760	$435,856
Development projects in progress	596,549	338,401
Unimproved land held for future development	39,987	22,417
Model homes	67,364	48,063
	$1,343,660	$844,737

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction.  Excluding model homes, we had 388 completed homes (valued at $51.7 million) and 264 completed homes (valued at $45.9 million) at June 30, 2002 and September 30, 2001, respectively, that were not subject to a sales contract.

Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits; these deposits aggregated approximately $28.9 million and $15.1 million at June 30, 2002 and September 30, 2001, respectively, and are included in development projects in process. Under option contracts, both with and without specific performance requirements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.

Below is a summary of amounts (in thousands) committed under all options at June 30, 2002:

Aggregate Purchase Price Under Options
Options with specific performance	$20,202
Options without specific performance	973,687
Total options	$993,889

(3) Interest

The following table sets forth certain information regarding interest:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Capitalized interest in inventory, beginning of period	$18,122	$15,889	$16,271	$13,681
Interest incurred and capitalized	16,729	10,306	34,518	26,578
Capitalized interest amortized to cost of sales	(12,887)	(8,651)	(28,825)	(22,715)

Capitalized interest in inventory, end of period	$21,964	$17,544	$21,964	$17,544

(4) Earnings Per Share

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001

Basic:
Net income before extraordinary item	$34,649	$19,925	$81,976	$51,764
Extraordinary loss on early extinguishment of debt	—	(733)	—	(733)
Net income per share	$34,649	$19,192	$81,976	$51,031

Weighted average number of common shares outstanding	12,545	8,195	9,823	8,149

Basic earnings per share before extraordinary item	$2.76	$2.43	$8.35	$6.35
Extraordinary item	—	(0.09)	—	(0.09)
Net earnings per share	$2.76	$2.34	$8.35	$6.26

Diluted:
Net income	$34,649	$19,925	$81,976	$51,764
Extraordinary loss on early extinguishment of debt	—	(733)	—	(733)
Net income per share	$34,649	$19,192	$81,976	$51,031
Weighted average number of common shares outstanding	12,545	8,195	9,823	8,149
Effect of dilutive securities-
Restricted stock	503	504	546	486
Options to acquire common stock	340	551	373	489
Diluted weighted common shares outstanding	13,388	9,250	10,742	9,124

Dilued earnings per share before extraordinary item	$2.59	$2.15	$7.63	$5.67
Extraordinary item	—	(0.08)	—	(0.08)
Diluted earnings per share	$2.59	$2.07	$7.63	$5.59

5) Crossmann Acquisition

Effective April 17, 2002, Beazer acquired Crossmann Communities, Inc. (“Crossmann”).  Crossmann builds single-family homes in Indiana, Ohio, Kentucky, Tennessee, North Carolina, South Carolina and Mississippi.

The acquisition has been accounted for as a purchase; accordingly, the purchase price has been tentatively allocated to reflect the fair value of assets and liabilities acquired.  This acquisition resulted in approximately $236.1 million of goodwill.  In accordance with SFAS No. 142, as discussed in Note 7, this goodwill will not be amortized

The aggregate merger consideration we paid consisted of approximately 3.9 million shares of Beazer common stock (approximately $308.6 million) and $191.6 million in cash.  In connection with the merger, we also repaid approximately $125.4 million of Crossmann debt.  The cash portion of the merger consideration and the repayment of Crossmann debt upon the merger were funded from net proceeds of our issuance of $350 million 8 3/8% Senior Notes due 2012 in a private placement on April 17, 2002.

A preliminary estimate of the excess of purchase price over identifiable tangible and intangible net assets of Crossmann is summarized as follows:

Purchase price:
Cash	$191,559
Beazer Common Stock	308,573
Purchase price of acquisition	500,132
Estimated merger expenses	11,774
Total cost of acquisition	511,906
Less: Net book value of Crossmann	(274,013)
Plus: Crossmann historical goodwill	18,814
Less: Initial inventory write-up to fair value	(27,000)
Plus: Write down of fixed asset to fair value	1,100
Plus: Make-whole premium on Crossmann debt	5,300
Excess purchase price to be assigned in acquisition, tentatively allocated to goodwill	$236,107

The valuations and other studies required to determine the fair value of the Crossmann assets acquired and liabilities assumed are currently being finalized.  Accordingly, the preliminary estimate of the excess of purchase price over identifiable tangible and intangible net assets of Crossmann is preliminary and subject to adjustments, which could be material, as further fair value information is obtained.

A reconciliation of the purchase price included in the table above to the acquisition cost net of cash acquired as included in the unaudited consolidated statement of cash flows for the nine months ended June 30, 2002 is as follows:

Cash paid to Crossmann shareholders	$191,559
Crossmann debt repaid on April 17, 2002	125,425
Merger expenses	11,774
Less: cash acquired	(7,948)
Net cash paid for acquisition	$320,810

Crossmann’s operating results have been included in our results since April 1, 2002.  The following unaudited pro forma financial data (in thousands, except per share amounts) gives effect to our acquisition of Crossmann as if it had occurred on the first day of each period presented.  The pro forma financial data is provided for comparative purposes only and is not necessarily indicative of the results which would have been obtained if the Crossmann acquisition had been effected at that date.

	Nine Months Ended June 30, 2002	Nine Months Ended June 30, 2001
Total revenues	$2,142,530	$1,707,126
Net income	101,095	70,257
Net income per share:
Basic	$8.06	$5.85
Diluted	7.55	5.41

6) Long Term Debt and Associated Derivatives

At June 30, 2002, our long term debt consisted of $100 million 8 7/8% Senior Notes due in April 2008, $200 million 8 5/8% Senior Notes due in May 2011 and $350 million 8 3/8% Senior Notes due in April 2012 (collectively, the “Senior Notes”) and a $100 million four-year term loan due December 2004 (the “Term Loan”) which bears interest at a fluctuating rate based upon the corporate base rate of interest announced by our lead bank, the federal funds rate or LIBOR (3.5% at June 30, 2002).

We are exposed to fluctuations in interest rates.  We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates.  We do not enter into or hold derivatives for trading or speculative purposes.  At June 30, 2002 and 2001, we had swap agreements (the “Swap Agreements”) to effectively fix the variable interest on our Term Loan.  The Swap Agreements mature in December 2004, on the same day as our Term Loan.  No portion of these hedges was considered ineffective for the period ended June 30, 2002.  Our Swap Agreements effectively fix the interest rate (before spread) on our Term Loan at a weighted average rate of 5.74% per annum.

The effect of the Swap Agreements as of June 30, 2002 and September 30, 2001 was to record an after-tax accumulated other comprehensive loss of $3.3 million and $3.5 million, respectively.  The estimated fair value of the Swap Agreements, based on current market rates, approximated $5.4 million and $5.7 million at June 30, 2002 and September 30, 2001, respectively, and is included in other liabilities.

All of our significant subsidiaries are full and unconditional guarantors of our Senior Notes and our obligations under our $250 million unsecured revolving credit facility (the “Revolving Credit Facility”) and Term Loan, and are jointly and severally liable for obligations under the Senior Notes, our Revolving Credit Facility and Term Loan.  Each significant subsidiary is a wholly-owned subsidiary of Beazer and Beazer has no independent assets or operations.  Any subsidiaries of Beazer that are not guarantors are minor subsidiaries.

(7) Recent Accounting Pronouncements

In July 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS’) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill.  SFAS No. 141 also prohibits the use of the pooling-of-interest method for all business combinations initiated after June 30, 2001.

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

We early adopted SFAS No. 142 on October 1, 2001, the first day of our 2002 fiscal year.  The adoption of SFAS No. 142 has resulted in the discontinuation of amortization of goodwill previously recorded at $0.8 million annually (excluding the Crossmann acquisition in 2002).  No impairment charges were recognized from the adoption of this statement.

Net income for the three and nine month periods ended June 30, 2001 would have been $19.3 million and $51.5 million, respectively, after adding back goodwill amortization of $0.2 million and $0.5 million, respectively, expensed during the period.

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

In April 2002, SFAS No. 145 “Rescission of SFAS No. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections” was issued.  SFAS No. 145 prevents treatment as extraordinary, gains or losses on extinguishment of debt not meeting the criteria of Accounting Principles Board Opinion No. 30.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  The adoption of SFAS No. 145 will affect the classification of such amounts in the financial statements of subsequent periods and comparative prior periods.  We have not elected to early adopt the provisions of SFAS No. 145 for this reporting period.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”.  SFAS No.146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF No. 94-3.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  We believe the adoption of SFAS No. 146 will not have a significant impact on our financial position or results of operations.

BEAZER HOMES USA, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:

Homebuilding:  We design, sell and build single-family homes in the following regions and states:

Southeast	West	Central	Mid-Atlantic	Midwest
Florida	Arizona	Texas	Maryland	Indiana
Georgia	California		New Jersey	Kentucky
Mississippi	Colorado		Pennsylvania	Ohio
North Carolina	Nevada		Virginia
South Carolina
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

Crossmann Acquisition: On April 16, 2002, the stockholders of Beazer and Crossmann Communities, Inc. approved the merger of Crossmann into a wholly-owned subsidiary of Beazer, and the merger became effective on April 17, 2002.  Crossmann builds single-family homes in Indiana, Ohio, Kentucky, Tennessee, North Carolina, South Carolina and Mississippi and was a leading regional builder in these markets prior to the merger.  We have included Crossmann’s operating results in our consolidated financial statements since April 1, 2002.

The aggregate merger consideration we paid consisted of approximately 3.9 million shares of Beazer common stock (approximately $308.6 million) and $191.6 million in cash.  In connection with the merger, we also repaid approximately $125.4 million of Crossmann debt.  The cash portion of the merger consideration and the repayment of Crossmann debt upon the merger were funded from proceeds of our issuance of $350 million 8 3/8% Senior Notes due 2012 in a private placement on April 17, 2002.

A preliminary estimate of the excess of purchase price over identifiable tangible and intangible net assets of Crossmann is summarized as follows:

Purchase price:
Cash	$191,559
Beazer Common Stock	308,573
Purchase price of acquisition	500,132
Estimated merger expenses	11,774
Total cost of acquisition	511,906
Less: Net book value of Crossmann	(274,013)
Plus: Crossmann historical goodwill	18,814
Less: Initial inventory write-up to fair value	(27,000)
Plus: Write down of fixed asset to fair value	1,100
Plus: Make-whole premium on Crossmann debt	5,300
Excess purchase price to be assigned in acquisition, tentatively allocated to goodwill	$236,107

The valuations and other studies required to determine the fair value of the Crossmann assets acquired and liabilities assumed are currently being finalized. Accordingly, the preliminary estimate of the excess of purchase price over identifiable tangible and intangible net assets of Crossmann is preliminary and subject to adjustments, which could be material, as further fair value information is obtained.

A reconciliation of the purchase price included in the table above to the acquisition cost net of cash acquired as included in the unaudited consolidated statement of cash flows for the nine months ended June 30, 2002 is as follows:

Cash paid to Crossmann shareholders	$191,559
Crossmann debt repaid on April 17, 2002	125,425
Merger expenses	11,774
Less: cash acquired	(7,948)
Net cash paid for acquisition	$320,810

Ancillary Businesses:  We have established several businesses to support our core homebuilding operations.  We operate design centers in the majority of our markets.  Through these design centers, homebuyers can choose non-structural upgrades and options for their new home.  We also provide mortgage origination services for our homebuyers through Beazer Mortgage Corp (“BMC”) and Crossmann Mortgage Corp. (“CMC”) (subsequent to April 17, 2002).  BMC and CMC originate, process and broker mortgages to third party investors.  BMC and CMC do not retain or service the mortgages that they broker.  We also provide title services to our homebuyers in many of our markets.  We will continue to evaluate opportunities to provide other ancillary services to our homebuyers.

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

We continually evaluate the carrying value of our inventory for recoverability based on forecasted selling prices.  We also evaluate our goodwill for impairment; goodwill increased significantly as a result of the Crossmann acquisition.

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

RESULTS OF OPERATIONS:

The following presents certain operating and financial data for Beazer (dollars in thousands):

	Three Months Ended June 30,			Nine Months Ended June 30,
	2002		2001	2002		2001
	Amount	% Change	Amount	Amount	% Change	Amount
Number of new orders, net of cancellations:
Southeast region	1,387	37.9%	1,006	3,438	18.0%	2,914
West region	1,248	3.7	1,204	3,494	18.7	2,943
Central region	327	13.5	288	917	24.4	737
Mid-Atlantic region	337	(10.1)	375	1,102	(0.3)	1,105
Midwest region	928	n/a	0	928	n/a	0
Total	4,227	47.1	2,873	9,879	28.3	7,699

Number of closings:
Southeast region	1,350	42.0%	951	2,856	28.0%	2,231
West region	1,105	37.1	806	3,170	36.5	2,323
Central region	298	17.8	253	790	40.8	561
Mid-Atlantic region	347	30.5	266	1,088	24.1	877
Midwest region	860	n/a	0	860	n/a	0
Total	3,960	74.0	2,276	8,764	46.3	5,992

Total homebuilding revenue:
Southeast region	$218,255	29.2%	$168,967	$477,287	21.0%	$394,564
West region	249,252	47.5	168,964	711,004	50.2	473,238
Central region	43,854	14.0	38,467	122,874	43.6	85,549
Mid-Atlantic region	100,944	56.6	64,468	278,233	34.0	207,691
Midwest region	119,964	n/a	0	119,964	n/a	0
Total	$732,269	66.1	$440,866	$1,709,362	47.2	$1,161,042

Average sales price per home closed:
Southeast region	$161.7	(9.0)%	$177.7	$167.1	(5.5)%	$176.9
West region	225.6	7.6	209.6	224.3	10.1	203.7
Central region	147.2	(3.2)	152.0	155.5	2.0	152.5
Mid-Atlantic region	290.9	20.0	242.4	255.7	8.0	236.8
Midwest region	139.5	n/a	n/a	139.5	n/a	n/a
Company average	184.9	(4.5)	193.7	195.0	0.6	193.8

	June 30,
	2002		2001
	Amount	% Change	Amount
Backlog units at end of period:
Southeast region	2,401	54.1%	1,558
West region	1,930	9.1	1,769
Central region	511	17.5	435
Mid-Atlantic region	761	(12.9)	874
Midwest region	2,024	n/a	0
Total	7,627	64.5	4,636

Aggregate sales value of homes in backlog at end of period:	$1,447,144	62.3%	$891,898

Number of active subdivisions at end of period:
Southeast region	181	39.2%	130
West region	73	0.0	73
Central region	32	0.0	32
Mid-Atlantic region	39	(4.9)	41
Midwest region	133	n/a	0
Total	458	65.9	276

New Orders and Backlog: New orders increased by 47% during the three month period ended June 30, 2002, compared to the same period in the prior year due to the inclusion of Crossmann orders, following its acquisition in April 2002.  Excluding Crossmann, new orders were up 2% during the three month period ended June 30, 2002 as compared to the quarter ended June 30, 2001, which was a very strong quarter as new orders were up 31% over the quarter ended June 30, 2000.  New orders were up 14% in our Central region, 4% in the West region, and down 10% in our Mid-Atlantic region. The decrease in orders in our Mid-Atlantic region reflects the decrease in the number of active subdivisions as compared to the same period in the prior year. Orders in our Southeast region, excluding Crossmann, were flat for the three months ended June 30, 2002 compared to the same period in the prior year.  We believe that activity in this region has temporarily leveled off after an extended period of extremely strong growth.  The Midwest region consists entirely of operations acquired as part of Crossmann.

New orders increased by 28% during the nine month period ended June 30, 2002, compared to the same period in the prior year.  Excluding Crossmann, new orders were up 11% for the nine months ended June 30, 2002, compared to the same period in the prior year.  We believe that the increase in new orders in our markets reflects a fundamentally high level of demand driven by strong demographic trends, especially in the first-time homebuyer segment of the market, combined with an extremely low level of housing inventory available in nearly all markets.  Demand was especially strong in our West and Central regions, where we have increased our presence in the first-time buyer segment and where demographic trends are very positive, fueled by immigration and a constrained housing supply.

The aggregate dollar value of homes in backlog at June 30, 2002 increased 62% from June 30, 2001, reflecting a 65% increase in the number of homes in backlog and a 1% decrease in the average price of homes in backlog, from $192,400 at June 30, 2001 to $189,700 at June 30, 2002.  The average price of homes in backlog at June 30, 2002 for Crossmann was $140,100.  Excluding Crossmann, the aggregate dollar value of homes in backlog at June 30, 2002 increased 21% from June 30, 2001, reflecting an 8% increase in the number of homes in backlog and a 12% increase in the average price of homes in backlog, from $192,400 at June 30, 2001 to $215,900 at June 30, 2002.

The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Details of revenues and certain expenses:
Revenues:
Home sales	$732,269	$440,866	$1,709,362	$1,161,042
Land and lot sales	4,105	3,528	9,629	15,476
Mortgage origination revenue	10,957	6,522	26,317	17,300
Intercompany elimination - mortgage	(3,518)	(2,091)	(8,466)	(5,646)
Total revenue	$743,813	$448,825	$1,736,842	$1,188,172

Cost of home construction and land sales:
Home sales	$597,422	$355,861	$1,392,409	$942,320
Land and lot sales	3,802	3,301	7,810	12,090
Intercompany elimination - mortgage	(3,518)	(2,091)	(8,466)	(5,646)
Total cost of home construction and land sales	$597,706	$357,071	$1,391,753	$948,764

Selling, general and administrative:
Homebuilding operations	$73,161	$47,636	$172,339	$123,082
Mortgage origination operations	6,338	3,582	14,851	9,660
Total selling, general and administrative	$79,499	$51,218	$187,190	$132,742

Certain items as a percentage of revenues:
As a percentage of total revenue:
Costs of home construction and land sales	80.4%	79.6%	80.1%	79.9%
Amortization of previously capitalized interest	1.7%	1.9%	1.7%	1.9%
Selling, general and administrative:
Homebuilding operations	9.8%	10.6%	9.9%	10.4%
Mortgage operations	0.9%	0.8%	0.9%	0.8%

As a percentage of home sales revenue:
Costs of home construction	81.6%	80.7%	81.5%	81.2%

Revenues: Revenues increased by 66% for the three months ended June 30, 2002 compared to the same period in the prior year.  Excluding Crossmann, revenues increased 29%, reflecting a 7% increase in the average sales price of homes closed and a 21% increase in the number of homes closed. Revenues increased 46% for the nine months ended June 30, 2002 compared to the same period in the prior year.  Excluding Crossmann, revenues increased 32%, reflecting a 5% increase in the average sales price of homes closed and a 26% increase in the number of homes closed.  We also experienced increases of 68% and 53% in mortgage origination revenue for the three and nine month periods ended June 30, 2002, compared to the same periods of the prior year due to increased closings.

Cost of Home Construction: The cost of home construction as a percentage of home sales increased by 90 basis points for the three month period ended June 30, 2002, compared to the same period of the prior year primarily as a result of the negative impact of purchase accounting adjustments related to the Crossmann acquisition, totaling approximately $10.8 million ($0.49 per diluted share).  The purchase accounting adjustments are included as a reduction to gross margin during the June 2002 quarter and reflect principally the write-up of homes under construction to fair value.  Additionally, our results of operations for the quarter ended June 30, 2002 include a $2.6 million ($0.12 per diluted share) charge to cost of sales to adjust for misallocations made by our division based in Fort Myers, Florida. Such misallocations resulted principally from land and home costs allocated from closed homes and communities to inventory during the period from March 1999 to March 2002.  These errors did not have a material effect on our reported operating results in any previously reported interim or annual period.  The cost of home construction as a percentage of home sales increased slightly for the nine month period ended June 30, 2002, compared to the same period of the prior year due to the reasons discussed above.

Selling, General and Administrative Expense: Our selling, general and administrative (“SG&A”) expense decreased as a percentage of total revenues for the three and nine months ended June 30, 2002, compared to the same periods of the prior year as a result of revenues from Crossmann and improved efficiency in our business resulting from profit improvement initiatives and technology investments made over the past few years.  This increased efficiency allows us to generate a higher level of revenues without a commensurate increase in our SG&A expense.

Other Income: Other income for the three and nine months ended June 30, 2002 increased from the same periods of the prior year due to two non-recurring items during the June 2002 quarter.  Other income for the three and nine months ended June 30, 2002 includes a $3.3 million gain from the sale of a portion of our equity interest in Homebuilders Financial Network, Inc., the entity providing management services to BMC.  Offsetting this gain, other income includes approximately $1.8 million of imputed interest expense for the two weeks of the quarter that we did not own Crossmann.  Other income also increased due to additional income from title operations in fiscal 2002.

Income Taxes:  Our effective income tax rate was 39.5% and 39.0% for the three month periods ended June 30, 2002 and June 30, 2001, respectively and 39.2% and 39.0% for the nine month periods ended June 30, 2002 and June 30, 2001, respectively.

Derivative Instruments and Hedging Activities: We are exposed to fluctuations in interest rates.  We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates.  We do not enter into or hold derivatives for trading or speculative purposes.  At June 30, 2002 and 2001, we had swap agreements (the “Swap Agreements”) to effectively fix the variable interest on our $100 million four-year Term Loan ($90 million at June 30, 2001).  The Swap Agreements mature in December 2004, on the same day as our $100 million four-year Term Loan. No portion of these hedges was considered ineffective for the period ended June 30, 2002.

The effect of the Swap Agreements as of June 30, 2002 and September 30, 2001 was to record an after-tax accumulated other comprehensive loss of $3.3 million and $3.5 million, respectively.  The estimated fair value of the Swap Agreements, based on current market rates, approximated $5.4 million and $5.7 million at June 30, 2002 and September 30, 2001, respectively, and is included in other liabilities.

Recent Accounting Pronouncements: In July 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS’) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill.  SFAS No. 141 also prohibits the use of the pooling-of-interest method for all business combinations initiated after June 30, 2001.

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

We early adopted SFAS No. 142 on October 1, 2001, the first day of our 2002 fiscal year.     The adoption of SFAS No. 142 has resulted in the discontinuation of amortization of goodwill previously recorded at $0.8 million annually (excluding the Crossmann acquisition in 2002).  No impairment charges were recognized from the adoption of this statement.

Net income for the three and nine month periods ended June 30, 2001 would have been $19.3 million and $51.5 million, respectively, after adding back goodwill amortization of $0.2 million and $0.5 million, respectively, expensed during the period.

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

In April 2002, SFAS No. 145 “Rescission of SFAS No. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections” was issued.  SFAS No. 145 prevents treatment as extraordinary, gains or losses on extinguishment of debt not meeting the criteria of Accounting Principles Board Opinion No. 30.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  The adoption of SFAS No. 145 will affect the classification of such amounts in the financial statements of subsequent periods and comparative prior periods.  We have not elected to early adopt the provisions of FAS No. 145 for this reporting period.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”.  SFAS No.146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF No. 94-3.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  We believe the adoption of SFAS No. 146 will not have a significant impact on our financial position or results of operations.

FINANCIAL CONDITION AND LIQUIDITY:

We fulfill our short-term cash requirements with cash generated from operations and unused funds available from our $250 million unsecured revolving credit facility (the “Credit Facility”) with a group of banks.  Available borrowings under the Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, raw land and accounts receivable.  Each of our significant subsidiaries is a guarantor under the Credit Facility.  At June 30, 2002, we had no outstanding borrowings and available borrowings of $179.2 million under the Credit Facility.

In December 2000 we entered into a $75 million four-year term loan with a group of banks (the “Term Loan”).  The Term Loan was subsequently increased to $100 million during fiscal 2001.  The Term Loan matures in December 2004 and bears interest at a fluctuating rate (3.5% at June 30, 2002) based on LIBOR.  Each of our significant subsidiaries is a guarantor under the Term Loan.  All proceeds from the Term Loan were used to pay down then outstanding borrowings under our Credit Facility.  Our Swap Agreements effectively fix the interest rate (before spread) on our Term Loan at a weighted average rate of 5.74% per annum.

At June 30, 2002, we had $650 million of outstanding senior debt ($638.8 million, net of discount), comprised of $100 million of 8 7/8% Senior Notes due in April 2008, $200 million of 8 5/8% Senior Notes due in May 2011 and $350 million of  8 3/8% Senior Notes due in April 2012 (collectively, the “Senior Notes”).  Each of our significant subsidiaries is a guarantor under the Senior Notes.

As previously discussed, on April 17, 2002, we completed our acquisition of Crossmann.  The cash portion of the merger consideration ($191.6 million) and our repayment of $125 million of Crossmann debt were funded from proceeds of our 8 3/8% Senior Notes due 2012 issued in a private placement on April 17, 2002.

The Credit Facility, Term Loan and Senior Notes all contain various operating and financial covenants, and non-compliance with such covenants would accelerate the repayment terms of each.  At June 30, 2002, we were in compliance with each of these covenants and we expect to remain in compliance with each of these covenants.  Neither the Credit Facility, Term Loan nor Senior Notes restrict distributions to Beazer Homes USA, Inc. by its subsidiaries.

We have utilized, and will continue to utilize, land options as a method of controlling and subsequently acquiring land.  At June 30, 2002, we had 39,655 lots under option.  At June 30, 2002, we had commitments with respect to option contracts with and without specific performance obligations for approximately $20.2 and $973.7 million, respectively.  We expect to exercise all of our option contracts with specific performance obligations and, subject to market conditions, substantially all of our options contracts without specific performance obligations.

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

We believe that our current borrowing capacity, together with anticipated cash flows from operations, is sufficient to meet liquidity needs for the foreseeable future.  There can be no assurance, however, that amounts available in the future from our sources of liquidity will be sufficient to meet future capital needs.  The amount and types of indebtedness that we may incur may be limited by the terms of the Indentures governing our Senior Notes and our Term Loan and Credit Facility.  We continually evaluate expansion opportunities through acquisition of established regional homebuilders and such opportunities may require us to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

OUTLOOK:

We are confident about our prospects for fiscal 2002 and optimistic about our long-term prospects.  We understand the uncertainties surrounding the economy may reduce this optimism in the future.  At this time, our increased earnings for the nine months ended June 30, 2002 and our current higher level of backlog give us strong indications of increased earnings in fiscal 2002 compared to fiscal 2001.  We believe that earnings per share for fiscal 2002 are likely to be at least $10.25, an increase of at least 25% over fiscal 2001.  Recognizing both continuing growth in our current operations as well as accretion from our Crossmann acquisition, we are establishing a target of $12.00 for EPS in fiscal 2003, up 17% from our revised target for fiscal 2002.  This EPS target is based on achieving over $3 billion in revenue in fiscal 2003.  In addition, we believe that positive demographic trends, gains in market share by larger public homebuilders and the benefits of the internet will allow us to continue to report increased earnings in fiscal 2003 and beyond.

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

PART II.  OTHER INFORMATION

Item 4.            Submission of Matters to a Vote of Security Holders

On April 16, 2002, we held our annual meeting of shareholders, at which the following matters were voted upon with the results indicated below.  All numbers reported are shares of Beazer’s common stock.

1)     A proposal to approve the issuance of the common stock, par value $.01 of Beazer Homes USA, Inc. to stockholders of Crossmann Communities, Inc. pursuant to the Agreement and Plan of Merger dated as of January 29, 2002, among Beazer Homes USA, Inc., Beazer Homes Investment Corp. and Crossmann Communities, Inc. was approved as set forth below:

For	Against	Withheld
6,302,207	16,863	5,434

2)  The shareholders elected seven members to the Board of Directors to serve until the next annual meeting.  The results of voting were as follows (based on 8,689,359 outstanding shares entitled to vote):

Election of Directors

Name	For	Against	Authority
			Withheld
Laurent Alpert	8,183,369	0	141,496
Brian C. Beazer	8,247,653	0	77,212
Thomas B. Howard, Jr.	8,260,732	0	64,133
Ian J. McCarthy	7,385,807	0	939,058
D. E. Mundell	8,260,527	0	64,338
Larry T. Solari	8,259,159	0	65,706
David S. Weiss	8,260,538	0	64,327

3)  A proposal to amend the Beazer Homes USA, Inc. Amended and Restated 1999 Stock Incentive Plan was approved as set forth below:

For	Against	Withheld
4,472,282	1,527,915	6,962

4)  A proposal to amend the Beazer Homes USA, Inc. Value Created Incentive Plan was approved as set forth below:

For	Against	Withheld
6,167,178	147,581	9,113

Item 6.    Exhibits and Reports on Form 8-K

(a)                 Exhibits:

99.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                 Reports on Form 8-K:

On April 4, 2002, we filed a Form 8-K announcing our new home orders for the month and quarter ended March 31, 2002.

On April 4, 2002, we filed an additional Form 8-K announcing our $350 million Senior Note Offering

On April 10, 2002, we filed a Form 8-K announcing we received an upgrade from Standard & Poor’s and announcing we had scheduled a conference call to discuss results for the quarter ended March 31, 2002 on April 25, 2002.

On April 15, 2002, we filed a Form 8-K announcing the base merger consideration calculation for the merger with Crossmann Communities, Inc.

On May 2, 2002, we filed a Form 8-K announcing that the merger with Crossmann Communities, Inc. had been approved by shareholders and became effective on April 17, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.

Date:	August 14, 2002	By:	/s/ David S. Weiss
		Name:	David S. Weiss
Executive Vice President and
Chief Financial Officer