Form 10-K
period 2002-09-30
BEAZER HOMES USA INC
filed 2002-12-20
CIK 915840

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:    001-12822

Beazer Homes USA, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	58-2086934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (12,122,823 shares) as of December 13, 2002, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $722,520,251. The number of shares outstanding of the registrant's Common Stock as of December 13, 2002 was 12,904,597.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K where incorporated
Portions of the registrant's 2002 Annual Report to Shareholders for the fiscal year ended September 30, 2002	II
Portions of the registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders	III

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

        Beazer Homes USA, Inc. ("Beazer" or "the Company") designs, sells and builds single family homes in the following locations within the United States:

Region/State	Market(s)/Year Entered
Southeast Region:
Florida	Jacksonville (1993), Fort Myers/Naples (1996), Tampa/St. Petersburg (1996), Treasure Coast (1995), Orlando (1997)
Georgia	Atlanta (1985)
North Carolina	Charlotte (1987), Raleigh (1992), Greensboro (1999)
South Carolina	Charleston (1987), Columbia (1993), Greenville (1998), Myrtle Beach (2002)
Tennessee/Mississippi	Nashville (1987), Memphis (2001), Northern Mississippi (2002)
West Region:
Arizona	Phoenix (1993)
California	Los Angeles County (1993), Orange County (1993), Riverside & San Bernadino Counties (1993), San Diego County (1992), Ventura County (1993), Sacramento (1993)
Colorado	Denver (2001), Fort Collins (2001)
Nevada	Las Vegas (1993)
Central Region:
Texas	Dallas (1995), Houston (1995)
Mid-Atlantic Region:
Maryland	Baltimore (1998), Metro-Washington DC (1998)
New Jersey/Pennsylvania	Central and Southern New Jersey (1998), Bucks County, PA (1998)
Virginia	Fairfax County (1998), Loudoun County (1998), Prince William County (1998)
Midwest Region:
Indiana	Indianapolis (2002), Lafayette (2002), Ft. Wayne (2002)
Kentucky	Lexington (2002)
Ohio	Columbus (2002), Cincinnati/Dayton (2002)

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

  Quality Homes for Entry-Level and First Time Move-Up Homebuyers.    We seek to maximize customer satisfaction by offering homes which incorporate quality materials, distinctive design features, convenient locations and competitive prices. We focus on entry-level and first time move-up homebuyers because we believe they represent the largest segment of the homebuilding market. During fiscal year 2002, the average sales price of our homes sold was approximately $190,800.

  Additional Products and Services for Homebuyers.    In order to maximize our profitability and provide our homebuyers with the additional products and services that they desire, we have incorporated design centers and mortgage origination operations into our business. Recognizing that homebuyers want to choose certain components of their new home, we offer limited customization through the use of design centers in most of our markets. These design centers allow the homebuyer to select certain non-structural customizations for their homes such as cabinetry, flooring, fixtures, appliances and wallcoverings. Additionally, recognizing the homebuyer's desire to simplify the financing process, we originate mortgages on behalf of our customers through Beazer Mortgage Corporation ("BMC") and Crossmann Mortgage Corp. ("CMC"). BMC and CMC originate, process and broker mortgages to third party investors. BMC and CMC generally do not retain or service the mortgages that they broker. We also provide title services to our homebuyers in many of our markets.

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

  Value Created.    We evaluate our financial performance and the financial performance of our operations using Value Created, a variation of economic profit or economic value added. Value Created measures the extent to which we exceed our cost of capital. It is calculated as earnings before interest and taxes ("EBIT"), less a charge for all of the capital employed multiplied by our estimate of our minimum weighted average cost of capital (currently 14%).

Company History

        In March 1994, we completed a concurrent initial public offering of common stock and issuance of senior notes (the "IPO"). Prior to our IPO, we were an indirect wholly-owned subsidiary of Hanson PLC ("Hanson"), a company registered in the United Kingdom. Hanson currently does not hold any investment, or ongoing interest, in us.

Markets and Product Description

        We evaluate a number of factors in determining which geographic markets to enter or in which markets to concentrate our homebuilding activities. We attempt to anticipate swings in economic and real estate conditions by evaluating such statistical information as

  •
  the historical and projected growth of the population;

  •
  the number of new jobs created or projected to be created;

  •
  the number of housing starts in previous periods;

  •
  building lot availability and price;

  •
  housing inventory;

  •
  level of competition; and

  •
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

        The following table summarizes certain operating information regarding our markets as of and for the year ended September 30, 2002 (dollars in thousands):

State	Number of Active Subdivisions	Number of Homes Closed	Average Closing Price	Units in Backlog at Year End	Dollar Value of Backlog at Year End
Arizona	19	1,211	$157.6	615	$89,375
California	26	2,059	267.2	733	216,578
Colorado	12	376	297.3	54	26,918
Florida	53	1,132	223.5	670	163,084
Georgia	16	473	172.9	149	23,202
Indiana	100	1,448	135.1	1,079	155,680
Kentucky	5	103	116.3	77	8,885
Maryland	10	348	269.0	149	47,361
Nevada	16	796	177.6	431	80,587
New Jersey/ Pennsylvania	6	277	221.2	139	40,631
North & South Carolina	90	2,103	146.5	823	113,977
Ohio	33	502	156.3	456	70,807
Tennessee/Mississippi	29	867	134.5	225	37,662
Texas	34	1,121	155.9	507	76,128
Virginia	19	787	286.4	412	142,415

Total Company	468	13,603	$190.8	6,519	$1,293,290

        Our homebuilding and marketing activities are conducted under the name of Beazer Homes in each of our markets except in Colorado (Sanford Homes), Indiana (Crossmann Communities, Trinity Homes and Deluxe Homes), Kentucky (Cutter Homes), Ohio (Crossmann Communities and Deluxe Homes) and Tennessee (Phillips Builders).

Corporate Operations

        We perform the following functions at a centralized level:

  •
  evaluate and select geographic markets;

  •
  allocate capital resources to particular markets, including with respect to land acquisitions;

  •
  maintain our relationship with lenders to regulate the flow of financial resources and develop consistent relationships with our lenders;

  •
  maintain centralized information systems; and

  •
  monitor the decentralized operations of our subsidiaries and divisions.

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

  •
  internal and external demographic and marketing studies;

  •
  suitability for development during the time period of one to five years from the beginning of the development process to the last closing;

  •
  financial review as to the feasibility of the proposed project, including projected Value Created, profit margins and returns on capital employed;

  •
  the ability to secure governmental approvals and entitlements;

  •
  environmental and legal due diligence;

  •
  competition in the area;

  •
  proximity to local traffic corridors and amenities; and

  •
  management's judgment as to the real estate market and economic trends and our experience in a particular market.

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

        The development and construction of each project are managed by our operating divisions, each of which is generally led by a president who, in turn, reports directly or indirectly to our Chief Operating Officer and our Chief Executive Officer. At the development stage, a manager (who may be assigned to several projects and reports to the president of the division) supervises development of buildable lots. In addition, a field superintendent is responsible for each project site to supervise actual construction, and each division has one or more customer service and marketing representatives assigned to projects operated by that division.

        The following table sets forth, by state, land controlled by us as of September 30, 2002:

	Lots Owned					Lots Under Contract(3)
	Undeveloped Lots(1)	Lots Under Development	Finished Lots	Homes Under Construction(2)	Total Lots Owned	Undeveloped Lots	Finished Lots	Total Lots Under Contract	Total Land Controlled
Southeast Region:
Florida	—	239	719	607	1,565	892	2,448	3,340	4,905
Georgia	—	313	68	275	656	1,075	762	1,837	2,493
North & South Carolina	734	3,033	1,222	1,329	6,318	2,261	5,457	7,718	14,036
Tennessee/Mississippi	70	931	527	386	1,914	890	973	1,863	3,777
West Region:
Arizona	—	—	1,005	392	1,397	462	1,629	2,091	3,488
California	—	580	323	888	1,791	1,368	1,120	2,488	4,279
Colorado	—	228	95	153	476	—	910	910	1,386
Nevada	798	429	652	383	2,262	259	377	636	2,898
Central Region:
Texas	—	978	1,313	533	2,824	406	1,738	2,144	4,968
Mid-Atlantic Region:
Maryland	—	188	107	170	465	731	976	1,707	2,172
New Jersey/Pennsylvania	—	157	413	77	647	673	229	902	1,549
Virginia	—	168	424	236	828	460	1,398	1,858	2,686
Midwest Region:
Indiana	1,412	4,062	1,719	2,381	9,574	7,702	3,871	11,573	21,147
Kentucky	36	461	79	161	737	—	531	531	1,268
Ohio	892	876	726	843	3,337	1,905	484	2,389	5,726

Total	3,942	12,643	9,392	8,814	34,791	19,084	22,903	41,987	76,778

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

        Under option contracts, both with and without specific performance, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance is included on our consolidated balance sheet in other liabilities at September 30, 2002. At September 30, 2002, we are committed to future amounts under option contracts with specific performance obligations that aggregated $15.1 million. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $110.9 million at September 30, 2002. This amount includes letters of credit of approximately $33.4 million. At September 30, 2002, future amounts under option contracts without specific performance obligations aggregated $1.2 billion.

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

        Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. At September 30, 2002, we had 2,796 finished homes (excluding models), of which 2,289 were sold and included in backlog at such date.

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

        We self-insure our structural warranty obligations through our wholly-owned risk retention groups, United Home Insurance Company, A Risk Retention Group ("UHIC") and Meridian Structural Insurance, Risk Retention Group Inc. We believe this results in cost savings as well as increased control over the warranty process.

        In addition, we maintain third party insurance for most construction defects which we encounter in the normal course of business. We believe that our accruals and third party insurance are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defects related claims and litigation.

Marketing and Sales

        We make extensive use of advertising and other promotional activities, including our website (www.beazer.com), newspaper advertisements, brochures, direct mail and the placement of strategically located signboards in the immediate areas of our developments.

        We normally build, decorate, furnish and landscape between one and five model homes for each project and maintain on-site sales offices. At September 30, 2002, we maintained 554 model homes, of which 448 were owned and 106 were leased from third parties pursuant to sale and leaseback agreements. We believe that model homes play a particularly important role in our marketing efforts. Consequently, we expend a significant effort in creating an attractive atmosphere at our model homes. Interior decorations are undertaken by both in-house and local third-party design specialists, and vary within our models based upon the lifestyles of targeted homebuyers. The purchase of furniture, fixtures and fittings is coordinated to ensure that manufacturers' bulk discounts are utilized to the maximum extent. Structural changes in design from the model homes are not generally permitted, but homebuyers may select various optional amenities. We also use a cross-referral program that encourages our personnel to direct customers to other Beazer subdivisions based on the customers' needs.

        We generally sell our homes through commissioned employees (who typically work from the sales offices located at the model homes used in the subdivision) as well as through independent brokers. Our personnel are available to assist prospective homebuyers by providing them with floor plans, price information and tours of model homes and in connection with the selection of options. The selection of interior features is a principal component of our marketing and sales efforts. Sales personnel are trained by us and attend periodic meetings to be updated on sales techniques, competitive products in the area, the availability of financing, construction schedules, marketing and advertising plans, which management believes result in a sales force with extensive knowledge of our operating policies and housing products. Our policy also provides that sales personnel be licensed real estate agents where required by law. We also build a number of homes for which no signed sales contract exists at the time of commencement of construction. The use of an inventory of such homes is necessary to satisfy the requirements of relocated personnel and of independent brokers, who often represent customers who require a completed home within 60 days. At September 30, 2002, excluding models, we had 1,940 homes at various stages of completion (of which 507 were completed) for which we had not received a sales contract.

        We sometimes use various sales incentives (such as landscaping and certain interior home options and upgrades) in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.

Customer Financing

        We provide customer financing through BMC and CMC. BMC and CMC provide mortgage origination services only, and generally do not retain or service the mortgages that they originate. These mortgages are generally funded by one of a network of mortgage lenders. BMC and CMC can provide qualified homebuyers numerous financing options, including a wide variety of conventional, FHA and VA financing programs. In certain situations we will seek to assist our homebuyers in obtaining financing from outside mortgage lenders and, in certain limited circumstances, we may attempt to minimize potential risks relating to the availability of customer financing by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time. Because substantially all homebuyers utilize long-term mortgage financing to purchase a home, adverse economic conditions, increases in unemployment and high mortgage interest rates may deter and eliminate a substantial number of potential homebuyers from our markets in the future.

Competition and Market Factors

        The development and sale of residential properties is highly competitive and fragmented. We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources and/or lower costs than us. We also compete for residential sales with individual resales of existing homes, available rental housing and, to a lesser extent, resales of condominiums. We believe that we compare favorably to other builders in the markets in which we operate, due primarily to:

  •
  our experience within our geographic markets and breadth of product line, which allows us to vary our regional product offerings to reflect changing market conditions;

  •
  our responsiveness to market conditions, enabling us to capitalize on the opportunities for advantageous land acquisitions in desirable locations; and

  •
  our reputation for quality design, construction and service.

        The housing industry is cyclical and is affected by consumer confidence levels and prevailing economic conditions, including interest rate levels. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

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

Bonds and Other Obligations

        We are frequently required, in connection with the development of our projects, to obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 2002, we had outstanding approximately $37.5 million and $315.1 million, of outstanding letters of credit and performance bonds, respectively, related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to outstanding letters of credit of approximately $33.4 million related to our land option contracts. We do not believe that we will be required to draw upon any such bonds or letters of credit.

Employees and Subcontractors

        At September 30, 2002, we employed 2,890 persons, of whom 460 were sales and marketing personnel, 1,131 were executive, management and administrative personnel, 1,094 were involved in construction and 205 were personnel of BMC and CMC. Although none of the our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

Item 2. Properties

        We lease approximately 21,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 370,000 square feet of office space for our subsidiaries' operations at various locations. We own approximately 18,500 square feet of manufacturing space and 6,800 square feet of office space in Nashville, Tennessee.

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

SEPARATE ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

        Unless otherwise indicated, the following executive officers have been employed by Beazer since 1994, the year of our initial public offering.

Name	Age	Position
Executive Officers
Ian J. McCarthy	49	President, Chief Executive Officer and Director
David S. Weiss	42	Executive Vice President, Chief Financial Officer and Director
Michael H. Furlow (i)	52	Executive Vice President, Chief Operating Officer
James O'Leary (ii)	39	Executive Vice President, Corporate Development
John Skelton	53	Senior Vice President, Forward Planning
C. Lowell Ball (iii)	45	Senior Vice President, General Counsel
Michael T. Rand (iv)	40	Senior Vice President, Corporate Controller

(i)
Since October 1997

(ii)
Since July 2002

(iii)
Since August 2000

(iv)
Since November 1996

Business Experience

        IAN J. McCARTHY. Mr. McCarthy is the President and Chief Executive Officer of Beazer and has served as a director of Beazer since our initial public offering of common stock (the "IPO") in March 1994. Mr. McCarthy has served as President of predecessors of Beazer since January 1991 and was responsible for all United States residential homebuilding operations in that capacity. During the period May 1981 to January 1991, Mr. McCarthy was employed in Hong Kong and Thailand becoming a director of Beazer Far East and from January 1980 to May 1981 was employed by Kier, Ltd., a company engaged in the United Kingdom construction industry which became an indirect, wholly-owned subsidiary of Beazer PLC. Mr. McCarthy is a Chartered Civil Engineer with a Bachelor of Science degree from The City University, London. Mr. McCarthy currently serves as Chairman of HomeAid America's National Advisory Board.

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

        MICHAEL H. FURLOW. Mr. Furlow joined us in October 1997 as the Executive Vice President for Operations. In this capacity the Division Presidents report to Mr. Furlow and he is responsible for the performance of those operating divisions. During the preceding 12 years, Mr. Furlow was with Pulte Home Corporation in various field and corporate roles, most recently as a Regional President. Mr. Furlow received a Bachelor of Arts degree with honors in accounting from the University of West Florida and initially worked as a Certified Public Accountant for Arthur Young & Company.

        JAMES O'LEARY. Mr. O'Leary joined us in July 2002 as the Executive Vice President, Corporate Development. Mr. O'Leary was previously with U.S. Industries, Inc. from 1995 to 2002. From 2000 to 2002, Mr. O'Leary was Chairman and CEO of LCA Group, Inc., U.S. Industries' global lighting subsidiary. He also served as Executive Vice President of U.S. Industries from 1999 to 2002, Senior Vice President and Chief Financial Officer from 1998 to 1999 and Vice President and Corporate Controller from 1995 to 1998. Mr. O'Leary held various financial and operational positions at Hanson PLC, U.S. Industries' former parent company, from 1993 to 1995 at which time U.S. Industries was spun off to Hanson's shareholders. Mr. O'Leary was with Deloitte & Touche from 1985 to 1995. Mr. O'Leary holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Business Administration degree from Pace University. Mr. O'Leary is a licensed Certified Public Accountant.

        JOHN SKELTON. Mr. Skelton has served as Senior Vice President, Operations since the IPO, was appointed Senior Vice President, Financial Planning in fiscal 1999 and appointed Senior Vice President, Forward Planning in fiscal 2003. Mr. Skelton served as Vice President and Chief Financial Officer of Beazer Homes, Inc., a subsidiary of Beazer, since 1985 and Vice President and Chief Financial Officer of Beazer Homes Holdings, Inc., a subsidiary of Beazer, since April 1993. During the period 1977 to 1985, Mr. Skelton served as Finance Director of Leech Homes, a subsidiary of Leech PLC which was acquired by Beazer PLC in 1985. After graduating with a Bachelor's degree from Durham University in the United Kingdom, he was employed by Deloitte & Touche and is a Fellow of the Institute of Chartered Accountants in England and Wales.

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

        MICHAEL T. RAND. Mr. Rand joined us in November 1996 as Vice President, Operational and Accounting Controls and was promoted to Vice President, Corporate Controller in June of 1998. Mr. Rand was promoted to Senior Vice President, Corporate Controller in October 2002. Prior to joining Beazer, Mr. Rand was with the firm KPMG Peat Marwick from 1984 to 1996, at which time he served as a Senior Audit Manager. Mr. Rand holds a Bachelors degree in Commerce from the University of Virginia and is a licensed Certified Public Accountant.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        On December 13, 2002, Beazer Homes USA, Inc. had approximately 77 shareholders of record and 12,904,597 shares of common stock outstanding.

        The following table provides information as of September 30, 2002 with respect to our shares of common stock that may be issued under our existing equity compensation plans, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Common Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,070,880	$28.37	598,758

        The remaining information required by this item is incorporated by reference to the information set forth under the captions "Quarterly Stock Price Information" and "Trading Information" located on Page 54 and 60, respectively, of our Annual Report to Shareholders for the year ended September 30, 2002.

Item 6.    Selected Financial Data

        The information required by this item is incorporated by reference from page 22 of our Annual Report to Shareholders for the year ended September 30, 2002.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item is incorporated by reference from pages 24 to 35 of our Annual Report to Shareholders for the year ended September 30, 2002.

Item 7(a).    Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item is incorporated by reference from page 34 and 35 of our Annual Report to Shareholders for the year ended September 30, 2002.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is incorporated by reference from pages 36 to 53 of our Annual Report to Shareholders for the year ended September 30, 2002.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Director information is incorporated by reference to the section entitled "Election of Directors" of our Proxy Statement for our 2003 Annual Meeting of Stockholders. Information regarding our executive officers is set forth herein under Part I as a separate item.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to the section entitled "Executive Compensation" of our Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference to the section entitled "Security Ownership of Management" of our Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

        None

Item 14.    Controls and Procedures

        Within 90 days of the filing of this report on Form 10-K, an evaluation was performed under the supervision and with the participation of Beazer's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Beazer's management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2002 to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. No significant changes in Beazer's internal controls or in other factors have occurred that could significantly affect the controls subsequent to the date of their evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1.    Financial Statements

        The Independent Auditors' Report and the following consolidated financial statements are incorporated by reference from our Annual Report to Shareholders for the fiscal year ended September 30, 2002 in Part II, Item 8 of this report:

    Consolidated Statements of Income for the years ended September 30, 2002, 2001 and 2000.

    Consolidated Balance Sheets as of September 30, 2002 and 2001.

    Consolidated Statements of Stockholders' Equity for the years ended September 30, 2002, 2001 and 2000.

    Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000.

    Notes to Consolidated Financial Statements.

        2.    Financial Statement Schedules

          None required

3.
Exhibits

Exhibit Number		Exhibit Description	Page herein or incorporate by reference from
2.1	—	Agreement and Plan of Merger among Beazer Homes USA, Inc., Beazer Homes Investment Corp., and Crossmann Communities Inc. dated as of January 29, 2002	(15)
3.1	—	Amended and Restated Certificate of Incorporation of the Company	(4)
3.2	—	Amended and Restated Bylaws of the Company	(4)
4.1	—	Indenture dated as of March 25, 1998 among the Company, its subsidiaries party thereto, and U.S. Bank Trust National Association, as trustee, relating to the Company's 8 7/8% Senior Notes due 2008	(9)
4.2	—	Form of 8 7/8% Senior Notes due 2008	(9)
4.3	—	First Supplemental Indenture (8 7/8% Notes) dated July 20, 1998	(10)
4.4	—	Indenture dated as of May 21, 2001 among the Company and U.S. Bank Trust National Association, as trustee, related to the Company's 8 5/8% Senior Notes due 2011	(14)
4.5	—	Supplemental Indenture (8 5/8% Notes) dated as of May 21, 2001 among the Company, its subsidiaries party thereto and U.S. Bank Trust National Association, as trustee	(14)
4.6	—	Form of 8 5/8% Senior Notes due 2011	(14)
4.7	—	Specimen of Common Stock Certificate	(3)
4.8*	—	Retirement Savings and Investment Plan (the "RSIP")	(2)
4.9*	—	RSIP Summary Plan Description	(2)
4.10	—	Rights Agreement, dated as of June 21, 1996, between the Company and First Chicago Trust Company of New York, as Rights Agent	(5)
4.11	—	Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company's 8 3/8% Senior Notes due 2012	(15)
4.12	—	First Supplemental Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company's 8 3/8% Senior Notes due 2012	(15)
4.13	—	Form of 8 3/8% Senior Notes due 2012	(15)
10.1*	—	Amended and Restated 1994 Stock Incentive Plan	(11)
10.2*	—	Non-Employee Director Stock Option Plan	(1)
10.3*	—	Amended and Restated 1999 Stock Incentive Plan	(16)
10.4	—	Asset Purchase Agreement dated as of October 26, 1998 between Beazer Homes Corp. and Trafalgar House Property, Inc.	(8)
10.5-7		Amended and Restated Employment Agreements dated as of March 31, 1995:

10.5*	—	Ian J. McCarthy	(6)
10.6*	—	David S. Weiss	(6)
10.7*	—	John Skelton	(6)
10.8*	—	Employment Agreement dated as of January 13, 1998—Michael H. Furlow	(9)
10.9-12		Supplemental Employment Agreements dated as of July 17, 1996:
10.9*	—	Ian J. McCarthy	(7)
10.10*	—	David S. Weiss	(7)
10.11*	—	John Skelton	(7)
10.12*	—	Employment Agreement effective as of November 7, 2000 for C. Lowell Ball	(11)
10.13*	—	Change of Control Agreement effective as of November 7, 2000 for C. Lowell Ball	(11)
10.14	—	Term Loan Agreement dated December 19, 2000 between the Company and Bank One, NA, as Agent, and Guaranty Federal Bank, F.S.B. and Wachovia Bank, NA, as Co-Agents	(12)
10.15	—	Credit Agreement dated as of September 21, 2001 between the Company and Bank One, NA, as Agent, and Comerica Bank, Guaranty Federal Bank, F.S.B., SunTrust Bank and Wachovia Bank, N.A., as Documentation Agents and AmSouth Bank and PNC Bank, NA as Co-Agents	(14)
10.16	—	Purchase Agreement for Sanford Homes of Colorado LLLP	(13)
10.17*	—	Employment Agreement effective as of July 10, 2002 for James O'Leary	Filed herewith
10.18*	—	Change of Control Agreement effective as of July 10, 2002 for James O'Leary	Filed herewith
10.19*	—	Change of Control Agreement effective as of March 1, 2001 for Michael T. Rand	Filed herewith
10.20*	—	Employment Agreement effective as of December 17, 2002 for Michael T. Rand	Filed herewith
13	—	Annual Report to Shareholders for the year ended September 30, 2002	Filed herewith
21	—	Subsidiaries of the Company	Filed herewith
23	—	Consent of Deloitte & Touche LLP, Independent Auditors	Filed herewith
99.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*
Represents a management contract or compensatory plan or arrangement"

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

(14)
Incorporated herein by reference to the exhibits to the Company's report on Form 10-K for the year ended September 30, 2001.

(15)
Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333-92470) filed on July 16, 2002.

(16)
Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8/S-3 (Registration No. 333-101142) filed on November 12, 2002.

(b)
Reports on Form 8-K

        We filed a report on Form 8-K/A on July 2, 2002 reporting under item 7 the financial statements of a business acquired and related pro forma financial information.

        We filed a report on Form 8-K on July 18, 2002 announcing the exchange of our $350 million 8 3/8% Senior Notes due 2012 previously issued in a Rule 144A offering to publicly registered Senior Notes which will have substantially identical terms. In connection with the filing, we also disclosed that in our results of operations for the quarter ended June 30, 2002, we would record an increase to cost of sales of approximately $2.6 million ($0.12 per diluted share) to adjust for misallocations made by our division based in Fort Myers, Florida.

        We filed a report on Form 8-K on July 25, 2002 announcing that we would broadcast a synchronized slide show and audio over the Internet in connection with our conference call on results for the quarter ended June 30, 2002 and announcing our results for the quarter ended June 30, 2002.

        We filed a report on Form 8-K on July 29, 2002 announcing we had appointed James O'Leary to the newly created position of Executive Vice President, Corporate Development.

        We filed a report on Form 8-K on August 7, 2002 announcing our new home orders for the month ended July 31, 2002.

        We filed a report on Form 8-K on August 8, 2002 announcing our submission to the Securities and Exchange Commission, the Statements under Oath of our Principal Executive Officer and Principal Financial Officer.

        We filed a report on Form 8-K on September 5, 2002 announcing our new home orders for the one-month and two-month periods ended August 31, 2002.

        We filed a report on Form 8-K on September 13, 2002 announcing the extension of our exchange offer for our 8 3/8% Senior Notes due 2012 until Monday, September 16, 2002.

(c)
Exhibits

        Reference is made to Item 15(a)3 above. The following is a list of exhibits, included in item 15(a)3 above, that are filed concurrently with this report.

10.17	—	Employment Agreement effective as of July 10, 2002 for James O'Leary
10.18	—	Change of Control Agreement effective as of July 10, 2002 for James O'Leary
10.19	—	Change of Control Agreement effective as of March 1, 2001 for Michael T. Rand
10.20	—	Employment Agreement effective as of December 17, 2002 for Michael T. Rand
13	—
The Company's Annual Report to Shareholders for the fiscal year ended September 30, 2002. Except as expressly incorporated by reference in this report on Form 10-K, such Annual Report is furnished only for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this report. The following portions of such Annual Report are incorporated by reference in the indicated items of this report.
		Portions of the Annual Report for the Fiscal Year Ended September 30, 2002	Item of this Report
		"Trading Information" and "Quarterly Stock Price Information"	5
		Selected Financial Data	6

		Management's Discussion and Analysis of Financial Condition and Results of Operations	7, 7(a)
		Consolidated Financial Statements	8
21	—	Subsidiaries of the Company
23	—	Consent of Deloitte & Touche LLP, Independent Auditors
99.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(d)
Financial Statement Schedules

  Reference is made to Item 15(a)2 above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beazer Homes USA, Inc.
By:	/s/ IAN J. MCCARTHY
	Name: Title: Date:	Ian J. McCarthy President and Chief Executive Officer December 20, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 20, 2002 Date	By:	/s/ BRIAN C. BEAZER Brian C. Beazer, Director and Non-Executive Chairman of the Board
December 20, 2002 Date	By:	/s/ IAN J. MCCARTHY Ian J. McCarthy, Director, President and Chief Executive Officer (Principal Executive Officer)
December 20, 2002 Date	By:	/s/ DAVID S. WEISS David S. Weiss, Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
December 20, 2002 Date	By:	/s/ LAURENT ALPERT Laurent Alpert, Director
December 20, 2002 Date	By:	/s/ THOMAS B. HOWARD Thomas B. Howard, Director
December 20, 2002 Date	By:	/s/ DAVID E. (NED) MUNDELL David E. (Ned) Mundell, Director
December 20, 2002 Date	By:	/s/ MAUREEN E. O'CONNELL Maureen E. O'Connell, Director
December 20, 2002 Date	By:	/s/ LARRY T. SOLARI Larry T. Solari, Director
December 20, 2002 Date	By:	/s/ MICHAEL T. RAND Michael T. Rand, Senior Vice President, Corporate Controller (Principal Accounting Officer)

CERTIFICATION
PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ian J. McCarthy, President and Chief Executive Officer of Beazer Homes USA, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Beazer Homes USA, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 20, 2002

/s/ IAN J. MCCARTHY Ian J. McCarthy President and Chief Executive Officer

CERTIFICATION
PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David S. Weiss, Executive Vice President and Chief Financial Officer of Beazer Homes USA, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Beazer Homes USA, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 20, 2002

/s/ David S. Weiss David S. Weiss Executive Vice President and Chief Financial Officer

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7(a). Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES