Form 10-Q
period 2002-12-31
BEAZER HOMES USA INC
filed 2003-02-14
CIK 915840

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12822

BEAZER HOMES USA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	58-2086934 (IRS Employer Identification No.)
5775 Peachtree Dunwoody Road, Suite B-200, Atlanta, Georgia (Address of principal executive offices)	30342 (Zip Code)
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

Yes ☒    No ☐

Class	Outstanding at February 14, 2003
Common Stock, $0.01 par value	12,908,597 shares

Page 1 of 25 Pages

BEAZER HOMES USA, INC.
FORM 10-Q
INDEX

Part I. Financial Information

BEAZER HOMES USA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2002	September 30, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$80,570	$124,989
Accounts receivable	42,008	54,329
Inventory	1,418,540	1,364,133
Deferred tax asset	26,967	27,099
Property, plant and equipment, net	19,510	19,096
Goodwill	251,603	251,603
Other assets	50,309	51,598

Total assets	$1,889,507	$1,892,847

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$94,050	$108,554
Other payables and accrued liabilities	218,514	245,678
Term loan	100,000	100,000
Senior notes (net of discount of $10,583 and $10,900, respectively)	639,417	639,100

Total liabilities	$1,051,981	$1,093,332

Stockholders' equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.01 per share, 30,000,000 shares authorized, 16,734,673 and 16,725,673 issued and 12,904,597 and 12,895,597 outstanding, respectively)	167	167
Paid-in capital	536,085	535,460
Retained earnings	375,524	338,604
Treasury stock (3,830,076 shares)	(63,679)	(63,679)
Unearned restricted stock	(5,914)	(6,260)
Accumulated other comprehensive loss	(4,657)	(4,777)

Total stockholders' equity	837,526	799,515

Total liabilities and stockholders' equity	$1,889,507	$1,892,847

See Notes to Consolidated Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended December 31,
	2002	2001
Total revenue	$700,160	$489,717
Costs and expenses:
Home construction and land sales	551,817	392,305
Interest	11,900	7,762
Selling, general and administrative	77,377	52,552

Operating income	59,066	37,098
Other income	1,959	854

Income before income taxes	61,025	37,952
Provision for income taxes	24,105	14,802

Net income	$36,920	$23,150

Weighted average number of shares:
Basic	12,811	8,402
Diluted	13,424	9,363
Net income per common share:
Basic	$2.88	$2.76
Diluted	$2.75	$2.47

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$36,920	$23,150
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation and amortization	2,731	1,967
Changes in operating assets and liabilities:
Decrease in accounts receivable	12,321	15,183
Increase in inventory	(54,407)	(73,772)
Decrease in trade accounts payable	(14,504)	(11,450)
Decrease in other liabilities	(26,966)	(36,808)
Changes in book overdraft	—	8,030
Other changes	415	121

Net cash used by operating activities	(43,490)	(73,579)

Cash flows from investing activities:
Capital expenditures	(2,799)	(1,616)
Investments in and distributions from unconsolidated joint ventures	1,245	(483)

Net cash used by investing activities	(1,554)	(2,099)

Cash flows from financing activities:
Change in revolving credit facility	—	34,000
Proceeds from stock option exercises	625	—

Net cash provided by financing activities	625	34,000

Decrease in cash and cash equivalents	(44,419)	(41,678)
Cash and cash equivalents at beginning of period	124,989	41,678

Cash and cash equivalents at end of period	$80,570	$—

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended December 31,
	2002	2001
Net income	$36,920	$23,150
Other comprehensive income:
Unrealized gain on interest rate swaps, net of related taxes	120	813

Comprehensive income	$37,040	$23,963

See Notes to Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

        The accompanying unaudited consolidated financial statements of Beazer Homes USA, Inc. ("Beazer") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. Certain items in prior period financial statements have been reclassified to conform to the current presentation. For further information, refer to our audited consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended September 30, 2002.

(2)  Inventory

        A summary of inventory is as follows (in thousands):

	December 31, 2002	September 30, 2002
Homes under construction	$612,376	$596,644
Development projects in progress	707,059	653,871
Unimproved land held for future development	25,806	43,829
Model homes	73,299	69,789

	$1,418,540	$1,364,133

        Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. Excluding model homes, we had 461 completed homes (valued at $75.6 million) and 507 completed homes (valued at $68.7 million) at December 31, 2002 and September 30, 2002, respectively, that were not subject to a sales contract.

        Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

        We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance requirements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance requirements is included on our consolidated balance sheet in other liabilities at December 31, 2002. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $123.1 million at December 31, 2002. This amount includes letters of credit of approximately $33.4 million.

        Below is a summary of amounts (in thousands) committed under all options at December 31, 2002:

Aggregate Purchase Price Under Options
Options with specific performance	$15,524
Options without specific performance	1,164,376

Total options	$1,179,900

(3)  Interest

        The following table sets forth certain information regarding interest:

	Three Months Ended December 31,
	2002	2001
Capitalized interest in inventory, beginning of period	$24,441	$16,271
Interest incurred and capitalized	16,582	8,143
Capitalized interest amortized to cost of sales	(11,900)	(7,762)

Capitalized interest in inventory, end of the period	$29,123	$16,652

(4)  Earnings Per Share

        Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2002	2001
Basic:
Net income applicable to common stockholders	$36,920	$23,150
Weighted average number of common shares outstanding	12,811	8,402

Basic earnings per share	$2.88	$2.76

Diluted:
Net income applicable to common stockholders	$36,920	$23,150
Weighted average number of common shares outstanding	12,811	8,402
Effect of dilutive securities:
Restricted stock	203	430
Options to acquire common stock	410	531

Diluted weighted average common shares outstanding	13,424	9,363

Diluted earnings per share	$2.75	$2.47

5)    Long Term Debt and Associated Derivatives

        At December 31, 2002, our long term debt consisted of $100 million 8 7/8% Senior Notes due in April 2008, $200 million 8 5/8% Senior Notes due in May 2011 and $350 million 8 3/8% Senior Notes due in April 2012 (collectively, the "Senior Notes") and a $100 million four-year term loan due December 2004 (the "Term Loan") which bears interest at a fluctuating rate (3.0% at December 31, 2002) based upon the corporate base rate of interest announced by our lead bank, the federal funds rate or LIBOR.

        We are exposed to fluctuations in interest rates. We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. We do not enter into or hold derivatives for trading or speculative purposes. At December 31, 2002 and 2001, we had swap agreements (the "Swap Agreements") to effectively fix the variable interest on our Term Loan. The Swap Agreements mature in December 2004, on the same day as our Term Loan matures. No portion of these hedges was considered ineffective for the period ended December 31, 2002. Our Swap Agreements effectively fix the interest rate (before spread) on our Term Loan at a weighted average rate of 5.74% per annum.

        The effect of the Swap Agreements as of December 31, 2002 and September 30, 2002 was to record an after-tax accumulated other comprehensive loss of $4.7 million and $4.8 million, respectively. The estimated fair value of the Swap Agreements, based on current market rates, approximated $7.7 million and $7.9 million at December 31, 2002 and September 30, 2002, respectively, and is included in other liabilities.

        All of our significant subsidiaries are full and unconditional guarantors of our Senior Notes and our obligations under our $250 million unsecured revolving credit facility (the "Revolving Credit Facility") and Term Loan, and are jointly and severally liable for obligations under the Senior Notes, our Revolving Credit Facility and Term Loan. Each significant subsidiary is a wholly-owned subsidiary of Beazer and Beazer has no independent assets or operations. Any subsidiaries of Beazer that are not guarantors are minor subsidiaries.

6)    Warranty Program

        We provide a limited warranty (ranging from one to two years) of workmanship and materials with each of our homes. Such warranty covers defects in plumbing, electrical, heating, cooling and ventilating systems and major structural defects. In addition, we provide a ten year warranty with each of our homes, covering major structural defects only. Since we subcontract our homebuilding work to subcontractors who provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors.

        We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and claims in progress. Warranty reserves are included in accrued expenses.

        The following schedule depicts the activity in our warranty reserves for the three months ended December 31, 2002:

Warranty liability, September 30, 2002	$25,527
Provisions	6,785
Payments	(5,620)

Warranty liability, December 31, 2002	$26,692

(7)  Recent Accounting Pronouncements

        In April 2002, Statement of Financial Accounting Standards ("SFAS") No. 145 "Rescission of SFAS No. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections" was issued. SFAS No. 145 prevents treatment as extraordinary, gains or losses on extinguishment of debt not meeting the criteria of Accounting Principles Board Opinion No. 30. We adopted SFAS No. 145 on October 1, 2002, the beginning of fiscal 2003. As a result, our 2001 consolidated income statement now reflects $1.2 million amortization of previously capitalized interest that had been classified as an extraordinary loss.

        In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)". SFAS No.146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a significant impact on our financial position or results of operations. However, SFAS No. 146 could impact the amount or timing of liabilities to be recognized in the event that we engage in exit or disposal activities in the future.

        In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We believe the adoption of the initial recognition and initial measurement provisions of FIN 45 will not have a significant impact on our financial position or results of operations. Our disclosure of guarantees is included in Note 5 and Note 6.

        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have not elected to change to the fair value based method of accounting for stock-based employee compensation. We must adopt the disclosure provisions of SFAS No. 148 in our second fiscal quarter ending March 31, 2003.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE must consolidate the VIE.

        FIN 46 is effective immediately for VIEs created after January 31, 2003. For VIEs created before January 31, 2003, FIN 46 must be applied at the beginning of the first interim or annual reporting period beginning after June 15, 2003 (our quarter ending September 30, 2003).

        FIN 46 may apply to certain of our option contracts to acquire land. We are in the process of evaluating the applicability of FIN 46 to such option contracts and cannot currently estimate the potential impact of FIN 46 to our consolidated balance sheet.

BEAZER HOMES USA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:

        Homebuilding:    We design, sell and build single-family homes in the following regions and states:

Southeast	West	Central	Mid-Atlantic	Midwest
Florida	Arizona	Texas	Maryland/Delaware	Indiana
Georgia	California		New Jersey	Kentucky
Mississippi	Colorado		Pennsylvania	Ohio
North Carolina	Nevada		Virginia
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

        Crossmann Acquisition:    On April 16, 2002, the stockholders of Beazer and Crossmann Communities, Inc. approved the merger of Crossmann into a wholly-owned subsidiary of Beazer, and the merger became effective on April 17, 2002. Crossmann builds single-family homes in Indiana—its home base—with operations in Kentucky, Mississippi, North Carolina, Ohio, South Carolina and Tennessee and was a leading regional builder in these markets prior to the merger. We have included Crossmann's operating results in our consolidated financial statements since April 1, 2002.

        Ancillary Businesses:    We have established several businesses to support our core homebuilding operations. We operate design centers in the majority of our markets. Through these design centers, homebuyers can choose non-structural upgrades and options for their new home. We also provide mortgage origination services for our homebuyers through Beazer Mortgage Corp ("BMC") and Crossmann Mortgage Corp. ("CMC") (subsequent to April 17, 2002). BMC and CMC originate, process and broker mortgages to third party investors. BMC and CMC generally do not retain or service the mortgages that they broker. We also provide title services to our homebuyers in many of our markets. We will continue to evaluate opportunities to provide other ancillary services to our homebuyers.

        Critical Accounting Policies:    Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that we believe are critical and require the use of complex judgment in their application.

Inventory Valuation

        Finished homes are stated at the lower of their carrying amount or fair value less cost to sell. Housing projects and land held for development and sale are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may be impaired. We assess these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill

        Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying amount exceeds the fair value, goodwill is considered impaired. We continually evaluate whether events and circumstances have occurred that indicate that goodwill may be impaired. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the expected future cash flows.

Homebuilding Revenues and Costs

        Revenue from the sale of a home is recognized when the closing has occurred and the risk of ownership is transferred to the buyer. All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs (based upon an allocation of such costs, including costs to complete the development or specific lot costs), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest and estimated warranty costs. Sales commissions are included in selling, general and administrative expense when the closing has occurred. All other costs are expensed as incurred.

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

RESULTS OF OPERATIONS:

        The following presents certain operating and financial data for Beazer (dollars in thousands):

	Three Months Ended December 31,
	2002		2001
	Amount	% Change	Amount
Number of new orders, net of cancellations:
Southeast region	1,015	6.5%	953
West region	939	(3.5)	973
Central region	232	0.0	232
Mid-Atlantic region	452	28.4	352
Midwest region	503	n/a	—

Total	3,141	25.1	2,510

Number of closings:
Southeast region	1,093	38.7%	788
West region	1,040	5.7	984
Central region	266	13.2	235
Mid-Atlantic region	295	(17.6)	358
Midwest region	788	n/a	—

Total	3,482	47.2	2,365

Total homebuilding revenue:
Southeast region	$187,613	42.0%	$132,104
West region	251,635	11.4	225,951
Central region	40,736	8.2	37,646
Mid-Atlantic region	97,245	12.6	86,335
Midwest region	111,541	n/a	—

Total	$688,770	42.9%	$482,036

Average sales price per home closed:
Southeast region	$171.6	2.4%	$167.6
West region	242.0	5.4	229.6
Central region	153.1	(4.4)	160.2
Mid-Atlantic region	329.6	36.7	241.2
Midwest region	141.5	n/a	n/a
Company average	197.8	(2.9)	203.8

	December 31,
	2002		2001
	Amount	% Change	Amount
Backlog units at end of period:
Southeast region	1,789	27.3%	1,405
West region	1,732	8.6	1,595
Central region	473	24.1	381
Mid-Atlantic region	857	15.7	741
Midwest region	1,327	n/a	—

Total	6,178	49.9	4,122

Aggregate sales value of homes in backlog at end of period:	$1,234,479	51.5%	$814,684

Number of active subdivisions at end of period:
Southeast region	179	34.6%	133
West region	84	3.7	81
Central region	31	(3.1)	32
Mid-Atlantic region	39	(4.9)	41
Midwest region	135	n/a	—

Total	468	63	287

        New Orders and Backlog:    New orders increased by 25% during the three month period ended December 31, 2002, compared to the same period in the prior year due primarily to the inclusion of Crossmann orders, following its acquisition in April 2002. The Midwest region consists entirely of operations acquired as part of Crossmann. The Crossmann acquisition also impacted the Southeast region, which includes Crossmann's Raleigh and Charlotte markets, both of which have been fully integrated with Beazer's operations in these markets, and Crossmann's Myrtle Beach and Memphis markets, where Beazer did not have operations prior to the acquisition. New orders were up 28% in our Mid-Atlantic region, flat in the Central region, and down 3% in our West region. The increase in orders in our Mid-Atlantic region was primarily the result of orders of affordable housing units being built through governmental programs and a generally strong housing market in that region. New orders declined in our West region principally as a result of delays in opening new subdivisions in California.

        The aggregate dollar value of homes in backlog at December 31, 2002 increased 52% from December 31, 2001, reflecting a 50% increase in the number of homes in backlog, due primarily to the inclusion of Crossmann's operations, and a 1% increase in the average price of homes in backlog, from $197,600 at December 31, 2001 to $199,800 at December 31, 2002.

        The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (in thousands):

	Three Months Ended December 31,
	2002	2001
Revenues:
Home Sales	$688,770	$482,036
Land and lot sales	2,495	2,624
Mortgage origination revenue	12,484	7,509
Intercompany elimination-mortgage	(3,589)	(2,452)

Total revenue	$700,160	$489,717

Cost of home construction and land sales:
Home sales	$553,464	$393,181
Land and lot sales	1,942	1,576
Intercompany elimination-mortgage	(3,589)	(2,452)

Total cost of home construction and land sales	$551,817	$392,305

Selling, general and administrative:
Homebuilding operations	$70,516	$48,360
Mortgage origination operations	6,861	4,192

Total selling, general and administrative	$77,377	$52,552

Certain items as a percentage of revenues:
As a percentage of total revenue:
Costs of home construction and land sales	78.8%	80.1%
Amortization of previously capitalized interest	1.7%	1.6%
Selling, general and administrative:
Homebuilding operations	10.1%	9.9%
Mortgage operations	1.0%	0.9%
As a percentage of homes sales revenue:
Costs of home construction	80.4%	81.6%

        Revenues:    Revenues increased by 43% for the three months ended December 31, 2002 compared to the same period in the prior year. A 47% increase in homes closed was offset by a 2.9% decrease in the average sales price of homes closed. Both the increase in closings and the decrease in average sales price were primarily attributable to the inclusion of Crossmann's operations in the Midwest region and the Southeast region. We also experienced an increase of 66% in mortgage origination revenue for the three month period ended December 31, 2002, compared to the same period of the prior year due to the increase in the number of closings.

        Cost of Home Construction:    The cost of home construction as a percentage of home sales decreased by 120 basis points for the three month period ended December 31, 2002, compared to the same period of the prior year primarily as a result of our ability to raise prices in most markets while labor and material costs remained stable.

        Selling, General and Administrative Expense:    Our selling, general and administrative ("SG&A") expense increased slightly as a percentage of total revenues for the three months ended December 31, 2002, compared to the same period of the prior year.

        Other Income:    Other income for the three months ended December 31, 2002 increased from the same period of the prior year due to increased joint venture income, increased interest income and increased income from our title operations.

        Income Taxes:    Our effective income tax rate was 39.5% for the three month period ended December 31, 2002 and 39.0% for the three month period ended December 31, 2001.

        Derivative Instruments and Hedging Activities:    We are exposed to fluctuations in interest rates. We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. We do not enter into or hold derivatives for trading or speculative purposes. At December 31, 2002 and 2001, we had swap agreements (the "Swap Agreements") to effectively fix the variable interest on our Term Loan. The Swap Agreements mature in December 2004, on the same day as our Term Loan. No portion of these hedges was considered ineffective for the period ended December 31, 2002. Our Swap Agreements effectively fix the interest rate (before spread) on our Term Loan at a weighted average rate of 5.74% per annum.

        The effect of the Swap Agreements as of December 31, 2002 and September 30, 2002 was to record an after-tax accumulated other comprehensive loss of $4.7 million and $4.8 million, respectively. The estimated fair value of the Swap Agreements, based on current market rates, approximated $7.7 million and $7.9 million at December 31, 2002 and September 30, 2002, respectively, and is included in other liabilities.

        Recent Accounting Pronouncements:    In April 2002, SFAS No. 145 "Rescission of SFAS No. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections" was issued. SFAS No. 145 prevents treatment as extraordinary, gains or losses on extinguishment of debt not meeting the criteria of Accounting Principles Board Opinion No. 30. We adopted SFAS No. 145 on October 1, 2002, the beginning of fiscal 2003. As a result, our 2001 consolidated income statement now reflects $1.2 million amortization of previously capitalized interest that had been classified as an extraordinary loss.

        In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)". SFAS No.146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a significant impact on our financial position or results of operations. However, SFAS No. 146 could impact the amount or timing of liabilities to be recognized in the event that we engage in exit or disposal activities in the future.

        In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We believe the adoption of the initial recognition and initial measurement provisions of FIN 45 will not have a significant impact on our financial position or results of operations. Our disclosure of guarantees is included in Note 5 and Note 6 to the financial statements.

        In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" was issued. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have not elected to change to the fair value based method of accounting for stock-based employee compensation. We must adopt the disclosure provisions of SFAS No. 148 in our second fiscal quarter ending March 31, 2003.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE must consolidate the VIE.

        FIN 46 is effective immediately for VIEs created after January 31, 2003. For VIEs created before January 31, 2003, FIN 46 must be applied at the beginning of the first interim or annual reporting period beginning after June 15, 2003 (our quarter ending September 30, 2003).

        FIN 46 may apply to certain of our option contracts to acquire land. We are in the process of evaluating the applicability of FIN 46 to such option contracts and cannot currently estimate the potential impact of FIN 46 to our consolidated balance sheet.

FINANCIAL CONDITION AND LIQUIDITY:

        We fulfill our short-term cash requirements with cash generated from operations and borrowings available from our $250 million unsecured revolving credit facility (the "Credit Facility") with a group of banks. Available borrowings under the Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, raw land and accounts receivable. Each of our significant subsidiaries is a guarantor under the Credit Facility. At December 31, 2002, we had no outstanding borrowings and available borrowings of $198.5 million under the Credit Facility.

        During fiscal 2001, we entered into a $100 million four-year term loan with a group of banks. The Term Loan matures in December 2004 and bears interest based upon the corporate base rate of interest announced by our lead bank, the federal funds rate or LIBOR (3.0% at December 31, 2002). The Term Loan contains various operating and financial covenants. Each of our significant subsidiaries is a guarantor under the Term Loan. All proceeds from the Term Loan were used to pay down then outstanding borrowings under our $250 million revolving credit facility. Our Swap Agreements effectively fix the interest rate (before spread) on our Term Loan at a weighted average rate of 5.74% per annum.

        At December 31, 2002, we had $650 million of outstanding senior debt ($639.4 million, net of discount), comprised of $100 million of 8 7/8% Senior Notes due in April 2008, $200 million of 8 5/8% Senior Notes due in May 2011 and $350 million of 8 3/8% Senior Notes due in April 2012 (collectively, the "Senior Notes"). Each of our significant subsidiaries is a guarantor under the Senior Notes.

        The Credit Facility, Term Loan and Senior Notes all contain various operating and financial covenants, and non-compliance with such covenants would accelerate the repayment terms of each. At December 31, 2002, we were in compliance with each of these covenants and we expect to remain in compliance with each of these covenants. At December 31, 2002, under the most restrictive covenants of each indenture, approximately $166.9 million of our retained earnings were available for cash dividends and for share repurchases.

        We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance requirements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance is included on our consolidated balance sheet in other liabilities at December 31, 2002. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $123.1 million at December 31, 2002. This amount includes letters of credit of approximately $33.4 million.

        Below is a summary of amounts (in thousands) committed under all options at December 31, 2002:

Aggregate Purchase Price Under Options
Options with specific performance	$15,524
Options without specific performance	1,164,376

Total options	$1,179,900

        Our long term debt and other contractual obligations (principally operating leases) are further described in notes 7, 8, 9 and 11 to our financial statements which appear in our Annual Report on Form 10-K for the year ended September 30, 2002.

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

        We believe that our cash on hand and current borrowing capacity, together with anticipated cash flows from operations, is sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from our sources of liquidity will be sufficient to meet future capital needs. The amount and types of indebtedness that we may incur may be limited by the terms of the Indentures governing our Senior Notes and our Term Loan and Credit Facility. We continually evaluate expansion opportunities through acquisition of established regional homebuilders and such opportunities may require us to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

OUTLOOK:

        We are optimistic about our prospects for increased earnings in fiscal 2003 and about our long-term prospects. We understand the uncertainties surrounding the economy may reduce this optimism in the future. At this time, our increased earnings for the three months ended December 31, 2002 and our current higher level of backlog give us strong indications of increased earnings in fiscal 2003 compared to fiscal 2002. We currently target achieving earnings per share for fiscal 2003 of $12.25, an increase of 14% over fiscal 2002. In addition, we believe that strong population growth fueled by immigration, land constraints limiting housing inventory and a dramatically consolidating industry will allow us to continue to report increased earnings in fiscal 2004 and beyond.

        Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include, among others, statements concerning our outlook for future quarters including projected earnings per share for fiscal 2003, overall and market specific volume trends, pricing trends and forces in the industry, cost reduction strategies and their results, our expectations as to funding our capital expenditures and operations during 2003, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements. The most significant factors that could cause actual results to differ materially from those expressed in the forward-looking statements include, but are not limited to, the following:

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

  •
  Delays in land development or home construction resulting from adverse weather conditions,

  •
  Potential delays or increased costs in obtaining necessary permits as a result of changes to laws, regulations or governmental policies,

  •
  Changes in accounting policies, standards, guidelines or principles, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board,

  •
  Other factors over which we have little or no control.

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

Item 4: Controls and Procedures

        Within the 90 days prior to the filing of this report on Form 10-Q, an evaluation was performed under the supervision and with the participation of Beazer's management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Beazer's management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. No significant changes in Beazer's internal controls or in other factors have occurred that could significantly affect the controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        On February 11, 2003, we held our annual meeting of shareholders, at which the following matters were voted upon with the results indicated below. All numbers reported are shares of Beazer's common stock.

        1)    The shareholders elected eight members to the Board of Directors to serve until the next annual meeting. The results of voting were as follows (based on 12,904,597 outstanding shares entitled to vote):

  Election of Directors

Name	For	Against	Authority Withheld
Laurent Alpert	11,544,599	0	289,225
Brian C. Beazer	11,713,250	0	120,574
Ian J. McCarthy	11,713,250	0	120,574
David E. Mundell	11,544,599	0	289,225
Maureen E. O'Connell	11,544,552	0	289,272
Larry T. Solari	11,713,250	0	120,574
David S. Weiss	11,713,250	0	120,574
Stephen P. Zelnak, Jr.	11,713,250	0	120,574

        2)    A proposal to approve the Beazer Homes USA, Inc. Amended and Restated Value Created Incentive Plan was approved as set forth below:

For	Against	Withheld
11,471,655	332,959	29,210

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

99.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K:

    We did not file any Reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.
Date:	February 14, 2003	By:	/s/ DAVID S. WEISS
		Name:	David S. Weiss Executive Vice President and Chief Financial Officer

CERTIFICATION
PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Ian J. McCarthy, President and Chief Executive Officer of Beazer Homes USA, Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Beazer Homes USA, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
/s/ IAN J. MCCARTHY
Ian J. McCarthy President and Chief Executive Officer

CERTIFICATION
PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, David S. Weiss, Executive Vice President and Chief Financial Officer of Beazer Homes USA, Inc., certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Beazer Homes USA, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
/s/ DAVID S. WEISS David S. Weiss Executive Vice President and Chief Financial Officer

QuickLinks

BEAZER HOMES USA, INC. FORM 10-Q INDEX
  Part I. Financial Information
BEAZER HOMES USA, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
BEAZER HOMES USA, INC. UNAUDITED CONDENSED CONSOLIATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
BEAZER HOMES USA, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
BEAZER HOMES USA, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)
BEAZER HOMES USA, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3: Quantitative and Qualitative Disclosures About Market Risk
  Item 4: Controls and Procedures
  PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
CERTIFICATION PURSUANT TO 17 CFR 240.13a-14 PROMULGATED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 17 CFR 240.13a-14 PROMULGATED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002