Form 10-Q
period 2003-03-31
BEAZER HOMES USA INC
filed 2003-05-15
CIK 915840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Class	Outstanding at May 15, 2003

Common Stock, $0.01 par value	13,084,352 shares

BEAZER HOMES USA, INC.

FORM 10-Q

Part I. Financial Information

BEAZER HOMES USA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2003	September 30, 2002

	(unaudited)
ASSETS
Cash and cash equivalents	$18,818	$124,989
Accounts receivable	49,136	54,329
Inventory	1,541,815	1,364,133
Deferred tax asset	26,789	27,099
Property, plant and equipment, net	18,922	19,096
Goodwill	251,603	251,603
Other assets	46,351	51,598
Total assets	$1,953,434	$1,892,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$101,591	$108,554
Other payables and accrued liabilities	241,150	245,678
Term loan	100,000	100,000
Senior notes (net of discount of $10,265 and $10,900, respectively)	639,735	639,100
Total liabilities	1,082,476	1,093,332

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.01 per share, 30,000,000 shares authorized, 17,005,009 and 16,725,673 issued and 13,046,933 and 12,895,597 outstanding, respectively)	170	167
Paid-in capital	549,379	535,460
Retained earnings	413,496	338,604
Treasury stock (3,958,076 and 3,830,076 shares)	(70,604)	(63,679)
Unearned restricted stock	(17,099)	(6,260)
Accumulated other comprehensive loss	(4,384)	(4,777)
Total stockholders’ equity	870,958	799,515
Total liabilities and stockholders’ equity	$1,953,434	$1,892,847

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Total revenue	$665,567	$503,312	$1,365,727	$993,029
Costs and expenses:
Home construction and land sales	515,533	401,742	1,067,350	794,047
Interest	12,200	8,176	24,100	15,938
Selling, general and administrative	76,347	55,139	153,724	107,691
Operating income	61,487	38,255	120,553	75,353
Other income, net	1,277	1,378	3,236	2,232
Income before income taxes	62,764	39,633	123,789	77,585
Provision for income taxes	24,792	15,456	48,897	30,258
Net income	$37,972	$24,177	$74,892	$47,327

Weighted average number of shares:
Basic	12,815	8,524	12,813	8,464
Diluted	13,403	9,459	13,403	9,419

Net income per common share:
Basic	$2.96	$2.84	$5.85	$5.59
Diluted	2.83	2.56	5.59	5.02

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended March 31,

	2003	2002
Cash flows from operating activities:
Net income	$74,892	$47,327
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	5,684	3,837
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,193	15,414
Increase in inventory	(177,682)	(79,094)
Decrease in trade accounts payable	(6,963)	(13,374)
Decrease in other liabilities	(3,879)	(25,424)
Changes in book overdraft	—	12,111
Other changes	70	1,829
Net cash used in operating activities	(102,685)	(37,374)

Cash flows from investing activities:
Capital expenditures	(4,157)	(3,831)
Investments in and distributions from unconsolidated joint ventures	903	(858)
Proceeds from sale of interests in joint ventures	5,062	—
Net cash provided by (used in) investing activities	1,808	(4,689)

Cash flows from financing activities:
Proceeds from stock option exercises	1,631	2,554
Common share repurchases	(6,925)	(2,169)
Net cash (used in) provided by financing activities	(5,294)	385

Decrease in cash and cash equivalents	(106,171)	(41,678)
Cash and cash equivalents at beginning of period	124,989	41,678
Cash and cash equivalents at end of period	$18,818	$—

See Notes to Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Net income	$37,972	$24,177	74,892	$47,327

Other comprehensive income:
Gain on cash flow hedges, net of related taxes	273	645	393	1,458

Comprehensive income	$38,245	$24,822	$75,285	$48,785

See Notes to Consolidated Financial Statements.

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

(2) Inventory

A summary of inventory is as follows (in thousands):

	March 31, 2003	September 30, 2002
Homes under construction	$641,465	$596,644
Development projects in progress	792,164	653,871
Unimproved land held for future development	25,359	43,829
Model homes	82,827	69,789
	$1,541,815	$1,364,133

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction.  Excluding model homes, we had 381 completed homes (valued at $57.6 million) and 507 completed homes (valued at $68.7 million) at March 31, 2003 and September 30, 2002, respectively, that were not subject to a sales contract.

Development projects in progress consist principally of land and land improvement costs.  Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

We acquire certain lots by means of option contracts.  Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance requirements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Our obligation with respect to options with specific performance requirements is included on our consolidated balance sheets in other liabilities.  Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $139.4 million at March 31, 2003.  This amount includes letters of credit of approximately $44.5 million.

Below is a summary of amounts (in thousands) committed under all options at March 31, 2003:

Aggregate Purchase Price Under Options

Options with specific performance	$12,925
Options without specific performance	1,264,771
Total options	$1,277,696

(3) Interest

The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Capitalized interest in inventory, beginning of period	$29,123	$16,652	$24,441	$16,271
Interest incurred and capitalized	16,916	9,646	33,498	17,789
Capitalized interest amortized to cost of sales	(12,200)	(8,176)	(24,100)	(15,938)

Capitalized interest in inventory, end of period	$33,839	$18,122	$33,839	$18,122

(4) Earnings Per Share

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002

Basic:
Net income	$37,972	$24,177	$74,892	$47,327
Weighted average number of common shares outstanding	12,815	8,524	12,813	8,464
Basic earnings per share	$2.96	$2.84	$5.85	$5.59

Diluted:
Net income	$37,972	$24,177	$74,892	$47,327
Weighted average number of common shares outstanding	12,815	8,524	12,813	8,464
Effect of dilutive securities:
Restricted stock	204	349	193	390
Options to acquire common stock	384	586	397	565
Diluted weighted average common shares outstanding	13,403	9,459	13,403	9,419
Diluted earnings per share	$2.83	$2.56	$5.59	$5.02

5) Long Term Debt and Associated Derivatives

At March 31, 2003, our long term debt consisted of $100 million 8 7/8% Senior Notes due in April 2008, $200 million 8 5/8% Senior Notes due in May 2011 and $350 million 8 3/8% Senior Notes due in April 2012 (collectively, the “Senior Notes”) and a $100 million four-year term loan due December 2004 (the “Term Loan”) which bears interest at a fluctuating rate (2.9% at March 31, 2003) based upon the corporate base rate of interest announced by our lead bank, the federal funds rate or LIBOR.

We are exposed to fluctuations in interest rates.  We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates.  We do not enter into or hold derivatives for trading or speculative purposes.  At March 31, 2003 and 2002, we had swap agreements (the “Swap Agreements”) to effectively fix the variable interest on our Term Loan.  The Swap Agreements mature in December 2004, on the same day as our Term Loan matures.   No portion of these hedges was considered ineffective for the period ended March 31, 2003.  Our Swap Agreements effectively fix the interest rate (before spread) on our Term Loan at a weighted average rate of 5.74% per annum.

The effect of the Swap Agreements as of March 31, 2003 and September 30, 2002 was to record an after-tax accumulated other comprehensive loss of $4.4 million and $4.8 million, respectively.  The estimated fair value of the Swap Agreements, based on current market rates, approximated $7.2 million and $7.9 million at March 31, 2003 and September 30, 2002, respectively, and is included in other liabilities.

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

6) Warranty Program

We provide a limited warranty (ranging from one to two years) of workmanship and materials with each of our homes.  Such warranty covers defects in plumbing, electrical, heating, cooling and ventilating systems and major structural defects.  In addition, we provide a ten year warranty with each of our homes, covering major structural defects only.  Since we subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors.

We record reserves covering our anticipated warranty expense for each home closed.  Management reviews the adequacy of warranty reserves each reporting period based on historical experience and claims in progress.  Warranty reserves are included in accrued expenses.

Changes in our warranty reserves during the period are as follows (in thousands):

Warranty liability, September 30, 2002	$25,527
Provisions	13,641
Payments	(11,329)
Warranty liability, March 31, 2003	$27,839

(7) Common Stock Repurchase Plan

In February 2003 our Board of Directors approved a stock repurchase plan authorizing the purchase of up to one million shares of our outstanding common stock.  During the quarter ended March 31, 2003, we repurchased 128,000 shares for an aggregate purchase price of $6.9 million or approximately $54 per share.

(8)  Stock-Based Compensation

We account for stock option grants under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation expense is recognized because all stock options granted have exercise prices not less than the market value of our stock on the date of the grant. Restricted stock grants are valued based on the market price of the common stock on the date of the grant. Unearned compensation arising from the restricted stock grants is amortized to expense using the straight-line method over the period of the restrictions. Unearned restricted stock is shown as a reduction of stockholders’ equity in the condensed consolidated balance sheets.

The following table illustrates the effect (in thousands, except per share amounts) on net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (unaudited):

	3 Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002

Net income, as reported	$37,972	$24,177	$74,892	$47,327
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	609	123	819	245
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,397)	(411)	(2,318)	(808)

Pro forma net income	$37,184	$23,889	$73,393	$46,764

Earnings per share:
Basic - as reported	$2.96	$2.84	$5.85	$5.59
Basic - pro forma	$2.90	$2.80	$5.73	$5.53

Diluted - as reported	$2.83	$2.56	$5.59	$5.02
Diluted - pro forma	$2.77	$2.53	$5.48	$4.96

On February 11, 2003, we issued 215,642 shares of restricted stock to certain employees pursuant to the Company’s 1999 Stock Incentive Plan.  These shares vest unconditionally on September 30, 2005 or earlier in case of retirement.  The shares are forfeitable upon termination.

(9) Recent Accounting Pronouncements

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

We adopted SFAS No. 146 effective January 31, 2003.  The adoption of SFAS No. 146 had no impact on our financial position or results of operations.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements.  The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties. We adopted the initial recognition and initial measurement provisions of FIN 45 effective January 1, 2003.  The adoption of the initial recognition and initial measurement provisions of FIN 45 had no impact on our financial position or results of operations.  Our disclosure of guarantees is included in Note 5 and Note 6.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We have not elected to change to the fair value based method of accounting for stock-based employee compensation.  The disclosures required by SFAS No. 148 are included in Note 8.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  A Variable Interest Entity (“VIE”) is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest.  Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE must consolidate the VIE.

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

Maryland / Delaware

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

Crossmann Acquisition: On April 16, 2002, the stockholders of Beazer and Crossmann Communities, Inc. approved the merger of Crossmann into a wholly-owned subsidiary of Beazer, and the merger became effective on April 17, 2002.  Crossmann builds single-family homes in Indiana - its home base - with operations in Kentucky, Mississippi, North Carolina, Ohio, South Carolina and Tennessee and was a leading regional builder in these markets prior to the merger.  We have included Crossmann’s operating results in our consolidated financial statements since April 1, 2002.

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

Inventory Valuation

Finished homes are stated at the lower of their carrying amount or fair value less cost to sell.  Housing projects and land held for development and sale are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may be impaired.  We assess these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.   SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors.  If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

RESULTS OF OPERATIONS:

The following presents certain operating and financial data for Beazer (dollars in thousands):

	Three Months Ended March 31,			Six Months Ended March 31,
	2003		2002	2003		2002
	Amount	% Change	Amount	Amount	% Change	Amount
Number of new orders, net of cancellations:
Southeast region	1,628	48.3%	1,098	2,643	28.9%	2,051
West region	1,277	0.3	1,273	2,216	(1.3)	2,246
Central region	296	(17.3)	358	528	(10.5)	590
Mid-Atlantic region	496	20.1	413	948	23.9	765
Midwest region	882	N/A	—	1,385	N/A	—
Total	4,579	45.7	3,142	7,720	36.6	5,652

Number of closings:
Southeast region	1,093	52.2%	718	2,186	45.2%	1,506
West region	1,095	1.3	1,081	2,135	3.4	2,065
Central region	272	5.8	257	538	9.3	492
Mid-Atlantic region	233	(39.2)	383	528	(28.7)	741
Midwest region	604	N/A	—	1,392	N/A	—
Total	3,297	35.2	2,439	6,779	41.1	4,804

Total homebuilding revenue:
Southeast region	$189,601	49.4%	$126,928	$377,213	45.6%	$259,032
West region	260,363	10.4	235,801	511,999	10.9	461,752
Central region	41,332	(0.1)	41,374	82,068	3.9	79,020
Mid-Atlantic region	77,527	(14.8)	90,954	174,772	(1.4)	177,289
Midwest region	86,791	N/A	—	198,332	N/A	—
Total	$655,614	32.4	$495,057	$1,344,384	37.6	$977,093

Average sales price per home closed:
Southeast region	$173.5	(1.9)%	$176.8	$172.6	0.3%	$172.0
West region	237.8	9.0	218.1	239.8	7.2	223.6
Central region	152.0	(5.6)	161.0	152.5	(5.0)	160.6
Mid-Atlantic region	332.7	40.1	237.5	331.0	38.3	239.3
Midwest region	143.7	N/A	—	142.5	N/A	—
Company average	198.9	(2.0)	203.0	198.3	(2.5)	203.4

	March 31,
	2003		2002
	Amount	% Change	Amount

Backlog units at end of period:
Southeast region	2,324	30.2%	1,785
West region	1,914	7.1	1,787
Central region	497	3.1	482
Mid-Atlantic region	1,120	45.3	771
Midwest region	1,605	N/A	—
Total	7,460	54.6	4,825

Aggregate sales value of homes in backlog at end of period:	$1,485,401	46.5%	$1,013,648

Number of active subdivisions at end of period:
Southeast region	186	26.5%	147
West region	89	17.1	76
Central region	33	13.8	29
Mid-Atlantic region	39	2.6	38
Midwest region	131	N/A	—
Total	478	64.8	290

New Orders and Backlog: New orders increased by 46% during the three month period ended March 31, 2003, compared to the same period in the prior year due primarily to the inclusion of Crossmann orders, following its acquisition in April 2002.  On a pro forma basis, new orders for the quarter ended March 31, 2002, including Crossmann’s orders, would have been 4,717.  The Midwest region consists entirely of operations acquired as part of Crossmann.  The Crossmann acquisition also impacted the Southeast region, which includes Crossmann’s Raleigh and Charlotte markets, both of which have been fully integrated with Beazer’s operations in these markets, and Crossmann’s Myrtle Beach and Memphis markets, where Beazer did not have operations prior to the acquisition.  New orders were up 20% in our Mid-Atlantic region, down 17% in the Central region, and flat in our West region. The increase in orders in our Mid-Atlantic region was primarily the result of orders of affordable housing units being built through governmental programs and a generally strong housing market in that region.  New orders declined in our Central region principally as a result of fewer communities in the first-time buyer segment, which contributed significantly to strong orders in the prior year.

New orders increased by 37% during the six month period ended March 31, 2003, compared to the same period in the prior year due primarily to the inclusion of Crossmann orders.  On a pro forma basis, new orders for the six months ended March 31, 2002, including Crossmann’s orders, would have been 8,005.  New orders were up 24% in our Mid-Atlantic region, down 11% in the Central region, and flat in our West region. The increase in orders in our Mid-Atlantic region was primarily the result of orders of affordable housing units being built through governmental programs and a generally strong housing market in that region.  New orders declined in our Central region principally as a result of fewer communities in the first-time buyer segment, which contributed significantly to strong orders in the prior year.

The aggregate dollar value of homes in backlog at March 31, 2003 increased 47% from March 31, 2002, reflecting a 55% increase in the number of homes in backlog, due primarily to the inclusion of Crossmann’s operations.  The increase in the number of homes in backlog was somewhat offset by a 5% decrease in the average price of homes in backlog, from $210,100 at March 31, 2002 to $199,100 at March 31, 2003.  The decrease in average price of homes in backlog is due primarily to the inclusion of Crossmann’s operations, which have a lower sales price relative to our other operations.

The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Details of revenues and certain expenses:
Revenues:
Home sales	$655,614	$495,057	$1,344,384	$977,093
Land and lot sales	842	2,900	3,337	5,524
Mortgage origination revenue	12,926	7,851	25,410	15,360
Intercompany elimination - mortgage	(3,815)	(2,496)	(7,404)	(4,948)
Total revenue	$665,567	$503,312	$1,365,727	$993,029

Cost of home construction and land sales:
Home sales	$518,641	$401,806	$1,072,105	$794,987
Land and lot sales	707	2,432	2,649	4,008
Intercompany elimination - mortgage	(3,815)	(2,496)	(7,404)	(4,948)
Total cost of home construction and land sales	$515,533	$401,742	$1,067,350	$794,047

Selling, general and administrative:
Homebuilding operations	$69,330	$50,818	$139,846	$99,178
Mortgage origination operations	7,017	4,321	13,878	8,513
Total selling, general and administrative	$76,347	$55,139	$153,724	$107,691

Certain items as a percentage of revenues:
As a percentage of total revenue:
Costs of home construction and land sales	77.5%	79.8%	78.2%	80.0%
Amortization of previously capitalized interest	1.8%	1.6%	1.8%	1.6%
Selling, general and administrative:
Homebuilding operations	10.4%	10.1%	10.2%	10.0%
Mortgage operations	1.1%	0.9%	1.0%	0.9%

As a percentage of home sales revenue:
Costs of home construction	79.1%	81.2%	79.7%	81.4%

Revenues: Revenues increased by 32% for the three months ended March 31, 2003 compared to the same period in the prior year.  A 35% increase in homes closed was offset by a 2% decrease in the average sales price of homes closed.  Both the increase in closings and the decrease in average sales price were  primarily attributable to the inclusion of Crossmann’s operations in the Midwest region and the Southeast region.  We also experienced an increase of 65% in mortgage origination revenue for the three month period ended March 31, 2003, compared to the same period of the prior year due to the increase in the number of closings.

Revenues increased by 38% for the six months ended March 31, 2003 compared to the same period in the prior year.  A 41% increase in homes closed was offset by a 2.5% decrease in the average sales price of homes closed. Both the increase in closings and the decrease in average sales price were primarily attributable to the inclusion of Crossmann’s operations in the Midwest region and the Southeast region.  We also experienced an increase of 65% in mortgage origination revenue for the six month period ended March 31, 2003, compared to the same period of the prior year due to the increase in the number of closings.

Cost of Home Construction: The cost of home construction as a percentage of home sales decreased by 210 basis points for the three month period ended March 31, 2003, compared to the same period of the prior year primarily as a result of our ability to raise prices in most markets while labor and material costs remained stable, as well as a higher percentage of revenues from California, where margins are high relative to other markets.

The cost of home construction as a percentage of home sales decreased by 170 basis points for the six month period ended March 31, 2003, compared to the same period of the prior year primarily as a result of our ability to raise prices in most markets while labor and material costs remained stable.

Selling, General and Administrative Expense: Our selling, general and administrative (“SG&A”) expense increased slightly as a percentage of total revenues for the three and six months ended March 31, 2003, compared to the same periods of the prior year.

Other Income: Other income for the three months ended March 31, 2003 decreased from the same period of the prior year due to a significant reduction in joint venture income, offset in part by the write-off of an investment during the three month period ended March 31, 2002.

Other income for the six months ended March 31, 2003 increased from the same period of the prior year due to increased interest income, increased income from our title operations and the write-off of an investment during the three month period ended March 31, 2002.

Income Taxes:  Our effective income tax rate was 39.5% for the three and six month period ended March 31, 2003 and 39.0% for the three and six month period ended March 31, 2002.

Derivative Instruments and Hedging Activities:   We are exposed to fluctuations in interest rates.  We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates.  We do not enter into or hold derivatives for trading or speculative purposes.  At March 31, 2003 and 2002, we had swap agreements (the “Swap Agreements”) to effectively fix the variable interest on our Term Loan.  The Swap Agreements mature in December 2004, on the same day as our Term Loan.   No portion of these hedges was considered ineffective for the period ended March 31, 2003.  Our Swap Agreements effectively fix the interest rate (before spread) on our Term Loan at a weighted average rate of 5.74% per annum.

The effect of the Swap Agreements as of March 31, 2003 and September 30, 2002 was to record an after-tax accumulated other comprehensive loss of $4.4 million and $4.8 million, respectively.  The estimated fair value of the Swap Agreements, based on current market rates, approximated $7.2 million and $7.9 million at March 31, 2003 and September 30, 2002, respectively, and is included in other liabilities.

Recent Accounting Pronouncements:  In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”.  SFAS No.146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF No. 94-3.  We adopted SFAS No. 146 effective January 31, 2003.  The adoption of SFAS No. 146 had no impact on our financial position or results of operations.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties. We adopted the initial recognition and initial measurement provisions of FIN 45 effective January 1, 2003.  The adoption of the initial recognition and initial measurement provisions of FIN 45 had no impact on our financial position or results of operations.  Our disclosure of guarantees is included in Note 5 and Note 6 to the financial statements.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” was issued.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We have not elected to change to the fair value based method of accounting for stock-based employee compensation.  The disclosures required by SFAS No. 148 are included in Note 8 to the financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  A Variable Interest Entity (“VIE”) is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest.  Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE must consolidate the VIE.

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

FINANCIAL CONDITION AND LIQUIDITY:

We fulfill our short-term cash requirements with cash generated from operations and borrowings available from our $250 million unsecured revolving credit facility (the “Credit Facility”) with a group of banks.  Available borrowings under the Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, raw land and accounts receivable.  Each of our significant subsidiaries is a guarantor under the Credit Facility.  At March 31, 2003, we had no outstanding borrowings and available borrowings of $250 million under the Credit Facility.

During fiscal 2001, we entered into a $100 million four-year term loan with a group of banks.  The Term Loan matures in December 2004 and bears interest (2.9% at March 31, 2003) based upon the corporate base rate of interest announced by our lead bank, the federal funds rate or LIBOR.  The Term Loan contains various operating and financial covenants.  Each of our significant subsidiaries is a guarantor under the Term Loan.  All proceeds from the Term Loan were used to pay down then outstanding borrowings under our $250 million revolving credit facility.  Our Swap Agreements effectively fix the interest rate (before spread) on our Term Loan at a weighted average rate of 5.74% per annum.

At March 31, 2003, we had $650 million of outstanding senior debt ($639.7 million, net of discount), comprised of $100 million of 8 7/8% Senior Notes due in April 2008, $200 million of 8 5/8% Senior Notes due in May 2011 and $350 million of  8 3/8% Senior Notes due in April 2012 (collectively, the “Senior Notes”).  Each of our significant subsidiaries is a guarantor under the Senior Notes.

The Credit Facility, Term Loan and Senior Notes all contain various operating and financial covenants, and non-compliance with such covenants would accelerate the repayment terms of each.   At March 31, 2003, we were in compliance with each of these covenants and we expect to remain in compliance with each of these covenants.  At March 31, 2003, under the most restrictive covenants of each indenture, approximately $183.7 million of our retained earnings were available for cash dividends and for share repurchases.

We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance requirements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Our obligation with respect to options with specific performance is included on our consolidated balance sheet in other liabilities at March 31, 2003.  Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $139.4 million at March 31, 2003.  This amount includes letters of credit of approximately $44.5 million.

Below is a summary of amounts (in thousands) committed under all options at March 31, 2003:

Aggregate Purchase Price Under Options
Options with specific performance	$12,925
Options without specific performance	1,264,771
Total options	$1,277,696

Our long term debt and other contractual obligations (principally operating leases) are further described in notes 7, 8, 9 and 11 to our consolidated financial statements which appear in our Annual Report on Form 10-K for the year ended September 30, 2002.

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

In February, 2003 our Board of Directors approved a stock repurchase plan authorizing the purchase of up to one million shares of our outstanding common stock.  During the quarter ended March 31, 2003, we repurchased 128,000 shares for an aggregate purchase price of $6.9 million or approximately $54 per share.

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

OUTLOOK:

We are optimistic about our prospects for increased earnings in fiscal 2003 and about our long-term prospects.  We understand the uncertainties surrounding the economy may reduce this optimism in the future.  At this time, our increased earnings for the three and six months ended March 31, 2003 and our current higher level of backlog give us strong indications of increased earnings in fiscal 2003 compared to fiscal 2002.  We currently target achieving earnings per share for fiscal 2003 of $12.25, an increase of 14% over fiscal 2002.   In

addition, we believe that strong population growth fueled by immigration, land constraints limiting housing inventory and a dramatically consolidating industry will allow us to continue to report increased earnings in fiscal 2004 and beyond.

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

Item 4: Controls and Procedures

Within the 90 days prior to the filing of this report on Form 10-Q, an evaluation was performed under the supervision and with the participation of Beazer’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, Beazer’s management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.  No significant changes in Beazer’s internal controls or in other factors have occurred that could significantly affect the controls subsequent to the date of their evaluation.

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

1) The shareholders elected eight members to the Board of Directors to serve until the next annual meeting.  The results of voting were as follows (based on 12,904,597 outstanding shares entitled to vote):

Election of Directors

Name	For	Against	Authority Withheld
Laurent Alpert	11,544,599	0	289,225
Brian C. Beazer	11,713,250	0	120,574
Ian J. McCarthy	11,713,250	0	120,574
David E. Mundell	11,544,599	0	289,225
Maureen E. O’Connell	11,544,552	0	289,272
Larry T. Solari	11,713,250	0	120,574
David S. Weiss	11,713,250	0	120,574
Stephen P. Zelnak, Jr.	11,713,250	0	120,574

2) A proposal to approve the Beazer Homes USA, Inc. Amended and Restated Value Created Incentive Plan was approved as set forth below:

For	Against	Withheld
11,471,655	332,959	29,210

Item 6.                                                             Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

99.1*  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*            Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of  Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)                                 Reports on Form 8-K:

On February 14, 2003, we filed a Form 8-K announcing under Item 5 that our Board of Directors has authorized a stock repurchase program of up to one million shares of our common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.

Date:	May 15, 2003	By:	/s/ David S. Weiss
		Name:	David S. Weiss
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ David S. Weiss
David S. Weiss
Executive Vice President and Chief Financial Officer