Form 10-Q
period 2003-06-30
BEAZER HOMES USA INC
filed 2003-08-12
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12822

BEAZER HOMES USA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	58-2086934
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

1000 Abernathy Road, Suite 1200, Atlanta, Georgia 30328
(Address of principal executive offices) (Zip Code)

(770) 829-3700
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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Class	Outstanding at August 12, 2003

Common Stock, $0.01 par value	13,309,773 shares

BEAZER HOMES USA, INC.

FORM 10-Q

Part I. Financial Information

BEAZER HOMES USA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2003	September 30, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$15,356	$124,989
Accounts receivable	17,557	54,329
Inventory
Owned inventory	1,625,819	1,364,133
Consolidated inventory not owned	28,537	—
Total inventory	1,654,356	1,364,133
Deferred tax asset	26,689	27,099
Property, plant and equipment, net	19,723	19,096
Goodwill	251,603	251,603
Other assets	55,489	51,598
Total assets	$2,040,773	$1,892,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$106,713	$108,554
Other payables and accrued liabilities	243,670	245,678
Obligations related to consolidated inventory not owned	23,320	—
Term loan	200,000	100,000
Senior notes (net of discount of $8,896 and $10,900, respectively)	541,104	639,100
Total liabilities	1,114,807	1,093,332

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.01 per share, 30,000,000 shares authorized, 17,267,849 and 16,725,673 issued and 13,309,773 and 12,895,597 outstanding, respectively)	173	167
Paid-in capital	562,043	535,460
Retained earnings	454,185	338,604
Treasury stock (3,958,076 and 3,830,076 shares)	(70,604)	(63,679)
Unearned restricted stock	(15,599)	(6,260)
Accumulated other comprehensive loss	(4,232)	(4,777)
Total stockholders’ equity	925,966	799,515
Total liabilities and stockholders’ equity	$2,040,773	$1,892,847

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Total revenue	$771,758	$743,813	$2,137,485	$1,736,842
Costs and expenses:
Home construction and land sales	598,553	597,706	1,665,903	1,391,753
Interest	14,049	12,887	38,149	28,825
Selling, general and administrative	85,618	79,499	239,342	187,190
Expenses related to early retirement of debt	7,570	—	7,570	—
Operating income	65,968	53,721	186,521	129,074
Other income, net	1,287	3,550	4,523	5,782
Income before income taxes	67,255	57,271	191,044	134,856
Provision for income taxes	26,566	22,622	75,463	52,880
Net income	$40,689	$34,649	$115,581	$81,976

Weighted average number of shares:
Basic	12,857	12,545	12,828	9,823
Diluted	13,530	13,388	13,454	10,742

Net income per common share:
Basic	$3.16	$2.76	$9.01	$8.35
Diluted	$3.01	$2.59	$8.59	$7.63

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$115,581	$81,976
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	9,597	6,322
Expenses related to early retirement of debt	7,570	—
Tax benefit from stock transactions	7,441	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	36,772	(4,940)
Increase in inventory	(266,903)	(132,429)
(Increase) decrease in other assets	(6,615)	12,844
Decrease in trade accounts payable	(1,841)	(2,605)
Decrease in other liabilities	(2,008)	(25,177)
Other changes	1,993	1,132
Net cash used in operating activities	(98,413)	(62,877)

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	4,800
Capital expenditures	(7,371)	(5,189)
Investments in and distributions from unconsolidated joint ventures	(1,943)	2,242
Proceeds from sale of interests in joint ventures	5,062	—
Acquisition, net of cash acquired	—	(320,810)
Net cash used in investing activities	(4,252)	(318,957)

Cash flows from financing activities:
Proceeds from Term Loan	200,000	—
Repayment of Term Loan	(100,000)	—
Redemption of 8 7/8% Senior Notes	(104,438)	—
Proceeds from 8 3/8% Senior Notes	—	343,000
Proceeds from stock option exercises	6,853	5,140
Common share repurchases	(6,925)	(2,169)
Debt issuance costs	(2,458)	(133)
Net cash (used in) provided by financing activities	(6,968)	345,838

Decrease in cash and cash equivalents	(109,633)	(35,996)
Cash and cash equivalents at beginning of period	124,989	41,678
Cash and cash equivalents at end of period	$15,356	$5,682

See Notes to Consolidated Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002

Net income	$40,689	$34,649	$115,581	$81,976

Other comprehensive income:
Gain (loss) on cash flow hedges, net of related taxes	152	(1,284)	545	174

Comprehensive income	$40,841	$33,365	$116,126	$82,150

See Notes to Consolidated Financial Statements.

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

(2) Stock-Based Compensation

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

The following table illustrates the effect (in thousands, except per share amounts) on net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	3 Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002

Net income, as reported	$40,689	$34,649	$115,581	$81,976
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	908	249	1,726	494
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,665)	(750)	(3,983)	(1,558)

Pro forma net income	$39,932	$34,148	$113,324	$80,912

Earnings per share:
Basic - as reported	$3.16	$2.76	$9.01	$8.35
Basic - pro forma	$3.10	$2.72	$8.83	$8.24

Diluted - as reported	$3.01	$2.59	$8.59	$7.63
Diluted - pro forma	$2.95	$2.55	$8.42	$7.53

On February 11, 2003, we issued 215,642 shares of restricted stock to certain employees pursuant to the Company’s 1999 Stock Incentive Plan.  These shares vest unconditionally on September 30, 2005 or earlier in case of retirement.  The shares are forfeitable upon termination.

(3) Inventory

A summary of inventory is as follows (in thousands):

	June 30, 2003	September 30, 2002
Homes under construction	$708,985	$596,644
Development projects in progress	804,999	653,871
Unimproved land held for future development	29,293	43,829
Model homes	82,542	69,789
Consolidated inventory not owned	28,537	—
	$1,654,356	$1,364,133

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction.  Excluding model homes, we had 353 completed homes (valued at $46.6 million) and 507 completed homes (valued at $68.7 million) at June 30, 2003 and September 30, 2002, respectively, that were not subject to a sales contract.

Development projects in progress consist principally of land and land improvement costs.  Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

We acquire certain lots by means of option contracts.  Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance requirements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Our obligation with respect to options with specific performance requirements is included on our consolidated balance sheets in other liabilities.  Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $141.1 million at June 30, 2003.  This amount includes letters of credit of approximately $44.4 million.

Below is a summary of amounts (in thousands) committed under all options at June 30, 2003:

Aggregate Purchase Price Under Options
Options with specific performance	$14,592
Options without specific performance	1,359,496
Total options	$1,374,088

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46").  FIN 46 defines a Variable Interest Entity ("VIE") as an entity with insufficient equity investment to finance its planned activities without additional financial support or an entity in which the equity investors lack certain characteristics of a controlling financial interest.  Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE is deemed to be the primary beneficiary of the VIE and must consolidate the VIE.  FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning with our quarter ending September 30, 2003.

We have evaluated all of our existing joint venture agreements, and we have determined that none of our joint ventures are VIEs.  Therefore, we have not consolidated any of our joint venture agreements pursuant to the requirements of FIN 46.  We have evaluated our option contracts for land entered into subsequent to January 31, 2003 and determined we are the primary beneficiary of certain of these option contracts.  Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value (the exercise price).  The consolidation of the land subject to these option contracts had the effect of increasing consolidated inventory not owned by $23.3 million with a corresponding increase to obligations related to consolidated inventory not owned in the accompanying consolidated condensed balance sheet as of June 30, 2003.  The liabilities represent the difference between the exercise price of the optioned land and our deposits.  Additionally, to reflect the fair value of the inventory consolidated under FIN 46, we reclassified $5.2 million of related option deposits from development project in progress to consolidated inventory not owned.

We are in the process of evaluating the remained of our option contracts that may be deemed variable interest entities under the provisions of FIN 46.  At June 30, we had non-refundable option deposits and/or letters of credit related to inventory with estimated aggregate exercise prices totaling approximately $1.3 billion.  We do not believe that the application of the requirements of FIN 46 to our option contracts entered into prior to February 1, 2003 will have a material impact on our results of operations or financial position.

(4) Interest

The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002

Capitalized interest in inventory, beginning of period	$33,839	$18,122	$24,441	$16,271
Interest incurred and capitalized	16,120	16,729	49,618	34,518
Capitalized interest amortized to cost of sales	(14,049)	(12,887)	(38,149)	(28,825)
Capitalized interest in inventory, end of period	$35,910	$21,964	$35,910	$21,964

(5) Earnings Per Share

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002

Basic:
Net income	$40,689	$34,649	$115,581	$81,976
Weighted average number of common shares outstanding	12,857	12,545	12,828	9,823
Basic earnings per share	$3.16	$2.76	$9.01	$8.35

Diluted:
Net income	$40,689	$34,649	$115,581	$81,976
Weighted average number of common shares outstanding	12,857	12,545	12,828	9,823
Effect of dilutive securities:
Restricted stock	287	503	231	546
Options to acquire common stock	386	340	395	373
Diluted weighted average common shares outstanding	13,530	13,388	13,454	10,742
Diluted earnings per share	$3.01	$2.59	$8.59	$7.63

(6) Long Term Debt and Associated Derivatives

During the quarter ended June 30, 2003 we executed a $250 million four-year revolving credit facility (the “Revolving Credit Facility”) and a $200 million four-year term loan (the “Term Loan”) with a group of banks.  The Revolving Credit Facility matures in June 2007 and renews and extends our $250 million revolving credit facility, which was set to expire in September 2004.  The Term Loan also matures in June 2007 and replaces our  $100 million term loan that was set to mature in December 2004.  The Revolving Credit Facility and the Term Loan bear interest at a fluctuating rate (3.0% at June 30, 2003) based upon LIBOR or the corporate base rate of interest announced by our lead bank.  A portion of  the proceeds from the increase in our Term Loan were used to retire our $100 million 8 7/8% Senior Notes due in 2008 (the “8 7/8% Senior Notes”).  The 8 7/8% Senior Notes were redeemed at 104.438% of the principal amount, plus accrued interest.  As a result of the redemption of the 8 7/8% Senior Notes, we recorded a pre-tax charge of $7.6 million, which includes the write off of previously capitalized fees, during the quarter ended June 30, 2003.

At June 30, 2003, we had outstanding $200 million 8 5/8% Senior Notes due in May 2011 and $350 million 8 3/8% Senior Notes due in April 2012 (collectively, the “Senior Notes”).

We are exposed to fluctuations in interest rates.  We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates.  We do not enter into or hold derivatives for trading or speculative purposes.  At June 30, 2003 and September 30, 2002, we had swap agreements (the “Swap Agreements”) to effectively fix the variable interest on $100 million of floating rate debt.  The Swap Agreements mature in December 2004.   No portion of these hedges was considered ineffective for the period ended June 30, 2003.  Our Swap Agreements effectively fix the interest rate (before spread) on $100 million of floating rate debt at a weighted average rate of 5.74% per annum.

The effect of the Swap Agreements as of June 30, 2003 and September 30, 2002 was to record an after-tax accumulated other comprehensive loss of $4.2 million and $4.8 million, respectively.  The estimated fair value of the Swap Agreements, based on current market rates, approximated $7.0 million and $7.9 million at June 30, 2003 and September 30, 2002, respectively, and is included in other liabilities.

All of our significant subsidiaries are full and unconditional guarantors of our Senior Notes and our obligations under our Revolving Credit Facility and Term Loan, and are jointly and severally liable for obligations under the Senior Notes, our Revolving Credit Facility and Term Loan.  Each significant subsidiary is a wholly-owned subsidiary of Beazer and Beazer has no independent assets or operations.  Any subsidiaries of Beazer that are not guarantors are minor subsidiaries.

(7) Warranty Program

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

We self-insure our structural warranty obligations through our wholly-owned risk retention groups, United Home Insurance Company, A Risk Retention Group (“UHIC”) and Meridian Structural Insurance, Risk Retention Group Inc.  We believe this results in cost savings as well as increased control over the warranty process.   In addition, we maintain third party insurance for most construction defects which we encounter in the normal course of business.

We record reserves covering our anticipated warranty expense for each home closed.  Management reviews the adequacy of warranty reserves each reporting period based on historical experience and claims in progress.  Warranty reserves are included in accrued expenses.

Changes in our warranty reserves during the period are as follows (in thousands):

Warranty liability, September 30, 2002	$25,527
Provisions	22,543
Payments	(17,537)
Warranty liability, June 30, 2003	$30,533

(8) Common Stock Repurchase Plan

In February 2003 our Board of Directors approved a stock repurchase plan authorizing the purchase of up to one million shares of our outstanding common stock.  As of June 30, 2003, we have repurchased 128,000 shares for an aggregate purchase price of $6.9 million or approximately $54 per share pursuant to the plan.

(9) Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133.   SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  We do not believe that the implementation of SFAS No. 149 will have a material impact on our financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.   SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.   SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (our quarter ending September 30, 2003).  We do not believe that the implementation of SFAS No. 150 will have a material impact on our financial condition, results of operations or cash flows.

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

Ancillary Businesses:  We have established several businesses to support our core homebuilding operations.  We operate design centers in the majority of our markets.  Through these design centers, homebuyers can choose non-structural upgrades and options for their new home.  We also provide mortgage origination services for our homebuyers through Beazer Mortgage Corporation (“BMC”) and Crossmann Mortgage Corp. (“CMC”) (subsequent to April 17, 2002).  BMC and CMC originate, process and broker mortgages to third party investors.  BMC and CMC generally do not retain or service the mortgages that they broker.  We also provide title services to our homebuyers in many of our markets.  We will continue to evaluate opportunities to provide other ancillary services to our homebuyers.

Critical Accounting Policies: Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results of operations, and require management’s most difficult, subjective and complex judgments.  Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters.  Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact.  Listed below are those policies that we believe are critical and require the use of complex judgment in their application.

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

Goodwill
Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test.  If the carrying amount exceeds the fair value, goodwill is considered impaired.  For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill.  Each of our operating divisions is considered a reporting unit.  The fair value of each reporting unit is based on expected discounted future cash flows.

We evaluate whether events and circumstances have occurred that indicate that goodwill may be impaired.  Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors.  If the goodwill is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill.  We performed our annual impairment test of goodwill during the quarter ending June 30, 2003 and determined that goodwill was not impaired.

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

RESULTS OF OPERATIONS:

The following presents certain operating and financial data for Beazer (dollars in thousands):

	Three Months Ended June 30,			Nine Months Ended June 30,
	2003		2002	2003		2002
	Amount	% Change	Amount	Amount	% Change	Amount
Number of new orders, net of cancellations:
Southeast region	1,673	20.6%	1,387	4,316	25.5%	3,438
West region	1,474	18.1	1,248	3,690	5.6	3,494
Central region	332	1.5	327	860	(6.2)	917
Mid-Atlantic region	434	28.8	337	1,382	25.4	1,102
Midwest region	821	(11.5)	928	2,206	137.7	928
Total	4,734	12.0	4,227	12,454	26.1	9,879

Number of closings:
Southeast region	1,204	(10.8)%	1,350	3,390	18.7%	2,856
West region	1,174	6.2	1,105	3,309	4.4	3,170
Central region	296	(0.7)	298	834	5.6	790
Mid-Atlantic region	261	(24.8)	347	789	(27.5)	1,088
Midwest region	681	(20.8)	860	2,073	141.0	860
Total	3,616	(8.7)	3,960	10,395	18.6	8,764

Total homebuilding revenue:
Southeast region	$216,764	(0.7)%	$218,255	$593,978	24.4%	$477,287
West region	296,629	19.0	249,252	808,627	13.7	711,004
Central region	46,730	6.6	43,854	128,798	4.8	122,874
Mid-Atlantic region	88,175	(12.6)	100,944	262,947	(5.5)	278,233
Midwest region	96,923	(19.2)	119,964	295,255	146.1	119,964
Total	$745,221	1.8	$732,269	$2,089,605	22.2	$1,709,362

Average sales price per home closed:
Southeast region	$180.0	11.3%	$161.7	$175.2	4.8%	$167.1
West region	252.7	12.0	225.6	244.4	9.0	224.3
Central region	157.9	7.3	147.2	154.4	(0.7)	155.5
Mid-Atlantic region	337.8	16.1	290.9	333.3	30.3	255.7
Midwest region	142.3	2.0	139.5	142.4	2.1	139.5
Company average	206.1	11.5	184.9	201.0	3.1	195.0

	June 30,
	2003		2002
	Amount	% Change	Amount

Backlog units at end of period:
Southeast region	2,793	16.3%	2,401
West region	2,214	14.7	1,930
Central region	533	4.3	511
Mid-Atlantic region	1,293	69.9	761
Midwest region	1,745	(13.8)	2,024
Total	8,578	12.5	7,627

Aggregate sales value of homes in backlog at end of period:	$1,781,936	23.1%	$1,447,144

Number of active subdivisions at end of period:
Southeast region	187	3.3%	181
West region	86	17.8	73
Central region	42	31.3	32
Mid-Atlantic region	39	—	39
Midwest region	135	1.5	133
Total	489	6.8	458

New Orders and Backlog: New orders increased by 12% during the three month period ended June 30, 2003, compared to the same period in the prior year.  The increase in new orders reflects an increase in active subdivisions, as well strong overall demand and constraints on the supply of available housing in most of our markets.   We believe that low interest rates and favorable demographic trends, including population growth,  are fueling demand, particularly in the first-time buyer segment.  The 12% decrease in new orders in our Midwest region is primarily the result of weak economic conditions in the Midwest.

New orders increased by 26% during the nine month period ended June 30, 2003, compared to the same period in the prior year.  The increase in new orders reflects strong overall demand and constraints on the supply of available housing in most of our markets.   We believe that low interest rates and favorable demographic trends, including population growth,  are fueling demand, particularly in the first-time buyer segment.   New orders declined 6% in our Central region principally as a result of fewer communities in the first-time buyer segment, which contributed significantly to strong orders in the prior year.  New orders in our Midwest region increased by 138% during the nine month period ended June 30, 2003, compared to the same period in the prior year due to the inclusion of Crossmann orders, following its acquisition in April 2002.  On a pro forma basis, new orders in the Midwest for the nine months ended June 30, 2002, including Crossmann’s orders prior to the acquisition , would have been 2,641.  The resulting 17% decrease from pro-forma orders is primarily the result of weak economic conditions in the Midwest.

The aggregate dollar value of homes in backlog at June 30, 2003 increased 23% from June 30, 2002, reflecting a 13% increase in the number of homes in backlog and a 9% increase in the average price of homes in backlog, from $189,700 at June 30, 2002 to $207,700 at June 30, 2003.  The increase in the number of homes in backlog is driven by strong order trends across most of our markets.  The increase in average price of homes in backlog is due in part to a greater proportion of backlog in our Mid-Atlantic region, where prices are generally higher compared to other regions, and a lower proportion of backlog in our Midwest region, where prices are generally lower.

The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Details of revenues and certain expenses:
Revenues:
Home sales	$745,221	$732,269	$2,089,605	$1,709,362
Land and lot sales	16,466	4,105	19,803	9,629
Mortgage origination revenue	14,941	10,957	40,351	26,317
Intercompany elimination - mortgage	(4,870)	(3,518)	(12,274)	(8,466)
Total revenue	$771,758	$743,813	$2,137,485	$1,736,842

Cost of home construction and land sales:
Home sales	$589,500	$597,422	$1,661,605	$1,392,409
Land and lot sales	13,923	3,802	16,572	7,810
Intercompany elimination - mortgage	(4,870)	(3,518)	(12,274)	(8,466)
Total cost of home construction and land sales	$598,553	$597,706	$1,665,903	$1,391,753

Selling, general and administrative:
Homebuilding operations	$78,026	$73,161	$217,872	$172,339
Mortgage origination operations	7,592	6,338	21,470	14,851
Total selling, general and administrative	$85,618	$79,499	$239,342	$187,190

Certain items as a percentage of revenues:
As a percentage of total revenue:
Costs of home construction and land sales	77.6%	80.4%	77.9%	80.1%
Amortization of previously capitalized interest	1.8%	1.7%	1.8%	1.7%
Selling, general and administrative:
Homebuilding operations	10.1%	9.8%	10.2%	9.9%
Mortgage operations	1.0%	0.9%	1.0%	0.9%

As a percentage of home sales revenue:
Costs of home construction	79.1%	81.6%	79.5%	81.5%

Revenues: Revenues increased by 4% for the three months ended June 30, 2003 compared to the same period in the prior year.  A 9% decrease in homes closed was offset by an 11% increase in the average sales price of homes closed.  The decrease in closings was due in part to weather delays in the Southeast and Mid-Atlantic as well as increases in the time required to obtain land entitlements and housing permits in many of our markets. Average sales price increased in all markets due primarily to strong demand and constraints on the supply of available housing.

Revenues increased by 23% for the nine months ended June 30, 2003 compared to the same period in the prior year due to a 19% increase in homes closed and a 3% increase in the average sales price of homes closed. The increase in closings was primarily attributable to the inclusion of Crossmann’s operations in the Midwest region and the Southeast region.  Average sales price increased in most markets due primarily to strong demand and constraints on the supply of available housing.  These increases were somewhat offset by the inclusion of Crossmann’s operations, which generally have lower sales prices than our other divisions.

Cost of Home Construction: The cost of home construction as a percentage of home sales decreased by 280 basis points for the three month period ended June 30, 2003, compared to the same period of the prior year primarily as a result of our ability to raise prices in most markets while labor and material costs remained stable, a higher proportion of revenues from California, where margins are high relative to other markets, and the negative impact in the prior year period of purchase accounting adjustments related to the Crossmann acquisition.

The cost of home construction as a percentage of home sales decreased by 220 basis points for the nine month period ended June 30, 2003, compared to the same period of the prior year primarily as a result of our ability to raise prices in most markets while labor and material costs remained stable, as well as a higher percentage of revenues from California, where margins are high relative to other markets.

Selling, General and Administrative Expense: Our selling, general and administrative (“SG&A”) expense increased slightly as a percentage of total revenues for the three and nine months ended June 30, 2003, compared to the same periods of the prior year.

Other Income: Other income for the three and nine months ended June 30, 2003 decreased from the same periods of the prior year due to two non-recurring items during the June 2002 quarter.  Other income for the three and nine months ended June 30, 2002 includes a $3.3 million gain from the sale of a portion of our equity interest in Homebuilders Financial Network, Inc., the entity providing management services to BMC.  Offsetting this gain, other income includes approximately $1.8 million of imputed interest expense for the two weeks of the quarter that we did not own Crossmann..

Income Taxes:  Our effective income tax rate was 39.5% for the three and nine month period ended June 30, 2003 and 39.0% for the three and nine month period ended June 30, 2002.

Derivative Instruments and Hedging Activities:   We are exposed to fluctuations in interest rates.  We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates.  We do not enter into or hold derivatives for trading or speculative purposes.  At June 30, 2003 and September 30, 2002, we had swap agreements (the “Swap Agreements”) to effectively fix the variable interest on $100 million of floating rate debt.  The Swap Agreements mature in December 2004.   No portion of these hedges was considered ineffective for the period ended June 30, 2003.  Our Swap Agreements effectively fix the interest rate (before spread) on $100 million of floating rate debt at a weighted average rate of 5.74% per annum.

The effect of the Swap Agreements as of June 30, 2003 and September 30, 2002 was to record an after-tax accumulated other comprehensive loss of $4.2 million and $4.8 million, respectively.  The estimated fair value of the Swap Agreements, based on current market rates, approximated $7.0 million and $7.9 million at June 30, 2003 and September 30, 2002, respectively, and is included in other liabilities.

Recent Accounting Pronouncements:  In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133.   SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  We do not believe that the implementation of SFAS No. 149 will have a material impact on our financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.   SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.   SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (our quarter ending September 30, 2003).  We do not believe that the implementation of SFAS No. 150 will have a material impact on our financial condition, results of operations or cash flows.

FINANCIAL CONDITION AND LIQUIDITY:

During the quarter ended June 30, 2003 we executed a $250 million four-year revolving credit facility (the “Revolving Credit Facility”) and a $200 million four-year term loan (the “Term Loan”) with a group of banks.  The Revolving Credit Facility matures in June 2007 and renews and extends our $250 million revolving credit facility, which was set to expire in September 2004.  The Term Loan also matures in June 2007 and replaces our  $100 million term loan that was set to mature in December 2004.  The Revolving Credit Facility and the Term Loan bear interest at a fluctuating rate (3.0% at June 30, 2003) based upon LIBOR or the corporate base rate of interest announced by our lead bank.  A portion of  the proceeds from the increase in our Term Loan were used to retire our $100 million 8 7/8% Senior Notes due in 2008 (the “8 7/8% Senior Notes”).  The 8 7/8% Senior Notes were redeemed at 104.438% of the principal amount, plus accrued interest.  As a result of the redemption of the 8 7/8% Senior Notes, we recorded a pre-tax charge of $7.6 million, which includes the write off of previously capitalized fees, during the quarter ended June 30, 2003.

We fulfill our short-term cash requirements with cash generated from operations and borrowings available from the Revolving Credit Facility.  Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, raw land and accounts receivable.  Each of our significant subsidiaries is a guarantor under the Revolving Credit Facility.  At June 30, 2003, we had no outstanding borrowings and available borrowings of $250 million under the Revolving Credit Facility and the Term Loan.

At June 30, 2003, we had $550 million of outstanding senior debt ($541.1 million, net of discount), comprised of  $200 million of 8 5/8% Senior Notes due in May 2011 and $350 million of  8 3/8% Senior Notes due in April 2012 (collectively, the “Senior Notes”).  Each of our significant subsidiaries is a guarantor under the Senior Notes.

The Credit Facility, Term Loan and Senior Notes all contain various operating and financial covenants, and non-compliance with such covenants would accelerate the repayment terms of each.   At June 30, 2003, we were in compliance with each of these covenants and we expect to remain in compliance with each of these covenants.  At June 30, 2003, under the most restrictive covenants of each indenture, approximately $201.2 million of our retained earnings were available for cash dividends and for share repurchases.

We acquire certain lots by means of option contracts.  Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance requirements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Our obligation with respect to options with specific performance requirements is included on our consolidated balance sheets in other liabilities.  Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $141.1 million at June 30, 2003.  This amount includes letters of credit of approximately $44.4 million.

Below is a summary of amounts (in thousands) committed under all options at June 30, 2003:

Aggregate Purchase Price Under Options

Options with specific performance	$14,592
Options without specific performance	1,359,496
Total options	$1,374,088

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46").  FIN 46 defines a Variable Interest Entity ("VIE") as an entity with insufficient equity investment to finance its planned activities without additional financial support or an entity in which the equity investors lack certain characteristics of a controlling financial interest.  Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE is deemed to be the primary beneficiary of the VIE and must consolidate the VIE.  FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning with our quarter ending September 30, 2003.

We have evaluated all of our existing joint venture agreements, and we have determined that none of our joint ventures are VIEs.  Therefore, we have not consolidated any of our joint venture agreements pursuant to the requirements of FIN 46.  We have evaluated our option contracts for land entered into subsequent to January 31, 2003 and determined we are the primary beneficiary of certain of these option contracts.  Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value (the exercise price).  The consolidation of the land subject to these option contracts had the effect of increasing consolidated inventory not owned by $23.3 million with a corresponding increase to obligations related to consolidated inventory not owned in the accompanying consolidated condensed balance sheet as of June 30, 2003.  The liabilities represent the difference between the exercise price of the optioned land and our deposits.  Additionally, to reflect the fair value of the inventory consolidated under FIN 46, we reclassified $5.2 million of related option deposits from development project in progress to consolidated inventory not owned.

We are in the process of evaluating the remained of our option contracts that may be deemed variable interest entities under the provisions of FIN 46.  At June 30, we had non-refundable option deposits and/or letters of credit related to inventory with estimated aggregate exercise prices totaling approximately $1.3 billion.  We do not believe that the application of the requirements of FIN 46 to our option contracts entered into prior to February 1, 2003 will have a material impact on our results of operations or financial position.

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

In February 2003, our Board of Directors approved a stock repurchase plan authorizing the purchase of up to one million shares of our outstanding common stock.  As of June 30, 2003, we have repurchased 128,000 shares for an aggregate purchase price of $6.9 million or approximately $54 per share pursuant to the plan.

We believe that our cash on hand and current borrowing capacity, together with anticipated cash flows from operations, is sufficient to meet liquidity needs for the foreseeable future.  There can be no assurance, however, that amounts available in the future from our sources of liquidity will be sufficient to meet future capital needs.  The amount and types of indebtedness that we may incur may be limited by the terms of the Indentures governing our Senior Notes and our Term Loan and Revolving Credit Facility.  We continually evaluate expansion opportunities through acquisition of established regional homebuilders and such opportunities may require us to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

OUTLOOK:

We are optimistic about our prospects for increased earnings in fiscal 2003 and about our long-term prospects.  We understand that uncertainties surrounding the economy may reduce this optimism in the future.  At this time, our increased earnings for the three and nine months ended June 30, 2003 and our current higher level of backlog give us strong indications of increased earnings in fiscal 2003 compared to fiscal 2002.  We currently target achieving earnings per share for fiscal 2003 of  a range of $12.25 to $12.50, an increase of 14% to 16% over fiscal 2002.   In addition, we believe that strong population growth fueled by immigration, land constraints limiting housing inventory and a dramatically consolidating industry will allow us to continue to report increased earnings in fiscal 2004 and beyond.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a number of market risks in the ordinary course of business.  Our primary market risk exposure for financial instruments relates to fluctuations in interest rates.  We do not believe our exposure in this area is material to cash flows or earnings.  We have Swap Agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to $100 million of floating rate debt.  We do not enter into or hold derivatives for trading or speculative purposes.

Pursuant to the Swap Agreements, we have exchanged floating interest rate obligations on an aggregate of $100 million in notional principal amount.  We have formally designated these agreements as cash flow hedges.

Item 4: Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, an evaluation was performed under the supervision and with the participation of Beazer’s management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, Beazer’s management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.  No significant changes in Beazer’s internal controls or in other factors have occurred that could significantly affect the controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

10.1

Credit Agreement dated as of June 2, 2003 between the Company and Bank One, NA, as Agent, BNP Paribas, Guaranty Bank, Suntrust Bank, and Wachovia Bank, National Association as Syndication Agents, Comerica Bank, PNC Bank, N.A. and Washington Mutual Bank, FA, as Co-Agents and Banc One Capital Markets, Inc., Lead Arranger and Sole Bookrunner

		31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley of 2002
		31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley of 2002
		32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
		32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K:

On April 3, 2003 we furnished a report on Form 8-K announcing under Item 9 and Item 12 our new home orders for the three month period ended March 31, 2003.

On April 23, 2003 we furnished a report on Form 8-K announcing under Item 9 and Item 12 our earnings and results of operations for the three and six month periods ended March 31, 2003.

On June 3, 2003 we filed a report on Form 8-K announcing under Item 5 the closing of a $250 million revolving credit facility and a $200 million term loan with a group of banks and our intent to use a portion of the net proceed s from the term loan to redeem our 8.875% senior notes due 2008.

On June 26, 2003 we filed a report on Form 8-K announcing under Item 5 the completion of the redemption of our 8.875% senior notes due 2008 and a pre-tax charge of $7.6 million related to early retirement of debt.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.

Date:	August 12, 2003	By:	/s/ David S. Weiss
		Name:	David S. Weiss
Executive Vice President and Chief Financial Officer