Form 10-K
period 2003-09-30
BEAZER HOMES USA INC
filed 2003-12-19
CIK 915840

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003
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
(Registrant's telephone number including area code) (770) 829-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities	Exchanges on which Registered
Common Stock, $.01 par value per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:    None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (12,601,760 shares) as of March 31, 2003, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $741,109,506.

        The number of shares outstanding of the registrant's Common Stock as of December 12, 2003 was 13,614,895.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K where incorporated
Portions of the registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders	III

Website Access to Company Reports

        Beazer Homes' internet website address is www.beazer.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission and are available in print to any stockholder who requests a printed copy.

BEAZER HOMES USA, INC.
FORM 10-K
INDEX

PART I

Item 1.    Business

        Our principal executive offices are located at 1000 Abernathy Road, Suite 1200, Atlanta, Georgia 30328, telephone (770) 829-3700. We also provide information about our active communities and mortgage financing through our Internet website located at http //www.beazer.com. Information on our website is not a part of and shall not be deemed incorporated by reference in this report.

        We design, sell and build single family homes in the following locations within the United States:

Region/State	Market(s)/Year Entered

Southeast Region:
Florida	Jacksonville (1993), Fort Myers/Naples (1996), Tampa/St. Petersburg (1996), Treasure Coast (1995), Orlando (1997)
Georgia	Atlanta (1985)
North Carolina	Charlotte (1987), Raleigh (1992), Greensboro (1999)
South Carolina	Charleston (1987), Columbia (1993), Greenville (1998), Myrtle Beach (2002)
Tennessee/Mississippi	Nashville (1987), Memphis (2002), Northern Mississippi (2002)
West Region:
Arizona	Phoenix (1993)
California	Los Angeles County (1993), Orange County (1993), Riverside & San Bernadino Counties (1993), San Diego County (1992), Ventura County (1993), Sacramento (1993)
Colorado	Denver (2001), Fort Collins (2001)
Nevada	Las Vegas (1993)
Central Region:
Texas	Dallas (1995), Houston (1995)
Mid-Atlantic Region:
Maryland/Delaware	Baltimore (1998), Metro-Washington DC (1998), Delaware (2003)
New Jersey/
Pennsylvania	Central and Southern New Jersey (1998), Bucks County, PA (1998)
Virginia	Fairfax County (1998), Loudoun County (1998), Prince William County (1998)
Midwest Region:
Indiana	Indianapolis (2002), Lafayette (2002), Ft. Wayne (2002)
Kentucky	Lexington (2002)
Ohio	Columbus (2002), Cincinnati/Dayton (2002)

        We design our homes to appeal primarily to entry-level and first time move-up homebuyers. Our objective is to provide our customers with homes that incorporate quality and value while seeking to maximize our return on invested capital. To achieve this objective, we have developed a business strategy which focuses on the following elements:

  Geographic Diversity and Growth Markets. We compete in a large number of geographically diverse markets in an attempt to reduce our exposure to any particular regional economy. Most of the markets in which we operate have experienced significant population growth in recent years. Within these markets, we build homes in a variety of projects, typically with fewer than 150 homesites.

  Quality Homes for Entry-Level and First Time Move-Up Homebuyers. We seek to maximize customer satisfaction by offering homes which incorporate quality materials, distinctive design features, convenient locations and competitive prices. We focus on entry-level and first time move-up homebuyers because we believe they represent the largest segment of the homebuilding market. During fiscal year 2003, the average sales price of our homes sold was approximately $201,300.

  Additional Products and Services for Homebuyers. In order to maximize our profitability and provide our homebuyers with the additional products and services that they desire, we have incorporated design centers and mortgage origination operations into our business. Recognizing that homebuyers want to choose certain components of their new home, we offer limited customization through the use of design centers in most of our markets. These design centers allow the homebuyer to select certain non-structural customizations for their homes such as cabinetry, flooring, fixtures, appliances and wallcoverings. Additionally, recognizing the homebuyer's desire to simplify the financing process, we originate mortgages on behalf of our customers through our subsidiaries Beazer Mortgage Corporation, or Beazer Mortgage, and Crossmann Mortgage Corp., or Crossmann Mortgage. Beazer Mortgage and Crossmann Mortgage originate, process and broker mortgages to third party investors. Beazer Mortgage and Crossmann Mortgage generally do not retain or service the mortgages that they broker. We also provide title services to our homebuyers in many of our markets.

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

  Value Created. We evaluate our financial performance and the financial performance of our operations using Value Created, a variation of economic profit or economic value added. Value Created measures the extent to which we exceed our cost of capital. It is calculated as earnings before interest and taxes ("EBIT"), less a charge for all of the capital employed multiplied by our estimate of our minimum weighted average cost of capital.

Company History

        In March 1994, we completed a concurrent initial public offering of common stock and issuance of senior notes (the "IPO"). Prior to our IPO, we were an indirect wholly-owned subsidiary of Hanson PLC ("Hanson"), a company registered in the United Kingdom. Hanson currently does not hold any investment, or ongoing interest, in us.

        In January 2002, we signed an agreement to merge with Crossmann Communities, Inc., or Crossmann. Operating in eleven markets in Indiana, Kentucky, Mississippi, Ohio, North Carolina, South Carolina and Tennessee, Crossmann primarily targeted entry-level and first time move-up homebuyers. Pursuant to the merger agreement, on April 17, 2002, Crossmann merged into our wholly owned subsidiary, Beazer Homes Investment Corp.

Markets and Product Description

        We evaluate a number of factors in determining which geographic markets to enter or in which markets to concentrate our homebuilding activities. We attempt to anticipate swings in economic and real estate conditions by evaluating such statistical information as:

  •
  the historical and projected growth of the population;

  •
  the number of new jobs created or projected to be created;

  •
  the number of housing starts in previous periods;

  •
  building lot availability and price;

  •
  housing inventory;

  •
  level of competition; and

  •
  home sale absorption rates.

        We generally seek to differentiate ourselves from our competition in a particular market with respect to product type and maintain the flexibility to alter our product mix within a given market depending on market conditions. In determining our product mix we consider demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market. While remaining responsive to market opportunities within the industry, in recent years we have focused, and intend to continue to focus, our business primarily on entry-level and first time move-up housing in the form of single family detached homes and townhouses. Entry-level homes generally are those homes priced at the lower end of the market and target first time homebuyers, while first time move-up homes generally are priced in the mid-to-upper price range and target a wide variety of homebuyers as they progress in income and family size. Although some of our move-up homes are priced at the upper end of the market and we offer a selection of amenities, we generally do not build "custom homes." The prices of our first time move-up homes generally are well below the prices of custom homes in most areas. We attempt to maximize efficiency by using standardized design plans whenever possible.

        The following table summarizes certain operating information regarding our markets as of and for the year ended September 30, 2003 (dollars in thousands):

State	Number of Active Subdivisions	Number of Homes Closed	Average Closing Price	Units in Backlog at Year End	Dollar Value of Backlog at Year End
Arizona	29	1,351	$158.4	707	$148,724
California	32	2,041	305.6	701	242,346
Colorado	18	271	423.4	143	54,273
Florida	45	1,464	236.7	755	177,908
Georgia	19	480	162.7	188	42,047
Indiana	101	2,197	138.8	908	133,990
Kentucky	6	187	124.7	119	15,837
Maryland/Delaware	12	246	332.3	274	73,131
Nevada	18	1,025	204.4	736	160,370
New Jersey/Pennsylvania	9	276	314.9	213	72,039
North & South Carolina	87	2,554	139.7	1,119	161,789
Ohio	33	700	157.8	278	46,859
Tennessee/Mississippi	27	662	180.6	259	44,569
Texas	39	1,239	155.6	396	62,200
Virginia	19	716	332.5	630	208,732

Total Company	494	15,409	$201.3	7,426	$1,644,814

        Through fiscal 2002, our homebuilding and marketing activities were conducted under the name of Beazer Homes in each of our markets except in Colorado (Sanford Homes), Indiana (Crossmann Communities, Trinity Homes and Deluxe Homes), Kentucky (Cutter Homes), Ohio (Crossmann Communities and Deluxe Homes) and Tennessee (Phillips Builders). In October 2003, we launched a branding strategy that aims to build a unified consumer brand across all regions in which we operate. Our new national branding strategy presents us as one company with one name, one logo, one message and one purpose. We believe that a national branding strategy will differentiate us from our competitors by promoting qualities that lead to good recommendations, referrals to family and friends, and repeat purchases by loyal customers. We feel that a strengthened, national brand identity will better position us to consistently address the needs of our customers across all of our markets.

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

        The following table sets forth, by state, land controlled by us as of September 30, 2003:

	Lots Owned					Lots Under Contract(3)
	Undeveloped Lots(1)	Lots Under Development	Finished Lots	Homes Under Construction(2)	Total Lots Owned	Undeveloped Lots	Finished Lots	Total Lots Under Contract	Total Land Controlled
Southeast Region:
Georgia	—	109	151	310	570	—	1,420	1,420	1,990
Florida	—	852	496	659	2,007	1,760	2,899	4,659	6,666
North & South Carolina	60	2,092	1,568	993	4,713	2,831	4,273	7,104	11,817
Tennessee/Mississippi	—	1,404	277	289	1,970	517	1,728	2,245	4,215
West Region:
Arizona	—	2,447	410	390	3,247	1,401	1,047	2,448	5,695
California	130	1,671	807	861	3,469	2,023	1,155	3,178	6,647
Colorado	—	137	165	227	529	—	695	695	1,224
Nevada	—	988	1,117	390	2,495	1,126	1,250	2,376	4,871
Central Region:
Texas	—	2,316	1,402	439	4,157	432	1,039	1,471	5,628
Mid-Atlantic Region:
Maryland/Delaware	—	222	55	127	404	—	2,843	2,843	3,247
New Jersey/Pennsylvania	—	8	396	150	554	1,384	246	1,630	2,184
Virginia	—	62	543	257	862	1,735	496	2,231	3,093
Midwest Region:
Indiana	130	5,796	1,150	865	7,941	2,963	3,909	6,872	14,813
Kentucky	—	259	182	109	550	992	—	992	1,542
Ohio	639	1,581	949	298	3,467	1,792	825	2,617	6,084

Total	959	19,944	9,668	6,364	36,935	18,956	23,825	42,781	79,716

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

        Under option contracts, both with and without specific performance, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance is included on our consolidated balance sheet in other liabilities at September 30, 2003. At September 30, 2003, we are committed to future amounts under option contracts with specific performance obligations that aggregated $21.7 million. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $137.3 million at September 30, 2003. This amount includes letters of credit of approximately $38.9 million. At September 30, 2003, future amounts under option contracts without specific performance obligations aggregated approximately $1.4 billion.

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

        Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. At September 30, 2003, we had 1,100 finished homes (excluding models), of which 738 were sold and included in backlog at such date.

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

        We self-insure our structural warranty obligations through our wholly-owned risk retention groups, United Home Insurance Company, A Risk Retention Group ("UHIC") and Meridian Structural Insurance, Risk Retention Group Inc. ("Meridian"). We believe this results in cost savings as well as increased control over the warranty process. As of September 30, 2003, Meridian was merged into UHIC.

        In addition, we maintain third party insurance for most construction defects which we encounter in the normal course of business. We believe that our accruals and third party insurance are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defects related claims and litigation.

        There can be no assurance, however, that the terms and limitations of the limited warranty will be effective against claims made by the homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

Marketing and Sales

        We make extensive use of advertising and other promotional activities, including our website (http://www.beazer.com), newspaper advertisements, brochures, direct mail and the placement of strategically located signboards in the immediate areas of our developments.

        We normally build, decorate, furnish and landscape between one and five model homes for each project and maintain on-site sales offices. At September 30, 2003, we maintained 606 model homes, of which 508 were owned and 98 were leased from third parties pursuant to sale and leaseback agreements. We believe that model homes play a particularly important role in our marketing efforts. Consequently, we expend a significant effort in creating an attractive atmosphere at our model homes. Interior decorations are undertaken by both in-house and local third-party design specialists, and vary within our models based upon the lifestyles of targeted homebuyers. The purchase of furniture, fixtures and fittings is coordinated to ensure that manufacturers' bulk discounts are utilized to the maximum extent. Structural changes in design from the model homes are not generally permitted, but homebuyers may select various optional amenities. We also use a cross-referral program that encourages our personnel to direct customers to other Beazer Homes subdivisions based on the customers' needs.

        We generally sell our homes through commissioned employees (who typically work from the sales offices located at the model homes used in the subdivision) as well as through independent brokers. Our personnel are available to assist prospective homebuyers by providing them with floor plans, price information and tours of model homes and in connection with the selection of options. The selection of interior features is a principal component of our marketing and sales efforts. Sales personnel are trained by us and attend periodic meetings to be updated on sales techniques, competitive products in the area, the availability of financing, construction schedules, marketing and advertising plans, which management believes result in a sales force with extensive knowledge of our operating policies and housing products. Our policy also provides that sales personnel be licensed real estate agents where required by law. We also build a number of homes for which no signed sales contract exists at the time of commencement of construction. The use of an inventory of such homes is necessary to satisfy the requirements of relocated personnel and of independent brokers, who often represent customers who require a completed home within 60 days. At September 30, 2003, excluding models, we had 1,726 homes at various stages of completion (of which 362 were completed) for which we had not received a sales contract.

        We sometimes use various sales incentives (such as landscaping and certain interior home options and upgrades) in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.

Customer Financing

        We provide customer financing through Beazer Mortgage and Crossmann Mortgage. They provide mortgage origination services only, and generally do not retain or service the mortgages that they originate. These mortgages are generally funded by one of a network of mortgage lenders. Beazer Mortgage and Crossmann Mortgage can provide qualified homebuyers numerous financing options, including a wide variety of conventional, FHA and VA financing programs. In certain situations we will seek to assist our homebuyers in obtaining financing from outside mortgage lenders and, in certain limited circumstances, we may attempt to minimize potential risks relating to the availability of customer financing by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time. Because substantially all homebuyers utilize long-term mortgage financing to purchase a home, adverse economic conditions, increases in unemployment and high mortgage interest rates may deter and eliminate a substantial number of potential homebuyers from our markets in the future.

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

        The housing industry is cyclical and is affected by consumer confidence levels and prevailing economic conditions generally, including interest rate levels. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

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

Bonds and Other Obligations

        We are frequently required, in connection with the development of our projects, to obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 2003, we had outstanding approximately $40.3 million and $336.1 million of outstanding letters of credit and performance bonds, respectively, related to our obligations to local governments to construct roads and other improvements in various developments in addition to outstanding letters of credit of approximately $38.9 million related to our land option contracts. We do not believe that we will be required to draw upon any such bonds or letters of credit.

Employees and Subcontractors

        At September 30, 2003, we employed 2,986 persons, of whom 652 were sales and marketing personnel, 1,017 were executive, management and administrative personnel, 1,103 were involved in construction and 214 were personnel of Beazer Mortgage and Crossmann Mortgage. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

Item 2.    Properties

        We lease approximately 39,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 425,000 square feet of office space for our subsidiaries' operations at various locations. We own approximately 18,500 square feet of manufacturing space and 6,800 square feet of office space in Nashville, Tennessee.

Item 3.    Legal Proceedings

        The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions, including relating to moisture intrusion and related mold claims, construction defects and product liability. Certain of the liabilities resulting from these actions are covered by insurance. In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

SEPARATE ITEM:    EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Executive Officers
Ian J. McCarthy	50	President, Chief Executive Officer and Director
Michael H. Furlow	53	Executive Vice President, Chief Operating Officer
James O'Leary	40	Executive Vice President, Chief Financial Officer
John Skelton	54	Senior Vice President, Forward Planning
C. Lowell Ball	46	Senior Vice President, General Counsel
Michael T. Rand	41	Senior Vice President, Corporate Controller
Jonathan P. Smoke	34	Senior Vice President, Chief Information Officer

Business Experience

        IAN J. McCARTHY. Mr. McCarthy is the President and Chief Executive Officer of Beazer Homes and has served as a director of Beazer Homes since the initial public offering of common stock in March 1994 ("the IPO"). Mr. McCarthy has served as President of predecessors of Beazer Homes since January 1991 and was responsible for all United States residential homebuilding operations in that capacity. During the period May 1981 to January 1991, Mr. McCarthy was employed in Hong Kong and Thailand becoming a director of Beazer Far East and from January 1980 to May 1981 was employed by Kier, Ltd., a company engaged in the United Kingdom construction industry which became an indirect, wholly-owned subsidiary of Beazer PLC. Mr. McCarthy is a Chartered Civil Engineer with a Bachelor of Science degree from The City University, London. Mr. McCarthy currently serves as Chairman of HomeAid's National Advisory Board, a member of the Metro Atlanta Chamber Board of Directors, and a Trustee for the Woodruff Arts Center, Atlanta, Georgia.

        MICHAEL H. FURLOW. Mr. Furlow joined us in October 1997 as the Executive Vice President for Operations. In this capacity the Division Presidents report to Mr. Furlow and he is responsible for the performance of those operating divisions. During the 12 years prior to joining Beazer Homes, Mr. Furlow was with Pulte Home Corporation in various field and corporate roles, most recently as a Regional President. Mr. Furlow received a Bachelor of Arts degree with honors in accounting from the University of West Florida and initially worked as a Certified Public Accountant for Arthur Young & Company.

        JAMES O'LEARY. Mr. O'Leary joined us in June 2002 as Executive Vice President, Corporate Development. In August 2003 he was appointed Executive Vice President and Chief Financial Officer. Mr. O'Leary was previously with U.S. Industries, Inc. from 1995 to 2002. From 2000 to 2002, Mr. O'Leary was Chairman and CEO of LCA Group, Inc., U.S. Industries' global lighting subsidiary. He also served as Executive Vice President of U.S. Industries from 1999 to 2002, Senior Vice President and Chief Financial Officer from 1998 to 1999 and Vice President and Corporate Controller from 1995 to 1998. Mr. O'Leary held various financial and operational positions at Hanson PLC., U.S. Industries' former parent company, from 1993 to 1995 at which time U.S. Industries was spun off to Hanson's shareholders. Mr. O'Leary was with Deloitte & Touche from 1985 to 1993. Mr. O'Leary holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Business Administration degree from Pace University. Mr. O'Leary is a licensed Certified Public Accountant.

        JOHN SKELTON. Mr. Skelton served as Senior Vice President, Operations from the IPO through fiscal 1998, was appointed Senior Vice President, Financial Planning in fiscal 1999 and appointed Senior Vice President, Forward Planning in fiscal 2003. Mr. Skelton served as Vice President and Chief Financial Officer of Beazer Homes, Inc., a subsidiary of Beazer, since 1985 and Vice President and Chief Financial Officer of Beazer Homes Holdings, Inc., a subsidiary of Beazer, since April 1993.

During the period 1977 to 1985, Mr. Skelton served as Finance Director of Leech Homes, a subsidiary of Leech PLC which was acquired by Beazer PLC in 1985. After graduating with a Bachelor's degree from Durham University in the United Kingdom, he was employed by Deloitte & Touche and is a Fellow of the Institute of Chartered Accountants in England and Wales.

        C. LOWELL BALL. Mr. Ball joined us in August 2000 as Senior Vice President and General Counsel. From 1992 to August 2000, Mr. Ball held equivalent positions with commercial real estate investment, development-operating companies, including Regent Partners, Inc., Compass Management and Leasing, Inc. and Dutch Institutional Holding Company. Prior to 1992, Mr. Ball practiced law for ten years with two major Atlanta law firms: Long, Aldridge & Norman and Sutherland, Asbill & Brennan. Mr. Ball graduated with honors from the University of North Carolina School of Law where he served on the Board of Editors of the North Carolina Law Review. He also received his undergraduate degree from the University of North Carolina where he was a Morehead Scholar.

        MICHAEL T. RAND. Mr. Rand joined us in November 1996 as Vice President, Operational and Accounting Controls and was promoted to Vice President, Corporate Controller in June of 1998. Mr. Rand was promoted to Senior Vice President, Corporate Controller in October 2002. Prior to joining Beazer Homes, Mr. Rand was with the firm KPMG Peat Marwick from 1984 to 1996, at which time he served as a Senior Audit Manager. Mr. Rand holds a Bachelors degree in Commerce from the University of Virginia and is a licensed Certified Public Accountant.

        JONATHAN P. SMOKE. Mr. Smoke joined us in March 2001 as Vice President, eBusiness, was appointed Chief Information Officer in April 2002, and was promoted to Senior Vice President in September 2003. Mr. Smoke was previously with Lend Lease Corporation from 1999 to 2001 where he was responsible for ebusiness strategy and initiatives. Mr. Smoke was a management consultant with Deloitte & Touche from 1993 to 1999. Mr. Smoke holds a Master of Business Administration degree from the McCombs School of Business at the University of Texas at Austin and a Bachelor of Arts degree from Rhodes College.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

        The Company lists its common shares on the New York Stock Exchange (NYSE) under the symbol "BZH." On December 12, 2003, the last reported sales price of the Company's common stock on the NYSE was $101.05. On December 12, 2003, Beazer Homes USA, Inc. had approximately 96 shareholders of record and 13,614,895 shares of common stock outstanding. The following table sets forth, for the quarters indicated, the range of high and low trading for the Company's common stock during fiscal 2003 and 2002.

Quarter ended	September 30	June 30	March 31	December 31
2003 Period:
High	$87.94	$94.90	$63.93	$70.40
Low	$75.57	$58.18	$52.49	$51.40
2002 Period:
High	$80.75	$92.48	$95.05	$77.10
Low	$54.25	$70.91	$66.31	$41.00

Dividends

        The Company's Board of Directors on November 4, 2003 declared an initial quarterly cash dividend of $0.10 per common share payable December 22, 2003 to shareholders of record at the close of business on December 10, 2003.

        The Company historically has not paid dividends on its common stock. However, commencing with the quarterly dividend described above, the Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors will periodically reconsider the declaration of dividends and the Company will pay dividends at the discretion of the Board of Directors. The continuation of payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2003, under the most restrictive covenants of each indenture, approximately $229.5 million of our retained earnings was available for cash dividends and for share repurchases.

        The following table provides information as of September 30, 2003 with respect to our shares of common stock that may be issued under our existing equity compensation plans, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Common Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	792,715	$41.48	181,177

Item 6.    Selected Financial Data

Selected Financial Data

	Year Ended September 30,
	2003		2002		2001		2000		1999
	(dollars in thousands, except per share amounts)
Statement of Operations Data:			(iii)
Total revenue	$3,177,408		$2,641,173		$1,805,177		$1,527,865		$1,394,074
Operating income	279,155		193,174		121,027		75,623		61,800
Net income	172,745		122,634		74,876		43,606		36,934
Net income per common share:
Basic	13.41		11.64		9.19		5.28		4.59
Diluted	12.78		10.74		8.18		5.05		4.15
Balance Sheet Data (end of year):
Cash	$73,372		$124,989		$41,678		$—		$—
Inventory	1,723,483		1,364,133		844,737		629,663		532,559
Total assets	2,212,034		1,892,847		995,289		696,228		594,568
Total debt	741,365		739,100		395,238		252,349		215,000
Stockholders' equity	993,695		799,515		351,195		270,538		234,662
Supplemental Financial Data:
Cash provided by/(used in):
Operating activities	$(40,978)		$59,464		$(25,578)		$(18,726)		$34,080
Investing activities	(6,552)		(314,633)		(72,835)		(11,805)		(98,004)
Financing activities	(4,087)		338,480		140,091		30,531		(3,684)
EBIT (i)	340,980		245,060		155,983		99,189		86,013
EBITDA (i)	354,200		254,513		165,236		106,041		91,521
Interest incurred	65,295		51,171		35,825		30,897		26,874
EBIT/interest incurred	5.22	x	4.79	x	4.35	x	3.21	x	3.20	x
EBITDA/interest incurred	5.42	x	4.97	x	4.61	x	3.43	x	3.41	x
Financial Statistics (ii):
Total debt as a percentage of total debt and stockholders'equity	42.7%		48.0%		53.0%		48.3%		47.8%
Asset Turnover	1.55	x	1.83	x	2.13	x	2.37	x	2.49	x
EBIT Margin	10.7%		9.3%		8.6%		6.5%		6.2%
Return on average assets (pre-tax)	16.6%		17.0%		18.4%		15.4%		15.4%
Return on average capital (pre-tax)	20.8%		21.4%		24.6%		20.4%		19.9%
Return on average equity	19.3%		21.3%		24.1%		17.3%		17.0%

(i)
EBIT and EBITDA: EBIT (earnings before interest and taxes) equals net income before (a) previously capitalized interest amortized to costs and expenses; and (b) income taxes. EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated by adding depreciation and amortization for the period to EBIT. EBIT and EBITDA are not generally accepted accounting principles (GAAP) financial measures. EBIT and EBITDA should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBIT and EBITDA in the same manner as Beazer Homes, the EBIT and EBITDA information presented above may not be comparable to similar presentations by others.

EBITDA is a measure commonly used in the homebuilding industry and is presented to assist in understanding the ability of our operations to generate cash in addition to the cash needed to service existing interest requirements and ongoing tax obligations. By providing a measure of available cash, management believes that this non-GAAP measure enables holders of our outstanding senior indebtedness to better understand our cash performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. The measure is useful in budgeting and determining capital expenditure levels because it enables management to evaluate the amount of cash that will be available for discretionary spending.

A reconciliation of EBITDA and EBIT to cash provided/(used) by operations, the most directly comparable GAAP measure, is provided below for each period presented:

	Year Ended September 30,
	2003	2002	2001	2000	1999
Net cash provided/(used) by operating activities	$(40,978)	$59,464	$(25,578)	$(18,726)	$34,080
Increase in inventory	328,893	152,990	153,668	97,104	23,129
Provision for income taxes	112,784	79,425	47,872	27,879	23,610
Interest amortized to cost of sales	55,451	43,001	33,235	27,704	25,469
Increase in accounts payable and other liabilities	(96,224)	(71,781)	(38,721)	(39,654)	(26,058)
Change in book overdraft	—	—	(20,095)	11,219	8,876
Increase (decrease) in accounts receivable and other assets	14,702	(2,010)	16,837	1,671	4,467
Loss on early extinguishment of debt	(7,570)	—	(1,202)	—	—
Tax benefit from stock transactions	(11,502)	(12,235)	(3,837)	—	—
Other	(1,356)	5,659	3,057	(1,156)	(2,052)

EBITDA	354,200	254,513	165,236	106,041	91,521
Less depreciation and amortization	13,220	9,453	9,253	6,852	5,508

EBIT	$340,980	$245,060	$155,983	$99,189	$86,013

(ii)
Asset turnover = (total revenue divided by average total assets); EBIT margin = (EBIT divided by total revenues); Return on average assets = (EBIT divided by average total assets); Return on average capital = (EBIT divided by average total debt plus stockholders' equity); Return on average equity = (net income divided by average stockholders' equity).

(iii)
As discussed in Item 7 below and in Note 2 to the Consolidated Financial Statements, Beazer Homes acquired Crossmann Communities effective April 17, 2002.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Homebuilding:    We design, sell and build single-family homes in the following regions and states:

Southeast	West	Central	Mid-Atlantic	Midwest
Florida	Arizona	Texas	Delaware	Indiana
Georgia	California		Maryland	Kentucky
Mississippi	Colorado		New Jersey	Ohio
North Carolina	Nevada		Pennsylvania
South Carolina			Virginia
Tennessee

        We intend, subject to market conditions, to expand in our current markets through focused product expansion and price point diversification and to consider entering new markets either through expansion from existing markets or through acquisitions of established regional homebuilders. We seek to be one of the five largest builders in each of the markets that we serve.

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

        Crossmann Acquisition:    On April 16, 2002, our stockholders and the stockholders of Crossmann Communities, Inc. ("Crossmann") approved the merger of Crossmann into one of our wholly owned subsidiaries, and the merger became effective on April 17, 2002. Crossmann built single-family homes in Indiana—its home base—with operations in Kentucky, Mississippi, North Carolina, Ohio, South Carolina and Tennessee and was a leading regional builder in these markets prior to the merger. We have included Crossmann's operating results in our consolidated financial statements since April 1, 2002, less an imputed interest charge on the cash portion of the merger consideration for the period April 1, 2002 through April 16, 2002.

        The aggregate merger consideration we paid consisted of approximately 3.9 million shares of our common stock (approximately $308.6 million) and $191.6 million in cash. In connection with the merger, we also repaid approximately $125.4 million of Crossmann debt. The cash portion of the merger consideration and the repayment of Crossmann debt upon the merger were funded from proceeds from our issuance of $350 million 8 3/8% Senior Notes due 2012 in a private placement on April 17, 2002.

        Ancillary Businesses:    We have established several businesses to support our core homebuilding operations. We operate design studios in the majority of our markets. Through design studios, homebuyers can choose non-structural upgrades and options for their new home. We also provide mortgage origination services for our homebuyers through Beazer Mortgage Corporation, or Beazer Mortgage and Crossmann Mortgage Corp., or Crossmann Mortgage. Beazer Mortgage and Crossmann Mortgage originate, process and broker mortgages to third party investors. Beazer Mortgage and Crossmann Mortgage generally do not retain or service the mortgages that they broker. We also provide title services to our homebuyers in many of our markets. We will continue to evaluate opportunities to provide other ancillary services to our homebuyers.

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

        We evaluate whether events and circumstances have occurred that indicate that goodwill may be impaired. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill. We performed our annual impairment test of goodwill as of April 30, 2003 and determined that goodwill was not impaired.

Homebuilding Revenues and Costs

        Revenue from the sale of a home is recognized when the closing has occurred and the risk of ownership is transferred to the buyer. All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs (based upon an allocation of such costs, including costs to complete the development, or specific lot costs), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest and estimated warranty costs. Sales commissions are included in selling, general and administrative expense when the closing has occurred. All other costs are expensed as incurred.

Warranty Reserves

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

        Value Created:    We evaluate our financial performance and the financial performance of our operations using Value Created, a variation of economic profit or economic value added. Value Created measures the extent to which we exceed our cost of capital. It is calculated as earnings before interest and taxes (EBIT), less a charge for all of the capital employed multiplied by our estimate of our minimum weighted average cost of capital. Most of our employees receive incentive compensation based upon a combination of Value Created and the change in Value Created during the year. For key managers a portion of the incentive is put in a bank. This portion is always at risk and may be paid out over three years. We believe that our Value Created system encourages managers to act like owners, rewards profitable growth and focuses attention on long-term loyalty and performance.

        The following tables present certain operating and financial data for the years discussed:

	2003		2002
					2001
		% Change		% Change
	Amount		Amount		Amount
Number of new orders, net of cancellations(1):
Southeast Region:
Florida	1,549	22.5%	1,265	16.7%	1,084
Georgia	519	3.4	502	22.4	410
North and South Carolina	2,850	30.9	2,177	45.4	1,497
Tennessee/Mississippi	696	2.5	679	(12.8)	779

Total Southeast	5,614	21.4	4,623	22.6	3,770

West Region:
Arizona	1,443	11.5	1,294	10.1	1,175
California	2,009	(10.3)	2,239	26.7	1,767
Colorado	360	53.2	235	32.8	177
Nevada	1,330	47.6	901	30.4	691

Total West	5,142	10.1	4,669	22.5	3,810

Central Region:
Texas	1,128	(9.3)	1,244	21.7	1,022

Mid-Atlantic Region:
Maryland/Delaware	371	15.2	322	(16.4)	385
New Jersey/Pennsylvania	350	25.0	280	(15.2)	330
Virginia	934	22.4	763	5.7	722

Total Mid-Atlantic	1,655	21.2	1,365	(5.0)	1,437

Midwest Region:
Indiana	2,026	67.3	1,211	n/a	—
Kentucky	229	100.9	114	n/a	—
Ohio	522	35.9	384	n/a	—

Total Midwest	2,777	62.5	1,709	n/a	—

Total	16,316	19.9%	13,610	35.6%	10,039

Backlog at end of year:
Southeast Region:
Florida	755	12.7%	670	24.8%	537
Georgia	188	26.2	149	24.2	120
North and South Carolina	1,119	36.0	823	167.2	308
Tennessee/Mississippi	259	15.1	225	(18.2)	275

Total Southeast	2,321	24.3	1,867	50.6	1,240

West Region:
Arizona	707	15.0	615	15.6	532
California	701	(4.4)	733	32.5	553
Colorado	143	164.8	54	(72.3)	195
Nevada	736	70.8	431	32.2	326

Total West	2,287	24.8	1,833	14.1	1,606

Central Region:
Texas	396	(21.9)	507	32.0	384

Mid Atlantic Region:
Maryland/Delaware	274	83.9	149	(14.9)	175
New Jersey/Pennsylvania	213	53.2	139	2.2	136
Virginia	630	52.9	412	(5.5)	436

Total Mid Atlantic	1,117	59.6	700	(6.3)	747

Midwest Region:
Indiana	908	(15.8)	1,079	n/a	—
Kentucky	119	54.5	77	n/a	—
Ohio	278	(39.0)	456	n/a	—

Total Midwest	1,305	(19.0)	1,612	n/a	—

Total	7,426	13.9%	6,519	63.9%	3,977

(1)
New orders for 2002 and 2001 do not include 2,535 and 68 homes in backlog, respectively, from acquired operations.

(n/a)
Percentage change is not applicable. We entered Indiana, Kentucky, Mississippi and Ohio in April 2002 when we acquired Crossmann Communities.

	Year Ended September 30,
	2003		2002
					2001
		% Change		% Change
	Amount		Amount		Amount
Number of closings:
Southeast Region:
Florida	1,464	29.3%	1,132	19.4%	948
Georgia	480	1.5	473	16.5	406
North and South Carolina	2,554	21.4	2,103	45.1	1,449
Tennessee/Mississippi	662	(23.6)	867	41.9	611

Total Southeast	5,160	12.8	4,575	34.0	3,414

West Region:
Arizona	1,351	11.6	1,211	18.3	1,024
California	2,041	(0.9)	2,059	14.4	1,800
Colorado	271	(27.9)	376	817.1	41
Nevada	1,025	28.8	796	45.5	547

Total West	4,688	5.5	4,442	30.2	3,412

Central Region:
Texas	1,239	10.5	1,121	25.0	897

Mid Atlantic Region:
Maryland/Delaware	246	(29.3)	348	3.0	338
New Jersey/Pennsylvania	276	(0.4)	277	(8.9)	304
Virginia	716	(9.0)	787	13.4	694

Total Mid Atlantic	1,238	(12.3)	1,412	5.7	1,336

Midwest Region:
Indiana	2,197	51.7	1,448	n/a	—
Kentucky	187	81.6	103	n/a	—
Ohio	700	39.4	502	n/a	—

Total Midwest	3,084	50.2	2,053	n/a	—

Total	15,409	13.3%	13,603	50.2%	9,059

Homebuilding Revenues (in thousands):
Southeast Region	$900,901	18.6%	$759,646	25.4%	$605,860
West Region	1,161,983	16.9	994,120	41.4	703,196
Central Region	192,841	10.3	174,816	22.0	143,288
Mid Atlantic Region	406,708	6.9	380,296	20.1	316,725
Midwest Region	438,831	53.4	286,032	—	—

Total	$3,101,264	19.5%	$2,594,910	46.7%	$1,769,069

Average sales price per home closed (in thousands):
Southeast Region	$174.6	5.2%	$166.0	(6.5)%	$177.5
West Region	247.9	10.8	223.8	8.6	206.1
Central Region	155.6	(0.2)	155.9	(2.4)	159.7
Mid Atlantic Region	328.5	22.0	269.3	13.6	237.1
Midwest Region	142.3	2.2	139.3	n/a	—
Company Average	201.3	5.5	190.8	(2.3)	195.3
Number of active subdivisions at year end:
Southeast Region	178	(5.3)%	188	51.6%	124
West Region	97	32.9	73	(15.1)	86
Central Region	39	14.7	34	9.7	31
Mid Atlantic Region	40	14.3	35	(12.5)	40
Midwest Region	140	1.4	138	—	—

Total	494	5.6%	468	66.5%	281

New Orders:

        New orders increased in each of the last two fiscal years compared to the prior year. The increases in new orders in fiscal 2003 reflect strong overall demand in most of our markets, with the strongest growth in the Southeast, Mid-Atlantic and West regions. We believe that low interest rates and favorable demographic trends, including population growth, are fueling demand, particularly in the first-time buyer segment. The increase in new orders in the Midwest during fiscal 2003 reflects the inclusion of results from that region for a full year compared to six months of fiscal 2002. The overall increase in new orders in 2002 is attributable to strong growth in the Southeast, West and Central regions due to our commitment to the first-time buyer segment in these markets, as well as the addition of our Midwest region through the April 2002 acquisition of Crossmann.

        The fundamentals that drive sales activity are numerous and varied. On a macro level, low unemployment and low mortgage interest rates each contribute to a positive general homebuilding market environment. Our ability to stay ahead of changing customer preferences and local demographic trends with our product mix and to maintain adequate product supply (as measured by the number of active subdivisions) contributes locally to new order trends.

        Backlog:    The increases in unit backlog in each of the past two fiscal years reflect the favorable homebuilding environment driving new order activity, and our ability to gain market share. The average sales price of homes in backlog increased at September 30, 2003 to $221,500 from $198,400 at September 30, 2002 and $195,000 at September 30, 2001. The increase in the overall average price in backlog is due to our ability to raise prices in most markets, especially in our West and Mid-Atlantic regions, and an increased percentage of homes in backlog from the higher priced regions of the West and Mid-Atlantic.

Aggregate Sales Value of Homes in Backlog	(in Thousands)
2003	$1,644,814
2002	1,293,290
2001	775,612
Average Sales Price of Homes in Backlog	(in Thousands)
2003	$221.5
2002	198.4
2001	195.0

Seasonality and Quarterly Variability:

        Our homebuilding operating cycle generally reflects escalating new order activity in our second and third fiscal quarters and increased closings in our third and fourth fiscal quarters. Fiscal 2002 results include new orders and closings for Crossmann from April 1, 2002, resulting in an increase in new orders and in closings for the third and fourth fiscal quarters. We believe that the typical seasonality reflects the preference of homebuyers to shop for a new home in the spring, as well as the scheduling of construction to accommodate seasonal weather conditions.

        The following chart presents certain quarterly operating data for our last twelve fiscal quarters and is indicative of this seasonality.

New Orders	4thQ	3rdQ	2ndQ	1stQ
2003	3,862	4,734	4,579	3,141
2002	3,731	4,227	3,142	2,510
2001	2,340	2,873	3,028	1,798
Closings	4thQ	3rdQ	2ndQ	1stQ
2003	5,014	3,616	3,297	3,482
2002	4,839	3,960	2,439	2,365
2001	3,067	2,276	1,874	1,842

Financial Results:

        The following table provides additional details of revenues and certain expenses included in our consolidated statements of operations (in thousands).

	Year Ended September 30,
	2003	2002	2001
Revenues:
Homebuilding(1)	$3,097,021	$2,594,910	$1,769,069
Land and lot sales	39,069	18,051	18,017
Mortgage origination	57,152	41,006	26,572
Intercompany elimination—mortgage	(15,834)	(12,794)	(8,481)

Total revenue	$3,177,408	$2,641,173	$1,805,177

Cost of home construction and land sales:
Homebuilding(1)	$2,515,015	$2,152,757	$1,471,336
Land and lot sales	34,854	15,452	14,595
Intercompany elimination—mortgage	(15,834)	(12,794)	(8,481)

Total cost of home construction and land sales	$2,534,035	$2,155,415	$1,477,450

Selling, general and administrative:
Homebuilding operations	$325,657	$269,655	$190,551
Mortgage origination operations	30,991	22,929	14,947

Total selling, general and administrative	$356,648	$292,584	$205,498

(1)
Homebuilding revenues for fiscal 2003 reflect the deferral on a consolidated basis of $4.1 million of revenues related to closings that occurred in fiscal 2003, but for which funding was not received until fiscal 2004. During fiscal 2003, revenues and related cost of sales were not recognized on those closings where the buyers' initial investments were not sufficient to recognize profit at the time of closing. We received funding on such closings pursuant to commitments from bond authority programs in early fiscal 2004, at which time we recognized the revenues and related cost of sales.

Revenues:

        The increase in homebuilding revenues for fiscal 2003 compared to fiscal 2002 is the result of an increase in the number of homes closed and increased average sales prices in most of our markets, as well as the inclusion for a full year of the Midwest region, which we entered with the acquisition of Crossmann in April 2002.

        The increase in homebuilding revenues for fiscal 2002 compared to fiscal 2001 is the result of the addition of the Midwest region as a result of our April 2002 acquisition of Crossmann, an increase in the number of homes closed and increased average sales prices in most of our markets.

Cost of Home Construction and Land Sales:

Cost of Home Construction and Land Sales	2003	2002	2001
	(in Thousands)
Revenues	$3,177,408	$2,641,173	$1,805,177
Cost of home construction and land sales	$2,534,035	$2,155,415	$1,477,450
Gross Margin	20.2%	18.4%	18.2%

        Gross margin increased in fiscal 2003 as compared to fiscal 2002 as a result of our ability to raise prices in most markets combined with greater emphasis on focused profit improvement initiatives, including cost reductions resulting from improved efficiency and the negotiation of national and regional supply agreements. Fiscal 2003 gross margins also benefited from a higher percentage of revenues from California, where margins are high relative to other markets, while fiscal 2002 margins were negatively impacted by purchase accounting adjustments related to the Crossmann acquisition. Mortgage origination operations also contribute to gross margin improvements by directing payment of certain mortgage closing costs and discounts to Beazer Mortgage and Crossmann Mortgage rather than a third party lender. The fiscal 2003 margin improvement was achieved despite higher warranty expenses associated with construction defect claims from water intrusion in the Midwest and inventory write-downs in the Southeast.

        The gross margin in fiscal 2002 includes approximately $16.3 million of costs related to purchase accounting adjustments for the Crossmann acquisition. Excluding such costs, gross margin for fiscal 2002 was 19.0%. The increase in gross margins, before purchase accounting, in fiscal 2002 as compared to fiscal 2001 was the result of a strong housing market, where we were able to increase sales prices in most of our markets while overall costs remained stable.

        We executed several land sales during the past three fiscal years. We realized gross profits of $4.2 million, $2.6 million, and $3.4 million on these land sales in fiscal 2003, 2002 and 2001, respectively.

Selling, General and Administrative Expense:

Selling, General and Administrative Expense as a Percentage of Total Revenue
2003	11.2%
2002	11.1%
2001	11.4%

        During fiscal 2003, SG&A expense increased slightly as a percentage of revenue due primarily to higher management bonuses for fiscal 2003, the amount of which is related to the increase in our profits rather than our increase in revenue. In addition to increased management bonuses, fiscal 2003 SG&A included marketing costs incurred in preparation for the roll out of our national branding initiative launched in early fiscal 2004.

        During fiscal 2002, SG&A decreased as a percentage of revenue due to increased efficiency across an expanded base of operations.

Other Income:

        Fiscal 2003 other income decreased by $2.5 million, primarily due to the inclusion in fiscal 2002 of a $3.3 million gain on the sale of a portion of our equity interest in Homebuilders Financial Network, Inc., the entity providing management services to Beazer Mortgage. This reduction was partially offset by increased income from our title operations.

        Fiscal 2002 other income increased by $7.2 million compared to fiscal 2001 as a result of a $3.3 million gain on the sale of a portion of our equity interest in Homebuilders Financial Network, Inc., the entity providing management services to Beazer Mortgage, as well as increased joint venture income and increased income from our title operations.

Mortgage Origination Operations

Number of Mortgages Originated	2003	2002	2001
Beazer Mortgage and Crossmann Mortgage Originations	10,139	8,882	6,172
Total Closings	15,409	13,603	9,059
Capture Rate	66%	65%	68%

        Our capture rate (Beazer Mortgage and Crossmann Mortgage originations as a percentage of total home closings) during fiscal 2003 increased over 2002 due primarily to an improved capture rate in our Midwest region.

        During fiscal 2002, our capture rate decreased due to the inclusion of Crossmann Mortgage, whose capture rate for the period subsequent to April 1, 2002 was 64%.

        Our capture rate is based on total closings. Our capture rate excluding non-financed closings was approximately 71% for fiscal 2003.

Income Taxes:

        Income taxes for fiscal 2003 were provided at the effective rate of 39.5%. Income taxes for fiscal 2002 were provided at the effective rate of 39.3% (39% for the period prior to the Crossmann acquisition and 39.5% post acquisition). Income taxes for fiscal 2001 were provided at the effective rate of 39.0%. The principal difference between our effective rate and the U.S. Federal statutory rate is state income taxes.

Derivative Instruments and Hedging Activities:

        We are exposed to fluctuations in interest rates. We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. We do not enter into or hold derivatives for trading or speculative purposes. During the year ended September 30, 2001 we entered into interest rate swap agreements (the "Swap Agreements") to effectively fix the variable interest rate on $100 million of floating rate debt. The Swap Agreements mature in December 2004.

        The Swap Agreements have been designated as cash flow hedges and accordingly, are recorded at fair value in our consolidated balance sheet and the related gains or losses are deferred in stockholders' equity, net of taxes, as a component of other comprehensive income. Amounts to be received or paid as a result of the Swap Agreements are accrued and recognized as adjustments to interest related to the designated debt. The net effect of this accounting on our operating results is that interest on the variable-rate debt is generally recorded based on fixed interest rates. No portion of these hedges was considered ineffective for the year ended September 30, 2003. We expect to reclassify $2.7 million, net of taxes of $1.8 million, from other comprehensive loss to interest expense over the next twelve months.

        As a result of the Swap Agreements, we have recorded a cumulative after-tax other comprehensive loss of $3.4 million as of September 30, 2003. The estimated fair value of the Swap Agreements, based on current market rates, approximated $5.6 million at September 30, 2003 and is included in other liabilities.

Financial Condition And Liquidity:

        At September 30, 2003, we had cash of $73.4 million, compared to $125.0 million at September 30, 2002. The decrease in cash was primarily due to increased levels of inventory to support our significant growth and higher year end backlog. Our net cash used in operating activities for the year ended September 30, 2003 was $41.0 million, as increased net income and increases in accounts payable and other liabilities were offset by increased levels of inventory driven by higher year end backlog and anticipated future growth. Net cash used in investing activities was $6.6 million for fiscal 2003. Net cash used in financing activities was $4.0 million in fiscal 2003 as proceeds from our term loan were used to pay off our existing term loan and 8 7/8% Senior Notes due 2008 (as discussed below), and proceeds from stock option exercises offset cash used for share repurchases.

        Our net cash provided by operating activities was $59.5 million in fiscal 2002, as increased net income and increases in accounts payable and other liabilities offset an increase in inventories (net of inventory acquired in the Crossmann acquisition as discussed below). Net cash used in investing activities of $314.6 million in fiscal 2002, was primarily due to the use of $320.8 million for the Crossmann acquisition. Net cash provided by financing activities of $338.5 million in 2002 was primarily the result of $343 million in proceeds from our 8 3/8% Senior Notes due 2012 issued in connection with the Crossmann acquisition.

        In April 2002, we acquired Crossmann Communities for approximately $500.2 million, of which $308.6 million was paid through the issuance of 3.9 million shares of our common stock and $191.6 million was paid in cash. In connection with the merger, we also repaid approximately $125.4 million of Crossmann debt, resulting in total consideration paid of $625.6 million. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired. The cash portion of the acquisition and repayment of Crossmann debt was funded with the proceeds from a senior note offering.

        In August 2001, we acquired the assets of the homebuilding operations of Sanford Homes of Colorado for approximately $68 million, of which $59 million was paid in cash and approximately $9 million represented the assumption of accounts payable and accrued expenses. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to reflect the fair value of assets and liabilities acquired. The acquisition was funded through cash generated from operations and a portion of the proceeds from a senior note offering.

        At September 30, 2003 we had the following long-term debt (in thousands):

Debt	Due	Amount
8 3/8% Senior Notes	April 2012	$350,000
8 5/8% Senior Notes	May 2011	200,000
Term Loan	June 2007	200,000
Unamortized discount		(8,635)

Total		$741,365

        During fiscal 2003 we executed a $250 million four-year revolving credit facility (the "Revolving Credit Facility") with a group of banks. The Revolving Credit Facility matures in June 2007 and renews and extends our $250 million revolving credit facility, which was set to expire in September 2004. The Revolving Credit Facility bears interest at a fluctuating rate (2.8% at September 30, 2003) based upon LIBOR or the corporate base rate of interest announced by our lead bank. The Revolving Credit Facility contains various operating and financial covenants. As of September 30, 2003, we were in compliance with all of these covenants. Each of our significant subsidiaries is a guarantor under the Revolving Credit Facility.

        We fulfill our short-term cash requirements with cash generated from our operations and funds available from our unsecured Revolving Credit Facility. Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable. At September 30, 2003, we had no borrowings outstanding and available borrowings of $172 million under the Revolving Credit Facility.

        During fiscal 2003 we executed a $200 million four-year term loan (the "Term Loan") with a group of banks. The Term Loan matures in June 2007 and replaces our $100 million term loan that was set to mature in December 2004. The Term Loan bears interest at a fluctuating rate (2.8% at September 30, 2003) based upon LIBOR or the corporate base rate of interest announced by our lead bank. The Term Loan contains various operating and financial covenants. As of September 30, 2003, we were in compliance with all of these covenants. Each of our significant subsidiaries is a guarantor under the Term Loan. A portion of the proceeds from the increase in our Term Loan was used to retire our $100 million 8 7/8% Senior Notes due in 2008 as described below.

        We entered into Swap Agreements to manage interest costs and hedge against risks associated with fluctuating interest rates related to $100 million of floating rate debt. As of September 30, 2003, we had entered into interest rate swaps to effectively fix the interest rate (before spread) on $100 million in floating rate debt as follows: $75 million is fixed at 5.925% per annum; $10 million is fixed at 5.17% per annum; $5 million is fixed at 5.50% per annum; and $10 million is fixed at 5.055% per annum. The Swap Agreements expire in December 2004.

        In April 2002 we issued $350 million 8 3/8% Senior Notes due April 2012 (the "Original Notes") in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended. In September 2002 we completed an offer to exchange all of the outstanding Original Notes for an equal amount of 8 3/8% Senior Notes due 2012 (the "8 3/8% Senior Notes"), which were registered under the Securities Act of 1933. The terms of the 8 3/8% Senior Notes were substantially identical to the terms of the Original Notes. The Original Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs). Interest on the 8 3/8% Senior Notes is payable semiannually. We may, at our option, redeem the 8 3/8% Senior Notes in whole or in part at any time after April 2007, initially at 104.188% of the principal amount, declining to 100% of the principal amount after April 2010. A portion of such notes may also be redeemed prior to April 2005 under certain conditions. We used the proceeds from the issuance of the 8 3/8% Senior Notes to fund the cash portion of the Crossmann acquisition, to repay Crossmann's outstanding net indebtedness, to reduce borrowings under our revolving credit facility at the time, and to pay related fees, commissions and other expenses.

        In May 2001 we issued $200 million 8 5/8% Senior Notes due May 2011 (the "8 5/8% Senior Notes") at a price of 99.178% of their face amount (before underwriting discount and other issuance costs). Interest on the 8 5/8% Senior Notes is payable semiannually. We may, at our option, redeem the 8 5/8% Senior Notes in whole or in part at any time after May 2006, initially at 104.3125% of the principal amount, and declining to 100% of the principal amount after May 2009. A portion of such notes may also be redeemed prior to May 2004 under certain conditions. We used a portion of the proceeds from the issuance of the 8 5/8% Senior Notes to redeem $115 million of our 9% Senior Notes which were due in March 2004. As a result of this redemption of the 9% Senior Notes, we recorded a pre-tax charge during fiscal 2001 of $1.2 million for the write-off of associated unamortized debt issuance costs.

        A portion of the proceeds from the increase in our Term Loan was used to retire our $100 million 8 7/8% Senior Notes due in 2008 (the "8 7/8% Senior Notes"). The 8 7/8% Senior Notes were redeemed at 104.438% of the principal amount, plus accrued interest. As a result of the redemption of the 8 7/8% Senior Notes, during fiscal 2003 we recorded a pre-tax charge of $7.6 million, which includes the write off of previously capitalized fees.

        On November 13, 2003 we issued $200 million 6 1/2% Senior Notes due November 2013 (the "6 1/2% Senior Notes") in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended. The 6 1/2% Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs). Interest on the 6 1/2% Senior Notes is payable semiannually. We may, at our option, redeem the 6 1/2% Senior Notes in whole or in part at any time after November 2008, initially at 103.250% of the principal amount, declining to 100% of the principal amount after November 2011. We may redeem the 6 1/2% Senior Notes, in whole or in part, at any time before November 2008 at a redemption price equal to the principal amount thereof plus a "make-whole" premium, plus accrued and unpaid interest. A portion of such notes may also be redeemed prior to November 2006 under certain conditions. We intend to use the proceeds from the issuance of the 6 1/2% Senior Notes for general corporate purposes.

        Within 90 days after issuance of the 6 1/2% Senior Notes, we will initiate an offer to exchange all of the outstanding 6 1/2% Senior Notes for an equal amount of notes with terms substantially identical to the 6 1/2% Senior Notes, which will be registered under the Securities Act of 1933.

        All significant subsidiaries of Beazer Homes USA, Inc. ("Beazer Homes") are full and unconditional guarantors of the Senior Notes and our obligations under the Revolving Credit Facility and Term Loan, and are jointly and severally liable for our obligations under the Senior Notes, Revolving Credit Facility and Term Loan. Each significant subsidiary is a 100% owned subsidiary of Beazer Homes. Neither the Revolving Credit Facility, Term Loan nor the Senior Notes restrict distributions to Beazer Homes by its subsidiaries. At September 30, 2003 we were in compliance with all covenants related to the Revolving Credit Facility, Term Loan, and Senior Notes. At September 30, 2003, under the most restrictive covenants of each indenture, approximately $229.5 million of our retained earnings were available for cash dividends and for share repurchases.

        In February 2003 our Board of Directors approved a stock repurchase plan authorizing the purchase of up to one million shares of our outstanding common stock. As of September 30, 2003, we have repurchased 128,000 shares for an aggregate purchase price of $6.9 million or approximately $54 per share pursuant to the plan. Certain officers and employees transferred to us 31,072 and 6,977 shares of our common stock, during fiscal 2002 and 2001, respectively, valued at prevailing market prices. The transfers, made to satisfy such officers' and employees' tax obligations under certain stock incentive plans, were accounted for as a stock repurchase by the Company. The Company has since discontinued the practice of allowing officers and employees to settle tax obligations through the transfer of stock to the Company.

        The Company's Board of Directors on November 4, 2003 declared an initial quarterly cash dividend of $0.10 per common share payable December 22, 2003 to shareholders of record at the close of business on December 10, 2003.

        We attempt to control half or more of our land supply through options. At September 30, 2003 we controlled 79,716 lots (a 5.2 year supply based on fiscal 2003 closings), with 36,935 lots owned and 42,781 lots under option. The increased land supply reflects the higher level of Crossmann's land base, which was over a six year supply. We expect to exercise all of our option contracts with specific performance obligations and, subject to market conditions, substantially all of our option contracts without specific performance obligations. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to their ultimate exercise.

Land Bank	Lots	Percentage
Owned	36,935	46%
Optioned	42,781	54%

Total	79,716	100%

        In January 2000, we filed a $300 million universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. Pursuant to the filing, we may, from time to time over an extended period, offer new debt or equity securities. This shelf registration allows us to expediently access capital markets periodically. Our $200 million 8 5/8% Senior Notes were sold pursuant to this registration statement. The timing and amount of future offerings, if any, will depend on market and general business conditions.

        We believe that our current borrowing capacity at September 30, 2003 and anticipated cash flows from operations are sufficient to meet our liquidity needs for the foreseeable future.

Off-Balance Sheet Arrangements:

        We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included on our consolidated balance sheet in other liabilities at September 30, 2003. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $137.3 million at September 30, 2003. This amount includes letters of credit of approximately $38.9 million. Below is a summary of amounts (in thousands) committed under all options at September 30, 2003:

Aggregate Exercise Price of Options
Options with specific performance	$21,689
Options without specific performance	1,350,905

Total options	$1,372,594

        We expect to exercise all of our option contracts with specific performance obligations and, subject to market conditions, substantially all of our option contracts without specific performance obligations. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, can have a significant impact on the timing of option exercises. Under their current terms, and assuming no significant changes in market conditions or other factors, we expect to exercise our land options as follows (in thousands):

Year Ending September 30,
2004	$368,958
2005	434,464
Thereafter	569,172

Total	$1,372,594

        We have historically funded the exercise of land options though a combination of operating cash flows and borrowings under our Revolving Credit Facility. We expect these sources to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our land options will have a material adverse effect on our liquidity.

        We had outstanding letters of credit and performance bonds of approximately $40.3 million and $336.1 million, respectively, at September 30, 2003 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $38.9 million relating to our land option contracts discussed above. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

Recent Accounting Pronouncements:

        In April 2002, SFAS No. 145 "Rescission of SFAS No. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections" was issued. SFAS No. 145 prevents treatment as extraordinary, gains or losses on extinguishment of debt not meeting the criteria of Accounting Principles Board Opinion ("APB") No. 30. We adopted SFAS No. 145 on October 1, 2002, the beginning of fiscal 2003. As a result, the $1.2 million pre-tax charge for extinguishment of debt recorded during fiscal 2001 is no longer classified as an extraordinary loss.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 defines a Variable Interest Entity ("VIE") as an entity with insufficient equity investment to finance its planned activities without additional financial support or an entity in which the equity investors lack certain characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE is deemed to be the primary beneficiary of the VIE and must consolidate the VIE. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning with our quarter ending December 31, 2003, the first quarter of fiscal 2004.

        We have evaluated all of our existing joint venture agreements, and we have determined that none of our joint ventures are VIEs. Therefore, we have not consolidated any of our joint venture agreements pursuant to the requirements of FIN 46. We have evaluated our option contracts for land entered into subsequent to January 31, 2003 and determined we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. The consolidation of the land subject to these option contracts had the effect of increasing consolidated inventory not owned by $30.5 million with a corresponding increase to obligations related to consolidated inventory not owned in the accompanying consolidated balance sheet as of September 30, 2003. The liabilities represent the difference between the exercise price of the optioned land and our deposits. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, we reclassified $5.2 million of related option deposits from development projects in progress to consolidated inventory not owned.

        We currently estimate that we will record an additional $223 million, net of cash deposits, of consolidated inventory not owned, with a corresponding increase to obligations related to consolidated inventory not owned, during the first quarter of our 2004 fiscal year to reflect the application of FIN 46 to option agreements that we entered into prior to February 1, 2003.

        In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material impact on our financial condition, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

With the exception of certain measurement criteria deferred indefinitely by the FASB, SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact on our financial condition, results of operations or cash flows.

Outlook:

        We are optimistic about our prospects for fiscal 2004 and confident about our long-term prospects. Based on increased backlog at September 30, 2003, and our expectation for continued strength in the housing market, we expect home closings to increase in fiscal 2004. In addition, we will focus on consistently achieving sustainable and profitable growth through initiatives that leverage our national brand, increase market penetration through focused product expansion and price-point diversification and increase operating efficiencies. Based upon these factors, we currently target achieving earnings in the range of $14.00 to $14.75 per diluted share for fiscal 2004. Over the long-term, we believe that projected population growth and household formation will drive demand for housing, especially in the growth states in which we operate.

Disclosure Regarding Forward-Looking Statements:

        This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs concerning future events, and no assurance can be given that the results described in this annual report will be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as "estimate," "project," "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will," "goal," "target" or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this annual report. Except as may be required under applicable law, we do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

        These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this annual report in the sections captioned "Outlook" and "Financial Condition and Liquidity." Additional information about factors that could lead to material changes in performance is contained in our filings with the Securities and Exchange Commission. Such factors may include:

  •
  economic changes nationally or in our local markets;

  •
  volatility of mortgage interest rates and inflation;

  •
  increased competition;

  •
  shortages of skilled labor or raw materials used in the production of houses;

  •
  increased prices for labor, land and raw materials used in the production of houses;

  •
  increased land development costs on projects under development;

  •
  the cost and availability of insurance, including the availability of insurance for the presence of mold;

  •
  any delays in reacting to changing consumer preference in home design;

  •
  terrorist acts and other acts of war;

  •
  changes in consumer confidence;

  •
  delays or difficulties in implementing our initiatives to reduce our production and overhead cost structure;

  •
  delays in land development or home construction resulting from adverse weather conditions;

  •
  potential delays or increased costs in obtaining necessary permits as a result of changes to laws, regulations, or governmental policies;

  •
  changes in accounting policies, standards, guidelines or principles, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board; or

  •
  other factors over which we have little or no control.

Item 7(a).    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. During fiscal 2001 we entered into interest rate swap agreements with an aggregate notional amount of $100 million to manage our exposure to fluctuations in interest rates on $100 million of variable rate debt. These swaps effectively fix the rate on this debt at 5.74%. We do not enter into or hold derivatives for trading or speculative purposes.

        We have formally designated these agreements as cash flow hedges as discussed in Note 3 of the consolidated financial statements. The estimated fair value of the Swap Agreements, based on current market rates, was approximately $5.6 million at September 30, 2003 and is included in other liabilities.

        The estimated fair value of our fixed rate debt at September 30, 2003 was $593 million, compared to a carrying value of $541 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the fixed rate debt instruments from $593 million to $630 million at September 30, 2003.

Item 8.    Financial Statements and Supplementary Data

Beazer Homes USA, Inc.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended September 30,
	2003	2002	2001
Total revenue	$3,177,408	$2,641,173	$1,805,177
Costs and expenses:
Home construction and land sales	2,534,035	2,155,415	1,477,450
Selling, general and administrative	356,648	292,584	205,498
Expenses related to retirement of debt	7,570	—	1,202

Operating income	279,155	193,174	121,027
Other income, net	6,374	8,885	1,721

Income before income taxes	285,529	202,059	122,748
Provision for income taxes	112,784	79,425	47,872

Net income	$172,745	$122,634	$74,876

Weighted average number of shares:
Basic	12,886	10,535	8,145
Diluted	13,514	11,415	9,156
Earnings per share:
Basic	$13.41	$11.64	$9.19
Diluted	$12.78	$10.74	$8.18

See Notes to Consolidated Financial Statements

Beazer Homes USA, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30,
	2003	2002
ASSETS
Cash and cash equivalents	$73,372	$124,989
Accounts receivable	66,003	54,329
Inventory
Owned inventory	1,687,809	1,364,133
Consolidated inventory not owned	35,674	—

Total inventory	1,723,483	1,364,133
Deferred tax asset	26,160	27,099
Property, plant and equipment, net	19,185	19,096
Goodwill	251,603	251,603
Other assets	52,228	51,598

Total Assets	$2,212,034	$1,892,847

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$125,521	$108,554
Other liabilities	320,996	245,678
Obligations related to consolidated inventory not owned	30,457	—
Revolving credit facility	—	—
Term Loan	200,000	100,000
Senior Notes (net of discount of $8,635 and $10,900 respectively)	541,365	639,100

Total Liabilities	1,218,339	1,093,332

Stockholders' Equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.01 per share, 30,000,000 shares authorized, 17,501,052 and 16,725,673 issued, 13,542,976 and 12,895,597 outstanding)	175	167
Paid in capital	572,070	535,460
Retained earnings	511,349	338,604
Treasury stock, at cost (3,958,076 and 3,830,076 shares)	(70,604)	(63,679)
Unearned restricted stock	(15,852)	(6,260)
Accumulated other comprehensive loss	(3,443)	(4,777)

Total Stockholders' Equity	993,695	799,515

Total Liabilities and Stockholders' Equity	$2,212,034	$1,892,847

See Notes to Consolidated Financial Statements

Beazer Homes USA, Inc.
Consolidated Statement of Stockholders' Equity
(dollars in thousands)

	Preferred Stock	Common Stock	Paid in Capital	Retained Earnings	Treasury Stock	Unearned Restricted Stock	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2000	$—	$123	$195,134	$141,094	$(61,204)	$(4,609)	$—	$270,538
Comprehensive income:
Net income				74,876				74,876
Unrealized loss on interest rate swaps, net of tax of $2,228							(3,483)	(3,483)

Total comprehensive income								71,393
Amortization of unearned restricted stock						2,926		2,926
Exercises of stock options		1	2,286					2,287
Issuance of Bonus Stock			431			89		520
Tax benefit from stock transactions			3,837					3,837
Purchase of treasury stock (6,977 shares)					(306)			(306)
Other			433			(433)		—

Balance, September 30, 2001	—	124	202,121	215,970	(61,510)	(2,027)	(3,483)	351,195
Comprehensive income:
Net income				122,634				122,634
Unrealized loss on interest rate swaps, net of tax of $845							(1,294)	(1,294)

Total comprehensive income								121,340
Amortization of unearned restricted stock						2,365		2,365
Exercises of stock options		3	5,159					5,162
Issuance of Bonus Stock		1	813					814
Tax benefit from stock transactions			12,235					12,235
Issuance of restricted stock (79,337 shares)			6,281			(6,281)		—
Stock issued for Crossmann acquisition (3,8571,166 shares)		39	308,534					308,573
Purchase of treasury stock (31,072 shares)					(2,169)			(2,169)
Other			317			(317)		—

Balance, September 30, 2002	—	167	535,460	338,604	(63,679)	(6,260)	(4,777)	799,515
Comprehensive income:
Net income				172,745				172,745
Unrealized gain on interest rate swaps, net of tax of $871							1,334	1,334

Total comprehensive income								174,079
Amortization of unearned restricted stock						3,984		3,984
Exercises of stock options		6	9,799					9,805
Issuance of Bonus Stock			1,735					1,735
Tax benefit from stock transactions			11,502					11,502
Issuance of restricted stock (215,642 shares)		2	13,280			(13,282)		—
Purchase of treasury stock (128,000 shares)					(6,925)			(6,925)
Other			294			(294)

Balance, September 30, 2003	$—	$175	$572,070	$511,349	$(70,604)	$(15,852)	$(3,443)	$993,695

See Notes to Consolidated Financial Statements

Beazer Homes USA, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Net income	$172,745	$122,634	$74,876
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation and amortization	13,220	9,453	9,253
Loss on extinguishment of debt	7,570	—	1,202
Deferred income tax provision (benefit)	87	(6,613)	(7,906)
Tax benefit from stock transactions	11,502	12,235	3,837
Changes in operating assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable	(11,674)	(13,601)	(15,814)
Increase in inventory	(328,893)	(152,990)	(153,668)
Decrease/(increase) in other assets	(3,028)	15,611	(1,023)
Increase/(decrease) in trade accounts payable	16,967	23,481	(26,676)
Increase in other liabilities	79,257	48,300	65,397
Change in book overdraft	—	—	20,095
Other changes	1,198	954	4,849

Net cash provided/(used) by operating activities	(41,049)	59,464	(25,578)

Cash flows from investing activities:
Capital expenditures	(9,325)	(8,213)	(5,906)
Proceeds from sale of fixed assets	—	4,800	—
Investments in unconsolidated joint ventures	(4,941)	(3,146)	(4,517)
Distributions from and proceeds from sale of unconsolidated joint ventures	7,714	12,736	—
Acquisitions, net of cash acquired	—	(320,810)	(62,412)

Net cash used by investing activities	(6,552)	(314,633)	(72,835)

Cash flows from financing activities:
Change in revolving credit facility	—	—	(40,000)
Proceeds from Term Loan	200,000	—	100,000
Repayment of Term Loan	(100,000)	—	—
Redemption of 8 7/8% Senior Notes	(104,438)	—	—
Proceeds from issuance of 8 3/8% Senior Notes	—	343,000	—
Proceeds from issuance of 8 5/8% Senior Notes	—	—	198,356
Redemption of 9% Senior Notes	—	—	(115,000)
Debt issuance costs	(2,458)	(7,513)	(5,246)
Proceeds from stock option exercises	9,805	5,162	2,287
Common share repurchases	(6,925)	(2,169)	(306)

Net cash provided/(used) by financing activities	(4,016)	338,480	140,091

Increase/(decrease) in cash and cash equivalents	(51,617)	83,311	41,678
Cash and cash equivalents at beginning of year	124,989	41,678	—

Cash and cash equivalents at end of year	$73,372	$124,989	$41,678

Supplemental cash flow information:
Interest paid	$67,580	$37,178	$28,241
Income taxes paid	$77,904	$81,534	$38,288
Supplemental disclosure of non-cash activity:
Issuance of common stock related to acquisition	$—	$308,573	$—
Consolidated inventory not owned	$30,457	$—	$—

See Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

        Organization—Beazer Homes USA, Inc. is one of the ten largest single-family homebuilders in the United States based on number of homes closed. We design, sell and build single-family homes in over 35 markets located in Arizona, California, Colorado, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, Nevada, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. We also provide mortgage origination services for our homebuyers through Beazer Mortgage Corporation, or Beazer Mortgage, and Crossmann Mortgage Corp., or Crossmann Mortgage. In addition, we provide title services to our homebuyers in many of our markets.

        Presentation—Our homebuilding operations conducted across several geographic regions of the United States have similar characteristics; therefore, they have been aggregated into one reportable segment-the homebuilding segment.

        The accompanying consolidated financial statements include the accounts of Beazer Homes USA, Inc., and our wholly owned subsidiaries. Intercompany balances have been eliminated in consolidation.

        Cash and Cash Equivalents—We consider investments with maturities of three months or less when purchased to be cash equivalents.

        Inventory—Owned inventory consists solely of residential real estate developments. Interest, real estate taxes and development costs are capitalized in inventory during the development and construction period. Sold units are expensed on a specific identification basis or on a relative sales value basis as cost of sales. Consolidated inventory not owned represents that fair value of land under option agreements consolidated pursuant to Financial Accounting Standards Board ("FASB") Interpretation No. 46. See additional discussion in the Recent Accounting Pronouncements section of this Note 1.

        Property, Plant and Equipment—Property, plant and equipment are recorded at cost. Depreciation is computed on a straight line basis at rates based on estimated useful lives as follows:

Buildings	15 years
Machinery and equipment	3 - 12 years
Information systems	3 - 5 years
Furniture and fixtures	3 - 5 years

        Impairment of Long Lived Assets—Housing projects and unimproved land held for future development (components of inventory) and property, plant and equipment are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

        Goodwill—Goodwill represents the excess of the purchase price over the fair value of assets acquired. We adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" effective October 1, 2001 which resulted in the discontinuation of amortization of goodwill. Goodwill arising from our April 2002 and August 2001 acquisitions (Note 2) is not being amortized. Amortization expense of goodwill was $801,000 for the year ended September 30, 2001. Associated accumulated amortization was $5,588,000 at September 30, 2001. Net income for the year ended September 30, 2001 would have been $75.5 million ($8.25 per share) after adding back goodwill amortization.

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

        We evaluate whether events and circumstances have occurred that indicate that goodwill may be impaired. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill. We performed our annual impairment test of goodwill as of April 30, 2003 and determined that goodwill was not impaired. Identifiable intangible assets, other than goodwill, are immaterial.

        Other Assets—Other assets include prepaid expenses, debt issuance costs and investments in unconsolidated entities, including our interests in real estate development joint ventures.

        Income Taxes—Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

        Other Liabilities—Other liabilities include homebuyer deposits, land purchase obligations, accrued compensation, accrued warranty costs and various other accrued expenses.

        Income Recognition and Classification of Costs—Income from the sale of residential units or land parcels is recognized when closings have occurred and the risk of ownership is transferred to the buyer. Sales commissions are included in selling, general and administrative expense.

        Fees paid to Beazer Mortgage and Crossmann Mortgage from third party lenders are recognized as revenue concurrent with the closing on the sale of the residential unit. All expenses of operating Beazer Mortgage and Crossmann Mortgage are included in selling, general and administrative expense in the period incurred.

        Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.5% to 1.0% of total revenue and, based upon experience, have been sufficient to cover costs incurred.

        Advertising costs of $34,775,000, $28,237,000, and $19,793,000 for fiscal years 2003, 2002 and 2001, respectively, are expensed as incurred.

        Earnings Per Share—The computation of basic earnings per common share is determined by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share additionally gives effect (when dilutive) to stock options and other stock based awards.

        Fair Value of Financial Instruments—The historical carrying amount of cash and cash equivalents and our Term Loan are reasonable estimates of their fair value. The fair value of our publicly held Senior Notes (Note 9) is estimated based on the quoted bid prices for these debt instruments and was approximately $593 million at September 30, 2003 and $652 million at September 30, 2002. The fair values of our interest rate swaps, based on current rates, approximated $5.6 million at September 30, 2003 and $7.9 million at September 30, 2002, and is included in other liabilities.

        Stock-based Compensation—We account for stock option grants under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No compensation expense is recognized because all stock options granted have exercise prices not less than the market value of our stock on the date of the grant. Restricted stock grants are valued based on the market price of the common stock on the date of the grant. Unearned compensation arising from the restricted stock grants is amortized to expense using the straight-line method over the period of the restrictions. Unearned restricted stock is shown as a reduction of stockholders' equity in the consolidated balance sheets.

        The following table illustrates the effect (in thousands, except per share amounts) on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure", to stock-based employee compensation:

	2003	Year Ended September 30, 2002	2001
Net income, as reported	$172,745	$122,634	$74,876
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,410	1,443	1,785
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,409)	(3,057)	(3,224)

Pro forma net income	$169,746	$121,020	$73,437

Earnings per share:
Basic—as reported	$13.41	$11.64	$9.19

Basic—pro forma	$13.17	$11.49	$9.02

Diluted—as reported	$12.78	$10.74	$8.18

Diluted—pro forma	$12.65	$10.66	$8.09

        The weighted average fair value of each option granted during the years ended September 30, 2003 and 2002 was $32.89 and $38.30, respectively. There were no options granted during the year ended September 30, 2001. The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended September 30,
	2003	2002
Expected volatility	46.7%	40.7%
Expected dividend yield	none	none
Risk-free interest rate	3.6%	4.9%
Expected life (in years)	7.0	7.0

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Reclassifications—Certain items in prior-period financial statements have been reclassified to conform to the current presentation.

        Recent Accounting Pronouncements—In April 2002, SFAS No. 145 "Rescission of SFAS No. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections" was issued. SFAS No. 145 prevents treatment as extraordinary, gains or losses on extinguishment of debt not meeting the criteria of APB

No. 30. We adopted SFAS No. 145 on October 1, 2002, the beginning of fiscal 2003. As a result, the $1.2 million pre-tax charge for extinguishment of debt recorded during fiscal 2001 (see Note 9) is no longer classified as an extraordinary loss.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 defines a Variable Interest Entity ("VIE") as an entity with insufficient equity investment to finance its planned activities without additional financial support or an entity in which the equity investors lack certain characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE is deemed to be the primary beneficiary of the VIE and must consolidate the VIE. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning with our quarter ending December 31, 2003, the first quarter of fiscal 2004.

        We have evaluated all of our existing joint venture agreements, and we have determined that none of our joint ventures are VIEs. Therefore, we have not consolidated any of our joint venture agreements pursuant to the requirements of FIN 46. We have evaluated our option contracts for land entered into subsequent to January 31, 2003 and determined we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. The consolidation of the land subject to these option contracts had the effect of increasing consolidated inventory not owned by $30.5 million with a corresponding increase to obligations related to consolidated inventory not owned in the accompanying consolidated balance sheet as of September 30, 2003. The liabilities represent the difference between the exercise price of the optioned land and our deposits. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, we reclassified $5.2 million of related option deposits from development projects in progress to consolidated inventory not owned.

        We currently estimate that we will record an additional $223 million, net of cash deposits, of consolidated inventory not owned, with a corresponding increase to obligations related to consolidated inventory not owned, during the first quarter of our 2004 fiscal year to reflect the application of FIN 46 to option agreements that we entered into prior to February 1, 2003.

        In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material impact on our financial condition, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. With the exception of certain measurement criteria deferred indefinitely by the FASB, SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact on our financial condition, results of operations or cash flows.

(2)   Acquisitions

        Effective April 17, 2002, Beazer Homes acquired Crossmann Communities, Inc. ("Crossmann"). Crossmann built single-family homes in Indiana—its home base—with operations in Kentucky, Mississippi, North Carolina, Ohio, South Carolina and Tennessee. This acquisition represented our entry into the Midwest region and strengthened our focus on the first-time homebuyer segment. We have included Crossmann's operating results in our consolidated financial statements since April 1, 2002.

        The aggregate merger consideration we paid totaled approximately $500.2 million and consisted of approximately 3.9 million shares of Beazer Homes common stock (approximately $308.6 million) and approximately $191.6 million in cash. In connection with the merger, we also repaid approximately $125.4 million of Crossmann debt, resulting in total consideration paid of $625.6 million. The cash portion of the merger consideration and the repayment of Crossmann debt upon the merger were funded from net proceeds of our issuance of $350 million 8 3/8% Senior Notes due 2012 in a private placement on April 17, 2002.

        The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to reflect the fair value of assets and liabilities acquired. Under this method, Crossmann assets acquired and liabilities assumed were recorded on our balance sheet at their fair market value as of April 1, 2002. This resulted in an inventory write-up to fair value of $26.9 million and a write-down of fixed assets to fair value of $1.1 million. This acquisition resulted in approximately $239.9 million of goodwill, none of which is deductible for income tax purposes.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Inventory	$357,801
Property, plant and equipment, net	9,085
Goodwill	239,919
Other assets	61,722

Total assets acquired	$668,527
Accounts payable and accrued liabilities	$31,455
Revolving credit facility	59,600
Other debt	63,641

Total liabilities assumed	154,696

Net assets acquired	$513,831

        In August 2001, we acquired the assets and certain liabilities (approximately $9 million) of Sanford Homes of Colorado LLLP for approximately $59 million in cash. The acquisition was accounted for as a purchase; accordingly the purchase price was allocated to reflect the fair value of assets and liabilities acquired. This acquisition resulted in $4.5 million of goodwill and $1 million of other intangible assets. Sanford's operating results have been included in our consolidated financial statements since August 1, 2001.

        The following unaudited pro forma financial data (in thousands, except per share amounts) gives effect to our acquisitions of Crossmann and Sanford as if they had occurred on the first day of the fiscal year of acquisition and on the first day of the comparable prior period. The pro forma financial data is provided for comparative purposes only and is not necessarily indicative of the results that would have been obtained if the acquisitions had been effected at those dates.

	Year Ended September 30,
	2002	2001
Total revenues	$3,046,841	$2,708,587
Net income	141,753	125,322
Net income per share:
Basic	$11.37	$10.45
Diluted	10.62	9.63

(3)   Derivative Instruments and Hedging Activities

        We are exposed to fluctuations in interest rates. We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. We do not enter into or hold derivatives for trading or speculative purposes. During the year ended September 30, 2001 we entered into interest rate swap agreements (the "Swap Agreements") to effectively fix the variable interest rate on $100 million of floating rate debt. The Swap Agreements mature in December 2004.

        The Swap Agreements have been designated as cash flow hedges and accordingly, are recorded at fair value in our consolidated balance sheet and the related gains or losses are deferred in stockholders' equity, net of taxes, as a component of other comprehensive income. Amounts to be received or paid as a result of the Swap Agreements are accrued and recognized as adjustments to interest related to the designated debt. The net effect of this accounting on our operating results is that interest on the variable-rate debt is generally recorded based on fixed interest rates. No portion of these hedges was considered ineffective for the year ended September 30, 2003. We expect to reclassify $2.7 million, net of taxes of $1.8 million, from other comprehensive loss to interest expense over the next twelve months.

        As a result of the Swap Agreements, we have recorded a cumulative after-tax other comprehensive loss of $3.4 million as of September 30, 2003. The estimated fair value of the Swap Agreements, based on current market rates, approximated $5.6 million at September 30, 2003 and is included in other liabilities.

(4)   Inventory

        Inventory consists of (in thousands):

September 30,	2003	2002
Homes under construction	$658,909	$596,644
Development projects in progress	919,257	653,871
Unimproved land held for future development	33,583	43,829
Model homes	76,060	69,789
Consolidated inventory not owned	35,674	—

	$1,723,483	$1.364,133

        Homes under construction include homes finished and ready for delivery and homes in various stages of construction. We had 362 ($58.3 million) and 507 ($68.7 million) completed homes that were not subject to a sales contract, not including model homes, at September 30, 2003 and 2002, respectively.

        Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

        Inventory located in California, the state with our largest concentration of inventory, was $323.8 million and $188.2 million at September 30, 2003, and 2002, respectively.

        We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included on our consolidated balance sheet in other liabilities at September 30, 2003. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $137.3 million at September 30, 2003. This amount includes letters of credit of approximately $38.9 million. Below is a summary of amounts (in thousands) committed under all options at September 30, 2003:

Aggregate Exercise Price of Options
Options with specific performance	$21,689
Options without specific performance	1,350,905

Total options	$1,372,594

        We expect to exercise all of our option contracts with specific performance obligations and, subject to market conditions, substantially all of our option contracts without specific performance obligations. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, can have a significant impact on the timing of option exercises. Under their current terms, and assuming no significant changes in market conditions or other factors, we expect to exercise our land options as follows (in thousands):

Year Ending September 30,
2004	$269,537
2005	458,371
Thereafter	644,686

Total	$1,372,594

(5)    Interest

        Information regarding interest (in thousands) is as follows:

	Year Ended September 30,
	2003	2002	2001
Capitalized interest in inventory, beginning of year	$24,441	$16,271	$13,681
Interest incurred and capitalized	65,295	51,171	35,825
Capitalized interest amortized to cost of sales	(55,451)	(43,001)	(33,235)

Capitalized interest in inventory, End of the year	$34,285	$24,441	$16,271

(6)    Property, Plant and Equipment

        Property, plant and equipment consists of (in thousands):

	September 30,
	2003	2002
Land and buildings	$1,011	$1,133
Leasehold improvements	5,429	4,558
Machinery and equipment	18,954	14,186
Information systems	14,608	13,190
Furniture and fixtures	13,960	13,986

	53,962	47,053
Less: Accumulated depreciation	(34,777)	(27,957)

Property, plant and equipment, net	$19,185	$19,096

(7)    Revolving Credit Facility

        During fiscal 2003 we executed a $250 million four-year revolving credit facility (the "Revolving Credit Facility") with a group of banks. The Revolving Credit Facility matures in June 2007 and renews and extends our $250 million revolving credit facility, which was set to expire in September 2004. The Revolving Credit Facility bears interest at a fluctuating rate (2.8% at September 30, 2003) based upon LIBOR or the corporate base rate of interest announced by our lead bank. The Revolving Credit Facility contains various operating and financial covenants. Each of our significant subsidiaries is a guarantor under the Revolving Credit Facility.

        Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable. At September 30, 2003 we had no borrowings outstanding, and had available borrowings of $172 million under the Revolving Credit Facility.

(8)    Term Loan

        During fiscal 2003 we executed a $200 million four-year term loan (the "Term Loan") with a group of banks. The Term Loan matures in June 2007 and replaces our $100 million term loan that was set to mature in December 2004. The Term Loan bears interest at a fluctuating rate (2.8% at September 30, 2003) based upon LIBOR or the corporate base rate of interest announced by our lead bank. The Term Loan contains various operating and financial covenants. Each of our significant subsidiaries is a guarantor under the Term Loan. As discussed in Note 9, a portion of the proceeds from the increase in our Term Loan were used to retire our $100 million 8 7/8% Senior Notes due in 2008.

        As discussed in Note 3, we entered into Swap Agreements to manage interest costs and hedge against risks associated with fluctuating interest rates related to $100 million of floating rate debt. As of September 30, 2003, we had entered into interest rate swaps to effectively fix the interest rate (before spread) on $100 million in floating rate debt as follows: $75 million is fixed at 5.925% per annum; $10 million is fixed at 5.17% per annum; $5 million is fixed at 5.50% per annum; and $10 million is fixed at 5.055% per annum. The Swap Agreements expire in December 2004.

(9)    Senior Notes

        In April 2002 we issued $350 million 8 3/8% Senior Notes due April 2012 (the "Original Notes") in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended. In September 2002 we completed an offer to exchange all of the outstanding Original Notes for an equal amount of 8 3/8% Senior Notes due 2012 (the "8 3/8% Senior Notes"), which were registered under the Securities Act of 1933. The terms of the 8 3/8% Senior Notes were substantially identical to the terms of the Original Notes. The Original Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs). Interest on the 8 3/8% Senior Notes is payable semiannually. We may, at our option, redeem the 8 3/8% Senior Notes in whole or in part at any time after April 2007, initially at 104.188% of the principal amount, declining to 100% of the principal amount after April 2010. A portion of such notes may also be redeemed prior to April 2005 under certain conditions. We used the proceeds from the issuance of the 8 3/8% Senior Notes to fund the cash portion of the Crossmann acquisition, to repay Crossmann's outstanding net indebtedness, to reduce borrowings under our revolving credit facility at the time, and to pay related fees, commissions and other expenses.

        In May 2001 we issued $200 million 8 5/8% Senior Notes due May 2011 (the "8 5/8% Senior Notes") at a price of 99.178% of their face amount (before underwriting discount and other issuance costs). Interest on the 8 5/8% Senior Notes is payable semiannually. We may, at our option, redeem the 8 5/8% Senior Notes in whole or in part at any time after May 2006, initially at 104.3125% of the principal amount, declining to 100% of the principal amount after May 2009. A portion of such notes may also be redeemed prior to May 2004 under certain conditions. We used a portion of the proceeds from the issuance of the 8 5/8% Senior Notes to redeem $115 million of our 9% Senior Notes which were due in March 2004. As a result of this redemption of the 9% Senior Notes, we recorded a pre-tax charge during fiscal 2001 of $1.2 million for the write-off of associated unamortized debt issuance costs.

        A portion of the proceeds from the increase in our Term Loan was used to retire our $100 million 8 7/8% Senior Notes due in 2008 (the "8 7/8% Senior Notes"). The 8 7/8% Senior Notes were redeemed at 104.438% of the principal amount, plus accrued interest. As a result of the redemption of the 8 7/8% Senior Notes, we recorded a pre-tax charge of $7.6 million, which includes the write off of previously capitalized fees, during fiscal 2003.

        The 8 3/8% Senior Notes and the 8 5/8% Senior Notes (collectively the "Senior Notes") are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. All of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and our obligations under the Revolving Credit Facility and Term Loan, and are jointly and severally liable for obligations under the Senior Notes, Revolving Credit Facility and Term Loan. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

        The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2003, under the most restrictive covenants of each indenture, approximately $229.5 million of our retained earnings was available for cash dividends and for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

(10)    Income Taxes

        The provision for income taxes consists of (in thousands):

	Year Ended September 30,
	2003	2002	2001
Current:
Federal	$106,871	$78,709	$48,926
State	16,261	13,566	7,943
Deferred	(10,348)	(12,850)	(8,997)

Total	$112,784	$79,425	$47,872

        The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate as follows (in thousands):

	Year Ended September 30,
	2003	2002	2001
Income tax computed at statutory rate	$99,935	$70,721	$42,962
State income taxes, net of federal benefit	12,764	8,524	4,686
Goodwill amortization	—	—	189
Other	85	180	35

Total	$112,784	$79,425	$47,872

        Deferred tax assets and liabilities are composed of the following (in thousands):

	September 30,
	2003	2002
Deferred Tax Assets:
Warranty and other reserves	$19,352	$13,895
Incentive compensation	3,752	8,779
Property, equipment and other assets	3,604	2,376
Interest rate swaps	2,203	3,073
Other	767	—

Total Deferred Tax Assets	29,678	28,123

Deferred Tax Liabilities:
Inventory valuation	(3,518)	(825)
Other	—	(199)

Net Deferred Tax Asset	$26,160	$27,099

        We believe that based upon our history of profitable operations, it is more likely than not that our net deferred tax asset will be realized.

(11)    Leases

        We are obligated under various noncancelable operating leases for office facilities and equipment. Rental expense under these agreements amounted to approximately $11,562,000, $9,654,000 and $7,569,000 for the years ended September 30, 2003, 2002 and 2001, respectively. As of September 30,

2003, future minimum lease payments under noncancelable operating lease agreements are as follows: (in thousands):

Year Ending September 30,
2004	$9,122
2005	7,906
2006	5,552
2007	4,431
2008	3,136
Thereafter	6,353

Total	$36,500

(12)    Stockholders' Equity

        Preferred Stock—We currently have no shares of preferred stock outstanding.

        Common Stock Repurchase Plan—In February 2003 our Board of Directors approved a stock repurchase plan authorizing the purchase of up to one million shares of our outstanding common stock. As of September 30, 2003, we have repurchased 128,000 shares for an aggregate purchase price of $6.9 million or approximately $54 per share pursuant to the plan.

        Shareholder Rights Plan—In June 1996 our Board of Directors adopted a Shareholder Rights Plan and distributed a dividend of one preferred share purchase right (a "Right") to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share (the "Junior Preferred Shares"), of Beazer Homes. The Rights become exercisable in certain limited circumstances involving principally the acquisition of over 20% of our outstanding common stock by any one individual or group. The Rights are initially exercisable at a price of $80 per one hundredth of a Junior Preferred Share subject to adjustment. Following certain other events after the Rights have become exercisable, each Right entitles its holder to purchase at the Right's then-current exercise price, a number of shares of our common stock having a market value of twice such price, or, in certain circumstances, securities of the acquirer, having a then-current market value of two times the exercise price of the Right.

        The Rights are redeemable and may be amended at our option before they become exercisable. Until a Right is exercised, the holder of a Right has no rights as a shareholder of Beazer Homes. The Rights expire in June 2006.

        Dividends—The Company's Board of Directors on November 4, 2003 declared an initial quarterly cash dividend of $0.10 per common share payable December 22, 2003 to shareholders of record at the close of business on December 10, 2003.

(13)    Earnings Per Share

        Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended September 30,
	2003	2002	2001
Basic:
Net income	$172,745	$122,634	$74,876
Weighted average number of common shares outstanding	12,886	10,535	8,145
Basic earnings per share	$13.41	$11.64	$9.19

Diluted:
Net income applicable to common stockholders	$172,745	$122,634	$74,876
Weighted average number of common shares outstanding	12,886	10,535	8,145
Effect of dilutive securities:
Restricted stock units	252	364	493
Options to acquire common stock	376	516	518

Diluted weighted average number of common shares outstanding	13,514	11,415	9,156
Diluted earnings per share	$12.78	$10.74	$8.18

        Options to purchase 137,326 and 143,898 shares of common stock were not included in the computation of diluted earnings per share for the years ended September 30, 2003 and 2002, respectively, because the options' exercise price was greater than the average market price of the common shares during those years.

(14)    Retirement Plan and Incentive Awards

        401(k) Retirement Plan—We sponsor a 401(k) Plan (the "Plan"). Substantially all employees are eligible for participation in the Plan after completing one month of service with us. Participants may defer and contribute to the Plan from 1% to 80% of their salary with certain limitations on highly compensated individuals. We match 50% of the first 6% of the participant's contributions. The participant's contributions vest 100% immediately, while our contributions vest over five years. Our total contributions for the years ended September 30, 2003, 2002 and 2001 were approximately $2,022,000, $1,851,000, and $1,632,000, respectively.

        Deferred Compensation Plan—During fiscal 2002, we adopted the Beazer Homes USA, Inc. Deferred Compensation Plan (the "DCP Plan"). The DCP Plan is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The Plan allows the executives to defer current compensation on a pre-tax basis to a future year, up until termination of employment. The objectives of the Plan are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding, and retaining highly compensated executives. Participation in the plan is voluntary. Beazer Homes may voluntarily make a contribution to the participants' DCP accounts. For the years ended September 30, 2003 and 2002, Beazer Homes contributed $626,000 and $284,000, respectively, to the DCP Plan.

        Stock Incentive Plans—During fiscal 2000, we adopted the 1999 Stock Incentive Plan (the "1999 Plan") because the shares reserved under the 1994 Stock Incentive Plan (the "1994 Plan") had been substantially depleted. We also have the Non-Employee Director Stock Option Plan (the "Non-

Employee Director Plan"). At September 30, 2003, we had reserved 2,975,000 shares of common stock for issuance under our various stock incentive plans, of which 181,177 shares are available for future grants.

        Stock Option Awards—We have issued several stock option awards to officers and key employees under both the 1999 Plan and the 1994 Plan and to non-employee directors pursuant to the Non-Employee Director Plan. Stock options are generally exercisable at the fair market value of the common stock on the grant date, vest three years after the date of grant and may be exercised thereafter until their expiration on the tenth anniversary from the date such options were granted, subject to forfeiture upon termination of employment as provided in the applicable plan.

        Stock Option Awards—Information regarding activity under our stock option plans is summarized as follows:

	Year Ended September 30,
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,070,880	$28.37	1,230,540	$19.62	1,369,290	$19.37
Granted	214,577	$62.21	166,245	75.10	—	—
Exercised	(462,506)	$21.69	(298,907)	18.46	(134,000)	17.02
Forfeited	(30,236)	$47.40	(26,998)	27.10	(4,750)	20.19

Options outstanding at end of year	792,715	$41.48	1,070,880	$28.37	1,230,540	$19.62

Options exercisable at end of year	455,087	$20.69	390,537	$19.86	649,250	$18.63

        The following table summarizes information about stock options outstanding and exercisable at September 30, 2003:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13-$18	167,524	6	$17.49	167,524	$17.49
$20-$25	287,563	6	22.56	287,563	22.56
$56-$63	201,064	9	62.19	—	—
$74-$87	136,564	9	80.27	—	—

	792,715			455,087

        Other Stock Awards—We have made several restricted stock awards to officers and key employees under both the 1999 Plan and the 1994 Plan. All restricted stock is awarded in the name of the participant, who has all the rights of other common stockholders with respect to such stock, subject to restrictions and forfeiture provisions. Accordingly, such restricted stock awards are considered outstanding shares. Certain restricted stock awards vest three years after the date of grant, while others vest seven years after the date of grant but provide for accelerated vesting if certain performance goals are achieved. Compensation expense recognized for such awards totaled $3,984,000, $2,365,000 and $2,926,000 for the years ended September 30, 2003, 2002 and 2001 respectively.

        Activity relating to restricted stock awards is summarized as follows:

	Year Ended September 30,
	2003	2002	2001
Restricted shares, beginning of year	88,337	134,625	381,624
Shares awarded	215,642	79,337	—
Shares forfeited	(2,026)	—	(4,820)
Shares vested	(9,000)	(125,625)	(242,179)

Restricted shares, end of year	292,953	88,337	134,625

        We have an incentive compensation plan (called the Value Created Incentive Plan), modeled under the concepts of economic profit or economic value added. Participants may receive a portion of their earned annual incentive compensation under the plan in our common stock (the "Bonus Stock"). Such shares are issued after a three-year vesting period, subject to an election for further deferral by the participant, at a discount to the stock's market value at the time the bonus was earned. Should the participant's employment terminate during the vesting period, the deferred incentive compensation is settled in cash or cash and stock, depending on the cause of termination.

        Activity relating to Bonus Stock is as follows:

	Year Ended September 30,
	2003	2002	2001
Bonus Stock issuable, beginning of year	209,158	237,362	227,713
Shares awarded	22,847	28,029	47,504
Shares forfeited	(6,370)	(2,905)	(10,598)
Shares vested and issued	(97,231)	(53,328)	(27,257)

Bonus Stock issuable, end of year	128,404	209,158	237,362

        Our former Chief Financial Officer resigned effective September 30, 2003. Effective October 1, 2003, Beazer Homes and our former CFO entered into a consulting and non-compete agreement pursuant to which our former CFO will retain and continue to vest in various stock awards during the two year life of the agreement which would have otherwise been forfeited upon termination, representing up to 46,409 shares of the Company's common stock. As a result, $3,300,000 of unearned compensation cost was recorded to reflect the fair value of the stock awards as of September 30, 2003. Such unearned compensation cost, as adjusted by changes in the value of the Company's common stock, will be recognized over the two year life of the consulting and non-compete agreement.

(15) Contingencies

        We had outstanding letters of credit and performance bonds of approximately $40.3 million and $336.1 million, respectively, at September 30, 2003 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $38.9 million relating to our land option contracts discussed in Note 4. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

        The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions, including relating to moisture intrusion and related mold claims, construction defects and product liability. Certain of the liabilities resulting from these actions are covered by insurance. While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations, such matters are subject to inherent uncertainties. The Company has recorded reserves to provide for the anticipated costs associated with the resolution of these matters. However, there exists the possibility that the costs to resolve these matters could differ from the recorded estimates and therefore have a material adverse impact on the Company's net income of the periods in which the matters are resolved.

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

        We self-insure our structural warranty obligations through our wholly-owned risk retention groups, United Home Insurance Company, A Risk Retention Group ("UHIC") and Meridian Structural Insurance, Risk Retention Group Inc. ("Meridian"). We believe this results in cost savings as well as increased control over the warranty process. As of September 30, 2003, Meridian was merged into UHIC.

        There can be no assurance, however, that the terms and limitations of the limited warranty will be enforceable against the homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, the cost of repairs, and or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

        We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and claims in progress. Warranty reserves are included in accrued expenses. The 2003 warranty expense increased, compared to 2002, principally due to costs recorded in connection with remediation relating to moisture intrusion resulting from construction defects and related mold concerns.

        Changes in our warranty reserves during the period are as follows (in thousands):

	Year ended September 30,
	2003	2002
Balance at beginning of period	$25,527	$16,464
Provisions	39,244	24,883
Payments	(24,298)	(15,820)

Balance at end of period	$40,473	$25,527

(16) Supplemental Guarantor Information

        As discussed in Note 9, the Company's obligations to pay principal, premium, if any and interest under certain debt are guaranteed on a joint and several basis by substantially all of its subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

Beazer Homes USA, Inc.
Consolidating Balance Sheet
September 30, 2003
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$110,754	$(40,079)	$2,697	$—	$73,372
Accounts receivable	—	64,620	1,383	—	66,003
Inventory	—	1,713,639	—	9,844	1,723,483
Deferred tax asset	26,160		—	—	26,160
Property, plant and equipment, net	—	19,166	19	—	19,185
Goodwill	—	251,603	—	—	251,603
Investments in subsidiaries	1,246,831	—	—	(1,246,831)	—
Intercompany	403,945	(415,211)	11,266	—	—
Other assets	11,085	35,587	5,556	—	52,228

Total Assets	$1,798,775	$1,629,325	$20,921	$(1,236,987)	$2,212,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$—	$125,099	$422	$—	$125,521
Other liabilities	64,963	272,960	9,642	3,888	351,453
Intercompany	(1,248)	—	1,248	—	—
Term Loan	200,000	—	—	—	200,000
Senior Notes	541,365	—	—	—	541,365

Total Liabilities	805,080	398,059	11,312	3,888	1,218,339

Stockholders' Equity	993,695	1,231,266	9,609	(1,240,875)	993,695

Total Liabilities and Stockholders' Equity	$1,798,775	$1,629,325	$20,921	$(1,236,987)	$2,212,034

Beazer Homes USA, Inc.
Consolidating Balance Sheet
September 30, 2002
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$147,355	$(25,759)	$3,393	$—	$124,989
Accounts receivable	—	53,322	1,007		54,329
Inventory	—	1,355,963	—	8,170	1,364,133
Deferred tax asset	27,099	—	—	—	27,099
Property, plant and equipment, net	—	19,093	3	—	19,096
Goodwill	—	251,603	—	—	251,603
Investments in subsidiaries	1,061,452	—	—	(1,061,452)	—
Intercompany	341,749	(349,060)	7,311	—	—
Other assets	13,612	35,759	2,227	—	51,598

Total Assets	$1,591,267	$1,340,921	$13,941	$(1,053,282)	$1,892,847

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	—	108,460	94	—	108,554
Other liabilities	53,706	181,448	7,313	3,211	245,678
Intercompany	(1,054)	—	1,054	—	—
Term Loan	100,000	—	—	—	100,000
Senior Notes	639,100	—	—	—	639,100

Total Liabilities	791,752	289,908	8,461	3,211	1,093,332

Stockholders' Equity	799,515	1,051,013	5,480	(1,056,493)	799,515

Total Liabilities and Stockholders' Equity	$1,591,267	$1,340,921	$13,941	$(1,053,282)	$1,892,847

Beazer Homes USA, Inc.
Consolidating Statement of Income
September 30, 2003
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Total revenue	$—	$3,169,765	$7,643	$—	$3,177,408
Costs and expenses:
Home construction and land sales	65,295	2,478,059	525	(9,844)	2,534,035
Selling, general and administrative	—	354,088	2,560	—	356,648
Expenses related to retirement of debt	7,570	—	—	—	7,570

Operating income	(72,865)	337,618	4,558	9,844	279,155
Other income, net	—	6,347	27	—	6,374

Income before income taxes	(72,865)	343,965	4,585	9,844	285,529
Provision for income taxes	(28,782)	135,867	1,811	3,888	112,784
Equity in income of subsidiaries	216,828	—	—	(216,828)	—

Net income	$172,745	$208,098	$2,774	$(210,872)	$172,745

Beazer Homes USA, Inc.
Consolidating Statement of Income
September 30, 2002
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Total revenue	$—	$2,635,619	$5,554	$—	$2,641,173
Costs and expenses:
Home construction and land sales	51,171	2,112,261	153	(8,170)	2,155,415
Selling, general and administrative	—	290,533	2,051	—	292,584

Operating income	(51,171)	232,825	3,350	8,170	193,174
Other income, net	—	8,847	38	—	8,885

Income before income taxes	(51,171)	241,672	3,388	8,170	202,059
Provision for income taxes	(20,114)	94,997	1331	3,211	79,425
Equity in income of subsidiaries	153,691	—	—	(153,691)	—

Net income	$122,634	$146,675	$2,057	$(148,732)	$122,634

Beazer Homes USA, Inc.
Consolidating Statement of Income
September 30, 2001
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Total revenue	$—	$1,801,215	$3,962	$—	$1,805,177
Costs and expenses:
Home construction and land sales	35,825	1,444,124	91	(2,590)	1,477,450
Selling, general and administrative	—	203,317	2,181	—	205,498
Expenses related to retirement of debt	1,202	—	—	—	1,202

Operating income	(37,027)	153,774	1,690	2,590	121,027
Other income, net	—	1,704	17	—	1,721

Income before income taxes	(37,027)	155,478	1,707	2,590	122,748
Provision for income taxes	(14,441)	60,637	666	1,010	47,872
Equity in income of subsidiaries	97,462	—	—	(97,462)	—

Net income	$74,876	$94,841	$1,041	$(95,882)	$74,876

Beazer Homes USA, Inc.
Consolidating Statement of Cash Flows
September 30, 2003
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Net cash provided/(used) by operating activities	$(11,140)	$(32,990)	$3,081	$—	$(41,049)
Cash flows from investing activities:
Capital expenditures		(9,309)	(16)		(9,325)
Investments in unconsolidated joint ventures		(4,941)	—		(4,941)
Distributions from and proceeds from sale of unconsolidated joint ventures		7,714	—		7,714

Net cash used by investing activities	—	(6,536)	(16)	—	(6,552)

Cash flows from financing activities:
Proceeds from Term Loan	200,000		—		200,000
Repayment of Term Loan	(100,000)		—		(100,000)
Redemption of 8 7/8% Senior Notes	(104,438)		—		(104,438)
Advances (to) from subsidiaries	(21,445)	25,206	(3,761)		—
Debt issuance costs	(2,458)		—		(2,458)
Proceeds from stock option exercises	9,805		—		9,805
Common share repurchases	(6,925)		—		(6,925)

Net cash provided/(used) by financing activities	(25,461)	25,206	(3,761)	—	(4,016)

Decrease in cash and cash equivalents	(36,601)	(14,320)	(696)	—	(51,617)
Cash and cash equivalents at beginning of year	147,355	(25,759)	3,393		124,989
Cash and cash equivalents at end of year	$110,754	$(40,079)	$2,697	$—	$73,372

Beazer Homes USA, Inc.
Consolidating Statement of Cash Flows
September 30, 2002
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Net cash provided/(used) by operating activities	$(18,717)	$71,291	$6,890	$—	$59,464
Cash flows from investing activities:
Capital expenditures		(8,213)	—		(8,213)
Proceeds from sale of fixed assets		4,800	—		4,800
Investments in unconsolidated joint ventures		(3,146)	—		(3,146)
Distributions from and proceeds from sale of unconsolidated joint ventures		12,736	—		12,736
Acquisitions, net of cash acquired		(320,810)	—		(320,810)

Net cash used by investing activities	—	(314,633)	—	—	(314,633)

Cash flows from financing activities:
Proceeds from issuance of 8 3/8% Senior Notes	343,000		—		343,000
Advances (to) from subsidiaries	(223,050)	225,916	(2,866)		—
Debt issuance costs	(7,513)		—		(7,513)
Proceeds from stock option exercises	5,162		—		5,162
Common share repurchases	(2,169)		—		(2,169)

Net cash provided/(used) by financing activities	115,430	225,916	(2,866)	—	338,480

Increase/(decrease) in cash and cash equivalents	96,713	(17,426)	4,024	—	83,311
Cash and cash equivalents at beginning of year	50,642	(8,333)	(631)		41,678
Cash and cash equivalents at end of year	$147,355	$(25,759)	$3,393	$—	$124,989

Beazer Homes USA, Inc.
Consolidating Statement of Cash Flows
September 30, 2001
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Net cash provided/(used) by operating activities	$126	$(21,131)	$(4,573)	$—	$(25,578)
Cash flows from investing activities:
Capital expenditures		(5,906)	—		(5,906)
Investments in unconsolidated joint ventures		(4,517)	—		(4,517)
Acquisitions, net of cash acquired		(62,412)	—		(62,412)

Net cash used by investing activities	—	(72,835)	—	—	(72,835)

Cash flows from financing activities:
Change in revolving credit facility	(40,000)		—		(40,000)
Proceeds from Term Loan	100,000		—		100,000
Proceeds from issuance of 8 5/8% Senior Notes	198,356		—		198,356
Redemption of 9% Senior Notes	(115,000)		—		(115,000)
Advances (to) from subsidiaries	(74,165)	72,684	1,481		—
Debt issuance costs	(5,246)		—		(5,246)
Proceeds from stock option exercises	2,287		—		2,287
Common share repurchases	(306)		—		(306)

Net cash provided by financing activities	65,926	72,684	1,481	—	140,091

Increase/(decrease) in cash and cash equivalents	66,052	(21,282)	(3,092)	—	41,678
Cash and cash equivalents at beginning of year	(15,410)	12,949	2,461		—
Cash and cash equivalents at end of year	$50,642	$(8,333)	$(631)	$—	$41,678

(17) Subsequent Event

        On November 13, 2003 we issued $200 million 6 1/2% Senior Notes due November 2013 (the "6 1/2% Senior Notes") in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended. The 6 1/2% Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs). Interest on the 6 1/2% Senior Notes is payable semiannually. We may, at our option, redeem the 6 1/2% Senior Notes in whole or in part at any time after November 2008, initially at 103.250% of the principal amount, declining to 100% of the principal amount after November 2011. We may redeem the 6 1/2% Senior Notes, in whole or in part, at any time before November 2008 at a redemption price equal to the principal amount thereof plus a "make-whole" premium, plus accrued and unpaid interest. A portion of such notes may also be redeemed prior to November 2006 under certain conditions. We intend to use the proceeds from the issuance of the 6 1/2% Senior Notes for general corporate purposes.

        Within 90 days after issuance of the 6 1/2% Senior Notes, we will initiate an offer to exchange all of the outstanding 6 1/2% Senior Notes for an equal amount of notes with terms substantially identical to the 6 1/2% Senior Notes, which will be registered under the Securities Act of 1933.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.

        We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the "Company") as of September 30, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beazer Homes USA, Inc. and subsidiaries at September 30, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for consolidated inventory not owned to conform to Financial Accounting Standards Board Interpretation No. 46.

/s/ DELOITTE & TOUCHE LLP Atlanta, Georgia November 5, 2003 (November 13, 2003 as to Note 17)

Quarterly Financial Data

Summarized quarterly financial information (unaudited):

	Quarter Ended
	September 30	June 30	March 31	December 31
	(in thousands, except per share data)
Fiscal 2003:
Total revenue	$1,039,923	$771,758	$665,567	$700,160
Operating income	92,634	65,968	61,487	59,066
Net income	57,164	40,689	37,972	36,920
Net income per common share:
Basic	$4.38	$3.16	$2.96	$2.88
Diluted	$4.18	$3.01	$2.83	$2.75
Fiscal 2002:
Total revenue	$904,331	$743,813	$503,312	$489,717
Operating income	64,100	53,721	38,255	37,098
Net income	40,658	34,649	24,177	23,150
Net income per common share:
Basic	$3.21	$2.76	$2.84	$2.76
Diluted	$3.03	$2.59	$2.56	$2.47

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this report on Form 10-K, an evaluation was performed under the supervision and with the participation of Beazer Homes' management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Beazer Homes' management, including the CEO and CFO, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. No changes in Beazer Homes' internal control over financial reporting were identified during the evaluation described above that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Director information is incorporated by reference to the section entitled "Election of Directors" of our Proxy Statement for our 2004 Annual Meeting of Stockholders, which is expected to be filed on or before January 9, 2004. Information regarding our executive officers is set forth herein under Part I as a separate item.

        Beazer Homes has adopted a Code of Business Conduct and Ethics for its senior financial officers, which applies to its principal financial officer and controller, other senior financial officers and Chief Executive Officer. The full text of the Code of Business Conduct and Ethics can be found on the Company's website. Our Corporate Governance Guidelines, Corporate Management Authority Guidelines and the charters of the following committees of our Board of Directors: Audit, Compensation, and Nominating and Governance, are also posted to our website, and are available in print to any stockholder who requests a printed copy. Information regarding waivers of our code of business conduct and ethics will also be published on our website.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to the section entitled "Executive Compensation" of our Proxy Statement for our 2004 Annual Meeting of Stockholders, which is expected to be filed on or before January 9, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference to the section entitled "Security Ownership of Management" of our Proxy Statement for our 2004 Annual Meeting of Stockholders, which is expected to be filed on or before January 9, 2004.

Item 13.    Certain Relationships and Related Transactions

        None

Item 14.    Principal Accounting Fees and Services

        The information required by this item is incorporated by reference to the section entitled "Principal Accounting Firm Fees" of our Proxy Statement for our 2004 Annual Meeting of Stockholders, which is expected to be filed on or before January 9, 2004.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this Annual Report on Form 10-K.

(a)    1.    Financial Statements

  2.    Financial Statement Schedules

    None required

  3.    Exhibits

Exhibit Number		Exhibit Description	Page herein or incorporate by reference from
2.1	—	Agreement and Plan of Merger among Beazer Homes USA, Inc., Beazer Homes Investment Corp., and Crossmann Communities Inc. dated as of January 29, 2002	(7)
3.1	—	Amended and Restated Certificate of Incorporation of the Company	Filed herewith
3.2	—	Amended and Restated Bylaws of the Company	Filed herewith
4.1	—	Indenture dated as of May 21, 2001 among the Company and U.S. Bank Trust National Association, as trustee, related to the Company's 8 5/8% Senior Notes due 2011	(6)
4.2	—	Supplemental Indenture (8 5/8% Notes) dated as of May 21, 2001 among the Company, its subsidiaries party thereto and U.S. Bank Trust National Association, as trustee	(6)
4.3	—	Form of 8 5/8% Senior Notes due 2011	(6)
4.4	—	Specimen of Common Stock Certificate	(2)
4.5*	—	Retirement Savings and Investment Plan (the "RSIP")	(1)
4.6*	—	RSIP Summary Plan Description	(1)
4.7	—	Rights Agreement, dated as of June 21, 1996, between the Company and First Chicago Trust Company of New York, as Rights Agent	Filed herewith
4.8	—	Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company's 8 3/8% Senior Notes due 2012	(7)
4.9	—	First Supplemental Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company's 8 3/8% Senior Notes due 2012	(7)
4.10	—	Form of 8 3/8% Senior Notes due 2012	(7)
4.11	—
		Second Supplemental Indenture dated as of November 13, 2003 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company's 6 1/2% Senior Notes due 2013	Filed herewith
4.12	—	Form of 6 1/2% Senior Notes due 2013	Filed herewith
10.1*	—	Amended and Restated 1994 Stock Incentive Plan	(4)
10.2*	—	Non-Employee Director Stock Option Plan	Filed herewith
10.3*	—	Amended and Restated 1999 Stock Incentive Plan	(8)
10.4-5		Amended and Restated Employment Agreements dated as of March 31, 1995:
10.4*	—	Ian J. McCarthy	Filed herewith
10.5*	—	John Skelton	Filed herewith

10.6*	—	Employment Agreement dated as of January 13, 1998—Michael H. Furlow	(3)
10.7-8		Supplemental Employment Agreements dated as of July 17, 1996:
10.7*	—	Ian J. McCarthy	Filed herewith
10.8*	—	John Skelton	Filed herewith
10.12*	—	Employment Agreement effective as of November 7, 2000 for C. Lowell Ball	(4)
10.13*	—	Change of Control Agreement effective as of November 7, 2000 for C. Lowell Ball	(4)
10.14	—	Purchase Agreement for Sanford Homes of Colorado LLLP	(5)
10.15*	—	Employment Agreement effective as of July 10, 2002 for James O'Leary	(9)
10.16*	—	Change of Control Agreement effective as of July 10, 2002 for James O'Leary	(9)
10.17*	—	Change of Control Agreement effective as of March 1, 2001 for Michael T. Rand	(9)
10.18*	—	Employment Agreement effective as of December 17, 2002 for Michael T. Rand	(9)
10.19	—	Credit Agreement dated as of June 2, 2003 between the Company and Bank One, NA, as Agent, BNP Paribas, Guaranty Bank, Suntrust Bank, and Wachovia Bank, National Association as Syndication Agents, Comerica Bank, PNC Bank, N.A. and Washington Mutual Bank, FA, as Co-Agents and Banc One Capital Markets, Inc., Lead Arranger and Sole Bookrunner	(10)
21	—	Subsidiaries of the Company	Filed herewith
23	—	Consent of Deloitte & Touche LLP	Filed herewith
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*
Represents a management contract or compensatory plan or arrangement

(1)
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

(4)
Incorporated herein by reference to the exhibits to the Company's 10-Q for the quarterly period ended December 31, 2000

(5)
Incorporated herein by reference to the exhibits to the Company's report on Form 8-K filed on August 10, 2001.

(6)
Incorporated herein by reference to the exhibits to the Company's report on Form 10-K for the year ended September 30, 2001.

(7)
Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-4 (Registration No. 333-92470) filed on July 16, 2002.

(8)
Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8/S-3 (Registration No. 333-101142) filed on November 12, 2002.

(9)
Incorporated herein by reference to the exhibits to the Company's report on Form 10-K for the year ended September 30, 2002.

(10)
Incorporated herein by reference to the exhibits to the Company's report on Form 10-Q for the quarterly period ended June 30, 2003.

(b)
Reports on Form 8-K

        On July 8, 2003 we furnished a report on Form 8-K announcing under Item 12 our new home orders for the three month period ended June 30, 2003.

        On July 22, 2003 we furnished a report on Form 8-K announcing under Item 12 our earnings and results of operations for the three and nine month periods ended June 30, 2003.

(c)
Exhibits

        Reference is made to Item 15(a)3 above. The following is a list of exhibits, included in item 15(a)3 above, that are filed concurrently with this report.

3.1	—	Amended and Restated Certificate of Incorporation of the Company
3.2	—	Amended and Restated Bylaws of the Company
4.7	—	Rights Agreement, dated as of June 21, 1996, between the Company and First Chicago Trust Company of New York, as Rights Agent
4.11	—
Second Supplemental Indenture dated as of November 13, 2003 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company's 6 1/2% Senior Notes due 2013
4.12	—	Form of 6 1/2% Senior Notes due 2013
10.2*	—	Non-Employee Director Stock Option Plan
10.4-5		Amended and Restated Employment Agreements dated as of March 31, 1995:
10.4*	—	Ian J. McCarthy
10.5*	—	John Skelton

10.7-8		Supplemental Employment Agreements dated as of July 17, 1996:
10.7*	—	Ian J. McCarthy
10.8*	—	John Skelton
21	—	Subsidiaries of the Company
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(d)
Financial Statement Schedules

  Reference is made to Item 15(a)2 above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beazer Homes USA, Inc.
By:	/s/ IAN J. MCCARTHY
	Name: Title: Date:	Ian J. McCarthy President and Chief Executive Officer December 19, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 19, 2003 Date	By:	/s/ BRIAN C. BEAZER Brian C. Beazer, Director and Non-Executive Chairman of the Board
December 19, 2003 Date	By:	/s/ IAN J. MCCARTHY Ian J. McCarthy, Director, President and Chief Executive Officer (Principal Executive Officer)
December 19, 2003 Date	By:	/s/ LAURENT ALPERT Laurent Alpert, Director
December 19, 2003 Date	By:	/s/ KATIE J. BAYNE Katie J. Bayne, Director
December 19, 2003 Date	By:	/s/ DAVID E. (NED) MUNDELL David E. (Ned) Mundell, Director
December 19, 2003 Date	By:	/s/ MAUREEN E. O'CONNELL Maureen E. O'Connell, Director
December 19, 2003 Date	By:	/s/ LARRY T. SOLARI Larry T. Solari, Director
December 19, 2003 Date	By:	/s/ STEPHEN P. ZELNAK, JR. Stephen P. Zelnak, Jr., Director
December 19, 2003 Date	By:	/s/ JAMES O'LEARY James O'Leary, Executive Vice President and Chief Financial Officer (Principal Financial Officer)
December 19, 2003 Date	By:	/s/ MICHAEL T. RAND Michael T. Rand, Senior Vice President, Corporate Controller (Principal Accounting Officer)

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Website Access to Company Reports
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7(a). Quantitative and Qualitative Disclosures About Market Risk
Beazer Homes USA, Inc. Consolidated Statement of Stockholders' Equity (dollars in thousands)
Beazer Homes USA, Inc. Consolidated Statements of Cash Flows (dollars in thousands)
INDEPENDENT AUDITOR'S REPORT
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES