Form 10-Q
period 2003-12-31
BEAZER HOMES USA INC
filed 2004-02-11
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

YES    ☒                                                    NO    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    ☒                                                    NO    ☐

Class	Outstanding at February 11, 2004

Common Stock, $0.01 par value	13,613,602 shares

BEAZER HOMES USA, INC.

FORM 10-Q

Part I. Financial Information

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2003	September 30, 2003

ASSETS
Cash and cash equivalents	$102,267	$73,372
Accounts receivable	28,990	66,003
Inventory
Owned inventory	1,903,852	1,687,809
Consolidated inventory not owned	56,556	35,674
Total inventory	1,960,408	1,723,483
Deferred tax asset	25,674	26,160
Property, plant and equipment, net	18,937	19,185
Goodwill	251,603	251,603
Other assets	62,512	52,228
Total assets	$2,450,391	$2,212,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$118,772	$125,521
Other payables and accrued liabilities	293,912	320,996
Obligations related to consolidated inventory not owned	45,988	30,457
Term loan	200,000	200,000
Senior Notes (net of discount of $10,258 and $8,635 respectively)	739,742	541,365
Other notes payable	8,723	—
Total liabilities	1,407,137	1,218,339

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.01 per share, 30,000,000 shares authorized, 17,570,947 and 17,501,052 issued and 13,612,871 and 13,542,976 outstanding, respectively)	176	175
Paid-in capital	574,009	572,070
Retained earnings	557,174	511,349
Treasury stock (3,958,076 shares)	(70,604)	(70,604)
Unearned compensation	(14,805)	(15,852)
Accumulated other comprehensive loss	(2,696)	(3,443)
Total stockholders’ equity	1,043,254	993,695
Total liabilities and stockholders’ equity	$2,450,391	$2,212,034

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2003	2002

Total revenue	$810,108	$700,160
Costs and expenses:
Home construction and land sales	644,949	563,717
Selling, general and administrative	89,507	77,377
Operating income	75,652	59,066
Other income, net	1,702	1,959
Income before income taxes	77,354	61,025
Provision for income taxes	30,168	24,105
Net income	$47,186	$36,920

Weighted average number of shares:
Basic	13,281	12,811
Diluted	13,829	13,424

Net income per common share:
Basic	$3.55	$2.88
Diluted	$3.41	$2.75

Cash dividends per share	$.10	$—

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$47,186	$36,920
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,014	2,731
Changes in operating assets and liabilities:
Decrease in accounts receivable	37,013	12,321
Increase in inventory	(212,671)	(54,407)
(Increase) decrease in other assets	(9,755)	44
Decrease in trade accounts payable	(6,749)	(14,504)
Decrease in other liabilities	(27,794)	(26,966)
Other changes	2,744	371
Net cash used in operating activities	(166,012)	(43,490)

Cash flows from investing activities:
Capital expenditures	(2,161)	(2,799)
Investments in and distributions from unconsolidated joint ventures	(71)	1,245
Net cash used in investing activities	(2,232)	(1,554)

Cash flows from financing activities:
Proceeds from 6 1/2% Senior Notes	198,100	—
Proceeds from stock option exercises	858	625
Dividends paid	(1,361)	—
Debt issuance costs	(458)	—
Net cash provided by financing activities	197,139	625

Increase (decrease) in cash and cash equivalents	28,895	(44,419)
Cash and cash equivalents at beginning of period	73,372	124,989
Cash and cash equivalents at end of period	$102,267	$80,570

See Notes to Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended December 31,
	2003	2002

Net income	$47,186	$36,920

Other comprehensive income:
Unrealized gain on interest rate swaps, net of related taxes	747	120

Comprehensive income	$47,933	$37,040

See Notes to Consolidated Financial Statements.

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (“Beazer Homes” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements.  Certain items in prior period financial statements have been reclassified to conform to the current presentation.  For further information, refer to our audited consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

(2)  Stock-Based Compensation

We account for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  No compensation expense is recognized for stock options granted to employees because all stock options granted have exercise prices not less than the market value of our stock on the date of the grant.  Restricted stock granted to employees is valued based on the market price of the common stock on the date of the grant.

We account for stock awards issued to non-employees under the recognition and measurement principles of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Stock options issued to non-employees are valued using the Black-Scholes option pricing model.  Restricted stock granted to non-employees is initially valued based on the market price of the common stock on the date of the grant.

Unearned compensation arising from the restricted stock granted to employees and from non-employee stock awards is amortized to expense using the straight-line method over the period of the restrictions. The balance of unearned compensation related to non-employee awards is adjusted on a quarterly basis to reflect changes in the market value of Beazer Homes’ common stock.  Unearned compensation is shown as a reduction of stockholders’ equity in the condensed consolidated balance sheets.

The following table illustrates the effect (in thousands, except per share amounts) on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended December 31,
	2003	2002

Net income, as reported	$47,186	$36,920
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	979	209
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,599)	(921)

Pro forma net income	$46,566	$36,208

Earnings per share:
Basic - as reported	$3.55	$2.88
Basic - pro forma	$3.51	$2.83

Diluted - as reported	$3.41	$2.75
Diluted - pro forma	$3.39	$2.73

(3) Inventory

A summary of inventory is as follows (in thousands):

	December 31, 2003	September 30, 2003
Homes under construction	$833,620	$658,909
Development projects in progress	955,197	919,257
Unimproved land held for future development	35,773	33,583
Model homes	79,262	76,060
Consolidated inventory not owned	56,556	35,674
	$1,960,408	$1,723,483

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction.  Excluding model homes, we had 420 completed homes (valued at $62.5 million) and 362 completed homes (valued at $58.3 million) at December 31, 2003 and September 30, 2003, respectively, that were not subject to a sales contract.

Development projects in progress consist principally of land and land improvement costs.  Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

We acquire certain lots by means of option contracts.  Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance requirements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Our obligation with respect to options with specific performance requirements is included on our consolidated balance sheets in other liabilities.  Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $144.7 million at December 31, 2003.  This amount includes letters of credit of approximately $41.0 million.

Below is a summary of amounts (in thousands) committed under all options at December 31, 2003:

Aggregate Purchase Price Under Options

Options with specific performance	$28,381
Options without specific performance	1,383,667
Total options	$1,412,048

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  On December 24, 2003, FIN 46 was replaced by FIN 46R.  FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46R will apply beginning with our quarter ending March 31, 2004, the second quarter of fiscal 2004.

We have evaluated all of our existing joint venture agreements, and we have determined that none of our joint ventures are Variable Interest Entities (“VIEs”).  Therefore, we have not consolidated any of our joint venture agreements pursuant to the requirements of FIN 46.  We have evaluated our option contracts for land entered into subsequent to January 31, 2003 and determined we are the primary beneficiary of certain of these option contracts.  Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value.  We believe that the exercise prices of our option contracts approximate their fair value.  The consolidation of the land subject to these option contracts had the effect of increasing consolidated inventory not owned by $46.0 million with a corresponding increase to obligations related to consolidated inventory not owned in the accompanying consolidated balance sheet as of December 31, 2003.  The liabilities represent the difference between the exercise price of the optioned land and our deposits. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, we reclassified $10.6 million of related option deposits from development projects in progress to consolidated inventory not owned.

We currently estimate that we will record an additional $228 million, net of cash deposits, of consolidated inventory not owned, with a corresponding increase to obligations related to consolidated inventory not owned, during the second quarter of our 2004 fiscal year to reflect the application of FIN 46R to option agreements that we entered into prior to February 1, 2003.

(4) Interest

The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended December 31,
	2003	2002

Capitalized interest in inventory, beginning of period	$34,285	$24,441
Interest incurred and capitalized	16,871	16,582
Capitalized interest amortized to cost of sales	(13,687)	(11,900)
Capitalized interest in inventory, end of period	$37,469	$29,123

(5) Earnings Per Share

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2003	2002

Basic:
Net income	$47,186	$36,920
Weighted average number of common shares outstanding	13,281	12,811
Basic earnings per share	$3.55	$2.88

Diluted:
Net income	$47,186	$36,920
Weighted average number of common shares outstanding	13,281	12,811
Effect of dilutive securities:
Restricted stock	256	203
Options to acquire common stock	292	410
Diluted weighted average common shares outstanding	13,829	13,424
Diluted earnings per share	$3.41	$2.75

(6) Long Term Debt and Associated Derivatives

In November 2003 we issued $200 million 6 ½% Senior Notes due November 2013 (the “6 ½% Senior Notes”) in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended.  The 6 ½% Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs).  Interest on the 6 ½% Senior Notes is payable semiannually.  We may, at our option, redeem the 6 ½% Senior Notes in whole or in part at any time after November 2008, initially at 103.250% of the principal amount, declining to 100% of the principal amount after November 2011.  We may redeem the 6 ½% Senior Notes, in whole or in part, at any time before November 2008 at a redemption price equal to the principal amount thereof plus a “make-whole” premium, plus accrued and unpaid interest.  A portion of such notes may also be redeemed prior to November 2006 under certain conditions.  We used the proceeds from the issuance of the 6 ½% Senior Notes for general corporate purposes.

In January 2004 we filed a registration statement on Form S-4, relating to an offer to exchange registered notes for the 6½% Senior Notes, as required under the registration rights agreement executed in connection with the sale of the 6 ½% Senior Notes.

In addition to the 6 ½% Senior Notes, at December 31, 2003, we had outstanding $200 million 8 5/8% Senior Notes due in May 2011 and $350 million 8 3/8% Senior Notes due in April 2012 (collectively, with the  6 ½% Senior Notes, the “Senior Notes”) and a $200 million four-year term loan due June 2007 (the “Term Loan”) which bears interest at a fluctuating rate (2.8% at December 31, 2003) based upon LIBOR or the corporate base rate of interest announced by our lead bank.

We are exposed to fluctuations in interest rates.  We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates.  We do not enter into or hold derivatives for trading or speculative purposes.  At December 31, 2003 and September 30, 2003, we had swap agreements (the “Swap Agreements”) to effectively fix the variable interest on $100 million of floating rate debt.  The Swap Agreements mature in December 2004.  No portion of these hedges was considered ineffective for the period ended December 31, 2003.  Our Swap Agreements effectively fix the interest rate (before spread) on $100 million of floating rate debt at a weighted average rate of 5.74% per annum.

The effect of the Swap Agreements as of December 31, 2003 and September 30, 2003 was to record an after-tax accumulated other comprehensive loss of $2.7 million and $3.4 million, respectively.  The estimated fair value of the Swap Agreements, based on current market rates, approximated $4.4 million and $5.6 million at December 31, 2003 and September 30, 2003, respectively, and is included in other liabilities.

All of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and our obligations under the Term Loan, and are jointly and severally liable for obligations under the Senior Notes and Term Loan.  Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

(7) Contingencies

As a homebuilder, we have been and continue to be subject to construction defect, product liability and home warranty claims, including moisture intrusion and related mold claims, arising in the ordinary course of business.  These claims are common to the homebuilding industry and can be costly.  Litigation in the homebuilding industry related to construction defects and similar claims has increased significantly in recent years and the industry has also experienced increased costs of insuring against such claims.  Although we have obtained insurance for construction defect claims, there can be no assurance that such policies will be available or adequate to cover any liability for damages, the cost of repairs, and/or the expense of litigation surrounding current claims, or that future claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

We and certain of our subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to moisture intrusion and mold.  Furthermore, plaintiffs in certain of these legal proceedings (including cases in our Midwestern and Western markets) are seeking class action status with potential class sizes that vary from case to case.  Class action lawsuits can be costly to defend and if we were to lose any certified class action suit, it could result in substantial potential liability for us.  While management currently believes that the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, such matters are subject to inherent uncertainties.  Warranty reserves at December 31, 2003 include provisions for the anticipated costs associated with the resolution of asserted moisture intrusion and related mold claims.  No provision has been made for unasserted moisture intrusion and related mold claims as management has determined that any such losses can not be determined at this time.  There exists the possibility that the costs to resolve moisture intrusion and related mold claims could differ from the recorded estimates and therefore have a material adverse impact on the Company’s net income of the periods in which the matters are resolved.

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

We self-insure our structural warranty obligations through our wholly-owned risk retention group, United Home Insurance Company, A Risk Retention Group (“UHIC”).  We believe this results in cost savings as well as increased control over the warranty process.

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

A provision for estimated future warranty costs is recorded for each home closed.  Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate claims and adjusts these provisions accordingly.  Warranty reserves are included in accrued expenses.  Warranty expense for the quarter ended December 31, 2003 increased, compared to warranty expense for the quarter ended December 31, 2002, principally due to costs recorded in connection with remediation relating to moisture intrusion resulting from construction defects and related mold claims.

Changes in our warranty reserves during the period are as follows (in thousands):

Quarter Ended December 31,	2003	2002
Balance at beginning of period	$40,473	$25,527
Provisions	15,887	6,785
Payments	(8,421)	(5,620)
Balance at end of period	$47,939	$26,692

(8)  Supplemental Guarantor Information

As discussed in Note 6, Beazer Homes’ obligations to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of its subsidiaries.  The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc.  The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

Beazer Homes USA, Inc.

Consolidating Balance Sheet

December 31, 2003

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$150,377	$(50,908)	$2,798	$—	$102,267
Accounts receivable	—	27,193	1,797	—	28,990
Inventory	—	1,957,224	—	3,184	1,960,408
Deferred tax asset	25,674	—	—	—	25,674
Property, plant and equipment, net	—	18,937	—	—	18,937
Goodwill	—	251,603	—	—	251,603
Investments in subsidiaries	1,292,848	—	—	(1,292,848)	—
Intercompany	554,532	(567,145)	12,613	—	—
Other assets	12,980	43,610	5,922	—	62,512
Total Assets	$2,036,411	$1,680,514	$23,130	$(1,289,664)	$2,450,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$118,681	$91	$—	$118,772
Other liabilities	55,001	272,940	10,717	1,242	339,900
Intercompany	(1,586)	—	1,586	—	—
Term Loan	200,000	—	—	—	200,000
Senior Notes	739,742	—	—	—	739,742
Other notes payable	—	8,723	—	—	8,723
Total Liabilities	993,157	400,344	12,394	1,242	1,407,137

Stockholders’ Equity	1,043,254	1,280,170	10,736	(1,290,906)	1,043,254

Total Liabilities and Stockholders’ Equity	$2,036,411	$1,680,514	$23,130	$(1,289,664)	$2,450,391

Beazer Homes USA, Inc.

Consolidating Balance Sheet

September 30, 2003

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$110,754	$(40,079)	$2,697	$—	$73,372
Accounts receivable	—	64,620	1,383	—	66,003
Inventory	—	1,713,639	—	9,844	1,723,483
Deferred tax asset	26,160	—	—	—	26,160
Property, plant and equipment, net	—	19,166	19	—	19,185
Goodwill	—	251,603	—	—	251,603
Investments in subsidiaries	1,246,831	—	—	(1,246,831)	—
Intercompany	403,945	(415,211)	11,266	—	—
Other assets	11,085	35,587	5,556	—	52,228
Total Assets	$1,798,775	$1,629,325	$20,921	$(1,236,987)	$2,212,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$125,099	$422	$—	$125,521
Other liabilities	64,963	272,960	9,642	3,888	351,453
Intercompany	(1,248)	—	1,248	—	—
Term Loan	200,000	—	—	—	200,000
Senior Notes	541,365	—	—	—	541,365
Total Liabilities	805,080	398,059	11,312	3,888	1,218,339

Stockholders’ Equity	993,695	1,231,266	9,609	(1,240,875)	993,695

Total Liabilities and Stockholders’ Equity	$1,798,775	$1,629,325	$20,921	$(1,236,987)	$2,212,034

Beazer Homes USA, Inc.

Consolidating Statement of Income

December 31, 2003

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$808,112	$1,996	$—	$810,108

Costs and expenses:
Home construction and land sales	16,871	631,262	—	(3,184)	644,949
Selling, general and administrative	—	88,727	780	—	89,507

Operating income	(16,871)	88,123	1,216	3,184	75,652
Other income, net	—	1,702	—	—	1,702
Income before income taxes	(16,871)	89,825	1,216	3,184	77,354
Provision for income taxes	(6,580)	35,032	474	1,242	30,168
Equity in income of subsidiaries	57,477	—	—	(57,477)	—
Net income	$47,186	$54,793	$742	$(55,535)	$47,186

Beazer Homes USA, Inc.

Consolidating Statement of Income

December 31, 2002

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$698,499	$1,661	$—	$700,160

Costs and expenses:
Home construction and land sales	16,582	551,817	—	(4,682)	563,717
Selling, general and administrative	—	76,771	606	—	77,377

Operating income	(16,582)	69,911	1,055	4,682	59,066
Other income, net	—	1,959	—	—	1,959
Income before income taxes	(16,582)	71,870	1,055	4,682	61,025
Provision for income taxes	(6,550)	28,389	417	1,849	24,105
Equity in income of subsidiaries	46,952	—	—	(46,952)	—
Net income	$36,920	$43,481	$638	$(44,119)	$36,920

Consolidating Statement of Cash Flows

December 31, 2003

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Net cash provided/(used) by operating activities	$(11,728)	$(154,662)	$378	$—	$(166,012)

Cash flows from investing activities:
Capital expenditures		(2,161)	—		(2,161)
Investments in and distributions from unconsolidated joint ventures		(71)	—		(71)
Net cash used by investing activities	—	(2,232)	—	—	(2,232)

Cash flows from financing activities:
Proceeds from issuance of 6 1/2% Senior Notes	198,100		—		198,100
Advances (to) from subsidiaries	(145,788)	146,065	(277)		—
Debt issuance costs	(458)		—		(458)
Proceeds from stock option exercises	858		—		858
Dividends paid	(1,361)		—		(1,361)
Net cash provided by financing activities	51,351	146,065	(277)	—	197,139
Increase in cash and cash equivalents	39,623	(10,829)	101	—	28,895
Cash and cash equivalents at beginning of year	110,754	(40,079)	2,697	—	73,372
Cash and cash equivalents at end of year	$150,377	$(50,908)	$2,798	$—	$102,267

Beazer Homes USA, Inc.

Consolidating Statement of Cash Flows

December 31, 2002

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Net cash provided/(used) by operating activities	$(9,610)	$(35,767)	$1,887	$—	$(43,490)

Cash flows from investing activities:
Capital expenditures		(2,799)	—		(2,799)
Investments in and distributions from unconsolidated joint ventures		1,245	—		1,245
Net cash used by investing activities	—	(1,554)	—	—	(1,554)

Cash flows from financing activities:
Advances (to) from subsidiaries	(40,203)	41,119	(916)		—
Proceeds from stock option exercises	625		—		625
Net cash provided by financing activities	(39,578)	41,119	(916)	—	625
Increase in cash and cash equivalents	(49,188)	3,798	971	—	(44,419)
Cash and cash equivalents at beginning of year	147,355	(25,759)	3,393	—	124,989
Cash and cash equivalents at end of year	$98,167	$(21,961)	$4,364	$—	$80,570

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

Warranty Reserves

We provide a limited warranty (ranging from one to two years) of workmanship and materials with each of our homes.  Such warranty covers defects in plumbing, electrical, heating, cooling and ventilating systems and major structural defects.  In addition, we provide a ten year warranty with each of our homes, covering major structural defects only.  Since we subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors.  A provision for estimated future warranty costs is recorded for each home closed.  Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the cost to remediate claims and adjusts these provisions accordingly.  Warranty reserves are included in accrued expenses.

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

RESULTS OF OPERATIONS:

The following presents certain operating and financial data for Beazer Homes (dollars in thousands):

	Three Months Ended December 31,
	2003		2002
	Amount	% Change	Amount
Number of new orders, net of cancellations:
Southeast region	1,043	2.8%	1,015
West region	1,454	54.8	939
Central region	185	(20.3)	232
Mid-Atlantic region	316	(30.1)	452
Midwest region	306	(39.2)	503
Total	3,304	5.2	3,141

Number of closings:
Southeast region	1,257	15.0%	1,093
West region	1,214	16.7	1,040
Central region	240	(9.8)	266
Mid-Atlantic region	318	7.8	295
Midwest region	579	(26.5)	788
Total	3,608	3.6	3,482

Total homebuilding revenue:
Southeast region	$222,512	18.6%	$187,613
West region	345,120	37.2	251,635
Central region	36,513	(10.4)	40,736
Mid-Atlantic region	100,209	3.0	97,245
Midwest region	85,784	(23.1)	111,541
Total	$790,138	14.7	$688,770

Average sales price per home closed:
Southeast region	$177.0	3.1%	$171.6
West region	284.3	17.5	242.0
Central region	152.1	(0.7)	153.1
Mid-Atlantic region	315.1	(4.4)	329.6
Midwest region	148.2	4.7	141.5
Company average	219.0	10.7	197.8

	December 31,
	2003		2002
	Amount	% Change	Amount

Backlog units at end of period:
Southeast region	2,107	17.8%	1,789
West region	2,527	45.9	1,732
Central region	341	(27.9)	473
Mid-Atlantic region	1,115	30.1	857
Midwest region	1,032	(22.2)	1,327
Total	7,122	15.3	6,178

Aggregate sales value of homes in backlog at end of period:	$1,651,319	33.8%	$1,234,479

Number of active subdivisions at end of period:
Southeast region	178	(0.6)%	179
West region	105	25.0	84
Central region	40	29.0	31
Mid-Atlantic region	48	23.1	39
Midwest region	135	—	135
Total	506	8.1	468

New Orders and Backlog: New orders increased by 5.2% during the three month period ended December 31, 2003, compared to the same period in the prior year.  Order growth was driven primarily by significant growth in our West region, where new orders increased 54.8%.  The increases in our West region reflect strong overall demand in most of our markets in that region.  Orders increased by 2.8% in our Southeast region, reflecting strong demand in Florida, Tennessee and parts of the Carolinas, which was somewhat offset by weakness in Charlotte.  Orders in our Central region decreased 20.3% due to weak demand in Dallas, one of two markets that comprise our Central region.  Management believes that the Dallas market is experiencing temporary weakness and that Dallas will be a good market for the Company in the long term.  New Orders in our Mid-Atlantic region decreased by 30.1% compared to the same period of the prior year.  The decrease is primarily attributable to very strong orders in the quarter ended December 31, 2002.  Overall, the housing market in our Mid-Atlantic region remains strong, as evidenced by the 30.1% increase in unit backlog at December 31, 2003 as compared to the prior year.  New orders in our Midwest region decreased by 39.2% during the three month period ended December 31, 2003, compared to the same period in the prior year, due primarily to weakness in our Indiana markets.  In addition to the decrease in new orders, backlog units in our Midwest region are 22.2% lower at December 31, 2003 compared to December 31, 2002, primarily due to weakness in our Indiana and Ohio markets.  The Company intends to focus efforts on improving performance in the Midwest operations and is commencing a strategic and financial review of these operations to develop an improvement plan.  At this time the elements and any related costs or financial impact of such improvement plan can not be determined or estimated.

The aggregate dollar value of homes in backlog at December 31, 2003 increased 33.8% from December 31, 2002, reflecting a 15.3% increase in the number of homes in backlog and a 16.1% increase in the average price of homes in backlog, from $199,800 at December 31, 2002 to $231,900 at December 31, 2003.  The increase in the number of homes in backlog is driven by strong order trends in our West and Southeast regions.  The increase in average price of homes in backlog is due to our ability to raise prices in most of our markets, as well as a greater proportion of backlog in our West and Mid-Atlantic regions, where prices are generally higher compared to other regions, and a lower proportion of backlog in our Midwest region, where prices are generally lower.

The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (in thousands):

	Three Months Ended December 31,
	2003	2002
Details of revenues and certain expenses:
Revenues:
Home sales (1)	$793,297	$688,770
Land and lot sales	7,735	2,495
Mortgage origination revenue	12,146	12,484
Intercompany elimination - mortgage	(3,070)	(3,589)
Total revenue	$810,108	$700,160

Cost of home construction and land sales:
Home sales (1)	$640,117	$565,364
Land and lot sales	7,902	1,942
Intercompany elimination - mortgage	(3,070)	(3,589)
Total cost of home construction and land sales	$644,949	$563,717

Selling, general and administrative:
Homebuilding operations	$82,113	$70,516
Mortgage origination operations	7,394	6,861
Total selling, general and administrative	$89,507	$77,377

Certain items as a percentage of revenues:
As a percentage of total revenue:
Costs of home construction and land sales	79.6%	80.5%
Selling, general and administrative:
Homebuilding operations	10.1%	10.1%
Mortgage operations	0.9%	1.0%

As a percentage of home sales revenue:
Costs of home construction	80.7%	82.1%

(1) Homebuilding revenues for the three months ended December 31, 2003 reflect the recognition on a consolidated basis of $3.2 million of revenues related to closings that occurred in fiscal 2003, but for which funding was not received until fiscal 2004.  During Fiscal 2003, revenues and related cost of sales were not recognized on those closings where the buyers’ initial investments were not sufficient to recognize profit at the time of closing.  We received funding on such closings pursuant to commitments from bond authority programs in early fiscal 2004, at which time we recognized the revenues and related cost of sales.

Revenues: Revenues increased by 15.7% for the three months ended December 31, 2003 compared to the same period in the prior year.  Homes closed increased by 3.6% while the average sales price of homes closed increased by 10.7%.  Increased closings in our Southeast, West and Mid-Atlantic regions were offset in part by decreases in our Central and Midwest Regions.  Average sales price increased in all regions, except for our Central and Mid-Atlantic regions, due to strong demand and constraints on the supply of available housing in most of our markets.  Average sales price in the Mid-Atlantic region decreased primarily due to closings of affordable housing units built through governmental programs.

Cost of Home Construction: The cost of home construction as a percentage of home sales decreased by 140 basis points for the three month period ended December 31, 2003, compared to the same period of the prior year as a result of our ability to raise prices in most markets combined with greater emphasis on focused profit improvement initiatives, including cost reductions resulting from improved efficiency and the negotiation of national and regional supply agreements.  These reductions were achieved despite the inclusion of additional warranty expenses associated with construction defect claims from water intrusion at one of our Midwest divisions.

Selling, General and Administrative Expense:  Our selling, general and administrative (“SG&A”) expense as a percentage of total revenues for the three months ended December 31, 2003 was comparable to SG&A expense as a percentage of total revenues for the same period of the prior year.  Increased marketing expenses associated with our initiative to strengthen and leverage our brand identity were offset by improved efficiency in our business resulting from profit improvement initiatives.

Income Taxes:  Our effective income tax rate was 39.0% for the three month period ended December 31, 2003 and 39.5% for the three month period ended December 31, 2002.

Derivative Instruments and Hedging Activities:   We are exposed to fluctuations in interest rates.  We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates.  We do not enter into or hold derivatives for trading or speculative purposes.  At December 31, 2003 and September 30, 2003, we had swap agreements (the “Swap Agreements”) to effectively fix the variable interest on $100 million of floating rate debt.  The Swap Agreements mature in December 2004.  No portion of these hedges was considered ineffective for the period ended December 31, 2003.  Our Swap Agreements effectively fix the interest rate (before spread) on $100 million of floating rate debt at a weighted average rate of 5.74% per annum.

The effect of the Swap Agreements as of December 31, 2003 and September 30, 2003 was to record an after-tax accumulated other comprehensive loss of $2.7 million and $3.4 million, respectively.  The estimated fair value of the Swap Agreements, based on current market rates, approximated $4.4 million and $5.6 million at December 31, 2003 and September 30, 2003, respectively, and is included in other liabilities.

Recent Accounting Pronouncements:  In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  On December 24, 2003, FIN 46 was replaced by FIN 46R.  FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46R will apply beginning with our quarter ending March 31, 2004, the second quarter of fiscal 2004.

We have evaluated all of our existing joint venture agreements, and we have determined that none of our joint ventures are Variable Interest Entities (“VIEs”).  Therefore, we have not consolidated any of our joint venture agreements pursuant to the requirements of FIN 46.  We have evaluated our option contracts for land entered into subsequent to January 31, 2003 and determined we are the primary beneficiary of certain of these option contracts.  Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value.  We believe that the exercise prices of our option contracts approximate their fair value.  The consolidation of the land subject to these option contracts had the effect of increasing consolidated inventory not owned by $46.0 million with a corresponding increase to obligations related to consolidated inventory not owned in the accompanying consolidated balance sheet as of December 31, 2003.  The liabilities represent the difference between the exercise price of the optioned land and our deposits. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, we reclassified $10.6 million of related option deposits from development projects in progress to consolidated inventory not owned.

We currently estimate that we will record an additional $228 million, net of cash deposits, of consolidated inventory not owned, with a corresponding increase to obligations related to consolidated inventory not owned, during the second quarter of our 2004 fiscal year to reflect the application of FIN 46R to option agreements that we entered into prior to February 1, 2003.

FINANCIAL CONDITION AND LIQUIDITY:

At December 31, 2003, we had cash of $102.3 million, compared to $73.4 million at September 30, 2003.  The increase in cash was primarily due to proceeds from the issuance of $200 million of 6 ½ % Senior Notes, offset by increased levels of inventory to support our significant growth and substantial backlog at December 31, 2003.  Our net cash used in operating activities for the quarter ended December 31, 2003 was $166.0 million, as increased net income and decreased accounts receivable were offset by increased levels of inventory driven by our substantial quarter end backlog and anticipated future growth and decreased accounts payable and other liabilities.  Net cash used in investing activities was $2.2 million for the quarter ended December 31, 2003.  Net cash provided by financing activities, consisting primarily of proceeds from the issuance of $200 million of 6 ½ % Senior Notes, was $197.1 million for the quarter ended December 31, 2003.

Our net cash used in operating activities was $43.5 million for the quarter ended December 31, 2002, as increased net income and decreased accounts receivable were offset by increased levels of inventory and decreased accounts payable and other liabilities.  Net cash used in investing activities was $1.6 million in the quarter ended December 31 2002.  Net cash provided by financing activities was $.6 million in the quarter ended December 31, 2002.

During fiscal 2003, we executed a $250 million four-year revolving credit facility (the “Revolving Credit Facility”) and a $200 million four-year term loan (the “Term Loan”) with a group of banks.  The Revolving Credit Facility and the Term Loan mature in June 2007 and bear interest at a fluctuating rate (2.8% at December 31, 2003) based upon LIBOR or the corporate base rate of interest announced by our lead bank.

We fulfill our short-term cash requirements with cash generated from operations and borrowings available from the Revolving Credit Facility.  Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, raw land and accounts receivable.  Each of our significant subsidiaries is a guarantor under the Revolving Credit Facility.  At December 31, 2003, we had no outstanding borrowings and available borrowings of $169.6 million under the Revolving Credit Facility.

In November 2003 we issued $200 million 6 ½% Senior Notes due November 2013 (the “6 ½ % Senior Notes”) in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended.  The 6 ½% Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs).  Interest on the 6 ½ % Senior Notes is payable semiannually.  We may, at our option, redeem the 6 ½% Senior Notes in whole or in part at any time after November 2008, initially at 103.250% of the principal amount, declining to 100% of the principal amount after November 2011.  We may redeem the 6 ½% Senior Notes, in whole or in part, at any time before November 2008 at a redemption price equal to the principal amount thereof plus a “make-whole” premium, plus accrued and unpaid interest.  A portion of such notes may also be redeemed prior to November 2006 under certain conditions.  We used the proceeds from the issuance of the 6 ½% Senior Notes for general corporate purposes.

In addition to the 6 ½% Senior Notes, at December 31, 2003, we had outstanding $200 million 8 5/8% Senior Notes due in May 2011 and $350 million 8 3/8% Senior Notes due in April 2012 (collectively, the “Senior Notes”).  Each of our significant subsidiaries is a guarantor under the Senior Notes.

The Credit Facility, Term Loan and Senior Notes all contain various operating and financial covenants, and non-compliance with such covenants under any facility would accelerate the repayment terms of each.  At December 31, 2003, we were in compliance with each of these covenants and we expect to remain in compliance with each of these covenants.  At December 31, 2003, under the most restrictive covenants of each indenture, approximately $251.6 million of our retained earnings were available for cash dividends and for share repurchases.

Our long term debt and other contractual obligations (principally operating leases) are further described in notes 7, 8, 9, 11 and 17 to our consolidated financial statements which appear in our Annual Report on Form 10-K for the year ended September 30, 2003.

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

OFF-BALANCE SHEET ARRANGEMENTS:

We acquire certain lots by means of option contracts.  Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance requirements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Our obligation with respect to options with specific performance requirements is included on our consolidated balance sheets in other liabilities.  Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $144.7 million at December 31, 2003.  This amount includes letters of credit of approximately $41.0 million.

Below is a summary of amounts (in thousands) committed under all options at December 31, 2003:

Aggregate Purchase Price Under Options
Options with specific performance	$28,381
Options without specific performance	1,383,667
Total options	$1,412,048

We have historically funded the exercise of land options though a combination of operating cash flows and borrowings under our Revolving Credit Facility.  We expect these sources to continue to be adequate to fund anticipated future option exercises.  Therefore, we do not anticipate that the exercise of our land options will have a material adverse effect on our liquidity.

OUTLOOK:

We are optimistic about our prospects for fiscal 2004 and the long-term.  We understand that uncertainties surrounding the economy and other factors may reduce this optimism in the future.  Our increased earnings for the three months ended December 31, 2003 and our current higher level of backlog give us indications of increased earnings in fiscal 2004 compared to fiscal 2003.  We currently target achieving earnings per share for fiscal 2004 in the range of $14.00 to $14.75, an increase of 10% to 15% over fiscal 2003.  This range does not contemplate any costs or financial impact resulting from the strategic and financial review of the Midwest operations as such costs or financial impact, if any, can not be estimated at this time.

In addition, we believe that continued strength in the housing market and continued execution on our strategic initiatives that leverage our national brand, capitalize on our broad geographic profile through focused product expansion and price-point diversification, and drive best practices to achieve optimal efficiencies, will place us in a strong position for continued growth and will allow us to continue to report increased earnings in fiscal 2005 and beyond.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements represent our expectations or beliefs concerning future events, and no assurance can be given that the results described in this annual report will be achieved.  These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or other similar words or phrases.  All forward-looking statements are based upon information available to us on the date of this annual report.  Except as may be required under applicable law, we do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this annual report in the sections captioned “Outlook” and “Financial Condition and Liquidity.”  Additional information about factors that could lead to material changes in performance is contained in our filings with the Securities and Exchange Commission.  Such factors may include:

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

•                  the impact of construction defect and home warranty claims;

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

•                  potential delays or increased costs in obtaining necessary permits as a result of changes to, or compliance with, laws, regulations, or governmental policies;

•                  changes in accounting policies, standards, guidelines or principles, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board;

•                  the possibility that the Company’s improvement plan for the Midwest will not achieve desired results; or

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

Item 4: Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, an evaluation was performed under the supervision and with the participation of Beazer Homes’ management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, Beazer Homes’ management, including the CEO and CFO, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.  No changes in Beazer Homes’ internal control over financial reporting were identified during the evaluation described above that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 7, 2003 we furnished a report on Form 8-K announcing under Item 12 our new home orders for quarterly and annual periods ended September 30, 2003.

On November 5, 2003 we furnished a report on Form 8-K announcing under Item 12 our earnings and results of operations for quarterly and annual periods ended September 30, 2003.

On November 12, 2003 we furnished a report on Form 8-K announcing under Item 9 that we intended to raise $200 million of gross proceeds through a private placement of senior notes and providing certain information that would be disclosed to potential investors in connection with the private placement of senior notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.

Date:	February 11, 2004	By:	/s/ James O’Leary
		Name:	James O’Leary
Executive Vice President and Chief Financial Officer