Form 10-Q
period 2004-03-31
BEAZER HOMES USA INC
filed 2004-05-06
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☒	NO	☐

Class	Outstanding at May 6, 2004

Common Stock, $0.01 par value	13,691,748 shares

BEAZER HOMES USA, INC.

FORM 10-Q

Part I. Financial Information

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	September 30, 2003

ASSETS
Cash and cash equivalents	$89,559	$73,372
Accounts receivable	41,975	66,003
Inventory
Owned inventory	1,989,659	1,687,809
Consolidated inventory not owned	284,196	35,674
Total inventory	2,273,855	1,723,483
Deferred tax asset	25,305	26,160
Property, plant and equipment, net	22,120	19,185
Goodwill	251,603	251,603
Other assets	60,483	52,228
Total assets	$2,764,900	$2,212,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$153,714	$125,521
Other payables and accrued liabilities	330,046	320,996
Obligations related to consolidated inventory not owned	238,129	30,457
Term loan	200,000	200,000
Senior Notes (net of discount of $9,949 and $8,635 respectively)	740,051	541,365
Other notes payable	8,928	—
Total liabilities	1,670,868	1,218,339

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.01 per share, 30,000,000 shares authorized, 17,649,817 and 17,501,052 issued and 13,691,741 and 13,542,976 outstanding, respectively)	177	175
Paid-in capital	579,615	572,070
Retained earnings	604,667	511,349
Treasury stock (3,958,076 shares)	(70,604)	(70,604)
Unearned compensation	(17,692)	(15,852)
Accumulated other comprehensive loss	(2,131)	(3,443)
Total stockholders’ equity	1,094,032	993,695
Total liabilities and stockholders’ equity	$2,764,900	$2,212,034

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Total revenue	$876,581	$665,567	$1,686,689	$1,365,727
Costs and expenses:
Home construction and land sales	699,020	527,733	1,343,969	1,091,450
Selling, general and administrative	99,717	76,347	189,224	153,724
Operating income	77,844	61,487	153,496	120,553
Other income, net	2,250	1,277	3,952	3,236
Income before income taxes	80,094	62,764	157,448	123,789
Provision for income taxes	31,236	24,792	61,404	48,897
Net income	$48,858	$37,972	$96,044	$74,892

Weighted average number of shares:
Basic	13,331	12,815	13,306	12,813
Diluted	13,865	13,403	13,846	13,403

Net income per common share:
Basic	$3.66	$2.96	$7.22	$5.85
Diluted	$3.52	$2.83	$6.94	$5.59

Cash dividends per share	$0.10	$—	$0.20	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$96,044	$74,892
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	8,035	5,684
Changes in operating assets and liabilities:
Decrease in accounts receivable	24,028	5,193
Increase in inventory	(333,772)	(177,682)
Increase in other assets	(11,451)	(540)
Increase (decrease) in trade accounts payable	28,193	(6,963)
Increase (decrease) in other liabilities	11,741	(3,879)
Other changes	586	610
Net cash used in operating activities	(176,596)	(102,685)

Cash flows from investing activities:
Capital expenditures	(3,926)	(4,157)
Investments in and distributions from unconsolidated joint ventures	67	903
Proceeds from sale of interests in joint ventures	—	5,062
Net cash provided/(used) by investing activities	(3,859)	1,808

Cash flows from financing activities:
Proceeds from 6 1/2% Senior Notes	198,100	—
Proceeds from stock option exercises	1,728	1,631
Common share repurchases	—	(6,925)
Dividends paid	(2,726)	—
Debt issuance costs	(460)	—
Net cash provided/(used) by financing activities	196,642	(5,294)

Increase (decrease) in cash and cash equivalents	16,187	(106,171)
Cash and cash equivalents at beginning of period	73,372	124,989
Cash and cash equivalents at end of period	$89,559	$18,818

Supplemental disclosures of non-cash activities:
Consolidated inventory not owned	$207,672	$30,457
Land purchased through issuance of note payable	$8,928	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Net income	$48,858	$37,972	$96,044	$74,892

Other comprehensive income:
Unrealized gain on interest rate swaps, net of related taxes	565	273	1,312	393

Comprehensive income	$49,423	$38,245	$97,356	$75,285

See Notes to Unaudited Condensed Consolidated Financial Statements.

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

The following table illustrates the effect (in thousands, except per share amounts) on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Net income, as reported	$48,858	$37,972	$96,044	$74,892
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,129	609	2,108	819
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,867)	(1,397)	(3,466)	(2,318)

Pro forma net income	$48,120	$37,184	$94,686	$73,393

Earnings per share:
Basic - as reported	$3.66	$2.96	$7.22	$5.85
Basic - pro forma	$3.61	$2.90	$7.12	$5.73

Diluted - as reported	$3.52	$2.83	$6.94	$5.59
Diluted - pro forma	$3.49	$2.77	$6.92	$5.48

(3)  Inventory

A summary of inventory is as follows (in thousands):

	March 31, 2004	September 30, 2003
Homes under construction	$828,944	$658,909
Development projects in progress	1,017,184	919,257
Unimproved land held for future development	59,865	33,583
Model homes	83,666	76,060
Consolidated inventory not owned	284,196	35,674
	$2,273,855	$1,723,483

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction.  Excluding model homes, we had 372 completed homes (valued at $54.4 million) and 362 completed homes (valued at $58.3 million) at March 31, 2004 and September 30, 2003, respectively, that were not subject to a sales contract.

Development projects in progress consist principally of land and land improvement costs.  Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

We acquire certain lots by means of option contracts.  Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance requirements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Our obligation with respect to options with specific performance requirements is included on our consolidated balance sheets in other liabilities.  Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $130.6 million at March 31, 2004.  This amount includes letters of credit of approximately $36.0 million.

Below is a summary of amounts (in thousands) committed under all options at March 31, 2004:

Aggregate Purchase Price Under Options
Options with specific performance	$26,808
Options without specific performance	1,489,062
Total options	$1,515,870

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  On December 24, 2003, FIN 46 was replaced by FIN 46R.  FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46R applied beginning  with our quarter ended March 31, 2004.

We have evaluated all of our existing joint venture agreements, and we have determined that none of our joint ventures are Variable Interest Entities (“VIEs”).  Therefore, we have not consolidated any of our joint venture agreements pursuant to the requirements of FIN 46.  We have evaluated our option contracts for land  and determined we are the primary beneficiary of certain of these option contracts.  Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value.  We believe that the exercise prices of our option contracts approximate their fair value.  The consolidation of the land subject to these option contracts had the effect of increasing consolidated inventory not owned by $238.1 million with a corresponding increase to obligations related to consolidated inventory not owned in the accompanying consolidated balance sheet as of March 31, 2004.  The liabilities represent the difference between the exercise price of the optioned land and our deposits. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, we reclassified $46.1 million of related option deposits from development projects in progress to consolidated inventory not owned.

(4)  Interest

The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Capitalized interest in inventory, beginning of period	$37,469	$29,123	$34,285	$24,441
Interest incurred and capitalized	18,532	16,916	35,403	33,498
Capitalized interest amortized to cost of sales	(15,187)	(12,200)	(28,874)	(24,100)
Capitalized interest in inventory, end of period	$40,814	$33,839	$40,814	$33,839

(5) Earnings Per Share

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Basic:
Net income	$48,858	$37,972	$96,044	$74,892
Weighted average number of common shares outstanding	13,331	12,815	13,306	12,813
Basic earnings per share	$3.66	$2.96	$7.22	$5.85

Diluted:
Net income	$48,858	$37,972	$96,044	$74,892
Weighted average number of common shares outstanding	13,331	12,815	13,306	12,813
Effect of dilutive securities:
Restricted stock	256	204	255	193
Options to acquire common stock	278	384	285	397
Diluted weighted average common shares outstanding	13,865	13,403	13,846	13,403
Diluted earnings per share	$3.52	$2.83	$6.94	$5.59

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

In January 2004 we filed a registration statement on Form S-4, relating to an offer to exchange registered notes for the 6 ½% Senior Notes, and on April 12, 2004 we commenced such exchange offer as required under the registration rights agreement executed in connection with the sale of the 6 ½% Senior Notes.

In addition to the 6 ½% Senior Notes, at March 31, 2004, we had outstanding $200 million 8 5/8% Senior Notes due in May 2011 and $350 million 8 3/8% Senior Notes due in April 2012 (collectively, with the  6 ½% Senior Notes, the “Senior Notes”) and a $200 million four-year term loan due June 2007 (the “Term Loan”) which bears interest at a fluctuating rate (2.75% at March 31, 2004) based upon LIBOR or the corporate base rate of interest announced by our lead bank.

We are exposed to fluctuations in interest rates.  We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates.  We do not enter into or hold derivatives for trading or speculative purposes.  At March 31, 2004 and September 30, 2003, we had swap agreements (the “Swap Agreements”) to effectively fix the variable interest on $100 million of floating rate debt.  The Swap Agreements mature in December 2004.  No portion of these hedges was considered ineffective for the period ended March 31, 2004.  Our Swap Agreements effectively fix the interest rate (before spread) on $100 million of floating rate debt at a weighted average rate of 5.74% per annum.

The effect of the Swap Agreements as of March 31, 2004 and September 30, 2003 was to record an after-tax accumulated other comprehensive loss of $2.1 million and $3.4 million, respectively.  The estimated fair value of the Swap Agreements, based on current market rates, approximated $3.5 million and $5.6 million at March 31, 2004 and September 30, 2003, respectively, and is included in other liabilities.

All of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and our obligations under the Term Loan, and are jointly and severally liable for obligations under the Senior Notes and Term Loan.  Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

(7)  Contingencies

We and certain of our subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to moisture intrusion and mold.  Recently, we have experienced an increase in such claims in our Midwestern region and particularly with respect to homes built by Trinity Homes LLC.

Our warranty reserves at March 31, 2004 and September 30, 2003 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion and mold, including a provision for legal fees. We did not consider any claims to be resolved as of March 31, 2004.  The following is a roll-forward of total complaints received, on which our accruals were based:

	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004
Complaints outstanding at beginning of period	511	415
Complaints received during the period	248	344
Complaints resolved during the period	—	—
Complaints outstanding at March 31, 2004	759	759

The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred.  We classify homes for which we receive complaints into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.  For purposes of calculating our accrual we estimated the cost to assess and remediate homes to cover a range up to $37,000 per home, depending on the category to which it was assigned.

As of March 31, 2004 and September 30, 2003 we accrued for our estimated cost to remediate homes that we had assessed and assigned to one of the above categories, as well as our estimated cost to remediate those homes for which we had received complaints, but for which we had not yet performed assessments.  For purposes of our accrual, we assigned homes not yet assessed to categories based on our expectations about the extent of damage.  In general, we expected homeowners with the most extensive damage to contact us first.  As a result, we expected a higher percentage of homes not yet assessed to have no moisture damage or isolated moisture damage than in the population of homes already assessed.

During the quarter ended December 31, 2003, we initiated a program under which we offered to repurchase a limited number of homes from specific homeowners.  As of March 31, 2004 we had agreed to repurchase 54 homes under this program, and had two repurchase offers pending.  Our accrual at March 31, 2004 includes our estimated costs to sell homes that we expect to repurchase, and our estimated losses on the sale of those homes.

Changes in our accrual during the three and six months ended March 31, 2004 were as follows (in thousands):

	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004
Balance at beginning of period	$14,014	$9,200
Provisions	11,373	18,258
Payments	(1,292)	(3,363)
Balance at end of period	$24,095	$24,095

Our accruals at March 31, 2004 and September 30, 2003 represent our best estimates at each balance sheet date of the costs to resolve all asserted complaints.  Actual costs to assess and remediate homes in each category, the extent of damage to homes not yet assessed, our estimates of costs to sell homes expected to be repurchased, and our losses on such sales could differ from our estimates.  As a result, the costs to resolve existing complaints could differ from our recorded accruals and have a material adverse effect on our net income in the periods in which the matters are resolved.  Additionally, it is reasonably possible that we will incur additional losses related to these matters, including losses related to homes for which we have not yet received complaints.  However, the amount or range of such losses can not be determined at this time.

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

As noted above, our warranty reserves at March 31, 2004 and September 30, 2003 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion and mold.  Warranty reserves are included in accrued expenses in the consolidated financial statements.  We record reserves covering our anticipated warranty expense for each home closed.  Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly.  While we believe that our warranty reserves at March 31, 2004 are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

Changes in our warranty reserves, which include amounts related to the moisture intrusion and mold issues discussed above,  during the period are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Balance at beginning of period	$47,939	$26,692	$40,473	$25,527
Provisions	19,303	6,856	35,190	13,641
Payments	(5,515)	(5,709)	(13,936)	(11,329)
Balance at end of period	$61,727	$27,839	$61,727	$27,839

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

Beazer Homes USA, Inc.

Consolidating Balance Sheet

March 31, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$148,160	$(58,884)	$283	$—	$89,559
Accounts receivable	—	40,320	1,655	—	41,975
Inventory	—	2,267,326	—	6,529	2,273,855
Deferred tax asset	25,305	—	—	—	25,305
Property, plant and equipment, net	—	22,120	—	—	22,120
Goodwill	—	251,603	—	—	251,603
Investments in subsidiaries	1,342,479	—	—	(1,342,479)	—
Intercompany	570,912	(584,799)	13,887	—	—
Other assets	12,481	39,822	8,180	—	60,483
Total Assets	$2,099,337	$1,977,508	$24,005	$(1,335,950)	$2,764,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$153,618	$96	$—	$153,714
Other liabilities	66,667	249,845	10,988	2,546	330,046
Intercompany	(1,413)	—	1,413	—	—
Obligations related to consolidated inventory not owned	—	238,129	—	—	238,129
Term Loan	200,000	—	—	—	200,000
Senior Notes	740,051	—	—	—	740,051
Other notes payable	—	8,928	—	—	8,928
Total Liabilities	1,005,305	650,520	12,497	2,546	1,670,868

Stockholders’ Equity	1,094,032	1,326,988	11,508	(1,338,496)	1,094,032

Total Liabilities and Stockholders’ Equity	$2,099,337	$1,977,508	$24,005	$(1,335,950)	$2,764,900

Beazer Homes USA, Inc.

Consolidating Balance Sheet

September 30, 2003

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$110,754	$(40,079)	$2,697	$—	$73,372
Accounts receivable	—	64,620	1,383	—	66,003
Inventory	—	1,713,639	—	9,844	1,723,483
Deferred tax asset	26,160	—	—	—	26,160
Property, plant and equipment, net	—	19,166	19	—	19,185
Goodwill	—	251,603	—	—	251,603
Investments in subsidiaries	1,246,831	—	—	(1,246,831)	—
Intercompany	403,945	(415,211)	11,266	—	—
Other assets	11,085	35,587	5,556	—	52,228
Total Assets	$1,798,775	$1,629,325	$20,921	$(1,236,987)	$2,212,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$125,099	$422	$—	$125,521
Other liabilities	64,963	242,503	9,642	3,888	320,996
Intercompany	(1,248)	—	1,248	—	—
Obligations related to consolidated inventory not owned	—	30,457	—	—	30,457
Term Loan	200,000	—	—	—	200,000
Senior Notes	541,365	—	—	—	541,365
Total Liabilities	805,080	398,059	11,312	3,888	1,218,339

Stockholders’ Equity	993,695	1,231,266	9,609	(1,240,875)	993,695

Total Liabilities and Stockholders’ Equity	$1,798,775	$1,629,325	$20,921	$(1,236,987)	$2,212,034

Beazer Homes USA, Inc.

Consolidating Statement of Income

Three Months Ended March 31, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$874,990	$1,591	$—	$876,581

Costs and expenses:
Home construction and land sales	18,532	683,833	—	(3,345)	699,020
Selling, general and administrative	—	99,018	699	—	99,717

Operating income	(18,532)	92,139	892	3,345	77,844
Other income, net	—	2,250	—	—	2,250
Income before income taxes	(18,532)	94,389	892	3,345	80,094
Provision for income taxes	(7,227)	36,811	348	1,305	31,236
Equity in income of subsidiaries	60,163	—	—	(60,163)	—
Net income	$48,858	$57,578	$544	$(58,123)	$48,858

Beazer Homes USA, Inc.

Consolidating Statement of Income

Three Months Ended March 31, 2003

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$664,086	$1,481	$—	$665,567

Costs and expenses:
Home construction and land sales	16,916	515,533	—	(4,716)	527,733
Selling, general and administrative	—	75,738	609	—	76,347

Operating income	(16,916)	72,815	872	4,716	61,487
Other income, net	—	1,277	—	—	1,277
Income before income taxes	(16,916)	74,092	872	4,716	62,764
Provision for income taxes	(6,682)	29,267	344	1,863	24,792
Equity in income of subsidiaries	48,206	—	—	(48,206)	—
Net income	$37,972	$44,825	$528	$(45,353)	$37,972

Beazer Homes USA, Inc.

Consolidating Statement of Income

Six Months Ended March 31, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$1,683,102	$3,587	$—	$1,686,689

Costs and expenses:
Home construction and land sales	35,403	1,315,095	—	(6,529)	1,343,969
Selling, general and administrative	—	187,745	1,479	—	189,224

Operating income	(35,403)	180,262	2,108	6,529	153,496
Other income, net	—	3,952	—	—	3,952
Income before income taxes	(35,403)	184,214	2,108	6,529	157,448
Provision for income taxes	(13,807)	71,842	823	2,546	61,404
Equity in income of subsidiaries	117,640	—	—	(117,640)	—
Net income	$96,044	$112,372	$1,285	$(113,657)	$96,044

Beazer Homes USA, Inc.

Consolidating Statement of Income

Six Months Ended March 31, 2003

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$1,362,585	$3,142	$—	$1,365,727

Costs and expenses:
Home construction and land sales	33,498	1,067,350	—	(9,398)	1,091,450
Selling, general and administrative	—	152,509	1,215	—	153,724

Operating income	(33,498)	142,726	1,927	9,398	120,553
Other income, net	—	3,236	—	—	3,236
Income before income taxes	(33,498)	145,962	1,927	9,398	123,789
Provision for income taxes	(13,232)	57,656	761	3,712	48,897
Equity in income of subsidiaries	95,158	—	—	(95,158)	—
Net income	$74,892	$88,306	$1,166	$(89,472)	$74,892

Beazer Homes USA, Inc.

Consolidating Statement of Cash Flows

March 31, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Net cash provided/(used) by operating activities	(21,288)	(155,585)	277	—	(176,596)

Cash flows from investing activities:
Capital expenditures	—	(3,926)	—	—	(3,926)
Investments in and distributions from unconsolidated joint ventures	—	67	—	—	67
Net cash used by investing activities	—	(3,859)	—	—	(3,859)

Cash flows from financing activities:
Proceeds from issuance of 6 1/2% Senior Notes	198,100	—	—	—	198,100
Advances (to) from subsidiaries	(137,948)	140,639	(2,691)	—	—
Debt issuance costs	(460)	—	—	—	(460)
Proceeds from stock option exercises	1,728	—	—	—	1,728
Dividends paid	(2,726)	—	—	—	(2,726)
Net cash provided/(used) by financing activities	58,694	140,639	(2,691)	—	196,642
Increase (decrease) in cash and cash equivalents	37,406	(18,805)	(2,414)	—	16,187
Cash and cash equivalents at beginning of period	110,754	(40,079)	2,697	—	73,372
Cash and cash equivalents at end of period	$148,160	$(58,884)	$283	$—	$89,559

Beazer Homes USA, Inc.

Consolidating Statement of Cash Flows

March 31, 2003

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Net cash used by operating activities	$(17,002)	$(81,933)	$(3,750)	$—	$(102,685)

Cash flows from investing activities:
Capital expenditures	—	(4,157)	—	—	(4,157)
Investments in and distributions from unconsolidated joint ventures	—	5,965	—	—	5,965
Net cash provided by investing activities	—	1,808	—	—	1,808

Cash flows from financing activities:
Advances (to) from subsidiaries	(73,111)	68,219	4,892	—	—
Proceeds from stock option exercises	1,631	—	—	—	1,631
Common share repurchases	(6,925)	—	—	—	(6,925)
Net cash provided/(used) by financing activities	(78,405)	68,219	4,892	—	(5,294)
Increase (decrease) in cash and cash equivalents	(95,407)	(11,906)	1,142	—	(106,171)
Cash and cash equivalents at beginning of period	147,355	(25,759)	3,393	—	124,989
Cash and cash equivalents at end of period	$51,948	$(37,665)	$4,535	$—	$18,818

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:

Homebuilding:  We design, sell and build single-family homes in the following regions and states:

Southeast	West	Central	Mid-Atlantic	Midwest

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

These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors.  Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from those estimates.  Our assumptions about future home sales prices and volumes require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. We continue to evaluate the carrying value of our inventory and, based on historical results, believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future.

Goodwill

We test goodwill for impairment annually or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our operating divisions is considered a reporting unit. The fair value of each reporting unit is determined based on expected discounted future cash flows.  If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired.  If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill.  We performed our most recent annual impairment test of goodwill as of April 30, 2003 and determined that goodwill was not impaired.

Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations.  A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of one or more reporting units to be less than their respective carrying amounts.  In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations.

Our goodwill has been assigned to reporting units in different geographic locations.  Therefore, potential goodwill impairment charges resulting from changes in local market and /or economic conditions or changes in our strategic plans would likely be isolated to one or a few of our reporting units.  However, our business is concentrated in the homebuilding industry and, as such, a widespread decline in the homebuilding industry or a significant deterioration of economic conditions could have a negative impact on the estimated fair value of a larger number of our reporting units.

While we believe that no impairment existed as of March 31, 2004, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to impairment of goodwill.  As part of our April 30, 2004 annual goodwill assessment, we will obtain independent valuations of our reporting units and assess such valuations relative to their respective carrying amounts.

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

Warranty reserves are included in accrued expenses in the consolidated financial statements.  We record reserves covering our anticipated warranty expense for each home closed.  Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly.  Factors that affect our warranty liability include the number of  homes sold, historical and anticipated rates of warranty claims, and cost per claim. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future.  While we believe that our warranty reserves at March 31, 2004 are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

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

RESULTS OF OPERATIONS:

The following presents certain operating and financial data for Beazer Homes (dollars in thousands):

	Three Months Ended March 31,			Six Months Ended March 31,
	2004		2003	2004		2003
	Amount	% Change	Amount	Amount	% Change	Amount
Number of new orders, net of cancellations:

Southeast region	1,636	0.5%	1,628	2,679	1.4%	2,643
West region	1,885	47.6	1,277	3,339	50.7	2,216
Central region	351	18.6	296	536	1.5	528
Mid-Atlantic region	403	(18.8)	496	719	(24.2)	948
Midwest region	757	(14.2)	882	1,063	(23.2)	1,385
Total	5,032	9.9	4,579	8,336	8.0	7,720

Number of closings:
Southeast region	1,197	9.5%	1,093	2,454	12.3%	2,186
West region	1,404	28.2	1,095	2,618	22.6	2,135
Central region	208	(23.5)	272	448	(16.7)	538
Mid-Atlantic region	367	57.5	233	685	29.7	528
Midwest region	508	(15.9)	604	1,087	(21.9)	1,392
Total	3,684	11.7	3,297	7,292	7.6	6,779

Total homebuilding revenue:
Southeast region	$225,636	19.0%	$189,601	$448,148	18.8%	$377,213
West region	391,157	50.2	260,363	736,277	43.8	511,999
Central region	34,074	(17.6)	41,332	70,587	(14.0)	82,068
Mid-Atlantic region	125,965	62.5	77,527	226,174	29.4	174,772
Midwest region	75,980	(12.5)	86,791	161,764	(18.4)	198,332
Total	$852,812	30.1	$655,614	$1,642,950	22.2	$1,344,384

Average sales price per home closed:
Southeast region	$188.5	8.6%	$173.5	$182.6	5.8%	$172.6
West region	278.6	17.2	237.8	281.2	17.3	239.8
Central region	163.8	7.8	152.0	157.6	3.3	152.5
Mid-Atlantic region	343.2	3.2	332.7	330.2	(0.2)	331.0
Midwest region	149.6	4.1	143.7	148.8	4.4	142.5
Company average	231.5	16.4	198.9	225.3	13.6	198.3

	March 31,
	2004		2003
	Amount	% Change	Amount

Backlog units at end of period:
Southeast region	2,546	9.6%	2,324
West region	3,008	57.2	1,914
Central region	484	(2.6)	497
Mid-Atlantic region	1,151	2.8	1,120
Midwest region	1,281	(20.2)	1,605
Total	8,470	13.5	7,460

Aggregate sales value of homes in backlog at end of period:	$2,036,493	37.1%	$1,485,401

Number of active subdivisions at end of period:
Southeast region	184	(1.1% )	186
West region	98	10.1	89
Central region	44	33.3	33
Mid-Atlantic region	51	30.8	39
Midwest region	131	—	131
Total	508	6.3	478

New Orders and Backlog: New orders increased by 9.9% during the three month period ended March 31, 2004, compared to the same period in the prior year.  Order growth was driven primarily by significant growth in our West region, where new orders increased 47.6%.  The increases in our West region reflect strong overall demand in all of our markets in that region.  Orders were relatively flat in our Southeast region, as strong demand in Florida and parts of the Carolinas was somewhat offset by weakness in Atlanta, Nashville and Charlotte.  Orders in our Central region increased 18.6% as very strong demand in Houston was somewhat offset by continued weakness in Dallas.  New orders in our Mid-Atlantic region decreased by 18.8% compared to the same period of the prior year.  The decrease is primarily attributable to strong orders in the quarter ended March 31, 2003, including orders of affordable housing units being built through governmental programs.  Overall, the housing market in our Mid-Atlantic region remains strong, with closings for the quarter ended March 31, 2004 up 57.5% compared to the prior year period and a 2.8% increase in unit backlog at March 31, 2004 compared to March 31, 2003.  New orders in our Midwest region decreased by 14.2% during the three month period ended March 31, 2004, compared to the same period in the prior year, due primarily to weakness in our Indiana and Kentucky markets.  In addition to the decrease in new orders, backlog units in our Midwest region are 20.2% lower at March 31, 2004 compared to March 31, 2003, with decreases in all markets.  Management continues to focus efforts on improving performance in the Midwest operations and has made progress on a strategic and financial review of these operations.  We have initiated specific actions including completing a three-year financial plan, organizational alignment including management changes where appropriate, consolidating some office facilities, eliminating redundant costs, introducing new product into the region, and enhancing realtor programs and other marketing initiatives, including a coordinated media campaign centered on the Beazer Homes brand.  Management continues to believe that these markets  hold long-term strategic advantages for the Company.

New orders increased by 8.0% during the six month period ended March 31, 2004, compared to the same period in the prior year.  Orders were up 50.7% in our West region, reflecting continued strong demand in all of our markets in that region.  Orders were down 24.2% in our Mid-Atlantic region compared to a strong first six months of fiscal 2003.  For the six months ended March 31, 2004, orders were down 23.2% in our Midwest region compared to the same period of the prior year, reflecting continued weakness in our Indiana and Kentucky markets.  Orders were essentially flat in our Southeast and Central Regions.

The aggregate dollar value of homes in backlog at March 31, 2004 increased 37.1% from March 31, 2003, reflecting a 13.5% increase in the number of homes in backlog and a 20.7% increase in the average price of homes in backlog, from $199.1 at March 31, 2003 to $240.4 at March 31, 2004.  The increase in the number of homes in backlog is driven primarily by strong order trends in our West region.  The increase in average price of homes in backlog is due to our ability to raise prices in most of our markets, as well as a greater proportion of backlog in our West  region, where prices are generally higher compared to other regions, and a lower proportion of backlog in our Midwest region, where prices are generally lower.

The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Details of revenues and certain expenses:
Revenues:
Home sales (1)	$853,638	$655,614	$1,646,935	$1,344,384
Land and lot sales	13,831	842	21,566	3,337
Mortgage origination revenue	12,294	12,926	24,440	25,410
Intercompany elimination - mortgage	(3,182)	(3,815)	(6,252)	(7,404)
Total revenue	$876,581	$665,567	$1,686,689	$1,365,727

Cost of home construction and land sales:
Home sales (1)	$690,210	$530,841	$1,330,327	$1,096,205
Land and lot sales	11,992	707	19,894	2,649
Intercompany elimination - mortgage	(3,182)	(3,815)	(6,252)	(7,404)
Total cost of home construction and land sales	$699,020	$527,733	$1,343,969	$1,091,450

Selling, general and administrative:
Homebuilding operations	$91,994	$69,330	$174,107	$139,846
Mortgage origination operations	7,723	7,017	15,117	13,878
Total selling, general and administrative	$99,717	$76,347	$189,224	$153,724

Certain items as a percentage of revenues:
As a percentage of total revenue:
Costs of home construction and land sales	79.7%	79.3%	79.7%	79.9%
Selling, general and administrative:
Homebuilding operations	10.5%	10.4%	10.3%	10.2%
Mortgage operations	0.9%	1.1%	0.9%	1.0%

As a percentage of home sales revenue:
Costs of home construction	80.9%	81.0%	80.8%	81.5%

(1) Homebuilding revenues for the three and six months ended March 31, 2004 reflect the recognition on a consolidated basis of $0.8 million and $4.0 million, respectively, of  revenues related to closings that occurred in fiscal 2003, but for which funding was not received until fiscal 2004.  During Fiscal 2003, revenues and related cost of sales were not recognized on those closings where the buyers’ initial investments were not sufficient to recognize profit at the time of closing.  We received funding on such closings pursuant to commitments from bond authority programs in fiscal 2004, at which time we recognized the revenues and related cost of sales

Revenues: Revenues increased by 31.7% for the three months ended March 31, 2004 compared to the same period in the prior year.  Homes closed increased by 11.7% while the average sales price of homes closed increased by 16.4%.  Increased closings in our Southeast, West and Mid-Atlantic regions were offset in part by decreases in our Central and Midwest Regions.  Average sales price increased in all regions due to strong demand and constraints on the supply of available housing in most of our markets.

Revenues increased by 23.5% for the six months ended March 31, 2004 compared to the same period in the prior year.  Homes closed increased by 7.6% while the average sales price of homes closed increased by 13.6%.  Increased closings in our Southeast, West and Mid-Atlantic regions were offset in part by decreases in our

Central and Midwest Regions.  Average sales price increased in all regions, except for our Mid-Atlantic region, due to strong demand and constraints on the supply of available housing in most of our markets.  Average sales prices in our Mid-Atlantic region decreased slightly due to closings during the first quarter of fiscal 2004 of affordable housing units built through governmental programs.

Cost of Home Construction: The cost of home construction as a percentage of home sales decreased slightly  for the three month period ended March 31, 2004, compared to the same period of the prior year.  Our ability to raise prices in most markets combined with greater emphasis on focused profit improvement initiatives was substantially offset by approximately $11.4 million of additional warranty expenses associated with construction defect claims from water intrusion at one of our Midwest divisions. For further discussion of these additional warranty expenses, please refer to Note 7 of the consolidated financial statements.

The cost of home construction as a percentage of home sales decreased by 70 basis points for the six month period ended March 31, 2004, compared to the same period of the prior year as a result of our ability to raise prices in most markets combined with greater emphasis on focused profit improvement initiatives, including cost reductions resulting from improved efficiency and the negotiation of national and regional supply agreements.  These reductions were achieved despite the inclusion of $18.3 million of additional warranty expenses associated with construction defect claims from water intrusion at one of our Midwest divisions.  For further discussion of these additional warranty expenses, please refer to Note 7 of the consolidated financial statements.

Selling, General and Administrative Expense:Our selling, general and administrative (“SG&A”) expense as a percentage of total revenues for the three and six months ended March 31, 2004 was comparable to SG&A expense as a percentage of total revenues for the same periods of the prior year.  Increased marketing expenses associated with our initiative to strengthen and leverage our brand identity were offset by improved efficiency in our business resulting from increased operating leverage.

Income Taxes:  Our effective income tax rate was 39% for the three and six month periods ended March 31, 2004 and 39.5% for the three and six month periods ended March 31, 2003.

Derivative Instruments and Hedging Activities:  We are exposed to fluctuations in interest rates.  We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates.  We do not enter into or hold derivatives for trading or speculative purposes.  At March 31, 2004 and September 30, 2003, we had swap agreements (the “Swap Agreements”) to effectively fix the variable interest on $100 million of floating rate debt.  The Swap Agreements mature in December 2004.  No portion of these hedges was considered ineffective for the period ended March 31, 2004.  Our Swap Agreements effectively fix the interest rate (before spread) on $100 million of floating rate debt at a weighted average rate of 5.74% per annum.

The effect of the Swap Agreements as of March 31, 2004 and September 30, 2003 was to record an after-tax accumulated other comprehensive loss of $2.1 million and $3.4 million, respectively.  The estimated fair value of the Swap Agreements, based on current market rates, approximated $3.5 million and $5.6 million at March 31, 2004 and September 30, 2003, respectively, and is included in other liabilities.

Recent Accounting Pronouncements:  In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of

ARB No. 51” (“FIN 46”).  On December 24, 2003, FIN 46 was replaced by FIN 46R.  FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46R applied beginning  with our quarter ended March 31, 2004.

We have evaluated all of our existing joint venture agreements, and we have determined that none of our joint ventures are Variable Interest Entities (“VIEs”).  Therefore, we have not consolidated any of our joint venture agreements pursuant to the requirements of FIN 46.  We have evaluated our option contracts for land  and determined we are the primary beneficiary of certain of these option contracts.  Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value.  We believe that the exercise prices of our option contracts approximate their fair value.  The consolidation of the land subject to these option contracts had the effect of increasing consolidated inventory not owned by $238.1 million with a corresponding increase to obligations related to consolidated inventory not owned in the accompanying consolidated balance sheet as of March 31, 2004.  The liabilities represent the difference between the exercise price of the optioned land and our deposits. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, we reclassified $46.1 million of related option deposits from development projects in progress to consolidated inventory not owned.

FINANCIAL CONDITION AND LIQUIDITY:

At March 31, 2004, we had cash of $89.6 million, compared to $73.4 million at September 30, 2003.  The increase in cash was primarily due to proceeds from the issuance of $200 million of 6 ½ % Senior Notes in November 2004, offset by increased levels of inventory to support our significant growth and substantial backlog at March 31, 2004.  Our net cash used in operating activities for the six months ended March 31, 2004 was $176.6 million, as increased net income and accounts payable and decreased accounts receivable were offset by increased levels of inventory driven by our substantial quarter end backlog and anticipated future growth.  Net cash used in investing activities was $3.9 million for the six months ended March 31, 2004.  Net cash provided by financing activities, consisting primarily of proceeds from the issuance the 6 ½ % Senior Notes, was $196.6 million for the six months ended March 31, 2004.

Our net cash used in operating activities was $102.7 million for the six months ended March 31, 2003, as increased net income and decreased accounts receivable were offset by increased levels of inventory and decreased accounts payable and other liabilities.  Net cash provided by investing activities was $1.8 million in the six months ended March 31, 2003.  Net cash used in financing activities was $5.3 million in the six months ended March 31, 2003 as share repurchases totaling $6.9 million were somewhat offset by proceeds from stock option exercises of $1.6 million.

During fiscal 2003, we entered into a $250 million four-year revolving credit facility (the “Revolving Credit Facility”) and a $200 million four-year term loan (the “Term Loan”) with a group of banks.  The Revolving Credit Facility and the Term Loan mature in June 2007 and bear interest at a fluctuating rate (2.75% at March 31, 2004) based upon LIBOR or the corporate base rate of interest announced by our lead bank.

We fulfill our short-term cash requirements with cash generated from operations and borrowings available from the Revolving Credit Facility.  Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, raw land and accounts receivable.  Each of our significant subsidiaries is a guarantor under the Revolving Credit Facility.  At

March 31, 2004, we had no outstanding borrowings and available borrowings of $175.0 million under the Revolving Credit Facility.

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

In addition to the 6 ½% Senior Notes, at March 31, 2004, we had outstanding $200 million 8 5/8% Senior Notes due in May 2011 and $350 million 8 3/8% Senior Notes due in April 2012 (collectively, the “Senior Notes”).  Each of our significant subsidiaries is a guarantor under the Senior Notes.

The Credit Facility, Term Loan and Senior Notes all contain various operating and financial covenants, and non-compliance with such covenants under any facility would accelerate the repayment terms of each.  At March 31, 2004, we were in compliance with each of these covenants and we expect to remain in compliance with each of these covenants.  At March 31, 2004, under the most restrictive covenants of each indenture, approximately $269.4 million of our retained earnings were available for cash dividends and for share repurchases.

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

OFF-BALANCE SHEET ARRANGEMENTS:

We acquire certain lots by means of option contracts.  Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance requirements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Our obligation with respect to options with specific performance requirements is included on our consolidated balance sheets in other liabilities.  Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $130.6 million at March 31, 2004.  This amount includes letters of credit of approximately $36.0 million.

Below is a summary of amounts (in thousands) committed under all options at March 31, 2004:

Aggregate Purchase Price Under Options
Options with specific performance	$26,808
Options without specific performance	1,489,062
Total options	$1,515,870

We have historically funded the exercise of land options though a combination of operating cash flows and borrowings under our Revolving Credit Facility.  We expect these sources to continue to be adequate to fund anticipated future option exercises.  Therefore, we do not anticipate that the exercise of our land options will have a material adverse effect on our liquidity.

OUTLOOK:

We are optimistic about our prospects for fiscal 2004 and the long-term.  We understand that uncertainties surrounding the economy and other factors may reduce this optimism in the future.  Our increased earnings for the six months ended March 31, 2004 and our significant level of existing backlog give us indications of increased earnings in fiscal 2004 compared to fiscal 2003. As disclosed in our earnings press release for the second fiscal quarter of 2004 dated April 22, 2004, absent any unanticipated adverse changes, we have raised our outlook for diluted earnings per share in fiscal 2004 from a range of $14.00 - $14.75 to a range of $15.75 – $16.00, representing approximately 25% growth over fiscal 2003.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements represent our expectations or beliefs concerning future events, and no assurance can be given that the results described in this quarterly report will be achieved.  These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or other similar words or phrases.  All forward-looking statements are based upon information available to us on the date of this quarterly report.  Except as may be required under applicable law, we do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the sections captioned “Outlook” and “Financial Condition and Liquidity.”  Additional information about factors that could lead to material changes in performance is contained in our filings with the Securities and Exchange Commission.  Such factors may include:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.  Controls and Procedures

As of March 31, 2004, the end of the period covered by this report on Form 10-Q, an evaluation was performed under the supervision and with the participation of Beazer Homes’ management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, Beazer Homes’ management, including the CEO and CFO, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.  No changes in Beazer Homes’ internal control over financial reporting were identified during the evaluation described above that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2004, our subsidiary, Trinity Homes LLC, had received 759 construction defect and warranty complaints related to moisture intrusion and mold.  As of March 31, 2004, there were seven pending lawsuits related to these complaints.  One of these suits, Gary Harmon and Sheri Harmon v. Trinity Homes LLC and Beazer Homes Investment Corp. is a putative class action suit that was filed in Hamilton County Superior Court in the State of Indiana on August 19, 2003 against Trinity and Beazer Homes Investment Corp., another one of our subsidiaries and Trinity’s parent.  As part of that case, the plaintiffs are asserting that Trinity and Beazer Homes Investment Corp. violated applicable building codes.  The complaint attempts to define the purported class to include all owners of a residential structure in Indiana constructed and marketed by Trinity and Beazer Homes Investment Corp. in which a one-inch gap with a vapor barrier does not exist between an exterior brick veneer wall and the surface of the underlying exterior wall.  Excluded from the class are any residents who suffer personal injuries caused by mold infestation.  No monetary amount was stated in the claim.  No hearing on class certification has been held at this time and no hearing for such certification is currently scheduled.

In November 2003, Beazer Homes received a request for information from the United States Environmental Protection Agency (the “EPA”) pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain projects undertaken since December 1998.  Beazer Homes identified 381 projects within this category and the EPA sought specific information concerning 71 of them.  To date, the EPA or an equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance for 15 of the sites.  The Administrative Orders provide mandatory compliance schedules to address the alleged deficiencies in storm water management practices, but do not impose any monetary penalties.  The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated.  Beazer Homes is working to comply with the requirements of the Administrative Orders and to otherwise maintain compliance with the requirements of the Clean Water Act.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On February 10, 2004, we held our annual meeting of shareholders, at which the following matters were voted upon with the results indicated below.  All numbers reported are shares of Beazer’s common stock.

1)     The shareholders elected seven members to the Board of Directors to serve until the next annual meeting.  The results of voting were as follows (based on 13,614,895 outstanding shares entitled to vote):

Election of Directors

Name	For	Votes Withheld
Laurent Alpert	11,782,162	738,367
Katie J. Bayne	11,837,271	683,258
Brian C. Beazer	11,993,825	526,704
Ian J. McCarthy	12,034,007	486,522
Maureen E. O’Connell	11,781,557	738,972
Larry T. Solari	11,837,272	683,257
Stephen P. Zelnak, Jr.	11,761,849	758,680

2)     The shareholders approved an amendment to the Amended and Restated 1999 Stock Incentive Plan.  The results of the vote were as follows:

Votes For	Votes Against	Votes Abstain
5,223,220	3,503,104	69,591

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits:

31.1         Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley of 2002

31.2         Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley of 2002

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K:

On January 27, 2004 we furnished a report on Form 8-K announcing under Item 12 our earnings and results of operations for the quarterly period ended December 31, 2003.

On February 11, 2004 we furnished a report on Form 8-K announcing under Item 5 that our Board of Directors declared a quarterly cash dividend of ten cents ($0.10) per share of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.

Date:	May 6, 2004	By:	/s/ James O’Leary
		Name:	James O’Leary
Executive Vice President and Chief Financial Officer