Form 10-Q
period 2004-06-30
BEAZER HOMES USA INC
filed 2004-07-29
CIK 915840

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-12822

BEAZER HOMES USA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	58-2086934 (I.R.S. employer Identification no.)
1000 Abernathy Road, Suite 1200, Atlanta, Georgia (Address of principal executive offices)	30328 (Zip Code)
(770) 829-3700 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Class	Outstanding at July 29, 2004
Common Stock, $0.01 par value	13,512,946 shares

BEAZER HOMES USA, INC.
FORM 10-Q

Part I. Financial Information

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	September 30, 2003
ASSETS
Cash and cash equivalents	$199,627	$73,372
Accounts receivable	46,682	66,003
Inventory
Owned inventory	2,105,686	1,687,809
Consolidated inventory not owned	247,183	35,674

Total inventory	2,352,869	1,723,483
Deferred tax asset	24,731	26,160
Property, plant and equipment, net	23,677	19,185
Goodwill	251,603	251,603
Other assets	76,842	52,228

Total assets	$2,976,031	$2,212,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$153,103	$125,521
Other payables and accrued liabilities	352,880	320,996
Obligations related to consolidated inventory not owned	208,298	30,457
Term loan	200,000	200,000
Senior Notes (net of discount of $15,040 and $8,635 respectively)	914,960	541,365
Other notes payable	9,107	—

Total liabilities	1,838,348	1,218,339
Stockholders' equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.01 per share, 30,000,000 shares authorized, 17,650,822 and 17,501,052 issued and 13,512,946 and 13,542,976 outstanding, respectively)	177	175
Paid-in capital	579,409	572,070
Retained earnings	662,982	511,349
Treasury stock (4,137,876 and 3,958,076 shares, respectively)	(88,150)	(70,604)
Unearned compensation	(15,484)	(15,852)
Accumulated other comprehensive loss	(1,251)	(3,443)

Total stockholders' equity	1,137,683	993,695

Total liabilities and stockholders' equity	$2,976,031	$2,212,034

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Total revenue	$1,009,279	$771,758	$2,695,968	$2,137,485
Costs and expenses:
Home construction and land sales	801,865	612,602	2,145,834	1,704,052
Selling, general and administrative	111,176	85,618	300,400	239,342
Expenses related to retirement of debt	—	7,570	—	7,570

Operating income	96,238	65,968	249,734	186,521
Other income, net	1,599	1,287	5,551	4,523

Income before income taxes	97,837	67,255	255,285	191,044
Provision for income taxes	38,157	26,566	99,561	75,463

Net income	$59,680	$40,689	$155,724	$115,581

Weighted average number of shares:
Basic	13,320	12,857	13,311	12,828
Diluted	13,843	13,530	13,845	13,454
Net income per common share:
Basic	$4.48	$3.16	$11.70	$9.01
Diluted	$4.31	$3.01	$11.25	$8.59
Cash dividends per share	$0.10	$—	$0.30	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$155,724	$115,581
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	12,100	9,597
Expenses related to retirement of debt	—	7,570
Tax benefit from stock transactions	—	7,441
Changes in operating assets and liabilities:
Decrease in accounts receivable	19,321	36,772
Increase in inventory	(442,822)	(266,903)
Increase in other assets	(25,050)	(6,615)
Increase (decrease) in trade accounts payable	27,582	(1,841)
Increase (decrease) in other liabilities	36,027	(2,008)
Other changes	1,279	1,993

Net cash used in operating activities	(215,839)	(98,413)

Cash flows from investing activities:
Capital expenditures	(7,567)	(7,371)
Investments in and distributions from unconsolidated joint ventures	(2,178)	(1,943)
Proceeds from sale of interests in joint ventures	—	5,062

Net cash used in investing activities	(9,745)	(4,252)

Cash flows from financing activities:
Proceeds from Term Loan	200,000	200,000
Repayment of Term Loan	(200,000)	(100,000)
Redemption of 8 7/8% Senior Notes	—	(104,438)
Proceeds from 6 1/2% Senior Notes	198,100	—
Proceeds from 4 5/8% Convertible Senior Notes	174,600	—
Proceeds from stock option exercises	1,749	6,853
Common share repurchases	(17,546)	(6,925)
Dividends paid	(4,091)	—
Debt issuance costs	(973)	(2,458)

Net cash provided/(used) by financing activities	351,839	(6,968)

Increase (decrease) in cash and cash equivalents	126,255	(109,633)
Cash and cash equivalents at beginning of period	73,372	124,989

Cash and cash equivalents at end of period	$199,627	$15,356

Supplemental disclosures of non-cash activities:
Consolidated inventory not owned	$177,841	$28,537
Land purchased through issuance of note payable	$8,723	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.

UNAUDITED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income	$59,680	$40,689	$155,724	$115,581
Other comprehensive income:
Unrealized gain on interest rate swaps, net of related taxes	880	152	2,192	545

Comprehensive income	$60,560	$40,841	$157,916	$116,126

See Notes to Unaudited Condensed Consolidated Financial Statements.

(1) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. ("Beazer Homes" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. Certain items in prior period financial statements have been reclassified to conform to the current presentation. For further information, refer to our audited consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

        We account for stock awards issued to non-employees under the recognition and measurement principles of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure". Stock options issued to non-employees are valued using the Black-Scholes option pricing model. Restricted stock granted to non-employees is initially valued based on the market price of the common stock on the date of the grant.

        Unearned compensation arising from the restricted stock granted to employees and from non-employee stock awards is amortized to expense using the straight-line method over the period of the restrictions. The balance of unearned compensation related to non-employee awards is adjusted on a quarterly basis to reflect changes in the market value of Beazer Homes' common stock. Unearned compensation is shown as a reduction of stockholders' equity in the condensed consolidated balance sheets.

        The following table illustrates the effect (in thousands, except per share amounts) on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$59,680	$40,689	$155,724	$115,581
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,209	908	3,316	1,726
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,034)	(1,665)	(5,500)	(3,983)

Pro forma net income	$58,855	$39,932	$153,540	$113,324

Earnings per share:
Basic—as reported	$4.48	$3.16	$11.70	$9.01

Basic—pro forma	$4.42	$3.10	$11.54	$8.83

Diluted—as reported	$4.31	$3.01	$11.25	$8.59

Diluted—pro forma	$4.28	$2.95	$11.21	$8.42

(3) Inventory

        A summary of inventory is as follows (in thousands):

	June 30, 2004	September 30, 2003
Homes under construction	$984,124	$658,909
Development projects in progress	1,012,940	919,257
Unimproved land held for future development	30,009	33,583
Model homes	78,613	76,060
Consolidated inventory not owned	247,183	35,674

	$2,352,869	$1,723,483

        Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. Excluding model homes, we had 307 completed homes (valued at $63.4 million) and 362 completed homes (valued at $58.3 million) at June 30, 2004 and September 30, 2003, respectively, that were not subject to a sales contract.

        Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

        We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance requirements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance requirements is included on our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $134.2 million at June 30, 2004. This amount includes letters of credit of approximately $35.3 million.

Below is a summary of amounts (in thousands) committed under all options at June 30, 2004:

Aggregate Purchase Price Under Options
Options with specific performance	$21,339
Options without specific performance	1,555,641

Total options	$1,576,980

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

        We have evaluated all of our existing joint venture agreements, and we have determined that none of our joint ventures are Variable Interest Entities ("VIEs"). Therefore, we have not consolidated any of our joint venture agreements pursuant to the requirements of FIN 46. We have evaluated our option contracts for land and determined we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. As of June 30, 2004 we have recorded $208.3 million of consolidated inventory not owned, and obligations related to consolidated inventory not owned, in the accompanying consolidated balance sheet as of June 30, 2004. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, we reclassified $38.9 million of related option deposits from development projects in progress to consolidated inventory not owned.

(4) Interest

        The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Capitalized interest in inventory, beginning of period	$40,814	$33,839	$34,285	$24,441
Interest incurred and capitalized	19,469	16,120	54,872	49,618
Capitalized interest amortized to cost of sales	(17,309)	(14,049)	(46,183)	(38,149)

Capitalized interest in inventory, end of period	$42,974	$35,910	$42,974	$35,910

(5) Earnings Per Share

        Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Basic:
Net income	$59,680	$40,689	$155,724	$115,581
Weighted average number of common shares outstanding	13,320	12,857	13,311	12,828
Basic earnings per share	$4.48	$3.16	$11.70	$9.01

Diluted:
Net income	$59,680	$40,689	$155,724	$115,581
Weighted average number of common shares outstanding	13,320	12,857	13,311	12,828
Effect of dilutive securities:
Restricted stock	264	287	258	231
Options to acquire common stock	259	386	276	395

Diluted weighted average common shares outstanding	13,843	13,530	13,845	13,454

Diluted earnings per share	$4.31	$3.01	$11.25	$8.59

A total of 1,166,400 shares issuable upon conversion of our recently issued convertible senior notes have been excluded from the calculation of diluted earnings per share for the three and nine months ended June 30, 2004 because the conditions under which the notes are convertible into common shares have not been satisfied. Refer to Note 6 for a discussion of the terms of the convertible senior notes and the related conversion rights.

        On July 1, 2004, the Emerging Issues Task Force (the "EITF") of the FASB reached a tentative consensus that would require all shares that are issuable upon conversion of our recently issued convertible senior notes to be considered outstanding for our diluted earnings per share computations, if dilutive, using the "if converted" method of accounting from the date of issuance. Under current rules these shares are only included in the diluted earnings per share computation if the conditions under which the notes are convertible into common shares are satisfied. If approved, this EITF statement ("EITF 04-8") would also require us to retroactively restate our prior periods diluted earnings per share. Further, the tentative consensus indicates that the new standard, if affirmed, will be effective for periods ending after December 15, 2004.

(6) Long Term Debt and Associated Derivatives

        In June 2004, we issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the"Convertible Senior Notes") in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The Convertible Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs). Interest on the Convertible Senior Notes is payable semiannually beginning December 2004. Beginning with the six-month interest period commencing on June 15, 2009, we will pay contingent interest during a six-month interest period if the average trading price of the notes for a five trading day reference period equals or exceeds 120% of the principal amount of the notes. The notes are convertible by holders into shares of our common stock at an initial conversion rate of 6.48 shares of Beazer Homes common stock per $1,000 principal amount (subject to adjustment for customary reasons), representing an initial conversion price of $154.32 per share of common stock, under the following circumstances: a) during any calendar quarter, if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the conversion price on such last trading day; b) subject to certain limitations, during the five consecutive trading days after any five consecutive trading days in which the trading price per $1,000 principal amount of notes for each day of that period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the notes on each such day, provided that if the price of our common stock issuable upon conversion is between 100% and 120% of the conversion price, holders will be entitled to receive upon conversion only the value of the principal amount of the notes converted plus accrued and unpaid interest, including contingent interest and additional amounts owed, if any, c) if the notes have been called for redemption, d) upon the occurrence of specified corporate transactions, e) during any period in which the credit rating assigned to the notes by either Moody's or S&P is lower than B1 or B+, respectively, or the notes are no longer rated by at least one of these rating services or their successors.

        We may, at our option, redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009, initially at 101.321% of the principal amount, declining to 100% of the principal amount after June 15, 2011. Holders have the right to require us to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019 or if we undergo a fundamental change, as defined. In each case, we will pay a purchase price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including contingent interest, if any, and any additional amounts owed, if any, to such purchase date. Within 90 days after original issuance of the Convertible Senior Notes, we will file a registration statement with the SEC covering resales of the Convertible Senior Notes and the common stock issuable upon conversion.

        In May 2004 we also amended and restated our existing bank credit facility to increase the banks' commitments and extend the maturity date for one year. The amended facility includes a $550 million four-year revolving credit facility (the "Revolving Credit Facility") and a $200 million four-year term loan (the "Term Loan"). The Revolving Credit Facility and Term Loan now mature in June 2008. The Revolving Credit Facility and the Term Loan bear interest at a fluctuating rate (2.82% at June 30, 2004) based upon LIBOR or the alternate base rate of interest announced by our lead bank.

        In November 2003 we issued $200 million 6 1/2% Senior Notes due November 2013 (the "Original Notes") in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended. In May 2004 we completed an offer to exchange all of the outstanding Original Notes for an equal amount of 6 1/2% Senior Notes due November 2013 (the "6 1/2% Senior Notes"), which were registered under the Securities Act of 1933. The 6 1/2% Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs). Interest on the 6 1/2% Senior Notes is payable semiannually. We may, at our option, redeem the 6 1/2% Senior Notes in whole or in part at any time after November 2008, initially at 103.250% of the principal amount, declining to 100% of the principal amount after November 2011. We may redeem the 6 1/2% Senior Notes, in whole or in part, at any time before November 2008 at a redemption price equal to the principal amount thereof plus a "make-whole" premium, plus accrued and unpaid interest. A portion of such notes may also be redeemed prior to November 2006 under certain conditions. We used the proceeds from the issuance of the 6 1/2% Senior Notes for general corporate purposes.

        At June 30, 2004, we also had outstanding $200 million 8 5/8% Senior Notes due in May 2011, and $350 million 8 3/8% Senior Notes due in April 2012 (collectively, with the Convertible Senior Notes and the 6 1/2% Senior Notes, the "Senior Notes").

        All of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and our obligations under the Revolving Credit Facility and Term Loan, and are jointly and severally liable for obligations under the Senior Notes, Revolving Credit Facility and Term Loan. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

        We are exposed to fluctuations in interest rates. We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. We do not enter into or hold derivatives for trading or speculative purposes. At June 30, 2004 and September 30, 2003, we had swap agreements (the "Swap Agreements") to effectively fix the variable interest on $100 million of floating rate debt. The Swap Agreements mature in December 2004. No portion of these hedges was considered ineffective for the period ended June 30, 2004. Our Swap Agreements effectively fix the interest rate (before spread) on $100 million of floating rate debt at a weighted average rate of 5.74% per annum.

        The effect of the Swap Agreements as of June 30, 2004 and September 30, 2003 was to record an after-tax accumulated other comprehensive loss of $1.3 million and $3.4 million, respectively. The estimated fair value of the Swap Agreements, based on current market rates, approximated $2.0 million and $5.6 million at June 30, 2004 and September 30, 2003, respectively, and is included in other liabilities.

(7) Contingencies

        We and certain of our subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to moisture intrusion and mold. Recently, we have experienced an increase in such claims in our Midwestern region and particularly with respect to homes built by Trinity Homes LLC.

        As of June 30, 2004, there were ten pending lawsuits related to such complaints received by Trinity. One of these suits is a putative class action suit that was filed in the State of Indiana in August 2003. The parties in the putative class action have engaged in a series of mediation conferences and have reached an agreement in principle for a settlement of the case. The agreement in principle contemplates a settlement that would establish an agreed protocol and process for assessment and remediation of the homes. Although an agreement in principle has been reached, the terms of the final settlement are subject to, among other things, review and approval by the court and the parties to the suit. It is anticipated that the process of review and approval of the settlement will not be completed for several months and thus there can be no assurance that a final settlement will ultimately be reached.

        Our warranty reserves at June 30, 2004 and September 30, 2003 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion and mold, including a provision for legal fees. Our warranty reserves at June 30, 2004 also include a provision for estimated plaintiffs' attorneys' fees and for engineering inspection costs related to certain homes for which Trinity has not received complaints, but for which we believe it is probable that we will perform or pay for engineering inspections. We considered 17 claims to be resolved as of

June 30, 2004. The following is a roll-forward of total complaints received, on which our accruals were based:

	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004
Complaints outstanding at beginning of period	759	415
Complaints received during the period	142	486
Complaints resolved during the period	(17)	(17)

Complaints outstanding at June 30, 2004	884	884

        The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred. We classify homes for which we receive complaints into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage. For purposes of calculating our accrual we estimated the cost to assess and remediate homes to cover a range up to $41,500 per home, depending on the category to which it was assigned.

        As of June 30, 2004 and September 30, 2003 we accrued for our estimated cost to remediate homes that we had assessed and assigned to one of the above categories, as well as our estimated cost to remediate those homes for which we had received complaints, but for which we had not yet performed assessments. For purposes of our accrual, we assigned homes not yet assessed to categories based on our expectations about the extent of damage. In general, we expected homeowners with the most extensive damage to contact us first. As a result, we expected a higher percentage of homes not yet assessed to have no moisture damage or isolated moisture damage than in the population of homes already assessed.

        During the quarter ended December 31, 2003, we initiated a program under which we offered to repurchase a limited number of homes from specific homeowners. As of June 30, 2004 we have repurchased 48 homes at an aggregate purchase price of $15,760,581. We also have agreements to repurchase six more homes, which concludes this repurchase program. Our accrual at June 30, 2004 includes our estimated costs to sell homes that we have repurchased and which we have agreed to repurchase, and our estimated losses on the sale of those homes. As of June 30, 2004, we have not sold any of the homes that we have repurchased under this program.

        Changes in our accrual for Trinity moisture intrusion and related mold issues during the three and nine months ended June 30, 2004 were as follows (in thousands):

	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004
Balance at beginning of period	$24,095	$9,200
Provisions	10,000	28,258
Payments	(3,342)	(6,705)

Balance at end of period	$30,753	$30,753

        Our accruals at June 30, 2004 and September 30, 2003 represent our best estimates at each balance sheet date of the costs to resolve all asserted complaints. Actual costs to assess and remediate homes in each category, the extent of damage to homes not yet assessed, our estimates of costs to sell homes expected to be repurchased, and our losses on such sales could differ from our estimates. As a result, the costs to resolve existing complaints could differ from our recorded accruals and have a material adverse effect on our net income in the periods in which the matters are resolved.

Additionally, it is reasonably possible that we will incur additional losses related to these matters, including additional losses related to homes for which we have not yet received complaints. However, the amount or range of such losses can not be determined at this time.

        We provide a limited warranty (ranging from one to two years) of workmanship and materials with each of our homes. Such warranty covers defects in plumbing, electrical, heating, cooling and ventilating systems and construction defects. In addition, we provide a ten year warranty with each of our homes, covering construction defects only. Since we subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors.

        As noted above, our warranty reserves at June 30, 2004 and September 30, 2003 include accruals for Trinity moisture intrusion and related mold issues. Warranty reserves are included in accrued expenses in the consolidated financial statements. We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management's estimate of the costs to remediate the claims and adjusts these provisions accordingly. While we believe that our warranty reserves at June 30, 2004 are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

        Changes in our warranty reserves, which include amounts related to the Trinity moisture intrusion and mold issues discussed above, during the period are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$61,727	$27,839	$40,473	$25,527
Provisions	19,465	8,902	54,655	22,543
Payments	(10,486)	(6,208)	(24,422)	(17,537)

Balance at end of period	$70,706	$30,533	$70,706	$30,533

(8) Common Share Repurchases

        During the quarter ended June 30, 2004 we repurchased 179,800 shares of our outstanding common stock for an aggregate purchase price of $17,546,212 or an average per share price of $97.59 pursuant to our previously announced share repurchase program authorized by the Board of Directors in February 2003. To date, 307,800 shares have been repurchased under the one million share authorization.

(9) Supplemental Guarantor Information

        As discussed in Note 6, Beazer Homes' obligations to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of its subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

Beazer Homes USA, Inc.

Consolidating Balance Sheet

June 30, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$275,974	$(77,132)	$785	$—	$199,627
Accounts receivable	—	44,959	1,723	—	46,682
Inventory	—	2,344,180	—	8,689	2,352,869
Deferred tax asset	24,731	—	—	—	24,731
Property, plant and equipment, net	—	23,677	—	—	23,677
Goodwill	—	251,603	—	—	251,603
Investments in subsidiaries	1,384,314	—	—	(1,384,314)	—
Intercompany	581,271	(596,528)	15,257	—	—
Other assets	20,159	48,321	8,362	—	76,842

Total Assets	$2,286,449	$2,039,080	$26,127	$(1,375,625)	$2,976,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$—	$153,028	$75	$—	$153,103
Other liabilities	35,343	301,678	12,470	3,389	352,880
Intercompany	(1,537)	—	1,537	—	—
Obligations related to consolidated inventory not owned	—	208,298	—	—	208,298
Term Loan	200,000	—	—	—	200,000
Senior notes	914,960	—	—	—	914,960
Other notes payable	—	9,107	—	—	9,107

Total Liabilities	1,148,766	672,111	14,082	3,389	1,838,348

Stockholders' Equity	1,137,683	1,366,969	12,045	(1,379,014)	1,137,683

Total Liabilities and Stockholders' Equity	$2,286,449	$2,039,080	$26,127	$(1,375,625)	$2,976,031

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

Beazer Homes USA, Inc.

Consolidating Statement of Income

Three Months Ended June 30, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.
Total revenue	$—	$1,008,359	$920	$—	$1,009,279
Costs and expenses:
Home construction and land sales	19,469	784,556	—	(2,160)	801,865
Selling, general and administrative	—	110,926	250	—	111,176

Operating income	(19,469)	112,877	670	2,160	96,238
Other income/(expense), net	—	1,599	—	—	1,599

Income before income taxes	(19,469)	114,476	670	2,160	97,837
Provision for income taxes	(7,593)	44,646	262	842	38,157
Equity in income of subsidiaries	71,556	—	—	(71,556)	—

Net income	$59,680	$69,830	$408	$(70,238)	$59,680

Beazer Homes USA, Inc.

Consolidating Statement of Income

Three Months Ended June 30, 2003

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.
Total revenue	$—	$770,041	$1,717	$—	$771,758
Costs and expenses:
Home construction and land sales	16,120	598,501	52	(2,071)	612,602
Selling, general and administrative	—	84,976	642	—	85,618
Expenses related to retirement of debt	7,570	—	—	—	7,570

Operating income	(23,690)	86,564	1,023	2,071	65,968
Other income/(expense), net	—	1,287	—	—	1,287

Income before income taxes	(23,690)	87,851	1,023	2,071	67,255
Provision for income taxes	(9,358)	34,702	404	818	26,566
Equity in income of subsidiaries	55,021	—	—	(55,021)	—

Net income	$40,689	$53,149	$619	$(53,768)	$40,689

Beazer Homes USA, Inc.

Consolidating Statement of Income

Nine Months Ended June 30, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.
Total revenue	$—	$2,691,461	$4,507	$—	$2,695,968
Costs and expenses:
Home construction and land sales	54,872	2,099,651	—	(8,689)	2,145,834
Selling, general and administrative	—	298,671	1,729	—	300,400

Operating income	(54,872)	293,139	2,778	8,689	249,734
Other income/(expense), net	—	5,606	(55)	—	5,551

Income before income taxes	(54,872)	298,745	2,723	8,689	255,285
Provision for income taxes	(21,400)	116,510	1,063	3,389	99,561
Equity in income of subsidiaries	189,196	—	—	(189,196)	—

Net income	$155,724	$182,235	$1,660	$(183,896)	$155,724

Beazer Homes USA, Inc.

Consolidating Statement of Income

Nine Months Ended June 30, 2003

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.
Total revenue	$—	$2,132,626	$4,859	$—	$2,137,485
Costs and expenses:
Home construction and land sales	49,618	1,642,965	—	11,469	1,704,052
Selling, general and administrative	—	237,433	1,909	—	239,342
Expenses related to retirement of debt	7,570	—	—	—	7,570

Operating income	(57,188)	252,228	2,950	(11,469)	186,521
Other income/(expense), net	—	4,523	—	—	4,523

Income before income taxes	(57,188)	256,751	2,950	(11,469)	191,044
Provision for income taxes	(22,589)	101,418	1,165	(4,530)	75,463
Equity in income of subsidiaries	150,180	—	—	(150,180)	—

Net income	$115,581	$155,333	$1,785	$(157,119)	$115,581

Beazer Homes USA, Inc.

Consolidating Statement of Cash Flows

June 30, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.
Net cash provided/(used) by operating activities	(72,166)	(145,698)	2,025	—	(215,839)

Cash flows from investing activities:
Capital expenditures	—	(7,567)	—	—	(7,567)
Investments in and distributions from unconsolidated joint ventures	—	(2,178)	—	—	(2,178)

Net cash used by investing activities	—	(9,745)	—	—	(9,745)

Cash flows from financing activities:
Proceeds of Term Loan	200,000	—	—	—	200,000
Repayment of Term Loan	(200,000)	—	—	—	(200,000)
Proceeds from 6 1/2% Senior Notes	198,100	—	—	—	198,100
Proceeds from 4 5/8% Convertible Senior Notes	174,600	—	—	—	174,600
Proceeds from stock option exercises	1,749	—	—	—	1,749
Advances to/from subsidiaries	(114,453)	118,390	(3,937)	—	—
Common share repurchases	(17,546)	—	—	—	(17,546)
Dividends paid	(4,091)	—	—	—	(4,091)
Debt Issuance Cost	(973)	—	—	—	(973)

Net cash provided by financing activities	237,386	118,390	(3,937)	—	351,839

Increase in cash and cash equivalents	165,220	(37,053)	(1,912)	—	126,255
Cash and cash equivalents at beginning of year	110,754	(40,079)	2,697	—	73,372
Cash and cash equivalents at end of year	$275,974	$(77,132)	$785	$—	$199,627

Beazer Homes USA, Inc.

Consolidating Statement of Cash Flows

June 30, 2003

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.
Net cash provided/(used) by operating activities	(19,432)	(75,064)	(3,917)	—	(98,413)

Cash flows from investing activities:
Capital expenditures	—	(7,355)	(16)	—	(7,371)
Investments in and distributions from unconsolidated joint ventures	—	(1,943)	—	—	(1,943)
Proceeds from sale of interest in Joint Ventures	—	5,062	—	—	5,062

Net cash used by investing activities	—	(4,236)	(16)	—	(4,252)

Cash flows from financing activities:
Proceeds of Term Loan	200,000	—	—	—	200,000
Repayment of Term Loan	(100,000)	—	—	—	(100,000)
Redemption of 8 7/8% Senior Notes	(104,438)	—	—	—	(104,438)
Proceeds from stock option exercises	6,853	—	—	—	6,853
Advances to/from subsidiaries	(84,073)	80,467	3,606	—	—
Common share repurchases	(6,925)	—	—	—	(6,925)
Debt Issuance Cost	(2,458)	—	—	—	(2,458)

Net cash provided by financing activities	(91,041)	80,467	3,606	—	(6,968)

Increase in cash and cash equivalents	(110,473)	1,167	(327)	—	(109,633)
Cash and cash equivalents at beginning of year	147,355	(25,759)	3,393	—	124,989
Cash and cash equivalents at end of year	$36,882	$(24,592)	$3,066	$—	$15,356

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:

        Homebuilding:    We design, sell and build single-family homes in the following regions and states:

Southeast	West	Central	Mid-Atlantic	Midwest
Florida	Arizona	Texas	Maryland/Delaware	Indiana
Georgia	California		New Jersey	Kentucky
Mississippi	Colorado		Pennsylvania	Ohio
North Carolina	Nevada		Virginia/West Virginia
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

Goodwill

        We test goodwill for impairment annually or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our operating divisions is considered a reporting unit. The fair value of each reporting unit is determined based on expected discounted future cash flows. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill. We performed our annual impairment test of goodwill as of April 30, 2004. For purposes of our annual goodwill impairment test, we obtained independent valuations of our reporting units. Based on comparison of those independent valuations to the carrying values of our reporting units at April 30, 2004, we determined that goodwill was not impaired.

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

        Our goodwill has been assigned to reporting units in different geographic locations. Therefore, potential goodwill impairment charges resulting from changes in local market and/or economic conditions or changes in our strategic plans would likely be isolated to one or a few of our reporting units. However, our business is concentrated in the homebuilding industry and, as such, a widespread decline in the homebuilding industry or a significant deterioration of economic conditions could have a negative impact on the estimated fair value of a larger number of our reporting units.

        While we believe that no impairment existed as of June 30, 2004, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to impairment of goodwill.

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

Warranty Reserves

        We provide a limited warranty (ranging from one to two years) of workmanship and materials with each of our homes. Such warranty covers defects in plumbing, electrical, heating, cooling and ventilating systems and construction defects. In addition, we provide a ten year warranty with each of our homes, covering construction defects only. Since we subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors.

        Warranty reserves are included in accrued expenses in the consolidated financial statements. We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management's estimate of the costs to remediate the claims and adjusts these provisions accordingly. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future. While we believe that our warranty reserves at June 30, 2004 are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

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

RESULTS OF OPERATIONS:

        The following presents certain operating and financial data for Beazer Homes (dollars in thousands):

	Three Months Ended June 30,			Nine Months Ended June 30,
	2004		2003	2004		2003
	Amount	% Change	Amount	Amount	% Change	Amount
Number of new orders, net of cancellations:
Southeast region	1,657	(1.0)%	1,673	4,336	0.5%	4,316
West region	1,823	23.7	1,474	5,162	39.9	3,690
Central region	297	(10.5)	332	833	(3.1)	860
Mid-Atlantic region	427	(1.6)	434	1,146	(17.1)	1,382
Midwest region	665	(19.0)	821	1,728	(21.7)	2,206

Total	4,869	2.9	4,734	13,205	6.0	12,454

Number of closings:
Southeast region	1,340	11.3%	1,204	3,794	11.9%	3,390
West region	1,562	33.0	1,174	4,180	26.3	3,309
Central region	216	(27.0)	296	664	(20.4)	834
Mid-Atlantic region	409	56.7	261	1,094	38.7	789
Midwest region	534	(21.6)	681	1,621	(21.8)	2,073

Total	4,061	12.3	3,616	11,353	9.2	10,395

Total homebuilding revenue:
Southeast region	$263,076	21.4%	$216,764	$711,224	19.7%	$593,978
West region	461,671	55.6	296,629	1,197,948	48.1	808,627
Central region	35,603	(23.8)	46,730	106,190	(17.6)	128,798
Mid-Atlantic region	151,775	72.1	88,175	377,949	43.7	262,947
Midwest region	79,552	(17.9)	96,923	241,316	(18.3)	295,255

Total	$991,677	33.1	$745,221	$2,634,627	26.1	$2,089,605

Average sales price per home closed:
Southeast region	$196.3	9.1%	$180.0	$187.5	7.0%	$175.2
West region	295.6	17.0	252.7	286.6	17.3	244.4
Central region	164.8	4.4	157.9	159.9	3.6	154.4
Mid-Atlantic region	371.1	9.9	337.8	345.5	3.7	333.3
Midwest region	149.0	4.7	142.3	148.9	4.6	142.4
Company average	244.2	18.5	206.1	232.1	15.5	201.0

	June 30,
	2004		2003
	Amount	% Change	Amount
Backlog units at end of period:
Southeast region	2,863	2.5%	2,793
West region	3,269	47.7	2,214
Central region	565	6.0	533
Mid-Atlantic region	1,169	(9.6)	1,293
Midwest region	1,412	(19.1)	1,745

Total	9,278	8.2	8,578

Aggregate sales value of homes in backlog at end of period:	$2,304,705	29.3%	$1,781,936

Number of active subdivisions at end of period:
Southeast region	189	1.1%	187
West region	93	8.1	86
Central region	44	4.8	42
Mid-Atlantic region	55	41.0	39
Midwest region	126	(6.7)	135

Total	507	3.7	489

        New Orders and Backlog:    New orders increased by 2.9% during the three month period ended June 30, 2004, compared to the same period in the prior year. Order growth was driven primarily by significant growth in our West region, where new orders increased 23.7%. The increases in our West region reflect strong overall demand in all of our markets in that region. Orders were down 1% in our Southeast region, as strong demand in Florida, Georgia and Tennessee was offset by weakness in parts of the Carolinas. Orders in our Central region decreased by 10.5% as a result of continued weakness in Dallas. New orders in our Mid-Atlantic region decreased by 1.6% compared to the same period of the prior year as increases in Maryland and New Jersey were offset by a decrease in Virginia. New orders in our Midwest region decreased by 19.0% during the three month period ended June 30, 2004, compared to the same period in the prior year, due to weakness in our Indiana and Kentucky markets. In addition to the decrease in new orders, backlog units in our Midwest region are 19.1% lower at June 30, 2004 compared to June 30, 2003, also due to decreases in our Indiana and Kentucky markets. Management continues to focus efforts on improving performance in the Midwest operations and continues to believe that these markets hold long-term strategic advantages for the Company.

        New orders increased by 6.0% during the nine month period ended June 30, 2004, compared to the same period in the prior year. Orders were up 39.9% in our West region, reflecting continued strong demand in all of our markets in that region. Orders were down 17.1% in our Mid-Atlantic region compared to a strong first nine months of fiscal 2003, including orders for affordable housing units built through governmental programs. For the nine months ended June 30, 2004, orders were down 21.7% in our Midwest region compared to the same period of the prior year, reflecting continued weakness in our Indiana and Kentucky markets. Orders were essentially flat in our Southeast region and down 3.1% in our Central Region, reflecting continued weakness in our Dallas market.

        The aggregate dollar value of homes in backlog at June 30, 2004 increased 29.3% from June 30, 2003, reflecting an 8.2% increase in the number of homes in backlog and a 19.6% increase in the average price of homes in backlog, from $207.7 at June 30, 2003 to $248.4 at June 30, 2004. The increase in the number of homes in backlog is driven primarily by strong order trends in our West region and parts of our Southeast region. The increase in average price of homes in backlog is due to our ability to raise prices in most of our markets, as well as a greater proportion of backlog in our West region, where prices are generally higher compared to other regions, and a lower proportion of backlog in our Midwest region, where prices are generally lower.

        The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Details of revenues and certain expenses:
Revenues:
Home sales(1)	$989,961	$745,221	$2,636,896	$2,089,605
Land and lot sales	10,570	16,466	32,136	19,803
Mortgage origination revenue	11,531	14,941	35,971	40,351
Intercompany elimination—mortgage	(2,783)	(4,870)	(9,035)	(12,274)

Total revenue	$1,009,279	$771,758	$2,695,968	$2,137,485

Cost of home construction and land sales:
Home sales(1)	$794,875	$603,549	$2,125,202	$1,699,754
Land and lot sales	9,773	13,923	29,667	16,572
Intercompany elimination—mortgage	(2,783)	(4,870)	(9,035)	(12,274)

Total cost of home construction and land sales	$801,865	$612,602	$2,145,834	$1,704,052

Selling, general and administrative:
Homebuilding operations	$103,403	$78,026	$277,510	$217,872
Mortgage origination operations	7,773	7,592	22,890	21,470

Total selling, general and administrative	$111,176	$85,618	$300,400	$239,342

Certain items as a percentage of revenues:
As a percentage of total revenue:
Costs of home construction and land sales	79.4%	79.4%	79.6%	79.7%
Selling, general and administrative:
Homebuilding operations	10.2%	10.1%	10.3%	10.2%
Mortgage operations	0.8%	1.0%	0.8%	1.0%
As a percentage of home sales revenue:
Costs of home construction	80.3%	81.0%	80.6%	81.3%

(1)
Homebuilding revenues for the nine months ended June 30, 2004 reflect the recognition on a consolidated basis of $4.1 million of revenues related to closings that occurred in fiscal 2003, but for which funding was not received until fiscal 2004. During Fiscal 2003, revenues and related cost of sales were not recognized on those closings where the buyers' initial investments were not sufficient to recognize profit at the time of closing. We received funding on such closings pursuant to commitments from bond authority programs in fiscal 2004, at which time we recognized the revenues and related cost of sales. Homebuilding revenues for the three and nine months ended June 30, 2004 also reflect the deferral on a consolidated basis of $1.8 million of revenues related to similar additional closings.

        Revenues:    Revenues increased by 30.8% for the three months ended June 30, 2004 compared to the same period in the prior year. Homes closed increased by 12.3% while the average sales price of homes closed increased by 18.5%. Increased closings in our Southeast, West and Mid-Atlantic regions were offset in part by decreases in our Central and Midwest Regions. Average sales price increased in all regions due primarily to strong demand and constraints on the supply of available housing in many of our markets.

        Revenues increased by 26.1% for the nine months ended June 30, 2004 compared to the same period in the prior year. Homes closed increased by 9.2% while the average sales price of homes closed increased by 15.5%. Increased closings in our Southeast, West and Mid-Atlantic regions were offset in part by decreases in our Central and Midwest Regions. Average sales price increased in all regions due primarily to strong demand and constraints on the supply of available housing in many of our markets.

        Cost of Home Construction:    The cost of home construction as a percentage of home sales decreased by 70 basis points for the three month period ended June 30, 2004, compared to the same period of the prior year. Our ability to raise prices in most markets combined with greater emphasis on focused profit improvement initiatives more than offset $10.0 million of additional warranty expenses associated with construction defect claims from water intrusion at one of our Midwest divisions. For further discussion of these additional warranty expenses, please refer to Note 7 of the consolidated financial statements.

        The cost of home construction as a percentage of home sales decreased by 70 basis points for the nine month period ended June 30, 2004, compared to the same period of the prior year as a result of our ability to raise prices in most markets combined with greater emphasis on focused profit improvement initiatives, including cost reductions resulting from improved efficiency and the negotiation of national and regional supply agreements. These reductions were achieved despite the inclusion of $28.3 million of additional warranty expenses associated with construction defect claims from water intrusion at one of our Midwest divisions.

        Selling, General and Administrative Expense:    Our selling, general and administrative ("SG&A") expense as a percentage of total revenues for the three and nine months ended June 30, 2004 was essentially flat compared to the same periods of the prior year as increased management bonuses, the determination of which is based on profitability and not revenues, and increased marketing expenses associated with our initiative to strengthen and leverage our brand identity were offset by improved efficiency in our business resulting from increased operating leverage.

        Income Taxes:    Our effective income tax rate was 39.0% for the three and nine month periods ended June 30, 2004 and 39.5% for the three and nine month periods ended June 30, 2003.

        Derivative Instruments and Hedging Activities:    We are exposed to fluctuations in interest rates. We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. We do not enter into or hold derivatives for trading or speculative purposes. At June 30, 2004 and September 30, 2003, we had swap agreements (the "Swap Agreements") to effectively fix the variable interest on $100 million of floating rate debt. The Swap Agreements mature in December 2004. No portion of these hedges was considered ineffective for the period ended June 30, 2004. Our Swap Agreements effectively fix the interest rate (before spread) on $100 million of floating rate debt at a weighted average rate of 5.74% per annum.

        The effect of the Swap Agreements as of June 30, 2004 and September 30, 2003 was to record an after-tax accumulated other comprehensive loss of $1.3 million and $3.4 million, respectively. The estimated fair value of the Swap Agreements, based on current market rates, approximated $2.0 million and $5.6 million at June 30, 2004 and September 30, 2003, respectively, and is included in other liabilities.

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

        We have evaluated all of our existing joint venture agreements, and we have determined that none of our joint ventures are Variable Interest Entities ("VIEs"). Therefore, we have not consolidated any of our joint venture agreements pursuant to the requirements of FIN 46. We have evaluated our option contracts for land and determined we are the primary beneficiary of certain of these option contracts. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. As of June 30, 2004 we have recorded $208.3 million of consolidated inventory not owned, and obligations related to consolidated inventory not owned, in the accompanying consolidated balance sheet as of June 30, 2004. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, we reclassified $38.9 million of related option deposits from development projects in progress to consolidated inventory not owned.

FINANCIAL CONDITION AND LIQUIDITY:

        At June 30, 2004, we had cash of $199.6 million, compared to $73.4 million at September 30, 2003. The increase in cash was primarily due to proceeds from the issuance of $200 million of 6 1/2% Senior Notes in November 2003 and the issuance of $180 million of 4 5/8% Convertible Senior Notes in June 2004, offset by increased levels of inventory to support our significant growth and substantial backlog at June 30, 2004. Our net cash used in operating activities for the nine months ended June 30, 2004 was $215.8 million, as increased net income and accounts payable and other liabilities and decreased accounts receivable were offset by increased levels of inventory driven by our substantial quarter end backlog and anticipated future growth. Net cash used in investing activities was $9.7 million for the nine months ended June 30, 2004. Net cash provided by financing activities, consisting primarily of proceeds from the issuance the 6 1/2% Senior Notes and the 4 5/8% Convertible Senior Notes, was $351.8 million for the nine months ended June 30, 2004.

        Our net cash used in operating activities was $98.4 million for the nine months ended June 30, 2003, as increased net income and decreased accounts receivable were offset by increased levels of inventory. Net cash used by investing activities was $4.3 million in the nine months ended June 30, 2003. Net cash used in financing activities was $7.0 million in the nine months ended June 30, 2003.

        In May 2004 we amended and restated our existing bank credit facility to increase the banks' commitments and extend the maturity date for one year. The amended facility includes a $550 million four-year revolving credit facility (the "Revolving Credit Facility") and a $200 million four-year term loan (the "Term Loan"). The Revolving Credit Facility and Term Loan now mature in June 2008. The Revolving Credit Facility and the Term Loan bear interest at a fluctuating rate (2.82% at June 30, 2004) based upon LIBOR or the alternate base rate of interest announced by our lead bank.

        We fulfill our short-term cash requirements with cash generated from operations and borrowings available from the Revolving Credit Facility. Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, land and accounts receivable less outstanding permitted senior indebtedness. Each of our significant subsidiaries is a guarantor under the Revolving Credit Facility. At June 30, 2004, we had no outstanding borrowings and available borrowings of $317.8 million under the Revolving Credit Facility.

        In June 2004, we issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the"Convertible Senior Notes") in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The Convertible Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs). Interest on the Convertible Senior Notes is payable semiannually beginning December 2004. Beginning with the six-month interest period commencing on June 15, 2009, we will pay contingent interest during a six-month interest period if the average trading price of the notes for a five trading day reference period equals or exceeds 120% of the principal amount of the notes. The notes are convertible by holders into shares of our common stock at an initial conversion rate of 6.48 shares of Beazer Homes common stock per $1,000 principal amount (subject to adjustment for customary reasons), representing an initial conversion price of $154.32 per share of common stock, under the following circumstances: a) during any calendar quarter, if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the conversion price on such last trading day; b) subject to certain limitations, during the five consecutive trading days after any five consecutive trading days in which the trading price per $1,000 principal amount of notes for each day of that period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the notes on each such day, provided that if the price of our common stock issuable upon conversion is between 100% and 120% of the conversion price, holders will be entitled to receive upon conversion only the value of the principal amount of the notes converted plus accrued and unpaid interest, including contingent interest and additional amounts owed, if any, c) if the notes have been called for redemption, d) upon the occurrence of specified corporate transactions, e) during any period in which the credit rating assigned to the notes by either Moody's or S&P is lower than B1 or B+, respectively, or the notes are no longer rated by at least one of these rating services or their successors.

        We may, at our option, redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009, initially at 101.321% of the principal amount, declining to 100% of the principal amount after June 15, 2011. Holders have the right to require us to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019 or if we undergo a fundamental change, as defined. In each case, we will pay a purchase price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including contingent interest, if any, and any additional amounts owed, if any, to such purchase date. Within 90 days after original issuance of the Convertible Senior Notes, we will file a registration statement with the SEC covering resales of the Convertible Senior Notes and the common stock issuable upon conversion. We intend to use the net proceeds of the offering for general corporate purposes including land acquisition and share repurchases from time to time under our previously announced repurchase program.

        In November 2003 we issued $200 million 6 1/2% Senior Notes due November 2013 (the "Original Notes") in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended. In May 2004 we completed an offer to exchange all of the outstanding Original Notes for an equal amount of 6 1/2% Senior Notes due November 2013 (the "6 1/2% Senior Notes"), which were registered under the Securities Act of 1933. The 6 1/2% Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs). Interest on the 6 1/2% Senior Notes is payable semiannually. We may, at our option, redeem the 6 1/2% Senior Notes in whole or in part at any time after November 2008, initially at 103.250% of the principal amount, declining to 100% of the principal amount after November 2011. We may redeem the 6 1/2% Senior Notes, in whole or in part, at any time before November 2008 at a redemption price equal to the principal amount thereof plus a "make-whole" premium, plus accrued and unpaid interest. A portion of such notes may also be redeemed prior to November 2006 under certain conditions. We used the proceeds from the issuance of the 6 1/2% Senior Notes for general corporate purposes.

        In addition to the Convertible Senior Notes and the 6 1/2% Senior Notes, at June 30, 2004, we had outstanding $200 million 8 5/8% Senior Notes due in May 2011 and $350 million 8 3/8% Senior Notes due in April 2012 (collectively, the "Senior Notes"). Each of our significant subsidiaries is a guarantor under the Senior Notes.

        The Credit Facility, Term Loan and Senior Notes all contain various operating and financial covenants, and non-compliance with such covenants under any facility would accelerate the repayment terms of each. At June 30, 2004, we were in compliance with each of these covenants and we expect to remain in compliance with each of these covenants. At June 30, 2004, under the most restrictive covenants of each indenture, approximately $278.1 million of our retained earnings were available for cash dividends and for share repurchases.

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

        During the quarter ended June 30, 2004 we repurchased 179,800 shares of our outstanding common stock for an aggregate purchase price of $17,546,212 or $97.59 per share pursuant to our previously announced share repurchase program.

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

OFF-BALANCE SHEET ARRANGEMENTS:

        We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance requirements, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance requirements is included on our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $134.2 million at June 30, 2004. This amount includes letters of credit of approximately $35.3 million.

        Below is a summary of amounts (in thousands) committed under all options at June 30, 2004:

Aggregate Purchase Price Under Options
Options with specific performance	$21,339
Options without specific performance	1,555,641

Total options	$1,576,980

        We have historically funded the exercise of land options though a combination of operating cash flows and borrowings under our Revolving Credit Facility. We expect these sources to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our land options will have a material adverse effect on our liquidity.

OUTLOOK:

        We are optimistic about our prospects for fiscal 2004 and the long-term and we believe the housing industry continues to exhibit robust industry fundamentals including increasing demand for and increasingly constrained supply of new housing. We further believe that larger publicly-traded builders such as the Company continue to hold competitive advantages including, among others, advantages of size and scale, access to capital and geographic diversity. We understand that uncertainties surrounding the economy and other factors may reduce this optimism in the future. Our increased earnings for the nine months ended June 30, 2004 and our significant level of existing backlog give us indications of increased earnings in fiscal 2004 compared to fiscal 2003. Absent any unanticipated adverse changes, we have raised our outlook for diluted earnings per share in fiscal 2004 from a range of $15.75-$16.00 to a range of $16.50-$16.75

        In addition, we believe that continued strength in the housing market and continued execution on our strategic initiatives that leverage our national brand, capitalize on our broad geographic profile through focused product expansion and price-point diversification, and drive best practices to achieve optimal efficiencies, will place us in a strong position for continued growth and will allow us to continue to report increased earnings in fiscal 2005 and beyond.

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

        These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the sections captioned "Outlook" and "Financial Condition and Liquidity." Additional information about factors that could lead to material changes in performance is contained in our filings with the Securities and Exchange Commission. Such factors may include:

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

  •
  the impact of construction defect and home warranty claims, including our failure to settle the current putative class action suit in one of our Midwest divisions;

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

  •
  the failure of our improvement plan for the Midwest to achieve desired results; or

  •
  other factors over which we have little or no control.

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

Item 4. Controls and Procedures

        As of June 30, 2004, the end of the period covered by this report on Form 10-Q, an evaluation was performed under the supervision and with the participation of Beazer Homes' management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, Beazer Homes' management, including the CEO and CFO, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. No changes in Beazer Homes' internal control over financial reporting were identified during the evaluation described above that occurred during the Company's third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        As of June 30, 2004, our subsidiary, Trinity Homes LLC, had received 901 construction defect and warranty complaints related to moisture intrusion and mold. As of June 30, 2004, there were ten pending lawsuits related to these complaints. One of these suits, Gary Harmon and Sheri Harmon v. Trinity Homes LLC and Beazer Homes Investment Corp. is a putative class action suit that was filed in Hamilton County Superior Court in the State of Indiana on August 19, 2003 against Trinity and Beazer Homes Investment Corp., another one of our subsidiaries and Trinity's parent. As part of that case, the plaintiffs are asserting that Trinity and Beazer Homes Investment Corp. violated applicable building codes. The complaint attempts to define the purported class to include all owners of a residential structure in Indiana constructed and marketed by Trinity and Beazer Homes Investment Corp. in which a one-inch gap with a vapor barrier does not exist between an exterior brick veneer wall and the surface of the underlying exterior wall. Excluded from the class are any residents who suffer personal injuries caused by mold infestation. No monetary amount was stated in the claim. No hearing on class certification has been held at this time and no hearing for such certification is currently scheduled.

        The parties in the putative class action have engaged in a series of mediation conferences and have reached an agreement in principle for a settlement of the case. The parties are currently drafting detailed settlement documents. The agreement in principle contemplates a settlement that would establish an agreed protocol and process for assessment and remediation of the homes. The court has ordered the parties to present any definitive settlement documents to the court by August 6, 2004. Although an agreement in principle has been reached, the terms of the final settlement are subject to, among other things, review and approval by the court and the parties to the suit. It is anticipated that the process of review and approval of the settlement will not be completed for several months and thus there can be no assurance that a final settlement will ultimately be reached.

        In November 2003, Beazer Homes received a request for information from the United States Environmental Protection Agency (the "EPA") pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain projects undertaken since December 1998. Beazer Homes identified 381 projects within this category and the EPA sought specific information concerning 71 of them and is conducting site inspections on certain others. As of June 30, 2004, the EPA or an equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance for 15 of the sites. The Administrative Orders provide mandatory compliance schedules to address the alleged deficiencies in storm water management practices, but do not impose any monetary penalties. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes is working to comply with the requirements of the Administrative Orders and to otherwise maintain compliance with the requirements of the Clean Water Act.

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

Item 2. Changes in Securities and Use of Proceeds

Sales of Equity Securities Not Registered Under The Securities Act

        On June 8, 2004, we issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the"Convertible Senior Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. Citigroup Global

Markets, Inc. acted as sole book running-manager of the offering. The Convertible Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs). Interest on the Convertible Senior Notes is payable semiannually beginning December 2004. Beginning with the six-month interest period commencing on June 15, 2009, we will pay contingent interest during a six-month interest period if the average trading price of the notes for a five trading day reference period equals or exceeds 120% of the principal amount of the notes. The notes are convertible by holders into shares of our common stock at an initial conversion rate of 6.48 shares of Beazer Homes common stock per $1,000 principal amount (subject to adjustment for customary reasons), representing an initial conversion price of $154.32 per share of common stock, under the following circumstances: a) during any calendar quarter, if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the conversion price on such last trading day; b) subject to certain limitations, during the five consecutive trading days after any five consecutive trading days in which the trading price per $1,000 principal amount of notes for each day of that period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the notes on each such day, provided that if the price of our common stock issuable upon conversion is between 100% and 120% of the conversion price, holders will be entitled to receive upon conversion only the value of the principal amount of the notes converted plus accrued and unpaid interest, including contingent interest and additional amounts owed, if any, c) if the notes have been called for redemption, d) upon the occurrence of specified corporate transactions, e) during any period in which the credit rating assigned to the notes by either Moody's or S&P is lower than B1 or B+, respectively, or the notes are no longer rated by at least one of these rating services or their successors. Within 90 days after original issuance of the Convertible Senior Notes, we will file a registration statement with the SEC covering resales of the Convertible Senior Notes and the common stock issuable upon conversion thereof. We refer you to the Indenture filed as Exhibit 10.2 to this Form 10-Q for a further description of the terms of the Convertible Senior Notes.

Issuer Purchases of Equity Securities(1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Anounced Plan Or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
April 1, 2004 Through April 30, 2004	—	—	—	872,000
May 1, 2004 Through May 31, 2004	—	—	—	872,000
June 1, 2004 Through June 30, 2004	179,800	$97.59	179,800	692,200

Total	179,800	$97.59	179,800	692,200

(1)
In February 2003 our Board of Directors approved a stock repurchase plan authorizing the purchase of up to 1 million shares of our common stock.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

4.1	Indenture dated as of June 8, 2004 among the Company, its subsidiaries party thereto and Suntrust Bank as trustee
4.2	Form of 4 5/8% Convertible Senior Notes due 2024
4.3	Registration Rights Agreement for 4 5/8% Convertible Senior Notes due 2024
31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley of 2002
31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

    On April 6, 2004 we furnished a report on Form 8-K announcing under Item 12 our new home orders for the three and nine month periods ended March 31, 2004.

    On April 22, 2004 we furnished a report on Form 8-K announcing under Item 12 our earnings and results of operations for the quarterly period ended March 31, 2004.

    On June 2, 2004 we filed a report on Form 8-K announcing under Item 5 the increase and extension of our credit facility and the offering of $150 million Senior Convertible Notes due 2024.

    On June 3, 2004 we filed a report on Form 8-K announcing under Item 5 the pricing of our 4 5/8% Senior Convertible Notes due 2024.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.
Date: July 29, 2004	By:	/s/ JAMES O'LEARY
	Name:	James O'Leary Executive Vice President and Chief Financial Officer

QuickLinks

INDEX
  Part I. Financial Information
BEAZER HOMES USA, INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
BEAZER HOMES USA, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
BEAZER HOMES USA, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
BEAZER HOMES USA, INC. UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)
Beazer Homes USA, Inc. Consolidating Balance Sheet June 30, 2004 (in thousands)
Beazer Homes USA, Inc. Consolidating Balance Sheet September 30, 2003 (in thousands)
Beazer Homes USA, Inc. Consolidating Statement of Income Three Months Ended June 30, 2004 (in thousands)
Beazer Homes USA, Inc. Consolidating Statement of Income Three Months Ended June 30, 2003 (in thousands)
Beazer Homes USA, Inc. Consolidating Statement of Income Nine Months Ended June 30, 2004 (in thousands)
Beazer Homes USA, Inc. Consolidating Statement of Income Nine Months Ended June 30, 2003 (in thousands)
Beazer Homes USA, Inc. Consolidating Statement of Cash Flows June 30, 2004 (in thousands)
Beazer Homes USA, Inc. Consolidating Statement of Cash Flows June 30, 2003 (in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  RESULTS OF OPERATIONS
  FINANCIAL CONDITION AND LIQUIDITY
  OFF-BALANCE SHEET ARRANGEMENTS
  OUTLOOK
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES