Form 10-K
period 2004-09-30
BEAZER HOMES USA INC
filed 2004-12-07
CIK 915840

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (13,359,995 shares) as of March 31, 2004, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $1,412,285,071.
The number of shares outstanding of the registrant’s Common Stock as of November 16, 2004 was 13,831,234.

DOCUMENTS INCORPORATED BY REFERENCE
Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders	III

Website Access to Company Reports

Beazer Homes’ internet website address is www.beazer.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission and are available in print to any stockholder who requests a printed copy.

BEAZER HOMES USA, INC.

FORM 10-K

PART I
Item 1. Business

Our principal executive offices are located at 1000 Abernathy Road, Suite 1200, Atlanta, Georgia 30328, telephone (770) 829-3700. We also provide information about our active communities and mortgage financing through our Internet website located at http://www.beazer.com. Information on our website is not a part of and shall not be deemed incorporated by reference in this report.

We design, build and sell primarily single-family homes in the following locations within the United States:

Region/State	Market(s) / Year Entered

Southeast Region:
Florida	Jacksonville (1993), Fort Myers/Naples (1996), Tampa/St. Petersburg (1996), Orlando (1997)
Georgia	Atlanta (1985)
North Carolina	Charlotte (1987), Raleigh/Durham (1992), Greensboro (1999)
South Carolina	Charleston (1987), Columbia (1993), Myrtle Beach (2002)
Tennessee/Mississippi	Nashville (1987), Memphis (2002), Northern Mississippi (2002)

West Region:
Arizona	Phoenix (1993)
California	Los Angeles County (1993), Orange County (1993), Riverside & San Bernadino Counties (1993), San Diego County (1992), Ventura County (1993), Sacramento (1993)
Colorado	Denver (2001), Colorado Springs (2003)
Nevada	Las Vegas (1993)

Central Region:
Texas	Dallas/Ft. Worth (1995), Houston (1995)

Mid-Atlantic Region:
Maryland/Delaware	Baltimore (1998), Metro-Washington DC (1998), Delaware (2003)
New Jersey/ Pennsylvania	Central and Southern New Jersey (1998), Bucks County, PA (1998)
Virginia/West Virginia	Fairfax County (1998), Loudoun County (1998), Prince William County (1998), West Virginia (2004)

Midwest Region:
Indiana	Indianapolis (2002), Lafayette (2002), Ft. Wayne (2002)
Kentucky	Lexington (2002)
Ohio	Columbus (2002), Cincinnati/Dayton (2002)

We design our homes at various price points to appeal to homebuyers across various demographic segments. Our objective is to provide our customers at each price point with homes that incorporate exceptional value and quality while seeking to maximize our return on invested capital. To achieve this objective, we have developed a business strategy which focuses on the following elements:

Geographic Diversity and Growth Markets. We compete in a large number of geographically diverse markets in an attempt to reduce our exposure to any particular regional economy. Most of the markets in which we operate have experienced significant population growth in recent years. Within these markets, we build homes in a variety of projects. Our business strategy entails further increasing our market penetration across the geographically diverse markets in which we compete.

Leverage of National Brand.   In October 2003, we launched a branding strategy that is designed to build a unified consumer brand across all markets in which we operate. Our new national branding strategy presents us as one company with one name, one logo, one message and one purpose. We believe that a national branding strategy will differentiate us from our competitors by promoting qualities that lead to good recommendations, referrals to family and friends, and repeat purchases by loyal customers. We feel that a strengthened, national brand identity will better position us to consistently address the needs of our customers across all of our markets.

Leverage Size, Scale and Capabilities to Achieve Optimal Efficiencies.  The Company has implemented specific profitability initiatives which focus on leveraging our size, scale and capabilities in order to achieve enhanced gross profit and operating profit margins. These initiatives include:
▪	leveraging our size to create economies of scale in purchasing and construction;
▪	standardizing best practices and product designs;
▪	using branding and increased market penetration to maximize efficiency of land use; and
▪	leveraging our fixed cost infrastructure by increasing depth and breadth in markets where we have an established presence.

Quality Homes at Various Price-Points to Meet the Needs of Increasingly Diverse Homebuyers.  We seek to maximize customer satisfaction by offering homes which incorporate quality materials, distinctive design features, convenient locations and competitive prices. During fiscal year 2004, the average sales price of our homes closed was approximately $232,200. Our product strategy entails addressing the needs of an increasingly diverse profile of buyers as evidenced by demographic trends including, among others, increased immigration, changing profiles of households, the aging of the baby-boomers, and the rise of the echo-boomers (children of the baby-boomers) into the ranks of homeownership. Our product offering is broken down into the following product categories:

Economy. These homes are targeted primarily at entry-level buyers, are generally 1,500 square feet or less in size, and are intended to meet the needs of those buyers for whom price is the most important factor in the buying decision.

Value. These homes are targeted at entry-level and move-up buyers, generally range from 1,500 to 2,500 square feet in size, and are intended to appeal to buyers who are more interested in style and features, but are still somewhat price-focused.

Style. These homes are targeted at more affluent move-up buyers, are generally greater than 2,500 square feet in size, and are intended to appeal to buyers in the more luxurious segment of the market, who place greater emphasis on style and features.

In addition, we also offer homes to the ‘active-adult’ segment which is targeted to buyers over 55 years of age, in communities with special amenities. We offer these homes within the Economy, Value and Style categories described above. Within each product category, we seek to provide exceptional value and to ensure an enjoyable customer experience.

Additional Products and Services for Homebuyers.  In order to maximize our profitability and provide our customers with the additional products and services that they desire, we have incorporated design centers and mortgage origination operations into our business. Recognizing that our customers want to choose certain components of their new home, we offer limited customization through the use of design studios in most of our markets. These design studios allow the customer to select certain non-structural customizations for their homes such as cabinetry, flooring, fixtures, appliances and wall coverings. Additionally, recognizing the homebuyer's desire to simplify the financing process, we originate mortgages on behalf of our customers through our subsidiary Beazer Mortgage Corporation, or Beazer Mortgage. Beazer Mortgage originates, processes and brokers mortgages to third party investors. Beazer Mortgage generally does not retain or service the mortgages that it brokers. We also provide title services to our customers in many of our markets.

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

Conservative Land Policies. We seek to maximize our return on capital by judiciously managing our investment in land. To reduce the risks associated with investments in land, we use options to control land whenever possible. In addition, we do not speculate in land which is not generally subject to entitlements providing basic development rights to the owner.

Value Created.  We evaluate our financial performance and the financial performance of our operations using Value Created, a variation of economic profit or economic value added. Value Created measures the extent to which we exceed our cost of capital. It is calculated as earnings before interest and taxes (“EBIT”), less a charge for all of the capital employed multiplied by our estimate of our minimum weighted average cost of capital.

Company History

In March 1994, we completed a concurrent initial public offering of common stock and issuance of senior notes (the “IPO”). Prior to our IPO, we were an indirect wholly-owned subsidiary of Hanson PLC (“Hanson”), a company registered in the United Kingdom. Hanson currently does not hold any investment, or ongoing interest, in us.

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

We generally seek to differentiate ourselves from our competition in a particular market with respect to customer service and product type. We maintain the flexibility to alter our product mix within a given market depending on market conditions. In determining our product mix we consider demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market. Although some of our Value and Style homes are priced at the upper end of the market and we offer a selection of amenities, we generally do not build "custom homes." The prices of our Value and Style homes generally are well below the prices of custom homes in most areas. We attempt to maximize efficiency by using standardized design plans whenever possible.

The following table summarizes certain operating information regarding our markets as of and for the year ended September 30, 2004 (dollars in thousands):

State	Number of Active Subdivisions	Number of Homes Closed	Average Closing Price	Units in Backlog at Year End	Dollar Value of Backlog at Year End
Arizona	32	1,403	$209.1	1,068	$253,193
California	31	2,457	362.1	1,020	432,293
Colorado	15	420	370.3	133	46,951
Florida	41	1,616	241.6	1,200	301,021
Georgia	19	670	208.7	168	40,901
Indiana	86	1,591	144.6	875	123,532
Kentucky	8	209	135.5	42	6,237
Maryland/Delaware	21	333	348.8	371	125,758
Nevada	12	1,600	222.8	919	271,620
New Jersey/Pennsylvania	13	381	342.8	236	87,980
North & South Carolina	89	2,564	149.0	1,016	165,475
Ohio	35	592	170.6	294	54,556
Tennessee/Mississippi	28	726	179.4	245	44,606
Texas	43	1,020	160.4	429	68,105
Virginia/West Virginia	23	869	360.0	440	213,689
Total Company	496	16,451	$232.2	8,456	$2,235,917

Our homebuilding and marketing activities are conducted under the name of Beazer Homes in each of our markets, except for certain communities in Indianapolis, Indiana which operate under the trade name Trinity Homes.

Corporate Operations

We perform the following functions at a centralized level:

•	evaluate and select geographic markets;
•	allocate capital resources to particular markets, including with respect to land acquisitions;
•	maintain and develop our relationships with lenders and capital markets constituencies to regulate the flow of financial resources;
•	maintain centralized information systems; and
•	monitor the decentralized operations of our subsidiaries and divisions.

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

The development and construction of each project are managed by our operating divisions, each of which is generally led by a president who, in turn, reports directly or indirectly to our Chief Operating Officer and our Chief Executive Officer. At the development stage, a manager (who may be assigned to several projects and reports to the president of the division) supervises development of buildable lots. In addition, a builder is responsible for each project site to supervise actual construction, and each division has one or more customer care and marketing representatives assigned to projects operated by that division.

The following table sets forth, by state, land controlled by us as of September 30, 2004:

	Lots Owned					Lots Under Contract(3)
	Undevel-	Lots Under		Homes	Total	Undevel-		Total	Total
	oped	Develop-	Finished	Under Con-	Lots	oped	Finished	Lots Under	Land
	Lots(1)	ment	Lots	struction(2)	Owned	Lots	Lots	Contract	Controlled
Southeast Region:
Georgia	-	12	166	200	378	376	2,806	3,182	3,560
Florida	765	1,964	888	855	4,472	326	2,883	3,209	7,681
North & South Carolina	660	1,381	1,604	883	4,528	2,512	3,422	5,934	10,462
Tennessee/Mississippi	-	838	233	393	1,464	1,278	474	1,752	3,216
West Region:
Arizona	-	2,152	670	456	3,278	2,905	475	3,380	6,658
California	-	2,562	483	1,121	4,166	4,489	802	5,291	9,457
Colorado	-	247	128	305	680	-	1,665	1,665	2,345
Nevada	-	1,885	92	877	2,854	2,182	609	2,791	5,645
Central Region:
Texas	273	3,285	1,553	498	5,609	75	1,343	1,418	7,027
Mid-Atlantic Region:
Maryland/Delaware	-	563	124	184	871	-	5,449	5,449	6,320
New Jersey/ Pennsylvania	-	220	445	191	856	3,460	395	3,855	4,711
Virginia/West Virginia	-	568	225	225	1,018	993	1,830	2,823	3,841
Midwest Region:								-
Indiana	-	5,529	2,125	789	8,443	766	2,794	3,560	12,003
Kentucky	-	607	70	64	741	-	647	647	1,388
Ohio	1,310	45	1,004	428	2,787	2,192	1,278	3,470	6,257
Total	3,008	21,858	9,810	7,469	42,145	21,554	26,872	48,426	90,571

(1) “Undeveloped Lots” consists of raw land that is expected to be developed into the respective number of lots reflected in this table.
(2) The category “Homes Under Construction” represents lots on which construction of a home has commenced.
(3) The classification within “Lots Under Contract” for this schedule is based upon level of completion at delivery as stated in the option contract.

Option Contracts: We acquire certain lots by means of option contracts. Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a certain price. Our option contracts generally have expiration periods ranging from one to sixty months.

Under option contracts, both with and without specific performance, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance is included on our consolidated balance sheet in other liabilities at September 30, 2004. At September 30, 2004, we are committed to future amounts under option contracts with specific performance obligations that aggregated $28.2 million, net of cash deposits. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $180.7 million at September 30, 2004. This amount includes letters of credit of approximately $57.8 million. At September 30, 2004, future amounts under option contracts without specific performance obligations aggregated approximately $1.8 billion, net of cash deposits.

Construction

We act as the general contractor for the construction of our projects. Our project development operations are controlled by our subsidiaries and divisions, whose employees supervise the construction of each project, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes. We specify that quality, durable materials be used in the construction of our homes. Our subcontractors follow design plans prepared by architects and engineers who are retained by us and whose designs are geared to the local market. Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price. Agreements with our subcontractors and materials' suppliers are generally entered into after competitive bidding. In connection with this competitive bid process, we obtain information from prospective subcontractors and vendors with respect to their financial condition and ability to perform their agreements with us. We do not maintain significant inventories of construction materials except for materials being utilized for homes under construction. We have numerous suppliers of raw materials and services used in our business, and such materials and services have been and continue to be available. Material prices may fluctuate, however, due to various factors, including demand or supply shortages, which may be beyond the control of our vendors. From time to time we enter into regional and national supply contracts with certain of our vendors. We believe that our relationships with our suppliers and subcontractors are good.

Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. At September 30, 2004, we had 1,108 finished homes (excluding models), of which 763 were sold and included in backlog at such date.

Warranty Program

For homes sold through March 31, 2004 (and in certain markets, through July 31, 2004), we self-insure our structural warranty obligations through our wholly owned risk retention group, United Home Insurance Company, A Risk Retention Group, or UHIC. Beginning with homes sold April 1, 2004 (August 1, 2004 in certain markets), our warranties are issued and administered by Professional Warranty Corporation and insured by Steadfast Insurance Company, a Zurich American Company, subject to a $5 million per occurrence deductible.

Under the UHIC program, we provide a variety of warranties for our homes, spanning from one to ten years in length. We provide a one- to two-year limited warranty of workmanship and materials with each of our homes, which generally includes home inspection visits with the customer during the first year following the purchase of a home. We subcontract our homebuilding work to subcontractors who provide us with an indemnity and a certificate of insurance prior to receiving payments for their work and, therefore, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors. In addition, the first year of our warranty covers defects in plumbing, electrical, heating, cooling and ventilation systems, and major structural defects; the second year of such warranty covers major structural defects and certain defects in plumbing, electrical, heating, cooling and ventilation systems of the home (exclusive of defects in appliances, fixtures and equipment); and the final eight years of protection cover only major structural defects.

Under the Professional Warranty Corporation program, we provide a variety of warranties for our homes, spanning in length from one year to the period covered by the applicable statute of repose. We provide a one- to two-year limited warranty of workmanship and materials with each of our homes, which generally includes home inspection visits with the customer during the first year following the purchase of a home. We subcontract our homebuilding work to subcontractors who provide us with an indemnity and a certificate of insurance prior to receiving payments for their work and, therefore, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors. In addition, the first year of our warranty covers defects in plumbing, electrical, heating, cooling and ventilation systems, and construction defects; the second year of such warranty covers construction defects and certain defects in plumbing, electrical, heating, cooling and ventilation systems of the home (exclusive of defects in appliances, fixtures and equipment); and the remaining years of protection cover only construction defects.

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

Marketing and Sales

We make extensive use of advertising and other promotional activities, including our website (http://www.beazer.com), mass-media advertisements, brochures, direct mail and the placement of strategically located signboards in the immediate areas of our developments.

We normally build, decorate, furnish and landscape between one and five model homes for each project and maintain on-site sales offices. At September 30, 2004, we maintained 667 model homes, of which 550 were owned and 117 were leased from third parties pursuant to sale and leaseback agreements. We believe that model homes play a particularly important role in our marketing efforts. Consequently, we expend a significant effort in creating an attractive atmosphere at our model homes. Interior decorations are undertaken by both in-house and local third-party design specialists, and vary within our models based upon the lifestyles of targeted homebuyers. The purchase of furniture, fixtures and fittings is coordinated to ensure that manufacturers’ bulk discounts are utilized to the maximum extent. Structural changes in design from the model homes are not generally permitted, but homebuyers may select various optional amenities. We also use a cross-referral program that encourages our personnel to direct customers to other Beazer Homes subdivisions based on the customers’ needs.

We generally sell our homes through commissioned employees (who typically work from the sales offices located at the model homes used in the subdivision) as well as through independent brokers. Our personnel are available to assist prospective homebuyers by providing them with floor plans, price information and tours of model homes and in connection with the selection of options. The selection of interior features is a principal component of our marketing and sales efforts. Sales personnel are trained by us and attend periodic meetings to be updated on sales techniques, competitive products in the area, the availability of financing, construction schedules, marketing and advertising plans, which management believes result in a sales force with extensive knowledge of our operating policies and housing products. Our policy also provides that sales personnel be licensed real estate agents where required by law. We also build a number of homes for which no signed sales contract exists at the time of commencement of construction. The use of an inventory of such homes is necessary to satisfy the requirements of relocated personnel and of independent brokers, who often represent customers who require a completed home within 60 days. At September 30, 2004, excluding models, we had 1,648 homes at various stages of completion (of which 345 were completed) for which we had not received a sales contract.

We sometimes use various sales incentives in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.

Customer Financing

We provide customer financing through Beazer Mortgage. Beazer Mortgage provides mortgage origination services only, and generally does not retain or service the mortgages that it originates. These mortgages are generally funded by one of a network of mortgage lenders. Beazer Mortgage can provide qualified homebuyers numerous financing options, including a wide variety of conventional, FHA and VA financing programs. In certain situations we will seek to assist our homebuyers in obtaining financing from outside mortgage lenders and, in certain limited circumstances, we may attempt to minimize potential risks relating to the availability of customer financing by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time. Because substantially all homebuyers utilize long-term mortgage financing to purchase a home, adverse economic conditions, increases in unemployment and high mortgage interest rates may deter and eliminate a substantial number of potential homebuyers from our markets in the future.

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

Bonds and Other Obligations

We are frequently required, in connection with the development of our projects, to obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 2004 we had outstanding approximately $45.9 million and $351.3 million of outstanding letters of credit and performance bonds, respectively, related to our obligations to local governments to construct roads and other improvements in various developments in addition to outstanding letters of credit of approximately $57.8 million related to our land option contracts. We do not believe that we will be required to draw upon any such bonds or letters of credit.

Employees and Subcontractors

At September 30, 2004, we employed 3,428 persons, of whom 747 were sales and marketing personnel, 1,223 were executive, management and administrative personnel, 1,238 were involved in construction and 220 were personnel of Beazer Mortgage. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

Item 2. Properties

We lease approximately 42,000square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 481,000 square feet of office space for our subsidiaries’ operations at various locations. We own approximately 18,500 square feet of manufacturing space and an aggregate of 57,872 square feet of office space in Nashville, Tennessee and Indianapolis, Indiana.

Item 3. Legal Proceedings

As of September 30, 2004, our subsidiary, Trinity Homes LLC, had received 979 construction defect and warranty complaints related to moisture intrusion and mold. As of September 30, 2004, there were eleven pending lawsuits related to these complaints. One of these suits, Christopher J. Colon and Mary A. Colon v. Trinity Homes LLC and Beazer Homes Investment Corp. (formerly filed as Gary Harmon and Sheri Harmon v. Trinity Homes LLC and Beazer Homes Investment Corp.) is a class action suit that was filed in Hamilton County Superior Court in the State of Indiana on August 19, 2003 against Trinity and Beazer Homes Investment Corp., another one of our subsidiaries and Trinity’s parent. As part of that case, the plaintiffs are asserting that Trinity and Beazer Homes Investment Corp. violated applicable building codes. The complaint attempts to define the purported class to include all owners of a residential structure in Indiana constructed and marketed by Trinity and Beazer Homes Investment Corp. in which a one-inch gap with a vapor barrier does not exist between an exterior brick veneer wall and the surface of the underlying exterior wall. Excluded from the class are any residents who suffer personal injuries caused by mold infestation. No monetary amount was stated in the claim.

The parties in the putative class action engaged in a series of mediation conferences which resulted in an agreement for a proposed settlement of the case. The parties submitted settlement documents to the court, which the Court preliminarily approved on August 6, 2004.  A Fairness Hearing was held on October 18, 2004 and the Court approved the settlement agreement on October 20, 2004.

The settlement class is defined as the current owners of all Trinity homes that have brick veneer, where the closing of Trinity’s initial sale of the home took place between June 1, 1998 and October 31, 2002.  However, the class definition specifically excludes (a) any houses built by Homes by John McKenzie; (b) any houses owned by Trinity as of August 6, 2004, or which as of August 6, 2004 were the subject of an executed agreement for Trinity to purchase the homes; and (c) any houses for which a homeowner has executed or agreed to a release in favor of Trinity as part of a separate agreement.

The settlement agreement establishes an agreed protocol and process for assessment and remediation of any external water intrusion issues at the homes which includes, among other things, that the homes will be repaired at Trinity’s expense. A licensed engineering firm working on behalf of the homeowners will be allowed to review the plan for the remediation of each home as well as the performance of the repair work.  The settlement establishes a time frame within which the work must be completed and provides a Dispute Resolution Panel to resolve disputes between a homeowner and Trinity concerning both the plan to remediate the home and the performance of the work.

Under the settlement, each homeowner releases Trinity, Beazer Homes Investment Corp. and other affiliated companies from the claims asserted in the class action lawsuit, claims arising out of external water intrusion, and claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others.

There was a 30-day timeframe, which ended on November 19, 2004, to appeal the Court’s Order approving the settlement.  No appeals were received by the Court within the timeframe established. The Company expects to send out the claims notices on or about December 20, 2004 and the Class Members will have 60 days to file Claims.

In November 2003, Beazer Homes received a request for information from the United States Environmental Protection Agency (the “EPA”) pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain projects undertaken since December 1998. Beazer Homes identified 381 projects within this category and the EPA sought specific information concerning 71 of them and is conducting site inspections on certain others. As of September 30, 2004, the EPA or an equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance for 20 of the sites. The Administrative Orders provide mandatory compliance schedules to address the alleged deficiencies in storm water management practices, but do not impose any monetary penalties. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes is working to comply with the requirements of the Administrative Orders and to otherwise maintain compliance with the requirements of the Clean Water Act.

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

SEPARATE ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Executive Officers
Ian J. McCarthy	51	President, Chief Executive Officer and Director
Michael H. Furlow	54	Executive Vice President, Chief Operating Officer
James O’Leary	41	Executive Vice President, Chief Financial Officer
John Skelton	55	Senior Vice President, Forward Planning
C. Lowell Ball	47	Senior Vice President, General Counsel
Michael T. Rand	42	Senior Vice President, Chief Accounting Officer
Jonathan P. Smoke	35	Senior Vice President, Chief Information Officer
Cory J. Bodyston	45	Senior Vice President, Treasurer
Fred Fratto	50	Senior Vice President, Human Resources

Business Experience

IAN J. MCCARTHY. Mr. McCarthy is the President and Chief Executive Officer of Beazer Homes and has served as a director of Beazer Homes since the initial public offering of common stock in March 1994 (“the IPO”).  Mr. McCarthy has served as President of predecessors of Beazer Homes since January 1991 and was responsible for all United States residential homebuilding operations in that capacity.  During the period May 1981 to January 1991, Mr. McCarthy was employed in Hong Kong and Thailand becoming a director of Beazer Far East and from January 1980 to May 1981 was employed by Kier, Ltd., a company engaged in the United Kingdom construction industry which became an indirect, wholly-owned subsidiary of Beazer PLC. Mr. McCarthy is a Chartered Civil Engineer with a Bachelor of Science degree from The City University, London.  Mr. McCarthy currently serves as Chairman of the National Advisory Board of HomeAid America, and as a member of HomeAid America's Board of Directors.  He also serves on the Board of Directors of Builder Homesite, Inc., on the Board of Directors of the Metro Atlanta Chamber of Commerce, and as a Trustee for the Woodruff Arts Center, Atlanta, Georgia.  He was inducted into the California Building Industry Hall of Fame in 2004, the first non-California resident to receive this honor.

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

JAMES O’LEARY. Mr. O’Leary joined us in June 2002 as Executive Vice President, Corporate Development. In August 2003 he was appointed Executive Vice President and Chief Financial Officer. Mr. O’Leary was previously with U.S. Industries, Inc. from 1995 to 2002. From 2000 to 2002, Mr. O’Leary was Chairman and CEO of LCA Group, Inc., U.S. Industries’ global lighting subsidiary. He also served as Executive Vice President of U.S. Industries from 1999 to 2002, Senior Vice President and Chief Financial Officer from 1998 to 1999 and Vice President and Corporate Controller from 1995 to 1998. Mr. O’Leary held various financial and operational positions at Hanson PLC., U.S. Industries’ former parent company, from 1993 to 1995 at which time U.S. Industries was spun off to Hanson’s shareholders. Mr. O’Leary was with Deloitte & Touche from 1985 to 1993. Mr. O’Leary holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Business Administration degree from Pace University. Mr. O’Leary is a licensed Certified Public Accountant.

JOHN SKELTON. Mr. Skelton served as Senior Vice President, Operations from the IPO through fiscal 1998, was appointed Senior Vice President, Financial Planning in fiscal 1999 and appointed Senior Vice President, Forward Planning in fiscal 2003. Mr. Skelton served as Vice President and Chief Financial Officer of Beazer Homes, Inc., a subsidiary of Beazer Homes, since 1985 and Vice President and Chief Financial Officer of Beazer Homes Holdings, Inc., a subsidiary of Beazer Homes, since April 1993. During the period 1977 to 1985, Mr. Skelton served as Finance Director of Leech Homes, a subsidiary of Leech PLC which was acquired by Beazer PLC in 1985. After graduating with a Bachelor's degree from Durham University in the United Kingdom, he was employed by Deloitte & Touche and is a Fellow of the Institute of Chartered Accountants in England and Wales.

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

MICHAEL T. RAND. Mr. Rand joined us in November 1996 as Vice President, Operational and Accounting Controls and was promoted to Vice President, Corporate Controller in June of 1998. Mr. Rand was promoted to Senior Vice President, Corporate Controller in October 2002, and to Senior Vice President, Chief Accounting Officer in August 2004. Prior to joining Beazer Homes, Mr. Rand was with the firm KPMG Peat Marwick from 1984 to 1996, at which time he served as a Senior Audit Manager. Mr. Rand holds a Bachelors degree in Commerce from the University of Virginia and is a licensed Certified Public Accountant.

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

CORY J. BOYDSTON. Mrs. Boydston joined us in January 1998 as Vice President and Treasurer, and was promoted to Senior Vice President in October 2004. Mrs. Boydston is currently responsible for the Treasury functions of the Company. She also oversees the Company’s Title and Homeowner Insurance operations. Prior to joining Beazer, Mrs. Boydston was with Lennar Corporation from 1987 to 1997, serving in various capacities including Vice President - Finance and Chief Financial Officer, Corporate Controller, and Chief Financial Officer - Investment Division. Before joining Lennar, Mrs. Boydston was with Hayes Microcomputer Products and Arthur Andersen & Co. Mrs. Boydston received a Bachelor of Science Degree in Accounting from Florida State University in 1981 and holds an active CPA license in the State of Georgia.

FRED FRATTO. Mr. Fratto joined us in October, 2002 as Vice President, Human Resources and was promoted to Senior Vice President in October 2004. Prior to joining Beazer Homes, Mr. Fratto served as Vice President, Human Resources and Administration for the Gulfstream Aerospace Corporation from 1999 to 2002. Previously, Mr. Fratto was with the Newell Rubbermaid Company from 1995 to 1999 and Westinghouse Electric Corporation from 1980 to 1995. He holds a Master of Science degree in Industrial and Labor Relations from West Virginia University and a Bachelor of Arts degree from Fairmont State College.

PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company lists its common shares on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 16, 2004, the last reported sales price of the Company’s common stock on the NYSE was $125.00. On November 16, 2004, Beazer Homes USA, Inc. had approximately 115 shareholders of record and 13,831,234 shares of common stock outstanding. The following table sets forth, for the quarters indicated, the range of high and low trading for the Company’s common stock during fiscal 2004 and 2003.

Quarter ended:	September 30	June 30	March 31	December 31

2004 Period:
High	$109.85	$107.10	$112.99	$109.60
Low	$86.43	$89.15	$88.26	$83.39

2003 Period:
High	$87.94	$94.90	$63.93	$70.40
Low	$75.57	$58.18	$52.49	$51.40

Dividends

During fiscal 2004, the Company paid quarterly cash dividends of $0.10 per common share, or a total of approximately $5.5 million. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors will periodically reconsider the declaration of dividends and the Company will pay dividends at the discretion of the Board of Directors. The continuation of payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2004, under the most restrictive covenants of each indenture, approximately $289.7 million of our retained earnings was available for cash dividends and for share repurchases.

The following table provides information as of September 30, 2004 with respect to our shares of common stock that may be issued under our existing equity compensation plans, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Common Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	607,268	$58.78	1,007,348

Item 6. Selected Financial Data

Selected Financial Data
(dollars in thousands, except per share amounts)
	Year Ended September 30,
	2004		2003		2002		2001		2000
Statement of Operations Data:					(iv)
Total revenue	$3,907,109		$3,177,408		$2,641,173		$1,805,177		$1,527,865
Operating income	377,935		279,155		193,174		121,027		75,623
Net income	235,811		172,745		122,634		74,876		43,606
Net income per common share:
Basic	17.74		13.41		11.64		9.19		5.28
Diluted	17.09		12.78		10.74		8.18		5.05
Balance Sheet Data (end of year):
Cash	$320,880		$73,372		$124,989		$41,678		$-
Inventory	2,344,095		1,723,483		1,364,133		844,737		629,663
Total assets	3,149,462		2,212,034		1,892,847		995,289		696,228
Total debt	1,137,404		741,365		739,100		395,238		252,349
Stockholders' equity	1,232,121		993,695		799,515		351,195		270,538
Supplemental Financial Data:
Cash provided by/(used in):
Operating activities	$(73,719)		$(41,049)		$59,464		$(25,578)		$(18,726)
Investing activities	(30,476)		(6,552)		(314,633)		(72,835)		(11,805)
Financing activities	351,703		(4,016)		338,480		140,091		30,531
EBIT (i)	452,774		340,980		245,060		155,983		99,189
EBITDA (i)	468,529		354,200		254,513		165,236		106,041
Interest incurred (ii)	76,035		65,295		51,171		35,825		30,897
EBIT/interest incurred	5.95	x	5.22	x	4.79	x	4.35	x	3.21	x
EBITDA/interest incurred	6.16	x	5.42	x	4.97	x	4.61	x	3.43	x
Financial Statistics (iii):
Total debt as a percentage of total
debt and stockholders'equity	48.0%		42.7%		48.0%		53.0%		48.3%
Asset Turnover	1.46	x	1.55	x	1.83	x	2.13	x	2.37	x
EBIT Margin	11.6%		10.7%		9.3%		8.6%		6.5%
Return on average assets (pre-tax)	16.9%		16.6%		17.0%		18.4%		15.4%
Return on average capital (pre-tax)	22.1%		20.8%		21.4%		24.6%		20.4%
Return on average equity	21.2%		19.3%		21.3%		24.1%		17.3%

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

A reconciliation of EBITDA and EBIT to cash provided/(used) by operations, the most directly comparable GAAP measure, is provided below for each period presented:

	Year Ended September 30,
	2004	2003	2002	2001	2000

Net cash provided/(used) by operating activities	$(73,719)	$(41,049)	$59,464	$(25,578)	$(18,726)

Increase in inventory	410,525	328,893	152,990	153,668	97,104
Provision for income taxes	150,764	112,784	79,425	47,872	27,879
Deferred income tax benefit (provision)	22,740	(87)	6,613	7,906	3,792
Interest amortized to cost of sales	66,199	55,451	43,001	33,235	27,704
Increase in accounts payable and other liabilities	(120,976)	(96,224)	(71,781)	(38,721)	(39,654)
Change in book overdraft	-	-	-	(20,095)	11,219
Increase (decrease) in accounts receivable and other assets	21,399	14,702	(2,010)	16,837	1,671
Loss on early extinguishment of debt	-	(7,570)	-	(1,202)	-
Tax benefit from stock transactions	(8,127)	(11,502)	(12,235)	(3,837)	-
Other	(276)	(1,198)	(954)	(4,849)	(4,948)
EBITDA	468,529	354,200	254,513	165,236	106,041
Less depreciation and amortization	15,755	13,220	9,453	9,253	6,852
EBIT	$452,774	$340,980	$245,060	$155,983	$99,189

(ii) All interest incurred is capitalized to inventory and subsequently amortized to cost of sales as homes are closed.

(iii) Asset turnover = (total revenue divided by average total assets); EBIT margin = (EBIT divided by total revenues); Return on average assets = (EBIT divided by average total assets); Return on average capital = (EBIT divided by average total debt plus stockholders' equity); Return on average equity = (net income divided by average stockholders' equity).

(iv) As discussed in Item 7 below and in Note 2 to the Consolidated Financial Statements, Beazer Homes acquired Crossmann Communities effective April 17, 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Homebuilding:  We design, build and sell single-family homes in the following regions and states:

Southeast	West	Central	Mid-Atlantic	Midwest
Florida	Arizona	Texas	Delaware	Indiana

Georgia	California		Maryland	Kentucky

Mississippi	Colorado		New Jersey	Ohio

North Carolina	Nevada		Pennsylvania

South Carolina			Virginia

Tennessee			West Virginia

We intend, subject to market conditions, to expand in our current markets through focused product expansion and price point diversification and to consider entering new markets either through expansion from existing markets or through acquisitions of established regional homebuilders. We seek to be one of the five largest builders in each of the markets that we serve.

Our homes are designed to appeal to homebuyers at various price-points across various demographic segments, and are generally offered for sale in advance of their construction. Once a sales contract has been signed by both the homebuyer and Beazer Homes, we classify the transaction as a "new order" and include the home in “backlog.” Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. We do not recognize revenue on homes in backlog until the sales are closed and the risk of ownership has been transferred to the buyer.

Crossmann Acquisition: On April 16, 2002, our stockholders and the stockholders of Crossmann Communities, Inc. (“Crossmann”) approved the merger of Crossmann into one of our wholly owned subsidiaries, and the merger became effective on April 17, 2002. Crossmann built single-family homes in Indiana-its home base- with operations in Kentucky, Mississippi, North Carolina, Ohio, South Carolina and Tennessee and was a leading regional builder in these markets prior to the merger. We have included Crossmann’s operating results in our consolidated financial statements since April 1, 2002, less an imputed interest charge on the cash portion of the merger consideration for the period April 1, 2002 through April 16, 2002.

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

Ancillary Businesses: We have established several businesses to support our core homebuilding operations. We operate design studios in the majority of our markets. Through design studios, homebuyers can choose non-structural upgrades and options for their new home. We also provide mortgage origination services for our homebuyers through Beazer Mortgage Corporation, or Beazer Mortgage. Beazer Mortgage originates, processes and brokers mortgages to third party investors. Beazer Mortgage generally does not retain or service the mortgages that it brokers. We also provide title services to our homebuyers in many of our markets. We will continue to evaluate opportunities to provide other ancillary services to our homebuyers.

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

Our goodwill has been assigned to reporting units in different geographic locations. Therefore, potential goodwill impairment charges resulting from changes in local market and /or local economic conditions or changes in our strategic plans may be isolated to one or a few of our reporting units. However, our business is concentrated in the homebuilding industry and, as such, a widespread decline in the homebuilding industry or a significant deterioration of economic conditions could have a negative impact on the estimated fair value of a larger number of our reporting units.

While we believe that no impairment existed as of September 30, 2004, there can be no assurances that future economic or financial developments, including general interest rate increases or poor performance in either the national economy or individual local economies, might not lead to impairment of goodwill prospectively.

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

Warranty Reserves

We provide a limited warranty (ranging from one to two years) of workmanship and materials with each of our homes. Such warranty covers defects in plumbing, electrical, heating, cooling and ventilating systems and construction defects. In addition, we provide a warranty (ranging from a minimum of ten years up to the period covered by the applicable statute of repose) with each of our homes, covering construction defects only. Since we subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors.

Warranty reserves are included in accrued expenses in the consolidated financial statements. We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future. Our warranty reserves at September 30, 2004 and 2003 include accruals for certain moisture instrusion issues. Our estimation process for such accruals is discussed in Note 14 to the Consolidated Financial Statements. While we believe that our warranty reserves at September 30, 2004 are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

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

The following tables present certain operating and financial data for the years discussed:

	2004		2003		2002
	Amount	% Change	Amount	% Change	Amount
Number of new orders,
net of cancellations(1) :
Southeast Region:
Florida	2,061	33.1%	1,549	22.5%	1,265
Georgia	650	25.2	519	3.4	502
North and South Carolina	2,461	(13.6)	2,850	30.9	2,177
Tennessee/Mississippi	712	2.3	696	2.5	679
Total Southeast	5,884	4.8	5,614	21.4	4,623
West Region:
Arizona	1,764	22.2	1,443	11.5	1,294
California	2,776	38.2	2,009	(10.3)	2,239
Colorado	410	13.9	360	53.2	235
Nevada	1,783	34.1	1,330	47.6	901
Total West	6,733	30.9	5,142	10.1	4,669
Central Region:
Texas	1,053	(6.6)	1,128	(9.3)	1,244
Mid-Atlantic Region:
Maryland/Delaware	430	15.9	371	15.2	322
New Jersey/Pennsylvania	404	15.4	350	25.0	280
Virginia/West Virginia	679	(27.3)	934	22.4	763
Total Mid-Atlantic	1,513	(8.6)	1,655	21.2	1,365
Midwest Region:
Indiana	1,558	(23.1)	2,026	67.3	1,211
Kentucky	132	(42.4)	229	100.9	114
Ohio	608	16.5	522	35.9	384
Total Midwest	2,298	(17.2)	2,777	62.5	1,709
Total	17,481	7.1%	16,316	19.9%	13,610
Backlog at end of year:
Southeast Region:
Florida	1,200	58.9%	755	12.7%	670
Georgia	168	(10.6)	188	26.2	149
North and South Carolina	1,016	(9.2)	1,119	36.0	823
Tennessee/Mississippi	245	(5.4)	259	15.1	225
Total Southeast	2,629	13.3	2,321	24.3	1,867
West Region:
Arizona	1,068	51.1	707	15.0	615
California	1,020	45.5	701	(4.4)	733
Colorado	133	(7.0)	143	164.8	54
Nevada	919	24.9	736	70.8	431
Total West	3,140	37.3	2,287	24.8	1,833
Central Region:
Texas	429	8.3	396	(21.9)	507
Mid-Atlantic Region:
Maryland/Delaware	371	35.4	274	83.9	149
New Jersey/Pennsylvania	236	10.8	213	53.2	139
Virginia/West Virginia	440	(30.2)	630	52.9	412
Total Mid-Atlantic	1,047	(6.3)	1,117	59.6	700
Midwest Region:
Indiana	875	(3.6)	908	(15.8)	1,079
Kentucky	42	(64.7)	119	54.5	77
Ohio	294	5.8	278	(39.0)	456
Total Midwest	1,211	(7.2)	1,305	(19.0)	1,612
Total	8,456	13.9%	7,426	13.9%	6,519

(1) New orders for 2002 do not include 2,535 homes in backlog from acquired operations.

	Year Ended September 30,
	2004		2003		2002
	Amount	% Change	Amount	% Change	Amount
Number of closings:
Southeast Region:
Florida	1,616	10.4%	1,464	29.3%	1,132
Georgia	670	39.6	480	1.5	473
North and South Carolina	2,564	0.4	2,554	21.4	2,103
Tennessee/Mississippi	726	9.7	662	(23.6)	867
Total Southeast	5,576	8.1	5,160	12.8	4,575
West Region:
Arizona	1,403	3.8	1,351	11.6	1,211
California	2,457	20.4	2,041	(0.9)	2,059
Colorado	420	55.0	271	(27.9)	376
Nevada	1,600	56.1	1,025	28.8	796
Total West	5,880	25.4	4,688	5.5	4,442
Central Region:
Texas	1,020	(17.7)	1,239	10.5	1,121
Mid-Atlantic Region:
Maryland/Delaware	333	35.4	246	(29.3)	348
New Jersey/Pennsylvania	381	38.0	276	(0.4)	277
Virginia	869	21.4	716	(9.0)	787
Total Mid-Atlantic	1,583	27.9	1,238	(12.3)	1,412
Midwest Region:
Indiana	1,591	(27.6)	2,197	51.7	1,448
Kentucky	209	11.8	187	81.6	103
Ohio	592	(15.4)	700	39.4	502
Total Midwest	2,392	(22.4)	3,084	50.2	2,053
Total	16,451	6.8%	15,409	13.3%	13,603

Homebuilding Revenues(in thousands):
Southeast Region	$1,042,589	15.7%	$900,901	18.6%	$759,646
West Region	1,694,954	45.9	1,161,983	16.9	994,120
Central Region	163,569	(15.2)	192,841	10.3	174,816
Mid-Atlantic Region	559,596	37.6	406,708	6.9	380,296
Midwest Region	359,320	(18.1)	438,831	53.4	286,032
Total	$3,820,028	23.2%	$3,101,264	19.5%	$2,594,910

Average sales price per home closed(in thousands):
Southeast Region	$187.0	7.1%	$174.6	5.2%	$166.0
West Region	288.3	16.3	247.9	10.8	223.8
Central Region	160.4	3.1	155.6	(0.2)	155.9
Mid-Atlantic Region	353.5	7.6	328.5	22.0	269.3
Midwest Region	150.2	5.6	142.3	2.2	139.3
Company Average	232.2	15.4	201.3	5.5	190.8

Number of active subdivisions at year end:
Southeast Region	177	(0.6)%	178	(5.3)%	188
West Region	90	(7.2)	97	32.9	73
Central Region	43	10.3	39	14.7	34
Mid-Atlantic Region	57	42.5	40	14.3	35
Midwest Region	129	(7.9)	140	1.4	138
Total	496	0.4%	494	5.6%	468

New Orders:

New orders increased in each of the last two fiscal years compared to the prior year.

The increases in new orders during fiscal 2004 compared to fiscal 2003 were driven by our Southeast and West regions. Order increases in our Southeast region reflect strength in Georgia and Florida, which was somewhat offset by weakness in parts of the Carolinas. Orders increased in all markets in our West region, where demand continues to be strong. Orders were down in our Mid-Atlantic region compared to a strong 2003, including orders during 2003 for affordable housing units built through governmental programs. The decreases in orders in our Midwest region reflect continued weakness in our Indiana and Kentucky markets driven primarily by the soft economy in those markets. Management continues to focus efforts on improving performance in the Midwest. We have initiated specific actions including completing a three-year financial plan, organizational alignment including management changes where appropriate, consolidating some office facilities, eliminating redundant costs, introducing new product into the region, and enhancing realtor programs and other marketing initiatives, including a coordinated media campaign centered on the Beazer Homes brand. Management continues to believe that these markets hold long-term strategic advantages for the Company. Orders were also down in our Central Region, reflecting continued weakness in our Dallas market.

The increases in new orders in fiscal 2003 reflected strong overall demand in most of our markets, with the strongest growth in the Southeast, Mid-Atlantic and West regions. Low interest rates and favorable demographic trends, including population growth, fueled demand, particularly in the first-time buyer segment. The increase in new orders in the Midwest during fiscal 2003 reflects the inclusion of results from that region for a full year compared to six months of fiscal 2002.

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

Backlog: The increases in unit backlog in each of the past two fiscal years reflect the favorable homebuilding environment driving new order activity, and our ability to gain market share. The average sales price of homes in backlog increased at September 30, 2004 to $264,400 from $221,500 at September 30, 2003 and $198,400 at September 30, 2002. The increase in the overall average price in backlog is due to our ability to raise prices in most markets, especially in our West and Mid-Atlantic regions, an increased percentage of homes in backlog from the higher priced West region, and our efforts in price point diversification where in some markets we are expanding our product offering to include higher priced homes.

Aggregate Sales Value of Homes in Backlog
(in thousands)

2004	$2,235,917
2003	1,644,814
2002	1,293,290

Average Sales Price of Homes in Backlog
(in thousands)

2004	$264.4
2003	221.5
2002	198.4

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

The following chart presents certain quarterly operating data for our last twelve fiscal quarters and is indicative of this seasonality.

New Orders
	4thQ	3rdQ	2ndQ	1stQ
2004	4,276	4,869	5,032	3,304
2003	3,862	4,734	4,579	3,141
2002	3,731	4,227	3,142	2,510

Closings
	4thQ	3rdQ	2ndQ	1stQ
2004	5,098	4,061	3,684	3,608
2003	5,014	3,616	3,297	3,482
2002	4,839	3,960	2,439	2,365

Financial Results:

The following table provides additional details of revenues and certain expenses included in our consolidated statements of operations (in thousands).

	Year Ended September 30,
	2004	2003	2002
Revenues:
Homebuilding (1)	$3,824,142	$3,097,021	$2,594,910
Land and lot sales	44,702	39,069	18,051
Mortgage origination	51,140	57,152	41,006
Intercompany elimination - mortgage	(12,875)	(15,834)	(12,794)
Total revenue	$3,907,109	$3,177,408	$2,641,173
Cost of home construction and land sales:
Homebuilding(1)	$3,069,976	$2,515,015	$2,152,757
Land and lot sales	42,631	34,854	15,452
Intercompany elimination - mortgage	(12,875)	(15,834)	(12,794)
Total cost of home construction and land sales	$3,099,732	$2,534,035	$2,155,415
Selling, general and administrative:
Homebuilding operations	$397,601	$325,657	$269,655
Mortgage origination operations	31,841	30,991	22,929
Total selling, general and administrative	$429,442	$356,648	$292,584

(1)	Homebuilding revenues for fiscal 2004 reflect the recognition on a consolidated basis of $4.1 million of revenues related to closings that occurred in fiscal 2003, but for which funding was not received until fiscal 2004. During fiscal 2003, revenues and related cost of sales were not recognized on those closings where the buyers' initial investments were not sufficient to recognize profit at the time of closing. We received funding on such closings pursuant to commitments from bond authority programs in early fiscal 2004, at which time we recognized the revenues and related cost of sales.

Revenues:

The increase in homebuilding revenues for fiscal 2004 compared to fiscal 2003 is the result of an increase in the number of homes closed and increased average sales prices in most of our markets. The increases in both closings and average sales price were driven primarily by continued strong demand in most of our markets.

The increase in homebuilding revenues for fiscal 2003 compared to fiscal 2002 is the result of an increase in the number of homes closed and increased average sales prices in most of our markets, as well as the inclusion for a full year of the Midwest region, which we entered with the acquisition of Crossmann in April 2002.

Cost of Home Construction and Land Sales:
Cost of Home Construction and Land Sales
(in thousands)
	2004	2003	2002
Revenues	$3,907,109	$3,177,408	$2,641,173
Cost of home construction and land sales	$3,099,732	$2,534,035	$2,155,415
Gross Margin	20.7%	20.2%	18.4%

Gross margin increased in fiscal 2004 as compared to fiscal 2003 as a result of a strong pricing environment driven by robust demand and constraints on supply in many of our markets, combined with the realization of cost savings arising from the execution of our profit improvement initiatives. Fiscal 2004 gross margins also benefited from a higher percentage of revenues from our West and Mid-Atlantic regions, where margins are high relative to other markets. The fiscal 2004 margin improvement was achieved despite $43.9 million in warranty expenses associated with construction defect claims from water intrusion at one of our Midwest divisions.

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

We executed several land sales during the past three fiscal years. We realized gross profits of $2.1 million, $4.2 million, and $2.6 million on these land sales in fiscal 2004, 2003 and 2002, respectively.

Selling, General and Administrative Expense:

Selling, General and Administrative Expense as a Percentage of Total Revenue

2004	11.0%
2003	11.2%
2002	11.1%

During fiscal 2004, SG&A expense decreased as a percentage of revenue despite the inclusion of $12.3 million of marketing costs associated with our national branding initiative. The decrease is due primarily to benefits from scale as we leverage our overhead infrastructure through organic revenue growth.

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

Mortgage Origination Operations

Number of Mortgages Originated
	2004	2003	2002
Beazer Mortgage originations	9,633	10,139	8,882
Total closings	16,151	15,409	13,603
Capture rate	59%	66%	65%

Our capture rate (Beazer Mortgage originations as a percentage of total home closings) during fiscal 2004 decreased from 2003 due primarily to increased competition for new purchase mortgages driven by a slowdown in the refinance market.

During fiscal 2003, our capture rate increased over 2002 due primarily to an improved capture rate in our Midwest region.

Our capture rate is based on total closings. Our capture rate excluding non-financed closings was approximately 63% for fiscal 2004.

Income Taxes:

Income taxes for fiscal 2004 were provided at the effective rate of 39.0%. Income taxes for fiscal 2003 were provided at the effective rate of 39.5%. Income taxes for fiscal 2002 were provided at the effective rate of 39.3% (39% for the period prior to the Crossmann acquisition and 39.5% post acquisition). The principal difference between our effective rate and the U.S. Federal statutory rate is state income taxes.

Derivative Instruments and Hedging Activities:

We are exposed to fluctuations in interest rates. We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. We do not enter into or hold derivatives for trading or speculative purposes. During the year ended September 30, 2001 we entered into interest rate swap agreements (the “Swap Agreements”) to effectively fix the variable interest rate on $100 million of floating rate debt. The Swap Agreements mature in December 2004.

The Swap Agreements have been designated as cash flow hedges and accordingly, are recorded at fair value in our consolidated balance sheets and the related gains or losses are deferred in stockholders’ equity, net of taxes, as a component of other comprehensive income. Amounts to be received or paid as a result of the Swap Agreements are accrued and recognized as adjustments to interest related to the designated debt. The net effect of this accounting on our operating results is that interest on the variable-rate debt is generally recorded based on fixed interest rates. No portion of these hedges was considered ineffective for the year ended September 30, 2004. We expect to reclassify $610,000, net of taxes of $354,000, from other comprehensive loss to interest expense over the next twelve months.

As a result of the Swap Agreements, we have recorded a cumulative after-tax other comprehensive loss of $610,000 as of September 30, 2004. The estimated fair value of the Swap Agreements, based on current market rates, approximated $1 million at September 30, 2004 and is included in other liabilities.

Financial Condition And Liquidity:

At September 30, 2004, we had cash of $320.9 million, compared to $73.4 million at September 30, 2003. The increase in cash was primarily due to the issuance of $200 million of 6 1/2 % Senior Notes due 2013 and $180 million of 4 5/8 % Senior Notes due 2024. Our net cash used in operating activities for the year ended September 30, 2004 was $73.7 million, as increased net income and increases in accounts payable and other liabilities were offset by increased levels of inventory driven by higher year end backlog and anticipated future growth. Net cash used in investing activities was $30.5 million for fiscal 2004 as we invested $25.8 million in unconsolidated joint ventures to support our land acquisition strategy. Net cash provided by financing activities was $351.7 million in fiscal 2004, as proceeds from the Senior Notes issuances discussed above were somewhat offset by common share repurchases and dividend payments of $17.5 million and $5.5 million, respectively.

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

At September 30, 2004 we had the following long-term debt (in thousands):

Debt	Due	Amount
4 5/8% Convertible Senior Notes	June 2024	$180,000
6 1/2% Senior Notes	November 2013	200,000
8 3/8% Senior Notes	April 2012	350,000
8 5/8% Senior Notes	May 2011	200,000
Term Loan	June 2008	200,000
Other Notes Payable	Various Dates	22,067
Unamortized discount		(14,663)
Total		$1,137,404

In May 2004, we amended and restated our existing bank credit facility (the “Credit Facility”) to increase the banks’ commitments and extend the maturity date for one year. The amended Credit Facility includes a $550 million four-year revolving credit facility (the “Revolving Credit Facility”) and a $200 million four-year term loan (the “Term Loan”). The Revolving Credit Facility and Term Loan now mature in June 2008. The Revolving Credit Facility and the Term Loan bear interest at a fluctuating rate (3.3% at September 30, 2004) based upon LIBOR or the alternate base rate of interest announced by our lead bank. The Credit Facility contains various operating and financial covenants. Each of our significant subsidiaries is a guarantor under the Credit Facility.

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our unsecured Revolving Credit Facility. Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable. At September 30, 2004, we had no borrowings outstanding and available borrowings of $259.4 million under the Revolving Credit Facility.

We entered into Swap Agreements to manage interest costs and hedge against risks associated with fluctuating interest rates related to $100 million of floating rate debt. As of September 30, 2004, we had entered into interest rate swaps to effectively fix the interest rate (before spread) on $100 million in floating rate debt as follows: $75 million is fixed at 5.925% per annum; $10 million is fixed at 5.17% per annum; $5 million is fixed at 5.50% per annum; and $10 million is fixed at 5.055% per annum. The Swap Agreements expire in December 2004.

In June 2004, we issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the ”Convertible Senior Notes”) in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. In August 2004, we filed a registration statement on Form S-3 with the SEC covering resales of the Convertible Senior Notes and the common stock issuable upon conversion. The Convertible Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs). Interest on the Convertible Senior Notes is payable semiannually beginning December 2004. Beginning with the six-month interest period commencing on June 15, 2009, we will pay contingent interest during a six-month interest period if the average trading price of the notes for a five trading day reference period equals or exceeds 120% of the principal amount of the notes. The notes are convertible by holders into shares of our common stock at an initial conversion rate of 6.48 shares of Beazer Homes common stock per $1,000 principal amount (subject to adjustment for customary reasons), representing an initial conversion price of $154.32 per share of common stock, under the following circumstances: a) during any calendar quarter, if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the conversion price on such last trading day; b) subject to certain limitations, during the five consecutive trading days after any five consecutive trading days in which the trading price per $1,000 principal amount of notes for each day of that period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the notes on each such day, provided that if the price of our common stock issuable upon conversion is between 100% and 120% of the conversion price, holders will be entitled to receive upon conversion only the value of the principal amount of the notes converted plus accrued and unpaid interest, including contingent interest and additional amounts owed, if any, c) if the notes have been called for redemption, d) upon the occurrence of specified corporate transactions, e) during any period in which the credit rating assigned to the notes by either Moody’s or S&P is lower than B1 or B+, respectively, or the notes are no longer rated by at least one of these rating services or their successors.

We may, at our option, redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009, initially at 101.321% of the principal amount, declining to 100% of the principal amount after June 15, 2011. Holders have the right to require us to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019, or if we undergo a fundamental change, as defined. In each case, we will pay a purchase price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including contingent interest, if any, and any additional amounts owed, if any, to such purchase date.

In November 2003, we issued $200 million 6 1/2 % Senior Notes due November 2013 (the “Original Notes”) in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended. The Original Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs). In May 2004 we completed an offer to exchange all of the outstanding Original Notes for an equal amount of 6 1/2 % Senior Notes due November 2013 (the “6 ½% Senior Notes”), which were registered under the Securities Act of 1933. Interest on the 6 1/2 % Senior Notes is payable semiannually. We may, at our option, redeem the 6 1/2 % Senior Notes in whole or in part at any time after November 2008, initially at 103.250% of the principal amount, declining to 100% of the principal amount after November 2011. We may redeem the 6 1/2 % Senior Notes, in whole or in part, at any time before November 2008 at a redemption price equal to the principal amount thereof plus a “make-whole” premium, plus accrued and unpaid interest. A portion of such notes may also be redeemed prior to November 2006 under certain conditions.

In April 2002, we issued $350 million 8 3/8% Senior Notes due April 2012 (the “Original Notes”) in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended. In September 2002, we completed an offer to exchange all of the outstanding Original Notes for an equal amount of 8 3/8 Senior Notes due 2012 (the “8 3/8% Senior Notes”), which were registered under the Securities Act of 1933. The terms of the 8 3/8% Senior Notes were substantially identical to the terms of the Original Notes. The Original Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs). Interest on the 8 3/8% Senior Notes is payable semiannually. We may, at our option, redeem the 8 3/8% Senior Notes in whole or in part at any time after April 2007, initially at 104.188% of the principal amount, declining to 100% of the principal amount after April 2010. A portion of such notes may also be redeemed prior to April 2005 under certain conditions. We used the proceeds from the issuance of the 8 3/8 % Senior Notes to fund the cash portion of the Crossmann acquisition, to repay Crossmann’s outstanding net indebtedness, to reduce borrowings under our revolving credit facility at the time, and to pay related fees, commissions and other expenses.

In May 2001, we issued $200 million 8 5/8% Senior Notes due May 2011 (the “8 5/8% Senior Notes”) at a price of 99.178% of their face amount (before underwriting discount and other issuance costs). Interest on the 8 5/8% Senior Notes is payable semiannually. We may, at our option, redeem the 8 5/8% Senior Notes in whole or in part at any time after May 2006, initially at 104.3125% of the principal amount, declining to 100% of the principal amount after May 2009.

During fiscal 2003, we retired our $100 million 8 7/8% Senior Notes due in 2008 (the “8 7/8% Senior Notes”). The 8 7/8% Senior Notes were redeemed at 104.438% of the principal amount, plus accrued interest. As a result of the redemption of the 8 7/8% Senior Notes, we recorded a pre-tax charge of $7.6 million, which includes the write off of previously capitalized fees.

The Convertible Senior Notes, the 6 ½ % Senior Notes, the 8 3/8% Senior Notes and the 8 5/8% Senior Notes (collectively the “Senior Notes”) are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. All of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and our obligations under the Credit Facility, and are jointly and severally liable for obligations under the Senior Notes and the Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes. Neither the Credit Facility nor the Senior Notes restrict distributions to Beazer Homes by its subsidiaries. At September 30, 2004, we were in compliance with all covenants related to the Credit Facility and Senior Notes. At September 30, 2004, under the most restrictive covenants of each indenture, approximately $289.7 million of our retained earnings were available for cash dividends and for share repurchases.

In February 2003, our Board of Directors approved a stock repurchase plan authorizing the purchase of up to one million shares of our outstanding common stock. During fiscal 2004, we repurchased 179,800 shares for an aggregate purchase price of $17.5 million or approximately $98 per share pursuant to the plan. During fiscal 2003, we repurchased 128,000 shares for an aggregate purchase price of $6.9 million or approximately $54 per share pursuant to the plan. At September 30, 2004, we were authorized to purchase up to 692,200 additional shares pursuant to the plan. During fiscal 2002, certain officers and employees transferred to us 31,072 shares of our common stock, valued at prevailing market prices. The transfers, made to satisfy such officers’ and employees’ tax obligations under certain stock incentive plans, were accounted for as a stock repurchase by the Company. The Company has since discontinued the practice of allowing officers and employees to settle tax obligations through the transfer of stock to the Company.

During fiscal 2004, the Company paid quarterly cash dividends of $0.10 per common share, or a total of approximately $5.5 million. No dividends were paid during fiscal years 2003 or 2002.

We attempt to control half or more of our land supply through options. At September 30, 2004, we controlled 90,571 lots (a 5.5 year supply based on fiscal 2004 closings), with 42,145 lots owned and 48,426 lots under option. We expect to exercise all of our option contracts with specific performance obligations and, subject to market conditions, substantially all of our option contracts without specific performance obligations. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to their ultimate exercise.

Land Bank
	Lots	Percentage
Owned	42,145	47%
Optioned	48,426	53%
Total	90,571	100%

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

We believe that our cash on hand and current borrowing capacity at September 30, 2004 and anticipated cash flows from operations are sufficient to meet our liquidity needs for the foreseeable future.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments:

We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included on our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $180.7 million at September 30, 2004. This amount includes letters of credit of approximately $57.8 million. Below is a summary of amounts, net of cash deposits, committed under all options at September 30, 2004 (in thousands):

Aggregate Exercise Price of Options
Options with specific performance	$28,184
Options without specific performance	1,763,158
Total options	$1,791,342

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

Year Ending September 30,
2005	$397,314
2006	583,068
Thereafter	810,960
Total	$1,791,342

We have historically funded the exercise of land options though a combination of operating cash flows and borrowings under our Revolving Credit Facility. We expect these sources to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our land options will have a material adverse effect on our liquidity.

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIE”s) under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 defines a VIE as an entity with insufficient equity investment to finance its planned activities without additional financial support or an entity in which the equity investors lack certain characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE is deemed to be the primary beneficiary of the VIE and must consolidate the VIE.

We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at September 30, 2004 and 2003 reflect consolidated inventory not owned of $254.8 million and $35.7 million, respectively. Obligations related to consolidated inventory not owned totaled $219.0 million at September 30, 2004 and $30.5 million at September 30, 2003. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements. The increase in consolidated inventory not owned and the related obligations is due primarily to the transition provisions of FIN 46, which applied immediately to VIEs created after January 31, 2003 and with respect to variable interests held before February 1, 2003 applied beginning with our quarter ended March 31, 2004. The above disclosures of amounts committed under options include our obligations related to consolidated inventory not owned.

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers and other homebuilders to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our consolidated balance sheets include investments in joint ventures totaling $44.7 million and $26.6 million at September 30, 2004 and 2003 respectively.

Our joint ventures typically obtain secured acquisition, development and construction financing. At September 30, 2004, our unconsolidated joint ventures had borrowings outstanding totaling $128.1 million. In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At September 30, 2004, we had repayment guarantees of $10 million and loan-to-value maintenance guarantees of $56.8 million of debt of unconsolidated joint ventures. Repayment guarantees require us to repay our share of debt of unconsolidated joint ventures in the event the joint venture defaults on its obligations under the borrowings. Loan-to-value maintenance guarantees require us to repay our share of the venture’s borrowings to the extent such borrowings exceed a specified percentage of the value of the property securing the loan.

The following summarizes our aggregate contractual commitments at September 30, 2004:

	Payments Due by Period (in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt (1)	$1,782,457	$92,479	$153,281	$340,744	$1,195,953
Capital Lease Obligations	-	-	-	-	-
Operating Leases	41,133	10,462	16,145	10,020	4,506
Purchase Obligations(2)	28,184	8,809	17,698	1,677	-
Other Long-Term Liabilities	-	-	-	-	-
Total	$1,851,774	$111,750	$187,124	$352,441	$1,200,459

(1) Represents our Senior Notes, Term Loan and Other Notes Payable, and related interest payments. Interest on variable rate obligations is based on rates effective as of September 30, 2004.
(2) Represents obligations under option contracts with specific performance provisions, net of cash deposits.

We had outstanding letters of credit and performance bonds of approximately $45.9 million and $351.3 million, respectively, at September 30, 2004 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $57.8 million relating to our land option contracts discussed above. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

Recent Accounting Pronouncements:

In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 04-8: “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). The consensus was ratified by the FASB in October 2004. EITF 04-8 requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Cos”) be included in diluted earnings per share computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price. Prior to EITF 04-8, shares issuable upon conversion of CoCos were generally excluded from diluted earnings per share computations until the issuer’s stock price exceeded the contingent conversion price. EITF 04-8, which applies to our 4 5/8 % Convertible Senior Notes issued in June 2004, is expected to be effective for reporting periods ending on or after December 15, 2004, the first quarter of our fiscal 2005. Restatement of prior period earnings per share amounts presented for comparative purposes will be required. If we had reported fiscal 2004 diluted earnings per share under EITF 04-8, we would have reported earnings of $16.77 per diluted share, as compared to reported earnings of $17.09 per diluted share.

Outlook:

 Absent any unanticipated adverse changes, our outlook for fiscal 2005 diluted earnings per share is in the range of $20.00 - $21.00 per share. This outlook reflects inclusion of 1,166,400 shares issuable upon conversion of the Company’s convertible Senior Notes in the calculation of diluted earnings per share for fiscal 2005, in accordance with the EITF 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which is currently expected to be effective for reporting periods ending after December 15, 2004.

Disclosure Regarding Forward-Looking Statements:

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs concerning future events, and it is possible that the results described in this annual report will not be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this annual report. Except as may be required under applicable law, we do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this annual report in the sections captioned “Outlook” and “Financial Condition and Liquidity.” Additional information about factors that could lead to material changes in performance is contained in our filings with the Securities and Exchange Commission. Such factors may include:

•	economic changes nationally or in our local markets;
•	volatility of mortgage interest rates and inflation;
•	increased competition;
•	shortages of skilled labor or raw materials used in the production of houses;
•	increased prices for labor, land and raw materials used in the production of houses;
•	increased land development costs on projects under development;
•	the cost and availability of insurance, including the availability of insurance for the presence of mold;
•	the impact of construction defect and home warranty claims;
•	any delays in reacting to changing consumer preference in home design;
•	terrorist acts and other acts of war;
•	changes in consumer confidence;
•	delays or difficulties in implementing initiatives to reduce our production and overhead cost structure;
•	delays in land development or home construction resulting from adverse weather conditions;
•	potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations, or governmental policies;
•	changes in accounting policies, standards, guidelines or principles, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board;
•	the failure of our improvement plan for the Midwest to achieve desired results; or
•	other factors over which we have little or no control.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. During fiscal 2001, we entered into interest rate Swap Agreements with an aggregate notional amount of $100 million to manage our exposure to fluctuations in interest rates on $100 million of variable rate debt. These swaps effectively fix the rate on this debt at 5.74%. We do not enter into or hold derivatives for trading or speculative purposes.

We have formally designated these agreements as cash flow hedges as discussed in Note 3 of the consolidated financial statements. The estimated fair value of the Swap Agreements, based on current market rates, was approximately $1million at September 30, 2004 and is included in other liabilities.

The estimated fair value of our fixed rate debt at September 30, 2004 was $1,010.2 million, compared to a carrying value of $915.3 million. In addition, the effect of a hypothetical one percentage point decrease in interest rates would increase the estimated fair value of the fixed rate debt instruments from $1,010.2 million to $1,079.5 million at September 30, 2004.

Item 8. Financial Statements and Supplementary Data

Beazer Homes USA, Inc.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended
	September 30,

	2004	2003	2002

Total revenue	$3,907,109	$3,177,408	$2,641,173

Costs and expenses:
Home construction and land sales	3,099,732	2,534,035	2,155,415
Selling, general and administrative	429,442	356,648	292,584
Expenses related to retirement of debt	-	7,570	-
Operating income	377,935	279,155	193,174
Equity in earnings of unconsolidated joint ventures	1,561	1,597	2,338
Other income, net	7,079	4,777	6,547
Income before income taxes	386,575	285,529	202,059
Provision for income taxes	150,764	112,784	79,425
Net income	$235,811	$172,745	$122,634

Weighted average number of shares:
Basic	13,293	12,886	10,535
Diluted	13,801	13,514	11,415

Earnings per share:
Basic	$17.74	$13.41	$11.64
Diluted	$17.09	$12.78	$10.74

Cash dividends per share:	$0.40	$-	$-

See Notes to Consolidated Financial Statements

Beazer Homes USA, Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30,
	2004	2003
ASSETS
Cash and cash equivalents	$320,880	$73,372
Accounts receivable	70,574	66,003
Inventory
Owned inventory	2,089,330	1,687,809
Consolidated inventory not owned	254,765	35,674
Total inventory	2,344,095	1,723,483
Investments in and advances to unconsolidated joint ventures	44,748	26,569
Deferred tax asset	47,052	26,160
Property, plant and equipment, net	24,671	19,185
Goodwill	251,603	251,603
Other assets	45,839	25,659
Total Assets	$3,149,462	$2,212,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$123,287	$125,521
Other liabilities	437,608	320,996
Obligations related to consolidated inventory not owned	219,042	30,457
Term Loan	200,000	200,000
Senior Notes (net of discount of $14,663 and $8,635 respectively)	915,337	541,365
Other Notes Payable	22,067	-
Total Liabilities	1,917,341	1,218,339
Stockholders' Equity:
Preferred stock (par value $.01 per share, 5,000,000 shares
authorized, no shares issued)	-	-
Common stock (par value $.01 per share, 30,000,000 shares
authorized, 17,868,349 and 17,501,052 issued,
13,730,473 and 13,542,976 outstanding)	179	175
Paid in capital	593,749	572,070
Retained earnings	741,701	511,349
Treasury stock, at cost (4,137,876 and 3,958,076 shares)	(88,150)	(70,604)
Unearned restricted stock	(14,748)	(15,852)
Accumulated other comprehensive loss	(610)	(3,443)
Total Stockholders' Equity	1,232,121	993,695

Total Liabilities and Stockholders' Equity	$3,149,462	$2,212,034

See Notes to Consolidated Financial Statements

Beazer Homes USA, Inc.
Consolidated Statement of Stockholders' Equity
(dollars in thousands)

							Accumulated
						Unearned	Other
	Preferred	Common	Paid in	Retained	Treasury	Restricted	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Stock	Loss	Total
Balance, September 30, 2001	$-	$124	$202,121	$215,970	$(61,510)	$(2,027)	$(3,483)	$351,195
Comprehensive income:
Net income				122,634				122,634
Unrealized loss on interest rate swaps,
net of tax of $845							(1,294)	(1,294)
Total comprehensive income								121,340
Amortization of unearned restricted stock						2,365		2,365
Exercises of stock options (298,907 shares)		3	5,159					5,162
Issuance of Bonus Stock (53,328 shares)		1	813					814
Tax benefit from stock transactions			12,235					12,235
Issuance of restricted stock (79,337 shares)			6,281			(6,281)		-
Stock issued for Crossmann acquisition
(3,8571,166 shares)		39	308,534					308,573
Purchase of treasury stock (31,072 shares)					(2,169)			(2,169)
Other			317			(317)		-
Balance, September 30, 2002	$-	167	535,460	338,604	(63,679)	(6,260)	(4,777)	799,515
Comprehensive income:
Net income				172,745				172,745
Unrealized gain on interest rate swaps,
net of tax of $871							1,334	1,334
Total comprehensive income								174,079
Amortization of unearned restricted stock						3,984		3,984
Exercises of stock options (462,506 shares)		6	9,799					9,805
Issuance of Bonus Stock (97,231 shares)			1,735					1,735
Tax benefit from stock transactions			11,502					11,502
Issuance of restricted stock (215,642 shares)		2	13,280			(13,282)		-
Purchase of treasury stock (128,000)					(6,925)			(6,925)
Other			294			(294)		-
Balance, September 30, 2003	-	175	572,070	511,349	(70,604)	(15,852)	(3,443)	993,695
Comprehensive income:
Net income				235,811				235,811
Unrealized gain on interest rate swaps,
net of tax of $1,849							2,833	2,833
Total comprehensive income								238,644
Dividends Paid				(5,459)				(5,459)
Amortization of unearned restricted stock						7,381		7,381
Change in fair value of unearned compensation			753			(753)		-
Exercises of stock options (259,467 shares)		3	5,359					5,362
Tax benefit from stock transactions			8,127					8,127
Issuance of Bonus Stock (68,137 shares)		1	1,916					1,917
Issuance of restricted stock (39,693 shares)			4,736			(4,736)		-
Purchase of treasury stock (179,800 shares)					(17,546)			(17,546)
Other			788			(788)		-
Balance, September 30, 2004	$-	$179	$593,749	$741,701	$(88,150)	$(14,748)	$(610)	$1,232,121

See Notes to Consolidated Financial Statements

Beazer Homes USA, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
	Year Ended
	September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income	$235,811	$172,745	$122,634
Adjustments to reconcile net income to net cash
provided/(used) by operating activities:
Depreciation and amortization	15,755	13,220	9,453
Loss on extinguishment of debt	-	7,570	-
Deferred income tax provision (benefit)	(22,740)	87	(6,613)
Tax benefit from stock transactions	8,127	11,502	12,235
Equity in earnings of unconsolidated joint ventures	(1,561)	(1,597)	(2,338)
Changes in operating assets and liabilities,
net of effects from acquisitions:
Increase in accounts receivable	(4,571)	(11,674)	(13,601)
Increase in inventory	(410,525)	(328,893)	(152,990)
Decrease/(increase) in other assets	(16,828)	(1,431)	17,949
Increase/(decrease) in trade accounts payable	(2,234)	16,967	23,481
Increase in other liabilities	123,210	79,257	48,300
Other changes	1,837	1,198	954
Net cash provided/(used) by operating activities	(73,719)	(41,049)	59,464
Cash flows from investing activities:
Capital expenditures	(10,271)	(9,325)	(8,213)
Proceeds from sale of fixed assets	-	-	4,800
Investments in unconsolidated joint ventures	(25,844)	(4,941)	(3,146)
Distributions from and proceeds from sale
of unconsolidated joint ventures	5,639	7,714	12,736
Acquisitions, net of cash acquired	-	-	(320,810)
Net cash used by investing activities	(30,476)	(6,552)	(314,633)
Cash flows from financing activities:
Proceeds from Term Loan	200,000	200,000	-
Repayment of Term Loan	(200,000)	(100,000)	-
Redemption of 8 7/8% Senior Notes	-	(104,438)	-
Proceeds from issuance of 8 3/8% Senior Notes	-	-	343,000
Proceeds from issuance of 6 1/2% Senior Notes	198,100	-	-
Proceeds from issuance of 4 5/8% Convertible Senior Notes	174,600	-	-
Debt issuance costs	(3,354)	(2,458)	(7,513)
Proceeds from stock option exercises	5,362	9,805	5,162
Common share repurchases	(17,546)	(6,925)	(2,169)
Dividends paid	(5,459)	-	-
Net cash provided/(used) by financing activities	351,703	(4,016)	338,480
Increase/(decrease) in cash and cash equivalents	247,508	(51,617)	83,311
Cash and cash equivalents at beginning of year	73,372	124,989	41,678
Cash and cash equivalents at end of year	$320,880	$73,372	$124,989

Supplemental cash flow information:
Interest paid	$65,237	$67,580	$37,178
Income taxes paid	$170,475	$77,904	$81,534
Supplemental disclosure of non-cash activity:
Issuance of common stock related to acquisition	$-	$-	$308,573
Consolidated inventory not owned	$188,585	$30,457	$-
Land acquired through issuance of notes payable	$21,502	$-	$-

See Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Organization- Beazer Homes USA, Inc. is one of the ten largest homebuilders in the United States based on number of homes closed. We design, sell and build primarily single-family homes in over 35 markets located in Arizona, California, Colorado, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, Nevada, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia. We also provide mortgage origination services for our homebuyers through Beazer Mortgage Corporation, or Beazer Mortgage. In addition, we provide title services to our homebuyers in many of our markets.

Presentation -  Our homebuilding operations conducted across several geographic regions of the United States have similar characteristics; therefore, they have been aggregated into one reportable segment-the homebuilding segment.

The accompanying consolidated financial statements include the accounts of Beazer Homes USA, Inc., and our wholly owned subsidiaries. Intercompany balances have been eliminated in consolidation.

Cash and Cash Equivalents --  We consider investments with maturities of three months or less when purchased to be cash equivalents.

Inventory - Owned inventory consists solely of residential real estate developments. Interest, real estate taxes and development costs are capitalized in inventory during the development and construction period. Sold units are expensed on a specific identification basis or on a relative sales value basis as cost of sales.
Consolidated inventory not owned represents the fair value of land under option agreements consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46.

Investments in and Advances to Unconsolidated Joint Ventures -  We participate in a number of land development joint ventures in which we have less than a controlling interest. Our joint ventures are typically entered into with developers and other homebuilders to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. We recognize our share of profits from the sale of lots to other buyers. Our share of profits from lots we purchase from the joint ventures are deferred and treated as a reduction of the cost of the land purchased from the joint venture. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer.

Our joint ventures typically obtain secured acquisition, development and construction financing. At September 30, 2004, our unconsolidated joint ventures had borrowings outstanding totaling $128.1 million. In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At September 30, 2004, we had repayment guarantees of $10 million and loan-to-value maintenance guarantees of $56.8 million of debt of unconsolidated joint ventures. Repayment guarantees require us to repay our share of debt of unconsolidated joint ventures in the event the joint venture defaults on its obligations under the borrowings. Loan-to-value maintenance guarantees require us to repay our share of the venture’s borrowings to the extent such borrowings exceed a specified percentage of the value of the property securing the loan.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation is computed on a straight line basis at rates based on estimated useful lives as follows:

Buildings	15 years
Machinery and equipment	3 - 12 years
Information systems	3 - 5 years
Furniture and fixtures	3 - 5 years

Impairment of Long Lived Assets - Housing projects and unimproved land held for future development (components of inventory) and property, plant and equipment are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually, or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our operating divisions is considered a reporting unit. The fair value of each reporting unit is determined based on expected discounted future cash flows. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill. We performed our annual impairment test of goodwill as of April 30, 2004. For purposes of our annual goodwill impairment test, we obtained independent valuations of our reporting units. Based on comparison of those independent valuations to the carrying values of our reporting units at April 30, 2004, we determined that goodwill was not impaired.

Other Assets -  Other assets include prepaid expenses, debt issuance costs and deferred compensation plan assets.

Income Taxes -  Deferred tax assets and liabilities are determined based on differences between financial reporting carrying values and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Other Liabilities - Other liabilities include homebuyer deposits, land purchase obligations, accrued compensation, accrued warranty costs and various other accrued expenses.

Income Recognition and Classification of Costs - Income from the sale of residential units or land parcels is recognized when closings have occurred and the risk of ownership is transferred to the buyer. Sales commissions are included in selling, general and administrative expense.

Fees paid to Beazer Mortgage from third party lenders are recognized as revenue concurrent with the closing on the sale of the residential unit. All expenses of operating Beazer Mortgage are included in selling, general and administrative expense in the period incurred and are included in selling, general and administrative expense.

Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.5% to 1.0% of total revenue. Additional warranty costs are charged to cost of sales as necessary based on management's estimate of the costs to remediate existing claims. See Note 14 for a more detailed discussion of warranty costs and related reserves.

Advertising costs of $44,696,000, $34,775,000, and $28,237,000 for fiscal years 2004, 2003 and 2002, respectively, are expensed as incurred.

Earnings Per Share - The computation of basic earnings per common share is determined by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share additionally gives effect (when dilutive) to stock options and other stock based awards and other potentially dilutive securities.

Fair Value of Financial Instruments - The historical carrying amount of cash and cash equivalents and our Term Loan are reasonable estimates of their fair value. The fair value of our publicly held Senior Notes (Note 8) is estimated based on the quoted bid prices for these debt instruments and was approximately $1,010.2 million at September 30, 2004 and $593.0 million at September 30, 2003. The fair values of our interest rate swaps, based on current rates, approximated $1.0 million at September 30, 2004 and $5.6 million at September 30, 2003, and is included in other liabilities.

Stock-based Compensation - We account for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation expense is recognized for stock options granted to employees because all stock options granted have exercise prices not less than the market value of our stock on the date of the grant. Restricted stock granted to employees is valued based on the market price of the common stock on the date of the grant.

We account for stock awards issued to non-employees under the recognition and measurement principles of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and emerging Issues Task Force Issue No. 96-18:  “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Stock options issued to non-employees are valued using the Black-Scholes option pricing model. Restricted stock granted to non-employees is initially valued based on the market price of the common stock on the date of the grant.

Unearned compensation arising from the restricted stock granted to employees and from non-employee stock awards is amortized to expense using the straight-line method over the period of the restrictions. The balance of unearned compensation related to non-employee awards is adjusted on a quarterly basis to reflect changes in the market value of Beazer Homes’ common stock. Unearned compensation is shown as a reduction of stockholders’ equity in the consolidated balance sheets.

The following table illustrates the effect (in thousands, except per share amounts) on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” to stock-based employee compensation:

	Year Ended
	September 30,
	2004	2003	2002

Net income, as reported	$235,811	$172,745	$122,634
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,503	2,410	1,443
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,521)	(5,409)	(3,057)

Pro forma net income	$232,793	$169,746	$121,020

Earnings per share:
Basic - as reported	$17.74	$13.41	$11.64
Basic - pro forma	$17.51	$13.17	$11.49

Diluted - as reported	$17.09	$12.78	$10.74
Diluted - pro forma	$16.97	$12.65	$10.66

The weighted average fair value of each option granted during the years ended September 30, 2004, 2003, and 2002 was $40.81, $32.89 and $38.30, respectively. The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2004	2003	2002
Expected volatility	44.14%	46.70%	40.70%
Expected dividend yield	0.40%	none	none
Risk-free interest rate	3.13%	3.60%	4.90%
Expected life (in years)	5.0	7.0	7.0

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications -- Certain items in prior-period financial statements have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements - In September 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 04-8: “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). The consensus was ratified by the FASB in October 2004. EITF 04-8 requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Cos”) be included in diluted earnings per share computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price. Prior to EITF 04-8, shares issuable upon conversion of CoCos were generally excluded from diluted earnings per share computations until the issuer’s stock price exceeded the contingent conversion price. EITF 04-8, which applies to our 4 5/8 % Convertible Senior Notes issued in June 2004, is expected to be effective for reporting periods ending on or after December 15, 2004, the first quarter of our fiscal 2005. Restatement of prior period earnings per share amounts presented for comparative purposes will be required. If we had reported fiscal 2004 diluted earnings per share under EITF 04-8, we would have reported earnings of $16.77 per diluted share, as compared to reported earnings of $17.09 per diluted share.

(2) Acquisitions

Effective April 17, 2002, Beazer Homes acquired Crossmann Communities, Inc. (“Crossmann”). Crossmann built single-family homes in Indiana - its home base - with operations in Kentucky, Mississippi, North Carolina, Ohio, South Carolina and Tennessee. This acquisition represented our entry into the Midwest region and strengthened our focus on the first-time homebuyer segment. We have included Crossmann’s operating results in our consolidated financial statements since April 1, 2002.

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

The following unaudited pro forma financial data (in thousands, except per share amounts) gives effect to our acquisition of Crossmann as if it had occurred on the first day of fiscal 2002 (the year of acquisition). The pro forma financial data is provided for comparative purposes only and is not necessarily indicative of the results that would have been obtained if the acquisition had been effected at that date.

Year Ended
September 30, 2002
Total revenues	$3,046,841
Net income	$141,753
Net income per share:
Basic	$11.37
Diluted	$10.62

(3) Derivative Instruments and Hedging Activities

We are exposed to fluctuations in interest rates. We enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. We do not enter into or hold derivatives for trading or speculative purposes. During the year ended September 30, 2001, we entered into interest rate swap agreements (the “Swap Agreements”) to effectively fix the variable interest rate on $100 million of floating rate debt. The Swap Agreements mature in December 2004.

The Swap Agreements have been designated as cash flow hedges and accordingly, are recorded at fair value in our consolidated balance sheets and the related gains or losses are deferred in stockholders’ equity, net of taxes, as a component of other comprehensive income. Amounts to be received or paid as a result of the Swap Agreements are accrued and recognized as adjustments to interest related to the designated debt. The net effect of this accounting on our operating results is that interest on the variable-rate debt is generally recorded based on fixed interest rates. No portion of these hedges was considered ineffective for the year ended September 30, 2004. We expect to reclassify approximately $610,000, net of taxes of $354,000, from other comprehensive loss to interest expense over the next twelve months.

As a result of the Swap Agreements, we have recorded a cumulative after-tax other comprehensive loss of $610,000 as of September 30, 2004. The estimated fair value of the Swap Agreements, based on current market rates, approximated $1 million at September 30, 2004 and is included in other liabilities.

(4) Inventory

Inventory consists of (in thousands):
	September 30,
	2004	2003
Homes under construction.	$847,517	$658,909
Development projects in progress	1,105,933	919,257
Unimproved land held for future development	57,563	33,583
Model homes	78,317	76,060
Consolidated inventory not owned	254,765	35,674
	$2,344,095	$1,723,483

Homes under construction include homes finished and ready for delivery and homes in various stages of construction. We had 345 ($69.1 million) and 362 ($58.3 million) completed homes that were not subject to a sales contract, not including model homes, at September 30, 2004, and 2003, respectively.

Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

Inventory located in California, the state with our largest concentration of inventory, was $400.6 million and $323.8 million at September 30, 2004, and 2003, respectively.

We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included on our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $180.7 million at September 30, 2004. This amount includes letters of credit of approximately $57.8 million. Below is a summary of amounts, net of cash deposits, committed under all options at September 30, 2004 (in thousands):

Aggregate Exercise
Price of
Options
Options with specific performance	$28,184
Options without specific performance	1,763,158
Total options	$1,791,342

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

Year Ending September 30,
2005	$397,314
2006	583,068
Thereafter	810,960
Total	$1,791,342

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIEs”) under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 defines a VIE as an entity with insufficient equity investment to finance its planned activities without additional financial support or an entity in which the equity investors lack certain characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE is deemed to be the primary beneficiary of the VIE and must consolidate the VIE.

We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at September 30, 2004 and 2003 reflect consolidated inventory not owned of $254.8 million and $35.7 million, respectively. Obligations related to consolidated inventory not owned totaled $219.0 million at September 30, 2004 and $30.5 million at September 30, 2003. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements. The increase in consolidated inventory not owned and the related obligations is due primarily to the transition provisions of FIN 46, which applied immediately to VIEs created after January 31, 2003 and with respect to variable interests held before February 1, 2003 applied beginning with our quarter ended March 31, 2004. The above disclosures of amounts committed under options include our obligations related to consolidated inventory not owned.

(5) Interest

Information regarding interest (in thousands) is as follows:

	Year Ended September 30,

	2004	2003	2002
Capitalized interest in inventory,
beginning of year	$34,285	$24,441	$16,271
Interest incurred and capitalized	76,035	65,295	51,171
Capitalized interest amortized
to cost of sales	(66,199)	(55,451)	(43,001)
Capitalized interest in inventory,
End of the year	$44,121	$34,285	$24,441

(6) Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	September 30,
	2004	2003
Land and buildings	$5,464	$1,011
Leasehold improvements	7,100	5,429
Machinery and equipment	20,459	18,954
Information systems	17,226	14,608
Furniture and fixtures	13,307	13,960
	63,556	53,962
Less: Accumulated depreciation	(38,885)	(34,777)
Property, plant and equipment, net	$24,671	$19,185

(7) Credit Facility

In May 2004 we amended and restated our existing bank credit facility (the “Credit Facility”) to increase the banks’ commitments and extend the maturity date for one year. The amended Credit Facility includes a $550 million four-year revolving credit facility (the “Revolving Credit Facility”) and a $200 million four-year term loan (the “Term Loan”). The Revolving Credit Facility and Term Loan now mature in June 2008. The Revolving Credit Facility and the Term Loan bear interest at a fluctuating rate (3.3% at September 30, 2004) based upon LIBOR or the alternate base rate of interest announced by our lead bank. The Credit Facility contains various operating and financial covenants. Each of our significant subsidiaries is a guarantor under the Credit Facility.

Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable. At September 30, 2004 we had no borrowings outstanding, and had available borrowings of $259.4 million under the Revolving Credit Facility.

As discussed in Note 3, we entered into Swap Agreements to manage interest costs and hedge against risks associated with fluctuating interest rates related to $100 million of floating rate debt. As of September 30, 2004, we had entered into interest rate swaps to effectively fix the interest rate (before spread) on $100 million in floating rate debt as follows: $75 million is fixed at 5.925% per annum; $10 million is fixed at 5.17% per annum; $5 million is fixed at 5.50% per annum; and $10 million is fixed at 5.055% per annum. The Swap Agreements expire in December 2004.

(8) Senior Notes

In June 2004, we issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the ”Convertible Senior Notes”) in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. In August 2004 we filed a registration statement on Form S-3 with the SEC covering resales of the Convertible Senior Notes and the common stock issuable upon conversion. The Convertible Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs). Interest on the Convertible Senior Notes is payable semiannually beginning December 2004. Beginning with the six-month interest period commencing on June 15, 2009, we will pay contingent interest during a six-month interest period if the average trading price of the notes for a five trading day reference period equals or exceeds 120% of the principal amount of the notes. The notes are convertible by holders into shares of our common stock at an initial conversion rate of 6.48 shares of Beazer Homes common stock per $1,000 principal amount (subject to adjustment for customary reasons), representing an initial conversion price of $154.32 per share of common stock, under the following circumstances: a) during any calendar quarter, if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120% of the conversion price on such last trading day; b) subject to certain limitations, during the five consecutive trading days after any five consecutive trading days in which the trading price per $1,000 principal amount of notes for each day of that period is less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the notes on each such day, provided that if the price of our common stock issuable upon conversion is between 100% and 120% of the conversion price, holders will be entitled to receive upon conversion only the value of the principal amount of the notes converted plus accrued and unpaid interest, including contingent interest and additional amounts owed, if any, c) if the notes have been called for redemption, d) upon the occurrence of specified corporate transactions, e) during any period in which the credit rating assigned to the notes by either Moody’s or S&P is lower than B1 or B+, respectively, or the notes are no longer rated by at least one of these rating services or their successors.

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

In November 2003, we issued $200 million 6 1/2 % Senior Notes due November 2013 (the “Original Notes”) in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended. In May 2004 we completed an offer to exchange all of the outstanding Original Notes for an equal amount of 6 1/2 % Senior Notes due November 2013 (the “6 1/2 % Senior Notes”), which were registered under the Securities Act of 1933. The 6 1/2 % Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs). Interest on the 6 1/2 % Senior Notes is payable semiannually. We may, at our option, redeem the 6 1/2 % Senior Notes in whole or in part at any time after November 2008, initially at 103.250% of the principal amount, declining to 100% of the principal amount after November 2011. We may redeem the 6 1/2 % Senior Notes, in whole or in part, at any time before November 2008 at a redemption price equal to the principal amount thereof plus a “make-whole” premium, plus accrued and unpaid interest. A portion of such notes may also be redeemed prior to November 2006 under certain conditions.

In April 2002, we issued $350 million 8 3/8% Senior Notes due April 2012 (the “Original Notes”) in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended. In September 2002 we completed an offer to exchange all of the outstanding Original Notes for an equal amount of 8 3/8 Senior Notes due 2012 (the “8 3/8% Senior Notes”), which were registered under the Securities Act of 1933. The terms of the 8 3/8% Senior Notes were substantially identical to the terms of the Original Notes. The Original Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs). Interest on the 8 3/8% Senior Notes is payable semiannually. We may, at our option, redeem the 8 3/8% Senior Notes in whole or in part at any time after April 2007, initially at 104.188% of the principal amount, declining to 100% of the principal amount after April 2010. A portion of such notes may also be redeemed prior to April 2005 under certain conditions. We used the proceeds from the issuance of the 8 3/8 % Senior Notes to fund the cash portion of the Crossmann acquisition, to repay Crossmann’s outstanding net indebtedness, to reduce borrowings under our revolving credit facility at the time, and to pay related fees, commissions and other expenses.

In May 2001, we issued $200 million 8 5/8% Senior Notes due May 2011 (the “8 5/8% Senior Notes”) at a price of 99.178% of their face amount (before underwriting discount and other issuance costs). Interest on the 8 5/8% Senior Notes is payable semiannually. We may, at our option, redeem the 8 5/8% Senior Notes in whole or in part at any time after May 2006, initially at 104.3125% of the principal amount, declining to 100% of the principal amount after May 2009.

During fiscal 2003, we retired our $100 million 8 7/8% Senior Notes due in 2008 (the “8 7/8% Senior Notes.”) The 8 7/8% Senior Notes were redeemed at 104.438% of the principal amount, plus accrued interest. As a result of the redemption of the 8 7/8% Senior Notes, we recorded a pre-tax charge of $7.6 million, which includes the write off of previously capitalized fees.

The Convertible Senior Notes, the 6 ½ % Senior Notes, the 8 3/8% Senior Notes and the 8 5/8% Senior Notes (collectively the “Senior Notes”) are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. All of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and our obligations under the Credit Facility, and are jointly and severally liable for obligations under the Senior Notes, and the Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2004, under the most restrictive covenants of each indenture, approximately $289.7 million of our retained earnings was available for cash dividends and for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

As of September 30, 2004, future maturities of long-term debt are as follows (in thousands):

Year Ending September 30,
2005	$17,811
2006	4,256
2007	-
2008	200,000
2009	-
Thereafter	930,000
Total	$1,152,067

(9) Income Taxes

The provision for income taxes consists of (in thousands):

	Year Ended September 30,
	2004	2003	2002
Current:
Federal	$153,228	$106,871	$78,709
State	22,427	16,261	13,566
Deferred	(24,891)	(10,348)	(12,850)
Total	$150,764	$112,784	$79,425

The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate as follows (in thousands):

	Year Ended September 30,

	2004	2003	2002
Income tax computed at statutory rate	$135,298	$99,935	$70,721
State income taxes, net of federal
benefit	16,226	12,764	8,524
Other	(760)	85	180
Total	$150,764	$112,784	$79,425

Deferred tax assets and liabilities are composed of the following (in thousands):

	September 30,
	2004	2003
Deferred Tax Assets:
Warranty and other reserves.	$40,900	$19,352
Incentive compensation	7,377	3,752
Property, equipment and other assets	2,275	3,604
Interest rate swaps	354	2,203
Other	1,562	767
Total Deferred Tax Assets	52,468	29,678

Deferred Tax Liabilities:
Inventory valuation	(5,416)	(3,518)

Net Deferred Tax Asset	$47,052	$26,160

 We believe that based upon our history of profitable operations, it is more likely than not that our net deferred tax asset will be realized.

(10) Leases

We are obligated under various non-cancelable operating leases for office facilities and equipment. Rental expense under these agreements amounted to approximately $14,116,000, $11,562,000 and $9,654,000 for the years ended September 30, 2004, 2003 and 2002, respectively. As of September 30, 2004, future minimum lease payments under non-cancelable operating lease agreements are as follows: (in thousands):

Year Ending September 30,
2005	$10,462
2006	9,049
2007	7,096
2008	5,770
2009	4,250
Thereafter	4,506
Total	$41,133

(11) Stockholders' Equity

Preferred Stock - We currently have no shares of preferred stock outstanding.

Common Stock Repurchase Plan- In February 2003, our Board of Directors approved a stock repurchase plan authorizing the purchase of up to one million shares of our outstanding common stock. During fiscal 2004, we repurchased 179,800 shares for an aggregate purchase price of $17.5 million or approximately $98 per share pursuant to the plan. During fiscal 2003, we repurchased 128,000 shares for an aggregate purchase price of $6.9 million or approximately $54 per share pursuant to the plan. At September 30, 2004, we are authorized to purchase up to 692,200 additional shares pursuant to the plan.

Shareholder Rights Plan - In June 1996, our Board of Directors adopted a Shareholder Rights Plan and distributed a dividend of one preferred share purchase right (a “Right”) to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share (the “Junior Preferred Shares”), of Beazer Homes. The Rights become exercisable in certain limited circumstances involving principally the acquisition of over 20% of our outstanding common stock by any one individual or group. The Rights are initially exercisable at a price of $80 per one hundredth of a Junior Preferred Share subject to adjustment. Following certain other events after the Rights have become exercisable, each Right entitles its holder to purchase at the Right’s then-current exercise price, a number of shares of our common stock having a market value of twice such price, or, in certain circumstances, securities of the acquirer, having a then-current market value of two times the exercise price of the Right.

The Rights are redeemable and may be amended at our option before they become exercisable. Until a Right is exercised, the holder of a Right has no rights as a shareholder of Beazer Homes. The Rights expire in June 2006.

Dividends - During fiscal 2004, the Company paid quarterly cash dividends of $0.10 per common share, or a total of approximately $5.5 million. No dividends were paid during fiscal years 2003 or 2002.

(12) Earnings Per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended September 30,
	2004	2003	2002
Basic:
Net income	$235,811	$172,745	$122,634
Weighted average number of common shares outstanding	13,293	12,886	10,535

Basic earnings per share	$17.74	$13.41	$11.64

Diluted:
Net income applicable to common stockholders	$235,811	$172,745	$122,634

Weighted average number of common shares outstanding	13,293	12,886	10,535
Effect of dilutive securities:
Restricted stock units	243	252	364
Options to acquire common stock	265	376	516
Diluted weighted average number of common
shares outstanding	13,801	13,514	11,415

Diluted earnings per share	$17.09	$12.78	$10.74

Options to purchase 137,326 and 143,898 shares of common stock were not included in the computation of diluted earnings per share for the years ended September 30, 2003 and 2002, respectively, because the options’ exercise price was greater than the average market price of the common shares during those years.

In September 2004 the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 04-8: “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). The consensus was ratified by the FASB in October 2004. EITF 04-8 requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Cos”) be included in diluted earnings per share computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price. Prior to EITF 04-8, shares issuable upon conversion of CoCos were generally excluded from diluted earnings per share computations until the issuer’s stock price exceeded the contingent conversion price. EITF 04-8, which applies to our 4 5/8 % Convertible Senior Notes issued in June 2004, is expected to be effective for reporting periods ending on or after December 15, 2004, the first quarter of our fiscal 2005. Restatement of prior period earnings per share amounts presented for comparative purposes will be required. If we had reported fiscal 2004 diluted earnings per share under EITF 04-8, we would have reported earnings of $16.77 per diluted share.

(13) Retirement Plan and Incentive Awards

401(k) Retirement Plan - We sponsor a 401(k) Plan (the "Plan”). Substantially all employees are eligible for participation in the Plan after completing one month of service with us. Participants may defer and contribute to the Plan from 1% to 80% of their salary with certain limitations on highly compensated individuals. We match 50% of the first 6% of the participant's contributions. The participant's contributions vest 100% immediately, while our contributions vest over five years. Our total contributions for the years ended September 30, 2004, 2003 and 2002 were approximately $2,764,000, $2,022,000 and $1,851,000, respectively.

Deferred Compensation Plan- During fiscal 2002, we adopted the Beazer Homes USA, Inc. Deferred Compensation Plan (the “DCP Plan”). The DCP Plan is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The Plan allows the executives to defer current compensation on a pre-tax basis to a future year, up until termination of employment. The objectives of the Plan are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding, and retaining highly compensated executives. Participation in the plan is voluntary. Beazer Homes may voluntarily make a contribution to the participants’ DCP accounts. For the years ended September 30, 2004, 2003 and 2002, Beazer Homes contributed $2,814,000, $626,000 and $284,000, respectively, to the DCP Plan.

Stock Incentive Plans - During fiscal 2000, we adopted the 1999 Stock Incentive Plan (the “1999 Plan”) because the shares reserved under the 1994 Stock Incentive Plan (the “1994 Plan”) had been substantially depleted. We also have the Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”). At September 30, 2004, we had reserved 3,975,000 shares of common stock for issuance under our various stock incentive plans, of which 1,007,348 shares are available for future grants.

Stock Option Awards - We have issued various stock option awards to officers and key employees under both the 1999 Plan and the 1994 Plan and to non-employee directors pursuant to the Non-Employee Director Plan. Stock options are generally exercisable at the fair market value of the common stock on the grant date, vest three years after the date of grant and may be exercised thereafter until their expiration, subject to forfeiture upon termination of employment as provided in the applicable plan. Stock options granted prior to fiscal 2004, generally expire on the tenth anniversary from the date such options were granted. Stock options granted in fiscal 2004 expire on the seventh anniversary from the date such options were granted.

Stock Option Awards - Information regarding activity under our stock option plans is summarized as follows:

	Year Ended September 30,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	792,715	$41.48	1,070,880	$28.37	1,230,540	$19.62
Granted	103,388	$98.72	214,577	$62.21	166,245	75.1
Exercised	(259,467)	$20.66	(462,506)	$21.69	(298,907)	18.46
Forfeited	(29,368)	$69.21	(30,236)	$47.40	(26,998)	27.1
Options outstanding at end of year	607,268	$58.78	792,715	$41.48	1,070,880	$28.37
Options exercisable at end of year	199,620	$21.76	455,087	$20.69	390,537	$19.86

The following table summarizes information about stock options outstanding and exercisable at September 30, 2004:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price	Number Excercisable	Weighted Average Escercise Price
$18-$24	199,620	5.41	$21.76	199,620	$21.76
$56-$63	177,228	8.10	62.15	-	-
$74-$87	130,562	7.57	80.30	-	-
$97-$99	99,858	6.32	98.72	-	-
	607,268			199,620

Other Stock Awards - We have made various restricted stock awards to officers and key employees under both the 1999 Plan and the 1994 Plan. All restricted stock is awarded in the name of the participant, who has all the rights of other common stockholders with respect to such stock, subject to restrictions and forfeiture provisions. Accordingly, such restricted stock awards are considered outstanding shares. Restricted stock awards vest from three to seven years after the date of grant. Certain restricted stock awards provide for accelerated vesting if certain performance goals are achieved. Compensation expense recognized for such awards totaled $5,581,000, $3,984,000 and $2,365,000 for the years ended September 30, 2004, 2003 and 2002 respectively.

Activity relating to restricted stock awards is summarized as follows:

	Year Ended September 30,
	2004	2003	2002
Restricted shares, beginning of year	292,953	88,337	134,625
Shares awarded	47,948	215,642	79,337
Shares forfeited	(6,229)	(2,026)	-
Shares vested	-	(9,000)	(125,625)
Restricted shares, end of year	334,672	292,953	88,337

We have an incentive compensation plan (called the Value Created Incentive Plan), modeled under the concepts of economic profit or economic value added. Participants may defer a portion of their earned annual incentive compensation under the plan The deferred amounts are represented by restricted stock units (“Bonus Stock”), each of which represent the right to recieve one share of Beazer Homes common stock upon vesting. Such shares are issued after a three-year vesting period, subject to an election for further deferral by the participant. The number of restricted stock units granted is based on a disvount to the market value of our common stock at the time the bonus is earned. Should the participant’s employment terminate during the vesting period, the deferred incentive compensation is settled in cash or cash and stock, depending on the cause of termination.

Activity relating to Bonus Stock is as follows:

	Year Ended September 30,
	2004	2003	2002
Bonus Stock issuable, beginning of year	128,404	209,158	237,362
Shares awarded	36,833	22,847	28,029
Shares forfeited	(712)	(6,370)	(2,905)
Shares vested and issued	(68,137)	(97,231)	(53,328)
Bonus Stock issuable, end of year	96,388	128,404	209,158

Our former Chief Financial Officer resigned effective September 30, 2003. Effective October 1, 2003, Beazer Homes and our former CFO entered into a consulting and non-compete agreement pursuant to which our former CFO will retain and continue to vest in various stock awards during the two year life of the agreement which would have otherwise been forfeited upon termination, representing up to 46,409 shares of the Company’s common stock. Our consolidated balance sheets at September 30, 2004 and 2003 include $2,050,000 and $3,100,000, respectively, of unearned compensation cost reflecting the fair value of the stock awards as of each balance sheet date. Such unearned compensation cost, as adjusted by changes in the value of the Company’s common stock, is being recognized over the two year life of the consulting and non-compete agreement. Compensation expense recognized for such awards totaled $1,800,000 for the year ended September 30, 2004.

(14) Contingencies

Trinity Claims - We and certain of our subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to moisture intrusion and mold. We have experienced a significant number of such claims in our Midwestern region and particularly with respect to homes built by Trinity Homes LLC, a subsidiary we acquired in the Crossmann acquisition in 2002.

As of September 30, 2004, there were eleven pending lawsuits related to such complaints received by Trinity. Ten of these involve suits by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate. One of these suits is a class action suit that was filed in the State of Indiana in August 2003. The parties in the class action engaged in a series of mediation conferences which resulted in an agreement for a proposed settlement of the case. The parties submitted settlement documents to the court, which the court preliminarily approved on August 6, 2004.  A Fairness Hearing was held on October 18, 2004 and the court approved the settlement agreement on October 20, 2004.

The settlement class includes, with certain exclusions, the current owners of all Trinity homes that have brick veneer, where the closing of Trinity’s initial sale of the home took place between June 1, 1998 and October 31, 2002. The settlement agreement establishes an agreed protocol and process for assessment and remediation of any external water intrusion issues at the homes which includes, among other things, that the homes will be repaired at Trinity’s expense. The settlement agreement also provides for plaintiffs’ attorneys’ fees and for Trinity to pay an agreed amount per home for engineering inspection costs for each home for which a claim is filed under the settlement.

Under the settlement, subject to Trinity’s timely performance of the specified assessments and remediation activities for homeowners who file claims, each homeowner releases Trinity, Beazer Homes Investment Corp. and other affiliated companies, including Beazer Homes, from the claims asserted in the class action lawsuit, claims arising out of external water intrusion, and claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others. There was a 30-day timeframe, which ended on November 19, 2004, to appeal the court’s order approving the settlement.  No appeals were received by the court within the timeframe established. The Company expects to send out the claims notices on or about December 20, 2004, and the class members will have 60 days to file claims.

Our warranty reserves at September 30, 2004 and 2003 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion and mold, including a provision for legal fees. Our warranty reserves at September 30, 2004 also include a provision for estimated plaintiffs’ attorneys’ fees and for engineering inspection costs related to the settlement discussed above. It is probable that we have incurred additional losses relating to the remediation of homes of class members from whom we have not yet received complaints. However, due to the uncertainty surrounding the number of claims that will ultimately be filed and the average cost to remediate such claims, we cannot estimate the possible loss or range of loss at this time. Therefore, we have not accrued any costs to remediate homes for which we have not yet received complaints. As we receive and evaluate claims pursuant to the settlement, we will accrue our estimated costs to resolve those claims. We expect to know substantially the number of claims that will ultimately be filed pursuant to the settlement during the second quarter of our fiscal 2005.

The following is a roll-forward of total complaints received, on which our accruals were based:

	Year Ended September 30,
	2004	2003
Complaints outstanding at beginning of year	415	16
Complaints received during the year	564	399
Complaints resolved during the year	(92)	-
Complaints outstanding at end of year	887	415

The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred. We classify homes for which we receive complaints into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage. For purposes of calculating our accrual we estimated the cost to assess and remediate homes to cover a range up to $63,500 per home, depending on the category to which it was assigned.

As of September 30, 2004 and 2003 we accrued for our estimated cost to remediate homes that we had assessed and assigned to one of the above categories, as well as our estimated cost to remediate those homes for which we had received complaints, but for which we had not yet performed assessments. For purposes of our accrual, we assigned homes not yet assessed to categories based on our expectations about the extent of damage and trends observed from the results of assessments performed to date.

During the quarter ended September 30, 2004, we increased our estimated costs to remediate homes within each category. We also changed our classifications of homes not yet assessed to reflect our expectations that a greater number of homes than previously estimated will have extensive moisture damage. We updated these assumptions based on the results of remediation work and assessments completed to date and cost estimates from subcontractors. As a result of these changes in estimate, we increased our reserves for existing claims by approximately $12,300,000. We also accrued $3,300,000 for new claims received during the quarter, for a total pre-tax charge of $15,600,000 for the quarter ended September 30, 2004.

During fiscal 2004, we initiated a program under which we offered to repurchase a limited number of homes from specific homeowners. As of September 30, 2004 we have repurchased 53 homes at an aggregate purchase price of $17,461,769. We have an agreement to repurchase one more home, which concludes this repurchase program. Our accrual at September 30, 2004 includes our estimated costs to sell homes that we have repurchased and which we have agreed to repurchase, and our estimated losses on the sale of those homes. As of September 30, 2004, we have not sold any of the homes that we have repurchased under this program.

Changes in our accrual for Trinity moisture intrusion and related mold issues during the period were as follows (in thousands):

	Year Ended September 30,
	2004	2003
Balance at beginning of period	$9,200	$730
Provisions	43,858	15,523
Payments	(10,885)	(7,053)
Balance at end of period	$42,173	$9,200

Our accruals at September 30, 2004 and 2003 represent our best estimates of the costs to resolve all asserted complaints. Actual costs to assess and remediate homes in each category, the extent of damage to homes not yet assessed, our estimates of costs to sell repurchased homes, and our losses on such sales could differ from our estimates. As a result, the costs to resolve existing complaints could differ from our recorded accruals and have a material adverse effect on our net income in the periods in which the matters are resolved. Additionally, it is reasonably possible that we will incur additional losses related to these matters, including additional losses related to homes for which we have not yet received complaints. However, the amount or range of such losses cannot be determined at this time.

Warranty Reserves- We provide a limited warranty (ranging from one to two years) of workmanship and materials with each of our homes. Such warranty covers defects in plumbing, electrical, heating, cooling and ventilating systems and construction defects. In addition, we provide a warranty (ranging from a minimum of ten years up to the period covered by the applicable statute of repose) with each of our homes, covering construction defects only. Since we subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors.

As noted above, our warranty reserves at September 30, 2004 and 2003 include accruals for Trinity moisture intrusion and related mold issues. Warranty reserves are included in accrued expenses in the consolidated financial statements. We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. While we believe that our warranty reserves are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

Changes in our warranty reserves, which include amounts related to the Trinity moisture intrusion and mold issues discussed above, during the period are as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002
Balance at beginning of period	$40,473	$25,527	$16,464
Provisions	80,291	39,244	24,883
Payments	(34,601)	(24,298)	(15,820)
Balance at end of period	$86,163	$40,473	$25,527

Other Contingencies - We had outstanding letters of credit and performance bonds of approximately $45.9 million and $351.3 million, respectively, at September 30, 2004 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $57.8 million relating to our land option contracts discussed in Note 4. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions. In our opinion, except as discussed above, the ultimate resolution of these matters will not have a material adverse effect on our financial condition or results of operations.

(15) Supplemental Guarantor Information

As discussed in Note 8, the Company’s obligations to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of its subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

Beazer Homes USA, Inc.
Consolidating Balance Sheet
September 30, 2004
(in thousands)

					Consolidated
	Beazer				Beazer
	Homes	Guarantor	Non-Guarantor	Consolidating	Homes
ASSETS	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
Cash and cash equivalents	$392,110	$(71,569)	$339	$-	$320,880
Accounts receivable	-	70,237	337	-	70,574
Owned inventory	-	2,079,494	-	9,836	2,089,330
Consolidated inventory not owned		254,765	-	-	254,765
Investment in unconsoldited joint ventures	-	44,748	-	-	44,748
Deferred tax asset	47,052	-	-	-	47,052
Property, plant and equipment, net	-	24,671	-	-	24,671
Goodwill	-	251,603	-	-	251,603
Investments in subsidiaries	1,468,078	-	-	(1,468,078)	-
Intercompany	566,216	(583,038)	16,822	-	-
Other assets	19,432	17,881	8,526	-	45,839
Total Assets	$2,492,888	$2,088,792	$26,024	$(1,458,242)	$3,149,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$-	$123,174	$113	$-	$123,287
Other liabilities	146,473	276,242	11,057	3,836	437,608
Intercompany	(1,043)	-	1,043	-	-
Obligations related to consolidated inventory not owned	-	219,042	-	-	219,042
Revolving credit facility	-	-	-	-	-
Term Loan	200,000	-	-	-	200,000
Senior notes	915,337	-	-	-	915,337
Other notes payable	-	22,067	-	-	22,067
Total Liabilities	1,260,767	640,525	12,213	3,836	1,917,341

Stockholders' Equity	1,232,121	1,448,267	13,811	(1,462,078)	1,232,121

Total Liabilities and Stockholders' Equity	$2,492,888	$2,088,792	$26,024	$(1,458,242)	$3,149,462

Beazer Homes USA, Inc.
Consolidating Balance Sheet
September 30, 2003
(in thousands)

					Consolidated
	Beazer				Beazer
	Homes	Guarantor	Non-Guarantor	Consolidating	Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
ASSETS
Cash and cash equivalents	$110,754	$(40,079)	$2,697	$-	$73,372
Accounts receivable	-	64,620	1,383	-	66,003
Owned inventory	-	1,677,965	-	9,844	1,687,809
Consolidated inventory not owned	-	35,674	-	-	35,674
Investments in unconsolidated joint ventures	-	26,569	-	-	26,569
Deferred tax asset	26,160	-	-	-	26,160
Property, plant and equipment, net	-	19,166	19	-	19,185
Goodwill	-	251,603	-	-	251,603
Investments in subsidiaries	1,246,831	-	-	(1,246,831)	-
Intercompany	403,945	(415,211)	11,266	-	-
Other assets	11,085	9,018	5,556	-	25,659
Total Assets	$1,798,775	$1,629,325	$20,921	$(1,236,987)	$2,212,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$-	$125,099	$422	$-	$125,521
Other liabilities	64,963	242,503	9,642	3,888	320,996
Obligations related to consolidated inventory not owned	-	30,457	-	-	30,457
Intercompany	(1,248)	-	1,248	-	-
Term Loan	200,000	-	-	-	200,000
Senior Notes	541,365	-	-	-	541,365
Total Liabilities	805,080	398,059	11,312	3,888	1,218,339

Stockholders' Equity	993,695	1,231,266	9,609	(1,240,875)	993,695

Total Liabilities and Stockholders' Equity	$1,798,775	$1,629,325	$20,921	$(1,236,987)	$2,212,034

Beazer Homes USA, Inc.
Consolidating Statement of Income
September 30, 2004
(in thousands)

					Consolidated
	Beazer				Beazer
	Homes	Guarantor	Non-Guarantor	Consolidating	Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
Total revenue	$-	$3,899,971	$7,138	$-	$3,907,109

Costs and expenses:
Home construction and land sales	76,035	3,023,697	-	-	3,099,732
Selling, general and administrative	-	436,726	2,552	(9,836)	429,442
Expenses related to retirement of debt	-	-	-	-	-

Operating income	(76,035)	439,548	4,586	9,836	377,935
Equity in income of unconsolidated joint ventures	-	1,561	-	-	1,561
Other income/(expense), net	-	7,079	-	-	7,079
Income before income taxes	(76,035)	448,188	4,586	9,836	386,575
Provision for income taxes	(29,654)	174,794	1,788	3,836	150,764
Equity in income of subsidiaries	282,192	-	-	(282,192)	-
Net income	$235,811	$273,394	$2,798	$(276,192)	$235,811

Beazer Homes USA, Inc.
Consolidating Statement of Income
September 30, 2003
(in thousands)

					Consolidated
	Beazer				Beazer
	Homes	Guarantor	Non-Guarantor	Consolidating	Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
Total revenue	$-	$3,169,765	$7,643	$-	$3,177,408

Costs and expenses:
Home construction and land sales	65,295	2,478,059	525	(9,844)	2,534,035
Selling, general and administrative	-	354,088	2,560	-	356,648
Expenses related to retirement of debt	7,570	-	-	-	7,570

Operating income	(72,865)	337,618	4,558	9,844	279,155
Equity in income of unconsolidated joint ventures	-	1,597	-	-	1,597
Other income, net	-	4,750	27	-	4,777
Income before income taxes	(72,865)	343,965	4,585	9,844	285,529
Provision for income taxes	(28,782)	135,867	1,811	3,888	112,784
Equity in income of subsidiaries	216,828	-	-	(216,828)	-
Net income	$172,745	$208,098	$2,774	$(210,872)	$172,745

Beazer Homes USA, Inc.
Consolidating Statement of Income
September 30, 2002
(in thousands)

					Consolidated
	Beazer				Beazer
	Homes	Guarantor	Non-Guarantor	Consolidating	Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
Total revenue	$-	$2,635,619	$5,554	$-	$2,641,173

Costs and expenses:
Home construction and land sales	51,171	2,112,261	153	(8,170)	2,155,415
Selling, general and administrative	-	290,533	2,051	-	292,584

Operating income	(51,171)	232,825	3,350	8,170	193,174
Equity in income of unconsolidated joint ventures	-	2,338	-	-	2,338
Other income, net	-	6,509	38	-	6,547
Income before income taxes	(51,171)	241,672	3,388	8,170	202,059
Provision for income taxes	(20,114)	94,997	1,331	3,211	79,425
Equity in income of subsidiaries	153,691	-	-	(153,691)	-
Net income	$122,634	$146,675	$2,057	$(148,732)	$122,634

Beazer Homes USA, Inc.
Consolidating Statement of Cash Flows
September 30, 2004
(in thousands)
					Consolidated
	Beazer				Beazer
	Homes	Guarantor	Non-Guarantor	Consolidating	Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
Net cash provided/(used) by operating activities	$12,169	$(88,774)	$2,886	$-	$(73,719)
Cash flows from investing activities:
Capital expenditures	-	(10,271)	-	-	(10,271)
Proceeds from sale of fixed assets	-	-	-	-	-
Investments in unconsolidated joint ventures	-	(25,844)	-	-	(25,844)
Distributions from and proceeds from sale of					-
unconsolidated joint ventures	-	5,639	-	-	5,639
Net cash used by investing activities	-	(30,476)	-	-	(30,476)
Cash flows from financing activities:
Proceeds of Term Loan	200,000	-	-	-	200,000
Repayment of Term Loan	(200,000)	-	-	-	(200,000)
Proceeds from issuance of 6 1/2% Senior Notes	198,100	-	-	-	198,100
Proceeds from issuance of 4 5/8% Convertible Senior Notes	174,600	-	-	-	174,600
Advances to/from subsidiaries	(82,516)	87,760	(5,244)	-	-
Debt Issuance Cost	(3,354)	-	-	-	(3,354)
Proceeds from stock option exercises	5,362	-	-	-	5,362
Common share repurchases	(17,546)	-	-	-	(17,546)
Dividends paid	(5,459)	-	-	-	(5,459)
Net cash provided/(used) by financing activities	269,187	87,760	(5,244)	-	351,703
Increase (decrease) in cash and cash equivalents	281,356	(31,490)	(2,358)	-	247,508
Cash and cash equivalents at beginning of year	110,754	(40,079)	2,697	-	73,372
Cash and cash equivalents at end of year	$392,110	$(71,569)	$339	$-	$320,880

Beazer Homes USA, Inc.
Consolidating Statement of Cash Flows
September 30, 2003
(in thousands)

					Consolidated
	Beazer				Beazer
	Homes	Guarantor	Non-Guarantor	Consolidating	Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
Net cash provided/(used) by operating activities	$(11,140)	$(32,990)	$3,081	$-	$(41,049)

Cash flows from investing activities:
Capital expenditures	-	(9,309)	(16)	-	(9,325)
Investments in unconsolidated joint ventures	-	(4,941)	-	-	(4,941)
Distributions from and proceeds from sale
of unconsolidated joint ventures	-	7,714	-	-	7,714
Net cash used by investing activities	-	(6,536)	(16)	-	(6,552)

Cash flows from financing activities:
Proceeds from Term Loan	200,000	-	-	-	200,000
Repayment of Term Loan	(100,000)	-	-	-	(100,000)
Redemption of 8 7/8% Senior Notes	(104,438)	-	-	-	(104,438)
Advances (to) from subsidiaries	(21,445)	25,206	(3,761)	-	-
Debt issuance costs	(2,458)	-	-	-	(2,458)
Proceeds from stock option exercises	9,805	-	-	-	9,805
Common share repurchases	(6,925)	-	-	-	(6,925)
Net cash provided/(used) by financing activities	(25,461)	25,206	(3,761)	-	(4,016)
Decrease in cash and cash equivalents	(36,601)	(14,320)	(696)	-	(51,617)
Cash and cash equivalents at beginning of year	147,355	(25,759)	3,393	-	124,989
Cash and cash equivalents at end of year	$110,754	$(40,079)	$2,697	$-	$73,372

Beazer Homes USA, Inc.
Consolidating Statement of Cash Flows
September 30, 2002
(in thousands)

					Consolidated
	Beazer				Beazer
	Homes	Guarantor	Non-Guarantor	Consolidating	Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
Net cash provided/(used) by operating activities	$(18,717)	$71,291	$6,890	$-	$59,464

Cash flows from investing activities:
Capital expenditures	-	(8,213)	-	-	(8,213)
Proceeds from sale of fixed assets	-	4,800	-	-	4,800
Investments in unconsolidated joint ventures	-	(3,146)	-	-	(3,146)
Distributions from and proceeds from sale	-			-
of unconsolidated joint ventures	-	12,736	-	-	12,736
Acquisitions, net of cash acquired	-	(320,810)	-	-	(320,810)
Net cash used by investing activities	-	(314,633)	-	-	(314,633)

Cash flows from financing activities:
Proceeds from issuance of 8 3/8% Senior Notes	343,000	-	-	-	343,000
Advances (to) from subsidiaries	(223,050)	225,916	(2,866)	-	-
Debt issuance costs	(7,513)	-	-	-	(7,513)
Proceeds from stock option exercises	5,162	-	-	-	5,162
Common share repurchases	(2,169)	-	-	-	(2,169)
Net cash provided/(used) by financing activities	115,430	225,916	(2,866)	-	338,480
Increase/(decrease) in cash and cash equivalents	96,713	(17,426)	4,024	-	83,311
Cash and cash equivalents at beginning of year	50,642	(8,333)	(631)	-	41,678
Cash and cash equivalents at end of year	$147,355	$(25,759)	$3,393	$-	$124,989

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.

We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beazer Homes USA, Inc. and subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, in 2003 the Company changed its method of accounting for consolidated inventory not owned to conform to Financial Accounting Standards Board Interpretation No. 46.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
November 5, 2004

Quarterly Financial Data

Summarized quarterly financial information (unaudited):

	Quarter Ended
(in thousands, except per share data)	September 30	June 30	March 31	December 31

Fiscal 2004:
Total revenue	$1,211,141	$1,009,279	$876,581	$810,108
Operating income	128,201	96,238	77,844	75,652
Net income	80,087	59,680	48,858	47,186
Net income per common share:
Basic	$6.05	$4.48	$3.66	$3.55
Diluted	$5.82	$4.31	$3.52	$3.41

Fiscal 2003:
Total revenue	$1,039,923	$771,758	$665,567	$700,160
Operating income	92,634	65,968	61,487	59,066
Net income	57,164	40,689	37,972	36,920
Net income per common share:
Basic	$4.38	$3.16	$2.96	$2.88
Diluted	$4.18	$3.01	$2.83	$2.75

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of Beazer Homes’ management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, Beazer Homes’ management, including the CEO and CFO, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act. No changes in Beazer Homes’ internal control over financial reporting were identified during the evaluation described above that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Director information is incorporated by reference to the section entitled “Election of Directors” of our Proxy Statement for our 2005 Annual Meeting of Stockholders, which is expected to be filed on or before December 20, 2004. Information regarding our executive officers is set forth herein under Part I as a separate item.

Beazer Homes has adopted a Code of Business Conduct and Ethics for its senior financial officers, which applies to its principal financial officer and controller, other senior financial officers and Chief Executive Officer. The full text of the Code of Business Conduct and Ethics can be found on the Company’s website. Our Corporate Governance Guidelines and the charters of the following committees of our Board of Directors: Audit, Compensation, and Nominating and Governance, are also posted to our website, and are available in print to any stockholder who requests a printed copy. Information regarding waivers of our code of business conduct and ethics will also be published on our website.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section entitled “Executive Compensation” of our Proxy Statement for our 2005 Annual Meeting of Stockholders, which is expected to be filed on or before December 20, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the section entitled “Security Ownership of Management” of our Proxy Statement for our 2005 Annual Meeting of Stockholders, which is expected to be filed on or before December 20, 2004.

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section entitled “Principal Accounting Firm Fees” of our Proxy Statement for our 2005 Annual Meeting of Stockholders, which is expected to be filed on or before December 20, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this Annual Report on Form 10-K.

(a) 1. Financial Statements

2. Financial Statement Schedules

None required

3. Exhibits

Exhibit Number		Exhibit Description	Page herein or incorporated by reference from
2.1	---	Agreement and Plan of Merger among Beazer Homes USA, Inc., Beazer Homes Investment Corp., and Crossmann Communities Inc. dated as of January 29, 2002	(6)
3.1	---	Amended and Restated Certificate of Incorporation of the Company	(9)
3.2	---	Second Amended and Restated Bylaws of the Company	Filed herewith
4.1	---	Indenture dated as of May 21, 2001 among the Company and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 5/8% Senior Notes due 2011	(5)
4.2	---	Supplemental Indenture (8 5/8% Notes) dated as of May 21, 2001 among the Company, its subsidiaries party thereto and U.S. Bank Trust National Association, as trustee	(5)
4.3	---	Form of 8 5/8 % Senior Notes due 2011	(5)
4.4	---	Specimen of Common Stock Certificate	(2)
4.5*	---	Retirement Savings and Investment Plan (the “RSIP”)	(1)
4.6*	---	RSIP Summary Plan Description	(1)
4.7	---	Rights Agreement, dated as of June 21, 1996, between the Company and First Chicago Trust Company of New York, as Rights Agent	(8)
4.8	---	Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 3/8% Senior Notes due 2012	(6)
4.9	---	First Supplemental Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 3/8% Senior Notes due 2012	(6)
4.10	---	Form of 8 3/8 % Senior Notes due 2012	(6)
4.11	---	Second Supplemental Indenture dated as of November 13, 2003 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 6 1/2% Senior Notes due 2013	(8)

4.12	---	Form of 6 1/2 % Senior Notes due 2013	(8)
4.13	---	Indenture dated as of June 8, 2004 among Beazer, the Guarantors party thereto and SunTrust Bank, as trustee, related to the 4 5/8% Convertible Senior Notes due 2024	(10)
4.14	---	Form of 4 5/8% Convertible Senior Notes due 2024	(10)
10.1*	---	Amended and Restated 1994 Stock Incentive Plan	(3)
10.2*	---	Non-Employee Director Stock Option Plan	(8)
10.3*	---	Amended and Restated 1999 Stock Incentive Plan	(7)
10.4*	---	2005 Value Created Incentive Plan	Filed herewith
10.5*	---	Amended and Restated Corporate Management Stock Purchase Program	Filed herewith
10.6*	---	Customer Survey Incentive Plan	Filed herewith
10.7*	---	Director Stock Purchase Program	Filed herewith
10.8*	---	Form of Stock Option and Restricted Stock Award Agreement	Filed herewith
10.9*	---	Form of Stock Option Award Agreement	Filed herewith
10.9-15		Amended and Restated Employment Agreements dated as of September 1, 2004:
10.10*	---	Ian J. McCarthy	(11)
10.11*	---	Michael H. Furlow	(11)
10.12*	---	James O’Leary	(11)
10.13*	---	Lowell Ball	(11)
10.14*	---	Michael T. Rand	(11)
10.15*	---	John Skelton	(11)
10.16-22		Supplemental Employment Agreements dated as of September 1, 2004:
10.16*	---	Ian J. McCarthy	(11)
10.17*	---	Michael H. Furlow	(11)
10.18*	---	James O’Leary	(11)
10.19*	---	Lowell Ball	(11)
10.20*	---	Michael T. Rand	(11)
10.21*	---	John Skelton	(11)
10.22*	---	Jonathan P. Smoke	(11)
10.23*	---	Employment Agreement dated as of September 1, 2004 for Cory J. Boydston	Filed herewith
10.24	---	Purchase Agreement for Sanford Homes of Colorado LLLP	(4)
10.25	---	Amended and Restated Credit Agreement dated as of May 28, 2004 between the Company and Bank One, NA, as Agent, Guaranty Bank, BNP Paribas and Wachovia Bank, National Association as Syndication Agents, The Royal Bank of Scotland plc as Documentation Agent, SunTrust Bank, PNC Bank, National Association and Washington Mutual Bank, FA, as Managing Agents, Comerica Bank and Key Bank National Association as Co-Agents, and Banc One Capital Markets, Inc., Lead Arranger and Sole Bookrunner.	(12)
21	---	Subsidiaries of the Company	Filed herewith
23	---	Consent of Deloitte & Touche LLP	Filed herewith
31.1	---	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	---	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	---	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	---	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* Represents a management contract or compensatory plan or arrangement

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 (Registration No. 33-91904) filed on May 4, 1995.
(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 33-72576) initially filed on December 6, 1993.
(3)	Incorporated herein by reference to the exhibits to the Company’s 10-Q for the quarterly period ended December 31, 2000.
(4)	Incorporated herein by reference to the exhibits to the Company’s report on Form 8-K filed on August 10, 2001.
(5)	Incorporated herein by reference to the exhibits to the Company’s report on Form 10-K for the year ended September 30, 2001.
(6)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-4 (Registration No. 333-92470) filed on July 16, 2002.
(7)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8/S-3 (Registration No. 333-101142) filed on November 12, 2002.
(8)	Incorporated herein by reference to the exhibits to the Company’s report on Form 10-K for the year ended September 30, 2003.
(9)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-4/A filed on March 12, 2002.
(10)	Incorporated herein by reference to the exhibits to the Company’s 10-Q for the quarterly period ended June 30, 2004.
(11)	Incorporated herein by reference to the exhibits to the Company’s report on Form 8-K filed on September 1, 2004.
(12)	Incorporated herein by reference to the exhibits to the Company’s report on Form 8-K filed on June 2, 2004.

(b) Reports on Form 8-K

On July 8, 2004 we furnished a report on Form 8-K announcing under Item 12 our new home orders for the three month period ended June 30, 2004.

On July 29, 2004 we furnished a report on Form 8-K announcing under Item 12 our earnings and results of operations for the three and nine month periods ended June 30, 2004.

On September 1, 2004 we filed a report on Form 8-K announcing under Item 1.01 our entry into supplemental employment agreements with the following executives: Ian J. McCarthy, President and Chief Executive Officer; Michael H. Furlow, Executive Vice President and Chief Operating Officer; James O'Leary, Executive Vice President and Chief Financial Officer; Lowell Ball, Senior Vice President, General Counsel; Michael T. Rand, Senior Vice President, Chief Accounting Officer; John Skelton, Senior Vice President, Forward Planning; and Jonathan P. Smoke, Senior Vice President, Chief Information Officer.

(c) Exhibits

Reference is made to Item 15(a)3 above. The following is a list of exhibits, included in item 15(a)3 above, that are filed concurrently with this report.

3.2	---	Second Amended and Restated Bylaws of the Company
10.4*	---	2005 Value Created Incentive Plan
10.5*	---	Amended and Restated Corporate Management Stock Purchase Program
10.6*	---	Customer Survey Incentive Plan
10.7*	---	Director Stock Purchase Program
10.8*	---	Form of Stock Option and Restricted Stock Award Agreement
10.9*	---	Form of Stock Option Award Agreement
10.23*	---	Employment Agreement dated as of September 1, 2004 for Cory J. Boydston
21	---	Subsidiaries of the Company
23	---	Consent of Deloitte & Touche LLP
31.1	---	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	---	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	---	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	---	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: December 6, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 6, 2004	By: /s/ BRIAN C. BEAZER
Date	Brian C. Beazer, Director and Non-Executive Chairman of the Board

December 6, 2004	By: /s/ IAN J. MCCARTHY
Date	Ian J. McCarthy, Director, President and Chief Executive Officer (Principal Executive Officer)

December 6, 2004	By: /s/ LAURENT ALPERT
Date	Laurent Alpert, Director

December 6, 2004	By: /s/ KATIE J. BAYNE
Date	Katie J. Bayne, Director

December 6, 2004	By: /s/ MAUREEN E. O’CONNELL
Date	Maureen E. O’Connell, Director

December 6, 2004	By: /s/ LARRY T. SOLARI
Date	Larry T. Solari, Director

December 6, 2004	By: /s/ STEPHEN P. ZELNAK
Date	Stephen P. Zelnak, Jr., Director

December 6, 2004	By: /s/ JAMES O’LAERY
Date	James O’Leary, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

December 6, 2004	By: /s/ MICHAEL T. RAND
Date	Michael T. Rand, Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

