Form 10-Q
period 2004-12-31
BEAZER HOMES USA INC
filed 2005-01-27
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

YES                          ☒                                    NO                              ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the

Exchange Act).

YES                          ☒                                    NO                              ☐

Class	Outstanding at January 20, 2005

Common Stock, $0.01 par value	13,841,204 shares

BEAZER HOMES USA, INC.

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

Unaudited Condensed Consolidated Balance Sheets, December 31, 2004 and September 30, 2004

Unaudited Condensed Consolidated Statements of Operations, Three Months Ended December 31, 2004 and 2003

Unaudited Condensed Consolidated Statements of Cash Flows, Three Months Ended December 31, 2004 and 2003

Unaudited Consolidated Statements of Comprehensive Income, Three Months Ended December 31, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II	OTHER INFORMATION

Item 1	Legal Proceedings

Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

Part I. Financial Information

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2004	September 30, 2004

ASSETS
Cash and cash equivalents	$91,107	$320,880
Accounts receivable	34,234	70,574
Inventory
Owned inventory	2,329,862	2,089,330
Consolidated inventory not owned	255,617	254,765
Total inventory	2,585,479	2,344,095
Investments in and advances to unconsolidated joint ventures	65,438	44,748
Deferred tax asset	46,698	47,052
Property, plant and equipment, net	24,939	24,671
Goodwill	251,603	251,603
Other assets	62,440	45,839
Total assets	$3,161,938	$3,149,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$93,214	$123,287
Other payables and accrued liabilities	420,346	437,608
Obligations related to consolidated inventory not owned	212,980	219,042
Term loan	200,000	200,000
Senior notes (net of discount of $14,286 and $14,663 respectively)	915,714	915,337
Other notes payable	14,556	22,067
Total liabilities	1,856,810	1,917,341

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.01 per share, 30,000,000 shares authorized, 17,979,080 and 17,868,349 issued and 13,841,204 and 13,730,473 outstanding, respectively)	180	179
Paid-in capital	602,035	593,749
Retained earnings	810,021	741,701
Treasury stock (4,137,876 shares)	(88,150)	(88,150)
Unearned compensation	(18,958)	(14,748)
Accumulated other comprehensive loss	—	(610)
Total stockholders’ equity	1,305,128	1,232,121
Total liabilities and stockholders’ equity	$3,161,938	$3,149,462

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2004	2003

Total revenue	$911,827	$810,108
Costs and expenses:
Home construction and land sales	696,355	644,949
Selling, general and administrative	104,594	89,507
Operating income	110,878	75,652
Equity in income (loss) of unconsolidated joint ventures	(102)	557
Other income, net	2,564	1,145
Income before income taxes	113,340	77,354
Provision for income taxes	43,636	30,168
Net income	$69,704	$47,186

Weighted average number of shares:
Basic	13,432	13,281
Diluted	15,100	13,829

Net income per common share:
Basic	$5.19	$3.55
Diluted	$4.70	$3.41

Cash dividends per share	$0.10	$0.10

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$69,704	$47,186
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,493	4,014
Equity in (earnings) loss of unconsolidated joint ventures	102	(557)
Changes in operating assets and liabilities:
Decrease in accounts receivable	36,340	37,013
Increase in inventory	(245,669)	(212,671)
Increase in other assets	(16,601)	(9,755)
Decrease in trade accounts payable	(30,073)	(6,749)
Decrease in other liabilities	(15,922)	(27,794)
Other changes	1,398	3,301
Net cash used in operating activities	(196,228)	(166,012)

Cash flows from investing activities:
Capital expenditures	(3,106)	(2,161)
Investments in unconsolidated joint ventures	(21,983)	(2,321)
Distributions from unconsolidated joint ventures	1,191	2,250
Net cash used in investing activities	(23,898)	(2,232)

Cash flows from financing activities:
Repayment of other notes payable	(9,443)	—
Proceeds from 6 1/2% senior notes	—	198,100
Proceeds from stock option exercises	1,180	858
Dividends paid	(1,384)	(1,361)
Debt issuance costs	—	(458)
Net cash provided/(used) by financing activities	(9,647)	197,139

Increase (decrease) in cash and cash equivalents	(229,773)	28,895
Cash and cash equivalents at beginning of period	320,880	73,372
Cash and cash equivalents at end of period	$91,107	$102,267

Supplemental cash flow information:
Interest paid	$36,765	$26,298
Income taxes paid	$15,156	$29,421

Supplemental disclosures of non-cash activities:
Consolidated inventory not owned	$—	$15,531
Land purchased through issuance of note payable	$1,777	$8,723

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended December 31,
	2004	2003

Net income	$69,704	$47,186

Other comprehensive income:
Unrealized gain on interest rate swaps, net of related taxes	610	747

Comprehensive income	$70,314	$47,933

See Notes to Unaudited Condensed Consolidated Financial Statements.

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (“Beazer Homes” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements.  Certain items in prior period financial statements have been reclassified to conform to the current presentation.  For further information, refer to our audited consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended December 31,
	2004	2003

Net income, as reported	$69,704	$47,186

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,349	979
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,292)	(1,599)

Pro forma net income	$68,761	$46,566

Earnings per share:
Basic - as reported	$5.19	$3.55
Basic - pro forma	$5.12	$3.51

Diluted - as reported	$4.70	$3.41
Diluted - pro forma	$4.57	$3.39

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R) “Share-Based Payment”.  SFAS 123(R) requires the fair value of all share based payment transactions to be recognized in the financial statements.  As a result, upon adoption of SFAS 123(R) we will be required to recognize compensation expense for the fair value of employee stock options over the applicable vesting period.  We do not expect SFAS 123(R) to significantly change our accounting for restricted stock awards or non-employee stock awards.

SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, the fourth quarter of our fiscal 2005.  SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date (“modified prospective application”). Upon adoption, prior periods may be, but are not required to be, restated.  We expect the impact of the adoption of SFAS 123(R) to be a reduction of fourth quarter fiscal 2005 net income of approximately $800,000 assuming modified prospective application.  If we choose to restate the first three quarters of fiscal 2005 upon adoption, we expect the impact to be a further reduction of fiscal 2005 net income of approximately $2.7 million.

(3) Inventory

Inventory consists of (in thousands):

	December 31, 2004	September 30, 2004
Homes under construction	$904,874	$847,517
Development projects in progress	1,262,153	1,105,933
Unimproved land held for future development	81,127	57,563
Model homes	81,708	78,317
Consolidated inventory not owned	255,617	254,765
	$2,585,479	$2,344,095

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction.  Excluding model homes, we had 398 completed homes (valued at $73.8 million) and 345 completed homes (valued at $69.1 million) at December 31, 2004 and September 30, 2004, respectively, that were not subject to a sales contract.

Development projects in progress consist principally of land and land improvement costs.  Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

We acquire certain lots by means of option contracts.   Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Our obligation with respect to options with specific performance provisions is included on our consolidated balance sheets in other liabilities.  Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $179.6 million at December 31, 2004.  This amount includes letters of credit of approximately $34.5 million. Below is a summary of amounts, net of cash deposits, committed under all options at December 31, 2004 (in thousands):

Aggregate Exercise Price of Options
Options with specific performance	$29.8
Options without specific performance	1,876.4
Total options	$1,906.2

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

We have determined that we are the primary beneficiary of certain of these option contracts.  Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company.  Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value.  We believe that the exercise prices of our option contracts approximate their fair value.  Our consolidated balance sheets at December 31, 2004 and September 30, 2004 reflect consolidated inventory not owned of $255.6 million and $254.8 million, respectively.  Obligations related to consolidated inventory not owned totaled $213.0 million at December 31, 2004 and $219.0 million at September 30, 2004.  The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.   The above disclosures of amounts committed under options include our obligations related to consolidated inventory not owned.

(4) Investments in and Advances to Unconsolidated Joint Ventures

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

Our joint ventures typically obtain secured acquisition and development financing.  In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures.  At December 31, 2004 and September 30, 2004, we had repayment guarantees of $23.2 million and $10.0 million, respectively, and loan-to-value maintenance guarantees of $70.2 million and $56.8 million, respectively, of debt of unconsolidated joint ventures.  Repayment guarantees require us to repay our share of debt of unconsolidated joint ventures in the event the joint venture defaults on its obligations under the borrowings.  Loan-to-value maintenance guarantees require us to repay our share of the venture’s borrowings to the extent such borrowings exceed a specified percentage of the value of the property securing the loan.

(5) Interest

The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended Decmber 31,
	2004	2003

Capitalized interest in inventory, beginning of period	$44,121	$34,285
Interest incurred and capitalized	20,389	16,871
Capitalized interest amortized to cost of sales	(15,959)	(13,687)
Capitalized interest in inventory, end of period	$48,551	$37,469

(6) Earnings Per Share

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2004	2003

Basic:
Net income	$69,704	$47,186
Weighted average number of common shares outstanding	13,432	13,281
Basic earnings per share	$5.19	$3.55

Diluted:
Net income	$69,704	$47,186
Interest on convertible debt - net of taxes	1,325	—
Net income available to common shareholders	71,029	47,186
Weighted average number of common shares outstanding	13,432	13,281
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	1,166	—
Restricted stock	324	256
Options to acquire common stock	178	292
Diluted weighted average common shares outstanding	15,100	13,829
Diluted earnings per share	$4.70	$3.41

In September 2004 the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 04-8: “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”).  The consensus was ratified by the FASB in October 2004.  EITF 04-8 requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Cos”) be included in diluted earnings per share computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price.  Prior to EITF 04-8, shares issuable upon conversion of Co-Cos were generally excluded from diluted earnings per share computations until the issuer’s stock price exceeded the contingent conversion price.   EITF 04-8, which applies to our 4 5/8 % Convertible Senior Notes issued in June 2004, was effective beginning with the first quarter of our fiscal 2005.  Restatement of prior period earnings per share amounts presented for comparative purposes is required.  Our diluted earnings per share computations for the quarters ended December 31, 2004 and 2003 reflect the application of EITF 04-8.  The impact of the adoption of EITF 04-8 was to reduce diluted earnings per share by $0.30 for the quarter ended December 31, 2004.  Since our 4 5/8 % Convertible Senior Notes were not outstanding at December 31, 2003, the adoption of EITF 04-8 had no impact on previously reported diluted earnings per share for the quarter ended December 31, 2003.

(7) Long Term Debt

We have a credit facility (the “Credit Facility”) with a group of banks.  The Credit Facility includes a $550 million four-year revolving credit facility (the “Revolving Credit Facility”) and a $200 million four-year term loan (the “Term Loan”).  The Revolving Credit Facility and Term Loan mature in June 2008.  The Revolving Credit Facility and the Term Loan bear interest at a fluctuating rate (3.94% at December 31, 2004) based upon LIBOR or the alternate base rate of interest announced by our lead bank.  The Credit Facility contains various operating and financial covenants.

Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable.  At December 31, 2004, we had no borrowings outstanding, and had available borrowings of $369.4 million under the Revolving Credit Facility.

In June 2004, we issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”) in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended.  In August 2004, we filed a registration statement on Form S-3 with the SEC covering resales of the Convertible Senior Notes and the common stock issuable upon conversion.  The Convertible Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs).  Interest on the Convertible Senior Notes is payable semiannually.  The notes are convertible by holders into shares of our common stock at an initial conversion rate of 6.48 shares of Beazer Homes common stock per $1,000 principal amount (subject to adjustment for customary reasons), representing an initial conversion price of $154.32 per share of common stock.  The notes are convertible if the price of our common stock is equal to or greater than 120% of the conversion price for 20 of the last 30 consecutive trading days of a calendar quarter and under certain other circumstances as more fully described in Note 8 to our consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

We may, at our option, redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009, initially at 101.321% of the principal amount, declining to 100% of the principal amount after June 15, 2011.  Holders have the right to require us to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019 or if we undergo a fundamental change, as defined.  In each case, we will pay a purchase price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to such purchase date.

In November 2003, we issued $200 million 6 ½% Senior Notes due November 2013 (the “Original Notes”) in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended.  The Original Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs).  In May 2004 we completed an offer to exchange all of the outstanding Original Notes for an equal amount of 6 ½% Senior Notes due November 2013 (the “6 ½% Senior Notes”), which were registered under the Securities Act of 1933.  Interest on the 6 ½% Senior Notes is payable semiannually.  We may, at our option, redeem the 6 ½% Senior Notes in whole or in part at any time after November 2008, initially at 103.250% of the principal amount, declining to 100% of the principal amount after November 2011.  We may redeem the 6 ½% Senior Notes, in whole or in part, at any time before November 2008 at a redemption price equal to the principal amount thereof plus a “make-whole” premium, plus accrued and unpaid interest.  A portion of such notes may also be redeemed prior to November 2006 under certain conditions.

In April 2002, we issued $350 million 8 3/8% Senior Notes due April 2012 (the “Original Notes”) in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended.  In September 2002 we completed an offer to exchange all of the outstanding Original Notes for an equal amount of 8 3/8% Senior Notes due 2012 (the “8 3/8% Senior Notes”), which were registered under the Securities Act of 1933.  The terms of the 8 3/8% Senior Notes were substantially identical to the terms of the Original Notes.  The Original Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs).  Interest on the 8 3/8% Senior Notes is payable semiannually.  We may, at our option, redeem the 8 3/8% Senior Notes in whole or in part at any time after April 2007, initially at 104.188% of the principal amount, declining to 100% of the principal amount after April 2010.  A portion of such notes may also be redeemed prior to April 2005 under certain conditions.

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

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends.  At December 31, 2004, under the most restrictive covenants of each indenture, approximately $279.2 million of our retained earnings was available for cash dividends and for share repurchases.  Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

We are exposed to fluctuations in interest rates.  From time to time, we have entered into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates related to $100 million of floating rate debt.  At September 30, 2004, we had swap agreements to effectively fix the interest rate on

$100 million in floating rate debt.  As of September 30, 2004, we had recorded a cumulative after-tax other comprehensive loss of $610,000 as a result of the Swap Agreements.  The estimated fair value of the Swap Agreements, based on current market rates, approximated $1 million at September 30, 2004 and was included in other liabilities.  The Swap Agreements matured on December 20, 2004.

(8) Contingencies

Trinity Claims - We and certain of our subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to moisture intrusion and mold.  We have experienced a significant number of such claims in our Midwest region and particularly with respect to homes built by Trinity Homes LLC, a subsidiary which we acquired in the Crossmann acquisition in 2002.

As of December 31, 2004, there were 13 pending lawsuits related to such complaints received by Trinity.  Twelve of these involve suits by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate.  One of these suits is a class action suit that was filed in the State of Indiana in August 2003.  The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004.

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

Under the settlement, subject to Trinity’s timely performance of the specified assessments and remediation activities for homeowners who file claims, each homeowner releases Trinity, Beazer Homes Investment Corp. and other affiliated companies, including Beazer Homes, from the claims asserted in the class action lawsuit, claims arising out of external water intrusion, and claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others.  No appeals of the court’s order approving the settlement were received by the court within the timeframe established by the court.  The Company sent out the claims notices on December 17, 2004, and the class members have until February 15, 2005 to file claims.

Our warranty reserves at December 31, 2004 and September 30, 2004 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion and mold, including a provision for legal fees.  Our warranty reserves at December 31, 2004 also include accruals for class action claims received, pursuant to the settlement discussed above, from class members who had not previously contacted Trinity with complaints.  We have accrued engineering inspection costs pursuant to the settlement for all class members.  We have not accrued any additional costs related to class members who have neither contacted Trinity with complaints nor submitted class claims pursuant to the settlement because we are currently unable to estimate such costs due to the uncertainty surrounding the number of claims that will ultimately be filed and the average cost to remediate such claims.  As we receive and evaluate claims pursuant to the settlement, we will accrue our estimated costs to resolve those claims.  We expect to know substantially the number of claims that will ultimately be filed pursuant to the settlement during the second quarter of our fiscal 2005.  There are 2,161 total class members.  We have accrued remediation costs, either because Trinity received a complaint or because a class action claim was filed, for 1,037 homes included in the class.  This includes 251 class claims received after December 31, 2004, but prior to the issuance of our December 31, 2004 financial statements.

The following is a roll-forward of total complaints received as of each balance sheet date:

	Three Months Ended December 31,
	2004		2003
Complaints outstanding at beginning of year	887		415
Complaints received during the quarter	51	(1)	96
Complaints resolved during the quarter	(34)		—
Complaints outstanding at end of the quarter	904		511

(1) Excludes 251 class claims for which remediation costs were accrued at December 31, 2004, which were received after December 31, 2004, but prior to the issuance of our December 31, 2004 financial statements.

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

As of December 31, 2004 and September 30, 2004 we accrued for our estimated cost to remediate homes that we had assessed and assigned to one of the above categories, as well as our estimated cost to remediate those homes for which we had received complaints, but for which we had not yet performed assessments.  For purposes of our accrual, we assigned homes not yet assessed to categories based on our expectations about the extent of damage and trends observed from the results of assessments performed to date.

Class claims received from class members who have not previously contacted Trinity with complaints are classified as homes with no moisture damage for accrual purposes.   This is based on our belief that most homeowners whose homes have evidence of moisture damage will have contacted Trinity directly.

During fiscal 2004, we initiated a program under which we offered to repurchase a limited number of homes from specific homeowners.  As of December 31, 2004 we have repurchased a total of 54 homes, which concludes the repurchase program.  During the quarter ended December 31, 2004, we sold one of the repurchased homes.  The remaining 53 homes were acquired for an aggregate purchase price of $17.4 million.  Our accrual at December 31, 2004 includes our estimated costs to sell homes that we have repurchased, and our estimated losses on the sale of those homes.

Changes in our accrual for Trinity moisture intrusion and related mold issues during the period were as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Balance at beginning of period	$42,173	$9,200
Provisions	10,000	6,885
Payments	(6,273)	(2,071)
Balance at end of period	$45,900	$14,014

Our accruals at December 31, 2004 and September 30, 2004 represent our best estimates of the costs to resolve all asserted complaints.  Actual costs to assess and remediate homes in each category, the extent of damage to homes not yet assessed, our estimates of costs to sell repurchased homes, and our losses on such sales could differ from our estimates.  As a result, the costs to resolve existing complaints could differ from our recorded accruals and have a material adverse effect on our net income in the periods in which the matters are resolved.   Additionally, it is reasonably possible that we will incur additional losses related to these matters, including additional losses related to homes for which we have not yet received complaints or class action claims.  However, the amount or range of such losses cannot be determined at this time.

Warranty Reserves - We provide a limited warranty (ranging from one to two years) of workmanship and materials with each of our homes. Such warranty covers defects in plumbing, electrical, heating, cooling and ventilating systems and construction defects. In addition, we provide a warranty (ranging from a minimum of ten years up to the period covered by the applicable statute of repose) with each of our homes, covering construction defects only. Since we subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors.

As noted above, our warranty reserves at December 31, 2004 and September 30, 2004 include accruals for Trinity moisture intrusion and related mold issues.  Warranty reserves are included in accrued expenses in the consolidated financial statements.  We record reserves covering our anticipated warranty expense for each home closed.  Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly.  While we believe that our warranty reserves are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

Changes in our warranty reserves, which include amounts related to the Trinity moisture intrusion and mold issues discussed above,  during the period are as follows (in thousands):

	Three months ended Decmeber 31,
	2004	2003
Balance at beginning of period	$86,163	$40,473
Provisions	18,315	15,887
Payments	(10,847)	(8,421)
Balance at end of period	$93,631	$47,939

Other Contingencies - We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions.  In our opinion, except as discussed above, the ultimate resolution of these matters will not have a material adverse effect on our financial condition or results of operations.

(9)  Stock Split

Our Board of Directors has authorized a 3-for-1 split of Beazer Homes common stock in the form of a stock dividend. The stock split is contingent on stockholder approval of an increase in the number of shares the Company is authorized to issue under its certificate of incorporation.

Stockholders will be asked to vote on an amendment to the Company’s certificate of incorporation to increase the number of authorized common shares from 30 million shares to 80 million shares at the Company’s annual meeting of stockholders, currently scheduled for February 3, 2005. If Beazer Homes receives the requisite votes to increase the number of authorized shares, the Board of Directors will determine a record date and distribution date for the stock dividend.

The Board of Directors currently intends to continue paying an annual cash dividend of $0.40 per share following the stock split, effectively tripling the annual dividend.  The Company’s dividend policy will continue to be subject to review by the Board of Directors from time to time.

(10)  Supplemental Guarantor Information

As discussed in Note 7, Beazer Homes’ obligations to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of its subsidiaries.  The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc.  The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

Beazer Homes USA, Inc.

Condensed Consolidating Balance Sheet

December 31, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$158,592	$(67,664)	$179	$—	$91,107
Accounts receivable	—	33,298	936	—	34,234
Owned Inventory	—	2,325,432	—	4,430	2,329,862
Consolidated inventory not owned	—	255,617	—	—	255,617
Investments in unconsolidated joint ventures	—	65,438	—	—	65,438
Deferred tax asset	46,680	18	—	—	46,698
Property, plant and equipment, net	—	24,939	—	—	24,939
Goodwill	—	251,603	—	—	251,603
Investments in subsidiaries	1,545,226	—	—	(1,545,226)	—
Intercompany	660,547	(662,962)	2,415	—	—
Other assets	18,655	35,197	8,588	—	62,440
Total Assets	$2,429,700	$2,260,916	$12,118	$(1,540,796)	$3,161,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$93,144	$70	$—	$93,214
Other liabilities	11,504	395,795	11,341	1,706	420,346
Intercompany	(2,646)	—	2,646	—	—
Obligations related to consolidated inventory not owned	—	212,980	—	—	212,980
Term Loan	200,000	—	—	—	200,000
Senior notes	915,714	—	—	—	915,714
Other notes payable	—	14,556	—	—	14,556
Total Liabilities	1,124,572	716,475	14,057	1,706	1,856,810

Stockholders’ Equity	1,305,128	1,544,441	(1,939)	(1,542,502)	1,305,128

Total Liabilities and Stockholders’ Equity	$2,429,700	$2,260,916	$12,118	$(1,540,796)	$3,161,938

Beazer Homes USA, Inc.

Condensed Consolidating Balance Sheet

September 30, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$392,110	$(71,569)	$339	$—	$320,880
Accounts receivable	—	70,237	337	—	70,574
Owned inventory	—	2,079,494	—	9,836	2,089,330
Consolidated inventory not owned	—	254,765	—	—	254,765
Investment in unconsolidated joint ventures	—	44,748	—	—	44,748
Deferred tax asset	47,052	—	—	—	47,052
Property, plant and equipment, net	—	24,671	—	—	24,671
Goodwill	—	251,603	—	—	251,603
Investments in subsidiaries	1,468,078	—	—	(1,468,078)	—
Intercompany	566,216	(583,038)	16,822	—	—
Other assets	19,432	17,881	8,526	—	45,839
Total Assets	$2,492,888	$2,088,792	$26,024	$(1,458,242)	$3,149,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$123,174	$113	$—	$123,287
Other liabilities	146,473	276,242	11,057	3,836	437,608
Intercompany	(1,043)	—	1,043	—	—
Obligations related to consolidated inventory not owned	—	219,042	—	—	219,042
Term Loan	200,000	—	—	—	200,000
Senior Notes	915,337	—	—	—	915,337
Other notes payable	—	22,067	—	—	22,067
Total Liabilities	1,260,767	640,525	12,213	3,836	1,917,341

Stockholders’ Equity	1,232,121	1,448,267	13,811	(1,462,078)	1,232,121

Total Liabilities and Stockholders’ Equity	$2,492,888	$2,088,792	$26,024	$(1,458,242)	$3,149,462

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Income

Three Months Ended December 31, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$910,214	$1,613	$—	$911,827

Costs and expenses:
Home construction and land sales	20,389	680,396	—	(4,430)	696,355
Selling, general and administrative	—	104,172	422	—	104,594

Operating income (loss)	(20,389)	125,646	1,191	4,430	110,878
Equity in loss of unconsolidated joint ventures	—	(102)	—	—	(102)
Other income, net	—	2,564	—	—	2,564
Income (loss) before income taxes	(20,389)	128,108	1,191	4,430	113,340
Provision for income taxes	(7,850)	49,322	459	1,706	43,636
Equity in income of subsidiaries	82,243			(82,243)	—
Net income	$69,704	$78,786	$732	$(79,519)	$69,704

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Income

Three Months Ended December 31, 2003

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$808,112	$1,996	$—	$810,108

Costs and expenses:
Home construction and land sales	16,871	631,262	—	(3,184)	644,949
Selling, general and administrative	—	88,727	780	—	89,507

Operating income (loss)	(16,871)	88,123	1,216	3,184	75,652
Equity in income of unconsolidated joint ventures		557			557
Other income, net	—	1,145	—	—	1,145
Income (loss) before income taxes	(16,871)	89,825	1,216	3,184	77,354
Provision for income taxes	(6,580)	35,032	474	1,242	30,168
Equity in income of subsidiaries	57,477	—	—	(57,477)	—
Net income	$47,186	$54,793	$742	$(55,535)	$47,186

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended December 31, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Net cash provided/(used) by operating activities	$17,210	$(229,635)	$16,197	$—	$(196,228)

Cash flows from investing activities:
Capital expenditures	—	(3,106)	—	—	(3,106)
Investments in unconsolidated joint ventures	—	(21,983)	—	—	(21,983)
Distributions from unconsolidated joint ventures	—	1,191	—	—	1,191
Net cash used by investing activities	—	(23,898)	—	—	(23,898)

Cash flows from financing activities:
Repayment of other notes payable	—	(9,443)	—	—	(9,443)
Proceeds from stock option exercises	1,180	—	—	—	1,180
Advances to/from subsidiaries	(250,524)	266,881	(16,357)	—	—
Dividends paid	(1,384)	—	—	—	(1,384)
Net cash provided/(used) by financing activities	(250,728)	257,438	(16,357)	—	(9,647)
Increase (decrease) in cash and cash equivalents	(233,518)	3,905	(160)	—	(229,773)
Cash and cash equivalents at beginning of period	392,110	(71,569)	339	—	320,880
Cash and cash equivalents at end of period	$158,592	$(67,664)	$179	$—	$91,107

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended December 31, 2003

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Net cash provided/(used) by operating activities	$(11,728)	$(154,662)	$378	$—	$(166,012)

Cash flows from investing activities:
Capital expenditures	—	(2,161)	—	—	(2,161)
Investments in unconsolidated joint ventures		(2,321)			(2,321)
Distributions from unconsolidated joint ventures	—	2,250	—	—	2,250
Net cash used by investing activities	—	(2,232)	—	—	(2,232)

Cash flows from financing activities:
Proceeds from issuance of 6 1/2% Senior Notes	198,100	—	—	—	198,100
Advances to/from subsidiaries	(145,788)	146,065	(277)	—	—
Debt issuance costs	(458)	—	—	—	(458)
Proceeds from stock option exercises	858	—	—	—	858
Dividends paid	(1,361)	—	—	—	(1,361)
Net cash provided/(used) by financing activities	51,351	146,065	(277)	—	197,139
Increase (decrease) in cash and cash equivalents	39,623	(10,829)	101	—	28,895
Cash and cash equivalents at beginning of period	110,754	(40,079)	2,697	—	73,372
Cash and cash equivalents at end of period	$150,377	$(50,908)	$2,798	$—	$102,267

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:

Homebuilding:  We design, sell and build single-family homes in the following regions and states:

Southeast

West

Central

Mid-Atlantic

Midwest

Florida

Arizona

Texas

Maryland / Delaware

Indiana

Georgia

California

New Jersey

Kentucky

Mississippi	Colorado	Pennsylvania	Ohio
North Carolina	Nevada	Virginia / West Virginia
South Carolina
Tennessee

We intend, subject to market conditions, to expand in our current markets and to consider entering new markets either through expansion from existing markets or through acquisitions of established regional homebuilders.  We seek to be one of the five largest builders in each of the markets that we serve.

We design our homes at various price points to appeal to homebuyers across various demographic segments.  Our objective is to provide our customers at each price-point with homes that incorporate exceptional value and quality while seeking to maximize our return on invested capital. To achieve this objective, we have developed a business strategy which focuses on the following elements:

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

Leverage Size, Scale and Capabilities to Achieve Optimal Efficiencies.  The Company has implemented specific profitability initiatives which focus on leveraging our size, scale and capabilities in order to achieve enhanced gross profit and operating profit margins.  These initiatives include:

•                        leveraging our size to create economies of scale in purchasing and construction;

•                        standardizing best practices and product designs;

•                        using branding and increased market penetration to maximize efficiency of land use; and

•                        leveraging our fixed cost infrastructure by increasing depth and breadth in markets where we have an established presence.

Quality Homes at Various Price-Points to Meet the Needs of Increasingly Diverse Homebuyers.  We seek to maximize customer satisfaction by offering homes which incorporate quality materials, distinctive design features, convenient locations and competitive prices.  During the first quarter of fiscal year 2005, the average sales price of our homes closed was approximately $252,600.  Our product strategy entails addressing the needs of an increasingly diverse profile of buyers as evidenced by demographic trends including, among others, increased immigration, changing profiles of households, the aging of the baby-boomers, and the rise of the echo-boomers (children of the baby-boomers) into the ranks of homeownership.  Our product offering is broken down into the following product categories:

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

In addition, we also offer homes to the ‘active-adult’ segment which are targeted to buyers over 55 years of age, in communities with special amenities.  We offer these homes within the Economy, Value and Style categories described above.  Within each product category, we seek to provide exceptional value and to ensure an enjoyable customer experience.

Additional Products and Services for Homebuyers.  In order to maximize our profitability and provide our customers with the additional products and services that they desire, we have incorporated design centers and mortgage origination operations into our business.  Recognizing that our customers want to choose certain components of their new home, we offer limited customization through the use of design studios in most of our markets.  These design studios allow the customer to select certain non-structural customizations for their homes such as cabinetry, flooring, fixtures, appliances and wall coverings.  Additionally, recognizing the homebuyer’s desire to simplify the financing process, we originate mortgages on behalf of our customers through our subsidiary Beazer Mortgage Corporation, or Beazer Mortgage. Beazer Mortgage originates, processes and brokers mortgages to third party investors. Beazer Mortgage generally does not retain or service the mortgages that it brokers. We also provide title services to our customers in many of our markets.

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

Goodwill

We test goodwill for impairment annually or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our operating divisions is considered a reporting unit. The fair value of each reporting unit is determined based on expected discounted future cash flows.   If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired.  If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill.  We performed our most recent annual impairment test of goodwill as of April 30, 2004.   For purposes of our annual goodwill impairment test, we obtained independent valuations of our reporting units.  Based on comparison of those independent valuations to the carrying values of our reporting units at April 30, 2004, we determined that goodwill was not impaired.

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

While we believe that no impairment existed as of December 31, 2004, there can be no assurances that future economic or financial developments, including general interest rate increases or poor performance in either the national economy or individual local economies, might not lead to impairment of goodwill prospectively.

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

Warranty reserves are included in accrued expenses in the consolidated financial statements.  We record reserves covering our anticipated warranty expense for each home closed.  Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly.  Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future.  Our warranty reserves at December 31, 2004 and September 30, 2004 include accruals for certain moisture intrusion issues.  Our estimation process for such accruals is discussed in Note 8 to the Condensed Consolidated Financial Statements.  While we believe that our warranty reserves at December 31, 2004 are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

RESULTS OF OPERATIONS:

The following presents certain operating and financial data for Beazer Homes (dollars in thousands):

	Three Months Ended December 31,
	2004		2003
		%
	Amount	Change	Amount
Number of new orders, net of cancellations:
Southeast region	1,191	14.2%	1,043
West region	1,329	(8.6)	1,454
Central region	237	28.1	185
Mid-Atlantic region	507	60.4	316
Midwest region	281	(8.2)	306
Total	3,545	7.3	3,304

Number of closings:
Southeast region	1,239	(1.4)%	1,257
West region	1,192	(1.8)	1,214
Central region	190	(20.8)	240
Mid-Atlantic region	370	16.4	318
Midwest region	583	0.7	579
Total	3,574	(0.9)	3,608

Total homebuilding revenue:
Southeast region	$236,258	6.2%	$222,512
West region	417,489	21.0	345,120
Central region	31,843	(12.8)	36,513
Mid-Atlantic region	128,671	28.4	100,209
Midwest region	88,613	3.3	85,784
Total	$902,874	14.3	$790,138

Average sales price per home closed:
Southeast region	$190.7	7.7%	$177.0
West region	350.2	23.2	284.3
Central region	167.6	10.2	152.1
Mid-Atlantic region	347.8	10.4	315.1
Midwest region	152.0	2.6	148.2
Company average	252.6	15.3	219.0

	December 31,
	2004		2003
		%
	Amount	Change	Amount

Backlog units at end of period:
Southeast region	2,581	22.5%	2,107
West region	3,277	29.7	2,527
Central region	476	39.6	341
Mid-Atlantic region	1,184	6.2	1,115
Midwest region	909	(11.9)	1,032
Total	8,427	18.3	7,122

Aggregate sales value of homes in backlog at end of period:	$2,350,457	42.3%	$1,651,319

Number of active subdivisions at end of period:
Southeast region	170	(4.5)%	178
West region	107	1.9	105
Central region	46	15.0	40
Mid-Atlantic region	57	18.8	48
Midwest region	128	(5.2)	135
Total	508	0.4	506

New Orders and Backlog: New orders increased by 7.3% during the three month period ended December 31, 2004, compared to the same period in the prior year.  The growth in new home orders for the quarter resulted from increases in the Company’s Southeast, Central and Mid-Atlantic regions.  Order growth in the Southeast was driven by increases in Florida, Georgia, Tennessee and parts of the Carolinas, while orders were up in all markets in the Central and Mid-Atlantic regions.  This growth was partially offset by lower orders in the Midwest region, the West region, notably Northern California and Nevada, and Charlotte.

The aggregate dollar value of homes in backlog at December 31, 2004 increased 42.3% from December 31, 2003, reflecting an 18.3% increase in the number of homes in backlog and a 20.3% increase in the average price of homes in backlog, from $231,900 at December 31, 2003 to $278,900 at December 31, 2004.  The increase in the number of homes in backlog is driven primarily by strong order trends in our Mid-Atlantic and Central regions and parts of our Southeast region.  The increase in average price of homes in backlog is due to our ability to raise prices in most of our markets, particularly in our West and Mid-Atlantic regions, as well as a greater proportion of backlog in our West region, where prices are generally higher compared to other regions, and a lower proportion of backlog in our Midwest region, where prices are generally lower.

Performance in our Midwest and Charlotte markets continues to be disappointing.  In our Midwest region, new orders were down 8.2% for the quarter ended December 31, 2004, as compared to the quarter ended December 31, 2003.  Backlog units and dollar value at December 31, 2004 were down 11.9% and 9.9%, respectively at December 31, 2004 as compared to December 31, 2003.  Soft economic conditions in these markets and a high degree of competition, particularly at entry level price points, continue to adversely impact results.

The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (in thousands):

	Three Months Ended December 31,
	2004	2003
Details of revenues and certain expenses:
Revenues:
Home sales (1)	$902,874	$793,297
Land and lot sales	1,215	7,735
Mortgage origination revenue	10,854	12,146
Intercompany elimination - mortgage	(3,116)	(3,070)
Total revenue	$911,827	$810,108

Cost of home construction and land sales:
Home sales (1)	$698,299	$640,117
Land and lot sales	1,172	7,902
Intercompany elimination - mortgage	(3,116)	(3,070)
Total cost of home construction and land sales	$696,355	$644,949

Selling, general and administrative:
Homebuilding operations	$96,813	$82,113
Mortgage origination operations	7,781	7,394
Total selling, general and administrative	$104,594	$89,507

Certain items as a percentage of revenues:
As a percentage of total revenue:
Costs of home construction and land sales	76.4%	79.6%
Selling, general and administrative:
Homebuilding operations	10.6%	10.1%
Mortgage operations	0.9%	0.9%

As a percentage of home sales revenue:
Costs of home construction	77.3%	80.7%

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

Revenues: Revenues increased by 12.6% for the three months ended December 31, 2004 compared to the same period in the prior year.  Homes closed decreased by 0.9% while the average sales price of homes closed increased by 15.3%.  Home closings increased in the Company’s Mid-Atlantic regions and in parts of the Southeast, notably Georgia, Tennessee and parts of Florida.  Closings in our Mid-Atlantic region were positively impacted by closings of affordable housing units built through governmental programs.  These increases were partially offset by declines in Nevada and Arizona in the West region, and parts of Florida and the Carolinas that continue to be impacted by production delays associated with hurricane activity in the previous quarter.  Average sales price increased in all regions due primarily to strong demand and constraints on the supply of available housing in many of our markets.  Prices increased most significantly in our West region, and particularly in California.  Significant price increases in our Mid-Atlantic region were somewhat offset by closings of affordable housing units as discussed above.

Cost of Home Construction: The cost of home construction as a percentage of home sales decreased by 340 basis points for the three month period ended December 31, 2004, compared to the same period of the prior year.   The decrease was driven by the execution of profit improvement and price point diversification initiatives and a strong pricing environment in several markets.  These results include warranty costs associated with construction defect claims from water intrusion at Trinity Homes LLC of $10.0 million, compared to $6.9 million in the same period a year ago.  For further discussion of these additional warranty expenses, please refer to Note 8 of the condensed consolidated financial statements.

Selling, General and Administrative Expense: Our selling, general and administrative (“SG&A”) expense as a percentage of total revenues for the three months ended December 31, 2004 increased by 50 basis points compared to the same period of the prior year.

Income Taxes:  Our effective income tax rate was 38.5% for the three month period ended December 31, 2004 and 39.0% for the three month period ended December 31, 2003.

Recent Accounting Pronouncements:

In September 2004 the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 04-8: “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”).  The consensus was ratified by the FASB in October 2004.  EITF 04-8 requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Co”s) be included in diluted earnings per share computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price.  Prior to EITF 04-8, shares issuable upon conversion of Co-Cos were generally excluded from diluted earnings per share computations until the issuer’s stock price exceeded the contingent conversion price.   EITF 04-8, which applies to our 4 5/8 % Convertible Senior Notes issued in June 2004, is effective for reporting periods ending on or after December 15, 2004, the first quarter of fiscal 2005.  Restatement of prior period earnings per share amounts presented for comparative purposes will is required.  Our diluted earning per share computations for the quarters ended December 31, 2004 and 2003 reflect the application of EITF 04-8.  The impact of the adoption of EITF 04-8 was to reduce diluted earnings per share by $0.30 for the quarter ended December 31, 2004.  Since our 4 5/8 % Convertible Senior Notes were not outstanding at December 31, 2003, the adoption of EITF 04-8 had no impact on previously reported diluted earnings per share for the quarter ended December 31, 2003.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R) “Share-Based Payment”.  SFAS 123(R) requires the fair value of all share based payment transactions to be recognized in the financial statements.  As a result, upon adoption of SFAS 123(R) we will be required to recognize compensation expense for the fair value of employee stock options over the applicable vesting period.  We do not expect SFAS 123(R) to significantly change our accounting for restricted stock awards or non-employee stock awards.

SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, the fourth quarter of our fiscal 2005.  SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date (“modified prospective application”). Upon adoption, prior periods may be, but are not required to be, restated.  We expect the impact of the adoption of SFAS 123(R) to be a reduction of fourth quarter fiscal 2005 net income of approximately $800,000 assuming modified prospective application.  If we choose to restate the first three quarters of fiscal 2005 upon adoption, we expect the impact to be a further reduction of fiscal 2005 net income of approximately $2.7 million.

FINANCIAL CONDITION AND LIQUIDITY:

At December 31, 2004, we had cash of $91.1 million, compared to $320.9 million at September 30, 2004.  Cash was used primarily to fund inventory purchases and investments in joint ventures.  Our net cash used in operating activities for the three months ended December 31, 2004 was $196.2 million, as cash generated from operating profits and collections of accounts receivable was offset by increases in inventory and other assets and decreased accounts payable and other liabilities.  Net cash used in investing activities, primarily for investments in unconsolidated joint ventures to support our land acquisition strategy, was $23.9 million for the three months ended December 31, 2004.  Net cash used by financing activities was $9.6 million for the three months ended December 31, 2004.

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

We have a credit facility (the “Credit Facility”) with a group of banks.  The Credit Facility includes a $550 million four-year revolving credit facility (the “Revolving Credit Facility”) and a $200 million four-year term loan (the “Term Loan”).  The Revolving Credit Facility and Term Loan mature in June 2008.  The Revolving Credit Facility and the Term Loan bear interest at a fluctuating rate (3.94% at December 31, 2004) based upon LIBOR or the alternate base rate of interest announced by our lead bank.  The Credit Facility contains various operating and financial covenants.  Each of our significant subsidiaries is a guarantor under the Credit Facility.

Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable.  At December 31, 2004, we had no borrowings outstanding, and had available borrowings of $369.4 million under the Revolving Credit Facility.

In June 2004, we issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”) in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended.  In August 2004, we filed a registration statement on Form S-3 with the SEC covering resales of the Convertible Senior Notes and the common stock issuable upon conversion.  The Convertible Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs).  Interest on the Convertible Senior Notes is payable semiannually.  The notes are convertible by holders into shares of our common stock at an initial conversion rate of 6.48 shares of Beazer Homes common stock per $1,000 principal amount (subject to adjustment for customary reasons), representing an initial conversion price of $154.32 per share of common stock.  The notes are convertible if the price of our common stock is equal to or greater than 120% of the conversion price for 20 of the last 30 consecutive trading days of a calendar quarter and under certain other circumstances as more fully described in Note 8 to our consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

We may, at our option, redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009, initially at 101.321% of the principal amount, declining to 100% of the principal amount after June 15, 2011.  Holders have the right to require us to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019 or if we undergo a fundamental change, as defined.  In each case, we will pay a purchase price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to such purchase date.

In November 2003, we issued $200 million 6 ½% Senior Notes due November 2013 (the “Original Notes”) in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended.  The Original Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs).  In May 2004 we completed an offer to exchange all of the outstanding Original Notes for an equal amount of 6 ½% Senior Notes due November 2013 (the “6 ½% Senior Notes”), which were registered under the Securities Act of 1933.  Interest on the 6 ½% Senior Notes is payable semiannually.  We may, at our option, redeem the 6 ½% Senior Notes in whole or in part at any time after November 2008, initially at 103.250% of the principal amount, declining to 100% of the principal amount after November 2011.  We may redeem the 6 ½% Senior Notes, in whole or in part, at any time before November 2008 at a redemption price equal to the principal amount thereof plus a “make-whole” premium, plus accrued and unpaid interest.  A portion of such notes may also be redeemed prior to November 2006 under certain conditions.

In April 2002, we issued $350 million 8 3/8% Senior Notes due April 2012 (the “Original Notes”) in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended.  In September 2002 we completed an offer to exchange all of the outstanding Original Notes for an equal amount of 8 3/8% Senior Notes due 2012 (the “8 3/8% Senior Notes”), which were registered under the Securities Act of 1933.  The terms of the 8 3/8% Senior Notes were substantially identical to the terms of the Original Notes.  The Original Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs).  Interest on the 8 3/8% Senior Notes is payable semiannually.  We may, at our option, redeem the 8 3/8% Senior Notes in whole or in part at any time after April 2007, initially at 104.188% of the principal amount, declining to 100% of the principal amount after April 2010.  A portion of such notes may also be redeemed prior to April 2005 under certain conditions.

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

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends.  At December 31, 2004, under the most restrictive covenants of each indenture, approximately $279.2 million of our retained earnings was available for cash dividends and for share repurchases.  Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

Our long term debt and other contractual obligations (principally operating leases) are further described in notes 7, 8 and 10 to our consolidated financial statements which appear in our Annual Report on Form 10-K for the year ended September 30, 2004.

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

Our Board of Directors has authorized a 3-for-1 split of Beazer Homes common stock in the form of a stock dividend. The stock split is contingent on stockholder approval of an increase in the number of shares the Company is authorized to issue under its certificate of incorporation.

Stockholders will be asked to vote on an amendment to the Company’s certificate of incorporation to increase the number of authorized common shares from 30 million shares to 80 million shares at the Company’s annual meeting of stockholders, currently scheduled for February 3, 2005. If Beazer Homes receives the requisite votes to increase the number of authorized shares, the Board of Directors will determine a record date and distribution date for the stock dividend.  The Board of Directors currently intends to continue paying an annual cash dividend of $0.40 per share following the stock split, effectively tripling the annual dividend.  The Company’s dividend policy will continue to be subject to review by the Board of Directors from time to time.

We believe that our cash and cash equivalents on hand and current borrowing capacity, together with anticipated cash flows from operations, is sufficient to meet liquidity needs for the foreseeable future.  There can be no assurance, however, that amounts available in the future from our sources of liquidity will be sufficient to meet future capital needs.  The amount and types of indebtedness that we may incur may be limited by the terms of the indentures governing our Senior Notes and our Term Loan and Revolving Credit Facility.  We continually evaluate expansion opportunities through acquisition of established regional homebuilders and such opportunities may require us to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

OFF-BALANCE SHEET ARRANGEMENTS:

We acquire certain lots by means of option contracts.   Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Our obligation with respect to options with specific performance provisions is included on our consolidated balance sheets in other liabilities.  Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $179.6 million at December 31, 2004.  This amount includes letters of credit of approximately $34.5 million. Below is a summary of amounts, net of cash deposits, committed under all options at December 31, 2004 (in thousands):

Aggregate Exercise Price of Options
Options with specific performance	$29.8
Options without specific performance	1,876.4
Total options	$1,906.2

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

We have determined that we are the primary beneficiary of certain of these option contracts.  Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company.  Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value.  We believe that the exercise prices of our option contracts approximate their fair value.  Our consolidated balance sheets at December 31, 2004 and September 30, 2004 reflect consolidated inventory not owned of $255.6 million and $254.8 million, respectively.  Obligations related to consolidated inventory not owned totaled $213.0 at December 31, 2004 and $219.0 million at September 30, 2004.  The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

We participate in a number of land development joint ventures in which we have less than a controlling interest.  We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers and other homebuilders to develop finished lots for sale to the joint venture’s members and other third parties.  We account for our interest in these joint ventures under the equity method.  Our consolidated balance sheets include investments in joint ventures totaling $65.4 million and $44.7 million at December 31, 2004 and September 30, 2004 respectively.

Our joint ventures typically obtain secured acquisition and development financing.  In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures.  At December 31, 2004 and September 30, 2004, we had repayment guarantees of $23.2 million and $10.0 million, respectively, and loan-to-value maintenance guarantees of $70.2 million and $56.8 million, respectively, of debt of unconsolidated joint ventures.  Repayment guarantees require us to repay our share of debt of unconsolidated joint ventures in the event the joint venture defaults on its obligations under the borrowings.  Loan-to-value maintenance guarantees require us to repay our share of the venture’s borrowings to the extent such borrowings exceed a specified percentage of the value of the property securing the loan.

There have been no material changes to our aggregate contractual commitments as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2004.

OUTLOOK:

Our strong backlog coupled with expectations of continued strength in the housing market give us confidence in our future growth opportunities.  In addition, we expect continued execution on strategic initiatives that utilize our size, scale and capabilities to continue to achieve greater profitability and increased market penetration through focused product expansion, price point diversification and by leveraging our national brand.  Our outlook contemplates continued strength in our core markets and the absence of further deterioration in the results and prospects of the Midwest and Charlotte markets.  We reiterate our outlook for fiscal 2005 diluted earnings per share of $20.00 - $21.00 per share absent any unanticipated adverse changes.

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

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence if unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a number of market risks in the ordinary course of business.  Our primary market risk exposure for financial instruments relates to fluctuations in interest rates.  We do not believe our exposure in this area is material to cash flows or earnings.  From time to time, we have entered into interest rate swap agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to floating rate debt.  We do not enter into or hold derivatives for trading or speculative purposes.  As of December 31, 2004, we have a total of $200 million of floating rate debt outstanding, and we are not a party to any interest rate swap agreements.

Item 4.  Controls and Procedures

As of December 31, 2004, the end of the period covered by this report on Form 10-Q, an evaluation was performed under the supervision and with the participation of Beazer Homes’ management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, Beazer Homes’ management, including the CEO and CFO, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.  No changes in Beazer Homes’ internal control over financial reporting were identified during the evaluation described above that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of December 31, 2004, our subsidiary, Trinity Homes LLC, had received 1,030 construction defect and warranty complaints related to moisture intrusion and mold.  As of December 31, 2004, there were thirteen pending lawsuits related to these complaints.  One of these suits, Christopher J. Colon and Mary A. Colon v. Trinity Homes LLC and Beazer Homes Investment Corp. (formerly filed as Gary Harmon and Sheri Harmon v. Trinity Homes LLC and Beazer Homes Investment Corp.) is a class action suit that was filed in Hamilton County Superior Court in the State of Indiana on August 19, 2003 against Trinity and Beazer Homes Investment Corp., another one of our subsidiaries and Trinity’s parent.  As part of that case, the plaintiffs asserted that Trinity and Beazer Homes Investment Corp. violated applicable building codes.    The parties in the class action engaged in a series of mediation conferences which resulted in a settlement among the parties. The Court approved the settlement agreement on October 20, 2004.

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

The settlement agreement establishes an agreed protocol and process for assessment and remediation of any external water intrusion issues at the homes which includes, among other things, that the homes will be repaired at Trinity’s expense. A licensed engineering firm working on behalf of the homeowners will be allowed to review the plan for the remediation of each home as well as the performance of the repair work.  The settlement establishes a time frame within which the work must be completed and provides a Dispute Resolution Panel to resolve disputes between any homeowner and Trinity concerning both the plan to remediate the home and the performance of the work.

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

There was a 30 day timeframe, which ended on November 19, 2004, to appeal the Court’s order approving the settlement.  No appeals were received by the Court within the timeframe established.  The Company distributed the claims notices on December 17, 2004, and the class members have until February 15, 2005 to file claims.

In November 2003, Beazer Homes received a request for information from the United States Environmental Protection Agency (the “EPA”) pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain projects undertaken since December 1998.  Beazer Homes identified 381 projects within this category and the EPA sought specific information concerning 71 of them and is conducting site inspections on certain others.  As of December 31, 2004, the EPA or an equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance for 20 of the sites.  The Administrative Orders provide mandatory compliance schedules to address the alleged deficiencies in storm water management practices, but do not impose any monetary penalties.  The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated.  Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

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

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

10.1*	Employment Agreement dated as of January 1, 2005 for Fred Fratto
31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley of 2002
31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Represents a management contract or compensatory plan or arrangement.

(b)                                 Reports on Form 8-K:

On October 26, 2004 we filed a report on Form 8-K announcing under Item 8.01 the approval of a settlement agreement in the class action suit, Gary Harmon and Sheri Harmon v. Trinity Homes LLC and Beazer Homes Investment Corp.

On November 5, 2004 we furnished a report on Form 8-K announcing under Item 2.02 our earnings and results of operations for the quarterly and annual periods ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.

Date:	January 27, 2005	By:	/s/ James O’Leary
		Name:	James O’Leary
Executive Vice President and
Chief Financial Officer