Form 10-Q
period 2005-03-31
BEAZER HOMES USA INC
filed 2005-04-28
CIK 915840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☒	NO	☐

Class	Outstanding at April 20, 2005

Common Stock, $0.001 par value	41,551,361 shares

BEAZER HOMES USA, INC.

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

Unaudited Condensed Consolidated Balance Sheets, March 31, 2005 and September 30, 2004

Unaudited Condensed Consolidated Statements of Operations, Three and Six Months Ended March 31, 2005 and 2004

Unaudited Condensed Consolidated Statements of Cash Flows, Six Months Ended March 31, 2005 and 2004

Unaudited Consolidated Statements of Comprehensive (Loss) Income, Three and Six Months Ended March 31, 2005 and 2004

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

SIGNATURES

Part I. Financial Information

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2005	September 30, 2004

ASSETS
Cash and cash equivalents	$15,930	$320,880
Accounts receivable	74,505	70,574
Inventory
Owned inventory	2,532,378	2,089,330
Consolidated inventory not owned	182,813	254,765
Total inventory	2,715,191	2,344,095
Investments in and advances to unconsolidated joint ventures	76,638	44,748
Deferred tax asset	46,698	47,052
Property, plant and equipment, net	25,514	24,671
Goodwill	121,368	251,603
Other assets	55,305	45,839
Total assets	$3,131,149	$3,149,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$132,703	$123,287
Other payables and accrued liabilities	480,069	437,608
Obligations related to consolidated inventory not owned	147,928	219,042
Term loan	200,000	200,000
Senior notes (net of discount of $13,910 and $14,663 respectively)	916,090	915,337
Other notes payable	34,700	22,067
Total liabilities	1,911,490	1,917,341

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.001 and $.01 per share, 80,000,000 shares authorized, 41,551,361 and 53,605,047 issued and 41,551,361 and 41,191,419 outstanding, respectively)	42	536
Paid-in capital	514,625	593,392
Retained earnings	721,522	741,701
Treasury stock (0 and 12,413,628 shares)	—	(88,150)
Unearned compensation	(16,530)	(14,748)
Accumulated other comprehensive loss	—	(610)
Total stockholders’ equity	1,219,659	1,232,121
Total liabilities and stockholders’ equity	$3,131,149	$3,149,462

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Total revenue	$976,248	$876,581	$1,888,075	$1,686,689
Costs and expenses:
Home construction and land sales	796,057	699,020	1,492,412	1,343,969
Selling, general and administrative	108,070	99,717	212,664	189,224
Goodwill impairment charge	130,235	—	130,235	—
Operating (loss) income	(58,114)	77,844	52,764	153,496
Equity in income of unconsolidated joint ventures	301	378	199	935
Other income, net	1,436	1,872	4,000	3,017
(Loss) Income before income taxes	(56,377)	80,094	56,963	157,448
Provision for income taxes	27,967	31,236	71,603	61,404
Net (loss) income	$(84,344)	$48,858	$(14,640)	$96,044

Weighted average number of shares:
Basic (1)	40,409	39,993	40,352	39,918
Diluted (1)	40,409	41,595	40,352	41,538

Net (loss) income per common share:
Basic (1)	$(2.09)	$1.22	$(0.36)	$2.41
Diluted (1)	$(2.09)	$1.17	$(0.36)	$2.31

Cash dividends per share (1)	$0.10	$0.03	$0.13	$0.06

(1)          Share and per share amounts for prior periods have been retroactively adjusted to reflect the effect of the Company’s March 2005 three-for-one stock split.

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(14,640)	$96,044
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	9,635	8,035
Equity in earnings of unconsolidated joint ventures	(199)	(935)
Goodwill impairment charge	130,235	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,931)	24,028
Increase in inventory	(420,134)	(333,772)
Increase in other assets	(9,468)	(11,451)
Increase in trade accounts payable	9,416	28,193
Increase in other liabilities	43,803	11,741
Other changes	1,694	1,521
Net cash used in operating activities	(253,589)	(176,596)

Cash flows from investing activities:
Capital expenditures	(5,968)	(3,926)
Investments in unconsolidated joint ventures	(40,483)	(3,116)
Distributions from unconsolidated joint ventures	8,792	3,183
Net cash used in investing activities	(37,659)	(3,859)

Cash flows from financing activities:
Repayment of other notes payable	(9,443)	—
Proceeds from 6 1/2% senior notes	—	198,100
Proceeds from stock option exercises	1,280	1,728
Dividends paid	(5,539)	(2,726)
Debt issuance costs	—	(460)
Net cash (used in) provided by financing activities	(13,702)	196,642

(Decrease) increase in cash and cash equivalents	(304,950)	16,187
Cash and cash equivalents at beginning of period	320,880	73,372
Cash and cash equivalents at end of period	$15,930	$89,559

Supplemental cash flow information:
Interest paid	$39,527	$29,234
Income taxes paid	$76,185	$76,789

Supplemental disclosures of non-cash activities:
Consolidated inventory not owned	$—	$207,672
Land purchased through issuance of note payable	$22,076	$8,928

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Net (loss) income	$(84,344)	$48,858	$(14,640)	$96,044

Other comprehensive income:
Unrealized gain on interest rate swaps, net of related taxes	—	565	610	1,312

Comprehensive (loss) income	$(84,344)	$49,423	$(14,030)	$97,356

See Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (“Beazer Homes” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements.  Certain items in prior period financial statements have been reclassified to conform to the current presentation.  For further information, refer to our audited consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

The Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 30 million to 80 million shares, which resulted in a change in par value to $.001 per share.  The Company’s Board of Directors subsequently approved a three-for-one stock split in February 2005.  The stock split was effected in the form of a stock dividend paid on March 22, 2005 to shareholders of record at the close of business on March 10, 2005.  All share and per share amounts (except par value) have been retroactively adjusted to reflect the split.  There was no net effect on stockholders’ equity as a result of the stock split.

(2) Goodwill Impairment Charge

During the quarter ended March 31, 2005, we recorded a $130.2 million non-cash, non tax-deductible impairment charge to write off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina.  The goodwill had been recorded as a result of our April 2002 acquisition of Crossmann Communities.  The fair value of each reporting unit is determined based on expected discounted future cash flows.  The forecasts and valuations of the respective divisions, along with weaker than anticipated local economies, particularly in the Midwest markets, and severe price competition, particularly at entry level price points, led us to conclude the goodwill was impaired in accordance with the provisions of SFAS 142.

(3) Stock-Based Compensation

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

The following table illustrates the effect (in thousands, except per share amounts) on net income (loss) and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net (loss) income, as reported	$(84,344)	$48,858	$(14,640)	$96,044
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	1,750	1,129	3,099	2,108
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,730)	(1,867)	(5,847)	(3,466)
Pro forma net (loss) income	$(85,324)	$48,120	$(17,388)	$94,686
(Loss) earnings per share:
Basic - as reported (1)	$(2.09)	$1.22	$(0.36)	$2.41
Basic - pro forma (1)	$(2.11)	$1.20	$(0.43)	$2.37

Diluted - as reported (1)	$(2.09)	$1.17	$(0.36)	$2.31
Diluted - pro forma (1)	$(2.11)	$1.16	$(0.43)	$2.31

(1)          Share and per share amounts for prior periods have been retroactively adjusted to reflect the effect of the Company’s

March 2005 three-for-one stock split.

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

SFAS 123(R) is effective as of the beginning of the first fiscal year that begins after June 15, 2005, the first quarter of our fiscal 2006.  SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date (“modified prospective application”). Upon adoption, prior periods may be, but are not required to be, restated.

In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.”  SAB No. 107 provides the SEC staff’s position regarding the implementation of SFAS No. 123(R).  SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment transactions.  We are currently evaluating SAB No. 107 and will be incorporating it as part of our adoption of SFAS No. 123(R).

(4) Inventory

Inventory consists of (in thousands):

	March 31, 2005	September 30, 2004
Homes under construction	$1,026,916	$847,517
Development projects in progress	1,318,522	1,105,933
Unimproved land held for future development	100,779	57,563
Model homes	86,161	78,317
Consolidated inventory not owned	182,813	254,765
	$2,715,191	$2,344,095

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction.  Excluding model homes, we had 365 completed homes (valued at $70.2 million) and 345 completed homes (valued at $69.1 million) at March 31, 2005 and September 30, 2004, respectively, that were not subject to a sales contract.

Development projects in progress consist principally of land and land improvement costs.  Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

We acquire certain lots by means of option contracts.  Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Our obligation with respect to options with specific performance provisions is included on our consolidated balance sheets in other payables and accrued liabilities.  Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $207.1 million at March 31, 2005.  This amount includes letters of credit of approximately $28.6 million. Below is a summary of amounts, net of cash deposits, committed under all options at March 31, 2005 (in thousands):

Aggregate Exercise Price of Options
Options with specific performance	$19,740
Options without specific performance	$2,045,549
Total options	$2,065,289

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIEs”) under FASB Revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”).  FIN 46R defines a VIE as an entity with insufficient equity investment to finance its planned activities without additional financial support or an entity in which the equity investors lack certain characteristics of a controlling financial interest.  Pursuant to FIN 46R, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE is deemed to be the primary beneficiary of the VIE and must consolidate the VIE.

We have determined that we are the primary beneficiary of certain of these option contracts.  Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company.  Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value.  We believe that the exercise prices of our option contracts approximate their fair value.  Our consolidated balance sheets at March 31, 2005 and September 30, 2004 reflect consolidated inventory not owned of $182.8 million and $254.8 million, respectively.  Obligations related to consolidated inventory not owned totaled $147.9 million at March 31, 2005 and $219.0 million at September 30, 2004.  The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.  The above disclosures of amounts committed under options include our obligations related to consolidated inventory not owned.

(5) Investments in and Advances to Unconsolidated Joint Ventures

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

Our joint ventures typically obtain secured acquisition and development financing.  In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures.  At March 31, 2005 and September 30, 2004, we had repayment guarantees of $23.2 million and $10.0 million, respectively, and loan-to-value maintenance guarantees of $64.8 million and $56.8 million, respectively, of debt of unconsolidated joint ventures.  Repayment guarantees require us to repay our share of debt of unconsolidated joint ventures in the event the joint venture defaults on its obligations under the borrowings.  Loan-to-value maintenance guarantees require us to repay our share of the venture’s borrowings to the extent such borrowings exceed a specified percentage of the value of the property securing the loan.

(6) Interest

The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Capitalized interest in inventory, beginning of period	$48,551	$37,469	$44,121	$34,285
Interest incurred and capitalized	21,082	18,532	41,471	35,403
Capitalized interest amortized to cost of sales	(17,353)	(15,187)	(33,312)	(28,874)
Capitalized interest in inventory, end of period	$52,280	$40,814	$52,280	$40,814

(7) (Loss) Earnings Per Share

Basic and diluted (loss) earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Basic:
Net (loss) income	$(84,344)	$48,858	$(14,640)	$96,044
Weighted average number of common shares outstanding	40,409	39,993	40,352	39,918
Basic (loss) earnings per share	$(2.09)	$1.22	$(0.36)	$2.41
Diluted:
Net (loss) income	$(84,344)	$48,858	$(14,640)	$96,044
Weighted average number of common shares outstanding	40,409	39,993	40,352	39,918
Effect of dilutive securities:
Restricted stock	—	767	—	766
Options to acquire common stock	—	834	—	855
Diluted weighted average common shares outstanding	40,409	41,594	40,352	41,539
Diluted (loss) earnings per share	$(2.09)	$1.17	$(0.36)	$2.31

Basic and diluted (loss) earnings per share amounts and weighted average shares outstanding for prior periods have been retroactively restated to reflect the effect of the Company’s March 2005 three-for-one stock split.

The calculation of diluted loss per share for the three and six months ended March 31, 2005, as calculated above, excludes the impact of the assumed conversion of shares underlying restricted stock units, stock options and our 4 5/8% Convertible Senior Notes because their inclusion would have been antidilutive.

In September 2004 the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 04-8: “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”).  The consensus was ratified by the FASB in October 2004.  EITF 04-8 requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Cos”) be included in diluted earnings per share computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price.  Prior to EITF 04-8, shares issuable upon conversion of Co-Cos were generally excluded from diluted earnings per share computations until the issuer’s stock price exceeded the contingent conversion price.  EITF 04-8, which applies to our 4 5/8 % Convertible Senior Notes issued in June 2004, was effective beginning with the first quarter of our fiscal 2005.  Restatement of prior period earnings per share amounts presented for comparative purposes is required.  The calculation of diluted loss per share for the three and six month periods ended March 31, 2005 excludes the impact of EITF 04-8 because its inclusion would be antidilutive.  Our 4 5/8 % Convertible Senior Notes were not outstanding at March 31, 2004, the adoption of EITF 04-8 had no impact on previously reported diluted earnings per share for the three and six months ended March 31, 2004.

(8) Long Term Debt

We have a credit facility (the “Credit Facility”) with a group of banks.  The Credit Facility includes a $550 million four-year revolving credit facility (the “Revolving Credit Facility”) and a $200 million four-year term loan (the “Term Loan”).  The Revolving Credit Facility and Term Loan mature in June 2008.  The Revolving Credit Facility and the Term Loan bear interest at a variable rate (4.44% at March 31, 2005) based upon LIBOR or the alternate base rate of interest announced by our lead bank.  The Credit Facility contains various operating and financial covenants.

Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable.  At March 31, 2005, we had no borrowings outstanding, and had available borrowings of $466.6 million under the Revolving Credit Facility.

In June 2004, we issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”) in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended.  In August 2004, we filed a registration statement on Form S-3 with the SEC covering resales of the Convertible Senior Notes and the common stock issuable upon conversion.  The Convertible Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs).  Interest on the Convertible Senior Notes is payable semiannually.  The notes are convertible by holders into shares of our common stock at an initial conversion rate of 19.44 shares of Beazer Homes common stock per $1,000 principal amount (subject to adjustment for customary reasons), representing an initial conversion price of $51.44 per share of common stock (adjusted for the March 2005 three-for-one stock split).  The notes are convertible if the price of our common stock is equal to or greater than 120% of the conversion price for 20 of the last 30 consecutive trading days of a calendar quarter and under certain other circumstances as more fully described in Note 8 to our consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

The Convertible Senior Notes, the 6 ½ % Senior Notes, the 8 3/8% Senior Notes and the 8 5/8% Senior Notes (collectively, the “Senior Notes”) are unsecured obligations ranking pari passu with all other existing and future senior indebtedness.  All of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and our obligations under the Credit Facility, and are jointly and severally liable for obligations under the Senior Notes and the Credit Facility.  Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends.  At March 31, 2005, under the most restrictive covenants of each indenture, approximately $247.1 million of our retained earnings was available for cash dividends and for share repurchases.  Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

We are exposed to fluctuations in interest rates.  From time to time, we have entered into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates related to $100 million of floating rate debt.  At September 30, 2004, we had swap agreements to effectively fix the interest rate on $100 million in floating rate debt.  As of September 30, 2004, we had recorded a cumulative after-tax other comprehensive loss of $610,000 as a result of the Swap Agreements.  The estimated fair value of the Swap Agreements, based on current market rates, approximated $1.0 million at September 30, 2004 and was included in other liabilities.  The Swap Agreements matured on December 20, 2004.

(9) Contingencies

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

As of March 31, 2005, there were 13 pending lawsuits related to such complaints received by Trinity.  Twelve of these involve suits by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate.  One of these suits is a class action suit that was filed in the State of Indiana in August 2003.  The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004.

The settlement class includes, with certain exclusions, the current owners of all Trinity homes that have brick veneer, where the closing of Trinity’s initial sale of the home took place between June 1, 1998 and October 31, 2002.  The settlement agreement establishes an agreed protocol and process for assessment and remediation of any external water intrusion issues at the homes which includes, among other things, that the homes will be repaired at Trinity’s expense.  The settlement agreement also provides for payment of plaintiffs’ attorneys’ fees and for Trinity to pay an agreed amount for engineering inspection costs for each home for which a claim is filed under the settlement.

Under the settlement, subject to Trinity’s timely performance of the specified assessments and remediation activities for homeowners who file claims, each homeowner releases Trinity, Beazer Homes Investment Corp. and other affiliated companies, including Beazer Homes, from the claims asserted in the class action lawsuit, claims arising out of external water intrusion, claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others.  No appeals of the court’s order approving the settlement were received by the court within the timeframe established by the court.  The Company sent out the claims notices on December 17, 2004, and the class members had until February 15, 2005 to file claims.  A total of 1,311 valid claims were filed (of the 2,161 total class members), of which 613 complaints had been received prior to the Company’s receipt of the claim notices.  Class members who did not file a claim by February 15, 2005 are no longer able to file a class action claim under the settlement or pursue an individual claim against Trinity.

Our warranty reserves at March 31, 2005 and September 30, 2004 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion and mold, including a provision for legal fees.  Our warranty reserves at March 31, 2005 also include accruals for class action claims received, pursuant to the settlement discussed above, from class members who had not previously contacted Trinity with complaints.

The following is a rollforward of total complaints received as of each balance sheet date:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Complaints outstanding at beginning of period	904	511	887	415
Complaints received during the period	703	248	754	344
Complaints resolved during the period	(23)	—	(57)	—
Complaints outstanding at end of the period	1,584	759	1,584	759

The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred.  We classify homes for which we receive complaints into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.

As of March 31, 2005 and September 30, 2004, we accrued for our estimated cost to remediate homes that we had assessed and assigned to one of the above categories, as well as our estimated cost to remediate those homes for which we had received complaints, but for which we had not yet performed assessments.  For purposes of our accrual, we have historically assigned homes not yet assessed to categories based on our expectations about the extent of damage and trends observed from the results of assessments performed to date.  In addition, beginning in the quarter ended March 31, 2005, the Company refined its cost estimation process to consider the subdivision of the claimant along with the categorization discussed above.  Once a house is categorized, detailed budgets are used as the basis to prepare our estimated costs to remediate such homes.

During fiscal 2004, we initiated a program under which we offered to repurchase a limited number of homes from specific homeowners.  The program was concluded during the first quarter of fiscal 2005.  We have repurchased a total of fifty-four (54) homes under the program.  During the quarter and six months ended March 31, 2005, we sold two and three of the repurchased homes, respectively.  The remaining fifty-one homes were acquired for an aggregate purchase price of $17.2 million.  Our accrual at March 31, 2005 includes our estimated costs to sell homes that we have repurchased, and our estimated losses on the sale of those homes, if any.

Changes in our accrual for Trinity moisture intrusion and related mold issues during the period were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Balance at beginning of period	$45,900	$14,014	$42,173	$9,200
Provisions	45,000	11,373	55,000	18,258
Payments	(4,165)	(1,292)	(10,438)	(3,363)
Balance at end of period	$86,735	$24,095	$86,735	$24,095

Our accruals at March 31, 2005 represent our best estimates of the costs to resolve all asserted complaints.  Actual costs to assess and remediate homes in each category and subdivision, the extent of damage to homes not yet assessed, our estimates of costs to sell repurchased homes, and our losses on such sales could differ from our estimates.  As a result, the costs to resolve existing complaints could differ from our recorded accruals and have a material adverse effect on our earnings in the periods in which the matters are resolved.  Additionally, it is possible that we will incur additional losses related to these matters, including additional losses related to homes for which we have not yet received complaints.  However, the amount or range of such losses cannot be determined at this time.

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

As noted above, our warranty reserves at March 31, 2005 and September 30, 2004 include accruals for Trinity moisture intrusion and related mold issues.  Warranty reserves are included in accrued expenses in the consolidated financial statements.  We record reserves covering our anticipated warranty expense for each home closed.  Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly.  While we believe that our warranty reserves are adequate, historical data and trends may not accurately predict our actual warranty costs or future developments could lead to a significant change in the reserve.

Changes in our warranty reserves, which include amounts related to the Trinity moisture intrusion and mold issues discussed above, during the period are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Balance at beginning of period	$93,631	$47,939	$86,163	$40,473
Provisions	53,981	19,303	72,296	35,190
Payments	(10,897)	(5,515)	(21,744)	(13,936)
Balance at end of period	$136,715	$61,727	$136,715	$61,727

Other Contingencies - The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions, including relating to moisture intrusion and related mold claims, construction defects and product liability.  Certain of the liabilities resulting from these actions are covered by insurance.  With respect to certain general liability exposures, including construction defect, moisture intrusion and related mold claims and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances.  In particular, for construction defect liability there is a high degree of uncertainty relating to whether insurance coverage exists, when losses occur, the size of each loss, expectations for future interpretive rulings concerning contract provisions and the extent to which the assertion of these claims will expand geographically.  In our opinion, based on our current assessment, the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations, or cash flows.

(10) Income Taxes

A provision for income taxes for the three and six month periods ended March 31, 2005 has been recorded at an estimated effective income tax rate exclusive of the goodwill impairment charge as such charge is not tax deductible.  Our effective income tax rate, exclusive of the goodwill impairment charge was 37.87% and 38.25% for the three and six month periods ended March 31, 2005, respectively.  Our effective tax rate was 39.0% for the three and six month periods ended March 31, 2004.

(11)  Supplemental Guarantor Information

As discussed in Note 8, Beazer Homes’ obligations to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of its subsidiaries.  The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc.  The Company has determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

Beazer Homes USA, Inc.

Condensed Consolidating Balance Sheet

March 31, 2005

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$76,405	$(60,751)	$276	$—	$15,930
Accounts receivable	—	73,590	915	—	74,505
Owned Inventory	—	2,524,219	—	8,159	2,532,378
Consolidated inventory not owned	—	182,813	—	—	182,813
Investments in unconsolidated joint ventures	—	76,638	—	—	76,638
Deferred tax asset	46,698	—	—	—	46,698
Property, plant and equipment, net	—	25,514	—	—	25,514
Goodwill	—	121,368	—	—	121,368
Investments in subsidiaries	1,328,172	—	—	(1,328,172)	—
Intercompany	925,514	(944,840)	19,326	—	—
Other assets	17,879	27,276	10,150	—	55,305
Total Assets	$2,394,668	$2,025,827	$30,667	$(1,320,013)	$3,131,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$132,643	$60	$—	$132,703
Other liabilities	62,102	403,513	11,333	3,121	480,069
Intercompany	(3,183)	—	3,183	—	—
Obligations related to consolidated inventory not owned	—	147,928	—	—	147,928
Term Loan	200,000	—	—	—	200,000
Senior notes	916,090	—	—	—	916,090
Other notes payable	—	34,700	—	—	34,700
Total Liabilities	1,175,009	718,784	14,576	3,121	1,911,490

Stockholders’ Equity	1,219,659	1,307,043	16,091	(1,323,134)	1,219,659

Total Liabilities and Stockholders’ Equity	$2,394,668	$2,025,827	$30,667	$(1,320,013)	$3,131,149

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

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2005

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$974,927	$1,321	$—	$976,248

Costs and expenses:
Home construction and land sales	21,082	774,975	—	—	796,057
Selling, general and administrative	—	111,378	422	(3,730)	108,070
Goodwill impairment charge	—	130,235	—	—	130,235

Operating (loss) income	(21,082)	(41,661)	899	3,730	(58,114)
Equity in income of unconsolidated joint ventures	—	301	—	—	301
Other income, net	—	1,436	—	—	1,436
(Loss) Income before income taxes	(21,082)	(39,924)	899	3,730	(56,377)
Provision for income taxes	(8,064)	34,260	344	1,427	27,967
Equity in income of subsidiaries	(71,326)	—	—	71,326	—
Net (loss) income	$(84,344)	$(74,184)	$555	$73,629	$(84,344)

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$874,990	$1,591	$—	$876,581

Costs and expenses:
Home construction and land sales	18,532	683,833	—	(3,345)	699,020
Selling, general and administrative	—	99,018	699	—	99,717

Operating (loss) income	(18,532)	92,139	892	3,345	77,844
Equity in income of unconsolidated joint ventures	—	378	—	—	378
Other income, net	—	1,872	—	—	1,872
(Loss) Income before income taxes	(18,532)	94,389	892	3,345	80,094
Provision for income taxes	(7,227)	36,811	348	1,305	31,236
Equity in income of subsidiaries	60,163	—	—	(60,163)	—
Net income (loss)	$48,858	$57,578	$544	$(58,123)	$48,858

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Operations

Six Months Ended March 31, 2005

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$1,885,141	$2,934	$—	$1,888,075

Costs and expenses:
Home construction and land sales	41,471	1,450,941	—	—	1,492,412
Selling, general and administrative	—	219,979	844	(8,159)	212,664
Goodwill Impairment Charge	—	130,235	—	—	130,235

Operating (loss) income	(41,471)	83,986	2,090	8,159	52,764
Equity in income of unconsolidated joint ventures	—	199	—	—	199
Other income, net	—	4,000	—	—	4,000
(Loss) income before income taxes	(41,471)	88,185	2,090	8,159	56,963
Provision for income taxes	(15,863)	83,543	802	3,121	71,603
Equity in income of subsidiaries	10,968	—	—	(10,968)	—
Net (loss) income	$(14,640)	$4,642	$1,288	$(5,930)	$(14,640)

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Operations

Six Months Ended March 31, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$1,683,102	$3,587	$—	$1,686,689

Costs and expenses:
Home construction and land sales	35,403	1,315,095	—	(6,529)	1,343,969
Selling, general and administrative	—	187,745	1,479	—	189,224

Operating (loss) income	(35,403)	180,262	2,108	6,529	153,496
Equity in income of unconsolidated joint ventures	—	935	—	—	935
Other income, net	—	3,017	—	—	3,017
(Loss) income before income taxes	(35,403)	184,214	2,108	6,529	157,448
Provision for income taxes	(13,807)	71,842	823	2,546	61,404
Equity in income of subsidiaries	117,640			(117,640)	—
Net income (loss)	$96,044	$112,372	$1,285	$(113,657)	$96,044

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended March 31, 2005

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Net cash (used in) provided by operating activities	$(320,867)	$68,328	$(1,050)	$—	$(253,589)

Cash flows from investing activities:
Capital expenditures	—	(5,968)	—	—	(5,968)
Investments in unconsolidated joint ventures	—	(40,483)	—	—	(40,483)
Distributions from unconsolidated joint ventures	—	8,792	—	—	8,792
Net cash used by investing activities	—	(37,659)	—	—	(37,659)

Cash flows from financing activities:
Repayment of other notes payable	(9,443)	—	—	—	(9,443)
Proceeds from stock option exercises	1,280	—	—	—	1,280
Advances to/from subsidiaries	18,864	(19,851)	987	—	—
Dividends paid	(5,539)	—	—	—	(5,539)
Net cash provided by (used in) financing activities	5,162	(19,851)	987	—	(13,702)
(Decrease) increase in cash and cash equivalents	(315,705)	10,818	(63)	—	(304,950)
Cash and cash equivalents at beginning of period	392,110	(71,569)	339	—	320,880
Cash and cash equivalents at end of period	$76,405	$(60,751)	$276	$—	$15,930

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended March 31, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Net cash (used) provided by operating activities	$(21,288)	$(155,585)	$277	$—	$(176,596)

Cash flows from investing activities:
Capital expenditures	—	(3,926)	—	—	(3,926)
Investments in unconsolidated joint ventures	—	(3,116)			(3,116)
Distributions from unconsolidated joint ventures	—	3,183	—	—	3,183
Net cash used by investing activities	—	(3,859)	—	—	(3,859)

Cash flows from financing activities:
Proceeds from issuance of 6 1/2% Senior Notes	198,100	—	—	—	198,100
Advances to/from subsidiaries	(137,948)	140,639	(2,691)	—	—
Debt issuance costs	(460)	—	—	—	(460)
Proceeds from stock option exercises	1,728	—	—	—	1,728
Dividends paid	(2,726)	—	—	—	(2,726)
Net cash provided (used) by financing activities	58,694	140,639	(2,691)	—	196,642
Increase (decrease) in cash and cash equivalents	37,406	(18,805)	(2,414)	—	16,187
Cash and cash equivalents at beginning of period	110,754	(40,079)	2,697	—	73,372
Cash and cash equivalents at end of period	$148,160	$(58,884)	$283	$—	$89,559

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:

Homebuilding:  We design, sell and build single-family homes in the following regions and states:

Southeast

West

Central

Mid-Atlantic

Midwest

Florida

Arizona

Texas

Maryland / Delaware

Indiana

Georgia

California

New Jersey / New York

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

Quality Homes at Various Price-Points to Meet the Needs of Increasingly Diverse Homebuyers.  We seek to maximize customer satisfaction by offering homes which incorporate quality materials, distinctive design features, convenient locations and competitive prices.  During the quarter and six months ended March 31, 2005, the average sales price of our homes closed was approximately $266,700 and $259,700, respectively.  Our product strategy entails addressing the needs of an increasingly diverse profile of buyers as evidenced by demographic trends including, among others, increased immigration, changing profiles of households, the aging of the baby-boomers, and the rise of the echo-boomers (children of the baby-boomers) into the ranks of homeownership.  Our product offering is broken down into the following product categories:

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

Additional Products and Services for Homebuyers:  In order to maximize our profitability and provide our customers with the additional products and services that they desire, we have incorporated design centers and mortgage origination operations into our business.  Recognizing that our customers want to choose certain components of their new home, we offer limited customization through the use of design studios in most of our markets.  These design studios allow the customer to select certain non-structural customizations for their homes such as cabinetry, flooring, fixtures, appliances and wall coverings.  Additionally, recognizing the homebuyer’s desire to simplify the financing process, we originate mortgages on behalf of our customers through our subsidiary Beazer Mortgage Corporation, or Beazer Mortgage. Beazer Mortgage originates, processes and brokers mortgages to third party investors. Beazer Mortgage generally does not retain or service the mortgages that it brokers. We also provide title services to our customers in many of our markets.

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

Goodwill

We test goodwill for impairment annually or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our operating divisions is considered a reporting unit. The fair value of each reporting unit is determined based on expected discounted future cash flows.   If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired.  If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill.  The Company’s annual impairment test is performed as of April 30.  For purposes of our goodwill impairment test, we obtained independent valuations of our reporting units.

Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations.  A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of one or more reporting units to be less than their respective carrying amounts.  In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that future goodwill impairment charge could result, which could have a material effect on our financial position and results of operations.

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

During the quarter ended March 31, 2005 we recorded a $130.2 million non-cash non tax-deductible impairment charge to write off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina.  The goodwill had been recorded as a result of our April 2002 acquisition of Crossmann Communities.  The forecasts and valuations of the respective divisions, along with weaker than anticipated local economies, particularly in the Midwest markets, and severe price competition, particularly at entry level price points, led us to conclude the goodwill was impaired in accordance with the provisions of SFAS 142.

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

Warranty reserves are included in accrued expenses in the consolidated financial statements.  We record reserves covering our anticipated warranty expense for each home closed.  Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly.  Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future.  Our warranty reserves at March 31, 2005 and September 30, 2004 include accruals for certain moisture intrusion issues.  Our estimation process for such accruals is discussed in Note 9 to the Condensed Consolidated Financial Statements.  While we believe that our warranty reserves at March 31, 2005 are adequate, historical data and trends may not accurately predict our actual warranty costs or that future developments could lead to a significant change in the reserve.

RESULTS OF OPERATIONS:

The following presents certain operating and financial data for Beazer Homes (dollars in thousands):

	Three Months Ended March 31,			Six Months Ended March 31,
	2005		2004	2005		2004
		%			%
	Amount	Change	Amount	Amount	Change	Amount
Number of new orders, net of cancellations:
Southeast region	1,701	4.0%	1,636	2,892	8.0%	2,679
West region	1,927	2.2	1,885	3,256	(2.5)	3,339
Central region	406	15.7	351	643	20.0	536
Mid-Atlantic region	561	39.2	403	1,068	48.5	719
Midwest region	644	(14.9)	757	925	(13.0)	1,063
Total	5,239	4.1	5,032	8,784	5.4	8,336

Number of closings:
Southeast region	1,196	(0.1)%	1,197	2,435	(0.8)%	2,454
West region	1,358	(3.3)	1,404	2,550	(2.6)	2,618
Central region	267	28.4	208	457	2.0	448
Mid-Atlantic region	366	(0.3)	367	736	7.4	685
Midwest region	415	(18.3)	508	998	(8.2)	1,087
Total	3,602	(2.2)	3,684	7,176	(1.6)	7,292

Total homebuilding revenue:
Southeast region	$240,893	6.8%	$225,636	$477,151	6.5%	$448,148
West region	452,888	15.8	391,157	870,377	18.2	736,277
Central region	43,076	26.4	34,074	74,919	6.1	70,587
Mid-Atlantic region	157,514	25.0	125,965	286,185	26.5	226,174
Midwest region	66,167	(12.9)	75,980	154,780	(4.3)	161,764
Total	$960,538	12.6	$852,812	$1,863,412	13.4	$1,642,950

Average sales price per home closed:
Southeast region	$201.4	6.8%	$188.5	$196.0	7.3%	$182.6
West region	333.5	19.7	278.6	341.3	21.4	281.2
Central region	161.3	(1.5)	163.8	163.9	4.0	157.6
Mid-Atlantic region	430.4	25.4	343.2	388.8	17.7	330.2
Midwest region	159.4	6.6	149.6	155.1	4.2	148.8
Company average	266.7	15.2	231.5	259.7	15.3	225.3

	March 31,
	2005		2004
		%
	Amount	Change	Amount

Backlog units at end of period:
Southeast region	3,086	21.2%	2,546
West region	3,846	27.9	3,008
Central region	615	27.1	484
Mid-Atlantic region	1,379	19.8	1,151
Midwest region	1,138	(11.2)	1,281
Total	10,064	18.8	8,470

Aggregate sales value of homes in backlog at end of period:	$2,898,247	42.3%	$2,036,493

Number of active subdivisions at end of period:
Southeast region	166	(9.8)%	184
West region	101	3.1	98
Central region	51	15.9	44
Mid-Atlantic region	58	13.7	51
Midwest region	130	(0.8)	131
Total	506	(0.4)	508

New Orders and Backlog: New orders increased by 4.1% during the three month period ended March 31, 2005, compared to the same period in the prior year. The growth in new home orders for the quarter resulted from increases in the Company’s Southeast, Central, West and Mid-Atlantic regions.  Order growth in the Southeast was driven by increases in Georgia, Tennessee, parts of the Carolinas, and parts of Florida.  Orders were up in all markets in the Central and Mid-Atlantic regions and in Arizona, Colorado, and Nevada in the West region.  This growth was partially offset by lower orders in the Midwest region and the Charlotte market.

New orders increased by 5.4% during the six month period ended March 31, 2005, compared to the same period in the prior year.  Orders increased by 48.5% in our Mid-Atlantic region and 20.0% in our Central region compared to the same six-month period a year ago.  Orders declined by 13.0% in our Midwest region, primarily attributable to declines in Indiana and Ohio.

The aggregate dollar value of homes in backlog at March 31, 2005 increased 42.3% from March 31, 2004, reflecting an 18.8% increase in the number of homes in backlog and a 19.8% increase in the average price of homes in backlog, from $240,400 at March 31, 2004 to $288,000 at March 31, 2005.  The increase in the number of homes in backlog is driven primarily by continued strong order trends in our Mid-Atlantic and Central regions and most of our Southeast region.  The increase in average price of homes in backlog is due to our ability to raise prices in most of our markets, particularly in our West, Mid-Atlantic and Southeast regions, as well as a greater proportion of backlog in our West region, where prices are generally higher compared to other regions, and a lower proportion of backlog in our Midwest region, where prices are generally lower.

Performance in our Midwest and Charlotte markets continues to be disappointing.  In our Midwest region, new orders were down 14.9% for the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004.  Backlog units and dollar value at March 31, 2005 were down 11.2% and 9.9%, respectively, at March 31, 2005 as compared to March 31, 2004.  Soft economic conditions in these markets and a high degree of competition, particularly at entry level price points, continue to adversely impact results.

The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Details of revenues and certain expenses:
Revenues:
Home sales (1)	$960,538	$853,638	$1,863,412	$1,646,935
Land and lot sales	7,763	13,831	8,978	21,566
Mortgage origination revenue	11,310	12,294	22,164	24,440
Intercompany elimination - mortgage	(3,363)	(3,182)	(6,479)	(6,252)
Total revenue	$976,248	$876,581	$1,888,075	$1,686,689

Cost of home construction and land sales:
Home sales (1), (2)	$794,455	$690,210	$1,492,754	$1,330,327
Land and lot sales	4,965	11,992	6,137	19,894
Intercompany elimination - mortgage	(3,363)	(3,182)	(6,479)	(6,252)
Total cost of home construction and land sales	$796,057	$699,020	$1,492,412	$1,343,969

Selling, general and administrative:
Homebuilding operations	$99,436	$91,994	$196,249	$174,107
Mortgage origination operations	8,634	7,723	16,415	15,117
Total selling, general and administrative	$108,070	$99,717	$212,664	$189,224

Certain items as a percentage of revenues:
As a percentage of total revenue:
Costs of home construction and land sales (2)	81.5%	79.7%	79.0%	79.7%
Selling, general and administrative:
Homebuilding operations	10.2%	10.5%	10.4%	10.3%
Mortgage operations	0.9%	0.9%	0.9%	0.9%

As a percentage of home sales revenue:
Costs of home construction (2)	82.7%	80.9%	80.1%	80.8%

(1) Homebuilding revenues for the three and six months ended March 31, 2004 reflect the recognition on a consolidated basis of $0.8 and $4.0 million, respectively, of  revenues related to closings that occurred in fiscal 2003, but for which funding was not received until fiscal 2004.  During fiscal 2003, revenues and related cost of sales were not recognized on those closings where the buyers’ initial investments were not sufficient to recognize profit at the time of closing.  We received funding on such closings pursuant to commitments from bond authority programs in fiscal 2004, at which time we recognized the revenues and related cost of sales.

(2) The costs of home contruction for the three and six months ended March 31, 2005, include charges of $45.0 million and $55.0 million relating to construction defect claims from water intrusion at Trinity Homes LLC.  Similar charges were $11.4 and and $18.3 million for the quarter and six months ended March 31, 2004.

Revenues: Revenues increased by 11.4% for the three months ended March 31, 2005 compared to the same period in the prior year.  Homes closed decreased by 2.2% while the average sales price of homes closed increased by 15.2%.  Home closings increased in the Company’s Central region and in parts of the Mid-Atlantic and Southeast regions, notably Maryland, Tampa, North Carolina and parts of Florida.  These increases were offset by closing delays in parts of the Southeast region, which continues to be impacted by production delays associated with hurricane activity during the fourth quarter of fiscal 2004, and in parts of the West region where heavy rains in Arizona, California, and Nevada during the second quarter negatively impacted production.  Average sales price increased in the Southeast, West, and Mid-Atlantic regions due primarily to strong demand and constraints on the supply of available housing in many of our markets.  Prices increased most significantly in our West and Mid-Atlantic regions, and particularly in Nevada and Virginia, respectively.

Revenues increased by 11.9% for the six months ended March 31, 2005 compared to the same period in the prior year.  Homes closed decreased by 1.6% while the average sales price of homes closed increased by 15.3%.  Home closings increased in the Company’s Mid-Atlantic and Central regions and in parts of the Southeast, notably parts of North Carolina, Tennessee and Florida.  These increases were partially offset by declines in Nevada and Arizona in the West region, Virginia in the Mid-Atlantic region, and parts of Florida and the Carolinas that continue to be impacted by production delays associated with hurricane activity during the fourth quarter of fiscal 2004.  Average sales price increased in all regions due primarily to strong demand and constraints on the supply of available housing in many of our markets.  Year to date, prices increased most significantly in our West region, and particularly in California and Nevada.

Cost of Home Construction: The cost of home construction as a percentage of home sales revenue increased by 185 basis points for the three month period ended March 31, 2005, compared to the same period of the prior year.   The increase results from the inclusion of warranty costs associated with construction defect claims from water intrusion at Trinity Homes LLC of $45.0 million, compared to $11.4 million in the same period a year ago.  For further discussion of these additional warranty expenses, please refer to Note 9 of the condensed consolidated financial statements.

The cost of home construction as a percentage of home sales revenue decreased by 67 basis points for the six month period ended March 31, 2005, compared to the same period of the prior year.   The decrease was driven by the execution of profit improvement and price point diversification initiatives and a strong pricing environment in several markets.  The resulting decrease was offset by the inclusion of warranty costs associated with construction defect claims from water intrusion at Trinity Homes LLC of $55.0 million, compared to $18.3 million in the same period a year ago.  For further discussion of these additional warranty expenses, please refer to Note 9 of the condensed consolidated financial statements.  In addition, the cost of home construction included an increase in accruals of $14.0 million during the three month period ended March 31, 2005 related to construction defect claims not associated with the Trinity water intrusion matter.

Selling, General and Administrative Expense: Our selling, general and administrative (“SG&A”) expense as a percentage of total revenues for the three months ended March 31, 2005 decreased by 31 basis points compared to the same period of the prior year.

Our selling, general and administrative (“SG&A”) expense as a percentage of total revenues for the six months ended March 31, 2005 increased by four basis points compared to the same period of the prior year.

Goodwill Impairment Charge:  During the quarter ended March 31, 2005, we recorded a $130.2 million non-cash, non tax-deductible impairment charge to write off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina.  The goodwill had been recorded as a result of our April 2002 acquisition of Crossmann Communities.  The fair value of each reporting unit is determined based on expected discounted future cash flows.  The forecasts and valuations of the respective divisions, along with weaker than anticipated local economies, particularly in the Midwest markets, and severe price competition, particularly at entry level price points, led us to conclude the goodwill was impaired in accordance with the provisions of SFAS 142.

Income Taxes:  A provision for income taxes for the three and six month periods ended March 31, 2005 has been recorded at an estimated effective income tax rate exclusive of the goodwill impairment charge as such charge is not tax deductible.  Our effective income tax rate, exclusive of the goodwill impairment charge was 37.87% and 38.25% for the three and six month periods ended March 31, 2005, respectively.  Our effective tax rate was 39.0% for the three and six month periods ended March 31, 2004.

Recent Accounting Pronouncements:

In September 2004 the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 04-8: “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”).  The consensus was ratified by the FASB in October 2004.  EITF 04-8 requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Cos”) be included in diluted earnings per share computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price.  Prior to EITF 04-8, shares issuable upon conversion of Co-Cos were generally excluded from diluted earnings per share computations until the issuer’s stock price exceeded the contingent conversion price.   EITF 04-8, which applies to our 4 5/8 % Convertible Senior Notes issued in June 2004, became effective for reporting periods ending on or after December 15, 2004, the first quarter of fiscal 2005.  Restatement of prior period earnings per share amounts presented for comparative purposes was required.   The calculation of diluted loss per share for the quarter and six months ended March 31, 2005, as calculated in Note 7 of the condensed consolidated financial statements, excludes the impact of the assumed conversion of restrictive shares, stock options, and our 4 5/8% Convertible Senior Notes because their inclusion would have been antidilutive.

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

SFAS 123(R) is effective as of the beginning of the fiscal year reporting period that begins after June 15, 2005, the first quarter of our fiscal 2006.  SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date (“modified prospective application”). Upon adoption, prior periods may be, but are not required to be, restated.

In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.”  SAB No. 107 provides the SEC staff’s position regarding the implementation of

SFAS No. 123(R).  SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment transactions.  We are currently evaluating SAB No. 107 and will be incorporating it as part of our adoption of SFAS No. 123(R).

FINANCIAL CONDITION AND LIQUIDITY:

We have a credit facility (the “Credit Facility”) with a group of banks.  The Credit Facility includes a $550 million four-year revolving credit facility (the “Revolving Credit Facility”) and a $200 million four-year term loan (the “Term Loan”).  The Revolving Credit Facility and Term Loan mature in June 2008.  The Revolving Credit Facility and the Term Loan bear interest at a variable rate (4.44% at March 31, 2005) based upon LIBOR or the alternate base rate of interest announced by our lead bank.  The Credit Facility contains various operating and financial covenants.

Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable.  At March 31, 2005, we had no borrowings outstanding, and had available borrowings of $466.6 million under the Revolving Credit Facility.

In June 2004, we issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”) in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended.  In August 2004, we filed a registration statement on Form S-3 with the SEC covering resales of the Convertible Senior Notes and the common stock issuable upon conversion.  The Convertible Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs).  Interest on the Convertible Senior Notes is payable semiannually.  The notes are convertible by holders into shares of our common stock at an initial conversion rate of 19.44 shares of Beazer Homes common stock per $1,000 principal amount (subject to adjustment for customary reasons), representing an initial conversion price of $51.44 per share of common stock (adjusted for the March 2005 three-for-one stock split).  The notes are convertible if the price of our common stock is equal to or greater than 120% of the conversion price for 20 of the last 30 consecutive trading days of a calendar quarter and under certain other circumstances as more fully described in Note 8 to our consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

The Convertible Senior Notes, the 6 ½ % Senior Notes, the 8 3/8% Senior Notes and the 8 5/8% Senior Notes (collectively, the “Senior Notes”) are unsecured obligations ranking pari passu with all other existing and future senior indebtedness.  All of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and our obligations under the Credit Facility, and are jointly and severally liable for obligations under the Senior Notes and the Credit Facility.  Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends.  At March 31, 2005, under the most restrictive covenants of each indenture, approximately $247.1 million of our retained earnings was available for cash dividends and for share repurchases.  Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

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

OFF-BALANCE SHEET ARRANGEMENTS:

We acquire certain lots by means of option contracts.   Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Our obligation with respect to options with specific performance provisions is included on our consolidated balance sheets in other liabilities.  Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $207.1 million at March 31, 2005.  This amount includes letters of credit of approximately $28.6 million. Below is a summary of amounts, net of cash deposits, committed under all options at March 31, 2005 (in thousands):

Aggregate Exercise Price of Options
Options with specific performance	$19,740
Options without specific performance	$2,045,549
Total options	$2,065,289

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIEs”) under FASB Revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”).  FIN 46R defines a VIE as an entity with insufficient equity investment to finance its planned activities without additional financial support or an entity in which the equity investors lack certain characteristics of a controlling financial interest.  Pursuant to FIN 46R, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE is deemed to be the primary beneficiary of the VIE and must consolidate the VIE.

We have determined that we are the primary beneficiary of certain of these option contracts.  Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company.  Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value.  We believe that the exercise prices of our option contracts approximate their fair value.  Our consolidated balance sheets at March 31, 2005 and September 30, 2004 reflect consolidated inventory not owned of $182.8 million and $254.8 million, respectively.  Obligations related to consolidated inventory not owned totaled $147.9 million at March 31, 2005 and $219.0 million at September 30, 2004.  The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.   The above disclosures of amounts committed under options include our obligations related to consolidated inventory not owned.

We participate in a number of land development joint ventures in which we have less than a controlling interest.  We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers and other homebuilders to develop finished lots for sale to the joint venture’s members and other third parties.  We account for our interest in these joint ventures under the equity method.  Our consolidated balance sheets include investments in joint ventures totaling $76.6 million and $44.7 million at March 31, 2005 and September 30, 2004, respectively.

Our joint ventures typically obtain secured acquisition and development financing.  In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures.  At March 31, 2005 and September 30, 2004, we had repayment guarantees of $23.2 and $10.0 million, respectively, and loan-to-value maintenance guarantees of $64.8 million and $56.8 million, respectively, of debt of unconsolidated joint ventures.  Repayment guarantees require us to repay our share of debt of unconsolidated joint ventures in the event the joint venture defaults on its obligations under the borrowings.  Loan-to-value maintenance guarantees require us to repay our share of the venture’s borrowings to the extent such borrowings exceed a specified percentage of the value of the property securing the loan.

There have been no material changes to our aggregate contractual commitments as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2004.

OUTLOOK:

Record backlog coupled with expectations of continued strength in the housing market and our continued execution on our strategic initiatives give us confidence in our future growth opportunities.  As such, we are raising our outlook for earnings per share from a range of $6.67 - $7.00 to a range of $7.00 - $7.25 in fiscal 2005 before the goodwill impairment charge recorded this quarter but taking into account the charges associated with the class action settlement for Trinity Homes.  Although closing delays in the Southeast and West regions have shifted a significant portion of the year’s expected results to the second half of the fiscal year, performance to date, coupled with extremely strong backlog, gives the Company a high degree of confidence in its near term performance.  While the Midwest and Charlotte, NC markets are weaker than originally anticipated, strength in the Company’s other major markets is currently expected to more than offset any shortfall in operating contribution from the Midwest and Charlotte.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements represent our expectations or beliefs concerning future events, and it is possible that the results described in this quarterly report will not be achieved.  These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or other similar words or phrases.  All forward-looking statements are based upon information available to us on the date of this quarterly report.  Except as may be required under applicable law, we do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

•                  a material failure on the part of Trinity Homes LLC to satisfy the conditions of the class action settlement agreement;

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

•                  the failure of our improvement plan for the Midwest and strategies to broaden target price points and lessen dependence on the entry-level segment in certain markets to achieve desired results; or

•                  other factors over which we have little or no control.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a number of market risks in the ordinary course of business.  Our primary market risk exposure for financial instruments relates to fluctuations in interest rates.  We do not believe our exposure in this area is material to cash flows or earnings.  From time to time, we have entered into interest rate swap agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to floating rate debt.  We do not enter into or hold derivatives for trading or speculative purposes.  As of March 31, 2005, we have a total of $200 million of floating rate debt outstanding, and we are not a party to any interest rate swap agreements.

Item 4.  Controls and Procedures

As of March 31, 2005, the end of the period covered by this report on Form 10-Q, an evaluation was performed under the supervision and with the participation of Beazer Homes’ management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, Beazer Homes’ management, including the CEO and CFO, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.  Further, our CEO and CFO concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, in a manner to allow timely decisions regarding the required disclosure.  No changes in Beazer Homes’ internal control over financial reporting were identified during the evaluation described above that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2005, our subsidiary, Trinity Homes LLC, had received 1,733 construction defect and warranty complaints related to moisture intrusion and mold.  As of March 31, 2005, there were 13 pending lawsuits related to these complaints.  One of these suits, Christopher J. Colon and Mary A. Colon v. Trinity Homes LLC and Beazer Homes Investment Corp. (formerly filed as Gary Harmon and Sheri Harmon v. Trinity Homes LLC and Beazer Homes Investment Corp.) is a class action suit that was filed in Hamilton County Superior Court in the State of Indiana on August 19, 2003 against Trinity and Beazer Homes Investment Corp., another one of our subsidiaries and Trinity’s parent.  As part of that case, the plaintiffs asserted that Trinity and Beazer Homes Investment Corp. violated applicable building codes.    The parties in the class action engaged in a series of mediation conferences which resulted in a settlement among the parties. The Court approved the settlement agreement on October 20, 2004.

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

There was a 30 day timeframe, which ended on November 19, 2004, to appeal the Court’s order approving the settlement.  No appeals were received by the Court within the timeframe established.  The Company sent out claims notices on December 17, 2004, and the class members had until February 15, 2005 to file claims.  A total of 1,311 valid claims were filed (of the 2,161 total class members), of which 613 complaints had been received prior to the Company’s receipt of the claims notices.  Class members who did not file a claim by February 15, 2005 are no longer able to file a class action claim under the settlement or pursue an individual claim against Trinity.

In November 2003, Beazer Homes received a request for information from the United States Environmental Protection Agency (the “EPA”) pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain projects undertaken since December 1998.  Beazer Homes identified 381 projects within this category and the EPA sought specific information concerning 71 of them and is conducting site inspections on certain others.  As of March 31, 2005, the EPA or an equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance for 20 of the sites.  The Administrative Orders provide mandatory compliance schedules to address the alleged deficiencies in storm water management practices, but do not impose any monetary penalties.  The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated.  Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions, including relating to moisture intrusion and related mold claims, construction defects and product liability.  Certain of the liabilities resulting from these actions are covered by insurance.  With respect to certain general liability exposures, including construction defect, moisture intrusion and related mold claims and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances.  In particular, for construction defect liability there is a high degree of uncertainty relating to whether insurance coverage exists, when losses occur, the size of each loss, expectations for future interpretive rulings concerning contract provisions and the extent to which the assertion of these claims will expand geographically.  In our opinion, based on our current assessment, the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.           Submission of Matters to a Vote of Security Holders

On February 3, 2005, we held our annual meeting of shareholders, at which the following matters were voted upon with the results indicated below.  All numbers reported are shares of Beazer Homes common stock.

1) The shareholders elected seven members to the Board of Directors to serve until the next annual meeting.  The results of voting were as follows (based on 13,838,226 outstanding shares entitled to vote at the meeting):

Election of Directors

Name	For	Votes Withheld
Laurent Alpert	11,747,329	826,596
Katie J. Bayne	10,984,715	1,589,210
Brian C. Beazer	10,974,388	1,599,537
Ian J. McCarthy	11,748,853	825,072
Maureen E. O’Connell	10,975,507	1,598,418
Larry T. Solari	10,983,209	1,590,716
Stephen P. Zelnak, Jr.	10,975,671	1,598,254

2) The shareholders approved an amendment to the Amended and Restated Certificate of Incorporation for the purpose of increasing the number of authorized shares of the Company’s common stock from 30,000,000 to 80,000,000 and reducing the par value of the Company’s common stock from $0.01 per share to $0.001 per share.  The results of the vote were as follows:

Votes For	Votes Against	Votes Abstain
11,962,013	167,104	7,721

3) The shareholders approved a the adoption of the Executive Value Created Incentive Plan.  The results of the vote were as follows:

Votes For	Votes Against	Votes Abstain
7,754,151	903,518	19,837

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

31.1                           Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes- Oxley of 2002

31.2                           Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes- Oxley of 2002

32.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002.

32.2                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

On January 27, 2005 we furnished a report on Form 8-K announcing under Item 2.02 our earnings and results of operations for the quarterly period ended December 31, 2004.

On February 2, 2005 we filed a report on Form 8-K containing under Item 9.01 the transcript of the conference call held to discuss earnings and results of operations for the quarter ended December 31, 2004 held on January 27, 2005.

On February 9, 2005 we filed a report on Form 8-K announcing under Item 1.01 the approval of the Executive Value Created Incentive Plan by our shareholders.

On March 18, 2005 we filed a report on Form 8-K announcing under Item 5.02 the appointment of Kenneth J. Gary as Executive Vice President, General Counsel and Corporate Secretary.  Mr. Gary’s compensation agreement was filed under Item 1.01.

On March 29, 2005 we filed a report on Form 8-K announcing under Item 2.06 the likely impairment of goodwill relating to certain of our divisions.  Additionally, we filed a press release issued on March 29, 2005 as an exhibit under item 7.01.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.

Date:	April 28, 2005	By:	/s/James O’Leary
		Name:	James O’Leary
Executive Vice President and
Chief Financial Officer