Form 10-Q
period 2005-06-30
BEAZER HOMES USA INC
filed 2005-07-28
CIK 915840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☒	NO	☐

Class	Outstanding at July 25, 2005

Common Stock, $0.001 par value	41,670,858 shares

BEAZER HOMES USA, INC.

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets, June 30, 2005 and September 30, 2004

Unaudited Condensed Consolidated Statements of Operations, Three and Nine Months Ended June 30, 2005 and 2004

Unaudited Condensed Consolidated Statements of Cash Flows, Nine Months Ended June 30, 2005 and 2004

Unaudited Consolidated Statements of Comprehensive Income, Three and Nine Months Ended June 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

ITEM 6	EXHIBITS

SIGNATURES

Part I.  Financial Information

Item 1.  Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	September 30,
	2005	2004

ASSETS
Cash and cash equivalents	$8,098	$320,880
Accounts receivable	133,617	70,574
Inventory
Owned inventory	2,762,962	2,089,330
Consolidated inventory not owned	224,032	254,765
Total inventory	2,986,994	2,344,095
Investments in and advances to unconsolidated joint ventures	72,980	44,748
Deferred tax assets	46,698	47,052
Property, plant and equipment, net	27,861	24,671
Goodwill	121,368	251,603
Other assets, net	70,050	45,839
Total assets	$3,467,666	$3,149,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$210,973	$123,287
Other payables and accrued liabilities	499,113	437,608
Obligations related to consolidated inventory not owned	173,202	219,042
Term loan	—	200,000
Senior notes (net of discount of $18,960 and $14,663 respectively)	1,211,040	915,337
Other notes payable	39,459	22,067
Total liabilities	2,133,787	1,917,341

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.001 and $.01 per share, 80,000,000 shares authorized, 41,670,858 and 53,605,047 issued and 41,670,858 and 41,191,419 outstanding, respectively)	42	536
Paid-in capital	517,863	593,392
Retained earnings	830,095	741,701
Treasury stock (0 and 12,413,628 shares)	—	(88,150)
Unearned compensation	(14,121)	(14,748)
Accumulated other comprehensive loss	—	(610)
Total stockholders’ equity	1,333,879	1,232,121
Total liabilities and stockholders’ equity	$3,467,666	$3,149,462

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Total revenue	$1,293,227	$1,009,279	$3,181,302	$2,695,968
Costs and expenses:
Home construction and land sales	963,699	801,865	2,456,111	2,145,834
Selling, general and administrative	150,891	111,176	363,555	300,400
Goodwill impairment charge	—	—	130,235	—
Operating income	178,637	96,238	231,401	249,734
Equity in income of unconsolidated joint ventures	2,951	813	3,150	1,748
Other income, net	987	786	4,987	3,803
Income before income taxes	182,575	97,837	239,538	255,285
Provision for income taxes	69,835	38,157	141,438	99,561
Net income	$112,740	$59,680	$98,100	$155,724

Weighted average number of shares (1):
Basic	40,497	39,960	40,400	39,932
Diluted	45,666	42,350	45,510	41,740

Net income per common share (1):
Basic	$2.78	$1.49	$2.43	$3.90
Diluted	$2.50	$1.42	$2.24	$3.74

Cash dividends per share (1)	$0.10	$0.03	$0.23	$0.10

(1)          Share and per share amounts for prior periods have been retroactively adjusted to reflect the effect of the Company’s March 2005 three-for-one stock split.

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$98,100	$155,724
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,311	12,100
Equity in earnings of unconsolidated joint ventures	(3,150)	(1,748)
Goodwill impairment charge	130,235	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(63,043)	19,321
Increase in inventory	(659,280)	(442,822)
Increase in other assets	(24,211)	(25,050)
Increase in trade accounts payable	19,607	27,582
Increase in other liabilities	62,846	36,027
Other changes	2,181	3,027
Net cash used in operating activities	(421,404)	(215,839)

Cash flows from investing activities:
Capital expenditures	(10,675)	(7,567)
Investments in unconsolidated joint ventures	(63,382)	(7,167)
Distributions from unconsolidated joint ventures	35,660	4,989
Net cash used in investing activities	(38,397)	(9,745)

Cash flows from financing activities:
Repayment of other notes payable	(9,443)	—
Net change in bank overdraft	68,079	—
Proceeds from Term Loan	—	200,000
Repayment of Term Loan	(200,000)	(200,000)
Proceeds from 6 7/8% Senior Notes	294,528	—
Proceeds from 6 1/2% Senior Notes	—	198,100
Proceeds from 4 5/8% Convertible Senior Notes	—	174,600
Proceeds from stock option exercises	3,561	1,749
Common share repurchases	—	(17,546)
Dividends paid	(9,706)	(4,091)
Debt issuance costs	—	(973)
Net cash provided by financing activities	147,019	351,839

(Decrease) increase in cash and cash equivalents	(312,782)	126,255
Cash and cash equivalents at beginning of period	320,880	73,372
Cash and cash equivalents at end of period	$8,098	$199,627

Supplemental cash flow information:
Interest paid	$102,863	$62,272
Income taxes paid	$144,300	$116,299
Supplemental disclosures of non-cash activities:
Consolidated inventory not owned	$—	$177,841
Land purchased through issuance of note payable	$26,680	$8,723

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$112,740	$59,680	$98,100	$155,724

Other comprehensive income:
Unrealized gain on interest rate swaps, net of related taxes	—	880	610	2,192

Comprehensive income	$112,740	$60,560	$98,710	$157,916

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (“Beazer Homes” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the Company’s opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements.  Certain items in prior period financial statements have been reclassified to conform to the current presentation.  For further information, refer to the Company’s audited consolidated financial statements appearing in Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

At the annual stockholders’ meeting held on February 3, 2005, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 30 million to 80 million shares and to change the par value of the common stock to $0.001 per share.  The Company’s Board of Directors subsequently approved a three-for-one stock split in February 2005.  The stock split was effected in the form of a stock dividend paid on March 22, 2005 to stockholders of record at the close of business on March 10, 2005.  All share and per share amounts (except par value) have been retroactively adjusted to reflect the split.  There was no net effect on stockholders’ equity as a result of the stock split.

(2) Goodwill Impairment Charge

During the quarter ended March 31, 2005, the Company recorded a $130.2 million non-cash, non tax-deductible impairment charge to write off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina.  The goodwill had been recorded as a result of the April 2002 acquisition of Crossmann Communities.  The fair value of each reporting unit is determined based on expected discounted future cash flows.  The forecasts and valuations of the respective divisions, along with weaker than anticipated local economies, particularly in the Midwest markets, and severe price competition, particularly at entry level price points, led the Company to conclude the goodwill was impaired in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142.

(3) Stock-Based Compensation

The Company accounts for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No compensation expense is recognized for stock options granted to employees because all stock options granted have exercise prices not less than the market value of the Company’s stock on the date of the grant.  Restricted stock granted to employees is valued based on the market price of the common stock on the date of the grant.

The Company accounts for stock awards issued to non-employees under the recognition and measurement principles of SFAS No. 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force Issue No. 96-18: “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  Stock options issued to non-employees are valued using the Black-Scholes option pricing model.  Restricted stock granted to non-employees is initially valued based on the market price of the common stock on the date of the grant.

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

The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$112,740	$59,680	$98,100	$155,724
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,073	1,209	5,172	3,316
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,868)	(2,034)	(7,890)	(5,500)
Pro forma net income	$111,945	$58,855	$95,382	$153,540
Earnings per share (1):
Basic - as reported	$2.78	$1.49	$2.43	$3.90
Basic - pro forma	$2.76	$1.47	$2.36	$3.85

Diluted - as reported	$2.50	$1.42	$2.24	$3.74
Diluted - pro forma	$2.49	$1.41	$2.20	$3.73

(1) Share and per share amounts for prior periods have been retroactively adjusted to reflect the effect of the Company’s March 2005 three-for-one stock split.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R) “Share-Based Payment”.  SFAS 123(R) requires the fair value of all share based payment transactions to be recognized in the financial statements.  As a result, upon adoption of SFAS 123(R), Beazer Homes will be required to recognize compensation expense for the fair value of employee stock options over the applicable vesting period.  The Company is currently assessing the impact of SFAS 123(R) on its condensed consolidated financial statements.  The Company does not expect SFAS 123(R) to significantly change its accounting for restricted stock awards or non-employee stock awards.

SFAS 123(R) is effective as of the beginning of the first fiscal year that begins after June 15, 2005, or October 1, 2005, the first day of Beazer Homes’ 2006 fiscal year.  SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date (“modified prospective application”). Upon adoption, prior periods may be, but are not required to be, restated.

In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.”  SAB No. 107 provides the SEC staff’s position regarding the implementation of SFAS No. 123(R).  SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment transactions.  The Company will be incorporating SAB No. 107 as part of its adoption of SFAS No. 123(R).

(4) Inventory

Inventory consists of (in thousands):

	June 30,	September 30,
	2005	2004
Homes under construction	$1,231,403	$847,517
Development projects in progress	1,373,636	1,105,933
Unimproved land held for future development	93,599	57,563
Model homes	64,324	78,317
Consolidated inventory not owned	224,032	254,765
	$2,986,994	$2,344,095

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction.  Excluding model homes, Beazer Homes had 312 completed homes (valued at $49.2 million) and 345 completed homes (valued at $51.3 million) at June 30, 2005 and September 30, 2004, respectively, that were not subject to a sales contract.

Development projects in progress consist principally of land and land improvement costs.  Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

Beazer Homes acquires certain lots by means of option contracts.   Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by the Company and the sellers.  Beazer Homes’ obligation with respect to options with specific performance provisions is included on the Company’s condensed consolidated balance sheets in other payables and accrued liabilities.  Under option contracts without specific performance obligations, the Company’s liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $276.1 million at June 30, 2005.  This amount includes letters of credit of approximately $39.1 million.

Below is a summary of amounts, net of cash deposits, committed under all options at June 30, 2005 (in thousands):

Aggregate Exercise Price of Options
Options with specific performance	$14,695
Options without specific performance	2,510,208
Total options	$2,524,903

Certain of the Company’s option contracts are with sellers who are deemed to be Variable Interest Entities (“VIEs”) under FASB Revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”).  FIN 46R defines a VIE as an entity with insufficient equity investment to finance its planned activities without additional financial support or an entity in which the equity investors lack certain characteristics of a controlling financial interest.  Pursuant to FIN 46R, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE is deemed to be the primary beneficiary of the VIE and must consolidate the VIE.

Beazer Homes has determined that it is the primary beneficiary of certain of these option contracts.  Beazer Homes’ risk is generally limited to the option deposits that the Company pays, and creditors of the sellers generally have no recourse to the general credit of the Company.  Although Beazer Homes does not have legal title to the optioned land, for those option contracts for which the Company is the primary beneficiary, the Company is required to consolidate the land under option at fair value.  Beazer Homes believes that the exercise prices of the option contracts approximate their fair value.  The Company’s consolidated balance sheets at June 30, 2005 and September 30, 2004 reflect consolidated inventory not owned of $224.0 million and $254.8 million, respectively.  Obligations related to consolidated inventory not owned totaled $173.2 million at June 30, 2005 and $219.0 million at September 30, 2004.  The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.   The above disclosures of amounts committed under options include the Company’s obligations related to consolidated inventory not owned.

(5) Investments in and Advances to Unconsolidated Joint Ventures

Beazer Homes participates in a number of land development joint ventures in which the Company has less than a controlling interest.  The Company’s joint ventures are generally entered into with developers and other homebuilders to develop finished lots for sale to the joint venture’s members and other third parties.  The Company’s interest in these joint ventures is accounted for under the equity method.  The Company recognizes its share of profits from the sale of lots to other buyers.  The Company’s share of joint venture profits from lots purchased from the joint ventures is deferred and treated as a reduction of the cost of the land purchased from the joint venture.  Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer.

Beazer Homes’ joint ventures typically obtain secured acquisition and development financing.  In some instances, Beazer Homes and the joint venture partners have provided varying levels of guarantees of debt of certain unconsolidated joint ventures.  At June 30, 2005 the Company had repayment guarantees of $10.4 million and loan-to-value maintenance guarantees of $66.7 million related to debt of unconsolidated joint ventures.  Repayment guarantees require the Company to repay its share of debt of unconsolidated joint ventures in the event the joint venture defaults on its obligations under the loans.  Loan-to-value maintenance guarantees only apply if an unconsolidated joint venture defaults on its loan arrangements and the value of the collateral is less than a specified percentage of the loan balance.  If the Company is required to repay its share of the venture’s borrowings to the extent such borrowings exceed a specified percentage of the value of the property securing the loan, the payment would be a capital contribution or loan to the venture.  At June 30, 2005 there were no funding obligations related to any loan-to-value maintenance guarantees.

(6) Interest

The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Capitalized interest in inventory, beginning of period	$52,280	$40,814	$44,121	$34,285
Interest incurred and capitalized	22,798	19,469	64,269	54,872
Capitalized interest amortized to cost of sales	(21,568)	(17,309)	(54,880)	(46,183)
Capitalized interest in inventory, end of period	$53,510	$42,974	$53,510	$42,974

(7) Earnings Per Share

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic:
Net income	$112,740	$59,680	$98,100	$155,724
Weighted average number of common shares outstanding	40,497	39,960	40,400	39,932
Basic earnings per share	$2.78	$1.49	$2.43	$3.90
Diluted:
Net income	$112,740	$59,680	$98,100	$155,724
Interest on convertible debt - net of taxes	1,331	301	3,993	301
Net income available to common shareholders	$114,071	$59,981	$102,093	$156,025
Weighted average number of common shares outstanding	40,497	39,960	40,400	39,932
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	3,499	820	3,499	204
Restricted stock	1,063	792	1,025	775
Options to acquire common stock	607	778	586	829
Diluted weighted average common shares outstanding	45,666	42,350	45,510	41,740
Diluted earnings per share	$2.50	$1.42	$2.24	$3.74

Basic and diluted earnings per share amounts and weighted average shares outstanding for prior periods have been retroactively restated to reflect the effect of the Company’s March 2005 three-for-one stock split.

In September 2004 the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 04-8: “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”).  The consensus was ratified by the FASB in October 2004.  EITF 04-8 requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Cos”) be included in diluted earnings per share computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price.  Prior to EITF 04-8, shares issuable upon conversion of Co-Cos were generally excluded from diluted earnings per share computations until the issuer’s stock price exceeded the contingent conversion price.   EITF 04-8, which applies to the Company’s 4 5/8 % Convertible Senior Notes issued in June 2004, was effective beginning with the first quarter of Beazer Homes’ 2005 fiscal year.  Restatement of prior period earnings per share amounts presented for comparative purposes is required.  The 4 5/8% Convertible Senior Notes were outstanding for a portion of the quarter ended June 30, 2004.  Diluted earnings per share have been retroactively restated to reflect the effect of the adoption of EITF 04-8 for the three and nine months ended June 30, 2004.  The impact of this adoption reduced diluted earnings per share by $0.02 for the quarter ended June 30, 2004 and $0.01 for the nine months ended June 30, 2004.

(8) Long Term Debt

The Company has a credit facility (the “Credit Facility”) with a group of banks.  The Credit Facility included a $550 million four-year revolving credit facility (the “Revolving Credit Facility”) and a $200 million four-year term loan (the “Term Loan”).  The Term Loan was repaid during the quarter ended June 30, 2005 with a portion of the proceeds from the Company’s $300 million 6 7/8% Senior Notes discussed below.  The Revolving Credit Facility matures in June 2008.  The Revolving Credit Facility bears interest at a variable rate based upon LIBOR or the alternate base rate of interest announced by the lead bank.  The Credit Facility contains various operating and financial covenants.

Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, entitled raw land, and accounts receivable.  At June 30, 2005, the Company had no borrowings outstanding under the Revolving Credit Facility, and had available borrowings of $453.0 million under the Revolving Credit Facility.

In June 2005, the Company issued $300 million aggregate principal amount of 6 7/8% Senior Notes due July 2015 (the “6 7/8% Senior Notes”) in a private placement pursuant to Rule 144A and Regulation S, promulgated under the Securities Act of 1933, as amended.  The 6 7/8% Senior Notes were issued at a price of 99.096% of their face amount (before underwriting discount and other issuance costs).  In July 2005, the Company issued an additional $50 million aggregate principal amount of the 6 7/8% Senior Notes in a private placement pursuant to Rule 144A, promulgated under the Securities Act of 1933, as amended.  The additional $50 million of 6 7/8% Senior Notes was issued at a price of 99.976% of their face amount (before underwriting discount and other issuance costs) and accrue interest from June 8, 2005 (the date of the original issuance of the 6 7/8% Senior Notes).  Interest on the 6 7/8% Senior Notes is payable semi-annually.  Beazer Homes may, at the Company’s option, redeem the 6 7/8% Senior Notes in whole or in part at any time after July 2010, initially at 103.438% of the principal amount, declining to 100% of the principal amount after July 2013.  The Company may redeem the 6 7/8% Senior Notes, in whole or in part, at any time before July 2010 at a redemption price equal to the principal amount thereof plus a “make-whole” premium, plus accrued and unpaid interest.  A portion of such notes may also be redeemed prior to July 2008 under certain conditions.

In June 2004, Beazer Homes issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”) in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended.  In August 2004, the Company filed a registration statement on Form S-3 with the SEC covering resales of the Convertible Senior Notes and the common stock issuable upon conversion.  The Convertible Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs).  Interest on the Convertible Senior Notes is payable semiannually.  The notes are convertible by holders into shares of Beazer Homes common stock at an initial conversion rate of 19.44 shares of Beazer Homes common stock per $1,000 principal amount (subject to adjustment for customary reasons), representing an initial conversion price of $51.44 per share of common stock (adjusted for the March 2005 three-for-one stock split).  The notes are convertible if the price of the Company’s common stock is equal to or greater than 120% of the conversion price for 20 of the last 30 consecutive trading days of a calendar quarter and under certain other circumstances as more fully described in Note 8 to the consolidated financial statements appearing in the Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Beazer Homes may, at the Company’s option, redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009, initially at 101.321% of the principal amount, declining to 100% of the principal amount after June 15, 2011.  Holders have the right to require the Company to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019 or if Beazer Homes undergoes a fundamental change, as defined.  In each case, the Company will pay a purchase price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to such purchase date.

In November 2003, the Company issued $200 million aggregate principal amount of 6 ½% Senior Notes due November 2013 (the “Original 2003 Notes”) in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended.  The Original 2003 Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs).  In May 2004 the Company completed an offer to exchange all of the outstanding Original 2003 Notes for an equal amount of 6 ½% Senior Notes due November 2013 (the “6 ½% Senior Notes”), which were registered under the Securities Act of 1933.  Interest on the 6 1/2% Senior Notes is payable semiannually.  Beazer Homes may, at the Company’s option, redeem the 6 1/2% Senior Notes in whole or in part at any time after November 2008, initially at 103.250% of the principal amount, declining to 100% of the principal amount after November 2011.  Beazer Homes may redeem the 6 1/2% Senior Notes, in whole or in part, at any time before November 2008 at a redemption price equal to the principal amount thereof plus a “make-whole” premium, plus accrued and unpaid interest.  A portion of such notes may also be redeemed prior to November 2006 under certain conditions.

In April 2002, the Company issued $350 million aggregate principal amount of 8 3/8% Senior Notes due April 2012 (the “Original Notes”) in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended.  In September 2002 the Company completed an offer to exchange all of the outstanding Original Notes for an equal amount of 8 3/8% Senior Notes due 2012 (the “8 3/8% Senior Notes”), which were registered under the Securities Act of 1933.  The terms of the 8 3/8% Senior Notes were substantially identical to the terms of the Original Notes.  The Original Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs).  Interest on the 8 3/8% Senior Notes is payable semiannually.  Beazer Homes may, at the Company’s option, redeem the 8 3/8% Senior Notes in whole or in part at any time after April 2007, initially at 104.188% of the principal amount, declining to 100% of the principal amount after April 2010.

In May 2001, Beazer Homes issued $200 million 8 5/8% Senior Notes due May 2011 (the “8 5/8% Senior Notes”) at a price of 99.178% of their face amount (before underwriting discount and other issuance costs).  Interest on the 8 5/8% Senior Notes is payable semiannually.  The Company may, at its option, redeem the 8 5/8% Senior Notes in whole or in part at any time after May 2006, initially at 104.3125% of the principal amount, declining to 100% of the principal amount after May 2009.

The Convertible Senior Notes, the 6 7/8% Senior Notes, the 6 1/2 % Senior Notes, the 8 3/8% Senior Notes and the 8 5/8% Senior Notes (collectively, the “Senior Notes”) are unsecured obligations ranking pari passu with all other existing and future senior indebtedness.  All of the Company’s significant subsidiaries are full and unconditional guarantors of the Senior Notes and the obligations under the Credit Facility, and are jointly and severally liable for obligations under the Senior Notes and the Credit Facility.  Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends.  At June 30, 2005, under the most restrictive covenants of each indenture, approximately $291.0 million of the Company’s retained earnings was available for cash dividends and for share repurchases.  Each indenture provides that, in the event of defined changes in control or if Beazer Homes’ consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, the Company is required to offer to repurchase certain specified amounts of outstanding Senior Notes.

The Company is exposed to fluctuations in interest rates.  From time to time, Beazer Homes has entered into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates related to $100 million of floating rate debt.  At September 30, 2004, Beazer Homes had swap agreements to effectively fix the interest rate on $100 million in floating rate debt.  As of September 30, 2004, the Company had recorded a cumulative after-tax other comprehensive loss of $610,000 as a result of the swap agreements.  The estimated fair value of the swap agreements, based on current market rates, approximated $1.0 million at September 30, 2004 and was included in other liabilities.  The swap agreements expired on December 20, 2004.

(9) Contingencies

Trinity Claims – Beazer Homes and certain of its subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to moisture intrusion and mold.  The Company has experienced a significant number of such claims in its Midwest region and particularly with respect to homes built by Trinity Homes LLC, a subsidiary which was acquired in the Crossmann acquisition in 2002.

As of June 30, 2005, there were eleven pending lawsuits related to such complaints received by Trinity.  All eleven suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate.  Additionally, a class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC.  The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004.

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

Beazer Homes’ warranty reserves at June 30, 2005 and September 30, 2004 include accruals for the Company’s estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion and mold, including a provision for legal fees.  Warranty reserves at June 30, 2005 also include accruals for class action claims received, pursuant to the settlement discussed above, from class members who had not previously contacted Trinity with complaints.

The following is a rollforward of total complaints received as of each balance sheet date:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Complaints outstanding at beginning of period	1,584	759	887	415
Complaints received during the period	20	142	774	486
Complaints resolved during the period	(42)	(17)	(99)	(17)
Complaints outstanding at end of the period	1,562	884	1,562	884

The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred.  Homes for which the Company receives complaints are classified into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.

As of June 30, 2005 and September 30, 2004, the Company accrued for its estimated cost to remediate homes that it had assessed and assigned to one of the above categories, as well as the Company’s estimated cost to remediate those homes for which a complaint had not been received, and for which an assessment had not yet been performed.  For purposes of the Company’s accrual, the Company has historically assigned homes not yet assessed to categories based on its expectations about the extent of damage and trends observed from the results of assessments performed to date.  In addition, beginning in the quarter ended March 31, 2005, the Company refined its cost estimation process to consider the subdivision of the claimant along with the categorization discussed above.  Once a home is categorized, detailed budgets are used as the basis to prepare the Company’s estimated costs to remediate such home.

During fiscal 2004, the Company initiated a program under which it offered to repurchase a limited number of homes from specific homeowners.  The program was concluded during the first quarter of fiscal 2005.  The Company has repurchased a total of 54 homes under the program.  During the three and nine months ended June 30, 2005, the Company sold one and four of the repurchased homes, respectively.  The remaining fifty homes were acquired for an aggregate purchase price of $16.5 million.  The accrual at June 30, 2005 includes the estimated costs to sell homes that the Company has repurchased, and the Company’s estimated losses on the sale of those homes, if any.

Changes in the accrual for Trinity moisture intrusion and related mold issues during the period were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$86,735	$24,095	$42,173	$9,200
Provisions	—	10,000	55,000	28,258
Payments	(2,814)	(3,342)	(13,252)	(6,705)
Balance at end of period	$83,921	$30,753	$83,921	$30,753

The accruals at June 30, 2005 represent the Company’s best estimates of the costs to resolve all asserted complaints.  Actual costs to assess and remediate homes in each category and subdivision, the extent of damage to homes not yet assessed, estimates of costs to sell repurchased homes, and losses on such sales could differ from the Company’s estimates.  As a result, the costs to resolve existing complaints could differ from the Company’s recorded accruals and have a material adverse effect on the Company’s earnings in the periods in which the matters are resolved.   Additionally, it is possible that the Company will incur additional losses related to these matters, including additional losses related to homes for which the Company has not yet received complaints.  However, the amount or range of such losses cannot be determined at this time.

Warranty Reserves – Beazer Homes provides a limited warranty (ranging from one to two years) of workmanship and materials with each of its homes. Such warranty covers defects in plumbing, electrical, heating, cooling and ventilating systems and construction defects. In addition, the Company provides a warranty (ranging from a minimum of ten years up to the period covered by the applicable statute of repose) with each home, covering construction defects only. Since Beazer Homes subcontracts its homebuilding work to subcontractors who generally provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors.

As noted above, the Company’s warranty reserves at June 30, 2005 and September 30, 2004 include accruals for Trinity moisture intrusion and related mold issues.  Warranty reserves are included in accrued expenses in the condensed consolidated financial statements.  The Company records reserves covering anticipated warranty expense for each home closed.  Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly.  While the Company believes that its warranty reserves are adequate, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve.

Changes in the Company’s warranty reserves, which include amounts related to the Trinity moisture intrusion and mold issues discussed above,  during the period are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance at beginning of period	$136,715	$61,727	$86,163	$40,473
Provisions	11,452	19,465	83,748	54,655
Payments	(11,130)	(10,486)	(32,874)	(24,422)
Balance at end of period	$137,037	$70,706	$137,037	$70,706

Other Contingencies - The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions, including relating to moisture intrusion and related mold claims, construction defects and product liability.  Certain of the liabilities resulting from these actions are covered by insurance.  With respect to certain general liability exposures, including construction defect, moisture intrusion and related mold claims and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances.  In particular, for construction defect liability there is a high degree of uncertainty relating to whether insurance coverage exists, when losses occur, the size of each loss, expectations for future interpretive rulings concerning contract provisions and the extent to which the assertion of these claims will expand geographically.  In the Company’s opinion, based on its current assessment, the ultimate resolution of these matters will not have a material adverse effect on Beazer Homes financial condition, results of operations, or cash flows.

(10) Income Taxes

A provision for income taxes for the nine month period ended June 30, 2005 has been recorded at an estimated effective income tax rate exclusive of the goodwill impairment charge as such charge is not tax deductible.  Beazer Homes’ effective income tax rate was 38.25% for the three month and nine month periods ended June 30, 2005, exclusive of the goodwill impairment charge as discussed in Note 2.  The Company’s effective tax rate was 39.0% for the three and nine month periods ended June 30, 2004.

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

Beazer Homes USA, Inc.

Condensed Consolidating Balance Sheet

June 30, 2005

(in thousands)

					Consolidated
	Beazer				Beazer
	Homes	Guarantor	Non-Guarantor	Eliminating	Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Entries	USA, Inc.
ASSETS
Cash and cash equivalents	$21,274	$(14,123)	$947	$—	$8,098
Accounts receivable	—	132,271	1,346	—	133,617
Owned inventory	—	2,753,573	—	9,389	2,762,962
Consolidated inventory not owned	—	224,032	—	—	224,032
Investments in and advances to unconsolidated joint ventures	—	72,980	—	—	72,980
Deferred tax assets	46,698	—	—	—	46,698
Property, plant and equipment, net	—	27,861	—	—	27,861
Goodwill	—	121,368	—	—	121,368
Investments in subsidiaries	1,465,729	—	—	(1,465,729)	—
Intercompany	998,304	(1,020,171)	21,867	—	—
Other assets, net	22,727	33,401	13,922	—	70,050
Total assets	$2,554,732	$2,331,192	$38,082	$(1,456,340)	$3,467,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$209,889	$1,084	$—	$210,973
Other payables and accrued liabilities	12,455	474,821	15,428	(3,591)	499,113
Intercompany	(2,642)	—	2,642	—	—
Obligations related to consolidated inventory not owned	—	173,202	—	—	173,202
Term loan	—	—	—	—	—
Senior notes (net of discount of $18,960)	1,211,040	—	—	—	1,211,040
Other notes payable	—	39,459	—	—	39,459
Total liabilities	1,220,853	897,371	19,154	(3,591)	2,133,787

Stockholders’ equity	1,333,879	1,433,821	18,928	(1,452,749)	1,333,879

Total liabilities and stockholders’ equity	$2,554,732	$2,331,192	$38,082	$(1,456,340)	$3,467,666

Beazer Homes USA, Inc.

Condensed Consolidating Balance Sheet

September 30, 2004

(in thousands)

					Consolidated
	Beazer				Beazer
	Homes	Guarantor	Non-Guarantor	Eliminating	Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Entries	USA, Inc.
ASSETS
Cash and cash equivalents	$392,110	$(71,569)	$339	$—	$320,880
Accounts receivable	—	70,237	337	—	70,574
Owned inventory	—	2,079,494	—	9,836	2,089,330
Consolidated inventory not owned	—	254,765	—	—	254,765
Investment in and advances to unconsolidated joint ventures	—	44,748	—	—	44,748
Deferred tax assets	47,052	—	—	—	47,052
Property, plant and equipment, net	—	24,671	—	—	24,671
Goodwill	—	251,603	—	—	251,603
Investments in subsidiaries	1,468,078	—	—	(1,468,078)	—
Intercompany	566,216	(583,038)	16,822	—	—
Other assets, net	19,432	17,881	8,526	—	45,839
Total assets	$2,492,888	$2,088,792	$26,024	$(1,458,242)	$3,149,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$123,174	$113	$—	$123,287
Other payables and accrued liabilities	146,473	276,242	11,057	3,836	437,608
Intercompany	(1,043)	—	1,043	—	—
Obligations related to consolidated inventory not owned	—	219,042	—	—	219,042
Term loan	200,000	—	—	—	200,000
Senior notes (net of discount of $14,663)	915,337	—	—	—	915,337
Other notes payable	—	22,067	—	—	22,067
Total liabilities	1,260,767	640,525	12,213	3,836	1,917,341

Stockholders’ equity	1,232,121	1,448,267	13,811	(1,462,078)	1,232,121

Total liabilities and stockholders’ equity	$2,492,888	$2,088,792	$26,024	$(1,458,242)	$3,149,462

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2005

(in thousands)

					Consolidated
	Beazer				Beazer
	Homes	Guarantor	Non-Guarantor	Eliminating	Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Entries	USA, Inc.

Total revenue	$—	$1,291,240	$1,987	$—	$1,293,227

Costs and expenses:
Home construction and land sales	22,798	940,901	—	—	963,699
Selling, general and administrative	—	151,649	472	(1,230)	150,891

Operating (loss) income	(22,798)	198,690	1,515	1,230	178,637
Equity in income of unconsolidated joint ventures	—	2,951	—	—	2,951
Other income, net	—	987	—	—	987
(Loss) Income before income taxes	(22,798)	202,628	1,515	1,230	182,575
Provision for income taxes	(8,720)	77,505	580	470	69,835
Equity in income of subsidiaries	126,818	—	—	(126,818)	—
Net income (loss)	$112,740	$125,123	$935	$(126,058)	$112,740

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2004

(in thousands)

					Consolidated
	Beazer				Beazer
	Homes	Guarantor	Non-Guarantor	Eliminating	Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Entries	USA, Inc.

Total revenue	$—	$1,008,359	$920	$—	$1,009,279

Costs and expenses:
Home construction and land sales	19,469	784,556	—	(2,160)	801,865
Selling, general and administrative	—	110,926	250	—	111,176

Operating (loss) income	(19,469)	112,877	670	2,160	96,238
Equity in income of unconsolidated joint ventures	—	813	—	—	813
Other income, net	—	786	—	—	786
(Loss) Income before income taxes	(19,469)	114,476	670	2,160	97,837
Provision for income taxes	(7,593)	44,646	262	842	38,157
Equity in income of subsidiaries	71,556	—	—	(71,556)	—
Net income (loss)	$59,680	$69,830	$408	$(70,238)	$59,680

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Operations

Nine Months Ended June 30, 2005

(in thousands)

					Consolidated
	Beazer				Beazer
	Homes	Guarantor	Non-Guarantor	Eliminating	Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Entries	USA, Inc.

Total revenue	$—	$3,176,381	$4,921	$—	$3,181,302

Costs and expenses:
Home construction and land sales	64,269	2,391,842	—	—	2,456,111
Selling, general and administrative	—	371,630	1,314	(9,389)	363,555
Goodwill impairment charge	—	130,235	—	—	130,235

Operating (loss) income	(64,269)	282,674	3,607	9,389	231,401
Equity in income of unconsolidated joint ventures	—	3,150	—	—	3,150
Other income, net	—	4,987	—	—	4,987
(Loss) income before income taxes	(64,269)	290,811	3,607	9,389	239,538
Provision for income taxes	(24,583)	161,050	1,380	3,591	141,438
Equity in income of subsidiaries	137,786	—	—	(137,786)	—
Net income (loss)	$98,100	$129,761	$2,227	$(131,988)	$98,100

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Operations

Nine Months Ended June 30, 2004

(in thousands)

					Consolidated
	Beazer				Beazer
	Homes	Guarantor	Non-Guarantor	Eliminating	Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Entries	USA, Inc.

Total revenue	$—	$2,691,461	$4,507	$—	$2,695,968

Costs and expenses:
Home construction and land sales	54,872	2,099,651	—	(8,689)	2,145,834
Selling, general and administrative	—	298,671	1,729	—	300,400

Operating (loss) income	(54,872)	293,139	2,778	8,689	249,734
Equity in income of unconsolidated joint ventures	—	1,748	—	—	1,748
Other income, net	—	3,858	(55)	—	3,803
(Loss) income before income taxes	(54,872)	298,745	2,723	8,689	255,285
Provision for income taxes	(21,400)	116,510	1,063	3,389	99,561
Equity in income of subsidiaries	189,196	—	—	(189,196)	—
Net income (loss)	$155,724	$182,235	$1,660	$(183,896)	$155,724

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended June 30, 2005

(in thousands)

					Consolidated
	Beazer				Beazer
	Homes	Guarantor	Non-Guarantor	Eliminating	Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Entries	USA, Inc.

Net cash used in operating activities	$(387,292)	$(32,863)	$(1,249)	$—	$(421,404)

Cash flows from investing activities:
Capital expenditures	—	(10,675)	—	—	(10,675)
Investments in unconsolidated joint ventures	—	(63,382)	—	—	(63,382)
Distributions from unconsolidated joint ventures	—	35,660	—	—	35,660
Net cash used by investing activities	—	(38,397)	—	—	(38,397)

Cash flows from financing activities:
Repayment of other notes payable	(9,443)	—	—	—	(9,443)
Net change in bank overdraft	68,079	—	—	—	68,079
Repayment of Term Loan	(200,000)	—	—	—	(200,000)
Proceeds from 6 7/8% Senior Notes	294,528	—	—	—	294,528
Proceeds from stock option exercises	3,561	—	—	—	3,561
Advances to/from subsidiaries	(130,563)	128,706	1,857	—	—
Dividends paid	(9,706)	—	—	—	(9,706)
Net cash provided by financing activities	16,456	128,706	1,857	—	147,019
(Decrease) increase in cash and cash equivalents	(370,836)	57,446	608	—	(312,782)
Cash and cash equivalents at beginning of period	392,110	(71,569)	339	—	320,880
Cash and cash equivalents at end of period	$21,274	$(14,123)	$947	$—	$8,098

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended June 30, 2004

(in thousands)

					Consolidated
	Beazer				Beazer
	Homes	Guarantor	Non-Guarantor	Eliminating	Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Entries	USA, Inc.

Net cash (used in) provided by operating activities	$(72,166)	$(145,698)	$2,025	$—	$(215,839)

Cash flows from investing activities:
Capital expenditures	—	(7,567)	—	—	(7,567)
Investments in unconsolidated joint ventures	—	(7,167)	—	—	(7,167)
Distributions from unconsolidated joint ventures	—	4,989	—	—	4,989
Net cash used by investing activities	—	(9,745)	—	—	(9,745)

Cash flows from financing activities:
Proceeds of Term Loan	200,000	—	—	—	200,000
Repayment of Term Loan	(200,000)	—	—	—	(200,000)
Proceeds from 6 1/2% Senior Notes	198,100	—	—	—	198,100
Proceeds from 4 5/8% Convertible Senior Notes	174,600				174,600
Proceeds from stock option exercises	1,749	—	—	—	1,749
Advances to/from subsidiaries	(114,453)	118,390	(3,937)	—	—
Common share repurchases	(17,546)				(17,546)
Dividends paid	(4,091)	—	—	—	(4,091)
Debt issuance costs	(973)	—	—	—	(973)
Net cash provided by (used in) financing activities	237,386	118,390	(3,937)	—	351,839
Increase (decrease) in cash and cash equivalents	165,220	(37,053)	(1,912)	—	126,255
Cash and cash equivalents at beginning of period	110,754	(40,079)	2,697	—	73,372
Cash and cash equivalents at end of period	$275,974	$(77,132)	$785	$—	$199,627

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:

Homebuilding:  Beazer Homes designs, sells and builds single-family homes in the following regions and states:

Southeast

West

Central

Mid-Atlantic

Midwest

Florida

Arizona

Texas

Maryland / Delaware

Indiana

Georgia

California

New Jersey / New York

Kentucky

Mississippi	Colorado	Pennsylvania	Ohio
North Carolina	Nevada	Virginia / West Virginia
South Carolina
Tennessee

Beazer Homes intends, subject to market conditions, to expand in its current markets and to consider entering new markets either through expansion from existing markets or through acquisitions of established regional homebuilders.  Beazer Homes seeks to be one of the five largest builders in each of the markets that Beazer Homes serves.

The Company designs its homes at various price points to appeal to homebuyers across various demographic segments.  Beazer Homes’ objective is to provide its customers at each price-point with homes that incorporate exceptional value and quality while seeking to maximize return on invested capital. To achieve this objective, Beazer Homes has developed a business strategy which focuses on the following elements:

Geographic Diversity and Growth Markets.  Beazer Homes competes in a large number of geographically diverse markets in an attempt to reduce its exposure to any particular regional economy.  Most of the markets in which the Company operates have experienced significant population growth in recent years.  Within these markets, Beazer Homes builds homes in a variety of projects.  The Company’s business strategy entails further increasing its market penetration across the geographically diverse markets in which it competes.

Leverage of National Brand.  In October 2003, Beazer Homes launched a branding strategy that is designed to build a unified consumer brand across all markets in which it operates. The Company’s new national branding strategy presents it as one company with one name, one logo, one message and one purpose. Beazer Homes believes that a national branding strategy will differentiate it from its competitors by promoting qualities that lead to good recommendations, referrals to family and friends, and repeat purchases by loyal customers. Beazer Homes feels that a strengthened, national brand identity will better position it to consistently address the needs of its customers across all of the Company’s markets.

Leverage Size, Scale and Capabilities to Achieve Optimal Efficiencies.  The Company has implemented specific profitability initiatives which focus on leveraging Beazer Homes’ size, scale and capabilities in order to achieve enhanced gross profit and operating profit margins.  These initiatives include:

•                  leveraging the Company’s size to create economies of scale in purchasing and construction;

•                  standardizing best practices and product designs;

•                  using branding and increased market penetration to maximize efficiency of land use; and

•                  leveraging its fixed cost infrastructure by increasing depth and breadth in markets where the Company has an established presence.

Quality Homes at Various Price-Points to Meet the Needs of Increasingly Diverse Homebuyers.  Beazer Homes seeks to maximize customer satisfaction by offering homes which incorporate quality materials, distinctive design features, convenient locations and competitive prices.  During the three and nine months ended June 30, 2005, the average sales price of the Company’s homes closed was approximately $272,700 and $264,800, respectively.  The Company’s product strategy entails addressing the needs of an increasingly diverse profile of buyers as evidenced by demographic trends including, among others, increased immigration, changing profiles of households, the aging of the baby-boomers, and the rise of the echo-boomers (children of the baby-boomers) into the ranks of homeownership.  Beazer Homes’ product offering is broken down into the following product categories:

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

In addition, Beazer Homes also offers homes to the ‘active-adult’ segment which are targeted to buyers over 55 years of age, in communities with special amenities.  The Company offers these homes within the Economy, Value and Style categories described above.  Within each product category, Beazer Homes seeks to provide exceptional value and to ensure an enjoyable customer experience.

Seasonality and Quarterly Variability The Company’s homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters.

Additional Products and Services for Homebuyers:  In order to maximize Beazer Homes’ profitability and provide its customers with the additional products and services that they desire, the Company has incorporated design centers and mortgage origination operations into its business.  Recognizing that its customers want to choose certain components of their new home, the Company offers limited customization through the use of design studios in most of its markets.  These design studios allow the customer to select certain non-structural customizations for their homes such as cabinetry, flooring, fixtures, appliances and wall coverings.  Additionally, recognizing the homebuyer’s desire to simplify the financing process, the Company originates mortgages on behalf of customers through Beazer Homes’ subsidiary Beazer Mortgage Corporation, or Beazer Mortgage. Beazer Mortgage originates, processes and brokers mortgages to third party investors.

Beazer Mortgage generally does not retain or service the mortgages that it brokers. Beazer Homes also provides title services to customers in many of the Company’s markets.

Critical Accounting Policies:  Some of the Company’s critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although Beazer Homes’ accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact.  Listed below are those policies that the Company believes are critical and require the use of complex judgment in their application.

Inventory Valuation

Housing projects and land held for development and sale are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may be impaired. The Company assesses these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses and other factors.  Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from those estimates.  The Company’s assumptions about future home sales prices and volumes require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. The Company continues to evaluate the carrying value of inventory and, based on historical results, believes that the existing estimation process is accurate and does not anticipate the process to materially change in the future.

Goodwill

Beazer Homes tests goodwill for impairment annually or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. For purposes of goodwill impairment testing, the Company compares the fair value of each reporting unit with its carrying amount, including goodwill. Each of the Company’s operating divisions is considered a reporting unit. The fair value of each reporting unit is determined based on expected discounted future cash flows.   If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired.  If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill.

Inherent in Beazer Homes’ fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and the Company’s strategic plans with regard to its operations.  A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of one or more reporting units to be less than their respective carrying amounts.  In addition, to the extent that there are significant changes in market conditions or overall economic conditions or the Company’s strategic plans change, it is possible that a future goodwill impairment charge could result, which could have a material effect on the Company’s financial position and results of operations.

Beazer Homes’ goodwill has been assigned to reporting units in different geographic locations.  Therefore, potential goodwill impairment charges resulting from changes in local market and/or local economic conditions or changes in the Company’s strategic plans may be isolated to one or a few of its reporting units.   However, the Company’s business is concentrated in the homebuilding industry and, as such, a widespread decline in the homebuilding industry or a significant deterioration of economic conditions could have a negative impact on the estimated fair value of a larger number of its reporting units.

During the quarter ended March 31, 2005 Beazer Homes obtained an independant valuation of its reporting units and recorded a $130.2 million non-cash non tax-deductible impairment charge to write off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina.  The goodwill had been recorded as a result of the April 2002 acquisition of Crossmann Communities.  The forecasts and valuations of the respective divisions, along with weaker than anticipated local economies, particularly in the Midwest markets, and severe price competition, particularly at entry level price points, led the Company to conclude the goodwill was impaired in accordance with the provisions of SFAS 142.

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

Warranty Reserves

Beazer Homes provides a limited warranty (ranging from one to two years) of workmanship and materials with each of its homes. Such warranty covers defects in plumbing, electrical, heating, cooling and ventilating systems and construction defects. In addition, the Company provides a warranty (ranging from a minimum of ten years up to the period covered by the applicable statute of repose) with each home, covering construction defects only. Since Beazer Homes subcontracts its homebuilding work to subcontractors who generally provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors.

Warranty reserves are included in accrued expenses in the consolidated financial statements.  The Company records reserves covering anticipated warranty expense for each home closed.  Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly.  Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim.  Based on our historical results, Beazer Homes believes that the existing estimation process is accurate and does not anticipate the process to materially change in the future.  The Company’s warranty reserves at June 30, 2005 and September 30, 2004 include accruals for Trinity moisture intrusion and related mold issues.  Our estimation process for such accruals is discussed in Note 9 to the Condensed Consolidated Financial Statements.  While the Company believes that its warranty reserves are adequate, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve.

RESULTS OF OPERATIONS:

The following presents certain operating and financial data for Beazer Homes (dollars in thousands):

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2005		2004	2005		2004
		%			%
	Amount	Change	Amount	Amount	Change	Amount
Number of new orders, net of cancellations:
Southeast region	1,875	13.2%	1,657	4,767	9.9%	4,336
West region	1,607	(11.8)	1,823	4,863	(5.8)	5,162
Central region	416	40.1	297	1,059	27.1	833
Mid-Atlantic region	514	20.4	427	1,582	38.0	1,146
Midwest region	790	18.8	665	1,715	(0.8)	1,728
Total	5,202	6.8	4,869	13,986	5.9	13,205

Number of closings:
Southeast region	1,491	11.3%	1,340	3,926	3.5%	3,794
West region	1,774	13.6	1,562	4,324	3.4	4,180
Central region	409	89.4	216	866	30.4	664
Mid-Atlantic region	439	7.3	409	1,175	7.4	1,094
Midwest region	518	(3.0)	534	1,516	(6.5)	1,621
Total	4,631	14.0	4,061	11,807	4.0	11,353

Total homebuilding revenue:
Southeast region	$330,307	25.6%	$263,076	$807,458	13.5%	$711,224
West region	579,962	25.6	461,671	1,450,339	21.1	1,197,948
Central region	64,858	82.2	35,603	139,777	31.6	106,190
Mid-Atlantic region	207,330	36.6	151,775	493,515	30.6	377,949
Midwest region	80,433	1.1	79,552	235,213	(2.5)	241,316
Total	$1,262,890	27.3	$991,677	$3,126,302	18.7	$2,634,627

Average sales price per home closed:
Southeast region	$221.5	12.8%	$196.3	$205.7	9.7%	$187.5
West region	326.9	10.6	295.6	335.4	17.0	286.6
Central region	158.6	(3.8)	164.8	161.4	0.9	159.9
Mid-Atlantic region	472.3	27.3	371.1	420.0	21.6	345.5
Midwest region	155.3	4.2	149.0	155.2	4.2	148.9
Company average	272.7	11.7	244.2	264.8	14.1	232.1

	June 30,
	2005		2004
		%
	Amount	Change	Amount

Backlog units at end of period:
Southeast region	3,470	21.2%	2,863
West region	3,679	12.5	3,269
Central region	622	10.1	565
Mid-Atlantic region	1,454	24.4	1,169
Midwest region	1,410	(0.1)	1,412
Total	10,635	14.6	9,278

Aggregate sales value of homes in backlog at end of period:	$3,121,702	35.4%	$2,304,705

Number of active subdivisions at end of period:
Southeast region	170	(10.1)%	189
West region	107	15.1	93
Central region	49	11.4	44
Mid-Atlantic region	62	12.7	55
Midwest region	133	5.6	126
Total	521	2.8	507

New Orders and Backlog: New orders increased by 6.8% during the three month period ended June 30, 2005, compared to the same period in the prior year. The growth in new home orders for the quarter resulted from increases in the Company’s Southeast, Central, Midwest and Mid-Atlantic regions, primarily in South Carolina, Texas, Ohio and Maryland.  This growth was partially offset by decreased orders in the West region, where strong order growth in Arizona, Colorado and Southern California was offset by declines in Nevada and Northern California.   The declines in these markets resulted primarily from certain entitlement issues which resulted in delayed community openings in addition to the Company’s overall focus on converting its backlog during the quarter.

New orders increased by 5.9% during the nine month period ended June 30, 2005, compared to the same period in the prior year driven primarily by increased orders in the Company’s Mid-Atlantic region (38.0%) and its Central region (27.1%) compared to the same nine-month period a year ago.  Orders declined by 5.8% in the Company’s West region, primarily attributable to declines in Northern California and Nevada.

The aggregate dollar value of homes in backlog at June 30, 2005 increased 35.4% from June 30, 2004, reflecting a 14.6% increase in the number of homes in backlog and an 18.2% increase in the average price of homes in backlog, from $248,400 at June 30, 2004 to $293,500 at June 30, 2005.  The increase in the number of homes in backlog is driven primarily by continued strong order trends in the Mid-Atlantic region, most of the Southeast region and Arizona and Southern California in the West region.  The increase in average price of homes in backlog is due to the Company’s ability to raise prices in most markets, particularly in the West, Mid-Atlantic and Southeast regions, as well as a greater proportion of backlog in the Mid-Atlantic region, where prices are generally higher compared to other regions, and a lower proportion of backlog in the Central and Midwest regions, where prices are generally lower.

Year-to-date performance in the Company’s Midwest and Charlotte markets continues to be disappointing despite moderate improvement in new orders for the current quarter, as soft economic conditions in these markets and a high degree of competition, particularly at entry level price points, continue to adversely impact results.

The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Details of revenues and certain expenses:
Revenues:
Home sales (1)	$1,262,890	$989,961	$3,126,302	$2,636,896
Land and lot sales	20,789	10,570	29,767	32,136
Mortgage origination revenue	13,708	11,531	35,872	35,971
Intercompany elimination - mortgage	(4,160)	(2,783)	(10,639)	(9,035)
Total revenue	$1,293,227	$1,009,279	$3,181,302	$2,695,968

Cost of home construction and land sales:
Home sales (1), (2)	$950,013	$794,875	$2,442,767	$2,125,202
Land and lot sales	17,846	9,773	23,983	29,667
Intercompany elimination - mortgage	(4,160)	(2,783)	(10,639)	(9,035)
Total cost of home construction and land sales	$963,699	$801,865	$2,456,111	$2,145,834

Selling, general and administrative:
Homebuilding operations	$141,315	$103,403	$337,564	$277,510
Mortgage origination operations	9,576	7,773	25,991	22,890
Total selling, general and administrative	$150,891	$111,176	$363,555	$300,400

Certain items as a percentage of revenues:
As a percentage of total revenue:
Costs of home construction and land sales (2)	74.5%	79.4%	77.2%	79.6%
Selling, general and administrative:
Homebuilding operations	10.9%	10.2%	10.6%	10.3%
Mortgage operations	0.7%	0.8%	0.8%	0.8%

As a percentage of home sales revenue:
Costs of home construction (2)	75.2%	80.3%	78.1%	80.6%

(1) Homebuilding revenues for the nine months ended June 30, 2004 reflect the recognition on a consolidated basis of $4.1 million of  revenues related to closings that occurred in fiscal 2003, but for which funding was not received until fiscal 2004.  During fiscal 2003, revenues and related cost of sales were not recognized on those closings where the buyers' initial investments were not sufficient to recognize profit at the time of closing.  We received funding on such closings pursuant to commitments from bond authority programs in fiscal 2004, at which time we recognized the revenues and related cost of sales.  Homebuilding revenues for the three and nine months ended June 30, 2004 also reflect the deferral on a consolidated basis of $1.8 million of revenues related to similar closings.

(2) The costs of home contruction for the nine months ended June 30, 2005, include charges of $55.0 million relating to construction defect claims from water intrusion at Trinity Homes LLC.  Similar charges were $10.0 million and $28.3 million for the three and nine months ended June 30, 2004, respectively.

Revenues: Revenues increased by 28.1% for the three months ended June 30, 2005 compared to the same period in the prior year.  Homes closed increased by 14.0% while the average sales price of homes closed increased by 11.7%.  Home closings increased in the Company’s Central region and in parts of the Mid-Atlantic, Southeast and West regions, notably Texas, Maryland, Arizona, Nevada and parts of South Carolina and Florida.  These increases were offset by soft economic conditions in parts of the Midwest region.  Average sales price increased in the Southeast, West, and Mid-Atlantic regions due primarily to strong demand and constraints on the supply of available housing in many of the Company’s markets.  Prices increased most significantly in the West and Mid-Atlantic regions, and particularly in Nevada and Virginia.

Revenues increased by 18.0% for the nine months ended June 30, 2005 compared to the same period in the prior year.  Homes closed increased by 4.0% while the average sales price of homes closed increased by 14.1%.  Home closings increased in the Company’s Mid-Atlantic and Central regions and in parts of the Southeast and West regions, notably parts of Florida, Tennessee, South Carolina, Arizona, Colorado and Southern California.  These increases were partially offset by declines in the Midwest and in Nevada and Northern California in the West region, Virginia in the Mid-Atlantic region, and parts of Florida and the Carolinas that were impacted by production delays associated with hurricane activity during the fourth quarter of fiscal 2004.  Average sales price increased in all regions due primarily to strong demand and constraints on the supply of available housing in many of the Company’s markets.  Year to date, prices increased most significantly in the West and Mid-Atlantic regions, and particularly in California, Nevada and Virginia.

Cost of Home Construction: The cost of home construction as a percentage of home sales revenue decreased by 510 basis points for the three month period ended June 30, 2005, compared to the same period of the prior year.  The decrease was primarily driven by a strong pricing environment in several markets and the execution of profit improvement and price point diversification initiatives in 2005. In addition, costs for the three month period ended June 30, 2004 included warranty costs of $10.0 million associated with construction defect claims from water intrusion at Trinity Homes LLC.  For further discussion of these additional warranty expenses, please refer to Note 9 of the condensed consolidated financial statements.

The cost of home construction as a percentage of home sales revenue decreased by 250 basis points for the nine month period ended June 30, 2005, compared to the same period of the prior year.   The decrease was driven by a strong pricing environment in several markets and the execution of profit improvement and price point diversification initiatives.  The resulting decrease was partially offset by the inclusion of warranty costs associated with construction defect claims from water intrusion at Trinity Homes LLC of $55.0 million, compared to $28.3 million in the same period a year ago.

Selling, General and Administrative Expense: The Company’s selling, general and administrative (“SG&A”) expense as a percentage of total revenues for the three months ended June 30, 2005 increased by 65 basis points compared to the same period of the prior year due primarily to increased headcount and incentive accruals to support the aforementioned revenue growth.

The Company’s selling, general and administrative (“SG&A”) expense as a percentage of total revenues for the nine months ended June 30, 2005 increased by 29 basis points compared to the same period of the prior year.

Goodwill Impairment Charge:  During the second quarter of fiscal 2005, Beazer Homes recorded a $130.2 million non-cash, non tax-deductible impairment charge to write off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina.  The goodwill had been recorded as a result of the April 2002 acquisition of Crossmann Communities.  The fair value of each reporting unit is determined based on expected discounted future cash flows.  The forecasts and valuations of the respective divisions, along with weaker than anticipated local economies, particularly in the Midwest markets, and severe price competition, particularly at entry level price points, led the Company to conclude the goodwill was impaired in accordance with the provisions of SFAS 142.

Income Taxes:  A provision for income taxes for the nine month period ended June 30, 2005 has been recorded at an estimated effective income tax rate exclusive of the goodwill impairment charge as such charge is not tax deductible.  Beazer Homes’ effective income tax rate was 38.25% for the three month and nine periods ended June 30, 2005.  The Company’s effective tax rate was 39.0% for the three and nine month periods ended June 30, 2004.

Recent Accounting Pronouncements:

In September 2004 the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 04-8: “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”).  The consensus was ratified by the FASB in October 2004.  EITF 04-8 requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Cos”) be included in diluted earnings per share computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price.  Prior to EITF 04-8, shares issuable upon conversion of Co-Cos were generally excluded from diluted earnings per share computations until the issuer’s stock price exceeded the contingent conversion price.   EITF 04-8, which applies to the Company’s 4 5/8% Convertible Senior Notes issued in June 2004, was effective beginning with the first quarter of Beazer Homes’ 2005 fiscal year.  Restatement of prior period earnings per share amounts presented for comparative purposes is required.  The 4 5/8% Convertible Senior Notes were outstanding for a portion of the quarter ended June 30, 2004.  Diluted earnings per share have been retroactively restated to reflect the effect of the adoption of EITF 04-8 for the three and nine months ended June 30, 2004.  Please refer to Note 7 of the condensed consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R) “Share-Based Payment”.  SFAS 123(R) requires the fair value of all share based payment transactions to be recognized in the financial statements.  As a result, upon adoption of SFAS 123(R), the Company will be required to recognize compensation expense for the fair value of employee stock options over the applicable vesting period.  The Company is currently assessing the impact of SFAS 123(R) on its condensed consolidated financial statements.  The Company does not expect SFAS 123(R) to significantly change the Company’s accounting for restricted stock awards or non-employee stock awards.

SFAS 123(R) is effective as of the beginning of the fiscal year reporting period that begins after June 15, 2005, the first quarter of the Company’s 2006 fiscal year.  SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date (“modified prospective application”). Upon adoption, prior periods may be, but are not required to be, restated.

In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.”  SAB No. 107 provides the SEC staff’s position regarding the implementation of SFAS No. 123(R).  SAB No. 107 contains interpretive guidance related to the interaction between

SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment transactions.  The Company is currently evaluating SAB No. 107 and will be incorporating it as part of the Company’s adoption of SFAS No. 123(R).

FINANCIAL CONDITION AND LIQUIDITY:

The Company has a credit facility (the “Credit Facility”) with a group of banks.  The Credit Facility included a $550 million four-year revolving credit facility (the “Revolving Credit Facility”) and a $200 million four-year term loan (the “Term Loan”).  The Term Loan was repaid during the quarter ended June 30, 2005 with a portion of the proceeds from the Company’s $300 million 6 7/8% Senior Notes discussed below.  The Revolving Credit Facility matures in June 2008.  The Revolving Credit Facility bears interest at a variable rate based upon LIBOR or the alternate base rate of interest announced by the lead bank.  The Credit Facility contains various operating and financial covenants.

Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, entitled raw land and accounts receivable.  At June 30, 2005, the Company had no borrowings outstanding under the Revolving Credit Facility, and had available borrowings of $453.0 million under the Revolving Credit Facility.

In June 2005, the Company issued $300 million aggregate principal amount of 6 7/8% Senior Notes due July 2015 (the “6 7/8% Senior Notes”) in a private placement pursuant to Rule 144A and Regulation S, promulgated under the Securities Act of 1933, as amended.  The 6 7/8% Senior Notes were issued at a price of 99.096% of their face amount (before underwriting discount and other issuance costs).  In July 2005, the Company issued an additional $50 million aggregate principal amount of the 6 7/8% Senior Notes in a private placement pursuant to Rule 144A, promulgated under the Securities Act of 1933, as amended.  The additional $50 million of 6 7/8% Senior Notes was issued at a price of 99.976% of their face amount (before underwriting discount and other issuance costs) and accrue interest from June 8, 2005 (the date of the original issuance of the 6 7/8% Senior Notes).  Interest on the 6 7/8% Senior Notes is payable semi-annually.  Beazer Homes may, at the Company’s option, redeem the 6 7/8% Senior Notes in whole or in part at any time after July 2010, initially at 103.438% of the principal amount, declining to 100% of the principal amount after July 2013.  The Company may redeem the 6 7/8% Senior Notes, in whole or in part, at any time before July 2010 at a redemption price equal to the principal amount thereof plus a “make-whole” premium, plus accrued and unpaid interest.  A portion of such notes may be redeemed prior to July 2008 under certain conditions.

In June 2004, Beazer Homes issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”) in a private placement pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended.  In August 2004, the Company filed a registration statement on Form S-3 with the SEC covering resales of the Convertible Senior Notes and the common stock issuable upon conversion.  The Convertible Senior Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs).  Interest on the Convertible Senior Notes is payable semiannually.  The notes are convertible by holders into shares of Beazer Homes common stock at an initial conversion rate of 19.44 shares of Beazer Homes common stock per $1,000 principal amount (subject to adjustment for customary reasons), representing an initial conversion price of $51.44 per share of common stock (adjusted for the March 2005 three-for-one stock split).  The notes are convertible if the price of the Company’s common stock is equal to or greater than 120% of the conversion price for 20 of the last 30 consecutive trading days of a calendar quarter and under certain other circumstances as more fully described in

Note 8 to the consolidated financial statements appearing in the Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Beazer Homes may, at the Company’s option, redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009, initially at 101.321% of the principal amount, declining to 100% of the principal amount after June 15, 2011.  Holders have the right to require the Company to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019 or if Beazer Homes undergoes a fundamental change, as defined.  In each case, the Company will pay a purchase price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to such purchase date.

In November 2003, the Company issued $200 million aggregate principal amount of 6 ½% Senior Notes due November 2013 (the “Original 2003 Notes”) in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended.  The Original 2003 Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs).  In May 2004 the Company completed an offer to exchange all of the outstanding Original 2003 Notes for an equal amount of 6 ½% Senior Notes due November 2013 (the “6 ½% Senior Notes”), which were registered under the Securities Act of 1933.  Interest on the 6 ½% Senior Notes is payable semiannually.  Beazer Homes may, at the Company’s option, redeem the 6 ½% Senior Notes in whole or in part at any time after November 2008, initially at 103.250% of the principal amount, declining to 100% of the principal amount after November 2011.  Beazer Homes may redeem the 6 ½% Senior Notes, in whole or in part, at any time before November 2008 at a redemption price equal to the principal amount  thereof plus a “make-whole” premium, plus accrued and unpaid interest.  A portion of such notes may also be redeemed prior to November 2006 under certain conditions.

In April 2002, the Company issued $350 million aggregate principal amount of 8 3/8% Senior Notes due April 2012 (the “Original Notes”) in a private placement pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended.  In September 2002 the Company completed an offer to exchange all of the outstanding Original Notes for an equal amount of 8 3/8% Senior Notes due 2012 (the “8 3/8% Senior Notes”), which were registered under the Securities Act of 1933.  The terms of the 8 3/8% Senior Notes were substantially identical to the terms of the Original Notes.  The Original Notes were issued at a price of 100% of their face amount (before underwriting discount and other issuance costs).  Interest on the 8 3/8% Senior Notes is payable semiannually.  Beazer Homes may, at the Company’s option, redeem the 8 3/8% Senior Notes in whole or in part at any time after April 2007, initially at 104.188% of the principal amount, declining to 100% of the principal amount after April 2010.

In May 2001, Beazer Homes issued $200 million 8 5/8% Senior Notes due May 2011 (the “8 5/8% Senior Notes”) at a price of 99.178% of their face amount (before underwriting discount and other issuance costs).  Interest on the 8 5/8% Senior Notes is payable semiannually.  The Company may, at its option, redeem the 8 5/8% Senior Notes in whole or in part at any time after May 2006, initially at 104.3125% of the principal amount, declining to 100% of the principal amount after May 2009.

The Convertible Senior Notes, the 6 7/8% Senior Notes, the 6 ½ % Senior Notes, the 8 3/8% Senior Notes and the 8 5/8% Senior Notes (collectively, the “Senior Notes”) are unsecured obligations ranking pari passu with all other existing and future senior indebtedness.  All of the Company’s significant subsidiaries are full and unconditional guarantors of the Senior Notes and the obligations under the Credit Facility, and are jointly and severally liable for obligations under the Senior Notes and the Credit Facility.  Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends.  At June 30, 2005, under the most restrictive covenants of each indenture, approximately $291.0 million of the Company’s retained earnings was available for cash dividends and for share repurchases.  Each indenture provides that, in the event of defined changes in control or if Beazer Homes’ consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, the Company is required to offer to repurchase certain specified amounts of outstanding Senior Notes.

During the third quarter, the Company’s obligations relating to senior notes and other notes payable changed due to the repayment of its Term Loan and issuance of $300 million of 6 7/8% Senior Notes, as discussed in Note 8 to the condensed consolidated financial statements.  The following summarizes our contractual debt obligations at June 30, 2005:

	Payments Due by Period (in Thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Senior notes and other notes payable	$1,269,459	14,433	20,526	4,500	1,230,000
Interest commitments under interest bearing notes	773,322	89,486	178,584	177,025	328,227

Total contractual cash obligations relating to debt	$2,042,781	103,919	199,110	181,525	1,558,227

The Company’s long term debt and other contractual obligations (principally operating leases) are further described in Notes 7, 8 and 10 to the consolidated financial statements which appear in the Beazer Homes’ Annual Report on Form 10-K for the year ended September 30, 2004.

In January 2000, the Company filed a $300 million universal shelf registration statement on Form S-3 with the Securities and Exchange Commission.  Pursuant to the filing, the Company may, from time to time over an extended period, offer new debt and/or equity securities.  The Company’s $200 million 8 5/8% Senior Notes were sold pursuant to this registration statement.  The timing and amount of future offerings, if any, will depend on market and general business conditions.

The Company believes that its cash and cash equivalents on hand and current borrowing capacity, together with anticipated cash flows from operations, is sufficient to meet liquidity needs for the foreseeable future.  There can be no assurance, however, that amounts available in the future from the Company’s sources of liquidity will be sufficient to meet future capital needs.  The amount and types of indebtedness that the Company may incur may be limited by the terms of the indentures governing its Senior Notes and its Term Loan and Revolving Credit Facility.  Beazer Homes continually evaluates expansion opportunities through acquisition of established regional homebuilders and such opportunities may require the Company to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

OFF-BALANCE SHEET ARRANGEMENTS:

Beazer Homes acquires certain lots by means of option contracts.   Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by the Company and the sellers.  Beazer Homes’ obligation with respect to options with specific performance provisions is included on the Company’s consolidated balance sheets in other payables and accrued liabilities.  Under option contracts without specific performance obligations, the Company’s liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $276.1 million at June 30, 2005.  This amount includes letters of credit of approximately $39.1 million.

Below is a summary of amounts, net of cash deposits, committed under all options at June 30, 2005 (in thousands):

Aggregate Exercise Price of Options
Options with specific performance	$14,695
Options without specific performance	2,510,208
Total options	$2,524,903

Certain of the Company’s option contracts are with sellers who are deemed to be Variable Interest Entities (“VIEs”) under FASB Revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”).  FIN 46R defines a VIE as an entity with insufficient equity investment to finance its planned activities without additional financial support or an entity in which the equity investors lack certain characteristics of a controlling financial interest.  Pursuant to FIN 46R, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE is deemed to be the primary beneficiary of the VIE and must consolidate the VIE.

Beazer Homes has determined that it is the primary beneficiary of certain of these option contracts.  Beazer Homes’ risk is generally limited to the option deposits that the Company pays, and creditors of the sellers generally have no recourse to the general credit of the Company.  Although Beazer Homes does not have legal title to the optioned land, for those option contracts for which the Company is the primary beneficiary, the Company is required to consolidate the land under option at fair value.  Beazer Homes believes that the exercise prices of the option contracts approximate their fair value.  The Company’s consolidated balance sheets at June 30, 2005 and September 30, 2004 reflect consolidated inventory not owned of $224.0 million and $254.8 million, respectively.  Obligations related to consolidated inventory not owned totaled $173.2 million at June 30, 2005 and $219.0 million at September 30, 2004.  The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.   The above disclosures of amounts committed under options include the Company’s obligations related to consolidated inventory not owned.

Beazer Homes participates in a number of land development joint ventures in which the Company has less than a controlling interest.  The Company’s joint ventures are typically entered into with developers and other homebuilders to develop finished lots for sale to the joint venture’s members and other third parties.  The

Company’s interest in these joint ventures is accounted for under the equity method.  The Company recognizes its share of profits from the sale of lots to other buyers.  The Company’s share of profits from lots purchased from the joint ventures is deferred and treated as a reduction of the cost of the land purchased from the joint venture.  Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer.

Beazer Homes’ joint ventures generally obtain secured acquisition and development financing.  In some instances, Beazer Homes and the joint venture partners have provided varying levels of guarantees of debt of the unconsolidated joint ventures.  At June 30, 2005 the Company had repayment guarantees of $10.4 million and loan-to-value maintenance guarantees of $66.7 million related to debt of unconsolidated joint ventures.  Repayment guarantees require the Company to repay its share of debt of unconsolidated joint ventures in the event the joint venture defaults on its obligations under the loans.  Loan-to-value maintenance guarantees may require the Company to repay its share of the venture’s borrowings to the extent such borrowings exceed a specified percentage of the value of the property securing the loan.  At June 30, 2005, there were no funding obligations related to any loan-to-value maintenance guarantees.

OUTLOOK:

Record backlog coupled with expectations of continued strength in the housing market and continued execution of the strategic initiatives that utilize size, scale and capabilities to achieve greater profitability and increased market penetration gives us confidence in the Company’s future growth opportunities.  As such, Beazer Homes is raising its outlook for earnings per share from a range of $7.00 - $7.25 to a range of $8.00 - $8.25 in fiscal 2005 excluding the goodwill impairment charge recorded in the second quarter but taking into account the charges associated with the class action settlement for Trinity Homes in the first half of the year.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements represent the Company’s expectations or beliefs concerning future events, and it is possible that the results described in this quarterly report will not be achieved.  These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or other similar words or phrases.  All forward-looking statements are based upon information available to us on the date of this quarterly report.  Except as may be required under applicable law, the Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this annual report in the sections captioned “Outlook” and “Financial Condition and Liquidity.”  Additional information about factors that could lead to material changes in performance is contained in the Company’s filings with the Securities and Exchange Commission.  Such factors may include:

•                  economic changes nationally or in local markets;

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

•                  terrorist acts and other acts of war;

•                  changes in consumer confidence;

•                  delays or difficulties in implementing initiatives to reduce production and overhead cost structure;

•                  delays in land development or home construction resulting from adverse weather conditions;

•                  potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations, or governmental policies and possible penalties for failure to comply with such laws, regulations and governmental policies;

•                  changes in accounting policies, standards, guidelines or principles, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board;

•                  the failure of the Company’s improvement plan for the Midwest and strategies to broaden target price points and lessen dependence on the entry-level segment in certain markets to achieve desired results; or

•                  other factors over which the Company has little or no control.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence if unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Beazer Homes is exposed to a number of market risks in the ordinary course of business.  The Company’s primary market risk exposure for financial instruments relates to fluctuations in interest rates.  The Company does not believe its exposure in this area is material to cash flows or earnings.  From time to time, the Company has entered into interest rate swap agreements to manage interest costs and hedge against risks associated with fluctuating interest rates with respect to floating rate debt.  The Company does not enter into or hold derivatives for trading or speculative purposes.  As of June 30, 2005, the Company has no floating rate debt outstanding, and the Company is not a party to any interest rate swap agreements.

Item 4.  Controls and Procedures

As of June 30, 2005, the end of the period covered by this report on Form 10-Q, an evaluation was performed under the supervision and with the participation of Beazer Homes’ management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, Beazer Homes’ management, including the CEO and CFO, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that required information will be disclosed on a timely basis in its reports filed under the Exchange Act.  Further, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in a manner to allow timely decisions regarding the required disclosure.  No changes in Beazer Homes’ internal control over financial reporting were identified during the evaluation described above that occurred during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 2005, the Company’s subsidiary, Trinity Homes LLC, had received 1,753 construction defect and warranty complaints related to moisture intrusion and mold.  As of June 30, 2005, there were eleven pending lawsuits with individuals related to these complaints.  One additional class action suit, Christopher J. Colon and Mary A. Colon v. Trinity Homes LLC and Beazer Homes Investment Corp. (formerly filed as Gary Harmon and Sheri Harmon v. Trinity Homes LLC and Beazer Homes Investment Corp.) was filed in Hamilton County Superior Court in the State of Indiana on August 19, 2003 against Trinity and Beazer Homes Investment Corp., another one of the Company’s subsidiaries and Trinity’s parent.  As part of that case, the plaintiffs asserted that Trinity and Beazer Homes Investment Corp. violated applicable building codes. The parties in the class action engaged in a series of mediation conferences which resulted in a settlement among the parties. The Court approved the settlement agreement on October 20, 2004.

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

In November 2003, Beazer Homes received a request for information from the United States Environmental Protection Agency (the “EPA”) pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of the Company’s projects completed or under construction.  The EPA has since requested information on additional projects and has conducted site inspections at a number of locations.  In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices.  As of June 30, 2005, no monetary penalties have been imposed in connection with such Administrative Orders.  The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated.  Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions, including relating to moisture intrusion and related mold claims, construction defects and product liability.  Certain of the liabilities resulting from these actions are covered by insurance.  With respect to certain general liability exposures, including construction defect, moisture intrusion and related mold claims and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances.  In particular, for construction defect liability there is a high degree of uncertainty relating to whether insurance coverage exists, when losses occur, the size of each loss, expectations for future interpretive rulings concerning contract provisions and the extent to which the assertion of these claims will expand geographically.  In the Company’s opinion, based on its current assessment, the ultimate resolution of these matters will not have a material adverse effect on Beazer Homes’ financial condition, results of operations or cash flows.

Item 6.    Exhibits

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

Beazer Homes USA, Inc.

Date:	July 28, 2005	By:	/s/James O’Leary
		Name:	James O’Leary
Executive Vice President and
Chief Financial Officer