Form 10-K
period 2005-09-30
BEAZER HOMES USA INC
filed 2005-12-09
CIK 915840

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12822
Beazer Homes USA, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	58-2086934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Abernathy Road, Suite 1200, Atlanta, Georgia 30328
(Address of principal executive offices) (Zip code)

(Registrant's telephone number including area code) (770) 829-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities	Exchanges on which Registered
Common Stock, $.001 par value per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Act). Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Act). Yes ☐  No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant
(40,415,652 shares) as of March 31, 2005, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $2,015,124,409.
The number of shares outstanding of the registrant’s Common Stock as of November 30, 2005 was 41,192,244.

DOCUMENTS INCORPORATED BY REFERENCE
Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders	III

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

We design, sell and build primarily single-family homes in the following locations within the United States:

Region/State	Market(s) / Year Entered

Southeast Region:
Florida	Jacksonville (1993), Fort Myers/Naples (1996), Tampa/St. Petersburg (1996), Orlando (1997), Sarasota (2005)
Georgia	Atlanta (1985), Savannah (2005)
North Carolina	Charlotte (1987), Raleigh/Durham (1992), Greensboro (1999)
South Carolina	Charleston (1987), Columbia (1993), Myrtle Beach (2002)
Tennessee/Mississippi	Nashville (1987), Memphis (2002), Northern Mississippi (2002)

West Region:
Arizona	Phoenix (1993)
California	Los Angeles County (1993), Orange County (1993), Riverside and San Bernardino Counties (1993), San Diego County (1992), Ventura County (1993), Sacramento (1993), Fresno (2005)
Colorado	Denver (2001), Colorado Springs (2003)
New Mexico	Albuquerque (2005)
Nevada	Las Vegas (1993)

Central Region:
Texas	Dallas/Ft. Worth (1995), Houston (1995)

Mid-Atlantic Region:
Maryland/Delaware	Baltimore (1998), Metro-Washington, D.C. (1998), Delaware (2003)
New Jersey/New York/Pennsylvania	Central and Southern New Jersey (1998), Bucks County, PA (1998), Orange County, NY (2005)
Virginia/West Virginia	Fairfax County (1998), Loudoun County (1998), Prince William County (1998), West Virginia (2004)

Midwest Region:
Indiana	Indianapolis (2002), Ft. Wayne (2002)
Kentucky	Lexington (2002)
Ohio	Columbus (2002), Cincinnati/Dayton (2002)

We design our homes at various price points to appeal to homebuyers across various demographic segments. Our objective is to provide our customers at each price point with homes that incorporate exceptional value and quality while seeking to maximize our return on invested capital. To achieve this objective, we have developed a business strategy which focuses on the following elements:

Geographic Diversity and Growth Markets. We compete in a large number of geographically diverse markets in an attempt to reduce our exposure to any particular regional economy. Within these markets, we build homes in a variety of projects. Our business strategy entails further increasing our market penetration and investing in our most profitable markets.

Index

Leverage of National Brand. Our national branding strategy presents us as one company with one name, one logo, one message and one purpose. We feel that this strengthened national brand identity better positions us to consistently address the needs of our customers across all of our markets.

Leverage Size, Scale and Capabilities to Achieve Optimal Efficiencies. We have implemented specific profitability initiatives which focus on leveraging our size, scale and capabilities in order to achieve enhanced gross profit and operating profit margins. These initiatives include:

▪	leveraging our size to create economies of scale in purchasing and construction;
▪	standardizing best practices and product designs;
▪	using branding and increased market penetration to maximize efficiency of land use; and
▪	leveraging our fixed cost infrastructure by increasing depth and breadth in markets where we have an established presence.

Quality Homes at Various Price Points to Meet the Needs of Increasingly Diverse Homebuyers. We seek to maximize customer satisfaction by offering homes which incorporate quality materials, distinctive design features, convenient locations and competitive prices. During fiscal year 2005, the average sales price of our homes closed was approximately $271,300. Our product strategy entails addressing the needs of an increasingly diverse profile of buyers as evidenced by demographic trends including, among others, increased immigration, changing profiles of households, the aging of the baby-boomers, and the rise of the echo-boomers (children of the baby-boomers) into the ranks of homeownership. Our product offering is broken down into the following product categories:

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

In addition, we also offer homes to the ‘active adult’ segment which is targeted to buyers over 55 years of age, in communities with special amenities. We offer these homes within the Economy, Value and Style categories described above.

Additional Products and Services for Homebuyers. In order to maximize our profitability and provide our customers with the additional products and services that they desire, we have incorporated design studios and mortgage origination operations into our business. Recognizing that our customers want to choose certain components of their new home, we offer limited customization through the use of design studios in most of our markets. These design studios allow the customer to select certain non-structural customizations for their homes such as cabinetry, flooring, fixtures, appliances and wall coverings. Additionally, recognizing the homebuyer's desire to simplify the financing process, we originate mortgages on behalf of our customers through our subsidiary Beazer Mortgage Corporation, or Beazer Mortgage. Beazer Mortgage originates, processes and brokers mortgages to third-party investors. Beazer Mortgage generally does not retain or service the mortgages that it brokers. Beginning in the second or third quarter of fiscal year 2006, Beazer Mortgage will finance our mortgage lending activities with borrowings under a new warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors.  We also provide title services to our customers in many of our markets.

Conservative Land Policies. We seek to maximize our return on capital by judiciously managing our investment in land. To reduce the risks associated with investments in land, we often use options to control land. We generally do not speculate in land which is not subject to entitlements providing basic development rights to the owner.

Index

Company History

In March 1994, we completed a concurrent initial public offering of common stock and issuance of senior notes (the “IPO”). Prior to our IPO, we were an indirect wholly owned subsidiary of Hanson PLC (“Hanson”), a company registered in the United Kingdom. Hanson currently does not hold any investment, or ongoing interest, in us.

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

We generally seek to differentiate ourselves from our competition in a particular market with respect to customer service and product type. We maintain the flexibility to alter our product mix within a given market, depending on market conditions. In determining our product mix, we consider demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market. Although some of our Value and Style homes are priced at the upper end of the market, and we offer a selection of amenities, we generally do not build "custom homes." We attempt to maximize efficiency by using standardized design plans whenever possible.

The following table summarizes certain operating information regarding our markets as of and for the year ended September 30, 2005 (dollars in thousands):

State	Number of Active Subdivisions	Number of Homes Closed	Average Closing Price	Units in Backlog at Year End	Dollar Value of Backlog at Year End
Arizona/New Mexico	30	1,662	$234.1	1,348	$385,513
California	40	2,572	420.8	917	393,464
Colorado	22	544	336.3	123	43,462
Florida	34	2,236	267.6	1,259	401,309
Georgia	22	780	235.2	180	51,844
Indiana	85	1,395	142.0	951	149,990
Kentucky	6	154	158.0	94	16,823
Maryland/Delaware	24	606	372.2	480	169,788
Nevada	14	1,452	327.4	729	269,918
New Jersey/NewYork/ Pennsylvania	13	477	372.7	215	87,150
North and South Carolina	79	2,536	167.5	1,359	246,313
Ohio	45	704	184.3	289	54,548
Tennessee/Mississippi	25	814	199.7	276	68,910
Texas	51	1,427	161.8	515	82,537
Virginia/West Virginia	28	787	555.7	498	300,175
Total Company	518	18,146	$271.3	9,233	$2,721,744

Our homebuilding and marketing activities are conducted under the name of Beazer Homes in each of our markets.

Index

Corporate Operations

We perform the following functions at a centralized level:

•	evaluate and select geographic markets;
•	allocate capital resources to particular markets for land acquisitions;
•	maintain and develop relationships with lenders and capital markets to regulate the flow of financial resources;
•	maintain centralized information systems; and
•	monitor the operations of our subsidiaries and divisions.

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

Structurally, we operate through separate divisions, which are generally located within the areas in which they operate. In addition, each division is equipped with the skills to complete the functions of land acquisition, land entitlement, land development, construction, marketing, sales and product service.

Land Acquisition and Development

Generally, the land we acquire is purchased only after necessary entitlements have been obtained so that we have the right to begin development or construction as market conditions dictate. In certain situations, we will purchase property without all necessary entitlements where we perceive an opportunity to build on such property in a manner consistent with our strategy. The term "entitlements" refers to subdivision approvals, development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give a developer the right to obtain building permits upon compliance with conditions that are usually within the developer's control. Although entitlements are ordinarily obtained prior to the purchase of land, we are still required to obtain a variety of other governmental approvals and permits during the development process.

We select our land for development based upon a variety of factors, including:

•	internal and external demographic and marketing studies;
•	suitability for development during the time period of one to five years from the beginning of the development process to the last closing;
•	centralized corporate-level management review of all decisions;
•	financial review as to the feasibility of the proposed project, including profit margins and returns on capital employed;
•	the ability to secure governmental approvals and entitlements;
•	environmental and legal due diligence;
•	competition in the area;
•	proximity to local traffic corridors and amenities; and
•	management's judgment as to the real estate market and economic trends and our experience in a particular market.

We generally purchase land or obtain an option to purchase land, which, in either case, requires certain site improvements prior to construction. Where required, we then undertake or, in the case of land under option, the grantor of the option then undertakes, the development activities (through contractual arrangements with local developers), which include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage and recreational facilities and other amenities. When available in certain markets, we also buy finished lots that are ready for construction.

Index

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

The development and construction of each project is managed by our operating divisions, each of which is generally led by a president who, in turn, reports directly or indirectly to our Chief Operating Officer. At the development stage, a manager (who may be assigned to several projects and reports to the president of the division) supervises development of buildable lots. In addition, a builder is responsible for each project site to supervise actual construction, and each division has one or more customer care and marketing representatives assigned to projects operated by that division.

The following table sets forth, by state, land controlled by us as of September 30, 2005:

	Lots Owned
	Undeveloped Lots(1)	Lots Under Development	Finished Lots	Homes Under Construction(2)	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled
Southeast Region:
Georgia	-	498	267	235	1,000	1,784	2,784
Florida	353	2,929	1,283	1,159	5,724	5,611	11,335
North and South Carolina	60	2,565	1,146	1,136	4,907	8,721	13,628
Tennessee/Mississippi	-	1,073	132	427	1,632	2,010	3,642
West Region:
Arizona/New Mexico	-	1,187	913	816	2,916	8,315	11,231
California	-	4,454	159	869	5,482	7,319	12,801
Colorado	-	541	117	246	904	1,834	2,738
Nevada	-	1,847	504	615	2,966	1,468	4,434
Central Region:
Texas	670	2,983	1,840	640	6,133	1,837	7,970
Mid-Atlantic Region:
Maryland/Delaware	-	1,138	294	344	1,776	4,620	6,396
New Jersey/New York/ Pennsylvania	-	167	384	245	796	4,880	5,676
Virginia/West Virginia	41	735	208	261	1,245	3,405	4,650
Midwest Region:						-
Indiana	1,020	4,046	2,215	725	8,006	4,246	12,252
Kentucky	-	471	37	107	615	452	1,067
Ohio	1,628	1,073	921	340	3,962	1,828	5,790
Total	3,772	25,707	10,420	8,165	48,064	58,330	106,394

(1)	“Undeveloped Lots” consists of raw land that is expected to be developed into the respective number of lots reflected in this table.
(2)	The category “Homes Under Construction” represents lots on which construction of a home has commenced.

Option Contracts. We acquire certain lots by means of option contracts. Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a certain price. Our option contracts generally have expiration periods ranging from one to 60 months.

Under option contracts, both with and without specific performance, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance is included on our consolidated balance sheet in other liabilities at September 30, 2005. At September 30, 2005, we are committed to future amounts under option contracts with specific performance obligations that aggregated $10.4 million, net of cash deposits. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $332.4 million at September 30, 2005. This amount includes non-refundable letters of credit of approximately $35.0 million. At September 30, 2005, future amounts under option contracts without specific performance obligations aggregated approximately $2.8 billion, net of cash deposits.

Index

Construction

We act as the general contractor for the construction of our projects. Our project development operations are controlled by our subsidiaries and divisions, whose employees supervise the construction of each project, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes. We specify that quality, durable materials be used in the construction of our homes. Our subcontractors follow design plans prepared by architects and engineers who are retained by us and whose designs are geared to the local market. Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price. Agreements with our subcontractors and materials suppliers are generally entered into after competitive bidding. In connection with this competitive bid process, we obtain information from prospective subcontractors and vendors with respect to their financial condition and ability to perform their agreements with us. We do not maintain significant inventories of construction materials, except for materials being utilized for homes under construction. We have numerous suppliers of raw materials and services used in our business, and such materials and services have been, and continue to be, available. Material prices may fluctuate, however, due to various factors, including demand or supply shortages, which may be beyond the control of our vendors. From time to time we enter into regional and national supply contracts with certain of our vendors. We believe that our relationships with our suppliers and subcontractors are good.

Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. At September 30, 2005, we had 1,112 finished homes (excluding models), of which 698 were sold and included in backlog at such date.

Warranty Program

For homes sold through March 31, 2004 (and in certain markets through July 31, 2004), we self-insured our structural warranty obligations through our wholly owned risk retention group. Beginning with homes sold April 1, 2004 (August 1, 2004 in certain markets), our warranties are issued, administered, and insured by independent third parties. Under the current program, we provide a variety of construction defect warranties for our homes, ranging from a minimum of ten years up to the period covered by the applicable statute of repose, whichever is greater.

We provide a one to two year limited warranty of workmanship and materials with each of our homes, which generally includes home visits with the customer during the first year following the purchase of a home. We subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work and, therefore, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors. In addition, the first year of our warranty covers defects in plumbing, electrical, heating, cooling and ventilation systems, and construction defects; the second year of such warranty covers construction defects and certain defects in plumbing, electrical, heating, cooling and ventilation systems of the home (exclusive of defects in appliances, fixtures and equipment); and the remaining years of protection cover only construction defects.

In addition, we maintain third-party insurance for most construction defects that we encounter in the normal course of business. We believe that our accruals and third-party insurance are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation.

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

Index

Marketing and Sales

We make extensive use of advertising and other promotional activities, including our website (http://www.beazer.com), mass-media advertisements, brochures, direct mail and the placement of strategically located signboards in the immediate areas of our developments.

We normally build, decorate, furnish and landscape between one and five model homes for each project and maintain on-site sales offices. At September 30, 2005, we maintained 683 model homes, of which 490 were owned and 193 were leased from third parties pursuant to sale and leaseback agreements. We believe that model homes play a particularly important role in our marketing efforts.

We generally sell our homes through commissioned employees (who typically work from the sales offices located at the model homes used in the subdivision) as well as through independent brokers. Our personnel are available to assist prospective homebuyers by providing them with floor plans, price information and tours of model homes, and in connection with the selection of options. The selection of interior features is a principal component of our marketing and sales efforts. Sales personnel are trained by us and attend periodic meetings to be updated on sales techniques, competitive products in the area, the availability of financing, construction schedules and marketing and advertising plans, which management believes results in a sales force with extensive knowledge of our operating policies and housing products. Our policy also provides that sales personnel be licensed real estate agents where required by law. We also build a number of homes for which no signed sales contract exists at the time of commencement of construction. The use of an inventory of such homes is necessary to satisfy the requirements of relocated personnel and of independent brokers, who often represent customers who require a completed home within 60 days. At September 30, 2005, excluding models, we had 2,046 homes at various stages of completion (of which 414 were completed) for which we had not received a sales contract.

We sometimes use various sales incentives in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.

Customer Financing

We provide customer financing through Beazer Mortgage.  Beazer Mortgage provides mortgage origination services only, and generally does not retain or service the mortgages that it originates.  Through September 30, 2005, these mortgages were generally funded by one of a network of mortgage lenders. Beginning in the second or third quarter of fiscal year 2006, Beazer Mortgage will finance our mortgage lending activities with borrowings under a new warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors. Beazer Mortgage can provide qualified homebuyers numerous financing options, including a wide variety of conventional, FHA and VA financing programs.  In certain situations, we will seek to assist our homebuyers in obtaining financing from outside mortgage lenders and, in certain limited circumstances, we may attempt to minimize potential risks relating to the availability of customer financing by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time.  Because substantially all homebuyers utilize long-term mortgage financing to purchase a home, adverse economic conditions, increases in unemployment and high mortgage interest rates may deter and eliminate a substantial number of potential homebuyers from our markets in the future. In addition, we provide title services to our homebuyers in many of our markets.

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

Index

•	our experience within our geographic markets and breadth of product line, which allows us to vary our regional product offerings to reflect changing market conditions;
•	our responsiveness to market conditions, enabling us to capitalize on the opportunities for advantageous land acquisitions in desirable locations;
•	our reputation for quality design, construction and service; and
•	our focus on providing customers with a product they enjoy.

The housing industry is cyclical and is affected by consumer confidence levels and prevailing economic conditions generally, including interest rate levels. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with homeownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

Government Regulation and Environmental Matters

Generally, our land is purchased with entitlements, giving us the right to obtain building permits upon compliance with specified conditions, which generally are within our control. Upon compliance with such conditions, we must obtain building permits. The length of time necessary to obtain such permits and approvals affects the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. Several governmental authorities have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas. To date, the governmental approval processes discussed above have not had a material adverse effect on our development activities, and indeed all homebuilders in a given market face the same fees and restrictions. There can be no assurance, however, that these and other restrictions will not adversely affect us in the future.

We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums or "slow-growth" or "no-growth" initiatives or building permit allocation ordinances which could be implemented in the future in the states and markets in which we operate. Substantially all of our land is entitled and, therefore, the moratoriums generally would only adversely affect us if they arose from health, safety and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdictions. These fees are normally established, however, when we receive recorded final maps and building permits. We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These laws may result in delays, cause us to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas.

Bonds and Other Obligations

We are frequently required, in connection with the development of our projects, to obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 2005 we had approximately $47.9 million and $470.1 million of outstanding letters of credit and performance bonds, respectively, related to our obligations to local governments to construct roads and other improvements in various developments, in addition to outstanding letters of credit of approximately $44.9 million related to our land option contracts. We do not believe that we will be required to draw upon any such bonds or letters of credit.

Employees and Subcontractors

At September 30, 2005, we employed 4,578 persons, of whom 968 were sales and marketing personnel, 1,522 were executive, management and administrative personnel, 1,756 were involved in construction and 332 were personnel of Beazer Mortgage. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

Index

Item 1A.   Risk Factors

Our home sales and operating revenues could decline due to macro-economic and other factors outside of our control, such as changes in consumer confidence and declines in employment levels.

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and, consequently, fewer home purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels, and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of our homes, which could cause our operating revenues to decline. A reduction in our revenues could, in turn, negatively affect the market price of our securities.

A substantial increase in mortgage interest rates or unavailability of mortgage financing may reduce consumer demand for our homes.

Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective first-time and move-up homebuyers to obtain financing for our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. As a result, our margins, revenues and cash flows may also be adversely affected.

If we are unsuccessful in competing against our homebuilding competitors, our market share could decline or our growth could be impaired and, as a result, our financial results could suffer.

Competition in the homebuilding industry is intense, and there are relatively low barriers to entry into our business. Increased competition could hurt our business, as it could prevent us from acquiring attractive parcels of land on which to build homes or make such acquisitions more expensive, hinder our market share expansion, and lead to pricing pressures on our homes that may adversely impact our margins and revenues. If we are unable to successfully compete, our financial results could suffer and the value of, or our ability to service, our debt could be adversely affected. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, some of our competitors have substantially greater financial resources and lower costs of funds than we do. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. We currently build in several of the top markets in the nation and, therefore, we expect to continue to face additional competition from new entrants into our markets.

We could experience a reduction in home sales and revenues or reduced cash flows due to our inability to acquire land for our housing developments if we are unable to obtain reasonably priced financing to support our homebuilding activities.

The homebuilding industry is capital intensive, and homebuilding requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. Although we believe that internally generated funds and available borrowings under our revolving credit facility will be available to fund our capital and other expenditures (including land purchases in connection with ordinary development activities), the amounts available from such sources may not be sufficient. If such sources are not sufficient, we would seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings. The amount and types of indebtedness which we may incur are limited by the terms of the indentures governing our existing debt. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts, we may incur contractual penalties and fees.

Index

Our substantial indebtedness could adversely affect our financial condition, limit our growth and make it more difficult for us to satisfy our debt obligations.

As of September 30, 2005, we had approximately $1.3 billion, net of unamortized discount of approximately $4.1 million, of outstanding indebtedness. Our substantial indebtedness could have important consequences to us and the holders of our securities, including, among other things:

•	causing us to be unable to satisfy our obligations under our debt agreements;
•	making us more vulnerable to adverse general economic and industry conditions;
•	making it difficult to fund future working capital, land purchases, acquisitions, share repurchases, general corporate purposes or other purposes; and
•	causing us to be limited in our flexibility in planning for, or reacting to, changes in our business.

In addition, subject to restrictions in our existing debt instruments, we may incur additional indebtedness. In particular, as of September 30, 2005, we had available borrowings of approximately $530.1 million under our revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify. Our growth plans and our ability to make payments of principal or interest on, or to refinance, our indebtedness, will depend on our future operating performance and our ability to enter into additional debt and/or equity financings. If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. We may not be able to do any of the foregoing on terms acceptable to us, if at all.

We are subject to extensive government regulation which could cause us to incur significant liabilities or restrict our business activities.

Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to local, state and federal statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations such as building permit allocation ordinances and impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Other governmental regulations, such as building moratoriums and "no growth" or "slow growth" initiatives, which may be adopted in communities which have developed rapidly, may cause delays in home projects or otherwise restrict our business activities resulting in reductions in our revenues. Any delay or refusal from government agencies to grant us necessary licenses, permits and approvals could have an adverse effect on our operations.

We may incur additional operating expenses due to compliance programs or fines, penalties and remediation costs pertaining to environmental regulations within our markets.

We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former use of the site. Environmental laws may result in delays, may cause us to implement time consuming and expensive compliance programs and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. From time to time, the United States Environmental Protection Agency (“EPA”) and similar federal or state agencies review homebuilders' compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Our projects in California are especially susceptible to restrictive government regulations and environmental laws.

We may be subject to significant potential liabilities as a result of construction defect, product liability and warranty claims made against us.

As a homebuilder, we have been, and continue to be, subject to construction defect, product liability and home warranty claims, including moisture intrusion and related mold claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly.

We and certain of our subsidiaries have been, and continue to be, named as defendants in various construction defect claims, product liability claims, complaints and other legal actions that include claims related to moisture intrusion and mold. Furthermore, plaintiffs may in certain of these legal proceedings seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend, and if we were to lose any certified class action suit, it could result in substantial potential liability for us. We record reserves for such matters in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Index

With respect to certain general liability exposures, including construction defect, moisture intrusion and related mold claims and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically. Although we have obtained insurance for construction defect claims, such policies may not be available or adequate to cover any liability for damages, the cost of repairs, and/or the expense of litigation surrounding current claims, and future claims may arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

Our operating expenses could increase if we are required to pay higher insurance premiums or litigation costs for claims involving construction defect and product liability claims, which could cause our net income to decline.

The costs of insuring against construction defect and product liability claims are high, and the amount and scope of coverage offered by insurance companies is currently limited. This coverage may be further restricted and may become more costly.

Increasingly in recent years, lawsuits (including class action lawsuits) have been filed against builders, asserting claims of personal injury and property damage caused by the presence of mold in residential dwellings. Our insurance may not cover all of the claims, including personal injury claims, arising from the presence of mold, or such coverage may become prohibitively expensive. If we are not able to obtain adequate insurance against these claims, we may experience losses that could reduce our net income and restrict our cash flow available to service debt.

Historically, builders have recovered from subcontractors and their insurance carriers a significant portion of the construction defect liabilities and costs of defense that the builders have incurred. Insurance coverage available to subcontractors for construction defects is becoming increasingly expensive, and the scope of coverage is restricted. If we cannot effectively recover from our subcontractors or their carriers, we may suffer greater losses which could decrease our net income.

Builders' ability to recover against any available insurance policy depends upon the continued solvency and financial strength of the insurance carrier that issued the policy. Many of the states in which we build homes have lengthy statutes of limitations applicable to claims for construction defects. To the extent that any carrier providing insurance coverage to us or our subcontractors becomes insolvent or experiences financial difficulty in the future, we may be unable to recover on those policies, and our net income may decline.

We are dependent on the services of certain key employees, and the loss of their services could hurt our business.

Our future success depends upon our ability to attract, train, assimilate and retain skilled personnel. If we are unable to retain our key employees or attract, train, assimilate or retain other skilled personnel in the future, it could hinder our business strategy and impose additional costs of identifying and training new individuals. Competition for qualified personnel in all of our operating markets is intense. A significant increase in the number of our active projects would necessitate the hiring of a significant number of additional construction managers, who are in short supply in our markets.

We are dependent on the continued availability and satisfactory performance of our subcontractors, which, if unavailable, could have a material adverse effect on our business.

We conduct our construction operations only as a general contractor. Virtually all construction work is performed by unaffiliated third-party subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these subcontractors for the construction of our homes. There may not be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors in the markets in which we operate. In addition, inadequate subcontractor resources could have a material adverse effect on our business.

Index

We experience fluctuations and variability in our operating results on a quarterly basis and, as a result, our historical performance may not be a meaningful indicator of future results.

Our operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the market value of our common stock will fluctuate. While we have reported positive annual net income for each of the past five fiscal years, we historically have experienced, and expect to continue to experience, variability in home sales and net earnings on a quarterly basis. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Our quarterly results of operations may continue to fluctuate in the future as a result of a variety of both national and local factors, including, among others:

•	the timing of home closings and land sales;
•	our ability to continue to acquire additional land or secure option contracts to acquire land on acceptable terms;
•	conditions of the real estate market in areas where we operate and of the general economy;
•	raw material and labor shortages;
•	seasonal homebuying patterns; and
•	other changes in operating expenses, including the cost of labor and raw materials, personnel and general economic conditions.

The occurrence of natural disasters could increase our operating expenses and reduce our revenues and cash flows.

The climates and geology of many of the states in which we operate, including California, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas, present increased risks of natural disasters. To the extent that hurricanes, severe storms, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, our homes under construction or our building lots in such states could be damaged or destroyed, which may result in losses exceeding our insurance coverage. Any of these events could increase our operating expenses, impair our cash flows and reduce our revenues, which could, in turn, negatively affect the market price of our securities.

Future terrorist attacks against the United States or increased domestic or international instability could have an adverse effect on our operations.

Adverse developments in the war on terrorism, future terrorist attacks against the United States, or any outbreak or escalation of hostilities between the United States and any foreign power, including the armed conflict with Iraq, may cause disruption to the economy, our Company, our employees and our customers, which could adversely affect our revenues, operating expenses, and financial condition.

Item 2.   Properties

We lease approximately 86,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 590,000 square feet of office space for our subsidiaries’ operations at various locations. We own approximately 18,500 square feet of warehouse space and an aggregate of 57,872 square feet of office space in Nashville, Tennessee and Indianapolis, Indiana.

Item 3.   Legal Proceedings

In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of September 30, 2005, no monetary penalties have been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

Index

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions, most relating to moisture intrusion and related mold claims, construction defects and product liability. Certain of the liabilities resulting from these actions are covered by insurance. With respect to certain general liability exposures, including construction defect, moisture intrusion and related mold claims and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. In particular, for construction defect liability there is a high degree of uncertainty relating to whether insurance coverage exists, when losses occur, the size of each loss, expectations for future interpretive rulings concerning contract provisions and the extent to which the assertion of these claims will expand geographically. In the Company’s opinion, based on its current assessment, the ultimate resolution of these matters will not have a material adverse effect on Beazer Homes’ financial condition, results of operations or cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

SEPARATE ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Executive Officers
Ian J. McCarthy	52	President, Chief Executive Officer and Director
Michael H. Furlow	55	Executive Vice President, Chief Operating Officer
James O’Leary	42	Executive Vice President, Chief Financial Officer
Kenneth J. Gary	47	Executive Vice President, General Counsel, Secretary
C. Lowell Ball	48	Senior Vice President, General Counsel - Real Estate
Cory J. Boydston	46	Senior Vice President, Treasurer
Fred Fratto	51	Senior Vice President, Human Resources
Michael T. Rand	43	Senior Vice President, Chief Accounting Officer
John Skelton	56	Senior Vice President, Forward Planning
Jonathan P. Smoke	36	Senior Vice President, Corporate Strategy and Innovation

Business Experience

IAN J. MCCARTHY. Mr. McCarthy is the President and Chief Executive Officer of Beazer Homes and has served as a director of Beazer Homes since the IPO.  Mr. McCarthy has served as President of predecessors of Beazer Homes since January 1991 and was responsible for all United States residential homebuilding operations in that capacity.  During the period May 1981 to January 1991, Mr. McCarthy was employed in Hong Kong and Thailand, becoming a director of Beazer Far East and from January 1980 to May 1981 was employed by Kier, Ltd., a company engaged in the United Kingdom construction industry which became an indirect, wholly owned subsidiary of Beazer PLC. Mr. McCarthy is a Chartered Civil Engineer with a Bachelor of Science degree from The City University, London.  Mr. McCarthy currently serves as a member of the Board of HomeAid America.  He also serves on the Board of Directors of Builder Homesite, Inc. and the Board of Directors of the Metro Atlanta Chamber of Commerce.  He was inducted into the California Building Industry Hall of Fame in 2004, the first non-California resident to receive this honor.

MICHAEL H. FURLOW. Mr. Furlow joined us in October 1997 as the Executive Vice President for Operations and was named Chief Operating Officer in 1998. In this capacity, the Division Presidents report, directly or indirectly, to Mr. Furlow, and he is responsible for the performance of those operating divisions. During the 12 years prior to joining Beazer Homes, Mr. Furlow was with Pulte Home Corporation in various field and corporate roles, most recently as a Regional President. Mr. Furlow received a Bachelor of Arts degree with honors in Accounting from the University of West Florida and initially worked as a Certified Public Accountant for Arthur Young & Company.

Index

JAMES O’LEARY. Mr. O’Leary joined us in June 2002 as Executive Vice President, Corporate Development. In August 2003 he was appointed Executive Vice President and Chief Financial Officer. Mr. O’Leary was previously with U.S. Industries, Inc. from 1995 to 2002. From 2000 to 2002, Mr. O’Leary was Chairman and CEO of LCA Group, Inc., U.S. Industries’ global lighting subsidiary. He also served as Executive Vice President of U.S. Industries from 1999 to 2002, Senior Vice President and Chief Financial Officer from 1998 to 1999 and Vice President and Corporate Controller from 1995 to 1998. Mr. O’Leary held various financial and operational positions at Hanson PLC., U.S. Industries’ former parent company, from 1993 to 1995, at which time U.S. Industries was spun off to Hanson’s shareholders. Mr. O’Leary was with Deloitte & Touche from 1985 to 1993. Mr. O’Leary holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Business Administration degree from Pace University. Mr. O’Leary is a licensed Certified Public Accountant. Mr. O’Leary currently serves on the Board of Directors of Kaydon Corporation.

KENNETH J. GARY. Mr. Gary joined us in March 2005 as Executive Vice President, General Counsel and Corporate Secretary. From 1990 to March 2005, Mr. Gary served as Senior Vice President and General Counsel of Toll Brothers, Inc. He also served as Chief Executive Officer of that company’s mortgage and title insurance subsidiaries. Prior to 1990, Mr. Gary served as Counsel of Bell Atlantic Properties, the real estate subsidiary of Bell Atlantic Corporation (now known as Verizon Communications) and practiced real estate and corporate law with two major law firms for several years. Mr. Gary is a graduate of Brown University and the University of Pennsylvania Law School, where he was an editor of the Law Review.

C. LOWELL BALL. Mr. Ball joined us in August 2000 as Senior Vice President and currently serves as General Counsel - Real Estate. From 1992 to August 2000, Mr. Ball held senior positions with commercial real estate investment, development-operating companies, including Regent Partners, Inc., Compass Management and Leasing, Inc. and Dutch Institutional Holding Company. Prior to 1992, Mr. Ball practiced law for ten years with two major law firms. Mr. Ball graduated with honors from the University of North Carolina School of Law and received his undergraduate degree from the University of North Carolina where he was a Morehead Scholar.

CORY J. BOYDSTON. Mrs. Boydston joined us in January 1998 as Vice President and Treasurer, and was promoted to Senior Vice President in October 2004. Mrs. Boydston is currently responsible for the Treasury functions of the Company. She also oversees the Company’s Title and Homeowner Insurance operations. Prior to joining Beazer, Mrs. Boydston was with Lennar Corporation from 1987 to 1997, serving in various capacities, including Vice President, Finance and Chief Financial Officer, Corporate Controller, and Chief Financial Officer, Investment Division. Before joining Lennar, Mrs. Boydston was with Hayes Microcomputer Products and Arthur Andersen & Co. Mrs. Boydston received a Bachelor of Science degree in Accounting from Florida State University in 1981 and is a licensed Certified Public Accountant.

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

MICHAEL T. RAND. Mr. Rand joined us in November 1996 as Vice President, Operational and Accounting Controls and was promoted to Vice President, Corporate Controller in June of 1998. Mr. Rand was promoted to Senior Vice President, Corporate Controller in October 2002, and to Senior Vice President, Chief Accounting Officer in August 2004. Prior to joining Beazer Homes, Mr. Rand was with the firm KPMG Peat Marwick from 1984 to 1996, at which time he served as a Senior Audit Manager. Mr. Rand holds a bachelor’s degree in Commerce from the University of Virginia and is a licensed Certified Public Accountant.

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

Index

JONATHAN P. SMOKE. Mr. Smoke joined us in March 2001 as Vice President, eBusiness, was appointed Chief Information Officer in April 2002, was promoted to Senior Vice President in September 2003 and appointed Senior Vice President, Corporate Strategy and Innovation in October 2005. Mr. Smoke was previously with Lend Lease Corporation from 1999 to 2001 where he was responsible for eBusiness strategy and initiatives. Mr. Smoke was a management consultant with Deloitte & Touche from 1993 to 1999. Mr. Smoke holds a Master of Business Administration degree from the McCombs School of Business at the University of Texas at Austin and a Bachelor of Arts degree from Rhodes College.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company lists its common shares on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 30, 2005, the last reported sales price of the Company’s common stock on the NYSE was $ 69.97. On November 30, 2005, Beazer Homes USA, Inc. had approximately 180 shareholders of record and 41,192,244 shares of common stock outstanding. The following table sets forth, for the quarters indicated, the range of high and low trading for the Company’s common stock during fiscal 2005 and 2004, as adjusted for the effect of the Company’s March 2005 three-for-one stock split.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal Year 2005:
High	$49.46	$58.83	$60.71	$67.50
Low	$32.55	$44.67	$43.99	$55.05

Fiscal Year 2004:
High	$36.53	$37.66	$35.70	$36.62
Low	$27.80	$29.42	$29.72	$28.81

Dividends

For fiscal 2005, the Company paid quarterly cash dividends aggregating $0.33 per common share or a total of approximately $13.9 million. For fiscal 2004, adjusted for the stock split, we paid quarterly cash dividends aggregating $0.13 per common share, or a total of approximately $5.5 million. We expect to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors will periodically reconsider the declaration of dividends, and we will pay dividends at the discretion of the Board of Directors. The continuation of payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2005, under the most restrictive covenants of each indenture, approximately $359 million of our retained earnings was available for cash dividends and for share repurchases.

Index

The following table provides information as of September 30, 2005 with respect to our shares of common stock that may be issued under our existing equity compensation plans, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Common Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,654,751	$23.91	2,617,212

Issuer Purchases of Equity Secutities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans

9/1/05 - 9/30/05	142,459	$56.80	--	--

(1)   We did not repurchase any shares in the open market during fiscal 2005; however, 142,459 shares were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of $8.1 million, or approximately $57 per share.

Index

Item 6.   Selected Financial Data
(in thousands, except per share amounts)

	Year Ended September 30,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Total revenue	$4,995,353	$3,907,109	$3,177,408	$2,641,173	$1,805,177
Operating income before goodwill impairment (i)	617,153	377,935	279,155	193,174	121,027
Goodwill impairment (i)	130,235	-	-	-	-
Operating income (i)	486,918	377,935	279,155	193,174	121,027
Net income (i)	262,524	235,811	172,745	122,634	74,876
Net income per common share:
Basic (i), (ii)	6.49	5.91	4.47	3.88	3.06
Diluted (i), (ii)	5.87	5.59	4.26	3.58	2.73
Dividends paid per common share	0.33	0.13	-	-	-
Balance Sheet Data (end of year):
Cash	$297,098	$320,880	$73,372	$124,989	$41,678
Inventory	2,901,165	2,344,095	1,723,483	1,364,133	844,737
Total assets (i)	3,770,516	3,163,030	2,219,407	1,902,319	998,456
Total debt	1,321,936	1,150,972	748,738	748,572	398,405
Stockholders' equity	1,504,688	1,232,121	993,695	799,515	351,195
Supplemental Financial Data:
Cash (used in)/provided by:
Operating activities	$(84,263)	$(73,719)	$(41,049)	$59,464	$(25,578)
Investing activities	(48,470)	(30,476)	(6,552)	(314,633)	(72,835)
Financing activities	108,951	351,703	(4,016)	338,480	140,091
EBIT (iii)	581,722	452,774	340,980	245,060	155,983
EBITDA (iii)	602,896	468,529	354,200	254,513	165,236
Interest incurred (iv)	89,678	76,035	65,295	51,171	35,825
EBIT/interest incurred	6.49x	5.95x	5.22x	4.79x	4.35x
EBITDA/interest incurred	6.72x	6.16x	5.42x	4.97x	4.61x
Financial Statistics (v):
Total debt as a percentage of total debt and stockholders' equity	46.8%	48.3%	43.0%	48.4%	53.1%
Asset turnover	1.44x	1.45x	1.54x	1.82x	2.13x
EBIT margin	11.6%	11.6%	10.7%	9.3%	8.6%
Return on average assets (pre-tax)	16.8%	16.8%	16.5%	16.9%	18.4%
Return on average capital (pre-tax)	22.3%	21.9%	20.7%	21.3%	24.5%
Return on average equity	19.2%	21.2%	19.3%	21.3%	24.1%

(i) As discussed in Item 7 below, Beazer Homes acquired Crossmann Communities effective April 17, 2002. In 2005, we recognized a non-cash, non-tax deductible goodwill impairment charge of $130.2 million associated with this acquisition (see Note 1 to the Consolidated Financial Statements for further discussion). 2005 operating income, net income and earnings per share include the impact of this impairment charge. In addition to the results above reported in accordance with GAAP, we have provided operating income before goodwill impairment above, a non-GAAP financial measure. Adjusted net income, adjusted earnings per share and adjusted EBITDA, which exclude the effects of the non-cash goodwill impairment charge recorded during fiscal year 2005 and are non-GAAP financial measures, were $392.8 million, $8.72 per share and $733.1 million, respectively. Management believes that these adjusted financial results are useful to both management and investors in the analysis of the Company’s financial performance when comparing it to prior periods and that they provide investors with an important perspective on the current underlying operating performance of the business by isolating the impact of a non-cash adjustment related to a prior acquisition. A reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measure, is provided below for fiscal year 2005:

Index

(in thousands, except per share data)	Year Ended September 30, 2005

Operating income	$486,918
Goodwill impairment	130,235
Operating income before goodwill impairment	$617,153

Net income	$262,524
Goodwill impairment	130,235
Adjusted net income	$392,759

EPS, diluted	$5.87
Goodwill impairment	2.85
Adjusted EPS	$8.72

EBITDA	$602,896
Goodwill impairment	130,235
Adjusted EBITDA	$733,131

(ii)   In October 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) ratified the consensus on EITF Issue No. 04-8: “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF 04-8 requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Co’s”) be included in diluted EPS computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price. Per share amounts have been retroactively adjusted to reflect the Company’s March 2005 three-for-one stock split and the Company’s adoption of EITF 04-8, as applicable.

(iii)  EBIT and EBITDA: EBIT (earnings before interest and taxes) equals net income before (a) previously capitalized interest amortized to costs and expenses and (b) income taxes. EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated by adding depreciation and amortization for the period to EBIT. EBIT and EBITDA are not GAAP financial measures. EBIT and EBITDA should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBIT and EBITDA in the same manner as Beazer Homes, the EBIT and EBITDA information presented above may not be comparable to similar presentations by others.

EBITDA is a measure commonly used in the homebuilding industry and is presented to assist readers in understanding the ability of our operations to generate cash in addition to the cash needed to service existing interest requirements and ongoing tax obligations.  By providing a measure of available cash, management believes that this non-GAAP measure enables holders of our securities to better understand our cash performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future.  The measure is useful in budgeting and determining capital expenditure levels because it enables management to evaluate the amount of cash that will be available for discretionary spending.

A reconciliation of EBITDA and EBIT to cash (used)/provided by operations, the most directly comparable GAAP measure, is provided below for each period presented:

Index

	Year Ended September 30,
	2005	2004	2003	2002	2001

Net cash (used)/provided by operating activities	$(84,263)	$(73,719)	$(41,049)	$59,464	$(25,578)

Increase in inventory	566,603	410,525	328,893	152,990	153,668
Provision for income taxes	236,810	150,764	112,784	79,425	47,872
Deferred income tax benefit (provision)	54,631	22,740	(87)	6,613	7,906
Interest amortized to cost of sales	82,388	66,199	55,451	43,001	33,235
Increase in accounts payable and other liabilities	(217,412)	(120,976)	(96,224)	(71,781)	(38,721)
Change in book overdraft	-	-	-	-	(20,095)
Goodwill impairment	(130,235)	-	-	-	-
Increase (decrease) in accounts receivable and other assets	108,081	21,399	13,105	(4,348)	16,837
Earnings in joint ventures, net of income distributions	(823)	1,561	1,597	2,338	63
Loss on early extinguishment of debt	-	-	(7,570)	-	(1,202)
Tax benefit from stock transactions	(11,551)	(8,127)	(11,502)	(12,235)	(3,837)
Other	(1,333)	(1,837)	(1,198)	(954)	(4,912)
EBITDA	602,896	468,529	354,200	254,513	165,236
Less depreciation and amortization	21,174	15,755	13,220	9,453	9,253
EBIT	$581,722	$452,774	$340,980	$245,060	$155,983

(iv)   All interest incurred is capitalized to inventory and subsequently amortized to cost of sales as homes are closed.

(v)   Asset turnover = (total revenue divided by average total assets); EBIT margin = (EBIT divided by total revenues); Return on average assets = (EBIT divided by average total assets); Return on average capital = (EBIT divided by average total debt plus stockholders' equity); Return on average equity = (net income divided by average stockholders' equity).

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Homebuilding. We design, sell and build single-family homes in the following regions and states:

Southeast	West	Central	Mid-Atlantic	Midwest
Florida	Arizona	Texas	Delaware	Indiana
Georgia	California		Maryland	Kentucky
Mississippi	Colorado		New Jersey	Ohio
North Carolina	Nevada		New York
South Carolina	New Mexico		Pennsylvania
Tennessee			Virginia
West Virginia

We intend, subject to market conditions, to expand in our current markets through focused product expansion and price point diversification and to consider entering new markets either through expansion from existing markets or through acquisitions of established regional homebuilders. Our business strategy emphasizes further increasing our market penetration in those markets in which we currently operate most profitably, while continuously reviewing opportunities to curtail or limit investment in less profitable markets.

Our homes are designed to appeal to homebuyers at various price points across various demographic segments, and are generally offered for sale in advance of their construction. Once a sales contract has been signed by both the homebuyer and Beazer Homes, we classify the transaction as a "new order" and include the home in “backlog.” Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. We do not recognize revenue on homes in backlog until the sales are closed and the risk of ownership has been transferred to the buyer.

Index

Crossmann Acquisition. In April 2002, we acquired Crossmann Communities, Inc. (“Crossmann”). We have included Crossmann’s operating results in our consolidated financial statements since April 1, 2002. The aggregate merger consideration we paid consisted of approximately 3.9 million shares (pre-split) of our common stock (valued at approximately $308.6 million) and $191.6 million in cash.

Ancillary Businesses. We have established several businesses to support our core homebuilding operations. We operate design studios in the majority of our markets. Through design studios, homebuyers can choose non-structural upgrades and options for their new home. We also provide mortgage origination services for our homebuyers through Beazer Mortgage Corporation, or Beazer Mortgage. Beazer Mortgage originates, processes and brokers mortgages to third-party investors. Beazer Mortgage generally does not retain or service the mortgages that it brokers. We also provide title services to our homebuyers in many of our markets. We will continue to evaluate opportunities to provide other ancillary services to our homebuyers.

Critical Accounting Policies. Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that we believe are critical and require the use of complex judgment in their application.

Inventory Valuation

Housing projects and land held for development and sale are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may be impaired. We assess these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Index

Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of one or more reporting units to be less than their respective carrying amounts. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations.

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

During the quarter ended March 31, 2005, we obtained an independent valuation of our reporting units and recorded a $130.2 million non-cash, non-tax-deductible impairment charge to write off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina. The goodwill had been recorded as a result of the April 2002 acquisition of Crossmann. The forecasts and valuations of the respective divisions, along with weaker than anticipated local economies, particularly in the Midwest markets, and severe price competition, particularly at entry level price points, led the Company to conclude the goodwill was impaired in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets.

While we believe that no additional impairment existed as of September 30, 2005, future economic or financial developments, including general interest rate increases or poor performance in either the national economy or individual local economies, could lead to impairment of goodwill, prospectively.

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

Warranty Reserves

We provide a limited warranty (ranging from one to two years) of workmanship and materials with each of our homes. Such warranty covers defects in plumbing, electrical, heating, cooling and ventilating systems and construction defects. In addition, we provide a warranty (ranging from a minimum of ten years up to the period covered by the applicable statute of repose, whichever is greater) with each of our homes, covering construction defects only. Since we subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors.

Warranty reserves are included in other liabilities in the consolidated balance sheets. We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period, based on historical experience and management’s estimate of the costs to remediate the claims, and adjusts these provisions accordingly. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future. Our warranty reserves at September 30, 2005 and 2004 include accruals for certain moisture intrusion issues. Our estimation process for such accruals is discussed in Note 14 to the Consolidated Financial Statements. While we believe that our warranty reserves at September 30, 2005 are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

Index

The following tables present certain operating and financial data for the years discussed:

	Year Ended September 30,
	2005		2004		2003
	Amount	% Change	Amount	% Change	Amount
Number of new orders, net of cancellations:
Southeast Region:
Florida	2,295	11.4%	2,061	33.1%	1,549
Georgia	792	21.8	650	25.2	519
North and South Carolina	2,879	17.0	2,461	(13.6)	2,850
Tennessee/Mississippi	845	18.7	712	2.3	696
Total Southeast	6,811	15.8	5,884	4.8	5,614
West Region:
Arizona/New Mexico	1,942	10.1	1,764	22.2	1,443
California	2,469	(11.1)	2,776	38.2	2,009
Colorado	534	30.2	410	13.9	360
Nevada	1,262	(29.2)	1,783	34.1	1,330
Total West	6,207	(7.8)	6,733	30.9	5,142
Central Region:
Texas	1,513	43.7	1,053	(6.6)	1,128
Mid-Atlantic Region:
Maryland/Delaware	715	66.3	430	15.9	371
New Jersey/New York/ Pennsylvania	456	12.9	404	15.4	350
Virginia	845	24.4	679	(27.3)	934
Total Mid-Atlantic	2,016	33.2	1,513	(8.6)	1,655
Midwest Region:
Indiana	1,471	(5.6)	1,558	(23.1)	2,026
Kentucky	206	56.1	132	(42.4)	229
Ohio	699	15.0	608	16.5	522
Total Midwest	2,376	3.4	2,298	(17.2)	2,777
Total	18,923	8.2%	17,481	7.1%	16,316
Backlog at end of year:
Southeast Region:
Florida	1,259	4.9%	1,200	58.9%	755
Georgia	180	7.1	168	(10.6)	188
North and South Carolina	1,359	33.8	1,016	(9.2)	1,119
Tennessee/Mississippi	276	12.7	245	(5.4)	259
Total Southeast	3,074	16.9	2,629	13.3	2,321
West Region:
Arizona/New Mexico	1,348	26.2	1,068	51.1	707
California	917	(10.1)	1,020	45.5	701
Colorado	123	(7.5)	133	(7.0)	143
Nevada	729	(20.7)	919	24.9	736
Total West	3,117	(0.7)	3,140	37.3	2,287
Central Region:
Texas	515	20.0	429	8.3	396
Mid-Atlantic Region:
Maryland/Delaware	480	29.4	371	35.4	274
New Jersey/New York/ Pennsylvania	215	(8.9)	236	10.8	213
Virginia	498	13.2	440	(30.2)	630
Total Mid-Atlantic	1,193	13.9	1,047	(6.3)	1,117
Midwest Region:
Indiana	951	8.7	875	(3.6)	908
Kentucky	94	123.8	42	(64.7)	119
Ohio	289	(1.7)	294	5.8	278
Total Midwest	1,334	10.2	1,211	(7.2)	1,305
Total	9,233	9.2%	8,456	13.9%	7,426

Index

The following tables present certain operating and financial data for the years discussed:

	Year Ended September 30,
	2005		2004		2003
	Amount	% Change	Amount	% Change	Amount
Number of closings:
Southeast Region:
Florida	2,236	38.4%	1,616	10.4%	1,464
Georgia	780	16.4	670	39.6	480
North and South Carolina	2,536	(1.1)	2,564	0.4	2,554
Tennessee/Mississippi	814	12.1	726	9.7	662
Total Southeast	6,366	14.2	5,576	8.1	5,160
West Region:
Arizona/New Mexico	1,662	18.5	1,403	3.8	1,351
California	2,572	4.7	2,457	20.4	2,041
Colorado	544	29.5	420	55.0	271
Nevada	1,452	(9.3)	1,600	56.1	1,025
Total West	6,230	6.0	5,880	25.4	4,688
Central Region:
Texas	1,427	39.9	1,020	(17.7)	1,239
Mid-Atlantic Region:
Maryland/Delaware	606	82.0	333	35.4	246
New Jersey/New York/Pennsylvania	477	25.2	381	38.0	276
Virginia	787	(9.4)	869	21.4	716
Total Mid-Atlantic	1,870	18.1	1,583	27.9	1,238
Midwest Region:
Indiana	1,395	(12.3)	1,591	(27.6)	2,197
Kentucky	154	(26.3)	209	11.8	187
Ohio	704	18.9	592	(15.4)	700
Total Midwest	2,253	(5.8)	2,392	(22.4)	3,084
Total	18,146	10.3%	16,451	6.8%	15,409

Homebuilding revenues (in thousands):
Southeast Region	$1,369,327	31.3%	$1,042,589	15.7%	$900,901
West Region	2,129,784	25.7	1,694,954	45.9	1,161,983
Central Region	230,855	41.1	163,569	(15.2)	192,841
Mid-Atlantic Region	840,714	50.2	559,596	37.6	406,708
Midwest Region	352,113	(2.0)	359,320	(18.1)	438,831
Total	$4,922,793	28.9%	$3,820,028	23.2%	$3,101,264

Average sales price per home closed (in thousands):
Southeast Region	$215.1	15.0%	$187.0	7.1%	$174.6
West Region	341.9	18.6	288.3	16.3	247.9
Central Region	161.8	0.9	160.4	3.1	155.6
Mid-Atlantic Region	449.6	27.2	353.5	7.6	328.5
Midwest Region	156.3	4.1	150.2	5.6	142.3
Company Average	$271.3	16.8%	$232.2	15.4%	$201.3

Number of active subdivisions at year end:
Southeast Region	160	(9.6)%	177	(0.6)%	178
West Region	106	17.8	90	(7.2)	97
Central Region	51	18.6	43	10.3	39
Mid-Atlantic Region	65	14.0	57	42.5	40
Midwest Region	136	5.4	129	(7.9)	140
Total	518	4.4%	496	0.4%	494

New Orders. New orders increased in each of the last two fiscal years compared to the prior year.

The increases in new orders during fiscal 2005 compared to fiscal 2004 were driven by our Southeast, Central and Mid-Atlantic regions. Order increases in our Southeast region reflect continued double-digit growth in most of our markets, offset slightly by weakness in parts of the Carolinas. Orders increased in all markets in our Mid-Atlantic and Central regions, where demand continues to be strong. Midwest orders increased 3.4% over the prior fiscal year, with positive contributions in all but Indiana which continues to be impacted by a soft economy. Orders were down in our West region compared to a strong 2004, as community delays in Nevada and California resulted in fewer available sales opportunities during the second half of the fiscal year.

Index

The increases in new orders in fiscal 2004 reflected strong growth in our Southeast and West regions. Orders were down in the Mid-Atlantic region compared to a strong 2003, including orders during 2003 for affordable housing units built through governmental programs. The decreases in orders in our Midwest region reflected weakness in our Indiana and Kentucky markets driven primarily by the soft economy in those markets. Orders were also down in our Central Region, reflecting weakness in our Dallas market in 2004.

The fundamentals that drive sales activity are numerous and varied. On a macro level, low unemployment and low mortgage interest rates each contribute to a positive general homebuilding market environment. Our ability to stay ahead of changing customer preferences and local demographic trends with our product mix and to maintain adequate product supply contributes locally to new order trends.

Backlog. The increases in unit backlog in each of the past three fiscal years reflect the favorable homebuilding environment driving new order activity, and our ability to gain market share and increase our product diversity. The average sales price of homes in backlog increased at September 30, 2005 to $294,800 from $264,400 at September 30, 2004 and $221,500 at September 30, 2003. The increase in the overall average price in backlog is due to the improved pricing power in each of our markets and the increasingly favorable shift in our product mix. The increase in product mix reflects the expansion of our product offerings in many markets to include higher priced homes.

Aggregate Sales Value of Homes in Backlog
(in thousands)

2005	$2,721,744
2004	2,235,917
2003	1,644,814

Seasonality and Quarterly Variability. Our homebuilding operating cycle generally reflects escalating new order activity in our second and third fiscal quarters and increased closings in our third and fourth fiscal quarters. We believe that the typical seasonality reflects the preference of homebuyers to shop for a new home in the spring, as well as the scheduling of construction to accommodate seasonal weather conditions.

The following chart presents certain quarterly operating data for our last twelve fiscal quarters and is indicative of this seasonality.

New Orders
	1stQ	2ndQ	3rdQ	4thQ
2005	3,545	5,239	5,202	4,937
2004	3,304	5,032	4,869	4,276
2003	3,141	4,579	4,734	3,862

Closings
	1stQ	2ndQ	3rdQ	4thQ
2005	3,574	3,602	4,631	6,339
2004	3,608	3,684	4,061	5,098
2003	3,482	3,297	3,616	5,014

Index

Financial Results. The following table provides additional details of revenues and certain expenses included in our consolidated statements of income (in thousands):

	Year Ended September 30,
	2005	2004	2003
Revenues:
Homebuilding (1)	$4,922,793	$3,824,142	$3,097,021
Land and lot sales	34,527	44,702	39,069
Mortgage origination	54,310	51,140	57,152
Intercompany elimination - mortgage	(16,277)	(12,875)	(15,834)
Total revenue	$4,995,353	$3,907,109	$3,177,408
Cost of home construction and land sales:
Homebuilding (1)	$3,810,123	$3,069,976	$2,515,015
Land and lot sales	29,454	42,631	34,854
Intercompany elimination - mortgage	(16,277)	(12,875)	(15,834)
Total cost of home construction and land sales	$3,823,300	$3,099,732	$2,534,035
Selling, general and administrative:
Homebuilding	$516,217	$397,601	$325,657
Mortgage origination	38,683	31,841	30,991
Total selling, general and administrative	$554,900	$429,442	$356,648

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

Revenues. The increase in homebuilding revenues for fiscal 2005 compared to fiscal 2004 is the result of an increase both in the number of homes closed and in average sales prices in most of our markets. During fiscal year 2005, we benefited from improved pricing power in each of our major markets and improved product mix, as well as a strong housing market. Also, our revenue growth reflects a key component of our growth strategy, to continue to increase our market penetration through geographic diversification and price point diversification, expanding our product offerings to grow market share in existing markets.

The increase in homebuilding revenues for fiscal 2004 compared to fiscal 2003 is the result of an increase in the number of homes closed and increased average sales prices in most of our markets. The increases in both closings and average sales price were driven primarily by continued strong demand in most of our markets.

Cost of Home Construction and Land Sales.
Cost of Home Construction and Land Sales
(in thousands)
	2005	2004	2003
Revenues	$4,995,353	$3,907,109	$3,177,408
Cost of home construction and land sales	$3,823,300	$3,099,732	$2,534,035
Gross margin	23.5%	20.7%	20.2%

Gross margin increased in fiscal 2005 as compared to fiscal 2004 as a result of a strong pricing environment and improved product mix as we continue to invest in markets with the highest impact on results and continue our execution of specific strategic initiatives focused on maximizing profitability. The fiscal 2005 gross margin improvement was achieved despite $55.0 million in warranty expenses associated with construction defect claims from water intrusion at one of our Midwest divisions compared to $43.9 million of similar expense in 2004.

Gross margin increased in fiscal 2004 as compared to fiscal 2003 as a result of a strong pricing environment driven by robust demand and constraints on supply in many of our markets, combined with the realization of cost savings arising from the execution of our profit improvement initiatives. Fiscal 2004 gross margins also benefited from a higher percentage of revenues from our West and Mid-Atlantic regions, where margins are high, relative to other markets. The fiscal 2004 margin improvement was achieved despite $43.9 million in warranty expenses associated with construction defect claims from water intrusion at one of our Midwest divisions.

Index

We executed several land sales during the past three fiscal years. We realized gross profits of $5.1 million, $2.1 million and $4.2 million on these land sales in fiscal 2005, 2004 and 2003, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense (SG&A) totaled $554.9 million in fiscal 2005, $429.4 million in fiscal 2004 and $356.6 million in fiscal 2003. As a percentage of total revenue, SG&A expenses were 11.1% in fiscal 2005, 11.0% in fiscal 2004 and 11.2% in fiscal 2003.

Mortgage Origination Operations.

Number of Mortgages Originated
	2005	2004	2003
Beazer Mortgage originations	11,183	9,633	10,139
Total closings	18,146	16,451	15,409
Capture rate	62%	59%	66%

Our capture rate of mortgages originated for customers of our homebuilding business increased in fiscal year 2005 from 2004 due primarily to our continued focus on serving our customer base. Our capture rate during fiscal 2004 decreased from 2003 due primarily to increased competition for new purchase mortgages driven by a slowdown in the refinance market. Our capture rate is based on total closings. Our capture rate excluding non-financed closings was approximately 65% for fiscal 2005.

Income Taxes. Income taxes for fiscal 2005 were provided at the effective rate of 37.61%, excluding the non-tax-deductible goodwill impairment of $130.2 million and including a $4.0 million favorable tax adjustment. Income taxes for fiscal 2004 were provided at the effective rate of 39.0%. Income taxes for fiscal 2003 were provided at the effective rate of 39.5%. The principal difference between our effective rate and the U.S. federal statutory rate is state income taxes.

Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. We do not enter into or hold derivatives for trading or speculative purposes. During the year ended September 30, 2001 we entered into interest rate swap agreements (the “Swap Agreements”) to effectively fix the variable interest rate on $100 million of floating rate debt. The Swap Agreements matured in December 2004. The Company has no derivative instruments as of September 30, 2005.

The Swap Agreements were designated as cash flow hedges and recorded at fair value in our consolidated balance sheets, and the related gains or losses are deferred in stockholders’ equity, net of taxes, as a component of other comprehensive income as of September 30, 2004. We reclassified $610,000, net of taxes of $354,000, from other comprehensive loss to interest expense upon maturation of the Swap Agreements in fiscal 2005.

Financial Condition and Liquidity. Our sources of cash liquidity include, but are not limited to, cash from operations, amounts available under credit facilities, proceeds from senior notes and other bank borrowings, the issuance of equity securities and other external sources of funds. Our short-term and long-term liquidity depend primarily upon our level of net income, working capital management (accounts receivable, accounts payable and other liabilities) and bank borrowings. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures and working capital requirements, scheduled debt and dividend payments, and interest and tax obligations for the next twelve months. However, any material variance of our operating results or land acquisitions from our projections or investments in or acquisitions of businesses, could require us to obtain additional equity or debt financing. We plan to use cash generated to invest in growing the business, to fund land acquisitions and operations, pay dividends and to repurchase our common stock. We have targeted using $200-$250 million for repurchases of our common stock in fiscal 2006, subject to market conditions and other factors. We will fund this share repurchase program (discussed further below) by limiting or curtailing operations in underperforming markets, reinvesting in higher margin markets and accelerating cash generation through increased profitability.

Index

At September 30, 2005, we had cash of $297.1 million, compared to $320.9 million at September 30, 2004. The decrease in cash was primarily due to the increase in inventory related to higher year end backlog in units and average prices and increased land bank. Our net cash used in operating activities for the year ended September 30, 2005 was $84.3 million compared to $73.7 million in fiscal 2004 and $41.0 million in fiscal 2003, as increased inventory supply for future growth more than offset increased net income. Based on the applicable year’s closings, as of September 30, 2005, our land bank had grown to include a 5.9 year supply of land/lots for future development compared to a 5.5 year supply as of September 30, 2004 and a 5.2 year supply as of September 30, 2003.

Net cash used in investing activities was $48.5 million for fiscal 2005 compared to $30.5 million for fiscal 2004 and $6.6 million for fiscal 2003, as we invested in unconsolidated joint ventures to support our land acquisition strategy.

Net cash provided by financing activities was $109.0 million in fiscal 2005 and $351.7 million in fiscal 2004 compared to a net use of cash of $4.0 million in fiscal 2003. In fiscal 2004 and 2005, proceeds from the senior note issuances (discussed below) and stock option exercises were somewhat offset by other debt repayments, common share repurchases and dividend payments. In fiscal 2003, proceeds from our term loan were used to pay off an existing term loan and certain senior notes (as discussed below).

At September 30, 2005 we had the following long-term debt (in thousands):

Debt	Due	Amount
4 5/8% Convertible Senior Notes	June 2024	$180,000
6 7/8% Senior Notes	July 2015	350,000
6 1/2% Senior Notes	November 2013	200,000
8 3/8% Senior Notes	April 2012	350,000
8 5/8% Senior Notes	May 2011	200,000
Other notes payable	Various dates	46,054
Unamortized discounts		(4,118)
Total		$1,321,936

In August 2005, we replaced our former credit facility with a new $750 million unsecured credit facility (the “Credit Facility”) that matures in August 2009. The former credit facility included a $550 million four-year revolving credit facility and a $200 million four-year term loan which would have matured in June 2008. The Credit Facility is expandable to $1 billion, includes a $50 million swing line commitment, and bears interest at a fluctuating rate based on the type of loan elected (ranging from 3.25%-6.75% at September 30, 2005). The Credit Facility contains various operating and financial covenants. Substantially all of our significant subsidiaries are guarantors of the obligations under the Credit Facility. There were no amounts outstanding under the Credit Facility at September 30, 2005.

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Credit Facility. Available borrowings under the Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable. At September 30, 2005, we had available borrowings of $530.1 million under the Credit Facility.

Index

In June 2005, the Company issued $300 million aggregate principal amount of 6 ⅞% Senior Notes due July 2015 (the “6 ⅞% Senior Notes”). The 6 ⅞% Senior Notes were issued at a price of 99.096% of their face amount (before underwriting and other issuance costs). In July 2005, the Company issued an additional $50 million aggregate principal amount of the 6 ⅞% Senior Notes. The additional $50 million of 6 ⅞% Senior Notes was issued at a price of 99.976% of their face amount (before underwriting and other issuance costs) and accrue interest from June 8, 2005 (the date of the original issuance of the 6 ⅞% Senior Notes). Interest on the 6 ⅞% Senior Notes is payable semiannually. Beazer Homes may, at the Company’s option, redeem the 6 ⅞% Senior Notes in whole or in part at any time after July 2008 under certain conditions at specified redemption prices.

In June 2004, we issued $180 million aggregate principal amount of 4 ⅝% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”). In August 2004 we filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) covering resales of the Convertible Senior Notes and the common stock issuable upon conversion. The Convertible Senior Notes were issued at a price of 100% of their face amount (before underwriting and other issuance costs). Interest on the Convertible Senior Notes is payable semiannually beginning December 2004. The notes are convertible by holders into shares of our common stock at an initial conversion rate of 19.44 (post split) shares of Beazer Homes common stock per $1,000 principal amount (subject to adjustment for customary reasons), representing an initial conversion price of $51.44 per share (post split) of common stock, under the certain circumstances. We may, at our option, redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009 at certain specified redemption prices. Holders have the right to require us to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019 or if we undergo a fundamental change, as defined.

During fiscal 2003, we retired our $100 million 8 ⅞% Senior Notes due in 2008 (the “8 ⅞% Senior Notes”). The 8 ⅞% Senior Notes were redeemed at 104.438% of the principal amount, plus accrued interest. As a result of the redemption of the 8 ⅞% Senior Notes, we recorded a pre-tax charge of $7.6 million, which includes the write off of previously capitalized fees.

The Convertible Senior Notes, the 6 ⅞% Senior Notes, the 6 ½ % Senior Notes, the 8 ⅜% Senior Notes and the 8 ⅝% Senior Notes (collectively the “Senior Notes”) were all issued in public offering or private placements pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended. The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Excluding the 8 ⅜% Senior Notes issued in September 2002 which were used partially to fund the cash portion of the Crossmann acquisition and to repay Crossmann’s outstanding net indebtedness, the Senior Notes were generally used to pay off borrowings under existing credit facilities, fund land acquisitions and for general corporate purposes. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and our obligations under the Credit Facility, and are jointly and severally liable for obligations under the Senior Notes and the Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes. Neither the Credit Facility nor the Senior Notes restrict distributions to Beazer Homes by its subsidiaries. At September 30, 2005 we were in compliance with all covenants related to the Credit Facility and Senior Notes. At September 30, 2005, under the most restrictive covenants of each indenture governing Senior Notes, approximately $359 million of our retained earnings were available for cash dividends and for share repurchases. See Note 8 to the Consolidated Financial Statements for additional information regarding the Senior Notes.

Beazer Mortgage provides mortgage origination services only, and generally does not retain or service the mortgages that it originates.  Through September 30, 2005, these mortgages were generally funded by one of a network of mortgage lenders.  Beginning in the second or third quarter of fiscal 2006, Beazer Mortgage will finance certain of our mortgage lending activities with borrowings under a new warehouse line of credit. This warehouse line is expected to be effective in December 2005 or early January 2006.

In February 2003, our Board of Directors approved a stock repurchase plan authorizing the purchase of up to three million shares (split adjusted) of our outstanding common stock. During fiscal 2005, we did not repurchase any shares in the open market; however, 142,459 shares were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of $8.1 million, or approximately $57 per share. During fiscal 2004, we repurchased 539,400 shares for an aggregate purchase price of $17.5 million or approximately $33 per share pursuant to the plan. During fiscal 2003, we repurchased 384,000 shares for an aggregate purchase price of $6.9 million or approximately $18 per share pursuant to the plan. At September 30, 2005, we are authorized to purchase approximately two million additional shares pursuant to the plan.

Index

On November 18, 2005, as part of an acceleration of our comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase of our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. During November 2005, we purchased 778,600 shares with an aggregate purchase price of $50.4 million pursuant to this plan. We intend to enter into a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to execute a portion of the share repurchase program, supplemented with opportunistic purchases in the open market or in privately negotiated transactions.

For fiscal 2005, the Company paid quarterly cash dividends aggregating $0.33 per common share, or a total of approximately $13.9 million. For fiscal 2004, the Company paid quarterly cash dividends aggregating $0.13 per common share, adjusted for the stock split, or a total of approximately $5.5 million. No dividends were paid during fiscal year 2003.

We attempt to control half or more of our land supply through options. At September 30, 2005, we controlled 106,394 lots (a 5.9-year supply based on fiscal 2005 closings) as follows:

Land Bank
	Lots	Percentage
Owned	48,064	45%
Optioned	58,330	55%
Total	106,394	100%

We expect to exercise all of our option contracts with specific performance obligations and, subject to market conditions, substantially all of our option contracts without specific performance obligations. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to their ultimate exercise.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included on our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $332.4 million at September 30, 2005. This amount includes non-refundable letters of credit of approximately $35.0 million. Below is a summary of amounts, net of cash deposits, committed under all options at September 30, 2005 (in thousands):

Aggregate Exercise Price of Options
Options with specific performance	$10,450
Options without specific performance	2,821,008
Total options	$2,831,458

Index

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

Years Ending September 30,
2006	$548,804
2007	858,046
Thereafter	1,424,608
Total	$2,831,458

We have historically funded the exercise of land options though a combination of operating cash flows and borrowings under our credit facilites. We expect these sources to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our land options will have a material adverse effect on our liquidity.

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIEs”) under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at September 30, 2005 and 2004 reflect consolidated inventory not owned of $230.1 million and $254.8 million, respectively. Obligations related to consolidated inventory not owned totaled $166.2 million at September 30, 2005 and $219.0 million at September 30, 2004. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements. The above disclosures of amounts committed under options include our obligations related to consolidated inventory not owned.

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers and other homebuilders to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our consolidated balance sheets include investments in joint ventures totaling $78.6 million and $44.7 million at September 30, 2005 and 2004, respectively.

Our joint ventures typically obtain secured acquisition, development and construction financing. At September 30, 2005, our unconsolidated joint ventures had borrowings outstanding totaling $598.4 million. In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At September 30, 2005, we had repayment guarantees of $10.4 million and loan-to-value maintenance guarantees of $84.6 million of debt of unconsolidated joint ventures. Repayment guarantees require us to repay our share of debt of unconsolidated joint ventures in the event the joint venture defaults on its obligations under the borrowings. Loan-to-value maintenance guarantees require us to repay our share of the venture’s borrowings to the extent such borrowings exceed a specified percentage of the value of the property securing the loan.

Index

The following summarizes our aggregate contractual commitments at September 30, 2005:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior Notes and other notes payable	$1,326,054	$1,705	$-	$44,349	$1,280,000
Interest commitments under Senior Notes and other notes payable (1)	801,428	95,438	191,035	188,590	326,365
Operating leases	57,205	13,617	22,158	13,224	8,206
Purchase obligations (2)	10,450	5,591	3,523	1,336	-
Total	$2,195,137	$116,351	$216,716	$247,499	$1,614,571

(1) Interest on variable rate obligations is based on rates effective as of September 30, 2005.
(2) Represents obligations under option contracts with specific performance provisions, net of cash deposits.

We had outstanding letters of credit and performance bonds of approximately $47.9 million and $470.1 million, respectively, at September 30, 2005 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $44.9 million relating to our land option contracts discussed above. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

Recent Accounting Pronouncements. In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS 151 provides clarification of the accounting for abnormal amounts of freight, handling costs, and wasted material and requires that these items be recognized as current period charges. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2006. We do not believe the adoption of SFAS 151 will have a material impact on our consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS 123 (Revised), Share-Based Payment (“SFAS 123 (R)”), which will be effective in the first quarter of our fiscal year 2006. This statement will eliminate the ability to account for share-based compensation transactions using APB Opinion 25, Accounting for Stock Issued to Employees, and will require instead that compensation expense be recognized based on the fair value on the date of the grant. The recognition of compensation expense for stock options will reduce net income in the future. We have decided that we will use the modified prospective method for our adoption of SFAS 123(R), and anticipate that the related incremental compensation expense for existing unvested and newly granted stock options that will be recognized during fiscal 2006 will range from $4 million to $6 million depending on the number of stock options granted as well as the assumptions used to value them, including stock price. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which will be effective in the first quarter of fiscal year 2007. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. We do not anticipate adoption of this standard will have a material impact on our consolidated financial statements.

Outlook. Absent any unanticipated adverse changes, our outlook for fiscal 2006 diluted earnings per share is $10.50 per share, not taking into account any impact from our capital allocation strategies announced in November 2005, including stock repurchases. Any impact these strategies may have on our outlook will be addressed prospectively.

Index

Disclosure Regarding Forward-Looking Statements. This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs concerning future events, and it is possible that the results described in this annual report will not be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this annual report. Except as may be required under applicable law, we do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this annual report in the sections captioned “Outlook” and “Financial Condition and Liquidity.” Additional information about factors that could lead to material changes in performance is contained Item 1. Business - Risk Factors. Such factors may include:

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

•	changes in accounting policies, standards, guidelines or principles, as may be adopted by regulatory agencies as well as the FASB; or
•	other factors over which the Company has little or no control.

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

Index

Item 7(a).   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of September 30, 2005, we had $46.1 million of variable rate debt outstanding. Based on our fiscal 2005 average outstanding borrowings under our variable rate debt, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by less than $400,000.

The estimated fair value of our fixed rate debt at September 30, 2005 was $1,310.6 million, compared to a carrying value of $1,275.9 million, due primarily to the impact of our increased stock price on the fair value of our 4 ⅝% Convertible Senior Notes. In addition, the effect of a hypothetical one-percentage point decrease in interest rates would increase the estimated fair value of the fixed rate debt instruments from $1,310.6 million to $1,408.0 million at September 30, 2005.

Index

Item 8.   Financial Statements and Supplementary Data

Beazer Homes USA, Inc.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended September 30,
	2005	2004	2003

Total revenue	$4,995,353	$3,907,109	$3,177,408

Costs and expenses:
Home construction and land sales	3,823,300	3,099,732	2,534,035
Selling, general and administrative	554,900	429,442	356,648
Goodwill impairment	130,235	-	-
Expenses related to retirement of debt	-	-	7,570
Operating income	486,918	377,935	279,155
Equity in earnings of unconsolidated joint ventures	5,021	1,561	1,597
Other income, net	7,395	7,079	4,777
Income before income taxes	499,334	386,575	285,529
Provision for income taxes	236,810	150,764	112,784
Net income	$262,524	$235,811	$172,745

Weighted average number of shares:
Basic	40,468	39,879	38,658
Diluted	45,634	42,485	40,541

Earnings per share:
Basic	$6.49	$5.91	$4.47
Diluted	$5.87	$5.59	$4.26

Cash dividends per share	$0.33	$0.13	$-

See Notes to Consolidated Financial Statements

Index

Beazer Homes USA, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,
	2005	2004
ASSETS
Cash and cash equivalents	$297,098	$320,880
Accounts receivable	161,880	70,574
Inventory
Owned inventory	2,671,082	2,089,330
Consolidated inventory not owned	230,083	254,765
Total Inventory	2,901,165	2,344,095
Investments in and advances to unconsolidated joint ventures	78,571	44,748
Deferred tax assets	101,329	47,052
Property, plant and equipment, net	28,367	24,671
Goodwill	121,368	251,603
Other assets	80,738	59,407
Total Assets	$3,770,516	$3,163,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$141,623	$123,287
Other liabilities	636,106	437,608
Obligations related to consolidated inventory not owned	166,163	219,042
Term Loan	-	200,000
Senior Notes (net of discounts of $4,118 and $1,095, respectively)	1,275,882	928,905
Other notes payable	46,054	22,067
Total Liabilities	2,265,828	1,930,909
Stockholders' Equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	-	-
Common stock (par value $0.001 and $.01 per share, 80,000,000 and 30,000,000 (pre-split) shares authorized, 41,844,414 and 53,605,047 issued, 41,701,955 and 41,191,419 outstanding)	42	54
Paid in capital	534,523	593,874
Retained earnings	990,341	741,701
Treasury stock, at cost (142,459 and 12,413,628 shares)	(8,092)	(88,150)
Unearned compensation	(12,126)	(14,748)
Accumulated other comprehensive loss	-	(610)
Total Stockholders' Equity	1,504,688	1,232,121

Total Liabilities and Stockholders' Equity	$3,770,516	$3,163,030

See Notes to Consolidated Financial Statements

Index

Beazer Homes USA, Inc.
Consolidated Statement of Stockholders' Equity
(in thousands)
	Preferred Stock	Common Stock	Paid in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2002	$-	$50	$535,577	$338,604	$(63,679)	$(6,260)	$(4,777)	$799,515
Comprehensive income:
Net income	-	-	-	172,745	-	-	-	172,745
Unrealized gain on interest rate swaps, net of tax of $871	-	-	-	-	-	-	1,334	1,334
Total comprehensive income								174,079
Amortization of unearned compensation	-	-	-	-	-	3,984	-	3,984
Exercises of stock options (1,387,518 shares)	-	2	9,803	-	-	-	-	9,805
Issuance of bonus stock (291,693 shares)	-	-	1,735	-	-	-	-	1,735
Tax benefit from stock transactions	-	-	11,502	-	-	-	-	11,502
Issuance of restricted stock (646,926 shares)	-	1	13,281	-	-	(13,282)	-	-
Purchase of treasury stock (384,000 shares)	-	-	-	-	(6,925)	-	-	(6,925)
Other	-	-	294	-	-	(294)	-	-
Balance, September 30, 2003	-	53	572,192	511,349	(70,604)	(15,852)	(3,443)	993,695
Comprehensive income:
Net income	-	-	-	235,811	-	-	-	235,811
Unrealized gain on interest rate swaps, net of tax of $1,849	-	-	-	-	-	-	2,833	2,833
Total comprehensive income								238,644
Dividends paid	-	-	-	(5,459)	-	-	-	(5,459)
Amortization of unearned compensation	-	-	-	-	-	7,381	-	7,381
Change in fair value of unearned compensation	-	-	753	-	-	(753)	-	-
Exercises of stock options (778,401 shares)	-	1	5,361	-	-	-	-	5,362
Tax benefit from stock transactions	-		8,127	-	-	-	-	8,127
Issuance of bonus stock (204,411 shares)	-	-	1,917	-	-	-	-	1,917
Issuance of restricted stock (119,079 shares)	-	-	4,736	-	-	(4,736)	-	-
Purchase of treasury stock (539,400 shares)	-	-	-	-	(17,546)	-	-	(17,546)
Other	-	-	788	-	-	(788)	-	-
Balance, September 30, 2004	$-	$54	$593,874	$741,701	$(88,150)	$(14,748)	$(610)	$1,232,121
Comprehensive income:
Net income	-	-	-	262,524	-	-	-	262,524
Unrealized gain on interest rate swaps, net of tax of $354	-	-	-		-	-	610	610
Total comprehensive income								263,134
Dividends paid	-	-	-	(13,884)	-	-	-	(13,884)
Amortization of unearned compensation	-	-	-	-	-	11,945	-	11,945
Change in fair value of unearned compensation, net of forfeitures (17,719 shares)	-	-	2,432	-	-	(2,432)	-	-
Exercises of stock options (412,125 shares)			5,631			244		5,875
Tax benefit from stock transactions	-	-	11,551	-	-	-	-	11,551
Issuance of bonus stock (109,937 shares)	-	-	2,034	-	-	4	-	2,038
Issuance of restricted stock, net of forfeitures (137,957 shares)	-	-	5,823	-	-	(5,823)	-	-
Use of treasury stock for stock dividend (12,413,628 shares)	-	(12)	(88,138)	-	88,150	-	-	-
Common stock redeemed (142,459 shares)	-	-	-	-	(8,092)	-	-	(8,092)
Other	-	-	1,316	-	-	(1,316)	-	-
Balance, September 30, 2005	$-	$42	$534,523	$990,341	$(8,092)	$(12,126)	$-	$1,504,688

See Notes to Consolidated Financial Statements

Index

Beazer Homes USA, Inc.
Consolidated Statements of Cash Flows
(in thousands)
	Year Ended
	September 30,
	2005	2004	2003
Cash flows from operating activities:
Net income	$262,524	$235,811	$172,745
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	9,229	8,374	9,236
Amortization of unearned compensation	11,945	7,381	3,984
Expenses related to retirement of debt	-	-	7,570
Goodwill impairment charge	130,235	-	-
Deferred income tax (benefit) provision	(54,631)	(22,740)	87
Tax benefit from stock transactions	11,551	8,127	11,502
Equity in earnings of unconsolidated joint ventures	(5,021)	(1,561)	(1,597)
Cash distributions of income from unconsolidated joint ventures	5,844	-	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(91,306)	(4,571)	(11,674)
Increase in inventory	(566,603)	(410,525)	(328,893)
Increase in other assets	(16,775)	(16,828)	(1,431)
Increase/(decrease) in trade accounts payable	18,336	(2,234)	16,967
Increase in other liabilities	199,076	123,210	79,257
Other changes	1,333	1,837	1,198
Net cash used by operating activities	(84,263)	(73,719)	(41,049)
Cash flows from investing activities:
Capital expenditures	(13,448)	(10,271)	(9,325)
Investments in unconsolidated joint ventures	(40,619)	(25,844)	(4,941)
Distributions from and proceeds from sale of unconsolidated joint ventures	5,597	5,639	7,714
Net cash used by investing activities	(48,470)	(30,476)	(6,552)
Cash flows from financing activities:
Proceeds from Term Loan	-	200,000	200,000
Repayment of Term Loan	(200,000)	(200,000)	(100,000)
Borrowings under credit facilities	439,700	-	114,100
Repayment of credit facilities	(439,700)	-	(114,100)
Repayment of other notes payable	(16,776)	-	-
Redemption of Senior Notes	-	-	(104,438)
Proceeds from issuance of Senior Notes	346,786	380,000	-
Debt issuance costs	(4,958)	(10,654)	(2,458)
Proceeds from stock option exercises	5,875	5,362	9,805
Common stock redeemed	(8,092)	-	-
Treasury stock purchases	-	(17,546)	(6,925)
Dividends paid	(13,884)	(5,459)	-
Net cash provided/(used) by financing activities	108,951	351,703	(4,016)
(Decrease)/increase in cash and cash equivalents	(23,782)	247,508	(51,617)
Cash and cash equivalents at beginning of year	320,880	73,372	124,989
Cash and cash equivalents at end of year	$297,098	$320,880	$73,372

Supplemental cash flow information:
Interest paid	$79,088	$65,237	$67,580
Income taxes paid	$233,965	$170,475	$77,904
Supplemental disclosure of non-cash activity:
Consolidated inventory not owned	$-	$188,585	$30,457
Land acquired through issuance of notes payable	$40,608	$21,502	$-

See Notes to Consolidated Financial Statements

Index

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Organization. Beazer Homes USA, Inc. is one of the ten largest homebuilders in the United States, based on number of homes closed. We design, sell and build primarily single-family homes in over 45 markets located in Arizona, California, Colorado, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia. We also provide mortgage origination services for our homebuyers through Beazer Mortgage Corporation, or Beazer Mortgage. Beginning in fiscal year 2006, Beazer Mortgage will finance our mortgage lending activities with borrowings under a new warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors.  In addition, we provide title services to our homebuyers in many of our markets.

Presentation. Our homebuilding operations conducted across several geographic regions of the United States have similar characteristics; therefore, they have been aggregated into one reportable segment - the homebuilding segment.

The accompanying consolidated financial statements include the accounts of Beazer Homes USA, Inc. and our wholly owned subsidiaries. Intercompany balances have been eliminated in consolidation.

Cash and Cash Equivalents. We consider investments with maturities of three months or less when purchased to be cash equivalents.

Inventory. Owned inventory consists solely of residential real estate developments. Interest, real estate taxes and development costs are capitalized in inventory during the development and construction period. Sold units are expensed on a specific identification basis or on a relative sales value basis as cost of sales. Consolidated inventory not owned represents the fair value of land under option agreements consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”).

Investments in and Advances to Unconsolidated Joint Ventures.  We participate in a number of land development joint ventures in which we have less than a controlling interest. Our joint ventures are typically entered into with developers and other homebuilders to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. We recognize our share of profits from the sale of lots to other buyers. Our share of profits from lots we purchase from the joint ventures is deferred and treated as a reduction of the cost of the land purchased from the joint venture. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Depreciation is computed on a straight-line basis at rates based on estimated useful lives as follows:

Buildings	15 - 30 years
Machinery and equipment	3 - 10 years
Information systems	5 years
Furniture and fixtures	3 - 7 years
Leasehold improvements	Lesser of the lease term or the estimated useful life of the asset

Impairment of Long Lived Assets. Housing projects and unimproved land held for future development (components of inventory) and property, plant and equipment are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Index

Goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of April 30 or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our operating divisions is considered a reporting unit. The fair value of each reporting unit is determined based on expected discounted future cash flows. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill. During fiscal 2005, we obtained an independent valuation of our reporting units and recorded a $130.2 million non-cash, non tax-deductible impairment charge to write off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina. The forecasts and valuations of the respective divisions, along with weaker than anticipated local economies, particularly in the Midwest markets, and severe price competition, particularly at entry level price points, led the Company to conclude the goodwill was impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets.

Other Assets. Other assets principally include prepaid expenses, debt issuance costs and deferred compensation plan assets.

Income Taxes.  Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting carrying values and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Other Liabilities. Other liabilities include homebuyer deposits, land purchase obligations, accrued compensation, accrued warranty costs and various other accrued expenses.

Income Recognition and Classification of Costs. Income from the sale of residential units or land parcels is recognized when closings have occurred and the risk of ownership is transferred to the buyer. Sales commissions are included in selling, general and administrative expenses.

Fees paid to Beazer Mortgage from third-party lenders are recognized as revenue concurrent with the closing on the sale of the residential unit. All expenses of operating Beazer Mortgage are included in selling, general and administrative expenses in the period incurred.

Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.5% to 1.0% of total revenue. Additional warranty costs are charged to cost of sales as necessary based on management’s estimate of the costs to remediate existing claims. See Note 14 for a more detailed discussion of warranty costs and related reserves.

Advertising costs of $44,792,000, $44,696,000 and $34,775,000 for fiscal years 2005, 2004 and 2003, respectively, were expensed as incurred and are included in selling, general and administrative expenses.

Earnings Per Share (“EPS”) and Stock Split. The computation of basic earnings per common share is determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS additionally gives effect (when dilutive) to stock options, other stock based awards and other potentially dilutive securities. In October 2004, the Emerging Issues Task Force (“EITF”) of the FASB ratified the consensus on EITF Issue No. 04-8: The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”). EITF 04-8 requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Co’s”) be included in diluted EPS computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price. Prior to EITF 04-8, shares issuable upon conversion of Co-Co’s were generally excluded from diluted EPS computations until the issuer’s stock price exceeded the contingent conversion price. EITF 04-8, which applies to our 4 ⅝% Convertible Senior Notes issued in June 2004, was effective beginning with the first fiscal quarter of our 2005 fiscal year.

Index

On February 4, 2005, the Company’s Board of Directors declared a three-for-one stock split in the form of a stock dividend. The stock dividend was distributed on March 22, 2005 to stockholders of record on March 10, 2005. In addition, during fiscal 2005, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 30 million to 80 million shares and to change the par value of the common stock to $.001 per share. As a result, the Company reclassified amounts from common stock to additional paid in capital based on the total shares of common stock issued. The Company used approximately 12.4 million shares of treasury shares to satisfy a portion of the stock dividend. The issuance of treasury shares was accounted for by transferring the book value of those shares from treasury stock to additional paid in capital and common stock.

All share and per share information including earnings per share calculations for all periods presented have been restated to give retroactive application to the three-for-one stock split and for the inclusion of shares issuable upon conversion of our Co-Co’s in accordance with EITF 04-08, as applicable.

Fair Value of Financial Instruments. The fair value of our cash and cash equivalents, term loan and other notes payable approximate their carrying amounts due to the short maturity of these assets and the variable interest rates on such obligations. The fair value of our publicly held senior notes (Note 8) is estimated based on the quoted bid prices for these debt instruments and was approximately $1,310.6 million at September 30, 2005 and $1,010.2 million at September 30, 2004. The fair value of our interest rate swaps, based on then existing current rates, approximated $1.0 million and was included in other liabilities at September 30, 2004. There are no interest rate swaps outstanding at September 30, 2005.

Stock-Based Compensation.  We account for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”). No compensation expense is recognized for stock options granted to employees because all stock options granted have exercise prices not less than the market value of our stock on the date of the grant. Compensation expense for restricted stock granted to employees is based on the market price of the common stock on the date of the grant.

We account for stock awards issued to non-employees under the recognition and measurement principles of SFAS 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Stock options issued to non-employees are valued using the Black-Scholes option pricing model. Expense for restricted stock granted to non-employees is initially based on the market price of the common stock on the date of the grant.

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

The following table illustrates the effect (in thousands, except per share amounts) on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148 Accounting for Stock-Based Compensation - Transition and Disclosure, to stock-based employee compensation:

Index

	Year Ended
	September 30,
	2005	2004	2003

Net income, as reported	$262,524	$235,811	$172,745
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7,376	4,503	2,410
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,341)	(7,521)	(5,409)

Pro forma net income	$259,559	$232,793	$169,746

Earnings per share:
Basic - as reported	$6.49	$5.91	$4.47
Basic - pro forma	$6.41	$5.84	$4.39

Diluted - as reported	$5.87	$5.59	$4.26
Diluted - pro forma	$5.85	$5.55	$4.22

The weighted average fair value of each option granted during the years ended September 30, 2005, 2004, and 2003 was $15.80, $13.60 and $10.96, respectively. The fair values of options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2005	2004	2003
Expected volatility	44.01%	44.14%	46.70%
Expected dividend yield	0.33%	0.40%	none
Risk-free interest rate	3.39%	3.13%	3.60%
Expected life (in years)	5.0	5.0	7.0

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications. Certain items in prior-period financial statements have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements.  In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment of ARB 43, Chapter 4. SFAS 151 provides clarification of the accounting for abnormal amounts of freight, handling costs, and wasted material and requires that these items be recognized as current period charges. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2006. We do not believe the adoption of SFAS 151 will have a material impact on our consolidated results of operations or financial position.

Index

In December 2004, the FASB issued SFAS 123 (revised), Share-Based Payment, which will be effective in the first quarter of fiscal year 2006. This statement will eliminate the ability to account for share-based compensation transactions using APB 25 and will require instead that compensation expense be recognized based on the fair value on the date of the grant. The recognition of compensation expense for stock options will reduce net income in the future. We have decided that we will use the modified prospective method for our adoption of SFAS 123(R), and anticipate that the related incremental compensation expense for existing unvested and newly granted stock options that will be recognized during fiscal 2006 will range from $4 million to $6 million depending on the number of stock options granted as well as the assumptions used to value them, including stock price. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which will be effective in the first quarter of fiscal year 2007. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. We do not anticipate adoption of this standard will have a material impact on our consolidated financial statements.

(2) Derivative Instruments and Hedging Activities

We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. We do not enter into or hold derivatives for trading or speculative purposes. During the year ended September 30, 2001 we entered into interest rate swap agreements (the “Swap Agreements”) to effectively fix the variable interest rate on $100 million of floating rate debt. The Swap Agreements matured in December 2004. The Company has no derivative instruments as of September 30, 2005.

The Swap Agreements were designated as cash flow hedges and, accordingly, were recorded at fair value in our consolidated balance sheets and the related gains or losses were deferred in stockholders’ equity, net of taxes, as a component of other comprehensive income. No portion of these hedges was considered ineffective for the year ended September 30, 2004. We reclassified approximately $610,000, net of taxes of $354,000, from other comprehensive loss to interest expense during fiscal 2005.

(3) Investments in and Advances to Unconsolidated Joint Ventures

Our joint ventures typically obtain secured acquisition, development and construction financing. At September 30, 2005, our unconsolidated joint ventures had borrowings outstanding totaling $598.4 million. In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At September 30, 2005, we had repayment guarantees of $10.4 million and loan-to-value maintenance guarantees of $84.6 million of debt of unconsolidated joint ventures. Repayment guarantees require us to repay our share of debt of unconsolidated joint ventures in the event the joint venture defaults on its obligations under the borrowings. Loan-to-value maintenance guarantees require us to repay our share of the venture’s borrowings to the extent such borrowings exceed a specified percentage of the value of the property securing the loan.

Index

(4) Inventory

Inventory consists of (in thousands):

	September 30,
	2005	2004
Homes under construction	$1,040,193	$847,517
Development projects in progress	1,519,554	1,105,933
Unimproved land held for future development	44,809	57,563
Model homes	66,526	78,317
Consolidated inventory not owned	230,083	254,765
	$2,901,165	$2,344,095

Homes under construction include homes finished and ready for delivery and homes in various stages of construction. We had 414 ($72.2 million) and 345 ($69.1 million) completed homes that were not subject to a sales contract, not including model homes, at September 30, 2005 and 2004, respectively.

Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

Inventory located in California, the state with our largest concentration of inventory, was $536.7 million and $400.6 million at September 30, 2005, and 2004, respectively.

We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $332.4 million at September 30, 2005. This amount includes non-refundable letters of credit of approximately $35.0 million. Below is a summary of amounts, net of cash deposits, committed under all options at September 30, 2005 (in thousands):

Aggregrate Exercise Price of Options
Options with specific performance	$10,450
Options without specific performance	2,821,008
Total options	$2,831,458

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

Year Ending September 30,
2006	$548,804
2007	858,046
Thereafter	1,424,608
Total	$2,831,458

Index

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIEs”) under FIN 46R. FIN 46R defines a VIE as an entity with insufficient equity investment to finance its planned activities without additional financial support or an entity in which the equity investors lack certain characteristics of a controlling financial interest. Pursuant to FIN 46R, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE is deemed to be the primary beneficiary of the VIE and must consolidate the VIE.

We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at September 30, 2005 and 2004 reflect consolidated inventory not owned of $230.1 million and $254.8 million, respectively. Obligations related to consolidated inventory not owned totaled $166.2 million at September 30, 2005 and $219.0 million at September 30, 2004. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements. The above disclosures of amounts committed under options include our obligations related to consolidated inventory not owned.

(5) Interest

Information regarding interest (in thousands) is as follows:

	Year Ended September 30,
	2005	2004	2003
Capitalized interest in inventory, beginning of year	$44,121	$34,285	$24,441
Interest incurred and capitalized	89,678	76,035	65,295
Capitalized interest amortized to cost of sales	(82,388)	(66,199)	(55,451)
Capitalized interest in inventory, end of year	$51,411	$44,121	$34,285

(6) Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	September 30,
	2005	2004
Land and buildings	$5,502	$5,464
Leasehold improvements	8,157	7,100
Machinery and equipment	25,708	20,459
Information systems	19,441	17,226
Furniture and fixtures	13,884	13,307
	72,692	63,556
Less: Accumulated depreciation	(44,325)	(38,885)
Property, plant and equipment, net	$28,367	$24,671

(7) Credit Facility

In August 2005 we entered into a new $750 million (expandable up to $1 billion), four-year unsecured revolving credit facility (the “Credit Facility”) with a group of banks that matures in August 2009. The Credit Facility replaced our former $550 million bank credit facility and $200 million Term Loan. The Credit Facility includes a $50 million swing line commitment and has a $350 million sublimit for the issuance of standby letters of credit. Substantially all of the Company’s significant subsidiaries are guarantors of the obligations under the Credit Facility (see Note 15). The Credit Facility contains various operating and financial covenants. The Company has the option to elect two types of loans under the Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both as defined in the Credit Facility).

Index

Available borrowings under the Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable. At September 30, 2005, we had no borrowings outstanding, and had available borrowings of $530.1 million under the Credit Facility.

(8) Long-Term Debt

In June 2005, the Company issued $300 million aggregate principal amount of 6 ⅞% Senior Notes due July 2015 (the “6 ⅞% Senior Notes”). The 6 ⅞% Senior Notes were issued at a price of 99.096% of their face amount (before underwriting and other issuance costs). In July 2005, the Company issued an additional $50 million aggregate principal amount of the 6 ⅞% Senior Notes. The additional $50 million of 6 ⅞% Senior Notes was issued at a price of 99.976% of their face amount (before underwriting and other issuance costs) and accrue interest from June 8, 2005 (the date of the original issuance of the 6 ⅞% Senior Notes). Interest on the 6 ⅞% Senior Notes is payable semiannually. Beazer Homes may, at the Company’s option, redeem the 6 ⅞% Senior Notes in whole or in part at any time after July 2008, under certain conditions and at specific redemption prices.

In June 2004, we issued $180 million aggregate principal amount of 4 ⅝% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”). In August 2004 we filed a registration statement on Form S-3 with the SEC covering resales of the Convertible Senior Notes and the common stock issuable upon conversion. The Convertible Senior Notes were issued at a price of 100% of their face amount (before underwriting and other issuance costs). Interest on the Convertible Senior Notes is payable semiannually beginning December 2004. The notes are convertible by holders into shares of our common stock at an initial conversion rate of 19.44 shares of Beazer Homes common stock per $1,000 principal amount (subject to adjustment for customary reasons), representing an initial conversion price of $51.44 per share of common stock, under certain circumstances. We may, at our option, redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009 at specified redemption prices. Holders have the right to require us to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019 or if we undergo a fundamental change, as defined. In each case, we will pay a purchase price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including contingent interest, if any, and any additional amounts owed, if any, to such purchase date.

In May 2004, we completed an offer to exchange all of the $200 million 6 ½% Senior Notes issued November 2003 for an equal amount of 6 ½% Senior Notes due November 2013 (the “6 ½% Senior Notes”), which were registered under the Securities Act of 1933. These notes were initially sold at a price of 100% of their face amount (before underwriting and other issuance costs). Interest on the 6 ½% Senior Notes is payable semiannually. We may, at our option, redeem the 6 ½% Senior Notes in whole or in part at any time under certain conditions and at specified redemption prices.

In September 2002, we completed an offer to exchange all of the outstanding $350 million 8 ⅜% Senior Notes issued April 2002 for an equal amount of 8 ⅜ Senior Notes due 2012 (the “8 ⅜% Senior Notes”), which were registered under the Securities Act of 1933. These notes were initially sold at a price of 100% of their face amount (before underwriting and other issuance costs). Interest on the 8 ⅜% Senior Notes is payable semiannually. We may, at our option, redeem the 8 ⅜% Senior Notes in whole or in part at any time under certain conditions and at specified redemption prices.

In May 2001, we issued $200 million 8 ⅝% Senior Notes due May 2011 (the “8 ⅝% Senior Notes”) at a price of 99.178% of their face amount (before underwriting and other issuance costs). Interest on the 8 ⅝% Senior Notes is payable semiannually. We may, at our option, redeem the 8 ⅝% Senior Notes in whole or in part at any time after May 2006 at specified redemption prices.

Index

During fiscal 2003, we retired our $100 million 8 ⅞% Senior Notes due in 2008 (the “8 ⅞% Senior Notes”). The 8 ⅞% Senior Notes were redeemed at 104.438% of the principal amount, plus accrued interest. As a result of the redemption of the 8 ⅞% Senior Notes, we recorded a pre-tax charge of $7.6 million, which includes the write off of previously capitalized fees.

Unless otherwise stated, the 6 ⅞% Senior Notes, the Convertible Senior Notes, the 6 ½% Senior Notes, the 8 ⅜% Senior Notes and the 8 ⅞% Senior Notes (collectively the “Senior Notes”) were issued in private placements pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended. The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and our obligations under the Credit Facility, and are jointly and severally liable for obligations under the Senior Notes, and the Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2005, under the most restrictive covenants of each indenture, approximately $359 million of our retained earnings was available for cash dividends and for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

We periodically acquire land through the issuance of notes payable. As of September 30, 2005 and 2004, we had outstanding notes payable of $46.1 million and $22.1million related to land acquisitions, respectively. These notes payable expire at various times through 2010 at variable rates ranging from 5.0% to 8.1% at September 30, 2005.

As of September 30, 2005, future maturities of long-term debt are as follows (in thousands):

Year Ending September 30,
2006	$1,705
2007	-
2008	-
2009	11,710
2010	32,639
Thereafter	1,280,000
Total	$1,326,054

(9) Income Taxes

The provision for income taxes consists of (in thousands):

	Year Ended September 30,
	2005	2004	2003
Current:
Federal	$254,765	$153,228	$106,871
State	31,682	22,427	16,261
Deferred	(49,637)	(24,891)	(10,348)
Total	$236,810	$150,764	$112,784

Index

The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Income tax computed at statutory rate	$174,767	$135,298	$99,935
State income taxes, net of federal benefit	15,904	16,226	12,764
Impairment of non-deductible goodwill	45,582	-	-
Other	557	(760)	85
Total	$236,810	$150,764	$112,784

Deferred tax assets and liabilities are composed of the following (in thousands):

	September 30,
	2005	2004
Deferred tax assets:
Warranty and other reserves	$82,328	$40,900
Incentive compensation	14,725	7,377
Property, equipment and other assets	2,227	2,275
Interest rate swaps	-	354
State loss carryforward	3,639	-
Other	3,570	2,004
Total deferred tax assets	106,489	52,910

Deferred tax liabilities:
Inventory adjustments	(3,745)	(5,416)
Other	(1,415)	(442)
Total deferred tax liabilities	(5,160)	(5,858)

Net deferred tax assets	$101,329	$47,052

At September 30, 2005, we had U.S. state net operating loss carryforwards (“NOL”) of approximately $67.5 million that will expire between 2009 and 2024. We expect to fully utilize these NOLs. We believe that based upon our history of profitable operations, it is more likely than not that our net deferred tax assets will be realized.

(10) Leases

We are obligated under various noncancelable operating leases for office facilities and equipment. Rental expense under these agreements amounted to approximately $17,054,000, $14,116,000 and $11,562,000 for the years ended September 30, 2005, 2004 and 2003, respectively. As of September 30, 2005, future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

Year Ending September 30,
2006	$13,617
2007	11,922
2008	10,236
2009	8,075
2010	5,149
Thereafter	8,206
Total	$57,205

Index

(11) Stockholders' Equity

Preferred Stock. We currently have no shares of preferred stock outstanding.

Common Stock Repurchase Plan. In February 2003, our Board of Directors approved a stock repurchase plan authorizing the purchase of up to three million shares (split adjusted) of our outstanding common stock. During fiscal 2005, we did not repurchase any shares in the open market; however, 142,459 shares were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of $8.1 million, or approximately $57 per share. During fiscal 2004, we repurchased 539,400 shares for an aggregate purchase price of $17.5 million or approximately $33 per share pursuant to the plan. During fiscal 2003, we repurchased 384,000 shares for an aggregate purchase price of $6.9 million or approximately $18 per share pursuant to the plan. At September 30, 2005, we are authorized to purchase approximately two million additional shares pursuant to the plan.

On November 18, 2005, as part of an acceleration of our comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase of our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. During November 2005, we repurchased 778,600 shares for an aggregate purchase price of $50.4 million or approximately $65 per share pursuant to the plan. We intend to enter into a plan under Rule 10b5-1 of the Securities Act of 1934 to execute a portion of the share repurchase program, supplemented with opportunistic purchases in the open market or in privately negotiated transactions.

Shareholder Rights Plan. In June 1996, our Board of Directors adopted a Shareholder Rights Plan and distributed a dividend of one preferred share purchase right (a “Right”) to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share (the “Junior Preferred Shares”), of Beazer Homes. The Rights become exercisable in certain limited circumstances involving principally the acquisition of over 20% of our outstanding common stock by any one individual or group. The Rights are initially exercisable at a price of $80 per one hundredth of a Junior Preferred Share subject to adjustment. Following certain other events after the Rights have become exercisable, each Right entitles its holder to purchase at the Right’s then-current exercise price, a number of shares of our common stock having a market value of twice such price, or, in certain circumstances, securities of the acquirer, having a then-current market value of two times the exercise price of the Right.

The Rights are redeemable and may be amended at our option before they become exercisable. Until a Right is exercised, the holder of a Right has no rights as a stockholder of Beazer Homes. The Rights expire in June 2006.

Dividends.  For fiscal 2005, we paid quarterly cash dividends aggregating $0.33 per common share, or a total of approximately $13.9 million. For fiscal 2004, adjusted for the stock split, we paid quarterly cash dividends aggregating $0.13 per common share, or a total of approximately $5.5 million. No dividends were paid during fiscal year 2003.

Index

(12) Earnings Per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended September 30,
	2005	2004	2003
Basic:
Net income	$262,524	$235,811	$172,745
Weighted average number of common shares outstanding	40,468	39,879	38,658

Basic earnings per share	$6.49	$5.91	$4.47

Diluted:
Net income	$262,524	$235,811	$172,745
Interest on convertible debt - net of taxes	5,325	1,616	-
Net income applicable to common stockholders	$267,849	$237,427	$172,745

Weighted average number of common shares outstanding	40,468	39,879	38,658
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	3,499	1,083	-
Options to acquire common stock	621	729	1,126
Restricted stock units	1,046	794	757
Diluted weighted average number of common shares outstanding	45,634	42,485	40,541

Diluted earnings per share	$5.87	$5.59	$4.26

Options to purchase 411,978 shares of common stock were not included in the computation of diluted earnings per share for the year ended September 30, 2003, because the options’ exercise price was greater than the average market price of the common shares during that year.

(13) Retirement Plan and Incentive Awards

401(k) Retirement Plan. We sponsor a 401(k) Plan (the "Plan”). Substantially all employees are eligible for participation in the Plan after completing one calendar month of service with us. Participants may defer and contribute to the Plan from 1% to 80% of their salary with certain limitations on highly compensated individuals. We match 50% of the first 6% of the participant's contributions. The participant's contributions vest 100% immediately, while our contributions vest over five years. Our total contributions for the years ended September 30, 2005, 2004 and 2003 were approximately $3,261,000, $2,764,000 and $2,022,000, respectively.

Deferred Compensation Plan. During fiscal 2002, we adopted the Beazer Homes USA, Inc. Deferred Compensation Plan (the “DCP Plan”). The DCP Plan is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The Plan allows the executives to defer current compensation on a pre-tax basis to a future year, up until termination of employment. The objectives of the Plan are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding, and retaining highly compensated executives. Participation in the DCP Plan is voluntary. Beazer Homes may voluntarily make a contribution to the participants’ DCP accounts. For the years ended September 30, 2005, 2004 and 2003, Beazer Homes contributed $4,364,000, $2,814,000 and $626,000, respectively, to the DCP Plan.

Index

Stock Incentive Plans. During fiscal 2000, we adopted the 1999 Stock Incentive Plan (the “1999 Plan”) because the shares reserved under the 1994 Stock Incentive Plan (the “1994 Plan”) had been substantially depleted. We also maintained a Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) that expired September 30, 2005. At September 30, 2005, we had reserved 11,925,000 shares of common stock for issuance under our various stock incentive plans, of which approximately 2.6 million shares are available for future grants.

Stock Option Awards. We have issued various stock option awards to officers and key employees under both the 1999 Plan and the 1994 Plan and to non-employee directors pursuant to the Non-Employee Director Plan. Stock options are generally exercisable at the fair market value of the common stock on the grant date, vest three years after the date of grant and may be exercised thereafter until their expiration, subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of stock options. Stock options granted prior to fiscal 2004, generally expire on the tenth anniversary from the date such options were granted. Stock options granted beginning in fiscal 2004 expire on the seventh anniversary from the date such options were granted.

Stock Option Awards. Information regarding activity under our stock option plans is summarized as follows:

Year Ended September 30,	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,821,804	$19.59	2,378,145	$13.83	3,212,640	$9.46
Granted	289,250	38.54	310,164	32.91	643,731	20.74
Exercised	(412,125)	14.26	(778,401)	6.89	(1,387,518)	7.23
Forfeited	(44,178)	32.05	(88,104)	23.07	(90,708)	15.80
Options outstanding at end of year	1,654,751	23.91	1,821,804	19.59	2,378,145	13.83
Options exercisable at end of year	577,050	$15.45	598,860	$7.25	1,365,261	$6.90

The following table summarizes information about stock options outstanding and exercisable at September 30, 2005:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6 - $9	338,757	4.43	$7.44	338,757	$7.44
$18 - $21	520,641	7.10	20.72	-	-
$24 - $29	238,293	6.56	26.83	238,293	26.83
$30 - $39	552,060	5.32	35.39	-	-
$65 - $66	5,000	6.83	65.55	-	-
	1,654,751			577,050

Other Stock Awards. We have made various restricted stock awards to officers and key employees under both the 1999 Plan and the 1994 Plan. All restricted stock is awarded in the name of the participant, who has all the rights of other common stockholders with respect to such stock, subject to restrictions and forfeiture provisions. Accordingly, such restricted stock awards are considered outstanding shares. Restricted stock awards vest from three to seven years after the date of grant. Certain restricted stock awards provide for accelerated vesting if certain performance goals are achieved. Activity relating to restricted stock awards is summarized as follows:

Index

	Year Ended September 30,
	2005	2004	2003
Restricted shares, beginning of year	1,004,016	878,859	265,011
Shares awarded	146,066	143,844	646,926
Shares forfeited	(25,828)	(18,687)	(6,078)
Shares vested	(675,987)	-	(27,000)
Restricted shares, end of year	448,267	1,004,016	878,859

Weighted average price of shares awarded	$40.33	$32.92	$18.85

We have two incentive compensation plans (called the Value Created Incentive Plan and the Executive Value Created Incentive Plan), modeled under the concepts of economic profit or economic value added. Participants may defer a portion of their earned annual incentive compensation under the applicable plan pursuant to the terms of the Corporate Management Stock Purchase Program (the “CMSPP”). The deferred amounts are represented by restricted stock units (“Bonus Stock”), each of which represent the right to receive one share of Beazer Homes common stock upon vesting. Such shares are issued after a three-year vesting period, subject to an election for further deferral by the participant. The number of restricted stock units granted is based on a discount to the market value of our common stock at the time the bonus is earned. Should the participant’s employment terminate during the vesting period, the deferred incentive compensation is settled in cash or cash and stock, depending on the cause of termination as set forth in the CMSPP or applicable deferred compensation plan. Activity relating to Bonus Stock is as follows:

	Year Ended September 30,
	2005	2004	2003
Bonus Stock issuable, beginning of year	289,164	385,212	627,474
Shares awarded	114,149	110,499	68,541
Shares forfeited	(2,506)	(2,136)	(19,110)
Shares vested and issued	(109,937)	(204,411)	(291,693)
Bonus Stock issuable, end of year	290,870	289,164	385,212

Compensation expense recognized for the restricted stock and Bonus Stock awards totaled $7,934,000, $5,581,000 and $3,984,000 for the years ended September 30, 2005, 2004 and 2003, respectively.

Our former Chief Financial Officer resigned effective September 30, 2003. Effective October 1, 2003, Beazer Homes and our former CFO entered into a consulting and non-compete agreement pursuant to which our former CFO retained and continued to vest in various stock awards during the two-year life of the agreement which would have otherwise been forfeited upon termination and represented up to 139,227 shares of the Company’s common stock. The agreement expired September 30, 2005 at which time all remaining shares were forfeited. Our consolidated balance sheets at September 30, 2004 included $2,050,000 of unearned compensation cost reflecting the fair value of these stock awards. Such unearned compensation cost, as adjusted by changes in the value of the Company’s common stock, was recognized over the two-year life of the consulting and non-compete agreement ending September 30, 2005. Compensation expense recognized for such awards totaled $4,011,000 and $1,800,000 for the years ended September 30, 2005 and 2004, respectively.

(14) Contingencies

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

Index

As of September 30, 2005, there were eleven pending lawsuits related to such complaints received by Trinity. All eleven suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate. Additionally, a class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC. The parties in the class action reached a settlement agreement which was approved by the Court on October 20, 2004.

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

Under the settlement, subject to Trinity’s timely performance of the specified assessments and remediation activities for homeowners who file claims, each homeowner releases Trinity, Beazer Homes Investment Corp. and other affiliated companies, including Beazer Homes, from the claims asserted in the class action lawsuit, claims arising out of external water intrusion, claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others. No appeals of the Court’s Order approving the settlement were received by the Court within the timeframe established by the Court. We sent out the claims notices on December 17, 2004, and the Class Members had until February 15, 2005 to file claims. A total of 1,311 valid claims were filed (of the 2,161 total Class Members), of which 613 complaints had been received prior to our receipt of the claim notices. Class Members who did not file a claim by February 15, 2005 are no longer able to file a class action claim under the settlement or pursue an individual claim against Trinity.

Beazer Homes’ warranty reserves at September 30, 2005 and September 30, 2004 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion and mold, including a provision for legal fees. Warranty reserves at September 30, 2005 also include accruals for class action claims received, pursuant to the settlement discussed above, from Class Members who had not previously contacted Trinity with complaints.

The following is a roll-forward of total complaints received as of each balance sheet date:

	Fiscal Year Ended September 30,
	2005	2004
Complaints outstanding at beginning of year	887	415
Complaints received	784	564
Complaints resolved	(128)	(92)
Complaints outstanding at end of the year	1,543	887

The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred. Homes for which we receive complaints are classified into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.

As of September 30, 2005 and 2004, we accrued for our estimated cost to remediate homes that we had assessed and assigned to one of the above categories. For purposes of our accrual, we have historically assigned homes not yet assessed to categories based on our expectations about the extent of damage and trends observed from the results of assessments performed to date. In addition, beginning in the quarter ended March 31, 2005, we refined our cost estimation process to consider the subdivision of the claimant along with the categorization discussed above. Once a home is categorized, detailed budgets are used as the basis to prepare our estimated costs to remediate such home.

Index

During fiscal 2004, we initiated a program under which we offered to repurchase a limited number of homes from specific homeowners. The program was concluded during the first quarter of fiscal 2005. We have repurchased a total of 54 homes under the program. During the fiscal year ended September 30, 2005, we sold six of the repurchased homes. The remaining 48 homes were acquired for an aggregate purchase price of $15.8 million. The accrual at September 30, 2005 includes the estimated costs to sell homes that we have repurchased, and our estimated losses on the sale of those homes, if any.

Changes in the accrual for Trinity moisture intrusion and related mold issues during the fiscal year were as follows (in thousands):

	Fiscal Year Ended September 30,
	2005	2004	2003
Balance at beginning of year	$42,173	$9,200	$730
Provisions	55,000	43,858	15,523
Payments	(16,465)	(10,885)	(7,053)
Balance at end of year	$80,708	$42,173	$9,200

Our accruals at September 30, 2005 and 2004 represent our best estimates of the costs to resolve all asserted complaints. Actual costs to assess and remediate homes in each category and subdivision, the extent of damage to homes not yet assessed, estimates of costs to sell repurchased homes, and losses on such sales could differ from our estimates. As a result, the costs to resolve existing complaints could differ from our recorded accruals and have a material adverse effect on the Company’s earnings in the periods in which the matters are resolved. Additionally, it is possible that we will incur additional losses related to these matters, including additional losses related to homes for which we have not yet received complaints. However, the amount or range of such losses cannot be determined at this time.

Warranty Reserves. We provide a limited warranty (ranging from one to two years) of workmanship and materials with each of our homes. Such warranty covers defects in plumbing, electrical, heating, cooling and ventilating systems and construction defects. In addition, we provide a warranty (ranging from a minimum of ten years up to the period covered by the applicable statute of repose) with each home, covering construction defects only. Since Beazer Homes subcontracts its homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors.

As noted above, our warranty reserves at September 30, 2005 and 2004 include accruals for Trinity moisture intrusion and related mold issues. Warranty reserves are included in accrued expenses in the consolidated financial statements. We record reserves covering anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. While we believe that our warranty reserves are adequate, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve.

Changes in our warranty reserves, which include amounts related to the Trinity moisture intrusion and mold issues discussed above, during the fiscal year are as follows (in thousands):

	Fiscal Year Ended September 30,
	2005	2004	2003
Balance at beginning of year	$86,163	$40,473	$25,527
Provisions	98,307	80,291	39,244
Payments	(46,437)	(34,601)	(24,298)
Balance at end of year	$138,033	$86,163	$40,473

Index

Other Contingencies. We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions, most relating to moisture intrusion and related mold claims, construction defects and product liability. Certain of the liabilities resulting from these actions are covered by insurance. With respect to certain general liability exposures, including construction defect, moisture intrusion and related mold claims and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. In particular, for construction defect liability there is a high degree of uncertainty relating to whether insurance coverage exists, when losses occur, the size of each loss, expectations for future interpretive rulings concerning contract provisions and the extent to which the assertion of these claims will expand geographically. In our opinion, based on our current assessment, the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations, or cash flows.

We had outstanding letters of credit and performance bonds of approximately $47.9 million and $470.1 million, respectively, at September 30, 2005 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $44.9 million relating to our land option contracts discussed in Note 4. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

Index

Beazer Homes USA, Inc.
Consolidating Balance Sheet
September 30, 2005
(in thousands)

ASSETS	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.(a)	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Cash and cash equivalents	$386,423	$(90,238)	$230	$683	$-	$297,098
Accounts receivable	-	157,523	2,775	1,582	-	161,880
Owned inventory	-	2,663,792	-	-	7,290	2,671,082
Consolidated inventory not owned	-	230,083	-	-	-	230,083
Investment in and advances to unconsolidated joint ventures	-	78,571	-	-	-	78,571
Deferred tax assets	101,329	-	-	-	-	101,329
Property, plant and equipment, net	-	27,550	817	-	-	28,367
Goodwill	-	121,368	-	-	-	121,368
Investments in subsidiaries	1,639,405	-	-	-	(1,639,405)	-
Intercompany	745,018	(820,519)	53,074	22,427	-	-
Other assets	20,123	49,473	293	10,849	-	80,738
Total Assets	$2,892,298	$2,417,603	$57,189	$35,541	$(1,632,115)	$3,770,516

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$-	$141,312	$242	$69	$-	$141,623
Other liabilities	115,023	503,352	2,162	12,827	2,742	636,106
Intercompany	(3,295)	-	-	3,295	-	-
Obligations related to consolidated inventory not owned	-	166,163	-	-	-	166,163
Senior notes (net of discounts of $4,118)	1,275,882	-	-	-	-	1,275,882
Other notes payable	-	46,054	-	-	-	46,054
Total Liabilities	1,387,610	856,881	2,404	16,191	2,742	2,265,828

Stockholders' Equity	1,504,688	1,560,722	54,785	19,350	(1,634,857)	1,504,688

Total Liabilities and Stockholders' Equity	$2,892,298	$2,417,603	$57,189	$35,541	$(1,632,115)	$3,770,516

(a) Effective in fiscal year 2005, Beazer Mortgage Corp. is a guarantor of the Senior Notes, but is not a guarantor of the Credit Facility.

Index

Beazer Homes USA, Inc.
Consolidating Balance Sheet
September 30, 2004
(in thousands)

ASSETS	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Cash and cash equivalents	$392,110	$(71,569)	$339	$-	$320,880
Accounts receivable	-	70,237	337	-	70,574
Owned inventory	-	2,079,494	-	9,836	2,089,330
Consolidated inventory not owned		254,765	-	-	254,765
Investment in and advances to unconsolidated joint ventures	-	44,748	-	-	44,748
Deferred tax assets	47,052	-	-	-	47,052
Property, plant and equipment, net	-	24,671	-	-	24,671
Goodwill	-	251,603	-	-	251,603
Investments in subsidiaries	1,468,078	-	-	(1,468,078)	-
Intercompany	566,216	(583,038)	16,822	-	-
Other assets	33,000	17,881	8,526	-	59,407
Total Assets	$2,506,456	$2,088,792	$26,024	$(1,458,242)	$3,163,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$-	$123,174	$113	$-	$123,287
Other liabilities	146,473	276,242	11,057	3,836	437,608
Intercompany	(1,043)	-	1,043	-	-
Obligations related to consolidated inventory not owned	-	219,042	-	-	219,042
Term Loan	200,000	-	-	-	200,000
Senior notes (net of discounts of $1,095)	928,905	-	-	-	928,905
Other notes payable	-	22,067	-	-	22,067
Total Liabilities	1,274,335	640,525	12,213	3,836	1,930,909

Stockholders' Equity	1,232,121	1,448,267	13,811	(1,462,078)	1,232,121

Total Liabilities and Stockholders' Equity	$2,506,456	$2,088,792	$26,024	$(1,458,242)	$3,163,030

Index

Beazer Homes USA, Inc.
Consolidating Statement of Income
September 30, 2005
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.(a)	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Total revenue	$-	$4,949,699	$54,310	$7,621	$(16,277)	$4,995,353

Costs and expenses:
Home construction and land sales	89,678	3,749,899	-	-	(16,277)	3,823,300
Selling, general and administrative	-	521,639	38,683	1,868	(7,290)	554,900
Goodwill impairment	-	130,235	-	-	-	130,235

Operating income	(89,678)	547,926	15,627	5,753	7,290	486,918
Equity in earnings of unconsolidated joint ventures	-	5,021	-	-	-	5,021
Other income, net	-	7,395	-	-	-	7,395
Income before income taxes	(89,678)	560,342	15,627	5,753	7,290	499,334
Provision for income taxes	(33,732)	259,758	5,878	2,164	2,742	236,810
Equity in income of subsidiaries	318,470				(318,470)	-
Net income	$262,524	$300,584	$9,749	$3,589	$(313,922)	$262,524

Beazer Homes USA, Inc.
Consolidating Statement of Income
September 30, 2004
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Total revenue	$-	$3,899,971	$7,138	$-	$3,907,109

Costs and expenses:
Home construction and land sales	76,035	3,023,697	-	-	3,099,732
Selling, general and administrative	-	436,726	2,552	(9,836)	429,442

Operating income	(76,035)	439,548	4,586	9,836	377,935
Equity in income of unconsolidated joint ventures	-	1,561	-	-	1,561
Other income, net	-	7,079	-	-	7,079
Income before income taxes	(76,035)	448,188	4,586	9,836	386,575
Provision for income taxes	(29,654)	174,794	1,788	3,836	150,764
Equity in income of subsidiaries	282,192	-	-	(282,192)	-
Net income	$235,811	$273,394	$2,798	$(276,192)	$235,811

Index

Beazer Homes USA, Inc.
Consolidating Statement of Income
September 30, 2003
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Total revenue	$-	$3,169,765	$7,643	$-	$3,177,408

Costs and expenses:
Home construction and land sales	65,295	2,478,059	525	(9,844)	2,534,035
Selling, general and administrative	-	354,088	2,560	-	356,648
Expenses related to retirement of debt	7,570	-	-	-	7,570

Operating income	(72,865)	337,618	4,558	9,844	279,155
Equity in earnings of unconsolidated joint ventures	-	1,597	-	-	1,597
Other income, net	-	4,750	27	-	4,777
Income before income taxes	(72,865)	343,965	4,585	9,844	285,529
Provision for income taxes	(28,782)	135,867	1,811	3,888	112,784
Equity in income of subsidiaries	216,828	-	-	(216,828)	-
Net income	$172,745	$208,098	$2,774	$(210,872)	$172,745

Index

Beazer Homes USA, Inc.
Consolidating Statement of Cash Flows
September 30, 2005
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.(a)	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Net cash (used)/provided by operating activities	$(124,650)	$29,390	$6,783	$4,214	$-	$(84,263)
Cash flows from investing activities:
Capital expenditures	-	(13,089)	(359)	-	-	(13,448)
Investments in unconsolidated joint ventures	-	(40,619)	-	-	-	(40,619)
Distributions from and proceeds from sale of unconsolidated joint ventures	-	5,597	-	-	-	5,597
Net cash used by investing activities	-	(48,111)	(359)	-	-	(48,470)
Cash flows from financing activities:
Repayment of Term Loan	(200,000)	-	-	-	-	(200,000)
Borrowings under Credit Facility	439,700	-	-	-	-	439,700
Repayment of Credit Facility	(439,700)	-	-	-	-	(439,700)
Proceeds from issuance of Senior Notes	346,786	-	-	-	-	346,786
Repayment of other notes payable	-	(16,776)	-	-	-	(16,776)
Advances (to) from subsidiaries	(6,764)	17,521	(6,887)	(3,870)	-	-
Debt issuance costs	(4,958)	-	-	-	-	(4,958)
Proceeds from stock option exercises	5,875	-	-	-	-	5,875
Common stock redeemed	(8,092)	-	-	-	-	(8,092)
Dividends paid	(13,884)	-	-	-	-	(13,884)
Net cash provided/(used) by financing activities	118,963	745	(6,887)	(3,870)	-	108,951
(Decrease)/increase in cash and cash equivalents	(5,687)	(17,976)	(463)	344	-	(23,782)
Cash and cash equivalents at beginning of year	392,110	(72,262)	693	339	-	320,880
Cash and cash equivalents at end of year	$386,423	$(90,238)	$230	$683	$-	$297,098

Index

Beazer Homes USA, Inc.
Consolidating Statement of Cash Flows
September 30, 2004
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Net cash provided/(used) by operating activities	$12,169	$(88,774)	$2,886	$-	$(73,719)
Cash flows from investing activities:
Capital expenditures	-	(10,271)	-	-	(10,271)
Investments in unconsolidated joint ventures	-	(25,844)	-	-	(25,844)
Distributions from and proceeds from sale of unconsolidated joint ventures	-	5,639	-	-	5,639
Net cash used by investing activities	-	(30,476)	-	-	(30,476)
Cash flows from financing activities:
Proceeds of Term Loan	200,000	-	-	-	200,000
Repayment of Term Loan	(200,000)	-	-	-	(200,000)
Proceeds from issuance of Senior Notes	380,000	-	-	-	380,000
Advances (to) from subsidiaries	(82,516)	87,760	(5,244)	-	-
Debt issuance costs	(10,654)	-	-	-	(10,654)
Proceeds from stock option exercises	5,362	-	-	-	5,362
Treasury stock purchases	(17,546)	-	-	-	(17,546)
Dividends paid	(5,459)	-	-	-	(5,459)
Net cash provided/(used) by financing activities	269,187	87,760	(5,244)	-	351,703
Increase (decrease) in cash and cash equivalents	281,356	(31,490)	(2,358)	-	247,508
Cash and cash equivalents at beginning of year	110,754	(40,079)	2,697	-	73,372
Cash and cash equivalents at end of year	$392,110	$(71,569)	$339	$-	$320,880

Index

Beazer Homes USA, Inc.
Consolidating Statement of Cash Flows
September 30, 2003
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Net cash (used)/provided by operating activities	$(11,140)	$(32,990)	$3,081	$-	$(41,049)

Cash flows from investing activities:
Capital expenditures	-	(9,309)	(16)	-	(9,325)
Investments in unconsolidated joint ventures	-	(4,941)	-	-	(4,941)
Distributions from and proceeds from sale of unconsolidated joint ventures	-	7,714	-	-	7,714
Net cash used by investing activities	-	(6,536)	(16)	-	(6,552)

Cash flows from financing activities:
Proceeds from Term Loan	200,000	-	-	-	200,000
Repayment of Term Loan	(100,000)	-	-	-	(100,000)
Borrowings under credit facilities	114,100	-	-	-	114,100
Repayment of credit facilities	(114,100)	-	-	-	(114,100)
Redemption of Senior Notes	(104,438)	-	-	-	(104,438)
Advances (to) from subsidiaries	(21,445)	25,206	(3,761)	-	-
Debt issuance costs	(2,458)	-	-	-	(2,458)
Proceeds from stock option exercises	9,805	-	-	-	9,805
Treasury stock purchases	(6,925)	-	-	-	(6,925)
Net cash (used)/provided by financing activities	(25,461)	25,206	(3,761)	-	(4,016)
Decrease in cash and cash equivalents	(36,601)	(14,320)	(696)	-	(51,617)
Cash and cash equivalents at beginning of year	147,355	(25,759)	3,393	-	124,989
Cash and cash equivalents at end of year	$110,754	$(40,079)	$2,697	$-	$73,372

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.

We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beazer Homes USA, Inc. and subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
December 8, 2005

Index

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Beazer Homes USA, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by Beazer Homes’ board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2005 based on the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of September 30, 2005.

The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of Beazer Homes’ consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report follows herein.

/s/ Ian J. McCarthy	/s/ James O’Leary
Ian J. McCarthy	James O’Leary
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
December 8, 2005	December 8, 2005

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Beazer Homes USA, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2005 of the Company and our report dated December 8, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche
Atlanta, Georgia
December 8, 2005

Index

Quarterly Financial Data

Summarized quarterly financial information (unaudited):

	Quarter Ended
(in thousands, except per share data)	December 31	March 31		June 30	September 30

Fiscal 2005:
Total revenue	$911,827	$976,248		$1,293,227	$1,814,051
Operating income before goodwill impairment	110,878	72,121		178,637	255,517
Goodwill impairment	-	130,235	(a)	-	-
Operating income (loss)	110,878	(58,114)	(a)	178,637	255,517
Net income (loss)	69,704	(84,344)	(a)	112,740	164,424
Net income (loss) per common share:
Basic (b)	$1.73	$(2.09)	(a)	$2.78	$4.04
Diluted (b)	$1.57	$(2.09)	(a)	$2.50	$3.61

Fiscal 2004:
Total revenue	$810,108	$876,581		$1,009,279	$1,211,141
Operating income	75,652	77,844		96,238	128,201
Net income	47,186	48,858		59,680	80,087
Net income per common share:
Basic (b)	$1.18	$1.22		$1.49	$2.02
Diluted (b)	$1.14	$1.17		$1.42	$1.82

(a)
In March 2005, the Company recognized a $130.2 million non-cash, non-tax-deductible goodwill impairment charge to write off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and North Carolina.

(b)
Per share information has been adjusted to give retrospective application to the March 2005 three-for-one stock split and for the inclusion of shares issuable upon conversion of our Co-Co’s in accordance with EITF 04-08, as applicable.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Further, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure. There has been no significant change in our internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Management’s report on internal control over financial reporting and the attestation report of Beazer Homes’ independent registered public accounting firm are included in Part II, Item 8. “Financial Statements and Supplementary Data” of this report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by this reference.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Director information is incorporated by reference to the section entitled “Election of Directors” of our Proxy Statement for our 2006 Annual Meeting of Stockholders, which is expected to be filed on or before December 23, 2005. Information regarding our executive officers is set forth herein under Part I as a separate item.

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

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to the section entitled “Executive Compensation” of our Proxy Statement for our 2006 Annual Meeting of Stockholders, which is expected to be filed on or before December 23, 2005.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the section entitled “Security Ownership of Management” of our Proxy Statement for our 2006 Annual Meeting of Stockholders, which is expected to be filed on or before December 23, 2005.

Item 13.   Certain Relationships and Related Transactions

None.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section entitled “Principal Accounting Firm Fees” of our Proxy Statement for our 2006 Annual Meeting of Stockholders, which is expected to be filed on or before December 23, 2005.

Index

PART IV

Item 15.   Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K.

(a) 1. Financial Statements

 2. Financial Statement Schedules

  None required.

 3. Exhibits

Exhibit Number		Exhibit Description	Page herein or incorporate by reference from
2.1	---	Agreement and Plan of Merger among Beazer Homes USA, Inc., Beazer Homes Investment Corp., and Crossmann Communities Inc. dated as of January 29, 2002	(6)
3.1	---	Amended and Restated Certificate of Incorporation of the Company	(9)
3.2	---	Second Amended and Restated Bylaws of the Company	(12)
4.1	---	Indenture dated as of May 21, 2001 among the Company and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 ⅝% Senior Notes due 2011	(5)
4.2	---	Supplemental Indenture (8 ⅝% Notes) dated as of May 21, 2001 among the Company, its subsidiaries party thereto and U.S. Bank Trust National Association, as trustee	(5)
4.3	---	Form of 8 ⅝% Senior Notes due 2011	(5)
4.4	---	Specimen of Common Stock Certificate	(2)
4.5*	---	Retirement Savings and Investment Plan (the “RSIP”)	(1)
4.6*	---	RSIP Summary Plan Description	(1)
4.7	---	Rights Agreement, dated as of June 21, 1996, between the Company and First Chicago Trust Company of New York, as Rights Agent	(8)
4.8	---	Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 ⅜% Senior Notes due 2012	(6)
4.9	---	First Supplemental Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 ⅜% Senior Notes due 2012	(6)
4.10	---	Form of 8 ⅜% Senior Notes due 2012	(6)
4.11	---	Second Supplemental Indenture dated as of November 13, 2003 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 6 ½% Senior Notes due 2013	(8)
4.12	---	Form of 6 ½% Senior Notes due 2013	(8)
4.13	---	Indenture dated as of June 8, 2004 among Beazer, the Guarantors party thereto and SunTrust Bank, as trustee, related to the 4 ⅝% Convertible Senior Notes due 2024	(10)
4.14	---	Form of 4 ⅝% Convertible Senior Notes due 2024	(10)

Index

4.15	---	Form of 6 ⅞% Senior Notes due 2015	(15)
4.16	---	Form of Fifth Supplement Indenture, dated as of June 8, 2005, by and among Beazer, the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee	(15)
10.1*	---	Amended and Restated 1994 Stock Incentive Plan	Filed herewith
10.2*	---	Non-Employee Director Stock Option Plan	(8)
10.3*	---	Amended and Restated 1999 Stock Incentive Plan	(7)
10.4*	---	2005 Value Created Incentive Plan	(12)
10.5*	---	Amended and Restated Corporate Management Stock Purchase Program	(12)
10.6*	---	Customer Survey Incentive Plan	(12)
10.7*	---	Director Stock Purchase Program	(12)
10.8*	---	Form of Stock Option and Restricted Stock Award Agreement	(12)
10.9*	---	Form of Stock Option Award Agreement	(12)
10.9-15		Amended and Restated Employment Agreements dated as of September 1, 2004:
10.10*	---	Ian J. McCarthy	(11)
10.11*	---	Michael H. Furlow	(11)
10.12*	---	James O’Leary	(11)
10.13*	---	C. Lowell Ball	(11)
10.14*	---	Michael T. Rand	(11)
10.15*	---	John Skelton	(11)
10.16-22		Supplemental Employment Agreements dated as of September 1, 2004:
10.16*	---	Ian J. McCarthy	(11)
10.17*	---	Michael H. Furlow	(11)
10.18*	---	James O’Leary	(11)
10.19*	---	C. Lowell Ball	(11)
10.20*	---	Michael T. Rand	(11)
10.21*	---	John Skelton	(11)
10.22*	---	Jonathan P. Smoke	(11)
10.23*	---	Employment Agreement dated as of September 1, 2004 for Cory J. Boydston	(12)
10.24*	---	2005 Executive Value Created Incentive Plan	(3)
10.25	---	Purchase Agreement for Sanford Homes of Colorado LLLP	(4)
10.26	---	Credit Agreement dated as of August 22, 2005 between the Company and JPMorgan Chase Bank, NA, as Agent, Guaranty Bank, BNP Paribas and Wachovia Bank, National Association as Syndication Agents, The Royal Bank of Scotland plc as Documentation Agent, SunTrust Bank, Citicorp North America, Inc. and Washington Mutual Bank, FA, as Managing Agents, Comerica Bank, PNC Bank, National Association and UBS Loan Finance LLC as Co-Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner.	(14)
10.27*	---	Employment Agreement dated as of 3/14/05 for Kenneth J. Gary	(13)
10.28*	---	Supplemental Employment Agreement dated as of 3/14/05 for Kenneth J. Gary	(13)
21	---	Subsidiaries of the Company	Filed herewith
23	---	Consent of Deloitte & Touche LLP	Filed herewith
31.1	---	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	---	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	---	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	---	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* Represents a management contract or compensatory plan or arrangement

Index

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 (Registration No. 33-91904) filed on May 4, 1995.
(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 33-72576) initially filed on December 6, 1993.
(3)	Incorporated herein by reference to the exhibit to the Company’s report on Form 8-K filed on February 9, 2005.
(4)	Incorporated herein by reference to the exhibits to the Company’s report on Form 8-K filed on August 10, 2001.
(5)	Incorporated herein by reference to the exhibits to the Company’s report on Form 10-K for the year ended September 30, 2001.
(6)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-4 (Registration No. 333-92470) filed on July 16, 2002.
(7)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8/S-3 (Registration No. 333-101142) filed on November 12, 2002.
(8)	Incorporated herein by reference to the exhibits to the Company’s report on Form 10-K for the year ended September 30, 2003.
(9)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-4/A filed on March 12, 2002.
(10)	Incorporated herein by reference to the exhibits to the Company’s 10-Q for the quarterly period ended June 30, 2004.
(11)	Incorporated herein by reference to the exhibits to the Company’s report on Form 8-K filed on September 1, 2004.
(12)	Incorporated herein by reference to the exhibits to the Company’s report on Form 10-K for the year ended September 30, 2004.
(13)	Incorporated herein by reference to the exhibits to the Company’s report on Form 8-K filed on March 18, 2005.
(14)	Incorporated herein by reference to the exhibit to the Company’s report on Form 8-K filed on August 24, 2005.
(15)	Incorporated herein by reference to the Company’s Registration Statement of Form S-4 (Registration No. 333-127165) initially filed on August 3, 2005.

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beazer Homes USA, Inc.

By:	/s/ Ian J. McCarthy
	Name:	Ian J. McCarthy
	Title:	President and Chief Executive Officer
	Date:	December 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 8, 2005	By:	/s/ Brian C. Beazer
Date		Brian C. Beazer, Director and Non-Executive Chairman of the Board

December 8, 2005	By:	/s/ Ian J. McCarthy
Date		Ian J. McCarthy, Director, President and Chief Executive Officer (Principal Executive Officer)

December 8, 2005	By:	/s/ Laurent Alpert
Date		Laurent Alpert, Director

December 8, 2005	By:	/s/ Katie J. Bayne
Date		Katie J. Bayne, Director

December 8, 2005	By:	/s/ Peter G. Leemputte
Date		Peter G. Leemputte, Director

December 8, 2005	By:	/s/ Maureen E. O’Connell
Date		Maureen E. O’Connell, Director

December 8, 2005	By:	/s/ Larry T. Solari
Date		Larry T. Solari, Director

December 8, 2005	By:	/s/ Stephen P. Zelnak
Date		Stephen P. Zelnak, Jr., Director

December 8, 2005	By:	/s/ James O’Leary
Date		James O’Leary, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

December 8, 2005	By:	/s/ Michael T. Rand
Date		Michael T. Rand, Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)