Form 10-Q
period 2005-12-31
BEAZER HOMES USA INC
filed 2006-01-20
CIK 915840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12822

BEAZER HOMES USA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	58-2086934
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification no.)

1000 Abernathy Road, Suite 1200, Atlanta, Georgia 30328
(Address of principal executive offices)(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Class	Outstanding at January 13, 2006

Common Stock, $0.001 par value	41,140,916 shares

BEAZER HOMES USA, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets, December 31, 2005 and September 30, 2005
Unaudited Condensed Consolidated Statements of Operations, Three Months Ended December 31, 2005 and 2004
Unaudited Condensed Consolidated Statements of Cash Flows, Three Months Ended December 31, 2005 and 2004
Unaudited Consolidated Statements of Comprehensive Income, Three Months Ended December 31, 2005 and 2004
Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2005	September 30, 2005

ASSETS
Cash and cash equivalents	$12,149	$297,098
Accounts receivable	127,257	161,880
Inventory
Owned inventory	2,917,235	2,671,082
Consolidated inventory not owned	346,444	230,083
Total inventory	3,263,679	2,901,165
Investments in and advances to unconsolidated joint ventures	98,192	78,571
Deferred tax asset	92,009	101,329
Property, plant and equipment, net	30,605	28,367
Goodwill	121,368	121,368
Other assets	107,460	80,738
Total assets	$3,852,719	$3,770,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$156,629	$141,623
Other payables and accrued liabilities	530,804	636,106
Obligations related to consolidated inventory not owned	247,791	166,163
Revolving credit facility	50,000	—
Senior notes (net of discounts of $4,000 and $4,118 respectively)	1,276,000	1,275,882
Other notes payable	53,487	46,054
Total liabilities	2,314,711	2,265,828

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.001 per share, 80,000,000 shares authorized, 42,174,369 and 41,844,414 issued and 41,137,559 and 41,701,955 outstanding, respectively)	42	42
Paid-in capital	530,086	534,523
Retained earnings	1,076,147	990,341
Treasury stock (1,036,810 and 142,459 shares, respectively)	(68,267)	(8,092)
Unearned compensation	—	(12,126)
Total stockholders’ equity	1,538,008	1,504,688
Total liabilities and stockholders’ equity	$3,852,719	$3,770,516

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended December 31,
	2005	2004

Total revenue	$1,105,616	$911,827
Costs and expenses:
Home construction and land sales	832,786	696,355
Selling, general and administrative	133,078	104,594
Operating income	139,752	110,878
Equity in income (loss) of unconsolidated joint ventures	352	(102)
Other income, net	4,103	2,564
Income before income taxes	144,207	113,340
Provision for income taxes	54,294	43,636
Net income	$89,913	$69,704

Weighted average number of shares:
Basic	40,958	40,295
Diluted	45,607	45,301

Net income per common share:
Basic	$2.20	$1.73
Diluted	$2.00	$1.57

Cash dividends per share	$0.10	$0.03

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$89,913	$69,704
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,442	2,289
Amortization of unearned compensation	2,268	2,204
Deferred income tax provision	9,320	—
Tax benefit from stock transactions	(6,169)	—
Equity in (earnings) loss of unconsolidated joint ventures	(352)	102
Cash distributions of income from unconsolidated joint ventures	—	1,300
Changes in operating assets and liabilities:
Decrease in accounts receivable	34,623	36,340
Increase in inventory	(273,153)	(245,669)
Increase in other assets	(26,722)	(16,266)
Decrease in trade accounts payable	(17,390)	(30,073)
Decrease in other liabilities	(100,125)	(15,975)
Other changes	170	1,063
Net cash used in operating activities	(285,175)	(194,981)

Cash flows from investing activities:
Capital expenditures	(4,732)	(3,106)
Investments in unconsolidated joint ventures	(19,528)	(22,231)
Distributions from unconsolidated joint ventures	1,280	192
Net cash used in investing activities	(22,980)	(25,145)

Cash flows from financing activities:
Net change in book overdraft	32,396	—
Treasury stock purchases	(67,005)	—
Repayment of other notes payable	(329)	(9,443)
Borrowings under revolving credit facility	164,000	—
Repayment of revolving credit facility	(114,000)	—
Proceeds from stock option exercises	6,082	1,180
Tax benefit from stock transactions	6,169	—
Dividends paid	(4,107)	(1,384)
Net cash provided/(used) by financing activities	23,206	(9,647)

Decrease in cash and cash equivalents	(284,949)	(229,773)
Cash and cash equivalents at beginning of period	297,098	320,880
Cash and cash equivalents at end of period	$12,149	$91,107

Supplemental cash flow information:
Interest paid	$35,348	$36,765
Income taxes paid	$55,128	$15,156

Supplemental disclosures of non-cash activities:
Consolidated inventory not owned	$81,628	$—
Land purchased through issuance of notes payable	$7,762	$1,777

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended December 31,
	2005	2004

Net income	$89,913	$69,704

Other comprehensive income:
Unrealized gain on interest rate swaps, net of related taxes	—	610

Comprehensive income	$89,913	$70,314

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (“Beazer Homes” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the Company’s opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements.  Certain items in prior period financial statements have been reclassified to conform to the current presentation.  For further information, refer to the Company’s audited consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

In February 2005, the Company’s Board of Directors approved a three-for-one stock split.  The stock split was effected in the form of a stock dividend paid on March 22, 2005 to stockholders of record at the close of business on March 10, 2005.  All share and per share amounts (except par value) have been retroactively adjusted to reflect the split.  There was no net effect on stockholders’ equity as a result of the stock split.

(2)           Summary of Significant Accounting Policies

A discussion of the Company’s significant accounting policies other than those discussed below is included in the notes to the consolidated financial statements included in Beazer Homes’ Consolidated Financial Statements for the fiscal year ended September 30, 2005 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K.

Stock-Based Compensation

In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payments, which revises SFAS 123, Accounting for Stock-Based Compensation.  Prior to fiscal year 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  As a result, no compensation expense was previously recognized for stock options granted to employees because all stock options granted had exercise prices not less than the market value of Beazer Homes’ stock on the date of the grant in periods prior to fiscal year 2006.

SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date.  The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R, applying the “modified prospective method” for existing grants which requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period.  SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation.  In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption.

Nonvested stock granted to employees is valued based on the market price of the common stock on the date of the grant. The Company accounts for stock awards issued to non-employees under the recognition and measurement principles of SFAS 123R and Emerging Issues Task Force Issue No. 96-18: Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Stock options issued to non-employees are valued using the Black-Scholes option pricing model.  Nonvested stock granted to non-employees is initially valued based on the market price of the common stock on the date of the grant and is adjusted to fair value until vested.  During the three months ended December 31, 2005, the Company issued 120,249 shares of nonvested stock at a grant date price of $62.02 with a weighted average vesting period of 4.4 years.

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period. Unearned compensation is included in paid-in capital beginning in the first quarter of fiscal 2006 upon adoption of SFAS 123R.  As of December 31, 2005, there was $18.3 million of total unrecognized compensation cost related to nonvested stock.  That cost is expected to be recognized over a weighted average period of 3.8 years.  For the three months ended December 31, 2005, the Company’s total stock-based compensation expense was $2.3 million ($1.4 million net of tax).  Included in this total stock-based compensation expense was incremental expense for stock options of $1.1 million ($710,000 net of tax) for the quarter ended December 31, 2005.

The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the three months ended December 31, 2004 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006, under those plans and consistent with SFAS 123R:

Three Months Ended December 31, 2004

Net income, as reported	$69,704
Add: Stock-based employee compensation included in reported net income, net of related tax effects	1,349
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,292)
Pro forma net income	$68,761

Earnings per share:
Basic - as reported	$1.73
Basic - pro forma	$1.71

Diluted - as reported	$1.57
Diluted - pro forma	$1.55

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first quarter of fiscal 2006 and 2005:

	Q1 2006	Q1 2005
Risk free interest rate	4.51%	3.39%
Expected life	5.0 years	5.0 years
Expected volatility	43.14%	43.64%
Expected dividend yield	0.33%	0.33%

Expected life of the options granted is computed using the mid-point between the vesting period and contractual life of the options granted.  Expected volatilities are based on the historical volatility of the Company’s stock and other factors.

The following table summarizes stock options outstanding as of December 31, 2005 as well as activity during the three months then ended:

	Shares	Weighted- Average Exercise Price

Outstanding at September 30, 2005	1,654,751	$23.91
Granted	221,727	62.02
Exercised	(329,599)	18.45
Forfeited	(12,445)	37.19
Outstanding at December 31, 2005	1,534,434	30.48
Exercisable at December 31, 2005	738,092	17.68

At December 31, 2005, the weighted-average remaining contractual life of options outstanding and exercisable was 5.7 years and 5.8 years, respectively.

At December 31, 2005, the aggregate intrinsic value of options outstanding and options exercisable was $65.0 million and $40.7 million, respectively.  (The intrinsic value of a stock options is the amount by which the market value of the underlying stock exceeds the exercise price of the option.)  The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2005 and 2004 was $26.08 and $14.94, respectively.  The intrinsic value of stock options exercised during the three months ended December 31, 2005 and 2004 were $16.0 million and $5.9 million, respectively.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS 151 provides clarification of the accounting for abnormal amounts of freight, handling costs, and wasted material and requires that these items be recognized as current period charges.  SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2006.  The adoption of SFAS 151 did not have a material impact on our consolidated results of operations or financial position for the quarter ended December 31, 2005.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which will be effective in the first quarter of fiscal year 2007. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary.  The Company will follow the provisions of this standard in the event of any future accounting changes.

(3) Inventory

Inventory consists of (in thousands):

	December 31, 2005	September 30, 2005
Homes under construction	$1,277,524	$1,040,193
Development projects in progress	1,547,756	1,519,554
Unimproved land held for future development	46,049	44,809
Model homes	45,906	66,526
Consolidated inventory not owned	346,444	230,083
	$3,263,679	$2,901,165

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction.  Excluding model homes, Beazer Homes had 514 completed homes (valued at $106.4 million) and 414 completed homes (valued at $72.2 million) at December 31, 2005 and September 30, 2005, respectively, that were not subject to a sales contract.

Development projects in progress consist principally of land and land improvement costs.  Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

The Company acquires certain lots by means of option contracts.   Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Beazer Homes’ obligation with respect to options with specific performance provisions is included on the Company’s consolidated balance sheets in other liabilities.  Under option contracts without specific performance obligations, the Company’s liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $365.9 million at December 31, 2005.  This amount includes letters of credit of approximately $49.6 million. Below is a summary of amounts, net of cash deposits, committed under all options at December 31, 2005 (in thousands):

Aggregate Exercise Price of Options
Options with specific performance	$13,677
Options without specific performance	2,900,689
Total options	$2,914,366

Certain of the Company’s option contracts are with sellers who are deemed to be Variable Interest Entities (“VIE”s) under FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”).  FIN 46 defines a VIE as an entity with insufficient equity investment to finance its planned activities without additional financial support or an entity in which the equity investors lack certain characteristics of a controlling financial interest.  Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE is deemed to be the primary beneficiary of the VIE and must consolidate the VIE.

The Company has determined that Beazer Homes is the primary beneficiary of certain of these option contracts.  The Company’s risk is generally limited to the option deposits that it pays, and creditors of the sellers generally have no recourse to the general credit of the Company.  Although Beazer Homes does not have legal title to the optioned land, for those option contracts for which the Company is the primary beneficiary, Beazer Homes is required to consolidate the land under option at fair value.  The Company believes that the exercise prices of its option contracts approximate their fair value.  The Company’s consolidated balance sheets at December 31, 2005 and September 30, 2005 reflect consolidated inventory not owned of $346.4 million and $230.1 million, respectively.  Obligations related to consolidated inventory not owned totaled $247.8 million at December 31, 2005 and $166.2 million at September 30, 2005.  The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.   The above disclosures of amounts committed under options include Beazer Homes’ obligations related to consolidated inventory not owned.

(4) Investments in and Advances to Unconsolidated Joint Ventures

The Company participates in a number of land development joint ventures in which Beazer Homes has less than a controlling interest.  The Company’s joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties.  Beazer Homes accounts for its interest in these joint ventures under the equity method.  The Company recognizes its share of profits from the sale of lots to other buyers.  Beazer Homes’ share of profits from lots purchased from the joint ventures are deferred and treated as a reduction of the cost of the land purchased from the joint venture.  Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer.

The Company’s joint ventures typically obtain secured acquisition and development financing.  In some instances, Beazer Homes and its joint venture partners have provided varying levels of guarantees of debt of the Company’s unconsolidated joint ventures.  At December 31, 2005 and September 30, 2005, the Company had repayment guarantees of $10.7 million and $10.4 million, respectively, and loan-to-value maintenance guarantees of $70.7 million and $84.6 million, respectively, of debt of unconsolidated joint ventures.  Repayment guarantees require Beazer Homes to repay the Company’s share of debt of unconsolidated joint ventures in the event the joint venture defaults on its obligations under the borrowings.  Loan-to-value maintenance guarantees require the Company to repay the Company’s share of the venture’s borrowings to the extent such borrowings exceed a specified percentage of the value of the property securing the loan.

(5) Interest

The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended Decmber 31,
	2005	2004

Capitalized interest in inventory, beginning of period	$51,411	$44,121
Interest incurred and capitalized	25,533	20,389
Capitalized interest amortized to cost of sales	(18,175)	(15,959)
Capitalized interest in inventory, end of period	$58,769	$48,551

(6) Earnings Per Share

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2005	2004
Basic:
Net income	$89,913	$69,704
Weighted average number of common shares outstanding	40,958	40,295
Basic earnings per share	$2.20	$1.73

Diluted:
Net income	$89,913	$69,704
Interest on convertible debt - net of taxes	1,344	1,325
Net income available to common shareholders	$91,257	$71,029
Weighted average number of common shares outstanding	40,958	40,295
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	3,499	3,499
Options to acquire common stock	594	535
Restricted stock	556	972
Diluted weighted average common shares outstanding	45,607	45,301
Diluted earnings per share	$2.00	$1.57

Basic and diluted earnings per share amounts and weighted average shares outstanding for December 31, 2004 have been retroactively restated to reflect the effect of the Company’s March 2005 three-for-one stock split.

Emerging Task Force Issue No. 04-8: The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”) requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Cos”) be included in diluted earnings per share computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price.  EITF 04-8, which applies to the Company’s 4 5/8% Convertible Senior Notes issued in June 2004, was effective beginning with the first quarter of Beazer Homes’ 2005 fiscal year.

(7) Borrowings

At December 31, 2005 we had the following borrowings (in thousands):

Debt	Due	Amount
Revolving Credit Facility	August 2009	$50,000
8 5/8% Senior Notes	May 2011	200,000
8 3/8% Senior Notes	April 2012	350,000
6 1/2% Senior Notes	November 2013	200,000
6 7/8% Senior Notes	July 2015	350,000
4 5/8% Convertible Senior Notes	June 2024	180,000
Other Notes Payable	Various Dates	53,487
Unamortized debt discounts		(4,000)
Total		$1,379,487

Revolving Credit Facility - In August 2005 we entered into a new $750 million (expandable up to $1 billion), four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks that matures in August 2009. The Revolving Credit Facility replaced our former $550 million revolving credit facility and $200 million Term Loan.  The Revolving Credit Facility includes a $50 million swing line commitment and has a $350 million sublimit for the issuance of standby letters of credit.  Substantially all of the Company’s significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 10).  The Revolving Credit Facility contains various operating and financial covenants.  The Company was in compliance with such covenants at December 31, 2005.  The Company has the option to elect two types of loans under the Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both as defined in the Revolving Credit Facility).

Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable.  At December 31, 2005, we had $50.0 million borrowings outstanding, and had available borrowings of $585.6 million under the Revolving Credit Facility.  The borrowings outstanding under the Revolving Credit Facility bore interest at 5.5% as of December 31, 2005.  There were no borrowings outstanding under the Revolving Credit Facility at September 30, 2005.

Senior Notes - The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness.  All of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and our obligations under the Revolving Credit Facility, and are jointly and severally liable for obligations under the Senior Notes, and the Revolving Credit Facility.  Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends.  At December 31, 2005, under the most restrictive covenants of each indenture, approximately $314.7 million of our retained earnings was available for cash dividends and for share repurchases.  Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

We periodically acquire land through the issuance of notes payable.  As of December 31, 2005 and September 30, 2005, we had outstanding notes payable of $53.5 million and $46.1 million related to land acquisitions, respectively.  These notes payable expire at various times through 2010 at variable rates ranging from 5.0% to 8.8% at December 31, 2005.

Mortgage Warehouse Credit Facility – Through December 31, 2005, Beazer Mortgage provided mortgage origination services only, and did not retain or service the mortgages that it originated.  These mortgages were funded by a network of mortgage lenders.  Effective January 11, 2006, Beazer Mortgage entered into a 364-day credit agreement with a number of banks to fund the origination of residential mortgage loans (the “Warehouse Line”).  This Warehouse Line provides for a maximum available borrowing capacity of $250 million to $350 million based on commitment periods as defined in the Warehouse Line and will be secured by certain mortgage loan sales and related property.  The Warehouse Line is neither guaranteed by Beazer Homes USA, Inc. nor any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility.  Beginning in the second quarter of fiscal 2006, Beazer Mortgage will finance certain of our mortgage lending activities with borrowings under the Warehouse Line.  The Warehouse Line contains various operating and financial covenants, including covenants to the effect that Beazer Mortgage will (i) maintain minimum tangible net worth and adjusted tangible net worth, (ii) maintain a total debt to adjusted tangible net worth ratio of not more than 12 to 1, and (iii) have net income of at least $1.00 during each fiscal quarter (as defined in the Warehouse Line).

(8) Contingencies

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

As of December 31, 2005, there were eleven pending lawsuits related to such complaints received by Trinity.  All eleven suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate.  Additionally, a class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC.  The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004.

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

Under the settlement, subject to Trinity’s timely performance of the specified assessments and remediation activities for homeowners who file claims, each homeowner releases Trinity, Beazer Homes Investment Corp. and other affiliated companies, including Beazer Homes, from the claims asserted in the class action lawsuit, claims arising out of external water intrusion, claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others.  No appeals of the court’s order approving the settlement were received by the court within the timeframe established by the court.  The Company sent out the claims notices on December 17, 2004, and the class members had until February 15, 2005 to file claims.  A total of 1,312 valid claims were filed (of the 2,161 total class members), of which 613 complaints had been received prior to the Company’s receipt of the claim notices.  Class members who did not file a claim by February 15, 2005 are no longer able to file a class action claim under the settlement or pursue an individual claim against Trinity.

Beazer Homes’ warranty reserves at December 31, 2005 and September 30, 2005 include accruals for the Company’s estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion and mold, including a provision for legal fees.  Warranty reserves also include accruals for class action claims received, pursuant to the settlement discussed above, from class members who had not previously contacted Trinity with complaints.

The following is a rollforward of total complaints received as of December 31, 2005 and 2004:

	Three Months Ended December 31,
	2005	2004
Complaints outstanding at beginning of period	1,543	887
Complaints received during the period	3	51	(1)
Complaints resolved during the period	(14)	(34)
Complaints outstanding at end of the period	1,532	904

(1) Excludes 251 class claims for which remediation costs were accrued at December 31, 2004, which were received after December 31, 2004, but prior to issuance of our December 31, 2004 financial statements.

The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred.  Homes for which the Company receives complaints are classified into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.

As of December 31, 2005 and September 30, 2005, the Company accrued for its estimated cost to remediate homes that it had assessed and assigned to one of the above categories, as well as the Company’s estimated cost to remediate those homes for which a complaint had not been received, and for which an assessment had not yet been performed.  For purposes of the Company’s accrual, the Company has historically assigned homes not yet assessed to categories based on its expectations about the extent of damage and trends observed from the results of assessments performed to date.  In addition, the Company refined its cost estimation process to consider the subdivision of the claimant along with the categorization discussed above.  Once a home is categorized, detailed budgets are used as the basis to prepare the Company’s estimated costs to remediate such home.

During fiscal 2004, the Company initiated a program under which it offered to repurchase a limited number of homes from specific homeowners.  The program was concluded during the first quarter of fiscal 2005.  The Company has repurchased a total of 54 homes under the program.  During the three months ended December 31, 2005, the Company sold two of the repurchased homes.  The remaining 46 homes were acquired for an aggregate purchase price of $15.2 million.  The accrual at December 31, 2005 includes the estimated costs to sell homes that the Company has repurchased, and the Company’s estimated losses on the sale of those homes, if any.

Changes in the accrual for Trinity moisture intrusion and related mold issues during the period were as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Balance at beginning of period	$80,708	$42,173
Provisions	—	10,000
Payments	(2,652)	(6,273)
Balance at end of period	$78,056	$45,900

The accruals at December 31, 2005 represent the Company’s best estimates of the costs to resolve all asserted complaints.  Actual costs to assess and remediate homes in each category and subdivision, the extent of damage to homes not yet assessed, estimates of costs to sell repurchased homes, and losses on such sales could differ from the Company’s estimates.  As a result, the costs to resolve existing complaints could differ from the Company’s recorded accruals and have a material adverse effect on the Company’s earnings in the periods in which the matters are resolved.   Additionally, it is possible that the Company will incur additional losses related to these matters, including additional losses related to homes for which the Company has not yet received complaints.  However, the amount or range of such losses cannot be determined at this time.

Warranty Reserves – Beazer Homes provides a limited warranty (ranging from one to two years) of workmanship and materials with each of its homes. Such warranty covers defects in plumbing, electrical, heating, cooling and ventilating systems and construction defects. In addition, the Company provides a limited warranty (generally ranging from a minimum of ten years up to the period covered by the applicable statute of repose) with each home, covering only certain defined construction defects. Since Beazer Homes subcontracts its homebuilding work to subcontractors who generally provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work, many claims relating to workmanship and materials are the primary responsibility of the subcontractors.

As noted above, the Company’s warranty reserves at December 31, 2005 and September 30, 2005 include accruals for Trinity moisture intrusion and related mold issues.  Warranty reserves are included in other payables and accrued liabilities in the condensed consolidated balance sheets.  The Company records reserves covering anticipated warranty expense for each home closed.  Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly.  While the Company believes that its warranty reserves are adequate, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve.

Changes in the Company’s warranty reserves, which include amounts related to the Trinity moisture intrusion and mold issues discussed above,  during the period are as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Balance at beginning of period	$138,033	$86,163
Provisions	5,858	18,315
Payments	(12,086)	(10,847)
Balance at end of period	$131,805	$93,631

Other Contingencies - The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions, including matters relating to moisture intrusion and related mold claims, construction defects and product liability.  Certain of the liabilities resulting from these actions are covered in whole or part by insurance.  With respect to certain general liability exposures, including construction defect, moisture intrusion and related mold claims and product liability claims, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances.  In particular, for construction defect liability there is a high degree of uncertainty relating to the extent of insurance coverage, when losses occur, the size of each loss, expectations for future interpretive rulings concerning contract provisions and the extent to which the assertion of these claims will expand geographically.  In the Company’s opinion, based on its current assessment, the ultimate resolution of these matters will not have a material adverse effect on Beazer Homes’ financial condition, results of operations, or cash flows.

We had outstanding letters of credit and performance bonds of approximately $61.0 million and $517.4 million, respectively, at December 31, 2005 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $60.3 million relating to our land option contracts discussed in Note 3. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

(9)  Stock Repurchase Program

On November 18, 2005, as part of an acceleration of Beazer’s comprehensive plan to enhance stockholder value, the Company’s Board of Directors authorized an increase in the Company’s stock repurchase plan to ten million shares of the Company’s common stock.  Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions.  During the three months ended December 31, 2005, the Company repurchased 1,014,600 shares for an aggregate purchase price of $67.0 million or approximately $66 per share pursuant to the plan.  The Company has recently entered into a plan under Rule 10b5-1 of the Securities Act of 1934 to execute a portion of the share repurchase program, and may also make opportunistic purchases in the open market or in privately negotiated transactions.

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

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet
December 31, 2005
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp (a)	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$109,649	$(98,379)	$141	$738	$—	$12,149
Accounts receivable	—	124,569	2,274	414	—	127,257
Owned inventory	—	2,909,877	—	—	7,358	2,917,235
Consolidated inventory not owned	—	346,444	—	—	—	346,444
Investments in and advances to unconsolidated joint ventures	—	98,192	—	—	—	98,192
Deferred tax asset	92,009	—	—	—	—	92,009
Property, plant and equipment, net	—	29,735	870	—	—	30,605
Goodwill	—	121,368	—	—	—	121,368
Investments in subsidiaries	1,650,533	—	—	—	(1,650,533)	—
Intercompany	1,033,812	(1,111,409)	53,214	24,383	—	—
Other assets	32,181	64,097	180	11,002	—	107,460
Total assets	$2,918,184	$2,484,494	$56,679	$36,537	$(1,643,175)	$3,852,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$32,396	$124,090	$66	$77	$—	$156,629
Other payables and accured liabilities	24,902	488,174	1,752	13,206	2,770	530,804
Intercompany	(3,122)	—	—	3,122	—	—
Obligations related to consolidated inventory not owned	—	247,791	—	—	—	247,791
Revolving credit facility	50,000	—	—	—	—	50,000
Senior notes (net of discounts of $4,000)	1,276,000	—	—	—	—	1,276,000
Other notes payable	—	53,487	—	—	—	53,487
Total liabilities	1,380,176	913,542	1,818	16,405	2,770	2,314,711

Stockholders’ equity	1,538,008	1,570,952	54,861	20,132	(1,645,945)	1,538,008

Total liabilities and stockholders’ equity	$2,918,184	$2,484,494	$56,679	$36,537	$(1,643,175)	$3,852,719

(a) Prior to August 2005, Beazer Mortgage Corp. (“BMC”) was a guarantor of the Senior Notes and Revolving Credit Facility.  Effective August 2005, BMC is no longer a guarantor of the Revolving Credit Facility and effective January 2006, BMC is no longer a guarantor of the Senior Notes.

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet
September 30, 2005
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$386,423	$(90,238)	$230	$683	$—	$297,098
Accounts receivable	—	157,523	2,775	1,582	—	161,880
Owned inventory	—	2,663,792	—	—	7,290	2,671,082
Consolidated inventory not owned	—	230,083	—	—	—	230,083
Investments in and advances to unconsolidated joint ventures	—	78,571	—	—	—	78,571
Deferred tax asset	101,329	—	—	—	—	101,329
Property, plant and equipment, net	—	27,550	817	—	—	28,367
Goodwill	—	121,368	—	—	—	121,368
Investments in subsidiaries	1,639,405	—	—	—	(1,639,405)	—
Intercompany	745,018	(820,519)	53,074	22,427	—	—
Other assets	20,123	49,473	293	10,849	—	80,738
Total assets	$2,892,298	$2,417,603	$57,189	$35,541	$(1,632,115)	$3,770,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$141,312	$242	$69	$—	$141,623
Other payables and accrued liabilities	115,023	503,352	2,162	12,827	2,742	636,106
Intercompany	(3,295)	—	—	3,295	—	—
Obligations related to consolidated inventory not owned	—	166,163	—	—	—	166,163
Senior notes (net of discounts of $4,118)	1,275,882	—	—	—	—	1,275,882
Other notes payable	—	46,054	—	—	—	46,054
Total liabilities	1,387,610	856,881	2,404	16,191	2,742	2,265,828

Stockholders’ equity	1,504,688	1,560,722	54,785	19,350	(1,634,857)	1,504,688

Total liabilities and stockholders’ equity	$2,892,298	$2,417,603	$57,189	$35,541	$(1,632,115)	$3,770,516

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Income
Three Months Ended December 31, 2005
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$1,092,904	$10,978	$1,734	$—	$1,105,616

Costs and expenses:
Home construction and land sales	18,175	821,969	—	—	(7,358)	832,786
Selling, general and administrative	—	121,915	10,683	480	—	133,078

Operating income (loss)	(18,175)	149,020	295	1,254	7,358	139,752
Equity in income of unconsolidated joint ventures	—	352	—	—	—	352
Royalty and management fee expense	20,626	(20,453)	(173)	—	—	—
Other income, net	—	4,103	—	—	—	4,103
Income (loss) before income taxes	2,451	133,022	122	1,254	7,358	144,207
Provision for income taxes	923	50,083	46	472	2,770	54,294
Equity in income of subsidiaries	88,385	—	—	—	(88,385)	—
Net income	$89,913	$82,939	$76	$782	$(83,797)	$89,913

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Income
Three Months Ended December 31, 2004
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$899,347	$10,867	$1,613	$—	$911,827

Costs and expenses:
Home construction and land sales	20,389	680,396	—	—	(4,430)	696,355
Selling, general and administrative	—	95,548	8,624	422	—	104,594

Operating income (loss)	(20,389)	123,403	2,243	1,191	4,430	110,878
Equity in loss of unconsolidated joint ventures	—	(102)	—	—	—	(102)
Other income, net	—	2,564	—	—	—	2,564
Income (loss) before income taxes	(20,389)	125,865	2,243	1,191	4,430	113,340
Provision for income taxes	(7,850)	48,458	863	459	1,706	43,636
Equity in income of subsidiaries	82,243	—	—	—	(82,243)	—
Net income	$69,704	$77,407	$1,380	$732	$(79,519)	$69,704

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2005
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Consolidated Beazer Homes USA, Inc.
Net cash (used in)/provided by operating activities	$(91,331)	$(196,230)	$202	$2,184	$(285,175)

Cash flows from investing activities:
Capital expenditures	—	(4,581)	(151)	—	(4,732)
Investments in unconsolidated joint ventures	—	(19,528)	—	—	(19,528)
Distributions from unconsolidated joint ventures	—	1,280	—	—	1,280
Net cash used in investing activities	—	(22,829)	(151)	—	(22,980)

Cash flows from financing activities:
Net change in book overdraft	32,396	—	—	—	32,396
Treasury stock purchases	(67,005)	—	—	—	(67,005)
Repayment of other notes payable	—	(329)	—	—	(329)
Borrowings under revolving credit facility	164,000	—	—	—	164,000
Repayment of revolving credit facility	(114,000)	—	—	—	(114,000)
Proceeds from stock option exercises	6,082	—	—	—	6,082
Tax benefit from stock transactions	6,169	—	—	—	6,169
Dividends paid	(4,107)	—	—	—	(4,107)
Advances to/from subsidiaries	(208,978)	211,247	(140)	(2,129)	—
Net cash provided/(used) by financing activities	(185,443)	210,918	(140)	(2,129)	23,206
(Decrease)/increase in cash and cash equivalents	(276,774)	(8,141)	(89)	55	(284,949)
Cash and cash equivalents at beginning of period	386,423	(90,238)	230	683	297,098
Cash and cash equivalents at end of period	$109,649	$(98,379)	$141	$738	$12,149

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2004
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Consolidated Beazer Homes USA, Inc.
Net cash provided by/(used in) operating activities	$17,210	$(227,961)	$(427)	$16,197	$(194,981)

Cash flows from investing activities:
Capital expenditures	—	(2,970)	(136)	—	(3,106)
Investments in unconsolidated joint ventures	—	(22,231)	—	—	(22,231)
Distributions from unconsolidated joint ventures	—	192	—	—	192
Net cash used in investing activities	—	(25,009)	(136)	—	(25,145)

Cash flows from financing activities:
Repayment of other notes payable	—	(9,443)	—	—	(9,443)
Proceeds from stock option exercises	1,180	—	—	—	1,180
Dividends paid	(1,384)	—	—	—	(1,384)
Advances to/from subsidiaries	(250,524)	266,881	—	(16,357)	—
Net cash provided/(used) by financing activities	(250,728)	257,438	—	(16,357)	(9,647)
(Decrease)/increase in cash and cash equivalents	(233,518)	4,468	(563)	(160)	(229,773)
Cash and cash equivalents at beginning of period	392,110	(72,262)	693	339	320,880
Cash and cash equivalents at end of period	$158,592	$(67,794)	$130	$179	$91,107

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:

Homebuilding:  We design, sell and build single-family homes in the following regions and states:

Southeast	West	Central	Mid-Atlantic	Midwest

Florida

Arizona

Texas

Maryland / Delaware

Indiana

Georgia

California

New Jersey

Kentucky

Mississippi	Colorado		New York	Ohio
North Carolina	Nevada		Pennsylvania
South Carolina	New Mexico		Virginia / West Virginia
Tennessee

We intend, subject to market conditions, to expand in our current markets through focused product expansion and price point diversification and to consider entering new markets either through expansion from existing markets or through acquisitions of established homebuilders.  Our business strategy emphasizes further increasing our market penetration in those markets in which we currently operate most profitably, while continuously reviewing opportunities to curtail or limit investment in less profitable markets.

Our homes are designed to appeal to homeowners at various price points across various demographic segments, and are generally offered for sale in advance of their construction.  Our objective is to provide our customers at each price-point with homes that incorporate exceptional value and quality while seeking to maximize our return on invested capital. To achieve this objective, we have developed a business strategy which focuses on the following elements:

Geographic Diversity and Growth Markets.  We compete in a large number of geographically diverse markets in an attempt to reduce our exposure to any particular regional economy.  Within these markets, we build homes in a variety of projects.  Our business strategy entails further increasing our market penetration and investing in our most profitable markets.

Leverage of National Brand.  Our national branding strategy presents us as one company with one name, one logo, one message and one purpose. We feel that this strengthened, national brand identity better positions us to consistently address the needs of our customers across all of our markets.

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

•      using branding and increased market penetration to maximize efficiency of land use; and

•     leveraging our fixed cost infrastructure by selectively increasing depth and breadth in markets where we have an established presence.

Quality Homes at Various Price-Points to Meet the Needs of Increasingly Diverse Homebuyers.  We seek to maximize customer satisfaction by offering homes which incorporate quality materials, distinctive design features, convenient locations and competitive prices.  During the first quarter of fiscal year 2006, the average sales price of our homes closed was approximately $280,300.  Our product strategy entails addressing the needs of an increasingly diverse profile of buyers as evidenced by demographic trends including, among others, increased immigration, changing profiles of households, the aging of the baby-boomers, and the rise of the echo-boomers (children of the baby-boomers) into the ranks of homeownership.  Our product offering is broken down into the following product categories:

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

In addition, we also offer homes to the ‘active adult’ segment which are targeted to buyers over 55 years of age, in communities with special amenities.  We offer these homes within the Economy, Value and Style categories described above.  Within each product category, we seek to provide exceptional value and to ensure an enjoyable customer experience.

Seasonal and Quarterly Variability:  Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters.

Additional Products and Services for Homebuyers.  In order to maximize our profitability and provide our customers with the additional products and services that they desire, we have incorporated design centers and mortgage origination operations into our business.  Recognizing that our customers want to choose certain components of their new home, we offer limited customization through the use of design studios in most of our markets.  These design studios allow the customer to select certain non-structural customizations for their homes such as cabinetry, flooring, fixtures, appliances and wall coverings.  Additionally, recognizing the homebuyer’s desire to simplify the financing process, we originate mortgages on behalf of our customers through our subsidiary Beazer Mortgage Corporation, or Beazer Mortgage. Beazer Mortgage originates, processes and brokers mortgages to third party investors. Beazer Mortgage does not retain or service the mortgages that it brokers. Beginning in the second quarter of fiscal year 2006, Beazer Mortgage will finance certain of our mortgage lending activities under its new warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights to third-party investors shortly after origination.  We also provide title services to our customers in many of our markets.

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

Inventory Valuation

Housing projects and land held for development and sale are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may be impaired. We assess these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations.  A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of one or more reporting units to be less than their respective carrying amounts.  In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that a future goodwill impairment charge could result, which could have a material effect on our financial position and results of operations.

Our goodwill has been assigned to reporting units in different geographic locations.  Therefore, potential goodwill impairment charges resulting from changes in local market and/or local economic conditions or changes in our strategic plans may be isolated to one or a few of our reporting units.   However, our business is concentrated in the homebuilding industry and, as such, a widespread decline in the homebuilding industry or a significant deterioration of economic conditions could have a negative impact on the estimated fair value of a larger number of our reporting units.

While we believe that no impairment existed as of December 31, 2005, future economic or financial developments, including general interest rate increases or poor performance in either the national economy or individual local economies, could lead to impairment of goodwill, prospectively.

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

Warranty Reserves

We provide a limited warranty (ranging from one to two years) of workmanship and materials with each of our homes. Such warranty covers defects in plumbing, electrical, heating, cooling and ventilating systems and construction defects. In addition, we provide a limited warranty (generally ranging from a minimum of ten years up to the period covered by the applicable statute of repose) with each of our homes, covering only certain defined construction defects. Since we typically subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, many claims relating to workmanship and materials are the primary responsibility of our subcontractors.

Warranty reserves are included in other liabilities in the consolidated balance sheets.  We record reserves covering our anticipated warranty expense for each home closed.  Management reviews the adequacy of warranty reserves each reporting period, based on historical experience and management’s estimate of the costs to remediate the claims, and adjusts these provisions accordingly.  Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future.  Our warranty reserves at December 31, 2005 and September 30, 2005 include accruals for certain moisture intrusion issues.  Our estimation process for such accruals is discussed in Note 8 to the Condensed Consolidated Financial Statements.  While we believe that our warranty reserves at December 31, 2005 are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

RESULTS OF OPERATIONS:

The following presents certain operating and financial data for Beazer Homes (dollars in thousands):

	Three Months Ended December 31,
	2005	Change	2004
Number of new orders, net of cancellations:
Southeast region	1,564	31.3%	1,191
West region	1,206	(9.3)	1,329
Central region	357	50.6	237
Mid-Atlantic region	283	(44.2)	507
Midwest region	462	64.4	281
Total	3,872	9.2	3,545

Number of closings:
Southeast region	1,383	11.6%	1,239
West region	1,140	(4.4)	1,192
Central region	336	76.8	190
Mid-Atlantic region	453	22.4	370
Midwest region	517	(11.3)	583
Total	3,829	7.1	3,574

Total homebuilding revenue:
Southeast region	$329,979	39.7%	$236,258
West region	407,489	(2.4)	417,489
Central region	52,786	65.8	31,843
Mid-Atlantic region	199,506	55.1	128,671
Midwest region	83,667	(5.6)	88,613
Total	$1,073,427	18.9	$902,874

Average sales price per home closed:
Southeast region	$238.6	25.1%	$190.7
West region	357.4	2.1	350.2
Central region	157.1	(6.3)	167.6
Mid-Atlantic region	440.4	26.6	347.8
Midwest region	161.8	6.4	152.0
Company average	280.3	11.0	252.6

	Three Months Ended December 31,
	2005		2004
	Amount	Change	Amount
Backlog units at end of period:
Southeast region	3,255	26.1%	2,581
West region	3,183	(2.9)	3,277
Central region	536	12.6	476
Mid-Atlantic region	1,023	(13.6)	1,184
Midwest region	1,279	40.7	909
Total	9,276	10.1	8,427

Aggregate sales value of homes in backlog at end of period:	$2,780,551	18.3%	$2,350,457

New Orders and Backlog: New orders increased by 9.2% during the three month period ended December 31, 2005, compared to the same period in the prior year.  The growth in new home orders for the quarter resulted from increases in almost all of the markets in our Southeast, Central and Midwest regions.  This growth was partially offset by lower orders in both the Mid-Atlantic and West regions.  In the West, increased new home orders in California and Colorado were offset by declines in Arizona and Nevada resulting from timing issues associated with community openings and moderating incremental demand.  In the Mid-Atlantic region, Virginia and Maryland experienced lower demand coupled with higher cancellations compared to the extremely high number of new orders received in the first quarter of last fiscal year.

The aggregate dollar value of homes in backlog at December 31, 2005 increased 18.3% from December 31, 2004, reflecting a 10.1% increase in the number of homes in backlog and a 7.5% increase in the average price of homes in backlog, from $278,900 at December 31, 2004 to $299,800 at December 31, 2005.  The increase in the number of homes in backlog is driven primarily by strong order trends in our Central region and the majority of states in our Southeast and Midwest regions.  The increase in average price of homes in backlog is due to our ability to raise prices in most of our markets, particularly in our Southeast, West and Mid-Atlantic regions.

The following table provides additional details of revenues and certain expenses and shows certain items expressed as a percentage of certain components of revenues (in thousands):

	Three Months Ended
	December 31,
	2005	2004
Details of revenues and certain expenses:
Revenues:
Home sales	$1,073,427	$902,874
Land and lot sales	24,955	1,215
Mortgage origination revenue	10,978	10,854
Intercompany elimination - mortgage	(3,744)	(3,116)
Total revenue	$1,105,616	$911,827

Cost of home construction and land sales:
Home sales	$811,277	$698,299
Land and lot sales	25,253	1,172
Intercompany elimination - mortgage	(3,744)	(3,116)
Total cost of home construction and land sales	$832,786	$696,355

Selling, general and administrative:
Homebuilding operations	$122,395	$96,813
Mortgage origination operations	10,683	7,781
Total selling, general and administrative	$133,078	$104,594

Certain items as a percentage of revenues:
As a percentage of total revenue:
Costs of home construction and land sales	75.3%	76.4%
Selling, general and administrative:
Homebuilding operations	11.1%	10.6%
Mortgage operations	1.0%	0.9%

As a percentage of home sales revenue:
Costs of home construction	75.6%	77.3%

Revenues: Revenues increased by 21.3% for the three months ended December 31, 2005 compared to the same period in the prior year as the number of homes closed and the average sales price of homes closed increased by 7.1% and 11.0%, respectively.  Home closings increased in our Central and Mid-Atlantic regions, in parts of the Southeast, notably South Carolina and Florida, and in Arizona and Colorado in our West region.  These increases were partially offset by declines in closings in our Midwest region and California and Nevada in our West region.  Lower closings, primarily in Indiana, drove the overall decline in Midwest closings.  Prior quarter community opening delays and moderation of demand compared to last year contributed to decreased closings in California and Nevada.  Average sales price increased in most of our regions due to healthy demand and continued constraints on the supply of available housing in many of our markets.  Prices increased most significantly in our Southeast and Mid-Atlantic regions.

In addition, we had approximately $25 million of land and lot sales in the first quarter of fiscal 2006 as we continued to review opportunities to minimize underperforming investments and reallocate funds to investments that will optimize overall returns.

Cost of Home Construction: The cost of home construction as a percentage of home sales decreased by 170 basis points for the three-month period ended December 31, 2005, compared to the same period of the prior year.   The decrease was driven by the execution of profit improvement and price point diversification initiatives and a strong pricing environment in several markets.  The 2004 results also include warranty costs associated with construction defect claims from water intrusion at Trinity Homes LLC of $10.0 million or approximately 110 basis points.  For further discussion of these additional warranty expenses, please refer to Note 8 of the Condensed Consolidated Financial Statements.

Selling, General and Administrative Expense: Our selling, general and administrative (“SG&A”) expense as a percentage of total revenues for the three months ended December 31, 2005 increased by 50 basis points compared to the same period of the prior year primarily related to increased sales incentives and initiatives aimed at improved quality, customer satisfaction and achieving operating cost reductions in the long-term.

Income Taxes:  Our effective income tax rate was 37.65% for the three-month period ended December 31, 2005 and 38.5% for the three month period ended December 31, 2004.

Recent Accounting Pronouncements:

In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS 151 provides clarification of the accounting for abnormal amounts of freight, handling costs, and wasted material and requires that these items be recognized as current period charges.  SFAS 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2006.  The adoption of SFAS 151 did not have material impact on our consolidated results of operations or financial position.

In December 2004, the FASB issued SFAS 123R, Share Based Payments, which is effective for the quarter ended December 31, 2005. This statement eliminated the ability to account for share-based compensation transactions using APB Opinion 25, Accounting for Stock Issued to Employees, and requires instead that compensation expense be recognized based on the fair value on the date of the grant. The recognition of compensation expense for stock options reduced net income by approximately $710,000 for the quarter ended December 31, 2005.  We elected the modified prospective method for our adoption of SFAS 123R.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement reduced net operating cash flows and increased net financing cash flows beginning with its adoption in the quarter ended December 31, 2005.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which will be effective in the first quarter of fiscal year 2007. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary.  We will follow the provisions of this standard in the event of any future accounting changes.

FINANCIAL CONDITION AND LIQUIDITY:

Our sources of cash liquidity include, but are not limited to, cash from operations, amounts available under our revolving credit facility, proceeds from senior notes and other bank borrowings, the issuance of equity securities and other external sources of funds.  Our short-term and long-term liquidity depend primarily upon our level of net income, working capital management (accounts receivable, accounts payable and other liabilities) and bank borrowings.  We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures and working capital requirements, scheduled debt and dividend payments, and interest and tax obligations for the next twelve months.  However, any material variance of our operating results or land acquisitions from our projections or investments in or acquisitions of businesses, could require us to obtain additional equity or debt financing.  We plan to use cash generated to invest in growing the business, to fund land acquisitions and operations, pay dividends and to repurchase our common stock.  We have targeted using $200-$250 million for repurchases of our common stock in fiscal 2006, subject to market conditions and other factors.  We will fund this share repurchase program (discussed further below) by limiting or curtailing operations in underperforming markets, reinvesting in higher margin markets and accelerating cash generation through increased profitability.

At December 31, 2005, we had cash of $12.1 million, compared to $297.1 million at September 30, 2005.  The decrease in cash was primarily due to the increase in inventory related to an increased land bank and slightly higher quarter-end backlog and stock repurchases.  Our net cash used in operating activities for the quarter ended December 31, 2005 was $285.2 million compared to $195.0 million in the same period of fiscal 2005, as increased inventory supply and options for future growth and payments of income taxes and incentive compensation more than offset increased net income.

Net cash used in investing activities was $23.0 million for the three months ended December 31, 2005 compared to $25.1 million for the same period of fiscal 2005, as we invested in unconsolidated joint ventures to support our land acquisition strategy.  Net cash provided by financing activities was $23.2 million for the three months ended December 31, 2005 as proceeds from stock option exercises, increased book overdrafts and net borrowings under our Revolving Credit Facility more than offset $67.0 million of common stock repurchases.  Net cash used in financing activities of $9.6 million for the three months ended December 31, 2004 related primarily to other debt repayments.

At December 31, 2005 we had the following borrowings (in thousands):

Debt	Due	Amount
Revolving Credit Facility	August 2009	$50,000
8 5/8% Senior Notes	May 2011	200,000
8 3/8% Senior Notes	April 2012	350,000
6 1/2% Senior Notes	November 2013	200,000
6 7/8% Senior Notes	July 2015	350,000
4 5/8% Convertible Senior Notes	June 2024	180,000
Other Notes Payable	Various Dates	53,487
Unamortized debt discounts		(4,000)
Total		$1,379,487

Revolving Credit Facility - In August 2005 we entered into a new $750 million (expandable up to $1 billion), four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks that matures in August 2009. The Revolving Credit Facility replaced our former $550 million revolving credit facility and $200 million Term Loan.  The Revolving Credit Facility includes a $50 million swing line commitment and has a $350 million sublimit for the issuance of standby letters of credit. Substantially all of the

Company’s significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 10).  The Revolving Credit Facility contains various operating and financial covenants.  The Company was in compliance with such covenants at December 31, 2005.  The Company has the option to elect two types of loans under the Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both as defined in the Revolving Credit Facility).

Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable.  At December 31, 2005, we had $50.0 million borrowings outstanding, and had available borrowings of $585.6 million under the Revolving Credit Facility.  The borrowings outstanding under the Revolving Credit Facility bore interest at 5.5% as of December 31, 2005.  There were no borrowings outstanding under the Revolving Credit Facility at September 30, 2005.

Senior Notes - The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness.  Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and our obligations under the Revolving Credit Facility, and are jointly and severally liable for obligations under the Senior Notes, and the Revolving Credit Facility.  Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends.  At December 31, 2005, under the most restrictive covenants of each indenture, approximately $314.7 million of our retained earnings was available for cash dividends and for share repurchases.  Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

We periodically acquire land through the issuance of notes payable.  As of December 31, 2005 and September 30, 2005, we had outstanding notes payable of $53.5 million and $46.1 million related to land acquisitions and development, respectively.  These notes payable mature at various times through 2010 at variable rates ranging from 5.0% to 8.8% at December 31, 2005.

As of December 31, 2005, future maturities of long-term debt are as follows (in thousands):

	Payments Due by Period (in Thousands)
		Less than			More than 5
	Total	1 year	1-3 years	3-5 years	years
Senior Notes, Revolving Credit Facility and Other Notes Payable	$1,383,487	$24,506	$28,628	$50,353	$1,280,000
Interest commitments under interest bearing notes	828,524	99,035	195,463	188,611	345,415
Total contractual cash obligations relating to debt	$2,212,011	$123,541	$224,091	$238,964	$1,625,415

Our long-term debt and other contractual obligations (principally operating leases) are further described in notes 7, 8 and 10 to our Consolidated Financial Statements which appear in our Annual Report on Form 10-K for the year ended September 30, 2005.

Mortgage Warehouse Credit Facility – Through December 31, 2005, Beazer Mortgage provided mortgage origination services only, and did not retain or service the mortgages that it originated.  These mortgages were funded by a network of mortgage lenders.  Effective January 11, 2006, Beazer Mortgage entered into a 364-day credit agreement with a number of banks to fund the origination of residential mortgage loans (the “Warehouse Line”).  This Warehouse Line provides for a maximum available borrowing capacity of $250 million to $350 million based on commitment periods as defined in the Warehouse Line and will be secured by certain mortgage loan sales and related property and the Warehouse Line is neither guaranteed by Beazer Homes USA, Inc. nor any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility.  Beginning in the second quarter of fiscal 2006, Beazer Mortgage will finance certain of our mortgage lending activities with borrowings under the Warehouse Line.  The Warehouse Line contains various operating and financial covenants, including covenants to the effect that Beazer Mortgage will (i) maintain minimum tangible net worth and adjusted tangible net worth, (ii) maintain a total debt to adjusted tangible net worth ratio of not more than 12 to 1, and (iii) have net income of at least $1.00 during each fiscal quarter (as defined in the Warehouse Line).

In February 2005, the Company’s Board of Directors approved a three-for-one stock split.  The stock split was effected in the form of a stock dividend paid on March 22, 2005 to stockholders of record at the close of business on March 10, 2005.  All share and per share amounts (except par value) have been retroactively adjusted to reflect the split.  There was no net effect on stockholders’ equity as a result of the stock split.

On November 18, 2005, as part of an acceleration of Beazer’s comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of the Company’s common stock.  Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions.  During the three months ended December 31, 2005, we repurchased 1,014,600 shares for an aggregate purchase price of $67.0 million or approximately $66 per share pursuant to the plan.  We have recently entered into a plan under Rule 10b5-1 of the Securities Act of 1934 to execute a portion of the share repurchase program, and may also make opportunistic purchases in the open market or in privately negotiated transactions.

We believe that our cash and cash equivalents on hand and current borrowing capacity, together with anticipated cash flows from operations, is sufficient to meet liquidity needs for the foreseeable future.  There can be no assurance, however, that amounts available in the future from our sources of liquidity will be sufficient to meet future capital needs.  The amount and types of indebtedness that we may incur may be limited by the terms of the indentures governing our Senior Notes and our Term Loan and Revolving Credit Facility.  We may consider expansion opportunities through acquisition of established regional homebuilders and such opportunities could require us to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

OFF-BALANCE SHEET ARRANGEMENTS:

We acquire certain lots by means of option contracts.   Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Our obligation with respect to options with specific performance provisions is included on our consolidated balance sheets in other liabilities.  Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $365.9 million at December 31, 2005.  This amount includes letters of credit of approximately $49.6 million. Below is a summary of amounts, net of cash deposits, committed under all options at December 31, 2005 (in thousands):

Aggregate
Exercise Price
of Options
Options with specific performance	$13,677
Options without specific performance	2,900,689
Total options	$2,914,366

We expect to exercise all of our option contracts with specific performance obligations and, subject to market conditions, substantially all of our option contracts without specific performance obligations.  We have historically funded the exercise of land options through a combination of operating cash flows and borrowings under our Revolving Credit Facility.  We expect these sources to continue to be adequate to fund anticipated future option exercises.  Therefore, we do not anticipate that the exercise of our land options will have a material adverse effect on our liquidity.

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

We have determined that we are the primary beneficiary of certain of these option contracts.  Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company.  Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value.  We believe that the exercise prices of our option contracts approximate their fair value.  Our consolidated balance sheets at December 31, 2005 and September 30, 2005 reflect consolidated inventory not owned of $346.4 million and $230.1 million, respectively.  Obligations related to consolidated inventory not owned totaled $247.8 million at December 31, 2005 and $166.2 million at September 30, 2005.  The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

We participate in a number of land development joint ventures in which we have less than a controlling interest.  We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties.  We account for our interest in these joint ventures under the equity method.  Our consolidated balance sheets include investments in joint ventures totaling $98.2 million and $78.6 million at December 31, 2005 and September 30, 2005 respectively.

Our joint ventures typically obtain secured acquisition and development financing.  In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures.  At December 31, 2005 and September 30, 2005, we had repayment guarantees of $10.7 million and $10.4 million, respectively, and loan-to-value maintenance guarantees of $70.7 million and $84.6 million, respectively, of debt of unconsolidated joint ventures.  Repayment guarantees require us to repay our share of debt of unconsolidated joint ventures in the event the joint venture defaults on its obligations under the borrowings.  Loan-to-value maintenance guarantees require us to repay our share of the venture’s borrowings to the extent such borrowings exceed a specified percentage of the value of the property securing the loan.

There have been no material changes to our aggregate contractual commitments as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2005.

OUTLOOK:

Our strong backlog coupled with expectations of continued strength in the housing market give us confidence in our future growth opportunities.  In addition, we expect continued execution on strategic initiatives that utilize our size, scale and capabilities to continue to achieve greater profitability and increased market penetration through focused product expansion, price point diversification and by leveraging our national brand.  Absent any unanticipated adverse changes, our outlook for fiscal 2006 diluted earnings per share is to meet or exceed $10.50 per share.  Any impact these strategies may have on our outlook will be addressed prospectively.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this annual report in the sections captioned “Outlook” and “Financial Condition and Liquidity.”  Additional information about factors that could lead to material changes in performance is contained Item 1A. Risk Factors of our Annual Report on Form 10-K as of September 30, 2005.  Such factors may include:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a number of market risks in the ordinary course of business.  Our primary market risk exposure relates to fluctuations in interest rates.  We do not believe that our exposure in this area is material to cash flows or earnings.  As of December 31, 2005, we had $103.5 million of variable rate debt outstanding.  Based on our outstanding borrowings under our variable rate debt at December 31, 2005, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by approximately $1 million.

Item 4.  Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.  Further our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.  There has been no significant change in our internal control over financial reporting that occurred during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In November 2003, the Company received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction.  The EPA has since requested information on additional projects and has conducted site inspections at a number of locations.  In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices.  As of December 31, 2005, no monetary penalties have been imposed in connection with such Administrative Orders.  The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated.  The Company has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions, including claims relating to moisture intrusion and related mold claims, construction defects and product liability.  Certain of the liabilities resulting from these actions are covered by insurance.  In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During November and December 2005, the Company repurchased shares of Beazer common stock under an increased ten million stock repurchase program authorized by the Board of Directors on November 18, 2005(a). Under this program, the Company may purchase shares at any time in the open market or in private transactions as market conditions warrant.

The following table sets forth information on the Company’s common stock repurchase program activity for the three months ended December 31, 2005. (Amounts in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs
November 1—November 30, 2005	778,600	$64.78	778,600	(b	)
December 1—December 31, 2005	236,000	$70.22	236,000	(b	)

(a) The Company’s stock repurchase program was originally approved in February 2003 and authorized the Company to repurchase up to three million (stock split adjusted) shares of the Company’s common stock.

(b) The program was not structured with a maximum dollar amount.  As of December 31, 2005, there were approximately 8 million shares available remaining under this program.

Item 6.    Exhibits

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

Beazer Homes USA, Inc.

Date:	January 19, 2006	By:	/s/ James O’Leary
		Name:	James O’Leary
Executive Vice President and
Chief Financial Officer