Form 10-Q
period 2006-03-31
BEAZER HOMES USA INC
filed 2006-05-10
CIK 915840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act).

YES	☐	NO	☒

Class	Outstanding at April 28, 2006

Common Stock, $0.001 par value	40,384,009 shares

BEAZER HOMES USA, INC.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets, March 31, 2006 and September 30, 2005
Unaudited Condensed Consolidated Statements of Operations, Three and Six Months Ended March 31, 2006 and 2005
Unaudited Condensed Consolidated Statements of Cash Flows, Six Months Ended March 31, 2006 and 2005
Unaudited Consolidated Statements of Comprehensive Income, Three and Six Months Ended March 31, 2006 and 2005
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURES

The Company's independent registered public accountants have substantially completed their review of the financial statements that accompany this Form 10-Q as required by Rule 10-01(d) of Regulation S-X. However, due to an outstanding SEC comment on segment disclosure, they are unable to finalize their review until this comment is resolved.  See Note 10 to the Unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	September 30,
	2006	2005

ASSETS
Cash and cash equivalents	$15,183	$297,098
Accounts receivable	126,664	161,880
Inventory
Owned inventory	3,144,640	2,671,082
Consolidated inventory not owned	336,522	230,083
Total inventory	3,481,162	2,901,165
Residential mortgage loans available-for-sale	27,775	—
Investments in and advances to unconsolidated joint ventures	114,571	78,571
Deferred tax assets	90,315	101,329
Property, plant and equipment, net	30,659	28,367
Goodwill	121,368	121,368
Other assets	104,046	80,738
Total assets	$4,111,743	$3,770,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$225,096	$141,623
Other payables and accrued liabilities	551,214	636,106
Obligations related to consolidated inventory not owned	244,421	166,163
Revolving credit facility	136,600	—
Senior notes (net of discounts of $3,883 and $4,118, respectively)	1,276,117	1,275,882
Warehouse line	28,057	—
Other notes payable	73,295	46,054
Total liabilities	2,534,800	2,265,828

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.001 per share, 80,000,000 shares authorized, 42,218,897 and 41,844,414 issued and 40,464,397 and 41,701,955 outstanding, respectively)	42	42
Paid-in capital	515,166	534,523
Retained earnings	1,176,355	990,341
Treasury stock (1,754,500 and 142,459 shares, respectively)	(114,620)	(8,092)
Unearned compensation	—	(12,126)
Total stockholders’ equity	1,576,943	1,504,688
Total liabilities and stockholders’ equity	$4,111,743	$3,770,516

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Total revenue	$1,269,091	$976,248	$2,374,707	$1,888,075
Home construction and land sales expenses	954,596	796,057	1,787,382	1,492,412
Gross profit	314,495	180,191	587,325	395,663

Selling, general and administrative expenses	149,793	108,070	282,871	212,664
Goodwill impairment charge	—	130,235	—	130,235
Operating income (loss)	164,702	(58,114)	304,454	52,764
Equity in income of unconsolidated joint ventures	330	301	682	199
Other income, net	1,582	1,436	5,685	4,000
Income (loss) before income taxes	166,614	(56,377)	310,821	56,963
Provision for income taxes	62,263	27,967	116,557	71,603
Net income (loss)	$104,351	$(84,344)	$194,264	$(14,640)

Weighted average number of shares:
Basic	40,442	40,409	40,703	40,352
Diluted	45,066	40,409	45,395	40,352

Net income (loss) per common share:
Basic	$2.58	$(2.09)	$4.77	$(0.36)
Diluted	$2.35	$(2.09)	$4.34	$(0.36)

Cash dividends per share	$0.10	$0.10	$0.20	$0.13

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$194,264	$(14,640)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,061	4,606
Stock-based compensation expense	5,981	5,029
Deferred income tax provision	11,014	—
Tax benefit from stock transactions	(6,893)	—
Equity in earnings of unconsolidated joint ventures	(682)	(199)
Goodwill impairment charge	—	130,235
Cash distributions of income from unconsolidated joint ventures	—	3,050
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	35,216	(3,931)
Increase in inventory	(469,144)	(420,134)
Increase in residential mortgage loans available-for-sale	(27,775)	—
Increase in other assets	(22,437)	(8,796)
Increase in trade accounts payable	9,056	9,416
(Decrease)/increase in other liabilities	(79,560)	42,894
Other changes	217	1,023
Net cash used in operating activities	(345,682)	(251,447)

Cash flows from investing activities:
Capital expenditures	(7,335)	(5,968)
Investments in unconsolidated joint ventures	(36,668)	(35,575)
Distributions from unconsolidated joint ventures	2,911	1,742
Net cash used in investing activities	(41,092)	(39,801)

Cash flows from financing activities:
Net change in book overdraft	74,417	—
Treasury stock purchases	(133,207)	—
Repayment of other notes payable	(5,354)	(9,443)
Borrowings under credit facilities	699,469	—
Repayment of credit facilities	(534,812)	—
Debt issuance costs	(871)	—
Proceeds from stock option exercises	6,574	1,280
Tax benefit from stock transactions	6,893	—
Dividends paid	(8,250)	(5,539)
Net cash provided/(used) by financing activities	104,859	(13,702)

Decrease in cash and cash equivalents	(281,915)	(304,950)
Cash and cash equivalents at beginning of period	297,098	320,880
Cash and cash equivalents at end of period	$15,183	$15,930

Supplemental cash flow information:
Interest paid	$53,818	$39,527
Income taxes paid	$108,900	$76,185

Supplemental disclosures of non-cash activities:
Consolidated inventory not owned	$78,258	$—
Land purchased through issuance of notes payable	$32,595	$22,076

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net income (loss)	$104,351	$(84,344)	$194,264	$(14,640)

Other comprehensive income:
Unrealized gain on interest rate swaps, net of related taxes	—	—	—	610

Comprehensive income (loss)	$104,351	$(84,344)	$194,264	$(14,030)

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

(2)           Summary of Significant Accounting Policies

A discussion of the Company’s significant accounting policies other than those discussed below is included in the notes to the consolidated financial statements included in Beazer Homes’ Consolidated Financial Statements for the fiscal year ended September 30, 2005 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K.

Segment Reporting

The Company reports its consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The Company’s homebuilding operating divisions have similar economic characteristics and meet the other aggregation criteria in SFAS 131. Therefore, our homebuilding operating divisions have been aggregated into a single homebuilding reportable segment.

Revenue Recognition

Revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Beazer Mortgage, the Company’s wholly-owned mortgage subsidiary, and the buyer has not made a sufficient down payment as prescribed by SFAS 66, the revenue and gross profit on such sale is deferred until the sale of the related mortgage loan to a third-party investor has been completed.

The Company recognizes loan origination fees and expenses and gains and losses on mortgage loans when the related loans are sold to third-party investors.  Beazer’s policy is to sell all mortgage loans it originates and these sales usually occur within 15 to 30 days of the closing of the home sale.

Stock-Based Compensation

In the first quarter of fiscal 2006, the Company adopted SFAS 123R, Share-Based Payment.  Prior to fiscal year 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  As a result, no compensation expense was previously recognized for stock options granted to employees because all stock options granted had exercise prices not less than the market value of Beazer Homes’ stock on the date of the grant in periods prior to fiscal year 2006.

SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date.  The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R, applying the “modified prospective method” for existing grants which requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period.  SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation.  In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash inflow upon adoption and an operating cash outflow.

Nonvested stock granted to employees is valued based on the market price of the common stock on the date of the grant.  Performance based, nonvested stock granted to employees is valued using the Monte Carlo valuation method.  The Company accounts for stock awards issued to non-employees under the recognition and measurement principles of SFAS 123R and Emerging Issues Task Force Issue No. 96-18: Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  Stock options issued to non-employees are valued using the Black-Scholes option pricing model.  Nonvested stock granted to non-employees is initially valued based on the market price of the common stock on the date of the grant and is adjusted to fair value until vested.

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period. Unearned compensation is now included in paid-in capital in accordance with SFAS 123R.  As of March 31, 2006, there was $35.5 million of total unrecognized compensation cost related to nonvested stock.  That cost is expected to be recognized over a weighted average period of 4.5 years.  For the three months and six months ended March 31, 2006, the Company’s total stock-based compensation expense was $3.7 million ($2.7 million net of tax) and $6.0 million ($4.1 million net of tax), respectively.  Included in this total stock-based compensation expense was incremental expense for stock options of $1.8 million ($1.1 million net of tax) and $2.9 million ($1.8 million net of tax) for the three months and six months ended March 31, 2006, respectively.

The following table summarizes nonvested stock awards as of March 31, 2006, as well as activity for the three and six months then ended.

	Three Months Ended March 31, 2006		Six Months Ended March 31, 2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	844,335	$40.43	739,137	$41.31
Granted	289,510	67.99	409,759	66.24
Vested	—	—	(7,613)	28.02
Forfeited	(2,899)	58.67	(10,337)	39.58
End of period	1,130,946	$47.49	1,130,946	$47.49

The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the three and six months ended March 31, 2005 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006, under those plans and consistent with SFAS 123R:

	March 31, 2005
	Three Months Ended	Six Months Ended
Net loss, as reported	$(84,344)	$(14,640)
Add: Stock-based employee compensation included in reported net income, net of related tax effect	1,750	3,099
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,730)	(5,847)
Pro forma net loss	$(85,324)	$(17,388)

Net loss per share:
Basic - as reported	$(2.09)	$(0.36)
Basic - pro forma	$(2.11)	$(0.43)

Diluted - as reported	$(2.09)	$(0.36)
Diluted - pro forma	$(2.11)	$(0.43)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For grants issued in the second quarter of fiscal 2006, weighted average assumptions used to determine grant date fair value included a risk free interest rate of 4.51%, an expected life of 5.5 years and an expected volatility of 42.55%.  Expected life of the options granted is computed using the mid-point between the vesting period and contractual life of the options granted.  Expected volatilities are based on the historical volatility of the Company’s stock and other factors.  Expected discrete dividends of $0.10 per quarter are assumed in lieu of a continuously compounding dividend yield.  There were no option grants in the second quarter of fiscal 2005.

The following table summarizes stock options outstanding as of March 31, 2006 as well as activity during the three and six months then ended:

	Three Months Ended		Six Months Ended
	March 31, 2006		March 31, 2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	1,534,434	$30.48	1,654,751	$23.91
Granted	723,773	68.56	945,500	67.03
Exercised	(41,843)	11.77	(371,442)	17.70
Forfeited	(10,317)	41.58	(22,762)	39.18
Outstanding at end of period	2,206,047	$43.28	2,206,047	$43.28
Exercisable at end of period	726,249	$18.07	726,249	$18.07

At March 31, 2006, the weighted-average remaining contractual life for both all options outstanding and options currently exercisable was 6.0 years.

At March 31, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $49.5 million and $34.6 million, respectively.  Valuations of the options granted and exercised during the period is as follows.  (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Weighted-average fair value of options granted	$30.12	—	$29.17	$14.94
Intrinsic value of stock options excercised	$2.3 million	$0.7 million	$18.3 million	$6.5 million

(3) Inventory

Inventory consists of (in thousands):

	March 31,	September 30,
	2006	2005
Homes under construction	$1,468,443	$1,040,193
Development projects in progress	1,569,384	1,519,554
Unimproved land held for future development	63,922	44,809
Model homes	42,891	66,526
Consolidated inventory not owned	336,522	230,083
	$3,481,162	$2,901,165

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction.  Excluding model homes, Beazer Homes had 632 completed homes (valued at $128.4 million) and 414 completed homes (valued at $72.2 million) at March 31, 2006 and September 30, 2005, respectively, which were not subject to a sales contract.

Development projects in progress consist principally of land and land improvement costs.  Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

The Company acquires certain lots by means of option contracts.   Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Beazer Homes’ obligation with respect to options with specific performance provisions is included on the Company’s consolidated balance sheets in other liabilities.  Under option contracts without specific performance obligations, the Company’s liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $351.8 million at March 31, 2006.  This amount includes letters of credit of approximately $55.6 million.  Below is a summary of amounts, net of cash deposits, committed under all options at March 31, 2006 (in thousands):

Aggregate Exercise Price of Options
Options with specific performance	$12,679
Options without specific performance	3,043,221
Total options	$3,055,900

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

The Company has determined that Beazer Homes is the primary beneficiary of certain of these option contracts.  The Company’s risk is generally limited to the option deposits that it pays, and creditors of the sellers generally have no recourse to the general credit of the Company.  Although Beazer Homes does not have legal title to the optioned land, for those option contracts for which the Company is the primary beneficiary, Beazer Homes is required to consolidate the land under option at fair value.  The Company believes that the exercise prices of its option contracts approximate their fair value.  The Company’s consolidated balance sheets at March 31, 2006 and September 30, 2005 reflect consolidated inventory not owned of $336.5 million and $230.1 million, respectively.  Obligations related to consolidated inventory not owned totaled $244.4 million at March 31, 2006 and $166.2 million at September 30, 2005.  The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.   The above disclosures of amounts committed under options include Beazer Homes’ obligations related to consolidated inventory not owned.

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

The Company’s joint ventures typically obtain secured acquisition and development financing.  In some instances, Beazer Homes and its joint venture partners have provided varying levels of guarantees of debt of the Company’s unconsolidated joint ventures.  At March 31, 2006, the Company had a repayment guarantee of $10.7 million related to our portion of debt of one of our unconsolidated joint ventures and loan-to-value maintenance guarantees of $32.9 million related to certain of our unconsolidated joint ventures.  The repayment guarantee requires the repayment of Beazer Homes’ share of debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowings.  The loan-to-value maintenance guarantees only apply if the borrowings of the unconsolidated joint venture exceed a specified percentage of the value of the collateral (generally land and improvements) securing the borrowings. The Company has not recorded a liability for the non-contingent aspect of these guarantees as such amounts are not material.  In assessing the need to record a liability for the contingent aspect of these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees and the financial condition of the applicable unconsolidated joint ventures.  In addition, the Company monitors the fair value of the collateral of these unconsolidated joint ventures to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings.  To date, Beazer has not incurred any obligations related to repayment or loan-to-value maintenance guarantees.  Based on these considerations, the Company has determined that it is remote that it will have to perform under the contingent aspects of these guarantees and, as a result, has not recorded a liability for the contingent aspects of these guarantees.  To the extent the recording of a liability related to such guarantees would be required, the recognition of such liability would result in an increase to the carrying value of the Company’s investment in the associated joint venture.

(5) Interest

The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Capitalized interest in inventory, beginning of period	$58,769	$48,551	$51,411	$44,121
Interest incurred and capitalized	27,903	21,082	53,436	41,471
Capitalized interest amortized to cost of sales	(20,542)	(17,353)	(38,717)	(33,312)
Capitalized interest in inventory, end of period	$66,130	$52,280	$66,130	$52,280

(6) Earnings Per Share

Basic and diluted earnings (loss) per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Basic:
Net income (loss)	$104,351	$(84,344)	$194,264	$(14,640)
Weighted average common shares outstanding	40,442	40,409	40,703	40,352
Basic earnings (loss) per share	$2.58	$(2.09)	$4.77	$(0.36)

Diluted:
Net income (loss)	$104,351	$(84,344)	$194,264	$(14,640)
Interest on convertible debt - net of taxes	1,347	—	2,691	—
Net income (loss) available to common shareholders	$105,698	$(84,344)	$196,955	$(14,640)
Weighted average number of common shares outstanding	40,442	40,409	40,703	40,352
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	3,499	—	3,499	—
Options to acquire common stock	439	—	573	—
Contingent shares (performance based stock)	70	—	35	—
Nonvested restricted stock	616	—	585	—
Diluted weighted average common shares outstanding	45,066	40,409	45,395	40,352
Diluted earnings (loss) per share	$2.35	$(2.09)	$4.34	$(0.36)

Emerging Task Force Issue No. 04-8: The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”) requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Cos”) be included in diluted earnings per share computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price.  EITF 04-8 applies to the Company’s 4 ⅝% Convertible Senior Notes issued in June 2004.  The calculation of diluted loss per share for the three and six months ended March 31, 2005 excludes the impact of EITF 04-8 because its inclusion would be antidilutive.  Options to purchase 230,653 shares of common stock were not included in the computation of diluted earnings per share for the six months ended March 31, 2006, because the options’ exercise price was greater than the average market price of the common shares during that period.  There were no anti-dilutive shares outstanding during the three months ended March 31, 2006 or the three or six months ending March 31, 2005.

(7) Borrowings

At March 31, 2006 we had the following borrowings (in thousands):

	Maturity Date	Amount
Warehouse Line	January 2007	$28,057
Revolving Credit Facility	August 2009	136,600
8 5/8% Senior Notes*	May 2011	200,000
8 3/8% Senior Notes*	April 2012	350,000
6 1/2% Senior Notes*	November 2013	200,000
6 7/8% Senior Notes*	July 2015	350,000
4 5/8% Convertible Senior Notes*	June 2024	180,000
Other Notes Payable	Various Dates	73,295
Unamortized debt discounts		(3,883)
Total		$1,514,069

* Collectively, the “Senior Notes”

Warehouse Line – Effective January 11, 2006, Beazer Mortgage entered into a 364-day credit agreement with a number of banks to fund the origination of residential mortgage loans (the “Warehouse Line”).  The Warehouse Line provides for a maximum available borrowing capacity of $250 million to $350 million based on commitment periods as defined in the Warehouse Line and is secured by certain mortgage loan sales and related property.  The Warehouse Line is not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility.  Beginning in the current quarter, Beazer Mortgage finances a portion of its mortgage lending activities with borrowings under the Warehouse Line.  Borrowings under the Warehouse Line were $28.1 million and bore interest at 5.83% as of March 31, 2006.  Beazer Mortgage had a pipeline of loans in process of approximately $1.6 billion as of March 31, 2006 which may be financed either through the Warehouse Line or the third party investors.

The Warehouse Line contains various operating and financial covenants.  The Company was in compliance with such covenants at March 31, 2006.

Revolving Credit Facility - In August 2005 we entered into a new $750 million (expandable up to $1 billion), four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks, which matures in August 2009. The Revolving Credit Facility replaced our former $550 million revolving credit facility and $200 million term loan.  The Revolving Credit Facility includes a $50 million swing line commitment and has a $350 million sublimit for the issuance of standby letters of credit.  Substantially all of the Company’s significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 11).  The Revolving Credit Facility contains various operating and financial covenants.  The Company was in compliance with such covenants at March 31, 2006.  The Company has the option to elect two types of loans under the Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both as defined in the Revolving Credit Facility).

Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable.  At March 31, 2006, we had $136.6 million of borrowings outstanding, and had available borrowings of $481.6 million under the Revolving Credit Facility.  The borrowings outstanding under the Revolving Credit Facility bore interest at 5.78% as of March 31, 2006.  There were no borrowings outstanding under the Revolving Credit Facility at September 30, 2005.

Senior Notes - The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness.  Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and our obligations under the Revolving Credit Facility, and are jointly and severally liable for obligations under the Senior Notes and the Revolving Credit Facility.  Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends.  At March 31, 2006, under the most restrictive covenants of each indenture, approximately $221.3 million of our retained earnings was available for cash dividends and for share repurchases.  Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

We periodically acquire land through the issuance of notes payable.  As of March 31, 2006 and September 30, 2005, we had outstanding notes payable of $73.3 million and $46.1 million related to land acquisitions, respectively.  These notes payable expire at various times through 2010 at variable rates ranging from 5.0% to 10.3% at March 31, 2006.

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

As of March 31, 2006, there were eleven pending lawsuits related to such complaints received by Trinity.  All eleven suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate.  Additionally, a class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC.  The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004.

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

Under the settlement, subject to Trinity’s timely performance of the specified assessments and remediation activities for homeowners who file claims, each homeowner releases Trinity, Beazer Homes Investment Corp. and other affiliated companies, including Beazer Homes, from the claims asserted in the class action lawsuit, claims arising out of external water intrusion, claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others.  No appeals of the court’s order approving the settlement were received by the court within the timeframe established by the court.  The Company sent out the claims notices on December 17, 2004, and the class members had until February 15, 2005 to file claims.  A total of 1,312 valid claims were filed (of the 2,161 total class members), of which 613 complaints had been received prior to the Company’s receipt of the claim notices.  Class members who did not file a claim by February 15, 2005 are no longer able to file a class action claim under the settlement or pursue an individual claim against Trinity.  As of March 31, 2006, the Company had completed remediation of 479 homes related to 1,770 total Trinity claims.

Beazer Homes’ warranty reserves at March 31, 2006 and September 30, 2005 include accruals for the Company’s estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion and mold, including a provision for legal fees.  Warranty reserves also include accruals for class action claims received, pursuant to the settlement discussed above, from class members who had not previously contacted Trinity with complaints.

The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred.  Homes for which the Company receives complaints are classified into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.

As of March 31, 2006 and September 30, 2005, the Company accrued for its estimated cost to remediate homes that it had assessed and assigned to one of the above categories, as well as the Company’s estimated cost to remediate those homes for which an assessment had not yet been performed.  For purposes of the Company’s accrual, the Company has historically assigned homes not yet assessed to categories based on its expectations about the extent of damage and trends observed from the results of assessments performed to date.  In addition, the Company refined its cost estimation process to consider the subdivision of the claimant along with the categorization discussed above.  Once a home is categorized, detailed budgets are used as the basis to prepare the Company’s estimated costs to remediate such home.

During fiscal 2004, the Company initiated a program under which it offered to repurchase a limited number of homes from specific homeowners.  The program was concluded during the first quarter of fiscal 2005.  The Company has repurchased a total of 54 homes under the program.  During the six months ended March 31, 2006, the Company sold four of the repurchased homes.  The remaining 44 homes were acquired for an aggregate purchase price of $14.6 million.  The accrual at March 31, 2006 includes the estimated costs to sell homes that the Company has repurchased, and the Company’s estimated losses on the sale of those homes, if any.

Changes in the accrual for Trinity moisture intrusion and related mold issues during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Balance at beginning of period	$78,056	$45,900	$80,708	$42,173
Provisions (reductions)	(6,500)	45,000	(6,500)	55,000
Payments	(2,075)	(4,165)	(4,727)	(10,438)
Balance at end of period	$69,481	$86,735	$69,481	$86,735

The accruals at March 31, 2006 represent the Company’s best estimates of the costs to resolve all asserted complaints.  During the quarter ended March 31, 2006, the Company adjusted its estimate of these costs and the related accruals based on historical experience in resolving such complaints. Actual costs to assess and remediate homes in each category and subdivision, the extent of damage to homes not yet assessed, estimates of costs to sell repurchased homes, and losses on such sales could differ from the Company’s estimates.  As a result, the costs to resolve existing complaints could differ from the Company’s recorded accruals and have a material adverse effect on the Company’s earnings in the periods in which the matters are resolved.   Additionally, it is possible that the Company will incur additional losses related to these matters, including additional losses related to homes for which the Company has not yet received complaints.  However, the amount or range of such losses cannot be determined at this time.

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

As noted above, the Company’s warranty reserves at March 31, 2006 and September 30, 2005 include accruals for Trinity moisture intrusion and related mold issues.  Warranty reserves are included in other payables and accrued liabilities in the condensed consolidated balance sheets.  The Company records reserves covering anticipated warranty expense for each home closed.  Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly.  While the Company believes that its warranty reserves are adequate, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve.

Changes in the Company’s warranty reserves, which include amounts related to the Trinity moisture intrusion and mold issues discussed above,  during the period are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Balance at beginning of period	$131,805	$93,631	$138,033	$86,163
Provisions	5,724	53,981	11,582	72,296
Payments	(12,537)	(10,897)	(24,623)	(21,744)
Balance at end of period	$124,992	$136,715	$124,992	$136,715

Other Contingencies - The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions, including matters relating to moisture intrusion and related mold claims, construction defects and product liability.  Certain of the liabilities resulting from these actions are covered in whole or part by insurance.  With respect to certain general liability exposures, including construction defect, moisture intrusion and related mold claims and product liability claims, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances.  In particular, for construction defect liability there is a high degree of uncertainty relating to the extent of insurance coverage, when losses occur, the size of each loss, expectations for future interpretive rulings concerning contract provisions, possible recovery against other responsible parties, and the extent to which the assertion of these claims will expand geographically.  In the Company’s opinion, based on its current assessment, the ultimate resolution of these matters will not have a material adverse effect on Beazer Homes’ financial condition, results of operations, or cash flows.

We had outstanding letters of credit and performance bonds of approximately $551.6 million and $70.1 million, respectively, at March 31, 2006 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $68.7 million relating to our land option contracts discussed in Note 3. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

(9)  Stock Repurchase Program

On November 18, 2005, as part of an acceleration of Beazer’s comprehensive plan to enhance stockholder value, the Company’s Board of Directors authorized an increase in the Company’s stock repurchase plan to ten million shares of the Company’s common stock.  The Company has entered into a plan under Rule 10b5-1 of the Securities Act of 1934 to execute a portion of the share repurchase program, and may also make opportunistic purchases in the open market or in privately negotiated transactions.  During the six months ended March 31, 2006, the Company repurchased 2,021,800 shares for an aggregate purchase price of $133.2 million or approximately $66 per share pursuant to the plan.

(10)  Other Events

The staff of the Securities and Exchange Commission (the “SEC Staff”) recently completed a periodic review of the Company’s Annual Report on Form 10-K as of September 30, 2005 and Quarterly Report on Form 10-Q as of December 31, 2005 and issued a letter (the “Comment Letter”) commenting on certain aspects of those reports.  The Company believes that all issues raised in the Comment Letter have been resolved, with one exception.  The SEC Staff asked the Company to provide a supplemental analysis supporting its aggregation of its homebuilding operations into one reportable segment.  The Company has provided detailed support for its position; however, the SEC Staff has not agreed with the Company's position.  The Company has now appealed the SEC Staff's position to the Office of the Chief Accountant and, as a result, this issue remains unresolved.  There can be no certainty that the SEC ultimately will agree with our position.  If the SEC does disagree with the Company's position, the Company may be required to amend certain prior filings to provide additional segment reporting footnote disclosure.  As a result of this outstanding comment, the Company's auditors have not finalized their review of the Company's interim financial statements included in this filing.

(11)  Supplemental Guarantor Information

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

Beazer Homes USA, Inc.

Condensed Consolidating Balance Sheet

March 31, 2006

(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Eliminating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp (a)	Subsidiaries	Entries	USA, Inc.
ASSETS
Cash and cash equivalents	$116,158	$(107,893)	$6,016	$902	$—	$15,183
Accounts receivable	—	124,074	2,160	430	—	126,664
Owned inventory	—	3,129,921	—	—	14,719	3,144,640
Consolidated inventory not owned	—	336,522	—	—	—	336,522
Residential mortgage loans available-for-sale	—	—	27,775	—	—	27,775
Investments in and advances to unconsolidated joint ventures	—	114,571	—	—	—	114,571
Deferred tax assets	90,315	—	—	—	—	90,315
Property, plant and equipment, net	—	29,785	860	14	—	30,659
Goodwill	—	121,368	—	—	—	121,368
Investments in subsidiaries	1,690,341	—	—	—	(1,690,341)	—
Intercompany	1,249,185	(1,320,882)	47,949	23,748	—	—
Other assets	18,446	72,015	1,537	12,048	—	104,046
Total assets	$3,164,445	$2,499,481	$86,297	$37,142	$(1,675,622)	$4,111,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$74,417	$149,920	$28	$731	$—	$225,096
Other payables and accured liabilities	102,187	427,694	2,262	13,551	5,520	551,214
Intercompany	(1,819)	—	—	1,819	—	—
Obligations related to consolidated inventory not owned	—	244,421	—	—	—	244,421
Revolving credit facility	136,600	—	—	—	—	136,600
Senior notes (net of discounts of $3,883)	1,276,117	—	—	—	—	1,276,117
Warehouse line	—	—	28,057	—	—	28,057
Other notes payable	—	73,295	—	—	—	73,295
Total liabilities	1,587,502	895,330	30,347	16,101	5,520	2,534,800

Stockholders’ equity	1,576,943	1,604,151	55,950	21,041	(1,681,142)	1,576,943

Total liabilities and stockholders’ equity	$3,164,445	$2,499,481	$86,297	$37,142	$(1,675,622)	$4,111,743

(a) Prior to August 2005, Beazer Mortgage Corp. (“BMC”) was a guarantor of the Senior Notes and Revolving Credit Facility.  Effective August 2005, BMC is no longer a guarantor of the Revolving Credit Facility and effective January 2006, BMC is no longer a guarantor of the Senior Notes.

Beazer Homes USA, Inc.

Condensed Consolidating Balance Sheet

September 30, 2005

(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Eliminating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	Entries	USA, Inc.
ASSETS
Cash and cash equivalents	$386,423	$(90,238)	$230	$683	$—	$297,098
Accounts receivable	—	157,523	2,775	1,582	—	161,880
Owned inventory	—	2,663,792	—	—	7,290	2,671,082
Consolidated inventory not owned	—	230,083	—	—	—	230,083
Investments in and advances to unconsolidated joint ventures	—	78,571	—	—	—	78,571
Deferred tax assets	101,329	—	—	—	—	101,329
Property, plant and equipment, net	—	27,550	817	—	—	28,367
Goodwill	—	121,368	—	—	—	121,368
Investments in subsidiaries	1,639,405	—	—	—	(1,639,405)	—
Intercompany	745,018	(820,519)	53,074	22,427	—	—
Other assets	20,123	49,473	293	10,849	—	80,738
Total assets	$2,892,298	$2,417,603	$57,189	$35,541	$(1,632,115)	$3,770,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$141,312	$242	$69	$—	$141,623
Other payables and accrued liabilities	115,023	503,352	2,162	12,827	2,742	636,106
Intercompany	(3,295)	—	—	3,295	—	—
Obligations related to consolidated inventory not owned	—	166,163	—	—	—	166,163
Senior notes (net of discounts of $4,118)	1,275,882	—	—	—	—	1,275,882
Other notes payable	—	46,054	—	—	—	46,054
Total liabilities	1,387,610	856,881	2,404	16,191	2,742	2,265,828

Stockholders’ equity	1,504,688	1,560,722	54,785	19,350	(1,634,857)	1,504,688

Total liabilities and stockholders’ equity	$2,892,298	$2,417,603	$57,189	$35,541	$(1,632,115)	$3,770,516

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2006

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$1,254,032	$13,135	$1,924	$—	$1,269,091

Home construction and land sales expenses	27,903	934,054	—	—	(7,361)	954,596
Gross profit	(27,903)	319,978	13,135	1,924	7,361	314,495
Selling, general and administrative expenses	—	139,153	10,188	452	—	149,793
Operating income (loss)	(27,903)	180,825	2,947	1,472	7,361	164,702
Equity in income of unconsolidated joint ventures	—	330	—	—	—	330
Royalty and management fee expense	32,423	(31,219)	(1,204)	—	—	—
Other income, net	—	1,601	—	(19)	—	1,582
Income before income taxes	4,520	151,537	1,743	1,453	7,361	166,614
Provision for income taxes	4,451	53,864	654	544	2,750	62,263
Equity in income of subsidiaries	104,283	—	—	—	(104,283)	—
Net income (loss)	$104,352	$97,673	$1,089	$909	$(99,672)	$104,351

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2005

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$963,630	$11,297	$1,321	$—	$976,248

Home construction and land sale expenses	21,082	774,975	—	—	—	796,057
Gross profit	(21,082)	188,655	11,297	1,321	—	180,191
Selling, general and administrative expenses	—	101,569	9,809	422	(3,730)	108,070
Goodwill impairment charge	—	130,235	—	—	—	130,235
Operating income (loss)	(21,082)	(43,149)	1,488	899	3,730	(58,114)
Equity in income of unconsolidated joint ventures	—	301	—	—	—	301
Other income, net	—	1,436	—	—	—	1,436
Income (loss) before income taxes	(21,082)	(41,412)	1,488	899	3,730	(56,377)
Provision for income taxes	(8,064)	33,696	564	344	1,427	27,967
Equity in income of subsidiaries	(71,326)	—	—	—	71,326	—
Net income (loss)	$(84,344)	$(75,108)	$924	$555	$73,629	$(84,344)

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Income

Six Months Ended March 31, 2006

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$2,346,936	$24,113	$3,658	$—	$2,374,707

Home construction and land sales expenses	38,717	1,763,384	—	—	(14,719)	1,787,382
Gross profit	(38,717)	583,552	24,113	3,658	14,719	587,325

Selling, general and administrative expenses	—	261,068	20,871	932	—	282,871
Operating income (loss)	(38,717)	322,484	3,242	2,726	14,719	304,454
Equity in income of unconsolidated joint ventures	—	682	—	—	—	682
Royalty and management fee expense	53,049	(51,672)	(1,377)	—	—	—
Other income, net	—	5,704	—	(19)	—	5,685
Income before income taxes	14,332	277,198	1,865	2,707	14,719	310,821
Provision for income taxes	5,374	103,947	700	1,016	5,520	116,557
Equity in income of subsidiaries	185,306	—	—	—	(185,306)	—
Net income (loss)	$194,264	$173,251	$1,165	$1,691	$(176,107)	$194,264

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Income

Six Months Ended March 31, 2005

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$1,862,977	$22,164	$2,934	$—	$1,888,075

Home construction and land sales expenses	41,471	1,459,100	—	—	(8,159)	1,492,412
Gross profit	(41,471)	403,877	22,164	2,934	8,159	395,663

Selling, general and administrative expenses	—	193,387	18,433	844	—	212,664
Goodwill impairment charge	—	130,235	—	—	—	130,235
Operating income (loss)	(41,471)	80,255	3,731	2,090	8,159	52,764
Equity in income of unconsolidated joint ventures	—	199	—	—	—	199
Other income, net	—	4,000	—	—	—	4,000
Income (loss) before income taxes	(41,471)	84,454	3,731	2,090	8,159	56,963
Provision for income taxes	(15,863)	82,116	1,427	802	3,121	71,603
Equity in income of subsidiaries	10,968	—	—	—	(10,968)	—
Net income (loss)	$(14,640)	$2,338	$2,304	$1,288	$(5,930)	$(14,640)

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended March 31, 2006

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Consolidated Beazer Homes USA, Inc.
Net cash (used in)/provided by operating activities	$2,791	$(325,218)	$(26,285)	$3,030	$(345,682)

Cash flows from investing activities:
Capital expenditures	—	(7,095)	(240)	—	(7,335)
Investments in unconsolidated joint ventures	—	(36,668)	—	—	(36,668)
Distributions from unconsolidated joint ventures	—	2,911	—	—	2,911
Net cash used in investing activities	—	(40,852)	(240)	—	(41,092)

Cash flows from financing activities:
Net change in book overdraft	74,417	—	—	—	74,417
Treasury stock purchases	(133,207)	—	—	—	(133,207)
Repayment of other notes payable	—	(5,354)	—	—	(5,354)
Borrowings under credit facilities	663,900	—	35,569	—	699,469
Repayment of credit facilities	(527,300)	—	(7,512)	—	(534,812)
Debt issuance costs	—	—	(871)	—	(871)
Proceeds from stock option exercises	6,574	—	—	—	6,574
Tax benefit from stock transactions	6,893	—	—	—	6,893
Dividends paid	(8,250)	—	—	—	(8,250)
Advances to/from subsidiaries	(356,083)	353,769	5,125	(2,811)	—
Net cash provided/(used) by financing activities	(273,056)	348,415	32,311	(2,811)	104,859
(Decrease)/increase in cash and cash equivalents	(270,265)	(17,655)	5,786	219	(281,915)
Cash and cash equivalents at beginning of period	386,423	(90,238)	230	683	297,098
Cash and cash equivalents at end of period	$116,158	$(107,893)	$6,016	$902	$15,183

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Cash Flows

Six Months Ended March 31, 2005

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Consolidated Beazer Homes USA, Inc.
Net cash provided by/(used in) operating activities	$(320,867)	$53,406	$(183)	$16,197	$(251,447)

Cash flows from investing activities:
Capital expenditures	—	(5,779)	(189)	—	(5,968)
Investments in unconsolidated joint ventures	—	(35,575)	—	—	(35,575)
Distributions from unconsolidated joint ventures	—	1,742	—	—	1,742
Net cash used in investing activities	—	(39,612)	(189)	—	(39,801)

Cash flows from financing activities:
Repayment of other notes payable	(9,443)	—	—	—	(9,443)
Proceeds from stock option exercises	1,280	—	—	—	1,280
Dividends paid	(5,539)	—	—	—	(5,539)
Advances to/from subsidiaries	18,864	(2,604)	—	(16,260)	—
Net cash provided/(used) by financing activities	5,162	(2,604)	—	(16,260)	(13,702)
(Decrease)/increase in cash and cash equivalents	(315,705)	11,190	(372)	(63)	(304,950)
Cash and cash equivalents at beginning of period	392,110	(72,262)	693	339	320,880
Cash and cash equivalents at end of period	$76,405	$(61,072)	$321	$276	$15,930

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW:

Homebuilding:  We design, sell and build single-family homes in the following geographic regions:

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

Our homes are designed to appeal to homeowners at various price points across various demographic segments, and are generally offered for sale in advance of their construction. Our objective is to provide our customers at each price-point with homes that incorporate exceptional value and quality while seeking to maximize our return on invested capital. To achieve this objective, we have developed a business strategy which focuses on geographic diversity and growth markets, leveraging our national brand, leveraging our size, scale and capabilities in order to optimize efficiencies and providing quality homes at various price points to meet the needs of diverse home buyers.

Our product strategy entails addressing the needs of an increasingly diverse profile of buyers as evidenced by demographic trends including, among others, increased immigration, changing profiles of households, the aging of the baby-boomers, and the rise of the echo-boomers (children of the baby-boomers) into the ranks of homeownership. Our product offering is broken down into three product categories: economy, value and style.

In addition, we also offer homes in all three categories to the ‘active adult’ segment which are targeted to buyers over 55 years of age, in communities with special amenities. Within each product category, we seek to provide exceptional value and to ensure an enjoyable customer experience.

Seasonal and Quarterly Variability:  Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters.

Financial Services: Recognizing the homebuyer’s desire to simplify the financing process, we originate mortgages on behalf of our customers through our subsidiary Beazer Mortgage Corporation, or Beazer Mortgage. Beazer Mortgage originates, processes and brokers mortgages to third party investors. Beginning in the second quarter of fiscal year 2006, Beazer Mortgage financed certain of our mortgage lending activities under its warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights to third-party investors.

Additional Products and Services for Homebuyers:  In order to maximize our profitability and provide our customers with the additional products and services that they desire, we have incorporated design centers into our business. Recognizing that our customers want to choose certain components of their new home, we offer limited customization through the use of design studios in most of our markets. These design studios allow the customer to select certain non-structural customizations for their homes such as cabinetry, flooring, fixtures, appliances and wall coverings. We also provide title services to our customers in many of our markets.

Recent Accounting Pronouncements:  In December 2004, the FASB issued SFAS 123R, Share Based Payment, which we adopted in the first quarter of fiscal 2006. This statement eliminated the ability to account for share-based compensation transactions using APB Opinion 25, Accounting for Stock Issued to Employees, and requires instead that compensation expense be recognized based on the fair value on the date of the grant. The recognition of compensation expense for stock options reduced net income by approximately $1.1 million and $1.8 million for the quarter and six months ended March 31, 2006, respectively. We elected the modified prospective method for our adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash flow and an operating cash outflow. This requirement reduced net operating cash flows and increased net financing cash flows beginning with its adoption in the quarter ended December 31, 2005.

RESULTS OF OPERATIONS:

The following presents certain operating and financial data for Beazer Homes by region (dollars in thousands):

	Three Months Ended March 31,			Six Months Ended March 31,
	2006	Change	2005	2006	Change	2005
Total homebuilding revenue:
Southeast	$362,947	50.7%	$240,893	$692,926	45.2%	$477,151
West	503,337	11.1	452,888	910,826	4.6	870,377
Central	61,416	42.6	43,076	114,202	52.4	74,919
Mid-Atlantic	233,108	48.0	157,514	432,614	51.2	286,185
Midwest	88,783	34.2	66,167	172,450	11.4	154,780
Total	$1,249,591	30.1	$960,538	$2,323,018	24.7	$1,863,412

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2006	Change	2005	2006	Change	2005
Number of new orders, net of cancellations:
Southeast	1,616	(5.0)%	1,701	3,180	10.0%	2,892
West	1,035	(46.3)	1,927	2,241	(31.2)	3,256
Central	518	27.6	406	875	36.1	643
Mid-Atlantic	517	(7.8)	561	800	(25.1)	1,068
Midwest	538	(16.5)	644	1,000	8.1	925
Total	4,224	(19.4)	5,239	8,096	(7.8)	8,784
Number of closings
Southeast	1,491	24.7%	1,196	2,874	18.0%	2,435
West	1,356	(0.1)	1,358	2,496	(2.1)	2,550
Central	371	39.0	267	707	54.7	457
Mid-Atlantic	502	37.2	366	955	29.8	736
Midwest	553	33.3	415	1,070	7.2	998
Total	4,273	18.6	3,602	8,102	12.9	7,176
Average sales price per home closed
Southeast	243.4	20.9%	201.4	241.1	23.0%	196.0
West	371.2	11.3	333.5	364.9	6.9	341.3
Central	165.5	2.6	161.3	161.5	(1.5)	163.9
Mid-Atlantic	464.4	7.9	430.4	453.0	16.5	388.8
Midwest	160.5	0.7	159.4	161.2	3.9	155.1
Company average	292.4	9.6	266.7	286.7	10.4	259.7

	As of March 31,
	2006	Change	2005
Backlog units:
Southeast	3,380	9.5%	3,086
West	2,862	(25.6)	3,846
Central	683	11.1	615
Mid-Atlantic	1,038	(24.7)	1,379
Midwest	1,264	11.1	1,138
Total	9,227	(8.3)	10,064

Aggregate sales value of homes in backlog as of:
March 31, 2006	$2,793,519
March 31, 2005	$2,898,247

New Orders and Backlog: New orders decreased by 19.4% during the three month period ended March 31, 2006, compared to the same period in the prior year. The decrease in new home orders for the quarter resulted from decreases in almost all of the markets in our West, Mid-Atlantic and Midwest regions offset slightly by increases in several markets in our Southeast and Central regions. These decreases were driven by moderating demand coupled with higher cancellations compared to the extremely high number of new orders received in the second quarter of last fiscal year in many of our markets. Specifically, the declines in Arizona, Nevada and Northern California resulted from delays in community openings and moderating incremental demand. The decrease in the Midwest new orders and backlog was also due in part to our decision to exit two sub-markets in Indiana.

New orders decreased by 7.8% during the six month period ended March 31, 2006, compared to the same period in the prior year. Orders decreased by 25.1% in our Mid-Atlantic region and 31.2% in our West region compared to the same six-month period a year ago due to lower demand and higher cancellations compared to the extremely high number of new orders received in the first six months of fiscal year 2005. These decreases were partially offset by increased orders of 10.0% in our Southeast region, 36.1% in our Central region and 8.1% in our Midwest region, primarily attributable to strong new orders in the first quarter of the fiscal year.

The aggregate dollar value of homes in backlog at March 31, 2006 decreased 3.6% from March 31, 2005, reflecting an 8.3% decrease in the number of homes in backlog offset partially by a 5.1% increase in the average price of homes in backlog, from $288,000 at March 31, 2005 to $302,800 at March 31, 2006. The decrease in the number of homes in backlog is driven primarily by decreased order trends in the majority of states in our West and Mid-Atlantic regions partially driven by timing issues associated with community openings in Arizona, Nevada and Northern California. The increase in average price of homes in backlog is due to the success we are experiencing in diversifying our product offerings and relatively favorable pricing year-over-year in most of our major markets offset slightly by a decrease in the relative percentage of backlog in our higher-priced markets.

The following table provides additional details of revenues and certain expenses (in thousands) and certain items expressed as a percentage of revenues:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues:
Homebuilding (a)	$1,239,859	$960,538	$2,313,286	$1,863,412
Land and lot	20,596	7,763	45,551	8,978
Mortgage origination	13,135	11,310	24,113	22,164
Intercompany elimination - mortgage	(4,499)	(3,363)	(8,243)	(6,479)
Total	$1,269,091	$976,248	$2,374,707	$1,888,075

Gross profit
Homebuilding	$299,226	$166,083	$561,376	$370,658
Land and lot	2,134	2,798	1,836	2,841
Mortgage origination	13,135	11,310	24,113	22,164
Total	$314,495	$180,191	$587,325	$395,663

Selling, general and administrative (SG&A) expenses:
Homebuilding	$139,605	$99,436	$262,000	$196,249
Mortgage origination	10,188	8,634	20,871	16,415
Total	$149,793	$108,070	$282,871	$212,664

As a percentage of total revenue:

Gross profit	24.8%	18.5%	24.7%	21.0%

SG&A - homebuilding	11.0%	10.2%	11.0%	10.4%
SG&A - mortgage origination	0.8%	0.9%	0.9%	0.9%

As a percentage of homebuilding revenue:
Gross profit - homebuilding	24.1%	17.3%	24.3%	19.9%

(a) Homebuilding revenues for the three and six months ended March 31, 2006  exclude $9.7 million of revenue deferred in accordance with SFAS 66 for certain homes with mortgages originated by Beazer Mortgage for which the sale of the related mortgage loan to a third-party investor had not been completed as of March 31, 2006.

Revenues: Revenues increased by 30.0% for the three months ended March 31, 2006 compared to the same period in the prior year as the number of homes closed and the average sales price of homes closed increased by 18.6% and 9.6%, respectively. Home closings increased in our Central, Mid-Atlantic and Midwest regions, in the majority of our Southeast markets and in Arizona and Nevada in our West region. These increases were partially offset by declines in closings in certain of our California markets in our West region. Prior quarter community opening delays and moderation of demand compared to last year contributed to decreased closings in California. Average sales price increased in most of our regions due to product mix and continued constraints on the supply of available housing in many of our markets. Prices increased most significantly in our Southeast region.

In addition, we had approximately $20.6 million of land and lot sales in the second quarter of fiscal 2006 as we continued to review opportunities to minimize underperforming investments and reallocate funds to investments that will optimize overall returns.

Revenues increased by 25.8% for the six months ended March 31, 2006 compared to the same period in the prior year. Homes closed increased by 12.9% and the average sales price of homes closed increased by 10.4%. Home closings increased in the Company’s Midwest, Mid-Atlantic and Central regions and in parts of the Southeast, including South Carolina, Georgia and Florida and in Arizona, Colorado and Nevada in our West region. These increases were partially offset by declines in many of our California markets in the West region, and parts of Tennessee and North Carolina in the Southeast region. Average sales price increased in all but our Central region due primarily to product mix and constraints on the supply of available housing in many of our markets. Year to date, prices increased most significantly in our Southeast region, and particularly in our Florida markets.

Gross Profit: Our gross profit margin was 24.8% in the second quarter, an improvement both from the first quarter, and year over year. Our gross profit margin in the second quarter of fiscal year 2005 was negatively impacted by both $45 million of expenses associated with the Trinity class action settlement and $14 million of other warranty costs (see Note 8 to the Condensed Consolidated Financial Statements). Excluding these factors, our gross profit margin still improved year over year due primarily to our successful national accounts program, which generated current rebates per home, prior to savings on categories where we buy direct, of approximately $2,000 per home, compared to approximately $1,000 per home in the comparable period last year.

Our gross profit margin was 24.7% for the first six months of fiscal year 2006 compared to 21.0% for the comparable period of fiscal year 2005. Our gross profit margin for the six months ending March 31, 2005 was negatively impacted by both $55 million of expenses associated with the Trinity class action settlement and $14 million of other warranty costs.

Selling, General and Administrative Expense:  Selling, general and administrative expense (SG&A) totaled $149.8 million and $282.9 million for the three and six months ended March 31, 2006 and $108.1 million and $212.7 million for the three and six months ended March 31, 2005, respectively. The increase in SG&A expense during the periods presented is primarily related to a number of strategic company-wide programs, an increase in sales commissions and incentive compensation as a result of increased revenues and the cost of a larger infrastructure necessary to meet the demands related to the growth in our business.

Income Taxes:  Our effective tax rate was 37.37% and 37.50% for the three and six months ended March 31, 2006 and -49.61% and 125.70% for the three and six months ended March 31, 2005, respectively. The effective tax rate for 2005 was impacted by a $130.2 million non-cash, non-tax deductible goodwill impairment charge to write-off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina. The following table reconciles our effective tax rate reported in accordance with GAAP and our adjusted effective tax rate without this goodwill impairment charge:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Effective tax rate	37.37%	(49.61)%	37.50%	125.70%
Impact of non-cash, non-deductible goodwill impairment	—	87.48%	—	(87.45)%
Adjusted effective tax rate	37.37%	37.87%	37.50%	38.25%

The adjusted effective tax rate presented above is a non-GAAP financial measure. Management believes that this non-GAAP measure is useful to both management and investors in the analysis of the Company’s financial performance when comparing it to prior periods and that it provides investors with an important perspective on the current underlying effective tax rate of the business by isolating the impact of the non-cash, non-tax deductible goodwill impairment charge. The decrease in adjusted effective tax rate between years is primarily due to changes in income concentrations in the various states and the timing of certain state tax initiatives. The principal difference between our effective rate and the U.S. federal statutory rate is due to state income taxes incurred.

FINANCIAL CONDITION AND LIQUIDITY:

Our sources of cash liquidity include, but are not limited to, cash from operations, amounts available under our revolving credit facility, proceeds from senior notes and other bank borrowings, the issuance of equity securities and other external sources of funds. Our short-term and long-term liquidity depend primarily upon our level of net income, working capital management (accounts receivable, accounts payable and other liabilities) and bank borrowings. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures and working capital requirements, scheduled debt and dividend payments, and interest and tax obligations for the next twelve months. However, any material variance of our operating results or land acquisitions from our projections or investments in or acquisitions of businesses, could require us to obtain additional equity or debt financing. We plan to use cash generated to invest in growing the business, to fund land acquisitions and operations, pay dividends and to repurchase our common stock. We have targeted using $200-$250 million for repurchases of our common stock in fiscal 2006, subject to market conditions and other factors. We will fund this share repurchase program (discussed further below) by limiting or curtailing operations in underperforming markets, reinvesting in higher margin markets and accelerating cash generation through increased profitability. During the quarter, we formally curtailed operations in Memphis, Tennessee and certain Indiana sub-markets, with the expectation of redeploying capital related to these operations into higher returning opportunities prospectively.

At March 31, 2006, we had cash of $15.2 million, compared to $297.1 million at September 30, 2005. The decrease in cash was primarily due to fiscal year-to-date stock repurchases of approximately $133.2 million and the increase in inventory related to an increased land bank. Our net cash used in operating activities for the six months ended March 31, 2006 was $345.7 million compared to $251.4 million in the same period of fiscal 2005, as increased inventory supply and options for future growth and payments of income taxes and incentive compensation more than offset increased net income.

Net cash used in investing activities was $41.1 million for the six months ended March 31, 2006 compared to $39.8 million for the same period of fiscal 2005, as we invested in unconsolidated joint ventures to support our land acquisition strategy. Net cash provided by financing activities was $104.9 million for the six months ended

March 31, 2006 as increased book overdrafts and net borrowings under our Revolving Credit Facility and warehouse line of credit more than offset $133.2 million of common stock repurchases. Net cash used in financing activities of $13.7 million for the six months ended March 31, 2005 related primarily to dividend and other debt repayments.

At March 31, 2006 we had the following borrowings (in thousands):

	Maturity Date	Amount
Warehouse Line	January 2007	$28,057
Revolving Credit Facility	August 2009	136,600
8 5/8% Senior Notes*	May 2011	200,000
8 3/8% Senior Notes*	April 2012	350,000
6 1/2% Senior Notes*	November 2013	200,000
6 7/8% Senior Notes*	July 2015	350,000
4 5/8% Convertible Senior Notes*	June 2024	180,000
Other Notes Payable	Various Dates	73,295
Unamortized debt discounts		(3,883)
Total		$1,514,069

*Collectively, the “Senior Notes”

Warehouse Line: Effective January 11, 2006, Beazer Mortgage entered into a 364-day credit agreement with a number of banks to fund the origination of residential mortgage loans (the “Warehouse Line”). The Warehouse Line provides for a maximum available borrowing capacity of $250 million to $350 million based on commitment periods as defined in the Warehouse Line and is secured by certain mortgage loan sales and related property. The Warehouse Line is not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility. Beginning in the current quarter, Beazer Mortgage finances certain of its mortgage lending activities with borrowings under the Warehouse Line. Beazer Mortgage had a pipeline of loans in process of $1.6 billion, and borrowings under the Warehouse Line were $28.1 million as of March 31, 2006 which may be financed either through the Warehouse Line or third party investors.

The Warehouse Line contains various operating and financial covenants. The Company was in compliance with such covenants at March 31, 2006.

Revolving Credit Facility:  In August 2005 we entered into a new $750 million (expandable up to $1 billion), four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks, which matures in August 2009. The Revolving Credit Facility replaced our former $550 million revolving credit facility and $200 million term loan. The Revolving Credit Facility includes a $50 million swing line commitment and has a $350 million sublimit for the issuance of standby letters of credit. Substantially all of the Company’s significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 11 of the Unaudited Condensed Consolidated Financial Statements). The Revolving Credit Facility contains various operating and financial covenants. The Company was in compliance with such covenants at March 31, 2006. The Company has the option to elect two types of loans under the Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both as defined in the Revolving Credit Facility).

Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable. At March 31, 2006, we had $136.6 million of borrowings outstanding, and had available borrowings of $481.6 million under the Revolving Credit Facility. The borrowings outstanding under the Revolving Credit Facility bore interest at 5.78% as of March 31, 2006. There were no borrowings outstanding under the Revolving Credit Facility at September 30, 2005.

Senior Notes:  The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and our obligations under the Revolving Credit Facility, and are jointly and severally liable for obligations under the Senior Notes, and the Revolving Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At March 31, 2006, under the most restrictive covenants of each indenture, approximately $221.3 million of our retained earnings was available for cash dividends and for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

We periodically acquire land through the issuance of notes payable. As of March 31, 2006 and September 30, 2005, we had outstanding notes payable of $73.3 million and $46.1 million related to land acquisitions and development, respectively. These notes payable mature at various times through 2010 at variable rates ranging from 5.0% to 10.3% at March 31, 2006.

The following table illustrates changes to our contractual obligations related to debt as of March 31, 2006 due to the new Warehouse Line and additional notes entered into by the Company:

	Payments Due by Period (in Thousands)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Senior Notes, Revolving Credit Facility, Warehouse Line and Other Notes Payable	$1,517,952	$51,081	$49,901	$136,970	$1,280,000
Interest commitments under interest bearing notes	791,476	112,863	208,753	187,991	281,869
Total contractual cash obligations relating to debt	$2,309,428	$163,944	$258,654	$324,961	$1,561,869

Our long-term debt and other contractual obligations (principally operating leases) are further described in notes 7, 8 and 10 to our Consolidated Financial Statements which appear in our Annual Report on Form 10-K for the year ended September 30, 2005.

On November 18, 2005, as part of an acceleration of Beazer’s comprehensive plan to enhance stockholder value, the Company’s Board of Directors authorized an increase in the Company’s stock repurchase plan to ten million shares of the Company’s common stock. The Company has entered into a plan under Rule 10b5-1 of the Securities Act of 1934 to execute a portion of the share repurchase program, and may also make opportunistic purchases in the open market or in privately negotiated transactions. During the six months ended March 31, 2006, the Company repurchased 2,021,800 shares for an aggregate purchase price of $133.2 million or approximately $66 per share pursuant to the plan.

We believe that our cash and cash equivalents on hand and current borrowing capacity, together with anticipated cash flows from operations, is sufficient to meet liquidity needs for the foreseeable future. There can be no assurance, however, that amounts available in the future from our sources of liquidity will be sufficient to meet future capital needs. The amount and types of indebtedness that we may incur may be limited by the terms of the indentures governing our Senior Notes and our Revolving Credit Facility. We may consider expansion opportunities through acquisition of established regional homebuilders and such opportunities could require us to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

OFF-BALANCE SHEET ARRANGEMENTS:

We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price and the purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included on our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $351.8 million at March 31, 2006. This amount includes letters of credit of approximately $55.6 million. As of March 31, 2006, the aggregate exercise price of our option contracts, net of cash deposits, was approximately $3.1 billion.

We expect, subject to market conditions, to exercise substantially all of our option contracts. We have historically funded the exercise of land options through a combination of operating cash flows and borrowings under our Revolving Credit Facility. We expect these sources to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our land options will have a material adverse effect on our liquidity.

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIE”s) under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at March 31, 2006 and September 30, 2005 reflect consolidated inventory not owned of $336.5 million and $230.1 million, respectively. Obligations related to consolidated inventory not owned totaled $244.4 million at March 31, 2006 and $166.2 million at September 30, 2005. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our consolidated balance sheets include investments in joint ventures totaling $114.6 million and $78.6 million at March 31, 2006 and September 30, 2005 respectively.

Our joint ventures typically obtain secured acquisition and development financing. In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At March 31, 2006, we had a repayment guarantee of $10.7 million related to our portion of debt of one of our unconsolidated joint ventures and loan-to-value maintenance guarantees of $32.9 million related to certain of our unconsolidated joint ventures (see Note 4 to the Condensed Consolidated Financial Statements for additional information regarding our joint ventures and related guarantees).

There have been no material changes to our aggregate contractual commitments as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2005.

CRITICAL ACCOUNTING POLICIES:

As discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2005, some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters and relate to inventory valuation, goodwill, homebuilding revenues and costs and warranty reserves. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. There have been no material changes to the assumptions and estimates related to these critical accounting policies other than those related to revenue recognition and our accounting for stock-based compensation.

Revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Beazer Mortgage, our wholly-owned mortgage subsidiary, and the buyer has not made a sufficient down payment as prescribed by SFAS No. 66, the gross profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed. We recognize loan origination fees and expenses and gains and losses on mortgage loans when the related loans are sold.

Effective October 1, 2005, we adopted the provision of SFAS 123R, which requires that compensation expense be recognized based on the fair value on the date of the grant. We calculate the fair value of stock options using the Black-Scholes pricing model and the fair value of performance-based share awards using the Monte Carlo valuation method. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which include, but are not limited to, estimated forfeiture rates, expected stock price volatility over the term of the awards, expected dividend yield and expected stock option exercise behavior. Prior to October 1, 2005, we accounted for stock option grants in accordance with APB 25 and recognized no compensation expense for stock options since the exercise price of the options was equal to the market value of the underlying stock on the date of grant. For the six months ended March 31, 2006, the recognition of compensation expense for stock options reduced net income by approximately $1.8 million.

OUTLOOK:

The current sales environment in many markets is more difficult than previously anticipated. In addition, as we proactively optimize our capital base and are exiting those markets and selling certain land positions returning less than our overall cost of capital, we do incur some incremental period costs. As such, we now have broadened our range for fiscal 2006 diluted earnings per share to $10.00 - $10.50 per share to explicitly address these factors. This represents growth over adjusted 2005 earnings per share of $8.72 of 15-20%. This outlook assumes no further deterioration in new order trends during the remaining spring and summer months of this year.

We remain committed to our stated goal of enhancing margins and profitability by executing our Profitable Growth Strategy. As part of this strategy, we will continue to reallocate capital to those investments which will yield the highest returns, and return capital to our stockholders through our share repurchase program while maintaining a sound financial position.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the sections captioned “Outlook” and “Financial Condition and Liquidity.”  Additional information about factors that could lead to material changes in performance is contained in Item 1A. Risk Factors of our Annual Report on Form 10-K as of September 30, 2005. Such factors may include:

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

•                  changes in levels of demand;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of March 31, 2006, we had $233.5 million of variable rate debt outstanding. Based on our outstanding borrowings under our variable rate debt at March 31, 2006, a one-percentage point increase in interest rates would negatively impact our annual pre-tax interest cost by approximately $2.3 million.

Item 4. Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Further our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2003, the Company received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of March 31, 2006, no monetary penalties have been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. The Company has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, the Company repurchased shares of Beazer common stock under an increased ten million stock repurchase program authorized by the Board of Directors on November 18, 2005(a). Under this program, the Company may purchase shares at any time in the open market or in private transactions as market conditions warrant.

The following table sets forth information on the Company’s common stock repurchase program activity for the three months ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
March 1 – March 31, 2006	1,007,200	$65.73	1,007,200	7,054,800

(a) The Company’s stock repurchase program was originally approved in February 2003 and authorized the Company to repurchase up to three million (stock split adjusted) shares of the Company’s common stock.

Item 4.           Submission of Matters to a Vote of Security Holders

On February 1, 2006, we held our annual meeting of stockholders, at which the following matters were voted upon with the results indicated below. All numbers reported are shares of Beazer Homes’ common stock.

1)              The stockholders elected eight members to the Board of Directors to serve until the next annual meeting. The results of voting were as follows (based on 41,280,796 outstanding shares entitled to vote at the meeting):

Election of Directors

Name	For	Votes Withheld
Laurent Alpert	37,616,716	211,433
Katie J. Bayne	37,615,379	212,769
Brian C. Beazer	37,482,638	345,510
Peter G. Leemputte	37,617,948	210,201
Ian J. McCarthy	37,461,352	366,796
Maureen E. O’Connell	37,617,052	211,097
Larry T. Solari	37,484,000	344,149
Stephen P. Zelnak, Jr.	37,617,671	210,478

2)              To consider and act upon a proposal to ratify the selection of Deloitte & Touche LLP by the Audit Committee of the Board of Directors as independent auditor for the fiscal year ending September 30, 2006:

Votes For	Votes Against	Votes Abstain
37,322,661	476,921	28,565

Item 6.           Exhibits

(a)                                  Exhibits:

10.1	*Amended and Restated Supplemental Employment Agreement by and between Beazer Homes USA, Inc. and Ian J. McCarthy dated as of February 3, 2006

10.2	*Amended and Restated Supplemental Employment Agreement by and between Beazer Homes USA, Inc. and Michael H. Furlow dated as of February 3, 2006
10.3	*Amended and Restated Supplemental Employment Agreement by and between Beazer Homes USA, Inc. and James O’Leary dated as of February 3, 2006
10.4	*Amended and Restated Supplemental Employment Agreement by and between Beazer Homes USA, Inc. and Kenneth J. Gary dated as of February 3, 2006
10.5	*Amended and Restated Supplemental Employment Agreement by and between Beazer Homes USA, Inc. and Lowell Ball dated as of February 3, 2006
10.6	*Amended and Restated Supplemental Employment Agreement by and between Beazer Homes USA, Inc. and Cory J. Boydston dated as of February 3, 2006
10.7	*Amended and Restated Supplemental Employment Agreement by and between Beazer Homes USA, Inc. and Fred J. Fratto dated as of February 3, 2006
10.8	*Amended and Restated Supplemental Employment Agreement by and between Beazer Homes USA, Inc. and Michael T. Rand dated as of February 3, 2006
10.9	*Amended and Restated Supplemental Employment Agreement by and between Beazer Homes USA, Inc. and John Skelton dated as of February 3, 2006
10.10	*Amended and Restated Supplemental Employment Agreement by and between Beazer Homes USA, Inc. and Jonathan P. Smoke dated as of February 3, 2006
10.11	*First Amendment to Amended and Restated Employment Agreement by and between Beazer Homes USA, Inc. and Ian J. McCarthy dated as of February 3, 2006
10.12	*First Amendment to Amended and Restated Employment Agreement by and between Beazer Homes USA, Inc. and Michael H. Furlow dated as of February 3, 2006
10.13	*First Amendment to Amended and Restated Employment Agreement by and between Beazer Homes USA, Inc. and James O’Leary dated as of February 3, 2006
10.14	*First Amendment to Amended and Restated Employment Agreement by and between Beazer Homes USA, Inc. and Kenneth J. Gary dated as of February 3, 2006
10.15	*First Amendment to Amended and Restated Employment Agreement by and between Beazer Homes USA, Inc. and Lowell Ball dated as of February 3, 2006
10.16	*First Amendment to Amended and Restated Employment Agreement by and between Beazer Homes USA, Inc. and Michael T. Rand dated as of February 3, 2006
10.17	*First Amendment to Amended and Restated Employment Agreement by and between Beazer Homes USA, Inc. and John Skelton dated as of February 3, 2006
10.18	*Form of Performance Shares Award Agreement dated as of February 2, 2006
10.19	*Form of Award Agreement dated as of February 2, 2006
31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley of 2002
31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.

Date:	May 9, 2006	By:	/s/ James O’Leary
		Name:	James O’Leary
Executive Vice President and
Chief Financial Officer