Form 10-K/A
period 2005-09-30
BEAZER HOMES USA INC
filed 2006-05-25
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(Registrant’s telephone number including area code) (770) 829-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities	Exchanges on which Registered
Common Stock, $.001 par value per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s Common Stock as of May 19, 2006 was 40,380,306.

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

EXPLANATORY NOTE: This Form 10-K/A is being filed to provide additional segment reporting footnote disclosure related to our homebuilding operations. We have restated the accompanying consolidated financial statements to revise our segment disclosure for all periods presented to disaggregate our homebuilding operations into regional reporting segments. See revised disclosures in Note 15 to the Consolidated Financial Statements. Unless otherwise indicated, no information in this Form 10-K/A has been updated for any subsequent information or events from the original filing.

For the convenience of the reader, this Form 10-K/A sets forth the entire 2005 Form 10-K. However, this Form 10-K/A amends and restates only Items 1, 7, 8 and 9A of the 2005 Form 10-K, in each case solely to be responsive to certain disclosure comments, primarily relating to segment reporting, received from the Division of Corporation Finance of the Securities and Exchange Commission. The aforementioned changes to the Consolidated Financial Statements have no effect on the Company’s financial position as of September 30, 2005 and 2004 or its results of operations and cash flows for the fiscal years ended September 30, 2005, 2004 and 2003.

BEAZER HOMES USA, INC.

FORM 10-K/A

INDEX

PART I.
Item 1.	Business
Item 1A.	Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III.
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV.
Item 15.	Exhibits, Financial Statement Schedules

SIGNATURES

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

We design, sell and build primarily single-family homes in the following locations within the United States:

Region/State	Market(s) / Year Entered

West Region:
Arizona	Phoenix (1993)
California	Los Angeles County (1993), Orange County (1993), Riverside and San Bernardino Counties (1993), San Diego County (1992), Ventura County (1993), Sacramento (1993), Fresno (2005)
New Mexico	Albuquerque (2005)
Nevada	Las Vegas (1993)

Mid-Atlantic Region:
Maryland/Delaware	Baltimore (1998), Metro-Washington, D.C. (1998), Delaware (2003)
New Jersey/New York/Pennsylvania	Central and Southern New Jersey (1998), Bucks County, PA (1998), Orange County, NY (2005)
Virginia/West Virginia	Fairfax County (1998), Loudoun County (1998), Prince William County (1998), West Virginia (2004)

Florida Region:
Florida	Jacksonville (1993), Fort Myers/Naples (1996), Tampa/St. Petersburg (1996), Orlando (1997), Sarasota (2005)

Southeast Region:
Georgia	Atlanta (1985), Savannah (2005)
North Carolina	Charlotte (1987), Raleigh/Durham (1992), Greensboro (1999)
South Carolina	Charleston (1987), Columbia (1993), Myrtle Beach (2002)
Nashville, Tennessee	Nashville (1987)

Other homebuilding markets:
Colorado	Denver (2001), Colorado Springs (2003)
Indiana	Indianapolis (2002), Ft. Wayne (2002)
Kentucky	Lexington (2002)
Ohio	Columbus (2002), Cincinnati/Dayton (2002)
Memphis, TN/Mississippi	Memphis (2002), Northern Mississippi (2002)
Texas	Dallas/Ft. Worth (1995), Houston (1995)

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

In addition, we also offer homes to the ‘active adult’ market which is targeted to buyers over 55 years of age, in communities with special amenities. We offer these homes within the Economy, Value and Style categories described above.

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

•                  building lot availability and price;

•                  housing inventory;

•                  level of competition; and

•                  home sale absorption rates.

We generally seek to differentiate ourselves from our competition in a particular market with respect to customer service and product type. We maintain the flexibility to alter our product mix within a given market, depending on market conditions. In determining our product mix, we consider demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market. Although some of our Value and Style homes are priced at the upper end of the market, and we offer a selection of amenities, we generally do not build “custom homes.”  We attempt to maximize efficiency by using standardized design plans whenever possible.

The following table summarizes certain operating information regarding our markets as of and for the year ended September 30, 2005 (dollars in thousands):

State	Number of Active Subdivisions	Number of Homes Closed	Average Closing Price	Units in Backlog at Year End	Dollar Value of Backlog at Year End
Arizona/New Mexico	30	1,662	$234.1	1,348	$385,513
California	40	2,572	420.8	917	393,464
Colorado	22	544	336.3	123	43,462
Florida	34	2,236	267.6	1,259	401,309
Georgia	22	780	235.2	180	51,844
Indiana	85	1,395	142.0	951	149,990
Kentucky	6	154	158.0	94	16,823
Maryland/Delaware	24	606	372.2	480	169,788
Nevada	14	1,452	327.4	729	269,918
New Jersey/NewYork/Pennsylvania	13	477	372.7	215	87,150
North and South Carolina	79	2,536	167.5	1,359	246,313
Ohio	45	704	184.3	289	54,548
Tennessee/Mississippi	25	814	199.7	276	68,910
Texas	51	1,427	161.8	515	82,537
Virginia/West Virginia	28	787	555.7	498	300,175
Total Company	518	18,146	$271.3	9,233	$2,721,744

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

Land Acquisition and Development

Generally, the land we acquire is purchased only after necessary entitlements have been obtained so that we have the right to begin development or construction as market conditions dictate. In certain situations, we will purchase property without all necessary entitlements where we perceive an opportunity to build on such property in a manner consistent with our strategy. The term “entitlements” refers to subdivision approvals, development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give a developer the right to obtain building permits upon compliance with conditions that are usually within the developer’s control. Although entitlements are ordinarily obtained prior to the purchase of land, we are still required to obtain a variety of other governmental approvals and permits during the development process.

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

•                  proximity to local traffic corridors and amenities; and

•                  management’s judgment as to the real estate market and economic trends and our experience in a particular market.

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

The following table sets forth, by state, land controlled by us as of September 30, 2005:

	Lots Owned
	Undeveloped Lots(1)	Lots Under Development	Finished Lots	Homes Under Construction(2)	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled

Arizona/New Mexico	—	1,187	913	816	2,916	8,315	11,231
California	—	4,454	159	869	5,482	7,319	12,801
Colorado	—	541	117	246	904	1,834	2,738
Florida	353	2,929	1,283	1,159	5,724	5,611	11,335
Georgia	—	498	267	235	1,000	1,784	2,784
Indiana	1,020	4,046	2,215	725	8,006	4,246	12,252
Kentucky	—	471	37	107	615	452	1,067
Maryland/Delaware	—	1,138	294	344	1,776	4,620	6,396
Nevada	—	1,847	504	615	2,966	1,468	4,434
New Jersey/New York/ Pennsylvania	—	167	384	245	796	4,880	5,676
North and South Carolina	60	2,565	1,146	1,136	4,907	8,721	13,628
Ohio	1,628	1,073	921	340	3,962	1,828	5,790
Tennessee/Mississippi	—	1,073	132	427	1,632	2,010	3,642
Texas	670	2,983	1,840	640	6,133	1,837	7,970
Virginia/West Virginia	41	735	208	261	1,245	3,405	4,650
Total	3,772	25,707	10,420	8,165	48,064	58,330	106,394

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

We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums or “slow-growth” or “no-growth” initiatives or building permit allocation ordinances which could be implemented in the future in the states and markets in which we operate. Substantially all of our land is entitled and, therefore, the moratoriums generally would only adversely affect us if they arose from health, safety and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdictions. These fees are normally established, however, when we receive recorded final maps and building permits. We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These laws may result in delays, cause us to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas.

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

Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to local, state and federal statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations such as building permit allocation ordinances and impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Other governmental regulations, such as building moratoriums and “no growth” or “slow growth” initiatives, which may be adopted in communities which have developed rapidly, may cause delays in home projects or otherwise restrict our business activities resulting in reductions in our revenues. Any delay or refusal from government agencies to grant us necessary licenses, permits and approvals could have an adverse effect on our operations.

We may incur additional operating expenses due to compliance programs or fines, penalties and remediation costs pertaining to environmental regulations within our markets.

We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former use of the site. Environmental laws may result in delays, may cause us to implement time consuming and expensive compliance programs and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. From time to time, the United States Environmental Protection Agency (“EPA”) and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Our projects in California are especially susceptible to restrictive government regulations and environmental laws.

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

Builders’ ability to recover against any available insurance policy depends upon the continued solvency and financial strength of the insurance carrier that issued the policy. Many of the states in which we build homes have lengthy statutes of limitations applicable to claims for construction defects. To the extent that any carrier providing insurance coverage to us or our subcontractors becomes insolvent or experiences financial difficulty in the future, we may be unable to recover on those policies, and our net income may decline.

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

SEPARATE ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Executive Officers
Ian J. McCarthy	52	President, Chief Executive Officer and Director
Michael H. Furlow	55	Executive Vice President, Chief Operating Officer
James O’Leary	42	Executive Vice President, Chief Financial Officer
Kenneth J. Gary	47	Executive Vice President, General Counsel, Secretary
C. Lowell Ball	48	Senior Vice President, General Counsel – Real Estate
Cory J. Boydston	46	Senior Vice President, Treasurer
Fred Fratto	51	Senior Vice President, Human Resources
Michael T. Rand	43	Senior Vice President, Chief Accounting Officer
John Skelton	56	Senior Vice President, Forward Planning
Jonathan P. Smoke	36	Senior Vice President, Corporate Strategy and Innovation

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

C. LOWELL BALL. Mr. Ball joined us in August 2000 as Senior Vice President and currently serves as General Counsel – Real Estate. From 1992 to August 2000, Mr. Ball held senior positions with commercial real estate investment, development-operating companies, including Regent Partners, Inc., Compass Management and Leasing, Inc. and Dutch Institutional Holding Company. Prior to 1992, Mr. Ball practiced law for ten years with two major law firms. Mr. Ball graduated with honors from the University of North Carolina School of Law and received his undergraduate degree from the University of North Carolina where he was a Morehead Scholar.

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

JOHN SKELTON. Mr. Skelton served as Senior Vice President, Operations from the IPO through fiscal 1998, was appointed Senior Vice President, Financial Planning in fiscal 1999 and appointed Senior Vice President, Forward Planning in fiscal 2003. Mr. Skelton served as Vice President and Chief Financial Officer of Beazer Homes, Inc., a subsidiary of Beazer Homes, since 1985 and Vice President and Chief Financial Officer of Beazer Homes Holdings, Inc., a subsidiary of Beazer Homes, since April 1993. During the period 1977 to 1985, Mr. Skelton served as Finance Director of Leech Homes, a subsidiary of Leech PLC which was acquired by Beazer PLC in 1985. After graduating with a bachelor’s degree from Durham University in the United Kingdom, he was employed by Deloitte & Touche and is a Fellow of the Institute of Chartered Accountants in England and Wales.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company lists its common shares on the New York Stock Exchange (NYSE) under the symbol “BZH.”  On November 30, 2005, the last reported sales price of the Company’s common stock on the NYSE was $69.97. On November 30, 2005, Beazer Homes USA, Inc. had approximately 180 shareholders of record and 41,192,244 shares of common stock outstanding. The following table sets forth, for the quarters indicated, the range of high and low trading for the Company’s common stock during fiscal 2005 and 2004, as adjusted for the effect of the Company’s March 2005 three-for-one stock split.

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

The following table provides information as of September 30, 2005 with respect to our shares of common stock that may be issued under our existing equity compensation plans, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Common Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,654,751	$23.91	2,617,212

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of hares That May Yet Be Purchased Under the Plans
9/1/05 – 9/30/05	142,459	$56.80	—	—

(1) We did not repurchase any shares in the open market during fiscal 2005; however, 142,459 shares were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of $8.1 million, or approximately $57 per share.

Item 6. Selected Financial Data

Selected Financial Data

(in thousands, except per share amounts)

	Year Ended September 30,
	2005		2004		2003		2002		2001
Statement of Operations Data:
Total revenue	$4,995,353		$3,907,109		$3,177,408		$2,641,173		$1,805,177
Operating income before goodwill impairment (i)	617,153		377,935		279,155		193,174		121,027
Goodwill impairment (i)	130,235		—		—		—		—
Operating income (i)	486,918		377,935		279,155		193,174		121,027
Net income (i)	262,524		235,811		172,745		122,634		74,876
Net income per common share:
Basic (i), (ii)	6.49		5.91		4.47		3.88		3.06
Diluted (i), (ii)	5.87		5.59		4.26		3.58		2.73
Dividends paid per common share	0.33		0.13		—		—		—
Balance Sheet Data (end of year):
Cash	$297,098		$320,880		$73,372		$124,989		$41,678
Inventory	2,901,165		2,344,095		1,723,483		1,364,133		844,737
Total assets (i)	3,770,516		3,163,030		2,219,407		1,902,319		998,456
Total debt	1,321,936		1,150,972		748,738		748,572		398,405
Stockholders’ equity	1,504,688		1,232,121		993,695		799,515		351,195
Supplemental Financial Data:
Cash (used in)/provided by:
Operating activities	$(84,263)		$(73,719)		$(41,049)		$59,464		$(25,578)
Investing activities	(48,470)		(30,476)		(6,552)		(314,633)		(72,835)
Financing activities	108,951		351,703		(4,016)		338,480		140,091
EBIT (iii)	581,722		452,774		340,980		245,060		155,983
EBITDA (iii)	602,896		468,529		354,200		254,513		165,236
Interest incurred (iv)	89,678		76,035		65,295		51,171		35,825
EBIT/interest incurred	6.49	x	5.95	x	5.22	x	4.79	x	4.35	x
EBITDA/interest incurred	6.72	x	6.16	x	5.42	x	4.97	x	4.61	x
Financial Statistics (v):
Total debt as a percentage of total debt and stockholders’ equity	46.8%		48.3%		43.0%		48.4%		53.1%
Asset turnover	1.44	x	1.45	x	1.54	x	1.82	x	2.13	x
EBIT margin	11.6%		11.6%		10.7%		9.3%		8.6%
Return on average assets (pre-tax)	16.8%		16.8%		16.5%		16.9%		18.4%
Return on average capital (pre-tax)	22.3%		21.9%		20.7%		21.3%		24.5%
Return on average equity	19.2%		21.2%		19.3%		21.3%		24.1%

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

A reconciliation of EBITDA and EBIT to cash (used)/provided by operations, the most directly comparable GAAP measure, is provided below for each period presented:

	Year Ended September 30,
	2005	2004	2003	2002	2001
Net cash (used)/provided by operating activities	$(84,263)	$(73,719)	$(41,049)	$59,464	$(25,578)

Increase in inventory	566,603	410,525	328,893	152,990	153,668
Provision for income taxes	236,810	150,764	112,784	79,425	47,872
Deferred income tax benefit (provision)	54,631	22,740	(87)	6,613	7,906
Interest amortized to cost of sales	82,388	66,199	55,451	43,001	33,235
Increase in accounts payable and other liabilities	(217,412)	(120,976)	(96,224)	(71,781)	(38,721)
Change in book overdraft	—	—	—	—	(20,095)
Goodwill impairment	(130,235)	—	—	—	—
Increase (decrease) in accounts receivable and other assets	108,081	21,399	13,105	(4,348)	16,837
Earnings in joint ventures, net of income distributions	(823)	1,561	1,597	2,338	63
Loss on early extinguishment of debt	—	—	(7,570)	—	(1,202)
Tax benefit from stock transactions	(11,551)	(8,127)	(11,502)	(12,235)	(3,837)
Other	(1,333)	(1,837)	(1,198)	(954)	(4,912)
EBITDA	602,896	468,529	354,200	254,513	165,236
Less depreciation and amortization	21,174	15,755	13,220	9,453	9,253
EBIT	$581,722	$452,774	$340,980	$245,060	$155,983

(iv) All interest incurred is capitalized to inventory and subsequently amortized to cost of sales as homes are closed.

(v) Asset turnover = (total revenue divided by average total assets); EBIT margin = (EBIT divided by total revenues); Return on average assets = (EBIT divided by average total assets); Return on average capital = (EBIT divided by average total debt plus stockholders’ equity); Return on average equity = (net income divided by average stockholders’ equity).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Homebuilding. We design, sell and build single-family homes in the following geographic regions which are presented as our reportable segments. Those remaining homebuilding operations not separately reportable as segments are included in “Other”:

West	Mid-Atlantic	Florida	Southeast	Other
Arizona	Delaware	Florida	Georgia	Colorado
California	Maryland		Nashville, TN	Indiana
Nevada	New Jersey		North Carolina	Kentucky
New Mexico	New York		South Carolina	Memphis, TN
	Pennsylvania			Mississippi
	Virginia			Ohio
	West Virginia			Texas

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

Our homes are designed to appeal to homebuyers at various price points across various demographic segments, and are generally offered for sale in advance of their construction. Once a sales contract has been signed by both the homebuyer and Beazer Homes, we classify the transaction as a “new order” and include the home in “backlog.”  Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. We do not recognize revenue on homes in backlog until the sales are closed and the risk of ownership has been transferred to the buyer.

Crossmann Acquisition. In April 2002, we acquired Crossmann Communities, Inc. (“Crossmann”). We have included Crossmann’s operating results in our consolidated financial statements since April 1, 2002. The aggregate merger consideration we paid consisted of approximately 3.9 million shares (pre-split) of our common stock (valued at approximately $308.6 million) and $191.6 million in cash.

Financial Services. Recognizing the homebuyer’s desire to simplify the financing process, we originate mortgages on behalf of our customers through our subsidiary Beazer Mortgage Corporation, or Beazer Mortgage. Beazer Mortgage originates, processes and brokers mortgages to third party investors. Beginning in fiscal year 2006, Beazer Mortgage will finance certain of our mortgage lending activities under a warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights to third-party investors. We also provide title services to our homebuyers in many of our markets.

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

The following chart presents certain quarterly operating data for our last twelve fiscal quarters and is indicative of this seasonality.

New Orders (net of cancellations)

	1stQ	2ndQ	3rdQ	4thQ
2005	3,545	5,239	5,202	4,937
2004	3,304	5,032	4,869	4,276
2003	3,141	4,579	4,734	3,862

Closings

	1stQ	2ndQ	3rdQ	4thQ
2005	3,574	3,602	4,631	6,339
2004	3,608	3,684	4,061	5,098
2003	3,482	3,297	3,616	5,014

RESULTS OF OPERATIONS:

	Fiscal Year Ended September 30,
($ in thousands)	2005	2004	2003
Revenues:
Homebuilding (1)	$4,922,793	$3,824,142	$3,097,021
Land and lot sales	34,527	44,702	39,069
Financial Services	54,310	51,140	57,152
Intercompany elimination	(16,277)	(12,875)	(15,834)
Total	$4,995,353	$3,907,109	$3,177,408

Cost of home construction and land sales:
Homebuilding (1)	$3,810,123	$3,069,976	$2,515,015
Land and lot sales	29,454	42,631	34,854
Intercompany elimination	(16,277)	(12,875)	(15,834)
Total	$3,823,300	$3,099,732	$2,534,035
Gross Profit	$1,172,053	$807,377	$643,373

Selling, general and administrative (SG&A) expenses:
Homebuilding	$516,217	$397,601	$325,657
Financial Services	38,683	31,841	30,991
Total	$554,900	$429,442	$356,648

As a percentage of total revenue:

Gross Margin	23.5%	20.7%	20.2%

SG&A - homebuilding	10.3%	10.2%	10.2%
SG&A - Financial Services	0.8%	0.8%	1.0%

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

Revenues. The increase in homebuilding revenues for fiscal 2005 compared to fiscal 2004 is the result of a 10.3% increase in the number of homes closed and a 16.8% increase in the average sales price per home closed. Home closings and average sales prices increased in most of our markets. During fiscal year 2005, we benefited from improved pricing power in each of our major markets and improved product mix, as well as a strong housing market. Also, our revenue growth reflects a key component of our growth strategy, to continue to increase our market penetration through geographic diversification and price point diversification, expanding our product offerings to grow market share in existing markets.

The increase in homebuilding revenues for fiscal 2004 compared to fiscal 2003 is the result of a 6.8% increase in the number of homes closed and a 15.4% increase in the average sales price per home closed. The increases in both closings and average sales price were driven primarily by continued strong demand in most of our markets.

New Orders. New orders increased 8.2% to 18,923 units for the fiscal year ended September 30, 2005 compared to 17,481 units for the fiscal year ended September 30, 2004. The increase in new orders during fiscal 2005 compared to fiscal 2004 was driven by our Florida, Southeast and Mid-Atlantic regions and Texas and Colorado markets. New orders in our Indiana markets were negatively impacted by a soft local economy and decreased 5.6% from the prior fiscal year. Orders were down in our West region compared to a strong 2004, as community delays in Nevada and California resulted in fewer available sales opportunities during the second half of the fiscal year.

The 7.1% increase in new orders for the fiscal year ended September 30, 2004 from 16,316 units for the fiscal year ended September 30, 2003 reflected strong growth in our Florida and West regions. Orders were down in the Mid-Atlantic region compared to a strong 2003, including orders during 2003 for affordable housing units built through governmental programs. Weakness in our Indiana, Kentucky and Dallas markets resulted in decreased orders driven primarily by the soft economy in those markets. New orders also decreased in our Charlotte market as we closed out old Crossmann communities and began to reposition our product offerings.

The fundamentals that drive sales activity are numerous and varied. On a macro level, low unemployment and low mortgage interest rates each contribute to a positive general homebuilding market environment. Our ability to stay ahead of changing customer preferences and local demographic trends with our product mix and to maintain adequate product supply contributes locally to new order trends.

Backlog. The increases in unit backlog in each of the past three fiscal years from 7,426 units at September 30, 2003 to 8,456 units at September 30, 2004 and 9,233 units at September 30, 2005 reflect the favorable homebuilding environment driving new order activity, and our ability to gain market share and increase our product diversity. The average sales price of homes in backlog increased at September 30, 2005 to $294,800 from $264,400 at September 30, 2004 and $221,500 at September 30, 2003. The increase in the overall average price in backlog is due to the improved pricing power in each of our markets and the increasingly favorable shift in our product mix. The increase in product mix reflects the expansion of our product offerings in many markets to include higher priced homes. As of September 30, the aggregate sales value of homes in backlog was $2.7 billion for fiscal 2005, $2.2 billion for fiscal 2004 and $1.6 billion for fiscal 2003.

Gross Margin. Gross margin increased in fiscal 2005 as compared to fiscal 2004 as a result of a strong pricing environment and improved product mix as we continue to invest in markets with the highest impact on results and continue our execution of specific initiatives focused on maximizing profitability, such as national purchasing where our average rebate per home rose significantly. The fiscal 2005 gross margin improvement was achieved despite $55.0 million in warranty expenses associated with construction defect claims from water intrusion in Indiana compared to $43.9 million of similar expense in 2004.

Gross margin increased in fiscal 2004 as compared to fiscal 2003 as a result of a strong pricing environment driven by robust demand and constraints on supply in many of our markets, combined with the realization of cost savings arising from the execution of our profit improvement initiatives. Fiscal 2004 gross margins also benefited from a higher percentage of revenues from our West and Mid-Atlantic regions, where margins are high, relative to other markets. The fiscal 2004 margin improvement was achieved despite $43.9 million in warranty expenses associated with construction defect claims from water intrusion in Indiana.

We executed several land sales during the past three fiscal years. We realized gross profits of $5.1 million, $2.1 million and $4.2 million on these land sales in fiscal 2005, 2004 and 2003, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense (SG&A) totaled $554.9 million in fiscal 2005, $429.4 million in fiscal 2004 and $356.6 million in fiscal 2003. The increase in SG&A expense during the periods presented is primarily related to the costs associated with a number of strategic company-wide programs, an increase in sales commissions as a result of increased revenues and the cost of a larger infrastructure necessary to meet the demands related to the growth in our business. As a percentage of total revenue, SG&A expenses were 11.1% in fiscal 2005, 11.0% in fiscal 2004 and 11.2% in fiscal 2003.

Fiscal 2005 goodwill impairment charge. During fiscal year 2005, we recorded a $130.2 million non-cash, non-tax deductible goodwill impairment charge to write-off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina.

Segment Analysis ($ in thousands)

	Fiscal Year Ended September 30,
	2005	Change	2004	Change	2003
West
New orders, net	5,673	(10.3)%	6,323	32.2%	4,782
Closings	5,686	4.1	5,460	23.6	4,417
Backlog units	2,994	(0.4)	3,007	40.3	2,144
Average sales price per home closed	$342.4	21.5	$281.9	18.9	$237.1
Homebuilding revenue	$1,946,822	26.5	$1,539,439	47.0	$1,047,230
Land & lot sale revenue	$—	N/A	$14,431	N/A	$—
Gross profit	$548,505	45.9	$375,891	57.0	$239,485
Operating income	$421,968	50.2	$280,898	66.1	$169,064

Mid-Atlantic
New orders, net	2,016	33.2	1,513	(8.6)	1,655
Closings	1,870	18.1	1,583	27.9	1,238
Backlog units	1,193	13.9	1,047	(6.3)	1,117
Average sales price per home closed	$449.6	27.2	$353.5	7.6	$328.5
Homebuilding revenue	$840,714	50.2	$559,596	37.6	$406,708
Land & lot sale revenue	$7,369	N/M	$150	(67.4)	$460
Gross profit	$277,649	74.8	$158,860	50.7	$105,429
Operating income	$206,627	84.9	$111,763	57.8	$70,820

Florida
New orders, net	2,295	11.4	2,061	33.1	1,549
Closings	2,236	38.4	1,616	10.4	1,464
Backlog units	1,259	4.9	1,200	58.9	755
Average sales price per home closed	$267.6	10.8	$241.6	2.1	$236.7
Homebuilding revenue	$598,454	53.3	$390,365	12.7	$346,502
Land & lot sale revenue	$496	N/M	$15	N/M	$7,349
Gross profit	$158,229	68.1	$94,125	36.5	$68,941
Operating income	$97,263	90.3	$51,105	50.6	$33,943

	Fiscal Year Ended September 30,
	2005	Change	2004	Change	2003
Southeast
New orders, net	4,372	17.3%	3,726	(5.6)%	3,949
Closings	3,995	4.2	3,833	7.7	3,560
Backlog units	1,754	27.4	1,377	(7.2)	1,484
Average sales price per home closed	$187.5	13.4	$165.4	10.0	$150.4
Homebuilding revenue	$748,912	18.1	$634,028	18.4	$535,332
Land & lot sale revenue	$12,118	(0.7)	$12,207	310.3	$2,975
Gross profit	$131,678	12.4	$117,109	24.8	$93,850
Operating income	$49,098	6.8	$45,952	35.8	$33,845

Other homebuilding
New orders, net	4,567	18.4	3,858	(11.9)	4,381
Closings	4,359	10.1	3,959	(16.3)	4,730
Backlog units	2,033	11.4	1,825	(5.2)	1,926
Average sales price per home closed	$180.8	2.7	$176.0	8.8	$161.8
Homebuilding revenue	$787,891	12.4	$700,714	(8.0)	$761,249
Land & lot sale revenue	$14,544	(18.7)	$17,899	(36.7)	$28,285
Gross profit	$110,440	(6.0)	$117,548	(15.4)	$138,991
Operating income	$5,902	(79.9)	$29,425	(35.9)	$45,930

Financial Services
Number of mortgage originations	11,183	16.1	9,633	(5.0)	10,139
Capture rate	62%	5.1	59%	(10.6)	66%
Revenues	$54,310	6.2	$51,140	(10.5)	$57,152
Operating income	$15,627	(19.0)	$19,299	(26.2)	$26,161

West:  Homebuilding revenues increased over the past two fiscal years due to increased closings and increased average sales prices in the majority of the markets in this segment, as we benefited from improved pricing power and exceptionally high demand in each of these markets. The increases in the majority of markets from fiscal 2004 to fiscal 2005, were offset slightly by decreased closings in Northern California related to delayed community openings. Gross margins were 22.9% for fiscal 2003, 24.2% for fiscal 2004 and 28.2% for fiscal 2005. Operating margin as a percentage of total revenues for the fiscal year ended September 30, 2005 was 21.7%, compared to 18.1% for fiscal 2004 and 16.1% for fiscal 2003. The increase in gross and operating margins is primarily due to the aforementioned increase in homebuilding revenue which resulted in an extremely high leverage of fixed overhead, higher average sales prices and our specific initiatives, such as national purchasing where our average rebate per home rose significantly. In addition, fiscal 2005 margins benefited from a higher number of closings related to new communities and reduced sales incentives compared to the prior year due, respectively, to well purchased land and high demand.

Mid-Atlantic:  Increased closings and higher average sales prices due to healthy demand and continued constraints on the supply of available housing resulted in increased homebuilding revenues over the past two fiscal years. Gross and operating margins for the fiscal year ended September 30, 2005 were 32.7% and 24.4%, respectively compared to 28.4% and 20.0% for fiscal 2004 and 25.9% and 17.4% for fiscal 2003, respectively. The increase in both gross and operating margins from fiscal 2003 to fiscal 2004 and from fiscal 2004 to fiscal 2005 is primarily due to the aforementioned strong pricing environment and the related increased contribution from higher homebuilding revenues, which resulted in an extremely high leverage of fixed overhead.

Florida:  Homebuilding revenues increased over the past two fiscal years due to increased closings and increased average sales prices. Gross margins increased to 26.4% for fiscal 2005, from 24.1% for fiscal 2004 and 19.5% for fiscal 2003, as we benefited from well-purchased land positions. Operating margin for the fiscal year ended September 30, 2005 was 16.2% compared to 13.1% for fiscal 2004 and 9.6% for fiscal 2003. The increase in gross and operating margins from fiscal 2004 to fiscal 2005 is primarily due to the aforementioned increase in homebuilding revenue, which resulted in an extremely high leverage of fixed overhead, offset slightly by lower than average margins in our Tampa market due to incentive pricing offered to stimulate traffic during the opening of a new mid-rise condominium community. Fiscal 2004 margins improved over fiscal 2003 margins due to increased revenues and the impact of increasing the percentage of land owned versus optioned which resulted in lower land cost basis.

Southeast:  Homebuilding revenues increased in a majority of the markets within the Southeast over the past two fiscal years driven by increased closings and increased average sales prices in our Georgia and Nashville, Tennessee markets and increased average sales prices in our Carolina markets. Revenues and margins in Charlotte have been negatively impacted by entry level housing competition and difficulties encountered in our integration of the Crossmann communities in this market. Margins in fiscal 2004 and 2005 have been negatively impacted as we reposition our product offerings and reduce our investment in the entry-level and townhouse sectors of the Charlotte market. New product offerings in Georgia and the South Carolina markets, including our Atlantic Station community in Georgia, and an improved product mix throughout the region contributed toward the increased average sales prices. Gross and operating margins for fiscal 2005 were 17.3% and 6.5% compared to 18.1% and 7.1% for fiscal 2004, respectively. The decrease in fiscal 2005 margins related to the impact of our repositioning efforts in Charlotte and increased warranty and legal related costs in South Carolina. Fiscal 2003 gross and operating margins were 17.4% and 6.3%. The increase in margins from fiscal 2003 to fiscal 2004 related to increased revenues.

Other homebuilding:  The increase in homebuilding revenues in fiscal 2005 reflected strong revenue growth compared to a weaker market in 2004 in our Colorado, Texas and Ohio markets. This revenue growth was partially offset by continued weakness in our Indiana, Kentucky and Memphis, Tennessee markets. Gross margins for our other homebuilding markets decreased from 17.6% for fiscal 2003 to 16.4% for fiscal 2004 and 13.8% for fiscal 2005. Operating margins decreased from 5.8% for fiscal 2003 to 4.1% for fiscal 2004 and 0.7% for fiscal 2005. The decrease in fiscal 2005 when compared to fiscal 2004 was primarily due to additional warranty costs in our Kentucky market and repositioning costs including higher discounting related to the implementation of new home and subdivision designs in Indiana and Ohio. Gross margins have remained relatively flat in our Texas and Colorado markets. The decrease in margins for fiscal 2004 when compared to fiscal 2003 was primarily due to difficulties/challenges associated with transitioning and updating product designs and the related cost and lost revenue opportunities related to the implementation of new home and subdivision designs in Indiana and Ohio.

Financial Services:  Our capture rate (the percentage of mortgages we originate as a percentage of homes closed) of mortgages originated for customers of our homebuilding business, which is the most significant source of revenue in this segment,  increased in fiscal year 2005 from 2004 due primarily to our continued focus on serving our customer base. Our capture rate during fiscal 2004 decreased from 2003 due primarily to increased competition for new purchase mortgages driven by a slowdown in the refinance market. Our capture rate is based on total closings. All costs related to Financial Services are included in SG&A. Operating income for Financial Services decreased over the past two years due primarily to higher price concessions and incentives offered in response to competitive pressures in the refinancing market.

Corporate and unallocated:  Corporate and unallocated costs totaled $309.6 million for fiscal 2005, $160.5 million for fiscal 2004 and $100.6 million for fiscal 2003. Fiscal 2005 costs include $130.2 million for the aforementioned goodwill impairment charge and $55.0 million related to the warranty expenses associated with construction defect claims from water intrusion in Indiana. Fiscal 2004 and fiscal 2003 included $43.9 million and $15.5 million, respectively, of warranty expenses associated with water intrusion related claims in Indiana. Excluding the goodwill impairment and these warranty expenses, corporate costs as a percentage of total revenues were 2.5% for fiscal 2005, 3.0% for fiscal 2004 and 2.7% for fiscal 2003.

Income Taxes. Our effective tax rate was 47.4% for fiscal year 2005, 39.0% for fiscal year 2004 and 39.5% for fiscal year 2003. The effective tax rate for 2005 was impacted by the $130.2 million non-cash, non-tax deductible goodwill impairment charge discussed above. The following table reconciles our effective tax rate reported in accordance with GAAP and our adjusted effective tax rate without this goodwill impairment charge:

	Fiscal Year Ended September 30,
	2005	2004	2003
Effective tax rate	47.4%	39.0%	39.5%
Impact of non-cash, non-deductible goodwill impairment	(9.8)%	—	—
Adjusted effective tax rate	37.61%	39.0%	39.5%

The adjusted effective tax rate presented above is a non-GAAP financial measure. Management believes that this non-GAAP measure is useful to both management and investors in the analysis of the Company’s financial performance when comparing it to prior periods and that it provides investors with an important perspective on the current underlying effective tax rate of the business by isolating the impact of the non-cash, non-tax deductible goodwill impairment charge. The decrease in adjusted effective tax rate between years is primarily due to changes in income concentrations in the various states, the timing of certain state tax initiatives and a $4.0 million favorable tax adjustment recorded in fiscal year 2005. The principal difference between our effective rate and the U.S. federal statutory rate is due to state income taxes incurred.

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

Financial Condition and Liquidity. Our sources of cash liquidity include, but are not limited to, cash from operations, amounts available under credit facilities, proceeds from senior notes and other bank borrowings, the issuance of equity securities and other external sources of funds. Our short-term and long-term liquidity depend primarily upon our level of net income, working capital management (accounts receivable, accounts payable and other liabilities) and bank borrowings. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures and working capital requirements, scheduled debt and dividend payments, and interest and tax obligations for the next twelve months. However, any material variance of our operating results or land acquisitions from our projections or investments in or acquisitions of businesses could require us to obtain additional equity or debt financing. We plan to use cash generated to invest in growing the business, to fund land acquisitions and operations, pay dividends and to repurchase our common stock. We have targeted using $200-$250 million for repurchases of our common stock in fiscal 2006, subject to market conditions and other factors. We will fund this share repurchase program (discussed further below) by limiting or curtailing operations in underperforming markets, reinvesting in higher margin markets and accelerating cash generation through increased profitability.

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

At September 30, 2005 we had the following long-term debt (in thousands):

Debt	Due	Amount
4 5/8% Convertible Senior Notes	June 2024	$180,000
6 7/8% Senior Notes	July 2015	350,000
6 1/2% Senior Notes	November 2013	200,000
8 3/8% Senior Notes	April 2012	350,000
8 5/8% Senior Notes	May 2011	200,000
Other Notes Payable	Various Dates	46,054
Unamortized discount		(4,118)
Total		$1,321,936

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

In June 2005, the Company issued $300 million aggregate principal amount of 6 7/8% Senior Notes due July 2015 (the “6 7/8% Senior Notes”). The 6 7/8% Senior Notes were issued at a price of 99.096% of their face amount (before underwriting and other issuance costs). In July 2005, the Company issued an additional $50 million aggregate principal amount of the 6 7/8% Senior Notes. The additional $50 million of 6 7/8% Senior Notes was issued at a price of 99.976% of their face amount (before underwriting and other issuance costs) and accrue interest from June 8, 2005 (the date of the original issuance of the 6 7/8% Senior Notes). Interest on the 6 7/8% Senior Notes is payable semiannually. Beazer Homes may, at the Company’s option, redeem the 6 7/8% Senior Notes in whole or in part at any time after July 2008 under certain conditions at specified redemption prices.

In June 2004, we issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”). In August 2004 we filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) covering resales of the Convertible Senior Notes and the common stock issuable upon conversion. The Convertible Senior Notes were issued at a price of 100% of their face amount (before underwriting and other issuance costs). Interest on the Convertible Senior Notes is payable semiannually beginning December 2004. The notes are convertible by holders into shares of our common stock at an initial conversion rate of 19.44 (post split) shares of Beazer Homes common stock per $1,000 principal amount (subject to adjustment for customary reasons), representing an initial conversion price of $51.44 per share (post split) of common stock, under the certain circumstances. We may, at our option, redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009 at certain specified redemption prices. Holders have the right to require us to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019 or if we undergo a fundamental change, as defined.

During fiscal 2003, we retired our $100 million 8 7/8% Senior Notes due in 2008 (the “8 7/8% Senior Notes”). The 8 7/8% Senior Notes were redeemed at 104.438% of the principal amount, plus accrued interest. As a result of the redemption of the 8 7/8% Senior Notes, we recorded a pre-tax charge of $7.6 million, which includes the write off of previously capitalized fees.

The Convertible Senior Notes, the 6 7/8% Senior Notes, the 6 1/2 % Senior Notes, the 8 3/8% Senior Notes and the 8 5/8% Senior Notes (collectively the “Senior Notes”) were all issued in public offering or private placements pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended. The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Excluding the 8 3/8% Senior Notes issued in September 2002 which were used partially to fund the cash portion of the Crossmann acquisition and to repay Crossmann’s outstanding net indebtedness, the Senior Notes were generally used to pay off borrowings under existing credit facilities, fund land acquisitions and for general corporate purposes. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and our obligations under the Credit Facility, and are jointly and severally liable for obligations under the Senior Notes and the Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes. Neither the Credit Facility nor the Senior Notes restrict distributions to Beazer Homes by its subsidiaries. At September 30, 2005 we were in compliance with all covenants related to the Credit Facility and Senior Notes. At September 30, 2005, under the most restrictive covenants of each indenture governing Senior Notes, approximately $359 million of our retained earnings were available for cash dividends and for share repurchases. See Note 8 to the Consolidated Financial Statements for additional information regarding the Senior Notes.

Beazer Mortgage provides mortgage origination services only, and generally does not retain or service the mortgages that it originates.  Through September 30, 2005, these mortgages were generally funded by one of a network of mortgage lenders.  Beginning in the second quarter of fiscal 2006, Beazer Mortgage finances certain of our mortgage lending activities with borrowings under a warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors.   This warehouse line was effective in January 2006. In addition, we provide title services to our homebuyers in many of our markets.

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

We have historically funded the exercise of land options through a combination of operating cash flows and borrowings under our credit facilities. We expect these sources to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our land options will have a material adverse effect on our liquidity.

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

Our joint ventures typically obtain secured acquisition, development and construction financing. At September 30, 2005, our unconsolidated joint ventures had borrowings outstanding totaling $598.4 million. In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At September 30, 2005, we had repayment guarantees of $10.4 million and loan-to-value maintenance guarantees of $84.6 million of debt of unconsolidated joint ventures (see Note 3 to the Consolidated Financial Statements).

The following summarizes our aggregate contractual commitments at September 30, 2005:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior Notes and other notes payable	$1,326,054	$1,705	$—	$44,349	$1,280,000
Interest commitments under Senior Notes and other notes payable (1)	801,428	95,438	191,035	188,590	326,365
Operating leases	57,205	13,617	22,158	13,224	8,206
Purchase obligations (2)	10,450	5,591	3,523	1,336	—
Total	$2,195,137	$116,351	$216,716	$247,499	$1,614,571

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

Outlook. The current sales environment in many markets is more difficult than previously anticipated. In addition, as we proactively optimize our capital base and are exiting those markets and selling certain land positions returning less than our overall cost of capital, we do incur some incremental period costs. As such, as of April 27, 2006 we broadened our range for fiscal 2006 diluted earnings per share to $10.00 - $10.50 per share to explicitly address these factors. This represents growth over adjusted 2005 earnings per share of $8.72 or 15-20%. This outlook assumes no further deterioration in new order trends during the remaining spring and summer months of fiscal 2006.

We remain committed to our stated goal of enhancing margins and profitability by executing our Profitable Growth Strategy. As part of this strategy, we will continue to reallocate capital to those investments which will yield the highest returns, and return capital to our stockholders through our share repurchase program while maintaining a sound financial position.

Disclosure Regarding Forward-Looking Statements. This annual report on Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs concerning future events, and it is possible that the results described in this annual report will not be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this annual report. Except as may be required under applicable law, we do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this annual report in the sections captioned “Outlook” and “Financial Condition and Liquidity.”  Additional information about factors that could lead to material changes in performance is contained Item 1. Business – Risk Factors. Such factors may include:

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

The estimated fair value of our fixed rate debt at September 30, 2005 was $1,310.6 million, compared to a carrying value of $1,275.9 million, due primarily to the impact of our increased stock price on the fair value of our 4 5/8% Convertible Senior Notes. In addition, the effect of a hypothetical one-percentage point decrease in interest rates would increase the estimated fair value of the fixed rate debt instruments from $1,310.6 million to $1,408.0 million at September 30, 2005.

Item 8. Financial Statements and Supplementary Data

Beazer Homes USA, Inc.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended September 30,
	2005	2004	2003

Total revenue	$4,995,353	$3,907,109	$3,177,408

Costs and expenses:
Home construction and land sales	3,823,300	3,099,732	2,534,035
Selling, general and administrative	554,900	429,442	356,648
Goodwill impairment	130,235	—	—
Expenses related to retirement of debt	—	—	7,570
Operating income	486,918	377,935	279,155
Equity in earnings of unconsolidated joint ventures	5,021	1,561	1,597
Other income, net	7,395	7,079	4,777
Income before income taxes	499,334	386,575	285,529
Provision for income taxes	236,810	150,764	112,784
Net income	$262,524	$235,811	$172,745

Weighted average number of shares:
Basic	40,468	39,879	38,658
Diluted	45,634	42,485	40,541

Earnings per share:
Basic	$6.49	$5.91	$4.47
Diluted	$5.87	$5.59	$4.26

Cash dividends per share	$0.33	$0.13	$—

See Notes to Consolidated Financial Statements

Beazer Homes USA, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,
	2005	2004
ASSETS
Cash and cash equivalents	$297,098	$320,880
Accounts receivable	161,880	70,574
Inventory
Owned inventory	2,671,082	2,089,330
Consolidated inventory not owned	230,083	254,765
Total Inventory	2,901,165	2,344,095
Investments in and advances to unconsolidated joint ventures	78,571	44,748
Deferred tax assets	101,329	47,052
Property, plant and equipment, net	28,367	24,671
Goodwill	121,368	251,603
Other assets	80,738	59,407
Total Assets	$3,770,516	$3,163,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$141,623	$123,287
Other liabilities	636,106	437,608
Obligations related to consolidated inventory not owned	166,163	219,042
Term Loan	—	200,000
Senior Notes (net of discounts of $4,118 and $1,095, respectively)	1,275,882	928,905
Other notes payable	46,054	22,067
Total Liabilities	2,265,828	1,930,909
Stockholders’ Equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 and $.01 per share, 80,000,000 and 30,000,000 (pre-split) shares authorized, 41,844,414 and 53,605,047 issued, 41,701,955 and 41,191,419 outstanding)	42	54
Paid in capital	534,523	593,874
Retained earnings	990,341	741,701
Treasury stock, at cost (142,459 and 12,413,628 shares)	(8,092)	(88,150)
Unearned compensation	(12,126)	(14,748)
Accumulated other comprehensive loss	—	(610)
Total Stockholders’ Equity	1,504,688	1,232,121

Total Liabilities and Stockholders’ Equity	$3,770,516	$3,163,030

See Notes to Consolidated Financial Statements

Beazer Homes USA, Inc.

Consolidated Statement of Stockholders’ Equity

($ in thousands)

							Accumulated
							Other
	Preferred	Common	Paid in	Retained	Treasury	Unearned	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Compensation	Loss	Total
Balance, September 30, 2002	$—	$50	$535,577	$338,604	$(63,679)	$(6,260)	$(4,777)	$799,515
Comprehensive income:
Net income	—	—	—	172,745	—	—	—	172,745
Unrealized gain on interest rate swaps, net of tax of $871	—	—	—	—	—	—	1,334	1,334
Total comprehensive income								174,079
Amortization of unearned compensation	—	—	—	—	—	3,984	—	3,984
Exercises of stock options (1,387,518 shares)	—	2	9,803	—	—	—	—	9,805
Issuance of bonus stock (291,693 shares)	—	—	1,735	—	—	—	—	1,735
Tax benefit from stock transactions	—	—	11,502	—	—	—	—	11,502
Issuance of restricted stock (646,926 shares)	—	1	13,281	—	—	(13,282)	—	—
Purchase of treasury stock (384,000 shares)	—	—	—	—	(6,925)	—	—	(6,925)
Other	—	—	294	—	—	(294)	—	—
Balance, September 30, 2003	—	53	572,192	511,349	(70,604)	(15,852)	(3,443)	993,695
Comprehensive income:
Net income	—	—	—	235,811	—	—	—	235,811
Unrealized gain on interest rate swaps, net of tax of $1,849	—	—	—	—	—	—	2,833	2,833
Total comprehensive income								238,644
Dividends paid	—	—	—	(5,459)	—	—	—	(5,459)
Amortization of unearned compensation	—	—	—	—	—	7,381	—	7,381
Change in fair value of unearned compensation	—	—	753	—	—	(753)	—	—
Exercises of stock options (778,401 shares)	—	1	5,361	—	—	—	—	5,362
Tax benefit from stock transactions	—	—	8,127	—	—	—	—	8,127
Issuance of bonus stock (204,411 shares)	—	—	1,917	—	—	—	—	1,917
Issuance of restricted stock (119,079 shares)	—	—	4,736	—	—	(4,736)	—	—
Purchase of treasury stock (539,400 shares)	—	—	—	—	(17,546)	—	—	(17,546)
Other	—	—	788	—	—	(788)	—	—
Balance, September 30, 2004	—	54	593,874	741,701	(88,150)	(14,748)	(610)	1,232,121
Comprehensive income:
Net income	—	—	—	262,524	—	—	—	262,524
Unrealized gain on interest rate swaps, net of tax of $354	—	—	—	—	—	—	610	610
Total comprehensive income								263,134
Dividends paid	—	—	—	(13,884)	—	—	—	(13,884)
Amortization of unearned compensation	—	—	—	—	—	11,945	—	11,945
Change in fair value of unearned compensation, net of forfeitures (17,719 shares)	—	—	2,432	—	—	(2,432)	—	—
Exercises of stock options (412,125 shares)	—	—	5,631	—	—	244	—	—
Tax benefit from stock transactions	—	—	11,551	—	—	—	—	11,551
Issuance of bonus stock (109,937 shares)	—	—	2,034	—	—	4	—	2,038
Issuance of restricted stock, net of forfeitures (137,957 shares)	—	—	5,823	—	—	(5,823)	—	—
Use of treasury stock for stock dividend (12,413,628 shares)	—	(12)	(88,138)	—	88,150	—	—	—
Common stock redeemed (142,459 shares)	—	—	—	—	(8,092)	—	—	(8,092)
Other	—	—	1,316	—	—	(1,316)	—	—
Balance, September 30, 2005	$—	$42	$534,523	$990,341	$(8,092)	$(12,126)	$—	$1,504,688

See Notes to Consolidated Financial Statements

Beazer Homes USA, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net income	$262,524	$235,811	$172,745
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	9,229	8,374	9,236
Amortization of unearned compensation	11,945	7,381	3,984
Expenses related to retirement of debt	—	—	7,570
Goodwill impairment charge	130,235	—	—
Deferred income tax (benefit) provision	(54,631)	(22,740)	87
Tax benefit from stock transactions	11,551	8,127	11,502
Equity in earnings of unconsolidated joint ventures	(5,021)	(1,561)	(1,597)
Cash distributions of income from unconsolidated joint ventures	5,844	—	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(91,306)	(4,571)	(11,674)
Increase in inventory	(566,603)	(410,525)	(328,893)
Increase in other assets	(16,775)	(16,828)	(1,431)
Increase/(decrease) in trade accounts payable	18,336	(2,234)	16,967
Increase in other liabilities	199,076	123,210	79,257
Other changes	1,333	1,837	1,198
Net cash used by operating activities	(84,263)	(73,719)	(41,049)
Cash flows from investing activities:
Capital expenditures	(13,448)	(10,271)	(9,325)
Investments in unconsolidated joint ventures	(40,619)	(25,844)	(4,941)
Distributions from and proceeds from sale of unconsolidated joint ventures	5,597	5,639	7,714
Net cash used by investing activities	(48,470)	(30,476)	(6,552)
Cash flows from financing activities:
Proceeds from Term Loan	—	200,000	200,000
Repayment of Term Loan	(200,000)	(200,000)	(100,000)
Borrowings under credit facilities	439,700	—	114,100
Repayment of credit facilities	(439,700)	—	(114,100)
Repayment of other notes payable	(16,776)	—	—
Redemption of Senior Notes	—	—	(104,438)
Proceeds from issuance of Senior Notes	346,786	380,000	—
Debt issuance costs	(4,958)	(10,654)	(2,458)
Proceeds from stock option exercises	5,875	5,362	9,805
Common stock redeemed	(8,092)	—	—
Treasury stock purchases	—	(17,546)	(6,925)
Dividends paid	(13,884)	(5,459)	—
Net cash provided/(used) by financing activities	108,951	351,703	(4,016)
(Decrease)/increase in cash and cash equivalents	(23,782)	247,508	(51,617)
Cash and cash equivalents at beginning of year	320,880	73,372	124,989
Cash and cash equivalents at end of year	$297,098	$320,880	$73,372

Supplemental cash flow information:
Interest paid	$79,088	$65,237	$67,580
Income taxes paid	$233,965	$170,475	$77,904
Supplemental disclosure of non-cash activity:
Consolidated inventory not owned	$—	$188,585	$30,457
Land acquired through issuance of notes payable	$40,608	$21,502	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Organization. Beazer Homes USA, Inc. is one of the ten largest homebuilders in the United States, based on number of homes closed. We design, sell and build primarily single-family homes in over 45 markets located in Arizona, California, Colorado, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Mississippi, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia. We also provide mortgage origination services for our homebuyers through Beazer Mortgage Corporation, or Beazer Mortgage. Beginning in fiscal year 2006, Beazer Mortgage will finance our mortgage lending activities with borrowings under a warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors.  In addition, we provide title services to our homebuyers in many of our markets.

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

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Depreciation is computed on a straight-line basis at rates based on estimated useful lives as follows:

Buildings	15 – 30 years
Machinery and equipment	3 – 10 years
Information systems	5 years
Furniture and fixtures	3 – 7 years
Leasehold improvements	Lesser of the lease term or the estimated useful life of the asset

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

Earnings Per Share (“EPS”) and Stock Split. The computation of basic earnings per common share is determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS additionally gives effect (when dilutive) to stock options, other stock based awards and other potentially dilutive securities. In October 2004, the Emerging Issues Task Force (“EITF”) of the FASB ratified the consensus on EITF Issue No. 04-8: The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”). EITF 04-8 requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Co’s”) be included in diluted EPS computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price. Prior to EITF 04-8, shares issuable upon conversion of Co-Co’s were generally excluded from diluted EPS computations until the issuer’s stock price exceeded the contingent conversion price. EITF 04-8, which applies to our 4 5/8% Convertible Senior Notes issued in

June 2004, was effective beginning with the first fiscal quarter of our 2005 fiscal year.

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

All share and per share information including earnings per share calculations for all periods presented have been restated to give retroactive application to the three-for-one stock split and for the inclusion of shares issuable upon conversion of our Co-Co’s in accordance with EITF 04-8, as applicable.

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

The following table illustrates the effect (in thousands, except per share amounts) on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148 Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation:

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

(3) Investments in and Advances to Unconsolidated Joint Ventures

The Company participates in a number of land development joint ventures in which Beazer Homes has less than a controlling interest. The Company’s joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. Beazer Homes accounts for its interest in these joint ventures under the equity method. The Company recognizes its share of profits from the sale of lots to other buyers. Beazer Homes’ share of profits from lots purchased from the joint venture are deferred and treated as a reduction of the cost of the land purchased from the joint venture. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer. The Company’s joint ventures typically obtain secured acquisition and development financing.

At September 30, 2005, our unconsolidated joint ventures had borrowings outstanding totaling $598.4 million. In some instances, Beazer Homes and its joint venture partners have provided varying levels of guarantees of debt of the Company’s unconsolidated joint ventures. At September 30, 2005, the Company had a repayment guarantee of $10.4 million related to our portion of debt of one of our unconsolidated joint ventures and loan-to-value maintenance guarantees of $84.6 million related to certain of our unconsolidated joint ventures. The repayment guarantee requires the repayment of Beazer Homes’ share of debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowings. The loan-to-value maintenance guarantees only apply if the borrowings of the unconsolidated joint venture exceed a specified percentage of the value of the collateral (generally land and improvements) securing the borrowings. The Company has not recorded a liability for the non-contingent aspect of these guarantees as such amounts are not material. In assessing the need to record a liability for the contingent aspect of these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees and the financial condition of the applicable unconsolidated joint ventures. In addition, the Company monitors the fair value of the collateral of these unconsolidated joint ventures to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. To date, Beazer has not incurred any obligations related to repayment or loan-to-value maintenance guarantees. Based on these considerations, the Company has determined that it is remote that it will have to perform under the contingent aspects of these guarantees and, as a result, has not recorded a liability for the contingent aspects of these guarantees. To the extent the recording of a liability related to such guarantees would be required, the recognition of such liability would result in an increase to the carrying value of the Company’s investment in the associated joint venture.

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

Inventory located in California, the state with our largest concentration of inventory, was $536.7 million and $400.6 million at September 30, 2005 and 2004, respectively.

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

 (5) Interest

Information regarding interest (in thousands) is as follows:

	Year Ended September 30,
	2005	2004	2003
Capitalized interest in inventory, beginning of year	$44,121	$34,285	$24,441
Interest incurred and capitalized	89,678	76,035	65,295
Capitalized interest amortized to cost of sales	(82,388)	(66,199)	(55,451)
Capitalized interest in inventory, end of year	$51,411	$44,121	$34,285

(6) Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	September 30,
	2005	2004
Land and buildings	$5,502	$5,464
Leasehold improvements	8,157	7,100
Machinery and equipment	25,708	20,459
Information systems	19,441	17,226
Furniture and fixtures	13,884	13,307
	72,692	63,556
Less: Accumulated depreciation.	(44,325)	(38,885)
Property, plant and equipment, net	$28,367	$24,671

(7) Credit Facility

In August 2005 we entered into a new $750 million (expandable up to $1 billion), four-year unsecured revolving credit facility (the “Credit Facility”) with a group of banks that matures in August 2009. The Credit Facility replaced our former $550 million bank credit facility and $200 million Term Loan. The Credit Facility includes a $50 million swing line commitment and has a $350 million sublimit for the issuance of standby letters of credit. Substantially all of the Company’s significant subsidiaries are guarantors of the obligations under the Credit Facility (see Note 16). The Credit Facility contains various operating and financial covenants. The Company has the option to elect two types of loans under the Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both as defined in the Credit Facility).

Available borrowings under the Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots and accounts receivable. At September 30, 2005, we had no borrowings outstanding, and had available borrowings of $530.1 million under the Credit Facility.

(8) Long-Term Debt

In June 2005, the Company issued $300 million aggregate principal amount of 6 7/8% Senior Notes due July 2015 (the “6 7/8% Senior Notes”). The 6 7/8% Senior Notes were issued at a price of 99.096% of their face amount (before underwriting and other issuance costs). In July 2005, the Company issued an additional $50 million aggregate principal amount of the 6 7/8% Senior Notes. The additional $50 million of 6 7/8% Senior Notes was issued at a price of 99.976% of their face amount (before underwriting and other issuance costs) and accrue interest from June 8, 2005 (the date of the original issuance of the 6 7/8% Senior Notes). Interest on the 6 7/8% Senior Notes is payable semiannually. Beazer Homes may, at the Company’s option, redeem the 6 7/8% Senior Notes in whole or in part at any time after July 2008, under certain conditions and at specific redemption prices.

In June 2004, we issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”). In August 2004 we filed a registration statement on Form S-3 with the SEC covering resales of the Convertible Senior Notes and the common stock issuable upon conversion. The Convertible Senior Notes were issued at a price of 100% of their face amount (before underwriting and other issuance costs). Interest on the Convertible Senior Notes is payable semiannually beginning December 2004. The notes are convertible by holders into shares of our common stock at an initial conversion rate of 19.44 shares of Beazer Homes common stock per $1,000 principal amount (subject to adjustment for customary reasons), representing an initial conversion price of $51.44 per share of common stock, under certain circumstances. We may, at our option, redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009 at specified redemption prices. Holders have the right to require us to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019 or if we undergo a fundamental change, as defined. In each case, we will pay a purchase price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest, including contingent interest, if any, and any additional amounts owed, if any, to such purchase date.

In May 2004, we completed an offer to exchange all of the $200 million 6 1/2% Senior Notes issued November 2003 for an equal amount of 6 1/2% Senior Notes due November 2013 (the “6 1/2% Senior Notes”), which were registered under the Securities Act of 1933. These notes were initially sold at a price of 100% of their face amount (before underwriting and other issuance costs). Interest on the 6 1/2% Senior Notes is payable semiannually. We may, at our option, redeem the 6 1/2% Senior Notes in whole or in part at any time under certain conditions and at specified redemption prices.

In September 2002, we completed an offer to exchange all of the outstanding $350 million 8 3/8% Senior Notes issued April 2002 for an equal amount of 8 3/8% Senior Notes due 2012 (the “8 3/8% Senior Notes”), which were registered under the Securities Act of 1933. These notes were initially sold at a price of 100% of their face amount (before underwriting and other issuance costs). Interest on the 8 3/8% Senior Notes is payable semiannually. We may, at our option, redeem the 8 3/8% Senior Notes in whole or in part at any time under certain conditions and at specified redemption prices.

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

Unless otherwise stated, the 6 7/8% Senior Notes, the Convertible Senior Notes, the 6 1/2% Senior Notes, the 8 3/8% Senior Notes and the 8 5/8% Senior Notes (collectively the “Senior Notes”) were issued in private placements pursuant to Rule 144A and Regulation S promulgated under the Securities Act of 1933, as amended. The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and our obligations under the Credit Facility, and are jointly and severally liable for obligations under the Senior Notes, and the Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

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

As of September 30, 2005, future maturities of long-term debt are as follows (in thousands):

Year Ending September 30,
2006	$1,705
2007	—
2008	—
2009	11,710
2010	32,639
Thereafter	1,280,000
Total	$1,326,054

(9) Income Taxes

The provision for income taxes consists of (in thousands):

	Year Ended September 30,
	2005	2004	2003
Current:
Federal	$254,765	$153,228	$106,871
State	31,682	22,427	16,261
Deferred	(49,637)	(24,891)	(10,348)
Total	$236,810	$150,764	$112,784

The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Income tax computed at statutory rate	$174,767	$135,298	$99,935
State income taxes, net of federal benefit	15,904	16,226	12,764
Impairment of non-deductible goodwill	45,582	—	—
Other	557	(760)	85
Total	$236,810	$150,764	$112,784

Deferred tax assets and liabilities are composed of the following (in thousands):

	September 30,
	2005	2004
Deferred tax assets:
Warranty and other reserves	$82,328	$40,900
Incentive compensation	14,725	7,377
Property, equipment and other assets	2,227	2,275
Interest rate swaps	—	354
State loss carryforward	3,639	—
Other	3,570	2,004
Total deferred tax assets	106,489	52,910

Deferred tax liabilities:
Inventory adjustments	(3,745)	(5,416)
Other	(1,415)	(442)
Total deferred tax liabilities	(5,160)	(5,858)

Net deferred tax assets	$101,329	$47,052

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

(11) Stockholders’ Equity

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

(12) Earnings Per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended September 30,
	2005	2004	2003
Basic:
Net income	$262,524	$235,811	$172,745
Weighted average number of common shares outstanding	40,468	39,879	38,658

Basic earnings per share	$6.49	$5.91	$4.47

Diluted:
Net income	$262,524	$235,811	$172,745
Interest on convertible debt – net of taxes	5,325	1,616	—
Net income applicable to common stockholders	$267,849	$237,427	$172,745

Weighted average number of common shares outstanding	40,468	39,879	38,658
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	3,499	1,083	—
Options to acquire common stock	621	729	1,126
Restricted stock units	1,046	794	757
Diluted weighted average number of common shares outstanding	45,634	42,485	40,541

Diluted earnings per share	$5.87	$5.59	$4.26

Options to purchase 411,978 shares of common stock were not included in the computation of diluted earnings per share for the year ended September 30, 2003, because the options’ exercise price was greater than the average market price of the common shares during that year.

(13) Retirement Plan and Incentive Awards

401(k) Retirement Plan. We sponsor a 401(k) Plan (the “Plan”). Substantially all employees are eligible for participation in the Plan after completing one calendar month of service with us. Participants may defer and contribute to the Plan from 1% to 80% of their salary with certain limitations on highly compensated individuals. We match 50% of the first 6% of the participant’s contributions. The participant’s contributions vest 100% immediately, while our contributions vest over five years. Our total contributions for the years ended September 30, 2005, 2004 and 2003 were approximately $3,261,000, $2,764,000 and $2,022,000, respectively.

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

Stock Option Awards. Information regarding activity under our stock option plans is summarized as follows:

Year Ended September 30,	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,821,804	$19.59	2,378,145	$13.83	3,212,640	$9.46
Granted	289,250	38.54	310,164	32.91	643,731	20.74
Exercised	(412,125)	14.26	(778,401)	6.89	(1,387,518)	7.23
Forfeited	(44,178)	32.05	(88,104)	23.07	(90,708)	15.80

Options outstanding at end of year	1,654,751	23.91	1,821,804	19.59	2,378,145	13.83

Options exercisable at end of year	577,050	$15.45	598,860	$7.25	1,365,261	$6.90

The following table summarizes information about stock options outstanding and exercisable at September 30, 2005:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6 - $9	338,757	4.43	$7.44	338,757	$7.44
$18 - $21	520,641	7.10	20.72	—	—
$24 - $29	238,293	6.56	26.83	238,293	26.83
$30 - $39	552,060	5.32	35.39	—	—
$65 - $66	5,000	6.83	65.55	—	—
	1,654,751			577,050

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

	Year Ended September 30,
	2005	2004	2003
Restricted shares, beginning of year	1,004,016	878,859	265,011
Shares awarded	146,066	143,844	646,926
Shares forfeited	(25,828)	(18,687)	(6,078)
Shares vested	(675,987)	—	(27,000)
Restricted shares, end of year	448,267	1,004,016	878,859

Weighted average price of shares awarded	$40.33	$32.92	$18.85

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

(15)  Segment Information (As Restated)

As defined in SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”, we have 31 homebuilding operating segments operating in 22 states and one financial services segment. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues in our financial services segment are derived primarily from mortgage originations provided predominantly to customers of our homebuilding operations. Historically, the Company has reported its homebuilding operations in one reportable segment. Subsequent to the issuance of our consolidated financial statements for the year ended September 30, 2005, we have concluded that we should revise our segment disclosure for all periods presented by aggregating our homebuilding segments into four reportable segments, described below, for our homebuilding operations and one reportable segment for our financial services operations. The Company has restated the accompanying consolidated financial statements to revise its segment disclosures for all periods presented. The segments reported have been determined to have similar economic characteristics including similar historical and expected future operating performance, employment trends, land acquisition and land constraints, and municipality behavior and meet the other aggregation criteria in SFAS 131. The reportable homebuilding segments, and all other homebuilding operations not required to be reported separately, include operations conducting business in the following states:

West:  Arizona, California, Nevada and New Mexico

Mid-Atlantic:  Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia and West Virginia

Florida

Southeast:  Georgia, North Carolina, South Carolina and Nashville, Tennessee

Other Homebuilding:  Colorado, Indiana, Kentucky, Mississippi, Ohio, Texas and Memphis, Tennessee

Management’s evaluation of segment performance is based on segment operating income, which for our homebuilding segments is defined as homebuilding and land sale revenues less home construction, land development and land sales expense and certain selling, general and administrative expenses which are incurred by or allocated to our homebuilding segments. Segment operating income for our Financial Services segment is defined as revenues less costs associated with our mortgage operations and certain selling, general and administrative expenses incurred by or allocated to the Financial Services segment. The accounting policies of our segments are those described in the notes to the consolidated financial statements in Note 1 herein. The following information is in thousands:

	Year Ended September 30,
	2005	2004	2003
Revenue
West	$1,946,822	$1,553,870	$1,047,230
Mid-Atlantic	848,083	559,746	407,168
Florida	598,950	390,380	353,851
Southeast	761,030	646,235	538,307
Other homebuilding	802,435	718,613	789,534
Financial Services	54,310	51,140	57,152
Intercompany elimination	(16,277)	(12,875)	(15,834)
Consolidated total	$4,995,353	$3,907,109	$3,177,408

Operating income
West	$421,968	$280,898	$169,064
Mid-Atlantic	206,627	111,763	70,820
Florida	97,263	51,105	33,943
Southeast	49,098	45,952	33,845
Other homebuilding	5,902	29,425	45,930
Financial Services	15,627	19,299	26,161
Segment operating income	796,485	538,442	379,763
Corporate and unallocated (a)	(309,567)	(160,507)	(100,608)
Total operating income	486,918	377,935	279,155
Equity in earnings of unconsolidated joint ventures	5,021	1,561	1,597
Other income, net	7,395	7,079	4,777
Income before income taxes	$499,334	$386,575	$285,529

	September 30,
	2005	2004
Assets
West	$992,959	$764,491
Mid-Atlantic	520,787	309,523
Florida	308,102	211,918
Southeast	376,417	293,503
Other homebuilding	626,032	656,965
Financial Services	92,730	75,640
Corporate and unallocated (b)	853,489	850,990
Consolidated total	$3,770,516	$3,163,030

(a)          Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. Fiscal 2005, 2004 and 2003 include $55.0 million $43.9 million and $15.5 million, respectively, of legal and remediation costs related to the Trinity class action litigation settlement (see Note 8). Fiscal 2005 also includes a $130.2 million non-cash, non-tax deductible goodwill impairment charge to write-off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina.

(b)         Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, and capitalized interest and other corporate items that are not allocated to the segments.

(16)  Supplemental Guarantor Information

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

Beazer Homes USA, Inc.

Consolidating Balance Sheet

September 30, 2005

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.(a)	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$386,423	$(90,238)	$230	$683	$—	$297,098
Accounts receivable	—	157,523	2,775	1,582	—	161,880
Owned inventory	—	2,663,792	—	—	7,290	2,671,082
Consolidated inventory not owned	—	230,083	—	—	—	230,083
Investment in and advances to unconsolidated joint ventures	—	78,571	—	—	—	78,571
Deferred tax assets	101,329	—	—	—	—	101,329
Property, plant and equipment, net	—	27,550	817	—	—	28,367
Goodwill	—	121,368	—	—	—	121,368
Investments in subsidiaries	1,639,405	—	—	—	(1,639,405)	—
Intercompany	745,018	(820,519)	53,074	22,427	—	—
Other assets	20,123	49,473	293	10,849	—	80,738
Total Assets	$2,892,298	$2,417,603	$57,189	$35,541	$(1,632,115)	$3,770,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$141,312	$242	$69	$—	$141,623
Other liabilities	115,023	503,352	2,162	12,827	2,742	636,106
Intercompany	(3,295)	—	—	3,295	—	—
Obligations related to consolidated inventory not owned	—	166,163	—	—	—	166,163
Senior notes (net of discounts of $4,118)	1,275,882	—	—	—	—	1,275,882
Other notes payable	—	46,054	—	—	—	46,054
Total Liabilities	1,387,610	856,881	2,404	16,191	2,742	2,265,828

Stockholders’ Equity	1,504,688	1,560,722	54,785	19,350	(1,634,857)	1,504,688

Total Liabilities and Stockholders’ Equity	$2,892,298	$2,417,603	$57,189	$35,541	$(1,632,115)	$3,770,516

(a) Effective in fiscal year 2005, Beazer Mortgage Corp. is a guarantor of the Senior Notes, but is not a guarantor of the Credit Facility.

Beazer Homes USA, Inc.

Consolidating Balance Sheet

September 30, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$392,110	$(71,569)	$339	$—	$320,880
Accounts receivable	—	70,237	337	—	70,574
Owned inventory	—	2,079,494	—	9,836	2,089,330
Consolidated inventory not owned	—	254,765	—	—	254,765
Investment in and advances to unconsolidated joint ventures	—	44,748	—	—	44,748
Deferred tax assets	47,052	—	—	—	47,052
Property, plant and equipment, net	—	24,671	—	—	24,671
Goodwill	—	251,603	—	—	251,603
Investments in subsidiaries	1,468,078	—	—	(1,468,078)	—
Intercompany	566,216	(583,038)	16,822	—	—
Other assets	33,000	17,881	8,526	—	59,407
Total Assets	$2,506,456	$2,088,792	$26,024	$(1,458,242)	$3,163,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$123,174	$113	$—	$123,287
Other liabilities	146,473	276,242	11,057	3,836	437,608
Intercompany	(1,043)	—	1,043	—	—
Obligations related to consolidated inventory not owned	—	219,042	—	—	219,042
Term Loan	200,000	—	—	—	200,000
Senior notes (net of discounts of $1,095)	928,905	—	—	—	928,905
Other notes payable	—	22,067	—	—	22,067
Total Liabilities	1,274,335	640,525	12,213	3,836	1,930,909

Stockholders’ Equity	1,232,121	1,448,267	13,811	(1,462,078)	1,232,121

Total Liabilities and Stockholders’ Equity	$2,506,456	$2,088,792	$26,024	$(1,458,242)	$3,163,030

Beazer Homes USA, Inc.

Consolidating Statement of Income

September 30, 2005

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.(a)	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Total revenue	$—	$4,949,699	$54,310	$7,621	$(16,277)	$4,995,353

Costs and expenses:
Home construction and land sales	89,678	3,749,899	—	—	(16,277)	3,823,300
Selling, general and administrative	—	521,639	38,683	1,868	(7,290)	554,900
Goodwill impairment	—	130,235	—	—	—	130,235

Operating income	(89,678)	547,926	15,627	5,753	7,290	486,918
Equity in earnings of unconsolidated joint ventures	—	5,021	—	—	—	5,021
Other income, net	—	7,395	—	—	—	7,395
Income before income taxes	(89,678)	560,342	15,627	5,753	7,290	499,334
Provision for income taxes	(33,732)	259,758	5,878	2,164	2,742	236,810
Equity in income of subsidiaries	318,470	—	—	—	(318,470)	—
Net income	$262,524	$300,584	$9,749	$3,589	$(313,922)	$262,524

Beazer Homes USA, Inc.

Consolidating Statement of Income

September 30, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Total revenue	$—	$3,899,971	$7,138	$—	$3,907,109

Costs and expenses:
Home construction and land sales	76,035	3,023,697	—	—	3,099,732
Selling, general and administrative	—	436,726	2,552	(9,836)	429,442

Operating income	(76,035)	439,548	4,586	9,836	377,935
Equity in income of unconsolidated joint ventures	—	1,561	—	—	1,561
Other income, net	—	7,079	—	—	7,079
Income before income taxes	(76,035)	448,188	4,586	9,836	386,575
Provision for income taxes	(29,654)	174,794	1,788	3,836	150,764
Equity in income of subsidiaries	282,192	—	—	(282,192)	—
Net income	$235,811	$273,394	$2,798	$(276,192)	$235,811

Beazer Homes USA, Inc.

Consolidating Statement of Income

September 30, 2003

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$3,169,765	$7,643	$—	$3,177,408

Costs and expenses:
Home construction and land sales	65,295	2,478,059	525	(9,844)	2,534,035
Selling, general and administrative	—	354,088	2,560	—	356,648
Expenses related to retirement of debt	7,570	—	—	—	7,570

Operating income	(72,865)	337,618	4,558	9,844	279,155
Equity in earnings of unconsolidated joint ventures	—	1,597	—	—	1,597
Other income, net	—	4,750	27	—	4,777
Income before income taxes	(72,865)	343,965	4,585	9,844	285,529
Provision for income taxes	(28,782)	135,867	1,811	3,888	112,784
Equity in income of subsidiaries	216,828	—	—	(216,828)	—
Net income	$172,745	$208,098	$2,774	$(210,872)	$172,745

Beazer Homes USA, Inc.

Consolidating Statement of Cash Flows

September 30, 2005

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.(a)	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Net cash (used)/provided by operating activities	$(124,650)	$29,390	$6,783	$4,214	$—	$(84,263)
Cash flows from investing activities:
Capital expenditures	—	(13,089)	(359)	—	—	(13,448)
Investments in unconsolidated joint ventures	—	(40,619)	—	—	—	(40,619)
Distributions from and proceeds from sale of unconsolidated joint ventures	—	5,597	—	—	—	5,597
Net cash used by investing activities	—	(48,111)	(359)	—	—	(48,470)
Cash flows from financing activities:
Repayment of Term Loan	(200,000)	—	—	—	—	(200,000)
Borrowings under Credit Facility	439,700	—	—	—	—	439,700
Repayment of Credit Facility	(439,700)	—	—	—	—	(439,700)
Proceeds from issuance of Senior Notes	346,786	—	—	—	—	346,786
Repayment of other notes payable	—	(16,776)	—	—	—	(16,776)
Advances (to) from subsidiaries	(6,764)	17,521	(6,887)	(3,870)	—	—
Debt issuance costs	(4,958)	—	—	—	—	(4,958)
Proceeds from stock option exercises	5,875	—	—	—	—	5,875
Common stock redeemed	(8,092)	—	—	—	—	(8,092)
Dividends paid	(13,884)	—	—	—	—	(13,884)
Net cash provided/(used) by financing activities	118,963	745	(6,887)	(3,870)	—	108,951
(Decrease)/increase in cash and cash equivalents	(5,687)	(17,976)	(463)	344	—	(23,782)
Cash and cash equivalents at beginning of year	392,110	(72,262)	693	339	—	320,880
Cash and cash equivalents at end of year	$386,423	$(90,238)	$230	$683	$—	$297,098

Beazer Homes USA, Inc.

Consolidating Statement of Cash Flows

September 30, 2004

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Net cash provided/(used) by operating activities	$12,169	$(88,774)	$2,886	$—	$(73,719)
Cash flows from investing activities:
Capital expenditures	—	(10,271)	—	—	(10,271)
Investments in unconsolidated joint ventures	—	(25,844)	—	—	(25,844)
Distributions from and proceeds from sale of unconsolidated joint ventures	—	5,639	—	—	5,639
Net cash used by investing activities	—	(30,476)	—	—	(30,476)
Cash flows from financing activities:
Proceeds of Term Loan	200,000	—	—	—	200,000
Repayment of Term Loan	(200,000)	—	—	—	(200,000)
Proceeds from issuance of Senior Notes	380,000	—	—	—	380,000
Advances (to) from subsidiaries	(82,516)	87,760	(5,244)	—	—
Debt issuance costs	(10,654)	—	—	—	(10,654)
Proceeds from stock option exercises	5,362	—	—	—	5,362
Treasury stock purchases	(17,546)	—	—	—	(17,546)
Dividends paid	(5,459)	—	—	—	(5,459)
Net cash provided/(used) by financing activities	269,187	87,760	(5,244)	—	351,703
Increase (decrease) in cash and cash equivalents	281,356	(31,490)	(2,358)	—	247,508
Cash and cash equivalents at beginning of year	110,754	(40,079)	2,697	—	73,372
Cash and cash equivalents at end of year	$392,110	$(71,569)	$339	$—	$320,880

Beazer Homes USA, Inc.

Consolidating Statement of Cash Flows

September 30, 2003

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Net cash (used)/provided by operating activities	$(11,140)	$(32,990)	$3,081	$—	$(41,049)

Cash flows from investing activities:
Capital expenditures	—	(9,309)	(16)	—	(9,325)
Investments in unconsolidated joint ventures	—	(4,941)	—	—	(4,941)
Distributions from and proceeds from sale of unconsolidated joint ventures	—	7,714	—	—	7,714
Net cash used by investing activities	—	(6,536)	(16)	—	(6,552)

Cash flows from financing activities:
Proceeds from Term Loan	200,000	—	—	—	200,000
Repayment of Term Loan	(100,000)	—	—	—	(100,000)
Borrowings under credit facilities	114,100	—	—	—	114,100
Repayment of credit facilities	(114,100)	—	—	—	(114,100)
Redemption of Senior Notes	(104,438)	—	—	—	(104,438)
Advances (to) from subsidiaries	(21,445)	25,206	(3,761)	—	—
Debt issuance costs	(2,458)	—	—	—	(2,458)
Proceeds from stock option exercises	9,805	—	—	—	9,805
Treasury stock purchases	(6,925)	—	—	—	(6,925)
Net cash (used)/provided by financing activities	(25,461)	25,206	(3,761)	—	(4,016)
Decrease in cash and cash equivalents	(36,601)	(14,320)	(696)	—	(51,617)
Cash and cash equivalents at beginning of year	147,355	(25,759)	3,393	—	124,989
Cash and cash equivalents at end of year	$110,754	$(40,079)	$2,697	$—	$73,372

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

As discussed in Note 15, the accompanying consolidated financial statements have been restated to revise the Company’s segment disclosures.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
December 8, 2005
(May 23, 2006 as to the effects of Note 15)

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

Management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2005 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of September 30, 2005.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Beazer Homes USA, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Beazer Homes USA, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2005 of the Company and our report dated December 8, 2005 (May 23, 2006 as to the effects of Note 15) expressed an unqualified opinion on those financial statements, and included an explanatory paragraph related to the restatement of such consolidated financial statements to revise the Company’s segment disclosures.

/s/ Deloitte & Touche
Atlanta, Georgia
December 8, 2005

Quarterly Financial Data

Summarized quarterly financial information (unaudited):

	Quarter Ended
(in thousands, except per share data)	December 31	March 31		June 30	September 30

Fiscal 2005:
Total revenue	$911,827	$976,248		$1,293,227	$1,814,051
Operating income before goodwill impairment	110,878	72,121		178,637	255,517
Goodwill impairment	—	130,235	(a)	—	—
Operating income (loss)	110,878	(58,114	)(a)	178,637	255,517
Net income (loss)	69,704	(84,344	)(a)	112,740	164,424
Net income (loss) per common share:
Basic (b)	$1.73	$(2.09	)(a)	$2.78	$4.04
Diluted (b)	$1.57	$(2.09	)(a)	$2.50	$3.61

Fiscal 2004:
Total revenue	$810,108	$876,581		$1,009,279	$1,211,141
Operating income	75,652	77,844		96,238	128,201
Net income	47,186	48,858		59,680	80,087
Net income per common share:
Basic (b)	$1.18	$1.22		$1.49	$2.02
Diluted (b)	$1.14	$1.17		$1.42	$1.82

(a)          In March 2005, the Company recognized a $130.2 million non-cash, non-tax-deductible goodwill impairment charge to write off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and North Carolina. In addition to the operating income reported above in accordance with GAAP, the Company has provided operating income before goodwill impairment, a non-GAAP financial measure. Management believes that this non-GAAP measure is useful to both management and investors in the analysis of the Company’s financial performance when comparing it to prior and subsequent periods and that it provides investors with an important perspective on the current underlying core operating performance of the business by isolating the impact of the goodwill impairment charge related to a prior acquisition.

(b)         Per share information has been adjusted to give retrospective application to the March 2005 three-for-one stock split and for the inclusion of shares issuable upon conversion of our Co-Co’s in accordance with EITF 04-08, as applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Further, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company has re-evaluated, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that re-evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company had reasonable support for its original position and that the design and operation of these disclosure controls and procedures are still effective. The Company has considered the effects of the restatement discussed in Note 15 to the consolidated financial statements in arriving at this conclusion. The Company does not believe the change in segment disclosure represents a material weakness in disclosure controls and procedures for a number of reasons.  The long-standing historical practice of all large, geographically diverse homebuilders has been to report homebuilding operations as one segment.  While the new disclosure represents a change in judgment as to the application of SFAS 131, the additional disclosure did not result in any change to the Company’s consolidated financial position or its results of operations and cash flow for any of the periods presented.  Also, the Company’s disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations have historically included extensive disclosure regarding performance of the Company’s various markets, including disclosures regarding differences in its various geographic regions.  While the additional footnote disclosure includes certain additional information, it does not represent a material change in the information provided regarding the Company’s performance by region.

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)                1. Financial Statements

Consolidated Statements of Income for the years ended September 30, 2005, 2004 and 2003.
Consolidated Balance Sheets as of September 30, 2005 and 2004.
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

None required.

3. Exhibits

Exhibit Number		Exhibit Description	Page herein or incorporate by reference from
2.1	—	Agreement and Plan of Merger among Beazer Homes USA, Inc., Beazer Homes Investment Corp., and Crossmann Communities Inc. dated as of January 29, 2002	(6)
3.1	—	Amended and Restated Certificate of Incorporation of the Company	(9)
3.2	—	Second Amended and Restated Bylaws of the Company	(12)
4.1	—	Indenture dated as of May 21, 2001 among the Company and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 5/8% Senior Notes due 2011	(5)

4.2		—	Supplemental Indenture (8 5/8% Notes) dated as of May 21, 2001 among the Company, its subsidiaries party thereto and U.S. Bank Trust National Association, as trustee	(5)
4.3		—	Form of 8 5/8% Senior Notes due 2011	(5)
4.4		—	Specimen of Common Stock Certificate	(2)
4.5	*	—	Retirement Savings and Investment Plan (the “RSIP”)	(1)
4.6	*	—	RSIP Summary Plan Description	(1)
4.7		—	Rights Agreement, dated as of June 21, 1996, between the Company and First Chicago Trust Company of New York, as Rights Agent	(8)
4.8		—	Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 3/8% Senior Notes due 2012	(6)
4.9		—	First Supplemental Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 3/8% Senior Notes due 2012	(6)
4.10		—	Form of 8 3/8% Senior Notes due 2012	(6)
4.11		—	Second Supplemental Indenture dated as of November 13, 2003 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 6 ½% Senior Notes due 2013	(8)
4.12		—	Form of 6 1/2% Senior Notes due 2013	(8)
4.13		—	Indenture dated as of June 8, 2004 among Beazer, the Guarantors party thereto and SunTrust Bank, as trustee, related to the 4 5/8% Convertible Senior Notes due 2024	(10)
4.14		—	Form of 4 5/8% Convertible Senior Notes due 2024	(10)
4.15		—	Form of 6 7/8% Senior Notes due 2015	(15)
4.16		—	Form of Fifth Supplement Indenture, dated as of June 8, 2005, by and among Beazer, the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee	(15)
10.1	*	—	Amended and Restated 1994 Stock Incentive Plan	(16)
10.2	*	—	Non-Employee Director Stock Option Plan	(8)
10.3	*	—	Amended and Restated 1999 Stock Incentive Plan	(7)
10.4	*	—	2005 Value Created Incentive Plan	(12)
10.5	*	—	Amended and Restated Corporate Management Stock Purchase Program	(12)
10.6	*	—	Customer Survey Incentive Plan	(12)
10.7	*	—	Director Stock Purchase Program	(12)
10.8	*	—	Form of Stock Option and Restricted Stock Award Agreement	(12)
10.9	*	—	Form of Stock Option Award Agreement	(12)
10.9-15			Amended and Restated Employment Agreements dated as of September 1, 2004:
10.10	*	—	Ian J. McCarthy	(11)
10.11	*	—	Michael H. Furlow	(11)
10.12	*	—	James O’Leary	(11)
10.13	*	—	C. Lowell Ball	(11)
10.14	*	—	Michael T. Rand	(11)
10.15	*	—	John Skelton	(11)
10.16-22			Supplemental Employment Agreements dated as of September 1, 2004:
10.16	*	—	Ian J. McCarthy	(11)
10.17	*	—	Michael H. Furlow	(11)
10.18	*	—	James O’Leary	(11)
10.19	*	—	C. Lowell Ball	(11)
10.20	*	—	Michael T. Rand	(11)
10.21	*	—	John Skelton	(11)
10.22	*	—	Jonathan P. Smoke	(11)
10.23	*	—	Employment Agreement dated as of September 1, 2004 for Cory J. Boydston	(12)
10.24	*	—	2005 Executive Value Created Incentive Plan	(3)
10.25		—	Purchase Agreement for Sanford Homes of Colorado LLLP	(4)
10.26		—

Credit Agreement dated as of August 22, 2005 between the Company and JPMorgan Chase Bank, NA, as Agent, Guaranty Bank, BNP Paribas and Wachovia Bank, National Association as Syndication Agents, The Royal Bank of

			Scotland plc as Documentation Agent, SunTrust Bank, Citicorp North America, Inc. and Washington Mutual Bank, FA, as Managing Agents, Comerica Bank, PNC Bank, National Association and UBS Loan Finance LLC as Co-Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner.	(14)
10.27	*	—	Employment Agreement dated as of 3/14/05 for Kenneth J. Gary	(13)
10.28	*	—	Supplemental Employment Agreement dated as of 3/14/05 for Kenneth J. Gary	(13)
21		—	Subsidiaries of the Company	(16)
23		—	Consent of Deloitte & Touche LLP	Filed herewith
31.1		—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2		—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* Represents a management contract or compensatory plan or arrangement

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8 (Registration No. 33-91904) filed on May 4, 1995.
(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 33-72576) initially filed on December 6, 1993.
(3)	Incorporated herein by reference to the exhibit to the Company’s report on Form 8-K filed on February 9, 2005.
(4)	Incorporated herein by reference to the exhibits to the Company’s report on Form 8-K filed on August 10, 2001.
(5)	Incorporated herein by reference to the exhibits to the Company’s report on Form 10-K for the year ended September 30, 2001.
(6)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-4 (Registration No. 333-92470) filed on July 16, 2002.
(7)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-8/S-3 (Registration No. 333-101142) filed on November 12, 2002.
(8)	Incorporated herein by reference to the exhibits to the Company’s report on Form 10-K for the year ended September 30, 2003.
(9)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-4/A filed on March 12, 2002.
(10)	Incorporated herein by reference to the exhibits to the Company’s 10-Q for the quarterly period ended June 30, 2004.
(11)	Incorporated herein by reference to the exhibits to the Company’s report on Form 8-K filed on September 1, 2004.
(12)	Incorporated herein by reference to the exhibits to the Company’s report on Form 10-K for the year ended September 30, 2004.
(13)	Incorporated herein by reference to the exhibits to the Company’s report on Form 8-K filed on March 18, 2005.
(14)	Incorporated herein by reference to the exhibit to the Company’s report on Form 8-K filed on August 24, 2005.
(15)	Incorporated herein by reference to the Company’s Registration Statement of Form S-4 (Registration No. 333-127165) initially filed on August 3, 2005.
(16)	Incorporated herein by reference to the exhibits to the Company’s report on Form 10-K for the year ended September 30, 2005.

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

Beazer Homes USA, Inc.

By:	/s/ Ian J. McCarthy
	Name:	Ian J. McCarthy
	Title:	President and Chief Executive Officer
	Date:	May 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 23, 2006	By:	/s/ Brian C. Beazer
Date		Brian C. Beazer, Director and Non-Executive Chairman of the Board

May 23, 2006	By:	/s/ Ian J. McCarthy
Date		Ian J. McCarthy, Director, President and Chief Executive Officer (Principal Executive Officer)

May 23, 2006	By:	/s/ Laurent Alpert
Date		Laurent Alpert, Director

May 23, 2006	By:	/s/ Katie J. Bayne
Date		Katie J. Bayne, Director

May 23, 2006	By:	/s/ Peter G. Leemputte
Date		Peter G. Leemputte, Director

May 23, 2006	By:	/s/ Maureen E. O’Connell
Date		Maureen E. O’Connell, Director

May 23, 2006	By:	/s/ Larry T. Solari
Date		Larry T. Solari, Director

May 23, 2006	By:	/s/ Stephen P. Zelnak
Date		Stephen P. Zelnak, Jr., Director

May 23, 2006	By:	/s/ James O’Leary
Date		James O’Leary, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 23, 2006	By:	/s/ Michael T. Rand
Date		Michael T. Rand, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)