Form 10-Q/A
period 2005-12-31
BEAZER HOMES USA INC
filed 2006-05-30
CIK 915840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).

YES         ☐            NO          ☒

Class	Outstanding at May 19, 2006
Common Stock, $0.001 par value	40,380,306 shares

EXPLANATORY NOTE: This Form 10-Q/A is being filed to provide additional segment reporting footnote disclosure related to our homebuilding operations. We have restated the accompanying unaudited condensed consolidated financial statements to revise our segment disclosure for all periods presented to disaggregate our homebuilding operations into regional reporting segments. See revised disclosures in Note 10 to the Unaudited Condensed Consolidated Financial Statements. Unless otherwise indicated, no information in this Form 10-Q/A has been updated for any subsequent information or events from the original filing.

For the convenience of the reader, this Form 10-Q/A sets forth the entire December 31, 2005 Quarterly Report on Form 10-Q. However, this Form 10-Q/A amends and restates only Part I Items 1, 2 and 4 of the December 31, 2005 Form 10-Q, in each case solely to be responsive to certain disclosure comments, primarily relating to segment reporting, received from the Division of Corporation Finance of the Securities and Exchange Commission. The aforementioned changes to the Unaudited Condensed Consolidated Financial Statements have no effect on the Company’s financial position as of December 31, 2005 and September 30, 2005 or its results of operations and cash flows for the three months ended December 31, 2005 and 2004.

BEAZER HOMES USA, INC.

FORM 10-Q/A

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets, December 31, 2005 and September 30, 2005
Unaudited Condensed Consolidated Statements of Operations, Three Months Ended December 31, 2005 and 2004
Unaudited Condensed Consolidated Statements of Cash Flows, Three Months Ended December 31, 2005 and 2004
Unaudited Condensed Consolidated Statements of Comprehensive Income, Three Months Ended December 31, 2005 and 2004
Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	September 30,
	2005	2005

ASSETS
Cash and cash equivalents	$12,149	$297,098
Accounts receivable	127,257	161,880
Inventory
Owned inventory	2,917,235	2,671,082
Consolidated inventory not owned	346,444	230,083
Total inventory	3,263,679	2,901,165
Investments in and advances to unconsolidated joint ventures	98,192	78,571
Deferred tax asset	92,009	101,329
Property, plant and equipment, net	30,605	28,367
Goodwill	121,368	121,368
Other assets	107,460	80,738
Total assets	$3,852,719	$3,770,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$156,629	$141,623
Other payables and accrued liabilities	530,804	636,106
Obligations related to consolidated inventory not owned	247,791	166,163
Revolving credit facility	50,000	—
Senior notes (net of discounts of $4,000 and $4,118 respectively)	1,276,000	1,275,882
Other notes payable	53,487	46,054
Total liabilities	2,314,711	2,265,828

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.001 per share, 80,000,000 shares authorized, 42,174,369 and 41,844,414 issued and 41,137,559 and 41,701,955 outstanding, respectively)	42	42
Paid-in capital	530,086	534,523
Retained earnings	1,076,147	990,341
Treasury stock (1,036,810 and 142,459 shares, respectively)	(68,267)	(8,092)
Unearned compensation	—	(12,126)
Total stockholders’ equity	1,538,008	1,504,688
Total liabilities and stockholders’ equity	$3,852,719	$3,770,516

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

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (“Beazer Homes” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the Company’s opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. Certain items in prior period financial statements have been reclassified to conform to the current presentation. For further information, refer to the Company’s audited consolidated financial statements appearing in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005 (the “2005 Annual Report”).

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

(2)           Summary of Significant Accounting Policies

A discussion of the Company’s significant accounting policies other than those discussed below is included in the notes to the consolidated financial statements included in Beazer Homes’ Consolidated Financial Statements for the fiscal year ended September 30, 2005 as filed with the Securities and Exchange Commission in the Annual Report on Form 10-K/A.

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

(3) Inventory

	December 31,	September 30,
(in thousands)	2005	2005
Homes under construction	$1,277,524	$1,040,193
Development projects in progress	1,547,756	1,519,554
Unimproved land held for future development	46,049	44,809
Model homes	45,906	66,526
Consolidated inventory not owned	346,444	230,083
	$3,263,679	$2,901,165

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

The Company has determined that Beazer Homes is the primary beneficiary of certain of these option contracts. The Company’s risk is generally limited to the option deposits that it pays, and creditors of the sellers generally have no recourse to the general credit of the Company. Although Beazer Homes does not have legal title to the optioned land, for those option contracts for which the Company is the primary beneficiary, Beazer Homes is required to consolidate the land under option at fair value. The Company believes that the exercise prices of its option contracts approximate their fair value. The Company’s condensed consolidated balance sheets at December 31, 2005 and September 30, 2005 reflect consolidated inventory not owned of $346.4 million and $230.1 million, respectively. Obligations related to consolidated inventory not owned totaled $247.8 million at December 31, 2005 and $166.2 million at September 30, 2005. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements. The above disclosures of amounts committed under options include Beazer Homes’ obligations related to consolidated inventory not owned.

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

The Company’s joint ventures typically obtain secured acquisition and development financing. In some instances, Beazer Homes and its joint venture partners have provided varying levels of guarantees of debt of the Company’s unconsolidated joint ventures. At December 31, 2005 and September 30, 2005, the Company had a repayment guarantee of $10.7 million and $10.4 million, respectively, related to our portion of debt of one of our unconsolidated joint ventures and loan-to-value maintenance guarantees of $70.7 million and $84.6 million, respectively, related to certain of the Company’s unconsolidated joint ventures. The repayment guarantee requires the repayment of Beazer Homes’ share of debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowings. The loan-to-value maintenance guarantees only apply if the borrowings of the unconsolidated joint venture exceed a specified percentage of the value of the collateral (generally land and improvements) securing the borrowings. The Company has not recorded a liability for the non-contingent aspect of these guarantees as such amounts are not material. In assessing the need to record a liability for the contingent aspect of these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees and the financial condition of the applicable unconsolidated joint ventures. In addition, the Company monitors the fair value of the collateral of these unconsolidated joint ventures to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. To date, Beazer has not incurred any obligations related to repayment or loan-to-value maintenance guarantees. Based on these considerations, the Company has determined that it is remote that it will have to perform under the contingent aspects of these guarantees and, as a result, has not recorded a liability for the contingent aspects of these guarantees. To the extent the recording of a liability related to such guarantees would be required, the recognition of such liability would result in an increase to the carrying value of the Company’s investment in the associated joint venture.

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

(8) Contingencies

Trinity Claims – Beazer Homes and certain of its subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to moisture intrusion and mold. The Company has experienced a significant number of such claims in its Indiana market and particularly with respect to homes built by Trinity Homes LLC, a subsidiary which was acquired in the Crossmann acquisition in 2002.

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

We had performance bonds and outstanding letters of credit of approximately $517.4 million and $61.0 million, respectively, at December 31, 2005 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $60.3 million relating to our land option contracts discussed in Note 3. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

(10)  Segment Information (As Restated)

As defined in SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”, we have 31 homebuilding operating segments operating in 22 states and one financial services segment. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues in our financial services segment are derived primarily from mortgage originations provided predominantly to customers of our homebuilding operations. Historically, the Company has reported its homebuilding operations in one reportable segment. Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended December 31, 2005, we have concluded that we should revise our segment disclosure for all periods presented by aggregating our homebuilding segments into four reportable segments, described below, for our homebuilding operations and one reportable segment for our financial services operations. The Company has restated the accompanying condensed consolidated financial statements to revise its segment disclosures for all periods presented. The segments reported have been determined to have similar economic characteristics including similar historical and expected future operating performance, employment trends, land acquisition and land constraints, and municipality behavior and meet the other aggregation criteria in SFAS 131. The reportable homebuilding segments, and all other homebuilding operations not required to be reported separately, include operations conducting business in the following states:

West:  Arizona, California, Nevada and New Mexico

Mid-Atlantic:  Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia and West Virginia

Florida

Southeast:  Georgia, North Carolina, South Carolina and Nashville, Tennessee

Other Homebuilding:  Colorado, Indiana, Kentucky, Mississippi, Ohio, Texas and Memphis, Tennessee

Management’s evaluation of segment performance is based on segment operating income, which for our homebuilding segments is defined as homebuilding and land sale revenues less the cost of home construction, land development and land sales and certain selling, general and administrative expenses which are incurred by or allocated to our homebuilding segments. Segment operating income for our Financial Services segment is defined as revenues less costs associated with our mortgage operations and certain selling, general and administrative expenses incurred by or allocated to the Financial Services segment. The accounting policies of our segments are those described in the notes to the consolidated financial statements in our 2005 Annual Report and Note 2 herein. The following information is in thousands:

	Three Months Ended December 31,
	2005	2004
Revenue
West	$368,592	$384,442
Mid-Atlantic	199,506	128,671
Florida	145,581	82,145
Southeast	176,933	150,519
Other homebuilding	207,770	158,312
Financial Services	10,978	10,854
Intercompany elimination	(3,744)	(3,116)
Consolidated total	$1,105,616	$911,827

	Three Months Ended December 31,
	2005	2004
Operating income
West	$63,739	$91,773
Mid-Atlantic	49,501	23,791
Florida	30,631	11,943
Southeast	16,103	15,813
Other homebuilding	720	4,557
Financial Services	295	3,073
Segment operating income	160,989	150,950
Corporate and unallocated (a)	(21,237)	(40,072)
Total operating income	139,752	110,878
Equity in income (loss) of unconsolidated joint ventures	352	(102)
Other income, net	4,103	2,564
Income before income taxes	$144,207	$113,340

	December 31, 2005	September 30, 2005
Assets
West	$1,106,508	$992,959
Mid-Atlantic	572,748	520,787
Florida	334,337	308,102
Southeast	410,156	376,417
Other homebuilding	634,515	626,032
Financial Services	93,216	92,730
Corporate and unallocated (b)	701,239	853,489
Consolidated total	$3,852,719	$3,770,516

(a)          Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. The three months ended December 31, 2004 include $10.0 million of warranty costs associated with construction defect claims from water intrusion in Indiana (see Note 8).

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

Beazer Homes USA, Inc.

Condensed Consolidating Balance Sheet

December 31, 2005

(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Eliminating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp (a)	Subsidiaries	Entries	USA, Inc.
ASSETS
Cash and cash equivalents	$109,649	$(98,379)	$141	$738	$—	$12,149
Accounts receivable	—	124,569	2,274	414	—	127,257
Owned inventory	—	2,909,877	—	—	7,358	2,917,235
Consolidated inventory not owned	—	346,444	—	—	—	346,444
Investments in and advances to unconsolidated joint ventures	—	98,192	—	—	—	98,192
Deferred tax asset	92,009	—	—	—	—	92,009
Property, plant and equipment, net	—	29,735	870	—	—	30,605
Goodwill	—	121,368	—	—	—	121,368
Investments in subsidiaries	1,650,533	—	—	—	(1,650,533)	—
Intercompany	1,033,812	(1,111,409)	53,214	24,383	—	—
Other assets	32,181	64,097	180	11,002	—	107,460
Total assets	$2,918,184	$2,484,494	$56,679	$36,537	$(1,643,175)	$3,852,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$32,396	$124,090	$66	$77	$—	$156,629
Other payables and accrued liabilities	24,902	488,174	1,752	13,206	2,770	530,804
Intercompany	(3,122)	—	—	3,122	—	—
Obligations related to consolidated inventory not owned	—	247,791	—	—	—	247,791
Revolving credit facility	50,000	—	—	—	—	50,000
Senior notes (net of discounts of $4,000)	1,276,000	—	—	—	—	1,276,000
Other notes payable	—	53,487	—	—	—	53,487
Total liabilities	1,380,176	913,542	1,818	16,405	2,770	2,314,711

Stockholders’ equity	1,538,008	1,570,952	54,861	20,132	(1,645,945)	1,538,008

Total liabilities and stockholders’ equity	$2,918,184	$2,484,494	$56,679	$36,537	$(1,643,175)	$3,852,719

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

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Income

Three Months Ended December 31, 2004

(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Eliminating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	Entries	USA, Inc.

Total revenue	$—	$899,347	$10,854	$1,626	$—	$911,827

Costs and expenses:
Home construction and land sales	20,389	680,396	—	—	(4,430)	696,355
Selling, general and administrative	—	95,548	8,611	435	—	104,594

Operating income (loss)	(20,389)	123,403	2,243	1,191	4,430	110,878
Equity in loss of unconsolidated joint ventures	—	(102)	—	—	—	(102)
Other income, net	—	2,564	—	—	—	2,564
Income (loss) before income taxes	(20,389)	125,865	2,243	1,191	4,430	113,340
Provision for income taxes	(7,850)	48,458	863	459	1,706	43,636
Equity in income of subsidiaries	82,243	—	—	—	(82,243)	—
Net income	$69,704	$77,407	$1,380	$732	$(79,519)	$69,704

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended December 31, 2005

(in thousands)

			Beazer		Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	USA, Inc.
Net cash (used in)/provided by operating activities	$(91,331)	$(196,230)	$202	$2,184	$(285,175)

Cash flows from investing activities:
Capital expenditures	—	(4,581)	(151)	—	(4,732)
Investments in unconsolidated joint ventures	—	(19,528)	—	—	(19,528)
Distributions from unconsolidated joint ventures	—	1,280	—	—	1,280
Net cash used in investing activities	—	(22,829)	(151)	—	(22,980)

Cash flows from financing activities:
Net change in book overdraft	32,396	—	—	—	32,396
Treasury stock purchases	(67,005)	—	—	—	(67,005)
Repayment of other notes payable	—	(329)	—	—	(329)
Borrowings under revolving credit facility	164,000	—	—	—	164,000
Repayment of revolving credit facility	(114,000)	—	—	—	(114,000)
Proceeds from stock option exercises	6,082	—	—	—	6,082
Tax benefit from stock transactions	6,169	—	—	—	6,169
Dividends paid	(4,107)	—	—	—	(4,107)
Advances to/from subsidiaries	(208,978)	211,247	(140)	(2,129)	—
Net cash provided/(used) by financing activities	(185,443)	210,918	(140)	(2,129)	23,206
(Decrease)/increase in cash and cash equivalents	(276,774)	(8,141)	(89)	55	(284,949)
Cash and cash equivalents at beginning of period	386,423	(90,238)	230	683	297,098
Cash and cash equivalents at end of period	$109,649	$(98,379)	$141	$738	$12,149

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Cash Flows

Three Months Ended December 31, 2004

(in thousands)

			Beazer		Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	USA, Inc.
Net cash provided by/(used in) operating activities	$17,210	$(227,961)	$(427)	$16,197	$(194,981)

Cash flows from investing activities:
Capital expenditures	—	(2,970)	(136)	—	(3,106)
Investments in unconsolidated joint ventures	—	(22,231)	—	—	(22,231)
Distributions from unconsolidated joint ventures	—	192	—	—	192
Net cash used in investing activities	—	(25,009)	(136)	—	(25,145)

Cash flows from financing activities:
Repayment of other notes payable	—	(9,443)	—	—	(9,443)
Proceeds from stock option exercises	1,180	—	—	—	1,180
Dividends paid	(1,384)	—	—	—	(1,384)
Advances to/from subsidiaries	(250,524)	266,881	—	(16,357)	—
Net cash provided/(used) by financing activities	(250,728)	257,438	—	(16,357)	(9,647)
(Decrease)/increase in cash and cash equivalents	(233,518)	4,468	(563)	(160)	(229,773)
Cash and cash equivalents at beginning of period	392,110	(72,262)	693	339	320,880
Cash and cash equivalents at end of period	$158,592	$(67,794)	$130	$179	$91,107

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

In addition, we also offer homes to the ‘active adult’ market which are targeted to buyers over 55 years of age, in communities with special amenities. We offer these homes within the Economy, Value and Style categories described above. Within each product category, we seek to provide exceptional value and to ensure an enjoyable customer experience.

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

Warranty reserves are included in other liabilities in the consolidated balance sheets. We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period, based on historical experience and management’s estimate of the costs to remediate the claims, and adjusts these provisions accordingly. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future. Our warranty reserves at December 31, 2005 and September 30, 2005 include accruals for certain moisture intrusion issues. Our estimation process for such accruals is discussed in Note 8 to the Unaudited Condensed Consolidated Financial Statements. While we believe that our warranty reserves at December 31, 2005 are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

RESULTS OF OPERATIONS:

	Three Months Ended December 31,
($ in thousands)	2005	2004
Revenues:
Homebuilding	$1,073,427	$902,874
Land and lot sales	24,955	1,215
Financial Services	10,978	10,854
Intercompany elimination	(3,744)	(3,116)
Total	$1,105,616	$911,827

Cost of home construction and land sales:
Homebuilding	$811,277	$698,299
Land and lot sales	25,253	1,172
Intercompany elimination	(3,744)	(3,116)
Total	$832,786	$696,355
Gross Profit	$272,830	$215,472

Selling, general and administrative (SG&A) expenses:
Homebuilding	$122,395	$96,813
Financial Services	10,683	7,781
Total	$133,078	$104,594

As a percentage of total revenue:
Gross Margin	24.7%	23.6%

SG&A - homebuilding	11.1%	10.6%
SG&A - Financial Services	1.0%	0.9%

Revenues: Revenues increased by 21.3% for the three months ended December 31, 2005 compared to the same period in the prior year as the number of homes closed and the average sales price of homes closed increased by 7.1% and 11.0%, respectively. Home closings increased in our Florida and Mid-Atlantic regions, in parts of the Southeast, most notably in South Carolina, in Arizona in our West region and in our Colorado and Texas markets. These increases were partially offset by declines in closings in our Indiana markets and in California and Nevada in our West region. Prior quarter community opening delays and moderation of demand compared to last year resulted in decreased closings in California and Nevada. Average sales price increased in most of our regions due to healthy demand and continued constraints on the supply of available housing in many of our markets. Prices increased most significantly in our Florida, Southeast and Mid-Atlantic regions.

In addition, we had approximately $25 million of land and lot sales in the first quarter of fiscal 2006 as we continued to review opportunities to minimize underperforming investments and reallocate funds to investments that will optimize overall returns.

New Orders and Backlog: New orders increased to 3,872 units, or 9.2%, during the three month period ended December 31, 2005, compared to 3,545 units for the same period in the prior year. The growth in new home orders for the quarter resulted from increases in almost all of the markets in our Florida and Southeast regions and in our Texas, Colorado, and Indiana markets. This growth was partially offset by lower orders in both the Mid-Atlantic and West regions. In the West, increased new home orders in California were offset by declines in Arizona and Nevada resulting from timing issues associated with community openings and moderating incremental demand. In the Mid-Atlantic region, Virginia and Maryland experienced lower demand coupled with higher cancellations compared to the extremely high number of new orders received in the first quarter of last fiscal year.

The aggregate dollar value of homes in backlog at December 31, 2005 of $2.78 billion increased 18.3% from $2.35 billion at December 31, 2004, reflecting a 10.1% increase in the number of homes in backlog and a 7.5% increase in the average price of homes in backlog, from $278,900 at December 31, 2004 to $299,800 at December 31, 2005. The increase in the number of homes in backlog is driven primarily by strong order trends in a majority of the markets in our Florida and Southeast regions and in our Texas, Colorado and Indiana markets. The increase in average price of homes in backlog is due to our ability to raise prices in most of our markets, particularly in our Southeast, West and Mid-Atlantic regions.

Gross Margin: Gross margins increased from 23.6% for the three months ended December 31, 2004 to 24.7% for the quarter ended December 31, 2005. The increase was driven by the execution of profit improvement and price point diversification initiatives and a strong pricing environment in several markets. The 2004 results also include warranty costs associated with construction defect claims from water intrusion at Trinity Homes LLC of $10.0 million or approximately 110 basis points. For further discussion of these additional warranty expenses, please refer to Note 8 to the Unaudited Condensed Consolidated Financial Statements.

Selling, General and Administrative Expense: Selling, general and administrative expense (SG&A) totaled $133.1 million and $104.6 million for the three months ended December 31, 2005 and 2004, respectively. Our SG&A expense as a percentage of total revenues for the three months ended December 31, 2005 increased by 50 basis points compared to the same period of the prior year primarily related to costs associated with a number of strategic company-wide programs, higher sales commissions and higher incentive compensation.

Segment Analysis ($ in thousands)

	Three Months Ended December 31,
	2005	Change	2004
West
New orders, net	1,076	(14.2)%	1,254
Closings	1,011	(7.5)	1,093
Backlog units	3,059	(3.4)	3,168
Average sales price per home closed	$358.8	2.0	$351.7
Homebuilding revenue	$362,780	(5.6)	$384,442
Land & lot sale revenue	$5,812	N/A	$—
Gross profit	$91,827	(19.4)	$113,987
Operating income	$63,739	(30.5)	$91,773

Mid-Atlantic
New orders, net	283	(44.2)	507
Closings	453	22.4	370
Backlog units	1,023	(13.6)	1,184
Average sales price per home closed	$440.4	26.6	$347.8
Homebuilding revenue	$199,506	55.1	$128,671
Land & lot sale revenue	$—	N/A	$—
Gross profit	$66,884	88.1	$35,558
Operating income	$49,501	108.1	$23,791

Florida
New orders, net	655	45.9	449
Closings	477	49.1	320
Backlog units	1,437	8.1	1,329
Average sales price per home closed	$305.2	19.0	$256.5
Homebuilding revenue	$145,581	77.3	$82,088
Land & lot sale revenue	$—	N/A	$57
Gross profit	$44,668	101.9	$22,123
Operating income	$30,631	156.5	$11,943

	Three Months Ended December 31,
	2005	Change	2004
Southeast
New orders, net	872	21.3%	719
Closings	866	(3.5)	897
Backlog units	1,760	46.8	1,199
Average sales price per home closed	$204.2	21.6	$167.9
Homebuilding revenue	$176,804	17.4	$150,624
Land & lot sale revenue	$129	N/M	$(105)
Gross profit	$35,973	15.0	$31,279
Operating income	$16,103	1.8	$15,813

Other homebuilding
New orders, net	986	60.1	616
Closings	1,022	14.3	894
Backlog units	1,997	29.1	1,547
Average sales price per home closed	$184.7	5.1	$175.7
Homebuilding revenue	$188,756	20.2	$157,049
Land & lot sale revenue	$19,014	N/M	$1,263
Gross profit	$26,698	8.5	$24,610
Operating income	$720	N/M	$4,557

Financial Services
Number of mortgage originations	2,455	22.8	2,000
Capture rate	64%	13.7	56%
Revenues	$10,978	1.1	$10,854
Operating income	$295	(90.4)	$3,073

West: Homebuilding revenues decreased for the three months ended December 31, 2005 compared to the same period of the prior year due to decreased closings in Nevada and California, related to timing issues with community openings, and decreased average sales prices in certain of our California markets due to change in product mix and higher incentives offered to generate sales as compared to last year. Gross margins were 24.9% for the three months ended December 31, 2005 compared to 29.6% for the comparable period of fiscal 2005. Operating margins were 17.3% and 23.9% for the three months ended December 31, 2005 and 2004, respectively. The decrease in gross and operating margins is primarily due to softer market conditions in our California and Nevada markets along with higher subdivision maintenance costs.

Mid-Atlantic: Increased closings and higher average sales prices due to healthy demand and continued constraints on the supply of available housing resulted in increased homebuilding revenues for the three months ended December 31, 2005 compared to December 31, 2004. Gross margins were 33.5% and 27.6% for the three months ended December 31, 2005 and 2004, respectively. Operating margins also increased for the three months ended December 31 to 24.8% for 2005 from 18.5% for 2004. The increase in both gross and operating margins for the three months ended December 31 is primarily due to a strong pricing environment and the related increased contribution from higher average sales prices.

Florida: Homebuilding revenues increased for the three months ended December 31, 2005 compared to the same period of the prior year due to increased closings and increased average sales prices. Gross margins increased to 30.7% from 26.9% for the three months ended December 31, 2005 and 2004, respectively. Operating margins increased to 21.0% from 14.5% for the three months ended December 31, 2005 and 2004, respectively. The increase in gross and operating margins is primarily due to the aforementioned increase in average sales prices, which resulted in a higher leverage of fixed overhead.

Southeast: For the three months ended December 31, 2005 compared to December 31, 2004, homebuilding revenues increased in a majority of the markets within the Southeast driven by increased average sales prices in most of our markets and increased closings in our Georgia and South Carolina markets, offset partially by decreased closings in our Charlotte and Nashville markets. New product offerings in Georgia and the South Carolina markets, including our Atlantic Station community in Georgia, and an improved product mix throughout the region contributed toward the increased average sales prices. Gross margins were 20.3% and 20.8% for the three months ended December 31, 2005 and 2004, respectively. Operating margins were 9.1% and 10.5% for the three months ended December 31, 2005 and 2004, respectively. The decrease in both gross and operating margins was primarily related to additional costs related to new communities in our South Carolina markets and higher subdivision maintenance costs throughout the region.

Other homebuilding: The increase in homebuilding revenues for the three months ended December 31, 2005 from December 31, 2004 reflected strong closings in a majority of our markets. Gross margins for our other homebuilding markets decreased from 15.5% for the three months ended December 31, 2004 to 12.8% for comparable period of 2005. Operating margins decreased from 2.9% to 0.3% for the three months ended December 31, 2004 and 2005, respectively. The decrease in both gross and operating margins was primarily due to a $300,000 loss on $19.0 million of land and lot sales in the quarter ended December 31, 2005.

Financial Services: Our capture rate (the percentage of mortgages we originate as a percentage of homes closed) of mortgages originated for customers of our homebuilding business, which is the most significant source of revenue in this segment, increased for the three months ended December 31, 2005 from December 31, 2004 due primarily to our continued focus on serving our customer base. All costs related to Financial Services are included in selling, general and administrative expenses. Operating income for Financial Services decreased for the three months ended December 31, 2005 from the comparable period of 2004 due primarily to higher price concessions and incentives offered in response to competitive pressures in the refinancing market.

Corporate and unallocated: Corporate and unallocated costs totaled $21.2 million and $40.1 million for the three months ended December 31, 2005 and 2004, respectively. The decrease in corporate and unallocated costs relates primarily to $10.0 million of warranty expenses associated with Trinity construction defect claims recorded in 2004 and a reduction in capitalized inventory costs.

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

Our long-term debt and other contractual obligations (principally operating leases) are further described in notes 7, 8 and 10 to our Consolidated Financial Statements which appear in our Annual Report on Form 10-K/A for the year ended September 30, 2005.

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

We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our condensed consolidated balance sheets at December 31, 2005 and September 30, 2005 reflect consolidated inventory not owned of $346.4 million and $230.1 million, respectively. Obligations related to consolidated inventory not owned totaled $247.8 million at December 31, 2005 and $166.2 million at September 30, 2005. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our condensed consolidated balance sheets include investments in joint ventures totaling $98.2 million and $78.6 million at December 31, 2005 and September 30, 2005 respectively.

Our joint ventures typically obtain secured acquisition and development financing. In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At December 31, 2005 and September 30, 2005, we had a repayment guarantee of $10.7 million and $10.4 million, respectively, related to our portion of debt of one of our unconsolidated joint ventures and loan-to-value maintenance guarantees of $70.7 million and $84.6 million, respectively, related to certain of our unconsolidated joint ventures(see Note 4 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding our joint ventures and related guarantees).

There have been no material changes to our aggregate contractual commitments as disclosed in our Annual Report on Form 10-K/A for the year ended September 30, 2005.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs concerning future events, and it is possible that the results described in this quarterly report will not be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this quarterly report. Except as may be required under applicable law, we do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the sections captioned “Outlook” and “Financial Condition and Liquidity.” Additional information about factors that could lead to material changes in performance is contained Item 1A. Risk Factors of our Annual Report on Form 10-K/A as of September 30, 2005. Such factors may include:

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

Item 4. Controls and Procedures

As of the end of the period covered by this report on Form 10-Q/A, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Further our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company has re-evaluated, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that re-evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company had reasonable support for its original position and that the design and operation of these disclosure controls and procedures are still effective. The Company has considered the effects of the restatement discussed in Note 10 to the unaudited condensed consolidated financial statements in arriving at this conclusion. The Company does not believe the change in segment disclosure represents a material weakness in disclosure controls and procedures for a number of reasons. The long-standing historical practice of all large, geographically diverse homebuilders has been to report homebuilding operations as one segment. While the new disclosure represents a change in judgment as to the application of SFAS 131, the additional disclosure did not result in any change to the Company’s consolidated financial position or its results of operations and cash flows for any of the periods presented. Also, the Company’s disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations have historically included extensive disclosure regarding performance of the Company’s various markets, including disclosures regarding differences in its various geographic regions. While the additional footnote disclosure includes certain additional information, it does not represent a material change in the information provided regarding the Company’s performance by region.

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information on the Company’s common stock repurchase program activity for the three months ended December 31, 2005. (Amounts in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Partof Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs
November 1—November 30, 2005	778,600	$64.78	778,600	(b	)
December 1—December 31, 2005	236,000	$70.22	236,000	(b	)

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

Beazer Homes USA, Inc.

Date:	May 30, 2006	By:	/s/ James O’Leary
		Name:	James O’Leary
Executive Vice President and
Chief Financial Officer