Form 10-Q/A
period 2006-03-31
BEAZER HOMES USA INC
filed 2006-05-30
CIK 915840

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

For the convenience of the reader, this Form 10-Q/A sets forth the entire March 31, 2006 Quarterly Report on Form 10-Q. However, this Form 10-Q/A amends and restates only Part I Items 1, 2 and 4 of the March 31, 2006 Form 10-Q, in each case solely to be responsive to certain disclosure comments, relating to segment reporting, received from the Division of Corporation Finance of the Securities and Exchange Commission. The aforementioned changes to the Unaudited Condensed Consolidated Financial Statements have no effect on the Company’s financial position as of March 31, 2006 and September 30, 2005 or its results of operations and cash flows for the three and six months ended March 31, 2006 and 2005.

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

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Total revenue	$1,269,091	$976,248	$2,374,707	$1,888,075
Home construction and land sales expenses	954,596	796,057	1,787,382	1,492,412
Gross profit	314,495	180,191	587,325	395,663

Selling, general and administrative expenses	149,793	108,070	282,871	212,664
Goodwill impairment charge	—	130,235	—	130,235
Operating income (loss)	164,702	(58,114)	304,454	52,764
Equity in income of unconsolidated joint ventures	330	301	682	199
Other income, net	1,582	1,436	5,685	4,000
Income (loss) before income taxes	166,614	(56,377)	310,821	56,963
Provision for income taxes	62,263	27,967	116,557	71,603
Net income (loss)	$104,351	$(84,344)	$194,264	$(14,640)

Weighted average number of shares:
Basic	40,442	40,409	40,703	40,352
Diluted	45,066	40,409	45,395	40,352

Net income (loss) per common share:
Basic	$2.58	$(2.09)	$4.77	$(0.36)
Diluted	$2.35	$(2.09)	$4.34	$(0.36)

Cash dividends per share	$0.10	$0.10	$0.20	$0.13

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

(2) Summary of Significant Accounting Policies

A discussion of the Company’s significant accounting policies other than those discussed below is included in the notes to the consolidated financial statements included in Beazer Homes’ Consolidated Financial Statements for the fiscal year ended September 30, 2005 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K/A.

Revenue Recognition

Revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Beazer Mortgage, the Company’s wholly-owned mortgage subsidiary, and the buyer has not made a sufficient down payment as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 66, the revenue and gross profit on such sale is deferred until the sale of the related mortgage loan to a third-party investor has been completed.

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

At March 31, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $49.5 million and $34.6 million, respectively. Valuations of the options granted and exercised during the period is as follows. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Weighted-average fair value of options granted	$30.12	—	$29.17	$14.94
Intrinsic value of stock options excercised	$2.3 million	$0.7 million	$18.3 million	$6.5 million

(3) Inventory

	March 31,	September 30,
(in thousands)	2006	2005
Homes under construction	$1,468,443	$1,040,193
Development projects in progress	1,569,384	1,519,554
Unimproved land held for future development	63,922	44,809
Model homes	42,891	66,526
Consolidated inventory not owned	336,522	230,083
	$3,481,162	$2,901,165

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

The Company has determined that Beazer Homes is the primary beneficiary of certain of these option contracts. The Company’s risk is generally limited to the option deposits that it pays, and creditors of the sellers generally have no recourse to the general credit of the Company. Although Beazer Homes does not have legal title to the optioned land, for those option contracts for which the Company is the primary beneficiary, Beazer Homes is required to consolidate the land under option at fair value. The Company believes that the exercise prices of its option contracts approximate their fair value. The Company’s condensed consolidated balance sheets at March 31, 2006 and September 30, 2005 reflect consolidated inventory not owned of $336.5 million and $230.1 million, respectively. Obligations related to consolidated inventory not owned totaled $244.4 million at March 31, 2006 and $166.2 million at September 30, 2005. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.  The above disclosures of amounts committed under options include Beazer Homes’ obligations related to consolidated inventory not owned.

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

Emerging Task Force Issue No. 04-8: The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”) requires that shares issuable upon conversion of contingently convertible debt instruments

(“Co-Cos”) be included in diluted earnings per share computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price. EITF 04-8 applies to the Company’s 4 ⅝% Convertible Senior Notes issued in June 2004. The calculation of diluted loss per share for the three and six months ended March 31, 2005 excludes the impact of EITF 04-8 and all stock options and non-vested shares outstanding (see Note 2) because the inclusion of such would be antidilutive. Options to purchase 230,653 shares of common stock were not included in the computation of diluted earnings per share for the six months ended March 31, 2006, because the options’ exercise price was greater than the average market price of the common shares during that period. There were no anti-dilutive shares outstanding during the three months ended March 31, 2006.

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

(8) Contingencies

Trinity Claims – Beazer Homes and certain of its subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to moisture intrusion and mold. The Company has experienced a significant number of such claims in its Indiana markets and particularly with respect to homes built by Trinity Homes LLC, a subsidiary which was acquired in the Crossmann acquisition in 2002.

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

We had performance bonds and outstanding letters of credit of approximately $551.6 million and $70.1 million, respectively, at March 31, 2006 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $68.7 million relating to our land option contracts discussed in Note 3. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

(10)  Segment Information (As Restated)

As defined in SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”, we have 31 homebuilding operating segments operating in 22 states and one financial services segment. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues in our financial services segment are derived primarily from mortgage originations provided predominantly to customers of our homebuilding operations. Historically, the Company has reported its homebuilding operations in one reportable segment. Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended March 31, 2006, we have concluded that we should revise our segment disclosure for all periods presented by aggregating our homebuilding segments into four reportable segments, described below, for our homebuilding operations and one reportable segment for our financial services operations. The Company has restated the accompanying condensed consolidated financial statements to revise its segment disclosures for all periods presented. The segments reported have been determined to have similar economic characteristics including similar historical and expected future operating performance, employment trends, land acquisition and land constraints, and municipality behavior and meet the other aggregation criteria in SFAS 131. The reportable homebuilding segments, and all other homebuilding operations not required to be reported separately, include operations conducting business in the following states:

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenue
West	$471,854	$416,197	$840,446	$800,639
Mid-Atlantic	233,108	160,934	432,614	289,605
Florida	167,769	95,915	313,350	178,060
Southeast	188,969	140,880	365,902	291,399
Other homebuilding	198,755	154,375	406,525	312,687
Financial Services	13,135	11,310	24,113	22,164
Intercompany elimination	(4,499)	(3,363)	(8,243)	(6,479)
Consolidated total	$1,269,091	$976,248	$2,374,707	$1,888,075

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Operating income
West	$87,242	$88,709	$150,981	$180,482
Mid-Atlantic	53,115	36,766	102,616	60,557
Florida	38,256	11,030	68,887	22,973
Southeast	10,573	(3,019)	26,676	12,794
Other homebuilding	(7,131)	548	(6,411)	5,105
Financial Services	2,947	2,676	3,242	5,749
Segment operating income	185,002	136,710	345,991	287,660
Corporate and unallocated (a)	(20,300)	(194,824)	(41,537)	(234,896)
Total operating income (loss)	164,702	(58,114)	304,454	52,764
Equity in earnings of unconsolidated joint ventures	330	301	682	199
Other income, net	1,582	1,436	5,685	4,000
Income (loss) before income taxes	$166,614	$(56,377)	$310,821	$56,963

	March 31, 2006	September 30, 2005
Assets
West	$1,218,009	$992,959
Mid-Atlantic	602,831	520,787
Florida	354,893	308,102
Southeast	432,808	376,417
Other homebuilding	661,714	626,032
Financial Services	123,439	92,730
Corporate and unallocated (b)	718,049	853,489
Consolidated total	$4,111,743	$3,770,516

(a)   Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. The three and six months ended March 31, 2006 include a $6.5 million reduction in the accrual and costs related to the Trinity class action litigation settlement. The three and six months ended March 31, 2005 include $45.0 million and $55.0 million, respectively, of warranty expenses associated with construction defect claims from water intrusion in Indiana (see Note 8). The three and six months ended March 31, 2005 also include a $130.2 million non-cash, non-tax deductible goodwill impairment charge to write-off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina.

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

Beazer Homes USA, Inc.

Condensed Consolidating Balance Sheet

March 31, 2006

(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Eliminating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp (a)	Subsidiaries	Entries	USA, Inc.
ASSETS
Cash and cash equivalents	$116,158	$(107,893)	$6,016	$902	$—	$15,183
Accounts receivable	—	124,074	2,160	430	—	126,664
Owned inventory	—	3,129,921	—	—	14,719	3,144,640
Consolidated inventory not owned	—	336,522	—	—	—	336,522
Residential mortgage loans available-for-sale	—	—	27,775	—	—	27,775
Investments in and advances to unconsolidated joint ventures	—	114,571	—	—	—	114,571
Deferred tax assets	90,315	—	—	—	—	90,315
Property, plant and equipment, net	—	29,785	860	14	—	30,659
Goodwill	—	121,368	—	—	—	121,368
Investments in subsidiaries	1,690,341	—	—	—	(1,690,341)	—
Intercompany	1,249,185	(1,320,882)	47,949	23,748	—	—
Other assets	18,446	72,015	1,537	12,048	—	104,046
Total assets	$3,164,445	$2,499,481	$86,297	$37,142	$(1,675,622)	$4,111,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$74,417	$149,920	$28	$731	$—	$225,096
Other payables and accrued liabilities	102,187	427,694	2,262	13,551	5,520	551,214
Intercompany	(1,819)	—	—	1,819	—	—
Obligations related to consolidated inventory not owned	—	244,421	—	—	—	244,421
Revolving credit facility	136,600	—	—	—	—	136,600
Senior notes (net of discounts of $3,883)	1,276,117	—	—	—	—	1,276,117
Warehouse line	—	—	28,057	—	—	28,057
Other notes payable	—	73,295	—	—	—	73,295
Total liabilities	1,587,502	895,330	30,347	16,101	5,520	2,534,800

Stockholders’ equity	1,576,943	1,604,151	55,950	21,041	(1,681,142)	1,576,943

Total liabilities and stockholders’ equity	$3,164,445	$2,499,481	$86,297	$37,142	$(1,675,622)	$4,111,743

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

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2005

(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Eliminating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	Entries	USA, Inc.

Total revenue	$—	$963,630	$11,310	$1,308	$—	$976,248

Home construction and land sales expenses	21,082	774,975	—	—	—	796,057
Gross profit	(21,082)	188,655	11,310	1,308	—	180,191

Selling, general and administrative expenses	—	101,569	9,822	409	(3,730)	108,070
Goodwill impairment charge	—	130,235	—	—	—	130,235
Operating income (loss)	(21,082)	(43,149)	1,488	899	3,730	(58,114)

Equity in income of unconsolidated joint ventures	—	301	—	—	—	301
Other income, net	—	1,436	—	—	—	1,436
Income (loss) before income taxes	(21,082)	(41,412)	1,488	899	3,730	(56,377)
Provision for income taxes	(8,064)	33,696	564	344	1,427	27,967
Equity in income of subsidiaries	(71,326)	—	—	—	71,326	—
Net income (loss)	$(84,344)	$(75,108)	$924	$555	$73,629	$(84,344)

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

In addition, we also offer homes in all three categories to the ‘active adult’ market which are targeted to buyers over 55 years of age, in communities with special amenities. Within each product category, we seek to provide exceptional value and to ensure an enjoyable customer experience.

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

RESULTS OF OPERATIONS:

	Three Months Ended March 31,		Six Months Ended March 31,
($ in thousands)	2006	2005	2006	2005
Revenues:
Homebuilding (a)	$1,239,859	$960,538	$2,313,286	$1,863,412
Land and lot	20,596	7,763	45,551	8,978
Financial Services	13,135	11,310	24,113	22,164
Intercompany elimination	(4,499)	(3,363)	(8,243)	(6,479)
Total	$1,269,091	$976,248	$2,374,707	$1,888,075

	Three Months Ended March 31,		Six Months Ended March 31,
($ in thousands)	2006	2005	2006	2005
Gross profit:
Homebuilding	$299,226	$166,083	$561,376	$370,658
Land and lot	2,134	2,798	1,836	2,841
Financial Services	13,135	11,310	24,113	22,164
Total	$314,495	$180,191	$587,325	$395,663

Selling, general and administrative (SG&A) expenses:
Homebuilding	$139,605	$99,436	$262,000	$196,249
Financial Services	10,188	8,634	20,871	16,415
Total	$149,793	$108,070	$282,871	$212,664

As a percentage of total revenue:

Gross margin	24.8%	18.5%	24.7%	21.0%

SG&A - homebuilding	11.0%	10.2%	11.0%	10.4%
SG&A - Financial Services	0.8%	0.9%	0.9%	0.9%

(a) Homebuilding revenues for the three and six months ended March 31, 2006  exclude $9.7 million of revenue deferred in accordance with SFAS 66 for certain homes with mortgages originated by Beazer Mortgage for which the sale of the related mortgage loan to a third-party investor had not been completed as of March 31, 2006.

Revenues: Revenues increased by 30.0% for the three months ended March 31, 2006 compared to the same period in the prior year as the number of homes closed and the average sales price of homes closed increased by 18.6% and 9.6%, respectively. Home closings increased in our Mid-Atlantic and Florida regions, our Texas, Indiana, Colorado, Ohio and Kentucky markets, the majority of our Southeast markets and in Arizona and Nevada in our West region. These increases were partially offset by declines in closings in our California markets in our West region. Prior quarter community opening delays and moderation of demand compared to last year resulted in decreased closings in California. Average sales price increased in most of our regions due to continued constraints on the supply of available housing in many of our markets. Prices increased most significantly in our Florida and Southeast regions.

In addition, we had approximately $20.6 million of land and lot sales in the second quarter of fiscal 2006 as we continued to review opportunities to minimize underperforming investments and reallocate funds to investments that will optimize overall returns.

Revenues increased by 25.8% for the six months ended March 31, 2006 compared to the same period in the prior year. Homes closed increased by 12.9% and the average sales price of homes closed increased by 10.4%. Home closings increased in the Company’s Florida and Mid-Atlantic regions, our Texas, Colorado, Indiana, Ohio and Kentucky markets, in parts of the Southeast, including South Carolina and Georgia and in Arizona, and Nevada in our West region. These increases were partially offset by declines in many of our California markets in the West region, and parts of Tennessee and North Carolina in the Southeast region. Average sales price increased in all but our Texas markets, due primarily to product mix and constraints on the supply of available housing in many of our markets. Year to date, prices increased most significantly in our Florida and Southeast regions.

New Orders and Backlog: New orders decreased by 19.4% during the three-month period ended March 31, 2006 to 4,224 units, compared to 5,239 units for the same period in the prior year. The decrease in new home orders for the quarter resulted from decreases in almost all of the markets in our West, Mid-Atlantic and Florida regions and our Indiana, Ohio and Kentucky markets, offset slightly by increases in several markets in our Southeast region and our Texas and Colorado markets. These decreases were driven by moderating demand coupled with higher cancellations compared to the prior fiscal year. Specifically, declines in Arizona, Nevada and Northern California resulted from delays in community openings and moderating incremental demand. The decrease in new orders and backlog in Indiana was also due in part to our decision to exit two sub-markets in Indiana.

New orders decreased to 8,096 units, or 7.8%, during the six-month period ended March 31, 2006, compared to 8,784 units for the same period in the prior year. Orders decreased by 25.1% in our Mid-Atlantic region and 35.6% in our West region compared to the same six-month period a year ago due to lower demand and higher cancellations compared to the extremely high number of new orders received in the first six months of fiscal year 2005. These decreases were partially offset by increased orders of 11.2% in our Southeast region, 6.4% in our Florida region, and 36.1% and 22.7% in our Texas and Colorado markets, respectively, primarily attributable to strong new orders in the first quarter of the fiscal year.

The aggregate dollar value of homes in backlog of $2.79 billion at March 31, 2006 decreased 3.6% from $2.90 billion at March 31, 2005, reflecting an 8.3% decrease in the number of homes in backlog offset partially by a 5.1% increase in the average price of homes in backlog, from $288,000 at March 31, 2005 to $302,800 at March 31, 2006. The decrease in the number of homes in backlog is driven primarily by decreased order trends in the majority of states in our West and Mid-Atlantic regions partially driven by timing issues associated with community openings in Arizona, Nevada and Northern California. The increase in average price of homes in backlog is due to the success we are experiencing in diversifying our product offerings and relatively favorable pricing year-over-year in most of our major markets offset slightly by a decrease in the relative percentage of backlog in our higher-priced markets.

Gross Margin: Our gross margin was 24.8% in the second quarter, an improvement both from the first quarter, and year over year. Our gross margin in the second quarter of fiscal year 2005 was negatively impacted by both $45 million of expenses associated with the Trinity class action settlement and $14 million of other warranty costs (see Note 8 to the Condensed Consolidated Financial Statements).

Our gross margin was 24.7% for the first six months of fiscal year 2006 compared to 21.0% for the comparable period of fiscal year 2005. Our gross margin for the six months ending March 31, 2005 was negatively impacted by both $55 million of expenses associated with the Trinity class action settlement and $14 million of other warranty costs.

Selling, General and Administrative Expense:  Selling, general and administrative expense (SG&A) totaled $149.8 million and $282.9 million for the three and six months ended March 31, 2006 and $108.1 million and $212.7 million for the three and six months ended March 31, 2005, respectively. The increase in SG&A expense during the periods presented is primarily related to costs associated with a number of strategic company-wide programs, higher sales commissions and higher incentive compensation.

Segment Analysis ($ in thousands)

	Three Months Ended March 31,			Six Months Ended March 31,
	2006	Change	2005	2006	Change	2005
West
New orders, net	862	(50.9)%	1,755	1,938	(35.6)%	3,009
Closings	1,246	(0.2)	1,249	2,257	(3.6)	2,342
Backlog units	2,675	(27.2)	3,674	2,675	(27.2)	3,674
Average sales price per home closed	$374.8	12.5	$333.2	$367.6	7.5	$341.9
Homebuilding revenue	$458,469	10.2	$416,197	$821,249	2.6	$800,639
Land & lot sale revenue	$13,385	N/A	$—	$19,197	N/A	$—
Gross profit	$121,711	7.8	$112,862	$213,538	(5.9)	$226,849
Operating income	$87,242	(1.7)	$88,709	$150,981	(16.3)	$180,482

Mid-Atlantic
New orders, net	517	(7.8)	561	800	(25.1)	1,068
Closings	502	37.2	366	955	29.8	736
Backlog units	1,038	(24.7)	1,379	1,038	(24.7)	1,379
Average sales price per home closed	$464.4	7.9	$430.4	$453.0	16.5	$388.8
Homebuilding revenue	$233,108	48.0	$157,514	$432,614	51.2	$286,185
Land & lot sale revenue	$—	N/A	$3,420	$—	N/A	$3,420
Gross profit	$73,478	45.0	$50,677	$140,362	62.8	$86,235
Operating income	$53,115	44.5	$36,766	$102,616	69.5	$60,557

Florida
New orders, net	418	(25.2)	559	1,073	6.4	1,008
Closings	536	38.9	386	1,013	43.5	706
Backlog units	1,319	(12.2)	1,502	1,319	(12.2)	1,502
Average sales price per home closed	$313.0	26.6	$247.3	$309.3	23.0	$251.5
Homebuilding revenue	$167,769	75.7	$95,476	$313,350	76.5	$177,564
Land & lot sale revenue	$—	N/A	$439	$—	N/A	$496
Gross profit	$54,331	152.7	$21,497	$98,999	127.0	$43,620
Operating income	$38,256	246.8	$11,030	$68,887	199.9	$22,973

	Three Months Ended March 31,			Six Months Ended March 31,
	2006	Change	2005	2006	Change	2005
Southeast
New orders, net	1,148	4.6%	1,098	2,020	11.2%	1,817
Closings	919	17.4	783	1,785	6.3	1,680
Backlog units	1,989	31.4	1,514	1,989	31.4	1,514
Average sales price per home closed	$205.6	14.5	$179.6	$204.9	18.2	$173.4
Homebuilding revenue	$187,865	33.6	$140,622	$364,669	25.2	$291,246
Land & lot sale revenue	$1,104	327.9	$258	$1,233	705.9	$153
Gross profit	$35,839	167.4	$13,405	$71,812	60.7	$44,684
Operating income	$10,573	N/M	$(3,019)	$26,676	108.5	$12,794

Other homebuilding
New orders, net	1,279	1.0	1,266	2,265	20.4	1,882
Closings	1,070	30.8	818	2,092	22.2	1,712
Backlog units	2,206	10.6	1,995	2,206	10.6	1,995
Average sales price per home closed	$180.2	(2.2)	$184.3	$182.4	1.4	$179.8
Homebuilding revenue	$192,648	27.8	$150,729	$381,404	23.9	$307,778
Land & lot sale revenue	$6,107	67.5	$3,646	$25,121	411.7	$4,909
Gross profit	$22,534	2.6	$21,970	$49,232	5.7	$46,580
Operating income	$(7,131)	N/M	$548	$(6,411)	N/M	$5,105

Financial Services
Number of mortgage originations	2,818	27.3	2,214	5,273	25.1	4,214
Capture rate	66%	6.6	62%	65%	10.0	59%
Revenues	$13,135	16.1	$11,310	$24,113	8.8	$22,164
Operating income	$2,947	10.1	$2,676	$3,242	(43.6)	$5,749

West:  Homebuilding revenues increased for the three months and six months ended March 31, 2006 compared to the same periods of the prior year due to increased average sales prices in the majority of the markets in this segment. Revenue growth also related to increased closings in Arizona and Nevada which were offset by declines in closings in certain of our California markets due to prior quarter delayed community openings. Gross margins were 25.8% and 25.4% for the three and six months ended March 31, 2006 compared to 27.1% and 28.3% for the comparable periods of fiscal 2005. Operating margins were 18.5% and 18.0% for the three and six months ended March 31, 2006 compared to 21.3% and 22.5% for the three and six months ended March 31, 2005. The decrease in gross and operating margins is primarily due to softer market conditions in our California markets and increased costs for subdivision maintenance throughout the region.

Mid-Atlantic:  Increased closings and higher average sales prices due to healthy demand and continued constraints on the supply of available housing resulted in increased homebuilding revenues for both the three and six months ended March 31, 2006 compared to March 31, 2005. For the six months ended March 31, 2006 and 2005, gross margins were 32.4% and 29.8%, respectively. Operating margins were 23.7% and 20.9% for the six months ended March 31, 2006 and 2005, respectively. The increase in both gross and operating margins for the six months ended March 31, 2006 is primarily due to a strong pricing environment during the first quarter of fiscal 2006 and the related increased contribution from higher average sales prices. Gross and operating margins for the three months ended in each of March 31, 2006 and 2005 were 31.5% and 22.8%, as gains on land sales in fiscal 2005 offset the higher price appreciation realized in 2006 as compared to 2005.

Florida:  Homebuilding revenues increased for the three months and six months ended March 31, 2006 compared to the same periods of the prior year due to increased closings and increased average sales prices. Gross margins increased to 32.4% and 31.6% for the three and six months ended March 31, 2006, respectively, from 22.4% and 24.5% for the comparable periods of fiscal 2005. Operating margins increased to 22.8% and 22.0% for the three and six months ended March 31, 2006, respectively, from 11.5% and 12.9% for the comparable periods of fiscal 2005. The increase in gross and operating margins from fiscal 2005 to fiscal 2006 is primarily due to the aforementioned increase in average sales prices, which resulted in a higher leverage of fixed overhead.

Southeast:  For the three and six months ended March 31, 2006 compared to March 31, 2005, homebuilding revenues increased in our Southeast region driven by increased average sales prices in most of our markets and increased closings in our Georgia and South Carolina markets. New product offerings in Georgia and the South Carolina markets, including our Atlantic Station community in Georgia, and an improved product mix throughout the region contributed toward the increased average sales prices. Gross margins increased to 19.0% and 19.6% for the three and six months ended March 31, 2006, respectively, from 9.5% and 15.3% for the comparable periods of fiscal 2005. Operating margins increased to 5.6% and 7.3% for the three and six months ended March 31, 2006, respectively, from -2.1% and 4.4% for the comparable periods of fiscal 2005. The margin improvement from fiscal 2005 is principally due to approximately $14 million of warranty-related expenses in the quarter ended March 31, 2005.

Other homebuilding:  The increase in homebuilding revenues for the three and six months ended March 31, 2006 from March 31, 2005 reflected strong closings in a majority of our markets. This revenue growth was partially offset by pricing pressures in our Colorado and Ohio markets. Gross margins for our other homebuilding markets decreased from 14.2% and 14.9% for the three and six months ended March 31, 2005, respectively, to 11.3% and 12.1% for comparable periods of fiscal 2006. Operating margins decreased from 0.4% and 1.6% for the three and six months ended March 31, 2005, respectively, to -3.6% and -1.6% for comparable periods of fiscal 2006. The decrease in fiscal 2006 margins when compared to fiscal 2005 was primarily due to additional costs related to our decision to exit certain sub-markets in Indiana and Memphis, Tennessee and pricing pressures in our Colorado and Ohio markets.

Financial Services:  Our capture rate (the percentage of mortgages we originate as a percentage of homes closed) of mortgages originated for customers of our homebuilding business, which is the most significant source of revenue in this segment, increased for the three and six months ended March 31, 2006 from fiscal 2005 due primarily to our continued focus on serving our customer base. All costs related to Financial Services are included in selling, general and administrative expenses. Operating income for Financial Services decreased for the six months ended March 31, 2006 from the comparable period of 2005 due primarily to higher price concessions and incentives offered in response to competitive pressures in the refinancing market.

Corporate and unallocated:  Corporate and unallocated costs totaled $20.3 million and $41.5 million for the three and six months ended March 31, 2006 compared to $194.8 million and $234.9 million for the three and six months ended March 31, 2005. Fiscal 2005 costs include $130.2 million non-cash, non-tax deductible goodwill impairment charge recorded in March 2005 to write-off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina. The three and six months ended March 31, 2005 also include $45.0 million and $55.0 million, respectively, related to the warranty expenses associated with Trinity construction defect claims.

Income Taxes:  Our effective tax rate was 37.37% and 37.50% for the three and six months ended March 31, 2006 and -49.61% and 125.70% for the three and six months ended March 31, 2005, respectively. The effective tax rate for 2005 was impacted by the aforementioned $130.2 million non-cash, non-tax deductible goodwill impairment charge. The following table reconciles our effective tax rate reported in accordance with GAAP and our adjusted effective tax rate without this goodwill impairment charge:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Effective tax rate	37.37%	(49.61)%	37.50%	125.70%
Impact of non-cash, non-deductible goodwill impairment	—	87.48%	—	(87.45)%
Adjusted effective tax rate	37.37%	37.87%	37.50%	38.25%

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

*Collectively, the “Senior Notes”

Warehouse Line: Effective January 11, 2006, Beazer Mortgage entered into a 364-day credit agreement with a number of banks to fund the origination of residential mortgage loans (the “Warehouse Line”). The Warehouse Line provides for a maximum available borrowing capacity of $250 million to $350 million based on commitment periods as defined in the Warehouse Line and is secured by certain mortgage loan sales and related property. The Warehouse Line is not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility. Beginning in the current quarter, Beazer Mortgage finances certain of its mortgage lending activities with borrowings under the Warehouse Line. Beazer Mortgage had a pipeline of loans in process of $1.6 billion as of March 31, 2006 which may be financed either through the Warehouse Line or third party investors.

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

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIE”s) under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our condensed consolidated balance sheets at March 31, 2006 and September 30, 2005 reflect consolidated inventory not owned of $336.5 million and $230.1 million, respectively. Obligations related to consolidated inventory not owned totaled $244.4 million at March 31, 2006 and $166.2 million at September 30, 2005. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our condensed consolidated balance sheets include investments in joint ventures totaling $114.6 million and $78.6 million at March 31, 2006 and September 30, 2005 respectively.

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

CRITICAL ACCOUNTING POLICIES:

As discussed in our annual report on Form 10-K/A for the fiscal year ended September 30, 2005, some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters and relate to inventory valuation, goodwill, homebuilding revenues and costs and warranty reserves. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. There have been no material changes to the assumptions and estimates related to these critical accounting policies other than those related to revenue recognition and our accounting for stock-based compensation.

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

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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