Form 10-Q
period 2006-06-30
BEAZER HOMES USA INC
filed 2006-08-04
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Class	Outstanding at July 25, 2006

Common Stock, $0.001 par value	39,200,803 shares

BEAZER HOMES USA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	September 30,
	2006	2005

ASSETS
Cash and cash equivalents	$24,366	$297,098
Accounts receivable	118,329	161,880
Inventory
Owned inventory	3,479,609	2,671,082
Consolidated inventory not owned	273,253	230,083
Total inventory	3,752,862	2,901,165
Residential mortgage loans available-for-sale	31,267	—
Investments in unconsolidated joint ventures	122,313	78,571
Deferred tax assets	68,911	101,329
Property, plant and equipment, net	29,980	28,367
Goodwill	121,368	121,368
Other assets	114,213	80,738
Total assets	$4,383,609	$3,770,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$274,624	$141,623
Other payables and accrued liabilities	487,273	636,106
Obligations related to consolidated inventory not owned	198,745	166,163
Revolving credit facility	20,000	—
Senior notes (net of discounts of $3,766 and $4,118, respectively)	1,551,234	1,275,882
Junior subordinated notes	103,093	—
Warehouse line	31,811	—
Other notes payable	85,765	46,054
Total liabilities	2,752,545	2,265,828

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.001 per share, 80,000,000 shares authorized, 42,242,291 and 41,844,414 issued and 39,388,303 and 41,701,955 outstanding, respectively)	42	42
Paid-in capital	522,709	534,523
Retained earnings	1,274,979	990,341
Treasury stock (2,853,988 and 142,459 shares, respectively)	(166,666)	(8,092)
Unearned compensation	—	(12,126)
Total stockholders’ equity	1,631,064	1,504,688
Total liabilities and stockholders’ equity	$4,383,609	$3,770,516

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Total revenue	$1,203,538	$1,293,227	$3,578,245	$3,181,302
Home construction and land sales expenses	894,231	963,699	2,681,613	2,456,111
Gross profit	309,307	329,528	896,632	725,191

Selling, general and administrative expenses	153,412	150,891	436,283	363,555
Goodwill impairment charge	—	—	—	130,235
Operating income	155,895	178,637	460,349	231,401
Equity in income of unconsolidated joint ventures	127	2,951	809	3,150
Other income, net	1,480	987	7,165	4,987
Income before income taxes	157,502	182,575	468,323	239,538
Provision for income taxes	54,878	69,835	171,435	141,438
Net income	$102,624	$112,740	$296,888	$98,100

Weighted average number of shares:
Basic	39,435	40,497	40,281	40,400
Diluted	43,929	45,666	44,909	45,510

Net income per common share:
Basic	$2.60	$2.78	$7.37	$2.43
Diluted	$2.37	$2.50	$6.70	$2.24

Cash dividends per share	$0.10	$0.10	$0.30	$0.23

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$296,888	$98,100
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,651	6,889
Stock-based compensation expense	11,446	8,422
Deferred income tax provision	32,418	—
Tax benefit from stock transactions	(8,438)	—
Equity in earnings of unconsolidated joint ventures	(809)	(3,150)
Cash distributions from earnings in unconsolidated joint ventures	—	5,664
Goodwill impairment charge	—	130,235
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	43,551	(63,043)
Increase in inventory	(765,926)	(659,280)
Increase in residential mortgage loans available-for-sale	(31,267)	—
Increase in other assets	(26,971)	(20,717)
Increase in trade accounts payable	5,570	19,607
(Decrease)/increase in other liabilities	(142,860)	61,617
Other changes	319	1,279
Net cash used in operating activities	(578,428)	(414,377)

Cash flows from investing activities:
Capital expenditures	(9,231)	(10,675)
Investments in unconsolidated joint ventures	(44,875)	(34,415)
Distributions from unconsolidated joint ventures	3,911	2,119
Net cash used in investing activities	(50,195)	(42,971)

Cash flows from financing activities:
Borrowings under credit facilities	1,365,031	399,700
Repayment of credit facilities	(1,313,220)	(599,700)
Borrowings under senior notes	275,000	297,486
Borrowings under junior subordinated notes	103,093	—
Debt issuance costs	(5,931)	(5,411)
Repayment of other notes payable	(13,555)	(9,443)
Treasury stock purchases	(183,329)	—
Common stock redeemed	(1,924)	—
Proceeds from stock option exercises	7,107	3,561
Tax benefit from stock transactions	8,438	—
Dividends paid	(12,250)	(9,706)
Net change in book overdraft	127,431	68,079
Net cash provided by financing activities	355,891	144,566
Decrease in cash and cash equivalents	(272,732)	(312,782)
Cash and cash equivalents at beginning of period	297,098	320,880
Cash and cash equivalents at end of period	$24,366	$8,098

Supplemental cash flow information:
Interest paid	$93,888	$102,863
Income taxes paid	$165,323	$144,300
Supplemental disclosures of non-cash activities:
Consolidated inventory not owned	$32,582	$—
Land purchased through issuance of notes payable	$53,266	$26,680

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$102,624	$112,740	$296,888	$98,100

Other comprehensive income:
Unrealized gain on interest rate swaps, net of related taxes	—	—	—	610

Comprehensive income	$102,624	$112,740	$296,888	$98,710

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (“Beazer Homes” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the Company’s opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. Certain items in prior period financial statements have been reclassified to conform to the current presentation. For further information, refer to the Company’s audited consolidated financial statements appearing in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2005 (the “2005 Annual Report”).

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

Revenue Recognition

Revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Beazer Mortgage, the Company’s wholly-owned mortgage subsidiary, and the buyer has not made a sufficient initial investment as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 66, the revenue and gross profit on such sale is deferred until the sale of the related mortgage loan to a third-party investor has been completed. Revenue for condominiums under construction is recognized based on the percentage-of-completion method in accordance with SFAS 66 when certain criteria are met.

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

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period. Unearned compensation is now included in paid-in capital in accordance with SFAS 123R. As of June 30, 2006, there was $32.2 million of total unrecognized compensation cost related to nonvested stock. That cost is expected to be recognized over a weighted average period of 4.0 years. For the three months and nine months ended June 30, 2006, the Company’s total stock-based compensation expense was $5.5 million ($3.7 million net of tax) and $11.4 million ($7.8 million net of tax), respectively. Included in this total stock-based compensation expense was incremental expense for stock options of $2.2 million ($1.4 million net of tax) and $5.1 million ($3.2 million net of tax) for the three months and nine months ended June 30, 2006, respectively.

The following table summarizes nonvested stock awards as of June 30, 2006, as well as activity for the three and nine months then ended.

	Three Months Ended June 30, 2006		Nine Months Ended June 30, 2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	1,130,946	$47.49	739,137	$41.31
Granted	—	—	409,759	66.19
Vested	(89,077)	26.58	(96,690)	26.69
Forfeited	(306)	49.86	(10,643)	39.88
End of period	1,041,563	$49.43	1,041,563	$49.43

In addition, during the quarter ended June 30, 2006, employees surrendered 30,388 shares to the Company in payment of minimum tax obligations upon the vesting of restricted stock under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of $1.9 million, or approximately $63 per share.

The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the three and nine months ended June 30, 2005 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006, under those plans and consistent with SFAS 123R:

	June 30, 2005
	Three Months Ended	Nine Months Ended
Net income, as reported	$112,740	$98,100
Add: Stock-based employee compensation included in reported net income, net of related tax effect	2,073	5,172
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,868)	(7,890)
Pro forma net income	$111,945	$95,382

Net income per share:
Basic - as reported	$2.78	$2.43
Basic - pro forma	$2.76	$2.36

Diluted - as reported	$2.50	$2.24
Diluted - pro forma	$2.49	$2.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected life of options granted is computed using the mid-point between the vesting period and contractual life of the options granted. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. Expected discrete dividends of $0.10 per quarter are assumed in lieu of a continuously compounding dividend yield. There were no option grants in the third quarter of fiscal 2006 or 2005.

The following table summarizes stock options outstanding as of June 30, 2006 as well as activity during the three and nine months then ended:

	Three Months Ended		Nine Months Ended
	June 30, 2006		June 30, 2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,206,047	$30.48	1,654,751	$23.91
Granted	—	—	945,500	67.03
Exercised	(23,220)	22.94	(394,662)	18.01
Forfeited	(5,300)	48.14	(28,062)	40.87
Outstanding at end of period	2,177,527	$43.48	2,177,527	$43.48
Exercisable at end of period	703,029	$17.91	703,029	$17.91

At June 30, 2006, the weighted-average remaining contractual life for both all options outstanding and options currently exercisable was 6 years.

At June 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $25.2 million and $19.7 million, respectively. Valuations of the options granted and exercised during the period is as follows. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2006	2005	2006	2005

Weighted-average fair value of options granted	—	—	$29.17	$14.94
Intrinsic value of stock options excercised	$0.8 million	$3.7 million	$19.1 million	$10.2 million

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

(3) Inventory

	June 30,	September 30,
(in thousands)	2006	2005
Homes under construction	$1,730,534	$1,040,193
Development projects in progress	1,681,673	1,519,554
Unimproved land held for future development	13,867	44,809
Model homes	53,535	66,526
Consolidated inventory not owned	273,253	230,083
	$3,752,862	$2,901,165

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. Excluding model homes, Beazer Homes had 597 completed homes (valued at $129.6 million) at June 30, 2006 and 414 completed homes (valued at $72.2 million) at September 30, 2005 which were not subject to a sales contract. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

The Company acquires certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Beazer Homes’ obligation with respect to options with specific performance provisions is included on the Company’s consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, the Company’s liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $327.4 million at June 30, 2006. This amount includes letters of credit of approximately $55.4 million. Below is a summary of amounts, net of cash deposits, committed under all options at June 30, 2006 (in thousands):

Aggregate Exercise Price of Options
Options with specific performance	$8,973
Options without specific performance	2,867,939
Total options	$2,876,912

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

The Company has determined that Beazer Homes is the primary beneficiary of certain of these option contracts. The Company’s risk is generally limited to the option deposits that it pays, and creditors of the sellers generally have no recourse to the general credit of the Company. Although Beazer Homes does not have legal title to the optioned land, for those option contracts for which the Company is the primary beneficiary, Beazer Homes is required to consolidate the land under option at fair value. The Company believes that the exercise prices of its option contracts approximate their fair value. The Company’s condensed consolidated balance sheets at June 30, 2006 and September 30, 2005 reflect consolidated inventory not owned of $273.3 million and $230.1 million, respectively. Obligations related to consolidated inventory not owned totaled $198.7 million at June 30, 2006 and $166.2 million at September 30, 2005. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements. The above disclosures of amounts committed under options include Beazer Homes’ obligations related to consolidated inventory not owned.

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

The Company’s joint ventures typically obtain secured acquisition and development financing. In some instances, Beazer Homes and its joint venture partners have provided varying levels of guarantees of debt of the Company’s unconsolidated joint ventures. At June 30, 2006, the Company had a repayment guarantee of $11.3 million related to our portion of debt of one of our unconsolidated joint ventures and loan-to-value maintenance guarantees of $12.8 million related to certain of our unconsolidated joint ventures. The repayment guarantee requires the repayment of Beazer Homes’ share of debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowings. The loan-to-value maintenance guarantees only apply if the borrowings of the unconsolidated joint venture exceed a specified percentage of the value of the collateral (generally land and improvements) securing the borrowings. The Company has not recorded a liability for the non-contingent aspect of these guarantees as such amounts are not material. In assessing the need to record a liability for the contingent aspect of these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees and the financial condition of the applicable unconsolidated joint ventures. In addition, the Company monitors the fair value of the collateral of these unconsolidated joint ventures to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. To date, Beazer has not incurred any obligations related to repayment or loan-to-value maintenance guarantees. Based on these considerations, the Company has determined that it is remote that it will have to perform under the contingent aspects of these guarantees and, as a result, has not recorded a liability for the contingent aspects of these guarantees. To the extent the recording of a liability related to such guarantees would be required, the recognition of such liability would result in an increase to the carrying value of the Company’s investment in the associated joint venture.

(5) Interest

The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Capitalized interest in inventory, beginning of period	$66,130	$52,280	$51,411	$44,121
Interest incurred and capitalized	31,759	22,798	85,195	64,269
Capitalized interest amortized to cost of sales	(22,071)	(21,568)	(60,788)	(54,880)
Capitalized interest in inventory, end of period	$75,818	$53,510	$75,818	$53,510

(6) Earnings Per Share and Stockholders’ Equity

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic:
Net income	$102,624	$112,740	$296,888	$98,100
Weighted average common shares outstanding	39,435	40,497	40,281	40,400
Basic earnings per share	$2.60	$2.78	$7.37	$2.43

Diluted:
Net income	$102,624	$112,740	$296,888	$98,100
Interest on convertible debt - net of taxes	1,347	1,331	4,038	3,993
Net income available to common shareholders	$103,971	$114,071	$300,926	$102,093
Weighted average number of common shares outstanding	39,435	40,497	40,281	40,400
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	3,499	3,499	3,499	3,499
Options to acquire common stock	464	1,063	538	1,025
Contingent shares (performance based stock)	72	—	48	—
Nonvested restricted stock	459	607	543	586
Diluted weighted average common shares outstanding	43,929	45,666	44,909	45,510
Diluted earnings per share	$2.37	$2.50	$6.70	$2.24

Emerging Task Force Issue No. 04-8: The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”) requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Cos”) be included in diluted earnings per share computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price. EITF 04-8 applies to the Company’s 4 ⅝% Convertible Senior Notes issued in June 2004. Options to purchase 947,962 and 400,026 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2006, respectively, because the options’ exercise price was greater than the average market price of the common shares during that period and thus would be anti-dilutive. There were no anti-dilutive shares outstanding during the three or nine months ended June 30, 2005.

In June 2006, the Shareholder Rights Plan adopted in June 1996 by the Company’s Board of Directors expired. No rights issued under this plan were redeemed or exercised prior to expiration.

(7) Borrowings

At June 30, 2006 we had the following borrowings (in thousands):

	Maturity Date	Amount
Warehouse Line	January 2007	$31,811
Revolving Credit Facility	August 2009	20,000
8 5/8% Senior Notes*	May 2011	200,000
8 3/8% Senior Notes*	April 2012	350,000
6 1/2% Senior Notes*	November 2013	200,000
6 7/8% Senior Notes*	July 2015	350,000
8 1/8% Senior Notes*	June 2016	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000
Junior Subordinated Notes	July 2036	103,093
Other Notes Payable	Various Dates	85,765
Unamortized debt discounts		(3,766)
Total		$1,791,903

* Collectively, the “Senior Notes”

Warehouse Line – Effective January 11, 2006, Beazer Mortgage entered into a 364-day credit agreement with a number of banks to fund the origination of residential mortgage loans (the “Warehouse Line”). The Warehouse Line provides for a maximum available borrowing capacity of $250 million to $350 million based on commitment periods, as defined in the Warehouse Line, and is secured by certain mortgage loan sales and related property. The Warehouse Line is not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility. Beginning in the second quarter of fiscal 2006, Beazer Mortgage finances a portion of its mortgage lending activities with borrowings under the Warehouse Line. Borrowings under the Warehouse Line were $31.8 million and bore interest at 5.3% per annum as of June 30, 2006. Beazer Mortgage had a pipeline of loans in process of approximately $1.5 billion as of June 30, 2006 which may be financed either through the Warehouse Line or with third party investors.

The Warehouse Line contains various operating and financial covenants. The Company was in compliance with such covenants at June 30, 2006.

Revolving Credit Facility - In August 2005, we entered into a new four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks which was expanded in June 2006 to $1 billion and which matures in August 2009. The Revolving Credit Facility replaced our former $550 million revolving credit facility and $200 million term loan. The Revolving Credit Facility includes a $50 million swing line commitment and has a $350 million sublimit for the issuance of standby letters of credit. Substantially all of the Company’s significant subsidiaries are full and unconditional guarantors of the obligations under the Revolving Credit Facility (see Note 11). The Revolving Credit Facility contains various operating and financial covenants. The Company was in compliance with such covenants at June 30, 2006. The Company has the option to elect two types of loans under the Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both as defined in the Revolving Credit Facility).

Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable. At June 30, 2006, we had $20.0 million of borrowings outstanding, and had available borrowings of $769.9 million under the Revolving Credit Facility. The borrowings outstanding under the Revolving Credit Facility bore interest at 6.65% per annum as of June 30, 2006. There were no borrowings outstanding under the Revolving Credit Facility at September 30, 2005.

Senior Notes - The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes, and are jointly and severally liable for obligations under the Senior Notes and the Revolving Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

During the quarter ended June 30, 2006, the Company issued $275.0 million of 8 1/8% senior notes due in June 2016. Interest on the 8 1/8% notes is payable semi-annually. The Company may redeem these notes at any time, in whole or in part, at a redemption price equal to the principal amount thereof plus an applicable premium, as defined in the 8 1/8% notes, plus accrued and unpaid interest.

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At June 30, 2006, under the most restrictive covenants of each indenture, approximately $204.9 million of our retained earnings was available for cash dividends and for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

Junior Subordinated Notes - On June 15, 2006, the Company completed a private placement of $103.1 million of unsecured junior subordinated notes which mature on July 30, 2036 and are redeemable at par on or after July 30, 2011 and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly. These notes were issued to Beazer Capital Trust I, which simultaneously issued, in a private transaction, trust preferred securities and common securities with an aggregate value of $103.1 million to fund its purchase of these notes. The transaction is treated as debt in accordance with GAAP. The obligations relating to these notes and the related securities are subordinated to the Revolving Credit Facility and the Senior Notes.

Other Notes - We periodically acquire land through the issuance of notes payable. As of June 30, 2006 and September 30, 2005, we had outstanding notes payable of $85.8 million and $46.1 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 6.75% to 9.75% at June 30, 2006. These notes are secured by the real estate to which they relate.

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

As of June 30, 2006, there were eleven pending lawsuits related to such complaints received by Trinity. All eleven suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate. Additionally, a class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC. The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004.

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

Under the settlement, subject to Trinity’s timely performance of the specified assessments and remediation activities for homeowners who file claims, each homeowner releases Trinity, Beazer Homes Investment Corp. and other affiliated companies, including Beazer Homes, from the claims asserted in the class action lawsuit, claims arising out of external water intrusion, claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others. No appeals of the court’s order approving the settlement were received by the court within the timeframe established by the court. The Company sent out the claims notices on December 17, 2004, and the class members had until February 15, 2005 to file claims. A total of 1,312 valid claims were filed (of the 2,161 total class members), of which 613 complaints had been received prior to the Company’s receipt of the claim notices. Class members who did not file a claim by February 15, 2005 are no longer able to file a class action claim under the settlement or pursue an individual claim against Trinity. As of June 30, 2006, the Company had completed remediation of 742 homes related to 1,777 total Trinity claims.

Beazer Homes’ warranty reserves at June 30, 2006 and September 30, 2005 include accruals for the Company’s estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion and mold, including a provision for legal fees. Warranty reserves also include accruals for class action claims received, pursuant to the settlement discussed above, from class members who had not previously contacted Trinity with complaints.

The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred. Homes for which the Company receives complaints are classified into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.

As of June 30, 2006 and September 30, 2005, the Company accrued for its estimated cost to remediate homes that it had assessed and assigned to one of the above categories, as well as the Company’s estimated cost to remediate those homes for which an assessment had not yet been performed. For purposes of the Company’s accrual, the Company has historically assigned homes not yet assessed to categories based on its expectations about the extent of damage and trends observed from the results of assessments performed to date. In addition, the Company’s cost estimation process considers the subdivision of the claimant along with the categorization discussed above. Once a home is categorized, detailed budgets are used as the basis to prepare the Company’s estimated costs to remediate such home.

During fiscal 2004, the Company initiated a program under which it offered to repurchase a limited number of homes from specific homeowners. The program was concluded during the first quarter of fiscal 2005. The Company has repurchased a total of 54 homes under the program. During the nine months ended June 30, 2006, the Company sold nine of the repurchased homes, bringing the total homes sold to date to 19. The remaining 35 homes were acquired for an aggregate purchase price of $11.4 million. The accrual at June 30, 2006 includes the estimated costs to sell homes that the Company has repurchased, and the Company’s estimated losses on the sale of those homes, if any.

The following accruals at June 30, 2006 represent the Company’s best estimates of the costs to resolve all asserted complaints associated with Trinity moisture intrusion and related mold issues. The Company regularly reviews its estimates of these costs. Since the commencement of the remediation program, the Company’s remediation cost per home has continued to decrease as homes requiring more extensive repairs were addressed first and the Company’s internal processes and procedures, including enhanced contractor bid negotiations and inspections, improved as experience gained in addressing these issues has yielded meaningful benefits on a per home basis. During the three months and nine months ended June 30, 2006, the Company reassessed its estimate of these costs and the related accruals and recorded reductions in the accrual of $15.2 million and $21.7 million, respectively, based on historical experience in resolving claims to date, the number of homes remediated and current estimates to resolve remaining claims. Changes in the accrual for Trinity moisture intrusion and related mold issues during the period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance at beginning of period	$69,481	$86,735	$80,708	$42,173
Provisions (reductions)	(15,200)	—	(21,700)	55,000
Payments	(2,636)	(2,814)	(7,363)	(13,252)
Balance at end of period	$51,645	$83,921	$51,645	$83,921

Actual costs to assess and remediate homes in each category and subdivision, the extent of damage to homes not yet assessed, estimates of costs to sell the remaining repurchased homes, and losses on such sales could differ from the Company’s estimates. As a result, the costs to resolve existing complaints could differ from the Company’s recorded accruals and have a material adverse effect on the Company’s earnings in the periods in which the matters are resolved. Additionally, it is possible that the Company will incur additional losses related to these matters, including additional losses related to homes for which the Company has not yet received complaints.

In addition, for the three and nine months ended June 30, 2006, the Company’s gross profit includes a gain of $4.3 million related to defense, investigative and remediation cost reimbursements from its insurance carriers and sub-contractors related to the Trinity litigation.

Warranty Reserves – Beazer Homes provides a limited warranty (ranging from one to two years) of workmanship and materials with each of its homes. Such warranty covers defects in plumbing, electrical, heating, cooling and ventilating systems and construction defects. In addition, the Company provides a limited warranty (generally ranging from a minimum of five years up to the period covered by the applicable statute of repose) with each home, covering only certain defined construction defects. The Company also provides a defined structural element warranty with single-family homes and townhomes in certain states. Since Beazer Homes subcontracts its homebuilding work to subcontractors who generally provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work, many claims relating to workmanship and materials are the primary responsibility of the subcontractors.

As noted above, the Company’s warranty reserves at June 30, 2006 and September 30, 2005 include accruals for Trinity moisture intrusion and related mold issues. Warranty reserves are included in other payables and accrued liabilities in the condensed consolidated balance sheets. The Company records reserves covering anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. While the Company believes that its warranty reserves are adequate, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve.

Changes in the Company’s warranty reserves, which include amounts related to the Trinity moisture intrusion and mold issues discussed above, during the period are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance at beginning of period	$124,992	$136,715	$138,033	$86,163
Provisions (reductions)	(9,059)	11,452	2,523	83,748
Payments	(13,645)	(11,130)	(38,268)	(32,874)
Balance at end of period	$102,288	$137,037	$102,288	$137,037

Other Contingencies - The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions, including matters relating to moisture intrusion and related mold claims, construction defects and product liability. Certain of the liabilities resulting from these actions are covered in whole or part by insurance. With respect to certain general liability exposures, including construction defect, moisture intrusion and related mold claims and product liability claims, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. In particular, for construction defect liability there is some degree of uncertainty related to the recoverability of insurance proceeds, when losses occur, the size of each loss, expectations for future interpretive rulings concerning contract provisions, possible recovery against other responsible parties, and the extent to which the assertion of these claims will expand geographically. In the Company’s opinion, based on its current assessment, the ultimate resolution of these matters will not have a material adverse effect on Beazer Homes’ financial condition, results of operations, or cash flows.

We had performance bonds and outstanding letters of credit of approximately $731.0 million and $77.6 million, respectively, at June 30, 2006 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $67.5 million relating to our land option contracts discussed in Note 3. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

(9) Stock Repurchase Program

On November 18, 2005, as part of an acceleration of Beazer’s comprehensive plan to enhance stockholder value, the Company’s Board of Directors authorized an increase in the Company’s stock repurchase plan to ten million shares of the Company’s common stock. The Company has entered into a plan under Rule 10b5-1 of the Securities Act of 1934 to execute a portion of the share repurchase program, and may also make opportunistic purchases in the open market or in privately negotiated transactions. During the nine months ended June 30, 2006, the Company repurchased approximately 3.1 million shares for an aggregate purchase price of $183.3 million or approximately $59 per share pursuant to the plan.

(10) Segment Information

As defined in SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”, we have 31 homebuilding operating segments operating in 22 states and one financial services segment. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues in our financial services segment are derived primarily from mortgage originations provided predominantly to customers of our homebuilding operations. We have aggregated our homebuilding segments into four reportable segments, described below, for our homebuilding operations and one reportable segment for our financial services operations. The segments reported have been determined to have similar economic characteristics including similar historical and expected future operating performance, employment trends, land acquisition and land constraints, and municipality behavior and meet the other aggregation criteria in SFAS 131. The reportable homebuilding segments, and all other homebuilding operations not required to be reported separately, include operations conducting business in the following states:

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenue
West	$389,934	$533,667	$1,230,380	$1,334,306
Mid-Atlantic	232,373	211,279	664,987	500,884
Florida	108,551	139,181	421,901	317,241
Southeast	215,708	197,333	581,610	488,732
Other homebuilding	250,362	202,219	656,887	514,906
Financial Services	12,392	13,708	36,505	35,872
Intercompany elimination	(5,782)	(4,160)	(14,025)	(10,639)
Consolidated total	$1,203,538	$1,293,227	$3,578,245	$3,181,302

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Operating income
West	$60,340	$117,716	$211,321	$298,198
Mid-Atlantic	53,336	50,706	155,952	111,263
Florida	17,797	18,594	86,684	41,567
Southeast	25,350	18,298	52,026	31,092
Other homebuilding	1,895	3,411	(4,516)	8,516
Financial Services	2,230	4,132	5,472	9,881
Segment operating income	160,948	212,857	506,939	500,517
Corporate and unallocated (a)	(5,053)	(34,220)	(46,590)	(269,116)
Total operating income	155,895	178,637	460,349	231,401
Equity in earnings of unconsolidated joint ventures	127	2,951	809	3,150
Other income, net	1,480	987	7,165	4,987
Income before income taxes	$157,502	$182,575	$468,323	$239,538

	June 30, 2006	September 30, 2005
Assets
West	$1,358,359	$992,959
Mid-Atlantic	631,396	520,787
Florida	437,766	308,102
Southeast	447,449	376,417
Other homebuilding	664,430	626,032
Financial Services	129,555	92,730
Corporate and unallocated (b)	714,654	853,489
Consolidated total	$4,383,609	$3,770,516

(a)   Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs.  The three and nine months ended June 30, 2006 include reductions of $15.2 million and $21.7 million, respectively, in the accrual and costs related to construction defect claims for water intrusion in Indiana (see Note 8).  The nine months ended June 30, 2005 includes $55.0 million of warranty expenses associated with construction defect claims from water intrusion in Indiana.  The nine months ended June 30, 2005 also include a $130.2 million non-cash, non-tax deductible goodwill impairment charge to write-off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina.

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

Beazer Homes USA, Inc.

Condensed Consolidating Balance Sheet Information

June 30, 2006

(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	Adjustments	USA, Inc.
ASSETS
Cash and cash equivalents	$138,784	$(121,517)	$6,343	$756	$—	$24,366
Accounts receivable	—	116,149	1,899	281	—	118,329
Owned inventory	—	3,479,609	—	—	—	3,479,609
Consolidated inventory not owned	—	273,253	—	—	—	273,253
Residential mortgage loans available-for-sale	—	—	31,267	—	—	31,267
Investments in and advances to unconsolidated joint ventures	3,093	119,220	—	—	—	122,313
Deferred tax assets	68,911	—	—	—	—	68,911
Property, plant and equipment, net	—	29,137	786	57	—	29,980
Goodwill	—	121,368	—	—	—	121,368
Investments in subsidiaries	1,759,767	—	—	—	(1,759,767)	—
Intercompany	1,506,778	(1,580,269)	50,490	23,001	—	—
Other assets	24,074	77,112	934	12,093	—	114,213
Total assets	$3,501,407	$2,514,062	$91,719	$36,188	$(1,759,767)	$4,383,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	127,431	147,079	43	71	—	$274,624
Other payables and accrued liabilities	68,585	401,454	2,962	14,272	—	487,273
Obligations related to consolidated inventory not owned	—	198,745	—	—	—	198,745
Revolving credit facility	20,000	—	—	—	—	20,000
Senior notes (net of discounts of $3,766)	1,551,234	—	—	—	—	1,551,234
Junior subordinated notes	103,093	—	—	—	—	103,093
Warehouse line	—	—	31,811	—	—	31,811
Other notes payable	—	85,765	—	—	—	85,765
Total liabilities	1,870,343	833,043	34,816	14,343	—	2,752,545

Stockholders’ equity	1,631,064	1,681,019	56,903	21,845	(1,759,767)	1,631,064

Total liabilities and stockholders’ equity	$3,501,407	$2,514,062	$91,719	$36,188	$(1,759,767)	$4,383,609

(a) Prior to August 2005, Beazer Mortgage Corp. (“BMC”) was a guarantor of the Senior Notes and Revolving Credit Facility.  Effective August 2005, BMC is no longer a guarantor of the Revolving Credit Facility and effective January 2006, BMC is no longer a guarantor of the Senior Notes.

Beazer Homes USA, Inc.

Condensed Consolidating Balance Sheet Information

September 30, 2005

(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	Adjustments	USA, Inc.
ASSETS
Cash and cash equivalents	$386,423	$(90,238)	$230	$683	$—	$297,098
Accounts receivable	—	157,523	2,775	1,582	—	161,880
Owned inventory	—	2,663,792	—	—	7,290	2,671,082
Consolidated inventory not owned	—	230,083	—	—	—	230,083
Investments in and advances to unconsolidated joint ventures	—	78,571	—	—	—	78,571
Deferred tax assets	101,329	—	—	—	—	101,329
Property, plant and equipment, net	—	27,550	817	—	—	28,367
Goodwill	—	121,368	—	—	—	121,368
Investments in subsidiaries	1,639,405	—	—	—	(1,639,405)	—
Intercompany	745,018	(820,519)	53,074	22,427	—	—
Other assets	20,123	49,473	293	10,849	—	80,738
Total assets	$2,892,298	$2,417,603	$57,189	$35,541	$(1,632,115)	$3,770,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$141,312	$242	$69	$—	$141,623
Other payables and accrued liabilities	115,023	503,352	2,162	12,827	2,742	636,106
Intercompany	(3,295)	—	—	3,295	—	—
Obligations related to consolidated inventory not owned	—	166,163	—	—	—	166,163
Senior notes (net of discounts of $4,118)	1,275,882	—	—	—	—	1,275,882
Other notes payable	—	46,054	—	—	—	46,054
Total liabilities	1,387,610	856,881	2,404	16,191	2,742	2,265,828

Stockholders’ equity	1,504,688	1,560,722	54,785	19,350	(1,634,857)	1,504,688

Total liabilities and stockholders’ equity	$2,892,298	$2,417,603	$57,189	$35,541	$(1,632,115)	$3,770,516

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Income Information

Quarter Ended June 30, 2006

(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	Adjustments	USA, Inc.

Total revenue	$—	$1,195,175	$12,392	$1,753	$(5,782)	$1,203,538

Home construction and land sales expenses	22,071	877,942	—	—	(5,782)	894,231
Gross profit	(22,071)	317,233	12,392	1,753	—	309,307
Selling, general and administrative expenses	—	142,761	10,162	489	—	153,412
Operating income (loss)	(22,071)	174,472	2,230	1,264	—	155,895
Equity in income of unconsolidated joint ventures	—	127	—	—	—	127
Royalty and management fee expense	(9,582)	10,288	(706)	—	—	—
Other income, net	—	1,461	—	19	—	1,480
Income (loss) before income taxes	(31,653)	186,348	1,524	1,283	—	157,502
Provision for income taxes	(11,870)	65,698	571	479	—	54,878
Equity in income of subsidiaries	122,407	—	—	—	(122,407)	—
Net income (loss)	$102,624	$120,650	$953	$804	$(122,407)	$102,624

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Income Information

Three Months Ended June 30, 2005

(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	Adjustments	USA, Inc.

Total revenue	$—	$1,281,692	$13,708	$1,987	$(4,160)	$1,293,227

Home construction and land sales expenses	22,798	945,061	—	—	(4,160)	963,699
Gross profit	(22,798)	336,631	13,708	1,987	—	329,528
Selling, general and administrative expenses	—	141,216	10,435	470	(1,230)	150,891
Goodwill impairment charge	—	—	—	—	—	—
Operating income (loss)	(22,798)	195,415	3,273	1,517	1,230	178,637
Equity in income of unconsolidated joint ventures	—	2,951	—	—	—	2,951
Other income, net	—	987	—	—	—	987
Income (loss) before income taxes	(22,798)	199,353	3,273	1,517	1,230	182,575
Provision for income taxes	(8,720)	76,255	1,252	578	470	69,835
Equity in income of subsidiaries	126,818	—	—	—	(126,818)	—
Net income (loss)	$112,740	$123,098	$2,021	$939	$(126,058)	$112,740

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Income Information

Nine Months Ended June 30, 2006

(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	Adjustments	USA, Inc.

Total revenue	$—	$3,550,354	$36,505	$5,411	$(14,025)	$3,578,245

Home construction and land sales expenses	60,788	2,634,850	—	—	(14,025)	2,681,613
Gross profit	(60,788)	915,504	36,505	5,411	—	896,632
Selling, general and administrative expenses	—	403,829	31,033	1,421	—	436,283
Operating income (loss)	(60,788)	511,675	5,472	3,990	—	460,349
Equity in income of unconsolidated joint ventures	—	809	—	—	—	809
Royalty and management fee expense	43,467	(41,384)	(2,083)	—	—	—
Other income, net	—	7,165	—	—	—	7,165
Income (loss) before income taxes	(17,321)	478,265	3,389	3,990	—	468,323
Provision for income taxes	(6,496)	175,165	1,271	1,495	—	171,435
Equity in income of subsidiaries	307,713	—	—	—	(307,713)	—
Net income (loss)	$296,888	$303,100	$2,118	$2,495	$(307,713)	$296,888

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Income Information

Nine Months Ended June 30, 2005

(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	Adjustments	USA, Inc.

Total revenue	$—	$3,151,148	$35,872	$4,921	$(10,639)	$3,181,302

Home construction and land sales expenses	64,269	2,402,481	—	—	(10,639)	2,456,111
Gross profit	(64,269)	748,667	35,872	4,921	—	725,191
Selling, general and administrative expenses	—	342,762	28,868	1,314	(9,389)	363,555
Goodwill impairment charge	—	130,235	—	—	—	130,235
Operating income (loss)	(64,269)	275,670	7,004	3,607	9,389	231,401
Equity in income of unconsolidated joint ventures	—	3,150	—	—	—	3,150
Other income, net	—	4,987	—	—	—	4,987
Income (loss) before income taxes	(64,269)	283,807	7,004	3,607	9,389	239,538
Provision for income taxes	(24,583)	158,371	2,679	1,380	3,591	141,438
Equity in income of subsidiaries	137,786	—	—	—	(137,786)	—
Net income (loss)	$98,100	$125,436	$4,325	$2,227	$(131,988)	$98,100

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Cash Flows Information

Nine Months Ended June 30, 2006

(in thousands)

			Beazer		Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	USA, Inc.
Net cash (used in)/provided by operating activities	$(31,662)	$(523,658)	$(27,078)	$3,970	$(578,428)

Cash flows from investing activities:
Capital expenditures	—	(8,931)	(272)	(28)	(9,231)
Investments in unconsolidated joint ventures	(3,093)	(41,782)	—	—	(44,875)
Distributions from unconsolidated joint ventures	—	3,911	—	—	3,911
Net cash used in investing activities	(3,093)	(46,802)	(272)	(28)	(50,195)

Cash flows from financing activities:
Borrowings under credit facilities	1,245,700	—	119,331	—	1,365,031
Repayment of credit facilities	(1,225,700)	—	(87,520)	—	(1,313,220)
Borrowings under senior notes	275,000	—	—	—	275,000
Borrowings under junior subordinated notes	103,093	—	—	—	103,093
Debt issuance costs	(4,999)	—	(932)	—	(5,931)
Repayment of other notes payable	—	(13,555)	—	—	(13,555)
Treasury stock purchases	(183,329)	—	—	—	(183,329)
Common stock redeemed	(1,924)	—	—	—	(1,924)
Proceeds from stock option exercises	7,107	—	—	—	7,107
Tax benefit from stock transactions	8,438	—	—	—	8,438
Dividends paid	(12,250)	—	—	—	(12,250)
Net change in book overdraft	127,431	—	—	—	127,431
Advances to/from subsidiaries	(551,451)	552,736	2,584	(3,869)	—
Net cash provided/(used) by financing activities	(212,884)	539,181	33,463	(3,869)	355,891
(Decrease)/increase in cash and cash equivalents	(247,639)	(31,279)	6,113	73	(272,732)
Cash and cash equivalents at beginning of period	386,423	(90,238)	230	683	297,098
Cash and cash equivalents at end of period	$138,784	$(121,517)	$6,343	$756	$24,366

Beazer Homes USA, Inc.

Condensed Consolidating Statement of Cash Flows Information

Nine Months Ended June 30, 2005

(in thousands)

			Beazer		Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	USA, Inc.
Net cash provided by/(used in) operating activities	$(384,839)	$(31,322)	$3,033	$(1,249)	$(414,377)

Cash flows from investing activities:
Capital expenditures	—	(10,435)	(240)	—	(10,675)
Investments in unconsolidated joint ventures	—	(34,415)	—	—	(34,415)
Distributions from unconsolidated joint ventures	—	2,119	—	—	2,119
Net cash used in investing activities	—	(42,731)	(240)	—	(42,971)

Cash flows from financing activities:
Borrowings under credit facilities	399,700	—	—	—	399,700
Repayment of credit facilities	(599,700)	—	—	—	(599,700)
Borrowings under senior notes	297,486	—	—	—	297,486
Debt issuance costs	(5,411)	—	—	—	(5,411)
Repayment of other notes payable	(9,443)	—	—	—	(9,443)
Proceeds from stock option exercises	3,561	—	—	—	3,561
Dividends paid	(9,706)	—	—	—	(9,706)
Net change in book overdraft	68,079	—	—	—	68,079
Advances to/from subsidiaries	(130,563)	131,966	(3,260)	1,857	—
Net cash provided/(used) by financing activities	14,003	131,966	(3,260)	1,857	144,566
(Decrease)/increase in cash and cash equivalents	(370,836)	57,913	(467)	608	(312,782)
Cash and cash equivalents at beginning of period	392,110	(72,262)	693	339	320,880
Cash and cash equivalents at end of period	$21,274	$(14,349)	$226	$947	$8,098

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

Recent Accounting Pronouncements:  In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

RESULTS OF OPERATIONS:

	Three Months Ended June 30,		Nine Months Ended June 30,
($ in thousands)	2006	2005	2006	2005
Revenues:
Homebuilding (a)	$1,178,360	$1,262,890	$3,491,646	$3,126,302
Land and lot	18,568	20,789	64,119	29,767
Financial Services	12,392	13,708	36,505	35,872
Intercompany elimination	(5,782)	(4,160)	(14,025)	(10,639)
Total	$1,203,538	$1,293,227	$3,578,245	$3,181,302

Gross profit:
Homebuilding	$300,058	$312,877	$861,434	$683,535
Land and lot	(3,143)	2,943	(1,307)	5,784
Financial Services	12,392	13,708	36,505	35,872
Total	$309,307	$329,528	$896,632	$725,191

(a) Homebuilding revenues for the nine months ended June 30, 2006 exclude $8.3 million of revenue deferred in accordance with SFAS 66 for certain homes with mortgages originated by Beazer Mortgage for which the sale of the related mortgage loan to a third-party investor had not been completed as of June 30, 2006.

	Three Months Ended June 30,		Nine Months Ended June 30,
($ in thousands)	2006	2005	2006	2005
Selling, general and administrative (SG&A) expenses:
Homebuilding	$143,250	$141,315	$405,250	$337,564
Financial Services	10,162	9,576	31,033	25,991
Total	$153,412	$150,891	$436,283	$363,555

As a percentage of total revenue:

Gross margin	25.7%	25.5%	25.1%	22.8%

SG&A - homebuilding	11.9%	10.9%	11.3%	10.6%
SG&A - Financial Services	0.8%	0.7%	0.9%	0.8%

Revenues: Revenues decreased by 6.9% for the three months ended June 30, 2006 from the same period in the prior year as a 10.3% decrease in the number of homes closed more than offset the 3.5% increase in average sales price of homes closed during the respective periods.  The decrease in revenues and home closings reflects the impact of competition from increases in both existing and new homes for sale, higher than normal cancellation rates and an increase in the use of sales discounts in many of our markets.  Decreased home closings in our West and Florida segments were only partially offset by increased closings in the majority of our Southeast, Mid-Atlantic and other markets.  Specifically, prior quarter community opening delays, higher than normal cancellations and moderation of demand compared to last year resulted in decreased closings in California.  Average sales price increased in most of our regions due to the residual effects of price appreciation realized in prior quarters.  Prices increased most significantly in our Florida and Southeast regions.

Revenues increased by 12.5% for the nine months ended June 30, 2006 compared to the same period in the prior year.  Homes closed increased by 3.8% from 11,807 in fiscal 2005 to 12,258 in fiscal 2006.  Home closings increased in a majority of the markets in the Company’s Florida and Mid-Atlantic regions, our Texas, Colorado, Indiana and Kentucky markets and in parts of the Southeast and West regions, including South Carolina Georgia and Arizona.  These increases were partially offset by declines in Nevada and many of our California markets in the West region, and parts of Tennessee and North Carolina in the Southeast region.  The average sales price of homes closed increased by 7.7%, to $285,200 from $264,800 for the nine months ended June 30, 2006 and 2005, respectively.  Average sales price increased in the majority of our markets, due primarily to product mix and constraints on the supply of available housing in many of our markets.  Year to date, prices increased most significantly in our Florida and Southeast regions.

In addition, we had approximately $64.1 million of land and lot sales for the nine months ended June 30, 2006 compared to $29.8 million in the same period of fiscal 2005 as we continued to review opportunities to minimize underperforming investments, exited a number of less profitable positions, and reallocated funds to investments that will optimize overall returns.

New Orders and Backlog: New orders decreased by 15.8% during the three-month period ended June 30, 2006 to 4,378 units, compared to 5,202 units for the same period in the prior year.  The decrease in new home orders for the quarter resulted from decreases in almost all of the markets in our West and Florida regions, Maryland and New Jersey in our Mid-Atlantic region and our Indiana and Ohio markets, offset slightly by increases in several markets in our Southeast region and in our Virginia, Delaware, Texas and Colorado markets.  These decreases were driven by moderating demand coupled with higher cancellations compared to the prior fiscal year.  In addition, declines in Nevada and Northern California also resulted from delays in community openings and higher cancellations and moderating incremental demand due to higher existing inventories.  The decrease in new orders and backlog in Indiana was also due in part to our decision to exit two sub-markets in Indiana.

New orders decreased to 12,474 units, or 10.8%, during the nine-month period ended June 30, 2006, compared to 13,986 units for the same period in the prior year.  Orders decreased by 20.3% in our Mid-Atlantic region and 37.4% in our West region compared to the same nine-month period a year ago due to lower demand and higher cancellations compared to the extremely high number of new orders received in the first nine months of fiscal year 2005.  Orders also decreased 9.1% in our Florida region, primarily related to increased competition and moderating demand in our Ft. Myers and Jacksonville markets.  These decreases were partially offset by increased orders of 8.4% in our Southeast region, and 48.0% and 24.1% in our Texas and Colorado markets, respectively, primarily attributable to strong new orders in the first quarter of the fiscal year.

The aggregate dollar value of homes in backlog of $2.9 billion at June 30, 2006 decreased 8.6% from $3.1 billion at June 30, 2005, reflecting an 11.2% decrease in the number of homes in backlog offset partially by a 2.8% increase in the average price of homes in backlog, from $293,500 at June 30, 2005 to $301,800 at June 30, 2006.  The decrease in the number of homes in backlog is driven primarily by decreased order trends in the majority of markets in our West, Mid-Atlantic and Florida regions partially driven by timing issues associated with community openings in Nevada and California.  The increase in average price of homes in backlog is due to the success we are experiencing in diversifying our product offerings and relatively favorable pricing year-over-year in many of our major markets offset slightly by a decrease in the relative percentage of backlog in our higher-priced markets.

Gross Margin: Our gross margin was 25.7% in the third quarter of fiscal 2006 compared to 25.5% for the third quarter of fiscal 2005 due primarily to margin improvements in our Mid-Atlantic, Florida and Southeast regions and the $15.2 million reduction in warranty accruals and $4.3 million of insurance and sub-contractor reimbursements related to progress made in addressing Trinity related mold and water intrusion issues (see Note 8 to the Unaudited Condensed Consolidated Financial Statements).  These improvements were offset by margin pressures in our West region and approximately $12 million in costs incurred to exit certain less profitable markets and land option contracts.

Our gross margin was 25.1% for the first nine months of fiscal 2006 compared to 22.8% for the comparable period of fiscal 2005.  Included in home construction and land sales expenses were $22.4 million and $2.9 million of costs related to the abandonment of projects and write-off of deposits on cancelled land option contracts for the nine months ended June 30, 2006 and 2005, respectively.  Our gross margin for the nine months ended June 30, 2005 was negatively impacted by both $55.0 million of expenses associated with the Trinity class action settlement and $14.0 million of other warranty costs.  Our gross margin for the nine months ended June 30, 2006 was favorably impacted by a $21.7 million reduction of the accrual for the Trinity related costs offset partially by margin pressures in our West region and the aforementioned costs related to exit certain less profitable markets and land option contracts.

Selling, General and Administrative Expense:  Selling, general and administrative expense (SG&A) totaled $153.4 million and $436.3 million for the three and nine months ended June 30, 2006 and $150.9 million and $363.5 million for the three and nine months ended June 30, 2005, respectively.  The increase in SG&A expense during the periods presented is primarily related to costs associated with a number of strategic company-wide programs and higher sales commissions.

Segment Analysis ($ in thousands)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2006	Change	2005	2006	Change	2005
West
New orders, net	861	(41.2)%	1,464	2,799	(37.4)%	4,473
Closings	1,037	(36.4)	1,630	3,294	(17.1)	3,972
Backlog units	2,499	(28.8)	3,508	2,499	(28.8)	3,508
Average sales price per home closed	$370.8	13.3	$327.4	$368.6	9.7	$335.9
Homebuilding revenue	$388,046	(27.3)	$533,667	$1,209,295	(9.4)	$1,334,306
Land & lot sale revenue	$1,888	N/A	$—	$21,085	N/A	$—
Gross profit	$102,592	(33.8)	$154,974	$316,130	(17.2)	$381,823
Operating income	$60,340	(48.7)	$117,716	$211,321	(29.1)	$298,198

Mid-Atlantic
New orders, net	461	(10.3)	514	1,261	(20.3)	1,582
Closings	477	8.7	439	1,432	21.9	1,175
Backlog units	1,022	(29.7)	1,454	1,022	(29.7)	1,454
Average sales price per home closed	$478.4	1.3	$472.3	$461.5	9.9	$420.0
Homebuilding revenue	$232,123	12.0	$207,330	$664,737	34.7	$493,515
Land & lot sale revenue	$250	(93.7)	$3,949	$250	(96.6)	$7,369
Gross profit	$75,586	10.1	$68,661	$215,948	39.4	$154,896
Operating income	$53,336	5.2	$50,706	$155,952	40.2	$111,263

Florida
New orders, net	380	(35.7)	591	1,453	(9.1)	1,599
Closings	362	(31.4)	528	1,375	11.4	1,234
Backlog units	1,337	(14.6)	1,565	1,337	(14.6)	1,565
Average sales price per home closed	$299.9	13.8	$263.6	$306.8	19.5	$256.7
Homebuilding revenue	$108,551	(22.0)	$139,181	$421,901	33.2	$316,745
Land & lot sale revenue	$—	N/A	$—	$—	N/A	$496
Gross profit	$33,431	0.5	$33,263	$132,430	72.2	$76,883
Operating income	$17,797	(4.3)	$18,594	$86,684	108.5	$41,567

	Three Months Ended June 30,				Nine Months Ended June 30,
	2006	Change		2005	2006	Change		2005
Southeast
New orders, net	1,295	4.3%		1,242	3,315	8.4%		3,059
Closings	1,033	10.7		933	2,818	7.8		2,613
Backlog units	2,251	23.5		1,823	2,251	23.5		1,823
Average sales price per home closed	$209.1	5.0		$199.2	$206.4	13.0		$182.6
Homebuilding revenue	$215,036	15.7		$185,873	$579,705	21.5		$477,119
Land & lot sale revenue	$672	(94.1)		$11,460	$1,905	(83.6)		$11,613
Gross profit	$49,656	25.5		$39,558	$121,468	44.2		$84,242
Operating income	$25,350	38.5		$18,298	$52,026	67.3		$31,092

Other homebuilding
New orders, net	1,381	(0.7)		1,391	3,646	11.4		3,273
Closings	1,247	13.3		1,101	3,339	18.7		2,813
Backlog units	2,340	2.4		2,285	2,340	2.4		2,285
Average sales price per home closed	$188.8	5.6		$178.8	$184.8	3.0		$179.4
Homebuilding revenue	$234,604	19.2		$196,839	$616,008	22.1		$504,617
Land & lot sale revenue	$15,758	192.9		$5,380	$40,879	297.3		$10,289
Gross profit	$32,175	9.6		$29,364	$81,407	7.2		$75,944
Operating income	$1,895	(44.4)		$3,411	$(4,516)	(153.0)		$8,516

Financial Services
Number of mortgage originations	2,747	(3.9)		2,859	8,020	13.4		7,073
Capture rate	66%	441	bps	62%	65%	529	bps	60%
Revenues	$12,392	(9.6)		$13,708	$36,505	1.8		$35,872
Operating income	$2,230	(46.0)		$4,132	$5,472	(44.6)		$9,881

West:  Homebuilding revenues decreased for the three months and nine months ended June 30, 2006 compared to the same periods of the prior year due to decreased closings across the markets offset slightly by increased average sales prices in this segment. Declines in closings were due to softer market conditions, increased competition in both new and existing home sales, higher cancellations and prior quarter delayed community openings.  Gross margins were 26.3% and 25.7% for the three and nine months ended June 30, 2006 compared to 29.0% and 28.6% for the comparable periods of fiscal 2005. Operating margins were 15.5% and 17.2% for the three and nine months ended June 30, 2006 compared to 22.1% and 22.3% for the three and nine months ended June 30, 2005.  The decrease in gross margins is primarily due to softer market conditions in our California markets and increased costs for subdivision maintenance throughout the region.  In addition, operating margins have also been negatively impacted by increased sales commissions required to generate sales in the softer market conditions.

Mid-Atlantic:  Increased closings and higher average sales prices resulted in increased homebuilding revenues for both the three and nine months ended June 30, 2006 compared to June 30, 2005, respectively. For the three months ended June 30, 2006 and 2005, gross margins were 32.5%.  For the nine months ended June 30, 2006 and 2005, gross margins were 32.5% and 30.9%, respectively.  Operating margins were 23.0% and 23.5% for the three and nine months ended June 30, 2006 compared to 24.0% and 22.2% for the three and nine months ended June 30, 2005.  Operating margins for the quarter ended June 30, 2006 were impacted by increased commissions and marketing costs.  The increase in both gross and operating margins for the nine months ended

June 30, 2006 is primarily due to a strong pricing environment during the first quarter of fiscal 2006 and the related increased contribution from higher average sales prices.

Florida:  Homebuilding revenues decreased for the quarter ended June 30, 2006 as compared to the same period of fiscal 2005 primarily related to decreased closings in a majority of our markets due to increased competition and moderating demand.  Homebuilding revenues increased for the nine months ended June 30, 2006 compared to the same period of the prior year due to increased closings and increased average sales prices primarily generated in the first six months of fiscal 2006 compared to fiscal 2005.  Gross margins increased to 30.8% and 31.4% for the three and nine months ended June 30, 2006, respectively, from 23.9% and 24.2% for the comparable periods of fiscal 2005.  Operating margins increased to 16.4% and 20.5% for the three and nine months ended June 30, 2006, respectively, from 13.4% and 13.1% for the comparable periods of fiscal 2005. The increase in gross and operating margins from fiscal 2005 to fiscal 2006 is primarily due to the aforementioned increase in average sales prices, which resulted in a higher leverage of fixed overhead.

Southeast:  For the three and nine months ended June 30, 2006 compared to June 30, 2005, homebuilding revenues increased in our Southeast region driven by increased average sales prices in most of our markets and increased closings in the majority of our South Carolina markets.  New product offerings in Georgia and the South Carolina markets, including our Atlantic Station community near downtown Atlanta, and an improved product mix throughout the region contributed toward the increased average sales prices.  Gross margins increased to 23.0% and 20.9% for the three and nine months ended June 30, 2006, respectively, from 20.0% and 17.2% for the comparable periods of fiscal 2005.  Operating margins increased to 11.8% and 8.9% for the three and nine months ended June 30, 2006, respectively, from 9.3% and 6.4% for the comparable periods of fiscal 2005. The three months ended June 30, 2006 compared to the third quarter of fiscal 2005 benefited from a $5.0 million reduction in warranty related accruals as pending litigation was settled favorably. Fiscal year-to-date 2006 improved relative to fiscal 2005 due to the absence of $14 million of warranty related expenses taken in the quarter ended March 31, 2005, the aforementioned warranty accrual reductions and $5.6 million of insurance recoveries recorded in the first six months of fiscal 2006.

Other homebuilding:  The increase in homebuilding revenues for the three and nine months ended June 30, 2006 from June 30, 2005 reflected strong closings in a majority of our markets, including our Texas markets.  This revenue growth was partially offset by pricing pressures in our Colorado and Ohio markets.  Gross margins for our other homebuilding markets decreased from 14.5% and 14.7% for the three and nine months ended June 30, 2005, respectively, to 12.9% and 12.4% for comparable periods of fiscal 2006.  Operating margins decreased from 1.7% for both the three and nine months ended June 30, 2005, to 0.8% and -0.7% for comparable periods of fiscal 2006.  The decrease in fiscal 2006 margins when compared to fiscal 2005 was primarily due to pricing pressures in our Colorado and Ohio markets and additional costs related to our decision to exit certain sub-markets in Indiana and Memphis, Tennessee of $0.8 million and $6.0 million for the three and nine months ended June 30, 2006, respectively.

Financial Services:  Our capture rate (the percentage of mortgages we originate as a percentage of homes closed) of mortgages originated for customers of our homebuilding business, which is the most significant source of revenue in this segment, increased for the three and nine months ended June 30, 2006 from fiscal 2005 due primarily to our continued focus on serving our customer base.  All costs related to Financial Services are included in selling, general and administrative expenses.  Operating income for Financial Services decreased for the three and nine months ended June 30, 2006 from the comparable periods of 2005 due primarily to higher price concessions and incentives offered in response to competitive pressures in the refinancing market.

Corporate and unallocated:  Corporate and unallocated costs totaled $5.1 million and $46.6 million for the three and nine months ended June 30, 2006 compared to $34.2 million and $269.1 million for the three and nine months ended June 30, 2005.  Costs for the three and nine months ended June 30, 2006, respectively, are net of a $15.2 million and $21.7 million reduction in the accrual for costs associated with Trinity construction defect claims.  Average remediation cost per home has continued to decrease as the high costs associated with the homes requiring extensive repairs which were addressed first are offset by lower average costs for current homes remediated.  Costs for the nine months ended June 30, 2005 include $130.2 million non-cash, non-tax deductible goodwill impairment charge recorded in March 2005 to write-off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina and $55.0 million related to the warranty expenses associated with Trinity construction defect claims.

Income Taxes:  Our effective tax rate was 34.84% and 36.61% for the three and nine months ended June 30, 2006 and 38.25% and 59.05% for the three and nine months ended June 30, 2005, respectively.  The effective tax rate for 2005 was impacted by the aforementioned $130.2 million non-cash, non-tax deductible goodwill impairment charge.  The following table reconciles our effective tax rate reported in accordance with GAAP and our adjusted effective tax rate without this goodwill impairment charge:

	Nine Months Ended
	June 30,
	2006	2005
Effective tax rate	36.61%	59.05%
Impact of non-cash, non-deductible goodwill impairment	—	(20.80)%
Adjusted effective tax rate	36.61%	38.25%

The adjusted effective tax rate presented above is a non-GAAP financial measure.  Management believes that this non-GAAP measure is useful to both management and investors in the analysis of the Company’s financial performance when comparing it to prior periods and that it provides investors with an important perspective on the current underlying effective tax rate of the business by isolating the impact of the non-cash, non-tax deductible goodwill impairment charge.  The decrease in adjusted effective tax rate between periods is primarily due to changes in income concentrations in the various states, the benefit of utilizing Section 199 manufacturing credits and the timing of certain state tax initiatives.  The principal difference between our effective rate and the U.S. federal statutory rate is due to state income taxes incurred.

FINANCIAL CONDITION AND LIQUIDITY:

Our sources of cash liquidity include, but are not limited to, cash from operations, amounts available under our revolving credit facility, proceeds from senior notes and other bank borrowings, the issuance of equity securities and other external sources of funds.  Our short-term and long-term liquidity depend primarily upon our level of net income, working capital management (accounts receivable, accounts payable and other liabilities) and bank borrowings.  We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures and working capital requirements, scheduled debt and dividend payments, and interest and tax obligations for the next twelve months.  However, any material variance in our operating results or land acquisitions from our projections or investments in or acquisitions of businesses, could require us to obtain additional equity or debt financing.  We plan to use cash generated to invest in growing the business, to fund land acquisitions and operations, to pay dividends and to repurchase our common stock.  We have targeted using $200-$250 million for repurchases of our common stock in fiscal 2006, subject to market conditions and other factors.  We will fund this share repurchase program (discussed further below) by limiting or curtailing operations in underperforming markets, reinvesting in higher margin markets and accelerating cash generation through increased profitability.  During the quarter, we continued to execute our exit strategy in Memphis, Tennessee and certain Indiana sub-markets, with the expectation of redeploying capital related to these operations into higher returning opportunities prospectively.

At June 30, 2006, we had cash of $24.4 million, compared to $297.1 million at September 30, 2005.  The decrease in cash was primarily due to fiscal year-to-date stock repurchases of approximately $183.3 million and the increase in inventory related to an increased land bank.  Our net cash used in operating activities for the nine months ended June 30, 2006 was $578.4 million compared to $414.4 million in the same period of fiscal 2005, as increased inventory supply, payments of income taxes and the change in our warranty reserves (see Note 8 to the Unaudited Condensed Consolidated Financial Statements) more than offset increased net income.

Net cash used in investing activities was $50.2 million for the nine months ended June 30, 2006 compared to $43.0 million for the same period of fiscal 2005, as we invested in unconsolidated joint ventures to support our land acquisition strategy.  Net cash provided by financing activities was $355.9 million for the nine months ended June 30, 2006 compared to $144.6 million for the comparable period of fiscal 2005, as increased book overdrafts and borrowings of $103.1 million of junior subordinated notes and $275 million of 8 1/8% senior notes more than offset $183.3 million of common stock repurchases.

At June 30, 2006 we had the following borrowings (in thousands):

	Maturity Date	Amount
Warehouse Line	January 2007	$31,811
Revolving Credit Facility	August 2009	20,000
8 5/8% Senior Notes*	May 2011	200,000
8 3/8% Senior Notes*	April 2012	350,000
6 1/2% Senior Notes*	November 2013	200,000
6 7/8% Senior Notes*	July 2015	350,000
8 1/8% Senior Notes*	June 2016	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000
Junior subordinated notes	July 2036	103,093
Other Notes Payable	Various Dates	85,765
Unamortized debt discounts		(3,766)
Total		$1,791,903

*Collectively, the “Senior Notes”

Warehouse Line: Effective January 11, 2006, Beazer Mortgage entered into a 364-day credit agreement with a number of banks to fund the origination of residential mortgage loans (the “Warehouse Line”).  The Warehouse Line provides for a maximum available borrowing capacity of $250 million to $350 million based on commitment periods, as defined in the Warehouse Line, and is secured by certain mortgage loan sales and related property.  The Warehouse Line is not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility.  Beginning in the second quarter of fiscal 2006, Beazer Mortgage finances certain of its mortgage lending activities with borrowings under the Warehouse Line.  Beazer Mortgage had a pipeline of loans in process of $1.5 billion as of June 30, 2006 which may be financed either through the Warehouse Line or with third party investors.

The Warehouse Line contains various operating and financial covenants.  The Company was in compliance with such covenants at June 30, 2006.

Revolving Credit Facility:  In August 2005, we entered into a new four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks, which was expanded to $1 billion in June 2006 and which matures in August 2009. The Revolving Credit Facility replaced our former $550 million revolving credit facility and $200 million term loan.  The Revolving Credit Facility includes a $50 million swing line commitment and has a $350 million sublimit for the issuance of standby letters of credit.  Substantially all of the Company’s significant subsidiaries are full and unconditional guarantors of the obligations under the Revolving Credit Facility (see Note 11 of the Unaudited Condensed Consolidated Financial Statements).  The Revolving Credit Facility contains various operating and financial covenants.  The Company was in compliance with such covenants at June 30, 2006.  The Company has the option to elect two types of loans under the Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both as defined in the Revolving Credit Facility).

Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable.  At June 30, 2006, we had $20.0 million of borrowings outstanding, and had available borrowings of $769.9 million under the Revolving Credit Facility.  The borrowings outstanding under the Revolving Credit Facility bore interest at 6.65% per annum as of June 30, 2006.  There were no borrowings outstanding under the Revolving Credit Facility at September 30, 2005.

Senior Notes:  The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness.  Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes, and are jointly and severally liable for obligations under the Senior Notes, and the Revolving Credit Facility.  Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

During the quarter ended June 30, 2006, the Company issued $275.0 million of 8 1/8% senior notes.  The Company used proceeds from the sale of these notes to repay outstanding obligations under the Revolving Credit Facility.

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends.  At June 30, 2006, under the most restrictive covenants of each indenture, approximately $204.9 million of our retained earnings was available for cash dividends and for share repurchases.  Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

Junior Subordinated Notes - On June 15, 2006, the Company completed a private placement of $103.1 million of unsecured junior subordinated notes which mature on July 30, 2036 and are redeemable at par on or after July 30, 2011 and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016.  Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly.    These notes were issued to Beazer Capital Trust I, which simultaneously issued, in a private transaction, trust preferred securities and common securities with an aggregate value of $103.1 million to fund its purchase of

these notes.  The transaction is treated as debt in accordance with GAAP.   The obligations relating to these notes and the related securities are subordinated to the Revolving Credit Facility and the Senior Notes.

Other Notes - We periodically acquire land through the issuance of notes payable.  As of June 30, 2006 and September 30, 2005, we had outstanding notes payable of $85.8 million and $46.1 million related to land acquisitions and development, respectively.  These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 6.75% to 9.75% at June 30, 2006.

The following table illustrates changes to our contractual obligations related to debt as of June 30, 2006 due to the new Warehouse Line and additional notes entered into by the Company:

	Payments Due by Period (in Thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Senior Notes, Revolving Credit Facility, Warehouse Line, Junior Subordinated Notes and Other Notes Payable	$1,795,669	$61,553	$49,304	$26,719	$1,658,093
Interest commitments under interest bearing notes	1,178,807	134,197	242,150	223,885	578,575
Total contractual cash obligations relating to debt	$2,974,476	$195,750	$291,454	$250,604	$2,236,668

Our long-term debt and other contractual obligations (principally operating leases) are further described in notes 7, 8 and 10 to our Consolidated Financial Statements which appear in our Annual Report on Form 10-K/A for the year ended September 30, 2005.

Other than described above, there have been no material changes to our aggregate contractual commitments as disclosed in our Annual Report on Form 10-K/A for the year ended September 30, 2005.

On November 18, 2005, as part of an acceleration of Beazer’s comprehensive plan to enhance stockholder value, the Company’s Board of Directors authorized an increase in the Company’s stock repurchase plan to ten million shares of the Company’s common stock.  The Company has entered into a plan under Rule 10b5-1 of the Securities Act of 1934 to execute a portion of the share repurchase program, and may also make opportunistic purchases in the open market or in privately negotiated transactions.  During the nine months ended June 30, 2006, the Company repurchased approximately 3.1 million shares for an aggregate purchase price of $183.3 million or approximately $59 per share pursuant to the plan.

We believe that our cash and cash equivalents on hand and current borrowing capacity, together with anticipated cash flows from operations, is sufficient to meet liquidity needs for the foreseeable future.  There can be no assurance, however, that amounts available in the future from our sources of liquidity will be sufficient to meet future capital needs.  The amount and types of indebtedness that we may incur may be limited by the terms of the indentures governing our Senior Notes and the terms of our Revolving Credit Facility.  We may consider expansion opportunities through acquisition of established regional homebuilders and such opportunities could require us to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings.

OFF-BALANCE SHEET ARRANGEMENTS:

We acquire certain lots by means of option contracts.   Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price and the purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Our obligation with respect to options with specific performance provisions is included on our consolidated balance sheets in other liabilities.  Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $327.4 million at June 30, 2006.  This amount includes letters of credit of approximately $55.4 million. As of June 30, 2006, the aggregate exercise price of our option contracts, net of cash deposits, was approximately $2.9 billion.

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

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIE”s) under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  We have determined that we are the primary beneficiary of certain of these option contracts.  Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company.  Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value.  We believe that the exercise prices of our option contracts approximate their fair value.  Our condensed consolidated balance sheets at June 30, 2006 and September 30, 2005 reflect consolidated inventory not owned of $273.3 million and $230.1 million, respectively.  Obligations related to consolidated inventory not owned totaled $198.7 million at June 30, 2006 and $166.2 million at September 30, 2005.  The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

We participate in a number of land development joint ventures in which we have less than a controlling interest.  We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties.  We account for our interest in these joint ventures under the equity method.  Our condensed consolidated balance sheets include investments in joint ventures totaling $122.3 million and $78.6 million at June 30, 2006 and September 30, 2005 respectively.

Our joint ventures typically obtain secured acquisition and development financing.  In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures.  At June 30, 2006, we had a repayment guarantee of $11.3 million related to our portion of debt of one of our unconsolidated joint ventures and loan-to-value maintenance guarantees of $12.8 million related to certain of our unconsolidated joint ventures (see Note 4 to the Condensed Consolidated Financial Statements for additional information regarding our joint ventures and related guarantees).

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

Revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. Beginning in the second quarter of fiscal 2006 with the funding of loans under our new Warehouse Line, in situations where the buyer’s financing is originated by Beazer Mortgage, our wholly-owned mortgage subsidiary, and the buyer has not made a sufficient initial investment as prescribed by SFAS No. 66, the gross profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed. We recognize loan origination fees and expenses and gains and losses on mortgage loans when the related loans are sold.

Effective October 1, 2005, we adopted the provision of SFAS 123R, which requires that compensation expense be recognized based on the fair value on the date of the grant. We calculate the fair value of stock options using the Black-Scholes pricing model and the fair value of performance-based share awards using the Monte Carlo valuation method.  Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which include, but are not limited to, estimated forfeiture rates, expected stock price volatility over the term of the awards, expected dividend yield and expected stock option exercise behavior.  Prior to October 1, 2005, we accounted for stock option grants in accordance with APB 25 and recognized no compensation expense for stock options since the exercise price of the options was equal to the market value of the underlying stock on the date of grant.  For the nine months ended June 30, 2006, the recognition of compensation expense for stock options reduced net income by approximately $3.2 million.

OUTLOOK:

The current sales environment in many markets is more difficult than previously anticipated.  In addition, as we proactively optimize our capital base and are exiting those markets and selling certain land positions returning less than our overall cost of capital, we have incurred some incremental period costs.  As such, as of July 27, 2006 we adjusted our range for expected fiscal 2006 diluted earnings per share to $9.25 - $9.75 per share to explicitly address these factors.  This compares to our adjusted 2005 earnings per share of $8.72.  This outlook assumes no further deterioration in new order trends or market conditions during the remaining months of this year.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a number of market risks in the ordinary course of business.  Our primary market risk exposure relates to fluctuations in interest rates.  We do not believe that our exposure in this area is material to cash flows or earnings.  As of June 30, 2006, we had $131.7 million of variable rate debt outstanding.  Based on our outstanding borrowings under our variable rate debt at June 30, 2006, a one-percentage point increase in interest rates would negatively impact our annual pre-tax interest cost by approximately $1.3 million.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In November 2003, the Company received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction.  The EPA has since requested information on additional projects and has conducted site inspections at a number of locations.  In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices.  The EPA has reserved the right to impose monetary penalties at a later date. The Company has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.  In May 2006, the Company was informed that the matter had been referred to the U.S. Department of Justice (“DOJ”) for possible enforcement or settlement.  DOJ has not yet identified any alleged violations, nor have any proposed penalties been assessed.  Substantive settlement discussions have not yet commenced and, therefore, the amount of any potential monetary penalties cannot currently be estimated.

In June 2006, the Company received an Administrative Order issued by the New Jersey Department of Environmental Protection alleging certain violations of a wetlands disturbance permit with respect to a project in New Jersey, and assessing a proposed fine of $630,000.  The Company has requested a hearing on the matter which has not yet been scheduled.  The Company believes that it has significant defenses to the alleged violations and intends to contest the agency’s findings and the proposed fine.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2006, the Company repurchased shares of Beazer common stock under an increased ten million share stock repurchase program authorized by the Board of Directors on November 18, 2005(a). Under this program, the Company may purchase shares at any time in the open market or in private transactions as market conditions warrant.

The following table sets forth information on the Company’s common stock repurchase program activity for the three months ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet be Purchased Under the Programs
April 1 – April 30, 2006	50,000	$58.48	50,000	7,004,800
May 1 – May 31, 2006	25,000	58.21	25,000	6,979,800
June 1 – June 30, 2006	994,100	46.01	994,100	5,985,700

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

Beazer Homes USA, Inc.

Date:	August 3, 2006	By:	/s/ James O’Leary
		Name:	James O’Leary
Executive Vice President and
Chief Financial Officer