Form 10-K
period 2006-09-30
BEAZER HOMES USA INC
filed 2006-12-08
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (40,464,397 shares) as of March 31, 2006, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $2,658,510,883.

The number of shares outstanding of the registrant’s Common Stock as of December 1, 2006 was 39,158,126.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders	III

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

We design, sell and build primarily single-family homes in the following locations within the United States:

Region/State	Market(s) / Year Entered

West Region:
Arizona	Phoenix (1993)
California	Los Angeles County (1993), Orange County (1993), Riverside and San Bernardino Counties (1993), San Diego County (1992), Ventura County (1993), Sacramento (1993), Kern County (2005), Fresno (2005)
Nevada	Las Vegas (1993)
New Mexico	Albuquerque (2005)

Mid-Atlantic Region:
Maryland Delaware	Baltimore (1998), Metro-Washington, D.C. (1998) Delaware (2003)
New Jersey/New York/Pennsylvania	Central and Southern New Jersey (1998), Bucks County, PA (1998), Orange County, NY (2005)
Virginia/West Virginia	Fairfax County (1998), Loudoun County (1998), Prince William County (1998), West Virginia (2004)

Florida Region:
Florida	Jacksonville (1993), Fort Myers/Naples (1996), Tampa/St. Petersburg (1996), Orlando (1997), Sarasota (2005), Tallahassee (2006)

Southeast Region:
Georgia	Atlanta (1985), Savannah (2005)
North Carolina	Charlotte (1987), Raleigh/Durham (1992), Greensboro (1999)
South Carolina	Charleston (1987), Columbia (1993), Myrtle Beach (2002)
Nashville, Tennessee	Nashville (1987)

Other homebuilding markets:
Colorado	Denver (2001), Colorado Springs (2003)
Indiana Kentucky Ohio	Indianapolis (2002), Ft. Wayne (2002) Lexington (2002) Columbus (2002), Cincinnati/Dayton (2002)
Memphis, TN	Memphis (2002)
Texas	Dallas/Ft. Worth (1995), Houston (1995)

We design our homes at various price points to appeal to homebuyers across various demographic segments. Our objective is to provide our customers at each price point with homes that incorporate exceptional value and quality while seeking to maximize our return on invested capital. To achieve this objective, we have developed a business strategy which focuses on the following elements:

Geographic Diversity and Growth Markets. We compete in a large number of geographically diverse markets in an attempt to reduce our exposure to any particular regional economy. Within these markets, we build homes in a variety of projects. Our business strategy entails further increasing our market penetration, investing in our most profitable markets and exiting non-strategic markets.

Leverage of National Brand. In 2003, we adopted a strategy of a single brand name across our markets. We feel that this national brand identity best positions us to consistently approach and address the needs of our customers across all of our markets.

Leverage Size, Scale and Capabilities to Achieve Optimal Efficiencies. We have implemented specific profitability initiatives which focus on leveraging our size, scale and capabilities in order to improve gross profit and operating profit margins. These initiatives include:

•	leveraging our size to create economies of scale in purchasing and construction;
•	standardizing best practices and product designs;
•	using branding and increased market penetration to maximize efficiency of land use; and
•	leveraging our fixed cost infrastructure by increasing depth and breadth in markets where we have an established presence.

Quality Homes at Various Price Points to Meet the Needs of Increasingly Diverse Homebuyers. We seek to maximize customer satisfaction by offering homes which incorporate quality materials, distinctive design features, convenient locations and competitive prices. During fiscal year 2006, the average sales price of our homes closed was approximately $286,700. Our product strategy entails addressing the needs of an increasingly diverse profile of buyers as evidenced by demographic trends including, among others, increased immigration, changing profiles of households, the aging of the baby-boomers, and the rise of the echo-boomers (children of the baby-boomers) into the ranks of homeownership. Our product offering is broken down into the following product categories:

Economy. These homes are targeted primarily at entry-level buyers and are intended to meet the needs of those buyers for whom price is the most important factor in the buying decision.

Value. These homes are targeted at entry-level and move-up buyers, and are intended to appeal to buyers who are more interested in style and features, but are still somewhat price-focused.

Style. These homes are targeted at more affluent move-up buyers and are intended to appeal to buyers in the more luxurious segment of the market, who place greater emphasis on style and features.

In addition, we also offer homes to the ‘active adult’ market which is targeted to buyers over 55 years of age, in communities with special amenities. We offer these homes within the Economy, Value and Style categories described above.

Additional Products and Services for Homebuyers. In order to maximize our profitability and provide our customers with the additional products and services that they desire, we have incorporated design studios and mortgage operations into our business. Recognizing that our customers want to choose certain components of their new home, we offer limited customization through the use of design studios in most of our markets. These design studios allow the customer to select certain non-structural customizations for their homes such as cabinetry, flooring, fixtures, appliances and wall coverings. Additionally, recognizing the homebuyer’s desire to simplify the financing process, we offer mortgage services to our homebuyers through our subsidiary Beazer Mortgage Corporation (“Beazer Mortgage”). Beazer Mortgage generally does not retain or service the mortgages that it brokers. Beazer Mortgage also finances certain of our mortgage lending activities with borrowings under a warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors.  We also offer title insurance services to our customers in many of our markets.

Conservative Land Policies. We seek to maximize our return on capital by judiciously managing our investment in land. To reduce the risks associated with investments in land, we often use options to control land. We generally do not speculate in land which does not have the benefit of entitlements providing basic development rights to the owner.

Company History

In March 1994, we completed a concurrent initial public offering of common stock and issuance of senior notes (the “IPO”). Prior to our IPO, we were an indirect wholly owned subsidiary of Hanson PLC (“Hanson”), a company registered in the United Kingdom. Hanson currently does not hold any investment or ongoing interest in us.

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

The following table summarizes certain operating information regarding our major geographic regions as of and for the year ended September 30, 2006 (dollars in thousands). Please see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional information.

Region	Number of Homes Closed	Average Closing Price	Units in Backlog at Year End	Dollar Value of Backlog at Year End
West	5,035	$368.3	1,175	$468,560
Mid-Atlantic	2,086	457.6	577	290,861
Florida	2,274	309.5	508	173,106
Southeast	4,289	210.8	1,321	312,118
Other	4,985	187.5	1,521	310,811
Total Company	18,669	$286.7	5,102	$1,555,456

Our homebuilding and marketing activities are conducted under the name of Beazer Homes in each of our markets.

Corporate Operations

We perform the following functions at a centralized level:

•	evaluate and select geographic markets;
•	allocate capital resources to particular markets for land acquisitions;
•	maintain and develop relationships with lenders and capital markets to regulate the flow of financial resources;
•	maintain centralized information systems; and
•	monitor the operations of our subsidiaries and divisions.

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

Structurally, we operate through separate operating divisions which are equipped with the skills to complete the functions of land acquisition, land entitlement, land development, construction, marketing, sales and product service.

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

We strive to develop a design and marketing concept for each of our projects, which include determination of size, style and price range of the homes, layout of streets, layout of individual lots and overall community design. The product line offered in a particular project depends upon many factors, including the housing generally available in the area, the needs of a particular market and our cost of lots in the project. We are, however, often able to use standardized design plans.

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

The following table sets forth, by state, land controlled by us as of September 30, 2006:

	Lots Owned
	Undevel- oped Lots(1)	Lots Under Develop- ment	Finished Lots	Homes Under Con- struction(2)	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled

Arizona/New Mexico	—	140	1,468	593	2,201	7,593	9,794
California	—	3,205	1,635	1,236	6,076	4,016	10,092
Colorado	—	—	498	237	735	1,752	2,487
Florida	—	2,388	1,135	1,059	4,582	6,711	11,293
Georgia	—	337	269	303	909	1,320	2,229
Indiana	434	2,627	1,187	647	4,895	1,486	6,381
Kentucky	—	195	157	94	446	726	1,172
Maryland/Delaware	—	1,001	616	346	1,963	5,081	7,044
Nevada	—	1,438	417	337	2,192	1,616	3,808
New Jersey/New York/
Pennsylvania	—	165	420	152	737	4,178	4,915
North Carolina	60	1,420	476	387	2,343	1,861	4,204
Ohio	—	2,314	1,121	244	3,679	335	4,014
South Carolina	—	1,474	509	527	2,510	4,842	7,352
Tennessee	—	1,312	85	285	1,682	1,465	3,147
Texas	503	1,529	2,234	688	4,954	1,339	6,293
Virginia/West Virginia	—	513	340	176	1,029	3,251	4,280
Total	997	20,058	12,567	7,311	40,933	47,572	88,505

(1)	“Undeveloped Lots” consists of raw land that is expected to be developed into the respective number of lots reflected in this table.
(2)	The category “Homes Under Construction” represents lots on which construction of a home has commenced.

Option Contracts. We acquire certain lots by means of option contracts. Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a certain price.

Under option contracts, both with and without specific performance, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance is included on our consolidated balance sheet in other liabilities at September 30, 2006. At September 30, 2006, we are committed to future amounts under option contracts with specific performance obligations that aggregated $14.2 million, net of cash deposits. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $352.6 million at September 30, 2006. This amount includes non-refundable letters of credit of approximately $51.9 million. At September 30, 2006, future amounts under option contracts without specific performance obligations aggregated approximately $2.4 billion, net of cash deposits.

Construction

We typically act as the general contractor for the construction of our projects. Our project development operations are controlled by our subsidiaries and divisions, whose employees supervise the construction of each project, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes. We specify that quality, durable materials be used in the construction of our homes. Our subcontractors follow design plans prepared by architects and engineers who are retained by us and whose designs are geared to the local market. Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price. Agreements with our subcontractors and materials suppliers are generally entered into after competitive bidding. In connection with this competitive bid process, we obtain information from prospective subcontractors and vendors with respect to their financial condition and ability to perform their agreements with us. We do not maintain significant inventories of construction materials, except for materials being utilized for homes under construction. We have numerous suppliers of raw materials and services used in our business, and such materials and services have been, and continue to be, available. Material prices may fluctuate, however, due to various factors, including demand or supply shortages, which may be beyond the control of our vendors. Whenever possible, we enter into regional and national supply contracts with certain of our vendors. We believe that our relationships with our suppliers and subcontractors are good.

Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. At September 30, 2006, we had 1,991 finished homes (excluding models), of which 794 were under contract and included in backlog at such date.

Warranty Program

For homes sold through March 31, 2004 (and in certain markets through July 31, 2004), we self-insured our structural warranty obligations through our wholly owned risk retention group. Beginning with homes sold April 1, 2004 (August 1, 2004 in certain markets), our warranties are issued, administered, and insured by independent third parties. We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty (generally ranging from a minimum of five years up to the period covered by the applicable statute of repose) covering only certain defined construction defects. We also provide a defined structural element warranty with single-family homes and townhomes in certain states.

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

Marketing and Sales

We make extensive use of advertising and other promotional activities, including our Internet website (http://www.beazer.com), mass-media advertisements, brochures, direct mail and the placement of strategically located signboards in the immediate areas of our developments.

We normally build, decorate, furnish and landscape model homes for each project and maintain on-site sales offices. At September 30, 2006, we maintained 793 model homes, of which 236 were owned and 557 were leased from third parties pursuant to sale and leaseback agreements. We believe that model homes play a particularly important role in our marketing efforts.

We generally sell our homes through commissioned employees (who typically work from the sales offices located at the model homes used in the subdivision) as well as through independent brokers. Our personnel are available to assist prospective homebuyers by providing them with floor plans, price information and tours of model homes, and in connection with the selection of options. The selection of interior features is a principal component of our marketing and sales efforts. Sales personnel are trained by us and attend periodic meetings to be updated on sales techniques, competitive products in the area, the availability of financing, construction schedules and marketing and advertising plans, which management believes results in a sales force with extensive knowledge of our operating policies and housing products. Our policy also provides that sales personnel be licensed real estate agents where required by law. Depending on market conditions, we also at times begin construction on a number of homes for which no signed sales contract exists. The use of an inventory of such homes satisfies the requirements of relocated personnel and of independent brokers, who often represent customers who require a completed home within 60 days. At September 30, 2006, excluding models, we had 3,614 homes at various stages of completion (of which 1,197 were completed) for which we did not have a sales contract, either because the construction of the home was begun without a sales contract as described above or because the original sales contract had been cancelled.

We sometimes use various sales incentives in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.

Customer Financing

We offer customer financing through Beazer Mortgage.  Beazer Mortgage provides mortgage origination services, and generally does not retain or service the mortgages that it originates.  Beazer Mortgage finances certain of our mortgage lending activities with borrowings under its warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors. Beazer Mortgage can provide qualified homebuyers numerous financing options, including a wide variety of conventional, FHA and VA financing programs.  In certain situations, we will seek to assist our homebuyers in obtaining financing from outside mortgage lenders and, in certain limited circumstances, we may attempt to minimize potential risks relating to the availability of customer financing by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time.  Because substantially all homebuyers utilize long-term mortgage financing to purchase a home, adverse economic conditions, increases in unemployment and high mortgage interest rates may deter and eliminate a substantial number of potential homebuyers from our markets in the future. In addition, we offer title insurance services to our homebuyers in many of our markets.

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

The housing industry is cyclical and is affected by consumer confidence levels, existing inventory levels and prevailing economic conditions generally, including interest rate levels. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with homeownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

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

Bonds and Other Obligations

We are frequently required, in connection with the development of our projects, to obtain letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 2006 we had approximately $93.3 million and $616.9 million of outstanding letters of credit and performance bonds, respectively, related to our obligations to local governments to construct roads and other improvements in various developments, in addition to outstanding letters of credit of approximately $62.7 million related to our land option contracts.

Employees and Subcontractors

At September 30, 2006, we employed 4,234 persons, of whom 867 were sales and marketing personnel, 1,483 were executive, management and administrative personnel, 1,593 were involved in construction and 291 were personnel of Beazer Mortgage. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good. During October 2006, we continued our comprehensive review of our overhead structure in light of our reduced volume expectations for fiscal 2007, reducing our number of employees by approximately 950.

Item 1A. Risk Factors

Our home sales and operating revenues could decline due to macro-economic and other factors outside of our control, such as changes in consumer confidence, declines in employment levels and increases in the quantity and decreases in the price of new homes and resale homes in the market.

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

Our financial condition and results of operations may be adversely affected by any decrease in the value of our inventory, as well as by the associated carrying costs.

We continuously acquire land for replacement and expansion of land inventory within our existing and new markets. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. When market conditions are such that land values are not appreciating, previously entered into option arrangements may become less desirable, at which time we may elect to forego deposits and preacquisition costs and terminate the agreement.

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

As of September 30, 2006, we had outstanding indebtedness of approximately $1.8 billion, net of unamortized discount of approximately $3.6 million. Our substantial indebtedness could have important consequences to us and the holders of our securities, including, among other things:

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

In addition, subject to restrictions in our existing debt instruments, we may incur additional indebtedness. In particular, as of September 30, 2006, we had available borrowings of $591.0 million under our revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify. Our growth plans and our ability to make payments of principal or interest on, or to refinance, our indebtedness, will depend on our future operating performance and our ability to enter into additional debt and/or equity financings. If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. We may not be able to do any of the foregoing on terms acceptable to us, if at all.

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

Item 2. Properties

We lease approximately 70,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 645,000 square feet of office space for our subsidiaries’ operations at various locations. We own approximately 18,500 square feet of warehouse space and an aggregate of 57,872 square feet of office space in Nashville, Tennessee and Indianapolis, Indiana.

Item 3. Legal Proceedings

In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of September 30, 2006, no monetary penalties have been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

In June 2006, the Company received an Administrative Order issued by the New Jersey Department of Environmental Protection alleging certain violations of a wetlands disturbance permit with respect to a project in New Jersey, and assessing a proposed fine of $630,000.  The Company met with the Department to discuss their concerns and has requested a hearing on the matter which has not yet been scheduled.  The Company believes that it has significant defenses to the alleged violations and intends to contest the agency’s findings and the proposed fine.

In August 2006, the Company received an Administrative Order issued by the New Jersey Department of Environmental Protection alleging certain violations of a wetlands disturbance permit with respect to a second project in New Jersey, and assessing a proposed fine of $678,000.  The Company met with the Department to discuss their concerns and requested a hearing on the matter which has not yet been scheduled.  The Company believes that it has significant defenses to the alleged violations and intends to contest the agency’s findings and the proposed fine.

The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions, most relating to construction defects, moisture intrusion and related mold claims and product liability. Certain of the liabilities resulting from these actions are covered in whole or part by insurance. With respect to certain general liability exposures, including construction defect, moisture intrusion and related mold claims and product liability claims, interpretation of underlying current and future trends, assessment of claims and the related liability and the reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. In particular, for construction defect liability there is some degree of uncertainty relating to the recoverability of insurance proceeds, when losses occur, the size of each loss, expectations for future interpretive rulings concerning contract provisions, possible recovery against other responsible parties, and the extent to which the assertion of these claims will expand geographically. In the Company’s opinion, based on its current assessment, the ultimate resolution of these matters will not have a material adverse effect on Beazer Homes’ financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

SEPARATE ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Executive Officers
Ian J. McCarthy	53	President, Chief Executive Officer and Director
Michael H. Furlow	56	Executive Vice President, Chief Operating Officer
James O’Leary	43	Executive Vice President, Chief Financial Officer
Kenneth J. Gary	48	Executive Vice President, General Counsel, Secretary
Michael T. Rand	44	Senior Vice President, Chief Accounting Officer
Cory J. Boydston	47	Senior Vice President, Treasurer

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

JAMES O’LEARY. Mr. O’Leary joined us in June 2002 as Executive Vice President, Corporate Development. In August 2003 he was appointed Executive Vice President and Chief Financial Officer. Mr. O’Leary was previously with U.S. Industries, Inc. from 1995 to 2002. From 2000 to 2002, Mr. O’Leary was Chairman and CEO of LCA Group, Inc., U.S. Industries’ global lighting subsidiary. He also served as Executive Vice President of U.S. Industries from 1999 to 2002, Senior Vice President and Chief Financial Officer from 1998 to 1999 and Vice President and Corporate Controller from 1995 to 1998. Mr. O’Leary held various financial and operational positions at Hanson PLC., U.S. Industries’ former parent company, from 1993 to 1995, at which time U.S. Industries was spun off to Hanson’s shareholders. Mr. O’Leary was with Deloitte & Touche from 1985 to 1993. Mr. O’Leary holds a Master of Business Administration degree from the Wharton School of the University of Pennsylvania and a Bachelor of Business Administration degree from Pace University. Mr. O’Leary is a licensed Certified Public Accountant. Mr. O’Leary currently serves on the Board of Directors of Kaydon Corporation, a NYSE-traded manufacturer of precision industrial equipment.

KENNETH J. GARY. Mr. Gary joined us in March 2005 as Executive Vice President, General Counsel and Corporate Secretary. He also oversees our title insurance and mortgage operations. From 1990 to March 2005, Mr. Gary was employed by Toll Brothers, Inc., most recently as Senior Vice President and General Counsel. He also served as Chief Executive Officer of that company’s mortgage and title insurance subsidiaries. Prior to 1990, Mr. Gary served as Vice President and Counsel of Bell Atlantic Properties, the real estate subsidiary of Bell Atlantic Corporation (now known as Verizon Communications) and practiced real estate and corporate law with two major law firms for several years. Mr. Gary is a graduate of Brown University and the University of Pennsylvania Law School, where he was an editor of the Law Review.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
The Company lists its common shares on the New York Stock Exchange (NYSE) under the symbol “BZH.” On December 1, 2006, the last reported sales price of the Company’s common stock on the NYSE was $45.84. On December 1, 2006, Beazer Homes USA, Inc. had approximately 195 shareholders of record and 39,158,126 shares of common stock outstanding. The following table sets forth, for the quarters indicated, the range of high and low trading for the Company’s common stock during fiscal 2006 and 2005, as adjusted for the effect of the Company’s March 2005 three-for-one stock split.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal Year 2006:
High	$74.61	$82.14	$69.61	$46.31
Low	$51.90	$59.00	$43.82	$35.96

Fiscal Year 2005:
High	$49.46	$58.83	$60.71	$67.50
Low	$32.55	$44.67	$43.99	$55.05

Dividends
For fiscal 2006, the Company paid quarterly cash dividends aggregating $0.40 per common share, or a total of approximately $16.1 million. For fiscal 2005, adjusted for the stock split, we paid quarterly cash dividends aggregating $0.33 per common share, or a total of approximately $13.9 million. We expect to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors will periodically reconsider the declaration of dividends, and we will pay dividends at the discretion of the Board of Directors. The continuation of payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2006, under the most restrictive covenants of each indenture, approximately $244 million of our retained earnings was available for cash dividends and for share repurchases.

The following table provides information as of September 30, 2006 with respect to our shares of common stock that may be issued under our existing equity compensation plans, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Common Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,135,572	$43.82	1,137,329

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
7/1/06 – 7/31/06	229,100	$38.90	229,100	5,756,600
9/1/06 – 9/30/06	328,300	40.13	328,300	5,428,300

(1) In addition, in September 2006, 17,156 shares were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock units under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of $699,850 or approximately $41 per share.

Item 6. Selected Financial Data
Selected Financial Data
(in thousands, except per share amounts)

	Year Ended September 30,
	2006		2005		2004		2003		2002
Statement of Operations Data:
Total revenue	$5,462,003		$4,995,353		$3,907,109		$3,177,408		$2,641,173
Operating income before goodwill
impairment (i)	611,675		617,153		377,935		279,155		193,174
Goodwill impairment (i)	—		130,235		—		—		—
Operating income (i)	611,675		486,918		377,935		279,155		193,174
Net income (i)	388,761		262,524		235,811		172,745		122,634
Net income per common share:
Basic (i), (ii)	9.76		6.49		5.91		4.47		3.88
Diluted (i), (ii)	8.89		5.87		5.59		4.26		3.58
Dividends paid per common share	0.40		0.33		0.13		—		—
Balance Sheet Data (end of year):
Cash and cash equivalents	$162,570		$297,098		$320,880		$73,372		$124,989
Inventory	3,520,332		2,901,165		2,344,095		1,723,483		1,364,133
Total assets (i)	4,559,431		3,770,516		3,163,030		2,219,407		1,902,319
Total debt	1,838,660		1,321,936		1,150,972		748,738		748,572
Stockholders’ equity	1,701,923		1,504,688		1,232,121		993,695		799,515
Supplemental Financial Data:
Cash (used in)/provided by:
Operating activities	$(304,463)		$(84,263)		$(73,719)		$(41,049)		$59,464
Investing activities	(66,218)		(48,470)		(30,476)		(6,552)		(314,633)
Financing activities	236,153		108,951		351,703		(4,016)		338,480
EBIT (iii)	709,456		581,722		452,774		340,980		245,060
EBITDA (iii)	735,513		602,896		468,529		354,200		254,513
Interest incurred (iv)	120,965		89,678		76,035		65,295		51,171
EBIT/interest incurred	5.86	x	6.49	x	5.95	x	5.22	x	4.79	x
EBITDA/interest incurred	6.08	x	6.72	x	6.16	x	5.42	x	4.97	x
Financial Statistics (v):
Total debt as a percentage of total
debt and stockholders’ equity	51.9%		46.8%		48.3%		43.0%		48.4%
Asset turnover	1.31	x	1.44	x	1.45	x	1.54	x	1.82	x
EBIT margin	13.0%		11.6%		11.6%		10.7%		9.3%
Return on average assets (pre-tax)	17.0%		16.8%		16.8%		16.5%		16.9%
Return on average capital (pre-tax)	22.3%		22.3%		21.9%		20.7%		21.3%
Return on average equity	24.2%		19.2%		21.2%		19.3%		21.3%

(i) As discussed in Item 7 below, Beazer Homes acquired Crossmann Communities effective April 17, 2002. In 2005, we recognized a non-cash, non-tax deductible goodwill impairment charge of $130.2 million associated with this acquisition (see Note 1 to the Consolidated Financial Statements for further discussion). 2005 operating income, net income and earnings per share include the impact of this impairment charge. In addition to the results above reported in accordance with GAAP, we have provided operating income before goodwill impairment above, a non-GAAP financial measure. Adjusted net income, adjusted earnings per share and adjusted EBITDA, which exclude the effects of the non-cash goodwill impairment charge recorded during fiscal year 2005 and are non-GAAP financial measures, were $392.8 million, $8.72 per share and $733.1 million, respectively. Management believes that these adjusted financial results are useful to both management and investors in the analysis of the Company’s financial performance when comparing it to other periods and that they provide investors with an important perspective on the current underlying operating performance of the business by isolating the impact of a non-cash adjustment related to a prior acquisition. A reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measure is provided below for fiscal year 2005:

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

A reconciliation of EBITDA and EBIT to cash (used)/provided by operations, the most directly comparable GAAP measure, is provided below for each period presented:

	Year Ended September 30,
	2006	2005	2004	2003	2002
Net cash (used)/provided by operating activities	$(304,463)	$(84,263)	$(73,719)	$(41,049)	$59,464

Increase in inventory	430,345	572,114	413,705	330,747	154,238
Provision for income taxes	224,453	236,810	150,764	112,784	79,425
Deferred income tax (provision) benefit	(41,487)	54,631	22,740	(87)	6,613
Interest amortized to cost of sales	96,242	82,388	66,199	55,451	43,001
Decrease (increase) in accounts payable and other liabilities	92,834	(217,412)	(120,976)	(96,224)	(71,781)
Goodwill impairment	—	(130,235)	—	—	—
Impairment and write-off of inventory-related assets	(43,477)	(5,511)	(3,180)	(1,854)	(1,248)
Increase (decrease) in accounts receivable and other assets	282,870	108,081	21,399	13,105	(4,348)
Equity in (loss) earnings in joint ventures, net of income
distributions	(1,124)	(823)	1,561	1,597	2,338
Loss on early extinguishment of debt	—	—	—	(7,570)	—
Tax benefit from stock transactions	—	(11,551)	(8,127)	(11,502)	(12,235)
Other	(680)	(1,333)	(1,837)	(1,198)	(954)
EBITDA	735,513	602,896	468,529	354,200	254,513
Less depreciation and amortization	26,057	21,174	15,755	13,220	9,453
EBIT	$709,456	$581,722	$452,774	$340,980	$245,060

(iv) All interest incurred, other than Beazer Mortgage warehouse line interest, is capitalized to inventory and subsequently amortized to cost of sales as homes are closed.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Homebuilding. We design, sell and build single-family homes in the following geographic regions which are presented as our reportable segments. Those remaining homebuilding operations not separately reportable as segments are included in “Other”:

West	Mid-Atlantic	Florida	Southeast	Other
Arizona	Delaware	Florida	Georgia	Colorado
California	Maryland		Nashville, TN	Indiana
Nevada	New Jersey		North Carolina	Kentucky
New Mexico	New York		South Carolina	Memphis, TN
	Pennsylvania			Ohio
	Virginia			Texas
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

Financial Services. Recognizing the homebuyer’s desire to simplify the financing process, we originate mortgages on behalf of our customers through our subsidiary Beazer Mortgage. Beazer Mortgage originates, processes and brokers mortgages to third party investors. Beazer Mortgage also finances certain of our mortgage lending activities under a warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights to third-party investors. We also offer title insurance services to our homebuyers in many of our markets.

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

Inventory Valuation

Housing projects and land held for development and sale are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may be impaired. We assess these assets for recoverability in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less costs to sell. During fiscal 2006, we recorded inventory impairments of approximately $5.7 million primarily in our Colorado and Midwest markets.

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

While we believe that no additional goodwill impairment existed as of September 30, 2006, future economic or financial developments, including general interest rate increases or poor performance in either the national economy or individual local economies, could lead to impairment of goodwill, prospectively.

Homebuilding Revenues and Costs

Revenue from the sale of a home is generally recognized when the closing has occurred and the risk of ownership is transferred to the buyer. In situations where the buyer’s financing is originated by Beazer Mortgage, and the buyer has not made a sufficient initial and continuing investment, the revenue and gross profit on such sale is deferred until the sale of the related mortgage loan to a third-party investor has been completed. Revenue for condominiums under construction is recognized based on the percentage-of-completion method in accordance with SFAS 66, Accounting for Sales of Real Estate, when certain criteria are met. All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs (based upon an allocation of such costs, including costs to complete the development, or specific lot costs), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest and estimated warranty costs. Sales commissions are included in selling, general and administrative expense when the closing has occurred. All other costs are expensed as incurred.

Warranty Reserves

We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty (generally ranging from a minimum of five years up to the period covered by the applicable statute of repose) covering only certain defined construction defects. We also provide a defined structural element warranty with single-family homes and townhomes in certain states.

Since we subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors.

Warranty reserves are included in other liabilities in the consolidated balance sheets. We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period, based on historical experience and management’s estimate of the costs to remediate the claims, and adjusts these provisions accordingly. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future. Our warranty reserves at September 30, 2006 and 2005 include accruals for certain moisture intrusion issues. Our estimation process for such accruals is discussed in Note 13 to the Consolidated Financial Statements. While we believe that our warranty reserves at September 30, 2006 are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

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

The following chart presents certain quarterly operating data for our last twelve fiscal quarters and is indicative of this seasonality.

New Orders (net of cancellations)
	1stQ	2ndQ	3rdQ	4thQ
2006	3,872	4,224	4,378	2,064
2005	3,545	5,239	5,202	4,937
2004	3,304	5,032	4,869	4,276

Closings
	1stQ	2ndQ	3rdQ	4thQ
2006	3,829	4,273	4,156	6,411
2005	3,574	3,602	4,631	6,339
2004	3,608	3,684	4,061	5,098

RESULTS OF OPERATIONS:

	Fiscal Year Ended September 30,
($ in thousands)	2006	2005	2004
Revenues:
Homebuilding (1)	$5,325,588	$4,922,793	$3,824,142
Land and lot sales	90,217	34,527	44,702
Financial Services	65,808	54,310	51,140
Intercompany elimination	(19,610)	(16,277)	(12,875)
Total	$5,462,003	$4,995,353	$3,907,109

Gross profit (loss)
Homebuilding (1)	$1,195,991	$1,112,670	$754,166
Land and lot sales	(1,114)	5,073	2,071
Financial Services	65,808	54,310	51,140
Total	$1,260,685	$1,172,053	$807,377

Selling, general and administrative (SG&A) expenses:
Homebuilding	$600,428	$516,217	$397,601
Financial Services	48,582	38,683	31,841
Total	$649,010	$554,900	$429,442

As a percentage of total revenue:
Gross Margin	23.1%	23.5%	20.7%

SG&A - homebuilding	11.0%	10.3%	10.2%
SG&A - Financial Services	0.9%	0.8%	0.8%

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

Revenues. Revenues increased by 9.3% for fiscal 2006 compared to fiscal 2005. Homes closed increased by 2.9% from 18,146 in fiscal 2005 to 18,669 in fiscal 2006 driven by strong growth in the first half of fiscal 2006 in a majority of our markets. This growth was partially offset by declines in Nevada and many of our California markets in the West region and in certain of our North Carolina and Florida markets. The average sales price of homes closed increased by 5.7% to $286,700 from $271,300 for the fiscal years ended September 30, 2006 and 2005, respectively. Average sales price increased in the majority of our markets, due primarily to product mix related to the expansion of our product offerings in many markets to include higher priced homes.

The increase in homebuilding revenues for fiscal 2005 compared to fiscal 2004 is the result of a 10.3% increase in the number of homes closed and a 16.8% increase in the average sales price per home closed. Home closings and average sales prices increased in most of our markets. During fiscal 2005, we benefited from improved pricing power in each of our major markets and improved product mix, as well as a strong housing market.

Also, our revenue growth reflects a key component of our growth strategy, to continue to increase our market penetration through geographic diversification and price point diversification, expanding our product offerings to grow market share in existing markets.

In addition, we had $90.2 million, $34.5 million and $44.7 million of land sales for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. The increase in land sales in fiscal 2006 primarily resulted from our continued review of opportunities to minimize underperforming investments and exit a number of less profitable positions, reallocating funds to investments that will optimize overall returns in the future.

New Orders. New orders decreased to 14,538, or 23.2%, during fiscal 2006 compared to 18,923 for fiscal 2005 as new orders decreased across a majority of our markets due primarily to lower levels of demand for new homes, an increase in resale home inventory and significant increases in cancellation rates during the second half of fiscal 2006. Specifically, orders decreased by 43.3% in our West region and 27.1% in our Mid-Atlantic region compared to fiscal 2005 due to lower demand and higher cancellations compared to the extremely high number of new orders received in these regions in fiscal 2005. Orders also decreased by 33.6% in our Florida region, primarily related to increased competition and moderating demand.

New orders increased 8.2% to 18,923 units for the fiscal year ended September 30, 2005 compared to 17,481 units for the fiscal year ended September 30, 2004. The increase in new orders during fiscal 2005 compared to fiscal 2004 was driven by orders in our Florida, Southeast and Mid-Atlantic regions and Texas and Colorado markets. New orders in our Indiana markets were negatively impacted by a soft local economy and decreased 5.6% from the prior fiscal year. Orders were down in our West region compared to strong orders in fiscal 2004, as community delays in Nevada and California resulted in fewer available sales opportunities during the second half of fiscal 2005.

The fundamentals that drive sales activity are numerous and varied. On a macro level, low unemployment, low mortgage interest rates and low new home and resale inventory supply each contribute to a positive general homebuilding market environment. Our ability to stay ahead of changing customer preferences and local demographic trends with our product mix and to maintain adequate product supply contributes locally to long-term new order trends.

Backlog. The aggregate dollar value of homes in backlog of $1.6 billion at September 30, 2006, decreased 42.9% from $2.7 billion at September 30, 2005. This decrease reflects a 44.7% decline in the number of homes in backlog offset partially by a 3.4% increase in the average price of homes in backlog from $294,800 at September 30, 2005 to $304,900 at September 30, 2006. The decrease in the number of homes in backlog is driven primarily by decreased order trends in the majority our markets. The increase in average price of homes in backlog is due to the success we are experiencing in diversifying our product offerings and relatively favorable pricing year-over-year in many of our major markets offset slightly by a decrease in the relative percentage of backlog in our higher-priced markets.

The increase in unit backlog from 8,456 units at September 30, 2004 to 9,233 units at September 30, 2005 reflected a favorable homebuilding environment which drove new order activity, and our ability to gain market share and increase our product diversity during that time period. The average sales price of homes in backlog increased at September 30, 2005 to $294,800 from $264,400 at September 30, 2004. The increase in the overall average price in backlog was due to the improved pricing power in each of our markets and the increasingly favorable shift in our product mix. The increase in product mix reflects the expansion of our product offerings in many markets to include higher priced homes.

Gross Margin. Our gross margin was 23.1% for fiscal 2006 compared to 23.5% for fiscal 2005. Margins in fiscal 2006 were negatively impacted by margin pressures in our West and Mid-Atlantic regions, a higher percentage of closings from lower margin markets, higher market driven sales incentives and costs associated with our overhead structure realignment and the exiting of non-strategic land positions. Fiscal 2006 home construction and land sales expenses included $37.8 million of costs related to the abandonment of projects and write-off of deposits and other costs on cancelled land option contracts and $5.7 million of inventory impairments offset partially by a $21.7 million reduction in the accrual for construction defect claims for water intrusion in Indiana (see Note 13 to the Consolidated Financial Statements). Fiscal 2005 gross margin included the impact of $55.0 million in warranty expenses associated with the construction defect claims for water intrusion in Indiana, $14.0 million of other warranty costs and $5.5 million of costs related to the abandonment of projects.

Gross margin increased in fiscal 2005 as compared to fiscal 2004 as a result of a strong pricing environment and improved product mix as we continued to invest in markets with the highest impact on results and continue our execution of specific initiatives focused on maximizing profitability, such as national purchasing where our average rebate per home rose significantly. The fiscal 2005 gross margin improvement was achieved despite the aforementioned $55.0 million in construction defect claims warranty expenses in Indiana compared to $43.9 million of similar expense in 2004.

We executed several land sales during the past three fiscal years. We realized a gross loss of $1.1 million on land sales in fiscal 2006 and gross profit of $5.1 million and $2.1 million on land sales in fiscal 2005 and 2004, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense (SG&A) totaled $649.0 million in fiscal 2006, $554.9 million in fiscal 2005 and $429.4 million in fiscal 2004. The increase in SG&A expense during the periods presented is primarily related to the costs associated with a number of strategic company-wide programs, an increase in sales commissions as a result of increased revenues and the cost of a larger infrastructure necessary to meet the demands related to the growth in our business. As a percentage of total revenue, SG&A expenses were 11.9% in fiscal 2006, 11.1% in fiscal 2005 and 11.0% in fiscal 2004.

In the fourth quarter of fiscal 2006, we began a comprehensive review of our overhead structure in light of our reduced volume expectations for fiscal 2007. As of November 30, 2006, we have reduced our overall number of employees by approximately 1,000 or 25%. Fiscal 2006 SG&A expense included $1.1 million in severance costs related to employees who had been severed as of September 30, 2006.

Fiscal 2005 goodwill impairment charge.  During fiscal year 2005, we recorded a $130.2 million non-cash, non-tax deductible goodwill impairment charge to write-off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina.

Segment Analysis ($ in thousands)

	Fiscal Year Ended September 30,
	2006	Change	2005	Change	2004
West
New orders, net	3,216	(43.3)%	5,673	(10.3)%	6,323
Closings	5,035	(11.4)%	5,686	4.1%	5,460
Backlog units	1,175	(60.8)%	2,994	(0.4)%	3,007
Average sales price per home closed	$368.3	7.6%	$342.4	21.5%	$281.9
Homebuilding revenue	$1,838,213	(5.6)%	$1,946,822	26.5%	$1,539,439
Land & lot sale revenue	$35,905	N/A	$—	N/A	$14,431
Gross profit	$432,594	(21.1)%	$548,505	45.9%	$375,891
Operating income	$280,731	(33.5)%	$421,968	50.2%	$280,898

Mid-Atlantic
New orders, net	1,470	(27.1)%	2,016	33.2%	1,513
Closings	2,086	11.6%	1,870	18.1%	1,583
Backlog units	577	(51.6)%	1,193	13.9%	1,047
Average sales price per home closed	$457.6	1.8%	$449.6	27.2%	$353.5
Homebuilding revenue	$962,324	14.5%	$840,714	50.2%	$559,596
Land & lot sale revenue	$3,550	(51.8)%	$7,369	N/M	$150
Gross profit	$297,759	7.2%	$277,649	74.8%	$158,860
Operating income	$213,279	3.2%	$206,627	84.9%	$111,763

Florida
New orders, net	1,523	(33.6)%	2,295	11.4%	2,061
Closings	2,274	1.7%	2,236	38.4%	1,616
Backlog units	508	(59.7)%	1,259	4.9%	1,200
Average sales price per home closed	$309.5	15.7%	$267.6	10.8%	$241.6
Homebuilding revenue	$694,803	16.1%	$598,454	53.3%	$390,365
Land & lot sale revenue	$—	N/A	$496	N/M	$15
Gross profit	$211,559	33.7%	$158,229	68.1%	$94,125
Operating income	$143,380	47.4%	$97,263	90.3%	$51,105

Southeast
New orders, net	3,856	(11.8)%	4,372	17.3%	3,726
Closings	4,289	7.4%	3,995	4.2%	3,833
Backlog units	1,321	(24.7)%	1,754	27.4%	1,377
Average sales price per home closed	$210.8	12.4%	$187.5	13.4%	$165.4
Homebuilding revenue	$897,994	19.9%	$748,912	18.1%	$634,028
Land & lot sale revenue	$2,669	(78.0)%	$12,118	(0.7)%	$12,207
Gross profit	$187,234	42.2%	$131,678	12.4%	$117,109
Operating income	$86,451	76.1%	$49,098	6.8%	$45,952

	Fiscal Year Ended September 30,
	2006	Change		2005	Change		2004
Other homebuilding
New orders, net	4,473	(2.1)%		4,567	18.4%		3,858
Closings	4,985	14.4%		4,359	10.1%		3,959
Backlog units	1,521	(25.2)%		2,033	11.4%		1,825
Average sales price per home closed	$187.5	3.7%		$180.8	2.7%		$176.0
Homebuilding revenue	$932,254	18.3%		$787,891	12.4%		$700,714
Land & lot sale revenue	$48,093	230.7%		$14,544	(18.7)%		$17,899
Gross profit	$117,004	5.9%		$110,440	(6.0)%		$117,548
Operating (loss) income	$(4,301)	(172.9)%		$5,902	(79.9)%		$29,425

Financial Services
Number of mortgage originations	12,205	9.1%		11,183	16.1%		9,633
Capture rate	65%	380	bps	62%	260	bps	59%
Revenues	$65,808	21.2%		$54,310	6.2%		$51,140
Operating income	$17,226	10.2%		$15,627	(19.0)%		$19,299

West: Homebuilding revenues decreased in fiscal 2006 due to decreased closings across the markets offset slightly by increased average sales prices in the segment. Declines in fiscal 2006 closings were due to softer market conditions, increased competition in both new and existing home sales, higher cancellations and the impact of extremely high closings in fiscal 2005. Homebuilding revenues increased from fiscal 2004 to fiscal 2005 due to increased closings and increased average sales prices in the majority of the markets in this segment, as we benefited from improved pricing power and exceptionally high demand in each of these markets.

Gross margins were 24.2% for fiscal 2004, 28.2% for fiscal 2005 and 23.1% for fiscal 2006. Operating margin as a percentage of total revenues for the fiscal year ended September 30, 2006 was 15.0% compared to 21.7% for fiscal 2005 and 18.1% for fiscal 2004. The decrease in gross margins in fiscal 2006 is primarily due to softer market conditions in our California and Nevada markets and increased costs for subdivision maintenance throughout the region. In addition, operating margins in fiscal 2006 have also been negatively impacted by increased sales commissions and broker participation required to generate sales in response to softer market conditions. The increase in gross and operating margins in fiscal 2005 was primarily due to the aforementioned increase in homebuilding revenue, which resulted in an extremely high leverage of fixed overhead, higher average sales prices and our specific initiatives, such as national purchasing where our average rebate per home rose significantly. In addition, fiscal 2005 margins benefited from a higher number of closings related to new communities and reduced sales incentives compared to the prior year due, respectively, to well purchased land and high demand.

Mid-Atlantic: Increased closings and slightly increased higher average sales prices due to healthy demand and continued constraints on the supply of available housing during fiscal 2005 and the first half of fiscal 2006 resulted in increased homebuilding revenues over the past two fiscal years. Gross and operating margins for the fiscal year ended September 30, 2006 were 30.8% and 22.1%, respectively compared to 32.7% and 24.4% for fiscal 2005 and 28.4% and 20.0% for fiscal 2004, respectively. The decrease in gross margins from fiscal 2005 to fiscal 2006 primarily related to margin pressures and increased incentives in response to softening market conditions in the last few months of fiscal 2006. Operating margins in fiscal 2006 were impacted by increased commissions and marketing costs in response to such softening market conditions in fiscal 2006. The increase in both gross and operating margins from fiscal 2004 to fiscal 2005 is primarily due to the aforementioned strong pricing environment in fiscal 2005 and the related increased contribution from higher homebuilding revenues, which resulted in an extremely high leverage of fixed overhead.

Florida: Homebuilding revenues increased over the past two fiscal years due to increased closings and increased average sales prices. The increase in fiscal 2006 revenues was primarily generated in the first six months as revenues from the second half of fiscal 2006 were negatively impacted by decreased closings in a majority of the markets due to increased competition and moderating demand. Gross margins increased to 30.4% for fiscal 2006 from 26.4% for fiscal 2005 and 24.1% for fiscal 2004, as we continued to benefit from well-purchased land positions and the aforementioned increase in average sales prices. In addition, fiscal 2005 margins were slightly impacted by lower than average margins in our Tampa market due to incentive pricing offered to stimulate traffic during the opening of a new mid-rise condominium community. Operating margin for the fiscal year ended September 30, 2006 was 20.6% compared to 16.2% for fiscal 2005 and 13.1% for fiscal 2004. The increase in operating margins from fiscal 2004 to fiscal 2006 is primarily due to the aforementioned increase in homebuilding revenue and average sales prices, which resulted in an extremely high leverage of fixed overhead.

Southeast: Homebuilding revenues increased in a majority of our markets within the Southeast segment over the past two fiscal years driven by increased average sales prices in most of our markets and increased closings in the majority of our South Carolina markets. Revenues and margins in Charlotte have been negatively impacted by entry level housing competition and difficulties encountered in our integration of the Crossmann communities in this market. Margins in fiscal 2004, 2005 and 2006 have been negatively impacted as we repositioned our product offerings and reduced our investment in the entry-level and townhouse sectors of the Charlotte market. New product offerings in Georgia and the South Carolina markets, including our Atlantic Station community in Georgia, and an improved product mix throughout the region contributed toward the increased average sales prices. Gross margins for fiscal 2006 were 20.8% compared to 17.3% for fiscal 2005 and 18.1% for fiscal 2004. Gross margins in fiscal 2006 benefited from a $5.0 million reduction in warranty-related accruals as pending litigation was settled favorably and $5.6 million of insurance recoveries. The decrease in fiscal 2005 margins from fiscal 2004 related to the impact of our repositioning efforts in Charlotte and increased warranty and legal related costs in South Carolina. Operating margins for fiscal 2006 were 9.6%, an increase from 6.5% in fiscal 2005 and 7.1% in fiscal 2004.

Other homebuilding: The increase in homebuilding revenues in fiscal 2006 and fiscal 2005 reflected strong revenue growth compared to a weaker market in 2004 in our Colorado and Texas markets and increased fiscal 2006 closings in our Indiana markets. This revenue growth was partially offset by continued weakness in the remaining markets in this segment. Gross margins for our other homebuilding markets decreased from 16.4% for fiscal 2004 to 13.8% for fiscal 2005 and 11.9% for fiscal 2006. Operating margins decreased from 4.1% for fiscal 2004 to 0.7% for fiscal 2005 and -0.4% for fiscal 2006. The decrease in margins from fiscal 2005 to fiscal 2006 was primarily due to pricing pressures in our Colorado and Ohio markets and additional costs related to our decision to exit some sub-markets in Indiana and Memphis, Tennessee during fiscal 2006. The decrease in fiscal 2005 when compared to fiscal 2004 was primarily due to additional warranty costs in our Kentucky market and repositioning costs, including higher discounting, related to the implementation of new home and subdivision designs in Indiana and Ohio.

Financial Services: Our capture rate (the percentage of mortgages we originate as a percentage of homes closed) of mortgages originated for customers of our homebuilding business, which is the most significant source of revenue in this segment, increased to 65% in fiscal 2006 from 62% in fiscal 2005 and 59% in fiscal 2004 due primarily to our continued focus on serving our customer base. Our capture rate is based on total closings. All costs related to Financial Services are included in SG&A. Operating income for Financial Services increased in fiscal 2006 primarily due to increased Title Services operating profit offset by additional costs in our mortgage operations including higher price concessions and incentives offered in response to competitive pressures in the refinancing market.

Corporate and unallocated: Corporate and unallocated costs totaled $125.1 million for fiscal 2006, $309.6 million for fiscal 2005 and $160.5 million for fiscal 2004. Fiscal 2006 costs are offset by $21.7 million of reductions in accruals associated with construction defect claims from water intrusion in Indiana. Fiscal 2005 costs include $130.2 million for the aforementioned goodwill impairment charge. Fiscal 2005 and fiscal 2004 included $55.0 million and $43.9 million, respectively, of warranty expenses associated with the claims from water intrusion in Indiana. Excluding the goodwill impairment and these warranty expenses and related reductions, corporate costs as a percentage of total revenues were 2.7% for fiscal 2006, 2.5% for fiscal 2005 and 3.0% for fiscal 2004.

Income Taxes.  Our effective tax rate was 36.6% for fiscal year 2006, 47.4% for fiscal year 2005 and 39.0% for fiscal year 2004. The effective tax rate for 2005 was impacted by the $130.2 million non-cash, non-tax deductible goodwill impairment charge discussed above. The following table reconciles our effective tax rate reported in accordance with GAAP and our adjusted effective tax rate without this goodwill impairment charge:

	Fiscal Year Ended September 30,
	2006	2005	2004
Effective tax rate	36.6%	47.4%	39.0%
Impact of non-cash, non-deductible goodwill impairment	—	(9.8%)	—
Adjusted effective tax rate	36.6%	37.6%	39.0%

The adjusted effective tax rate presented above is a non-GAAP financial measure. Management believes that this non-GAAP measure is useful to both management and investors in the analysis of the Company’s financial performance when comparing it to other periods and that it provides investors with an important perspective on the underlying effective tax rate of the business by isolating the impact of the non-cash, non-tax deductible goodwill impairment charge. The decrease in adjusted effective tax rate between years is primarily due to changes in income concentrations in the various states, the timing of certain state tax initiatives and favorable tax adjustments of $7.5 million and $4.0 million recorded in fiscal 2006 and 2005, respectively. In addition, in fiscal 2006, we recognized a $5.9 million deduction related to new provisions under the American Jobs Creation Act of 2004. The principal difference between our effective rate and the U.S. federal statutory rate is due to state income taxes incurred.

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

Financial Condition and Liquidity. Our sources of cash liquidity include, but are not limited to, cash from operations, amounts available under credit facilities, proceeds from senior notes and other bank borrowings, the issuance of equity securities and other external sources of funds. Our short-term and long-term liquidity depend primarily upon our level of net income, working capital management (accounts receivable, accounts payable and other liabilities) and bank borrowings. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures and working capital requirements, scheduled debt and dividend payments, and interest and tax obligations for the next twelve months. However, any material variance of our operating results or land acquisitions from our projections or investments in or acquisitions of businesses could require us to obtain additional equity or debt financing. We plan to use cash generated to invest in growing the business, to fund land acquisitions and operations, pay dividends and to repurchase our common stock. We will continue to fund our share repurchase program (discussed further below) by limiting or curtailing operations in underperforming markets while reinvesting in higher margin markets.

At September 30, 2006, we had cash and cash equivalents of $162.6 million, compared to $297.1 million at September 30, 2005. The decrease in cash was primarily due to $205.4 million of stock repurchases during fiscal 2006 and the increase in homes in inventory related to timing of projects in process and higher cancellations of home sales. Our net cash used in operating activities for the year ended September 30, 2006 was $304.5 million compared to $84.3 million in fiscal 2005 and $73.7 million in fiscal 2004, as the increased cost of inventory more than offset increased net income. Based on the applicable year’s closings, as of September 30, 2006, our land bank includes a 4.7 year supply of land/lots for future development compared to a 5.9 year supply as of September 30, 2005 and a 5.5 year supply as of September 30, 2004. The decrease in land bank from September 30, 2005 to September 30, 2006 related to our decision to eliminate non-strategic positions to align our land supply with our current expectations for future home closings. Net cash used in investing activities was $66.2 million for fiscal 2006 compared to $48.5 million for fiscal 2005 and $30.5 million for fiscal 2004, as we invested in unconsolidated joint ventures to support our land acquisition strategy.

Net cash provided by financing activities was $236.2 million in fiscal 2006 compared to $109.0 million in fiscal 2005 and $351.7 million in fiscal 2004. In fiscal 2006, 2005 and 2004, proceeds from the senior note issuances (discussed below) and stock option exercises were somewhat offset by other debt repayments, common share repurchases and dividend payments.

At September 30, 2006 we had the following long-term debt (in thousands):

Debt	Due	Amount
Warehouse Line	January 2007	$94,881
Revolving Credit Facility	August 2009	—
8 5/8% Senior Notes*	May 2011	200,000
8 3/8% Senior Notes*	April 2012	350,000
6 1/2% Senior Notes*	November 2013	200,000
6 7/8% Senior Notes*	July 2015	350,000
8 1/8% Senior Notes*	June 2016	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000
Junior subordinated notes	July 2036	103,093
Other Notes Payable	Various Dates	89,264
Unamortized debt discounts		(3,578)
Total		$1,838,660

* Collectively, the “Senior Notes”

Warehouse Line - Effective January 11, 2006, Beazer Mortgage entered into a 364-day credit agreement with a number of banks to fund the origination of residential mortgage loans (the “Warehouse Line”). The Warehouse Line provides for maximum available borrowing capacity of $250 million to $350 million based on commitment periods, as defined in the Warehouse Line, and is secured by certain mortgage loan sales and related property. The Warehouse Line is not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility. In the second quarter of fiscal 2006, Beazer Mortgage began financing a portion of its mortgage lending activities with borrowings under the Warehouse Line. Borrowings under the Warehouse Line were $94.9 million and bore interest at 5.3% per annum as of September 30, 2006. Beazer Mortgage had a pipeline of loans in process of approximately $1.1 billion as of September 30, 2006 which may be financed either through the Warehouse Line or with third party investors. We are currently negotiating an extension of the Warehouse Line and expect to complete this transaction prior to the current facility’s maturity.

Revolving Credit Facility - In August 2005, we replaced our former credit facility with a new four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks, which was expanded in June 2006 to $1 billion and which matures in August 2009. The former credit facility included a $550 million four-year revolving credit facility and a $200 million four-year term loan which would have matured in June 2008. The Revolving Credit Facility includes a $50 million swing line commitment. We have the option to elect two types of loans under the Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Credit Facility). The Revolving Credit Facility contains various operating and financial covenants. We were in compliance with such covenants at September 30, 2006. Substantially all of our significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 15 to the Consolidated Financial Statements).

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable. At September 30, 2006, we had available borrowings of $591.0 million under the Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility at September 30, 2006 or September 30, 2005.

Senior Notes - The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Revolving Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

In June 2006, we issued $275 million of 8 ⅛% senior notes due in June 2016. Interest on the 8 1/8% notes is payable semi-annually. We may redeem these notes at any time, in whole or in part, at a redemption price equal to the principal amount thereof plus an applicable premium, as defined in the 8 1/8% notes, plus accrued and unpaid interest.

Excluding the 8 ⅜% Senior Notes issued in September 2002 which were used partially to fund the cash portion of the Crossmann acquisition and to repay Crossmann’s outstanding net indebtedness, the Senior Notes were generally used to pay off borrowings under existing credit facilities, fund land acquisitions and for general corporate purposes. The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2006, under the most restrictive covenants of each indenture, approximately $244 million of our retained earnings was available for cash dividends and for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

Junior Subordinated Notes - In June 2006, we completed a private placement of $103.1 million of unsecured junior subordinated notes which mature in July 2036 and are redeemable at par on or after July 30, 2011 and pay a fixed rate of 7.987% for the first ten years ending July 2016. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly. These notes were issued to our wholly-owned subsidiary, Beazer Capital Trust I, which simultaneously issued, in a private transaction, trust preferred securities and common securities with an aggregate value of $103.1 million to fund its purchase of these notes. The transaction is treated as debt in accordance with GAAP. The obligations relating to these notes and the related securities are subordinated to the Revolving Credit Facility and the Senior Notes.

Other Notes - We periodically acquire land through the issuance of notes payable. As of September 30, 2006 and 2005, we had outstanding notes payable of $89.3 million and $46.1 million, respectively, primarily related to land acquisitions and development. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 6.75% to 10.0% at September 30, 2006. These notes are secured by the real estate to which they relate.

Other Services - Beazer Mortgage provides mortgage origination services, and generally does not retain or service the mortgages that it originates.  Through September 30, 2005, these mortgages were generally funded by one of a network of mortgage lenders.  In the second quarter of fiscal 2006, Beazer Mortgage began financing certain of its mortgage lending activities with borrowings under the Warehouse Line or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors.   In addition, we offer title insurance services to our homebuyers in many of our markets.

Stock Repurchases and Dividends Paid - On November 18, 2005, as part of an acceleration of our comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase of our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. We entered into a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to execute a portion of the share repurchase program, supplemented with opportunistic purchases in the open market or in privately negotiated transactions. During fiscal 2006, we repurchased 3,648,300 shares for an aggregate purchase price of $205.4 million, or approximately $56 per share. In addition, during fiscal 2006 and fiscal 2005, 47,544 shares and 142,459 shares, respectively, were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock and restricted stock units under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of $2.6 million, or approximately $55 per share, for fiscal 2006 and for an aggregate value of $8.1 million, or approximately $57 per share, for fiscal 2005. During fiscal 2005, we did not repurchase any shares in the open market. During fiscal 2004, we repurchased 539,400 shares for an aggregate purchase price of $17.5 million or approximately $33 per share pursuant to the plan. At September 30, 2006, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan.

For fiscal 2006, the Company paid quarterly cash dividends aggregating $0.40 per common share, or a total of approximately $16.1 million. For fiscal 2005, the Company paid quarterly cash dividends aggregating $0.33 per common share, or a total of approximately $13.9 million. For fiscal 2004, the Company paid quarterly cash dividends aggregating $0.13 per common share, adjusted for the stock split, or a total of approximately $5.5 million.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments.We attempt to control half or more of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. At September 30, 2006, we controlled 88,505 lots (a 4.7-year supply based on fiscal 2006 closings) as follows:

Land Bank
	Lots	Percentage
Owned	40,933	46%
Optioned	47,572	54%
Total	88,505	100%

We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $352.6 million at September 30, 2006. This amount includes non-refundable letters of credit of approximately $51.9 million. The total remaining purchase price, net of cash deposits, committed under all options was $2.4 billion as of September 30, 2006. Only $14.2 million of total remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.

We expect to exercise all of our option contracts with specific performance obligations and, subject to market conditions, substantially all of our option contracts without specific performance obligations. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, can have a significant impact on the timing of option exercises. Under their current terms, and assuming no significant changes in market conditions or other factors, we expect to exercise the majority of our land options within three to four years.

We have historically funded the exercise of land options through a combination of operating cash flows and borrowings under our credit facilities. We expect these sources to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our land options will have a material adverse effect on our liquidity.

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIEs”) under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at September 30, 2006 and 2005 reflect consolidated inventory not owned of $471.4 million and $230.1 million, respectively. The amounts committed under options and recorded as consolidated inventory not owned include our obligations related to inventory consolidated under FIN 46R and lot option agreements for which our deposits and pre-acquisition development costs exceeded certain thresholds. Obligations related to consolidated inventory not owned totaled $330.7 million at September 30, 2006 and $166.2 million at September 30, 2005. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers and other homebuilders to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our consolidated balance sheets include investments in joint ventures totaling $122.8 million and $78.6 million at September 30, 2006 and 2005, respectively.

Our joint ventures typically obtain secured acquisition, development and construction financing. At September 30, 2006, our unconsolidated joint ventures had borrowings outstanding totaling $738.4 million. In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At September 30, 2006, we had repayment guarantees of $11.8 million and loan-to-value maintenance guarantees of $12.8 million of debt of unconsolidated joint ventures (see Note 2 to the Consolidated Financial Statements).

The following summarizes our aggregate contractual commitments at September 30, 2006:

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations
Senior Notes and other notes payable	$1,842,238	$112,533	$63,050	$208,562	$1,458,093
Interest commitments under Senior Notes and other notes payable (1)	1,174,756	134,881	238,589	222,711	578,575
Operating leases	85,079	25,692	33,019	17,330	9,038
Purchase obligations (2)	14,216	8,023	6,193	—	—
Total	$3,116,289	$281,129	$340,851	$448,603	$2,045,706

(1) Interest on variable rate obligations is based on rates effective as of September 30, 2006.
(2) Represents obligations under option contracts with specific performance provisions, net of cash deposits.

We had outstanding letters of credit and performance bonds of approximately $93.3 million and $616.9 million, respectively, at September 30, 2006 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $62.7 million relating to our land option contracts discussed above.

Recent Accounting Pronouncements. In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment of ARB 43, Chapter 4. SFAS 151 provides clarification of the accounting for abnormal amounts of freight, handling costs, and wasted material and requires that these items be recognized as current period charges. SFAS 151 was effective for inventory costs incurred beginning in the first quarter of fiscal 2006. The adoption of SFAS 151 did not have a material impact on our consolidated results of operations or financial position for the year ended September 30, 2006.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which will be effective in the first quarter of our fiscal 2007. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial condition and results of operations.

On November 29, 2006, the FASB ratified EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums. The EITF states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. We are currently evaluating the impact of adopting EITF 06-8 on our consolidated financial condition and results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 includes provisions that require expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial condition and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 expresses the Staff’s views regarding the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for fiscal years ending after November 16, 2006 and will be effective for our fiscal 2007 year end. We do not expect the adoption of SAB 108 will have a material impact on our consolidated financial condition or results of operations.

Outlook. On November 7, 2006, we announced that we anticipate fiscal 2007 home closings in the range of 12,000 - 13,500 and fiscal 2007 new orders in the range of 12,000 - 14,000. The attainment of closings and new orders in these ranges assumes the resumption of positive year-over-year sales comparisons at varying levels by the last quarter of the 2007 fiscal year.

Achievement of our fiscal 2007 forecast of 13,500 closings is expected to result in diluted earnings per share of approximately $3.65. This forecast assumes a stabilization of average gross margins during fiscal 2007 at or near the levels attained in the fiscal 2006 fourth quarter. We have not provided a diluted earnings per share estimate for the 12,000 unit level of closings as there is insufficient visibility to assess the level of margins, the potential for additional impairments, or further overhead reductions required at this volume level.

We expect to close approximately 2,500 homes during the quarter ending December 31, 2006. During this quarter, we also expect to incur approximately $4.0 million of additional severance and related costs associated with the previously referenced overhead alignment.

We are focused on maintaining balance sheet strength, reducing costs, and maximizing our financial resources to better position the company to take advantage of those opportunities that will arise when conditions stabilize. The steps currently in process to align the company’s cost structure with the current environment are consistent with our goal to be in the top quartile of our peer group with respect to margins and returns.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this annual report in the sections captioned “Outlook” and “Financial Condition and Liquidity.” Additional information about factors that could lead to material changes in performance is contained Item 1. Business - Risk Factors. Such factors may include:

•	economic changes nationally or in local markets;
•	volatility of mortgage interest rates and inflation;
•	increased competition;
•	shortages of skilled labor or raw materials used in the production of houses;
•	increased prices for labor, land and raw materials used in the production of houses;
•	increased land development costs on projects under development;
•	decreased land values underlying land option agreements;
•	the cost and availability of insurance, including the availability of insurance for the presence of mold;
•	the impact of construction defect and home warranty claims;
•	a material failure on the part of Trinity Homes LLC to satisfy the conditions of the class action settlement agreement;
•	any delays in reacting to changing consumer preference in home design;
•	terrorist acts and other acts of war;
•	changes in consumer confidence;
•	delays or difficulties in implementing initiatives to reduce production and overhead cost structure;
•	delays in land development or home construction resulting from adverse weather conditions;
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

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of September 30, 2006, we had $178.4 million of variable rate debt outstanding. Based on our fiscal 2006 average outstanding borrowings under our variable rate debt, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by less than $1.8 million.

The estimated fair value of our fixed rate debt at September 30, 2006 was $1,601.8 million, compared to a carrying value of $1,660.3 million, due primarily to the impact of our increasing interest rates. In addition, the effect of a hypothetical one-percentage point decrease in interest rates would increase the estimated fair value of the fixed rate debt instruments from $1,601.8 million to $1,711.2 million at September 30, 2006.

Item 8. Financial Statements and Supplementary Data

Beazer Homes USA, Inc.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended September 30,
	2006	2005	2004

Total revenue	$5,462,003	$4,995,353	$3,907,109

Home construction and land sales expenses	4,201,318	3,823,300	3,099,732
Gross profit	1,260,685	1,172,053	807,377
Selling, general and administrative expenses	649,010	554,900	429,442
Goodwill impairment	—	130,235	—
Operating income	611,675	486,918	377,935
Equity in (loss) income of unconsolidated joint ventures	(772)	5,021	1,561
Other income, net	2,311	7,395	7,079
Income before income taxes	613,214	499,334	386,575
Provision for income taxes	224,453	236,810	150,764
Net income	$388,761	$262,524	$235,811

Weighted average number of shares:
Basic	39,812	40,468	39,879
Diluted	44,345	45,634	42,485

Earnings per share:
Basic	$9.76	$6.49	$5.91
Diluted	$8.89	$5.87	$5.59

Cash dividends per share	$0.40	$0.33	$0.13

See Notes to Consolidated Financial Statements

Beazer Homes USA, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,
	2006	2005
ASSETS
Cash and cash equivalents	$162,570	$297,098
Restricted cash	9,873	—
Accounts receivable	333,571	161,880
Inventory
Owned inventory	3,048,891	2,671,082
Consolidated inventory not owned	471,441	230,083
Total Inventory	3,520,332	2,901,165
Residential mortgage loans available-for-sale	92,157	—
Investments in unconsolidated joint ventures	122,799	78,571
Deferred tax assets	59,842	101,329
Property, plant and equipment, net	29,465	28,367
Goodwill	121,368	121,368
Other assets	107,454	80,738
Total Assets	$4,559,431	$3,770,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$141,131	$141,623
Other liabilities	547,014	636,106
Obligations related to consolidated inventory not owned	330,703	166,163
Senior Notes (net of discounts of $3,578 and $4,118, respectively)	1,551,422	1,275,882
Junior subordinated notes	103,093	—
Warehouse Line	94,881	—
Other notes payable	89,264	46,054
Total Liabilities	2,857,508	2,265,828
Stockholders’ Equity:
Preferred stock (par value $.01 per share, 5,000,000 shares
authorized, no shares issued)	—	—
Common stock (par value $0.001, 80,000,000 shares
authorized, 42,318,098 and 41,844,414 issued,
38,889,554 and 41,701,955 outstanding)	42	42
Paid in capital	528,376	534,523
Retained earnings	1,362,958	990,341
Treasury stock, at cost (3,428,544 and 142,459 shares)	(189,453)	(8,092)
Unearned compensation	—	(12,126)
Total Stockholders’ Equity	1,701,923	1,504,688

Total Liabilities and Stockholders’ Equity	$4,559,431	$3,770,516

See Notes to Consolidated Financial Statements

Beazer Homes USA, Inc.
Consolidated Statement of Stockholders’ Equity
($ in thousands)

	Preferred Stock	Common Stock	Paid in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2003	$—	$53	$572,192	$511,349	$(70,604)	$(15,852)	$(3,443)	$993,695
Comprehensive income:
Net income	—	—	—	235,811	—	—	—	235,811
Unrealized gain on interest rate swaps, net of tax of $1,849	—	—	—	—	—	—	2,833	2,833
Total comprehensive income								238,644
Dividends paid	—	—	—	(5,459)	—	—	—	(5,459)
Amortization of nonvested stock awards	—	—	—	—	—	7,381	—	7,381
Change in fair value of unearned compensation	—	—	753	—	—	(753)	—	—
Exercises of stock options (778,401 shares)	—	1	5,361	—	—	—	—	5,362
Tax benefit from stock transactions	—	—	8,127	—	—	—	—	8,127
Issuance of bonus stock (204,411 shares)	—	—	1,917	—	—	—	—	1,917
Issuance of restricted stock (119,079 shares)	—	—	4,736	—	—	(4,736)	—	—
Purchase of treasury stock (539,400 shares)	—	—	—	—	(17,546)	—	—	(17,546)
Other	—	—	788	—	—	(788)	—	—
Balance, September 30, 2004	—	54	593,874	741,701	(88,150)	(14,748)	(610)	1,232,121
Comprehensive income:
Net income	—	—	—	262,524	—	—	—	262,524
Unrealized gain on interest rate swaps, net of tax of $354	—	—	—	—	—	—	610	610
Total comprehensive income								263,134
Dividends paid	—	—	—	(13,884)	—	—	—	(13,884)
Amortization of nonvested stock awards	—	—	—	—	—	11,945	—	11,945
Change in fair value of unearned compensation, net of forfeitures (17,719 shares)	—	—	2,432	—	—	(2,432)	—	—
Exercises of stock options (412,125 shares)	—	—	5,631	—	—	244	—	5,875
Tax benefit from stock transactions	—	—	11,551	—	—	—	—	11,551
Issuance of bonus stock (109,937 shares)	—	—	2,034	—	—	4	—	2,038
Issuance of restricted stock, net of
forfeitures (137,957 shares)	—	—	5,823	—	—	(5,823)	—	—
Use of treasury stock for stock dividend
(12,413,628 shares)	—	(12)	(88,138)	—	88,150	—	—	—
Common stock redeemed (142,459 shares)	—	—	—	—	(8,092)	—	—	(8,092)
Other	—	—	1,316	—	—	(1,316)	—	—
Balance, September 30, 2005	—	42	534,523	990,341	(8,092)	(12,126)	—	1,504,688
Net income	—	—	—	388,761	—	—	—	388,761
Dividends paid	—	—	—	(16,144)	—	—	—	(16,144)
Purchase of treasury stock (3,648,300 shares)	—	—	—	—	(205,416)	—	—	(205,416)
Transfer of unearned compensation to
paid in capital	—	—	(12,126)	—	—	12,126	—	—
Amortization of nonvested stock awards	—	—	8,669	—	—	—	—	8,669
Amortization of stock option awards	—	—	7,084	—	—	—	—	7,084
Exercises of stock options (415,938 shares)	—	—	7,298	—	—	—	—	7,298
Tax benefit from stock transactions	—	—	8,205	—	—	—	—	8,205
Issuance of bonus stock (62,121 shares)	—	—	1,402	—	—	—	—	1,402
Issuance of restricted stock (409,759 shares)	—	—	(26,679)	—	26,679	—	—	—
Common stock redeemed (47,544 shares)	—	—	—	—	(2,624)	—	—	(2,624)
Balance, September 30, 2006	$—	$42	$528,376	$1,362,958	$(189,453)	$—	$—	$1,701,923

See Notes to Consolidated Financial Statements

Beazer Homes USA, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$388,761	$262,524	$235,811
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	10,304	9,229	8,374
Stock-based compensation expense	15,753	11,945	7,381
Goodwill impairment charge	—	130,235	—
Impairment and write-off of inventory-related assets	43,477	5,511	3,180
Deferred income tax provision (benefit)	41,487	(54,631)	(22,740)
Tax benefit from stock transactions	—	11,551	8,127
Equity in loss (earnings) of unconsolidated joint ventures	772	(5,021)	(1,561)
Cash distributions of income from unconsolidated joint ventures	352	5,844	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(171,251)	(91,306)	(4,571)
Increase in inventory	(430,345)	(572,114)	(413,705)
Increase in residential mortgage loans available-for-sale	(92,157)	—	—
Increase in other assets	(19,462)	(16,775)	(16,828)
(Decrease)/increase in trade accounts payable	(492)	18,336	(2,234)
(Decrease)/increase in other liabilities	(92,342)	199,076	123,210
Other changes	680	1,333	1,837
Net cash used in operating activities	(304,463)	(84,263)	(73,719)
Cash flows from investing activities:
Capital expenditures	(11,542)	(13,448)	(10,271)
Investments in unconsolidated joint ventures	(49,458)	(40,619)	(25,844)
Changes in restricted cash	(9,873)	—	—
Distributions from and proceeds from sale
of unconsolidated joint ventures	4,655	5,597	5,639
Net cash used in investing activities	(66,218)	(48,470)	(30,476)
Cash flows from financing activities:
Proceeds from term loan	—	—	200,000
Repayment of term loan	—	(200,000)	(200,000)
Borrowings under credit facilities	1,937,528	439,700	—
Repayment of credit facilities	(1,842,647)	(439,700)	—
Repayment of other notes payable	(20,934)	(16,776)	—
Borrowings under senior and junior notes payable	378,093	346,786	380,000
Debt issuance costs	(7,206)	(4,958)	(10,654)
Proceeds from stock option exercises	7,298	5,875	5,362
Common stock redeemed	(2,624)	(8,092)	—
Treasury stock purchases	(205,416)	—	(17,546)
Tax benefit from stock transactions	8,205	—	—
Dividends paid	(16,144)	(13,884)	(5,459)
Net cash provided by financing activities	236,153	108,951	351,703
(Decrease)/increase in cash and cash equivalents	(134,528)	(23,782)	247,508
Cash and cash equivalents at beginning of year	297,098	320,880	73,372
Cash and cash equivalents at end of year	$162,570	$297,098	$320,880

Supplemental cash flow information:
Interest paid	$111,501	$79,088	$65,237
Income taxes paid	$228,181	$233,965	$170,475
Supplemental disclosure of non-cash activity:
Increase in consolidated inventory not owned	$164,540	$—	$188,585
Land acquired through issuance of notes payable	$64,144	$40,608	$21,502

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Organization. Beazer Homes USA, Inc. is one of the ten largest homebuilders in the United States, based on number of homes closed. We design, sell and build primarily single-family homes in over 45 markets located in Arizona, California, Colorado, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia. Through Beazer Mortgage Corporation, or Beazer Mortgage, we offer mortgage origination services to our homebuyers. Beazer Mortgage finances certain of our mortgage lending activities with borrowings under a warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors.  In addition, we offer title insurance services to our homebuyers in many of our markets.

Presentation. The accompanying consolidated financial statements include the accounts of Beazer Homes USA, Inc. and our wholly owned subsidiaries. Intercompany balances have been eliminated in consolidation.

Cash and Cash Equivalents and Restricted Cash. We consider investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash includes cash restricted by state law or a contractual requirement.

Accounts Receivable. Accounts receivable primarily consist of escrow deposits to be received from title companies associated with closed homes. Generally, we will receive cash from title companies within a few days of the home being closed.

Inventory. Owned inventory consists solely of residential real estate developments. Interest, real estate taxes and development costs are capitalized in inventory during the development and construction period. Construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home contruction begins. Consolidated inventory not owned represents the fair value of land under option agreements consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”) or when our option deposits and preacquisition development costs exceed certain thresholds.

Residential Mortgage Loans Available-for-Sale. Residential mortgage loans available-for-sale are stated at the lower of aggregate cost or market value. Gains and losses from sales of mortgage loans are recognized when the loans are sold.

Investments in Unconsolidated Joint Ventures.  We participate in a number of land development joint ventures in which we have less than a controlling interest. Our joint ventures are typically entered into with developers and other homebuilders to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. We recognize our share of profits from the sale of lots to other buyers. Our share of profits from lots we purchase from the joint ventures is deferred and treated as a reduction of the cost of the land purchased from the joint venture. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer. Our joint ventures typically obtain secured acquisition and development financing.

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

Impairment of Long Lived Assets. Housing projects and unimproved land held for future development (components of inventory) and property, plant and equipment are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less costs to sell. We incurred non-cash pretax charges for inventory impairments of $5.7 million in fiscal 2006. We also incurred non-cash pretax charges related to the abandonment of projects and write-off of option deposits and other development costs of $37.8 million in fiscal 2006, $5.5 million in fiscal 2005 and $3.2 million in fiscal 2004. These charges are included in home construction and land sales expenses in the accompanying Consolidated Statements of Income.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of April 30 or more frequently if an event occurs or circumstances change that more likely than not reduce the value of a reporting unit below its carrying value. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our operating divisions is considered a reporting unit. The fair value of each reporting unit is determined based on expected discounted future cash flows. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds implied fair value of that goodwill. During fiscal 2005, we obtained an independent valuation of our reporting units. The forecasts and valuations of the respective divisions, along with weaker than anticipated local economies, particularly in the Midwest markets, and severe price competition, particularly at entry level price points, led the Company to conclude that the goodwill was impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. Accordingly, the Company recorded a $130.2 million non-cash, non tax-deductible impairment charge to write off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina. Based on our annual goodwill impairment test as of April 30, 2006, we had no impairment of goodwill during fiscal 2006.

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

Income Recognition and Classification of Costs. Revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Beazer Mortgage, our wholly-owned mortgage subsidiary, and the buyer has not made a sufficient initial investment as prescribed by SFAS 66, Accounting for Sales of Real-Estate, the revenue and gross profit on such sale is deferred until the sale of the related mortgage loan to a third-party investor has been completed. Revenue for condominiums under construction is recognized based on the percentage-of-completion method in accordance with SFAS 66 when certain criteria are met.

We recognize loan origination fees and expenses and gains and losses on mortgage loans when the related loans are sold to third-party investors. Beazer’s policy is to sell all mortgage loans it originates and these sales usually occur within 15 to 30 days of the closing of the home sale.

Sales commissions are included in selling, general and administrative expenses. All expenses of operating Beazer Mortgage are included in selling, general and administrative expenses.

Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.5% to 1.0% of total revenue. Additional warranty costs are charged to cost of sales as necessary based on management’s estimate of the costs to remediate existing claims. See Note 13 for a more detailed discussion of warranty costs and related reserves.

Advertising costs of $59,375,000, $44,792,000 and $44,696,000 for fiscal years 2006, 2005 and 2004, respectively, were expensed as incurred and are included in selling, general and administrative expenses.

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

On February 4, 2005, the Company’s Board of Directors declared a three-for-one stock split in the form of a stock dividend. The stock dividend was distributed on March 22, 2005 to stockholders of record on March 10, 2005. In addition, during fiscal 2005, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 30 million to 80 million shares and to change the par value of the common stock to $.001 per share. As a result, the Company reclassified amounts from common stock to additional paid in capital based on the total shares of common stock issued. The Company used approximately 12.4 million treasury shares to satisfy a portion of the stock dividend. The issuance of treasury shares was accounted for by transferring the book value of those shares from treasury stock to additional paid in capital and common stock.

All share and per share information including earnings per share calculations for all periods presented have been restated to give retroactive application to the three-for-one stock split and for the inclusion of shares issuable upon conversion of our Co-Co’s in accordance with EITF 04-8, as applicable.

Fair Value of Financial Instruments. The fair value of our cash and cash equivalents, accounts receivable and payable, warehouse line and other notes payable approximate their carrying amounts due to the short maturity of these assets and the variable interest rates on such obligations. The fair value of our publicly held senior notes (Note 7) is estimated based on the quoted bid prices for these debt instruments and was approximately $1,500.5 million at September 30, 2006 and $1,310.6 million at September 30, 2005.

Stock-Based Compensation. In the first quarter of fiscal 2006, we adopted SFAS 123R, Share-Based Payment. Prior to fiscal year 2006, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. As a result, in the periods prior to fiscal 2006, no compensation expense was recognized for stock options granted to employees because all stock options granted had exercise prices not less than the market value of Beazer Homes’ stock on the date of the grant.

SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. We use the Black-Scholes model to value new stock option grants under SFAS 123R, applying the “modified prospective method” for existing grants which requires us to value stock options prior to our adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation cost as a financing cash inflow and an operating cash outflow upon adoption.

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

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period. Unearned compensation is now included in paid in capital in accordance with SFAS 123R. As of September 30, 2006, there was $29.9 million of total unrecognized compensation cost related to nonvested stock. That cost is expected to be recognized over a weighted average period of 4.2 years. For the year ended September 30, 2006, total stock-based compensation expense was $15.8 million ($10.7 million net of tax). Included in this total stock-based compensation expense was incremental expense for stock options of $7.1 million ($4.4 million net of tax) for the year ended September 30, 2006.

The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share as if our stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to October 1, 2005:

	Year Ended September 30,
	2005	2004

Net income, as reported	$262,524	$235,811

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7,376	4,503

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,341)	(7,521)

Pro forma net income	$259,559	$232,793

Earnings per share:
Basic - as reported	$6.49	$5.91
Basic - pro forma	$6.41	$5.84

Diluted - as reported	$5.87	$5.59
Diluted - pro forma	$5.85	$5.55

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

Recent Accounting Pronouncements.  In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment of ARB 43, Chapter 4. SFAS 151 provides clarification of the accounting for abnormal amounts of freight, handling costs, and wasted material and requires that these items be recognized as current period charges. SFAS 151 was effective for inventory costs incurred beginning in the first quarter of fiscal 2006. The adoption of SFAS 151 did not have a material impact on our consolidated results of operations or financial position for the year ended September 30, 2006.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which will be effective in the first quarter of our fiscal 2007. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial condition and results of operations.

On November 29, 2006, the FASB ratified EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums. EITF 06-8 states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. We are currently evaluating the impact of adopting EITF 06-8 on our consolidated financial condition and results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 includes provisions that require expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial condition and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) regarding the process of quantifying financial statement misstatements. SAB 108 expresses the Staff’s views regarding the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for fiscal years ending after November 16, 2006 and will be effective for our fiscal 2007 year end. We do not expect the adoption of SAB 108 will have a material impact on our consolidated financial condition or results of operations.

(2) Investments in Unconsolidated Joint Ventures

At September 30, 2006, our unconsolidated joint ventures had borrowings outstanding totaling $738.4 million. In some instances, Beazer Homes and its joint venture partners have provided varying levels of guarantees of debt of the Company’s unconsolidated joint ventures. At September 30, 2006, the Company had a repayment guarantee of $11.8 million related to our portion of debt of one of our unconsolidated joint ventures and loan-to-value maintenance guarantees of $12.8 million related to certain of our unconsolidated joint ventures. The repayment guarantee requires the repayment of Beazer Homes’ share of debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowings. The loan-to-value maintenance guarantees only apply if the borrowings of the unconsolidated joint venture exceed a specified percentage of the value of the collateral (generally land and improvements) securing the borrowings. The Company has not recorded a liability for the non-contingent aspect of these guarantees as such amounts are not material. In assessing the need to record a liability for the contingent aspect of these guarantees, the Company considers its historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees and the financial condition of the applicable unconsolidated joint ventures. In addition, the Company monitors the fair value of the collateral of these unconsolidated joint ventures to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. To date, Beazer has not incurred any obligations related to repayment or loan-to-value maintenance guarantees. Based on these considerations, the Company has determined that it is remote that it will have to perform under the contingent aspects of these guarantees and, as a result, has not recorded a liability for the contingent aspects of these guarantees. To the extent the recording of a liability related to such guarantees would be required, the recognition of such liability would result in an increase to the carrying value of the Company’s investment in the associated joint venture.

(3) Inventory

Inventory consists of (in thousands):
	September 30,
	2006	2005
Homes under construction	$1,368,056	$1,040,193
Development projects in progress	1,623,819	1,519,554
Unimproved land held for future development	12,213	44,809
Model homes	44,803	66,526
Consolidated inventory not owned	471,441	230,083
	$3,520,332	$2,901,165

Homes under construction include homes finished and ready for delivery and homes in various stages of construction. We had 1,197 ($257.9 million) and 414 ($72.2 million) completed homes that were not subject to a sales contract, not including model homes, at September 30, 2006 and September 30, 2005, respectively.

Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

Inventory located in California, the state with our largest concentration of inventory, was $998.9 million and $640.3 million at September 30, 2006 and September 30, 2005, respectively.

We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $352.6 million at September 30, 2006. This amount includes non-refundable letters of credit of approximately $51.9 million. The total remaining purchase price, net of cash deposits, committed under all options was $2.4 billion as of September 30, 2006. Only $14.2 million of total remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.

We expect to exercise all of our option contracts with specific performance obligations and, subject to market conditions, substantially all of our option contracts without specific performance obligations. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, can have a significant impact on the timing of option exercises. Under their current terms, and assuming no significant changes in market conditions or other factors, we expect to exercise the majority of our land options within three to four years.

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

We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at September 30, 2006 and 2005 reflect consolidated inventory not owned of $471.4 million and $230.1 million, respectively. We consolidated $146.6 million and $155.8 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of September 30, 2006 and 2005, respectively. In addition, as of September 30, 2006 and 2005, we recorded $324.8 million and $74.3 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements for which our deposits and pre-acquisition development costs exceeded certain thresholds. Obligations related to consolidated inventory not owned totaled $330.7 million at September 30, 2006 and $166.2 million at September 30, 2005. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

 (4) Interest

Information regarding interest (in thousands) is as follows:

	Year Ended September 30,
	2006	2005	2004
Capitalized interest in inventory, beginning of year	$51,411	$44,121	$34,285
Interest incurred and capitalized	120,965	89,678	76,035
Capitalized interest amortized to cost of sales	(96,242)	(82,388)	(66,199)
Capitalized interest in inventory, end of year	$76,134	$51,411	$44,121

(5) Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):
	September 30,
	2006	2005
Land and buildings	$5,572	$5,502
Leasehold improvements	11,260	8,157
Machinery and equipment	26,122	25,708
Information systems	21,088	19,441
Furniture and fixtures	14,260	13,884
	78,302	72,692
Less: Accumulated depreciation	(48,837)	(44,325)
Property, plant and equipment, net	$29,465	$28,367

(6) Derivative Instruments and Hedging Activities

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

(7) Borrowings

At September 30, 2006 and 2005 we had the following long-term debt (in thousands):

Debt	Due	2006	2005
Warehouse Line	January 2007	$94,881	$—
Revolving Credit Facility	August 2009	—	—
8 5/8% Senior Notes*	May 2011	200,000	200,000
8 3/8% Senior Notes*	April 2012	350,000	350,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	—
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior subordinated notes	July 2036	103,093	—
Other Notes Payable	Various Dates	89,264	46,054
Unamortized debt discounts		(3,578)	(4,118)
Total		$1,838,660	$1,321,936

* Collectively, the “Senior Notes”

Warehouse Line - Effective January 11, 2006, Beazer Mortgage entered into a 364-day credit agreement with a number of banks to fund the origination of residential mortgage loans (the “Warehouse Line”). The Warehouse Line provides for maximum available borrowing capacity of $250 million to $350 million based on commitment periods, as defined in the Warehouse Line, and is secured by certain mortgage loan sales and related property. The Warehouse Line is not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility. In the second quarter of fiscal 2006, Beazer Mortgage began financing a portion of its mortgage lending activities with borrowings under the Warehouse Line. Borrowings under the Warehouse Line were $94.9 million and bore interest at 5.3% per annum as of September 30, 2006. Beazer Mortgage had a pipeline of loans in process of approximately $1.1 billion as of September 30, 2006 which may be financed either through the Warehouse Line or with third party investors. We are currently negotiating an extension of the Warehouse Line and expect to complete this transaction prior to the current facility’s maturity.

Revolving Credit Facility - In August 2005, we replaced our former credit facility with a new four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks, which was expanded in June 2006 to $1 billion and which matures in August 2009. The former credit facility included a $550 million four-year revolving credit facility and a $200 million four-year term loan which would have matured in June 2008. The Revolving Credit Facility includes a $50 million swing line commitment. We have the option to elect two types of loans under the Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Revolving Credit Facility). The Revolving Credit Facility contains various operating and financial covenants. We were in compliance with such covenants at September 30, 2006. Substantially all of our significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 15).

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable. At September 30, 2006, we had available borrowings of $591.0 million under the Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility at September 30, 2006 or September 30, 2005.

Senior Notes - The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Revolving Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

In June 2006, we issued $275 million of 8 ⅛% senior notes due in June 2016. Interest on the 8 1/8% notes is payable semi-annually. We may redeem these notes at any time, in whole or in part, at a redemption price equal to the principal amount thereof plus an applicable premium, as defined in the 8 1/8% notes, plus accrued and unpaid interest.

In June 2005, we issued $300 million aggregate principal amount of 6 ⅞% Senior Notes due July 2015 (the “6 ⅞% Senior Notes”). The 6 ⅞% Senior Notes were issued at a price of 99.096% of their face amount (before underwriting and other issuance costs). In July 2005, the Company issued an additional $50 million aggregate principal amount of the 6 ⅞% Senior Notes. The additional $50 million of 6 ⅞% Senior Notes was issued at a price of 99.976% of their face amount (before underwriting and other issuance costs) and accrue interest from June 8, 2005 (the date of the original issuance of the 6 ⅞% Senior Notes). Interest on the 6 ⅞% Senior Notes is payable semiannually. Beazer Homes may, at the Company’s option, redeem the 6 ⅞% Senior Notes in whole or in part at any time after July 2008 under certain conditions at specified redemption prices.

In June 2004, we issued $180 million aggregate principal amount of 4 ⅝% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”). In August 2004 we filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) covering resales of the Convertible Senior Notes and the common stock issuable upon conversion. The Convertible Senior Notes were issued at a price of 100% of their face amount (before underwriting and other issuance costs). Interest on the Convertible Senior Notes is payable semiannually beginning December 2004. The notes were convertible by holders into shares of our common stock at an initial conversion rate of 19.44 shares of common stock per $1,000 principal amount, under certain circumstances as defined in the agreement. During the fourth quarter of fiscal 2006, the cumulative dividends declared to date caused a change in the conversion rate per $1,000 principal amount to an adjusted conversion rate of 19.668 shares of common stock, representing a current conversion price of $50.84 per share. We may, at our option, redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009 at certain specified redemption prices. Holders have the right to require us to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019 or if we undergo a fundamental change, as defined.

Excluding the 8 ⅜% Senior Notes issued in September 2002 which were used partially to fund the cash portion of the Crossmann acquisition and to repay Crossmann’s outstanding net indebtedness, the Senior Notes were generally used to pay off borrowings under existing credit facilities, fund land acquisitions and for general corporate purposes. The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2006, under the most restrictive covenants of each indenture, approximately $244 million of our retained earnings was available for cash dividends and for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

Junior Subordinated Notes - In June 2006, we completed a private placement of $103.1 million of unsecured junior subordinated notes which mature in July 2036 and are redeemable at par on or after July 30, 2011 and pay a fixed rate of 7.987% for the first ten years ending July 2016. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly. These notes were issued to our wholly-owned subsidiary, Beazer Capital Trust I, which simultaneously issued, in a private transaction, trust preferred securities and common securities with an aggregate value of $103.1 million to fund its purchase of these notes. The transaction is treated as debt in accordance with GAAP. The obligations relating to these notes and the related securities are subordinated to the Revolving Credit Facility and the Senior Notes.

Other Notes - We periodically acquire land through the issuance of notes payable. As of September 30, 2006 and 2005, we had outstanding notes payable of $89.3 million and $46.1 million, respectively, primarily related to land acquisitions and development. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 6.75% to 10.00% at September 30, 2006. These notes are secured by the real estate to which they relate.

As of September 30, 2006, future maturities of our borrowings are as follows (in thousands):

Year Ending September 30,
2007	$112,533
2008	52,421
2009	10,629
2010	8,562
2011	200,000
Thereafter	1,458,093
Total	$1,842,238

(8) Income Taxes

The provision for income taxes consists of (in thousands):

	Year Ended September 30,
	2006	2005	2004
Current:
Federal	$168,622	$254,765	$153,228
State	18,901	31,682	22,427
Deferred	36,930	(49,637)	(24,891)
Total	$224,453	$236,810	$150,764

The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004
Income tax computed at statutory rate	$214,625	$174,767	$135,298
State income taxes, net of federal
benefit	19,133	15,904	16,226
Impairment of non-deductible goodwill	—	45,582	—
Section 199 tax benefit (1)	(5,866)	—	—
Other	(3,439)	557	(760)
Total	$224,453	$236,810	$150,764

(1) The American Jobs Creation Act of 2004 (the “AJCA”) introduced a special tax deduction on qualified production activities. FASB Staff Position 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS 109, Accounting for Income Taxes. The provisions of AJCA were applicable to us beginning in fiscal 2006. The initial deduction will be 3% of qualified production activity income.

Deferred tax assets and liabilities are composed of the following (in thousands):

	September 30,
	2006	2005
Deferred tax assets:
Warranty and other reserves	$64,658	$82,328
Incentive compensation	11,548	14,725
Property, equipment and other assets	428	2,227
State loss carryforwards	2,682	3,639
Other	3,781	3,570
Total deferred tax assets	83,097	106,489

Deferred tax liabilities:
Inventory adjustments	(20,188)	(3,745)
Other	(3,067)	(1,415)
Total deferred tax liabilities	(23,255)	(5,160)

Net deferred tax assets	$59,842	$101,329

At September 30, 2006, we had U.S. state net operating loss carryforwards (“NOL”) of approximately $49 million that will expire between 2009 and 2024. We expect to fully utilize these NOLs. We believe that based upon our history of profitable operations and expectation of future profitability, it is more likely than not that our net deferred tax assets will be realized.

(9) Leases

We are obligated under various noncancelable operating leases for office facilities, model homes and equipment. Rental expense under these agreements amounted to approximately $26.8 million, $17.1 million and $14.1 million for the years ended September 30, 2006, 2005 and 2004, respectively. As of September 30, 2006, future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

Year Ending September 30,
2007	$25,692
2008	18,977
2009	14,042
2010	9,722
2011	7,608
Thereafter	9,038
Total	$85,079

(10) Stockholders’ Equity

Preferred Stock. We currently have no shares of preferred stock outstanding.

Common Stock Repurchase Plan. On November 18, 2005, as part of an acceleration of our comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase of our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. During fiscal 2006, we repurchased 3,648,300 shares for an aggregate purchase price of $205.4 million, or approximately $56 per share. During fiscal 2005, we did not repurchase any shares in the open market. During fiscal 2004, we repurchased 539,400 shares for an aggregate purchase price of $17.5 million or approximately $33 per share pursuant to the plan. At September 30, 2006, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan.

During fiscal 2006 and 2005, 47,544 and 142,459 shares, respectively, were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock and restricted stock units under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of $2.6 million, or approximately $55 per share, in fiscal 2006, and $8.1 million, or approximately $57 per share, in fiscal 2005.

Shareholder Rights Plan. In June 1996, our Board of Directors adopted a Shareholder Rights Plan and distributed a dividend of one preferred share purchase right (a “Right”) to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share (the “Junior Preferred Shares”), of Beazer Homes. The Rights expired in June 2006. No Rights issued under this plan were redeemed or exercised prior to expiration.

Dividends.  For fiscal 2006 and fiscal 2005, we paid quarterly cash dividends aggregating approximately $16.1 million ($0.40 per common share) and approximately $13.9 million ($0.33 per common share). For fiscal 2004, adjusted for the stock split, we paid quarterly cash dividends aggregating $0.13 per common share, or a total of approximately $5.5 million.

(11) Earnings Per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended September 30,
	2006	2005	2004
Basic:
Net income	$388,761	$262,524	$235,811
Weighted average number of common shares outstanding	39,812	40,468	39,879

Basic earnings per share	$9.76	$6.49	$5.91

Diluted:
Net income	$388,761	$262,524	$235,811
Interest on convertible debt – net of taxes	5,367	5,325	1,616
Net income applicable to common stockholders	$394,128	$267,849	$237,427

Weighted average number of common shares outstanding	39,812	40,468	39,879
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	3,503	3,499	1,083
Options to acquire common stock	504	621	729
Contingent shares (performance based stock)	35	—	—
Nonvested restricted stock	491	1,046	794
Diluted weighted average number of common
shares outstanding	44,345	45,634	42,485

Diluted earnings per share	$8.89	$5.87	$5.59

Options to purchase 672,544 shares of common stock were not included in the computation of diluted earnings per share for the year ended September 30, 2006, because the options’ exercise price was greater than the average market price of the common shares during that year. There were no options that were excluded from the computation of diluted earnings per share for the fiscal years ended September 30, 2005 and 2004.

(12) Retirement Plan and Incentive Awards

401(k) Retirement Plan. We sponsor a 401(k) plan (the “Plan”). Substantially all employees are eligible for participation in the Plan after completing one calendar month of service with us. Participants may defer and contribute to the Plan from 1% to 80% of their salary with certain limitations on highly compensated individuals. We match 50% of the first 6% of the participant’s contributions. The participant’s contributions vest 100% immediately, while our contributions vest over five years. Our total contributions for the years ended September 30, 2006, 2005 and 2004 were approximately $4.5 million, $3.3 million and $2.8 million, respectively.

Deferred Compensation Plan. During fiscal 2002, we adopted the Beazer Homes USA, Inc. Deferred Compensation Plan (the “DCP Plan”). The DCP Plan is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP Plan allows the executives to defer current compensation on a pre-tax basis to a future year, up until termination of employment. The objectives of the DCP Plan are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding, and retaining highly compensated executives. Participation in the DCP Plan is voluntary. Beazer Homes may voluntarily make a contribution to the participants’ DCP accounts. For the years ended September 30, 2006, 2005 and 2004, Beazer Homes contributed approximately $8.8 million, $4.4 million and $2.8 million, respectively, to the DCP Plan.

Stock Incentive Plans. During fiscal 2000, we adopted the 1999 Stock Incentive Plan (the “1999 Plan”) because the shares reserved under the 1994 Stock Incentive Plan (the “1994 Plan”) had been substantially depleted. We also maintained a Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) that expired September 30, 2005. At September 30, 2006, we had reserved 11,925,000 shares of common stock for issuance under our various stock incentive plans, of which approximately 1.1 million shares are available for future grants.

Stock Option Awards. We have issued various stock option awards to officers and key employees under both the 1999 Plan and the 1994 Plan and to non-employee directors pursuant to the Non-Employee Director Plan. Stock options are generally exercisable at the fair market value of the common stock on the grant date, vest three years after the date of grant and may be exercised thereafter until their expiration, subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of stock options. Stock options granted prior to fiscal 2004, generally expire on the tenth anniversary from the date such options were granted. Beginning in fiscal 2004, newly granted stock options expire on the seventh anniversary from the date such options were granted.

Information regarding activity under our stock option plans is summarized as follows:

Year Ended September 30,	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	1,654,751	$23.91	1,821,804	$19.59	2,378,145	$13.83
Granted	945,500	67.03	289,250	38.54	310,164	32.91
Exercised	(415,938)	17.55	(412,125)	14.26	(778,401)	6.89
Forfeited	(48,741)	42.06	(44,178)	32.05	(88,104)	23.07
Options outstanding at end of year	2,135,572	43.82	1,654,751	23.91	1,821,804	19.59
Options exercisable at end of year	681,753	$18.19	577,050	$15.45	598,860	$7.25

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price
$6 - $9	225,093	3.86	$7.89	225,093	3.86	$7.89
$18 - $21	263,406	6.16	20.60	263,406	6.16	20.60
$24 - $29	193,254	5.54	26.90	193,254	5.54	26.90
$30 - $39	515,118	4.71	35.37	—	—	—
$65 - $66	214,928	6.12	62.10	—	—	—
$68 - $69	723,773	6.35	68.56	—	—	—
$6 - $69	2,135,572	5.57	$43.82	681,753	5.22	$18.19

The weighted average fair value of each option granted during the years ended September 30, 2006, 2005, and 2004 was $29.17, $15.80 and $13.60, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected life of options granted is computed using the mid-point between the vesting period and contractual life of the options and was a weighted average of 5.4 years for fiscal 2006 grants and 5.0 years for both fiscal 2005 and fiscal 2004 grants. Expected volatilities are based on the historical volatility of the Company’s stock and other factors and averaged 42.69%, 44.01%, and 44.14% in fiscal 2006, 2005, and 2004, respectively. Expected discrete dividends of $0.10 per quarter are assumed in lieu of a continuously compounding dividend yield. The weighted average risk-free interest rate assumed was 4.51%, 3.39%, and 3.13%, respectively, for fiscal 2006, 2005, and 2004.

At September 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $16.1 million and $14.2 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value for options exercised in the fiscal years ended September 30, 2006, 2005 and 2004 was $19.8 million, $14.6 million, and $20.9 million, respectively.

Nonvested Stock Awards. We have made various non-vested stock awards to officers and key employees under both the 1999 Plan and the 1994 Plan. All restricted stock is awarded in the name of the participant, who has all the rights of other common stockholders with respect to such stock, subject to restrictions and forfeiture provisions. Accordingly, such non-vested stock awards are considered outstanding shares. Restricted stock awards generally vest from three to seven years after the date of grant. Certain restricted stock awards provide for accelerated vesting if certain performance goals are achieved.

In February, 2006, we issued 144,755 shares of restricted stock to our executive officers with vesting contingent upon the achievement of performance criteria based on Beazer Homes’ total shareholder return, as defined by the award agreements, as compared to the total shareholder return of a defined peer group. The grant of this performance based, nonvested stock was valued using the Monte Carlo valuation method and had a weighted average fair value of $67.27. One-third of the shares will be eligible to vest as of each of December 31, 2008, 2009 and 2010. Depending on the level of performance achieved based on the established criteria, between 0% and 150% of the eligible shares will vest as of each applicable date.

We also have two incentive compensation plans (called the Value Created Incentive Plan and the Executive Value Created Incentive Plan), modeled under the concepts of economic profit or economic value added. Participants may defer a portion of their earned annual incentive compensation under the applicable plan pursuant to the terms of the Corporate Management Stock Purchase Program (the “CMSPP”). The deferred amounts are represented by restricted stock units, each of which represents the right to receive one share of Beazer Homes’ common stock upon vesting. Such shares are issued after a three-year vesting period, subject to an election for further deferral by the participant. The number of restricted stock units granted is based on a discount to the market value of our common stock at the time the bonus is earned. Should the participant’s employment terminate during the vesting period, the deferred incentive compensation is settled in cash or cash and stock, depending on the cause of termination as set forth in the CMSPP or applicable deferred compensation plan.

Activity relating to the nonvested stock awards for the fiscal year ended September 30, 2006 is as follows:

	Shares	Weighted Average Fair Value
Beginning of year	739,137	$36.79
Granted	409,759	66.19
Vested	(161,851)	27.36
Forfeited	(12,588)	40.91
End of year	974,457	$50.66

Compensation expense recognized for the nonvested stock awards totaled $8,669,000, $7,934,000 and $5,581,000 for the years ended September 30, 2006, 2005 and 2004, respectively. The weighted average grant-date fair value of nonvested stock awards granted during the years ended September 30, 2005 and 2004 was $48.35 and $34.11, respectively.

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

(13) Contingencies

Beazer Homes and certain of its subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to moisture intrusion and mold. We have experienced a significant number of such claims in our Midwest region and particularly with respect to homes built by Trinity Homes LLC (“Trinity”), a subsidiary which was acquired in the Crossmann acquisition in 2002.

As of September 30, 2006, there were nine pending lawsuits related to such complaints received by Trinity. All nine suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate. Additionally, a class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC. The parties in the class action reached a settlement agreement which was approved by the Court on October 20, 2004.

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

Under the settlement, subject to Trinity’s timely performance of the specified assessments and remediation activities for homeowners who file claims, each homeowner releases Trinity, Beazer Homes Investments, LLC and other affiliated companies, including Beazer Homes, from the claims asserted in the class action lawsuit, claims arising out of external water intrusion, claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others. No appeals of the Court’s Order approving the settlement were received by the Court within the timeframe established by the Court. We sent out the claims notices on December 17, 2004, and the Class Members had until February 15, 2005 to file claims. A total of 1,311 valid claims were filed (of the 2,161 total Class Members), of which 613 complaints had been received prior to our receipt of the claim notices. Class Members who did not file a claim by February 15, 2005 are no longer able to file a class action claim under the settlement or pursue an individual claim against Trinity. As of September 30, 2006, we had completed remediation of 999 homes related to 1,782 total Trinity claims.

Beazer Homes’ warranty reserves at September 30, 2006 and September 30, 2005 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion and mold, including a provision for legal fees. Warranty reserves at September 30, 2006 and 2005 also include accruals for class action claims received, pursuant to the settlement discussed above, from Class Members who had not previously contacted Trinity with complaints.

The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred. Homes for which we receive complaints are classified into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.

As of September 30, 2006 and 2005, we accrued for our estimated cost to remediate homes that we had assessed and assigned to one of the above categories. For purposes of our accrual, we have historically assigned homes not yet assessed to categories based on our expectations about the extent of damage and trends observed from the results of assessments performed to date. In addition, beginning in the quarter ended March 31, 2005, we refined our cost estimation process to consider the subdivision of the claimant along with the categorization discussed above. Once a home is categorized, detailed budgets are used as the basis to prepare our estimated costs to remediate such home.

During fiscal 2004, we initiated a program under which we offered to repurchase a limited number of homes from specific homeowners. The program was concluded during the first quarter of fiscal 2005. We have repurchased a total of 54 homes under the program. During the fiscal years ended September 30, 2006 and 2005, we sold 16 and six of the repurchased homes, respectively. The remaining 32 homes were acquired for an aggregate purchase price of $13.2 million. The accrual at September 30, 2006 includes the estimated costs to sell homes that we have repurchased, and our estimated losses on the sale of those homes, if any.

The following accruals represent our best estimates of the costs to resolve all asserted complaints associated with Trinity moisture intrusion and mold related issues. We regularly review our estimates of these costs. Since the commencement of the remediation program, our remediation cost per home has continued to decrease as homes requiring more extensive repairs were addressed first and our internal processes and procedures, including enhanced contractor bid negotiations and inspections, improved as experienced gained in addressing these issues has yielded meaningful benefits on a per home basis. During fiscal 2006, we reassessed our estimate of these costs and the related accruals and recorded a $21.7 million reduction based on historical experience in resolving claims to date, the number of homes remediated and current estimates to resolve remaining claims. Changes in the accrual for Trinity moisture intrusion and related mold issues during the fiscal year were as follows (in thousands):

	Fiscal Year Ended September 30,
	2006	2005	2004
Balance at beginning of year	$80,708	$42,173	9,200
(Reductions) provisions	(21,700)	55,000	43,858
Payments	(11,304)	(16,465)	(10,885)
Balance at end of year	$47,704	$80,708	42,173

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

Warranty Reserves. We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty (generally ranging from a minimum of five years up to the period covered by the applicable statute of repose) covering only certain defined construction defects. We also provide a defined structural element warranty with single-family homes and townhomes in certain states.

Since Beazer Homes subcontracts its homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors.

As noted above, our warranty reserves at September 30, 2006 and 2005 include accruals for Trinity moisture intrusion and related mold issues. Warranty reserves are included in other liabilities in the consolidated financial statements. We record reserves covering anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. While we believe that our warranty reserves are adequate, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve.

Changes in our warranty reserves, which include amounts related to the Trinity moisture intrusion and mold issues discussed above, during the fiscal year are as follows (in thousands):

	Fiscal Year Ended September 30,
	2006	2005	2004
Balance at beginning of year	$138,033	$86,163	$40,473
Provisions (1)	17,395	98,307	80,291
Payments	(54,395)	(46,437)	(34,601)
Balance at end of year	$101,033	$138,033	$86,163

(1) Provisions to our warranty reserve include a reduction of $21.7 million in fiscal 2006 and provisions of $55.0 million in fiscal 2005 and $43.9 million in fiscal 2004 for costs related to the aforementioned Trinity moisture intrusion and mold related issues.

Other Contingencies. We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions, most relating to moisture intrusion and related mold claims, construction defects and product liability. Certain of the liabilities resulting from these actions are covered in whole or part by insurance. With respect to certain general liability exposures, including construction defect, moisture intrusion and related mold claims and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and the reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. In particular, for construction defect liability there is some degree of uncertainty relating to the recoverability of insurance proceeds, when losses occur, the size of each loss, expectations for future interpretive rulings concerning contract provisions, possible recovery against other responsible parties, and the extent to which the assertion of these claims will expand geographically. In our opinion, based on our current assessment, the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations, or cash flows.

We had outstanding letters of credit and performance bonds of approximately $93.3 million and $616.9 million, respectively, at September 30, 2006 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $62.7 million relating to our land option contracts discussed in Note 3.

(14) Segment Information

As defined in SFAS 131, Disclosures About Segments of an Enterprise and Related Information, we have 31 homebuilding operating segments operating in 21 states and one financial services segment. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues in our financial services segment are derived primarily from mortgage originations and title services provided predominantly to customers of our homebuilding operations. We have aggregated our homebuilding segments into the reportable segments, described below, for our homebuilding operations and one reportable segment for our financial services operations. The segments reported have been determined to have similar economic characteristics including similar historical and expected future operating performance, employment trends, land acquisition and land constraints, and municipality behavior and meet the other aggregation criteria in SFAS 131. The reportable homebuilding segments, and all other homebuilding operations not required to be reported separately, include operations conducting business in the following states:

West: Arizona, California, Nevada and New Mexico
Mid-Atlantic: Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia and West Virginia
Florida
Southeast: Georgia, North Carolina, South Carolina and Nashville, Tennessee
Other Homebuilding: Colorado, Indiana, Kentucky, Ohio, Texas and Memphis, Tennessee

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

	Year Ended September 30,
	2006	2005	2004
Revenue
West	$1,874,118	$1,946,822	$1,553,870
Mid-Atlantic	965,874	848,083	559,746
Florida	694,803	598,950	390,380
Southeast	900,663	761,030	646,235
Other homebuilding	980,347	802,435	718,613
Financial Services	65,808	54,310	51,140
Intercompany elimination	(19,610)	(16,277)	(12,875)
Consolidated total	$5,462,003	$4,995,353	$3,907,109

Operating income (loss)
West	$280,731	$421,968	$280,898
Mid-Atlantic	213,279	206,627	111,763
Florida	143,380	97,263	51,105
Southeast	86,451	49,098	45,952
Other homebuilding	(4,301)	5,902	29,425
Financial Services	17,226	15,627	19,299
Segment operating income	736,766	796,485	538,442
Corporate and unallocated (a)	(125,091)	(309,567)	(160,507)
Total operating income	611,675	486,918	377,935
Equity in (loss) earnings of unconsolidated joint ventures	(772)	5,021	1,561
Other income, net	2,311	7,395	7,079
Income before income taxes	$613,214	$499,334	$386,575

	September 30,
	2006	2005
Assets (c)
West	$1,392,660	$992,959
Mid-Atlantic	562,332	520,787
Florida	418,915	308,102
Southeast	433,922	376,417
Other homebuilding	632,437	626,032
Financial Services	205,684	92,730
Corporate and unallocated (b)	913,481	853,489
Consolidated total	$4,559,431	$3,770,516

(a)
Corporate and unallocated includes the amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. Fiscal 2006 includes a reduction of $21.7 million in the accrual and costs related to construction defect claims for water intrusion in Indiana (See Note 13). Fiscal 2005 and 2004 include $55.0 million and $43.9 million, respectively, of warranty expenses associated with construction defect claims for water intrusion in Indiana. Fiscal 2005 also includes a $130.2 million non-cash, non-tax deductible goodwill impairment charge to write-off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio and Kentucky in our Other homebuilding segment ($116.6 million) and Charlotte, North Carolina in our Southeast segment ($13.6 million).

(b)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, and capitalized interest and other corporate items that are not allocated to the segments.
(c)
Segment assets as of both September 30, 2006 and 2005 include goodwill assigned from prior acquisitions as follows: $55.5 million in the West, $23.3 million in the Mid-Atlantic, $13.7 million in Florida, $17.6 million in the Southeast and $11.2 million in Other homebuilding. There was no change in goodwill from September 30, 2005 to September 30, 2006.

(15) Supplemental Guarantor Information

As discussed in Note 7, our obligations to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of our subsidiaries. Certain of our title and warranty subsidiaries and Beazer Mortgage do not guarantee our Senior Notes or our Revolving Credit Facility. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. We have determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

Beazer Homes USA, Inc.
Consolidating Balance Sheet
September 30, 2006
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$254,915	$(105,158)	$5,664	$7,149	$—	$162,570
Restricted cash	—	4,873	5,000	—	—	9,873
Accounts receivable	—	328,740	4,329	502	—	333,571
Owned inventory	—	3,048,891	—	—	—	3,048,891
Consolidated inventory not owned	—	471,441	—	—	—	471,441
Residential mortgage loans available-for-sale	—	—	92,157	—	—	92,157
Investment in and advances to unconsolidated joint ventures	3,093	119,706	—	—	—	122,799
Deferred tax assets	59,345	—	497	—	—	59,842
Property, plant and equipment, net	—	28,454	954	57	—	29,465
Goodwill	—	121,368	—	—	—	121,368
Investments in subsidiaries	1,829,969	—	—	—	(1,829,969)	—
Intercompany	1,250,702	(1,328,310)	52,397	25,211	—	—
Other assets	22,751	74,751	2,419	7,533	—	107,454
Total Assets	$3,420,775	$2,764,756	$163,417	$40,452	$(1,829,969)	$4,559,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$140,902	$132	$97	$—	$141,131
Other liabilities	66,296	456,706	9,166	14,846	—	547,014
Intercompany	(1,959)	—	—	1,959	—	—
Obligations related to consolidated inventory not owned	—	330,703	—	—	—	330,703
Senior notes (net of discounts of $3,578)	1,551,422	—	—	—	—	1,551,422
Junior subordinated notes	103,093	—	—	—	—	103,093
Warehouse line	—	—	94,881	—	—	94,881
Other notes payable	—	89,264	—	—	—	89,264
Total Liabilities	1,718,852	1,017,575	104,179	16,902	—	2,857,508
Stockholders’ Equity	1,701,923	1,747,181	59,238	23,550	(1,829,969)	1,701,923
Total Liabilities and Stockholders’ Equity	$3,420,775	$2,764,756	$163,417	$40,452	$(1,829,969)	$4,559,431

Beazer Homes USA, Inc.
Consolidating Balance Sheet
September 30, 2005
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$386,423	$(90,238)	$230	$683	$—	$297,098
Accounts receivable	—	157,523	2,775	1,582	—	161,880
Owned inventory	—	2,663,792	—	—	7,290	2,671,082
Consolidated inventory not owned	—	230,083	—	—	—	230,083
Investment in and advances to unconsolidated joint ventures	—	78,571	—	—	—	78,571
Deferred tax assets	101,329	—	—	—	—	101,329
Property, plant and equipment, net	—	27,550	817	—	—	28,367
Goodwill	—	12 1,368	—	—	—	121,368
Investments in subsidiaries	1,639,405	—	—	—	(1,639,405)	—
Intercompany	745,018	(820,519)	53,074	22,427	—	—
Other assets	20,123	49,473	293	10,849	—	80,738
Total Assets	$2,892,298	$2,417,603	$57,189	$35,541	$(1,632,115)	$3,770,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$141,312	$242	$69	$—	$141,623
Other liabilities	115,023	503,352	2,162	12,827	2,742	636,106
Intercompany	(3,295)	—	—	3,295	—	—
Obligations related to consolidated inventory not owned	—	166,163	—	—	—	166,163
Senior notes (net of discounts of $4,118)	1,275,882	—	—	—	—	1,275,882
Other notes payable	—	46,054	—	—	—	46,054
Total Liabilities	1,387,610	856,881	2,404	16,191	2,742	2,265,828

Stockholders’ Equity	1,504,688	1,560,722	54,785	19,350	(1,634,857)	1,504,688

Total Liabilities and Stockholders’ Equity	$2,892,298	$2,417,603	$57,189	$35,541	$(1,632,115)	$3,770,516

Beazer Homes USA, Inc.
Consolidating Statements of Income
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
For the fiscal year ended September 30, 2006
Total revenue	$—	$5,418,189	$54,344	$9,080	$(19,610)	$5,462,003

Home construction and land sales expenses	96,242	4,124,686	—	—	(19,610)	4,201,318
Gross profit	(96,242)	1,293,503	54,344	9,080	—	1,260,685
Selling, general and administrative expenses	—	602,578	44,093	2,339	—	649,010
Operating income	(96,242)	690,925	10,251	6,741	—	611,675
Equity in loss of unconsolidated joint ventures	—	(772)	—	—	—	(772)
Royalty and management fee expenses	—	3,098	(3,098)	—	—	—
Other income, net	—	2,311	—	—	—	2,311
Income before income taxes	(96,242)	695,562	7,153	6,741	—	613,214
Provision for income taxes	(36,332)	255,544	2,700	2,541	—	224,453
Equity in income of subsidiaries	448,671	—	—	—	(448,671)	—
Net income	$388,761	$440,018	$4,453	$4,200	$(448,671)	$388,761

For the fiscal year ended September 30, 2005
Total revenue	$—	$4,949,699	$54,310	$7,621	$(16,277)	$4,995,353

Home construction and land sales expenses	89,678	3,749,899	—	—	(16,277)	3,823,300
Gross profit	(89,678)	1,199,800	54,310	7,621	—	1,172,053
Selling, general and administrative expenses	—	521,639	38,683	1,868	(7,290)	554,900
Goodwill impairment	—	130,235	—	—	—	130,235
Operating income	(89,678)	547,926	15,627	5,753	7,290	486,918
Income before income taxes	—	5,021	—	—	—	5,021
Other income, net	—	7,395	—	—	—	7,395
Income before income taxes	(89,678)	560,342	15,627	5,753	7,290	499,334
Provision for income taxes	(33,732)	259,758	5,878	2,164	2,742	236,810
Equity in income of subsidiaries	318,470	—	—	—	(318,470)	—
Net income	$262,524	$300,584	$9,749	$3,589	$(313,922)	$262,524

For the fiscal year ended September 30, 2004
Total revenue	$—	$3,899,971	$—	$7,138	$—	$3,907,109

Home construction and land sales expenses	76,035	3,023,697	—	—	—	3,099,732
Gross profit	(76,035)	876,274	—	7,138	—	807,377
Selling, general and administrative expenses	—	436,726		2,552	(9,836)	429,442
Operating income	(76,035)	439,548	—	4,586	9,836	377,935
Equity in income of unconsolidated joint ventures	—	1,561	—	—	—	1,561
Other income, net	—	7,079	—	—	—	7,079
Income before income taxes	(76,035)	448,188	—	4,586	9,836	386,575
Provision for income taxes	(29,654)	174,794	—	1,788	3,836	150,764
Equity in income of subsidiaries	282,192	—	—	—	(282,192)	—
Net income	$235,811	$273,394		$2,798	$(276,192)	$235,811

Beazer Homes USA, Inc.
Consolidating Statements of Cash Flows
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fot the fiscal year ended September 30, 2006
Net cash (used)/provided by operating activities	$(62,959)	$(168,562)	$(83,562)	$10,620	$—	$(304,463)
Cash flows from investing activities:
Capital expenditures	—	(10,880)	(630)	(32)	—	(11,542)
Investments in unconsolidated joint ventures	(3,093)	(46,365)	—	—	—	(49,458)
Changes in restricted cash	—	(4,873)	(5,000)	—	—	(9,873)
Distributions from and proceeds from sale of
unconsolidated joint ventures	—	4,655	—	—	—	4,655
Net cash used in investing activities	(3,093)	(57,463)	(5,630)	(32)	—	(66,218)
Cash flows from financing activities:
Borrowings under credit facilities	1,634,100	—	303,428	—	—	1,937,528
Repayment of credit facilities	(1,634,100)	—	(208,547)	—	—	(1,842,647)
Borrowings under senior and junior notes payable	378,093	—	—	—	—	378,093
Repayment of other notes payable	—	(20,934)	—	—	—	(20,934)
Advances (to) from subsidiaries	(228,594)	232,039	677	(4,122)	—	—
Debt issuance costs	(6,274)	—	(932)	—	—	(7,206)
Proceeds from stock option exercises	7,298	—	—	—	—	7,298
Common stock redeemed	(2,624)	—	—	—	—	(2,624)
Treasury stock purchases	(205,416)	—	—	—	—	(205,416)
Tax benefit from stock transactions	8,205	—	—	—	—	8,205
Dividends paid	(16,144)	—	—	—	—	(16,144)
Net cash provided/(used) by financing activities	(65,456)	211,105	94,626	(4,122)	—	236,153
(Decrease)/increase in cash and cash equivalents	(131,508)	(14,920)	5,434	6,466	—	(134,528)
Cash and cash equivalents at beginning of year	386,423	(90,238)	230	683	—	297,098
Cash and cash equivalents at end of year	$254,915	$(105,158)	$5,664	$7,149	$—	$162,570

For the fiscal year ended September 30, 2005
Net cash (used)/provided by operating activities	$(124,650)	$29,390	$6,783	$4,214	$—	$(84,263)
Cash flows from investing activities:
Capital expenditures	—	(13,089)	(359)	—	—	(13,448)
Investments in unconsolidated joint ventures	—	(40,619)	—	—	—	(40,619)
Distributions from and proceeds from sale of
unconsolidated joint ventures	—	5,597	—	—	—	5,597
Net cash used in investing activities	—	(48,111)	(359)	—	—	(48,470)
Cash flows from financing activities:
Repayment of term loan	(200,000)	—	—	—	—	(200,000)
Borrowings under credit facility	439,700	—	—	—	—	439,700
Repayment of credit facility	(439,700)	—	—	—	—	(439,700)
Borrowings under senior and junior notes payable	346,786	—	—	—	—	346,786
Repayment of other notes payable	—	(16,776)	—	—	—	(16,776)
Advances (to) from subsidiaries	(6,764)	17,521	(6,887)	(3,870)	—	—
Debt issuance costs	(4,958)	—	—	—	—	(4,958)
Proceeds from stock option exercises	5,875	—	—	—	—	5,875
Common stock redeemed	(8,092)	—	—	—	—	(8,092)
Dividends paid	(13,884)	—	—	—	—	(13,884)
Net cash provided/(used) by financing activities	118,963	745	(6,887)	(3,870)	—	108,951
(Decrease)/increase in cash and cash equivalents	(5,687)	(17,976)	(463)	344	—	(23,782)
Cash and cash equivalents at beginning of year	392,110	(72,262)	693	339	—	320,880
Cash and cash equivalents at end of year	$386,423	$(90,238)	$230	$683	$—	$297,098

Beazer Homes USA, Inc.
Consolidating Statement of Cash Flows
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
For the fiscal year ended September 30, 2004
Net cash provided/(used) by operating activities	$12,169	$(88,774)	$2,886	$—	$(73,719)
Cash flows from investing activities:
Capital expenditures	—	(10,271)	—	—	(10,271)
Investments in unconsolidated joint ventures	—	(25,844)	—	—	(25,844)
Distributions from and proceeds from sale of
unconsolidated joint ventures	—	5,639	—	—	5,639
Net cash used in investing activities	—	(30,476)	—	—	(30,476)
Cash flows from financing activities:
Proceeds of term loan	200,000	—	—	—	200,000
Repayment of term loan	(200,000)	—	—	—	(200,000)
Borrowings under senior and junior notes payable	380,000	—	—	—	380,000
Advances (to) from subsidiaries	(82,516)	87,760	(5,244)	—	—
Debt issuance costs	(10,654)	—	—	—	(10,654)
Proceeds from stock option exercises	5,362	—	—	—	5,362
Treasury stock purchases	(17,546)	—	—	—	(17,546)
Dividends paid	(5,459)	—	—	—	(5,459)
Net cash provided/(used) by financing activities	269,187	87,760	(5,244)	—	351,703
Increase (decrease) in cash and cash equivalents	281,356	(31,490)	(2,358)	—	247,508
Cash and cash equivalents at beginning of year	110,754	(40,079)	2,697	—	73,372
Cash and cash equivalents at end of year	$392,110	$(71,569)	$339	$—	$320,880

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.

We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beazer Homes USA, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, effective October 1, 2005, based on the modified prospective application transition method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Atlanta, Georgia December 8, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Beazer Homes USA, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by Beazer Homes USA, Inc.’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2006 based on the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of September 30, 2006.

The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of Beazer Homes USA, Inc.’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report follows herein.

/s/ Ian J. McCarthy	/s/ James O’Leary
Ian J. McCarthy President and Chief Executive Officer December 8, 2006	James O’Leary Executive Vice President and Chief Financial Officer December 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Beazer Homes USA, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Beazer Homes USA, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2006 of the Company and our report dated December 8, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share Based Payment..

/s/ Deloitte & Touche
Atlanta, Georgia December 8, 2006

Quarterly Financial Data

Summarized quarterly financial information (unaudited):

	Quarter Ended
(in thousands, except per share data)	December 31		March 31		June 30	September 30

Fiscal 2006:
Total revenue	$1,105,616		$1,269,091		$1,203,538	$1,883,758
Gross profit	272,830		314,495		309,307	364,053
Operating income	139,752		164,702		155,895	151,326
Net income	89,913		104,351		102,624	91,873
Net income per common share:
Basic	$2.20		$2.58		$2.60	$2.39
Diluted	$2.00		$2.35		$2.37	$2.19

Fiscal 2005:
Total revenue	$911,827		$976,248		$1,293,227	$1,814,051
Gross profit	215,472		180,191		329,528	446,862
Operating income before goodwill impairment	110,878		72,121		178,637	255,517
Goodwill impairment	—		130,235	(a)	—	—
Operating income (loss)	110,878		(58,114)	(a)	178,637	255,517
Net income (loss)	69,704		(84,344)	(a)	112,740	164,424
Net income (loss) per common share:
Basic	$1.73	(b)	$(2.09)	(a)	$2.78	$4.04
Diluted	$1.57	(b)	$(2.09)	(a)	$2.50	$3.61

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

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Director information is incorporated by reference to the section entitled “Election of Directors” of our Proxy Statement for our 2007 Annual Meeting of Stockholders, which is expected to be filed on or before December 27, 2006. Information regarding our executive officers is set forth herein under Part I as a separate item.

      Beazer Homes has adopted a Code of Business Conduct and Ethics for its senior financial officers, which applies to its principal financial officer and controller, other senior financial officers and Chief Executive Officer. The full text of the Code of Business Conduct and Ethics can be found on the Company’s website. Our Corporate Governance Guidelines and the charters of the following committees of our Board of Directors: Audit, Compensation, and Nominating and Governance, are also posted to our website, and are available in print to any stockholder who requests a printed copy. If at any time there is a waiver of any provision of our code of business conduct and ethics, information regarding such waiver will be published on our website.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section entitled “Executive Compensation” of our Proxy Statement for our 2007 Annual Meeting of Stockholders, which is expected to be filed on or before December 27, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the section entitled “Security Ownership of Management” of our Proxy Statement for our 2007 Annual Meeting of Stockholders, which is expected to be filed on or before December 27, 2006.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section entitled “Principal Accounting Firm Fees” of our Proxy Statement for our 2007 Annual Meeting of Stockholders, which is expected to be filed on or before December 27, 2006.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K.

(a)	1. Financial Statements

2. Financial Statement Schedules

None required.

3. Exhibits

Exhibit Number		Exhibit Description
3.1	—	Amended and Restated Certificate of Incorporation of the Company - incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4/A filed on March 12, 2002
3.2	—	Second Amended and Restated Bylaws of the Company - incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
4.1	—
Indenture dated as of May 21, 2001 among the Company and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 ⅝% Senior Notes due 2011 - incorporated herein by reference to Exhibit 4.4 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)

4.2	—
Supplemental Indenture (8 ⅝% Notes) dated as of May 21, 2001 among the Company, its subsidiaries party thereto and U.S. Bank Trust National Association, as trustee - incorporated herein by reference to Exhibit 4.5 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)

4.3	—	Form of 8 ⅝% Senior Notes due 2011 - incorporated herein by reference to Exhibit 4.6 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)
4.4	—	Specimen of Common Stock Certificate - incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 initially filed on December 6, 1993
4.5	—
Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 ⅜% Senior Notes due 2012 - incorporated herein by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-4 filed on July 16, 2002

4.6	—
First Supplemental Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 ⅜% Senior Notes due 2012 - incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-4 filed on July 16, 2002

4.7	—	Form of 8 ⅜% Senior Notes due 2012 - incorporated herein by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-4 filed on July 16, 2002
4.8	—
Second Supplemental Indenture dated as of November 13, 2003 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 6 ½% Senior Notes due 2013 - incorporated herein by reference to Exhibit 4.11 of the Company’s Form 10-K for the year ended September 30, 2003 (File No. 001-12822)

4.9	—	Form of 6 ½% Senior Notes due 2013 - incorporated herein by reference to Exhibit 4.12 of the Company’s Form 10-K for the year ended September 30, 2003 (File No. 001-12822)
4.10	—
Indenture dated as of June 8, 2004 among Beazer, the Guarantors party thereto and SunTrust Bank, as trustee, related to the 4 ⅝% Convertible Senior Notes due 2024 - incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12822)

4.11	—	Form of 4 ⅝% Convertible Senior Notes due 2024 - incorporated herein by reference to Exhibit 4.2 of the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12822)
4.12	—	Form of 6 ⅞% Senior Notes due 2015 - incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 13, 2005
4.13	—
Form of Fifth Supplemental Indenture, dated as of June 8, 2005, by and among Beazer, the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee - incorporated herein by reference to Exhibit 4.11 of the Company’s Form 8-K filed on June 13, 2005

4.14	—
Credit Agreement dated as of January 11, 2006 by and among Beazer Mortgage Corporation as Borrower, the Lenders party thereto, Guaranty Bank as Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and U.S. Bank National Association as Documentation Agent - incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 17, 2006 (File No. 001-12822)

4.15	—
Sixth Supplemental Indenture, dated as of January 9, 2006, to the Trust Indenture dated as of May 21, 2001 - incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K filed on January 17, 2006 (File No. 001-12822)

4.16	—
Seventh Supplement Indenture, dated as of January 9, 2006, to the Trust Indenture dated as of April 17, 2002 - incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K filed on January 17, 2006 (File No. 001-12822)

4.17	—
First Amendment to Credit Agreement dated as of March 22, 2006, among Beazer Homes USA, Inc., as Borrower, the Lenders Parties Thereto and JPMorgan Chase Bank, N.A. as Administrative Agent - incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 28, 2006 (File No. 001-12822)

4.18	—	Form of Senior Note due 2016 - incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 8, 2006 (File No. 001-12822)
4.19	—
Form of Eighth Supplemental Indenture, dated June 6, 2006, by and among Beazer Homes USA, Inc., the guarantors named therein and UBS Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities, Inc., Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc., BNP Paribas Securities Corp. and Greenwich Capital Markets - incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 8, 2006 (File No. 001-12822)

4.20	—
Form of Junior Subordinated indenture between Beazer Homes USA, Inc., JPMorgan Chase Bank, National Association, dated June 15, 2006 - incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 21, 2006 (File No. 001-12822)

4.21	—
Form of the Amended and Restated Trust Agreement among Beazer Homes USA, Inc., JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and certain individuals named therein as Administrative Trustees, dated June 15, 2006 - incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 21, 2006 (File No. 001-12822)

10.1*	—	Amended and Restated 1994 Stock Incentive Plan - incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-K for the year ended September 30, 2005 (File No. 001-12822)
10.2*	—	Non-Employee Director Stock Option Plan - incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)
10.3*	—	Amended and Restated 1999 Stock Incentive Plan - incorporated herein by reference to Exhibit 4.2 of the Company’s Form S-8 filed on June 17, 2004
10.4*	—	2005 Value Created Incentive Plan - incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.5*	—
Amended and Restated Corporate Management Stock Purchase Program - incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)

10.6*	—	Customer Survey Incentive Plan - incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.7*	—	Director Stock Purchase Program - incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.8*	—	Form of Stock Option and Restricted Stock Award Agreement - incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.9*	—	Form of Stock Option Award Agreement - incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.10-13
Amended and Restated Employment Agreements dated as of September 1, 2004 - incorporated herein by reference to Exhibits 10.01-10.03 and 10.05 of the Company’s Form 8-K filed on September 1, 2004 (File No. 001-12822), respectively:

10.10*	—	Ian J. McCarthy
10.11*	—	Michael H. Furlow
10.12*	—	James O’Leary
10.13*	—	Michael T. Rand
10.14-19
Amended and Restated Supplemental Employment Agreements dated as of February 3, 2006 - incorporated herein by reference to Exhibits 10.1-10.4 , 10.6 and 10.8 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822), respectively:

10.14*	—	Ian J. McCarthy
10.15*	—	Michael H. Furlow
10.16*	—	James O’Leary
10.17*	—	Kenneth J. Gary
10.18*	—	Cory J. Boydston
10.19*	—	Michael T. Rand
10.20-24
First Amendment to Amended and Restated Employment Agreements dated as of February 3, 2006 - incorporated herein by reference to Exhibits 10.11-10.14 and 10.16 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822), respectively:

10.20*	—	Ian J. McCarthy
10.21*	—	Michael H. Furlow
10.22*	—	James O’Leary
10.23*	—	Kenneth J. Gary
10.24*	—	Michael T. Rand
10.25*	—
Form of Performance Shares Award Agreement dated as of February 2, 2006 - incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)

10.26*	—	Form of Award Agreement dated as of February 2, 2006 - incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)
10.27*	—	2005 Executive Value Created Incentive Plan - incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 9, 2005 (File No. 001-12822)
10.28	—	Purchase Agreement for Sanford Homes of Colorado LLLP - incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 10, 2001 (File No. 001-12822)
10.29	—
Credit Agreement dated as of August 22, 2005 between the Company and JPMorgan Chase Bank, NA, as Agent, Guaranty Bank, BNP Paribas and Wachovia Bank, National Association as Syndication Agents, The Royal Bank of Scotland plc as Documentation Agent, SunTrust Bank, Citicorp North America, Inc. and Washington Mutual Bank, FA, as Managing Agents, Comerica Bank, PNC Bank, National Association and UBS Loan Finance LLC as Co-Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner - incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 24, 2005 (File No. 001-12822)

10.30*	—	Employment Agreement dated as of March 14, 2005 for Kenneth J. Gary - incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 18, 2005 (File No. 001-12822)
21	—	Subsidiaries of the Company
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Represents a management contract or compensatory plan or arrangement

(c)	Exhibits

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
Name: Ian J. McCarthy Title: President and Chief Executive Officer Date: December 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 8, 2006	By:	/s/ Brian C. Beazer
Date		Brian C. Beazer, Director and Non-Executive Chairman of the Board

December 8, 2006	By:	/s/ Ian J. McCarthy
Date		Ian J. McCarthy, Director, President and Chief Executive Officer (Principal Executive Officer)

December 8, 2006	By:	/s/ Laurent Alpert
Date		Laurent Alpert, Director*

December 8, 2006	By:	/s/ Katie J. Bayne
Date		Katie J. Bayne, Director

December 8, 2006	By:	/s/ Peter G. Leemputte
Date		Peter G. Leemputte, Director*

December 8, 2006	By:	/s/ Maureen E. O’Connell
Date		Maureen E. O’Connell, Director*

December 8, 2006	By:	/s/ Larry T. Solari
Date		Larry T. Solari, Director

December 8, 2006	By:	/s/ Stephen P. Zelnak
Date		Stephen P. Zelnak, Jr., Director

December 8, 2006	By:	/s/ James O’Leary
Date		James O’Leary, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

December 8, 2006	By:	/s/ Michael T. Rand
Date		Michael T. Rand, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

* Member of the Company’s Audit Committee