Form 10-Q
period 2006-12-31
BEAZER HOMES USA INC
filed 2007-01-26
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Class	Outstanding at January 19, 2007

Common Stock, $0.001 par value	39,154,879 shares

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2006	2006

ASSETS
Cash and cash equivalents	$150,285	$162,570
Restricted cash	4,699	9,873
Accounts receivable	78,834	333,571
Inventory
Owned inventory	3,000,533	3,048,891
Consolidated inventory not owned	573,828	471,441
Total inventory	3,574,361	3,520,332
Residential mortgage loans available-for-sale	19,004	92,157
Investments in unconsolidated joint ventures	128,230	122,799
Deferred tax assets	95,062	59,842
Property, plant and equipment, net	28,066	29,465
Goodwill	121,368	121,368
Other assets	113,439	107,454
Total assets	$4,313,348	$4,559,431

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$86,865	$141,131
Other payables and accrued liabilities	404,622	547,014
Obligations related to consolidated inventory not owned	390,093	330,703
Senior notes (net of discounts of $3,457 and $3,578, respectively)	1,551,543	1,551,422
Junior subordinated notes	103,093	103,093
Warehouse line	18,332	94,881
Other notes payable	111,319	89,264
Total liabilities	2,665,867	2,857,508

Stockholders' equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	-	-
Common stock (par value $.001 per share, 80,000,000 shares authorized, 42,585,386 and 42,318,098 issued and 39,154,879 and 38,889,554 outstanding, respectively)	43	42
Paid-in capital	536,928	528,376
Retained earnings	1,300,048	1,362,958
Treasury stock, at cost (3,430,507 and 3,428,544 shares, respectively)	(189,538)	(189,453)
Total stockholders' equity	1,647,481	1,701,923
Total liabilities and stockholders' equity	$4,313,348	$4,559,431

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	December 31,
	2006	2005

Total revenue	$803,014	$1,105,616
Home construction and land sales expenses	661,982	829,859
Inventory impairments and option contract abandonments	119,923	2,927
Gross profit	21,109	272,830

Selling, general and administrative expenses	115,368	133,078
Operating (loss) income	(94,259)	139,752
Equity in (loss) income of unconsolidated joint ventures	(2,360)	352
Other income, net	1,993	4,103
(Loss) income before income taxes	(94,626)	144,207
(Benefit) provision for income taxes	(35,620)	54,294
Net (loss) income	$(59,006)	$89,913

Weighted average number of shares:
Basic	38,280	40,958
Diluted	38,280	45,607

Net (loss) income per common share:
Basic	$(1.54)	$2.20
Diluted	$(1.54)	$2.00

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(59,006)	$89,913
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,551	2,442
Stock-based compensation expense	3,728	2,268
Inventory impairments and option contract abandonments	119,923	2,927
Deferred income tax (benefit) provision	(35,220)	9,320
Tax benefit from stock transactions	(1,390)	(6,169)
Equity in loss (income) of unconsolidated joint ventures	2,360	(352)
Distributions from earnings in unconsolidated joint ventures	1,282	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	254,737	34,623
Increase in inventory	(84,471)	(276,080)
Decrease in residential mortgage loans available-for-sale	73,153	-
Increase in other assets	(5,915)	(26,722)
Decrease in trade accounts payable	(54,266)	(17,390)
Decrease in other liabilities	(147,819)	(100,125)
Other changes	1,651	170
Net cash provided by (used in) operating activities	71,298	(285,175)

Cash flows from investing activities:
Capital expenditures, net	(2,682)	(4,732)
Investments in unconsolidated joint ventures	(8,723)	(19,528)
Changes in restricted cash	5,174	-
Distributions from unconsolidated joint ventures	886	1,280
Net cash used in investing activities	(5,345)	(22,980)

Cash flows from financing activities:
Borrowings under credit facilities	61,130	164,000
Repayment of credit facilities	(137,679)	(114,000)
Repayment of other notes payable	(2,455)	(329)
Debt issuance costs paid	(70)	-
Treasury stock purchases	-	(67,005)
Common stock redeemed	(85)	-
Proceeds from stock option exercises	3,435	6,082
Tax benefit from stock transactions	1,390	6,169
Dividends paid	(3,904)	(4,107)
Net change in book overdraft	-	32,396
Net cash (used in) provided by financing activities	(78,238)	23,206
Decrease in cash and cash equivalents	(12,285)	(284,949)
Cash and cash equivalents at beginning of period	162,570	297,098
Cash and cash equivalents at end of period	$150,285	$12,149

Supplemental cash flow information:
Interest paid	$51,102	$35,348
Income taxes paid	$13,218	$55,128
Supplemental disclosures of non-cash activities:
Increase in consolidated inventory not owned	$59,390	$81,628
Inventory financed through notes payable	$24,510	$7,762

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (“Beazer Homes” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. Certain items in prior period financial statements have been reclassified to conform to the current presentation. For further information, refer to our audited consolidated financial statements appearing in the Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (the “2006 Annual Report”).

(2)	Summary of Significant Accounting Policies

A discussion of our significant accounting policies other than as discussed below is included in the notes to the consolidated financial statements included in Beazer Homes’ Consolidated Financial Statements for the fiscal year ended September 30, 2006 as filed with the Securities and Exchange Commission in the 2006 Annual Report.

Stock-Based Compensation
In the first quarter of fiscal 2006, we adopted SFAS 123R, Share-Based Payment. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after October 1, 2005, as well as to the unvested portion of awards outstanding as of October 1, 2005. We use the Black-Scholes model to value new stock option grants under SFAS 123R, applying the “modified prospective method” for existing grants which requires us to value stock options prior to our adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation cost as a financing cash inflow and an operating cash outflow.

Nonvested stock granted to employees is valued based on the market price of the common stock on the date of the grant. Performance based, nonvested stock granted to employees is valued using the Monte Carlo valuation method.

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as an expense using the straight-line method over the vesting period. Unrecognized compensation cost related to nonvested stock is included in paid-in capital in accordance with SFAS 123R. As of December 31, 2006, there was $28.3 million of total unrecognized compensation cost related to nonvested stock. That cost is expected to be recognized over a weighted average period of 3.9 years. For the three months ended December 31, 2006 and 2005, our total stock-based compensation expense was $3.7 million ($2.6 million net of tax) and $2.3 million ($1.4 million net of tax), respectively.

The following table summarizes nonvested stock awards as of December 31, 2006, as well as activity for the three months then ended.

	Shares	Weighted Average Grant Date Fair Value
Beginning of period	974,457	$50.66
Granted	128,058	44.47
Vested	(19,122)	49.37
Forfeited	(28,655)	42.57
End of period	1,054,738	$50.15

In addition, during the quarter ended December 31, 2006, employees surrendered 1,963 shares to the Company in payment of minimum tax obligations upon the vesting of nonvested stock under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $85,000, or approximately $43.22 per share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected life of options granted is generally computed using the mid-point between the vesting period and contractual life of the options granted. Expected volatilities are based on the historical volatility of the Beazer Homes’ stock and other factors. Expected discrete dividends of $0.10 per quarter are assumed in lieu of a continuously compounding dividend yield. There were no option grants in the quarter ended December 31, 2006.

The following table summarizes stock options outstanding as of December 31, 2006, as well as activity during the three months then ended:

	Shares	Weighted-Average Exercise Price

Outstanding at beginning of period	2,135,572	$43.82
Granted	-	-
Exercised	(280,107)	12.26
Forfeited	(38,156)	42.85
Outstanding at end of period	1,817,309	$48.71
Exercisable at end of period	431,646	$23.03

At December 31, 2006, the weighted-average remaining contractual life for all options outstanding and options currently exercisable was 5.49 years and 5.37 years, respectively.

At December 31, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $15.6 million and $10.3 million, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.) The intrinsic value of stock options exercised during the three months ended December 31, 2006 was $8.6 million.

Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective beginning in our fiscal year 2008. We are currently evaluating the impact adopting FIN 48 will have on our consolidated financial condition and results of operations.

On November 29, 2006, the FASB ratified EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums. EITF 06-8 states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus requires that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. We are currently evaluating the impact adopting EITF 06-8 will have on our consolidated financial condition and results of operations.

(3)	Inventory

	December 31,	September 30,
(in thousands)	2006	2006
Homes under construction	$1,321,019	$1,368,056
Development projects in progress	1,606,549	1,623,819
Unimproved land held for future development	11,294	12,213
Model homes	61,671	44,803
Consolidated inventory not owned	573,828	471,441
	$3,574,361	$3,520,332

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 1,342 ($319.6 million) and 1,197 ($257.9 million) completed homes that were not subject to a sales contract, not including model homes, at December 31, 2006 and September 30, 2006, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

Consistent with our accounting policy described in our 2006 Annual Report, housing projects and unimproved land held for future development (components of inventory) were again reviewed this quarter for recoverability as a result of market conditions in the homebuilding industry. As our sales continued to decrease and our competitors began significantly discounting housing prices and offering other incentives to buyers, we began lowering prices in certain communities with an objective to reduce inventory and generate cash flow. Based on these events and our analysis we determined that the carrying amount of certain of our inventory assets exceeded its estimated fair value. We estimated fair value using a discounted cash flow methodology. As a result, we incurred $94.7 million of non-cash pretax charges related to inventory impairments during the three months ended December 31, 2006.

We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included on the Company’s unaudited condensed consolidated balance sheets in other payables and accrued liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $358.0 million at December 31, 2006. This amount includes letters of credit of approximately $42.2 million. Total remaining purchase price, net of cash deposits, committed under all options was $2.2 billion at December 31, 2006. Only $23.9 million of total remaining purchase price under such options contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations. During the quarters ended December 31, 2006 and 2005, we incurred non-cash pretax charges of $25.2 million and $2.9 million, respectively, related to the abandonment of lot option agreements and write-off of option deposits and other development costs.

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIE”s) under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R defines a VIE as an entity with insufficient equity investment to finance its planned activities without additional financial support or an entity in which the equity investors lack certain characteristics of a controlling financial interest. Pursuant to FIN 46R, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE is deemed to be the primary beneficiary of the VIE and must consolidate the VIE.

We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our unaudited condensed consolidated balance sheets at December 31, 2006 and September 30, 2006 reflect consolidated inventory not owned of $573.8 million and $471.4 million, respectively. We consolidated $168.2 million and $146.6 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of December 31, 2006 and September 30, 2006, respectively. In addition, as of December 31, 2006 and September 30, 2006, we recorded $405.6 million and $324.8 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements for which our deposits and pre-acquisition development costs exceeded certain thresholds. Obligations related to consolidated inventory not owned totaled $390.1 million at December 31, 2006 and $330.7 million at September 30, 2006. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

(4)	Investments in and Advances to Unconsolidated Joint Ventures

We participate in a number of land development joint ventures in which Beazer Homes has less than a controlling interest. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. We recognize our share of profits from the sale of lots to other buyers. Our share of profits from lots purchased from the joint ventures are deferred and treated as a reduction of the cost of the land purchased from the joint venture. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer.

Our joint ventures typically obtain secured acquisition and development financing. At December 31, 2006, our unconsolidated joint ventures have borrowings outstanding totaling $758.8 million. In some instances, Beazer Homes and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At December 31, 2006, we had a repayment guarantee of $12.4 million and limited maintenance guarantees of $25.1 million related to certain of our unconsolidated joint ventures’ debt. The repayment guarantee requires the repayment of Beazer Homes’ share of debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowings. The limited maintenance guarantees only apply if an unconsolidated joint venture defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. We have not recorded a liability for the non-contingent aspect of these guarantees as such amounts are not material. In assessing the need to record a liability for the contingent aspect of these guarantees, we consider our historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees and the financial condition of the applicable unconsolidated joint ventures. In addition, we monitor the fair value of the collateral of these unconsolidated joint ventures to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. To date, we have not incurred any obligations related to repayment or limited maintenance guarantees. Based on these considerations, we have determined that it is remote that we will have to perform under the contingent aspects of these guarantees and, as a result, have not recorded a liability for the contingent aspects of these guarantees. To the extent the recording of a liability related to such guarantees would be required, the recognition of such liability would result in an increase to the carrying value of our investment in the associated joint venture.

(5)	Interest

The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended
	December 31,
	2006	2005

Capitalized interest in inventory, beginning of period	$76,134	$51,411
Interest incurred and capitalized	34,303	25,533
Capitalized interest amortized to cost of sales	(20,115)	(18,175)
Capitalized interest in inventory, end of period	$90,322	$58,769

(6)	Earnings Per Share and Stockholders’ Equity

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2006	2005
Basic:
Net (loss) income	$(59,006)	$89,913
Weighted average number of common shares outstanding	38,280	40,958
Basic (loss) earnings per share	$(1.54)	$2.20

Diluted:
Net (loss) income	$(59,006)	$89,913
Interest on convertible debt - net of taxes	-	1,344
Net (loss) income available to common shareholders	$(59,006)	$91,257
Weighted average number of common shares outstanding	38,280	40,958
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	-	3,499
Options to acquire common stock	-	594
Restricted stock	-	556
Diluted weighted average common shares outstanding	38,280	45,607
Diluted (loss) earnings per share	$(1.54)	$2.00

Emerging Task Force Issue No. 04-8: The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”) requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Cos”) be included in diluted earnings per share computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price. EITF 04-8 applies to our 4 ⅝% Convertible Senior Notes issued in June 2004. In computing diluted loss per share for the three months ended December 31, 2006, common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect.

In June 2006, the Shareholder Rights Plan adopted in June 1996 by the Company’s Board of Directors expired. No rights issued under this plan were redeemed or exercised prior to expiration.

(7)	Borrowings

At December 31, 2006 and September 30, 2006 we had the following borrowings (in thousands):

	Maturity Date	December 31, 2006	September 30, 2006
Warehouse Line	February 2007	$18,332	$94,881
Revolving Credit Facility	August 2009	-	-
8 5/8% Senior Notes*	May 2011	200,000	200,000
8 3/8% Senior Notes*	April 2012	350,000	350,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior Subordinated Notes	July 2036	103,093	103,093
Other Notes Payable	Various Dates	111,319	89,264
Unamortized debt discounts		(3,457)	(3,578)
Total		$1,784,287	$1,838,660

* Collectively, the "Senior Notes"

Warehouse Line - Effective January 11, 2006, Beazer Mortgage Corporation (“Beazer Mortgage”), our wholly-owned subsidiary, entered into a 364-day credit agreement with a number of banks to fund the origination of residential mortgage loans (the “Warehouse Line”). The Warehouse Line provides for a maximum available borrowing capacity of $250 million to $350 million based on commitment periods, as defined in the Warehouse Line, and is secured by certain mortgage loan sales and related property. The Warehouse Line is not guaranteed by Beazer Homes or any of our subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility. Beginning in the second quarter of fiscal 2006, Beazer Mortgage finances a portion of its mortgage lending activities with borrowings under the Warehouse Line. Borrowings under the Warehouse Line were $18.3 million and bore interest at 6.3% per annum as of December 31, 2006. Beazer Mortgage had a pipeline of loans in process of approximately $729 million as of December 31, 2006 which may be financed either through the Warehouse Line or with third party investors. Effective December 29, 2006, Beazer Mortgage amended the Warehouse Line to extend the maturity date to February 9, 2007. There have been no other amendments to the Warehouse Line. The Warehouse Line contains various operating and financial covenants. The Company was in compliance with such covenants at December 31, 2006. We are currently in the process of and anticipate entering into another 364-day credit agreement prior to the expiration of this extension.

Revolving Credit Facility - In August 2005, we entered into a new four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks which was expanded in June 2006 to $1 billion and which matures in August 2009. Our former credit facility included a $550 million four-year revolving credit facility and a $200 million four-year term loan which would have matured in June 2008. The Revolving Credit Facility, which replaced our former credit facility, includes a $50 million swing line commitment. We have the option to elect two types of loans under the Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Revolving Credit Facility). The Revolving Credit Facility contains various operating and financial covenants. We were in compliance with such covenants at December 31, 2006. Substantially all of our significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 11).

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable. At December 31, 2006, we had available borrowings of $324.2 million under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility at December 31, 2006 or September 30, 2006.

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

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At December 31, 2006, under the most restrictive covenants of each indenture, approximately $185.5 million of our retained earnings was available for cash dividends and for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

Junior Subordinated Notes - On June 15, 2006, we completed a private placement of $103.1 million of unsecured junior subordinated notes which mature on July 30, 2036 and are redeemable at par on or after July 30, 2011 and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly. These notes were issued to Beazer Capital Trust I, which simultaneously issued, in a private transaction, trust preferred securities and common securities with an aggregate value of $103.1 million to fund its purchase of these notes. The transaction is treated as debt in accordance with GAAP. The obligations relating to these notes and the related securities are subordinated to the Revolving Credit Facility and the Senior Notes.

Other Notes - We periodically acquire land through the issuance of notes payable. As of December 31, 2006 and September 30, 2006, we had outstanding notes payable of $111.3 million and $89.3 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 6.75% to 10.00% at December 31, 2006. These notes are secured by the real estate to which they relate.

(8)	Contingencies

Trinity Claims - Beazer Homes and certain of our subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to moisture intrusion and mold. We have experienced a significant number of such claims in our Midwest region and particularly with respect to homes built by Trinity Homes LLC, a subsidiary which was acquired in the Crossmann acquisition in 2002.

As of December 31, 2006, there were eight pending lawsuits related to such complaints received by Trinity. All suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate. Additionally, a class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC. The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004.

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

Under the settlement, subject to Trinity’s timely performance of the specified assessments and remediation activities for homeowners who file claims, each homeowner releases Trinity, Beazer Homes Investment Corp. and other affiliated companies, including Beazer Homes, from the claims asserted in the class action lawsuit, claims arising out of external water intrusion, claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others. No appeals of the court’s order approving the settlement were received by the court within the timeframe established by the court.  The Company sent out the claims notices on December 17, 2004, and the class members had until February 15, 2005 to file claims. A total of 1,311 valid claims were filed (of the 2,161 total class members), of which 613 complaints had been received prior to our receipt of the claim notices. Class members who did not file a claim by February 15, 2005 are no longer able to file a class action claim under the settlement or pursue an individual claim against Trinity. As of December 31, 2006, we have completed remediation of 1,103 homes related to 1,796 total Trinity claims.

Our warranty reserves at December 31, 2006 and September 30, 2006 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion and mold, including a provision for legal fees. Warranty reserves also include accruals for class action claims received, pursuant to the settlement discussed above, from class members who had not previously contacted Trinity with complaints.

The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred. Homes for which we receive complaints are classified into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.

As of December 31, 2006 and September 30, 2006, we accrued for our estimated cost to remediate homes that we had assessed and assigned to one of the above categories, as well as our estimated cost to remediate those homes for which an assessment had not yet been performed. For purposes of our accrual, we have historically assigned homes not yet assessed to categories based on our expectations about the extent of damage and trends observed from the results of assessments performed to date. In addition, our cost estimation process considers the subdivision of the claimant along with the categorization discussed above. Once a home is categorized, detailed budgets are used as the basis to prepare our estimated costs to remediate such home.

During fiscal 2004, we initiated a program under which we offered to repurchase a limited number of homes from specific homeowners. The program was concluded during the first quarter of fiscal 2005. We have repurchased a total of 54 homes under the program. During the three months ended December 31, 2006, the Company sold two of the repurchased homes, bringing the total homes sold to date to 24. The remaining 30 homes were acquired for an aggregate purchase price of $12.9 million. The accrual at December 31, 2006 includes the estimated costs to sell homes that we have repurchased, and our estimated losses on the sale of those homes, if any.

The following accruals at December 31, 2006 represent our best estimates of the costs to resolve all asserted complaints associated with Trinity moisture intrusion and related mold issues. We regularly review our estimate of these costs. Since the commencement of the remediation program, our remediation cost per home has continued to decrease as homes requiring more extensive repairs were addressed first and our internal processes and procedures, including enhanced contractor bid negotiations and inspections, improved as experience gained in addressing these issues has yielded meaningful benefits on a per home basis. Changes in the accrual for Trinity moisture intrusion and related mold issues during the period were as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Balance at beginning of period	$47,704	$80,708
Payments	(1,993)	(2,652)
Balance at end of period	$45,711	$78,056

Actual costs to assess and remediate homes in each category and subdivision, the extent of damage to homes not yet assessed, estimates of costs to sell the remaining repurchased homes, and losses on such sales could differ from our estimates. As a result, the costs to resolve existing complaints could differ from our recorded accruals and have a material adverse effect on our earnings in the periods in which the matters are resolved. Additionally, it is possible that we will incur additional losses related to these matters, including additional losses related to homes for which we have not yet received complaints.

Warranty Reserves - We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty (generally ranging from a minimum of five years up to the period covered by the applicable statute of repose) covering only certain defined construction defects. We also provide a defined structural element warranty with single-family homes and townhomes in certain states.

Since Beazer Homes subcontracts its homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, many claims relating to workmanship and materials are the primary responsibility of the subcontractors.

As noted above, our warranty reserves at December 31, 2006 and September 30, 2006 include accruals for Trinity moisture intrusion and related mold issues. Warranty reserves are included in other payables and accrued liabilities in the unaudited condensed consolidated balance sheets. We record reserves covering anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. While we believe that our warranty reserves are adequate, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve.

Changes in our warranty reserves, which include amounts related to the Trinity moisture intrusion and mold issues discussed above, during the period are as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Balance at beginning of period	$101,033	$138,033
Provisions	6,197	5,858
Payments	(11,387)	(12,086)
Balance at end of period	$95,843	$131,805

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

We had performance bonds and outstanding letters of credit of approximately $814.8 million and $95.9 million, respectively, at December 31, 2006 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $58.1 million relating to our land option contracts discussed in Note 3. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

(9)	Stock Repurchase Program

On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. We did not repurchase any shares in the open market during the quarter ended December 31, 2006. During the three months ended December 31, 2005, we repurchased 1.0 million shares for an aggregate purchase price of $67.0 million or approximately $66 per share pursuant to the plan. At December 31, 2006, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan.

(10)	Segment Information

As defined in SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”, we have 32 homebuilding operating segments operating in 21 states and one financial services segment. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues in our financial services segment are derived primarily from mortgage originations provided predominantly to customers of our homebuilding operations. We have aggregated our homebuilding segments into four reportable segments, described below, for our homebuilding operations and one reportable segment for our financial services operations. The segments reported have been determined to have similar economic characteristics including similar historical and expected future operating performance, employment trends, land acquisition and land constraints, and municipality behavior and meet the other aggregation criteria in SFAS 131. The reportable homebuilding segments, and all other homebuilding operations not required to be reported separately, include operations conducting business in the following states:

West: Arizona, California, Nevada and New Mexico

Mid-Atlantic: Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia and West Virginia

Florida

Southeast: Georgia, North Carolina, South Carolina and Nashville, Tennessee

Other Homebuilding: Colorado, Indiana, Kentucky, Ohio, Texas and Memphis, Tennessee

Management’s evaluation of segment performance is based on segment operating income, which for our homebuilding segments is defined as homebuilding and land sale revenues less the cost of home construction, impairments, if any, land development and land sales and certain selling, general and administrative expenses which are incurred by or allocated to our homebuilding segments. Segment operating income for our Financial Services segment is defined as revenues less costs associated with our mortgage operations and certain selling, general and administrative expenses incurred by or allocated to the Financial Services segment. The accounting policies of our segments are those described in the notes to the consolidated financial statements in our 2006 Annual Report. The following information is in thousands:

	Three Months Ended December 31,
	2006	2005
Revenue
West	$297,907	$368,592
Mid-Atlantic	92,228	199,506
Florida	91,245	145,581
Southeast	155,129	176,933
Other homebuilding	158,154	207,770
Financial Services	11,743	10,978
Intercompany elimination	(3,392)	(3,744)
Consolidated total	$803,014	$1,105,616

	Three Months Ended December 31,
	2006	2005
Operating (loss) income (a)
West	$(26,504)	$63,739
Mid-Atlantic	(3,251)	49,501
Florida	(28,493)	30,631
Southeast	8,434	16,103
Other homebuilding	(15,708)	720
Financial Services	3,230	295
Segment operating (loss) income	(62,292)	160,989
Corporate and unallocated (b)	(31,967)	(21,237)
Total operating (loss) income	(94,259)	139,752
Equity in (loss) income of unconsolidated joint ventures	(2,360)	352
Other income, net	1,993	4,103
(Loss) income before income taxes	$(94,626)	$144,207

	December 31, 2006	September 30, 2006
Assets (c)
West	$1,241,922	$1,392,660
Mid-Atlantic	589,516	562,332
Florida	381,727	418,915
Southeast	426,788	433,922
Other homebuilding	578,340	632,437
Financial Services	113,976	205,684
Corporate and unallocated (d)	981,079	913,481
Consolidated total	$4,313,348	$4,559,431

(a)
Operating (loss) income for the three months ended December 31, 2006 includes $25.2 million of charges related to the abandonment of lot option agreements and $94.7 million of inventory impairments which has been recorded in the segments to which the inventory relates (see Note 3). Total charges for inventory impairments and abandonments by segment were as follows: $52.5 million in the West, $6.9 million in the Mid-Atlantic, $42.3 million in Florida, $2.9 million in the Southeast and $14.0 million in Other homebuilding.

(b)
Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs.

(c)
Segment assets as of both December 31, 2006 and September 30, 2006 include goodwill assigned from prior acquisitions as follows: $55.5 million in the West, $23.3 million in the Mid-Atlantic, $13.7 million in Florida, $17.6 million in the Southeast and $11.2 million in Other homebuilding. There was no change in goodwill from September 30, 2006 to December 31, 2006.

(d)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, and capitalized interest and other corporate items that are not allocated to the segments.

(11)	Supplemental Guarantor Information

As discussed in Note 7, our obligation to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of our subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes. We have determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
December 31, 2006
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp (a)	Subsidiaries	Adjustments	USA, Inc.
ASSETS
Cash and cash equivalents	$203,138	$(64,403)	$8,428	$3,122	$-	$150,285
Restricted cash	-	4,699	-	-	-	4,699
Accounts receivable	-	77,152	1,540	142	-	78,834
Owned inventory	-	3,000,533	-	-	-	3,000,533
Consolidated inventory not owned	-	573,828	-	-	-	573,828
Residential mortgage loans available-for-sale	-	-	19,004	-	-	19,004
Investments in unconsolidated joint ventures	3,093	125,137	-	-	-	128,230
Deferred tax assets	94,565	-	497	-	-	95,062
Property, plant and equipment, net	-	27,058	966	42	-	28,066
Goodwill	-	121,368	-	-	-	121,368
Investments in subsidiaries	1,775,212	-	-	-	(1,775,212)	-
Intercompany	1,236,781	(1,312,960)	50,349	25,830	-	-
Other assets	21,830	83,988	857	6,764	-	113,439
Total assets	$3,334,619	$2,636,400	$81,641	$35,900	$(1,775,212)	$4,313,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	-	86,748	28	89	-	86,865
Other payables and accrued liabilities	34,139	357,437	2,990	10,056	-	404,622
Intercompany	(1,637)	-	-	1,637	-	-
Obligations related to consolidated inventory not owned	-	390,093	-	-	-	390,093
Senior notes (net of discounts of $3,457)	1,551,543	-	-	-	-	1,551,543
Junior subordinated notes	103,093	-	-	-	-	103,093
Warehouse line	-	-	18,332	-	-	18,332
Other notes payable	-	111,319	-	-	-	111,319
Total liabilities	1,687,138	945,597	21,350	11,782	-	2,665,867

Stockholders' equity	1,647,481	1,690,803	60,291	24,118	(1,775,212)	1,647,481

Total liabilities and stockholders' equity	$3,334,619	$2,636,400	$81,641	$35,900	$(1,775,212)	$4,313,348

(a) Prior to August 2005, Beazer Mortgage Corp. (“BMC”) was a guarantor of the Senior Notes and Revolving Credit Facility. Effective August 2005, BMC is no longer a guarantor of the Revolving Credit Facility and effective January 2006, BMC is no longer a guarantor of the Senior Notes.

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
September 30, 2006
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp (a)	Subsidiaries	Adjustments	USA, Inc.
ASSETS
Cash and cash equivalents	$254,915	$(105,158)	$5,664	$7,149	$-	$162,570
Restricted cash	-	4,873	5,000	-	-	9,873
Accounts receivable	-	328,740	4,329	502	-	333,571
Owned inventory	-	3,048,891	-	-	-	3,048,891
Consolidated inventory not owned	-	471,441	-	-	-	471,441
Residential mortgage loans available-for-sale	-	-	92,157	-	-	92,157
Investments in unconsolidated joint ventures	3,093	119,706	-	-	-	122,799
Deferred tax assets	59,345	-	497	-	-	59,842
Property, plant and equipment, net	-	28,454	954	57	-	29,465
Goodwill	-	121,368	-	-	-	121,368
Investments in subsidiaries	1,829,969	-	-	-	(1,829,969)	-
Intercompany	1,250,702	(1,328,310)	52,397	25,211	-	-
Other assets	22,751	74,751	2,419	7,533	-	107,454
Total assets	$3,420,775	$2,764,756	$163,417	$40,452	$(1,829,969)	$4,559,431

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	-	140,902	132	97	-	141,131
Other payables and accrued liabilities	66,296	456,706	9,166	14,846	-	547,014
Intercompany	(1,959)	-	-	1,959	-	-
Obligations related to consolidated inventory not owned	-	330,703	-	-	-	330,703
Senior notes (net of discounts of $3,578)	1,551,422	-	-	-	-	1,551,422
Junior subordinated notes	103,093	-	-	-	-	103,093
Warehouse line	-	-	94,881	-	-	94,881
Other notes payable	-	89,264	-	-	-	89,264
Total liabilities	1,718,852	1,017,575	104,179	16,902	-	2,857,508

Stockholders' equity	1,701,923	1,747,181	59,238	23,550	(1,829,969)	1,701,923

Total liabilities and stockholders' equity	$3,420,775	$2,764,756	$163,417	$40,452	$(1,829,969)	$4,559,431

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Income Information
Three Months Ended December 31, 2006
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	Adjustments	USA, Inc.

Total revenue	$-	$795,045	$9,939	$1,422	$(3,392)	$803,014

Home construction and land sales expenses	20,115	645,259	-	-	(3,392)	661,982
Inventory impairments and option contract abandonments	1,339	118,584	-	-	-	119,923
Gross profit	(21,454)	31,202	9,939	1,422	-	21,109
Selling, general and administrative expenses	-	107,094	7,758	516	-	115,368
Operating (loss) income	(21,454)	(75,892)	2,181	906	-	(94,259)
Equity in (loss) of unconsolidated joint ventures	-	(2,360)	-	-	-	(2,360)
Royalty and management fee expense	-	567	(567)	-	-	-
Other income, net	-	1,923	70	-	-	1,993
(Loss) income before income taxes	(21,454)	(75,762)	1,684	906	-	(94,626)
(Benefit) provision for income taxes	(8,045)	(28,544)	631	338	-	(35,620)
Equity in income of subsidiaries	(45,597)	-	-	-	45,597	-
Net (loss) income	$(59,006)	$(47,218)	$1,053	$568	$45,597	$(59,006)

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Income Information
Three Months Ended December 31, 2005
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	Adjustments	USA, Inc.

Total revenue	$-	$1,092,904	$10,978	$1,734	$-	$1,105,616
Home construction and land sales expenses	18,175	819,042	-	-	(7,358)	829,859
Inventory impairments and option contract abandonments	-	2,927	-	-	-	2,927
Gross profit	(18,175)	270,935	10,978	1,734	7,358	272,830
Selling, general and administrative expenses	-	121,915	10,683	480	-	133,078
Operating income	(18,175)	149,020	295	1,254	7,358	139,752
Equity in income of unconsolidated joint ventures	-	352	-	-	-	352
Royalty and management fee expense	20,626	(20,453)	(173)	-	-
Other income, net	-	4,103	-	-	-	4,103
Income before income taxes	2,451	133,022	122	1,254	7,358	144,207
Provision for income taxes	923	50,083	46	472	2,770	54,294
Equity in income of subsidiaries	88,385	-	-	-	(88,385)	-
Net income (loss)	$89,913	$82,939	$76	$782	$(83,797)	$89,913

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Cash Flows Information
Three Months Ended December 31, 2006
(in thousands)

			Beazer		Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	USA, Inc.
Net cash (used in)/provided by operating activities	$(79,916)	$81,828	$72,471	$(3,085)	$71,298

Cash flows from investing activities:
Capital expenditures	-	(2,558)	(124)	-	(2,682)
Investments in unconsolidated joint ventures	-	(8,723)	-	-	(8,723)
Changes in restricted cash	-	174	5,000	-	5,174
Distributions from unconsolidated joint ventures	-	886	-	-	886
Net cash (used in) provided by investing activities	-	(10,221)	4,876	-	(5,345)

Cash flows from financing activities:
Borrowings under credit facilities	-	-	61,130	-	61,130
Repayment of credit facilities	-	-	(137,679)	-	(137,679)
Repayment of other notes payable	-	(2,455)	-	-	(2,455)
Debt issuance costs paid	-	-	(70)	-	(70)
Common stock redeemed	(85)	-	-	-	(85)
Proceeds from stock option exercises	3,435	-	-	-	3,435
Tax benefit from stock transactions	1,390	-	-	-	1,390
Dividends paid	(3,904)	-	-	-	(3,904)
Advances to/from subsidiaries	27,303	(28,397)	2,036	(942)	-
Net cash provided by (used in) financing activities	28,139	(30,852)	(74,583)	(942)	(78,238)
(Decrease)/increase in cash and cash equivalents	(51,777)	40,755	2,764	(4,027)	(12,285)
Cash and cash equivalents at beginning of period	254,915	(105,158)	5,664	7,149	162,570
Cash and cash equivalents at end of period	$203,138	$(64,403)	$8,428	$3,122	$150,285

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2005
(in thousands)

			Beazer		Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	USA, Inc.
Net cash (used in)/provided by operating activities	$(91,331)	$(196,230)	$202	$2,184	$(285,175)

Cash flows from investing activities:
Capital expenditures	-	(4,581)	(151)	-	(4,732)
Investments in unconsolidated joint ventures	-	(19,528)	-	-	(19,528)
Distributions from unconsolidated joint ventures	-	1,280	-	-	1,280
Net cash used in investing activities	-	(22,829)	(151)	-	(22,980)

Cash flows from financing activities:
Net change in book overdraft	32,396	-	-	-	32,396
Treasury stock purchases	(67,005)	-	-	-	(67,005)
Repayment of other notes payable	-	(329)	-	-	(329)
Borrowings under revolving credit facility	164,000	-	-	-	164,000
Repayment of revolving credit facility	(114,000)	-	-	-	(114,000)
Proceeds from stock option exercises	6,082	-	-	-	6,082
Tax benefit from stock transactions	6,169	-	-	-	6,169
Dividends paid	(4,107)	-	-	-	(4,107)
Advances to/from subsidiaries	(208,978)	211,247	(140)	(2,129)	-
Net cash provided by (used in) financing activities	(185,443)	210,918	(140)	(2,129)	23,206
(Decrease)/increase in cash and cash equivalents	(276,774)	(8,141)	(89)	55	(284,949)
Cash and cash equivalents at beginning of period	386,423	(90,238)	230	683	297,098
Cash and cash equivalents at end of period	$109,649	$(98,379)	$141	$738	$12,149

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Services: Recognizing the homebuyer's desire to simplify the financing process, we originate mortgages on behalf of our customers through our wholly-owned subsidiary Beazer Mortgage Corporation, or Beazer Mortgage. Beazer Mortgage originates, processes and brokers mortgages to third party investors. Beazer Mortgage also finances certain of our mortgage lending activities with borrowings under a warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors. We also provide title services to our customers in many of our markets.

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

Recent Accounting Pronouncements: In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective beginning in our fiscal year 2008. We are currently evaluating the impact adopting FIN 48 will have on our consolidated financial condition and results of operations.

On November 29, 2006, the FASB ratified EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums. EITF 06-8 states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus requires that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. We are currently evaluating the impact adopting EITF 06-8 will have on our consolidated financial condition and results of operations.

RESULTS OF OPERATIONS:

	Three Months Ended December 31,
($ in thousands)	2006	2005
Revenues:
Homebuilding (a)	$781,996	$1,073,427
Land and lot	12,667	24,955
Financial Services	11,743	10,978
Intercompany elimination	(3,392)	(3,744)
Total	$803,014	$1,105,616

Gross profit:
Homebuilding (b)	$5,302	$262,150
Land and lot	4,064	(298)
Financial Services	11,743	10,978
Total	$21,109	$272,830

(a)
Homebuilding revenues for the three months ended December 31, 2006 include a net change of $27.7 million in revenue deferred in accordance with SFAS 66 for certain homes with mortgages originated by Beazer Mortgage for which the sale of the related mortgage loan to a third-party investor had not been completed as of the balance sheet date.

(b)
Homebuilding gross profit includes $94.7 million and $25.2 million of non-cash, pretax charges related to the inventory impairments and the abandonment of lot option contracts, respectively, for the three months ended December 31, 2006.

	Three Months Ended December 31,
($ in thousands)	2006	2005
Selling, general and administrative (SG&A) expenses:
Homebuilding	$106,855	$122,395
Financial Services	8,513	10,683
Total	$115,368	$133,078

As a percentage of total revenue:
Gross margin	2.6%	24.7%

SG&A - homebuilding	13.3%	11.1%
SG&A - Financial Services	1.1%	1.0%

Revenues: Revenues decreased by 27.4% for the three months ended December 31, 2006 from the same period in the prior year as the number of homes closed decreased by 30.5%, offset slightly by an increase in the average selling price of homes closed of 1.0%. Home closings decreased most significantly in our Florida and Mid-Atlantic regions, and in parts of the West region, most notably in Nevada. Moderation of demand and higher rate of cancellations compared to last year resulted in decreased closings throughout most of our regions.

In addition, we had approximately $12.7 million of land and lot sales in the three months ended December 31, 2006 compared to $25.0 million in the three months ended December 31, 2005 as we continued to review opportunities to minimize underperforming investments and reallocate funds to investments that will optimize overall returns.

New Orders and Backlog: New orders, net of cancellations, decreased 54.1% to 1,779 units during the three month period ended December 31, 2006, compared to 3,872 units for the same period in the prior year related to weaker market conditions resulting in reduced demand and higher cancellations compared to the extremely high number of new orders received in the first quarter of last fiscal year. Specifically, for the quarter ended December 31, 2006, we experienced a cancellation rate of 43% compared to 26% in the same period of the prior year.

The aggregate dollar value of homes in backlog at December 31, 2006 of $1.29 billion decreased 53.5% from $2.78 billion at December 31, 2005, related to a decrease in the number of homes in backlog from 9,276 units at December 31, 2005 to 4,221 units at December 31, 2006. The decrease in the number of homes in backlog across all of our markets is driven primarily by the aforementioned weakness in market and higher rate of cancellations.

Gross Margin: Gross margin for the three months ended December 31, 2006 was 2.6% and was significantly impacted by reduced revenues, a $19.5 million increase in sales incentives as given to customers and non-cash, pretax charges of $25.2 million to abandon land option contracts and $94.7 million of recognized inventory impairments. Gross margin for the three months ended December 31, 2005 was 24.7%.

Selling, General and Administrative Expense: Selling, general and administrative expense (SG&A) totaled $115.4 million and $133.1 million for the three months ended December 31, 2006 and 2005, respectively. The decrease in SG&A expense for the three months ended December 31, 2006 compared to the same period of the prior year related to lower salary expense as a result of the realignment of our overhead structure and lower sales commissions related to decreased revenues. Homebuilding SG&A expense as a percentage of total revenue for the three months ended December 31, 2006 increased to 13.3% from 11.0% in the prior year due to the impact of reduced revenues on fixed overhead expenses.

Segment Analysis ($ in thousands)

	Three Months Ended December 31,
	2006	Change	2005
West
New orders, net	443	(58.8)%	1,076
Closings	729	(27.9)	1,011
Backlog units	889	(70.9)	3,059
Average sales price per home closed	$373.7	4.2	$358.8
Homebuilding revenue	$286,957	(20.9)	$362,780
Land & lot sale revenue	$10,950	88.4	$5,812
Gross profit	$1,983	(97.8)	$91,827
Operating (loss) income	$(26,504)	(141.6)	$63,739

Mid-Atlantic
New orders, net	236	(16.6)	283
Closings	198	(56.3)	453
Backlog units	615	(39.9)	1,023
Average sales price per home closed	$460.5	4.6	$440.4
Homebuilding revenue	$92,228	(53.8)	$199,506
Land & lot sale revenue	$-	N/A	$-
Gross profit	$9,720	(85.5)	$66,884
Operating (loss) income	$(3,251)	(106.6)	$49,501

Florida
New orders, net	93	(85.8)	655
Closings	246	(48.4)	477
Backlog units	355	(75.3)	1,437
Average sales price per home closed	$335.9	10.1	$305.2
Homebuilding revenue	$91,245	(37.3)	$145,581
Land & lot sale revenue	$-	N/A	$-
Gross (loss) profit	$(18,017)	(140.3)	$44,668
Operating (loss) income	$(28,493)	(193.0)	$30,631

	Three Months Ended December 31,
	2006	Change	2005
Southeast
New orders, net	463	(46.9)%	872
Closings	679	(21.6)	866
Backlog units	1,105	(37.2)	1,760
Average sales price per home closed	$222.2	8.8	$204.2
Homebuilding revenue	$154,452	(12.6)	$176,804
Land & lot sale revenue	$677	424.8	$129
Gross profit	$26,970	(25.0)	$35,973
Operating income	$8,434	(47.6)	$16,103

Other homebuilding
New orders, net	544	(44.8)	986
Closings	808	(20.9)	1,022
Backlog units	1,257	(37.1)	1,997
Average sales price per home closed	$192.8	4.4	$184.7
Homebuilding revenue	$157,114	(16.8)	$188,756
Land & lot sale revenue	$1,040	(94.5)	$19,014
Gross profit	$6,324	(76.3)	$26,698
Operating (loss) income	$(15,708)	(2,281.7)	$720

Financial Services
Number of mortgage originations	1,690	(31.2)	2,455
Capture rate	63.5%	-59 bps	64.1%
Revenues	$11,743	7.0	$10,978
Operating income	$3,230	994.9	$295

Homebuilding Regions: Homebuilding revenues decreased for the three months ended December 31, 2006 compared to the same period of the prior year due to decreased closings in the majority of our markets, related to reduced demand and a higher rate of cancellations. Specifically, homebuilding revenues in the West region decreased by 20.9% driven by decreased closings across most of our markets totaling 27.9%. These decreased closings were offset slightly by price increases of 4.2% primarily related to product mix and additional upgrades elected by homeowners. Total revenues in the West region were also impacted by land and lot sales of $11.0 million as we continued to evaluate and reduce our investments to optimize overall returns. Homebuilding revenues in the Mid-Atlantic decreased by 53.8% impacted by decreased closings and increased cancellations driven by excess capacity in the resale markets as investors continued to divest of prior home purchases and potential homebuyers have difficulty selling their existing homes. Home closings in the Florida region decreased by 48.4% due to softening market conditions and increased competition primarily in our Tampa and Jacksonville markets, driving a decrease in revenue of 37.3% for the three months ended December 31, 2006 compared to the comparable period of fiscal 2006. Revenues in our Southeast region decreased 12.6% compared to the prior year, as increased prices impacted by product mix throughout the region partially offset a 21.6% decrease in closings. Revenues in all markets in our Other homebuilding region decreased, with the exception of Texas, due to decreased closings.

The decrease in gross profit and operating income across all regions is primarily due to softer market conditions, increase in sales incentives, and the impact of charges related to inventory impairments and the abandonment of certain option contracts. Total charges for inventory impairments and abandonments by segment were as follow: $52.5 million in the West, $6.9 million in the Mid-Atlantic, $42.3 million in Florida, $2.9 million in the Southeast and $14.0 million in Other homebuilding.

Financial Services: Our capture rate (the percentage of mortgages we originate as a percentage of homes closed) of mortgages originated for customers of our homebuilding business, which is the most significant source of revenue in this segment, remained relatively flat for the three months ended December 31, 2006 compared to December 31, 2005. All costs related to Financial Services are included in selling, general and administrative expenses. Operating income for Financial Services increased for the three months ended December 31, 2006 from the comparable period of 2005 due primarily to increased Title Services operating profit.

Corporate and unallocated: Corporate and unallocated costs totaled $32.0 million and $21.2 million for the three months ended December 31, 2006 and 2005, respectively. The increase in corporate and unallocated costs relates primarily to a reduction in capitalized inventory costs due to lower inventories and costs incurred.

Income Taxes: Our effective tax rate was 37.64% for the three months ended December 31, 2006 and 37.65% for the three months ended December 31, 2005.

FINANCIAL CONDITION AND LIQUIDITY:

Our sources of cash liquidity include, but are not limited to, cash from operations, amounts available under credit facilities, proceeds from senior notes and other bank borrowings, the issuance of equity securities and other external sources of funds. Our short-term and long-term liquidity depend primarily upon our level of net income, working capital management (accounts receivable, accounts payable and other liabilities) and bank borrowings. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures and working capital requirements, scheduled debt and dividend payments, and interest and tax obligations for the next twelve months. However, any material variance of our operating results or land acquisitions from our projections or investments in or acquisitions of businesses could require us to obtain additional equity or debt financing. We plan to use cash generated to invest in growing the business, to fund land acquisitions and operations, pay dividends and to repurchase our common stock. We will continue to fund our share repurchase program (discussed further below) by limiting or curtailing operations in underperforming markets while reinvesting in higher margin markets. We will also continue to evaluate our prospects in future months and may walk away from additional properties and option contracts depending upon the health of the market in general, and locally. However, at this time we believe that as of December 31, 2006, we have accrued for all known impairments and abandonments.

At December 31, 2006, we had cash of $155.0 million, compared to $172.4 million at September 30, 2006. The decrease in cash was primarily due to net repayments of our Warehouse Line and decreases in other payables and accrued liabilities, both related to a lower number of closings and new orders, net of cancellations. Our net cash provided by operating activities for the quarter ended December 31, 2006 was $71.3 million compared to a net use of funds of $285.2 million in the same period of fiscal 2005 due to strong sales in the prior year which drove the increases in inventory.

Net cash used in investing activities was $5.3 million for the three months ended December 31, 2006 compared to $23.0 million for the same period of fiscal 2006, as we continued to invest in unconsolidated joint ventures, albeit to a lesser extent, to support our land acquisition strategy.

Net cash used in financing activities was $78.2 million for the three months ended December 31, 2006 related primarily to the net repayments of the Warehouse Line due to the reduction in new orders and the related new originations. Net cash provided by financing activities was $23.2 million for the three months ended December 31, 2005 as proceeds from stock option exercises, increased book overdrafts and net borrowings under our Revolving Credit Facility more than offset $67.0 million of common stock repurchases.

At December 31, 2006 we had the following borrowings (in thousands):

	Maturity Date	Amount
Warehouse Line	January 2007	$18,332
Revolving Credit Facility	August 2009	-
8 5/8% Senior Notes*	May 2011	200,000
8 3/8% Senior Notes*	April 2012	350,000
6 1/2% Senior Notes*	November 2013	200,000
6 7/8% Senior Notes*	July 2015	350,000
8 1/8% Senior Notes*	June 2016	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000
Junior Subordinated Notes	July 2036	103,093
Other Notes Payable	Various Dates	111,319
Unamortized debt discounts		(3,457)
Total		$1,784,287

* Collectively, the "Senior Notes"

Warehouse Line - Effective January 11, 2006, Beazer Mortgage entered into a 364-day credit agreement with a number of banks to fund the origination of residential mortgage loans (the “Warehouse Line”). The Warehouse Line provides for a maximum available borrowing capacity of $250 million to $350 million based on commitment periods, as defined in the Warehouse Line, and is secured by certain mortgage loan sales and related property. The Warehouse Line is not guaranteed by Beazer Homes or any of our subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility. Beginning in the second quarter of fiscal 2006, Beazer Mortgage finances a portion of its mortgage lending activities with borrowings under the Warehouse Line. Borrowings under the Warehouse Line were $18.3 million and bore interest at 6.3% per annum as of December 31, 2006. Beazer Mortgage had a pipeline of loans in process of approximately $729 million as of December 31, 2006 which may be financed either through the Warehouse Line or with third party investors. The Warehouse Line contains various operating and financial covenants. The Company was in compliance with such covenants at December 31, 2006. We are currently in the process of and anticipate entering into another 364-day credit agreement prior to the expiration of this extension.

Revolving Credit Facility - In August 2005, we entered into a new four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks which was expanded in June 2006 to $1 billion and which matures in August 2009. Our former credit facility included a $550 million four-year revolving credit facility and a $200 million four-year term loan which would have matured in June 2008. The Revolving Credit Facility, which replaced our former credit facility, includes a $50 million swing line commitment. We have the option to elect two types of loans under the Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Revolving Credit Facility). The Revolving Credit Facility contains various operating and financial covenants. We were in compliance with such covenants at December 31, 2006. Substantially all of our significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 11 to the unaudited condensed consolidated financial statements).

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable. At December 31, 2006, we had available borrowings of $324.2 million under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility at December 31, 2006 or September 30, 2006.

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

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At December 31, 2006, under the most restrictive covenants of each indenture, approximately $185.5 million of our retained earnings was available for cash dividends and for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

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

Other Notes - We periodically acquire land through the issuance of notes payable. As of December 31, 2006 and September 30, 2006, we had outstanding notes payable of $111.3 million and $89.3 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 6.75% to 10.00% at December 31, 2006. These notes are secured by the real estate to which they relate.

There have been no material changes to our long-term debt and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2006.

Stock Repurchases and Dividends Paid - On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE, or in privately negotiated transactions. We did not repurchase any shares in the open market during the quarter ended December 31, 2006. During the three months ended December 31, 2005, we repurchased 1.0 million shares for an aggregate purchase price of $67.0 million or approximately $66 per share pursuant to the plan. At December 31, 2006, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan.

For the three months ended December 31, 2006 and 2005, we paid quarterly cash dividends of $0.10 per common share, or a total of approximately $3.9 million in 2006 and $4.1 million in 2005.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments - We attempt to control half or more of our land supply through option contracts. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our unaudited condensed consolidated balance sheets in other payables and accrued liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $358.0 million at December 31, 2006. This amount includes non-refundable letters of credit of approximately $42.2 million. The total remaining purchase price, net of cash deposits, committed under all options was $2.2 billion as of December 31, 2006. Only $23.9 million of total remaining purchase price under such options contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.

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

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIE”s) under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our condensed consolidated balance sheets at December 31, 2006 and September 30, 2006 reflect consolidated inventory not owned of $573.8 million and $471.4 million, respectively. We consolidated $168.2 million and $146.6 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of December 31, 2006 and September 30, 2006, respectively. In addition, as of December 31, 2006 and September 30, 2006, we recorded $405.6 million and $324.8 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements for which our deposits and pre-acquisition development costs exceeded certain thresholds. Obligations related to consolidated inventory not owned totaled $390.1 million at December 31, 2006 and $330.7 million at September 30, 2006. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our condensed consolidated balance sheets include investments in joint ventures totaling $128.2 million and $122.8 million at December 31, 2006 and September 30, 2006, respectively.

Our joint ventures typically obtain secured acquisition and development financing. At December 31, 2006, our unconsolidated joint ventures had borrowings outstanding totaling $758.9 million. In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At December 31, 2006, we had a repayment guarantee of $12.4 million and limited maintenance guarantees of $25.1 million related to certain of our unconsolidated joint ventures’ debt (see Note 4 to the unaudited condensed consolidated financial statements for additional information regarding our joint ventures and related guarantees).

CRITICAL ACCOUNTING POLICIES:

As discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2006, some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters and relate to inventory valuation, goodwill, homebuilding revenues and costs and warranty reserves. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. There have been no material changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended September 30, 2006.

OUTLOOK:

The current market environment continues to be characterized by weak demand, with heavy discounting required to drive meaningful sales volume. While this could improve as the year progresses, we currently believe that the low end of our previously announced outlook of 12,000 - 13,500 closings is now a more reasonable target in fiscal 2007. At this level of closings and the current conditions in the marketplace, we currently expect fiscal 2007 diluted earnings per share to be in the range of $1.25 - $1.50 prior to any impact of inventory impairments and abandonment of land option contracts. After consideration of the $119.9 million ($75.0 million after-tax) impairment and abandonment charge recorded in the first quarter of fiscal 2007, we currently expect fiscal 2007 diluted loss per share to be in the range of -$0.70 to -$0.43.

During this period, we will focus on maintaining balance sheet strength, continue to reduce costs, and maximize our financial resources to better position the Company to take advantage of those opportunities that will arise when conditions stabilize. Steps taken to date to align our cost structure with the current environment are consistent with our goal to be in the top quartile of our peer group with respect to margins and returns.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the sections captioned “Outlook” and “Financial Condition and Liquidity.” Additional information about factors that could lead to material changes in performance is contained in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended September 30, 2006. Such factors may include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of December 31, 2006, we had $110.0 million of variable rate debt outstanding. Based on our average outstanding borrowings under our variable rate debt at December 31, 2006, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by approximately $1.1 million.

Item 4. Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Further our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding the required disclosure.

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of December 31, 2006, no monetary penalties have been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

In June 2006, we received an Administrative Order issued by the New Jersey Department of Environmental Protection alleging certain violations of a wetlands disturbance permit with respect to a project in New Jersey, and assessing a proposed fine of $630,000. We met with the Department to discuss their concerns and requested a hearing on the matter which has not yet been scheduled. We believe that we have significant defenses to the alleged violations and intend to contest the agency’s findings and the proposed fine.

In August 2006, we received an Administrative Order issued by the New Jersey Department of Environmental Protection alleging certain violations of a wetlands disturbance permit with respect to a second project in New Jersey, and assessing a proposed fine of $678,000. We met with the Department to discuss their concerns and requested a hearing on the matter which has not yet been scheduled. We believe that we have significant defenses to the alleged violations and intend to contest the agency’s findings and the proposed fine.

We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions, most relating to construction defects, moisture intrusion and related mold claims and product liability. Certain of the liabilities resulting from these actions are covered in whole or part by insurance. In our opinion, based on its current assessment, the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.  Exhibits

(a)	Exhibits:
10.1	Letter Amendment Agreement dated December 15, 2006 between the Registrant and JPMorgan Chase Bank, as administrative agent
31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc

Date: January 26, 2007	By:	/s/ James O’Leary
James O’Leary
Executive Vice President and Chief Financial Officer

.