Form 10-Q
period 2007-03-31
BEAZER HOMES USA INC
filed 2007-04-26
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  001-12822

BEAZER HOMES USA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	58-2086934
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification no.)

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Class	Outstanding at April 20, 2007
Common Stock, $0.001 par value	39,102,650 shares

BEAZER HOMES USA, INC.
FORM 10-Q

The Company’s Audit Committee is performing an independent internal review as described in Part II, Item 1 of this report. As a result, the financial information in this report has not been reviewed by the Company’s independent registered public accounting firm as required by Section 10-01(d) of Regulation S-X.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
The Company’s Audit Committee is performing an independent internal review as described in Part II, Item 1 of this report. As a result, the financial information in this report has not been reviewed by the Company’s independent registered public accounting firm as required by Section 10-01(d) of Regulation S-X.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2007	September 2006
ASSETS
Cash and cash equivalents	$218,841	$162,570
Restricted cash	5,641	9,873
Accounts receivable	66,093	333,571
Inventory
Owned inventory	2,909,285	3,048,891
Consolidated inventory not owned	462,296	471,441
Total inventory	3,371,581	3,520,332
Residential mortgage loans available-for-sale	10,337	92,157
Investments in unconsolidated joint ventures	128,355	122,799
Deferred tax assets	110,864	59,842
Property, plant and equipment, net	25,936	29,465
Goodwill	121,368	121,368
Other assets	132,008	107,454
Total assets	$4,191,024	$4,559,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$87,294	$141,131
Other payables and accrued liabilities	402,493	547,014
Obligations related to consolidated inventory not owned	335,629	330,703
Senior notes (net of discounts of $3,302 and $3,578, respectively)	1,531,698	1,551,422
Junior subordinated notes	103,093	103,093
Warehouse line	9,350	94,881
Other notes payable	118,332	89,264
Total liabilities	2,587,889	2,857,508

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $.001 per share, 80,000,000 shares authorized, 42,532,520 and 42,318,098 issued and 39,100,752 and 38,889,554 outstanding, respectively)	43	42
Paid-in capital	539,628	528,376
Retained earnings	1,253,057	1,362,958
Treasury stock, at cost (3,431,768 and 3,428,544 shares, respectively)	(189,593)	(189,453)
Total stockholders’ equity	1,603,135	1,701,923
Total liabilities and stockholders’ equity	$4,191,024	$4,559,431

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Total revenue	$826,295	$1,269,091	$1,629,309	$2,374,707
Home construction and land sales expenses	701,029	944,992	1,363,011	1,774,851
Inventory impairments and option contract abandonments	79,854	9,604	199,777	12,531
Gross profit	45,412	314,495	66,521	587,325

Selling, general and administrative expenses	109,729	149,793	225,097	282,871
Operating (loss) income	(64,317)	164,702	(158,576)	304,454
Equity in (loss) income of unconsolidated joint ventures	(7,692)	330	(10,052)	682
Other income, net	2,694	1,582	4,687	5,685
(Loss) income before income taxes	(69,315)	166,614	(163,941)	310,821
(Benefit) provision for income taxes	(26,226)	62,263	(61,846)	116,557
Net (loss) income	$(43,089)	$104,351	$(102,095)	$194,264

Weighted average number of shares:
Basic	38,427	40,442	38,353	40,703
Diluted	38,427	45,066	38,353	45,395

Net (loss) income per common share:
Basic	$(1.12)	$2.58	$(2.66)	$4.77
Diluted	$(1.12)	$2.35	$(2.66)	$4.34

Cash dividends per share	$0.10	$0.10	$0.20	$0.20

See Notes to Unaudited Condensed Consolidated Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(102,095)	$194,264
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,002	5,061
Stock-based compensation expense	3,927	5,981
Inventory impairments and option contract abandonments	199,777	12,531
Deferred income tax (benefit) provision	(51,022)	11,014
Tax benefit from stock transactions	(3,219)	(6,893)
Equity in loss (income) of unconsolidated joint ventures	10,052	(682)
Distributions from earnings in unconsolidated joint ventures	2,326	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	267,478	35,216
Increase in inventory	(12,140)	(481,675)
Decrease (increase) in residential mortgage loans available-for-sale	81,820	(27,775)
Increase in other assets	(24,235)	(22,437)
(Decrease) increase in trade accounts payable	(53,837)	9,056
Decrease in other liabilities	(141,875)	(79,560)
Other changes, net	1,354	217
Net cash provided by (used in) operating activities	183,313	(345,682)
Cash flows from investing activities:
Capital expenditures, net	(1,988)	(7,335)
Investments in unconsolidated joint ventures	(16,906)	(36,668)
Changes in restricted cash	4,232	—
Distributions from unconsolidated joint ventures	1,196	2,911
Net cash used in investing activities	(13,466)	(41,092)
Cash flows from financing activities:
Borrowings under credit facilities	91,258	699,469
Repayment of credit facilities	(176,789)	(534,812)
Repayment of other notes payable	(6,445)	(5,354)
Repurchase of senior notes	(20,563)	—
Debt issuance costs	(319)	(871)
Treasury stock purchases	—	(133,207)
Common stock redeemed	(140)	—
Proceeds from stock option exercises	4,009	6,574
Tax benefit from stock transactions	3,219	6,893
Dividends paid	(7,806)	(8,250)
Net change in book overdraft	—	74,417
Net cash (used in) provided by financing activities	(113,576)	104,859
Increase (decrease) in cash and cash equivalents	56,271	(281,915)
Cash and cash equivalents at beginning of period	162,570	297,098
Cash and cash equivalents at end of period	$218,841	$15,183
Supplemental cash flow information:
Interest paid	$69,085	$53,818
Income taxes paid	$14,690	$108,900
Supplemental disclosures of non-cash activities:
Increase in consolidated inventory not owned	$4,926	$78,258
Increase in inventory financed through notes payable	$35,513	$32,595

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

The Company’s Audit Committee is performing an independent internal review as described in Part II, Item 1 of this report. As a result, the financial information in this report has not been reviewed by the Company’s independent registered public accounting firm as required by Section 10-01(d) of Regulation S-X.

(2)   Summary of Significant Accounting Policies

A discussion of our significant accounting policies other than as discussed below is included in the notes to the consolidated financial statements included in Beazer Homes’ Consolidated Financial Statements for the fiscal year ended September 30, 2006 as filed with the Securities and Exchange Commission in the 2006 Annual Report.

Stock-Based Compensation
In the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) SFAS 123R, Share-Based Payment. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after October 1, 2005, as well as to the unvested portion of awards outstanding as of October 1, 2005. We use the Black-Scholes model to value new stock-settled appreciation rights (“SSARs”) and stock option grants under SFAS 123R and applied the “modified prospective method” for existing grants which requires us to value the grants made prior to our adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation cost as a financing cash inflow and an operating cash outflow. Nonvested stock granted to employees is valued based on the market price of the common stock on the date of the grant. Performance based, nonvested stock granted to employees is valued using the Monte Carlo valuation method.

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as an expense using the straight-line method over the vesting period. Unrecognized compensation cost related to nonvested stock is included in paid-in capital in accordance with SFAS 123R. As of March 31, 2007, there was $22.3 million of total unrecognized compensation cost related to nonvested stock. That cost is expected to be recognized over a weighted average period of 3.9 years. For the three months and six months ended March 31, 2007, our total stock-based compensation expense was approximately $200,000 ($62,000 net of tax) and $3.9 million ($2.7 million net of tax), respectively.

Stock compensation expense for the quarter ended March 31, 2007 includes the reversal of approximately $2.8 million of previously recorded stock compensation expense as a result of unvested stock-based award forfeitures. The following table summarizes nonvested stock awards as of March 31, 2007, as well as activity for the three and six months then ended.

	Three Months Ended March 31, 2007		Six Months Ended March 31, 2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	1,054,738	$50.15	974,457	$50.66
Granted	53,496	36.29	181,554	42.06
Vested	(4,500)	44.35	(23,622)	48.41
Forfeited	(183,580)	52.80	(212,235)	51.42
End of period	920,154	$48.85	920,154	$48.85

In addition, during the three months and six months ended March 31, 2007, employees surrendered 1,261 and 3,224 shares, respectively, to the Company in payment of minimum tax obligations upon the vesting of nonvested stock under our stock incentive plans. During the three and six months ended March 31, 2007, we valued the stock at the market price on the date of surrender for an aggregate value of approximately $55,000 and $140,000, or approximately $43.51 and $43.33 per share, respectively.

The fair value of each option or SSAR grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected life of options and SSARs granted are generally computed using the mid-point between the vesting period and contractual life of the awards granted. Expected volatilities are based on the historical volatility of the Beazer Homes’ stock and other factors. Expected discrete dividends of $0.10 per quarter are assumed in lieu of a continuously compounding dividend yield.

The following table summarizes stock options and SSARs outstanding as of March 31, 2007 as well as activity during the three and six months then ended:
	Three Months Ended		Six Months Ended
	March 31, 2007		March 31, 2007
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	1,817,309	$48.71	2,135,572	$43.82
Granted	273,888	43.07	273,888	43.07
Exercised	(17,394)	32.96	(297,501)	13.47
Forfeited	(196,004)	64.47	(234,160)	60.95
Outstanding at end of period	1,877,799	$46.39	1,877,799	$46.39
Exercisable at end of period	637,608	$26.24	637,608	$26.24

At March 31, 2007, the weighted-average remaining contractual life for all options and SSARs outstanding and currently exercisable was 5.05 years and 4.72 years, respectively. At March 31, 2007, the aggregate intrinsic value of both stock options outstanding and stock options exercisable was $2.7 million. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option.) The intrinsic value of stock options exercised during the three and six months ended March 31, 2007 was approximately $14,300 and $8.6 million.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of April 30 or more frequently if an event occurs or circumstances indicate that the asset might be impaired. As a result of inventory impairments discussed in Note 3, we analyzed the estimated fair value of certain of our reporting units with goodwill as of March 31, 2007. Based on our analysis, we determined that goodwill for these reporting units was not impaired as of March 31, 2007. We will perform our annual goodwill impairment test for all reporting units as of April 30, 2007.

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

On November 29, 2006, the FASB ratified EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums. EITF 06-8 states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus requires that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning in our fiscal year 2008. We are currently evaluating the impact adopting EITF 06-8 will have on our consolidated financial condition and results of operations.

(3) Inventory

	March 31,	September 30,
(in thousands)	2007	2006
Homes under construction	$1,186,280	$1,368,056
Development projects in progress	1,647,947	1,623,819
Unimproved land held for future development	12,095	12,213
Model homes	62,963	44,803
Consolidated inventory not owned	462,296	471,441
	$3,371,581	$3,520,332

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 717 ($168.3 million) and 1,197 ($257.9 million) completed homes that were not subject to a sales contract, not including model homes, at March 31, 2007 and September 30, 2006, respectively.

Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

Consistent with our accounting policy described in our 2006 Annual Report, housing projects, development projects in progress and unimproved land held for future development (components of inventory) were reviewed this quarter for recoverability as a result of continuing difficult market conditions in the homebuilding industry. Most markets across the country continue to experience lower levels of demand, significant competition and discounting coupled with higher levels of inventory. In response to these market conditions, we discounted prices and/or offered other incentives to buyers in certain communities with an objective to reduce inventory and generate cash flow. Based on these events and our analysis we determined that the carrying amount of certain of our inventory assets exceeded its estimated fair value. We estimated fair value using a discounted cash flow methodology. As a result, during the three and six months ended March 31, 2007, we incurred $60.8 million and $155.5 million, respectively, of non-cash pretax charges related to inventory impairments.

We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included on the Company’s unaudited condensed consolidated balance sheets in other payables and accrued liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable pre-acquisition development costs incurred, which aggregated approximately $302.5 million at March 31, 2007. This amount includes letters of credit of approximately $42.4 million. Total remaining purchase price, net of cash deposits, committed under all options was $2.1 billion at March 31, 2007. $16.2 million of total remaining purchase price under such options contain specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations. We incurred non-cash pretax charges related to the abandonment of lot option agreements and write-off of option deposits and other pre-acquisition costs of $19.1 million and $44.2 million for the three months ended March 31, 2007 and charges of $8.8 million and $11.7 million for the three and six months ended March 31, 2006, respectively.

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

We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our unaudited condensed consolidated balance sheets at March 31, 2007 and September 30, 2006 reflect consolidated inventory not owned of $462.3 million and $471.4 million, respectively. We consolidated $143.8 million and $146.6 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of March 31, 2007 and September 30, 2006, respectively. In addition, as of March 31, 2007 and September 30, 2006, we recorded $318.5 million and $324.8 million, respectively, of land under the caption consolidated inventory not owned related to lot option agreements for which our deposits and pre-acquisition development costs exceeded certain thresholds. Obligations related to consolidated inventory not owned totaled $335.6 million at March 31, 2007 and $330.7 million at September 30, 2006. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid and other pre-acquisition costs incurred under the option agreements.

(4) Investments in and Advances to Unconsolidated Joint Ventures

We participate in a number of land development joint ventures in which Beazer Homes has less than a controlling interest. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. We recognize our share of profits from the sale of lots to other buyers. Our share of profits from lots purchased from the joint ventures are deferred and treated as a reduction of the cost of the land purchased from the joint venture. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer. During the quarter ended March 31, 2007, we wrote down our investment in two of our Virginia joint ventures reflecting impairments of inventory held within those ventures. The related impairment charge of $7.1 million is recorded in equity in loss of unconsolidated joint ventures in the accompanying Statements of Operations for the three and six months ended March 31, 2007.

Our joint ventures typically obtain secured acquisition and development financing. At March 31, 2007, our unconsolidated joint ventures have borrowings outstanding totaling $788.8 million. In some instances, Beazer Homes and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At March 31, 2007, we had repayment guarantees of $13.0 million and limited maintenance guarantees of $6.3 million related to certain of our unconsolidated joint ventures’ debt. The repayment guarantee requires the repayment of a portion of the debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowings. The limited maintenance guarantees only apply if an unconsolidated joint venture defaults on its loan arrangements and the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. We have not recorded a liability for the non-contingent aspect of these guarantees as such amounts are not material. In assessing the need to record a liability for the contingent aspect of these guarantees, we consider our historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees and the financial condition of the applicable unconsolidated joint ventures. In addition, we monitor the fair value of the collateral of these unconsolidated joint ventures to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. To date, we have not incurred any obligations related to repayment or limited maintenance guarantees. Based on these considerations, we have determined that it is remote that we will have to perform under the contingent aspects of these guarantees and, as a result, have not recorded a liability for the contingent aspects of these guarantees. To the extent the recording of a liability related to such guarantees would be required; the recognition of such liability would result in an increase to the carrying value of our investment in the associated joint venture.

(5) Interest

The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Capitalized interest in inventory, beginning of period	$90,322	$58,769	$76,134	$51,411
Interest incurred and capitalized	35,091	27,903	69,394	53,436
Capitalized interest amortized to cost of sales	(29,427)	(20,542)	(49,542)	(38,717)
Capitalized interest in inventory, end of period	95,986	$66,130	$95,986	$66,130

(6) Earnings Per Share and Stockholders’ Equity

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Basic:
Net (loss) income	$(43,089)	$104,351	$(102,095)	$194,264
Weighted average common shares outstanding	38,427	40,442	38,353	40,703
Basic (loss) earnings per share	$(1.12)	$2.58	$(2.66)	$4.77

Diluted:
Net (loss) income	$(43,089)	$104,351	$(102,095)	$194,264
Interest on convertible debt - net of taxes	—	1,347	—	2,691
Net (loss) income available to common shareholders	$(43,089)	$105,698	$(102,095)	$196,955
Weighted average number of common shares outstanding	38,427	40,442	38,353	40,703
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	—	3,499	—	3,499
Options to acquire common stock	—	439	—	573
Contingent shares (performance based stock)	—	70	—	35
Nonvested restricted stock	—	616	—	585
Diluted weighted average common shares outstanding	38,427	45,066	38,353	45,395
Diluted (loss) earnings per share	$(1.12)	$2.35	$(2.66)	$4.34

Emerging Task Force Issue No. 04-8: The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”) requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Cos”) be included in diluted earnings per share computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price. EITF 04-8 applies to our 4 ⅝% Convertible Senior Notes issued in June 2004. In computing diluted loss per share for the three and six months ended March 31, 2007, common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. Options to purchase 230,653 shares of common stock were not included in the computation of diluted earnings per share for the six months ended March 31, 2006 because their inclusion would have been antidilutive.

In June 2006, the Shareholder Rights Plan adopted in June 1996 by our Board of Directors expired. No rights issued under this plan were redeemed or exercised prior to expiration.

(7) Borrowings

At March 31, 2007 and September 30, 2006 we had the following borrowings (in thousands):

	Maturity Date	March 31, 2007	September 30, 2006
Mortgage Warehouse Line	February 2008	$9,350	$94,881
Revolving Credit Facility	August 2009	—	—
8 5/8% Senior Notes*	May 2011	190,000	200,000
8 3/8% Senior Notes*	April 2012	340,000	350,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior Subordinated Notes	July 2036	103,093	103,093
Other Notes Payable	Various Dates	118,332	89,264
Unamortized debt discounts		(3,302)	(3,578)
Total		$1,762,473	$1,838,660

*	Collectively, the “Senior Notes”

Mortgage Warehouse Line - On January 11, 2006, Beazer Mortgage Corporation (“Beazer Mortgage”), our wholly-owned subsidiary, entered into a 364-day credit agreement with a number of banks to fund the origination of residential mortgage loans (the “Warehouse Line”). Beazer Mortgage amended (the “Second Amendment”) the Warehouse Line to extend the maturity date to February 6, 2008 and to modify the maximum available borrowing capacity to $100 million (expandable to $200 million), subject to compliance with the mortgage loan eligibility requirements as provided in the Second Amendment. The Warehouse Line is secured by certain mortgage loans held for sale and related property and is not guaranteed by Beazer Homes or any of its subsidiaries that are guarantors of the Senior Notes or the Revolving Credit Facility. Beginning in the second quarter of fiscal 2006, Beazer Mortgage finances a portion of its mortgage lending activities with borrowings under the Warehouse Line. Borrowings under the Warehouse Line were $9.4 million and bore interest at 6.3% per annum as of March 31, 2007. Beazer Mortgage had a pipeline of loans in process of approximately $675 million as of March 31, 2007 which may be financed either through the Warehouse Line or with third party investors. The Warehouse Line contains various operating and financial covenants. The Company was in compliance with such covenants at March 31, 2007.

Revolving Credit Facility - In August 2005, we entered into a new four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks which was expanded in June 2006 to $1 billion and which matures in August 2009. The Revolving Credit Facility includes a $50 million swing line commitment. We have the option to elect two types of loans under the Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Revolving Credit Facility). The Revolving Credit Facility contains various operating and financial covenants. We were in compliance with such covenants at March 31, 2007. Substantially all of our significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 11).

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable. At March 31, 2007, we had available borrowings of $232.7 million under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility at March 31, 2007 or September 30, 2006.

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

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At March 31, 2007, under the most restrictive covenants of each indenture, approximately $189.8 million of our retained earnings was available for cash dividends and for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

In March 2007, we voluntarily repurchased $10.0 million of our outstanding 8 5/8% and $10.0 million of our outstanding 8 3/8% Senior Notes on the open market. The aggregate purchase price was $20.6 million, or an average of 102.8% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $562,500 pretax loss included in other (loss) income in the accompanying Statement of Operations. On March 28, 2007, we repurchased an additional $10.0 million of our outstanding 8 5/8% Senior Notes which were cash settled on April 2, 2007 at a purchase price of $9.85 million. Senior Notes purchased by the Company were cancelled on the books of the Senior Notes’ trustee.

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

Other Notes - We periodically acquire land through the issuance of notes payable. As of March 31, 2007 and September 30, 2006, we had outstanding notes payable of $118.3 million and $89.3 million, respectively, primarily related to land acquisitions and land development. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 6.75% to 11.00% at March 31, 2007. These notes are secured by the real estate to which they relate.

(8) Contingencies

United States Attorney Inquiry and Outstanding Litigation- As previously disclosed in our Form 8-K dated March 27, 2007, Beazer Homes received a subpoena from the United States Attorney’s office in the Western District of North Carolina, seeking the production of documents focusing on our mortgage origination services and, together with certain of our subsidiaries and current and former officers, has been named as a defendant in a putative securities class action lawsuit and a putative homeowner class action lawsuit.  The Company has also recently learned that a second putative homeowner class action lawsuit has been filed in South Carolina and that it was named as a nominal defendant in a shareholder derivative complaint filed on April 16, 2007 against certain of our current and former executive officers and directors claiming violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 and breaches of fiduciary duty based on matters related to the Company’s mortgage origination business.  We are cooperating with the United States Attorney and the document production request and intend to vigorously defend each of the lawsuits.  The Audit Committee of the Beazer Homes Board of Directors has initiated an independent internal review of Beazer Homes’ mortgage origination business and related matters and has retained independent legal counsel and an independent financial consultant to assist with that review. The U.S. Attorney inquiry and the related internal review by the Audit Committee and the outstanding lawsuits are in their early stages.  At this time, we cannot predict the outcome of these matters or the length of time it will take to resolve them. For more detailed information see Part II, Item 1. Legal Proceedings of this Form 10-Q.

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

As of March 31, 2007, there were six pending lawsuits related to such complaints received by Trinity. All suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate. Additionally, a class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC. The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004. The settlement class includes, with certain exclusions, the current owners of all Trinity homes that have brick veneer, where the closing of Trinity’s initial sale of the home took place between June 1, 1998 and October 31, 2002. The settlement agreement establishes an agreed protocol and process for assessment and remediation of any external water intrusion issues at the homes which includes, among other things, that the homes will be repaired at Trinity’s expense. The settlement agreement also provides for payment of plaintiffs’ attorneys’ fees and for Trinity to pay an agreed amount for engineering inspection costs for each home for which a claim is filed under the settlement.

Under the settlement, subject to Trinity’s timely performance of the specified assessments and remediation activities for homeowners who file claims, each homeowner releases Trinity, Beazer Homes Investment Corp. and other affiliated companies, including Beazer Homes, from the claims asserted in the class action lawsuit, claims arising out of external water intrusion, claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others. No appeals of the court’s order approving the settlement were received by the court within the timeframe established by the court.  The Company sent out the claims notices on December 17, 2004, and the class members had until February 15, 2005 to file claims. A total of 1,310 valid claims were filed (of the 2,161 total class members), of which 613 complaints had been received prior to our receipt of the claim notices. Class members who did not file a claim by February 15, 2005 are no longer able to file a class action claim under the settlement or pursue an individual claim against Trinity. As of March 31, 2007, we have completed remediation of 1,226 homes related to 1,803 total Trinity claims.

Our warranty reserves at March 31, 2007 and September 30, 2006 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion and mold, including a provision for legal fees. Warranty reserves also include accruals for class action claims received, pursuant to the settlement discussed above, from class members who had not previously contacted Trinity with complaints.

The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred. Homes for which we receive complaints are classified into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.

As of March 31, 2007 and September 30, 2006, we accrued for our estimated cost to remediate homes that we had assessed and assigned to one of the above categories, as well as our estimated cost to remediate those homes for which an assessment had not yet been performed. For purposes of our accrual, we have historically assigned homes not yet assessed to categories based on our expectations about the extent of damage and trends observed from the results of assessments performed to date. In addition, our cost estimation process considers the subdivision of the claimant along with the categorization discussed above. Once a home is categorized, detailed budgets are used as the basis to prepare our estimated costs to remediate such home.

During fiscal 2004, we initiated a program under which we offered to repurchase a limited number of homes from specific homeowners. The program was concluded during the first quarter of fiscal 2005. We repurchased a total of 54 homes under the program. During the six months ended March 31, 2007, the Company sold five of the repurchased homes, bringing the total homes sold to date to 27. The remaining 27 homes were acquired for an aggregate purchase price of $11.6 million. The accrual at March 31, 2007 includes the estimated costs to sell homes that we have repurchased, and our estimated losses on the sale of those homes, if any.

The following accruals at March 31 represent our best estimates of the costs to resolve all asserted complaints associated with Trinity moisture intrusion and related mold issues. We regularly review our estimate of these costs. During the quarter ended March 31, 2007, we adjusted our estimate of these costs and the related accruals based on historical experience in resolving such complaints and reduced our accrual by $6.0 million. Since the commencement of the remediation program, our remediation cost per home has continued to decrease as homes requiring more extensive repairs were addressed first and our internal processes and procedures, including enhanced contractor bid negotiations and inspections, improved as experience gained in addressing these issues has yielded meaningful benefits on a per home basis. Changes in the accrual for Trinity moisture intrusion and related mold issues during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Balance at beginning of period	$45,711	$78,056	$47,704	$80,708
Reductions	(6,000)	(6,500)	(6,000)	(6,500)
Payments	(2,736)	(2,075)	(4,729)	(4,727)
Balance at end of period	$36,975	$69,481	$36,975	$69,481

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

As noted above, our warranty reserves at March 31, 2007 and September 30, 2006 include accruals for Trinity moisture intrusion and related mold issues. Warranty reserves are included in other payables and accrued liabilities in the unaudited condensed consolidated balance sheets. We record reserves covering anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. While we believe that our warranty reserves are adequate, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve.

Changes in our warranty reserves, which include amounts related to the Trinity moisture intrusion and mold issues discussed above, during the period are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Balance at beginning of period	$95,843	$131,805	$101,033	$138,033
Provisions	4,461	5,724	10,658	11,582
Payments	(10,834)	(12,537)	(22,221)	(24,623)
Balance at end of period	$89,470	$124,992	$89,470	$124,992

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

We had performance bonds and outstanding letters of credit of approximately $836.0 million and $95.3 million, respectively, at March 31, 2007 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $58.6 million relating to our land option contracts discussed in Note 3. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

(9) Stock Repurchase Program

On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. We did not repurchase any shares in the open market during the six months ended March 31, 2007. During the six months ended March 31, 2006, we repurchased approximately 2.0 million shares for an aggregate purchase price of $133.2 million or approximately $66 per share pursuant to the plan. At March 31, 2007, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan.

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
	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenue
West	$266,722	$471,854	$564,629	$840,446
Mid-Atlantic	102,366	233,108	194,594	432,614
Florida	106,409	167,769	197,654	313,350
Southeast	183,626	188,969	338,755	365,902
Other homebuilding	159,556	198,755	317,710	406,525
Financial Services	11,226	13,135	22,969	24,113
Intercompany elimination	(3,610)	(4,499)	(7,002)	(8,243)
Consolidated total	$826,295	$1,269,091	$1,629,309	$2,374,707

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Operating (loss) income (a)
West	$(20,607)	$87,242	$(47,111)	$150,981
Mid-Atlantic	(17,221)	53,115	(20,472)	102,616
Florida	6,773	38,256	(21,720)	68,887
Southeast	14,705	10,573	23,139	26,676
Other homebuilding	(16,846)	(7,131)	(32,554)	(6,411)
Financial Services	2,046	2,947	5,276	3,242
Segment operating (loss) income	(31,150)	185,002	(93,442)	345,991
Corporate and unallocated (b)	(33,167)	(20,300)	(65,134)	(41,537)
Total operating (loss) income	(64,317)	164,702	(158,576)	304,454
Equity in (loss) income of unconsolidated joint ventures (e)	(7,692)	330	(10,052)	682
Other income, net	2,694	1,582	4,687	5,685
(Loss) income before income taxes	$(69,315)	$166,614	$(163,941)	$310,821

	March 31, 2007	September 30, 2006
Assets (c)
West	$1,188,983	$1,392,660
Mid-Atlantic	575,327	562,332
Florida	345,919	418,915
Southeast	412,938	433,922
Other homebuilding	542,135	632,437
Financial Services	105,702	205,684
Corporate and unallocated (d)	1,020,020	913,481
Consolidated total	$4,191,024	$4,559,431

(a)
Operating (loss) income for the three and six months ended March 31, 2007 includes $19.1 million and $44.2 million, respectively, of charges related to the abandonment of lot option agreements and $60.8 million and $155.5 million, respectively, of inventory impairments which have been recorded in the segments to which the inventory relates (see Note 3). Total charges for inventory impairments and option contract abandonments by segment during the three and six months ended March 31, 2007 were as follows: $30.1 million and $82.6 million, respectively, in the West, $24.7 million and $31.7 million, respectively, in the Mid-Atlantic, $8.0 million and $50.3 million, respectively, in Florida, $2.9 million and $5.8 million, respectively, in the Southeast and $14.6 million and $28.5 million, respectively, in other homebuilding.

(b)
Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. The three and six months ended March 31 include reductions in the accrual and costs related to the Trinity class action litigation settlement of $6.0 million for 2007 and $6.5 million for 2006.

(c)
Segment assets as of both March 31, 2007 and September 30, 2006 include goodwill assigned from prior acquisitions as follows: $55.5 million in the West, $23.3 million in the Mid-Atlantic, $13.7 million in Florida, $17.6 million in the Southeast and $11.2 million in other homebuilding. There was no change in goodwill from September 30, 2006 to March 31, 2007.

(d)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, and capitalized interest and other corporate items that are not allocated to the segments.

(e)	Equity in (loss) income of unconsolidated joint ventures includes $7.1 million of investment impairment reflecting impairments of inventory held within two of our Virginia ventures.

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

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Balance Sheet Information
March 31, 2007
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$263,868	$(55,666)	$8,351	$2,288	$—	$218,841
Restricted cash	—	5,641	—	—	—	5,641
Accounts receivable	—	64,680	1,247	166	—	66,093
Owned inventory	—	2,909,285	—	—	—	2,909,285
Consolidated inventory not owned	—	462,296	—	—	—	462,296
Residential mortgage loans available-for-sale	—	—	10,337	—	—	10,337
Investments in unconsolidated joint ventures	3,093	125,262	—	—	—	128,355
Deferred tax assets	110,871	—	(7)	—	—	110,864
Property, plant and equipment, net	—	25,044	869	23	—	25,936
Goodwill	—	121,368	—	—	—	121,368
Investments in subsidiaries	1,718,625	—	—	—	(1,718,625)	—
Intercompany	1,158,128	(1,235,296)	51,132	26,036	—	—
Other assets	20,756	102,410	500	8,342	—	132,008
Total assets	$3,275,341	$2,525,024	$72,429	$36,855	$(1,718,625)	$4,191,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	—	87,098	45	151	—	87,294
Other payables and accrued liabilities	39,079	350,922	2,194	10,298	—	402,493
Intercompany	(1,664)	—	—	1,664	—	—
Obligations related to consolidated inventory not owned	—	335,629	—	—	—	335,629
Senior notes (net of discounts of $3,302)	1,531,698	—	—	—	—	1,531,698
Junior subordinated notes	103,093	—	—	—	—	103,093
Warehouse line	—	—	9,350	—	—	9,350
Other notes payable	—	118,332	—	—	—	118,332
Total liabilities	1,672,206	891,981	11,589	12,113	—	2,587,889

Stockholders’ equity	1,603,135	1,633,043	60,840	24,742	(1,718,625)	1,603,135

Total liabilities and stockholders’ equity	$3,275,341	$2,525,024	$72,429	$36,855	$(1,718,625)	$4,191,024

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Balance Sheet Information
September 30, 2006
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$254,915	$(105,158)	$5,664	$7,149	$—	$162,570
Restricted cash	—	4,873	5,000	—	—	9,873
Accounts receivable	—	328,740	4,329	502	—	333,571
Owned inventory	—	3,048,891	—	—	—	3,048,891
Consolidated inventory not owned	—	471,441	—	—	—	471,441
Residential mortgage loans available-for-sale	—	—	92,157	—	—	92,157
Investments in unconsolidated joint ventures	3,093	119,706	—	—	—	122,799
Deferred tax assets	59,345	—	497	—	—	59,842
Property, plant and equipment, net	—	28,454	954	57	—	29,465
Goodwill	—	121,368	—	—	—	121,368
Investments in subsidiaries	1,829,969	—	—	—	(1,829,969)	—
Intercompany	1,250,702	(1,328,310)	52,397	25,211	—	—
Other assets	22,751	74,751	2,419	7,533	—	107,454
Total assets	$3,420,775	$2,764,756	$163,417	$40,452	$(1,829,969)	$4,559,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	—	140,902	132	97	—	141,131
Other payables and accrued liabilities	66,296	456,706	9,166	14,846	—	547,014
Intercompany	(1,959)	—	—	1,959	—	—
Obligations related to consolidated inventory not owned	—	330,703	—	—	—	330,703
Senior notes (net of discounts of $3,578)	1,551,422	—	—	—	—	1,551,422
Junior subordinated notes	103,093	—	—	—	—	103,093
Warehouse line	—	—	94,881	—	—	94,881
Other notes payable	—	89,264	—	—	—	89,264
Total liabilities	1,718,852	1,017,575	104,179	16,902	—	2,857,508

Stockholders’ equity	1,701,923	1,747,181	59,238	23,550	(1,829,969)	1,701,923

Total liabilities and stockholders’ equity	$3,420,775	$2,764,756	$163,417	$40,452	$(1,829,969)	$4,559,431

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Income Information
Three Months Ended March 31, 2007
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$819,075	$9,339	$1,491	$(3,610)	$826,295

Home construction and land sales expenses	25,559	679,080	—	—	(3,610)	701,029
Inventory impairments and option contract abandonments	—	79,854	—	—	—	79,854
Gross profit	(25,559)	60,141	9,339	1,491	—	45,412

Selling, general and administrative expenses	—	101,262	7,976	491	—	109,729
Operating (loss) income	(25,559)	(41,121)	1,363	1,000	—	(64,317)
Equity in loss of unconsolidated joint ventures	—	(7,692)	—	—	—	(7,692)
Royalty and management fee expense	—	532	(532)	—	—	—
Other income, net	—	2,646	48	—	—	2,694
(Loss) income before income taxes	(25,559)	(45,635)	879	1,000	—	(69,315)
(Benefit) provision for income taxes	(9,585)	(17,347)	330	376	—	(26,226)
Equity in loss of subsidiaries	(27,115)	—	—	—	27,115	—
Net (loss) income	$(43,089)	$(28,288)	$549	$624	$27,115	$(43,089)

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Income Information
Three Months Ended March 31, 2006
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Total revenue	$—	$1,258,531	$13,135	$1,924	$(4,499)	$1,269,091

Home construction and land sales expenses	20,542	928,949	—	—	(4,499)	944,992
Inventory impairments and option contract abandonments	—	9,604	—	—	—	9,604
Gross profit	(20,542)	319,978	13,135	1,924	—	314,495

Selling, general and administrative expenses	—	139,153	10,188	452	—	149,793
Operating (loss) income	(20,542)	180,825	2,947	1,472	—	164,702
Equity in income of unconsolidated joint ventures	—	330	—	—	—	330
Royalty and management fee expense	32,423	(31,219)	(1,204)	—	—	—
Other income, net	—	1,601	—	(19)	—	1,582
Income before income taxes	11,881	151,537	1,743	1,453	—	166,614
Provision for income taxes	4,451	56,614	654	544	—	62,263
Equity in income of subsidiaries	96,921	—	—	—	(96,921)	—
Net income (loss)	$104,351	$94,923	$1,089	$909	$(96,921)	$104,351

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Income Information
Six Months Ended March 31, 2007
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Total revenue	$—	$1,614,120	$19,278	$2,913	$(7,002)	$1,629,309

Home construction and land sales expenses	45,674	1,324,339	—	—	(7,002)	1,363,011
Inventory impairments and option contract abandonments	—	199,777	—	—	—	199,777
Gross profit	(45,674)	90,004	19,278	2,913	—	66,521

Selling, general and administrative expenses	—	208,356	15,734	1,007	—	225,097
Operating (loss) income	(45,674)	(118,352)	3,544	1,906	—	(158,576)
Equity in loss of unconsolidated joint ventures	—	(10,052)	—	—	—	(10,052)
Royalty and management fee expense	—	1,099	(1,099)	—	—	—
Other income, net	—	4,569	118	—	—	4,687
(Loss) income before income taxes	(45,674)	(122,736)	2,563	1,906	—	(163,941)
(Benefit) provision for income taxes	(17,128)	(46,393)	961	714	—	(61,846)
Equity in loss of subsidiaries	(73,549)	—	—	—	73,549	—
Net (loss) income	$(102,095)	$(76,343)	$1,602	$1,192	$73,549	$(102,095)

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Income Information
Six Months Ended March 31, 2006
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Total revenue	$—	$2,355,179	$24,113	$3,658	$(8,243)	$2,374,707

Home construction and land sales expenses	38,717	1,744,377	—	—	(8,243)	1,774,851
Inventory impairments and option contract abandonments	—	12,531	—	—	—	12,531
Gross profit	(38,717)	598,271	24,113	3,658	—	587,325

Selling, general and administrative expenses	—	261,068	20,871	932	—	282,871
Operating (loss) income	(38,717)	337,203	3,242	2,726	—	304,454
Equity in income of unconsolidated joint ventures	—	682	—	—	—	682
Royalty and management fee expense	53,049	(51,672)	(1,377)	—	—	—
Other income, net	—	5,704	—	(19)	—	5,685
Income before income taxes	14,332	291,917	1,865	2,707	—	310,821
Provision for income taxes	5,374	109,467	700	1,016	—	116,557
Equity in income of subsidiaries	185,306	—	—	—	(185,306)	—
Net income (loss)	$194,264	$182,450	$1,165	$1,691	$(185,306)	$194,264

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Cash Flows Information
Six Months Ended March 31, 2007
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.	Non-Guarantor Subsidiaries	Consolidated Beazer Homes USA, Inc.
Net cash (used in)/provided by operating activities	$(108,506)	$213,112	$82,450	$(3,743)	$183,313

Cash flows from investing activities:
Capital expenditures, net	—	(1,849)	(139)	—	(1,988)
Investments in unconsolidated joint ventures	—	(16,906)	—	—	(16,906)
Changes in restricted cash	—	(768)	5,000	—	4,232
Distributions from unconsolidated joint ventures	—	1,196	—	—	1,196
Net cash (used in) provided by investing activities	—	(18,327)	4,861	—	(13,466)

Cash flows from financing activities:
Borrowings under credit facilities	—	—	91,258	—	91,258
Repayment of credit facilities	—	—	(176,789)	—	(176,789)
Repayment of other notes payable	—	(6,445)	—	—	(6,445)
Repurchase of senior notes	(20,563)	—	—	—	(20,563)
Debt issuance costs	—	—	(319)	—	(319)
Common stock redeemed	(140)	—	—	—	(140)
Proceeds from stock option exercises	4,009	—	—	—	4,009
Tax benefit from stock transactions	3,219	—	—	—	3,219
Dividends paid	(7,806)	—	—	—	(7,806)
Advances to/from subsidiaries	137,974	(138,082)	1,226	(1,118)	—
Net cash provided by (used in) financing activities	116,693	(144,527)	(84,624)	(1,118)	(113,576)
Increase/(decrease) in cash and cash equivalents	8,187	50,258	2,687	(4,861)	56,271
Cash and cash equivalents at beginning of period	254,915	(105,158)	5,664	7,149	162,570
Cash and cash equivalents at end of period	$263,102	$(54,900)	$8,351	$2,288	$218,841

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Cash Flows Information
Six Months Ended March 31, 2006
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.	Non-Guarantor Subsidiaries	Consolidated Beazer Homes USA, Inc.
Net cash (used in)/provided by operating activities	$2,791	$(325,218)	$(26,285)	$3,030	$(345,682)

Cash flows from investing activities:
Capital expenditures, net	—	(7,095)	(240)	—	(7,335)
Investments in unconsolidated joint ventures	—	(36,668)	—	—	(36,668)
Distributions from unconsolidated joint ventures	—	2,911	—	—	2,911
Net cash used in investing activities	—	(40,852)	(240)	—	(41,092)

Cash flows from financing activities:
Borrowings under credit facilities	663,900	—	35,569	—	699,469
Repayment of credit facilities	(527,300)	—	(7,512)	—	(534,812)
Repayment of other notes payable	—	(5,354)	—	—	(5,354)
Debt issuance costs	—	—	(871)	—	(871)
Treasury stock purchases	(133,207)	—	—	—	(133,207)
Proceeds from stock option exercises	6,574	—	—	—	6,574
Tax benefit from stock transactions	6,893	—	—	—	6,893
Dividends paid	(8,250)	—	—	—	(8,250)
Net change in book overdraft	74,417	—	—	—	74,417
Advances to/from subsidiaries	(356,083)	353,769	5,125	(2,811)	—
Net cash (used in)/provided by financing activities	(273,056)	348,415	32,311	(2,811)	104,859
(Decrease)/increase in cash and cash equivalents	(270,265)	(17,655)	5,786	219	(281,915)
Cash and cash equivalents at beginning of period	386,423	(90,238)	230	683	297,098
Cash and cash equivalents at end of period	$116,158	$(107,893)	$6,016	$902	$15,183

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

In addition, we offer homes in all three categories to the ‘active adult’ market which are targeted to buyers over 55 years of age, in communities with special amenities. Within each product category, we seek to provide exceptional value and to ensure an enjoyable customer experience.

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

On November 29, 2006, the FASB ratified EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums. EITF 06-8 states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus requires that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning in our fiscal year 2008. We are currently evaluating the impact adopting EITF 06-8 will have on our consolidated financial condition and results of operations.

RESULTS OF OPERATIONS:
	Three Months Ended March 31,		Six Months Ended March 31,
($ in thousands)	2007	2006	2006	2006
Revenues:
Homebuilding (a)	$777,140	$1,239,859	$1,559,136	$2,313,286
Land and lot	41,539	20,596	54,206	45,551
Financial Services	11,226	13,135	22,969	24,113
Intercompany elimination	(3,610)	(4,499)	(7,002)	(8,243)
Total	$826,295	$1,269,091	$1,629,309	$2,374,707

	Three Months Ended March 31,		Six Months Ended March 31,
($ in thousands)	2007	2006	2007	2006
Gross profit:
Homebuilding (b)	$36,054	$299,226	$41,356	$561,376
Land and lot	(1,868)	2,134	2,196	1,836
Financial Services	11,226	13,135	22,969	24,113
Total	$45,412	$314,495	$66,521	$587,325

(a)
Homebuilding revenues for the three and six months ended March 31, 2007 include $1.8 million and $29.5 million of net revenue previously deferred in accordance with SFAS 66 for certain homes with mortgages originated by Beazer Mortgage for which the sale of the related mortgage loan to a third-party investor had not been completed as of the balance sheet date. Homebuilding revenue for the three and six months ended March 31, 2006 exclude $9.7 million of revenues deferred in accordance with SFAS 66.

(b)
Homebuilding gross profit for the three and six months ended March 31, 2007 includes $79.9 million and $199.8 million of non-cash, pretax charges related to the inventory impairments and the abandonment of lot option contracts, and approximately $9.6 million and $12.5 million of such charges for the three and six months ended March 31, 2006, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
($ in thousands)	2007	2006	2007	2006
Selling, general and administrative (SG&A) expenses:
Homebuilding	$100,549	$139,605	$207,404	$262,000
Financial Services	9,180	10,188	17,693	20,871
Total	$109,729	$149,793	$225,097	$282,871

As a percentage of total revenue:

Gross margin	5.5%	24.8%	4.1%	24.7%

SG&A - homebuilding	12.2%	11.0%	12.7%	11.0%
SG&A - Financial Services	1.1%	0.8%	1.1%	0.9%

Revenues: Revenues decreased by 34.9% for the three months ended March 31, 2007 from the same period in the prior year due to a 35.8% reduction in the number of homes closed. Continued moderation of demand compared to last year resulted in decreased closings throughout most of our markets. Home closings decreased most significantly in our Florida, Mid-Atlantic and West regions, and in parts of our Southeast region, including certain of our North Carolina and South Carolina markets.

Revenues and homes closed decreased by 31.4% and 33.3%, respectively, for the six months ended March 31, 2007 compared to the same period in the prior year. Home closings decreased in most of our markets, but most significantly in our Florida and Mid-Atlantic regions, and in parts of our Southeast region, including our North Carolina market, and in parts of our West region, including our Arizona, Nevada and certain southern California markets.

As we continued to review opportunities to minimize underperforming investments and reallocate funds to investments that will optimize overall returns, we sold off certain land positions generating revenues from land and lot sales. We had approximately $41.5 million and $54.2 million of land and lot sales in the three and six months ended March 31, 2007 compared to $20.6 million and $45.6 million in the comparable periods of 2006.

New Orders and Backlog: New orders, net of cancellations, decreased modestly by 3.3% to 4,085 units during the three months ended March 31, 2007, compared to 4,224 units for the same period in the prior year. The modest decrease in new orders, despite significantly weaker market conditions in the second quarter of fiscal 2007 as compared with the same period last year, was primarily due to a national promotion campaign, characterized by significant price discounting and sales incentives, during the three months ended March 31, 2007. During the quarter ended March 31, 2007, we experienced a cancellation rate of 29% compared to 33% in the same period of the prior year and 43% for the first quarter of fiscal 2007.

New orders, net of cancellations, decreased to 5,864 units, or 27.6%, during the six months ended March 31, 2007, compared to 8,096 units for the same period in the prior year. New orders decreased throughout all of our regions, but most significantly new orders decreased by 50.2% in our Florida region and 31.2% in our other homebuilding segment compared to the same six-month period in the prior fiscal year. This decrease is due to lower demand and higher cancellations, primarily in the first quarter of fiscal 2007, compared to the high number of new orders received in the six months ended March 31, 2006. The significant decrease in new orders during the six months ended March 31, 2007 was moderated by the relative strength of new orders during the three months ended March 31, 2007 as a result of our national sales promotion. The cancellation rate for the six months ended March 31, 2007 was 34%, an increase compared to the cancellation rates of 30% for the same period in the prior year, primarily due to the high cancellation rate of 43% for the first quarter of fiscal 2007.

The aggregate dollar value of homes in backlog at March 31, 2007 of $1.67 billion decreased 40.2% from $2.79 billion at March 31, 2006, related to a decrease in the number of homes in backlog from 9,227 units at March 31, 2006 to 5,563 units at March 31, 2007. The decrease in the number of homes in backlog across all of our markets is driven primarily by the aforementioned market weakness and higher rate of cancellations.

Gross Margin: Gross margin for the three months ended March 31, 2007 was 5.5% compared to a gross margin of 24.8% for the same period in the prior year. Gross margins for the second quarter continued to be negatively impacted by both higher levels of discounting and reduced revenue volume as compared to the same period a year ago. In addition, we incurred non-cash, pretax charges of $60.8 million for inventory impairments and $19.1 million for the abandonment of certain land option contracts. Gross margin for the quarter ended March 31 also includes a reduction in the accrual and costs related to the Trinity class action litigation settlement of $6.0 million in 2007 and $6.5 million in 2006.

Gross margin for the six months ended March 31, 2007 was 4.1% and was significantly impacted by reduced revenues in certain of our historically higher margin markets, increased sales incentives given to customers, higher levels of discounting and non-cash, pretax charges of $44.2 million to abandon land option contracts and $155.5 million of inventory impairments. Gross margin for the six months ended March 31, 2006 was 24.7%.

Selling, General and Administrative Expense: Selling, general and administrative expense (SG&A) totaled $109.7 million and $225.1 million for the three and six months ended March 31, 2007, and $149.8 million and $282.9 million for the three and six months ended March 31, 2006, respectively. The decrease in SG&A expense for the three and six months ended March 31, 2007 compared to the same periods of the prior year is due to lower salary expense as a result of the realignment of our overhead structure and lower sales commissions related to decreased revenues. Homebuilding SG&A expense as a percentage of total revenue for the three and six months ended March 31, 2007 increased to 12.2% and 12.7%, respectively, from 11.0% for both the three and six months ended March 31, 2006 due to the impact of reduced revenues on fixed overhead expenses.

Segment Analysis ($ in thousands)
	Three Months Ended March 31,			Six Months Ended March 31,
	2007	Change	2006	2007	Change	2006
West
New orders, net	1,054	22.3%	862	1,497	(22.8)%	1,938
Closings	674	(45.9)	1,246	1,403	(37.8)	2,257
Backlog units	1,269	(52.6)	2,675	1,269	(52.6)	2,675
Average sales price per home closed	$348.4	(7.0)	$374.8	$361.6	(1.6)	$367.6
Homebuilding revenue	$233,971	(49.0)	$458,469	$520,928	(36.6)	$821,249
Land & lot sale revenue	$32,751	144.7	$13,385	$43,701	127.6	$19,197
Gross profit	$3,823	(96.9)	$121,711	$5,806	(97.3)	$213,538
Operating (loss) income	$(20,607)	(123.6)	$87,242	$(47,111)	(131.2)	$150,981

Mid-Atlantic
New orders, net	559	8.1	517	795	(0.6)	800
Closings	209	(58.4)	502	407	(57.4)	955
Backlog units	965	(7.0)	1,038	965	(7.0)	1,038
Average sales price per home closed	$454.7	(2.1)	$464.4	$457.5	1.0	$453.0
Homebuilding revenue	$102,366	(56.1)	$233,108	$194,594	(55.0)	$432,614
Land & lot sale revenue	$—	N/A	$—	$—	N/A	$—
Gross (loss) profit	$(5,175)	(107.0)	$73,478	$4,545	(96.8)	$140,362
Operating (loss) income	$(17,221)	(132.4)	$53,115	$(20,472)	(120.0)	$102,616

Florida
New orders, net	441	5.5	418	534	(50.2)	1,073
Closings	349	(34.9)	536	595	(41.3)	1,013
Backlog units	447	(66.1)	1,319	447	(66.1)	1,319
Average sales price per home closed	$307.5	(1.8)	$313.0	$319.2	3.2	$309.3
Homebuilding revenue	$106,409	(36.6)	$167,769	$197,654	(36.9)	$313,350
Land & lot sale revenue	$—	N/A	$—	$—	N/A	$—
Gross profit (loss)	$17,925	(67.0)	$54,331	$(92)	(100.1)	$98,999
Operating income (loss)	$6,773	(82.3)	$38,256	$(21,720)	(131.5)	$68,887

	Three Months Ended March 31,			Six Months Ended March 31,
	2007	Change	2006	2007	Change	2006
Southeast
New orders, net	1,016	(11.5)%	1,148	1,479	(26.8)%	2,020
Closings	729	(20.7)	919	1,408	(21.1)	1,785
Backlog units	1,392	(30.0)	1,989	1,392	(30.0)	1,989
Average sales price per home closed	$240.4	16.9	$205.6	$231.6	13.0	$204.9
Homebuilding revenue	$176,877	(5.8)	$187,865	$331,329	(9.1)	$364,669
Land & lot sale revenue	$6,749	511.3	$1,104	$7,426	502.3	$1,233
Gross profit	$33,243	(7.2)	$35,839	$60,213	(16.2)	$71,812
Operating income	$14,705	39.1	$10,573	$23,139	(13.3)	$26,676

Other homebuilding
New orders, net	1,015	(20.6)	1,279	1,559	(31.2)	2,265
Closings	782	(26.9)	1,070	1,590	(24.0)	2,092
Backlog units	1,490	(32.5)	2,206	1,490	(32.5)	2,206
Average sales price per home closed	$199.8	10.9	$180.2	$196.3	7.6	$182.4
Homebuilding revenue	$157,517	(18.2)	$192,648	$314,631	(17.5)	$381,404
Land & lot sale revenue	$2,039	(66.6)	$6,107	$3,079	(87.7)	$25,121
Gross profit	$4,283	(81.0)	$22,534	$10,607	(78.5)	$49,232
Operating (loss) income	$(16,846)	N/M	$(7,131)	$(32,554)	N/M	$(6,411)

Financial Services
Number of mortgage originations	1,877	(33.4)	2,818	3,567	(32.4)	5,273
Capture rate	68%	3.7	66%	66%	1.4	65%
Revenues	$11,226	(14.5)	$13,135	$22,969	(4.7)	$24,113
Operating income	$2,046	(30.6)	$2,947	$5,276	62.7	$3,242

West: Homebuilding revenues decreased for the three months and six months ended March 31, 2007 compared to the same periods of the prior year due to reduced average sales prices, reduced demand and increased cancellations in the majority of the markets in this segment due to softer market conditions and excess capacity in both the new home and resale markets. For the three and six months ended March 31, 2007, respectively, homebuilding revenues decreased by 49.0% and 36.6%, from the comparable periods of fiscal 2006, driven by decreased closings of 45.9% and 37.8% for the three and six months ended March 31, 2007, respectively. Gross margins were 1.4% and 1.0% for the three and six months ended March 31, 2007, respectively, compared to 25.8% and 25.4% for the comparable periods of fiscal 2006. The decrease in gross margins is primarily due to the impact of inventory impairments and abandonment of certain option contracts, softer market conditions, decreased contribution from lower average sales prices, and increased sales incentives. Total charges for inventory impairments and abandonment of certain option contracts in the West segment were $30.1 million and $82.6 million during the three and six months ended March 31, 2007, respectively. Operating margins were -7.7% and -8.3% for the three and six months ended March 31, 2007, compared to 18.5% and 18.0% for the three and six months ended March 31, 2006, respectively. The decrease in operating margins is primarily due to the aforementioned charges, increased concessions offered to homebuyers and decreased contribution from lower average sales prices.

Mid-Atlantic: Homebuilding revenues in the Mid-Atlantic decreased by 56.1% and 55.0%, driven by decreased closings of 58.4% and 57.4%, for the three and six months ended March 31, 2007, respectively, compared to the same periods of fiscal 2006, due to decreased closings and increased cancellations driven by excess capacity in the resale markets as investors continued to divest of prior home purchases and potential homebuyers continue to experience difficulty selling their existing homes. Gross margins were -5.1% and 2.3% for the three and six months ended March 31, 2007, respectively, compared to 31.5% and 32.4% for the comparable periods of fiscal 2006. Operating margins were -16.8% and -10.5% for the three and six months ended March 31, 2007, compared to 22.8% and 23.7% for the three and six months ended March 31, 2006, respectively. The decrease in gross and operating margins is primarily due to the impact of inventory impairments and abandonment of certain option contracts, softer market conditions, decreased contribution from lower average sales prices, and increased sales incentives. Total charges for inventory impairments and abandonments in the Mid-Atlantic segment were $24.7 million and $31.7 million during the three and six months ended March 31, 2007, respectively.

Florida: Home closings in the Florida region decreased by 34.9% and 41.3% for the three and six months ended March 31, 2007, respectively, compared to the same periods of fiscal 2006, due to softening market conditions, excess capacity and increased competition primarily in our Tampa and Jacksonville markets, driving a decrease in revenue of 36.6% and 36.9% for the three and six months ended March 31, 2007, respectively, compared to the same periods of fiscal 2006. Gross margins were 16.8% and 0% for the three and six months ended March 31, 2007, respectively, compared to 32.4% and 31.6% for the comparable periods of fiscal 2006. The decrease in gross margins is primarily due to the impact of inventory impairments and abandonment of certain option contracts, softer market conditions, decreased contribution from lower average sales prices, and increased sales incentives. Total charges for inventory impairments and abandonments in the Florida segment were $8.0 million and $50.3 million during the three and six months ended March 31, 2007, respectively. Operating margins were 6.4% and -11.0% for the three and six months ended March 31, 2007, respectively, compared to 22.8% and 22.0% for the comparable periods of fiscal 2006 due primarily to the aforementioned charges and decreased contributions from gross margins.

Southeast: Revenues in our Southeast region decreased 5.8% and 9.1% for the three and six months ended March 31, 2007, respectively, compared to the same periods of fiscal 2006, due to decreased closings mitigated by the increase in average sales prices due to changes in product mix. Closings decreased by 20.7% and 21.1% for the three and six months ended March 31, 2007, respectively, compared to the same periods of fiscal 2006. The decrease in closings was driven by higher cancellations, lower demand, increased competition and the start up of new communities. Gross margins were 18.1% and 17.8% for the three and six months ended March 31, 2007, respectively, compared to 19.0% and 19.6% for the comparable periods of fiscal 2006. The decrease in gross margins is primarily due to softer market conditions and the impact of inventory impairments and abandonment of certain option contracts. Total charges for inventory impairments and abandonments in the Southeast segment were $2.9 million and $5.8 million during the three and six months ended March 31, 2007, respectively. Operating margins were 8.0% and 6.8% for the three and six months ended March 31, 2007, respectively, compared to 5.6% and 7.3% for the comparable periods of fiscal 2006. The increase in operating margins for the three months ended March 31, 2007 over the comparable period of 2006 is primarily due to cost control initiatives implemented beginning in the first quarter of fiscal 2007.

Other homebuilding: Revenues in all markets in our other homebuilding region decreased for the three and six months ended March 31, 2007, with the exception of our Houston market, due to decreased closings as a result of softer market conditions and excess capacity in both the new home and resale markets. Gross margins were 2.7% and 3.3% for the three and six months ended March 31, 2007, respectively, compared to 11.3% and 12.1% for the comparable periods of fiscal 2006. Operating margins were -10.6% and -10.2% for the three and six months ended March 31, 2007, respectively, compared to -3.6% and -1.6% for the comparable periods of fiscal 2006. The decrease in gross margins is primarily due to the impact of inventory impairments and abandonment of certain option contracts, softer market conditions, and increased sales incentives. Total charges for inventory impairments and abandonments in the other homebuilding segment were $14.6 million and $28.5 million during the three and six months ended March 31, 2007, respectively.

Financial Services: Our capture rate (the percentage of mortgages we originate as a percentage of homes closed) of mortgages originated for customers of our homebuilding business, which is the most significant source of revenue in this segment, increased slightly for the three and six months ended March 31, 2007 to 68% and 66%, respectively, compared to 66% and 65%, respectively, in the same periods of fiscal 2006. All costs related to Financial Services are included in selling, general and administrative expenses. Operating income for Financial Services decreased for the three months ended March 31, 2007 from the comparable period of 2006 due primarily to a 33.4% decrease in the number of mortgage originations. Operating income for the six months ended March 31, 2007 increased from the prior year due to the inclusion of Title Services in Financial Services beginning in the fourth quarter of fiscal 2006.

Corporate and unallocated: Corporate and unallocated costs totaled $33.2 million and $65.1 million for the three and six months ended March 31, 2007, compared to $20.3 million and $41.5 million for the three and six months ended March 31, 2006, respectively. The increase in corporate and unallocated costs relates primarily to decreased inventories resulting in lower capitalization of inventory related costs.

Income Taxes: Our effective tax rate was 37.8% and 37.7% for the three and six months ended March 31, 2007 and 37.37% and 37.50% for the three and six months ended March 31, 2006, respectively.

FINANCIAL CONDITION AND LIQUIDITY:

Our sources of cash liquidity include, but are not limited to, cash from operations, amounts available under credit facilities, proceeds from senior notes and other bank borrowings, the issuance of equity securities and other external sources of funds. Our short-term and long-term liquidity depend primarily upon our level of net income, working capital management (accounts receivable, accounts payable and other liabilities) and bank borrowings. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures and working capital requirements, scheduled debt and dividend payments, and interest and tax obligations for the next twelve months. However, any material variance of our operating results or land acquisitions from our projections or investments in or acquisitions of businesses could require us to obtain additional equity or debt financing. We plan to use cash generated to invest in growing the business, to fund land acquisitions and operations, pay dividends, and to repurchase our common stock and outstanding Senior Notes as deemed appropriate. When deemed appropriate, we will continue to fund our share repurchase program (discussed further below) by limiting or curtailing operations in underperforming markets while reinvesting in higher margin markets. We will also continue to evaluate our prospects in future months and may walk away from additional properties and option contracts depending upon the health of the market in general, and locally. However, at this time we believe that as of March 31, 2007, we have recorded all known impairments and abandonments.

At March 31, 2007, we had total cash of $224.5 million, compared to $172.4 million at September 30, 2006. The increase in cash was primarily due to lower accounts receivable outstanding and lower inventory purchases, both related to a lower number of closings and new orders, net of cancellations. Our net cash provided by operating activities for the six months ended March 31, 2007 was $183.3 million compared to a net use of funds of $345.7 million in the same period of fiscal 2006 due to strong sales in the prior year which drove increases in inventory.

Net cash used in investing activities was $13.5 million for the six months ended March 31, 2007 compared to $41.1 million for the same period of fiscal 2006, as we continued to fund existing unconsolidated joint ventures through development completion.

Net cash used in financing activities was $113.6 million for the six months ended March 31, 2007 due primarily to the net repayments of the Warehouse Line related to the reduction in new orders and the related new mortgage originations. In addition, we voluntarily repurchased $20.0 million of Senior Notes in the open market during the six months ended March 31, 2007 at a price of $20.6 million. Net cash provided by financing activities was $104.9 million for the six months ended March 31, 2006 as increased book overdrafts and net borrowings under our Revolving Credit Facility and warehouse line of credit more than offset $133.2 million of common stock repurchases.

At March 31, 2007 and September 30, 2006 we had the following borrowings (in thousands):

	Maturity Date	March 31, 2007	September 30, 2006
Mortgage Warehouse Line	February 2008	$9,350	$94,881
Revolving Credit Facility	August 2009	—	—
8 5/8% Senior Notes*	May 2011	190,000	200,000
8 3/8% Senior Notes*	April 2012	340,000	350,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior Subordinated Notes	July 2036	103,093	103,093
Other Notes Payable	Various Dates	118,332	89,264
Unamortized debt discounts		(3,302)	(3,578)
Total		$1,762,473	$1,838,660

*	Collectively, the “Senior Notes”

Mortgage Warehouse Line - On January 11, 2006, Beazer Mortgage Corporation (“Beazer Mortgage”), our wholly-owned subsidiary, entered into a 364-day credit agreement with a number of banks to fund the origination of residential mortgage loans (the “Warehouse Line”). Beazer Mortgage amended (the “Second Amendment”) the Warehouse Line to extend the maturity date to February 6, 2008 and to modify the maximum available borrowing capacity to $100 million (expandable to $200 million), subject to compliance with the mortgage loan eligibility requirements as provided in the Second Amendment. The Warehouse Line is secured by certain mortgage loans held for sale and related property and is not guaranteed by Beazer Homes or any of its subsidiaries that are guarantors of the Senior Notes or the Revolving Credit Facility. Beginning in the second quarter of fiscal 2006, Beazer Mortgage finances a portion of its mortgage lending activities with borrowings under the Warehouse Line. Borrowings under the Warehouse Line were $9.4 million and bore interest at 6.3% per annum as of March 31, 2007. Beazer Mortgage had a pipeline of loans in process of approximately $675 million as of March 31, 2007 which may be financed either through the Warehouse Line or with third party investors.

The Warehouse Line contains various operating and financial covenants. The Company was in compliance with such covenants at March 31, 2007.

Revolving Credit Facility - In August 2005, we entered into a new four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks which was expanded in June 2006 to $1 billion and which matures in August 2009. The Revolving Credit Facility includes a $50 million swing line commitment. We have the option to elect two types of loans under the Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Revolving Credit Facility). The Revolving Credit Facility contains various operating and financial covenants. We were in compliance with such covenants at March 31, 2007. Substantially all of our significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 11 to the unaudited condensed consolidated financial statements).

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable. At March 31, 2007, we had available borrowings of $232.7 million under the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility at March 31, 2007 or September 30, 2006.

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

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At March 31, 2007, under the most restrictive covenants of each indenture, approximately $189.8 million of our retained earnings was available for cash dividends and for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

In March 2007, we voluntarily repurchased $10.0 million of our outstanding 8 5/8% and $10.0 million of our outstanding 8 3/8% Senior Notes in the open market. The aggregate purchase price was $20.6 million, or an average of 102.8% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $562,500 pretax loss included in other (loss) income in the accompanying Statement of Operations. On March 28, 2007, we repurchased an additional $10.0 million of our outstanding 8 5/8% Senior Notes which were cash settled on April 2, 2007 at a purchase price of $9.85 million. Senior Notes repurchased by the Company were cancelled on the books of the Senior Notes’ trustee.

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

Other Notes - We periodically acquire land through the issuance of notes payable. As of March 31, 2007 and September 30, 2006, we had outstanding notes payable of $118.3 million and $89.3 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 6.75% to 11.00% at March 31, 2007. These notes are secured by the real estate to which they relate.

There have been no material changes to our long-term debt and contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2006 other than those discussed above.

Stock Repurchases and Dividends Paid - On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE, or in privately negotiated transactions. We did not repurchase any shares in the open market during the six months ended March 31, 2007. During the six months ended March 31, 2006, we repurchased approximately 2.0 million shares for an aggregate purchase price of $133.2 million or approximately $66 per share pursuant to the plan. At March 31, 2007, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan.

For the six months ended March 31, 2007 and 2006, we paid quarterly cash dividends of $0.10 per common share, or a total of approximately $7.8 million in 2007 and $8.3 million in 2006.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments - We attempt to control half or more of our land supply through option contracts. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the applicable agreements. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our unaudited condensed consolidated balance sheets in other payables and accrued liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $302.5 million at March 31, 2007. This amount includes non-refundable letters of credit of approximately $42.4 million. The total remaining purchase price, net of cash deposits, committed under all options was $2.1 billion as of March 31, 2007. $16.2 million of total remaining purchase price under such options contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.

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

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIE”s) under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our condensed consolidated balance sheets at March 31, 2007 and September 30, 2006 reflect consolidated inventory not owned of $462.3 million and $471.4 million, respectively. We consolidated $143.8 million and $146.6 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of March 31, 2007 and September 30, 2006, respectively. In addition, as of March 31, 2007 and September 30, 2006, we recorded $318.5 million and $324.8 million, respectively, of land under the caption consolidated inventory not owned related to lot option agreements for which our deposits and pre-acquisition development costs exceeded certain thresholds. Obligations related to consolidated inventory not owned totaled $335.6 million at March 31, 2007 and $330.7 million at September 30, 2006. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our condensed consolidated balance sheets include investments in joint ventures totaling $128.4 million and $122.8 million at March 31, 2007 and September 30, 2006, respectively. During the quarter ended March 31, 2007, we wrote down the investment in two of our Virginia joint ventures reflecting impairments of inventory held within those ventures. The related impairment charge of $7.1 million is recorded in equity in loss of unconsolidated joint ventures in the accompanying Statement of Operations.

Our joint ventures typically obtain secured acquisition and development financing. At March 31, 2007, our unconsolidated joint ventures had borrowings outstanding totaling $788.8 million. In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At March 31, 2007, we had a repayment guarantee of $13.0 million and limited maintenance guarantees of $6.3 million related to certain of our unconsolidated joint ventures’ debt (see Note 4 to the unaudited condensed consolidated financial statements for additional information regarding our joint ventures and related guarantees).

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

OUTLOOK:

The current housing market environment continues to be characterized by lower demand and higher inventories, with heavy discounting needed to drive meaningful sales volume. Given current market conditions, and the low visibility as to when conditions may improve, we are not comfortable at this time updating our earnings per share outlook for fiscal 2007 and have withdrawn our previously-issued outlook.

During this period, we will focus on maintaining balance sheet strength, continuing to reduce costs, and maximizing our financial resources to better position the Company to take advantage of those opportunities that will arise when conditions stabilize. Steps taken to date to align our cost structure with the current environment are consistent with our goal to be in the top quartile of our peer group with respect to margins and returns.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the sections captioned “Outlook” and “Financial Condition and Liquidity.” Additional information about factors that could lead to material changes in performance is contained in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended September 30, 2006 and Item 1A. Risk Factors of this quarterly report on Form 10-Q. Such factors may include:

•	economic changes nationally or in local markets;

•	volatility of mortgage interest rates and inflation;

•	increased competition;

•	shortages of skilled labor or raw materials used in the production of houses;

•	increased prices for labor, land and raw materials used in the production of houses;

•	increased land development costs on projects under development;

•	decreased land values underlying land option agreements;

•	the cost and availability of insurance, including the availability of insurance for the presence of mold;

•	the impact of construction defect and home warranty claims;

•	the results of any litigation or government proceedings;

•	a material failure on the part of Trinity Homes LLC to satisfy the conditions of the class action settlement agreement;

•	any delays in reacting to changing consumer preference in home design;

•	terrorist acts and other acts of war;

•	changes in consumer confidence;

•	changes in levels of demand;

•	delays or difficulties in implementing initiatives to reduce production and overhead cost structure;

•	delays in land development or home construction resulting from adverse weather conditions;

•
potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations, or governmental policies and possible penalties for failure to comply with such laws, regulations and governmental policies;

•	the outcome of the U.S. Attorney review and related internal review, the class action lawsuits, derivative claims and similar proceedings

•	changes in accounting policies, standards, guidelines or principles, as may be adopted by regulatory agencies as well as the FASB; or

•	other factors over which the Company has little or no control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of March 31, 2007, we had $106.2 million of variable rate debt outstanding. Based on our average outstanding borrowings under our variable rate debt at March 31, 2007, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by approximately $1.1 million.

Item 4. Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, management, including our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, our Chief Executive Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Further our Chief Executive Officer concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is accumulated and communicated to management including the Chief Executive Officer, in a manner to allow timely decisions regarding the required disclosure.

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

United States Attorney Inquiry. As previously disclosed in our Form 8-K dated March 27, 2007, Beazer Homes and its subsidiary Beazer Mortgage Corporation received a subpoena from the United States Attorney’s office in the Western District of North Carolina, upon application of the Office of Housing and Urban Development, Office of Inspector General, seeking the production of documents focusing on our mortgage origination services. We are cooperating with the United States Attorney and the document production request. The Audit Committee of Beazer Homes’ Board of Directors has initiated an internal review of Beazer Homes’ mortgage origination business and related matters and has retained independent legal counsel and an independent financial consultant to assist with that review.

Securities Class Action. Beazer Homes and certain of our current and former executive officers were named as defendants in a putative class action securities lawsuit filed on March 29, 2007 in the United States District Court for the Northern District of Georgia. Plaintiffs filed this action on behalf of a purported class of purchasers of Beazer Homes’ common stock between July 27, 2006 and March 27, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing materially false and misleading statements regarding our business and prospects because we did not disclose facts related to alleged improper lending practices in our mortgage origination business. Plaintiffs seek an unspecified amount of compensatory damages. At this time, we have found no evidence to support the allegations and intend to vigorously defend the Company.

Derivative Shareholder Action. Certain of Beazer Homes’ current and former executive officers and directors were named as defendants in a derivative shareholder suit filed on April 16, 2007 in the United States District Court for the Northern District of Georgia. The complaint also names Beazer Homes as a nominal defendant. The complaint, purportedly on behalf of Beazer Homes, alleges that the defendants 1) violated Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; 2) breached their fiduciary duties and misappropriated information; 3) abused their control; 4) wasted corporate assets; and 5) were unjustly enriched. Plaintiffs seek an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. At this time, Beazer Homes has found no evidence to support the allegations and the defendants intend to vigorously defend against the claims.

Homeowners Class Actions. Beazer Homes’ subsidiary, Beazer Homes Corp. and Beazer Mortgage Corporation, are defendants in a putative class action lawsuit filed on March 23, 2007 in the General Court of Justice, Superior Court Division, County of Mecklenberg, State of North Carolina. The complaint was filed on behalf of a putative class defined as North Carolina residents who purchased homes in subdivisions in North Carolina containing homes constructed by the defendants where the foreclosure rate is allegedly significantly higher than the state-wide average. The complaint alleges that the defendants utilized unfair trade practices to allow low income purchasers to qualify for loans they allegedly could not afford. Plaintiffs seek an unspecified amount of compensatory damages and also request that any damage award be trebled. At this time, we have found no evidence to support the allegations and intend to vigorously defend this action.

A second similar putative homeowner class action lawsuit was filed on April 23, 2007 in the Federal District Court for the State of South Carolina, Columbia Division. The complaint alleges that Beazer Homes Corp. and Beazer Mortgage Corporation illegally financed the purchase of homes sold to low income purchasers, who allegedly would not have otherwise qualified for the loans, and seeks an unspecified amount of damages, including damages for alleged violations of federal RICO statutes. At this time we have found no evidence to support the allegations and intend to vigorously defend this action.

The investigation by the United States Attorney’s office, the related internal review by the Audit Committee and the class action lawsuits and the derivative shareholder lawsuit described above are in their early stages. At this time, management cannot predict the outcome of any such matters or the length of time it will take to resolve any of the above.

EPA Information Request. In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of March 31, 2007, no monetary penalties have been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

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

Item 1.A. Risk Factors

The information set forth below updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended September 30, 2006.

We are the subject of an ongoing governmental investigation and certain pending civil litigation which could require us to pay substantial fines, damages or other penalties or otherwise have a material adverse effect on us.

We and our subsidiary Beazer Mortgage Corporation are responding to a request for documents from the United States Attorney’s office in the Western District of North Carolina, we and certain of our current and former executive officers are defendants in a securities class action lawsuit, certain of our subsidiaries have been named in class action lawsuits and certain of our current and former employees, directors and officers have been named in a derivative shareholder lawsuit. The investigation and the lawsuits are in the early stages and we cannot predict the results that will be achieved or the effect that any adverse findings in such investigation or lawsuits may have on us. While we are cooperating with the investigation, developments, including the expansion of the scope of the investigation, could negatively impact us and could divert the efforts and attention of our management team. Unfavorable results in connection with the investigation could result in the payment of criminal or civil fines; the imposition of an injunction on future conduct; or the imposition of other penalties, any of which could have a material adverse effect on us. An unfavorable determination in either of the lawsuits could result in the payment by us of monetary damages which may not be fully covered by insurance. Further, the defense of such lawsuits, even if we are ultimately successful, could have a material adverse effect on our financial results and on management’s attention to the operation of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 5, 2007, we held our annual meeting of stockholders, at which the following matters were voted upon with the results indicated below.  All numbers reported are shares of Beazer Homes’ common stock.

1)
The stockholders elected seven members to the Board of Directors to serve until the next annual meeting.  The results of voting were as follows (based on 39,158,028 outstanding shares entitled to vote at the meeting):

Election of Directors
Name	Votes For	Votes Against	Votes Abstained
Laurent Alpert	36,575,267	342,831	43,552
Katie J. Bayne	35,251,514	1,670,150	39,988
Brian C. Beazer	36,419,972	506,252	35,426
Peter G. Leemputte	36,565,223	355,335	41,086
Ian J. McCarthy	36,429,803	507,781	24,066
Larry T. Solari	35,094,018	1,839,544	28,088
Stephen P. Zelnak, Jr.	35,345,139	1,574,902	41,610

2)
To consider and act upon a proposal to ratify the selection of Deloitte & Touche LLP by the Audit Committee of the Board of Directors as independent registered public accounting firm for the fiscal year ending September 30, 2007:

Votes For	Votes Against	Votes Abstain
36,380,057	563,503	18,087

Item 6.  Exhibits

(a)	Exhibits:

31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.

Date: April 26, 2007	By:	/s/ Ian J. McCarthy
	Name:	Ian J. McCarthy
President and Chief Executive Officer

Date: April 26, 2007	By:	/s/ Michael T. Rand
	Name:	Michael T. Rand
Senior Vice President and
Chief Accounting Officer