Form 10-Q/A
period 2006-12-31
BEAZER HOMES USA INC
filed 2008-05-12
CIK 915840

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
YES	☐	NO	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	☐	NO	☒

Class	Outstanding at April 25, 2008

Common Stock, $0.001 par value	39,234,305 shares

References to “we,” “us,” “our,” “Beazer”, “Beazer Homes” and the “Company” in this quarterly report on Form 10-Q/A refer to Beazer Homes USA, Inc.

EXPLANATORY NOTE

Restatement of Consolidated Financial Results

In April 2007, the Audit Committee of the Board of Directors initiated an independent investigation of our mortgage origination business through independent legal counsel and independent forensic accountants. During the course of this investigation, the Audit Committee determined that our mortgage origination practices related to certain loans in prior periods violated certain applicable federal and/or state origination requirements. During the course of the investigation, the Audit Committee also discovered accounting and financial reporting errors and/or irregularities that required restatement resulting primarily from (1) inappropriate accumulation of reserves and/or accrued liabilities associated with land development and house costs (“Inventory Reserves”) and the subsequent improper release of such reserves and accrued liabilities and (2) inaccurate revenue recognition with respect to certain model home sale-leaseback transactions. In conjunction with the restatement of the items above, we also made corresponding capitalized interest, capitalized indirect costs and income tax adjustments to our unaudited condensed consolidated financial statements as these balances were impacted by the aforementioned adjustments. We also made other adjustments to our unaudited condensed consolidated financial statements relating to corrections of accounting and financial reporting errors and/or irregularities, some errors previously identified, but historically not considered to be material to require correction, and some errors and irregularities discovered as part of the restatement process, consisting of (1) reclassifying model home furnishings and sales office leasehold improvements from owned inventory to property, plant and equipment, net in the amounts of $50.5 million at December 31, 2006 and $47.0 million at September 30, 2006; (2) reclassifying depreciation and amortization of model home furnishings and sales office leasehold improvements from home construction and land sales expenses to depreciation and amortization in the amount of $5.0 million and $6.6 million for the quarters ended December 31, 2006 and 2005, respectively; (3) recognizing total revenue ($4.5 million) and home construction and land sales expenses ($3.2 million) for the three months ended December 31, 2005 related to inappropriate revenue recognition timing in the 2005 fiscal year and the fiscal 2006 first and second quarters for certain home closings in California; (4) reclassifying the results of operations from our title services from other income, net ($1.6 million) to total revenue ($2.3 million) and selling, general and administrative (“SG&A”) expenses ($0.7 million) for the quarter ended December 31, 2005; (5) reclassifying $5.0 million from restricted cash at September 30, 2006 to cash and cash equivalents as such amount was determined not to be restricted; (6) increasing inventory impairment charges by $20.4 million for the quarter ended December 31, 2006 for the impact on inventory balances as a result of the aforementioned inventory adjustments and the correction of certain capitalized interest and indirect cost inputs into the cash flow models used to assess and calculate the inventory impairments; (7) certain other miscellaneous immaterial adjustments; and (8) the related tax effects of the adjustments described in (1) through (7) above.

As discussed in Note 12 to the accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2006, we have restated our unaudited condensed consolidated financial statements and the related disclosures for the quarters ended December 31, 2006 and 2005 and as of December 31, 2006 and September 30, 2006. Specifically, we have restated our unaudited condensed consolidated balance sheets as of December 31, 2006 and September 30, 2006 and the related unaudited condensed consolidated statements of operations and cash flows, including related disclosures, for the quarters ended December 31, 2006 and 2005. In addition, we have updated the disclosures contained herein to reflect events that occurred after the date of the filing of the original Form 10-Q on January 26, 2007.  The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, has been updated to reflect the effects of the restatement.  Further, the Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to include matters related to investigations and litigation, debt, our outlook and long-term business strategy and recent accounting pronouncements for events subsequent to the date we filed the Form 10-Q for the quarter ended December 31, 2006.

We are concurrently filing our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, the Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2007 and the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 with this December 31, 2006 Form 10-Q/A, all of which contain restated financial statements for the comparative periods of fiscal 2007, 2006 and 2005, as applicable.

For additional discussion of the Audit Committee’s investigation, the accounting errors and irregularities identified, and the adjustments made as a result of the restatements, see Notes 8 and 12 to the Unaudited Condensed Consolidated Financial Statements. For a description of the material weaknesses identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those material weaknesses, see Part I, Item 4 – Controls and Procedures.

Pursuant to the rules of the Securities and Exchange Commission (“SEC”), Part II, Item 6 has been amended to contain currently dated certifications for our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.  The certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

FORWARD-LOOKING STATEMENTS

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A– Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed concurrently with this report. Such factors may include:

●
the timing and final outcome of the United States Attorney investigation, the Securities and Exchange Commission’s (“SEC”) investigation and other state and federal agency investigations, the putative class action lawsuits, the derivative claims, multi-party suits and similar proceedings as well as the results of any other litigation or government proceedings;

●	material weaknesses in our internal control over financial reporting;

●	additional asset impairment charges or writedowns;

●	economic changes nationally or in local markets, including changes in consumer confidence, volatility of mortgage interest rates and inflation;

●	continued or increased downturn in the homebuilding industry;

●	estimates related to homes to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;

●	continued or increased disruption in the availability of mortgage financing;

●	our cost of and ability to access capital and otherwise meet our ongoing liquidity needs including the impact of any further downgrades of our credit ratings;

●	potential inability to comply with covenants in our debt agreements;

●	continued negative publicity;

●	increased competition or delays in reacting to changing consumer preference in home design;

●	shortages of or increased prices for labor, land or raw materials used in housing production;

●
factors affecting margins such as decreased land values underlying land option agreements, increased land development costs on projects under development or delays or difficulties in implementing initiatives to reduce production and overhead cost structure;

●	the performance of our joint ventures and our joint venture partners;

●	the impact of construction defect and home warranty claims and the cost and availability of insurance, including the availability of insurance for the presence of moisture intrusion;

●
a material failure on the part of our subsidiary Trinity Homes LLC to satisfy the conditions of the class action settlement agreement, including assessment and remediation with respect to moisture intrusion related issues;

●	delays in land development or home construction resulting from adverse weather conditions;

●
potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations, or governmental policies and possible penalties for failure to comply with such laws, regulations and governmental policies;

●	effects of changes in accounting policies, standards, guidelines or principles; or

●	terrorist acts, acts of war and other factors over which the Company has little or no control.

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

BEAZER HOMES USA, INC.

FORM 10-Q/A

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2006	September 30, 2006
	As Restated, See Note 12
ASSETS
Cash and cash equivalents	$150,285	$167,570
Restricted cash	4,699	4,873
Accounts receivable	83,310	338,033
Income tax receivable	8,435	-
Inventory
Owned inventory	3,062,627	3,137,021
Consolidated inventory not owned	573,828	471,441
Total Inventory	3,636,455	3,608,462
Residential mortgage loans available-for-sale	19,004	92,157
Investments in unconsolidated joint ventures	128,230	124,799
Deferred tax assets	116,183	71,344
Property, plant and equipment, net	78,612	76,454
Goodwill	121,368	121,368
Other assets	115,617	109,611
Total Assets	$4,462,198	$4,714,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$86,891	$140,008
Other liabilities	429,100	557,754
Obligations related to consolidated inventory not owned	390,093	330,703
Senior Notes (net of discounts of $3,457 and $3,578, respectively)	1,551,543	1,551,422
Junior subordinated notes	103,093	103,093
Warehouse Line	18,332	94,881
Other secured notes payable	111,319	89,264
Model home financing obligations	116,699	117,079
Total Liabilities	2,807,070	2,984,204

Stockholders’ Equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	-	-
Common stock (par value $.001 per share, 80,000,000 shares authorized, 42,585,386 and 42,318,098 issued and 39,154,879 and 38,889,554 outstanding, respectively)	43	42
Paid-in capital	537,878	529,326
Retained earnings	1,306,745	1,390,552
Treasury stock, at cost (3,430,507 and 3,428,544 shares, respectively)	(189,538)	(189,453)
Total Stockholders’ Equity	1,655,128	1,730,467
Total Liabilities and Stockholders’ Equity	$4,462,198	$4,714,671

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended December 31,
	2006	2005
	As Restated, See Note 12
Total revenue	$802,535	$1,085,508
Home construction and land sales expenses	665,153	805,775
Inventory impairments and option contract abandonments	140,367	2,927
Gross (loss) profit	(2,985)	276,806

Selling, general and administrative expenses	116,916	131,447
Depreciation and amortization	7,558	9,141
Operating (loss) income	(127,459)	136,218
Equity in (loss) income of unconsolidated joint ventures	(2,360)	352
Other income, net	2,161	2,415
(Loss) income before income taxes	(127,658)	138,985
(Benefit from) provision for income taxes	(47,755)	52,366
Net (loss) income	$(79,903)	$86,619

Weighted average number of shares:
Basic	38,280	40,958
Diluted	38,280	45,607

Earnings per share:
Basic	$(2.09)	$2.11
Diluted	$(2.09)	$1.93

Cash dividends per share	$0.10	$0.10

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended December 31,
	2006	2005
	As Restated, See Note 12
Cash flows from operating activities:
Net (loss) income	$(79,903)	$86,619
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,558	9,141
Stock-based compensation expense	3,728	2,268
Inventory impairments and option contract abandonments	140,367	2,927
Deferred income tax (benefit) provision	(44,839)	6,734
Tax benefit from stock transactions	(1,390)	(6,169)
Equity in loss (income) of unconsolidated joint ventures	2,360	(352)
Cash distributions of income from unconsolidated joint ventures	1,282	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	254,723	31,466
Increase in income tax receivable	(8,435)	-
Increase in inventory	(79,610)	(293,447)
Decrease in residential mortgage loans available-for-sale	73,153	-
Increase in other assets	(5,936)	(27,165)
Decrease in trade accounts payable	(53,117)	(17,390)
Decrease in other liabilities	(131,350)	(97,139)
Other changes	1,391	140
Net cash provided by (used in) operating activities	79,982	(302,367)
Cash flows from investing activities:
Capital expenditures	(10,986)	(14,449)
Investments in unconsolidated joint ventures	(8,723)	(19,528)
Changes in restricted cash	174	-
Distributions from unconsolidated joint ventures	886	1,280
Net cash (used in) investing activities	(18,649)	(32,697)
Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	61,130	164,000
Repayment of credit facilities and warehouse line	(137,679)	(114,000)
Repayment of other secured notes payable	(2,455)	(329)
Borrowings under model home financing obligations	1,444	26,909
Repayment of model home financing obligations	(1,824)	-
Debt issuance costs	(70)	-
Proceeds from stock option exercises	3,435	6,082
Common stock redeemed	(85)	-
Treasury stock purchases	-	(67,005)
Tax benefit from stock transactions	1,390	6,169
Dividends paid	(3,904)	(4,107)
Net change in book overdraft	-	32,396
Net cash (used in) provided by financing activities	(78,618)	50,115
Decrease in cash and cash equivalents	(17,285)	(284,949)
Cash and cash equivalents at beginning of period	167,570	297,098
Cash and cash equivalents at end of period	$150,285	$12,149

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (“Beazer Homes” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in the Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “2007 Annual Report”) filed concurrently with this Quarterly Report on Form 10-Q/A.

Reclassifications. Depreciation and amortization in the amounts of $2.6 million and $2.4 million for the three months ended December 31, 2006 and 2005, respectively have been reclassified from selling, general and administrative expenses to depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations to conform to the current fiscal 2007 presentation.

Stock-Based Compensation. In the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after October 1, 2005, as well as to the unvested portion of awards outstanding as of October 1, 2005. We use the Black-Scholes model to value stock option grants under SFAS 123R, and applied the “modified prospective method” for existing grants which requires us to value grants made prior to our adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation cost as a financing cash inflow and an operating cash outflow.

Nonvested stock granted to employees is valued based on the market price of the common stock on the date of the grant. Performance based, nonvested stock granted to employees is valued using the Monte Carlo valuation method. No performance-based, nonvested stock was granted during the three months ended December 31, 2006 or 2005.

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as an expense using the straight-line method over the vesting period. Unearned compensation is now included in paid-in capital in accordance with SFAS 123R. As of December 31, 2006, there was $28.3 million of total unrecognized compensation cost related to nonvested stock. That cost is expected to be recognized over a weighted average period of 3.9 years. For the three months ended December 31, 2006 and 2005, our total stock-based compensation expense, included in selling, general and administrative expenses (“SG&A”), was $3.7 million ($2.6 million net of tax) and $2.3 million ($1.4 million net of tax), respectively.

Activity relating to nonvested stock awards for the three months ended December 31, 2006 is as follows.

	Shares	Weighted Average Grant Date Fair Value
Beginning of period	974,457	$50.66
Granted	128,058	44.47
Vested	(19,122)	49.37
Forfeited	(28,655)	42.57
End of period	1,054,738	$50.15

In addition, during the quarter ended December 31, 2006, employees surrendered 1,963 shares to us in payment of minimum tax obligations upon the vesting of nonvested stock under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $85,000, or approximately $43.22 per share.

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

The following table summarizes stock options outstanding as of December 31, 2006, as well as activity during the three months then ended:

	Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	2,135,572	$43.82
Granted	-	-
Exercised	(280,107)	12.26
Forfeited	(38,156)	42.85
Outstanding at end of period	1,817,309	$48.71
Exercisable at end of period	431,646	$23.03
Vested or expected to vest in the future	1,676,221	$49.36

At December 31, 2006, the weighted-average remaining contractual life for all options outstanding, currently exercisable, and vested or expected to vest in the future was 5.49 years, 5.37 years and 5.55 years, respectively.

At December 31, 2006, 1,676,221 options were vested or expected to vest in the future with a weighted average exercise price of $49.36 and a weighted average expected life of 3.59 years. At December 31, 2006, the aggregate intrinsic value of options outstanding, vested and expected to vest in the future and options exercisable was approximately $15.6 million, $14.3 million, and $10.4 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The intrinsic value of stock options exercised during the three months ended December 31, 2006 was $8.6 million.

Recent Accounting Pronouncements. In 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position, if a tax return position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of our fiscal year ending September 30, 2008, with the cumulative effect of the change recorded as an adjustment to retained earnings. We estimate that the cumulative effect upon adoption of FIN 48 will decrease retained earnings by approximately $10 million.

On November 29, 2006, the FASB ratified EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums. The EITF states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. The adoption of EITF 06-8 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations. SFAS 141R amends and clarifies the accounting guidance for the acquirer’s recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests of an acquiree in a business combination. SFAS 141R is effective for our fiscal year ended September 30, 2009. We do not expect the adoption of SFAS 141R to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 includes provisions that require expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of certain non-financial assets and liabilities to fiscal periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial condition and results of operations; however, it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits companies to measure certain financial instruments and other items at fair value. SFAS 159 is effective for our fiscal year beginning October 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial condition and results of operations; however, it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51. SFAS 160 requires that a noncontrolling interest (formerly minority interest) in a subsidiary be classified as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be included in the consolidated financial statements. SFAS 160 is effective for our fiscal year beginning October 1, 2009 and its provisions will be applied retrospectively upon adoption. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial condition and results of operations.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 110 which expresses the views of the Staff regarding the use of the “simplified” method (the mid-point between the vesting period and contractual life of the option) for “plain vanilla” options in accordance with SFAS 123R. SAB 110 will allow the use of the “simplified” method beyond December 31, 2007 under certain conditions including a company’s inability to rely on historical exercise data. We are currently evaluating the impact of adopting SAB 110 on our consolidated financial condition and results of operations.

Inventory Valuation – Held for Development. Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets periodically for recoverability in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.

We conduct a review of the recoverability of our homebuilding inventory held for development at the community level as factors indicate that an impairment may exist. We evaluate, among other things, the following information for each community:

●
Actual “Net Contribution Margin” (defined as homebuilding revenues less homebuilding costs and direct selling expenses) for homes closed in the current fiscal quarter, fiscal year to date and prior two fiscal quarters. Homebuilding costs include land and land development costs (based upon an allocation of such costs, including costs to complete the development, or specific lot costs), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest and estimated warranty costs;

●	Projected Net Contribution Margin for homes in backlog;

●	Actual and trending new orders and cancellation rates;

●
Actual and trending base home sales prices and sales incentives for home sales that occurred in the prior two fiscal quarters that remain in backlog at the end of the fiscal quarter and expected future homes sales prices and sales incentives and absorption over the expected remaining life of the community;

●
A comparison of our community to our competition to include, among other things, an analysis of various product offerings including, the size and style of the homes currently offered for sale, community amenity levels, availability of lots in our community and our competition’s, desirability and uniqueness of our community and other market factors; and

●	Other events that may indicate that the carrying value may not be recoverable.

In determining the recoverability of the carrying value of the assets of a community that we have evaluated as requiring a test for impairment, significant quantitative and qualitative assumptions are made relative to the future home sales prices, sales incentives, direct and indirect costs of home construction and land development and the pace of new home orders. In addition, these assumptions are dependent upon the specific market conditions and competitive factors for each specific community and may differ greatly between communities within the same market and communities in different markets. Our estimates are made using information available at the date of the recoverability test, however, as facts and circumstances may change in future reporting periods, our estimates of recoverability are subject to change.

For assets in communities for which the undiscounted future cash flows are less than the carrying value, the carrying value of that community is written down to its then estimated fair value based on discounted cash flows. The carrying value for assets in communities that were previously impaired and continue to be classified as held for development is not written up for future estimates of increases in fair value in future reporting periods.

The fair value of the assets held for development is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community, the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. As of December 31, 2006, we used discount rates of 18% to 22% in our estimated discounted cash flow impairment calculations. We recorded impairments on land held for development and homes under construction of $115.2 million during the quarter ended December 31, 2006. We did not record any impairments during the quarter ended December 31, 2005.

Due to uncertainties in the estimation process, particularly with respect to projected home sales prices and absorption rate, the timing and amount of the estimated future cash flows and discount rates, it is reasonably possible that actual results could differ from the estimates used in our historical analyses. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. We calculated the estimated fair values of inventory held for development that were evaluated for impairment based on current market conditions and assumptions made by management relative to future results. Because the projected cash flows are significantly impacted by changes in market conditions, it is reasonably possible that actual results could differ materially from our estimates and result in additional impairments.

(2) Supplemental Cash Flow Information
During the quarters ended December 31, we paid interest of $53.6 million in fiscal 2007 and $35.3 million in fiscal 2006. In addition, we paid income taxes of $13.2 million in fiscal 2007 and $55.1 million in fiscal 2006. We also had the following non-cash activity (in thousands):

	Quarter ended December 31,
	2006	2005
Supplemental disclosure of non-cash activity:
Increase in consolidated inventory not owned	$59,390	$81,628
Land acquired through issuance of notes payable	24,510	7,762

(3) Inventory

	December 31,	September 30,
(in thousands)	2006	2006
Homes under construction	$1,194,547	$1,144,750
Development projects in progress	1,624,257	1,813,720
Unimproved land held for future development	11,294	12,213
Land Held for Sale	88,308	30,074
Model homes	144,221	136,264
Total Owned Inventory	$3,062,627	$3,137,021

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 1,342 ($308.8 million) and 1,197 ($240.8 million) completed homes that were not subject to a sales contract at December 31, 2006 and September 30, 2006, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	December 31, 2006			September 30, 2006
	Held for Development	Land Held for Sale	Total Owned Inventory	Held for Development	Land Held for Sale	Total Owned Inventory

West Segment	$1,045,843	$53,667	$1,099,510	$1,197,559	$6,411	$1,203,970
Mid-Atlantic Segment	479,483	-	479,483	449,909	-	449,909
Florida Segment	326,797	-	326,797	337,289	-	337,289
Southeast Segment	372,766	15,964	388,730	349,598	14,058	363,656
Other	543,410	18,677	562,087	559,124	9,605	568,729
Unallocated	206,020	-	206,020	213,468	-	213,468
Total	$2,974,319	$88,308	$3,062,627	$3,106,947	$30,074	$3,137,021

The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded (in thousands):

	Quarter Ended December 31,
	2006	2005
Development projects and homes in process (Held for Development)
West	$50,423	$-
Mid-Atlantic	11,170	-
Florida	34,632	-
Southeast	2,673	-
Other	8,940	-
Unallocated	7,354	-
Subtotal	$115,192	$-

Lot Option Abandonments
West	$2,756	$349
Mid-Atlantic	2,287	163
Florida	10,511	118
Southeast	961	179
Other	8,660	2,118
Subtotal	$25,175	$2,927
Total	$140,367	$2,927

The inventory impaired during the quarter ended December 31, 2006 represented 3,069 lots in 44 communities with an estimated fair value of $265.8 million. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. Our West and Florida segments experienced the most significant amount of inventory impairments as compared to our other homebuilding segments. Our West and Florida segments comprise approximately 25% and 12%, respectively, of our total land and lots owned as of December 31, 2006 and approximately 37% and 12%, respectively, of the dollar value of our held for development inventory as of December 31, 2006. In addition, our homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was driven in large part by speculative purchases and the availability of mortgage credit during those time periods which are no longer present in the marketplace. The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale.

The impairments recorded in our other segments are primarily as a result of continued price competition brought on by the significant increase in new and resale home inventory during the quarter ended December 31, 2006 that has resulted in increased sales incentives and home sales price declines as we attempt to increase new orders and generate cash to the Company.

We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $356.9 million at December 31, 2006. This amount includes non-refundable letters of credit of approximately $42.2 million. The total remaining purchase price, net of cash deposits, committed under all options was $2.2 billion as of December 31, 2006. Only $23.9 million of the total remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.

In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. The total abandonments recorded for the three months ended December 31, 2006 were $25.2 million which represented 26 communities with the Florida and our Other Homebuilding segments comprising 41.8% and 34.4%, respectively, of the abandonments.

We expect to exercise substantially all of our option contracts with specific performance obligations and, subject to market conditions, most of our option contracts without specific performance obligations. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether land options will be exercised.

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

We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at December 31, 2006 and September 30, 2006 reflect consolidated inventory not owned of $573.8 million and $471.4 million, respectively. We consolidated $168.2 million and $146.6 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of December 31, 2006 and September 30, 2006, respectively. In addition, as of December 31, 2006 and September 30, 2006, we recorded $405.6 million and $324.8 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $390.1 million at December 31, 2006 and $330.7 million at September 30, 2006. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

(4) Investments in and Advances to Unconsolidated Joint Ventures

As of December 31, 2006, we participated in 24 land development joint ventures in which Beazer Homes had less than a controlling interest. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. Equity in (loss) income of unconsolidated joint ventures was $(2.4) million and $0.4 million for the three months ended December 31, 2006 and 2005, respectively. Our joint ventures typically obtain secured acquisition and development financing. The following table presents our investment in and guarantees under our unconsolidated joint ventures, as well as total equity and outstanding borrowings of these joint ventures as of December 31, 2006 and September 30, 2006:

(in thousands)	December 31, 2006	September 30, 2006

Beazer’s investment in joint ventures	$128,230	$124,799
Total equity of joint ventures	508,585	487,726
Total outstanding borrowings of joint ventures	774,317	753,801
Beazer’s portion of loan to maintenance guarantees	32,867	20,500
Beazer’s portion of repayment guarantees	22,825	22,825

At December 31, 2006 and September 30, 2006, total borrowings outstanding above include $481.6 million and $460.1 million related to one joint venture in which we are a 2.58% partner. In some instances, Beazer Homes and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At December 31, 2006, these guarantees included, for certain joint ventures, construction completion guarantees, loan to value maintenance agreements, repayment guarantees and environmental indemnities. See Note 8 for further discussion of these guarantees.

(5) Interest

The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended December 31,
	2006	2005

Capitalized interest in inventory, beginning of period	$78,996	$50,808
Interest incurred and capitalized	36,809	25,533
Capitalized interest impaired	(2,861)	-
Capitalized interest amortized to house construction and land sales expenses	(23,343)	(17,528)
Capitalized interest in inventory, end of period	$89,601	$58,813

(6) Earnings Per Share and Stockholders’ Equity

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2006	2005
Basic:
Net (loss) income	$(79,903)	$86,619
Weighted average number of common shares outstanding	38,280	40,958
Basic (loss) earnings per share	$(2.09)	$2.11

Diluted:
Net (loss) income	$(79,903)	$86,619
Interest on convertible debt - net of taxes	-	1,344
Net (loss) income available to common shareholders	$(79,903)	$87,963
Weighted average number of common shares outstanding	38,280	40,958
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	-	3,499
Options to acquire common stock	-	594
Restricted stock	-	556
Diluted weighted average common shares outstanding	38,280	45,607
Diluted (loss) earnings per share	$(2.09)	$1.93

In computing diluted loss per share for the three months ended December 31, 2006, common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. There were no common stock equivalents excluded from the computation of diluted earnings per share for the three months ended December 31, 2005.

In June 2006, the Shareholder Rights Plan adopted in June 1996 by the Company’s Board of Directors expired. No rights issued under this plan were redeemed or exercised prior to expiration.

(7) Borrowings

At December 31, 2006 and September 30, 2006 we had the following borrowings (in thousands):

	Maturity Date	December 31, 2006	September 30, 2006
Warehouse Line	February 2007	$18,332	$94,881
Revolving Credit Facility	August 2009	-	-
8 5/8% Senior Notes*	May 2011	200,000	200,000
8 3/8% Senior Notes*	April 2012	350,000	350,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	111,319	89,264
Model home financing obligations	Various Dates	116,699	117,079
Unamortized debt discounts		(3,457)	(3,578)
Total		$1,900,986	$1,955,739
* Collectively, the “Senior Notes”

Warehouse Line – Effective January 11, 2006, Beazer Mortgage, our wholly-owned subsidiary, entered into a 364-day credit agreement with a number of banks to fund the origination of residential mortgage loans (the “Warehouse Line”). The Warehouse Line provided for a maximum available borrowing capacity of $250 million to $350 million based on commitment periods, as defined in the Warehouse Line, and was secured by certain mortgage loan sales and related property. Effective February 7, 2007, Beazer Mortgage amended Warehouse Line to extend its maturity date to February 8, 2008 and modify the maximum available borrowing capacity to $100 million, subject to compliance with the mortgage loan eligibility requirements as defined in the Warehouse Line. The Warehouse Line was secured by certain mortgage loan sales and related property. The Warehouse Line was entered into with a number of banks to fund the origination of residential mortgage loans. The maximum available borrowing capacity was subsequently reduced through amendments down to $17 million as of September 30, 2007. The Warehouse Line was not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility. In the second quarter of fiscal 2006, Beazer Mortgage began financing a portion of its mortgage lending activities with borrowings under the Warehouse Line. Borrowings under the Warehouse Line were $18.3 million and bore interest at 6.3% per annum as of December 31, 2006. Beazer Mortgage had a pipeline of loans in process of approximately $729 million as of December 31, 2006 which were financed either through the Warehouse Line or with third party investors. Effective November 14, 2007, we terminated the Warehouse Line.

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

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable. There were no borrowings outstanding under the Revolving Credit Facility at December 31, 2006 or September 30, 2006; however, we had $143.7 million and $145.6 million of letters of credit outstanding under the Revolving Credit Facility at December 31, 2006 and September 30, 2006, respectively. At December 31, 2006, we had available borrowings of $338.2 million under the Revolving Credit Facility.

In July 2007, we replaced our Revolving Credit Facility with a new $500 million, four-year unsecured revolving credit facility with a group of banks (the “New Revolving Credit Facility”), which matures in 2011 and has a $350 million sublimit for the issuance of standby letters of credit. We have the option to elect two types of loans under this New Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Revolving Credit Facility).

On October 10, 2007, we entered into a waiver and amendment of the New Revolving Credit Facility, waiving events of default through May 15, 2008 under the facility arising from our failure to file or deliver reports or other information we would be required to file with the SEC and our decision to restate our financial statements. Under this and the October 26, 2007 amendments, any obligations under the New Revolving Credit Facility will be secured by certain assets and our ability to borrow under this facility is subject to satisfaction of a secured borrowing base. We are permitted to grow the borrowing base by adding additional cash and/or real estate as collateral securing the New Revolving Credit Facility. In addition, we obtained additional flexibility with respect to our financial covenants in the New Revolving Credit Facility.

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

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At December 31, 2006, under the most restrictive covenants of each indenture, approximately $219.6 million of our retained earnings was available for cash dividends and for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

In March 2007, we voluntarily repurchased $10.0 million of our outstanding 8 5/8% Senior Notes and $10.0 million of our outstanding 8 3/8% Senior Notes on the open market. The aggregate purchase price was $20.6 million, or an average of 102.9% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $562,500 pretax loss during the second quarter of fiscal 2007. On March 28, 2007, we repurchased an additional $10.0 million of our outstanding 8 5/8% Senior Notes which were cash settled on April 2, 2007 at a purchase price of $9.85 million, or an average of 98.5% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $150,000 pre-tax gain. Senior Notes purchased by the Company were cancelled.

In June 2006, we issued $275 million of 8 ⅛% Senior Notes due in June 2016. Interest on the 8 1/8% Senior Notes is payable semi-annually. We may redeem these notes at any time, in whole or in part, at a redemption price equal to the principal amount thereof plus an applicable premium, as defined in the 8 1/8% Senior Notes, plus accrued and unpaid interest.

On October 26, 2007, we obtained consents from holders of our Senior Notes to approve amendments of the indentures under which the Senior Notes were issued. These amendments restrict our ability to secure additional debt in excess of $700 million until certain conditions are met and enable us to invest up to $50 million in joint ventures. The consents also provided us with a waiver of any and all defaults under the Senior Notes that may have occurred or may occur on or prior to May 15, 2008 relating to filing or delivering annual and quarterly financial statements. Fees and expenses related to obtaining these consents totaled approximately $21 million.

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

On April 30, 2008, we received a default notice from The Bank of New York Trust Company, National Association, the trustee under the indenture governing these junior subordinated notes. The notice alleges that we are in default under the indenture because we have not yet furnished certain required information (including our annual audited and quarterly unaudited financial statements). The notice further alleges that this default will become an event of default under the indenture if not remedied within 30 days. We expect to be able to cure this default on or before May 15, 2008.

Other Secured Notes Payable - We periodically acquire land through the issuance of notes payable. As of December 31, 2006 and September 30, 2006, we had outstanding notes payable of $111.3 million and $89.3 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 6.75% to 10% at December 31, 2006. These notes are secured by the real estate to which they relate. During the first six months of fiscal 2008, we repaid $95 million of these secured notes payable.

Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions discussed in Note 12, we have recorded $116.7 million and $117.1 million of debt as of December 31, 2006 and September 30, 2006, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 9.83% as of December 31, 2006, and expire at various times through 2015.

Other than the addition of the model home financing obligations discussed above, there were no material changes to the future maturities of our borrowings.

(8) Contingencies

Beazer Homes and certain of its subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to moisture intrusion.

Warranty Reserves – We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty (generally ranging from a minimum of five years up to the period covered by the applicable statute of repose) covering only certain defined construction defects. We also provide a defined structural element warranty with single-family homes and townhomes in certain states.

Since we subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors.

Our warranty reserves at December 31, 2006 and 2005 include accruals for Trinity Homes LLC (“Trinity”) moisture intrusion issues discussed more fully below. Warranty reserves are included in other liabilities and the provision for warranty accruals is included in home construction and land sales expenses in the unaudited condensed consolidated financial statements. We record reserves covering anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. While we believe that our warranty reserves are adequate, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve. Our warranty reserves, which include amounts related to the Trinity moisture intrusion issues discussed below, are as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Balance at beginning of period	$99,030	$136,481
Provisions	6,197	6,096
Payments	(11,387)	(12,086)
Balance at end of period	$93,840	$130,491

Trinity Claims – Beazer Homes and certain of our subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to moisture intrusion. We have experienced a significant number of such claims in our Midwest region and particularly with respect to homes built by Trinity, a subsidiary which was acquired in the Crossmann acquisition in 2002.

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

The settlement class includes, with certain exclusions, the current owners of all Trinity homes that have brick veneer, where the closing of Trinity’s initial sale of the home took place between June 1, 1998 and October 31, 2002. The settlement agreement establishes an agreed protocol and process for assessment and remediation of any external moisture intrusion issues at the homes which includes, among other things, that the homes will be repaired at Trinity’s expense. The settlement agreement also provides for payment of plaintiffs’ attorneys’ fees and for Trinity to pay an agreed amount for engineering inspection costs for each home for which a claim is filed under the settlement.

Under the settlement, subject to Trinity’s timely performance of the specified assessments and remediation activities for homeowners who file claims, each homeowner releases Trinity, Beazer Homes Investments LLC and other affiliated companies, including Beazer Homes, from the claims asserted in the class action lawsuit, claims arising out of external moisture intrusion, claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others. No appeals of the court’s order approving the settlement were received by the court within the timeframe established by the court. The Company sent out the claims notices on December 17, 2004, and the class members had until February 15, 2005 to file claims. A total of 1,311 valid claims were filed (of the 2,161 total class members), of which 613 complaints had been received prior to our receipt of the claim notices. Class members who did not file a claim by February 15, 2005 are no longer able to file a class action claim under the settlement or pursue an individual claim against Trinity. As of December 31, 2006, we have completed remediation of 1,103 homes related to 1,796 total Trinity claims.

Our warranty reserves at December 31, 2006 and September 30, 2006 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion. Warranty reserves also include accruals for class action claims received, pursuant to the settlement discussed above, from class members who had not previously contacted Trinity with complaints.

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

During fiscal 2004, we initiated a program under which we offered to repurchase a limited number of homes from specific homeowners. The program was concluded during the first quarter of fiscal 2005. We have repurchased a total of 54 homes under the program. During the three months ended December 31, 2006, the Company sold two of the repurchased homes, bringing the total homes sold to date to 24. The remaining 30 homes were acquired for an aggregate purchase price of $12.9 million which is included in owned inventory. As of September 30, 2006 there were 32 homes remaining which were acquired for an aggregate purchase price of $13.2 million. The accruals at December 31, 2006 and September 30, 2006 include the estimated costs to sell homes that we have repurchased, and our estimated losses on the sale of those homes, if any.

The following accruals at December 31, 2006 represent our best estimates of the costs to resolve all asserted complaints associated with Trinity moisture intrusion issues. We regularly review our estimate of these costs. Since the commencement of the remediation program, our remediation cost per home has continued to decrease as homes requiring more extensive repairs were addressed first and our internal processes and procedures, including enhanced contractor bid negotiations and inspections, improved as experience gained in addressing these issues has yielded meaningful benefits on a per home basis. Changes in the accrual for Trinity moisture intrusion issues during the period were as follows (in thousands):

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

Guarantees
Construction Completion Guarantees
We and our joint venture partners are generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development. Provided the joint venture and the partners are not in default under any loan provisions, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable loans.

Loan to Value Maintenance Agreements
We and our joint venture partners generally provide credit enhancements to acquisition, development and construction borrowings in the form of loan to value maintenance agreements, which can limit the amount of additional funding provided by the lenders (although not generally requiring repayment of the borrowings) to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the borrowings. During the quarters ended December 31, 2006 and 2005, we were not required to make any payments on the loan to value maintenance guarantees. At December 31, 2006, we had total loan to value maintenance guarantees of $32.9 million related to our unconsolidated joint venture borrowings.

Repayment Guarantees
We and our joint venture partners have repayment guarantees related to certain joint venture’s borrowings. These repayment guarantees require the repayment of all or a portion of the debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowing or files for bankruptcy. During the quarters ended December 31, 2006 and 2005, we were not required to make payments related to any portion of the repayment guarantees. At December 31, 2006, we had repayment guarantees of $22.8 million related to the borrowings on these applicable unconsolidated joint ventures, some of which are only triggered upon bankruptcy of the joint venture.

Environmental Indemnities
Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the quarters ended December 31, 2006 and 2005, we were not required to make any payments related to environmental indemnities.

In general, we have not recorded a liability for the non-contingent aspect of any of these guarantees as such amounts are not material. In assessing the need to record a liability for the contingent aspect of these guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we consider our historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees and the financial condition of the applicable unconsolidated joint ventures. In addition, we monitor the fair value of the collateral of these unconsolidated joint ventures to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. To date, we have not incurred any obligations related to the aforementioned guarantees. Based on these considerations, we have determined that it is remote that we will have to perform under the contingent aspects of these guarantees and, as a result, have not recorded a liability for the contingent aspects of these guarantees. To the extent the recording of a liability related to such guarantees would be required, the recognition of such liability would result in an increase to the carrying value of our investment in the associated joint venture.

Other Contingencies - We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions, most relating to construction defects, moisture intrusion and related mold claims and product liability. Certain of the liabilities resulting from these actions are covered in whole or part by insurance. In our opinion, based on our current assessment, the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows. We have accrued $18.3 million and $18.5 million in other liabilities related to these matters as of December 31, 2006 and September 30, 2006, respectively.

Other Matters

In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of the date of filing this report, no monetary penalties have been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

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

We had performance bonds and outstanding letters of credit of approximately $660.8 million and $95.9 million, respectively, at December 31, 2006 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $58.1 million relating to our land option contracts discussed in Note 3. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

Investigations and Litigation
Subsequent to December 31, 2006, we and our subsidiary, Beazer Mortgage Corporation, became the subject of criminal and civil investigations by the United States Attorney’s office in the Western District of North Carolina, the SEC and other federal and state agencies. We and certain of our current and former employees, officers and directors have been named as defendants in securities class action lawsuits, lawsuits regarding ERISA claims, and derivative shareholder actions. In addition, certain of our subsidiaries have been named in class action and multi-party lawsuits regarding claims made by homebuyers. We cannot predict or determine the timing or final outcome of the governmental investigations or the lawsuits or the effect that any adverse findings in the investigations or adverse determinations in the lawsuits may have on us. While we are cooperating with the governmental investigations, developments, including the expansion of the scope of the investigations, could negatively impact us, could divert the efforts and attention of our management team from the operation of our business, and/or result in further departures of executives or other employees. An unfavorable determination resulting from any governmental investigation could result in the filing of criminal charges, the payment of substantial criminal or civil fines, the imposition of injunctions on our conduct or the imposition of other penalties or consequences, including but not limited to the Company having to adjust, curtail or terminate the conduct of certain of our business operations. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and prospects. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the investigations and the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations. See the discussion below for details related to these subsequent investigations and related litigation.

Investigations
United States Attorney, State and Federal Agency Investigations. Subsequent to December 31, 2006, Beazer Homes and its subsidiary, Beazer Mortgage Corporation, became the subject of criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina and other state and federal agencies concerning the matters that have been the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors (the “Investigation”) as described in Note 12 and further in this note. The Company is fully cooperating with these investigations.

Securities and Exchange Commission Investigation. On July 20, 2007, Beazer Homes received from the SEC a formal order of private investigation to determine whether Beazer Homes and/or other persons or entities involved with Beazer Homes have violated federal securities laws, including, among others, the anti-fraud, books and records, internal accounting controls, periodic reporting and certification provisions thereof. The SEC had previously initiated an informal investigation in this matter in May 2007. The Company is fully cooperating with the SEC investigation.

Mortgage Origination Issues
The Investigation found evidence that employees of the Company’s Beazer Mortgage Corporation subsidiary violated certain federal and/or state regulations, including U.S. Department of Housing and Urban Development (“HUD”) regulations. Areas of concern uncovered by the Investigation include: down payment assistance programs; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate.

We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of December 31, 2006.

Effective February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender arrangement with a national third-party mortgage provider. This exclusive arrangement will continue to offer our homebuyers the option of a simplified financing process while enabling us to focus on our core competency of homebuilding.

Litigation
Securities Class Actions. Beazer Homes and certain of our current and former executive officers are named as defendants in a putative class action securities lawsuit filed on March 29, 2007 in the United States District Court for the Northern District of Georgia. Plaintiffs filed this action on behalf of a purported class of purchasers of Beazer Homes’ common stock between July 27, 2006 and March 27, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing materially false and misleading statements regarding our business and prospects because we did not disclose facts related to alleged improper lending practices in our mortgage origination business. Plaintiffs seek an unspecified amount of compensatory damages. Two additional lawsuits were filed subsequently on May 18, 2007 and May 21, 2007 in the United States District Court for the Northern District of Georgia making similar factual allegations and asserting class periods of July 28, 2005 through March 27, 2007, and March 30, 2005 through March 27, 2007, respectively. The court has consolidated these three lawsuits and plaintiffs are expected to file a consolidated amended complaint within thirty days after the filing of our fiscal 2007 Form 10-K with the SEC. The Company intends to vigorously defend against these actions.

Derivative Shareholder Actions. Certain of Beazer Homes’ current and former executive officers and directors were named as defendants in a derivative shareholder suit filed on April 16, 2007 in the United States District Court for the Northern District of Georgia. The complaint also names Beazer Homes as a nominal defendant. The complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched. Plaintiffs seek an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. An additional lawsuit was filed subsequently on August 29, 2007 in the United States District Court for the Northern District of Georgia asserting similar factual allegations. A motion to consolidate the two Georgia derivative actions is pending, and the plaintiffs are expected to designate the operative complaint within five days after the Court consolidates the actions. Additionally, on September 12, 2007, another derivative suit was filed in Delaware Chancery Court, and the plaintiffs filed an amended complaint on October 26, 2007. The Delaware complaint raises similar factual and legal claims as those asserted by the plaintiffs in the Georgia derivative actions. The defendants have moved to dismiss the Delaware action, or in the alternative, to stay the case pending resolution of the derivative litigation pending in Georgia. The defendants intend to vigorously defend against these actions.

ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes 401(k) Plan, naming Beazer Homes, certain of its current and former officers and directors and the Benefits Administration Committee as defendants. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (“ERISA”) as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently on May 11, 2007, May 14, 2007, June 15, 2007 and July 27, 2007 in the United States District Court for the Northern District of Georgia making similar allegations. The court has consolidated these five lawsuits, and the plaintiffs are expected to file a consolidated amended complaint within thirty days after the filing of our fiscal 2007 Form 10-K with the SEC. The Company intends to vigorously defend against these actions.

Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. Beazer Homes’ subsidiaries, Beazer Homes Corp. and Beazer Mortgage Corporation, were named as defendants in a putative class action lawsuit filed on March 23, 2007 in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division. The complaint was filed as a putative class action. The purported class is defined as North Carolina residents who purchased homes in subdivisions in North Carolina containing homes constructed by the defendants where the foreclosure rate is allegedly significantly higher than the state-wide average. The complaint alleged that the defendants utilized unfair trade practices to allow low-income purchasers to qualify for loans they allegedly could not afford, resulting in foreclosures that allegedly diminished plaintiffs’ property values. Plaintiffs sought an unspecified amount of compensatory damages and also request that any damage award be trebled. On April 25, 2008, the District Court dismissed all causes of action with prejudice. If Plaintiffs file a motion for reconsideration of the District Court’s decision or appeal the judgment of the District Court, the defendants will continue to vigorously defend this action.

A second putative homeowner class action lawsuit was filed on April 23, 2007 in the United States District Court for the District of South Carolina, Columbia Division. The complaint alleged that Beazer Homes Corp. and Beazer Mortgage Corporation illegally facilitated the financing of the purchase of homes sold to low-income purchasers, who allegedly would not have otherwise qualified for the loans. Certain of the plaintiffs also alleged that the defendants’ practices resulted in foreclosures that allegedly diminished plaintiffs’ property values. The complaint demanded an unspecified amount of damages, including damages for alleged violations of federal RICO statutes and punitive damages. The Company filed a motion to dismiss and the District Court dismissed all causes of action with prejudice on September 10, 2007. The plaintiffs subsequently filed a motion for reconsideration which the District Court denied. The plaintiffs did not file a notice of appeal and this case is now concluded.

An additional putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. Plaintiff also asserts that Beazer was unjustly enriched by these alleged actions. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, various forms of equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants have not yet filed a responsive pleading or motion, but intend to vigorously defend this action.

Beazer Homes Corp. and Beazer Mortgage Corporation are also named defendants in a lawsuit filed on July 3, 2007, in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division, but remanded on April 23, 2008 to the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The complaint was filed on behalf of ten individual homeowners who purchased homes from Beazer in Mecklenburg County. The complaint alleges certain deceptive conduct by the defendants and brings various claims under North Carolina statutory and common law, including a claim for punitive damages. The Company intends to vigorously defend against this action.

Bond Indenture Trustee Litigation. On September 10, 2007, we filed an Amended Complaint For Declaratory Judgment and Injunctive Relief in an action pending in the United States District Court in Atlanta, Georgia against the trustees under the indentures governing our outstanding senior and convertible senior notes. We sought, among other relief, a declaration from the court against the trustees that the delay in filing with the SEC our Form 10-Q for the quarterly period ended June 30, 2007 does not constitute a default under the applicable indentures and that the delay will not give rise to any right of acceleration on the part of the holders of the senior and convertible senior notes.

On October 29, 2007, we notified the court and the trustees that we had successfully concluded a consent solicitation concerning the notes at issue. Because the consents provide us with a waiver of any and all defaults under the indentures at issue that may have occurred or may occur prior to May 15, 2008 due to our failure to file or deliver reports or other information we would be required to file with the SEC, we continue to request the court to rule on our demand for declaratory judgment. In response to our notice of successful consent solicitation, the trustees requested the court to deny our request for a ruling on the merits and dismiss the action, without prejudice, on the ground that there is no justiciable controversy ripe for determination. We opposed the trustees’ suggestion of mootness and requested the court to grant us declaratory judgment.

(9) Stock Repurchase Program

On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. We did not repurchase any shares in the open market during the quarter ended December 31, 2006. During the three months ended December 31, 2005, we repurchased 1.0 million shares for an aggregate purchase price of $67.0 million or approximately $66 per share pursuant to the plan. At December 31, 2006, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan. We have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors, and is unlikely in the foreseeable future.

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

Mid-Atlantic: Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia and West Virginia

Florida

Southeast: Georgia, North Carolina, South Carolina and Nashville, Tennessee

Other Homebuilding: Colorado, Indiana, Kentucky, Ohio, Texas and Memphis, Tennessee

Management’s evaluation of segment performance is based on segment operating income, which for our homebuilding segments is defined as homebuilding and land sale revenues less the cost of home construction, impairments, if any, land development and land sales, depreciation and amortization and certain selling, general and administrative expenses which are incurred by or allocated to our homebuilding segments. Segment operating income for our Financial Services segment is defined as revenues less costs associated with our mortgage operations and certain selling, general and administrative expenses incurred by or allocated to the Financial Services segment. The accounting policies of our segments are those described in Note 1 and the notes to the consolidated financial statements in our 2007 Form 10-K which was concurrently filed with this Form 10-Q/A. The following information is in thousands:

	Three Months Ended December 31,
	2006	2005
Revenue
West	$297,906	$364,019
Mid-Atlantic	91,266	191,909
Florida	91,245	142,544
Southeast	155,612	171,110
Other homebuilding	158,155	206,333
Financial Services	11,743	13,358
Intercompany elimination	(3,392)	(3,765)
Consolidated total	$802,535	$1,085,508

	Three Months Ended December 31,
	2006	2005
Operating (loss) income (a)
West	$(26,326)	$63,999
Mid-Atlantic	(9,528)	46,757
Florida	(30,701)	28,896
Southeast	8,311	14,122
Other homebuilding	(18,888)	(593)
Financial Services	3,230	1,992
Segment operating (loss) income	(73,902)	155,173
Corporate and unallocated (b)	(53,557)	(18,955)
Total operating (loss) income	(127,459)	136,218
Equity in (loss) income of unconsolidated joint ventures	(2,360)	352
Other income, net	2,161	2,415
(Loss) income before income taxes	$(127,658)	$138,985

	Three Months Ended December 31,
	2006	2005
Depreciation and Amortization
West	$2,710	$3,735
Mid-Atlantic	833	1,288
Florida	387	543
Southeast	898	1,181
Other homebuilding	1,463	1,582
Financial Services	130	107
Corporate and unallocated	1,137	705
Consolidated total	$7,558	$9,141

	December 31, 2006	September 30, 2006
Assets (c)
West	$1,315,257	$1,410,812
Mid-Atlantic	609,733	564,524
Florida	390,191	418,380
Southeast	443,768	435,771
Other homebuilding	587,648	643,164
Financial Services	114,156	205,669
Corporate and unallocated (d)	1,001,445	1,036,351
Consolidated total	$4,462.198	$4,714,671

(a)
Operating (loss) income for the three months ended December 31, 2006 and 2005 include $25.2 million and $2.9 million, respectively, of charges related to the abandonment of lot option agreements. Operating loss for the three months ended December 31, 2006 also includes $115.2 million of inventory impairments which have been recorded in the segments to which the inventory relates (see Note 3).

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

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
December 31, 2006
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$203,138	$-	$8,428	$1,683	$(62,964)	$150,285
Restricted cash	-	4,699	-	-	-	4,699
Accounts receivable	-	81,727	1,540	43	-	83,310
Income tax receivable	8,435	-	-	-	-	8,435
Owned inventory	-	3,062,627	-	-	-	3,062,627
Consolidated inventory not owned	-	573,828	-	-	-	573,828
Residential mortgage loans available-for-sale	-	-	19,004	-	-	19,004
Investments in unconsolidated joint ventures	3,093	125,137	-	-	-	128,230
Deferred tax assets	115,686	-	497	-	-	116,183
Property, plant and equipment, net	-	77,644	966	2	-	78,612
Goodwill	-	121,368	-	-	-	121,368
Investments in subsidiaries	1,782,859	-	-	-	(1,782,859)	-
Intercompany	1,338,579	(1,471,678)	50,524	6,145	76,430	-
Other assets	21,830	86,189	857	6,741	-	115,617
Total assets	$3,473,620	$2,661,541	$81,816	$14,614	$(1,769,393)	$4,462,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	-	86,863	28	-	-	86,891
Other liabilities	49,168	363,734	2,993	8,168	5, 037	429,100
Intercompany	(2,011)	-	-	2,011	-	-
Obligations related to consolidated inventory not owned	-	390,093	-	-	-	390,093
Senior notes (net of discounts of $3,457)	1,551,543	-	-	-	-	1,551,543
Junior subordinated notes	103,093	-	-	-	-	103,093
Warehouse line	-	-	18,332	-	-	18,332
Other secured notes payable	-	111,319	-	-	-	111,319
Model home financing obligations	116,699	-	-	-	-	116,699
Total liabilities	1,818,492	952,009	21,353	10,179	5,037	2,807,070

Stockholders’ equity	1,655,128	1,709,532	60,463	4,435	(1,774,430)	1,655,128

Total liabilities and stockholders’ equity	$3,473,620	$2,661,541	$81,816	$14,614	$(1,769,393)	$4,462,198

Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
September 30, 2006
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$254,915	$-	$10,664	$829	$(98,838)	$167,570
Restricted cash	-	4,873	-	-	-	4,873
Accounts receivable	-	333,514	4,331	188	-	338,033
Owned inventory	-	3,137,021	-	-	-	3,137,021
Consolidated inventory not owned	-	471,441	-	-	-	471,441
Residential mortgage loans
available-for-sale	-	-	92,157	-	-	92,157
Investments in unconsolidated
joint ventures	3,093	121,706	-	-	-	124,799
Deferred tax assets	70,847	-	497	-	-	71,344
Property, plant and equipment, net	-	75,498	954	2	-	76,454
Goodwill	-	121,368	-	-	-	121,368
Investments in subsidiaries	1,858,513	-	-	-	(1,858,513)	-
Intercompany	1,365,588	(1,550,974)	52,568	5,792	127,026	-
Other assets	22,751	76,908	2,419	7,533	-	109,611
Total Assets	$3,575,707	$2,791,355	$163,590	$14,344	$(1,830,325)	$4,714,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$-	$139,876	$132	$-	$-	$140,008
Other liabilities	75,407	454,506	9,168	8,310	10,363	557,754
Intercompany	(1,761)	-	-	1,761	-	-
Obligations related to
consolidated inventory not owned	-	330,703	-	-	-	330,703
Senior Notes (net of discounts of $3,578)	1,551,422	-	-	-	-	1,551,422
Junior subordinated notes	103,093	-	-	-	-	103,093
Warehouse Line	-	-	94,881	-	-	94,881
Other secured notes payable	-	89,264	-	-	-	89,264
Model home financing obligations	117,079	-	-	-	-	117,079
Total Liabilities	1,845,240	1,014,349	104,181	10,071	10,363	2,984,204

Stockholders’ Equity	1,730,467	1,777,006	59,409	4,273	(1,840,688)	1,730,467

Total Liabilities and
Stockholders’ Equity	$3,575,707	$2,791,355	$163,590	$14,344	$(1,830,325)	$4,714,671

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Operations Information
Three Months Ended December 31, 2006
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Total revenue	$-	$795,561	$9,939	$427	$(3,392)	$802,535

Home construction and land sales
expenses	36,809	645,202	-	-	(16,858)	665,153
Inventory impairments and option contract abandonments	-	140,367	-	-	-	140,367
Gross (loss) profit	(36,809)	9,992	9,939	427	13,466	(2,985)
Selling, general and administrative
expenses	-	109,062	7,646	208	-	116,916
Depreciation and amortization	-	7,446	112	-	-	7,558
Operating (loss) income	(36,809)	(106,516)	2,181	219	13,466	(127,459)
Equity in (loss) of unconsolidated
joint ventures	-	(2,360)	-	-	-	(2,360)
Royalty and management fee
expense	-	567	(567)	-	-	-
Other income, net	-	2,051	70	40	-	2,161
(Loss) income before income taxes	(36,809)	(106,258)	1,684	259	13,466	(127,658)
(Benefit from) provision for
income taxes	(13,770)	(39,749)	630	97	5,037	(47,755)
Equity in income of subsidiaries	(56,864)	-	-	-	56,864	-
Net (loss) income	$(79,903)	$(66,509)	$1,054	$162	$65,293	$(79,903)

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Operations Information
Three Months Ended December 31, 2005
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Total revenue	$-	$1,078,113	$11,036	$124	$(3,765)	$1,085,508
Home construction and land sales
expenses	25,533	792,012	-	-	(11,770)	805,775
Inventory impairments and option contract abandonments	-	2,927	-	-	-	2,927
Gross (loss) profit	(25,533)	283,174	11,036	124	8,005	276,806
Selling, general and administrative
expenses	-	120,858	10,581	8	-	131,447
Depreciation and amortization	-	9,043	98	-	-	9,141
Operating (loss) income	(25,533)	153,273	357	116	8,005	136,218
Equity in income of unconsolidated joint ventures	-	352	-	-	-	352
Royalty and management fee
expense	-	173	(173)	-	-	-
Other income, net	-	2,388	-	27	-	2,415
(Loss) income before income taxes	(25,533)	156,186	184	143	8,005	138,985
(Benefit from) provision for
income taxes	(9,620)	58,848	69	53	3,016	52,366
Equity in income of subsidiaries	102,532	-	-	-	(102,532)	-
Net income	$86,619	$97,338	$115	$90	$(97,543)	$86,619

(a) Effective January 2006, Beazer Mortgage Corp. is no longer a guarantor of the Senior Notes.

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Cash Flows Information
Three Months Ended December 31, 2006
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non- Guarantor Subsidiaries	Consolidated Adjustments	Consolidated Beazer Homes USA, Inc.
Net cash (used in)/provided by
operating activities	$(103,021)	$109,571	$72,475	$957	$-	$79,982

Cash flows from investing activities:
Capital expenditures	-	(10,862)	(124)	-	-	(10,986)
Investments in unconsolidated joint ventures	-	(8,723)	-	-	-	(8,723)
Changes in restricted cash	-	174	-	-	-	174
Distributions from unconsolidated joint ventures	-	886	-	-	-	886
Net cash (used in) provided by investing activities	-	(18,525)	(124)	-	-	(18,649)

Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	-	-	61,130	-	-	61,130
Repayment of credit facilities and warehouse line	-	-	(137,679)	-	-	(137,679)
Repayment of other secured notes payable	-	(2,455)	-	-	-	(2,455)
Borrowings under model home financing obligations	1,444	-	-	-	-	1,444
Repayment of model home financing obligations	(1,824)	-	-	-	-	(1,824)
Debt issuance costs paid	-	-	(70)	-	-	(70)
Proceeds from stock option exercises	3,435	-	-	-	-	3,435
Common stock redeemed	(85)	-	-	-	-	(85)
Tax benefit from stock transactions	1,390	-	-	-	-	1,390
Dividends paid	(3,904)	-	-	-	-	(3,904)
Advances to/from subsidiaries	50,788	(88,591)	2,032	(103)	35,874	-
Net cash provided by (used in) financing activities	51,244	(91,046)	(74,587)	(103)	35,874	(78,618)
(Decrease)/increase in cash and cash equivalents	(51,777)	-	(2,236)	854	35,874	(17,285)
Cash and cash equivalents at beginning of period	254,915	-	10,664	829	(98,838)	167,570
Cash and cash equivalents at end of period	$203,138	$-	$8,428	$1,683	$(62,964)	$150,285

(a) Effective January 2006, Beazer Mortgage Corp. is no longer a guarantor of the Senior Notes.

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Cash Flows
Three Months Ended December 31, 2005
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Net cash (used in)/provided by
operating activities	$(40,746)	$(263,126)	$179	$1,326	$-	$(302,367)

Cash flows from investing activities:
Capital expenditures	-	(14,298)	(151)	-	-	(14,449)
Investments in unconsolidated joint ventures	-	(19,528)	-	-	-	(19,528)
Distributions from unconsolidated joint ventures	-	1,280	-	-	-	1,280
Net cash used in investing activities	-	(32,546)	(151)	-	-	(32,697)

Cash flows from financing activities:
Borrowings under credit facilities	164,000	-	-	-	-	164,000
Repayment of credit facilities	(114,000)	-	-	-	-	(114,000)
Repayment of other secured notes payable	-	(329)	-	-	-	(329)
Borrowings under model home financing obligations	26,909	-	-	-	-	26,909
Proceeds from stock option exercises	6,082	-	-	-	-	6,082
Treasury stock purchases	(67,005)	-	-	-	-	(67,005)
Tax benefit from stock transactions	6,169	-	-	-	-	6,169
Dividends paid	(4,107)	-	-	-	-	(4,107)
Net change in book overdraft	32,396	-	-	-	-	32,396
Advances to/from subsidiaries	(286,472)	296,001	(117)	(1,090)	(8,322)	-
Net cash (used in) provided by financing activities	(236,028)	295,672	(117)	(1,090)	(8,322)	50,115
(Decrease)/increase in cash and cash equivalents	(276,774)	-	(89)	236	(8,322)	(284,949)
Cash and cash equivalents at beginning of period	386,423	-	230	391	(89,946)	297,098
Cash and cash equivalents at end of period	$109,649	$-	$141	$627	$(98,268)	$12,149

(a) Effective January 2006, Beazer Mortgage Corp. is no longer a guarantor of the Senior Notes.

(12) Restatement of Unaudited Condensed Consolidated Financial Statements

In April 2007, the Audit Committee of the Board of Directors initiated an independent investigation of our mortgage origination business through independent legal counsel and independent forensic accountants. During the course of this investigation, the Audit Committee determined that our mortgage origination practices related to certain loans in prior periods violated certain applicable federal and/or state origination requirements. During the course of the investigation, the Audit Committee also discovered accounting and financial reporting errors and/or irregularities that required restatement resulting primarily from (1) inappropriate accumulation of reserves and/or accrued liabilities associated with land development and house costs (“Inventory Reserves”) and the subsequent improper release of such reserves and accrued liabilities and (2) inaccurate revenue recognition with respect to certain model home sale-leaseback transactions (“Model Home Sale-Leaseback”). In conjunction with the restatement of the items above, we also made corresponding capitalized interest, capitalized indirect costs and income tax adjustments to our unaudited condensed consolidated financial statements (included in the “Other” and “Provision for Tax” columns) as these balances were impacted by the aforementioned adjustments. We also made other adjustments to our unaudited condensed consolidated financial statements relating to corrections of accouting and financial reporting errors and/or irregularities, some errors previously identified, but historically not considered to be material to require correction, and some errors and irregularities discovered as part of the restatement process, consisting of (1) reclassifying model home furnishings and sales office leasehold improvements from owned inventory to property, plant and equipment, net in the amounts of $50.5 million at December 31, 2006 and $47.0 million at September 30, 2006; (2) reclassifying depreciation and amortization of model home furnishings and sales office leasehold improvements from home construction and land sales expenses to depreciation and amortization in the amount of $5.0 million and $6.6 million for the quarters ended December 31, 2006 and 2005, respectively; (3) recognizing total revenue ($4.5 million) and home construction and land sales expenses ($3.2 million) for the three months ended December 31, 2005 related to inappropriate revenue recognition timing in the 2005 fiscal year and the fiscal 2006 first and second quarters for certain home closings in California; (4) reclassifying the results of operations from our title services from other income, net ($1.6 million) to total revenue ($2.3 million) and selling, general and administrative (“SG&A”) expenses ($0.7 million) for the quarter ended December 31, 2005; (5) reclassifying $5.0 million from restricted cash at September 30, 2006 to cash and cash equivalents as such amount was determined not to be restricted; (6) increasing inventory impairment charges by $20.4 million for the quarter ended December 31, 2006 for the impact on inventory balances as a result of the aforementioned inventory adjustments and the correction of certain capitalized interest and indirect cost inputs into the cash flow models used to assess and calculate the inventory impairments; (7) certain other miscellaneous immaterial adjustments; and (8) the related tax effects of the adjustments described in (1) through (7) above. The accounting and financial reporting errors and irregularities identified as part of the Investigation and subsequent restatement preparation are described and summarized as follows:

Accounting for Reserves and Other Accrued Liabilities
Reserves and other accrued liabilities, relating primarily to land development costs and costs to complete on closed homes (“Inventory Reserves”) were recorded in prior accounting periods in excess of amounts that would have been appropriate under GAAP. The Investigation uncovered the accumulation of reserves and other accrued liabilities in the earlier periods affected by the restatement that were partially and improperly released into income during fiscal 2006.

Model Home Sale-Leaseback Accounting
During the course of the Investigation, we also identified the existence of a continuing interest in the potential appreciation of model homes sold in certain sale-leaseback transactions to investors. Due to this continuing interest, these model home transactions did not qualify for sale-leaseback accounting and, instead, should have been accounted for as financing transactions in accordance with GAAP. The restatement of these transactions primarily relate to timing differences that have had and will have the effect of shifting revenue and income from the date of the original transaction to the future period in which the “leases” are terminated.

Summary of the Effect of the Restatement of the Company’s Financial Statements
The following tables set forth the effect of the restatement of the Company’s Unaudited Condensed Consolidated Balance Sheets as of December 31, 2006 and September 30, 2006 and its Unaudited Condensed Consolidated Statements of Operations and Cash Flows for the quarters ended December 31, 2006 and 2005 (in thousands):

Condensed Consolidated Balance Sheet	As of December 31, 2006
		Adjustments
	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	As Restated
Accounts receivable	$78,834	$-	$-	$4,476	$83,310
Income tax receivable	-	-	-	8,435	8,435
Owned inventory	3,000,533	52,972	94,963	(85,841)	3,062,627
Total inventory	3,574,361	52,972	94,963	(85,841)	3,636,455
Deferred tax assets	95,062	-	-	21,121	116,183
Property, plant and equipment, net	28,066	-	-	50,546	78,612
Other assets	113,439	-	2,179	(1)	115,617

Total assets	4,313,348	52,972	97,142	(1,264)	4,462,198

Trade accounts payable	86,865	-	-	26	86,891
Other liabilities	404,622	13,448	-	11,030	429,100
Model home financing obligations	-	-	116,699	-	116,699
Total liabilities	2,665,867	13,448	116,699	11,056	2,807,070
Paid in capital	536,928	-	-	950	537,878
Retained earnings	1,300,048	39,524	(19,557)	(13,270)	1,306,745
Total stockholders’ equity	1,647,481	39,524	(19,557)	(12,320)	1,655,128
Total liabilities and stockholders’ equity	4,313,348	52,972	97,142	(1,264)	4,462,198

Condensed Consolidated Balance Sheet	As of September 30, 2006
		Adjustments
	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	As Restated
Cash and cash equivalents	$162,570	$-	$-	$5,000	$167,570
Restricted cash	9,873	-	-	(5,000)	4,873
Accounts receivable	333,571	-	-	4,462	338,033
Owned inventory	3,048,891	50,533	92,971	(55,374)	3,137,021
Total inventory	3,520,332	50,533	92,971	(55,374)	3,608,462
Investments in unconsolidated joint ventures	122,799	-	-	2,000	124,799
Deferred tax assets	59,842	-	-	11,502	71,344
Property, plant and equipment, net	29,465	-	-	46,989	76,454
Other assets	107,454	-	2,158	(1)	109,611
Total assets	4,559,431	50,533	95,129	9,578	4,714,671

Trade accounts payable	141,131	-	-	(1,123)	140,008
Other liabilities	547,014	10,350	-	390	557,754
Model home financing obligations	-	-	117,079	-	117,079
Total liabilities	2,857,508	10,350	117,079	(733)	2,984,204
Paid in capital	528,376	-	-	950	529,326
Retained earnings	1,362,958	40,183	(21,950)	9,361	1,390,552
Total stockholders’ equity	1,701,923	40,183	(21,950)	10,311	1,730,467
Total liabilities and stockholders’ equity	4,559,431	50,533	95,129	9,578	4,714,671

Condensed Consolidated Statements of Operations
	Quarter Ended December 31, 2006
		Adjustments
	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	Provision for Tax	Reclass	As Restated
Total revenue	$803,014	$-	$(479)	$-	$-	$-	$802,535
Home construction and land sales expenses	661,982	659	(366)	2,878	-	-	665,153
Inventory impairments and option contract abandonments	119,923	-	-	20,444	-	-	140,367
Gross profit (loss)	21,109	(659)	(113)	(23,322)	-	-	(2,985)

Selling, general and administrative expenses	115,368	-	(2,506)	6,605	-	(2,551)	116,916
Depreciation and amortization	-	-	-	5,007	-	2,551	7,558
Operating loss	(94,259)	(659)	2,393	(34,934)	-	-	(127,459)
Equity in loss of unconsolidated joint ventures	(2,360)	-	-	-	-	-	(2,360)
Other income, net	1,993	-	-	168	-	-	2,161
Loss before taxes	(94,626)	(659)	2,393	(34,766)	-	-	(127,658)
Benefit for income taxes	(35,620)				(12,135)		(47,755)
Net loss	$(59,006)						$(79,903)

Earnings per share - basic	$(1.54)						$(2.09)
Earnings per share - diluted	$(1.54)						$(2.09)

Condensed Consolidated Statements of Operations
	Quarter Ended December 31, 2005
		Adjustments
	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	Provision for Tax	Reclass	As Restated
Total revenue	$1,105,616	$-	$(26,909)	$6,801	$-	$-	$1,085,508
Home construction and land sales expenses	829,859	283	(18,603)	(5,764)	-	-	805,775
Inventory impairments and option contract abandonments	2,927	-	-	-	-	-	2,927
Gross profit	272,830	(283)	(8,306)	12,565	-	-	276,806

Selling, general and administrative expenses	133,078	-	-	811	-	(2,442)	131,447
Depreciation and amortization	-	-	-	6,699	-	2,442	9,141
Operating income	139,752	(283)	(8,306)	5,055	-	-	136,218
Equity in income of unconsolidated joint ventures	352	-	-	-	-	-	352
Other income, net	4,103	-	-	(1,688)	-	-	2,415
Income before taxes	144,207	(283)	(8,306)	3,367	-	-	138,985
Provision for income taxes	54,294				(1,928)		52,366
Net income	$89,913						$86,619

Earnings per share - basic	$2.20						$2.11
Earnings per share - diluted	$2.00						$1.93

Condensed Consolidated Statements of Cash Flows	Quarter Ended December 31, 2006
	As Previously Reported	Adjustments	As Restated
Net loss	$(59,006)	(20,897)	$(79,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,551	5,007	7,558
Inventory impairments and option contract abandonments	119,923	20,444	140,367
Deferred income tax benefit	(35,220)	(9,619)	(44,839)
Changes in operating assets and liabilities:
Decrease in accounts receivable	254,737	(14)	254,723
Increase in income tax receivable	-	(8,435)	(8,435)
Increase in inventory	(84,471)	4,861	(79,610)
Increase in other assets	(5,915)	(21)	(5,936)
Increase in trade accounts payable	(54,266)	1,149	(53,117)
Increase in other liabilities	(147,819)	16,469	(131,350)
Other changes	1,651	(260)	1,391
Net cash provided by operating activities	71,298	8,684	79,982

Capital expenditures	(2,682)	(8,304)	(10,986)
Changes in restricted cash	5,174	(5,000)	174
Cash flows used in investing activities	(5,345)	(13,304)	(18,649)
Borrowings under model home financing obligations	-	1,444	1,444
Repayment of model home financing obligations	-	(1,824)	(1,824)
Net cash used in financing activities	(78,238)	(380)	(78,618)
Decrease in cash and cash equivalents	(12,285)	(5,000)	(17,285)
Cash and cash equivalents at beginning of period	162,570	5,000	167,570

Condensed Consolidated Statements of Cash Flows

	Quarter Ended December 31, 2005
	As Previously Reported	Adjustments	As Restated
Net income	$89,913	$(3,294)	$86,619
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,442	6,699	9,141
Deferred income tax provision	9,320	(2,586)	6,734
Changes in operating assets and liabilities:
Decrease in accounts receivable	34,623	(3,157)	31,466
Increase in inventory	(276,080)	(17,367)	(293,447)
Increase in other assets	(26,722)	(443)	(27,165)
Increase in other liabilities	(100,125)	2,986	(97,139)
Other changes	170	(30)	140
Net cash used in operating activities	(285,175)	(17,192)	(302,367)

Capital expenditures	(4,732)	(9,717)	(14,449)
Cash flows used in investing activities	(22,980)	(9,717)	(32,697)

Borrowings under model home financing obligations	-	26,909	26,909
Net cash provided by financing activities	23,206	26,909	50,115
Decrease in cash and cash equivalents	(284,949)	-	(284,949)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview and Outlook. The homebuilding environment continued to deteriorate throughout fiscal 2007 as consumer confidence declined, the availability of home mortgage credit tightened significantly and the economy began to slow down. In addition, the supply of new and resale homes in the marketplace remained excessive for the levels of consumer demand. These pressures in the marketplace resulted in the use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels. We believe that the homebuilding market will remain challenging throughout fiscal 2008. In addition, as a result of the various ongoing investigations and litigation discussed herein and the issues relating thereto, we have been the subject of continuing negative publicity. This negative publicity has contributed to significant declines in the prices of our publicly traded securities. We believe this negative publicity has also discouraged and may continue to discourage a number of potential homebuyers from purchasing a home from us and has adversely affected our relationships with certain of our partners, such as land sellers, contractors and suppliers. Continuing negative publicity could continue to have a material adverse effect on our business and the market price of our publicly traded securities.

We have responded to this challenging environment with a disciplined approach to the business with continued reductions in direct costs, overhead expenses and land spending. We have limited our supply of unsold homes under construction and have focused on the generation of cash from our existing inventory supply as we strive to align our land supply and inventory levels to current expectations for home closings.

In response to these market conditions, we have modified our operating strategy and implemented new policies and procedures. These changes include reducing direct costs, overhead expenses and investments in land, and intensely focusing on sales and marketing efforts to reduce unsold home inventories. These initiatives are aimed at generating cash in the near term as the timing of a market recovery in housing is currently uncertain.

Long-Term Business Strategy. We have developed a long-term business strategy which focuses on the following elements in order to provide a wide range of homebuyers with quality homes while generating returns on our invested capital over the course of a housing cycle:

Geographic Diversification in Growth Markets. We compete in a large number of geographically diverse markets in an attempt to reduce our exposure to any particular regional economy. Within these markets, we build homes in a variety of projects. We continually review our selection of markets based on both aggregate demographic information and our operating results. We use the results of these reviews to re-allocate our investments to those markets where we believe we can maximize our return on capital over the next several years.

Diversity of Product Offerings. Our product strategy entails addressing the needs of an increasingly diverse profile of home buyers. Within each of our markets we determine the profile of buyers we hope to address and design neighborhoods and homes with the specific needs of those buyers in mind. Depending on the market, we attempt to address one or more of the following types of home buyers: entry-level, move-up, luxury or retirement-oriented. The targeted buyer profiles are further refined by information about their marital and family status, employment, age, affluence and special interests. Recognizing that our customers want to choose certain components of their new home, we offer limited customization through the use of design studios in most of our markets. These design studios allow the customer to select certain non-structural customizations for their homes such as cabinetry, flooring, fixtures, appliances and wall coverings.

Consistent Use of National Brand. Our homebuilding and marketing activities are conducted under the name of Beazer Homes in each of our markets. We adopted the strategy of a single brand name across our markets in 2003 in order to better leverage our national and local marketing activities. Using a single brand has allowed us to execute successful national marketing campaigns and has accelerated our adoption of emerging online marketing practices.

Operational Scale Efficiencies. Beyond marketing advantages, we attempt to create both national and local scale efficiencies as a result of the scope of our operations. On a national basis we are able to achieve volume purchasing advantages in certain product categories, share best practices in construction, planning and design among our markets and leverage our fixed costs in ways that improve profitability. On a local level, while we are not generally the largest builder within our markets, we do attempt to be a major participant within our selected submarkets and targeted buyer profiles. There are further design, construction and cost advantages associated with having strong market positions within particular markets.

Balanced Land Policies. We seek to maximize our return on capital by carefully managing our investment in land. To reduce the risks associated with investments in land, we often use options to control land. We generally do not speculate in land which does not have the benefit of entitlements providing basic development rights to the owner.

Subsequent Developments. We have also undertaken a comprehensive review of each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entailed an evaluation of both external market factors and our position in each market and has resulted in the decision to discontinue homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH and Lexington, KY which was announced on February 1, 2008. We intend to complete an orderly exit from each of these markets and remain committed to our remaining customer care responsibilities. We have committed to complete all homes under construction in these markets and are in the process of marketing the remaining land positions for sale. While the underlying basis for exiting each market was different, in each instance we concluded we could better serve shareholder interests by re-allocating the capital employed in these markets. As of December 31, 2006, these markets represented less than 5% of the Company’s total assets.

Historically, we had addressed our homebuyers’ desire for a simple financing process by offering mortgage financing through our subsidiary Beazer Mortgage Corporation (“Beazer Mortgage”). Beazer Mortgage generally did not retain or service the mortgages that it brokered. During the quarter ended December 31, 2006, Beazer Mortgage also financed certain of our mortgage lending activities with borrowings under a warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors.

On February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender relationship with a national mortgage provider. This exclusive relationship will continue to offer our homebuyers the option of a simplified financing process while enabling us to focus on our core competency of homebuilding. Our decision to exit the mortgage origination business was related to the problems identified by the Audit Committee’s investigation of our mortgage origination practices, the growing complexity and cost of compliance with national, state and local lending rules, and the retrenchment among mortgage capital sources which has had the effect of reducing the profitability of many mortgage brokerage activities. We expect to report our mortgage origination business as a discontinued operation beginning with our second quarter of fiscal 2008.

Seasonal and Quarterly Variability. Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, during fiscal 2007, we continued to experience challenging conditions in most of our markets which contributed to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations.

Reportable Business Segments. We design, sell and build single-family and multi-family homes in the following geographic regions which are presented as reportable segments. Those remaining homebuilding operations not separately reportable as segments are included in “Other”:

West	Mid-Atlantic	Florida	Southeast	Other
Arizona California Nevada New Mexico	Delaware Maryland New Jersey New York Pennsylvania Virginia West Virginia	Florida	Georgia Nashville, TN North Carolina South Carolina	Colorado Indiana Kentucky Memphis, TN Ohio Texas

Financial Services. Historically, we have addressed our homebuyers’ desire for a simple financing process by offering mortgage financing through our subsidiary Beazer Mortgage in all of our markets. We also provide title services to our customers in many of our markets. Financial Services operations are a reportable segment.

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

Restatement of Financial Statements. The independent investigation initiated in April 2007 by the Audit Committee of the Board of Directors has identified accounting and financial reporting errors and irregularities resulting in the restatement of certain of our consolidated financial statements. The accounting and financial reporting errors and irregularities related to accounting for land development costs, homebuilding costs to complete and model home sale-leaseback transactions, among other items.

As a result of these errors and irregularities, and for the purpose of the financial statements included in this Form 10-Q/A, we have restated our unaudited condensed consolidated balance sheets as of December 31, 2006 and September 30, 2006 and the unaudited condensed consolidated statements of operations and cash flows, including related disclosures, for the quarters ended December 31, 2006 and 2005. The cumulative effect of the errors and irregularities attributable to periods prior to October 1, 2005 have been reflected in the Unaudited Condensed Consolidated Balance Sheet as an adjustment to retained earnings at September 30, 2006.

The financial information within the following Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the effects of the restatement as more fully described in Note 12, “Restatement of Condensed Consolidated Financial Statements” to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q/A. The impact of the restatement adjustments was a $20.9 million increase to the net loss for the three months ended December 31, 2006 and a $3.3 million reduction of net income for the three months ended December 31, 2005.

We have implemented additional internal controls over the selection, application and monitoring of appropriate accounting policies. We also terminated our former Chief Accounting Officer who we believe may have caused, or allowed to cause, the internal control breakdowns. We have recently hired an experienced Chief Accounting Officer and have engaged accounting consultants for input in financial reporting matters. See Item 4 – Controls and Procedures for additional information.

Mortgage Origination Issues. The Investigation found evidence that employees of the Company’s Beazer Mortgage Corporation (“Beazer Mortgage”) subsidiary violated certain federal and/or state regulations, including U.S. Department of Housing and Urban Development (“HUD”) regulations. Areas of concern uncovered by the Investigation include: down payment assistance programs; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate.

We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. See Note 8 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q/A for additional discussion of this matter. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of December 31, 2006.

Recent Accounting Pronouncements. In 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position, if a tax return position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of our fiscal year ending September 30, 2008, with the cumulative effect of the change recorded as an adjustment to retained earnings. We estimate that the cumulative effect upon adoption of FIN 48 will decrease retained earnings by approximately $ 10 million.

On November 29, 2006, the FASB ratified EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums. The EITF states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. The adoption of EITF 06-8 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations. SFAS 141R amends and clarifies the accounting guidance for the acquirer’s recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests of an acquiree in a business combination. SFAS 141R is effective for our fiscal year ended September 30, 2009. We do not expect the adoption of SFAS 141R to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 includes provisions that require expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of certain non-financial assets and liabilities to fiscal periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial condition and results of operations; however, it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits companies to measure certain financial instruments and other items at fair value. SFAS 159 is effective for our fiscal year beginning October 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial condition and results of operations; however, it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51. SFAS 160 requires that a noncontrolling interest (formerly minority interest) in a subsidiary be classified as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be included in the consolidated financial statements. SFAS 160 is effective for our fiscal year beginning October 1, 2009 and its provisions will be applied retrospectively upon adoption. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial condition and results of operations.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 110 which expresses the views of the Staff regarding the use of the “simplified” method (the mid-point between the vesting period and contractual life of the option) for “plain vanilla” options in accordance with SFAS 123R. SAB 110 will allow the use of the “simplified” method beyond December 31, 2007 under certain conditions including a company’s inability to rely on historical exercise data. We are currently evaluating the impact of adopting SAB 110 on our consolidated financial condition and results of operations.

RESULTS OF OPERATIONS:

	Three Months Ended December 31,
($ in thousands)	2006	2005
Revenues:
Homebuilding (a)	$781,517	$1,050,960
Land and lot sales	12,667	24,955
Financial Services	11,743	13,358
Intercompany elimination	(3,392)	(3,765)
Total	$802,535	$1,085,508

Gross (loss) profit:
Homebuilding (b)	$(18,792)	$263,746
Land and lot sales	4,064	(298)
Financial Services	11,743	13,358
Total	$(2,985)	$276,806

Depreciation and amortization	$7,558	$9,141

Selling, general and administrative (SG&A) expenses:
Homebuilding	$108,533	$120,188
Financial Services	8,383	11,259
Total	$116,916	$131,447

As a percentage of total revenue:
Gross Margin	-0.4%	25.5%
SG&A - homebuilding	13.5%	11.1%
SG&A - Financial Services	1.0%	1.0%

Effective tax rate	37.4%	37.7%

(a)
Homebuilding revenues for the three months ended December 31, 2006 include $27.7 million of net revenue previously deferred in accordance with SFAS 66 for certain homes with mortgages originated by Beazer Mortgage for which the sale of the related mortgage loan to a third-party investor had not been completed as of the balance sheet date.

(b)
Homebuilding gross loss for the three months ended December 31, 2006 includes $115.2 million of inventory impairment charges and $25.2 million of charges related to the abandonment of lot option agreements. Homebuilding gross profit for the three months ended December 31, 2005 includes $2.9 million of charges related to the abandonment of lot option agreements.

Revenues: Revenues decreased by 26.1% for the three months ended December 31, 2006 from the same period in the prior year as the number of homes closed decreased by 29.1%, offset slightly by an increase in the average selling price of homes closed of 0.9%. Home closings decreased most significantly in our Florida and Mid-Atlantic regions, and in parts of the West region, most notably in Nevada. Moderation of demand and higher rate of cancellations compared to last year resulted in decreased closings throughout most of our regions.

In addition, we had approximately $12.7 million of land and lot sales in the three months ended December 31, 2006 compared to $25.0 million in the three months ended December 31, 2005 as we continued to review opportunities to minimize underperforming investments and reallocate funds to investments that will optimize overall returns.

Gross Margin: Gross margin for the three months ended December 31, 2006 was -0.4% and was significantly impacted by reduced revenues, a $19.5 million increase in sales incentives as given to customers and non-cash, pretax charges of $25.2 million to abandon land option contracts and $115.2 million of recognized inventory impairments. Gross margin for the three months ended December 31, 2005 was 25.5%.

Selling, General and Administrative Expense: Selling, general and administrative expense (SG&A) totaled $116.9 million and $131.4 million for the three months ended December 31, 2006 and 2005, respectively. The decrease in SG&A expense for the three months ended December 31, 2006 compared to the same period of the prior year related to lower salary expense as a result of the realignment of our overhead structure and lower sales commissions related to decreased revenues.  SG&A expense as a percentage of total revenue for the three months ended December 31, 2006 increased to 14.6% from 12.1% in the prior year due to the impact of reduced revenues on fixed overhead expenses.

SEGMENT ANALYSIS ($ in thousands)

Homebuilding Revenue and Average Selling Price. The table below summarizes homebuilding revenue and the average selling prices of our homes by reportable segment ($ in thousands) for the quarters ended December 31, 2006 and 2005:

	Homebuilding Revenues			Average Selling Price
	2006	2005	Change	2006	2005	Change
West	$286,956	$358,207	-19.9%	$373.7	$358.6	4.2%
Mid-Atlantic	91,266	191,909	-52.4%	451.1	441.2	2.2%
Florida	91,245	142,544	-36.0%	335.9	303.9	10.5%
Southeast	154,935	170,981	-9.4%	222.2	203.8	9.0%
Other	157,115	187,319	-16.1%	192.9	184.9	4.3%
Total	$781,517	$1,050,960	-25.6%	$282.5	$279.9	0.9%

Homebuilding revenues decreased for the three months ended December 31, 2006 compared to the same period of the prior year due to decreased closings in the majority of our markets, related to reduced demand and a higher rate of cancellations. Specifically, homebuilding revenues in the West region decreased by 19.9% driven by decreased closings across most of our markets totaling 27.0%. These decreased closings were offset slightly by price increases of 4.2% primarily related to product mix and additional upgrades elected by homeowners. Homebuilding revenues in the Mid-Atlantic decreased by 52.4% impacted by decreased closings and increased cancellations driven by excess capacity in the resale markets as investors continued to divest of prior home purchases and potential homebuyers have difficulty selling their existing homes. Home closings in the Florida region decreased by 47.5% due to softening market conditions and increased competition primarily in our Tampa and Jacksonville markets, driving a decrease in revenue of 36.0% for the three months ended December 31, 2006 compared to the comparable period of fiscal 2006. Price increases in our Florida region were due to product mix and market dispersion. Revenues in our Southeast region decreased 9.4% compared to the prior year as increased prices impacted by product mix throughout the region partially offset a 18.8% decrease in closings. Revenues in all markets in our Other homebuilding region decreased, with the exception of Texas, due to decreased closings.

Land and Lot Sales Revenue. The table below summarizes land and lot sales revenues by reportable segment ($ in thousands) for the quarters ended December 31, 2006 and 2005:

Land and Lot Sales Revenues
	2006	2005	Change
West	$10,950	$5,812	88.4%
Mid-Atlantic	-	-	n/a
Florida	-	-	n/a
Southeast	677	129	424.8%
Other	1,040	19,014	-94.5%
Total	$12,667	$24,955	-49.2%

We generated revenues from land and lot sales of $11.0 million in our West segment during the first quarter of fiscal 2007, as we continued to evaluate and reduce our investments to optimize overall returns. Land and lot sales in the first quarter of fiscal 2006 primarily related to our decision to sell certain underperforming investments in Indiana.

Gross Profit (Loss). Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges). The following table sets forth our homebuilding gross profit (loss) and gross margin by reportable segment and total gross profit (loss) and gross margin ($ in thousands) for the quarters ended:

	December 31, 2006		December 31, 2005
	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin
Homebuilding
West	$(1,036)	-0.4%	$95,230	26.6%
Mid-Atlantic	3,645	4.0%	64,796	33.8%
Florida	(20,256)	-22.2%	43,148	30.3%
Southeast	27,146	17.5%	34,790	20.3%
Other	4,300	2.7%	26,776	14.3%
Corporate & Unallocated	(32,591)		(994)
Total Homebuilding	(18,792)	-2.4%	263,746	25.1%
Land and Lot Sales	4,064		(298)
Financial Services	11,743		13,358
Total	$(2,985)	-0.4%	$276,806	25.5%

The decrease in gross profit and operating income across all regions is primarily due to deteriorating market conditions, increase in sales incentives, and the impact of charges related to inventory impairments and the abandonment of certain option contracts.

Corporate and unallocated: Corporate and unallocated costs above include the amortization of capitalized interest and indirect construction costs. The increase in corporate and unallocated costs relates primarily to an increase in capitalized inventory amortization due to lower inventories and lower costs incurred and the impairment of capitalized interest and indirect costs.

Land and Lot Sales Gross Profit (Loss). The table below summarizes land and lot sales gross profit (loss) by reportable segment ($ in thousands) for the quarters ended December 31, 2006 and 2005:

Land and Lot Sales Gross Profit (Loss)
	2006	2005
West	$4,322	$48
Mid-Atlantic	-	-
Florida	-	-
Southeast	27	(46)
Other	(285)	(300)
Total	$4,064	$(298)

The increase in land and lot sales gross profit from fiscal 2006 is primarily related to the 88% increase in land and lot sales revenue in our West segment.

Inventory Impairments. The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded for the fiscal quarters ended December 31, 2006 and 2005 (in thousands):

	Quarter Ended December 31,
	2006	2005
Development projects and homes in process (Held for Development)
West	$50,423	$-
Mid-Atlantic	11,170	-
Florida	34,632	-
Southeast	2,673	-
Other	8,940	-
Unallocated	7,354	-
Subtotal	$115,192	$-

Lot Option Abandonments
West	$2,756	$349
Mid-Atlantic	2,287	163
Florida	10,511	118
Southeast	961	179
Other	8,660	2,118
Subtotal	$25,175	$2,927
Total	$140,367	$2,927

The inventory impaired during the quarter ended December 31, 2006 represented 3,069 lots in 44 communities with an estimated fair value of $265.8 million. The impairments recorded on our held-for-development inventory, for all segments, primarily resulted from the significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. Our West and Florida segments experienced the most significant amount of inventory impairments as compared to our other homebuilding segments. Our West and Florida segments comprise approximately 25% and 12%, respectively, of our total land and lots owned as of December 31, 2006 and approximately 37% and 12%, respectively, of the dollar value of our held for development inventory as of December 31, 2006. In addition, our homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was driven in large part by speculative purchases and the availability of mortgage credit during those time periods which are no longer present in the marketplace. The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale.

The impairments recorded in our other homebuilding segments are primarily as a result of continued price competition brought on by the significant increase in new and resale home inventory during the quarter ended December 31, 2006 that has resulted in increased sales incentives and home sales price declines as we attempt to increase new orders and generate cash to the Company.

In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns and any capitalized costs. The total abandonments recorded for the three months ended December 31, 2006 were $25.2 million which represented 26 communities with the Florida and our Other Homebuilding segments comprising 41.8% and 34.4%, respectively, of the abandonments.

Unit Data by Segment

	New Orders, net			Closings			Backlog at December 31,
	2006	2005	Change	2006	2005	Change	2006	2005	Change
West	443	1,048	-57.7%	729	999	-27.0%	889	3,082	-71.2%
Mid-Atlantic	238	265	-10.2%	200	435	-54.0%	615	1,023	-39.9%
Florida	93	647	-85.6%	246	469	-47.5%	355	1,437	-75.3%
Southeast	465	845	-45.0%	681	839	-18.8%	1,105	1,760	-37.2%
Other	544	977	-44.3%	808	1,013	-20.2%	1,257	1,997	-37.1%
Total	1,783	3,782	-52.9%	2,664	3,755	-29.1%	4,221	9,299	-54.6%

New Orders, net: New orders, net of cancellations, decreased 52.9% to 1,783 units during the three month period ended December 31, 2006, compared to 3,782 units for the same period in the prior year related to weaker market conditions resulting in reduced demand and higher cancellations compared to the extremely high number of new orders received in the first quarter of last fiscal year. Specifically, for the quarter ended December 31, 2006, we experienced a cancellation rate of 43.1% compared to 26.8% in the same period of the prior year. This higher cancellation rate in fiscal 2007 also reflects the challenging market environment including the inability of many potential homebuyers to sell their existing homes.

Backlog: The aggregate dollar value of homes in backlog at December 31, 2006 of $1.29 billion decreased 53.7% from $2.79 billion at December 31, 2005, related to a decrease in the number of homes in backlog from 9,299 units at December 31, 2005 to 4,221 units at December 31, 2006. The decrease in the number of homes in backlog across all of our markets is driven primarily by the aforementioned market weakness, lower new orders and higher rate of cancellations.

Financial Services: Our capture rate (the percentage of mortgages we originate as a percentage of homes closed) of mortgages originated for customers of our homebuilding business, which is the most significant source of revenue in this segment, remained relatively flat for the three months ended December 31, 2006 compared to December 31, 2005. All costs related to Financial Services are included in selling, general and administrative expenses. Operating income for Financial Services decreased for the three months ended December 31, 2006 from the comparable period of 2005 due primarily to decreased mortgage originations.

	Three Months Ended December 31,
	2006	2005	Change
Number of mortgage originations	1,689	2,475	(31.8)%
Capture rate	63.4%	65.9%	-250 bps
Revenues	$11,743	$13,358	(12.1)%
Operating income	$3,230	$1,992	62.1%

FINANCIAL CONDITION AND LIQUIDITY:
Our sources of cash liquidity include, but are not limited to, cash from operations, amounts available under credit facilities, proceeds from senior notes and other bank borrowings, the issuance of equity securities and other external sources of funds. Our short-term and long-term liquidity depend primarily upon our level of net income, working capital management (accounts receivable, accounts payable and other liabilities) and bank borrowings. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures and working capital requirements, scheduled debt payments, and interest and tax obligations for the next twelve months. However, any material variance of our operating results or land acquisitions from our projections or investments in or acquisitions of businesses could require us to obtain additional equity or debt financing. Long-term, we plan to use cash generated to invest in growing the business and/or to reduce our levels of debt. We have suspended our dividend payments and share repurchase program and any resumption of such programs will be at the discretion of the Board of Directors.

At December 31, 2006, we had cash and cash equivalents of $150.3 million, compared to $167.6 million at September 30, 2006. The decrease in cash was due to the $80.0 million provided by operating activities relating primarily to the reduction in inventory and accounts receivable offset by the repayment of borrowings under our warehouse line and decreases in other payables and accrued liabilities, both related to a lower number of closings and new orders, net of cancellations. Our net cash provided by operating activities for the quarter ended December 31, 2006 was $80.0 million compared to $302.4 million of cash used in operating activities in the quarter ended December 31, 2005. Based on the applicable year’s closings, as of December 31, 2006, our land bank includes a 4.8 year supply of land/lots for future development compared to a 5.7 year supply as of December 31, 2005. The years’ supply in land bank decreased as of December 31, 2006 when compared to December 31, 2005 primarily due to the decline in the lots in the ending land bank as of December 31, 2006. As the homebuilding market declined, we were successful in significantly reducing our land bank through the abandonment of lot option contracts, the sale of land assets not required in our homebuilding program and through the sale of new homes with only 2.4 years of owned land and lots for future homebuilding activities as of December 31, 2006. The decrease in land bank from December 31, 2005 to December 31, 2006 related to our decision to eliminate non-strategic positions to align our land supply with our expectations for future home closings. Net cash used in investing activities was $18.6 million for the quarter ended December 31, 2006 compared to $32.7 million for the comparable period of fiscal 2006, as we invested in unconsolidated joint ventures, albeit to a lesser extent, to support our land acquisition strategy and model and sales office improvements to support our marketing efforts.

Net cash used in financing activities was $78.6 million for the three months ended December 31, 2006 related primarily to the net repayments of the Warehouse Line due to the reduction in new orders and the related new originations. Net cash provided by financing activities was $50.1 million for the three months ended December 31, 2005 as proceeds from stock option exercises, increased book overdrafts and net borrowings under our Revolving Credit Facility and model home financing obligations more than offset $67.0 million of common stock repurchases.

At December 31, 2006 we had the following borrowings (in thousands):

	Maturity Date	December 31, 2006
Warehouse Line	February 2007	$18,332
Revolving Credit Facility	August 2009	-
8 5/8% Senior Notes*	May 2011	200,000
8 3/8% Senior Notes*	April 2012	350,000
6 1/2% Senior Notes*	November 2013	200,000
6 7/8% Senior Notes*	July 2015	350,000
8 1/8% Senior Notes*	June 2016	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000
Junior subordinated notes	July 2036	103,093
Other secured notes payable	Various Dates	111,319
Model home financing obligations	Various Dates	116,699
Unamortized debt discounts		(3,457)
Total		$1,900,986
* Collectively, the “Senior Notes”

Warehouse Line – Effective January 11, 2006, Beazer Mortgage, our wholly-owned subsidiary, entered into a 364-day credit agreement with a number of banks to fund the origination of residential mortgage loans (the “Warehouse Line”). The Warehouse Line provided for a maximum available borrowing capacity of $250 million to $350 million based on commitment periods, as defined in the Warehouse Line, and was secured by certain mortgage loan sales and related property. Effective February 7, 2007, Beazer Mortgage amended Warehouse Line to extend its maturity date to February 8, 2008 and modify the maximum available borrowing capacity to $100 million, subject to compliance with the mortgage loan eligibility requirements as defined in the Warehouse Line, and was secured by certain mortgage loan sales and related property. The Warehouse Line was entered into with a number of banks to fund the origination of residential mortgage loans. The maximum available borrowing capacity was subsequently reduced through amendments down to $17 million as of September 30, 2007. The Warehouse Line was not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility. In the second quarter of fiscal 2006, Beazer Mortgage began financing a portion of its mortgage lending activities with borrowings under the Warehouse Line. Borrowings under the Warehouse Line were $18.3 million and bore interest at 6.3% per annum as of December 31, 2006. Beazer Mortgage had a pipeline of loans in process of approximately $729 million as of December 31, 2006 which were financed either through the Warehouse Line or with third party investors. Effective November 14, 2007, we terminated the Warehouse Line.

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

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable. There were no borrowings outstanding under the Revolving Credit Facility at December 31, 2006 or September 30, 2006; however, we had $143.7 million and $145.6 million of letters of credit outstanding under the Revolving Credit Facility at December 31, 2006 and September 30, 2006, respectively. At December 31, 2006, we had available borrowings of $338.2 million under the Revolving Credit Facility.

In July 2007, we replaced our Revolving Credit Facility with a new $500 million, four-year unsecured revolving credit facility with a group of banks (the “New Revolving Credit Facility”), which matures in 2011 and has a $350 million sublimit for the issuance of standby letters of credit. We have the option to elect two types of loans under this New Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Revolving Credit Facility).

On October 10, 2007, we entered into a waiver and amendment of our New Revolving Credit Facility, waiving events of default through May 15, 2008 under the facility arising from our failure to file or deliver reports or other information we would be required to file with the SEC and our decision to restate our financial statements. Under this and the October 26, 2007 amendments, any obligations under the New Revolving Credit Facility will be secured by certain assets and our ability to borrow under this facility is subject to satisfaction of a secured borrowing base. We are permitted to grow the borrowing base by adding additional cash and/or real estate as collateral securing the New Revolving Credit Facility. In addition, we obtained additional flexibility with respect to our financial covenants in the New Revolving Credit Facility.

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

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At December 31, 2006, under the most restrictive covenants of each indenture, approximately $219.6 million of our retained earnings was available for cash dividends and for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

In March 2007, we voluntarily repurchased $10.0 million of our outstanding 8 5/8% Senior Notes and $10.0 million of our outstanding 8 3/8% Senior Notes on the open market. The aggregate purchase price was $20.6 million, or an average of 102.9% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $562,500 pretax loss during the second quarter of fiscal 2007. On March 28, 2007, we repurchased an additional $10.0 million of our outstanding 8 5/8% Senior Notes which were cash settled on April 2, 2007 at a purchase price of $9.85 million, or an average of 98.5% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $150,000 pre-tax gain. Senior Notes purchased by the Company were cancelled.

In June 2006, we issued $275 million of 8 ⅛% Senior Notes due in June 2016. Interest on the 8 1/8% Senior Notes is payable semi-annually. We may redeem these notes at any time, in whole or in part, at a redemption price equal to the principal amount thereof plus an applicable premium, as defined in the 8 1/8% Senior Notes, plus accrued and unpaid interest.

On October 26, 2007, we obtained consents from holders of our Senior Notes to approve amendments of the indentures under which the Senior Notes were issued. These amendments restrict our ability to secure additional debt in excess of $700 million until certain conditions are met and enable us to invest up to $50 million in joint ventures. The consents also provided us with a waiver of any and all defaults under the Senior Notes that may have occurred or may occur on or prior to May 15, 2008 relating to filing or delivering annual and quarterly financial statements. Fees and expenses related to obtaining these consents totaled approximately $21 million.

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

On April 30, 2008, we received a default notice from The Bank of New York Trust Company, National Association, the trustee under the indenture governing these junior subordinated notes. The notice alleges that we are in default under the indenture because we have not yet furnished certain required information (including our annual audited and quarterly unaudited financial statements). The notice further alleges that this default will become an event of default under the indenture if not remedied within 30 days. We expect to be able to cure this default on or before May 15, 2008.

Other Secured Notes Payable - We periodically acquire land through the issuance of notes payable. As of December 31, 2006 and September 30, 2006, we had outstanding notes payable of $111.3 million and $89.3 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 6.75% to 10.00% at December 31, 2006. These notes are secured by the real estate to which they relate. During the first six months of fiscal 2008, we repaid approximately $95 million of these secured notes payable.

Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions previously discussed in Note 12 to the unaudited condensed consolidated financial statements included in Item1, we have recorded $116.7 million and $117.1 million of debt as of December 31, 2006 and September 30, 2006, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 9.83% as of December 31, 2006, and expire at various times through 2015.

Other than the addition of the model home financing obligations discussed above, there were no material changes to our long-term debt and contractual obligations.

Stock Repurchases and Dividends Paid - On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE, or in privately negotiated transactions. We did not repurchase any shares in the open market during the quarter ended December 31, 2006. During the three months ended December 31, 2005, we repurchased 1.0 million shares for an aggregate purchase price of $67.0 million or approximately $66 per share pursuant to the plan. At December 31, 2006, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan. We have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and is unlikely in the foreseeable future.

For the three months ended December 31, 2006 and 2005, we paid quarterly cash dividends of $0.10 per common share, or a total of approximately $3.9 million in 2006 and $4.1 million in 2005. On November 2, 2007, our Board of Directors suspended our dividend payments. The Board concluded that suspending dividends, which will allow us to conserve approximately $16 million of cash annually was a prudent effort in light of the continued deterioration in the housing market.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments – We historically have attempted to control half or more of our land supply through option contracts. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligations with respect to options with specific performance provisions are included in our unaudited condensed consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $356.9 million at December 31, 2006. This amount includes non-refundable letters of credit of approximately $42.2 million. The total remaining purchase price, net of cash deposits, committed under all options was $2.2 billion as of December 31, 2006. Only $23.9 million of total remaining purchase price under such options contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.

We expect to exercise substantially all of our option contracts with specific performance obligations and, subject to market conditions, most of our option contracts without specific performance obligations. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, can have a significant impact on the timing of option exercises or whether land options will be exercised.

We have historically funded the exercise of land options through a combination of operating cash flows and borrowings under our credit facilities. We expect these sources to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our land options will have a material adverse effect on our liquidity.

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIE”s) under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our condensed consolidated balance sheets at December 31, 2006 and September 30, 2006 reflect consolidated inventory not owned of $573.8 million and $471.4 million, respectively. We consolidated $168.2 million and $146.6 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of December 31, 2006 and September 30, 2006, respectively. In addition, as of December 31, 2006 and September 30, 2006, we recorded $405.6 million and $324.8 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements for which our deposits and pre-acquisition development costs exceeded certain thresholds in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $390.1 million at December 31, 2006 and $330.7 million at September 30, 2006. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our condensed consolidated balance sheets include investments in joint ventures totaling $128.2 million and $124.8 million at December 31, 2006 and September 30, 2006, respectively.

Our joint ventures typically obtain secured acquisition and development financing. At December 31, 2006, our unconsolidated joint ventures had borrowings outstanding totaling $774.3 million. In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At December 31, 2006, we had repayment guarantees totaling $22.8 million and loan-to-value maintenance guarantees of $32.9 million related to certain of our unconsolidated joint ventures’ debt (see Notes 4 and 8 to the unaudited condensed consolidated financial statements for additional information regarding our joint ventures and related guarantees).

CRITICAL ACCOUNTING POLICIES:

As discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2007 filed concurrently with this Form 10-Q/A, some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters and relate to inventory valuation, goodwill, homebuilding revenues and costs and warranty reserves. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. There have been no material changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended September 30, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of December 31, 2006, we had $226.7 million of variable rate debt outstanding. Based on our average outstanding borrowings under our variable rate debt at December 31, 2006, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by approximately $2.2 million.

Item 4. Controls and Procedures

Background and Results of Independent Investigation
In April 2007, the Audit Committee of the Board of Directors initiated an independent investigation of our mortgage origination business through independent legal counsel and independent forensic accountants. During the course of this investigation, the Audit Committee determined that our mortgage origination practices related to certain loans in prior periods violated certain applicable federal and/or state origination requirements. During the course of the investigation, the Audit Committee also discovered accounting and financial reporting errors and/or irregularities that required restatement resulting primarily from (1) inappropriate accumulation of reserves and/or accrued liabilities associated with land development and house costs (“Inventory Reserves”) and the subsequent improper release of such reserves and accrued liabilities and (2) inaccurate revenue recognition with respect to certain model home sale-leaseback transactions. In conjunction with the restatement of the items above, we also made corresponding capitalized interest, capitalized indirect costs and income tax adjustments to our unaudited condensed consolidated financial statements as these balances were impacted by the aforementioned adjustments. We also made other adjustments to our unaudited condensed consolidated financial statements relating to corrections of accounting and financial reporting errors, some errors previously identified, but historically not considered to be material to require correction, and some errors and irregularities discovered as part of the restatement process, consisting of (1) reclassifying model home furnishings and sales office leasehold improvements from owned inventory to property, plant and equipment, net in the amounts of $50.5 million at December 31, 2006 and $47.0 million at September 30, 2006; (2) reclassifying depreciation and amortization of model home furnishings and sales office leasehold improvements from home construction and land sales expenses to depreciation and amortization in the amount of $5.0 million and $6.6 million for the quarters ended December 31, 2006 and 2005, respectively; (3) recognizing total revenue ($4.5 million) and home construction and land sales expenses ($3.2 million) for the three months ended December 31, 2005 related to inappropriate revenue recognition timing in the 2005 fiscal year and the fiscal 2006 first and second quarters for certain home closings in California; (4) reclassifying the results of operations from our title services from other income, net ($1.6 million) to total revenue ($2.3 million) and selling, general and administrative (“SG&A”) expenses ($0.7 million) for the quarter ended December 31, 2005; (5) reclassifying $5.0 million from restricted cash at September 30, 2006 to cash and cash equivalents as such amount was determined not to be restricted; (6) increasing inventory impairment charges by $20.4 million for the quarter ended December 31, 2006 for the impact on inventory balances as a result of the aforementioned inventory adjustments and the correction of certain capitalized interest and indirect cost inputs into the cash flow models used to assess and calculate the inventory impairments; (7) certain other miscellaneous immaterial adjustments; and (8) the related tax effects of the adjustments described in (1) through (7) above. See Notes 8 and 12 to the Condensed Consolidated Financial Statements in Part I, Item 1. Financial Statements for further discussion of the restatement issues.

Disclosure Controls and Procedures
At the time of the original filing of our Quarterly Report on Form 10-Q for the period ended December 31, 2006, our management, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Act) as of December 31, 2006 and had concluded that such disclosure controls and procedures were effective.  Subsequent to our original evaluation and as a result of the restatement matters discussed above, management, under the supervision and with the participation of its CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Act), as of the end of period covered by this report. Management concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were not effective primarily because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. In addition, our disclosure controls and procedures not relating to internal control over financial reporting were not sufficiently documented and were not designed to require all accounting and financial employees, and other corporate employees with specific knowledge of, or responsibility for, other disclosures to complete quarterly certifications (management representations).

Based on a number of factors, including the completion of the Audit Committee’s investigation, our internal review that identified revisions to our previously issued financial statements, efforts to remediate the material weaknesses in internal control over financial reporting described below, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the unaudited condensed consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

We have reviewed and are implementing additional disclosure controls and procedures. This includes expanding the Disclosure Committee to include representatives from Operations, Compliance, and Audit and Controls. In addition, a formal Disclosure Committee charter and formal written disclosure controls and procedures will be implemented in the third quarter of fiscal 2008. Further, we are implementing an enhanced quarterly certification (management representation) process that will include not just the signoff by executive management and the business unit executives, but also by managers of the corporate finance departments, senior leadership at the corporate office, and other business and finance employees who are significantly involved in the financial reporting process. These new processes will help ensure Company employees at various levels make full and complete representations concerning, and assume accountability for, the accuracy and integrity of our financial statements and other public disclosures.

Attached as exhibits to this Quarterly Report on Form 10-Q/A are certifications of our CEO and CFO, which are required by Rule 13a-14 of the Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of the CEO and CFO.

Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified the following control deficiencies as of December 31, 2006, that constituted material weaknesses:

Control Environment –The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the actions of its employees, and is the foundation for all other components of internal control over financial reporting. We did not maintain an effective control environment. The Company identified the following deficiencies in our control environment as of December 31, 2006, each of which is considered to be a material weakness:

●	Code of Conduct Violations

The operating effectiveness of the Company’s Code of Business Conduct and Ethics Policy (the “Code”), which governs the execution by employees of their duties and responsibilities within established procedures, was deficient. As a result, the Code was not consistently and strictly adhered to including by certain of the Company’s former executive officers, and violations to the Code were not promptly and appropriately reported.  This deficiency led to an environment where improper and erroneous accounting information was utilized related to certain transactions and financial statement matters and inappropriate decisions could have been made, and were made, including with respect to certain model home sale-leaseback transactions and certain home closings in California that were not in accordance with GAAP.

●	Compliance With Laws and Regulations

The design of the Company’s controls related to our mortgage origination practices was not sufficient to ensure compliance with all applicable laws, rules, and regulations, or to enable a determination of the financial statement impact of such violations to the Company’s financial statement amounts and disclosures. This resulted in the violation of certain applicable federal and/or state regulations, and could result in reimbursement of losses and payment of regulatory and/or criminal fines.

●	Segregation of Duties

Our former Chief Accounting Officer had primary review and oversight responsibilities for many financial reporting  activities and controls designed to ensure the accuracy of our financial statements. This lack of segregation of duties was a deficiency in the design of our internal control over financial reporting that allowed for improprieties or errors in the application of accounting practices to go undetected.

●	Management Override and Collusion

Based on the results of the independent investigation by the Audit Committee, we believe that our former Chief Accounting Officer caused or permitted deficiencies to occur in the operating effectiveness of our internal controls through the override of certain documentation and financial accounting and reporting controls. In addition, the results of the investigation uncovered collusion with some of the Company's business unit employees to inappropriately manipulate earnings.

Accounting Policy, Procedures, and Controls – There was a material weakness in the design of accounting policies, procedures, and controls specifically related to the application of GAAP in accounting for certain estimates involving significant management judgments. Specifically our policies did not:

●	Establish objective guidelines that should be applied in the determination of certain accruals;

●	Require detailed analyses and review of certain subjective estimates;

●	Require significant estimates and related assumptions to be documented and approved;

●	Require dual approval for material journal entries that directly impact earnings through the adjustment of accruals and reserves;

●	Establish consistent guidelines for the compilation of financial and operational reports; and

●	Provide visibility into accruals and estimates which were recorded in the consolidated financial statements in amounts that were different from the sum of such accruals recorded at a divisional level.

The material weaknesses described above resulted in the restatement of our annual financial statements for fiscal years 1998-2006 and our quarterly financial statements for the quarters ended December 31, 2006 and March 31, 2007. These material weaknesses had the following impacts on the Company’s financial reporting:

●
Inappropriate reserves and other accrued liabilities were recorded relating to land development costs, house construction costs and warranty accruals. These errors were caused by a failure to require a determination and documentation of the reasonableness of the assumptions used to develop such estimates of future expenditures for land development, house construction and warranty claims.

●	Asset impairments were misstated because certain assumptions used to calculate impairments, indirect costs and capitalized interest were improper or inaccurate.

●
The accounting for certain model home sale and leaseback agreements was not in compliance with GAAP. GAAP does not permit a sale of real estate to be recognized if the seller has a continuing involvement in the real estate sold. The Company’s arrangement for certain sale and leaseback transactions included various forms of continuing involvement which prevented the Company from accounting for the transactions as sales.

●	Certain sale and leaseback agreements entered into by the former Chief Accounting Officer were not properly documented and considered in the evaluation of the accounting for the transactions.

●	Certain home closings in California were not reflected in the Company’s accounting records in the proper accounting periods.

Change in Internal Control over Financial Reporting
Except for the material weaknesses described above, there have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Steps to Address Material Weaknesses
The Company’s executive, regional and financial management are committed to achieving and maintaining a strong control environment and an overall tone within the organization that empowers all employees to act with the highest standards of ethical conduct. In addition, management remains committed to the process of developing and implementing improved corporate governance and compliance initiatives. Our current management team has been actively working on remediation efforts to address the material weaknesses, as well as other identified areas of risk as follows:

●
We appointed a Compliance Officer in November 2007. The Compliance Officer is responsible for implementing and overseeing the Company’s enhanced Compliance Program. The Compliance Officer has oversight responsibility for compliance practices across the organization and will implement programs designed to foster compliance with all laws, rules, and regulations as well as Company policies and procedures.

●
We revised, adopted, disclosed, and distributed an amended Code of Business Conduct and Ethics in March 2008. In addition, a comprehensive set of “Interpretive Guidelines” was developed and implemented in conjunction with the amended Code of Business Conduct and Ethics. These guidelines are intended to assist employees with understanding the requirements of the Code of Business Conduct and Ethics by setting out specific examples of potential business situations. Both the Code and the Guidelines highlight the existence of multiple lines of communication for employees to report concerns which include: their immediate supervisor, any member of management, any local or corporate officer, local or Corporate Human Resources, the Compliance Officer, the Head of Audit and Controls, the Legal Department, the Chair of the Nominating and Corporate Governance Committee of the Board of Directors or through the Ethics Hotline.

●
We transferred the administration of our Ethics Hotline from officers of the Company to an independent third party company in March 2008. Complaints are reported directly to the independent third party, whether via the toll-free Ethics Hotline or via an on-line form. In addition to other things, the transfer of administration of the Ethics Hotline is intended to help ensure that all employees understand that there is an independent, confidential, and if the employee chooses, anonymous method of reporting ethics concerns, including those related to accounting, financial reporting or other irregularities. An “Awareness Campaign” will be launched to introduce all employees to the new Ethics Hotline process and to encourage reporting of all concerns.

●
We launched a comprehensive training program in April 2008 that emphasizes adherence to and the vital importance of the Company’s Code of Business Conduct and Ethics. Every employee in the Company is required to participate in the training program which was developed by an outside company that specializes in ethics and other employee training programs.

●
We withdrew from the mortgage business and voluntarily discontinued accepting mortgage applications in February 2008. Prior to our withdrawal from the mortgage business, we terminated certain employees from our mortgage subsidiary who we concluded violated certain HUD regulations.

●
We terminated the Company’s former Chief Accounting Officer and took appropriate action, including the termination of employment, against other business unit employees who violated the Company’s Code of Business Conduct and Ethics Policy. While the former Chief Accounting Officer was terminated for cause, due to violations of the Company’s ethics policy stemming from attempts to destroy documents in violation of the Company’s document retention policy, we believe his termination has addressed concerns about the internal control deficiencies that we believe he caused or permitted to occur.

●
We hired a new, experienced Chief Accounting Officer in February 2008. The new Chief Accounting Officer has significant experience in the homebuilding industry, including one prior circumstance where he was retained to oversee financial controls.

●
We have reorganized our field operations to concentrate certain accounting, accounts payable, billing, and purchasing functions into Regional Accounting Centers, and we are implementing new controls and procedures. This centralization is designed to create a greater degree of control and consistency in financial reporting practices and enable trend analyses across business units.

●
We have created the position of Regional CFOs within the Regional Accounting Center finance function to minimize the lack of segregation of duties in our prior structure that placed overly concentrated control with the Corporate Chief Accounting Officer. The Regional CFOs will play a critical role in ensuring the integrity of financial information prior to submission to the Corporate office and enable these employees to assess data and identify trends across multiple markets. The risks of override and collusion are also expected to be minimized as these positions have a much wider span of control and authority.

●	The Chief Accounting Officer and Regional CFOs are taking, or plan to take in the near term, the following additional actions:

	-	Conducting reviews of accounting processes to incorporate technology improvements to strengthen the design and operation of controls;

	-	Formalizing the process, analytics, and documentation around the monthly analysis of actual results against budgets and forecasts conducted within the accounting and finance departments;

	-	Improving quality control reviews within the accounting function to ensure account analyses and reconciliations are completed accurately, timely, and with proper management review;

	-	Formalizing and expanding the documentation of the Company’s procedures for review and oversight of financial reporting.

●
We have streamlined the responsibilities of business unit financial Controllers to eliminate certain previously held responsibilities related to Budgeting & Forecasting and Land Management; Controllers are now specifically responsible solely for financial reporting, which we believe will foster a more thorough and targeted review of financial statements.

●
We are in the process of developing, and/or clarifying existing accounting policies related to estimates involving significant management judgments, as well as other financial reporting areas. The new policies will focus on ensuring appropriate review and approval, defining minimum documentation requirements, establishing objective guidelines to minimize the degree of judgment in the determination of certain accruals, enforcing consistent reporting practices, and enabling effective account reconciliation, trend analyses, and exception reporting capabilities. Specific policies and practices that have already been implemented include:

	-	House construction cost accruals are now cleared at consistent intervals after the house has closed with the customer.

	-	Warranty reserves are now consistent across business units according to a routine calculation based on historical trends.

-
Several system applications were developed during the restatement process to identify transactions requiring adjustment. These tools were designed so that they can, and will, be used prospectively to monitor several of the specific areas which required restatement.

●
We have allocated additional resources within our Audit and Controls department to the review of financial reporting policies, process, controls, and risks. The Audit and Controls department has also developed and is in the process of implementing additional review procedures specifically focused on period-end reporting validation.

We believe the measures described above, once designed and operating effectively, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional remediation measures or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Inherent Limitations over Internal Controls
Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

●	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

●	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

●
The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

●	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.

●	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Investigations
United States Attorney, State and Federal Agency Investigations. Beazer Homes and its subsidiary, Beazer Mortgage Corporation, are under criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina and other state and federal agencies concerning the matters that have been the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors (the “Investigation”) as described in Notes 8 and 12 to the Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q/A. The Company is fully cooperating with these investigations.

Securities and Exchange Commission Investigation. On July 20, 2007, Beazer Homes received from the SEC a formal order of private investigation to determine whether Beazer Homes and/or other persons or entities involved with Beazer Homes have violated federal securities laws, including, among others, the anti-fraud, books and records, internal accounting controls, periodic reporting and certification provisions thereof. The SEC had previously initiated an informal investigation in this matter in May 2007. The Company is fully cooperating with the SEC investigation.

Mortgage Origination Issues
The Investigation found evidence that employees of the Company’s Beazer Mortgage Corporation subsidiary violated certain federal and/or state regulations, including U.S. Department of Housing and Urban Development (“HUD”) regulations. Areas of concern uncovered by the Investigation include: down payment assistance programs; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate.

We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of June 30, 2007.

Effective February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender arrangement with a national third-party mortgage provider. This exclusive arrangement will continue to offer our homebuyers the option of a simplified financing process while enabling us to focus on our core competency of homebuilding.

Litigation
Securities Class Actions. Beazer Homes and certain of our current and former executive officers are named as defendants in a putative class action securities lawsuit filed on March 29, 2007 in the United States District Court for the Northern District of Georgia. Plaintiffs filed this action on behalf of a purported class of purchasers of Beazer Homes’ common stock between July 27, 2006 and March 27, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing materially false and misleading statements regarding our business and prospects because we did not disclose facts related to alleged improper lending practices in our mortgage origination business. Plaintiffs seek an unspecified amount of compensatory damages. Two additional lawsuits were filed subsequently on May 18, 2007 and May 21, 2007 in the United States District Court for the Northern District of Georgia making similar factual allegations and asserting class periods of July 28, 2005 through March 27, 2007, and March 30, 2005 through March 27, 2007, respectively. The court has consolidated these three lawsuits and plaintiffs are expected to file a consolidated amended complaint within thirty days after the filing of our fiscal 2007 Form 10-K with the SEC. The Company intends to vigorously defend against these actions.

Derivative Shareholder Actions. Certain of Beazer Homes’ current and former executive officers and directors were named as defendants in a derivative shareholder suit filed on April 16, 2007 in the United States District Court for the Northern District of Georgia. The complaint also names Beazer Homes as a nominal defendant. The complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched. Plaintiffs seek an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. An additional lawsuit was filed subsequently on August 29, 2007 in the United States District Court for the Northern District of Georgia asserting similar factual allegations. A motion to consolidate the two Georgia derivative actions is pending, and the plaintiffs are expected to designate the operative complaint within five days after the Court consolidates the actions. Additionally, on September 12, 2007, another derivative suit was filed in Delaware Chancery Court, and the plaintiffs filed an amended complaint on October 26, 2007. The Delaware complaint raises similar factual and legal claims as those asserted by the plaintiffs in the Georgia derivative actions. The defendants have moved to dismiss the Delaware action, or in the alternative, to stay the case pending resolution of the derivative litigation pending in Georgia. The defendants intend to vigorously defend against these actions.

ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes 401(k) Plan, naming Beazer Homes, certain of its current and former officers and directors and the Benefits Administration Committee as defendants. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (“ERISA”) as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently on May 11, 2007, May 14, 2007, June 15, 2007 and July 27, 2007 in the United States District Court for the Northern District of Georgia making similar allegations. The court has consolidated these five lawsuits, and the plaintiffs are expected to file a consolidated amended complaint within thirty days after the filing of our fiscal 2007 Form 10-K with the SEC. The Company intends to vigorously defend against these actions.

Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. Beazer Homes’ subsidiaries, Beazer Homes Corp. and Beazer Mortgage Corporation, were named as defendants in a putative class action lawsuit filed on March 23, 2007 in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division. The complaint was filed as a putative class action. The purported class is defined as North Carolina residents who purchased homes in subdivisions in North Carolina containing homes constructed by the defendants where the foreclosure rate is allegedly significantly higher than the state-wide average. The complaint alleged that the defendants utilized unfair trade practices to allow low-income purchasers to qualify for loans they allegedly could not afford, resulting in foreclosures that allegedly diminished plaintiffs’ property values. Plaintiffs sought an unspecified amount of compensatory damages and also request that any damage award be trebled. On April 25, 2008, the District Court dismissed all causes of action with prejudice. If Plaintiffs file a motion for reconsideration of the District Court’s decision or appeal the judgment of the District Court, the defendants will continue to vigorously defend this action.

A second putative homeowner class action lawsuit was filed on April 23, 2007 in the United States District Court for the District of South Carolina, Columbia Division. The complaint alleged that Beazer Homes Corp. and Beazer Mortgage Corporation illegally facilitated the financing of the purchase of homes sold to low-income purchasers, who allegedly would not have otherwise qualified for the loans. Certain of the plaintiffs also alleged that the defendants’ practices resulted in foreclosures that allegedly diminished plaintiffs’ property values. The complaint demanded an unspecified amount of damages, including damages for alleged violations of federal RICO statutes and punitive damages. The Company filed a motion to dismiss and the District Court dismissed all causes of action with prejudice on September 10, 2007. The plaintiffs subsequently filed a motion for reconsideration which the District Court denied. The plaintiffs did not file a notice of appeal and this case is now concluded.

An additional putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. Plaintiff also asserts that Beazer was unjustly enriched by these alleged actions. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, various forms of equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants have not yet filed a responsive pleading or motion, but intend to vigorously defend this action.

Beazer Homes Corp. and Beazer Mortgage Corporation are also named defendants in a lawsuit filed on July 3, 2007, in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division, but remanded on April 25, 2008 to the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The complaint was filed on behalf of ten individual homeowners who purchased homes from Beazer in Mecklenburg County. The complaint alleges certain deceptive conduct by the defendants and brings various claims under North Carolina statutory and common law, including a claim for punitive damages. The Company intends to vigorously defend against this action.

Bond Indenture Trustee Litigation. On September 10, 2007, we filed an Amended Complaint For Declaratory Judgment and Injunctive Relief in an action pending in the United States District Court in Atlanta, Georgia against the trustees under the indentures governing our outstanding senior and convertible senior notes. We sought, among other relief, a declaration from the court against the trustees that the delay in filing with the SEC our Form 10-Q for the quarterly period ended June 30, 2007 does not constitute a default under the applicable indentures and that the delay will not give rise to any right of acceleration on the part of the holders of the senior and convertible senior notes.

On October 29, 2007, we notified the court and the trustees that we had successfully concluded a consent solicitation concerning the notes at issue. Because the consents provide us with a waiver of any and all defaults under the indentures at issue that may have occurred or may occur prior to May 15, 2008 due to our failure to file or deliver reports or other information we would be required to file with the SEC, we continue to request the court to rule on our demand for declaratory judgment. In response to our notice of successful consent solicitation, the trustees requested the court to deny our request for a ruling on the merits and dismiss the action, without prejudice, on the ground that there is no justiciable controversy ripe for determination. We opposed the trustees’ suggestion of mootness and requested the court to grant us declaratory judgment.

We cannot predict or determine the timing or final outcome of the governmental investigations or the lawsuits or the effect that any adverse findings in the investigations or adverse determinations in the lawsuits may have on us. While we are cooperating with the governmental investigations, developments, including the expansion of the scope of the investigations, could negatively impact us and could divert the efforts and attention of our management team from the operation of our business and/or result in further departures of executive or other employees. An unfavorable determination resulting from any governmental investigation could result in the filing of criminal charges, the payment of substantial criminal or civil fines, the imposition of injunctions on our conduct or the imposition of other penalties or consequences, including the Company adjusting, curtailing or terminating the conduct of certain of our business operations. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and prospects. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the investigations and the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations.

Other Matters

In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of the date of the filing of this report, no monetary penalties have been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

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

Item 1A. Risk Factors

Any material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 have been incorporated into the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed concurrently with this Form 10-Q/A.

Item 6. Exhibits

10.1
Letter Amendment dated December 15, 2006 between the Registrant and JPMorgan Chase Bank, as administrative agent, incorporated by reference herein to Exhibit 10.1 of the Company’s Form 10-Q filed on January 26, 2007 (File No. 001-12822)

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

Beazer Homes USA, Inc.

Date: May 12, 2008	By:	/s/ Allan P. Merrill
	Name:	Allan P. Merrill
Executive Vice President and
Chief Financial Officer