Form 10-Q/A
period 2007-03-31
BEAZER HOMES USA INC
filed 2008-05-12
CIK 915840

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act (Check One):
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

In April 2007, the Audit Committee of the Board of Directors initiated an independent investigation of our mortgage origination business through independent legal counsel and independent forensic accountants. During the course of this investigation, the Audit Committee determined that our mortgage origination practices related to certain loans in prior periods violated certain applicable federal and/or state origination requirements. During the course of the investigation, the Audit Committee also discovered accounting and financial reporting errors and/or irregularities that required restatement resulting primarily from (1) inappropriate accumulation of reserves and/or accrued liabilities associated with land development and house costs (“Inventory Reserves”) and the subsequent improper release of such reserves and accrued liabilities and (2) inaccurate revenue recognition with respect to certain model home sale-leaseback transactions. In conjunction with the restatement of the items above, we also made corresponding capitalized interest, capitalized indirect costs and income tax adjustments to our unaudited condensed consolidated financial statements as these balances were impacted by the aforementioned adjustments. We also made other adjustments to our unaudited condensed consolidated financial statements relating to corrections of accounting and financial reporting errors and/or irregularities, some errors previously identified, but historically not considered to be material to require correction, and some errors and irregularities discovered as part of the restatement process, consisting of (1) reclassifying model home furnishings and sales office leasehold improvements from owned inventory to property, plant and equipment, net in the amounts of $51.1 million at March 31, 2007 and $47.0 million at September 30, 2006; (2) reclassifying depreciation and amortization of model home furnishings and sales office leasehold improvements from home construction and land sales expenses to depreciation and amortization in the amount of $5.4 million and $10.4 million for the quarter and six months ended March 31, 2007 and $7.4 million and $14.1 million for the three and six months ended March 31, 2006, respectively; (3) recognizing total revenue ($7.1 million and $11.6 million) and home construction and land sales expenses ($5.5 million and $8.7 million) for the three and six months ended March 31, 2006 related to inappropriate revenue recognition timing in the 2005 fiscal year and the fiscal 2006 first and second quarters for certain home closings in California; (4) reclassifying the results of operations from our title services from other income, net ($1.6 million and $3.2 million) to total revenue ($2.3 million and $4.6 million) and selling, general and administrative (“SG&A”) expenses ($0.7 million and $1.4 million) for the three and six months ended March 31, 2006, respectively; (5) reclassifying $5.0 million from restricted cash at September 30, 2006 to cash and cash equivalents as such amount was determined not to be restricted; (6) recognizing the reversal of $13.9 million of Trinity moisture intrusion reserves through home construction and land sales expenses (see Note 8) in the quarter ended March 31, 2006 instead of the previously presented reversal in the quarter ended June 30, 2006; (7) increasing inventory impairment charges by $25.4 million and $45.8 million for the three and six months ended March 31, 2007 for the impact on inventory balances as a result of the aforementioned inventory adjustments and the correction of certain capitalized interest and indirect cost inputs into the cash flow models used to assess and calculate the inventory impairments; (8) certain other miscellaneous immaterial adjustments; and (9) the related tax effects of the adjustments described in (1) through (8) above.

As discussed in Note 12 to the accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007, we have restated our unaudited condensed consolidated financial statements and the related disclosures for the three and six months ended March 31, 2007 and 2006 and as of March 31, 2007 and September 30, 2006. Specifically, we have restated our unaudited condensed consolidated balance sheets as of March 31, 2007 and September 30, 2006, the related unaudited condensed consolidated statements of operations, including related disclosures, for the three and six months ended March 31, 2007 and 2006 and the related unaudited condensed consolidated statements of cash flows for the six months ended March 31, 2007 and 2006. In addition, we have updated the disclosures contained herein to reflect events that occurred after the date of the filing of the original Form 10-Q on April 26, 2007.  The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, has been updated to reflect the effects of the restatement.  Further, the Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to include matters related to investigations and litigation, debt, our outlook and long-term business strategy and recent accounting pronouncements for events subsequent to the date we filed the Form 10-Q for the quarter ended March 31, 2007.

We are concurrently filing our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, the Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2006 and the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 with this March 31, 2007 Form 10-Q/A, all of which contain restated financial statements for the comparative periods of fiscal 2007, 2006 and 2005, as applicable.

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

Pursuant to the rules of the Securites and Exchange Commission (“SEC”), Part II, Item 6 has been amended to contain currently dated certifications for our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

 BEAZER HOMES USA, INC.
FORM 10-Q/A

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2007	September 30, 2006
	As Restated, See Note 12
ASSETS
Cash and cash equivalents	$219,140	$167,570
Restricted cash	5,641	4,873
Accounts receivable	70,555	338,033
Income tax receivable	23,423	-
Inventory
Owned inventory	2,939,900	3,137,021
Consolidated inventory not owned	462,296	471,441
Total Inventory	3,402,196	3,608,462
Residential mortgage loans available-for-sale	10,337	92,157
Investments in unconsolidated joint ventures	132,359	124,799
Deferred tax assets	138,055	71,344
Property, plant and equipment, net	77,093	76,454
Goodwill	121,368	121,368
Other assets	131,362	109,611
Total Assets	$4,331,529	$4,714,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$87,320	$140,008
Other liabilities	435,766	557,754
Obligations related to consolidated inventory not owned	335,629	330,703
Senior Notes (net of discounts of $3,302 and $3,578, respectively)	1,531,698	1,551,422
Junior subordinated notes	103,093	103,093
Warehouse Line	9,350	94,881
Other secured notes payable	118,332	89,264
Model home financing obligations	113,661	117,079
Total Liabilities	2,734,849	2,984,204

Stockholders’ Equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	-	-
Common stock (par value $.001 per share, 80,000,000 shares authorized, 42,532,520 and 42,318,098 issued and 39,100,752 and 38,889,554 outstanding, respectively)	43	42
Paid-in capital	540,578	529,326
Retained earnings	1,245,652	1,390,552
Treasury stock, at cost (3,431,768 and 3,428,544 shares, respectively)	(189,593)	(189,453)
Total Stockholders’ Equity	1,596,680	1,730,467
Total Liabilities and Stockholders’ Equity	$4,331,529	$4,714,671

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	As Restated, See Note 12		As Restated, See Note 12
Total revenue	$829,333	$1,251,175	$1,631,868	$2,336,683
Home construction and land sales expenses	703,043	900,669	1,368,196	1,706,444
Inventory impairments and option contract abandonments	105,245	6,704	245,612	9,631
Gross (loss) profit	21,045	343,802	18,060	620,608

Selling, general and administrative expenses	104,468	147,291	221,384	278,738
Depreciation and amortization	7,731	9,978	15,289	19,119
Operating (loss) income	(91,154)	186,533	(218,613)	322,751
Equity in (loss) income of unconsolidated joint ventures	(3,713)	330	(6,073)	682
Other income, net	3,163	116	5,324	2,531
(Loss) income before income taxes	(91,704)	186,979	(219,362)	325,964
(Benefit from) provision for income taxes	(34,513)	70,078	(82,268)	122,444
Net (loss) income	$(57,191)	$116,901	$(137,094)	$203,520

Weighted average number of shares:
Basic	38,427	40,442	38,353	40,703
Diluted	38,427	45,066	38,353	45,395

Earnings per share:
Basic	$(1.49)	$2.89	$(3.57)	$5.00
Diluted	$(1.49)	$2.62	$(3.57)	$4.54

Cash dividends per share	$0.10	$0.10	$0.20	$0.20

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended March 31,
	2007	2006
	As Restated, See Note 12
Cash flows from operating activities:
Net (loss) income	$(137,094)	$203,520
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,289	19,119
Stock-based compensation expense	3,927	5,981
Inventory impairments and option contract abandonments	245,612	9,631
Deferred income tax (benefit) provision	(66,711)	13,828
Tax benefit from stock transactions	(3,219)	(6,893)
Equity in loss (income) of unconsolidated joint ventures	6,073	(682)
Cash distributions of income from unconsolidated joint ventures	2,326	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	267,478	29,290
Increase in income tax receivable	(23,423)	-
Increase in inventory	(2,216)	(521,568)
Decrease (increase) in residential mortgage loans available-for-sale	81,820	(27,775)
Increase in other assets	(21,432)	(23,037)
(Decrease) increase in trade accounts payable	(52,688)	9,056
Decrease in other liabilities	(115,611)	(91,099)
Other changes	1,016	(6)
Net cash provided by (used in) operating activities	201,147	(380,635)
Cash flows from investing activities:
Capital expenditures	(16,105)	(26,560)
Investments in unconsolidated joint ventures	(16,906)	(36,668)
Changes in restricted cash	(768)	-
Distributions from unconsolidated joint ventures	1,196	2,911
Net cash (used in) investing activities	(32,583)	(60,317)
Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	91,258	699,469
Repayment of credit facilities and warehouse line	(176,789)	(534,812)
Repayment of other secured notes payable	(6,445)	(5,354)
Repurchase of senior notes	(20,563)	-
Borrowings under model home financing obligations	1,444	54,178
Repayment of model home financing obligations	(4,862)	-
Debt issuance costs	(319)	(871)
Proceeds from stock option exercises	4,009	6,574
Common stock redeemed	(140)	-
Treasury stock purchases	-	(133,207)
Tax benefit from stock transactions	3,219	6,893
Dividends paid	(7,806)	(8,250)
Net change in book overdraft	-	74,417
Net cash (used in) provided by financing activities	(116,994)	159,037
Decrease in cash and cash equivalents	51,570	(281,915)
Cash and cash equivalents at beginning of period	167,570	297,098
Cash and cash equivalents at end of period	$219,140	$15,183

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

Reclassifications. Depreciation and amortization in the amounts of $2.5 million and $5.0 million for the three and six months ended March 31, 2007 and $2.6 million and $5.1 million for the three and six months ended March 31, 2006, respectively, have been reclassified from selling, general and administrative expenses to depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations to conform to the current  fiscal 2007 presentation. In addition, as of March 31, 2007, income tax receivable of $2.7 million has been reclassified from other assets to income tax receivable in the accompanying unaudited condensed consolidated balance sheets.

Stock-Based Compensation. In the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment. SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after October 1, 2005, as well as to the unvested portion of awards outstanding as of October 1, 2005. We use the Black-Scholes model to value new stock-settled appreciation rights (“SSARs”) and stock option grants under SFAS 123R, and applied the “modified prospective method” for existing grants which requires us to value grants made prior to our adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation cost as a financing cash inflow and an operating cash outflow.

Nonvested stock granted to employees is valued based on the market price of the common stock on the date of the grant. Performance based, nonvested stock granted to employees is valued using the Monte Carlo valuation method.

A Monte Carlo simulation model requires the following inputs, as of the modification date: (1) expected dividend yield on the underlying stock, (2) expected price volatility of the underlying stock, (3) risk-free interest rate for a period corresponding with the expected term of the option and (4) fair value of the underlying stock. The methodology used to determine these assumptions is similar as for the Black-Scholes Model discussed above; however, the expected term is determined by the model in Monte-Carlo simulation.

For Beazer Homes and each member of the peer group, the following inputs were used in the Monte Carlo simulation model to determine fair value as of the grant date for the performance-based, nonvested awards: risk-free interest rate ranging from 4.58% to 4.8% for 2007 grants and 4.53% to 4.55% for 2006 grants; expected aggregate discrete dividends during the performance period ($0.10 for the Company for all grants); and expected volatility ranging from 35.16% to 35.88% for the Company’s 2007 grants and from 34.3% to 42.9% for Company’s 2006 grants.

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as an expense using the straight-line method over the vesting period. Unearned compensation is now included in paid-in capital in accordance with SFAS 123R. As of March 31, 2007, there was $22.3 million of total unrecognized compensation cost related to nonvested stock. That cost is expected to be recognized over a weighted average period of 3.9 years. For the three and six months ended March 31, 2007, our total stock-based compensation expense, included in selling, general and administrative expenses (“SG&A”), was approximately $200,000 ($62,000 net of tax) and $3.9 million ($2.7 million net of tax). Stock compensation expense for the quarter ended March 31, 2007 includes the reversal of approximately $2.8 million of previously recorded stock compensation expense as a result of unvested stock-based award forfeitures. Stock-based compensation expense for the three and six months ended March 31, 2006 was $3.7 million ($2.7 million net of tax) and $6.0 million ($4.1 million net of tax), respectively.

Activity relating to nonvested stock awards for the three and six months ended March 31, 2007 is as follows:

	Three Months Ended March 31, 2007		Six Months Ended March 31, 2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	1,054,738	$50.15	974,457	$50.66
Granted	53,496	36.29	181,554	42.06
Vested	(4,500)	44.35	(23,622)	48.41
Forfeited	(183,580)	52.80	(212,235)	51.42
End of period	920,154	$48.85	920,154	$48.85

In addition, during the three and six months ended March 31, 2007, employees surrendered 1,261 and 3,224 shares, respectively, to us in payment of minimum tax obligations upon the vesting of nonvested stock under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $55,000 and $140,000, or approximately $43.51 and $43.33 per share, respectively.

The fair value of each grant during the three and six months ended March 31, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model. Expected life of options/SSARs granted was computed using the mid-point between the vesting period and contractual life of the options/SSARs and was a weighted average of 5 years. Expected volatilities were based on the historical volatility of the Company’s stock and other factors and ranged from 59.8% to 60.4%. Expected discrete dividends of $0.10 per quarter were assumed in lieu of a continuously compounding dividend yield. The weighted average risk-free interest rate assumed ranged from 4.55% to 4.76%.

The following table summarizes stock options and SSARs outstanding as of March 31, 2007, as well as activity during the three and six months then ended:

	Three Months Ended March 31, 2007		Six Months Ended March 31, 2007
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	1,817,309	$48.71	2,135,572	$43.82
Granted	273,888	43.07	273,888	43.07
Exercised	(17,394)	32.96	(297,501)	13.47
Forfeited	(196,004)	64.47	(234,160)	60.95
Outstanding at end of period	1,877,799	$46.39	1,877,799	$46.39
Exercisable at end of period	640,608	$26.35	640,608	$26.35
Vested or expected to vest in the future	1,528,639	$44.15	1,528,639	$44.15

At March 31, 2007, the weighted-average remaining contractual life for all options/SSARs outstanding, currently exercisable, and vested or expected to vest in the future was 5.05 years, 4.72 years and 5.40 years, respectively.

At March 31, 2007, 1,528,639 SSARs/options were vested or expected to vest in the future with a weighted average exercise price of $44.15 and a weighted average expected life of 3.39 years. At March 31, 2007, the aggregate intrinsic value of SSARs/options outstanding, vested and expected to vest in the future and SSARs/options exercisable was approximately $2.7 million. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. The intrinsic value of stock options exercised during the three and six months ended March 31, 2007 was approximately $14,300 and $8.6 million.

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

●
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

●	Projected Net Contribution Margin for homes in backlog;
●	Actual and trending new orders and cancellation rates;
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

●	Other events that may indicate that the carrying value may not be recoverable.

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

The fair value of the assets held for development is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community, the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. As of March 31, 2007, we used discount rates of 16% to 23% in our estimated discounted cash flow impairment calculations. We recorded impairments on land held for development and homes under construction of $82.2 million and $197.4 million during the three and six months ended March 31, 2007, respectively. We recorded impairments on inventory held for development of $0.8 million for the three and six months ended March 31, 2006.

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

Asset Valuation – Land Held for Sale. We record assets held for sale at the lower of the carrying value or fair value less costs to sell in accordance with SFAS 144. The following criteria are used to determine if land is held for sale:

●	management has the authority and commits to a plan to sell the land;
●	the land is available for immediate sale in its present condition;
●	there is an active program to locate a buyer and the plan to sell the land has been initiated;
●	the sale of the land is probable within one year;
●	the land is being actively marketed at a reasonable sale price relative to its current fair value; and
●	it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.

Additionally, in certain circumstances, we will re-evaluate the best use of an asset that is currently being accounted for as held for development. In such instances, we will review, among other things, the current and projected competitive circumstances of the community, including the level of supply of new and used inventory, the level of sales absorptions by us and our competition, the level of sales incentives required and the number of owned lots remaining in the community. If, based on this review and the foregoing criteria have been met at the end of the applicable reporting period, we believe that the best use of the asset is the sale of all or a portion of the asset in its current condition, then all or portions of the community are accounted for as held for sale.

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During both the quarter ended and six months ended March 31, 2007, we recorded inventory impairments on land held for sale of approximately $4.0 million. No held for sale inventory impairments were recorded for the three or six months ended March 31, 2006.

Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from the estimates used in our historical analyses. Our assumptions about land sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We calculated the estimated fair values of land held for sale based on current market conditions and assumptions made by management, which may differ materially from actual results and may result in additional impairments if market conditions continue to deteriorate.

(2) Supplemental Cash Flow Information

During the six months ended March 31, we paid interest of $74.4 million in 2007 and $54.3 million in 2006. In addition, we paid income taxes of $14.7 million in 2007 and $108.9 million in 2006. We also had the following non-cash activity (in thousands):

	Six Months Ended March 31,
	2007	2006
Supplemental disclosure of non-cash activity:
Increase in consolidated inventory not owned	$4,926	$78,258
Land acquired through issuance of notes payable	35,513	32,595
Issuance of stock under deferred bonus stock plans	98	-

(3) Inventory

(in thousands)	March 31, 2007	September 30, 2006
Homes under construction	$1,045,228	$1,144,750
Development projects in progress	1,677,980	1,813,720
Unimproved land held for future development	12,095	12,213
Land Held for Sale	67,804	30,074
Model homes	136,793	136,264
Total Owned Inventory	$2,939,900	$3,137,021

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 717 ($159.6 million) and 1,197 ($240.8 million) completed homes that were not subject to a sales contract at March 31, 2007 and September 30, 2006, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	March 31, 2007			September 30, 2006
	Held for Development	Land Held for Sale	Total Owned Inventory	Held for Development	Land Held for Sale	Total Owned Inventory

West Segment	$1,047,700	$41,329	$1,089,029	$1,197,559	$6,411	$1,203,970
Mid-Atlantic Segment	475,121	-	475,121	449,909	-	449,909
Florida Segment	289,955	-	289,955	337,289	-	337,289
Southeast Segment	369,440	12,136	381,576	349,598	14,058	363,656
Other	495,253	14,339	509,592	559,124	9,605	568,729
Unallocated	194,627	-	194,627	213,468	-	213,468
Total	$2,872,096	$67,804	$2,939,900	$3,106,947	$30,074	$3,137,021

The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded (in thousands):

	Quarter Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Development projects and homes in process (Held for Development)
West	$32,486	$-	$82,909	$-
Mid-Atlantic	23,809	-	34,979	-
Florida	3,341	-	37,973	-
Southeast	2,198	-	4,871	-
Other	15,550	809	24,490	809
Unallocated	4,841	-	12,195	-
Subtotal	$82,225	$809	$197,417	$809

Land Held for Sale
West	$3,105	$-	$3,105	$-
Southeast	500	-	500	-
Other	350	-	350	-
Subtotal	$3,955	$-	$3,955	$-

Lot Option Abandonments
West	$9,002	$469	$11,758	$818
Mid-Atlantic	2,410	85	4,697	248
Florida	3,761	88	14,272	206
Southeast	2,288	3,412	3,249	3,591
Other	1,604	1,841	10,264	3,959
Subtotal	$19,065	$5,895	$44,240	$8,822
Total	$105,245	$6,704	$245,612	$9,631

The inventory impaired during the three and six months ended March 31, 2007 represented 2,564 and 5,633 lots in 40 and 84 communities with an estimated fair value of $170.9 million and $436.7 million, respectively. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. Our West and Mid-Atlantic segments experienced the most significant amount of inventory impairments as compared to our other homebuilding segments due to the fact that the number of owned land and lots in the West and Mid-Atlantic segments comprise approximately 26% and 10%, respectively, of our total land and lots owned as of March 31, 2007 and approximately 36% and 17%, respectively, of the dollar value of our held for development inventory as of March 31, 2007. In addition, our homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was driven in large part by speculative purchases and the availability of mortgage credit during those time periods which are no longer present in the marketplace. The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale.

The impairments recorded in our other segments are primarily as a result of continued price competition brought on by the significant increase in new and resale home inventory during the three and six months ended March 31, 2007 that has resulted in increased sales incentives and home sales price declines as we attempt to increase new orders and generate cash to the Company.

The inventory impaired during the three and six months ended March 31, 2006 primarily represented homes in backlog sold at a loss for which a valuation adjustment was recorded to properly state the inventory at fair value. The homes generally closed in the following quarter.

We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $300.1 million at March 31, 2007. This amount includes non-refundable letters of credit of approximately $42.4 million. The total remaining purchase price, net of cash deposits, committed under all options was $2.1 billion as of March 31, 2007. Only $16.2 million of the total remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.

In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. The total abandonments recorded for the three months and six months ended March 31, 2007 were $19.1 million and $44.2 million representing 41 and 67 communities, respectively, with the West and Florida segments containing 26.6% and 32.3%, respectively, of the six-month abandonments as the markets in those segments were among the markets with the highest levels of new and resale home supply.

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

We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at March 31, 2007 and September 30, 2006 reflect consolidated inventory not owned of $462.3 million and $471.4 million, respectively. We consolidated $143.8 million and $146.6 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of March 31, 2007 and September 30, 2006, respectively. In addition, as of March 31, 2007 and September 30, 2006, we recorded $318.5 million and $324.8 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $335.6 million at March 31, 2007 and $330.7 million at September 30, 2006. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

(4) Investments in and Advances to Unconsolidated Joint Ventures

As of March 31, 2007 we participated in 24 land development joint ventures in which Beazer Homes had less than a controlling interest. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. Equity in (loss) income of unconsolidated joint ventures was $(3.7) million and $0.3 million for the three months ended March 31, 2007 and 2006 and $(6.1) million and $0.7 million for the six months ended March 31, 2007 and 2006, respectively. Equity in loss of unconsolidated joint ventures for three and six months ended March 31, 2007 includes the writedown of our investment in certain of our joint ventures, specifically $3.1 million of impairments of inventory held within those ventures in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. Our joint ventures typically obtain secured acquisition and development financing. The following table presents our investment in and guarantees under our unconsolidated joint ventures, as well as total equity and outstanding borrowings of these joint ventures as of March 31, 2007 and September 30, 2006:

(in thousands)	March 31, 2007	September 30, 2006

Beazer’s investment in joint ventures	$132,359	$124,799
Total equity of joint ventures	524,912	487,726
Total outstanding borrowings of joint ventures	804,239	753,801
Beazer’s portion of loan to maintenance guarantees	7,717	20,500
Beazer’s portion of repayment guarantees	29,112	22,825

At March 31, 2007 and September 30, 2006, total borrowings outstanding above include $503.1 million and $460.1 million related to one joint venture in which we are a 2.58% partner. In some instances, Beazer Homes and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At March 31, 2007, these guarantees included, for certain joint ventures, construction completion guarantees, loan to value maintenance agreements, repayment guarantees and environmental indemnities. See Note 8 for further discussion of these guarantees.

(5) Interest

The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Capitalized interest in inventory, beginning of
period	$89,601	$58,813	$78,996	$50,808
Interest incurred and capitalized	37,899	28,361	74,708	53,894
Capitalized interest impaired	(2,965)	-	(5,826)	-
Capitalized interest amortized to house
construction and land sales expenses	(31,296)	(20,461)	(54,639)	(37,989)
Capitalized interest in inventory, end of period	$93,239	$66,713	$93,239	$66,713

(6) Earnings Per Share and Stockholders’ Equity

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Basic:
Net (loss) income	$(57,191)	$116,901	$(137,094)	$203,520
Weighted average number of common shares outstanding	38,427	40,442	38,353	40,703
Basic (loss) earnings per share	$(1.49)	$2.89	$(3.57)	$5.00

Diluted:
Net (loss) income	$(57,191)	$116,901	$(137,094)	$203,520
Interest on convertible debt - net of taxes	-	1,347	-	2,691
Net (loss) income available to common shareholders	$(57,191)	$118,248	$(137,094)	$206,211
Weighted average number of common shares outstanding	38,427	40,442	38,353	40,703
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	-	3,499	-	3,499
Options to acquire common stock	-	439	-	573
Contingent shares (performance based stock)	-	70	-	35
Restricted stock	-	616	-	585
Diluted weighted average common shares outstanding	38,427	45,066	38,353	45,395
Diluted (loss) earnings per share	$(1.49)	$2.62	$(3.57)	$4.54

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

(7) Borrowings

At March 31, 2007 and September 30, 2006 we had the following borrowings (in thousands):

	Maturity Date	March 31, 2007	September 30, 2006
Warehouse Line	February 2008	$9,350	$94,881
Revolving Credit Facility	August 2009	-	-
8 5/8% Senior Notes*	May 2011	190,000	200,000
8 3/8% Senior Notes*	April 2012	340,000	350,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	118,332	89,264
Model home financing obligations	Various Dates	113,661	117,079
Unamortized debt discounts		(3,302)	(3,578)
Total		$1,876,134	$1,955,739

* Collectively, the “Senior Notes”

Warehouse Line – Effective February 7, 2007, Beazer Mortgage amended its 364-day credit agreement (the “Warehouse Line”) to extend its maturity date to February 8, 2008 and modify the maximum available borrowing capacity to $100 million, subject to compliance with the mortgage loan eligibility requirements as defined in the Warehouse Line. The Warehouse Line was secured by certain mortgage loan sales and related property. The Warehouse Line was entered into with a number of banks to fund the origination of residential mortgage loans. The maximum available borrowing capacity was subsequently reduced through amendments down to $17 million as of September 30, 2007. The Warehouse Line was not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility. Borrowings under the Warehouse Line were $9.4 million and bore interest at 6.3% per annum as of March 31, 2007. Beazer Mortgage had a pipeline of loans in process of approximately $675 million as of March 31, 2007 which were financed either through the Warehouse Line or with third party investors. Effective November 14, 2007, we terminated the Warehouse Line.

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

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable. There were no borrowings outstanding under the Revolving Credit Facility at March 31, 2007 or September 30, 2006; however, we had $139.9 million and $145.6 million of letters of credit outstanding under the Revolving Credit Facility at March 31, 2007 and September 30, 2006, respectively. At March 31, 2007, we had available borrowings of $226.8 million under the Revolving Credit Facility.

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

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At March 31, 2007, under the most restrictive covenants of each indenture, approximately $171.6 million of our retained earnings was available for cash dividends and for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

In March 2007, we voluntarily repurchased $10.0 million of our outstanding 8 5/8% Senior Notes and $10.0 million of our outstanding 8 3/8% Senior Notes on the open market. The aggregate purchase price was $20.6 million, or an average of 102.9% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $562,500 pretax loss, included in other income, net in the accompanying unaudited condensed consolidated statement of operations. On March 28, 2007, we repurchased an additional $10.0 million of our outstanding 8 5/8% Senior Notes which were cash settled on April 2, 2007 at a purchase price of $9.85 million, or an average of 98.5% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $150,000 pre-tax gain which was recorded during the three months ended June 30, 2007. Senior Notes purchased by the Company were cancelled.

In June 2006, we issued $275 million of 8 1/8% Senior Notes due in June 2016. Interest on the 8 1/8% Senior Notes is payable semi-annually. We may redeem these notes at any time, in whole or in part, at a redemption price equal to the principal amount thereof plus an applicable premium, as defined in the 8 1/8% Senior Notes, plus accrued and unpaid interest.

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

Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions discussed in Note 12, we have recorded $113.7 million and $117.1 million of debt as of March 31, 2007 and September 30, 2006, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 9.82% as of March 31, 2007, and expire at various times through 2015.

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

Our warranty reserves at March 31, 2007 and 2006 include accruals for Trinity Homes LLC (“Trinity”) moisture intrusion issues discussed more fully below. Warranty reserves are included in other liabilities and the provision for warranty accruals is included in home construction and land sales expenses in the unaudited condensed consolidated financial statements. We record reserves covering anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. While we believe that our warranty reserves are adequate, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve. Our warranty reserves, which include amounts related to the Trinity moisture intrusion issues discussed below, are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Balance at beginning of period	$93,840	$130,425	$99,030	$136,653
Provisions (reductions) (1)	4,461	(8,176)	10,658	(2,318)
Payments	(10,834)	(12,537)	(22,221)	(24,623)
Balance at end of period	$87,467	$109,712	$87,467	$109,712

(1) Upon review of the adequacy of the warranty reserves, it was determined that the warranty reserve as of March 31, 2007 and 2006, respectively, contained reserves in excess of anticipated claims related to the Trinity moisture intrusion issues. As a result, the provision for warranty reserves for the three and six months ended March 31, 2007 and 2006 was reduced by $6.0 million and $20.4 million, respectively.

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

As of March 31, 2007, there were eight pending lawsuits related to such complaints received by Trinity. All suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate. Additionally, a class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC. The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004.

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

During fiscal 2004, we initiated a program under which we offered to repurchase a limited number of homes from specific homeowners. The program was concluded during the first quarter of fiscal 2005. We have repurchased a total of 54 homes under the program. During the six months ended March 31, 2007, the Company sold five of the repurchased homes, bringing the total homes sold to date to 27. The remaining 27 homes were acquired for an aggregate purchase price of $11.6 million which is included in owned inventory. As of September 30, 2006 there were 32 homes remaining which were acquired for an aggregate purchase price of $13.2 million. The accruals at March 31, 2007 and September 30, 2006 include the estimated costs to sell homes that we have repurchased, and our estimated losses on the sale of those homes, if any.

The following accruals at March 31, 2007 represent our best estimates of the costs to resolve all asserted complaints associated with Trinity moisture intrusion issues. We regularly review our estimate of these costs. Since the commencement of the remediation program, our remediation cost per home has continued to decrease as homes requiring more extensive repairs were addressed first and our internal processes and procedures, including enhanced contractor bid negotiations and inspections, improved as experience gained in addressing these issues has yielded meaningful benefits on a per home basis. Changes in the accrual for Trinity moisture intrusion issues during the period were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Balance at beginning of period	$45,711	$78,056	$47,704	$80,708
Reductions	(6,000)	(20,400)	(6,000)	(20,400)
Payments	(2,736)	(2,075)	(4,729)	(4,727)
Balance at end of period	$36,975	$55,581	$36,975	$55,581

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

Loan to Value Maintenance Agreements
We and our joint venture partners generally provide credit enhancements to acquisition, development and construction borrowings in the form of loan to value maintenance agreements, which can limit the amount of additional funding provided by the lenders (although not generally requiring repayment of the borrowings) to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the borrowings. During the six months ended March 31, 2007 and 2006, we were not required to make any payments on the loan to value maintenance guarantees. At March 31, 2007, we had loan to value maintenance guarantees of $7.7 million related to our unconsolidated joint venture borrowings.

Repayment Guarantees
We and our joint venture partners have repayment guarantees related to certain joint venture’s borrowings. These repayment guarantees requires the repayment of all or a portion of the debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowing or files for bankruptcy. During the six months ended March 31, 2007 and 2006, we were not required to make payments related to any portion of the repayment guarantees. At March 31, 2007, we had repayment guarantees of $29.1 million related to the borrowings on these applicable unconsolidated joint ventures, some of which are only triggered upon bankruptcy of the joint venture.

Environmental Indemnities
Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the quarters ended March 31, 2007 and 2006, we were not required to make any payments related to environmental indemnities.

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

Other Contingencies - We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions, most relating to construction defects, moisture intrusion and related mold claims and product liability. Certain of the liabilities resulting from these actions are covered in whole or part by insurance. In our opinion, based on our current assessment, the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows. We have accrued $19.4 million and $18.5 million in other liabilities related to these matters as of March 31, 2007 and September 30, 2006, respectively.

Other Matters

In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of the date of filing this report, no monetary penalties had been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

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

We had performance bonds and outstanding letters of credit of approximately $682.1 million and $95.3 million, respectively, at March 31, 2007 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $58.6 million relating to our land option contracts discussed in Note 3. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

Investigations and Litigation
We and our subsidiary, Beazer Mortgage Corporation, are under criminal and civil investigations by the United States Attorney’s office in the Western District of North Carolina, the SEC and other federal and state agencies. We and certain of our current and former employees, officers and directors have been named as defendants in securities class action lawsuits, lawsuits regarding ERISA claims, and derivative shareholder actions. In addition, certain of our subsidiaries have been named in class action and multi-party lawsuits regarding claims made by homebuyers. We cannot predict or determine the timing or final outcome of the governmental investigations or the lawsuits or the effect that any adverse findings in the investigations or adverse determinations in the lawsuits may have on us. While we are cooperating with the governmental investigations, developments, including the expansion of the scope of the investigations, could negatively impact us, could divert the efforts and attention of our management team from the operation of our business, and/or result in further departures of executives or other employees. An unfavorable determination resulting from any governmental investigation could result in the filing of criminal charges, the payment of substantial criminal or civil fines, the imposition of injunctions on our conduct or the imposition of other penalties or consequences, including but not limited to the Company having to adjust, curtail or terminate the conduct of certain of our business operations. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and prospects. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the investigations and the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations. See the discussion below for details related to these investigations and related litigation.

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

We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of March 31, 2007.

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

(9) Stock Repurchase Program

On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. We did not repurchase any shares in the open market during the three or six months ended March 31, 2007. During the six months ended March 31, 2006, we repurchased approximately 2.0 million shares for an aggregate purchase price of $133.2 million or approximately $66 per share pursuant to the plan. At March 31, 2007, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan. We have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors, and is unlikely in the foreseeable future.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenue
West	$268,056	$462,140	$565,962	$826,159
Mid-Atlantic	104,070	230,721	195,336	422,630
Florida	106,409	167,769	197,654	310,313
Southeast	183,626	185,851	339,238	356,961
Other homebuilding	159,556	193,775	317,711	400,108
Financial Services	11,226	15,468	22,969	28,826
Intercompany elimination	(3,610)	(4,549)	(7,002)	(8,314)
Consolidated total	$829,333	$1,251,175	$1,631,868	$2,336,683

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Operating (loss) income (a)
West	$(33,862)	$84,892	$(60,188)	$148,891
Mid-Atlantic	(15,825)	54,029	(25,353)	100,786
Florida	8,307	37,898	(22,394)	66,794
Southeast	11,394	13,070	19,705	27,192
Other homebuilding	(18,961)	(3,668)	(37,849)	(4,261)
Financial Services	2,392	4,561	5,622	6,553
Segment operating (loss) income	(46,555)	190,782	(120,457)	345,955
Corporate and unallocated (b)	(44,599)	(4,249)	(98,156)	(23,204)
Total operating (loss) income	(91,154)	186,533	(218,613)	322,751
Equity in (loss) income of unconsolidated
joint ventures	(3,713)	330	(6,073)	682
Other income, net	3,163	116	5,324	2,531
(Loss) income before income taxes	$(91,704)	$186,979	$(219,362)	$325,964

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Depreciation and Amortization
West	$2,617	$4,697	$5,327	$8,432
Mid-Atlantic	864	1,287	1,697	2,575
Florida	506	672	893	1,215
Southeast	1,105	1,156	2,003	2,337
Other homebuilding	1,496	1,754	2,959	3,336
Financial Services	129	107	259	214
Corporate and unallocated	1,014	305	2,151	1,010
Consolidated total	$7,731	$9,978	$15,289	$19,119

	March 31, 2007	September 30, 2006
Assets (c)
West	$1,245,698	$1,410,812
Mid-Atlantic	597,335	564,524
Florida	355,675	418,380
Southeast	427,011	435,771
Other homebuilding	550,031	643,164
Financial Services	105,876	205,669
Corporate and unallocated (d)	1,049,903	1,036,351
Consolidated total	$4,331,529	$4,714,671

(a)	Operating (loss) income includes charges related to the abandonment of lot option agreements totaling $19.1 million and $5.9 million for the three months ended March 31, 2007 and 2006 and $44.2 million and $8.8 million for the six months ended March 31, 2007 and 2006, respectively. Operating (loss) income also includes inventory impairment charges in the amounts of $86.2 million and $0.8 million for the three months ended March 31, 2007 and 2006 and $201.4 million and $0.8 million for the six months ended March 31, 2007 and 2006, respectively, which have been recorded in the segments to which the inventory relates (see Note 3).
(b)	Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs.
(c)	Segment assets as of both March 31, 2007 and September 30, 2006 include goodwill assigned from prior acquisitions as follows: $55.5 million in the West, $23.3 million in the Mid-Atlantic, $13.7 million in Florida, $17.6 million in the Southeast and $11.2 million in Other homebuilding. There was no change in goodwill from September 30, 2006 to March 31, 2007.
(d)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other corporate items that are not allocated to the segments.

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

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
March 31, 2007
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$264,167	$-	$8,351	$184	$(53,562)	$219,140
Restricted cash	-	5,641	-	-	-	5,641
Accounts receivable	-	69,279	1,247	29	-	70,555
Income tax receivable	23,423	-	-	-	-	23,423
Owned inventory	-	2,939,900	-	-	-	2,939,900
Consolidated inventory not owned	-	462,296	-	-	-	462,296
Residential mortgage loans
available-for-sale	-	-	10,337	-	-	10,337
Investments in unconsolidated
joint ventures	3,093	129,266	-	-	-	132,359
Deferred tax assets	138,062	-	(7)	-	-	138,055
Property, plant and equipment, net	-	76,222	869	2	-	77,093
Goodwill	-	121,368	-	-	-	121,368
Investments in subsidiaries	1,712,170	-	-	-	(1,712,170)	-
Intercompany	1,245,392	(1,376,664)	51,306	6,335	73,631	-
Other assets	20,756	101,774	500	8,332	-	131,362
Total assets	$3,407,063	$2,529,082	$72,603	$14,882	$(1,692,101)	$4,331,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	-	87,275	45	-	-	87,320
Other liabilities	64,124	353,846	2,197	8,072	7,527	435,766
Intercompany	(2,193)	-	-	2,193	-	-
Obligations related to
consolidated inventory not owned	-	335,629	-	-	-	335,629
Senior notes (net of discounts of
$3,302)	1,531,698	-	-	-	-	1,531,698
Junior subordinated notes	103,093	-	-	-	-	103,093
Warehouse line	-	-	9,350	-	-	9,350
Other notes payable	-	118,332	-	-	-	118,332
Model home financing obligations	113,661	-	-	-	-	113,661
Total liabilities	1,810,383	895,082	11,592	10,265	7,527	2,734,849

Stockholders’ equity	1,596,680	1,634,000	61,011	4,617	(1,699,628)	1,596,680

Total liabilities and
stockholders’ equity	$3,407,063	$2,529,082	$72,603	$14,882	$(1,692,101)	$4,331,529

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

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Operations Information
Three Months Ended March 31, 2007
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Total revenue	$-	$823,143	$9,339	$461	$(3,610)	$829,333

Home construction and land sales expenses	37,899	675,357	-	-	(10,213)	703,043
Inventory impairments and option contract abandonments	-	105,245	-	-	-	105,245
Gross (loss) profit	(37,899)	42,541	9,339	461	6,603	21,045

Selling, general and administrative expenses	-	96,390	7,864	214	-	104,468
Depreciation and amortization	-	7,619	112	-	-	7,731
Operating (loss) income	(37,899)	(61,468)	1,363	247	6,603	(91,154)
Equity in (loss) of unconsolidated joint ventures	-	(3,713)	-	-	-	(3,713)
Royalty and management fee expense	-	532	(532)	-	-	-
Other income, net	-	3,070	48	45	-	3,163
(Loss) income before income taxes	(37,899)	(61,579)	879	292	6,603	(91,704)
(Benefit from) provision for income taxes	(14,248)	(23,196)	331	110	2,490	(34,513)
Equity in income of subsidiaries	(33,540)	-	-	-	33,540	-
Net (loss) income	$(57,191)	$(38,383)	$548	$182	$37,653	$(57,191)

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Operations Information
Six Months Ended March 31, 2007
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Total revenue	$-	$1,618,704	$19,278	$888	$(7,002)	$1,631,868

Home construction and land sales expenses	74,708	1,320,559	-	-	(27,071)	1,368,196
Inventory impairments and option contract abandonments	-	245,612	-	-	-	245,612
Gross (loss) profit	(74,708)	52,533	19,278	888	20,069	18,060

Selling, general and administrative expenses	-	205,452	15,510	422	-	221,384
Depreciation and amortization	-	15,065	224	-	-	15,289
Operating (loss) income	(74,708)	(167,984)	3,544	466	20,069	(218,613)
Equity in (loss) of unconsolidated joint ventures	-	(6,073)	-	-	-	(6,073)
Royalty and management fee expense	-	1,099	(1,099)	-	-	-
Other income, net	-	5,121	118	85	-	5,324
(Loss) income before income taxes	(74,708)	(167,837)	2,563	551	20,069	(219,362)
(Benefit from) provision for income taxes	(28,018)	(62,945)	961	207	7,527	(82,268)
Equity in income of subsidiaries	(90,404)	-	-	-	90,404	-
Net (loss) income	$(137,094)	$(104,892)	$1,602	$344	$102,946	$(137,094)

(a) Effective January 2006, Beazer Mortgage Corp. is no longer a guarantor of the Senior Notes.

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Operations Information
Three Months Ended March 31, 2006
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Total revenue	$-	$1,242,428	$13,216	$80	$(4,549)	$1,251,175
Home construction and land sales expenses	28,361	884,757	-	-	(12,449)	900,669
Inventory impairments and option contract abandonments	-	6,704	-	-	-	6,704
Gross profit	(28,361)	350,967	13,216	80	7,900	343,802

Selling, general and administrative expenses	-	137,165	10,092	34	-	147,291
Depreciation and amortization	-	9,879	99	-	-	9,978
Operating income	(28,361)	203,923	3,025	46	7,900	186,533
Equity in income of unconsolidated joint ventures	-	330	-	-	-	330
Royalty and management fee expense	-	1,204	(1,204)	-	-	-
Other income, net	-	(278)	-	394	-	116
Income before income taxes	(28,361)	205,179	1,821	440	7,900	186,979
Provision for income taxes	(10,625)	76,895	684	166	2,958	70,078
Equity in income of subsidiaries	134,637	-	-	-	(134,637)	-
Net income	$116,907	$128,284	$1,137	$274	$(129,695)	$116,901

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Operations Information
Six Months Ended March 31, 2006
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Total revenue	$-	$2,320,541	$24,252	$204	$(8,314)	$2,336,638
Home construction and land sales expenses	53,894	1,676,769	-	-	(24,219)	1,706,444
Inventory impairments and option contract abandonments	-	9,631	-	-	-	9,631
Gross profit	(53,894)	634,141	24,252	204	15,905	620,608

Selling, general and administrative expenses	-	258,023	20,673	42	-	278,738
Depreciation and amortization	-	18,922	197	-	-	19,119
Operating income	(53,894)	357,196	3,382	162	15,905	322,751
Equity in income of unconsolidated joint ventures	-	682	-	-	-	682
Royalty and management fee expense	-	1,377	(1,377)	-	-
Other income, net	-	2,110	-	421	-	2,531
Income before income taxes	(53,894)	361,365	2,005	583	15,905	325,964
Provision for income taxes	(20,245)	135,743	753	219	5,974	122,444
Equity in income of subsidiaries	237,169	-	-	-	(237,169)	-
Net income	$203,520	$225,622	$1,252	$364	$(227,238)	$203,520

(a) Effective January 2006, Beazer Mortgage Corp. is no longer a guarantor of the Senior Notes.

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2007
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Net cash (used in)/provided by operating activities	$(149,835)	$269,064	$82,452	$(534)	$-	$201,147

Cash flows from investing activities:
Capital expenditures	-	(15,966)	(139)	-	-	(16,105)
Investments in unconsolidated joint ventures	-	(16,906)	-	-	-	(16,906)
Changes in restricted cash	-	(768)	-	-	-	(768)
Distributions from unconsolidated joint ventures	-	1,196	-	-	-	1,196
Net cash used in investing activities	-	(32,444)	(139)	-	-	(32,583)

Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	-	-	91,258	-	-	91,258
Repayment of credit facilities and warehouse line	-	-	(176,789)	-	-	(176,789)
Repayment of other secured notes payable	-	(6,445)	-	-	-	(6,445)
Repurchase of senior notes	(20,563)	-	-	-	-	(20,563)
Borrowings under model home financing obligations	1,444	-	-	-	-	1,444
Repayment of model home financing obligations	(4,862)	-	-	-	-	(4,862)
Debt issuance costs	-		(319)			(319)
Proceeds from stock option exercises	4,009	-	-	-	-	4,009
Common stock redeemed	(140)	-	-	-	-	(140)
Treasury stock purchases	-	-	-	-	-	-
Tax benefit from stock transactions	3,219	-	-	-	-	3,219
Dividends paid	(7,806)	-	-	-	-	(7,806)
Advances to/from subsidiaries	183,786	(230,175)	1,224	(111)	45,276	-
Net cash provided by (used in) financing activities	159,087	(236,620)	(84,626)	(111)	45,276	(116,994)
(Decrease)/increase in cash and cash equivalents	9,252	-	(2,313)	(645)	45,276	51,570
Cash and cash equivalents at beginning of period	254,915	-	10,664	829	(98,838)	167,570
Cash and cash equivalents at end of period	$264,167	$-	$8,351	$184	$(53,562)	$219,140

(a) Effective January 2006, Beazer Mortgage Corp. is no longer a guarantor of the Senior Notes.

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2006
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Net cash (used in)/provided by operating activities	$(30,274)	$(325,546)	$(26,338)	$1,523	$-	$(380,635)

Cash flows from investing activities:
Capital expenditures	-	(26,318)	(240)	(2)	-	(26,560)
Investments in unconsolidated joint ventures	-	(36,668)	-	-	-	(36,668)
Distributions from unconsolidated joint ventures	-	2,911	-	-	-	2,911
Net cash used in investing activities	-	(60,075)	(240)	(2)	-	(60,317)

Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	663,900	-	35,569	-		699,469
Repayment of credit facilities and warehouse line	(527,300)	-	(7,512)	-	-	(534,812)
Repayment of other secured notes payable	-	(5,354)	-	-	-	(5,354)
Borrowings under model home financing obligations	54,178	-	-	-	-	54,178
Debt issuance costs	-	-	(871)	-	-	(871)
Proceeds from stock option exercises	6,574	-	-	-	-	6,574
Treasury stock purchases	(133,207)	-	-	-	-	(133,207)
Tax benefit from stock transactions	6,893	-	-	-		6,893
Dividends paid	(8,250)	-	-	-	-	(8,250)
Net change in book overdraft	74,417	-	-	-	-	74,417
Advances to/from subsidiaries	(377,196)	390,975	5,178	(1,297)	(17,660)	-
Net cash provided by (used in) financing activities	(239,991)	385,621	32,364	(1,297)	(17,660)	159,037
(Decrease)/increase in cash and cash equivalents	(270,265)	-	5,786	224	(17,660)	(281,915)
Cash and cash equivalents at beginning of period	386,423	-	230	391	(89,946)	297,098
Cash and cash equivalents at end of period	$116,158	$-	$6,016	$615	$(107,606)	$15,183

(a) Effective January 2006, Beazer Mortgage Corp. is no longer a guarantor of the Senior Notes.

(12) Restatement of Unaudited Condensed Consolidated Financial Statements

In April 2007, the Audit Committee of the Board of Directors initiated an independent investigation of our mortgage origination business through independent legal counsel and independent forensic accountants. During the course of this investigation, the Audit Committee determined that our mortgage origination practices related to certain loans in prior periods violated certain applicable federal and/or state origination requirements. During the course of the investigation, the Audit Committee also discovered accounting and financial reporting errors and/or irregularities that required restatement resulting primarily from (1) inappropriate accumulation of reserves and/or accrued liabilities associated with land development and house costs (“Inventory Reserves”) and the subsequent improper release of such reserves and accrued liabilities and (2) inaccurate revenue recognition with respect to certain model home sale-leaseback transactions (“Model Home Sale-Leasebacks”). In conjunction with the restatement of the items above, we also made corresponding capitalized interest, capitalized indirect costs and income tax adjustments to our unaudited condensed consolidated financial statements (included in the “Other” and “Provision for Tax” columns) as these balances were impacted by the aforementioned adjustments. We also made other adjustments to our unaudited condensed consolidated financial statements relating to corrections of accounting and financial reporting errors and/or irregularities, some errors previously identified, but historically not considered to be material to require correction, and some errors and irregularities discovered as part of the restatement process, consisting of (1) reclassifying model home furnishings and sales office leasehold improvements from owned inventory to property, plant and equipment, net in the amounts of $51.1 million at March 31, 2007 and $47.0 million at September 30, 2006; (2) reclassifying depreciation and amortization of model home furnishings and sales office leasehold improvements from home construction and land sales expenses to depreciation and amortization in the amount of $5.4 million and $10.4 million for the three and six months ended March 31, 2007 and $7.4 million and $14.1 million for the three and six months ended March 31, 2006, respectively; (3) recognizing total revenue ($7.1 million and $11.6 million) and home construction and land sales expenses ($5.5 million and $8.7 million) for the three and six months ended March 31, 2006 related to inappropriate revenue recognition timing in the 2005 fiscal year and the fiscal 2006 first and second quarters for certain home closings in California; (4) reclassifying the results of operations from our title services from other income, net ($1.6 million and $3.2 million) to total revenue ($2.3 million and $4.6 million) and selling, general and administrative (“SG&A”) expenses ($0.7 million and $1.4 million) for the three and six months ended March 31, 2006, respectively; (5) reclassifying $5.0 million from restricted cash at September 30, 2006 to cash and cash equivalents as such amount was determined not to be restricted; (6) recognizing the reversal of $13.9 million of Trinity moisture intrusion reserves through home construction and land sales expenses in the quarter ended March 31, 2006 (see Note 8) instead of the previously presented reversal in the quarter ended June 30, 2006; (7) increasing inventory impairment charges by $25.4 million and $45.8 million for the three and six months ended March 31, 2007 for the impact on inventory balances as a result of the aforementioned inventory adjustments and the correction of certain capitalized interest and indirect cost inputs into the cash flow models used to assess and calculate the inventory impairments; (8) certain other miscellaneous immaterial adjustments; and (9) the related tax effects of the adjustments described in (1) through (8) above. The accounting and financial reporting errors and irregularities identified as part of the Investigation and subsequent restatement preparation are described and summarized as follows:

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

Summary of the Effect of the Restatement of the Company’s Financial Statements
The following tables set forth the effect of the restatement of the Company’s Unaudited Condensed Consolidated Balance Sheets as of March 31, 2007 and September 30, 2006 and its Unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2007 and 2006 and the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2007 and 2006 (in thousands):

Condensed Consolidated Balance Sheet

	As of March 31, 2007
		Adjustments
	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	Reclass	As Restated
Cash and cash equivalents	$218,841	$-	$-	$299	$-	$219,140
Accounts receivable	66,093	-	-	4,462	-	70,555
Income tax receivable	-	-	-	20,688	2,735	23,423
Owned inventory	2,909,285	48,788	95,890	(114,063)	-	2,939,900
Total inventory	3,371,581	48,788	95,890	(114,063)	-	3,402,196
Investments in unconsolidated joint ventures	128,355	-	-	4,004	-	132,359
Deferred tax assets	110,864	-	-	27,191	-	138,055
Property, plant and equipment	25,936	-	-	51,157	-	77,093
Other assets	132,008	-	2,090	(1)	(2,735)	131,362
Total assets	4,191,024	48,788	97,980	(6,263)	-	4,331,529

Trade accounts payable	87,294	-	-	26	-	87,320
Other liabilities	402,493	11,808	-	21,465	-	435,766
Model home financing obligations	-	-	113,661	-	-	113,661
Total liabilities	2,587,889	11,808	113,661	21,491	-	2,734,849
Paid in capital	539,628	-	-	950	-	540,578
Retained earnings	1,253,057	36,980	(15,681)	(28,704)	-	1,245,652
Total stockholders’ equity	1,603,135	36,980	(15,681)	(27,754)	-	1,596,680
Total liabilities and stockholders’ equity	4,191,024	48,788	97,980	(6,263)	-	4,331,529

Condensed Consolidated Balance Sheet

	As of September 30, 2006
		Adjustments
	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	As Restated
Cash and cash equivalents	$162,570	$-	$-	$5,000	$167,570
Restricted cash	9,873	-	-	(5,000)	4,873
Accounts receivable	333,571	-	-	4,462	338,033
Owned inventory	3,048,891	50,533	92,971	(55,374)	3,137,021
Total inventory	3,520,332	50,533	92,971	(55,374)	3,608,462
Investments in unconsolidated joint ventures	122,799	-	-	2,000	124,799
Deferred tax assets	59,842	-	-	11,502	71,344
Property, plant and equipment, net	29,465	-	-	46,989	76,454
Other assets	107,454	-	2,158	(1)	109,611
Total assets	4,559,431	50,533	95,129	9,578	4,714,671

Trade accounts payable	141,131	-	-	(1,123)	140,008
Other liabilities	547,014	10,350	-	390	557,754
Model home financing obligations	-	-	117,079	-	117,079
Total liabilities	2,857,508	10,350	117,079	(733)	2,984,204
Paid in capital	528,376	-	-	950	529,326
Retained earnings	1,362,958	40,183	(21,950)	9,361	1,390,552
Total stockholders’ equity	1,701,923	40,183	(21,950)	10,311	1,730,467
Total liabilities and stockholders’ equity	4,559,431	50,533	95,129	9,578	4,714,671

Condensed Consolidated Statements of Operations

	Quarter Ended March 31, 2007
		Adjustments

	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	Provision for Tax	Reclass	As Restated
Total revenue	$826,295	$-	$3,038	$-	$-	$-	$829,333
Home construction and land sales expenses	701,029	2,544	1,970	(2,500)	-	-	703,043
Inventory impairments and option contract abandonments	79,854	-	-	25,391	-	-	105,245
Gross profit (loss)	45,412	(2,544)	1,068	(22,891)	-	-	21,045

Selling, general and administrative expenses	109,729	-	(2,808)	(2)	-	(2,451)	104,468
Depreciation and amortization	-	-	-	5,280	-	2,451	7,731
Operating loss	(64,317)	(2,544)	3,876	(28,169)	-	-	(91,154)
Equity in loss of unconsolidated joint ventures	(7,692)	-	-	3,979	-	-	(3,713)
Other income, net	2,694	-	-	469	-	-	3,163
Loss before taxes	(69,315)	(2,544)	3,876	(23,721)	-	-	(91,704)
Benefit for income taxes	(26,226)				(8,287)		(34,513)
Net loss	$(43,089)						$(57,191)

Earnings per share - basic	$(1.12)						$(1.49)
Earnings per share - diluted	$(1.12)						$(1.49)

Condensed Consolidated Statements of Operations

	Quarter Ended March 31, 2006
		Adjustments

	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	Provision for Tax	Reclass	As Restated
Total revenue	$1,269,091	$-	$(27,269)	$9,353	$-	$-	$1,251,175
Home construction and land sales expenses	944,992	(202)	(22,613)	(21,508)	-	-	900,669
Inventory impairments and option contract abandonments	9,604	-	-	(2,900)	-	-	6,704
Gross profit	314,495	202	(4,656)	33,761	-	-	343,802

Selling, general and administrative expenses	149,793	-	(477)	594	-	(2,619)	147,291
Depreciation and amortization	-	-	-	7,359	-	2,619	9,978
Operating income	164,702	202	(4,179)	25,808	-	-	186,533
Equity in income of unconsolidated joint ventures	330	-	-	-	-	-	330
Other income, net	1,582	-	-	(1,466)	-	-	116
Income before taxes	166,614	202	(4,179)	24,342	-	-	186,979
Provision for income taxes	62,263				7,815		70,078
Net income	$104,351						$116,901

Earnings per share - basic	$2.58						$2.89
Earnings per share - diluted	$2.35						$2.62

Condensed Consolidated Statements of Operations

	Six Months Ended March 31, 2007
		Adjustments
	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	Provision for Tax	Reclass	As Restated
Total revenue	$1,629,309	$-	$2,559	$-	$-	$-	$1,631,868
Home construction and land sales expenses	1,363,011	3,203	1,604	378	-	-	1,368,196
Inventory impairments and option contract abandonments	199,777	-	-	45,835	-	-	245,612
Gross profit (loss)	66,521	(3,203)	955	(46,213)	-	-	18,060

Selling, general and administrative expenses	225,097	-	(5,314)	6,603	-	(5,002)	221,384
Depreciation and amortization	-	-	-	10,287	-	5,002	15,289
Operating loss	(158,576)	(3,203)	6,269	(63,103)	-	-	(218,613)
Equity in loss of unconsolidated joint ventures	(10,052)	-	-	3,979	-	-	(6,073)
Other income, net	4,687	-	-	637	-	-	5,324
Loss before taxes	(163,941)	(3,203)	6,269	(58,487)	-	-	(219,362)
Benefit for income taxes	(61,846)				(20,422)		(82,268)
Net loss	$(102,095)						$(137,094)

Earnings per share - basic	$(2.66)						$(3.57)
Earnings per share - diluted	$(2.66)						$(3.57)

Condensed Consolidated Statements of Operations

	Six Months Ended March 31, 2006
		Adjustments
	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	Provision for Tax	Reclass	As Restated
Total revenue	$2,374,707	$-	$(54,178)	$16,154	$-	$-	$2,336,683
Home construction and land sales expenses	1,774,851	81	(41,216)	(27,272)	-	-	1,706,444
Inventory impairments and option contract abandonments	12,531	-	-	(2,900)	-	-	9,631
Gross profit	587,325	(81)	(12,962)	46,326	-	-	620,608

Selling, general and administrative expenses	282,871	-	(477)	1,405	-	(5,061)	278,738
Depreciation and amortization	-	-	-	14,058	-	5,061	19,119
Operating income	304,454	(81)	(12,485)	30,863	-	-	322,751
Equity in income of unconsolidated joint ventures	682	-	-	-	-	-	682
Other income, net	5,685	-	-	(3,154)	-	-	2,531
Income before taxes	310,821	(81)	(12,485)	27,709	-	-	325,964
Provision for income taxes	116,557				5,887		122,444
Net income	$194,264						$203,520

Earnings per share - basic	$4.77						$5.00
Earnings per share - diluted	$4.34						$4.54

Condensed Consolidated Statements of Cash Flows	Six Months Ended March 31, 2007
	As Previously Reported	Adjustments	Reclass	As Restated
Net loss	$(102,095)	$(34,999)	$-	$(137,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,002	10,287	-	15,289
Inventory impairments and option contract abandonments	199,777	45,835	-	245,612
Deferred income tax benefit	(51,022)	(15,689)	-	(66,711)
Equity in loss (income) of unconsolidated joint ventures	10,052	(3,979)	-	6,073
Changes in operating assets and liabilities:
Increase in income tax receivable	-	(20,688)	(2,735)	(23,423)
Increase in inventory	(12,140)	9,924	-	(2,216)
Increase in other assets	(24,235)	68	2,735	(21,432)
Decrease in trade accounts payable	(53,837)	1,149	-	(52,688)
Decrease in other liabilities	(141,875)	26,264	-	(115,611)
Other changes	1,354	(338)	-	1,016
Net cash provided by operating activities	183,313	17,834	-	201,147

Capital expenditures	(1,988)	(14,117)	-	(16,105)
Changes in restricted cash	4,232	(5,000)	-	(768)
Cash flows used in investing activities	(13,466)	(19,117)	-	(32,583)
Borrowings under model home financing obligations	-	1,444	-	1,444
Repayment of model home financing obligations	-	(4,862)	-	(4,862)
Net cash used in financing activities	(113,576)	(3,418)	-	(116,994)
Decrease in cash and cash equivalents	56,271	(4,701)	-	51,570
Cash and cash equivalents at beginning of period	162,570	5,000	-	167,570
Cash and cash equivalents at end of period	218,841	299	-	219,140

Condensed Consolidated Statements of Cash Flows	Six Months Ended March 31, 2006
	As Previously Reported	Adjustments	As Restated
Net income	$194,264	$9,256	$203,520
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,061	14,058	19,119
Inventory impairments and option contract abandonments	12,531	(2,900)	9,631
Deferred income tax provision	11,014	2,814	13,828
Changes in operating assets and liabilities:
Decrease in accounts receivable	35,216	(5,926)	29,290
Increase in inventory	(481,675)	(39,893)	(521,568)
Increase in other assets	(22,437)	(600)	(23,037)
Decrease in other liabilities	(79,560)	(11,539)	(91,099)
Other changes	217	(223)	(6)
Net cash used in operating activities	(345,682)	(34,953)	(380,635)

Capital expenditures	(7,335)	(19,225)	(26,560)
Cash flows used in investing activities	(41,092)	(19,225)	(60,317)
Borrowings under model home financing obligations	-	54,178	54,178
Net cash provided by financing activities	104,859	54,178	159,037

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

Subsequent Developments. We have also undertaken a comprehensive review of each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entailed an evaluation of both external market factors and our position in each market and has resulted in the decision to discontinue homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH and Lexington, KY which was announced on February 1, 2008. We intend to complete an orderly exit from each of these markets and remain committed to our remaining customer care responsibilities. We have committed to complete all homes under construction in these markets and are in the process of marketing the remaining land positions for sale. While the underlying basis for exiting each market was different, in each instance we concluded we could better serve shareholder interests by re-allocating the capital employed in these markets. As of March 31, 2007, these markets represented less than 5% of the Company’s total assets.

Historically, we had addressed our homebuyers’ desire for a simple financing process by offering mortgage financing through our subsidiary Beazer Mortgage Corporation (“Beazer Mortgage”). Beazer Mortgage generally did not retain or service the mortgages that it brokered. During the six months ended March 31, 2007 and the three months ended March 31, 2006, Beazer Mortgage also financed certain of our mortgage lending activities with borrowings under a warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors.

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

As a result of these errors and irregularities, and for the purpose of the financial statements included in this Form 10-Q/A, we have restated our unaudited condensed consolidated balance sheets as of March 31, 2007 and September 30, 2006, the unaudited condensed consolidated statements of operations, including related disclosures, for the quarters and six months ended March 31, 2007 and 2006 and the unaudited condensed consolidated statements of cash flows for the six months ended March 31, 2007. The cumulative effect of the errors and irregularities attributable to periods prior to October 1, 2005 have been reflected in the Unaudited Condensed Consolidated Balance Sheet as an adjustment to retained earnings at September 30, 2006.

The financial information within the following Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the effects of the restatement as more fully described in Note 12, “Restatement of Condensed Consolidated Financial Statements” to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q/A. The impact of the restatement adjustments were increases to net loss of $14.1 million and $35.0 million for the three and six months ended March 31, 2007 and increases to net income of $12.6 million and $9.3 million for the three and six months ended March 31, 2006, respectively.

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

We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. See Note 8 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q/A for additional discussion of this matter. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of March 31, 2007.

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

RESULTS OF OPERATIONS:

	Three Months Ended March 31,		Six Months Ended March 31,
($ in thousands)	2007	2006	2007	2006
Revenues:
Homebuilding (a)	$780,178	$1,219,660	$1,561,695	$2,270,620
Land and lot sales	41,539	20,596	54,206	45,551
Financial Services	11,226	15,468	22,969	28,826
Intercompany elimination	(3,610)	(4,549)	(7,002)	(8,314)
Total	$829,333	$1,251,175	$1,631,868	$2,336,683

Gross profit (loss):
Homebuilding (b)	$11,686	$326,200	$(7,106)	$589,946
Land and lot sales	(1,867)	2,134	2,197	1,836
Financial Services	11,226	15,468	22,969	28,826
Total	$21,045	$343,802	$18,060	$620,608

Selling, general and administrative (SG&A) expenses:
Homebuilding	$95,763	$136,491	$204,296	$256,679
Financial Services	8,705	10,800	17,088	22,059
Total	$104,468	$147,291	$221,384	$278,738

Depreciation and amortization	$7,731	$9,978	$15,289	$19,119

As a percentage of total revenue:
Gross Margin	2.5%	27.5%	1.1%	26.6%
SG&A - homebuilding	11.5%	10.9%	12.5%	11.0%
SG&A - Financial Services	1.0%	0.9%	1.0%	0.9%

Equity in (loss) income of unconsolidated joint ventures from:
Joint venture activities	$(637)	$330	$(2,997)	$682
Impairments	(3,076)	-	(3,076)	-
Equity in (loss) income of unconsolidated joint ventures	$(3,713)	$330	$(6,073)	$682

Effective tax rate	37.6%	37.5%	37.5%	37.6%

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

(b)
Homebuilding gross profit (loss) for the three months and six months ended March 31, 2007 include $86.2 million and $201.4 million, respectively, of inventory impairment charges and $19.1 million and $44.2 million, respectively of charges related to the abandonment of lot option agreements. Homebuilding gross profit for the three and six months ended March 31, 2006 includes $0.8 of inventory impairment charges and $5.9 million and $8.8 million, respectively, of charges related to the abandonment of lot option agreements.

Revenues: Revenues decreased by 33.7% and 30.2% for the three and six months ended March 31, 2007, respectively, compared to the same periods in the prior year as the number of homes closed decreased by 34.8% and 32.1%, respectively. Continued moderation of demand compared to last year resulted in decreased closings throughout most of our markets. Home closings decreased most significantly in our Florida, Mid-Atlantic and West regions, and in parts of our Southeast region, including certain of our North Carolina and South Carolina markets.

In addition, we had $41.5 million and $54.2 million of land and lot sales in the three and six months ended March 31, 2007 compared to $20.6 million and $45.6 million in the three and six months ended March 31, 2006, respectively, as we continued to review opportunities to minimize underperforming investments and reallocate funds to investments that will optimize overall returns.

Gross Margin: Gross margin for the three months ended March 31, 2007 was 2.5% and was significantly impacted by reduced revenues, non-cash, pretax charges of $19.1 million to abandon land option contracts and $86.2 million of recognized inventory impairments. Gross margin for the six months ended March 31, 2007 was also impacted by the aforementioned revenue decrease, inventory impairments of $201.4 million and lot option abandonment charges of $44.2 million. Gross margins for the three months and six months ended March 31, 2006 were 27.5% and 26.6%, respectively.

Selling, General and Administrative Expense: Selling, general and administrative expense (SG&A) totaled $104.5 million and $147.3 million for the three months ended March 31, 2007 and 2006 and $221.4 million and $278.7 million for the six months ended March 31, 2007 and 2006, respectively. The decrease in SG&A expense for the three and six months ended March 31, 2007 compared to the same periods of the prior year related to lower salary expense as a result of the realignment of our overhead structure and lower sales commissions related to decreased revenues. Homebuilding SG&A expense as a percentage of total revenue for the three and six months ended March 31, 2007 increased to 11.5% and 12.5% from 10.9% and 11.0% for the comparable periods in the prior year due to the impact of reduced revenues on fixed overhead expenses.

Joint Venture Impairment Charge: As of March 31, 2007, we participated in 24 land development joint ventures in which we had less than a controlling interest. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. As a result of the deterioration of the housing market in fiscal 2007, we wrote down our investment in certain of our joint ventures reflecting $3.1 million of impairments of inventory held within those joint ventures. If these adverse market conditions continue or worsen, we may have to take further writedowns of our investments in these joint ventures.

SEGMENT ANALYSIS ($ in thousands):

Homebuilding Revenue and Average Selling Price. The tables below summarize homebuilding revenue and the average selling prices of our homes by reportable segment ($ in thousands) for the three and six months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	Homebuilding Revenues			Average Selling Price
	2007	2006	Change	2007	2006	Change
West	$235,305	$448,755	-47.6%	$349.9	$368.8	-5.1%
Mid-Atlantic	104,070	230,721	-54.9%	454.2	465.2	-2.4%
Florida	106,409	167,769	-36.6%	307.5	313.0	-1.8%
Southeast	176,877	184,747	-4.3%	240.4	205.1	17.2%
Other	157,517	187,668	-16.1%	199.8	180.8	10.5%
Total	$780,178	$1,219,660	-36.0%	$280.8	$291.5	-3.7%

	Six Months Ended March 31,
	Homebuilding Revenues			Average Selling Price
	2007	2006	Change	2007	2006	Change
West	$522,261	$806,962	-35.3%	$362.3	$364.2	-0.1%
Mid-Atlantic	195,336	422,630	-53.8%	452.7	454.0	-0.3%
Florida	197,654	310,313	-36.3%	319.2	308.8	3.4%
Southeast	331,812	355,728	-6.7%	231.6	204.5	13.3%
Other	314,632	374,987	-16.1%	196.3	182.8	7.4%
Total	$1,561,695	$2,270,620	-31.2%	$281.6	$286.0	-1.5%

Homebuilding revenues decreased for the three and six months ended March 31, 2007 compared to the same period of the prior year due to decreased closings in the majority of our markets, related to reduced demand and a higher rate of cancellations. Specifically, homebuilding revenues in the West region decreased by 47.6% and 35.3% driven by decreased closings across most of our markets totaling 45.6% and 37.3% for the three and six months ended March 31, respectively. Homebuilding revenues in the Mid-Atlantic, for the three and six months ended March 31, decreased by 54.9% and 53.8% impacted by decreased closings and increased cancellations driven by excess capacity in the resale markets as investors continued to divest of prior home purchases and potential homebuyers have difficulty selling their existing homes. Home closings in the Florida region decreased by 34.9% and 40.8% due to deteriorating market conditions and increased competition primarily in our Tampa and Jacksonville markets, driving a decrease in revenue of 36.6% for the three months ended and 36.3% for the six months ended March 31, 2007 compared to the comparable periods of fiscal 2006. Revenue decreased in our Southeast region compared to the prior year, as increased prices impacted by product mix throughout the region partially offset decreased closings of 19.5% and 19.2% for the three and six months ended March 31. Revenues in all markets in our Other homebuilding region decreased, with the exception of Texas, due to decreased closings.

Land and Lot Sales Revenue. The table below summarizes land and lot sales revenues by reportable segment ($ in thousands) for the three and six months ended March 31, 2007 and 2006:

	Three Months Ended March 31,			Six Months Ended March 31,
	2007	2006	Change	2007	2006	Change
West	$32,751	$13,385	144.7%	$43,701	$19,197	127.6%
Mid-Atlantic	-	-	n/a	-	-	n/a
Florida	-	-	n/a	-	-	n/a
Southeast	6,749	1,104	511.3%	7,426	1,233	502.3%
Other	2,039	6,107	-66.6%	3,079	25,121	-87.7%
Total	$41,539	$20,596	101.7%	$54,206	$45,551	19.0%

We generated revenues from land and lot sales of $32.8 million in our West segment during the second quarter of fiscal 2007, as we continued to evaluate and reduce our investments to optimize overall returns. Land and lot sales in our Other Homebuilding segment for the six months ended March 31, 2006 primarily related to our decision to sell certain underperforming investments in Indiana.

Gross Profit (Loss). Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges). The following table sets forth our homebuilding gross profit (loss) and gross margin by reportable segment and total gross profit (loss) and gross margin ($ in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2007		2006		2007		2006
	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin
Homebuilding
West	$(7,188)	-3.1%	$120,545	26.9%	$(8,224)	-1.6%	$215,775	26.7%
Mid-Atlantic	(3,582)	-3.4%	75,114	32.6%	63	0.0%	139,910	33.1%
Florida	19,530	18.4%	54,233	32.3%	(726)	-0.4%	97,381	31.4%
Southeast	30,697	17.4%	35,711	19.3%	57,843	17.4%	70,501	19.8%
Other	3,322	2.1%	24,268	12.9%	7,622	2.4%	51,044	13.6%
Corporate & Unallocated	(31,093)		16,329		(63,684)		15,335

Total Homebuilding	11,686	1.5%	326,200	26.8%	(7,106)	-0.5%	589,946	26.0%
Land and Lot Sales	(1,867)		2,134		2,197		1,836
Financial Services	11,226		15,468		22,969		28,826
Total	$21,045	2.5%	$343,802	27.5%	$18,060	1.1%	$620,608	26.6%

The decrease in gross profit and operating income across all regions is primarily due to deteriorating market conditions, increase in sales incentives, and the impact of charges related to inventory impairments and the abandonment of certain option contracts.

Corporate and unallocated: Corporate and unallocated costs above include the amortization of capitalized interest and indirect construction costs. The increase in corporate and unallocated costs relates primarily to a reduction in capitalized inventory costs due to lower inventories and costs incurred. Corporate and unallocated costs for the three and six months ended March 31, 2007 include increased amortization of capitalized interest and indirect costs due to a lower capitalizable inventory base and the impairment of capitalized interest and indirect costs in connection with our impairment of inventory held for development. These costs for the three and six months ended March 31, 2007 are offset by $6.0 million of reductions in accruals associated with construction defect claims from moisture intrusion in Indiana related to a prior acquisition (“Trinity moisture intrusion”). Costs for the three and six months ended March 31, 2006 are offset by $20.4 million of reductions in Trinity moisture intrusion accruals.

Land and Lot Sales Gross Profit (Loss). The table below summarizes land and lot sales gross profit (loss) by reportable segment ($ in thousands) for the three and six months ended March 31, 2007 and 2006:

	Three Months Ended March 31,			Six Months Ended March 31,
	2007	2006	Change	2007	2006	Change
West	$(1,383)	$1,071	-229.1%	$2,939	$1,119	162.6%
Mid-Atlantic	-	-	n/a	-	-	n/a
Florida	-	-	n/a	-	-	n/a
Southeast	(202)	(92)	-119.6%	(175)	(138)	-26.8%
Other	(282)	1,155	-124.4%	(567)	855	-166.3%
Total	$(1,867)	$2,134	-187.5%	$2,197	$1,836	19.7%

The 2007 increase in land and lot sales gross profit for the six months ended March 31 is primarily related to the certain profitable land and lot sales revenue in our West segment during the first quarter of fiscal 2007. The loss on sale recognized in the second quarter of fiscal 2007 reflects the deteriorating market conditions discussed above.

Inventory Impairments. The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded for the three and six months ended March 31, 2007 and 2006 (in thousands):

	Quarter Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Development projects and homes in process (Held for Development)
West	$32,486	$-	$82,909	$-
Mid-Atlantic	23,809	-	34,979	-
Florida	3,341	-	37,973	-
Southeast	2,198	-	4,871	-
Other	15,550	809	24,490	809
Unallocated	4,841	-	12,195	-
Subtotal	$82,225	$809	$197,417	$809

Land Held for Sale
West	$3,105	$-	$3,105	$-
Southeast	500	-	500	-
Other	350	-	350	-
Subtotal	$3,955	$-	$3,955	$-

Lot Option Abandonments
West	$9,002	$469	$11,758	$818
Mid-Atlantic	2,410	85	4,697	248
Florida	3,761	88	14,272	206
Southeast	2,288	3,412	3,249	3,591
Other	1,604	1,841	10,264	3,959
Subtotal	$19,065	$5,895	$44,240	$8,822
Total	$105,245	$6,704	$245,612	$9,631

The inventory impaired during the three and six months ended March 31, 2007 represented 2,564 and 5,633 lots in 40 and 84 communities with an estimated fair value of $170.9 million and $436.7 million, respectively. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. Our West and Mid-Atlantic segments experienced the most significant amount of inventory impairments as compared to our other homebuilding segments due to the fact that the number of owned land and lots in the West and Mid-Atlantic segments comprise approximately 26% and 10%, respectively, of our total land and lots owned as of March 31, 2007 and approximately 36% and 17%, respectively, of the dollar value of our held for development inventory as of March 31, 2007. In addition, our homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was driven in large part by speculative purchases and the availability of mortgage credit during those time periods which are no longer present in the marketplace. The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale.

The impairments recorded in our other homebuilding segments are primarily as a result of continued price competition brought on by the significant increase in new and resale home inventory during the three and six months ended March 31, 2007 that has resulted in increased sales incentives and home sales price declines as we attempt to increase new orders and generate cash to the Company.

The inventory impaired during the three and six months ended March 31, 2006 primarily represented homes in backlog sold at a loss for which a valuation adjustment was recorded to properly state the inventory at fair value. The homes generally closed in the following quarter.

In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. The total abandonments recorded for the three months and six months ended March 31, 2007 were $19.1 million and $44.2 million representing 41 and 67 communities, respectively, with the West and Florida segments containing 26.6% and 32.3%, respectively, of the six-month abandonments as the markets in those segments were among the markets with the highest levels of new and resale home supply.

Unit Data by Segment:

	New Orders, net
	Three Months Ended March 31,			Six Months Ended March 31,
	2007	2006	Change	2007	2006	Change
West	1,055	833	26.7%	1,498	1,881	-20.4%
Mid-Atlantic	563	511	10.2%	801	776	3.2%
Florida	441	418	5.5%	534	1,065	-49.9%
Southeast	1,016	1,135	-10.5%	1,481	1,980	-25.2%
Other	1,015	1,248	-18.7%	1,559	2,225	-29.9%
Total	4,090	4,145	-1.3%	5,873	7,927	-25.9%

	Closings
	Three Months Ended March 31,			Six Months Ended March 31,
	2007	2006	Change	2007	2006	Change
West	675	1,240	-45.6%	1,404	2,239	-37.3%
Mid-Atlantic	213	496	-57.1%	413	931	-55.6%
Florida	349	536	-34.9%	595	1,005	-40.8%
Southeast	729	906	-19.5%	1,410	1,745	-19.2%
Other	782	1,039	-24.7%	1,590	2,052	-22.5%
Total	2,748	4,217	-34.8%	5,412	7,972	-32.1%

New Orders, net: New orders, net of cancellations, decreased 25.9% to 5,873 units during the six month period ended March 31, 2007, compared to 7,927 units for the same period in the prior year related to weaker market conditions resulting in reduced demand and higher cancellations compared to the extremely high number of new orders received in the first quarter of fiscal 2006. For the three and six months ended March 31, 2007, we experienced cancellation rates of 29.1% and 34.1% compared to 33.1% and 30.2% for the three and six months ended March 31, 2006. This higher 6-month cancellation rate in fiscal 2007 also reflects the challenging market environment including the inability of many potential homebuyers to sell their existing homes.

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

	Backlog at March 31,
	2007	2006	Change
West	1,269	2,675	-52.6%
Mid-Atlantic	965	1,038	-7.0%
Florida	447	1,319	-66.1%
Southeast	1,392	1,989	-30.0%
Other	1,490	2,206	-32.5%
Total	5,563	9,227	-39.7%

Financial Services: Our capture rate (the percentage of mortgages we originate as a percentage of homes closed) of mortgages originated for customers of our homebuilding business, which is the most significant source of revenue in this segment, remained relatively flat for the three and six months ended March 31, 2007 compared to the comparable periods ended March 31, 2006. All costs related to Financial Services are included in selling, general and administrative expenses. Operating income for Financial Services decreased for the three and six months ended March 31, 2007 from the comparable period of 2006 due primarily to decreased mortgage originations.

	Three Months Ended March 31,			Six Months Ended March 31,
	2007	2006	Change	2007	2006	Change
Number of mortgage
originations	1,877	2,837	(33.8)%	3,566	5,312	(32.9	) %
Capture rate	68.3%	67.3%	100 bps	65.9%	66.6%	70 bps
Revenues	$11,226	$15,468	(27.4)%	$22,969	$28,826	(20.3	) %
Operating income	$2,392	$4,561	(47.6)%	$5,622	$6,553	(14.2	) %

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

At March 31, 2007, we had cash and cash equivalents of $219.1 million, compared to $167.6 million at September 30, 2006. The increase in cash was due to $201.1 million provided by operating activities relating primarily to the reduction in inventory and accounts receivable offset by the repurchase of Senior Notes, repayment of borrowings under our warehouse line and decreases in other payables and accrued liabilities, both related to a lower number of closings and new orders, net of cancellations. Our net cash provided by operating activities for the six months ended March 31, 2007 was $201.1 million compared to $380.6 million of cash used in operating activities in the same period of the prior year. Based on the applicable year’s closings, as of March 31, 2007, our land bank includes a 5.0 year supply of land/lots for future development compared to a 5.5 year supply as of March 31, 2006. The years’ supply in land bank decreased as of March 31, 2007 when compared to March 31, 2006 primarily due to the decline in lots in the ending land bank as of March 31, 2007. As the homebuilding market declined, we were successful in significantly reducing our land bank through the abandonment of lot option contracts, the sale of land assets not required in our homebuilding program and through the sale of new homes with only 2.6 years of owned land and lots for future homebuilding activities as of March 31, 2007. The decrease in land bank from March 31, 2006 to March 31, 2007 related to our decision to eliminate non-strategic positions to align our land supply with our expectations for future home closings. Net cash used in investing activities was $32.6 million for the six months ended March 31, 2007 compared to $60.3 million for the comparable period of fiscal 2006, as we invested in unconsolidated joint ventures, albeit to a lesser extent, to support our land acquisition strategy and model and sales office improvements to support our marketing efforts.

Net cash used in financing activities was $117.0 million for the six months ended March 31, 2007 related primarily to the repurchase of Senior Notes and the net repayments of the Warehouse Line due to the reduction in new orders and the related new originations. Net cash provided by financing activities was $159.0 million for the six months ended March 31, 2006 as proceeds from stock option exercises, increased book overdrafts and net borrowings under our credit facilities, warehouse line and model home financing obligations more than offset $133.2 million of common stock repurchases.

At March 31, 2007 we had the following borrowings (in thousands):

	Maturity Date	March 31, 2007
Warehouse Line	February 2007	$9,350
Revolving Credit Facility	August 2009	-
8 5/8% Senior Notes*	May 2011	190,000
8 3/8% Senior Notes*	April 2012	340,000
6 1/2% Senior Notes*	November 2013	200,000
6 7/8% Senior Notes*	July 2015	350,000
8 1/8% Senior Notes*	June 2016	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000
Junior subordinated notes	July 2036	103,093
Other secured notes payable	Various Dates	118,332
Model home financing obligations	Various Dates	113,661
Unamortized debt discounts		(3,302)
Total		$1,876,134
* Collectively, the “Senior Notes”

Warehouse Line –Effective February 7, 2007, Beazer Mortgage amended its 364-day credit agreement (the “Warehouse Line”) to extend its maturity date to February 8, 2008 and modify the maximum available borrowing capacity to $100 million, subject to compliance with the mortgage loan eligibility requirements as defined in the Warehouse Line, and was secured by certain mortgage loan sales and related property. The Warehouse Line was entered into with a number of banks to fund the origination of residential mortgage loans. The maximum available borrowing capacity was subsequently reduced through amendments down to $17 million as of September 30, 2007. The Warehouse Line was not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility. Borrowings under the Warehouse Line were $9.4 million and bore interest at 6.3% per annum as of March 31, 2007. Beazer Mortgage had a pipeline of loans in process of approximately $675 million as of March 31, 2007 which were financed either through the Warehouse Line or with third party investors. Effective November 14, 2007, we terminated the Warehouse Line.

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

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable. There were no borrowings outstanding under the Revolving Credit Facility at March 31, 2007 or September 30, 2006; however, we had $139.9 million and $145.6 million of letters of credit outstanding under the Revolving Credit Facility at March 31, 2007 and September 30, 2006, respectively. At March 31, 2007, we had available borrowings of $226.8 million under the Revolving Credit Facility.

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

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At March 31, 2007, under the most restrictive covenants of each indenture, approximately $171.6 million of our retained earnings was available for cash dividends and for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

In March 2007, we voluntarily repurchased $10.0 million of our outstanding 8 5/8% Senior Notes and $10.0 million of our outstanding 8 3/8% Senior Notes on the open market. The aggregate purchase price was $20.6 million, or an average of 102.9% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $562,500 pretax loss, included in other (loss) income in the accompanying unaudited condensed consolidated statement of operations. On March 28, 2007, we repurchased an additional $10.0 million of our outstanding 8 5/8% Senior Notes which were cash settled on April 2, 2007 at a purchase price of $9.85 million, or an average of 98.5% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $150,000 pre-tax gain which was recorded during the three months ended June 30, 2007. Senior Notes purchased by the Company were cancelled.

In June 2006, we issued $275 million of 8 1/8% Senior Notes due in June 2016. Interest on the 8 1/8% Senior Notes is payable semi-annually. We may redeem these notes at any time, in whole or in part, at a redemption price equal to the principal amount thereof plus an applicable premium, as defined in the 8 1/8% Senior Notes, plus accrued and unpaid interest.

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

Other Secured Notes Payable - We periodically acquire land through the issuance of notes payable. As of March 31, 2007 and September 30, 2006, we had outstanding notes payable of $118.3 million and $89.3 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 6.75% to 11.0% at March 31, 2007. These notes are secured by the real estate to which they relate. During the first six months of fiscal 2008, we repaid approximately $95 million of these secured notes payable.

Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions previously discussed in Note 12 to the unaudited condensed consolidated financial statements included in Item 1, we have recorded $113.7 million and $117.1 million of debt as of March 31, 2007 and September 30, 2006, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 9.82% as of March 31, 2007, and expire at various times through 2015.

Other than the addition of the model home financing obligations discussed above, there were no material changes to our long-term debt and contractual obligations.

Stock Repurchases and Dividends Paid - On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE, or in privately negotiated transactions. We did not repurchase any shares in the open market during the three or six months ended March 31, 2007. During the six months ended March 31, 2006, we repurchased approximately 2.0 million shares for an aggregate purchase price of $133.2 million or approximately $66 per share pursuant to the plan. At March 31, 2007, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan. We have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and is unlikely in the foreseeable future.

For the six months ended March 31, 2007 and 2006, we paid quarterly cash dividends of $0.10 per common share, or a total of approximately $7.8 million and $8.3 million, respectively. On November 2, 2007, our Board of Directors suspended our dividend payments. The Board concluded that suspending dividends, which will allow us to conserve approximately $16 million of cash annually was a prudent effort in light of the continued deterioration of the housing market.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments – We historically have attempted to control half or more of our land supply through option contracts. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligations with respect to options with specific performance provisions are included in our unaudited condensed consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $300.1 million at March 31, 2007. This amount includes non-refundable letters of credit of approximately $42.4 million. The total remaining purchase price, net of cash deposits, committed under all options was $2.1 billion as of March 31, 2007. Only $16.2 million of total remaining purchase price under such options contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.

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

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIE”s) under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our condensed consolidated balance sheets at March 31, 2007 and September 30, 2006 reflect consolidated inventory not owned of $462.3 million and $471.4 million, respectively. We consolidated $143.8 million and $146.6 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of March 31, 2007 and September 30, 2006, respectively. In addition, as of March 31, 2007 and September 30, 2006, we recorded $318.5 million and $324.8 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements for which our deposits and pre-acquisition development costs exceeded certain thresholds in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $335.6 million at March 31, 2007 and $330.7 million at September 30, 2006. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our condensed consolidated balance sheets include investments in joint ventures totaling $132.4 million and $124.8 million at March 31, 2007 and September 30, 2006, respectively.

Our joint ventures typically obtain secured acquisition and development financing. At March 31, 2007, our unconsolidated joint ventures had borrowings outstanding totaling $804.2 million. In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At March 31, 2007, we had repayment guarantees totaling $29.1 million and loan to value maintenance guarantees of $7.7 million related to certain of our unconsolidated joint ventures’ debt (see Note 8 to the unaudited condensed consolidated financial statements for additional information regarding our joint ventures and related guarantees).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of March 31, 2007, we had $219.9 million of variable rate debt outstanding. Based on our average outstanding borrowings under our variable rate debt at March 31, 2007, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by approximately $2.2 million.

Item 4. Controls and Procedures

Background and Results of Independent Investigation
In April 2007, the Audit Committee of the Board of Directors initiated an independent investigation of our mortgage origination business through independent legal counsel and independent forensic accountants. During the course of this investigation, the Audit Committee determined that our mortgage origination practices related to certain loans in prior periods violated certain applicable federal and/or state origination requirements. During the course of the investigation, the Audit Committee also discovered accounting and financial reporting errors and/or irregularities that required restatement resulting primarily from (1) inappropriate accumulation of reserves and/or accrued liabilities associated with land development and house costs (“Inventory Reserves”) and the subsequent improper release of such reserves and accrued liabilities and (2) inaccurate revenue recognition with respect to certain model home sale-leaseback transactions. In conjunction with the restatement of the items above, we also made corresponding capitalized interest, capitalized indirect costs and income tax adjustments to our unaudited condensed consolidated financial statements as these balances were impacted by the aforementioned adjustments. We also made other adjustments to our unaudited condensed consolidated financial statements relating to corrections of accounting and financial reporting errors and/or irregularities, some errors previously identified, but historically not considered to be material to require correction, and some errors and irregularities discovered as part of the restatement process, consisting of (1) reclassifying model home furnishings and sales office leasehold improvements from owned inventory to property, plant and equipment, net in the amounts of $51.1 million at March 31, 2007 and $47.0 million at September 30, 2006; (2) reclassifying depreciation and amortization of model home furnishings and sales office leasehold improvements from home construction and land sales expenses to depreciation and amortization in the amount of $5.4 million and $10.4 million for the quarter and six months ended March 31, 2007 and $7.4 million and $14.1 million for the three and six months ended March 31, 2006, respectively; (3) recognizing total revenue ($7.1 million and $11.6 million) and home construction and land sales expenses ($5.5 million and $8.7 million) for the three and six months ended March 31, 2006 related to inappropriate revenue recognition timing in the 2005 fiscal year and the fiscal 2006 first and second quarters for certain home closings in California; (4) reclassifying the results of operations from our title services from other income, net ($1.6 million and $3.2 million) to total revenue ($2.3 million and $4.6 million) and selling, general and administrative (“SG&A”) expenses ($0.7 million and $1.4 million) for the three and six months ended March 31, 2006, respectively; (5) reclassifying $5.0 million from restricted cash at September 30, 2006 to cash and cash equivalents as such amount was determined not to be restricted; (6) recognizing the reversal of $13.9 million of Trinity moisture intrusion reserves through home construction and land sales expenses (see Note 8) in the quarter ended March 31, 2006 instead of the previously presented reversal in the quarter ended June 30, 2006; (7) increasing inventory impairment charges by $25.4 million and $45.8 million for the three and six months ended March 31, 2007 for the impact on inventory balances as a result of the aforementioned inventory adjustments and the correction of certain capitalized interest and indirect cost inputs into the cash flow models used to assess and calculate the inventory impairments; (8) certain other miscellaneous immaterial adjustments; and (9) the related tax effects of the adjustments described in (1) through (8) above. See Notes 8 and 12 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. Financial Statements for further discussion of the restatement issues.

Disclosure Controls and Procedures
At the time of the original filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2007, our management, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Act) as of March 31, 2007 and had concluded that such disclosure controls and procedures were effective.  Subsequent to our original evaluation and as a result of the restatement matters discussed above, management, under the supervision and with the participation of its CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Act), as of the end of period covered by this report. Management concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were not effective primarily because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. In addition, our disclosure controls and procedures not relating to internal control over financial reporting were not sufficiently documented and were not designed to require all accounting and financial employees, and other corporate employees with specific knowledge of, or responsibility for, other disclosures to complete quarterly certifications (management representations).

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

Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified the following control deficiencies as of March 31, 2007 that constituted material weaknesses:

Control Environment –The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the actions of its employees, and is the foundation for all other components of internal control over financial reporting. We did not maintain an effective control environment. The Company identified the following deficiencies in our control environment as of March 31, 2007, each of which is considered to be a material weakness:

●	Code of Conduct Violations

The operating effectiveness of the Company’s Code of Business Conduct and Ethics Policy (the “Code”), which governs the execution by employees of their duties and responsibilities within established procedures, was deficient. As a result, the Code was not consistently and strictly adhered to including by certain of the Company’s former executive officers, and violations of the Code were not promptly and appropriately reported.  This deficiency led to an environment where improper and erroneous accounting information was utilized related to certain transactions and financial statement matters and inappropriate decisions could have been made, and were made, including with respect to certain model home sale-leaseback transactions and certain home closings in California that were not in accordance with GAAP.

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

Change in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Investigations
United States Attorney, State and Federal Agency Investigations. Beazer Homes and its subsidiary, Beazer Mortgage Corporation, are under criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina and other state and federal agencies concerning the matters that have been the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors (the “Investigation”) as described in Notes 8 and 12 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q/A. The Company is fully cooperating with these investigations.

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

We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of March 31, 2007.

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

We cannot predict or determine the timing or final outcome of the governmental investigations or the lawsuits or the effect that any adverse findings in the investigations or adverse determinations in the lawsuits may have on us. While we are cooperating with the governmental investigations, developments, including the expansion of the scope of the investigations, could negatively impact us and could divert the efforts and attention of our management team from the operation of our business and/or result in further departures of executives or other employees. An unfavorable determination resulting from any governmental investigation could result in the filing of criminal charges, the payment of substantial criminal or civil fines, the imposition of injunctions on our conduct or the imposition of other penalties or consequences, including the Company adjusting, curtailing or terminating the conduct of certain of our business operations. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and prospects. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the investigations and the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations.

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

2)
To consider and act upon a proposal to ratify the selection of Deloitte & Touche LLP by the Audit Committee of the Board of Directors as independent registered public accounting firm for the fiscal year ending September 30, 2007:

Votes For	Votes Against	Votes Abstain
36,380,057	563,503	18,087

Item 6.	Exhibits

31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.

Date: May 12, 2008	By:	/s/ Allan P. Merrill
	Name:	Allan P. Merrill
Executive Vice President and
Chief Financial Officer