Form 10-Q
period 2007-06-30
BEAZER HOMES USA INC
filed 2008-05-12
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	☐	NO	☒

Class	Outstanding at April 25, 2008

Common Stock, $0.001 par value	39,234,305 shares

References to “we,” “us,” “our,” “Beazer”, “Beazer Homes” and the “Company” in this quarterly report on Form 10-Q refer to Beazer Homes USA, Inc.

EXPLANATORY NOTE
Restatement of Consolidated Financial Results

In April 2007, the Audit Committee of the Board of Directors initiated an independent investigation of our mortgage origination business through independent legal counsel and independent forensic accountants. During the course of this investigation, the Audit Committee determined that our mortgage origination practices related to certain loans in prior periods violated certain applicable federal and/or state origination requirements. During the course of the investigation, the Audit Committee also discovered accounting and financial reporting errors and/or irregularities that required restatement resulting primarily from (1) inappropriate accumulation of reserves and/or accrued liabilities associated with land development and house costs (“Inventory Reserves”) and the subsequent improper release of such reserves and accrued liabilities and (2) inaccurate revenue recognition with respect to certain model home sale-leaseback transactions. In conjunction with the restatement of the items above, we also made corresponding capitalized interest, capitalized indirect costs and income tax adjustments to our unaudited condensed consolidated financial statements as these balances were impacted by the aforementioned adjustments. We also made other adjustments to our unaudited condensed consolidated financial statements relating to corrections of accounting and financial reporting errors and/or irregularities, some errors previously identified, but historically not considered to be material to require correction, and some errors and irregularities discovered as part of the restatement process, consisting of (1) reclassifying model home furnishings and sales office leasehold improvements from owned inventory to property, plant and equipment, net in the amount of $47.0 million at September 30, 2006; (2) reclassifying depreciation and amortization of model home furnishings and sales office leasehold improvements from home construction and land sales expenses to depreciation and amortization in the amounts of $7.3 million and $21.3 million for the three and nine months ended June 30, 2006, respectively; (3) recognizing total revenue ($11.6 million) and home construction and land sales expenses ($8.7 million) for the nine months ended June 30, 2006 related to inappropriate revenue recognition timing in the fiscal year ended September 30, 2005 and 2006 first and second quarters for certain home closings in California; (4) reclassifying the results of operations from our title services from other income, net ($1.6 million and $4.8 million) to total revenue ($2.5 million and $7.1 million) and selling, general and administrative (“SG&A”) expenses ($1.0 million and $2.4 million) for the three and nine months ended June 30, 2006, respectively; (5) reclassifying $5.0 million from restricted cash at September 30, 2006 to cash and cash equivalents as such amount was determined not to be restricted; (6) recognizing the reversal of a previously presented $13.9 million reduction in the Trinity moisture intrusion reserves through home construction and land sales expenses in the three months ended March 31, 2006 instead of the previously presented reversal of $13.9 million in the three months ended June 30, 2006; (7) certain other miscellaneous immaterial adjustments; and (8) the related tax effects of the adjustments described in (1) through (7) above.

As discussed in Note 12 to the accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, we have restated our unaudited condensed consolidated financial statements and the related disclosures for the three and nine months ended June 30, 2006 and as of September 30, 2006. Specifically, we have restated our unaudited condensed consolidated balance sheets as of September 30, 2006, the related unaudited condensed consolidated statements of operations, including related disclosures, for the three and nine months ended June 30, 2006 and the related unaudited condensed consolidated statement of cash flows for the nine months ended June 30, 2006. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, has been updated to reflect the effects of the restatement.

We are concurrently filing our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, the Quarterly Reports on Form 10-Q/A for the fiscal quarters ended December 31, 2006 and March 31, 2007 with this June 30, 2007 Form 10-Q, all of which contain restated financial statements for the comparative periods of fiscal 2007, 2006 and 2005, as applicable.

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

FORWARD-LOOKING STATEMENTS

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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2007	September 30, 2006
		As Restated, See Note 12
ASSETS
Cash and cash equivalents	$123,909	$167,570
Restricted cash	5,492	4,873
Accounts receivable	72,941	338,033
Income tax receivable	42,209	-
Inventory
Owned inventory	2,906,689	3,137,021
Consolidated inventory not owned	412,533	471,441
Total Inventory	3,319,222	3,608,462
Residential mortgage loans available-for-sale	24,354	92,157
Investments in unconsolidated joint ventures	132,922	124,799
Deferred tax assets	179,436	71,344
Property, plant and equipment, net	77,123	76,454
Goodwill	91,616	121,368
Other assets	122,018	109,611
Total Assets	$4,191,242	$4,714,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$92,061	$140,008
Other liabilities	474,440	557,754
Obligations related to consolidated inventory not owned	263,050	330,703
Senior Notes (net of discounts of $3,151 and $3,578, respectively)	1,521,849	1,551,422
Junior subordinated notes	103,093	103,093
Warehouse Line	20,774	94,881
Other secured notes payable	121,372	89,264
Model home financing obligations	116,522	117,079
Total Liabilities	2,713,161	2,984,204

Stockholders’ Equity:
Preferred stock (par value $.01 per share, 5,000,000 shares
authorized, no shares issued)	-	-
Common stock (par value $.001 per share, 80,000,000 shares
authorized, 42,539,215 and 42,318,098 issued and
39,208,887 and 38,889,554 outstanding, respectively)	43	42
Paid-in capital	538,886	529,326
Retained earnings	1,123,003	1,390,552
Treasury stock, at cost (3,330,328 and 3,428,544 shares, respectively)	(183,851)	(189,453)
Total Stockholders’ Equity	1,478,081	1,730,467
Total Liabilities and Stockholders’ Equity	$4,191,242	$4,714,671

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
		As Restated, See Note 12		As Restated, See Note 12
Total revenue	$758,146	$1,191,952	$2,390,014	$3,528,635
Home construction and land sales expenses	643,954	895,565	2,012,150	2,602,009
Inventory impairments and option contract abandonments	154,244	10,721	399,856	20,352
Gross (loss) profit	(40,052)	285,666	(21,992)	906,274

Selling, general and administrative expenses	104,131	151,027	325,515	429,765
Depreciation and amortization	7,880	9,919	23,169	29,038
Goodwill impairment	29,752	-	29,752	-
Operating (loss) income	(181,815)	124,720	(400,428)	447,471
Equity in (loss) income of unconsolidated joint ventures	(939)	1,127	(7,012)	1,809
Other income (loss), net	2,731	(73)	8,055	2,458
(Loss) income before income taxes	(180,023)	125,774	(399,385)	451,738
(Benefit from) provision for income taxes	(61,276)	44,165	(143,544)	166,609
Net (loss) income	$(118,747)	$81,609	$(255,841)	$285,129

Weighted average number of shares:
Basic	38,459	39,435	38,388	40,281
Diluted	38,459	43,929	38,388	44,909

Earnings per share:
Basic	$(3.09)	$2.07	$(6.66)	$7.08
Diluted	$(3.09)	$1.89	$(6.66)	$6.44

Cash dividends per share	$0.10	$0.10	$0.30	$0.30

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended June 30,
	2007	2006
		As Restated, See Note 12
Cash flows from operating activities:
Net (loss) income	$(255,841)	$285,129
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,169	29,038
Stock-based compensation expense	7,406	11,446
Inventory impairments and option contract abandonments	399,856	20,352
Goodwill impairment	29,752	-
Deferred income tax (benefit) provision	(108,092)	22,581
Tax benefit from stock transactions	(3,212)	(8,438)
Equity in loss (income) of unconsolidated joint ventures	7,012	(1,809)
Cash distributions of income from unconsolidated joint ventures	3,625	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	265,092	37,625
Increase in income tax receivable	(42,209)	-
Increase in inventory	(116,057)	(823,012)
Decrease (increase) in residential mortgage loans available-for-sale	67,803	(31,267)
Increase in other assets	(12,083)	(27,705)
(Decrease) increase in trade accounts payable	(47,947)	5,570
Decrease in other liabilities	(97,175)	(135,132)
Other changes	950	(26)
Net cash provided by (used in) operating activities	122,049	(615,648)
Cash flows from investing activities:
Capital expenditures	(23,948)	(39,080)
Investments in unconsolidated joint ventures	(18,666)	(44,875)
Changes in restricted cash	(619)	-
Distributions from unconsolidated joint ventures	1,732	3,911
Net cash (used in) investing activities	(41,501)	(80,044)
Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	130,031	1,365,031
Repayment of credit facilities and warehouse line	(204,138)	(1,313,220)
Repayment of other secured notes payable	(14,431)	(13,555)
Borrowings under senior notes	-	275,000
Borrowings under junior subordinated notes	-	103,093
Repurchase of senior notes	(30,413)	-
Borrowings under model home financing obligations	5,061	67,355
Repayment of model home financing obligations	(5,618)	(286)
Debt issuance costs	(324)	(5,931)
Proceeds from stock option exercises	4,423	7,107
Common stock redeemed	(304)	(1,924)
Treasury stock purchases	-	(183,329)
Tax benefit from stock transactions	3,212	8,438
Dividends paid	(11,708)	(12,250)
Net change in book overdraft	-	127,431
Net cash (used in) provided by financing activities	(124,209)	422,960
Decrease in cash and cash equivalents	(43,661)	(272,732)
Cash and cash equivalents at beginning of period	167,570	297,098
Cash and cash equivalents at end of period	$123,909	$24,366

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (“Beazer Homes” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in the Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “2007 Annual Report”) filed concurrently with this Quarterly Report on Form 10-Q.

Reclassifications. Inventory impairments and option contract abandonments in the amounts of $7.8 million and $20.4 million for the three and nine months ended June 30, 2006, respectively, have been reclassified from home construction and land sales expenses to inventory impairments and option contract abandonments in the accompanying unaudited condensed consolidated statements of operations to conform to the current fiscal 2007 presentation. Depreciation and amortization in the amounts of $2.6 million and $7.7 million for the three and nine months ended June 30, 2006 have been reclassified from selling, general and administrative expenses to depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations to conform to the current fiscal 2007 presentation.

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

A Monte Carlo simulation model requires the following inputs, as of the modification date: (1) expected dividend yield on the underlying stock, (2) expected price volatility of the underlying stock, (3) risk-free interest rate for a period corresponding with the expected term of the option and (4) fair value of the underlying stock. The methodology used to determine these assumptions is similar as for the Black-Scholes Model discussed above; however, the expected term is determined by the model in the Monte-Carlo simulation.

For Beazer Homes and each member of the peer group, the following inputs were used in the Monte Carlo simulation model to determine fair value as of the grant date for the performance-based, nonvested awards: risk-free interest rate ranging from 4.54% to 4.8% for 2007 grants and 4.53% to 4.55% for 2006 grants; expected aggregate discrete dividends during the performance period ($0.10 per quarter for Company all grants); and expected annualized volatility ranging from 35.16% to 38.14% for the Company’s 2007 grants and from 34.3% to 42.9% for the Company’s 2006 grants.

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as an expense using the straight-line method over the vesting period. Unearned compensation is now included in paid-in capital in accordance with SFAS 123R. As of June 30, 2007, there was $23.6 million of total unrecognized compensation cost related to nonvested stock. That cost is expected to be recognized over a weighted average period of 3.9 years. For the three and nine months ended June 30, 2007, our total stock-based compensation expense, included in selling, general and administrative expenses (“SG&A”), was approximately $3.5 million ($2.4 million net of tax) and $7.4 million ($5.0 million net of tax). Stock compensation expense for the three and nine months ended June 30, 2007 includes the reversal of approximately $550,000 and $3.9 million, respectively, of previously recorded stock compensation expense as a result of unvested stock-based award forfeitures. Stock-based compensation expense for the three and nine months ended June 30, 2006 was $5.5 million ($3.7 million net of tax) and $11.4 million ($7.8 million net of tax), respectively.

Activity relating to nonvested stock awards for the three and nine months ended June 30, 2007 is as follows.

	Three Months Ended June 30, 2007		Nine Months Ended June 30, 2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	920,154	$48.85	974,457	$50.66
Granted	105,882	34.08	287,436	39.12
Vested	(12,108)	40.91	(35,730)	45.87
Forfeited	(35,891)	42.91	(248,126)	50.19
End of period	978,037	$47.57	978,037	$47.57

In addition, during the three and nine months ended June 30, 2007, employees surrendered 5,542 and 8,766 shares, respectively, to us in payment of minimum tax obligations upon the vesting of nonvested stock under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $164,000 and $304,000, or approximately $29.68 and $34.70 per share, respectively.

The fair value of each grant during the three and nine months ended June 30, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model. Expected life of options/SSARs granted was computed using the mid-point between the vesting period and contractual life of the options/SSARs and was a weighted average of 5.25 years. Expected volatilities were based on the historical volatility of the Company’s stock and other factors and ranged from 59.8% to 61.7%. Expected discrete dividends of $0.10 per quarter were assumed in lieu of a continuously compounding dividend yield. The weighted average risk-free interest rate ranged from 4.54% to 4.76%.

The following table summarizes stock options and SSARs outstanding as of June 30, 2007, as well as activity during the three and nine months then ended:

	Three Months Ended June 30, 2007		Nine Months Ended June 30, 2007
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	1,877,799	$46.39	2,135,572	$43.82
Granted	264,706	34.00	538,594	38.61
Exercised	(15,000)	27.73	(312,501)	14.15
Forfeited	(44,747)	43.84	(278,907)	58.20

Outstanding at end of period	2,082,758	$45.00	2,082,758	$45.00

Exercisable at end of period	623,194	$26.41	623,194	$26.41

Vested and expected to vest in the future	1,728,032	$42.64	1,728,032	$42.64

At June 30, 2007, the weighted-average remaining contractual life for all options/SSARs outstanding, currently exercisable, and vested or expected to vest in the future was 5.41 years, 4.43 years and 5.40 years, respectively.

At June 30, 2007, 1,728,032 SSARs/Options were vested or expected to vest in the future with a weighted average exercise price of $42.64 and a weighted average expected life of 3.44 years. At June 30, 2007, the aggregate intrinsic value of SSARs/options outstanding, vested and expected to vest in the future and SSARs/options exercisable was approximately $1.3 million. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. The intrinsic value of stock options exercised during the three and nine months ended June 30, 2007 was approximately $117,000 and $8.7 million, respectively.

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

The fair value of the assets held for development is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community, the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. As of June 30, 2007, we used discount rates of 17% to 22% in our estimated discounted cash flow impairment calculations. We recorded impairments on land held for development and homes under construction of $109.4 million and $306.8 million during the three and nine months ended June 30, 2007. Impairments on inventory held for development totaled $0.8 million for the nine months ended June 30, 2006.

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

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During the nine months ended June 30, 2007, we recorded inventory impairments on land held for sale of $4.0 million. No held for sale inventory impairments were recorded for the three months ended June 30, 2007 or the three or nine months ended June 30, 2006.

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

Goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of April 30 or more frequently if an event occurs or circumstances indicate that the asset might be impaired. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our operating divisions is considered a reporting unit. The fair value of each reporting unit is determined based on expected discounted future cash flows. If the carrying amount of a reporting unit exceeds its fair value, the goodwill within the reporting unit may be potentially impaired. An impairment loss is recognized if the carrying amount of the goodwill exceeds implied fair value of that goodwill. The housing market continued to deteriorate during the third quarter of fiscal 2007. This deterioration has resulted in an oversupply of inventory, reduced levels of demand, increased cancellation rates, aggressive price competition and increased incentives for homes sales. Based on our annual impairment tests and consideration of the current and expected future market conditions, we determined that goodwill for our Northern California, Nevada, and Tampa, Florida reporting units was impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets and recorded non-cash, pre-tax goodwill impairment charges totaling $29.8 million during the quarter ended June 30, 2007. Based on our annual goodwill impairment test as of April 30, 2006, we had no impairment of goodwill.

Goodwill impairment charges are reported in Corporate and unallocated and are not allocated to our homebuilding segments. Goodwill balances by reportable segment as of September 30, 2006 and June 30, 2007 were as follows:

Goodwill	September 30,		June 30,
(in thousands)	2006	Impairments	2007

West	$55,452	$(26,418)	$29,034
Mid-Atlantic	23,286	-	23,286
Florida	13,740	(3,334)	10,406
Southeast	17,641	-	17,641
Other homebuilding	11,249	-	11,249
Consolidated total	$121,368	$(29,752)	$91,616

Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of one or more reporting units to be more or less than their respective carrying amounts. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations. Impairment charges related to reporting units which are not currently impaired may occur in the future if further market deterioration occurs resulting in a revised analysis of fair value.

(2) Supplemental Cash Flow Information

During the nine months ended June 30, we paid interest of $126.9 million in 2007 and $95.5 million in 2006. In addition, we paid income taxes of $15.7 million in 2007 and $165.3 million in 2006. We also had the following non-cash activity (in thousands):

	Nine Months Ended June 30,
	2007	2006
Supplemental disclosure of non-cash activity:
Increase in consolidated inventory not owned	$-	$32,582
Land acquired through issuance of notes payable	46,539	53,266
Issuance of stock under deferred bonus stock plans	426	-

(3) Inventory

(in thousands)	June 30, 2007	September 30, 2006
Homes under construction	$1,175,302	$1,144,750
Development projects in progress	1,511,651	1,813,720
Unimproved land held for future development	11,240	12,213
Land Held for Sale	65,747	30,074
Model homes	142,749	136,264
Total Owned Inventory	$2,906,689	$3,137,021

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 443 ($101.1 million) and 1,197 ($240.8 million) completed homes that were not subject to a sales contract at June 30, 2007 and September 30, 2006, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	June 30, 2007			September 30, 2006
	Held for Development	Land Held for Sale	Total Owned Inventory	Held for Development	Land Held for Sale	Total Owned Inventory

West Segment	$926,075	$53,169	$979,244	$1,197,559	$6,411	$1,203,970
Mid-Atlantic Segment	501,912	691	502,603	449,909	-	449,909
Florida Segment	263,574	-	263,574	337,289	-	337,289
Southeast Segment	420,120	1,787	421,907	349,598	14,058	363,656
Other	473,369	10,100	483,469	559,124	9,605	568,729
Unallocated	255,892	-	255,892	213,468	-	213,468
Total	$2,840,942	$65,747	$2,906,689	$3,106,947	$30,074	$3,137,021

The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded (in thousands):

	Quarter Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Development projects and homes in process (Held for Development)
West	$57,623	$-	$140,532	$-
Mid-Atlantic	6,516	-	41,495	-
Florida	16,931	-	54,904	-
Southeast	7,204	-	12,075	-
Other	14,960	-	39,450	809
Unallocated	6,194	-	18,389	-
Subtotal	$109,428	$-	$306,845	$809

Land Held for Sale
West	$-	$-	$3,105	$-
Southeast	-	-	500	-
Other	-	-	350	-
Subtotal	$-	$-	$3,955	$-

Lot Option Abandonments
West	$19,858	$6,951	$31,616	$7,769
Mid-Atlantic	14,477	122	19,174	370
Florida	7,209	1,332	21,481	1,538
Southeast	2,685	246	5,934	3,837
Other	587	2,070	10,851	6,029

Subtotal	$44,816	$10,721	$89,056	$19,543

Total	$154,244	$10,721	$399,856	$20,352

The inventory impaired during the three and nine months ended June 30, 2007 represented 3,498 and 9,131 lots in 45 and 129 communities with an estimated fair value of $236.0 million and $672.7 million, respectively. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. Our West and Florida segments experienced the most significant amount of inventory impairments as compared to our other homebuilding segments. Our West and Florida segments comprise approximately 26% and 11%, respectively, of our total land and lots owned as of June 30, 2007 and approximately 33% and 9%, respectively, of the dollar value of our held for development inventory as of June 30, 2007. In addition, our homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was driven in large part by speculative purchases and the availability of mortgage credit during those time periods which are no longer present in the marketplace. The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale.

The impairments recorded in our other segments are primarily as a result of continued price competition brought on by the significant increase in new and resale home inventory during the three and nine months ended June 30, 2007 that has resulted in increased sales incentives and home sales price declines as we attempt to increase new orders and generate cash to the Company.

The inventory impaired during the nine months ended June 30, 2006 primarily represented homes in backlog sold at a loss for which a valuation adjustment was recorded to properly state the inventory at fair value. The homes generally closed in the following quarter.

We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $249.8 million at June 30, 2007. This amount includes non-refundable letters of credit of approximately $35.0 million. The total remaining purchase price, net of cash deposits, committed under all options was $1.9 billion as of June 30, 2007. Only $81.6 million of the total remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.

In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. The total abandonments recorded for the three months and nine months ended June 30, 2007 were $44.8 million and $89.1 million representing 25 and 92 communities, respectively, with the West and Florida segments containing 35.5% and 24.1%, respectively, of the nine-month abandonments as the markets in those segments were among the markets with the highest levels of new and resale home supply.

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

We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at June 30, 2007 and September 30, 2006 reflect consolidated inventory not owned of $412.5 million and $471.4 million, respectively. We consolidated $73.2 million and $146.6 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of June 30, 2007 and September 30, 2006, respectively. In addition, as of June 30, 2007 and September 30, 2006, we recorded $339.3 million and $324.8 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $263.1 million at June 30, 2007 and $330.7 million at September 30, 2006. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

(4) Investments in and Advances to Unconsolidated Joint Ventures

As of June 30, 2007, we participated in 24 land development joint ventures in which Beazer Homes had less than a controlling interest. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. Equity in (loss) income of unconsolidated joint ventures was $(0.9) million and $1.1 million for the three months ended June 30, 2007 and 2006 and $(7.0) million and $1.8 million for the nine months ended June 30, 2007 and 2006, respectively. Equity in loss of unconsolidated joint ventures for nine months ended June 30, 2007 includes the writedown of our investment in certain of our joint ventures, specifically $3.1 million of impairments of inventory held within those ventures in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. Our joint ventures typically obtain secured acquisition and development financing. The following table presents our investment in and guarantees under our unconsolidated joint ventures, as well as total equity and outstanding borrowings of these joint ventures as of June 30, 2007 and September 30, 2006:

(in thousands)	June 30, 2007	September 30, 2006

Beazer’s investment in joint ventures	$132,922	$124,799
Total equity of joint ventures	493,291	487,726
Total outstanding borrowings of joint ventures	764,943	753,801
Beazer’s portion of loan to maintenance guarantees	7,717	20,500
Beazer’s portion of repayment guarantees	40,935	22,825

At June 30, 2007 and September 30, 2006, total borrowings outstanding above include $435.1 million and $460.1 million related to one joint venture in which we are a 2.58% partner. In some instances, Beazer Homes and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At June 30, 2007, these guarantees included, for certain joint ventures, construction completion guarantees, loan to value maintenance agreements, repayment guarantees and environmental indemnities. See Note 8 for further discussion of these guarantees.

(5) Interest

The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Capitalized interest in inventory, beginning of period	$93,239	$66,713	$78,996	$50,808
Interest incurred and capitalized	37,394	32,877	112,102	86,771
Capitalized interest impaired	(3,314)	-	(9,140)	-
Capitalized interest amortized to house construction and land sales expenses	(30,040)	(21,760)	(84,679)	(59,749)
Capitalized interest in inventory, end of period	$97,279	$77,830	$97,279	$77,830

(6) Earnings Per Share and Stockholders’ Equity

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Basic:
Net (loss) income	$(118,747)	$81,609	$(255,841)	$285,129
Weighted average number of common shares outstanding	38,459	39,435	38,388	40,281
Basic (loss) earnings per share	$(3.09)	$2.07	$(6.66)	$7.08

Diluted:
Net (loss) income	$(118,747)	$81,609	$(255,841)	$285,129
Interest on convertible debt - net of taxes	-	1,347	-	4,038
Net (loss) income available to common shareholders	$(118,747)	$82,956	$(255,841)	$289,167
Weighted average number of common shares outstanding	38,459	39,435	38,388	40,281
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	-	3,499	-	3,499
Options to acquire common stock	-	464	-	538
Contingent shares (performance based stock)	-	72	-	48
Restricted stock	-	459	-	543
Diluted weighted average common shares outstanding	38,459	43,929	38,388	44,909
Diluted (loss) earnings per share	$(3.09)	$1.89	$(6.66)	$6.44

In computing diluted loss per share for the three and nine months ended June 30, 2007, common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. Options to purchase 947,962 and 400,026 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2006, respectively, because their inclusion would have been anti-dilutive.

In June 2006, the Shareholder Rights Plan adopted in June 1996 by the Company’s Board of Directors expired. No rights issued under this plan were redeemed or exercised prior to expiration.

(7) Borrowings

At June 30, 2007 and September 30, 2006 we had the following borrowings (in thousands):

	Maturity Date	June 30, 2007	September 30, 2006
Warehouse Line	February 2008	$20,774	$94,881
Revolving Credit Facility	August 2009	-	-
8 5/8% Senior Notes*	May 2011	180,000	200,000
8 3/8% Senior Notes*	April 2012	340,000	350,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	121,372	89,264
Model home financing obligations	Various Dates	116,522	117,079
Unamortized debt discounts		(3,151)	(3,578)
Total		$1,883,610	$1,955,739

* Collectively, the “Senior Notes”

Warehouse Line – Effective February 7, 2007, Beazer Mortgage amended its 364-day credit agreement (the “Warehouse Line”) to extend its maturity date to February 8, 2008 and modify the maximum available borrowing capacity to $100 million, subject to compliance with the mortgage loan eligibility requirements as defined in the Warehouse Line. The Warehouse Line was secured by certain mortgage loan sales and related property. The Warehouse Line was entered into with a number of banks to fund the origination of residential mortgage loans. The maximum available borrowing capacity was subsequently reduced through amendments down to $17 million as of September 30, 2007. The Warehouse Line was not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility. Borrowings under the Warehouse Line were $20.8 million and bore interest at 6.3% per annum as of June 30, 2007. Effective November 14, 2007, we terminated the Warehouse Line.

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

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable. There were no borrowings outstanding under the Revolving Credit Facility at June 30, 2007 or September 30, 2006; however, we had $138.6 million and $145.6 million of letters of credit outstanding under the Revolving Credit Facility at June 30, 2007 and September 30, 2006, respectively. At June 30, 2007, we had available borrowings of $268.0 million under the Revolving Credit Facility.

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

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At June 30, 2007, under the most restrictive covenants of each indenture, approximately $110.3 million of our retained earnings was available for cash dividends and for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

In March 2007, we voluntarily repurchased $10.0 million of our outstanding 8 5/8% Senior Notes and $10.0 million of our outstanding 8 3/8% Senior Notes on the open market. The aggregate purchase price was $20.6 million, or an average of 102.9% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $562,500 pretax loss during the second quarter of fiscal 2007. On March 28, 2007, we repurchased an additional $10.0 million of our outstanding 8 5/8% Senior Notes which were cash settled on April 2, 2007 at a purchase price of $9.85 million, or an average of 98.5% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $150,000 pre-tax gain. Gains/losses from notes repurchased are included in other (loss) income, net in the accompanying unaudited condensed consolidated statements of operations. Senior Notes purchased by the Company were cancelled.

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

Other Secured Notes Payable - We periodically acquire land through the issuance of notes payable. As of June 30, 2007 and September 30, 2006, we had outstanding notes payable of $121.4 million and $89.3 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 6.75% to 11.00% at June 30, 2007. These notes are secured by the real estate to which they relate. During the first six months of fiscal 2008, we repaid $95 million of these secured notes payable.

Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions discussed in Note 12, we have recorded $116.5 million and $117.1 million of debt as of June 30, 2007 and September 30, 2006, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 9.82% as of June 30, 2007, and expire at various times through 2015.

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

Our warranty reserves at June 30, 2007 and 2006 include accruals for Trinity Homes LLC (“Trinity”) moisture intrusion issues discussed more fully below. Warranty reserves are included in other liabilities and the provision for warranty accruals is included in home construction and land sales expenses in the unaudited condensed consolidated financial statements. We record reserves covering anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. While we believe that our warranty reserves are adequate, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve. Our warranty reserves, which include amounts related to the Trinity moisture intrusion issues discussed below, are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$87,467	$109,712	$99,030	$136,481
Provisions (reductions) (1)	(4,163)	4,841	6,495	2,695
Payments	(10,124)	(13,645)	(32,345)	(38,268)
Balance at end of period	$73,180	$100,908	$73,180	$100,908

(1) Upon review of the adequacy of the warranty reserves, it was determined that the warranty reserve as of June 30, 2007 and 2006, respectively, contained reserves in excess of anticipated claims related to the Trinity moisture intrusion issues. As a result, the provision for warranty reserves was reduced by $6.0 million and $12.0 million for the three and nine months ended June 30, 2007 and $1.3 million and $21.7 million for the three and nine months ended June 30, 2006, respectively.

Trinity Claims – Beazer Homes and certain of our subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to moisture intrusion. We have experienced a significant number of such claims in our Midwest region and particularly with respect to homes built by Trinity a subsidiary which was acquired in the Crossmann acquisition in 2002.

As of June 30, 2007, there were eight pending lawsuits related to such complaints received by Trinity. All suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate. Additionally, a class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC. The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004.

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

Under the settlement, subject to Trinity’s timely performance of the specified assessments and remediation activities for homeowners who file claims, each homeowner releases Trinity, Beazer Homes Investments, LLC and other affiliated companies, including Beazer Homes, from the claims asserted in the class action lawsuit, claims arising out of external moisture intrusion, claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others. No appeals of the court’s order approving the settlement were received by the court within the timeframe established by the court. The Company sent out the claims notices on December 17, 2004, and the class members had until February 15, 2005 to file claims. A total of 1,311 valid claims were filed (of the 2,161 total class members), of which 613 complaints had been received prior to our receipt of the claim notices. Class members who did not file a claim by February 15, 2005 are no longer able to file a class action claim under the settlement or pursue an individual claim against Trinity. As of June 30, 2007, we have completed remediation of 1,410 homes related to 1,808 total Trinity claims.

Our warranty reserves at June 30, 2007 and September 30, 2006 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion. Warranty reserves also include accruals for class action claims received, pursuant to the settlement discussed above, from class members who had not previously contacted Trinity with complaints.

The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred. Homes for which we receive complaints are classified into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.

As of June 30, 2007 and September 30, 2006, we accrued for our estimated cost to remediate homes that we had assessed and assigned to one of the above categories, as well as our estimated cost to remediate those homes for which an assessment had not yet been performed. For purposes of our accrual, we have historically assigned homes not yet assessed to categories based on our expectations about the extent of damage and trends observed from the results of assessments performed to date. In addition, our cost estimation process considers the subdivision of the claimant along with the categorization discussed above. Once a home is categorized, detailed budgets are used as the basis to prepare our estimated costs to remediate such home.

During fiscal 2004, we initiated a program under which we offered to repurchase a limited number of homes from specific homeowners. The program was concluded during the first quarter of fiscal 2005. We have repurchased a total of 54 homes under the program. During the nine months ended June 30, 2007, the Company sold 12 of the repurchased homes, bringing the total homes sold to date to 34. The remaining 20 homes were acquired for an aggregate purchase price of $8.5 million which is included in owned inventory at estimated fair value less costs to sell. As of September 30, 2006 there were 32 homes remaining which were acquired for an aggregate purchase price of $13.2 million.

The following accruals at June 30, 2007 represent our best estimates of the costs to resolve all asserted complaints associated with Trinity moisture intrusion issues. We regularly review our estimate of these costs. Since the commencement of the remediation program, our remediation cost per home has continued to decrease as homes requiring more extensive repairs were addressed first and our internal processes and procedures, including enhanced contractor bid negotiations and inspections, improved as experience gained in addressing these issues has yielded meaningful benefits on a per home basis. Changes in the accrual for Trinity moisture intrusion issues during the period were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$36,975	$55,581	$47,704	$80,708
Reductions	(6,000)	(1,300)	(12,000)	(21,700)
Payments	(3,309)	(2,636)	(8,038)	(7,363)
Balance at end of period	$27,666	$51,645	$27,666	$51,645

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

Loan to Value Maintenance Agreements
We and our joint venture partners generally provide credit enhancements to acquisition, development and construction borrowings in the form of loan to value maintenance agreements, which can limit the amount of additional funding provided by the lenders (although not generally requiring repayment of the borrowings) to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the borrowings. During the nine months ended June 30, 2007 and 2006, we were not required to make any payments on the loan to value maintenance guarantees. At June 30, 2007, we had total loan to value maintenance guarantees of $7.7 million related to our unconsolidated joint venture borrowings.

Repayment Guarantees
We and our joint venture partners have repayment guarantees related to certain joint venture’s borrowings. These repayment guarantees requires the repayment of all or a portion of the debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowing or files for bankruptcy. During the nine months ended June 30, 2007 and 2006, we were not required to make payments related to any portion of the repayment guarantees. At June 30, 2007, we had repayment guarantees of $40.9 million related to the borrowings on these applicable unconsolidated joint ventures, some of which are only triggered upon bankruptcy of the joint venture.

Environmental Indemnities
Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and nine months ended June 30, 2007 and 2006, we were not required to make any payments related to environmental indemnities.

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

Other Contingencies - We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions, most relating to construction defects, moisture intrusion and related mold claims and product liability. Certain of the liabilities resulting from these actions are covered in whole or part by insurance. In our opinion, based on our current assessment, the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows. We have accrued $19.9 million and $18.5 million in other liabilities related to these matters as of June 30, 2007 and September 30, 2006, respectively.

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

We had performance bonds and outstanding letters of credit of approximately $632.9 million and $92.9 million, respectively, at June 30, 2007 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $59.8 million relating to our land option contracts discussed in Note 3. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

Investigations and Litigation

We and our subsidiary, Beazer Mortgage Corporation, are under criminal and civil investigations by the United States Attorney’s office in the Western District of North Carolina, the SEC and other federal and state agencies. We and certain of our current and former employees, officers and directors have been named as defendants in securities class action lawsuits, lawsuits regarding ERISA claims, and derivative shareholder actions. In addition, certain of our subsidiaries have been named in class action and multi-party lawsuits regarding claims made by homebuyers. We cannot predict or determine the timing or final outcome of the governmental investigations or the lawsuits or the effect that any adverse findings in the investigations or adverse determinations in the lawsuits may have on us. While we are cooperating with the governmental investigations, developments, including the expansion of the scope of the investigations, could negatively impact us, could divert the efforts and attention of our management team from the operation of our business, and/or result in further departures of executives or other employees. An unfavorable determination resulting from any governmental investigation could result the filing of criminal charges, the payment of substantial criminal or civil fines, the imposition of injunctions on our conduct or the imposition of other penalties or consequences, including but not limited to the Company having to adjust, curtail or terminate the conduct of certain of our business operations. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and prospects. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the investigations and the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations. See the discussion below for details related to these investigations and related litigation.

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

(9) Stock Repurchase Program

On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. We did not repurchase any shares in the open market during the three or nine months ended June 30, 2007. During the nine months ended June 30, 2006, we repurchased approximately 3.1 million shares for an aggregate purchase price of $183.3 million or approximately $59 per share pursuant to the plan. At June 30, 2007, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan. We have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors, and is unlikely in the foreseeable future.

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

Mid-Atlantic: Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia and West Virginia

Florida

Southeast: Georgia, North Carolina, South Carolina and Nashville, Tennessee

Other Homebuilding: Colorado, Indiana, Kentucky, Ohio, Texas and Memphis, Tennessee

Management’s evaluation of segment performance is based on segment operating income, which for our homebuilding segments is defined as homebuilding and land sale revenues less the cost of home construction, impairments, if any, land development and land sales, depreciation and amortization and certain selling, general and administrative expenses which are incurred by or allocated to our homebuilding segments. Segment operating income for our Financial Services segment is defined as revenues less costs associated with our mortgage operations and certain selling, general and administrative expenses incurred by or allocated to the Financial Services segment. The accounting policies of our segments are those described in Note 1 and the notes to the consolidated financial statements in our 2007 Form 10-K which was concurrently filed with this Form 10-Q. The following information is in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenue
West	$248,830	386,014	$814,792	1,212,173
Mid-Atlantic	113,840	228,773	309,176	651,403
Florida	72,470	108,337	270,124	418,650
Southeast	152,121	213,178	491,359	570,139
Other homebuilding	164,417	247,735	482,128	647,843
Financial Services	10,003	14,903	32,972	43,729
Intercompany elimination	(3,535)	(6,988)	(10,537)	(15,302)
Consolidated total	$758,146	$1,191,952	$2,390,014	$3,528,635

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Operating (loss) income (a)
West	$(62,394)	$46,389	$(122,582)	$195,280
Mid-Atlantic	(11,852)	49,280	(37,205)	150,066
Florida	(20,166)	16,979	(42,560)	83,773
Southeast	(1,917)	17,420	17,788	44,612
Other homebuilding	(14,580)	7	(52,429)	(4,254)
Financial Services	1,502	3,778	7,124	10,331
Segment operating (loss) income	(109,407)	133,853	(229,864)	479,808
Corporate and unallocated (b)	(72,408)	(9,133)	(170,564)	(32,337)
Total operating (loss) income	(181,815)	124,720	(400,428)	447,471
Equity in (loss) income of unconsolidated joint ventures	(939)	1,127	(7,012)	1,809
Other income (loss), net	2,731	(73)	8,055	2,458
(Loss) income before income taxes	$(180,023)	$125,774	$(399,385)	$451,738

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Depreciation and Amortization
West	$3,037	$2,685	$8,364	$11,117
Mid-Atlantic	940	1,315	2,637	3,890
Florida	427	446	1,320	1,661
Southeast	859	1,164	2,862	3,501
Other homebuilding	1,544	2,239	4,503	5,575
Financial Services	96	117	355	331
Corporate and unallocated	977	1,953	3,128	2,963
Consolidated total	$7,880	$9,919	$23,169	$29,038

	June 30, 2007	September 30, 2006
Assets (c)
West	$1,143,529	$1,410,812
Mid-Atlantic	620,253	564,524
Florida	325,033	418,380
Southeast	452,595	435,771
Other homebuilding	521,806	643,164
Financial Services	122,071	205,669
Corporate and unallocated (d)	1,005,955	1,036,351
Consolidated total	$4,191,242	$4,714,671

(a)
Operating (loss) income includes charges related to the abandonment of lot option agreements totaling $44.8 million and $10.7 million for the three months ended June 30, 2007 and 2006 and $89.1 million and $19.5 million for the nine months ended June 30, 2007 and 2006, respectively. Operating (loss) income also includes inventory impairment charges in the amounts of $109.4 million and $310.8 million for the three and nine months ended June 30, 2007 and $0.8 million for the three and nine months ended June 30, 2006, respectively, which have been recorded in the segments to which the inventory relates (see Note 3).

(b)
Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. Corporate and unallocated for the three and nine months ended June 30, 2007 also includes a $29.8 million non-cash goodwill impairment charge to write-off all of the goodwill allocated to certain underperforming markets in Florida, Northern California and Nevada.

(c)	Segment assets as of both June 30, 2007 and September 30, 2006 include goodwill assigned from prior acquisitions.
(d)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, and capitalized interest and other corporate items that are not allocated to the segments.

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

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
June 30, 2007
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$176,050	$-	$8,811	$237	$(61,189)	$123,909
Restricted cash	-	5,492	-	-	-	5,492
Accounts receivable	-	71,885	1,034	22	-	72,941
Income tax receivable	42,209	-	-	-	-	42,209
Owned inventory	-	2,906,689	-	-	-	2,906,689
Consolidated inventory not owned	-	412,533	-	-	-	412,533
Residential mortgage loans available-for-sale	-	-	24,354	-	-	24,354
Investments in unconsolidated joint ventures	3,093	129,829	-	-	-	132,922
Deferred tax assets	179,272	-	164	-	-	179,436
Property, plant and equipment, net	-	76,318	803	2	-	77,123
Goodwill	-	91,616	-	-	-	91,616
Investments in subsidiaries	1,574,936	-	-	-	(1,574,936)	-
Intercompany	1,267,861	(1,413,918)	50,800	6,645	88,612	-
Other assets	19,901	92,984	854	8,279	-	122,018
Total assets	$3,263,322	$2,373,428	$86,820	$15,185	$(1,547,513)	$4,191,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	-	92,016	45	-	-	92,061
Other liabilities	46,191	404,598	5,052	7,949	10,650	474,440
Intercompany	(2,414)	-	-	2,414	-	-
Obligations related to consolidated inventory not owned	-	263,050	-	-	-	263,050
Senior notes (net of discounts of $3,151)	1,521,849	-	-	-	-	1,521,849
Junior subordinated notes	103,093	-	-	-	-	103,093
Warehouse line	-	-	20,774	-	-	20,774
Other notes payable		121,372	-	-	-	121,372
Model home financing obligations	116,522	-	-	-	-	116,522
Total liabilities	1,785,241	881,036	25,871	10,363	10,650	2,713,161

Stockholders’ equity	1,478,081	1,492,392	60,949	4,822	(1,558,163)	1,478,081

Total liabilities and stockholders’ equity	$3,263,322	$2,373,428	$86,820	$15,185	$(1,547,513)	$4,191,242

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

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Operations Information
Three Months Ended June 30, 2007
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Total revenue	$-	$752,968	$8,225	$488	$(3,535)	$758,146

Home construction and land sales expenses	37,394	617,449	-	-	(10,889)	643,954
Inventory impairments and option contract abandonments	-	154,244	-	-	-	154,244
Gross (loss) profit	(37,394)	(18,725)	8,225	488	7,354	(40,052)

Selling, general and administrative expenses	-	96,181	7,761	189	-	104,131
Depreciation and amortization	-	7,773	107	-	-	7,880
Goodwill impairment	-	29,752	-	-	-	29,752
Operating (loss) income	(37,394)	(152,431)	357	299	7,354	(181,815)
Equity in (loss) of unconsolidated joint ventures	-	(939)	-	-	-	(939)
Royalty and management fee expense	-	469	(469)	-	-	-
Other income, net	-	2,617	67	47	-	2,731
(Loss) income before income taxes	(37,394)	(150,284)	(45)	346	7,354	(180,023)
(Benefit from) provision for income taxes	(15,516)	(49,041)	17	141	3,123	(61,276)
Equity in income of subsidiaries	(96,869)	-	-	-	96,869	-
Net (loss) income	$(118,747)	$(101,243)	$(62)	$205	$101,100	$(118,747)

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Operations Information
Nine Months Ended June 30, 2007
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Total revenue	$-	$2,371,672	$27,503	$1,376	$(10,537)	$2,390,014

Home construction and land sales expenses	112,102	1,938,008	-	-	(37,960)	2,012,150
Inventory impairments and option contract abandonments	-	399,856	-	-	-	399,856
Gross (loss) profit	(112,102)	33,808	27,503	1,376	27,423	(21,992)

Selling, general and administrative expenses	-	301,633	23,271	611	-	325,515
Depreciation and amortization		22,838	331	-	-	23,169
Goodwill impairment	-	29,752	-	-	-	29,752
Operating (loss) income	(112,102)	(320,415)	3,901	765	27,423	(400,428)
Equity in (loss) of unconsolidated joint ventures	-	(7,012)	-	-	-	(7,012)
Royalty and management fee expense	-	1,568	(1,568)	-	-	-
Other income, net	-	7,738	185	132	-	8,055
(Loss) income before income taxes	(112,102)	(318,121)	2,518	897	27,423	(399,385)
(Benefit from) provision for income taxes	(43,534)	(111,986)	978	348	10,650	(143,544)
Equity in income of subsidiaries	(187,273)	-	-	-	187,273	-
Net (loss) income	$(255,841)	$(206,135)	$1,540	$549	$204,046	$(255,841)

(a) Effective January 2006, Beazer Mortgage Corp. is no longer a guarantor of the Senior Notes.

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Operations Information
Three Months Ended June 30, 2006
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Total revenue	$-	$3,504,056	$12,392	$80	$(4,576)	$1,191,952

Home construction and land sales expenses	32,877	878,381	-	-	(15,693)	895,565
Inventory impairments and option contract abandonments	-	10,721	-	-	-	10,721
Gross (loss) profit	(32,877)	294,954	12,392	80	11,117	285,666

Selling, general and administrative expenses	-	140,662	10,056	309	-	151,027
Depreciation and amortization		9,813	106	-	-	9,919
Operating (loss) income	(32,877)	144,479	2,230	(229)	11,117	124,720
Equity in (loss) of unconsolidated joint ventures	-	1,127	-	-	-	1,127
Royalty and management fee expense	-	706	(706)	-	-	-
Other income, net	-	(480)	-	407	-	(73)
(Loss) income before income taxes	(32,877)	145,832	1,524	178	11,117	125,774
(Benefit from) provision for income taxes	(11,758)	51,320	549	62	3,992	44,165
Equity in income of subsidiaries	102,728	-	-	-	(102,728)	-
Net (loss) income	$81,609	$94,512	$975	$116	$(95,603)	$81,609

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Operations Information
Nine Months Ended June 30, 2006
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Total revenue	$-	$3,504,597	$36,644	$284	$(12,890)	$3,528,635

Home construction and land sales expenses	86,771	2,555,150	-	-	(39,912)	2,602,009
Inventory impairments and option contract abandonments	-	20,352	-	-	-	20,352
Gross (loss) profit	(86,771)	929,095	36,644	284	27,022	906,274

Selling, general and administrative expenses	-	398,685	30,729	351	-	429,765
Depreciation and amortization		28,735	303	-	-	29,038
Operating (loss) income	(86,771)	501,675	5,612	(67)	27,022	447,471
Equity in (loss) of unconsolidated joint ventures	-	1,809	-	-	-	1,809
Royalty and management fee expense	-	2,083	(2,083)	-	-	-
Other income, net	-	1,630	-	828	-	2,458
(Loss) income before income taxes	(86,771)	507,197	3,529	761	27,022	451,738
(Benefit from) provision for income taxes	(32,003)	186,063	1,302	281	9,966	166,609
Equity in income of subsidiaries	339,897	-	-	-	(339,897)	-
Net (loss) income	$285,129	$320,134	$2,227	$480	$(322,841)	$285,129

(a) Effective January 2006, Beazer Mortgage Corp. is no longer a guarantor of the Senior Notes.

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2007
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Net cash (used in)/provided by operating activities	$(248,780)	$300,159	$71,062	$(392)	$-	$122,049

Cash flows from investing activities:
Capital expenditures	-	(23,768)	(180)	-	-	(23,948)
Investments in unconsolidated joint ventures	-	(18,666)	-	-	-	(18,666)
Changes in restricted cash	-	(619)	-	-	-	(619)
Distributions from unconsolidated joint ventures	-	1,732	-	-	-	1,732
Net cash used in investing activities	-	(41,321)	(180)	-	-	(41,501)

Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	-	-	130,031	-	-	130,031
Repayment of credit facilities and warehouse line	-	-	(204,138)	-	-	(204,138)
Repayment of other secured notes payable	-	(14,431)	-	-	-	(14,431)
Repurchase of senior notes	(30,413)	-	-	-	-	(30,413)
Borrowings under model home financing obligations	5,061	-	-	-	-	5,061
Repayment of model home financing obligations	(5,618)	-	-	-	-	(5,618)
Debt issuance costs	-	-	(324)	-	-	(324)
Proceeds from stock option exercises	4,423	-	-	-	-	4,423
Common stock redeemed	(304)	-	-	-	-	(304)
Treasury stock purchases	-	-	-	-	-	-
Tax benefit from stock transactions	3,212	-	-	-	-	3,212
Dividends paid	(11,708)	-	-	-	-	(11,708)
Advances to/from subsidiaries	205,262	(244,407)	1,696	(200)	37,649	-
Net cash provided by (used in) financing activities	169,915	(258,838)	(72,735)	(200)	37,649	(124,209)
(Decrease)/increase in cash and cash equivalents	(78,865)	-	(1,853)	(592)	37,649	(43,661)
Cash and cash equivalents at beginning of period	254,915	-	10,664	829	(98,838)	167,570

Cash and cash equivalents at end of period	$176,050	$-	$8,811	$237	$(61,189)	$123,909

(a) Effective January 2006, Beazer Mortgage Corp. is no longer a guarantor of the Senior Notes.

Beazer Homes USA, Inc.
Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2006
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Net cash (used in)/provided by operating activities	$(76,048)	$(514,065)	$(27,109)	$1,574	$-	$(615,648)

Cash flows from investing activities:
Capital expenditures	-	(38,806)	(272)	(2)	-	(39,080)
Investments in unconsolidated joint ventures	-	(44,875)	-	-	-	(44,875)
Distributions from unconsolidated joint ventures	-	3,911	-	-	-	3,911
Net cash used in investing activities	-	(79,770)	(272)	(2)	-	(80,044)

Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	1,245,700	-	119,331	-	-	1,365,031
Repayment of credit facilities and warehouse line	(1,225,700)	-	(87,520)	-	-	(1,313,220)
Repayment of other secured notes payable	-	(13,555)	-	-	-	(13,555)
Borrowings under senior notes payable	275,000	-	-	-	-	275,000
Borrowings under junior notes payable	103,093	-	-	-	-	103,093
Borrowings under model home financing obligations	67,355	-	-	-	-	67,355
Repayment of model home financing obligations	(286)	-	-	-	-	(286)
Debt issuance costs	(4,999)	-	(932)	-	-	(5,931)
Proceeds from stock option exercises	7,107	-	-	-	-	7,107
Common stock redeemed	(1,924)	-	-	-	-	(1,924)
Treasury stock purchases	(183,329)	-	-	-	-	(183,329)
Tax benefit from stock transactions	8,438	-	-	-	-	8,438
Dividends paid	(12,250)	-	-	-	-	(12,250)
Net change in book overdraft	127,431	-	-	-	-	127,431
Advances to/from subsidiaries	(577,227)	607,390	2,615	(1,401)	(31,377)	-
Net cash provided by (used in) financing activities	(171,591)	593,835	33,494	(1,401)	(31,377)	422,960
(Decrease)/increase in cash and cash equivalents	(247,639)	-	6,113	171	(31,377)	(272,732)

Cash and cash equivalents at beginning of period	386,423	-	230	391	(89,946)	297,098
Cash and cash equivalents at end of period	$138,784	$-	$6,343	$562	$(121,323)	$24,366

(a) Effective January 2006, Beazer Mortgage Corp. is no longer a guarantor of the Senior Notes.

(12) Restatement of Unaudited Condensed Consolidated Financial Statements

In April 2007, the Audit Committee of the Board of Directors initiated an independent investigation of our mortgage origination business through independent legal counsel and independent forensic accountants. During the course of this investigation, the Audit Committee determined that our mortgage origination practices related to certain loans in prior periods violated certain applicable federal and/or state origination requirements. During the course of the investigation, the Audit Committee also discovered accounting and financial reporting errors and/or irregularities that required restatement resulting primarily from (1) inappropriate accumulation of reserves and/or accrued liabilities associated with land development and house costs (“Inventory Reserves”) and the subsequent improper release of such reserves and accrued liabilities and (2) inaccurate revenue recognition with respect to certain model home sale-leaseback transactions (“Model Home Sale-Leasebacks”). In conjunction with the restatement of the items above, we also made corresponding capitalized interest, capitalized indirect costs and income tax adjustments to our unaudited condensed consolidated financial statements (included in the “Other” and “Provision for Tax” columns) as these balances were impacted by the aforementioned adjustments. We also made other adjustments to our unaudtied condensed consolidated financial statements relating to corrections of accounting and financial reporting errors and/or irregularities, some errors previously identified, but historically not considered to be material to require correction, and some errors and irregularities discovered as part of the restatement process, consisting of (1) reclassifying model home furnishings and sales office leasehold improvements from owned inventory to property, plant and equipment, net in the amount of $47.0 million at September 30, 2006; (2) reclassifying depreciation and amortization of model home furnishings and sales office leasehold improvements from home construction and land sales expenses to depreciation and amortization in the amounts of $7.3 million and $21.3 million for the three and nine months ended June 30, 2006, respectively; (3) recognizing total revenue ($11.6 million) and home construction and land sales expenses ($8.7 million) for the nine months ended June 30, 2006 related to inappropriate revenue recognition timing in the fiscal year ended September 30, 2005 and 2006 first and second quarters for certain home closings in California; (4) reclassifying the results of operations from our title services from other income, net ($1.6 million and $4.8 million) to total revenue ($2.5 million and $7.1 million) and selling, general and administrative (“SG&A”) expenses ($1.0 million and $2.4 million) for the three and nine months ended June 30, 2006, respectively; (5) reclassifying $5.0 million from restricted cash at September 30, 2006 to cash and cash equivalents as such amount was determined not to be restricted; (6) recognizing the reversal of a previously presented $13.9 million reduction in the Trinity moisture intrusion reserves in the three months ended March 31, 2006 through home construction and land sales expenses instead of the previously presented $13.9 million reduction in the three months ended June 30, 2006; (7) certain other miscellaneous immaterial adjustments; and (8) the related tax effects of the adjustments described in (1) through (7) above. The accounting and financial reporting errors and irregularities identified as part of the Investigation and subseqeuent restatement preparation are described and summarized as follows:

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

Summary of the Effect of the Restatement of the Company’s Financial Statements
The following tables set forth the effect of the restatement of the Company’s Unaudited Condensed Consolidated Balance Sheets as of September 30, 2006 and its Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2006 and the Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2006 (in thousands):

Condensed Consolidated Balance Sheet	As of September 30, 2006
		Adjustments
	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	As Restated
Cash and cash equivalents	$162,570	$-	$-	$5,000	$167,570
Restricted cash	9,873	-	-	(5,000)	4,873
Accounts receivable	333,571	-	-	4,462	338,033
Owned inventory	3,048,891	50,533	92,971	(55,374)	3,137,021
Total inventory	3,520,332	50,533	92,971	(55,374)	3,608,462
Investments in unconsolidated joint ventures	122,799	-	-	2,000	124,799
Deferred tax assets	59,842	-	-	11,502	71,344
Property, plant and equipment, net	29,465	-	-	46,989	76,454
Other assets	107,454	-	2,158	(1)	109,611

Total assets	4,559,431	50,533	95,129	9,578	4,714,671

Trade accounts payable	141,131	-	-	(1,123)	140,008
Other liabilities	547,014	10,350	-	390	557,754
Model home financing obligations	-	-	117,079	-	117,079
Total liabilties	2,857,508	10,350	117,079	(733)	2,984,204
Paid in capital	528,376	-	-	950	529,326
Retained earnings	1,362,958	40,183	(21,950)	9,361	1,390,552
Total stockholders’ equity	1,701,923	40,183	(21,950)	10,311	1,730,467
Total liabilities and stockholders’ equity	4,559,431	50,533	95,129	9,578	4,714,671

Condensed Consolidated Statements of Operations	Three Months Ended June 30, 2006
		Adjustments
	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	Provision for Tax	Reclass	As Restated
Total revenue	$1,203,538	$-	$(12,891)	$1,305	$-	$-	$1,191,952
Home construction and land sales expenses	894,231	16,408	(10,190)	2,937	-	(7,821)	895,565
Inventory impairments and option contract abandonments	-	-	-	2,900	-	7,821	10,721
Gross profit	309,307	(16,408)	(2,701)	(4,532)	-	-	285,666

Selling, general and administrative expenses	153,412	-	(1,118)	1,323	-	(2,590)	151,027
Depreciation and amortization	-	-	-	7,329	-	2,590	9,919
Operating income	155,895	(16,408)	(1,583)	(13,184)	-	-	124,720
Equity in income of unconsolidated joint ventures	127	-	-	1,000	-	-	1,127
Other income, net	1,480	-	-	(1,553)	-	-	(73)
Income before taxes	157,502	(16,408)	(1,583)	(13,737)	-	-	125,774
Provision for income taxes	54,878				(10,713)		44,165
Net income	$102,624						$81,609

Earnings per share - basic	$2.60						$2.07
Earnings per share - diluted	$2.37						$1.89

Condensed Consolidated Statements of Operations	Nine Months Ended June 30, 2006
		Adjustments
	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	Provision for Tax	Reclass	As Restated
Total revenue	$3,578,245	$-	$(67,069)	$17,459	$-	$-	$3,528,635
Home construction and land sales expenses	2,681,613	16,489	(51,406)	(24,335)	-	(20,352)	2,602,009
Inventory impairments and option contract abandonments	-	-	-	-	-	20,352	20,352
Gross profit	896,632	(16,489)	(15,663)	41,794	-	-	906,274

Selling, general and administrative expenses	436,283	-	(1,595)	2,728	-	(7,651)	429,765
Depreciation and amortization	-	-	-	21,387	-	7,651	29,038
Operating income	460,349	(16,489)	(14,068)	17,679	-	-	447,471
Equity in income of unconsolidated
joint ventures	809	-	-	1,000	-	-	1,809
Other income, net	7,165	-	-	(4,707)	-	-	2,458
Income before taxes	468,323	(16,489)	(14,068)	13,972	-	-	451,738
Provision for income taxes	171,435				(4,826)		166,609
Net income	$296,888						$285,129

Earnings per share - basic	$7.37						$7.08
Earnings per share - diluted	$6.70						$6.44

Condensed Consolidated Statement of Cash Flows	Nine Months Ended June 30, 2006
	As Previously Reported	Adjustments	As Restated
Net income	$296,888	$(11,759)	$285,129
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,651	21,387	29,038
Inventory impairments and option contract abandonments	-	20,352	20,352
Deferred income tax provision	32,418	(9,837)	22,581
Equity in loss (income) of unconsolidated joint ventures	(809)	(1,000)	(1,809)
Changes in operating assets and liabilities:
Decrease in accounts receivable	43,551	(5,926)	37,625
Increase in inventory	(765,926)	(57,086)	(823,012)
Increase in other assets	(26,971)	(734)	(27,705)
Increase in other liabilities	(142,860)	7,728	(135,132)
Other changes	319	(345)	(26)
Net cash used in operating activities	(578,428)	(37,220)	(615,648)

Capital expenditures	(9,231)	(29,849)	(39,080)
Cash flows used in investing activities	(50,195)	(29,849)	(80,044)
Borrowings under model home financing obligations	-	67,355	67,355
Repayment of model home financing obligations	-	(286)	(286)
Net cash provided by financing activities	355,891	67,069	422,960

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

Subsequent Developments: We have also undertaken a comprehensive review of each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entailed an evaluation of both external market factors and our position in each market and has resulted in the decision to discontinue homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH and Lexington, KY which was announced on February 1, 2008. We intend to complete an orderly exit from each of these markets and remain committed to our remaining customer care responsibilities. We have committed to complete all homes under construction in these markets and are in the process of marketing the remaining land positions for sale. While the underlying basis for exiting each market was different, in each instance we concluded we could better serve shareholder interests by re-allocating the capital employed in these markets. As of June 30, 2007, these markets represented less than 5% of the Company’s total assets.

Historically, we had addressed our homebuyers’ desire for a simple financing process by offering mortgage financing through our subsidiary Beazer Mortgage Corporation (“Beazer Mortgage”). Beazer Mortgage generally did not retain or service the mortgages that it brokered. During the nine months ended June 30, 2007 and 2006, Beazer Mortgage also financed certain of our mortgage lending activities with borrowings under a warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors.

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

Restatement of Financial Statements. The independent investigation initiated in April 2007 by the Audit Committee of the Board of Directors has identified accounting and financial reporting errors and irregularities resulting in the restatement of certain of our condensed consolidated financial statements. The accounting and financial reporting errors and irregularities related to accounting for land development costs, homebuilding costs to complete and model home sale-leaseback transactions, among other items.

As a result of these errors and irregularities, and for the purpose of the financial statements included in this Form 10-Q, we have restated our unaudited condensed consolidated balance sheet as of September 30, 2006, the unaudited condensed consolidated statements of operations, including related disclosures, for the three and nine months ended June 30, 2006 and the unaudited condensed consolidated statement of cash flows for the nine months ended June 30, 2006. The cumulative effect of the errors and irregularities attributable to periods prior to October 1, 2005 have been reflected in the Unaudited Condensed Consolidated Balance Sheet as an adjustment to retained earnings at September 30, 2006.

The fiscal 2006 financial information within the following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the effects of the restatement as more fully described in Note 12, “Restatement of Condensed Consolidated Financial Statements” to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q. The impact of the restatement adjustments were reductions of net income of $21.0 million and $11.8 million for the three and nine months ended June 30, 2006.

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

We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. See Note 8 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional discussion of this matter. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of June 30, 2007.

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

RESULTS OF OPERATIONS:

	Three Months Ended June 30,		Nine Months Ended June 30,
($ in thousands)	2007	2006	2007	2006
Revenues:
Homebuilding (a)	$732,491	$1,165,469	$2,294,186	$3,436,089
Land and lot sales	19,187	18,568	73,393	64,119
Financial Services	10,003	14,903	32,972	43,729
Intercompany elimination	(3,535)	(6,988)	(10,537)	(15,302)
Total	$758,146	$1,191,952	$2,390,014	$3,528,635

Gross profit (loss):
Homebuilding (b)	$(49,303)	$273,906	$(56,409)	$863,852
Land and lot sales	(752)	(3,143)	1,445	(1,307)
Financial Services	10,003	14,903	32,972	43,729
Total	$(40,052)	$285,666	$(21,992)	$906,274

Selling, general and administrative (SG&A) expenses:
Homebuilding	$95,726	$140,019	$300,022	$396,698
Financial Services	8,405	11,008	25,493	33,067
Total	$104,131	$151,027	$325,515	$429,765

Depreciation and amortization	$7,880	$9,919	$23,169	$29,038
As a percentage of total revenue:
Gross Margin	-5.3%	24.0%	-0.9%	25.7%
SG&A - Homebuilding	12.6%	11.7%	12.6%	11.2%
SG&A - Financial Services	1.1%	0.9%	1.1%	0.9%

Equity in (loss) income of unconsolidated joint ventures from:
Joint venture activities	$(939)	$1,127	$(3,936)	$1,809
Impairments	-	-	(3,076)	-
Equity in (loss) income of unconsolidated joint ventures	$(939)	$1,127	$(7,012)	$1,809

Effective tax rate	34.0%	35.1%	35.9%	36.9%

(a)
We defer revenues in accordance with SFAS 66 for certain homes with mortgages originated by Beazer Mortgage for which the sale of the related mortgage loan to a third-party investor had not been completed as of the balance sheet date. The impact of these deferrals (net reversal of deferrals) on homebuilding revenues for the three and nine months ended June 30, 2007 was $(3.9) million and $25.6 million and $1.5 million and $(8.3) million for the three and nine months ended June 30, 2006, respectively.

(b)
Homebuilding gross loss for the three months and nine months ended June 30, 2007 include $109.4 million and $310.8 million, respectively, of inventory impairment charges and $44.8 million and $89.1 million, respectively of charges related to the abandonment of lot option agreements. Homebuilding gross profit for the three and nine months ended June 30, 2006 includes $0 and $0.8 million, respectively, of inventory impairment charges and $10.7 million and $19.5 million, respectively, of charges related to the abandonment of lot option agreements.

Revenues: Revenues decreased by 36.4% and 32.3% for the three and nine months ended June 30, 2007, respectively, compared to the same periods in the prior year as the number of homes closed decreased by 35.5% and 33.3%. Continued moderation of demand compared to last year resulted in decreased closings throughout most of our markets. Home closings decreased most significantly in our Florida, Mid-Atlantic and West regions, and in parts of our Southeast region, including certain of our North Carolina and South Carolina markets.

In addition, we had $19.2 million and $73.4 million of land and lot sales in the three and nine months ended June 30, 2007 compared to $18.6 million and $64.1 million in the three and nine months ended June 30, 2006, respectively, as we continued to review opportunities to minimize underperforming investments and reallocate funds to investments that will optimize overall returns.

Gross Margin: Gross margin for the three months ended June 30, 2007 was -5.3% and was significantly impacted by reduced revenues, pretax charges of $44.8 million to abandon land option contracts and $109.4 million of recognized inventory impairments. Gross margin for the nine months ended June 30, 2007 was -0.9% and was also impacted by the aforementioned revenue decrease, inventory impairments of $310.8 million and lot option abandonment charges of $89.1 million. Gross margins for the three months and nine months ended June 30, 2006 were 24.0% and 25.7%, respectively, and included $0.8 million of inventory impairment charges and $19.5 million of lot option abandonment charges for the nine months ended June 30, 2006.

Selling, General and Administrative Expense: Selling, general and administrative expense (SG&A) totaled $104.1 million and $151.0 million for the three months ended June 30, 2007 and 2006, respectively, and $325.5 million and $429.8 million for the nine months ended June 30, 2007 and 2006, respectively. The decrease in SG&A expense for the three and nine months ended June 30, 2007 compared to the same periods of the prior year related to lower salary expense as a result of the realignment of our overhead structure and lower sales commissions related to decreased revenues. SG&A expense as a percentage of total revenue for the three and nine months ended June 30, 2007 increased to 13.7% and 13.6% from 12.6% and 12.2% for the comparable periods in the prior year due to the impact of reduced revenues on fixed overhead expenses.

Goodwill Impairment Charges. In light of continuing market weakness, impacted by both recent higher levels of price discounting and reduced revenue volume, and in connection with goodwill impairment tests in accordance with SFAS 142, we recorded pretax, non-cash goodwill impairment charges of $29.8 million during the quarter ended June 30, 2007 related to our reporting units in Nevada, Northern California and Tampa, Florida. The goodwill impairment charges are reported in Corporate and unallocated and are not allocated to our homebuilding segments. To the extent that there is further deterioration in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding fair value of reporting units which are currently not impaired could change which could result in future goodwill impairments that have a material adverse effect on our financial position and results of operations.

Joint Venture Impairment Charges. As of June 30, 2007, we participated in 24 land development joint ventures in which we had less than a controlling interest. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. As a result of the deterioration of the housing market in fiscal 2007, we wrote down our investment in certain of our joint ventures reflecting $3.1 million of impairments of inventory held within those joint ventures during the second quarter of fiscal 2007. If these adverse market conditions continue or worsen, we may have to take further writedowns of our investments in these joint ventures.

SEGMENT ANALYSIS ($ in thousands):

Homebuilding Revenue and Average Selling Price. The tables below summarize homebuilding revenue and the average selling prices of our homes by reportable segment ($ in thousands) for the three and nine months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	Homebuilding Revenues			Average Selling Price
	2007	2006	Change	2007	2006	Change
West	$248,830	$384,126	-35.2%	$350.8	$370.2	-5.2%
Mid-Atlantic	107,153	228,523	-53.1%	465.4	476.9	-2.4%
Florida	72,470	108,337	-33.1%	267.9	300.1	-10.7%
Southeast	142,191	212,506	-33.1%	232.9	208.1	11.9%
Other	161,847	231,977	-30.2%	202.3	188.5	7.3%
Total	$732,491	$1,165,469	-37.2%	$282.1	$280.0	0.8%

	Nine Months Ended June 30,
	Homebuilding Revenues			Average Selling Price
	2007	2006	Change	2007	2006	Change
West	$771,091	$1,191,088	-35.3%	$358.4	$366.1	-2.1%
Mid-Atlantic	302,489	651,153	-53.5%	457.6	461.7	-0.9%
Florida	270,124	418,650	-35.5%	303.4	306.5	-1.0%
Southeast	474,003	568,234	-16.6%	232.0	205.8	12.7%
Other	476,479	606,964	-21.5%	198.3	184.9	7.2%
Total	$2,294,186	$3,436,089	-33.2%	$281.8	$284.5	-0.9%

Homebuilding revenues decreased for the three and nine months ended June 30, 2007 compared to the same period of the prior year due to decreased closings in the majority of our markets, related to reduced demand and a higher rate of cancellations. Specifically, homebuilding revenues in the West region decreased by 35.2% and 35.3% driven by decreased closings across most of our markets totaling 29.9% and 35.0% for the three and nine months ended June 30, respectively. Homebuilding revenues in the Mid-Atlantic, for the three and nine months ended June 30, 2007 decreased by 53.1% and 53.5% impacted by decreased closings and increased cancellations driven by excess capacity in the resale markets as investors continued to divest of prior home purchases and potential homebuyers have difficulty selling their existing homes. Home closings in the Florida region decreased by 26.3% and 37.0% due to deteriorating market conditions and increased competition primarily in our Tampa and Jacksonville markets, driving a decrease in revenue of 33.1% for the three months ended and 35.5% for the nine months ended June 30, 2007 compared to the comparable periods of fiscal 2006. Revenue decreased in our Southeast region compared to the prior year, as increased prices impacted by product mix throughout the region partially offset decreased closings of 40.7% and 27.2% for the three and nine months ended June 30. Revenues in all markets in our Other homebuilding region decreased, with the exception of Texas, due to decreased closings.

Land and Lot Sales Revenue. The table below summarizes land and lot sales revenues by reportable segment ($ in thousands) for the three and nine months ended June 30, 2007 and 2006:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2007	2006	Change	2007	2006	Change
West	$-	$1,888	-100.0%	$43,701	$21,085	107.3%
Mid-Atlantic	6,687	250	n/m	6,687	250	n/m
Florida	-	-	n/a	-	-	n/a
Southeast	9,930	672	1377.7%	17,356	1,905	811.1%
Other	2,570	15,758	-83.7%	5,649	40,879	-86.2%
Total	$19,187	$18,568	3.3%	$73,393	$64,119	14.5%

We generated revenues from land and lot sales of $19.2 million and $73.4 million during the three and nine months ended June 30, 2007, respectively, as we continued to evaluate and reduce our investments to optimize overall returns. Land and lot sales in our Other Homebuilding segment for the nine months ended June 30, 2006 primarily related to our decision to sell certain underperforming investments in Indiana.

Gross Profit (Loss). Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges. The following table sets forth our homebuilding gross profit (loss) and gross margin by reportable segment and total gross profit (loss) and gross margin ($ in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007		2006		2007		2006
	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin
Homebuilding
West	$(36,489)	-14.7%	$85,436	22.2%	$(44,713)	-5.8%	$301,211	25.3%

Mid-Atlantic	209	0.2%	72,110	31.6%	272	0.1%	212,020	32.6%
Florida	(9,844)	-13.6%	31,543	29.1%	(10,570)	-3.9%	128,924	30.8%
Southeast	15,537	10.9%	42,340	19.9%	73,380	15.5%	112,841	19.9%
Other	8,324	5.1%	33,271	14.3%	15,946	3.3%	84,315	13.9%
Corporate &Unallocated	(27,040)		9,206		(90,724)		24,541
Total Homebuilding	(49,303)	-6.7%	273,906	23.5%	(56,409)	-2.5%	863,852	25.1%
Land and Lot Sales	(752)		(3,143)		1,445		(1,307)
Financial Services	10,003		14,903		32,972		43,729
Total	$(40,052)	-5.3%	$285,666	24.0%	$(21,992)	-0.9%	$906,274	25.7%

The decrease in gross profit and operating income across all regions is primarily due to deteriorating market conditions, increase in sales incentives, and the impact of charges related to inventory impairments and the abandonment of certain option contracts.

Corporate and unallocated: Corporate and unallocated costs above include the amortization of capitalized interest and indirect construction costs. The increase in corporate and unallocated costs relates primarily to a reduction in capitalized inventory costs due to lower inventories and costs incurred. Corporate and unallocated costs for the three and nine months ended June 30, 2007 include increased amortization of capitalized interest and indirect costs due to a lower capitalizable inventory base and the impairment of capitalized interest and indirect costs in connection with our impairment of inventory held for development. These costs for the three and nine months ended June 30, 2007 are offset by $6.0 million and $12.0 million, respectively, of reductions in accruals associated with construction defect claims from moisture intrusion in Indiana related to a prior acquisition (“Trinity moisture intrusion”). Costs for the three and nine months ended June 30, 2006 are offset by $1.3 million and $21.7 million of reductions in Trinity moisture intrusion accruals, respectively.

Land and Lot Sales Gross Profit (Loss). The table below summarizes land and lot sales gross profit (loss) by reportable segment ($ in thousands) for the three and nine months ended June 30, 2007 and 2006:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2007	2006	Change	2007	2006	Change
West	$(520)	$74	-802.7%	$2,419	$1,193	102.8%
Mid-Atlantic	907	112	709.8%	907	112	709.8%
Florida	-	-	n/a	-	-	n/a
Southeast	239	(14)	1807.1%	64	(152)	142.1%
Other	(1,378)	(3,315)	58.4%	(1,945)	(2,460)	20.9%
Total	$(752)	$(3,143)	76.1%	$1,445	$(1,307)	210.6%

The 2007 increase in land and lot sales gross profit for the nine months ended June 30, 2007 is primarily related to the certain profitable land and lot sales in our West segment during the first quarter of fiscal 2007. The loss on sale recognized in the third quarter of fiscal 2007 reflects the deteriorating market conditions in the West segment discussed above.

Inventory Impairments. The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded for the three and nine months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Development projects and homes in process (Held for Development)
West	$57,623	$-	$140,532	$-
Mid-Atlantic	6,516	-	41,495	-
Florida	16,931	-	54,904	-
Southeast	7,204	-	12,075	-
Other	14,960	-	39,450	809
Unallocated	6,194	-	18,389	-
Subtotal	$109,428	$-	$306,845	$809

Land Held for Sale
West	$-	$-	$3,105	$-
Southeast	-	-	500	-
Other	-	-	350	-
Subtotal	$-	$-	$3,955	$-
Lot Option Abandonments
West	$19,858	$6,951	$31,616	$7,769
Mid-Atlantic	14,477	122	19,174	370
Florida	7,209	1,332	21,481	1,538
Southeast	2,685	246	5,934	3,837
Other	587	2,070	10,851	6,029
Subtotal	$44,816	$10,721	$89,056	$19,543
Total	$154,244	$10,721	$399,856	$20,352

The inventory impaired during the three and nine months ended June 30, 2007 represented 3,498 and 9,311 lots in 45 and 129 communities with an estimated fair value of $236.0 million and $672.7 million, respectively. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. Our West and Florida segments experienced the most significant amount of inventory impairments in the third quarter of fiscal 2007 as compared to our other homebuilding segments. Our West and Florida segments represent approximately 26% and 11%, respectively, of our land and lots owned and approximately 33% and 9%, respectively, of our land held for development inventory, respectively, as of June 30, 2007. In addition, our homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was driven in large part by speculative purchases and the availability of mortgage credit during those time periods which are no longer present in the marketplace. The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale.

The impairments recorded in our other homebuilding segments are primarily as a result of continued price competition brought on by the significant increase in new and resale home inventory during the three and nine months ended June 30, 2007 that has resulted in increased sales incentives and home sales price declines as we attempt to increase new orders and generate cash to the Company.

The inventory impaired during the nine months ended June 30, 2006 primarily represented homes in backlog sold at a loss for which a valuation adjustment was recorded to properly state the inventory at fair value. The homes generally closed in the following quarter.

In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. The total abandonments recorded for the three months and nine months ended June 30, 2007 were $44.8 million and $89.1 million representing 25 and 92 communities, respectively, with the West and Florida segments containing 35.5% and 24.1%, respectively, of the abandonments as the markets in those segments were among the markets with the highest levels of new and resale home supply.

Unit Data by Segment:

	New Orders, net
	Three Months Ended June 30,			Nine Months Ended June 30,
	2007	2006	Change	2007	2006	Change
West	726	852	-14.8%	2,224	2,733	-18.6%
Mid-Atlantic	327	455	-28.1%	1,128	1,231	-8.4%
Florida	357	379	-5.8%	891	1,444	-38.3%
Southeast	647	1,288	-49.8%	2,128	3,268	-34.9%
Other	991	1,369	-27.6%	2,550	3,594	-29.0%
Total	3,048	4,343	-29.8%	8,921	12,270	-27.3%

	Closings
	Three Months Ended June 30,			Nine Months Ended June 30,
	2007	2006	Change	2007	2006	Change
West	721	1,028	-29.9%	2,125	3,267	-35.0%
Mid-Atlantic	263	471	-44.2%	676	1,402	-51.8%
Florida	266	361	-26.3%	861	1,366	-37.0%
Southeast	608	1,026	-40.7%	2,018	2,771	-27.2%
Other	801	1,235	-35.1%	2,391	3,287	-27.3%
Total	2,659	4,121	-35.5%	8,071	12,093	-33.3%

New Orders,net: New orders, net of cancellations, decreased 29.8% to 3,048 units during the three month period ended June 30, 2007, compared to 4,343 units for the same period in the prior year related to significantly weaker market conditions resulting in reduced demand and higher cancellations compared to the extremely high number of new orders received in the first quarter of fiscal 2006. For the three and nine months ended June 30, 2007, we experienced cancellation rates of 36.3% and 34.8% compared to 34.5% and 31.8% for the three and nine months ended June 30, 2006. This higher 9-month cancellation rate in fiscal 2007 also reflects the challenging market environment including the inability of many potential homebuyers to sell their existing homes.

Backlog: The aggregate dollar value of homes in backlog at June 30, 2007 of $1.69 billion decreased 40.7% from $2.85 billion at June 30, 2006, related to a decrease in the number of homes in backlog from 9,449 units at June 30, 2006 to 5,952 units at June 30, 2007. The decrease in the number of homes in backlog across all of our markets is driven primarily by the aforementioned market weakness, lower new orders and higher rate of cancellations.

	Backlog at June 30,
	2007	2006	Change
West	1,274	2,499	-49.0%
Mid-Atlantic	1,029	1,022	0.7%
Florida	538	1,337	-59.8%
Southeast	1,431	2,251	-36.4%
Other	1,680	2,340	-28.2%
Total	5,952	9,449	-37.0%

Financial Services: Our capture rate (the percentage of mortgages we originate as a percentage of homes closed) of mortgages originated for customers of our homebuilding business, which is the most significant source of revenue in this segment, remained relatively flat for the three and nine months ended June 30, 2007 compared to the comparable periods ended June 30, 2006. All costs related to Financial Services are included in selling, general and administrative expenses. Operating income for Financial Services decreased for the three and nine months ended June 30, 2007 from the comparable period of 2006 due primarily to decreased mortgage originations.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Number of mortgage originations	1,781	2,747	(35.2%)	5,347	8,059	(33.7%)
Capture rate	67.0%	66.7%	30 bps	66.3%	66.6%	-30 bps
Revenues	$10,003	$14,903	(32.9%)	$32,972	$43,729	(24.6%)
Operating income	$1,502	$3,778	(60.2%)	$7,124	$10,331	(31.0%)

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

At June 30, 2007, we had cash and cash equivalents of $123.9 million, compared to $167.6 million at September 30, 2006. The decrease in cash was due to $122.0 million provided by operating activities relating primarily to the reduction in inventory and accounts receivable offset by the repurchase of Senior Notes, repayment of borrowings under our warehouse line and decreases in other payables and accrued liabilities, both related to a lower number of closings and new orders, net of cancellations. Our net cash provided by operating activities for the nine months ended June 30, 2007 was $122.0 million compared to $615.6 million of cash used in operating activities in the same period of the prior year. Based on the applicable year’s closings, as of June 30, 2007, our land bank includes a 5.0 year supply of land/lots for future development compared to a 5.7 year supply as of June 30, 2006. The years’ supply in land bank decreased as of June 30, 2007 when compared to June 30, 2006 primarily due to the our ability to significantly reduce our land bank through the abandonment of lot option contracts, the sale of land assets not required in our homebuilding program and through the sale of new homes. These efforts have resulted in only 2.75 years of owned land and lots for future homebuilding activities as of June 30, 2007. The decrease in land bank from June 30, 2006 to June 30, 2007 related to our decision to eliminate non-strategic positions to align our land supply with our expectations for future home closings. Net cash used in investing activities was $41.5 million for the nine months ended June 30, 2007 compared to $80.0 million for the comparable period of fiscal 2006, as we invested in unconsolidated joint ventures, albeit to a lesser extent, to support our land acquisition strategy and model and sales office improvements to support our marketing efforts.

Net cash used in financing activities was $124.2 million for the nine months ended June 30, 2007 related primarily to the repurchase of Senior Notes and the net repayments of the Warehouse Line due to the reduction in new orders and the related new originations. Net cash provided by financing activities was $423.0 million for the nine months ended June 30, 2006 as net borrowings under our senior notes, junior subordinated notes, credit facilities, warehouse line and model home financing obligations more than offset $183.3 million of common stock repurchases.

At June 30, 2007 we had the following borrowings (in thousands):

	Maturity Date	June 30, 2007
Warehouse Line	February 2007	$20,774
Revolving Credit Facility	August 2009	-
8 5/8% Senior Notes*	May 2011	180,000
8 3/8% Senior Notes*	April 2012	340,000
6 1/2% Senior Notes*	November 2013	200,000
6 7/8% Senior Notes*	July 2015	350,000
8 1/8% Senior Notes*	June 2016	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000
Junior subordinated notes	July 2036	103,093
Other secured notes payable	Various Dates	121,372
Model home financing obligations	Various Dates	116,522
Unamortized debt discounts		(3,151)
Total		$1,883,610
* Collectively, the “Senior Notes”

Warehouse Line – Effective February 7, 2007, Beazer Mortgage amended its 364-day credit agreement (the “Warehouse Line”) to extend its maturity date to February 8, 2008 and modify the maximum available borrowing capacity to $100 million, subject to compliance with the mortgage loan eligibility requirements as defined in the Warehouse Line, and was secured by certain mortgage loan sales and related property. The Warehouse Line was entered into with a number of banks to fund the origination of residential mortgage loans. The maximum available borrowing capacity was subsequently reduced through amendments down to $17 million as of September 30, 2007. The Warehouse Line was not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility. Borrowings under the Warehouse Line were $20.8 million and bore interest at 6.3% per annum as of June 30, 2007. Effective November 14, 2007, we terminated the Warehouse Line.

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

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. Available borrowings under the Revolving Credit Facility are limited to certain percentages of homes under contract, unsold homes, substantially improved lots, lots under development, raw land and accounts receivable. There were no borrowings outstanding under the Revolving Credit Facility at June 30, 2007 or September 30, 2006; however, we had $138.6 million and $145.6 million of letters of credit outstanding under the Revolving Credit Facility at June 30, 2007 and September 30, 2006, respectively. At June 30, 2007, we had available borrowings of $268.0 million under the Revolving Credit Facility.

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

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At June 30, 2007, under the most restrictive covenants of each indenture, approximately $110.3 million of our retained earnings was available for cash dividends and for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

In March 2007, we voluntarily repurchased $10.0 million of our outstanding 8 5/8% Senior Notes and $10.0 million of our outstanding 8 3/8% Senior Notes on the open market. The aggregate purchase price was $20.6 million, or an average of 102.9% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $562,500 pretax loss during the second quarter of fiscal 2007. On March 28, 2007, we repurchased an additional $10.0 million of our outstanding 8 5/8% Senior Notes which were cash settled on April 2, 2007 at a purchase price of $9.85 million, or an average of 98.5% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $150,000 pre-tax gain. Gains/losses from notes repurchased are included in other (loss) income, net in the accompanying unaudited condensed consolidated statements of operations. Senior Notes purchased by the Company were cancelled.

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

Other Secured Notes Payable - We periodically acquire land through the issuance of notes payable. As of June 30, 2007 and September 30, 2006, we had outstanding notes payable of $121.4 million and $89.3 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 6.75% to 11.0% at June 30, 2007. These notes are secured by the real estate to which they relate. During the first six months of fiscal 2008, we repaid approximately $95 million of these secured notes payable.

Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions discussed in Note 12 to the unaudited condensed consolidated financial statements included in Item 1, we have recorded $116.5 million and $117.1 million of debt as of June 30, 2007 and September 30, 2006, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 9.82% as of June 30, 2007, and expire at various times through 2015.

Other than the addition of the model home financing obligations discussed above, there were no material changes to our long-term debt and contractual obligations.

Stock Repurchases and Dividends Paid - On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE, or in privately negotiated transactions. We did not repurchase any shares in the open market during the three or nine months ended June 30, 2007. During the nine months ended June 30, 2006, we repurchased approximately 3.1 million shares for an aggregate purchase price of $183.3 million or approximately $59 per share pursuant to the plan. At June 30, 2007, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan. We have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and is unlikely in the foreseeable future.

For the nine months ended June 30, 2007 and 2006, we paid quarterly cash dividends of $0.10 per common share, or a total of approximately $11.7 million and $12.3 million, respectively. On November 2, 2007, our Board of Directors suspended our dividend payments. The Board concluded that suspending dividends, which will allow us to conserve approximately $16 million of cash annually was a prudent effort in light of the continued deterioration of the housing market.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments – We historically have attempted to control half or more of our land supply through option contracts. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligations with respect to options with specific performance provisions are included in our unaudited condensed consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $249.8 million at June 30, 2007. This amount includes non-refundable letters of credit of approximately $35.0 million. The total remaining purchase price, net of cash deposits, committed under all options was $1.9 billion as of June 30, 2007. Only $81.6 million of total remaining purchase price under such options contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.

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

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIE”s) under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our condensed consolidated balance sheets at June 30, 2007 and September 30, 2006 reflect consolidated inventory not owned of $412.5 million and $471.4 million, respectively. We consolidated $73.2 million and $146.6 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of June 30, 2007 and September 30, 2006, respectively. In addition, as of June 30, 2007 and September 30, 2006, we recorded $339.3 million and $324.8 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements for which our deposits and pre-acquisition development costs exceeded certain thresholds in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $263.1 million at June 30, 2007 and $330.7 million at September 30, 2006. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our condensed consolidated balance sheets include investments in joint ventures totaling $132.9 million and $124.8 million at June 30, 2007 and September 30, 2006, respectively.

Our joint ventures typically obtain secured acquisition and development financing. At June 30, 2007, our unconsolidated joint ventures had borrowings outstanding totaling $764.9 million. In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At June 30, 2007, we had repayment guarantees totaling $40.9 million and loan-to-value maintenance guarantees of $7.7 million related to certain of our unconsolidated joint ventures’ debt (see Notes 4 and 8 to the unaudited condensed consolidated financial statements for additional information regarding our joint ventures and related guarantees).

CRITICAL ACCOUNTING POLICIES:

As discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2007 filed concurrently with this Form 10-Q, some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters and relate to inventory valuation, goodwill, homebuilding revenues and costs and warranty reserves. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. There have been no material changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended September 30, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of June 30, 2007, we had $237.4 million of variable rate debt outstanding. Based on our average outstanding borrowings under our variable rate debt at June 30, 2007, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by approximately $2.7 million.

Item 4. Controls and Procedures

Background and Results of Independent Investigation
In April 2007, the Audit Committee of the Board of Directors initiated an independent investigation of our mortgage origination business through independent legal counsel and independent forensic accountants. During the course of this investigation, the Audit Committee determined that our mortgage origination practices related to certain loans in prior periods violated certain applicable federal and/or state origination requirements. During the course of the investigation, the Audit Committee also discovered accounting and financial reporting errors and/or irregularities that required restatement resulting primarily from (1) inappropriate accumulation of reserves and/or accrued liabilities associated with land development and house costs (“Inventory Reserves”) and the subsequent improper release of such reserves and accrued liabilities and (2) inaccurate revenue recognition with respect to certain model home sale-leaseback transactions. In conjunction with the restatement of the items above, we also made corresponding capitalized interest, capitalized indirect costs and income tax adjustments to our unaudited condensed consolidated financial statements as these balances were impacted by the aforementioned adjustments. We also made other adjustments to our unaudited condensed consolidated financial statements relating to corrections of accounting and financial reporting errors and/or irregularities, some errors previously identified, but historically not considered to be material to require correction, and some errors and irregularities discovered as part of the restatement process, consisting of (1) reclassifying model home furnishings and sales office leasehold improvements from owned inventory to property, plant and equipment, net in the amount of $47.0 million at September 30, 2006; (2) reclassifying depreciation and amortization of model home furnishings and sales office leasehold improvements from home construction and land sales expenses to depreciation and amortization in the amounts of $7.3 million and $21.3 million for the three and nine months ended June 30, 2006, respectively; (3) recognizing total revenue ($11.6 million) and home construction and land sales expenses ($8.7 million) for the nine months ended June 30, 2006 related to inappropriate revenue recognition timing in the fiscal year ended September 30, 2005 and 2006 first and second quarters for certain home closings in California; (4)  reclassifying the results of operations from our title services from other income, net ($1.6 million and $4.8 million) to total revenue ($2.5 million and $7.1 million) and selling, general and administrative (“SG&A”) expenses ($1.0 million and $2.4 million) for the three and nine months ended June 30, 2006, respectively; (5) reclassifying $5.0 million from restricted cash at September 30, 2006 to cash and cash equivalents as such amount was determined not to be restricted; (6) recognizing the reversal of a previously presented $13.9 million reduction in the Trinity moisture intrusion reserves through home construction and land sales expenses in the three months ended March 31, 2006 instead of the previously presented reversal of $13.9 million in the three months ended June 30, 2006; (7) certain other miscellaneous immaterial adjustments; and (8) the related tax effects of the adjustments described in (1) through (7) above. See Notes 8 and 12 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. Financial Statements for further discussion of the restatement issues.

Disclosure Controls and Procedures
Management, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Act), as of the end of period covered by this report. Management concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were not effective primarily because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. In addition, our disclosure controls and procedures not relating to internal control over financial reporting were not sufficiently documented and were not designed to require all accounting and financial employees, and other corporate employees with specific knowledge of, or responsibility for, other disclosures to complete quarterly certifications (management representations).

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

Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified the following control deficiencies as of June 30 2007 that constituted material weaknesses:

Control Environment – The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the actions of its employees, and is the foundation for all other components of internal control over financial reporting. We did not maintain an effective control environment. The Company identified the following deficiencies in our control environment as of June 30, 2007 each of which is considered to be a material weakness:

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

Change in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Investigations

United States Attorney, State and Federal Agency Investigations. Beazer Homes and its subsidiary, Beazer Mortgage Corporation, are under criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina and other state and federal agencies concerning the matters that have been the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors (the “Investigation”) as described in Notes 8 and 12 to the Unaudited Condensed Consolidated Financial Statements included in Item I, Part 1 of this Form 10-Q. The Company is fully cooperating with these investigations.

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

We cannot predict or determine the timing or final outcome of the governmental investigations or the lawsuits or the effect that any adverse findings in the investigations or adverse determinations in the lawsuits may have on us. While we are cooperating with the governmental investigations, developments, including the expansion of the scope of the investigations, could negatively impact us and could divert the efforts and attention of our management team from the operation of our business and/or result in further departures of executives or other employees. An unfavorable determination resulting from any governmental investigation could result the filing of criminal charges, the payment of substantial criminal or civil fines, the imposition of injunctions on our conduct or the imposition of other penalties or consequences, including the Company adjusting, curtailing or terminating the conduct of certain of our business operations. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and prospects. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the investigations and the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1A. Risk Factors

Any material changes from the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 have been incorporated into the risk factors disclosed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed concurrently with this Form 10-Q.

Item 6. Exhibits

10.1
Credit Agreement dated as of July 25, 2007 among Beazer Homes USA, Inc., the Lenders Parties Thereto, Wachovia Bank, National Association, as Agent, BNP Paribas, The Royal Bank of Scotland and Guaranty Bank, as Documentation Agents and Regions Bank, as Senior Managing Agent and JPMorgan Chase Bank, N.A., as Managing Agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 26, 2007 (File No. 001-12822)

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