Form 10-K
period 2007-09-30
BEAZER HOMES USA INC
filed 2008-05-12
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2007

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
(Registrant’s telephone number including area code)

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (39,100,752 shares) as of March 31, 2007, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $1,135,094,831.

The number of shares outstanding of the registrant’s Common Stock as of April 25, 2008 was 39,234,305

DOCUMENTS INCORPORATED BY REFERENCE: None

BEAZER HOMES USA, INC.

FORM 10-K

References to “we,” “us,” “our,” “Beazer,” “Beazer Homes,” and the “Company” in this annual report on Form 10-K refer to Beazer Homes USA, Inc.

EXPLANATORY NOTE
Restatement of Consolidated Financial Results

In April 2007, the Audit Committee of the Board of Directors initiated an independent investigation of our mortgage origination business through independent legal counsel and independent forensic accountants. During the course of this investigation, the Audit Committee determined that our mortgage origination practices related to certain loans in prior periods violated certain applicable federal and/or state origination requirements. During the course of the investigation, the Audit Committee also discovered accounting and financial reporting errors and/or irregularities that required restatement resulting primarily from (1) inappropriate accumulation of reserves and/or accrued liabilities associated with land development and house costs (“Inventory Reserves”) and the subsequent improper release of such reserves and accrued liabilities and (2) inaccurate revenue recognition with respect to certain model home sale-leaseback transactions. In conjunction with the restatement of the items above, we also made corresponding capitalized interest, capitalized indirect costs, and income tax adjustments to our consolidated financial statements as these balances were impacted by the aforementioned adjustments. We also made other adjustments to our consolidated financial statements relating to corrections of accounting and financial reporting errors and/or irregularities, some errors previously identified but historically not considered to be material to require correction and some errors and irregularities discovered as part of the restatement process, consisting of (1) reclassifying model home furnishings and sales office leasehold improvements from owned inventory to property, plant and equipment, net in the amount of $47.0 million at September 30, 2006; (2) reclassifying depreciation and amortization of model home furnishings and sales office leasehold improvements from home construction and land sales expenses to depreciation and amortization in the amount of $32.1 million and $26.8 million for the fiscal years ended September 30, 2006 and 2005, respectively; (3) recognizing total revenue ($11.6 million) and home construction and land sales expenses ($8.7 million) for the fiscal year ended September 30, 2006 related to inappropriate revenue recognition timing in the fiscal year ended September 30, 2005 for certain home closings in California; (4) reclassifying the results of operations from our fiscal 2005 title services from other income, net ($5.9 million) to total revenue ($8.1 million) and selling, general and administrative (“SG&A”) expenses ($2.2 million); (5) reclassifying $5.0 million from restricted cash at September 30, 2006 to cash and cash equivalents as such amount was determined not to be restricted; (6) recognizing the reversal of certain warranty accruals related to our captive insurance subsidiary in the fiscal years ended prior to fiscal 2005 ($8.7 million), as reflected in the prior period restatement caption in the Consolidated Statements of Stockholders’ Equity, instead of the previously presented reversal of $8.7 million in warranty accruals through home construction and land sales expenses for the fiscal year ended September 30, 2005; (7) certain other miscellaneous immaterial adjustments; and (8) the related tax effects of the adjustments described in (1) through (7) above.

As discussed in Note 17 to the accompanying Consolidated Financial Statements in this Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (“2007 Form 10-K”) we have restated our consolidated financial statements and the related disclosures for fiscal 2006 and 2005. Specifically, we have restated our consolidated balance sheet as of September 30, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows, including related disclosures, for the fiscal years ended September 30, 2006 and 2005. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, has been updated to reflect the effects of the restatement.

In addition, the unaudited quarterly data reflected in this 2007 Form 10-K presents the condensed consolidated financial information included in the amended Quarterly Reports on Form 10-Q/A for the fiscal quarters ended December 31, 2006 and March 31, 2007 and the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007. These reports, which are being filed concurrently with this 2007 Form 10-K, contain restated condensed consolidated financial statements for the comparative periods of fiscal 2007 and 2006.

As a result of the errors and irregularities discussed above, and for the purpose of the Selected Financial Data included in Item 6 of this 2007 Form 10-K, we have also restated our Balance Sheet Data as of September 30, 2005, 2004 and 2003 and the related Statement of Operations and Supplemental Financial Data for the fiscal years ended September 30, 2004 and 2003. In addition, the cumulative effect of the errors and irregularities attributable to periods prior to October 1, 2002 have been reflected in the Balance Sheet Data as an increase to retained earnings at September 30, 2002 of $24.8 million for fiscal years 1998-2002.

The following table reconciles net income “as previously reported” to net income “as restated” (in thousands):

Fiscal Year	Net Income, As Previously Reported	Adjustments	Net Income, As Restated
2003	$172,745	$(971)	$171,774
2004	235,811	10,365	246,176
2005	262,524	13,375	275,899
2006	388,761	(19,925)	368,836

The cumulative effect of the matters arising from the restatement for fiscal years 1998 through 2006 is a $27.6 million increase in retained earnings, shown below (in thousands):

	Fiscal Year(s) Impact	Cumulative Restatement Impacts
Retained Earnings at September 30, 2006, as previously reported		$1,362,958
Restatement adjustments:
Inventory Reserves	1998-2006	40,183
Model Home Sale-Leasebacks	2001-2006	(21,950)
Other	1998-2006	7,895
Benefit From Income Taxes	1998-2006	1,466
Cumulative Impact of Restatement Adjustments		27,594
Retained Earnings at September 30, 2006, as restated		$1,390,552

The restatement impact of the model home sale-leaseback transactions primarily relate to timing differences that have had and will have the effect of shifting revenue and income from the date of the original transaction to the future period in which the “leases” are terminated.

For additional discussion of the Audit Committee’s investigation, the accounting errors and irregularities identified, and the adjustments made as a result of the restatements see (1) Notes 14 and 17 of the Consolidated Financial Statements included in Part II, Item 8 – Financial Statements and Supplementary Data and (2) Part II, Item 6 – Selected Financial Data. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part II, Item 9A – Controls and Procedures.

FORWARD-LOOKING STATEMENTS

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this annual report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A– Risk Factors. Such factors may include:

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

PART I

Item 1.	Business

We are a geographically diversified homebuilder with operations in 21 states. Our homes are designed to appeal to homeowners at various price points across various demographic segments and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate exceptional value and quality while seeking to maximize our return on invested capital over time.

Our principal executive offices are located at 1000 Abernathy Road, Suite 1200, Atlanta, Georgia 30328, telephone (770) 829-3700. We also provide information about our active communities through our Internet website located at http://www.beazer.com. Information on our website is not a part of and shall not be deemed incorporated by reference in this report.

Industry Overview and Current Market Conditions

The sale of new homes has been and will likely remain a large industry in the United States for four primary reasons: annual growth in both population and households, demographic patterns that indicate an increased likelihood of home ownership as age and income increase, job creation within geographic markets that necessitate new home construction and consumer demand for home features that can be more easily provided in a new home than an existing home.

In any year, the demand for new homes is closely tied to job growth, the availability and cost of mortgage financing, the supply of new and existing homes for sale and, importantly, consumer confidence. Consumer confidence is perhaps the most important of these demand variables and is the hardest one to accurately predict because it is a function of, among other things, consumers’ views of their employment and income prospects, recent and likely future home price trends, localized new and existing home inventory, the level of current and near-term interest and mortgage rates, the availability of consumer credit, valuations in stock and bond markets, and other geopolitical factors. Moreover, because the purchase of a home represents many buyers’ largest single financial commitment, it is often also associated with significant emotional considerations.

The supply of new homes within specific geographic markets consists of both new homes built pursuant to pre-sale arrangements and speculative homes (frequently referred to as “spec homes”) built by home builders prior to their sale. The ratio of pre-sold to spec homes differs both by geographic market and over time within individual markets based on a wide variety of factors, including the availability of land and lots, access to construction financing, the availability and cost of construction labor and materials, the inventory or existing homes for sale and job growth characteristics. Consumer preferences also play a role. In rapidly growing markets characterized by relatively few available new homes, presale homes are very common. In markets characterized by a significant supply of newly built and existing homes, spec homes tend to represent a larger portion of new home sales as builders attempt to reduce their inventories of completed homes.

In general, high levels of employment, low mortgage interest rates and low new home and resale inventories contribute to a strong and growing homebuilding market environment. Conversely, rising unemployment, higher interest rates and larger new and existing home inventories generally lead to weak industry conditions.

While we believe that long-term fundamentals for new home construction remain intact, beginning in mid-fiscal 2006, accelerating during fiscal 2007 and continuing into fiscal 2008, the homebuilding industry has experienced a significant downturn. Most housing markets across the United States can be characterized as suffering from an oversupply of new and resale home inventory, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders and increased incentives for home sales. As a result of these factors, we, like many other homebuilders, have experienced a material reduction in revenues and margins and we incurred a significant net loss in fiscal 2007. This net loss was driven primarily by asset impairment and lot option abandonment charges incurred in fiscal 2007. Please see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional information.

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

Long-Term Business Strategy

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

Subsequent Developments

Consistent with our periodic review of our markets and our capital allocation, on February 1, 2008, we announced our decision to exit the following markets: Charlotte, North Carolina, Columbia, South Carolina, Cincinnati/Dayton and Columbus, Ohio and Lexington, Kentucky. We have committed to complete all homes under construction in these markets and are in the process of marketing the remaining land positions for sale. While the underlying basis for exiting each market was different, in each instance we concluded we could better serve shareholder interests by re-allocating the capital employed in these markets. As of September 30, 2007, these markets represented approximately 5% of the Company’s total assets.

Also on February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender relationship with a national mortgage provider. This exclusive relationship will continue to offer our homebuyers the option of a simplified financing process while enabling us to focus on our core competency of homebuilding. Our decision to exit the mortgage origination business was related to the problems identified by the Audit Committee’s investigation of our mortgage origination practices, the growing complexity and cost of compliance with national, state and local lending rules, and the retrenchment among mortgage capital sources which has had the effect of reducing the profitability of many mortgage brokerage activities. We expect to record our mortgage origination business as a discontinued operation in the second quarter of fiscal 2008.

Historically, we have addressed homebuyers’ desire for a simple financing process by offering mortgage financing through our subsidiary Beazer Mortgage Corporation (“Beazer Mortgage”). Beazer Mortgage generally did not retain or service the mortgages that it brokered. Through September 30, 2007, Beazer Mortgage also financed certain of our mortgage lending activities with borrowings under a warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors.

Reportable Business Segments

We design, sell and build single-family and multi-family homes in the following geographic regions which are presented as reportable segments. Those remaining homebuilding operations not separately reportable as segments are included in “Other Homebuilding”:

Segment/State	Market(s) / Year Entered

West:
Arizona	Phoenix (1993)
California	Los Angeles County (1993), Orange County (1993), Riverside and San Bernardino Counties (1993), San Diego County (1992), Ventura County (1993), Sacramento (1993), Kern County (2005), Fresno (2005)
Nevada	Las Vegas (1993)
New Mexico	Albuquerque (2005)

Mid-Atlantic:
Maryland	Baltimore (1998), Metro-Washington, D.C. (1998)
Delaware	Delaware (2003)
New Jersey/New York/ Pennsylvania	Central and Southern New Jersey (1998), Bucks County, PA (1998), Orange County, NY (2005)
Virginia/West Virginia	Fairfax County (1998), Loudoun County (1998), Prince William County (1998), West Virginia (2004)

Florida:
Florida	Jacksonville (1993), Fort Myers/Naples (1996), Tampa/St. Petersburg (1996), Orlando (1997), Sarasota (2005), Tallahassee (2006)

Southeast:
Georgia	Atlanta (1985), Savannah (2005)
North Carolina	Charlotte (1987), Raleigh/Durham (1992), Greensboro (1999)
South Carolina	Charleston (1987), Columbia (1993), Myrtle Beach (2002)
Nashville, Tennessee	Nashville (1987)

Other Homebuilding:
Colorado	Denver (2001), Colorado Springs (2003)
Indiana	Indianapolis (2002)
Kentucky	Lexington (2002)
Ohio	Columbus (2002), Cincinnati/Dayton (2002)
Memphis, TN	Memphis (2002)
Texas	Dallas/Ft. Worth (1995), Houston (1995)

Financial Services:
Historically we have addressed homebuyers’ desire for a simple financing process by offering mortgage financing through our subsidiary Beazer Mortgage in all of our markets. Effective February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender arrangement with a national, third-party mortgage provider. We also provide title services to our customers in many of our markets. The financial services operations are a reportable segment.

Seasonal and Quarterly Variability

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

Markets and Product Description

We evaluate a number of factors in determining which geographic markets to enter as well as which consumer segments to target with our homebuilding activities. We attempt to anticipate changes in economic and real estate conditions by evaluating such statistical information as the historical and projected growth of the population; the number of new jobs created or projected to be created; the number of housing starts in previous periods; building lot availability and price; housing inventory; level of competition; and home sale absorption rates.

We generally seek to differentiate ourselves from our competition in a particular market with respect to customer service, product type, and design and construction quality. We maintain the flexibility to alter our product mix within a given market, depending on market conditions. In determining our product mix, we consider demographic trends, demand for a particular type of product, market research of consumer preferences, margins, timing and the economic strength of the market. Although some of our homes are priced at the upper end of the market, and we offer a selection of amenities, we generally do not build “custom homes.” We attempt to maximize efficiency by using standardized design plans whenever possible. In all of our home offerings, we attempt to maximize customer satisfaction by incorporating quality materials, distinctive design features, convenient locations and competitive prices.

During fiscal year 2007, the average sales price of our homes closed was approximately $277,400. The following table summarizes certain operating information of our reportable homebuilding segments as of and for the years ended September 30, 2007, 2006 and 2005 (dollars in thousands). Please see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional information.

	2007		2006		2005
Segment	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Closing Price
West	3,036	$345.8	4,942	$366.1	5,647	$342.7
Mid-Atlantic	1,157	449.2	2,043	457.9	1,870	449.6
Florida	1,261	285.7	2,241	309.5	2,236	267.6
Southeast	3,125	229.9	4,228	210.1	3,995	187.5
Other	3,441	199.4	4,907	187.4	4,361	180.9
Total Company	12,020	$277.4	18,361	$285.7	18,109	$271.3

	September 30, 2007		September 30, 2006		September 30, 2005
Segment	Units in Backlog	Dollar Value of Backlog	Units in Backlog	Dollar Value of Backlog	Units in Backlog	Dollar Value of Backlog
West	491	$158,172	1,175	$468,560	3,033	$1,060,407
Mid-Atlantic	643	284,265	577	290,861	1,193	557,113
Florida	238	58,551	508	173,106	1,259	401,309
Southeast	504	121,672	1,321	312,118	1,754	355,516
Other	1,109	216,146	1,521	310,811	2,033	358,911
Total Company	2,985	$838,806	5,102	$1,555,456	9,272	$2,733,256

Corporate Operations

We perform all or most of the following functions at our corporate office:

●	evaluate and select geographic markets;
●	allocate capital resources to particular markets for land acquisitions;
●	maintain and develop relationships with lenders and capital markets to create access to financial resources;
●	plan and design homes and community projects;
●	operate and manage information systems and technology support operations; and
●	monitor the operations of our subsidiaries and divisions.

We allocate capital resources necessary for new projects in a manner consistent with our overall business strategy. We will vary the capital allocation based on market conditions, results of operations and other factors. Capital commitments are determined through consultation among selected executive and operational personnel, who play an important role in ensuring that new projects are consistent with our strategy. Centralized financial controls are also maintained through the standardization of accounting and financial policies and procedures.

Field Operations

The development and construction of each project is managed by our operating divisions, each of which is generally led by a market leader who, in turn, reports directly or indirectly to our Chief Operating Officer. At the development stage, a manager (who may be assigned to several projects and reports to the market leader of the division) supervises development of buildable lots. Subsequent to the end of fiscal 2007, we reorganized our field operations to concentrate certain accounting, accounts payable, billing and purchasing functions in seven regional accounting centers. Together with our operating divisions, our field teams are equipped with the skills to complete the functions of identification of land acquisition opportunities, land entitlement, land development, construction, marketing, sales and warranty service.

Land Acquisition and Development

Generally, the land we acquire is purchased only after necessary entitlements have been obtained so that we have the right to begin development or construction as market conditions dictate. During the current downturn in the homebuilding industry, we do not expect to make significant land acquisitions but we will continue to consider attractive opportunities as they arise. In certain situations, we will purchase property without all necessary entitlements where we perceive an opportunity to build on such property in a manner consistent with our strategy. The term “entitlements” refers to subdivision approvals, development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give a developer the right to obtain building permits upon compliance with conditions that are usually within the developer’s control. Although entitlements are ordinarily obtained prior to the purchase of land, we are still required to obtain a variety of other governmental approvals and permits during the development process.

We select our land for development based upon a variety of factors, including:

●	internal and external demographic and marketing studies;
●	suitability for development during the time period of one to five years from the beginning of the development process to the last closing;
●	centralized corporate-level management review of all decisions;
●	financial review as to the feasibility of the proposed project, including profit margins and returns on capital employed;
●	the ability to secure governmental approvals and entitlements;
●	environmental and legal due diligence;
●	competition in the area;
●	proximity to local traffic corridors and amenities; and
●	management’s judgment as to the real estate market and economic trends and our experience in a particular market.

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

We strive to develop a design and marketing concept for each of our projects, which include determination of size, style and price range of the homes, layout of streets, layout of individual lots and overall community design. The product line offered in a particular project depends upon many factors, including the housing generally available in the area, the needs of a particular market and our cost of lots in the project. We are, however, often able to use standardized home design plans.

Option Contracts. We acquire certain lots by means of option contracts. Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a certain price.

Under option contracts, both with and without specific performance, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligations with respect to options with specific performance are included on our consolidated balance sheet in other liabilities at September 30, 2007. At September 30, 2007, we were committed to future amounts under option contracts with specific performance obligations that aggregated $91.6 million, net of cash deposits. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $163.3 million at September 30, 2007. This amount includes non-refundable letters of credit of approximately $35.5 million. At September 30, 2007, future amounts under option contracts without specific performance obligations aggregated approximately $1.4 billion, net of cash deposits.

The following table sets forth, by reportable segment, land controlled by us as of September 30, 2007:

	Lots Owned
	Undevel- oped Lots(1)	Lots Under Develop- ment	Finished Lots	Properties Held for Sale	Homes Under Con- struction(2)	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled
Arizona	-	329	1,029	522	261	2,141	2,171	4,312
California	-	3,958	1,733	43	718	6,452	559	7,011
Nevada	-	926	668	10	178	1,782	1,556	3,338
New Mexico	-	-	70	-	52	122	345	467
West Segment	-	5,213	3,500	575	1,209	10,497	4,631	15,128
Maryland/Delaware	-	692	1,018	-	282	1,992	1,824	3,816
New Jersey/New York/
Pennsylvania	-	165	362	-	215	742	2,936	3,678
Virginia/West Virginia	-	78	381	-	445	904	1,623	2,527
Mid-Atlantic Segment	-	935	1,761	-	942	3,638	6,383	10,021
Florida Segment	-	1,537	1,437	-	499	3,473	4,077	7,550
Georgia		250	292	-	174	716	854	1,570
North Carolina	60	1,278	405	47	213	2,003	801	2,804
South Carolina	-	1,622	363	-	286	2,271	4,539	6,810
Nashville, Tennessee	-	1,265	48	-	188	1,501	1,045	2,546
Southeast Segment	60	4,415	1,108	47	861	6,491	7,239	13,730
Colorado	-	-	314	128	129	571	1,025	1,596
Indiana	534	1,738	1,458	432	456	4,618	505	5,123
Kentucky	-	262	143	-	83	488	410	898
Ohio	-	1,895	840	217	158	3,110	-	3,110
Memphis, Tennessee	-	-	20	10	62	92	-	92
Texas	392	1,266	1,884	-	505	4,047	781	4,828
Other	926	5,161	4,659	787	1,393	12,926	2,721	15,647
Total	986	17,261	12,465	1,409	4,904	37,025	25,051	62,076

(1)	“Undeveloped Lots” consists of raw land that is expected to be developed into the respective number of lots reflected in this table.
(2)	The category “Homes Under Construction” represents lots upon which construction of a home has commenced.

The following table sets forth, by reportable segment, inventory held for development and land held for sale as of September 30, 2007:

	Inventory Held for Development	Land Held for Sale	Total Owned Inventory

West Segment	$868,675	$35,578	$904,253
Mid-Atlantic Segment	439,712	-	439,712
Florida Segment	203,417	-	203,417
Southeast Segment	373,111	1,407	374,518
Other	407,194	12,488	419,682
Unallocated	196,209	-	196,209
Total	$2,488,318	$49,473	$2,537,791

Joint Ventures. We participate in land development joint ventures in which Beazer Homes has less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. During fiscal 2007, we wrote down our investment in certain of our joint ventures reflecting $28.6 million of impairments of inventory held within those ventures and $3.4 million of contractual obligation abandonments.

Our joint ventures typically obtain secured acquisition, development and construction financing. At September 30, 2007, our unconsolidated joint ventures had borrowings outstanding totaling $785.4 million of which $450.6 million related to one joint venture in which we are a 2.58% partner. In some instances, Beazer Homes and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At September 30, 2007, these guarantees included, for certain joint ventures, construction completion guarantees, loan to value maintenance agreements, repayment guarantees and environmental indemnities (see Note 14 to the Consolidated Financial Statements).

Construction

We typically act as the general contractor for the construction of our projects. Our project development operations are controlled by our operating divisions, whose employees supervise the construction of each project, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes. We specify that quality, durable materials be used in the construction of our homes. Our subcontractors follow design plans prepared by architects and engineers who are retained or directly employed by us and whose designs are geared to the local market. A majority of our home plans are prepared in our corporate office, allowing us to ensure the quality of the plans we build as well as to enable us to reduce direct costs through our value engineering efforts.

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

Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. At September 30, 2007, we had 1,404 finished homes (excluding models), of which 542 were under contract and included in backlog at such date.

Warranty Program

For certain homes sold through March 31, 2004 (and in certain markets through July 31, 2004), we self-insured our structural warranty obligations through our wholly owned risk retention group. Beginning with homes sold April 1, 2004 (August 1, 2004 in certain markets), our warranties are issued, administered, and insured, subject to applicable self-insured retentions, by independent third parties. We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty (generally ranging from a minimum of five years up to the period covered by the applicable statute of repose) covering only certain defined construction defects. We also provide a defined structural element warranty with single-family homes and townhomes in certain states.

Since we subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, many claims relating to workmanship and materials are the primary responsibility of our subcontractors.

In addition, we maintain third-party insurance, subject to applicable self-insured retentions, for most construction defects that we encounter in the normal course of business. We believe that our accruals and third-party insurance are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation. Please see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 14, “Contingencies” to the Consolidated Financial Statements for additional information.

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

Marketing and Sales

We make extensive use of advertising and other promotional activities, including our Internet website (http://www.beazer.com), mass-media advertisements, brochures, direct mail, billboards and the placement of strategically located signboards in the immediate areas of our developments.

We normally build, decorate, furnish and landscape model homes for each project and maintain on-site sales offices. At September 30, 2007, we maintained 815 model homes, of which 317 were owned, 336 were financed and 162 were leased from third parties pursuant to sale and leaseback agreements. We believe that model homes play a particularly important role in our marketing efforts.

We generally sell our homes through commissioned employees (who typically work from the sales offices located at the model homes used in the subdivision) as well as through independent brokers. Our personnel are available to assist prospective homebuyers by providing them with floor plans, price information and tours of model homes, and in connection with the selection of options. The selection of interior features is a principal component of our marketing and sales efforts. Sales personnel are trained by us and attend periodic meetings to be updated on sales techniques, competitive products in the area, the availability of financing, construction schedules and marketing and advertising plans, which management believes results in a sales force with extensive knowledge of our operating policies and housing products. Our policy also provides that sales personnel be licensed real estate agents where required by law. Depending on market conditions, we also at times begin construction on a number of homes for which no signed sales contract exists. The use of an inventory of such homes satisfies the requirements of relocated personnel and of independent brokers, who often represent customers who require a completed home within 60 days. At September 30, 2007, excluding models, we had 2,276 homes at various stages of completion (of which 862 were completed) for which we did not have a sales contract, either because the construction of the home was begun without a sales contract as described above or because the original sales contract had been cancelled.

We sometimes use various sales incentives in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.

Customer Financing

We historically have offered customer financing through Beazer Mortgage. Through September 30, 2007, Beazer Mortgage financed certain of our mortgage lending activities with borrowings under its warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors. Beazer Mortgage provided qualified homebuyers numerous financing options, including a wide variety of conventional, Federal Housing Administration (“FHA”) and Veterans’ Administration (“VA”) financing programs. In certain situations, we assisted our homebuyers in obtaining financing from outside mortgage lenders and, in certain limited circumstances, we attempted to minimize potential risks relating to the availability of customer financing by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time. See Item 3 – Legal Proceedings for discussion of the investigations and litigation related to our mortgage origination business.

Through January 31, 2008, Beazer Mortgage provided mortgage origination services, and generally did not retain or service the mortgages that it originated. Effective February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender arrangement with a national, third-party mortgage provider. In addition, we continue to offer title insurance services to our homebuyers in many of our markets.

Competition and Market Factors

The development and sale of residential properties is highly competitive and fragmented, particularly in the current weak housing environment. We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources and/or lower costs than us. We also compete for residential sales with individual resales of existing homes, available rental housing and, to a lesser extent, resales of condominiums.

We utilize our experience within our geographic markets and breadth of product line to vary our regional product offerings to reflect changing market conditions. We strive to respond to market conditions and to capitalize on the opportunities for advantageous land acquisitions in desirable locations. To further strengthen our competitive position, we rely on quality design, construction and service to provide customers with a higher measure of home.

Government Regulation and Environmental Matters

Generally, our land is purchased with entitlements, giving us the right to obtain building permits upon compliance with specified conditions, which generally are within our control. Upon compliance with such conditions, we are able to obtain building permits. The length of time necessary to obtain such permits and approvals affects the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. Many governmental authorities have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas. To date, the governmental approval processes discussed above have not had a material adverse effect on our development activities, and indeed all homebuilders in a given market face the same fees and restrictions. There can be no assurance, however, that these and other restrictions will not adversely affect us in the future.

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

In order to provide homes to homebuyers qualifying for FHA-insured or VA-guaranteed mortgages, we must construct homes in compliance with FHA and VA regulations. Our mortgage and title subsidiaries are subject to various licensing requirements and real estate laws and regulations in the states in which they do business. These laws and regulations include provisions regarding capitalization, operating procedures, investments, lending and privacy disclosures, forms of policies and premiums.

In some states, we are required to be registered as a licensed contractor and comply with applicable rules and regulations. Also, in various states, our new home counselors are required to be licensed real estate agents and to comply with the laws and regulations applicable to real estate agents.

Failure to comply with any of these laws or regulations could result in loss of licensing and a restriction of our business activities in the applicable jurisdiction.

Bonds and Other Obligations

We are frequently required, in connection with the development of our projects, to provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 2007 we had approximately $134.3 million and $580.9 million of outstanding letters of credit and performance bonds, respectively, related to our obligations to local governments to construct roads and other improvements in various developments, which were in addition to outstanding letters of credit of approximately $37.8 million related to our land option contracts.

Employees and Subcontractors

At September 30, 2007, we employed 2,619 persons, of whom 761 were sales and marketing personnel, 771 were executive, management and administrative personnel, 912 were involved in construction and 175 were personnel of Beazer Mortgage. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good. During October 2007, we continued our comprehensive review of our overhead structure in light of the continuing weakness in the homebuilding market, reducing our number of employees by approximately an additional 650.

Available Information

Our Internet website address is www.beazer.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the SEC and are available in print to any stockholder who requests a printed copy. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

In addition, many of our corporate governance documents are available on our website at www.beazer.com. Specifically, our Audit, Finance, Compensation and Nominating/Corporate Governance Committee Charters, our Corporate Governance Guidelines and Code of Business Conduct and Ethics are available. Each of these documents is available in print to any stockholder who requests it.

The content on our website is available for information purposes only and is not a part of and shall not be deemed incorporated by reference in this report.

Item 1A. Risk Factors

Our home sales and operating revenues could decline due to macro-economic and other factors outside of our control, such as changes in consumer confidence, declines in employment levels and increases in the quantity and decreases in the price of new homes and resale homes in the market.

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and, consequently, fewer home purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels, and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of our homes, which could cause our operating revenues to decline. Additional reductions in our revenues could, in turn, further negatively affect the market price of our securities.

The homebuilding industry is experiencing a severe downturn that may continue for an indefinite period and continue to adversely affect our business, results of operations and stockholders’ equity.

Most housing markets across the United States continue to be characterized by an oversupply of both new and resale home inventory, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders and increased incentives for home sales. As a result of these factors, we, like many other homebuilders, have experienced a material reduction in revenues and margins. These challenging market conditions are expected to continue for the foreseeable future and, in the near term, these conditions may further deteriorate. The Company expects that continued weakness in the homebuilding market will adversely affect its business, results of operations and stockholders’ equity as compared to prior periods and could result in additional inventory and goodwill impairments in the future.

In addition, we have been experiencing a significant increase in the number of cancellations by customers. Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home. Although these sales contracts typically require a cash deposit and do not make the sale contingent on the sale of the customer’s existing home, in some cases a customer may cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or as a matter of our business practices. If home prices decline, interest rates increase or if there is a national or local economic decline, homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund. Significant cancellations have had, and could have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory. In particular, our cancellation rates for the fiscal quarter and fiscal year ended September 30, 2007 were 68% and 41%, respectively. It is important to note that both backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. There is an inherent imprecision in these metrics based on an evaluation of qualitative factors during the transaction cycle.

Based on our impairment tests and consideration of the current and expected future market conditions, we recorded inventory impairment charges of $488.9 million, lot option abandonment charges of $122.9 million and non-cash goodwill impairment charges totaling $52.8 million during fiscal 2007. During fiscal 2007, we also wrote down our investment in certain of our joint ventures reflecting $28.6 million of impairments of inventory held within those ventures and $3.4 million of contractual obligation abandonments. While we believe that no additional goodwill, joint venture investment or inventory impairments existed as of September 30, 2007, future economic or financial developments, including general interest rate increases, poor performance in either the national economy or individual local economies, or our ability to meet our projections could lead to future impairments.

The current disruption in the availability of mortgage financing is expected to continue to adversely affect our business and results of operations.

Substantially all purchasers of our homes finance their acquisition with mortgage financing. The U.S. residential mortgage market is experiencing serious disruption due to deterioration in the credit quality of loans originated to non-prime and subprime borrowers, an increase in mortgage foreclosure rates and the recent failure of numerous lending institutions. These difficulties are not expected to improve until residential real estate inventories return to a more normal level and the mortgage credit market stabilizes. This disruption has adversely affected, and is expected to continue to adversely affect, the Company’s business and results of operation as compared to prior periods.

We are the subject of ongoing governmental criminal and civil investigations and pending civil litigation which could result in criminal charges and could require us to pay substantial fines, damages or other penalties or could otherwise have a material adverse effect on us.

We and our subsidiary, Beazer Mortgage Corporation, are under criminal and civil investigations by the United States Attorney’s office in the Western District of North Carolina, the SEC and other federal and state agencies. We and certain of our current and former employees, officers and directors have been named as defendants in securities class action lawsuits, lawsuits regarding Employee Retirement Income Security Act (“ERISA”) claims, and derivative shareholder actions. In addition, certain of our subsidiaries have been named in class action and multi-party lawsuits regarding claims made by homebuyers. We cannot predict or determine the timing or final outcome of the investigations or the lawsuits or the effect that any adverse findings in the investigations or adverse determinations in the lawsuits may have on us. While we are cooperating with the investigations, developments, including the expansion of the scope of the investigations, could negatively impact us, could divert the efforts and attention of our management team from the operation of our business, and/or result in further departures of executives or other employees. An unfavorable determination resulting from any investigation could result in the filing of criminal charges or the payment of substantial criminal or civil fines, the imposition of injunctions on our conduct or the imposition of other penalties or consequences, including but not limited to the Company having to adjust, curtail or terminate the conduct of certain of our business operations. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flows. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the investigations and the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations. In addition to expenses incurred to defend the Company in these matters, under Delaware law and our bylaws, we may have an obligation to indemnify our current and former officers and directors in relation to these matters.

Our insurance carriers may seek to rescind or deny coverage with respect to certain of the pending investigations or lawsuits, or we may not have sufficient coverage under such policies. If the insurance companies are successful in rescinding or denying coverage or if we do not have sufficient coverage under our policies, our business, financial condition and results of operations could be materially adversely affected.

We face risks relating to our ineffective internal controls.

As a result of our review of issues identified during the recently completed independent investigation initiated by the Audit Committee, as well as our internal review, management has identified several deficiencies in our control environment that constitute material weaknesses and, consequently, has concluded that our internal control over financial reporting was not effective as of September 30, 2007. In addition, management has concluded, based primarily on the identification of the material weaknesses, that our disclosure controls and procedures were not effective at September 30, 2007. See Part II, Item 9A – Controls and Procedures. If we are unable to successfully remediate these material weaknesses in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures. In addition, we are in the process of developing and implementing a full work plan for remediation of all of the identified material weaknesses, and this work will continue during fiscal 2008. Until our remediation efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur the expenses associated with the additional procedures and resources required to prepare our consolidated financial statements.

Continuing negative publicity may adversely affect our business.

As a result of the various ongoing investigations and litigation discussed herein and the issues relating thereto, we have been the subject of continuing negative publicity. This negative publicity has contributed to significant declines in the prices of our publicly traded securities. We believe this negative publicity has also discouraged and may continue to discourage a number of potential homebuyers from purchasing a home from us. In addition, the negative publicity has adversely affected our relationships with certain of our partners, such as land sellers, contractors and suppliers. Continuing negative publicity could continue to have a material adverse effect on our business and the market price of our publicly traded securities.

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

As a result of the various ongoing investigations and litigation discussed herein and the uncertainty of our future prospects, we have lost several key employees of our Company. We also believe that these circumstances have adversely affected morale and could lead to additional employee turnover. In light of these ongoing matters, we have experienced some difficulty in attracting qualified individuals to replace the employees we have lost.

Recent and potential future downgrades of our credit ratings could adversely affect our access to capital and could otherwise have a material adverse effect on us.

Each of S&P, Moody’s and Fitch has recently decreased its rating or outlook with respect to our long-term unsecured debt. Specifically, on February 15, 2008, S&P decreased its rating from B+ to B and maintained its negative outlook (which had been revised from stable on March 28, 2007). S&P had placed the Company’s corporate credit and senior unsecured debt ratings on negative credit watch on August 14, 2007. On March 26, 2008, Moody’s lowered its rating from B1 to B2 and maintained its negative outlook. On March 5, 2008, Fitch lowered the Company’s issuer-default rating from BB- to B+, convertible senior notes to B from BB-, and its junior subordinated debt to CCC+ from B. The rating agencies announced that these downgrades reflect deterioration in our homebuilding operations, credit metrics and other earnings-based metrics and their outlook for our future earnings, as well as possible distractions resulting from the ongoing investigations described elsewhere herein. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be further lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We have not been timely in our Exchange Act reporting.

Although we have now filed all of our fiscal 2007 Exchange Act filings with the SEC, we failed to timely file with the SEC our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007, June 30, 2007 and December 31, 2007 and our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Until we are timely in our filings for a period of 12 months (anticipated mid 2009), we will be precluded from registering any securities with the SEC on Form S-3. As a result, our ability to access the capital markets may be constrained, which may adversely affect our liquidity.

Our revolving credit facility, bonds and certain other debt impose significant restrictions and obligations on us. Restrictions on our ability to borrow could adversely affect our liquidity. In addition, our substantial indebtedness could adversely affect our financial condition, limit our growth and make it more difficult for us to satisfy our debt obligations.

Our revolving credit facility imposes significant restrictions and obligations on us. Under this facility, we are required to meet certain financial tests, including a minimum consolidated tangible net worth, a maximum leverage ratio, a minimum interest coverage ratio, a maximum land inventory ratio and, under certain circumstances, minimum liquidity. In addition, we must comply with other covenants which, among other things, limit the incurrence of liens, secured debt, investments, transactions with affiliates, asset sales, mergers and other matters. Any failure to comply with any of these covenants could result in an event of default under the revolving credit facility. Any such event of default, any other default or any failure of our representations and warranties in the credit agreement to be correct in all material respects on the date of a proposed borrowing would also prohibit our ability to make borrowings under the revolving credit facility and could negatively impact other covenants or lead to defaults under certain of our other debt. We have in the past needed waivers and amendments under this facility with respect to financial covenants and the accuracy of representations of warranties made when we borrow under the facility. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all.

As of September 30, 2007, we had total outstanding indebtedness of approximately $1.9 billion, net of unamortized discount of approximately $3.0 million. Our substantial indebtedness could have important consequences to us and the holders of our securities, including, among other things:

●	causing us to be unable to satisfy our obligations under our debt agreements;
●	making us more vulnerable to adverse general economic and industry conditions;
●	making it difficult to fund future working capital, land purchases, acquisitions, share repurchases, general corporate purposes or other purposes; and
●	causing us to be limited in our flexibility in planning for, or reacting to, changes in our business.

In addition, subject to restrictions in our existing debt instruments, we may incur additional indebtedness. On October 10, 2007, we entered into a waiver and amendment of our revolving credit facility. Under this and an October 26, 2007 amendment, borrowings under the revolving credit facility are secured by certain assets and our ability to borrow under this facility is subject to satisfaction of a secured borrowing base. We are permitted to grow the borrowing base by adding additional cash and/or real estate as collateral securing the revolving credit facility.

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

Our financial condition, results of operations and stockholders’ equity may be adversely affected by any decrease in the value of our inventory, as well as by the associated carrying costs.

We regularly acquire land for replacement and expansion of land inventory within our existing and new markets. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. When market conditions are such that land values are not appreciating, previously entered into option agreements may become less desirable, at which time we may elect to forego deposits and preacquisition costs and terminate the agreements. During fiscal 2007, as a result of the further deterioration of the housing market and our strategic decision related to projects which no longer met our internal investment standards, we determined that the carrying amount of certain of our inventory assets exceeded their estimated fair value. As a result of our analysis, during fiscal 2007, we incurred $488.9 million of non-cash pre-tax charges related to inventory impairments. If these adverse market conditions continue or worsen, we may have to incur additional inventory impairment charges which would adversely affect our financial condition, results of operations and stockholders’ equity.

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest and we can be adversely impacted by joint venture partners’ failure to fulfill their obligations.

We participate in land development joint ventures (“JVs”) in which we have less than a controlling interest. We have entered into JVs in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our JVs are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. As a result of the deterioration of the housing market in fiscal 2007, we wrote down our investment in certain of our JVs reflecting $28.6 million of impairments of inventory held within those JVs and $3.4 million of contractual obligation abandonments. If these adverse market conditions continue or worsen, we may have to take further writedowns of our investments in these JVs.

Our joint venture investments are generally very illiquid both because we lack a controlling interest in the JVs and because most of our JVs are structured to require super-majority or unanimous approval of the members to sell a substantial portion of the JV’s assets or for a member to receive a return of their invested capital. Our lack of a controlling interest also results in the risk that the JV will take actions that we disagree with, or fail to take actions that we desire, including actions regarding the sale of the underlying property.

Our JVs typically obtain secured acquisition, development and construction financing. At September 30, 2007, our unconsolidated JVs had borrowings totaling $785.4 million, of which $450.6 million related to one joint venture in which we are a 2.58% partner. In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated JVs. At September 30, 2007, these guarantees included, for certain, joint ventures, construction completion guarantees, loan-to-value maintenance agreements, repayment guarantees and environmental indemnities. At September 30, 2007, we had repayment guarantees of $42.3 million and loan-to-value maintenance guarantees of $7.7 million of debt of unconsolidated joint ventures (see Notes 3 and 14 to the Consolidated Financial Statements). As the housing market has deteriorated, it has become more likely that our guarantees may be called upon. If one or more of these guarantees were drawn upon or otherwise invoked, our obligations could be significant, individually or in the aggregate, which could have a material adverse effect on our financial position or results of operations. We cannot guarantee that such events will not occur or that such obligations will not be invoked.

We may not be able to utilize all of our deferred tax assets.

We currently believe that we are likely to have sufficient taxable income in the future to realize the benefit of all of our deferred tax assets (consisting primarily of inventory valuation adjustments, reserves and accruals that are not currently deductible for tax purposes, as well as operating loss carryforwards from losses we incurred during fiscal 2007). However, some or all of these deferred tax assets could expire unused if we are unable to generate sufficient taxable income in the future to take advantage of them or we enter into transactions that limit our right to use them. If it became more likely than not that deferred tax assets would expire unused, we would have to record a valuation allowance to reflect this fact, which could materially increase our income tax expense, and therefore adversely affect our results of operations and tangible net worth in the period in which it is recorded.

We could experience a reduction in home sales and revenues or reduced cash flows due to our inability to acquire land for our housing developments if we are unable to obtain reasonably priced financing to support our homebuilding activities.

The homebuilding industry is capital intensive, and homebuilding requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. If internally generated funds and borrowings under our revolving credit facility are not sufficient, we would seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings. The amount and types of indebtedness which we may incur are limited by the terms of our existing debt. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts, we may incur contractual penalties and fees.

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

As a homebuilder, we have been, and continue to be, subject to construction defect, product liability and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly.

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

With respect to certain general liability exposures, including construction defect, moisture intrusion and related claims and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically. Although we have obtained insurance for construction defect claims subject to applicable self-insurance retentions, such policies may not be available or adequate to cover any liability for damages, the cost of repairs, and/or the expense of litigation surrounding current claims, and future claims may arise out of uninsurable events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

Our operating expenses could increase if we are required to pay higher insurance premiums or litigation costs for various claims, which could cause our net income to decline.

The costs of insuring against construction defect, product liability and director and officer claims are high. This coverage may become more costly or more restricted in the future.

Increasingly in recent years, lawsuits (including class action lawsuits) have been filed against builders, asserting claims of personal injury and property damage. Our insurance may not cover all of the claims, including personal injury claims, arising from moisture intrusion, or such coverage may become prohibitively expensive. If we are not able to obtain adequate insurance against these claims, we may experience losses that could reduce our net income and restrict our cash flow available to service debt.

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

A builder’s ability to recover against any available insurance policy depends upon the continued solvency and financial strength of the insurance carrier that issued the policy. Many of the states in which we build homes have lengthy statutes of limitations applicable to claims for construction defects. To the extent that any carrier providing insurance coverage to us or our subcontractors becomes insolvent or experiences financial difficulty in the future, we may be unable to recover on those policies, and our net income may decline.

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

Our operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the market value of our common stock will fluctuate. We historically have experienced, and expect to continue to experience, variability in home sales and net earnings on a quarterly basis. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Our quarterly results of operations may continue to fluctuate in the future as a result of a variety of both national and local factors, including, among others:

●	the timing of home closings and land sales;
●	our ability to continue to acquire additional land or secure option contracts to acquire land on acceptable terms;
●	conditions of the real estate market in areas where we operate and of the general economy;
●	raw material and labor shortages;
●	seasonal homebuying patterns; and
●	other changes in operating expenses, including the cost of labor and raw materials, personnel and general economic conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

As of April 25, 2008, we lease approximately 57,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 615,000 square feet of office space for our subsidiaries’ operations at various locations. We own an aggregate of 57,872 square feet of office space in Indianapolis, Indiana. We are actively marketing our Indiana office building for sale.

Item 3.    Legal Proceedings

Investigations

United States Attorney, State and Federal Agency Investigations. Beazer Homes and its subsidiary, Beazer Mortgage Corporation, are under criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina and other state and federal agencies concerning the matters that have been the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors described below. The Company is fully cooperating with these investigations.

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

Independent Investigation. In April 2007, the Audit Committee of the Beazer Homes Board of Directors initiated an independent investigation of Beazer Homes’ mortgage origination business, including, among other things, investigating certain evidence that the Company’s subsidiary, Beazer Mortgage Corporation, violated U.S. Department of Housing and Urban Development (“HUD”) regulations and may have violated certain other laws and regulations in connection with certain of its mortgage origination activities. For information regarding the Audit Committee investigation, the accounting errors and irregularities identified, and the related restatement adjustments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 14 and 17 to the Consolidated Financial Statements.

Litigation

Securities Class Actions. Beazer Homes and certain of our current and former executive officers are named as defendants in a putative class action securities lawsuit filed on March 29, 2007 in the United States District Court for the Northern District of Georgia. Plaintiffs filed this action on behalf of a purported class of purchasers of Beazer Homes’ common stock between July 27, 2006 and March 27, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing materially false and misleading statements regarding our business and prospects because we did not disclose facts related to alleged improper lending practices in our mortgage origination business. Plaintiffs seek an unspecified amount of compensatory damages. Two additional lawsuits were filed subsequently on May 18, 2007 and May 21, 2007 in the United States District Court for the Northern District of Georgia making similar factual allegations and asserting class periods of July 28, 2005 through March 27, 2007, and March 30, 2005 through March 27, 2007, respectively. The court has consolidated these three lawsuits and plaintiffs are expected to file a consolidated amended complaint within thirty days after the filing of this Form 10-K with the SEC. The Company intends to vigorously defend against these actions.

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

ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes 401(k) Plan, naming Beazer Homes, certain of its current and former officers and directors and the Benefits Administration Committee as defendants. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in ERISA as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently on May 11, 2007, May 14, 2007, June 15, 2007 and July 27, 2007 in the United States District Court for the Northern District of Georgia making similar allegations. The court has consolidated these five lawsuits, and the plaintiffs are expected to file a consolidated amended complaint within thirty days after the filing of this Form 10-K with the SEC. The Company intends to vigorously defend against these actions.

Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. Beazer Homes’ subsidiaries, Beazer Homes Corp. and Beazer Mortgage Corporation, were named as defendants in a putative class action lawsuit filed on March 23, 2007 in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division. The complaint was filed as a putative class action. The purported class is defined as North Carolina residents who purchased homes in subdivisions in North Carolina containing homes constructed by the defendants where the foreclosure rate is allegedly significantly higher than the state-wide average. The complaint alleged that the defendants utilized unfair trade practices to allow low-income purchasers to qualify for loans they allegedly could not afford, resulting in foreclosures that allegedly diminished plaintiffs’ property values. Plaintiffs sought an unspecified amount of compensatory damages and also requested that any damage award be trebled. On April 25, 2008, the District Court dismissed all causes of action with prejudice. If Plaintiffs file a motion for reconsideration of the District Court’s decision or appeal the judgment of the District Court, the defendants will continue to vigorously defend this action.

A second putative homeowner class action lawsuit was filed on April 23, 2007 in the United States District Court for the District of South Carolina, Columbia Division. The complaint alleged that Beazer Homes Corp. and Beazer Mortgage Corporation illegally facilitated the financing of the purchase of homes sold to low income purchasers, who allegedly would not have otherwise qualified for the loans. Certain of the plaintiffs also alleged that the defendants’ practices resulted in foreclosures that allegedly diminished plaintiffs’ property values. The complaint demanded an unspecified amount of damages, including damages for alleged violations of federal RICO statutes and punitive damages. The Company filed a motion to dismiss and the District Court dismissed all causes of action with prejudice on September 10, 2007. The plaintiffs subsequently filed a motion for reconsideration which the District Court denied. The plaintiffs did not file a notice of appeal and this case is now concluded.

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

On October 29, 2007, we notified the court and the trustees that we had successfully concluded a consent solicitation concerning the notes at issue. Because the consents provide us with a waiver of any and all defaults under the indentures at issue that may have occurred or may occur prior to May 15, 2008 due to our failure to file or deliver reports or other information we would be required to file with the SEC, we continued to request the court to rule on our demand for declaratory judgment. In response to our notice of successful consent solicitation, the trustees requested the court to deny our request for a ruling on the merits and dismiss the action, without prejudice, on the ground that there is no justiciable controversy ripe for determination. We opposed the trustees’ suggestion of mootness and requested the court to grant us declaratory judgment.

We cannot predict or determine the timing or final outcome of the governmental investigations or the lawsuits or the effect that any adverse findings in the investigations or adverse determinations in the lawsuits may have on us. While we are cooperating with the governmental investigations, developments, including the expansion of the scope of the investigations, could negatively impact us, could divert the efforts and attention of our management team from the operation of our business, and/or result in further departures of executives or other employees. An unfavorable determination resulting from any governmental investigation could result in the filing of criminal charges, payment of substantial criminal or civil fines, the imposition of injunctions on our conduct or the imposition of other penalties or consequences, including but not limited to the Company having to adjust, curtail or terminate the conduct of certain of our business operations. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and prospects. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the investigations and the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations.

Other Matters

EPA Information Request. In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of April 18, 2008, no monetary penalties have been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

In 2006, we received two Administrative Orders issued by the New Jersey Department of Environmental Protection. The Orders allege certain violations of wetlands disturbance permits. The two Orders assess proposed fines of $630,000 and $678,000, respectively. We have met with the Department to discuss their concerns on the two affected projects and have requested hearings on both matters. We believe that we have significant defenses to the alleged violations and intend to contest the agency’s findings and the proposed fines. We are currently pursuing settlement discussions with the Department. A hearing before the judge has been postponed pending settlement discussions.

We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions, most relating to construction defects, moisture intrusion and product liability claims. Certain of the liabilities resulting from these actions are covered in whole or part by insurance. In our opinion, based on our current assessment, the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows. We have accrued $17.6 million and $18.5 million in other liabilities related to these matters as of September 30, 2007 and 2006, respectively.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of stockholders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company lists its common shares on the New York Stock Exchange (NYSE) under the symbol “BZH.” On April 25, 2008, the last reported sales price of the Company’s common stock on the NYSE was $10.50. On April 25, 2008, Beazer Homes USA, Inc. had approximately 230 stockholders of record and 39,234,305 shares of common stock outstanding. The following table sets forth, for the quarters indicated, the range of high and low trading for the Company’s common stock during fiscal 2007 and 2006.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Fiscal Year 2007:
High	$48.60	$47.07	$38.76	$25.00
Low	$38.10	$27.71	$24.02	$8.08
Fiscal Year 2006:
High	$74.61	$82.14	$69.61	$46.31
Low	$51.90	$59.00	$43.82	$35.96

Dividends

For fiscal 2007, we paid quarterly cash dividends aggregating $0.40 per common share, or a total of approximately $15.6 million. For fiscal 2006, the Company paid quarterly cash dividends aggregating $0.40 per common share, or a total of approximately $16.1 million. Effective November 2, 2007, the Board of Directors suspended the payment of quarterly dividends. The Board concluded that this action, which will allow the Company to conserve approximately $16 million of cash on an annual basis, was a prudent effort in light of the continued deterioration in the housing market. The Board of Directors will periodically reconsider the declaration of dividends. The reinstatement of quarterly dividends, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2007, under the most restrictive covenants of each indenture, approximately $27.6 million of our retained earnings was available for cash dividends and for share repurchases.

Issuer Purchases of Equity Securities

On November 18, 2005, as part of an acceleration of our comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase of our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. During fiscal 2007, we did not repurchase any shares in the open market. At September 30, 2007, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan. We have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and is unlikely in the foreseeable future.

During the quarter ended September 30, 2007, 5,180 shares were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock units under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of $44,030 or approximately $8.50 per share.

Performance Graph

The following graph illustrates the cumulative total stockholder return on Beazer Homes’ common stock for the last five fiscal years through September 30, 2007, compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes an investment in Beazer Homes’ common stock and in each of the foregoing indices of $100 at September 30, 2002, and assumes that all dividends were reinvested. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	Fiscal Year Ended September 30,
	2002	2003	2004	2005	2006	2007

Beazer Homes USA, Inc.	$100.00	$138.25	$175.76	$290.84	$195.07	$41.94
S&P 500	$100.00	$124.40	$141.65	$159.01	$176.17	$205.13
S&P Homebuilding	$100.00	$154.88	$245.10	$351.19	$254.35	$129.27

Item 6. Selected Financial Data

	Year Ended September 30,
	2007	2006 (i)		2005 (i)		2004 (i)		2003 (i)
Statement of Operations Data:		As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Total revenue	$3,491	$5,462	$5,357	$4,995	$4,993	$3,907	$3,914	$3,177	$3,184
Gross (loss) profit (ii)	(65)	1,261	1,251	1,172	1,221	807	854	643	664
Operating (loss) income (ii)	(606)	612	579	487	506	378	402	279	282
Net (loss) income (ii)	(411)	389	369	263	276	236	246	173	172
EPS -basic (ii), (iii)	(10.70)	9.76	9.26	6.49	6.82	5.91	6.17	4.47	4.44
EPS -diluted (ii), (iii)	(10.70)	8.89	8.44	5.87	6.16	5.59	5.83	4.26	4.24
Dividends paid per common share	0.40	0.40	0.40	0.33	0.33	0.13	0.13	-	-
Balance Sheet Data (end of year):
Cash and cash equivalents and restricted cash	$460	$172	$172	$297	$297	$321	$321	$73	$73
Inventory	2,775	3,520	3,608	2,901	2,934	2,344	2,355	1,723	1,718
Total assets (ii)	3,930	4,559	4,715	3,771	3,829	3,163	3,199	2,219	2,237
Total debt	1,857	1,839	1,956	1,322	1,322	1,151	1,152	749	751
Stockholders’ equity	1,324	1,702	1,730	1,505	1,553	1,232	1,267	994	1,017
Supplemental Financial Data:
Cash (used in)/provided by:
Operating activities	$509	$(305)	$(378)	$(84)	$(46)	$(74)	$(46)	$(41)	$(18)
Investing activities	(52)	(66)	(105)	(49)	(85)	(30)	(57)	(7)	(29)
Financing activities	(171)	236	353	109	108	352	351	(4)	(5)
Financial Statistics:
Total debt as a percentage of total debt and stockholders’ equity	58.4%	51.9%	53.1%	46.8%	46.0%	48.3%	47.6%	43.0%	42.5%
Net debt as a percentage of net debt and stockholders’ equity (v)	51.4%	49.6%	50.9%	40.5%	39.7%	40.3%	39.6%	40.5%	40.0%
Gross Margin (v)	-1.9%	23.1%	23.4%	23.5%	24.5%	20.7%	21.8%	20.2%	20.9%
EBIT margin (iv, v)	-13.9%	13.0%	12.7%	11.6%	11.9%	11.6%	12.0%	10.7%	10.7%
Return on average equity (v)	-26.7%	24.2%	22.1%	19.2%	19.6%	21.2%	21.5%	19.3%	18.7%
Operating Statistics:
New orders, net	9,903	14,538	14,191	18,923	18,925	17,481	17,483	16,316	16,318
Closings	12,020	18,669	18,361	18,146	18,109	16,451	16,453	15,409	15,411
Units in backlog	2,985	5,102	5,102	9,233	9,272	8,456	8,456	7,426	7,426
Average Selling Price (in thousands)	$277.4	$286.7	$285.7	$271.3	$271.3	$232.2	$232.2	$201.3	$201.3

(i)
See Note 17 to Consolidated Financial Statements included in Item 8 of this Form 10-K for discussion and quantification of the impact of the restatement adjustments on our Statement of Operations Data, Balance Sheet Data and Supplemental Financial Data as of September 30, 2006 and for the fiscal years ended September 30, 2006 and 2005, as applicable. See the tables below for quantification of the impact of the restatement adjustments on our Statement of Operations Data for the fiscal years ended September 30, 2004 and 2003 and our Balance Sheet Data as of September 30, 2005, 2004 and 2003, respectively. In addition, see the table below for the cumulative effect of the restatement adjustments for periods prior to fiscal 2003 totaling $24.8 million which has been reflected as an increase to retained earnings as of October 1, 2002. In conjunction with the restatement of the items specifically identified in the tables below, we also made other adjustments to our financial statements. These adjustments (which are aggregated in the tables below under the heading “Other”) consisted of (1) reclassifying model home furnishings and sales office leasehold improvements from owned inventory to property, plant and equipment, net in the amount of $34.9 million at September 30, 2005; (2) reclassifying depreciation and amortization of model home furnishings and sales office leasehold improvements from home construction and land sales expenses to depreciation and amortization of $22.4 million and $17.5 million for the fiscal years ended September 30, 2004 and 2003, respectively; (3) reclassifying the results of operations from our fiscal 2004 and 2003 title services from other income, net ($4.6 million and $4.2 million) to total revenue ($6.2 million and $6.2 million), home construction and land sales expenses ($0.5 million and $0.3 million) and selling, general and administrative (“SG&A”) expenses ($1.1 million and $1.8 million), respectively; (4) recognizing the reversal of certain warranty accruals related to our captive insurance subsidiary in the fiscal years ended September 30, 2004 ($3.3 million), 2003 ($1.1 million) and prior to fiscal 2003 ($4.3 million) included in the cumulative effect of the restatement adjustments, instead of the previously presented reversal of $8.7 million in warranty accruals for the fiscal year ended September 30, 2005; (5) certain other miscellaneous immaterial adjustments; and (6) the related tax effects of the adjustments described in (1) through (5) above.

	Fiscal Year Ended September 30, 2004
		Adjustments
	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	Provision for tax	Reclass	As Restated
Total revenue	$3,907,109	$-	$850	$6,217	$-	$-	$3,914,176
Home construction and land sales expenses	3,099,732	(20,094)	779	(20,438)	-	(3,180)	3,056,799
Inventory impairments and option contract abandonments	-	-	-	-	-	3,180	3,180
Gross profit	807,377	20,094	71	26,655	-	-	854,197
Selling, general and administrative expenses	429,442	-	(81)	891	-	(8,374)	421,878
Depreciation and amortization	-	-	-	22,350	-	8,374	30,724
Operating income	377,935	20,094	152	3,414	-	-	401,595
Equity in income of unconsolidated joint ventures	1,561	-	-	(2,115)	-	-	(554)
Other income, net	7,079	-	-	(4,894)	-	-	2,185
Income before taxes	386,575	20,094	152	(3,595)	-	-	403,226
Provision for income taxes	150,764				6,286		157,050
Net income	$235,811						$246,176

	Fiscal Year Ended September 30, 2003
		Adjustments
	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	Provision for tax	Reclass	As Restated
Total revenue	$3,177,408	$-	$816	$6,248	$-	$-	$3,184,472
Home construction and land sales expenses	2,534,035	(3,207)	747	(11,338)	-	(1,854)	2,518,383
Inventory impairments and option contract abandonments	-	-	-	-	-	1,854	1,854
Gross profit	643,373	3,207	69	17,586	-	-	664,235
Selling, general and administrative expenses	356,648	-	(133)	1,911	-	(9,236)	349,190
Depreciation and amortization	-	-	-	17,478		9,236	26,714
Expenses related to retirement of debt	7,570	-	-	(1,207)	-		6,363
Operating income	279,155	3,207	202	(596)	-	-	281,968
Equity in income of unconsolidated joint ventures	1,597	-	-	-	-	-	1,597
Other income, net	4,777	-	-	(4,156)	-	-	621
Income before taxes	285,529	3,207	202	(4,752)	-	-	284,186
Provision for income taxes	112,784				(372)		112,412
Net income	$172,745						$171,774

	As of September 30, 2005
		Adjustments
Balance Sheet Data:	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	Provision for Tax	As Restated
Inventory	$2,901,165	$73,207	$459	$(41,134)	$-	$2,933,697
Total assets	3,770,516	73,207	459	(11,416)	(4,022)	3,828,744
Stockholders’ equity	1,504,688	67,697	459	(12,071)	(7,616)	1,553,157

	As of September 30, 2004
		Adjustments
Balance Sheet Data:	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	Provision for Tax	As Restated
Inventory	$2,344,095	$53,094	$1,466	$(43,435)	$-	$2,355,220
Total assets	3,163,030	53,094	1,466	(17,730)	(931)	3,198,929
Total debt	1,150,972	-	1,118	-	-	1,152,090
Stockholders’ equity	1,232,121	49,478	348	(7,621)	(7,111)	1,267,215

	As of September 30, 2003
		Adjustments
Balance Sheet Data:	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	Provision for Tax	As Restated
Inventory	$1,723,483	$29,592	$2,164	$(36,950)	$-	$1,718,289
Total assets	2,219,407	29,592	2,164	(10,498)	(3,499)	2,237,166
Total debt	748,738	-	1,968	-	-	750,706
Stockholders’ equity	993,695	29,384	196	(4,026)	(1,775)	1,017,474

Summary of the Cumulative Effect of Restatement Adjustments to Previously Reported Beginning Retained Earnings

(in thousands)	For the fiscal year beginning October 1, 2002
Beginning retained earnings, as reported	$338,604
Inventory reserves	26,177
Model home sale-leasebacks	(6)
Other	726
Provision for income taxes	(2,147)
Cumulative effect of restatement adjustments to beginning retained earnings	24,750
Beginning retained earnings, as restated	$363,354

(ii) The housing market continued to deteriorate during the fiscal year ended September 30, 2007. This deterioration has resulted in an oversupply of inventory, reduced levels of demand, aggressive price competition, increased cancellation rates and increased incentives for homes sales. As a result, gross profit (loss) includes inventory impairment charges of $488.9 million and lot option abandonment charges of $122.9 million for the fiscal year ended September 30, 2007. Gross profit for fiscal year 2006 includes inventory impairment charges of $6.4 million and lot option abandonment charges of $37.8 million. Gross profit for fiscal year 2005 includes lot option abandonment charges of $5.5 million. Operating loss for fiscal year 2007 also includes a non-cash goodwill impairment charge of $52.8 million. Fiscal year 2005 operating profit includes the impact of a non-cash, non-tax deductible goodwill impairment charge of $130.2 million associated with the 2002 acquisition of Crossmann Communities (see Note 1 to the Consolidated Financial Statements for further discussion). Fiscal 2007 net loss also includes charges to write down our investment in certain of our joint ventures which reflects $28.6 million of impairments of inventory held within those ventures and $3.4 million of contractual obligation abandonments.

(iii) In October 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) ratified the consensus on EITF Issue No. 04-8: “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF 04-8 requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Co’s”) be included in diluted EPS computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price. In fiscal 2005, per share amounts in 2004 and 2003 were retroactively adjusted to reflect the Company’s March 2005 three-for-one stock split and the Company’s adoption of EITF 04-8, as applicable.

(iv) EBIT margin = EBIT divided by total revenues; EBIT (earnings before interest and taxes) equals net income before (a) previously capitalized interest amortized to costs and expenses and (b) income taxes. EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated by adding depreciation and amortization for the period to EBIT. EBIT and EBITDA are not GAAP financial measures. EBIT and EBITDA should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBIT and EBITDA in the same manner as Beazer Homes, the EBIT and EBITDA information presented above may not be comparable to similar presentations by others.

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

A reconciliation of EBITDA and EBIT to cash (used)/provided by operations, the most directly comparable GAAP measure, is provided below for each period presented (in thousands):

	Year Ended September 30,
	2007	2006	2005	2004	2003
Net cash provided by (used in) operating activities	$509,371	$(377,996)	$(46,156)	$(46,339)	$(17,948)

(Decrease) increase in inventory	(134,953)	486,727	593,521	430,024	321,840
(Benefit) provision for income taxes	(222,207)	214,421	237,315	157,050	112,412
Deferred income tax benefit (provision)	161,605	(25,963)	51,186	25,308	(1,419)
Interest amortized to home construction and land sales expenses and inventory impairments and option contract abandonments	139,880	95,974	80,180	66,528	57,989
Decrease (increase) in trade accounts payable and other liabilities	130,787	84,685	(227,130)	(128,651)	(95,106)
Goodwill impairment	(52,755)	-	(130,235)	-	-
Inventory impairments and option contract abandonments	(611,864)	(44,175)	(5,511)	(3,180)	(1,854)
(Decrease) increase in accounts and income tax receivables	(228,551)	181,639	84,637	2,088	13,012
(Decrease) increase in mortgage loans available for sale and other assets	(100,556)	112,893	16,780	16,499	1,411
Equity in (loss) earnings in joint ventures, net of income distributions	(40,439)	991	(823)	(554)	1,597
Loss on early extinguishment of debt	-	-	-	-	(6,363)
Tax benefit from stock transactions	2,635	8,205	(11,551)	(9,077)	(11,502)
Other	(1,610)	8	(806)	(1,837)	(1,196)
EBITDA	(448,657)	737,409	641,407	507,859	372,873
Less depreciation and amortization and stock compensation amortization	44,743	58,178	48,013	38,105	30,698
EBIT	$(493,400)	$679,231	$593,394	$469,754	$342,175

 (v) Net Debt = Debt less unrestricted cash and cash equivalents; Gross margin = Gross (loss) profit divided by total revenue; Return on average equity = net income (loss) divided by average stockholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview and Outlook

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

We have also undertaken a comprehensive review of each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review, which was concluded during the first quarter of fiscal 2008, entailed an evaluation of both external market factors and our position in each market and has resulted in the decision formalized and announced on February 1, 2008, to discontinue homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH and Lexington, KY. We intend to complete an orderly exit from each of these markets and remain committed to our remaining customer care responsibilities. We have committed to complete all homes under construction in these markets and are in the process of marketing the remaining land positions for sale. While the underlying basis for exiting each market was different, in each instance we concluded we could better serve shareholder interests by re-allocating the capital employed in these markets. As of September 30, 2007, these markets represented approximately 5% of the Company’s total assets.

In addition, the independent investigation initiated in April 2007 by the Audit Committee of the Board of Directors (the “Investigation”) has identified accounting and financial reporting errors and irregularities resulting in the restatement of certain of our consolidated financial statements. The accounting and financial reporting errors and irregularities related to accounting for land development costs, homebuilding costs to complete and model home sale-leaseback transactions, among other items.

The fiscal 2006 and 2005 consolidated financial information has been updated within this Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the effects of the restatement as more fully described in Note 17, “Restatement of Consolidated Financial Statements” to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The impact of the adjustments was a $19.9 million reduction of net income in fiscal 2006 and a $13.4 million increase in net income in fiscal 2005.

We have implemented additional internal controls over the selection, application and monitoring of appropriate accounting policies. We also terminated our former Chief Accounting Officer who we believe may have caused, or allowed to cause, the internal control breakdowns. We have recently hired an experienced Chief Accounting Officer and have engaged accounting consultants for input in financial reporting matters. See Item 9A – Controls and Procedures for additional information.

Mortgage Origination Issues

The Investigation found evidence that employees of the Company’s Beazer Mortgage Corporation (“Beazer Mortgage”) subsidiary violated certain federal and/or state regulations, including U.S. Department of Housing and Urban Development (“HUD”) regulations. Areas of concern uncovered by the Investigation include: down payment assistance program; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate.

We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. See Item 3 – Legal Proceedings for additional discussion of this matter. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of September 30, 2007.

Critical Accounting Policies

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

Inventory Valuation – Held for Development

Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets periodically for recoverability in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.

We conduct a review of the recoverability of our homebuilding inventories held for development at the community level as factors indicate that an impairment may exist. We evaluate, among other things, the following information for each community:

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

The fair value of the homebuilding inventory held for development is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community, the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale.

For the fiscal year ended September 30, 2007, we used discount rates of 16% to 23% in our estimated discounted cash flow impairment calculations. During fiscal 2007, we recorded impairments of our inventory of approximately $440.9 million for land under development and homes under construction. During fiscal 2006, we recorded impairments of our inventory of approximately $6.4 million for land and land under development. We did not record any impairments during fiscal 2005.

Due to uncertainties in the estimation process, particularly with respect to projected home sales prices and absorption rates, the timing and amount of the estimated future cash flows and discount rates, it is reasonably possible that actual results could differ from the estimates used in our historical analyses. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. We calculated the estimated fair values of inventory held for development that were evaluated for impairment based on current market conditions and assumptions made by management relative to future results. Because our projected cash flows are significantly impacted by changes in market conditions, it is reasonably possible that actual results could differ materially from our estimates and result in additional impairments.

Asset Valuation – Land Held for Sale

We record assets held for sale at the lower of the carrying value or fair value less costs to sell in accordance with SFAS 144. The following criteria are used to determine if land is held for sale:

●	management has the authority and commits to a plan to sell the land;
●	the land is available for immediate sale in its present condition;
●	there is an active program to locate a buyer and the plan to sell the property has been initiated;
●	the sale of the land is probable within one year;
●	the property is being actively marketed at a reasonable sale price relative to its current fair value; and
●	it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.

Additionally, in certain circumstances, management will re-evaluate the best use of an asset that is currently being accounted for as held for development. In such instances, management will review, among other things, the current and projected competitive circumstances of the community, including the level of supply of new and used inventory, the level of sales absorptions by us and our competition, the level of sales incentives required and the number of owned lots remaining in the community. If, based on this review and the foregoing criteria have been met at the end of the applicable reporting period, management believes that the best use of the asset is the sale of all or a portion of the asset in its current condition, then all or portions of the community are accounted for as held for sale.

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During fiscal 2007, we recorded inventory impairments on land held for sale of approximately $48.0 million. No land held for sale inventory impairments were recorded in fiscal 2006 or 2005.

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

The housing market continued to deteriorate during fiscal 2007. This deterioration has resulted in an oversupply of inventory, reduced levels of demand, increased cancellation rates, aggressive price competition and increased incentives for homes sales. Based on our impairment tests and consideration of the current and expected future market conditions, we determined that goodwill for our reporting units in Florida, Nevada, Northern California, North Carolina and South Carolina was impaired and recorded non-cash goodwill impairment charges totaling $52.8 million during the fiscal year ended September 30, 2007. While we believe that no additional goodwill impairment existed as of September 30, 2007, future economic or financial developments, including general interest rate increases, poor performance in either the national economy or individual local economies, or our ability to meet our projections could result in a revised analysis of fair value in the future and lead to impairment of goodwill related to reporting units which are not currently impaired.

During the quarter ended March 31, 2005, we estimated the fair value of our reporting units and recorded a $130.2 million non-cash, non-tax-deductible impairment charge to write off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina. The goodwill had been recorded as a result of the April 2002 acquisition of Crossmann. The forecasts and valuations of the respective divisions, along with weaker than anticipated local economies, particularly in the Midwest markets, and severe price competition, particularly at entry level price points, led the Company to conclude the goodwill was impaired in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets.

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

Warranty reserves are included in other liabilities in the consolidated balance sheets. We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period, based on historical experience and management’s estimate of the costs to remediate the claims, and adjusts these provisions accordingly. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future. Our estimation process for such accruals is discussed in Note 14 to the Consolidated Financial Statements. While we believe that our warranty reserves at September 30, 2007 are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

Investments in Unconsolidated Joint Ventures

We periodically enter into joint ventures with unrelated developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We have determined that our interest in these joint ventures should be accounted for under the equity method as prescribed by SOP 78-9, “Accounting for Investments in Real Estate Ventures.” We recognize our share of profits and losses from the sale of lots to other buyers. Our share of profits from lots purchased by Beazer Homes from the joint ventures are deferred and treated as a reduction of the cost of the land purchased from the joint venture. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer.

We evaluate our investments in unconsolidated entities for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value.

Our assumptions of the joint venture’s estimated fair value is dependent on market conditions. Inventory in the joint venture is also reviewed for potential impairment by the unconsolidated entities in accordance with SFAS 144. If a valuation adjustment is recorded by an unconsolidated entity in accordance with SFAS 144, our proportionate share of it is reflected in our equity in income (loss) from unconsolidated joint ventures with a corresponding decrease to our investment in unconsolidated entities. The operating results of the unconsolidated joint ventures are dependent on the status of the homebuilding industry, which has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, unemployment levels and consumer sentiment. Changes in these economic conditions could materially affect the projected operational results of the unconsolidated entities. Because of these changes in economic conditions, actual results could differ materially from management’s assumptions and may require material valuation adjustments to our investments in unconsolidated entities to be recorded in the future.

During fiscal 2007, we wrote down our investment in certain of our joint ventures reflecting $28.6 million of impairments of inventory held within those ventures and $3.4 million of contractual obligation abandonments. These charges are included in equity in loss of unconsolidated joint ventures in the accompanying Statement of Operations for the fiscal year ended September 30, 2007.

Income Taxes – Valuation Allowance

Judgment is required in estimating valuation allowances for deferred tax assets. In accordance with SFAS 109, Accounting for Income Taxes, a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such assets will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We periodically assess the need for valuation allowances for deferred tax assets based on the SFAS 109 more-likely-than-not realization threshold criterion. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

Our assessment of the need for the valuation of deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents our best estimate of future events. Although it is possible there will be changes that are not anticipated in our current estimates, we believe it is unlikely such changes would have a material period-to-period impact on our financial position or results of operations.

At September 30, 2007 and 2006, our net deferred tax asset was $232.9 million and $71.3 million, respectively. Based on our assessment and after consideration of both positive and negative evidence, we believe it is more likely than not that the net deferred tax asset will be recoverable (see Note 9 to the Consolidated Financial Statements). If results are less than projected and there is no objectively verifiable evidence to support the realization of our deferred tax asset, a substantial valuation allowance may be required to reduce the deferred tax assets. However, currently no valuation allowance has been established for our deferred tax assets. We will continue to assess the need for a valuation allowance in the future. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is reasonably possible that actual results could differ from the estimates used in our historical analyses. Our assumptions require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions.

Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, during fiscal 2007, we continued to experience challenging conditions in most of our markets which contributed to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations. The following chart presents certain quarterly operating data for our last twelve fiscal quarters.
New Orders (net of cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2007	1,783	4,090	3,048	982
2006	3,782	4,145	4,343	1,921
2005	3,546	5,240	5,202	4,937

Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2007	2,664	2,748	2,659	3,949
2006	3,755	4,217	4,121	6,268
2005	3,575	3,603	4,631	6,300

RESULTS OF OPERATIONS:

	Fiscal Year Ended September 30,
	2007	2006	2005
($ in thousands)
Revenues:
Homebuilding	$3,359,594	$5,220,021	$4,912,399
Land and lot sales	99,063	90,217	34,527
Financial Services	47,437	65,947	62,253
Intercompany elimination	(15,275)	(19,681)	(16,206)
Total	$3,490,819	$5,356,504	$4,992,973

Gross profit (loss)
Homebuilding	$(116,290)	$1,186,378	$1,153,619
Land and lot sales	3,423	(1,114)	5,073
Financial Services	47,437	65,947	62,253
Total	$(65,430)	$1,251,211	$1,220,945

Selling, general and administrative (SG&A) expenses:
Homebuilding	$410,432	$581,202	$507,730
Financial Services	43,690	48,120	40,431
Total	$454,122	$629,322	$548,161

Depreciation and amortization	$33,594	$42,425	$36,068

As a percentage of total revenue:
Gross Margin	-1.9%	23.4%	24.5%
SG&A - homebuilding	11.8%	10.9%	10.2%
SG&A - Financial Services	1.3%	0.9%	0.8%

Goodwill impairment	$52,755	$-	$130,235

Equity in (loss) income of unconsolidated joint ventures from:
Joint venture activities	$(3,215)	$1,343	$5,021
Impairments	(28,553)	-	-
Abandonments	(3,386)	-	-
Equity in (loss) income of unconsolidated joint ventures	$(35,154)	$1,343	$5,021

Effective tax rate	35.1%	36.8%	46.2%

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Revenues. Revenues decreased by 34.8% for fiscal 2007 compared to fiscal 2006. Homes closed decreased by 34.5% to 12,020 in fiscal 2007 compared to 18,361 in fiscal 2006 driven by the continued deterioration in the majority of our housing markets. This decline was especially pronounced in our California, Nevada, Arizona, New Jersey, Virginia and Florida markets. The average sales price of homes closed decreased by 2.9% to $277,400 from $285,700 for the fiscal years ended September 30, 2007 and 2006, respectively. Average sales price decreased most significantly in our Florida, Virginia and Southern California markets, due primarily to increased price competition and subsequent price discounting and increasing sales incentives related to the challenging market conditions.

In addition, we had $99.1 million and $90.2 million of land sales for the fiscal years ended September 30, 2007 and 2006 respectively. The increase in land sales in fiscal 2007 primarily resulted from our continued review of opportunities to minimize underperforming investments and exit a number of less profitable positions, reallocating funds to investments intended to optimize overall returns in the future.

Gross Profit (Loss). Gross margin for fiscal 2007 was -1.9% compared to a gross margin of 23.4% for fiscal 2006, with the decline driven by continued market weakness and non-cash pre-tax inventory impairments and option contract abandonments of $611.9 million recognized in fiscal 2007. Gross margins for fiscal 2007 continued to be negatively impacted by both higher levels of price discounting and sales incentives as compared to the same period a year ago. In response to these market conditions and based on our internal analyses and business decisions, we incurred non-cash, pretax charges of $488.9 million for inventory impairments and $122.9 million for the abandonment of certain land option contracts during fiscal 2007. During fiscal 2006, we recorded $6.4 million of inventory impairments and $37.8 million for the abandonment of land option contracts. Gross profit also includes a reduction in the accrual and costs related to the Trinity class action litigation settlement of $23.8 million in 2007 and $21.7 million in 2006 (see Note 14 to the Consolidated Financial Statements).

In an effort to redeploy assets to more profitable endeavors, we executed several land sales during the past two fiscal years. We realized a gain of $3.4 million on land sales in fiscal 2007 and a loss of $1.1 million on land sales in fiscal 2006.

Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) totaled $454.1 million in fiscal 2007 and $629.3 million in fiscal 2006. The decrease in SG&A expense during the periods presented is primarily related to cost reductions realized as a result of our comprehensive review of our overhead structure in light of our reduced volume expectations and lower sales commissions related to decreased revenues, offset slightly by increased marketing costs related to promotional campaigns. As of September 30, 2007, we had reduced our overall number of employees by 1,615 or 38% as compared to September 30, 2006. During the first quarter of fiscal 2008, we further reduced the number of employees by 650, representing a cumulative reduction of 53% since September 30, 2006. Fiscal 2007 and 2006 SG&A expense included $4.9 million and $1.1 million in severance costs related to employees who had been severed as of September 30 of the respective year. In addition, fiscal 2007 SG&A expense included $17.0 million of legal, consulting and investigative costs related to the aforementioned investigation and related restatement. As a percentage of total revenue, SG&A expenses were 13.0% in fiscal 2007 and 11.7% in fiscal 2006. The increase in SG&A costs as a percentage of total revenue is primarily related to the aforementioned legal, consulting, investigating and severance costs.

Depreciation and Amortization. Depreciation and amortization (“D&A”) totaled $33.6 million in fiscal 2007 and $42.4 million in fiscal 2006. The decrease in D&A during the periods presented is primarily related to reduced spending on model furnishings and sales office improvements as a result of our strategic review of our communities.

Goodwill Impairment Charges. In light of continuing market weakness, impacted by both recent higher levels of price discounting and reduced revenue volume, and in connection with goodwill impairment tests in accordance with SFAS 142, we recorded pretax, non-cash goodwill impairment charges of $29.8 million during the quarter ended June 30, 2007 related to our reporting units in Nevada, Northern California and Tampa, Florida. During the quarter ended September 30, 2007, we recorded additional goodwill impairment charges of $23.0 million related to certain of our reporting units in South Carolina, Florida, and North Carolina. The goodwill impairment charges are reported in Corporate and unallocated and are not allocated to our homebuilding segments. To the extent that there is further deterioration in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding fair value of reporting units which are currently not impaired could change, which could result in future goodwill impairments that have a material adverse effect on our financial position and results of operations.

Joint Venture Impairment Charges. As of September 30, 2007, we participated in 24 land development joint ventures in which we had less than a controlling interest. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. As a result of the deterioration of the housing market in fiscal 2007, we wrote down our investment in certain of our joint ventures reflecting $28.6 million of impairments of inventory held within those joint ventures and $3.4 million of contractual obligation abandonments. If these adverse market conditions continue or worsen, we may have to take further writedowns of our investments in these joint ventures.

Income Taxes. Our effective tax rate was 35.1% for fiscal 2007 and 36.8% for fiscal 2006. The effective tax rate for 2007 was impacted by the $52.8 million non-cash goodwill impairment charge discussed above.

The decrease in our effective tax rate between years is primarily due to the 2007 goodwill impairment charges ($47.5 million of which is non-tax deductible), changes in income concentrations in the various states, the timing of certain state tax initiatives and the expiration of statute of limitations for certain tax contingencies. As a result, we recorded tax benefits related to certain discrete items totaling $3.1 million in fiscal 2007 and $7.5 million in fiscal 2006. In addition, in fiscal 2006, we recognized a $5.2 million tax benefit related to new provisions under the American Jobs Creation Act of 2004 (“Jobs Act”). We did not receive a similar deduction related to the Jobs Act in fiscal 2007 due to a net loss. The principal difference between our effective rate and the U.S. federal statutory rate is due to state income taxes incurred and certain non-deductible goodwill impairment charges in fiscal 2007.

Segment Results for Fiscal 2007 Compared to Fiscal 2006:

Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues and the average selling prices of our homes by reportable segment ($ in thousands):

	Homebuilding Revenues			Average Selling Price
	2007	2006	Change	2007	2006	Change
West	$1,065,350	$1,792,826	-40.6%	$345.8	$366.1	-5.5%
Mid-Atlantic	511,956	943,113	-45.7%	449.2	457.9	-1.9%
Florida	369,136	684,563	-46.1%	285.7	309.5	-7.7%
Southeast	724,364	882,368	-17.9%	229.9	210.1	9.4%
Other	688,788	917,151	-24.9%	199.4	187.4	6.4%
Total	$3,359,594	$5,220,021	-35.6%	$277.4	$285.7	-2.9%

Homebuilding revenues in the West segment decreased for fiscal 2007 compared to fiscal 2006 due to reduced average sales prices and reduced demand in the majority of the markets in this segment due to deteriorating market conditions and excess capacity in both the new home and resale markets. In addition, credit tightening in the mortgage markets and a decline in consumer confidence in all of our markets further compounded the market deterioration in our Nevada, California and Arizona markets.

The year over year change in homebuilding revenues in the Mid-Atlantic segment reflects the impact of decreased closings, pricing pressures and increased cancellations driven by excess capacity in the resale markets as investors continued to divest of prior home purchases and potential homebuyers continue to experience difficulty selling their existing homes.

Homebuilding revenues in our Florida segment decreased by 46.1% as a result of decreased closings of 43.7% and a 7.7% reduction in the average selling price for fiscal 2007 compared to fiscal 2006, due to deteriorating market conditions and excess supply of new and resale homes and increased competition across all of our Florida markets. In addition, credit tightening in the mortgage markets and a decline in consumer confidence, further compounded the market deterioration in many of our Florida markets.

Homebuilding revenues in our Southeast segment decreased 17.9% in fiscal 2007 compared to fiscal 2006, due to deteriorating market conditions resulting in decreased closings mitigated slightly by the increase in average sales prices due to changes in product mix. Closings decreased by 26.1% in fiscal 2007 compared to fiscal 2006. The decrease in closings was driven by higher cancellations, lower demand, increased competition and the tightening of credit requirements and decreased availability of mortgage options for potential homebuyers. In addition, our Charlotte, North Carolina operations have been further impacted by the negative publicity relating to the Company’s various ongoing investigations and litigation (see Note 14 to the Consolidated Financial Statements).

Homebuilding revenues in our Other Homebuilding markets decreased 24.9% in fiscal 2007 due to decreased closings of 29.9% as a result of our 2006 decision to exit our Memphis, Tennessee, and Ft. Wayne and Lafayette, Indiana markets, deteriorating market conditions and excess capacity in both new home and resale inventories in most of our other homebuilding markets. Our Colorado and Houston markets were especially impacted by pricing pressures, reduced demand and higher cancellation rates.

Land and Lot Sales Revenues. The table below summarizes land and lot sales revenues by reportable segment ($ in thousands):

Land and Lot Sales Revenues
	2007	2006	Change
West	$43,701	$35,905	21.7%
Mid-Atlantic	8,312	3,550	134.1%
Florida	20,678	-	n/a
Southeast	17,761	2,669	565.5%
Other	8,611	48,093	-82.1%
Total	$99,063	$90,217	9.8%

The increase in land and lot sales revenues is due primarily to identifying additional parcels of land and lots for sale in our West, Florida and Southeast segments in fiscal 2007 that did not fit within our homebuilding programs in those segments. These increases were offset in part by the 82.1% decline in land and lot sales in our Other Homebuilding segment.

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

	2007		2006
	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin
Homebuilding
West	$(145,768)	-13.7%	$410,094	22.9%
Mid-Atlantic	16,904	3.3%	290,686	30.8%
Florida	(3,939)	-1.1%	207,441	30.3%
Southeast	116,003	16.0%	178,725	20.3%
Other	35,709	5.2%	121,445	13.2%
Corporate & Unallocated	(135,199)		(22,013)
Total Homebuilding	(116,290)	-3.5%	1,186,378	22.7%
Land and Lot Sales	3,423		(1,114)
Financial Services	47,437		65,947
Total	$(65,430)	-1.9%	$1,251,211	23.4%

The decrease in gross margins in our West segment is primarily due to the impact of inventory impairments and abandonment of certain option contracts, significant deterioration in market conditions, decreased contribution from lower average sales prices, and increased sales incentives. Total charges for inventory impairments and abandonment of lot option contracts in the West segment were $274.7 million and $54.2 million, respectively, during fiscal 2007. These charges were primarily related to the impairment of certain communities in Las Vegas, NV and Sacramento, CA due to the continued deterioration of sales trends and increased competitive pricing environments and to the abandonment of certain large option contracts in Phoenix, AZ. Fiscal 2006 included $16.1 million of lot option abandonment charges related to the cancellation of projects in Arizona and Southern California.

Gross margins for the Mid-Atlantic segment decreased primarily due to the impact of inventory impairments and abandonment of lot option contracts, deteriorating market conditions, decreased contribution from lower average sales prices, and increased incentives offered in response to the softer market conditions. Total charges for inventory impairments and abandonments in the Mid-Atlantic segment were $68.4 million and $19.7 million during fiscal 2007 compared to $4.8 million of lot option abandonments for fiscal 2006.

The decrease in gross margins in the Florida segment is also due to the impact of inventory impairments and abandonment of lot option contracts, significantly deteriorating market conditions, decreased contribution from lower average sales prices, and increased sales incentives. Total charges for inventory impairments and abandonments in the Florida segment were $62.7 million and $26.4 million, respectively, compared to $2.3 million of lot option abandonments in fiscal 2006.

Gross margins in the Southeast segment decreased due to deteriorating market conditions and the impact of inventory impairments and abandonment of lot option contracts despite higher average sales prices in fiscal 2007 as compared to fiscal 2006. Fiscal 2007 charges for inventory impairments and abandonments in the Southeast segment were $13.8 million and $8.6 million, respectively, compared to $1.1 million of inventory impairments and $4.1 million of lot option abandonments in fiscal 2006.

Fiscal 2007 homebuilding gross margins for the other homebuilding markets were 5.2% compared to 13.2% for fiscal 2006. The decrease in homebuilding revenues and gross margins is primarily due to the impact of softer market conditions and increased sales incentives across all of our markets. Gross margins were further impacted by inventory impairments and abandonment of lot option contracts primarily in our Indiana and Colorado markets. During fiscal 2007, in the Other Homebuilding segment, total charges for inventory impairments were $45.4 million and lot option abandonments were $14.0 million compared to $5.1 million for inventory impairments and $10.5 million for lot option abandonments in fiscal 2006.

Corporate and unallocated. Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs. Fiscal 2007 and 2006 costs are offset by $23.8 million and $21.7 million, respectively, of reductions in accruals associated with construction defect claims from water intrusion in Indiana related to a prior acquisition (“Trinity Moisture Intrusion”). The increase in corporate and unallocated costs between years is due primarily to increased expense related to interest and indirect costs due to a lower capitalizable inventory base and the impairment of capitalized interest and indirect costs in connection with our impairment of inventory held for development in fiscal 2007.

Land and Lot Sales Gross Profit (Loss). The table below summarizes land and lot sales gross profit (loss) by reportable segment ($ in thousands):

Land and Lot Sales Gross Profit (Loss)
	2007	2006	Change
West	$2,791	$1,096	154.7%
Mid-Atlantic	1,397	768	81.9%
Florida	(8)	-	n/a
Southeast	64	(198)	132.3%
Other	(821)	(2,780)	70.5%
Total	$3,423	$(1,114)	407.3%

The increase in land and lot sales gross profit from fiscal 2006 is primarily related to the 2006 loss on sale of land in our Other Homebuilding segment in connection with our decision to exit certain markets in Indiana.

Inventory Impairments. The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded for the fiscal years ended September 30, 2007 and 2006 (in thousands):

Fiscal Year Ended September 30,
	2007	% (a)	2006	% (a)
Development Projects and Homes in Process (Held for Development)
West	$228,598	22%	$230	<1%
Mid-Atlantic	68,418	15%	19	<1%
Florida	62,246	23%	-
Southeast	13,776	4%	1,095	<1%
Other	44,024	9%	5,079	<1%
Unallocated	23,853	12%	-
Subtotal	$440,915	16%	$6,423	<1%

Land Held for Sale
West	$46,138		$-
Florida	500		-
Other	1,386		-
Subtotal	$48,024		$-

Lot Option Abandonments
West	$54,199		$16,108
Mid-Atlantic	19,746		4,795
Florida	26,448		2,265
Southeast	8,563		4,129
Other	13,969		10,455
Subtotal	$122,925		$37,752
Total	$611,864		$44,175

(a) Represents the percentage of average held for development inventory that was impaired during the applicable fiscal year ended September 30.

Impairments recorded during fiscal 2007 increased significantly in each of our reportable segments and most prominently in our West segment. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. The West segment experienced the most significant amount of inventory impairments as compared to our other homebuilding segments due to the fact that the number of owned land and lots in the West segment comprises approximately 28.4% of our total land and lots owned as of September 30, 2007 and the value of the inventory held for development in the West segment represents approximately 34.9% of the dollar value our land held for development inventory as of September 30, 2007. In addition, our homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was driven in large part by speculative purchases and the availability of mortgage credit during those time periods which are no longer present in the marketplace. The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale.

The impairments recorded in our other homebuilding segments are primarily as a result of continued price competition brought on by the significant increase in new and resale home inventory during fiscal 2007 that has resulted in increased sales incentives and home sales price declines as we attempt to increase new orders and generate cash to the Company.

We have also recorded $48.0 million in impairments on land inventory during fiscal 2007 that we have determined does not fit within our homebuilding needs in the current environment and have thus classified as held for sale. The inventory classified as land held for sale is primarily located in our West segment representing nine communities and approximately 600 lots.

In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. The total abandonments recorded for fiscal 2007 were $122.9 million which represented 118 communities. The West and Florida segments accounted for 44.1% and 21.5%, respectively, of the abandonments as the markets in those segments were among the markets with the highest levels of new and resale home supply.

Inventory impairments recorded on a quarterly basis during fiscal 2007 and their estimated fair value, number of lots and number of communities are set forth in the table below as follows (in thousands):

	Inventory Impairments for the Quarter Ended			Estimated Fair Value
	Held for			of Impaired Inventory	Lots	Communities
	Development	Held for Sale	Total	at Period End	Impaired	Impaired
December 31, 2006	$115,192	$-	$115,192	$265,804	3,069	44
March 31, 2007	82,225	3,955	86,180	170,881	2,564	40
June 30, 2007	109,428	-	109,428	236,023	3,498	45
September 30, 2007	134,070	44,069	178,139	224,428	3,278	39
Fiscal 2007	$440,915	$48,024	$488,939	$897,136	12,409	168

We recorded inventory impairments during fiscal 2006 totaling $6.4 million of which $0.8 million was recorded in the quarter ended March 31, 2006 and $5.6 million in the quarter ended September 30, 2006. The inventory impaired primarily represented homes in backlog sold at a loss for which a valuation adjustment was recorded to properly state the inventory at fair value. The homes generally closed in the following quarter.

Unit Data by Segment

	New Orders, net			Closings			Backlog at September 30,
	2007	2006	Change	2007	2006	Change	2007	2006	Change
West	2,352	3,084	-23.7%	3,036	4,942	-38.6%	491	1,175	-58.2%
Mid-Atlantic	1,223	1,427	-14.3%	1,157	2,043	-43.4%	643	577	11.4%
Florida	991	1,490	-33.5%	1,261	2,241	-43.7%	238	508	-53.1%
Southeast	2,308	3,795	-39.2%	3,125	4,228	-26.1%	504	1,321	-61.8%
Other	3,029	4,395	-31.1%	3,441	4,907	-29.9%	1,109	1,521	-27.1%
Total	9,903	14,191	-30.2%	12,020	18,361	-34.5%	2,985	5,102	-41.5%

New Orders, net. New orders, net of cancellations, decreased to 9,903, or 30% during fiscal 2007 compared to 14,191 during fiscal 2006 as new orders decreased across most of our markets. The decrease was due primarily to lower levels of demand for new homes, an increase in resale home inventory, a decrease in the availability of mortgage financing for many potential homebuyers and significant increases in cancellation rates due partially to a decline in homebuyer confidence in the homebuilding market. Specifically, cancellation rates increased from 37% in fiscal 2006 to 41% in fiscal 2007. This higher cancellation rate in fiscal 2007 also reflects the challenging market environment including the inability of many potential homebuyers to sell their existing homes, the increased price competition and incentives offered and the tightening of credit markets. As a result of the various ongoing investigations and litigation discussed herein, we have been the subject of continuing negative publicity. We believe this negative publicity has also discouraged and may continue to discourage potential homebuyers from purchasing a home from us.

Backlog. The number of homes in backlog decreased 41.5% from September 30, 2006 to September 30, 2007 driving a 46.1% decrease in the aggregate dollar value of homes in backlog from $1.6 billion at September 30, 2006 to $838.8 million at September 30, 2007. The decrease in aggregate dollar value also reflects a 7.8% decline in the average price of homes in backlog from $304,900 at September 30, 2006 to $281,000 at September 30, 2007. This decrease in average sale price was most pronounced in the markets in our West, Mid-Atlantic and Florida segments. The decrease in the number of homes in backlog across most of our markets is driven primarily by the aforementioned market weakness, lower new orders and higher rate of cancellations.

Financial Services. Our capture rate (the percentage of mortgages we originate as a percentage of homes closed) of mortgages originated for customers of our homebuilding business, which was historically the most significant source of revenue in this segment, was 66.7% for both fiscal 2007 and fiscal 2006. All costs related to Financial Services are included in selling, general and administrative expenses. Revenue for Financial Services decreased for the fiscal year ended September 30, 2007 from the comparable period of 2006 due primarily to reduced closings throughout our markets which contributed to lower title services revenues and a 34% decrease in the number of mortgage originations. Operating income was further impacted by generally lower margins earned as a result of competitive pricing in response to significantly weaker market conditions.

	Fiscal Year Ended September 30,
	2007	Change		2006
Number of mortgage originations	8,015	(34.5)%		12,244
Capture rate	66.7%	0	bps	66.7%
Revenues	$47,437	(28.1)%		$65,947
Operating income	$3,299	(81.0)%		$17,366

Effective February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender arrangement with a national third-party mortgage provider. This exclusive arrangement will continue to offer our homebuyers the option of a simplified financing process while enabling us to focus on our core competency of homebuilding.

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

Revenues. Revenues increased by 7.3% for fiscal 2006 compared to fiscal 2005. Homes closed increased by 1.4% from 18,109 in fiscal 2005 to 18,361 in fiscal 2006 driven by strong growth in the first half of fiscal 2006 in a majority of our markets tempered by decreased closings in a majority of the markets due to increased competition and moderating demand during the second half of fiscal 2006. This overall revenue growth was partially offset by declines in Nevada and many of our California markets in the West region and in certain of our North Carolina and Florida markets. The average sales price of homes closed increased by 5.3% to $285,700 from $271,300 for the fiscal years ended September 30, 2006 and 2005, respectively. Average sales price increased due primarily to product mix related to the expansion of our product offerings in many markets to include higher priced homes.

Also, our revenue growth reflected a key component of our long-term growth strategy, to continue to increase our market penetration through geographic diversification and price point diversification, expanding our product offerings to grow market share in those markets in which we currently operate most profitably.

In addition, we had $90.2 million and $34.5 million of land sales for the fiscal years ended September 30, 2006 and 2005, respectively. The increase in land sales in fiscal 2006 primarily resulted from our continued review of opportunities to minimize underperforming investments and exit a number of less profitable positions, reallocating funds to investments that will optimize overall returns in the future.

Gross Profit. Our gross margin was 23.4% for fiscal 2006 compared to 24.5% for fiscal 2005. Margins in fiscal 2006 were negatively impacted by margin pressures in our West and Mid-Atlantic regions, a higher percentage of closings from lower margin markets, higher market driven sales incentives and costs associated with our overhead structure realignment and the exiting of non-strategic land positions. Fiscal 2006 gross profit included $37.8 million of costs related to the abandonment of projects and write-off of deposits and other costs on cancelled land option contracts and $6.4 million of inventory impairments offset partially by a $21.7 million reduction in the accrual for construction defect claims for moisture intrusion in Indiana (see Note 14 to the Consolidated Financial Statements). Fiscal 2005 gross margin included the impact of $55.0 million in warranty expenses associated with the construction defect claims for moisture intrusion in Indiana, $14.0 million of other warranty costs and $5.5 million of costs related to the abandonment of projects.

We executed several land sales during fiscal 2006 and 2005. We realized a loss of $1.1 million on land sales in fiscal 2006 and gross profit of $5.1 million on land sales in fiscal 2005.

Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) totaled $629.3 million in fiscal 2006 and $548.2 million in fiscal 2005. The increase in SG&A expense during fiscal 2006 is primarily related to the costs associated with a number of strategic company-wide programs, an increase in sales commissions as a result of increased revenues and the cost of a larger infrastructure necessary to meet the demands related to the growth in our business. As a percentage of total revenue, SG&A expenses were 11.7% in fiscal 2006 and 11.0% in fiscal 2005.

In the fourth quarter of fiscal 2006, we began a comprehensive review of our overhead structure in light of our reduced volume expectations for fiscal 2007. Fiscal 2006 SG&A expense included $1.1 million in severance costs related to employees who had been severed as of September 30, 2006.

Depreciation and Amortization. Depreciation and amortization (“D&A”) totaled $42.4 million in fiscal 2006 and $36.1 million in fiscal 2005. The increase in D&A during the periods presented is primarily related to additional D&A for model furnishings and sales office improvements.

Goodwill Impairment Charges. During fiscal year 2005, we recorded a non-cash, non-tax deductible goodwill impairment charge of $130.2 million to write off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina. Based on our annual goodwill impairment test as of April 30, 2006, we had no impairment of goodwill during fiscal 2006. The goodwill impairment charge is reported in Corporate and unallocated and is not allocated to our homebuilding segments.

Income Taxes. Our effective tax rate was 36.8% for fiscal 2006 and 46.2% for fiscal 2005. The effective tax rate for 2005 was impacted 8.9% by the $130.2 million non-cash, non-tax deductible goodwill impairment charge discussed above. Excluding the aforementioned goodwill impact, the decrease in the effective tax rate between years is primarily due to changes in income concentrations in the various states, the timing of certain state tax initiatives and the expiration of statute of limitations for certain tax contingencies. As a result, we recorded tax benefits related to certain discrete items totaling $7.5 million in fiscal 2006. In addition, in fiscal 2006, we recognized a $5.2 million benefit related to new provisions under the American Jobs Creation Act of 2004. The principal difference between our effective rate and the U.S. federal statutory rate is due to state income taxes incurred.

Segment Results for Fiscal 2006 Compared to Fiscal 2005:

Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues and the average selling prices of our homes by reportable segment ($ in thousands):

	Homebuilding Revenues			Average Selling Price
	2006	2005	Change	2006	2005	Change
West	$1,792,826	$1,935,310	-7.4%	$366.1	$342.7	6.8%
Mid-Atlantic	943,113	840,714	12.2%	457.9	449.6	1.8%
Florida	684,563	598,454	14.4%	309.5	267.6	15.7%
Southeast	882,368	748,912	17.8%	210.1	187.5	12.1%
Other	917,151	789,009	16.2%	187.4	180.9	3.6%
Total	$5,220,021	$4,912,399	6.3%	$285.7	$271.3	5.3%

Homebuilding revenues in our West segment decreased in fiscal 2006 due to decreased closings across the markets offset slightly by increased average sales prices in the segment. Declines in fiscal 2006 closings were due to softer market conditions, increased competition in both new and existing home sales, higher cancellations and the impact of extremely high closings in fiscal 2005. Homebuilding revenues in fiscal 2005 reflected increased closings and increased average sales prices in the majority of the markets in this segment, as we benefited from improved pricing power and exceptionally high demand in each of these markets.

Increased closings and slightly increased higher average sales prices due to healthy demand and continued constraints on the supply of available housing in our Mid-Atlantic segment during fiscal 2005 and the first half of fiscal 2006 resulted in increased homebuilding revenues over fiscal 2005.

Homebuilding revenues for the Florida segment in fiscal 2006 increased over fiscal 2005 due to increased closings and increased average sales prices. The increase in fiscal 2006 revenues was primarily generated in the first six months as revenues from the second half of fiscal 2006 were negatively impacted by decreased closings in a majority of the markets due to increased competition and moderating demand.

Homebuilding revenues in fiscal 2006 increased in a majority of our markets within the Southeast segment over fiscal 2005 driven by increased average sales prices in most of our markets and increased closings in the majority of our South Carolina markets; however, revenues in our Charlotte market were negatively impacted by entry level housing competition and difficulties encountered in our integration of the Crossmann communities in this market.

The increase in homebuilding revenues in our other homebuilding markets in fiscal 2006 from fiscal 2005 reflected strong revenue growth in our Colorado and Texas markets and increased fiscal 2006 closings in our Indiana markets. This revenue growth was partially offset by continued weakness in the remaining markets in this segment.

Land and Lot Sales Revenues. The table below summarizes land and lot sales revenues by reportable segment ($ in thousands):

Land and Lot Sales Revenues
	2006	2005	Change
West	$35,905	$-	n/a
Mid-Atlantic	3,550	7,369	-51.8%
Florida	-	496	n/a
Southeast	2,669	12,118	-78.0%
Other	48,093	14,544	230.7%
Total	$90,217	$34,527	161.3%

The increase in land and lot sales revenues is due primarily to identifying additional parcels of land and lots for sale in our West and Other Homebuilding segments in fiscal 2006 that did not fit within our homebuilding programs in those segments. These increases were offset in part by the 78.0% decline in land and lot sales in our Southeast segment.

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

	2006		2005
	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin
Homebuilding

West	$410,094	22.9%	$570,145	29.5%
Mid-Atlantic	290,686	30.8%	281,832	33.5%
Florida	207,441	30.3%	145,988	24.4%
Southeast	178,725	20.3%	151,649	20.2%
Other	121,445	13.2%	114,565	14.5%
Corporate & Unallocated	(22,013)		(110,560)

Total Homebuilding	1,186,378	22.7%	1,153,619	23.5%
Land and Lot Sales	(1,114)		5,073
Financial Services	65,947		62,253
Total	$1,251,211	23.4%	$1,220,945	24.5%

The decrease in homebuilding gross margins in the West segment in fiscal 2006 from fiscal 2005 is primarily due to softer market conditions in our California and Nevada markets and increased costs for subdivision maintenance throughout the region. These softer market conditions also drove our decision to abandon certain lot option contracts resulting in $16.1 million of lot option abandonment charges in fiscal 2006 as compared to $1.7 million of charges in fiscal 2005. In addition, fiscal 2005 margins benefited from a higher number of closings related to new communities and lower sales incentives compared to fiscal 2006.

The decrease in homebuilding gross margins from fiscal 2005 to fiscal 2006 in the Mid-Atlantic segment primarily related to margin pressures and increased incentives in response to softening market conditions in the last few months of fiscal 2006. Fiscal 2006 and 2005 gross profit is net of $4.8 million and $1.4 million of lot option abandonment charges, respectively.

Homebuilding gross margins increased to 30.3% for fiscal 2006 from 24.4% for fiscal 2005 in the Florida segment, as we benefited from prior, lower cost land purchases and the aforementioned increase in average sales prices. In addition, fiscal 2005 margins were slightly impacted by lower than average margins in our Tampa market due to incentive pricing offered to stimulate traffic during the opening of a new mid-rise condominium community.

Margins in our Southeast segment in fiscal 2005 and 2006 were negatively impacted as we repositioned our product offerings and reduced our investment in the entry-level and townhouse sectors of the Charlotte market. New product offerings in Georgia and the South Carolina markets, including our Atlantic Station community in Georgia, and an improved product mix throughout the region contributed toward the increased average sales prices. Gross margins for fiscal 2006 were 20.3% compared to 20.2% for fiscal 2005. Gross margins in fiscal 2006 benefited from a $5.0 million reduction in warranty-related accruals as pending litigation related to one large project in South Carolina was settled favorably and $5.6 million of insurance recoveries were offset by $1.1 million of inventory impairments and $4.1 million of lot option abandonments. The fiscal 2005 margins were impacted by our repositioning efforts in Charlotte, increased warranty and legal related costs in South Carolina and $0.8 million of lot option abandonment charges.

Homebuilding gross margins for our other homebuilding markets decreased from 14.5% for fiscal 2005 to 13.2% for fiscal 2006. The decrease in margins from fiscal 2005 to fiscal 2006 was primarily due to pricing pressures in our Colorado and Ohio markets and additional costs related to our decision to exit some sub-markets in Indiana and Memphis, Tennessee during fiscal 2006, including $5.1 million of inventory impairment charges and $10.5 million of lot option abandonment charges. Fiscal 2005 margins were impacted by additional warranty costs in our Kentucky market and repositioning costs, including higher discounting and $1.1 million of lot option abandonment charges, related to the implementation of new home and subdivision designs in Indiana and Ohio.

Corporate and unallocated. Fiscal 2006 corporate and unallocated costs are offset by $21.7 million of reductions in accruals associated with construction defect claims from water intrusion in Indiana compared to $55.0 million of warranty expenses associated with these claims in fiscal 2005.

Land and Lot Sales Gross Profit (Loss). The table below summarizes land and lot sales gross profit (loss) by reportable segment ($ in thousands):

Land and Lot Sales Gross Profit (Loss)
	2006	2005	Change
West	$1,096	$-	n/a
Mid-Atlantic	768	3,041	-74.7%
Florida	-	(2)	n/a
Southeast	(198)	1,691	-111.7%
Other	(2,780)	343	-910.5%
Total	$(1,114)	$5,073	-122.0%

Unit Data by Segment

	New Orders, net			Closings			Backlog at September 30,
	2006	2005	Change	2006	2005	Change	2006	2005	Change
West	3,084	5,673	-45.6%	4,942	5,647	-12.5%	1,175	3,033	-61.3%
Mid-Atlantic	1,427	2,016	-29.2%	2,043	1,870	9.3%	577	1,193	-51.6%
Florida	1,490	2,295	-35.1%	2,241	2,236	0.2%	508	1,259	-59.7%
Southeast	3,795	4,372	-13.2%	4,228	3,995	5.8%	1,321	1,754	-24.7%
Other	4,395	4,569	-3.8%	4,907	4,361	12.5%	1,521	2,033	-25.2%
Total	14,191	18,925	-25.0%	18,361	18,109	1.4%	5,102	9,272	-45.0%

New Orders, net. New orders, net of cancellations, decreased to 14,191, or by 25.0%, during fiscal 2006 compared to 18,925 for fiscal 2005 due primarily to lower levels of demand for new homes across a majority of our markets, an increase in resale home inventory and significant increases in cancellation rates during the second half of fiscal 2006. Specifically, orders decreased by 45.6% in our West region and 29.2% in our Mid-Atlantic region compared to fiscal 2005 due to lower demand and higher cancellations compared to the extremely high number of new orders received in these regions in fiscal 2005. Orders also decreased by 35.1% in our Florida region, primarily related to increased competition and moderating demand.

Backlog. The aggregate dollar value of homes in backlog of $1.6 billion at September 30, 2006 represented a 43.1% decrease from $2.7 billion at September 30, 2005. This decrease reflects a 45.0% decline in the number of homes in backlog offset partially by a 3.4% increase in the average price of homes in backlog from $294,800 at September 30, 2005 to $304,900 at September 30, 2006. The decrease in the number of homes in backlog is primarily driven by decreased order trends in the majority of our markets. The increase in the average price of homes in backlog is due to the success we experienced in diversifying our product offerings.

Financial Services. Our capture rate (the percentage of mortgages we originate as a percentage of homes closed) of mortgages originated for customers of our homebuilding business, which was historically the most significant source of revenue in this segment, increased to 66.7% in fiscal 2006 from 61.5% in fiscal 2005 due primarily to our continued focus on serving our customer base. Our capture rate is based on total closings. All costs related to Financial Services are included in SG&A. Operating income for Financial Services decreased in fiscal 2006 primarily due to additional costs incurred in our mortgage operations including higher price concessions and incentives offered in response to competitive pressures in the refinancing market.

	Fiscal Year Ended September 30,
	2006	Change		2005
Financial Services
Number of mortgage originations	12,244	9.9%		11,144
Capture rate	66.7%	520	bps	61.5%
Revenues	$65,947	5.9%		$62,253
Operating income	$17,366	(18.7)%		$21,368

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

Liquidity and Capital Resources. Our sources of cash liquidity include, but are not limited to, cash from operations, amounts available under credit facilities, proceeds from senior notes and other bank borrowings, the issuance of equity securities and other external sources of funds. Our short-term and long-term liquidity depend primarily upon our level of net income, working capital management (accounts receivable, accounts payable and other liabilities) and bank borrowings. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures and working capital requirements, scheduled debt payments, and interest and tax obligations for the next twelve months. However, any material variance of our operating results or land acquisitions from our projections or investments in or acquisitions of businesses could require us to obtain additional equity or debt financing. Long-term, we plan to use cash generated to invest in growing the business and/or to reduce our levels of debt. We have suspended our dividend payments and share repurchase program and any resumption of such programs will be at the discretion of the Board of Directors.

At September 30, 2007, we had cash and cash equivalents of $454.3 million, compared to $167.6 million at September 30, 2006. The increase in cash was due to the $509.4 million provided by operating activities relating primarily to the reduction in inventory and accounts receivable offset somewhat by the repayment of borrowings under our warehouse line and the repurchase of $30.4 million in senior notes. Our net cash provided by operating activities for the year ended September 30, 2007 was $509.4 million compared to $378.0 million of cash used in operating activities in fiscal 2006 and $46.2 million of cash used in operating activities in fiscal 2005. Based on the applicable year’s closings, as of September 30, 2007, our land bank includes a 5.2 year supply of land/lots for future development compared to a 4.8 year supply as of September 30, 2006 and a 5.9 year supply as of September 30, 2005. The years’ supply in land bank increased as of September 30, 2007 when compared to September 30, 2006 primarily due to the decline in closings as compared to the lots in the ending land bank as of September 30, 2007. As the homebuilding market declined, we were successful in significantly reducing our land bank through the abandonment of lot option contracts, the sale of land not required in our homebuilding program and through the sale of new homes ending fiscal 2007 with only 3.1 years of owned land and lots for future homebuilding activities. The decrease in land bank from September 30, 2005 to September 30, 2006 related to our decision to eliminate non-strategic positions to align our land supply with our current expectations for future home closings. Net cash used in investing activities was $52.0 million for fiscal 2007 compared to $104.8 million for fiscal 2006 and $85.5 million for fiscal 2005, as we invested in unconsolidated joint ventures to support our land acquisition strategy and model and sales office improvements to support our marketing efforts.

Net cash used in financing activities was $170.6 million in fiscal 2007 as compared to net cash provided by financing activities of $353.2 million in fiscal 2006 and $107.8 million in fiscal 2005. In fiscal 2007, repayments of our borrowings under our warehouse line, other notes payable, repurchased senior notes and dividend payments were somewhat offset by proceeds of our warehouse line. In fiscal 2006 and 2005, proceeds from the senior note issuances (discussed below) and stock option exercises were somewhat offset by other debt repayments, common share repurchases and dividend payments.

At September 30, 2007 we had the following long-term debt (in thousands):

Debt	Due	Amount
Revolving Credit Facility	August 2011	$-
8 5/8% Senior Notes*	May 2011	180,000
8 3/8% Senior Notes*	April 2012	340,000
6 1/2% Senior Notes*	November 2013	200,000
6 7/8% Senior Notes*	July 2015	350,000
8 1/8% Senior Notes*	June 2016	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000
Junior subordinated notes	July 2036	103,093
Other secured notes payable	Various Dates	118,073
Model home financing obligations	Various Dates	114,116
Unamortized debt discounts		(3,033)
Total		$1,857,249
* Collectively, the “Senior Notes”

Warehouse Line – Effective February 7, 2007, Beazer Mortgage amended its 364-day credit agreement (the “Warehouse Line”) to extend its maturity date to February 2008 and modify the maximum available borrowing capacity to $100 million, subject to compliance with the mortgage loan eligibility requirements as defined in the Warehouse Line. The Warehouse Line was secured by certain mortgage loan sales and related property. The Warehouse Line was entered into with a number of banks to fund the origination of residential mortgage loans. The maximum available borrowing capacity was subsequently reduced through amendments down to $17 million as of September 30, 2007. The Warehouse Line was not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility. There were no borrowings under the Warehouse Line at September 30, 2007. Borrowings under the Warehouse Line were $94.9 million and bore interest at 5.3% per annum as of September 30, 2006. Effective November 14, 2007, we terminated the Warehouse Line.

Revolving Credit Facility - In July 2007, we replaced our former credit facility with a new $500 million, four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks, which matures in 2011. The former credit facility included a $1 billion four-year revolving credit facility which would have matured in August 2009. The Revolving Credit Facility has a $350 million sublimit for the issuance of standby letters of credit. We have the option to elect two types of loans under the Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Revolving Credit Facility). The Revolving Credit Facility contains various operating and financial covenants. Substantially all of our significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 16 to the Consolidated Financial Statements).

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility at September 30, 2007 or September 30, 2006; however, we had $133.3 million and $145.6 million of letters of credit outstanding under the Revolving Credit Facility at September 30, 2007 and September 30, 2006, respectively. As of September 30, 2007, we had available borrowings of $274.9 million under the Revolving Credit Facility.

On October 10, 2007, we entered into a waiver and amendment of our Revolving Credit Facility, waiving events of default through May 15, 2008 under the facility arising from our failure to file or deliver reports or other information we would be required to file with the SEC and our decision to restate our financial statements. Under this and the October 26, 2007 amendments, any obligations under the Revolving Credit Facility will be secured by certain assets and our ability to borrow under this facility is subject to satisfaction of a secured borrowing base. We are permitted to grow the borrowing base by adding additional cash and/or real estate as collateral securing the Revolving Credit Facility. In addition, we obtained additional flexibility with respect to our financial covenants in the Revolving Credit Facility.

Senior Notes - The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the New Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

Excluding the 8 ⅜% Senior Notes issued in September 2002 which were used partially to fund the cash portion of the Crossmann acquisition and to repay Crossmann’s outstanding net indebtedness, the Senior Notes were generally used to pay off borrowings under existing credit facilities, fund land acquisitions and for general corporate purposes. The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends and other distributions on common stock. At September 30, 2007, under the most restrictive covenants of each indenture, approximately $27.6 million of our retained earnings was available for cash dividends, share repurchases and other restricted payments (as defined in each indenture). Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

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

In March 2007, we voluntarily repurchased on the open market $10.0 million of our outstanding 8 ⅝% and $10.0 million of our outstanding 8 ⅜% Senior Notes. The aggregate purchase price was $20.6 million, or an average of 102.8% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $562,500 pretax loss during the second quarter of fiscal 2007. On March 28, 2007, we repurchased an additional $10.0 million of our outstanding 8 ⅝% Senior Notes which were cash settled on April 2, 2007 at a purchase price of $9.85 million. The repurchase of the notes resulted in a $150,000 pretax gain included in other income in the accompanying Statement of Operations for the quarter ended June 30, 2007. Senior Notes repurchased by the Company were cancelled.

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

Other Secured Notes Payable - We periodically acquire land through the issuance of notes payable. As of September 30, 2007 and 2006, we had outstanding secured notes payable of $118.1 million and $89.3 million, respectively, primarily related to land acquisitions and development. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 7.2% to 11.0% at September 30, 2007. These notes are secured by the real estate to which they relate. During the first six months of fiscal 2008, we repaid approximately $95 million of these secured notes payable.

Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions discussed in Note 17 to the Consolidated Financial Statements, we have recorded $114.1 million and $117.1 million of debt as of September 30, 2007 and 2006, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases. These financing transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 10.22% at September 30, 2007, and expire at various times through 2015.

Stock Repurchases and Dividends Paid - On November 18, 2005, as part of an acceleration of our comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase of our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. We entered into a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to execute a portion of the share repurchase program, supplemented with opportunistic purchases in the open market or in privately negotiated transactions. During fiscal 2006, we repurchased 3,648,300 shares for an aggregate purchase price of $205.4 million, or approximately $56 per share. During fiscal 2007 and fiscal 2005, we did not repurchase any shares in the open market. At September 30, 2007, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan. We have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and is unlikely in the foreseeable future.

In addition, during fiscal 2007, fiscal 2006 and fiscal 2005, 13,946 shares, 47,544 shares and 142,459 shares, respectively, were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock and restricted stock units under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $348,000, or approximately $25 per share, for fiscal 2007, $2.6 million, or approximately $55 per share, for fiscal 2006 and for an aggregate value of $8.1 million, or approximately $57 per share, for fiscal 2005.

For fiscal 2007, we paid quarterly cash dividends aggregating $0.40 per common share, or a total of approximately $15.6 million. For fiscal 2006, we paid quarterly cash dividends aggregating $0.40 per common share, or a total of approximately $16.1 million. For fiscal 2005, we paid quarterly cash dividends aggregating $0.33 per common share, or a total of approximately $13.9 million. Subsequent to September 30, 2007, on November 2, 2007, our Board of Directors suspended our dividend payments. The Board concluded that suspending dividends, which will allow us to conserve approximately $16 million of cash annually, was a prudent effort in light of the continued deterioration in the housing market.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At September 30, 2007, we controlled 62,076 lots (a 5-year supply based on fiscal 2007 closings). We owned 59.6%, or 37,025 lots, and 25,051 lots, 40.4%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control half or more of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $163.3 million at September 30, 2007. This amount includes non-refundable letters of credit of approximately $35.5 million. The total remaining purchase price, net of cash deposits, committed under all options was $1.5 billion as of September 30, 2007. Only $91.6 million of the total remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations, of which $76.3 million relates to a large, multi-story condominium project in Virginia.

We expect to exercise substantially all of our remaining option contracts with specific performance obligations and, subject to market conditions, most of our option contracts without specific performance obligations. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether land options will be exercised.

We have historically funded the exercise of land options through a combination of operating cash flows and borrowings under our credit facilities. We expect these sources to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our land options will have a material adverse effect on our liquidity.

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIEs”) under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at September 30, 2007 and 2006 reflect consolidated inventory not owned of $237.4 million and $471.4 million, respectively. We consolidated $92.3 million and $146.6 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of September 30, 2007 and September 30, 2006, respectively. In addition, as of September 30, 2007 and September 30, 2006, we recorded $145.1 million and $324.8 million, respectively, of land under the caption consolidated inventory not owned related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $177.9 million at September 30, 2007 and $330.7 million at September 30, 2006. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our consolidated balance sheets include investments in joint ventures totaling $109.1 million and $124.8 million at September 30, 2007 and 2006, respectively.

Our joint ventures typically obtain secured acquisition and development financing. At September 30, 2007, our unconsolidated joint ventures had borrowings outstanding totaling $785.4 million, of which $450.6 million related to one joint venture in which we are a 2.58% partner. In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At September 30, 2007, we had repayment guarantees of $42.3 million and loan-to-value maintenance guarantees of $7.7 million of debt of unconsolidated joint ventures (see Notes 3 and 14 to the Consolidated Financial Statements).

The following summarizes our aggregate contractual commitments at September 30, 2007:

	Payments Due by Period (in thousands)
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior Notes and other notes payable	$1,860,282	$134,190	$89,895	$527,291	$1,108,906
Interest commitments under Senior
Notes and other notes payable (1)	1,156,642	132,895	228,602	217,095	578,050
Operating leases	64,715	19,009	25,021	14,520	6,165
Purchase obligations (2)	91,637	76,295	15,342	-	-
Total	$3,173,276	$362,389	$358,860	$758,906	$1,693,121

(1) Interest on variable rate obligations is based on rates effective as of September 30, 2007.
(2) Represents obligations under option contracts with specific performance provisions, net of cash deposits.

We had outstanding letters of credit and performance bonds of approximately $134.3 million and $580.9 million, respectively, at September 30, 2007 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $37.8 million relating to our land option contracts discussed above.

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

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of September 30, 2007, we had $216.4 million of variable rate debt outstanding. Based on our fiscal 2007 average outstanding borrowings under our variable rate debt, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by less than $2.2 million.

The estimated fair value of our fixed rate debt at September 30, 2007 was $1,280.1 million, compared to a carrying value of $1,640.8 million, due primarily to increases in our estimated discount rates for similar financial instruments. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1,280.1 million to $1,353.5 million at September 30, 2007.

Item 8. Financial Statements and Supplementary Data

Beazer Homes USA, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended September 30,
	2007	2006	2005
		As Restated See Note 2
Total revenue	$3,490,819	$5,356,504	$4,992,973

Home construction and land sales expenses	2,944,385	4,061,118	3,766,517
Inventory impairments and option contract abandonments	611,864	44,175	5,511
Gross (loss) profit	(65,430)	1,251,211	1,220,945
Selling, general and administrative expenses	454,122	629,322	548,161
Depreciation and amortization	33,594	42,425	36,068
Goodwill impairment	52,755	-	130,235
Operating (loss) income	(605,901)	579,464	506,481
Equity in (loss) income of unconsolidated joint ventures	(35,154)	1,343	5,021
Other income, net	7,775	2,450	1,712
(Loss) income before income taxes	(633,280)	583,257	513,214
(Benefit from) provision for income taxes	(222,207)	214,421	237,315
Net (loss) income	$(411,073)	$368,836	$275,899

Weighted average number of shares:
Basic	38,410	39,812	40,468
Diluted	38,410	44,345	45,634

Earnings per share:
Basic	$(10.70)	$9.26	$6.82
Diluted	$(10.70)	$8.44	$6.16

Cash dividends per share	$0.40	$0.40	$0.33

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.
Consolidated Balance Sheets
 (in thousands, except share and per share amounts)

	September 30,
	2007	2006
		As Restated, see Note 17
ASSETS
Cash and cash equivalents	$454,337	$167,570
Restricted cash	5,171	4,873
Accounts receivable	45,501	338,033
Income tax receivable	63,981	-
Inventory
Owned inventory	2,537,791	3,137,021
Consolidated inventory not owned	237,382	471,441
Total Inventory	2,775,173	3,608,462
Residential mortgage loans available-for-sale	781	92,157
Investments in unconsolidated joint ventures	109,143	124,799
Deferred tax assets	232,949	71,344
Property, plant and equipment, net	71,682	76,454
Goodwill	68,613	121,368
Other assets	102,690	109,611
Total Assets	$3,930,021	$4,714,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$118,030	$140,008
Other liabilities	453,089	557,754
Obligations related to consolidated inventory not owned	177,931	330,703
Senior Notes (net of discounts of $3,033 and $3,578, respectively)	1,521,967	1,551,422
Junior subordinated notes	103,093	103,093
Warehouse Line	-	94,881
Other secured notes payable	118,073	89,264
Model home financing obligations	114,116	117,079
Total Liabilities	2,606,299	2,984,204
Stockholders’ Equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	-	-
Common stock (par value $0.001, 80,000,000 shares authorized, 42,597,229 and 42,318,098 issued, 39,261,721 and 38,889,554 outstanding)	43	42
Paid in capital	543,705	529,326
Retained earnings	963,869	1,390,552
Treasury stock, at cost (3,335,508 and 3,428,544 shares)	(183,895)	(189,453)
Total Stockholders’ Equity	1,323,722	1,730,467
Total Liabilities and Stockholders’ Equity	$3,930,021	$4,714,671

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.
Consolidated Statement of Stockholders’ Equity
($ in thousands)

	Preferred Stock	Common Stock	Paid in Capital	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
			As Restated, see Note 17					As Restated
Balance, September 30, 2004 (as reported)	$-	$54	$593,874	$741,701	$(88,150)	$(14,748)	$(610)	$1,232,121
Prior period restatement (see Note 17)	-	-	950	34,144	-	-	-	35,094
Balance, September 30, 2004 (as restated)	-	54	594,824	775,845	(88,150)	(14,748)	(610)	1,267,215
Comprehensive income:
Net income (as restated)	-	-	-	275,899	-	-	-	275,899
Unrealized gain on interest rate swaps, net of tax of $354	-	-	-	-	-	-	610	610
Total comprehensive income (as restated)								276,509
Dividends paid	-	-	-	(13,884)	-	-	-	(13,884)
Amortization of nonvested stock awards	-	-	-	-	-	11,945	-	11,945
Change in fair value of unearned compensation, net of forfeitures (17,719 shares)	-	-	2,432	-	-	(2,432)	-	-
Exercises of stock options (412,125 shares)	-	-	5,631	-	-	244	-	5,875
Tax benefit from stock transactions	-	-	11,551	-	-	-	-	11,551
Issuance of bonus stock (109,937 shares)	-	-	2,034	-	-	4	-	2,038
Issuance of restricted stock, net of forfeitures (137,957 shares)	-	-	5,823	-	-	(5,823)	-	-
Use of treasury stock for stock dividend (12,413,628 shares)	-	(12)	(88,138)	-	88,150	-	-	-
Common stock redeemed (142,459 shares)	-	-	-	-	(8,092)	-	-	(8,092)
Other	-	-	1,316	-	-	(1,316)	-	-
Balance, September 30, 2005 (as restated)	-	42	535,473	1,037,860	(8,092)	(12,126)	-	1,553,157
Net income and total comprehensive income (as restated)	-	-	-	368,836	-	-	-	368,836
Dividends paid	-	-	-	(16,144)	-	-	-	(16,144)
Purchase of treasury stock (3,648,300 shares)	-	-	-	-	(205,416)	-	-	(205,416)
Transfer of unearned compensation to								-
paid in capital	-	-	(12,126)	-	-	12,126	-	-
Amortization of nonvested stock awards	-	-	8,669	-	-	-	-	8,669
Amortization of stock option awards	-	-	7,084	-	-	-	-	7,084
Exercises of stock options (415,938 shares)	-	-	7,298	-	-	-	-	7,298
Tax benefit from stock transactions	-	-	8,205	-	-	-	-	8,205
Issuance of bonus stock (62,121shares)	-	-	1,402	-	-	-	-	1,402
Issuance of restricted stock (409,759 shares)	-	-	(26,679)	-	26,679	-	-	-
Common stock redeemed (47,544 shares)	-	-	-	-	(2,624)	-	-	(2,624)
Balance, September 30, 2006 (as restated)	-	42	529,326	1,390,552	(189,453)	-	-	1,730,467
Net loss and total comprehensive loss	-	-	-	(411,073)	-	-	-	(411,073)
Dividends paid	-	-	-	(15,610)	-	-	-	(15,610)
Amortization of nonvested stock awards	-	-	5,318	-	-	-	-	5,318
Amortization of stock option awards	-	-	5,831	-	-	-	-	5,831
Exercises of stock options (312,501 shares)	-	1	4,421	-	-	-	-	4,422
Tax benefit from stock transactions	-	-	2,635	-	-	-	-	2,635
Issuance of bonus stock (71,429 shares)	-	-	2,080	-	-	-	-	2,080
Issuance of restricted stock (159,378 shares)	-	-	(5,906)	-	5,906	-	-	-
Common stock redeemed (13,946 shares)	-	-	-	-	(348)	-	-	(348)
Balance, September 30, 2007	$-	$43	$543,705	$963,869	$(183,895)	$-	$-	$1,323,722

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended September 30,
	2007	2006	2005
Cash flows from operating activities:		As Restated, see Note 17
Net (loss) income	$(411,073)	$368,836	$275,899
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,594	42,425	36,068
Stock-based compensation expense	11,149	15,753	11,945
Inventory impairments and option contract abandonments	611,864	44,175	5,511
Goodwill impairment charge	52,755	-	130,235
Deferred income tax (benefit) provision	(161,605)	25,963	(51,186)
Tax benefit from stock transactions	(2,635)	(8,205)	11,551
Equity in loss (income) of unconsolidated joint ventures	35,154	(1,343)	(5,021)
Cash distributions of income from unconsolidated joint ventures	5,285	352	5,844
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	292,532	(181,639)	(84,637)
Increase in income tax receivable	(63,981)	-	-
Decrease (increase) in inventory	134,953	(486,727)	(593,521)
Decrease (increase) in residential mortgage loans available-for-sale	91,376	(92,157)	-
Decrease (increase) in other assets	9,180	(20,736)	(16,780)
(Decrease) increase in trade accounts payable	(21,978)	(1,641)	18,336
(Decrease) increase in other liabilities	(108,809)	(83,044)	208,794
Other changes	1,610	(8)	806
Net cash provided by (used in) operating activities	509,371	(377,996)	(46,156)
Cash flows from investing activities:
Capital expenditures	(29,474)	(55,088)	(48,437)
Investments in unconsolidated joint ventures	(24,505)	(49,458)	(42,619)
Changes in restricted cash	(298)	(4,873)	-
Distributions from and proceeds from sale of unconsolidated joint ventures	2,229	4,655	5,597
Net cash (used in) investing activities	(52,048)	(104,764)	(85,459)
Cash flows from financing activities:
Repayment of term loan	-	-	(200,000)
Borrowings under credit facilities and warehouse line	169,888	1,937,528	439,700
Repayment of credit facilities and warehouse line	(264,769)	(1,842,647)	(439,700)
Repayment of other secured notes payable	(31,139)	(20,934)	(16,776)
Borrowings under senior notes	-	275,000	346,786
Borrowings under junior subordinated notes	-	103,093	-
Repurchase of senior notes	(30,413)	-	-
Borrowings under model home financing obligations	5,919	117,365	-
Repayment of model home financing obligations	(8,882)	(286)	(1,118)
Debt issuance costs	(2,259)	(7,206)	(4,958)
Proceeds from stock option exercises	4,422	7,298	5,875
Common stock redeemed	(348)	(2,624)	-
Treasury stock purchases	-	(205,416)	(8,092)
Tax benefit from stock transactions	2,635	8,205	-
Dividends paid	(15,610)	(16,144)	(13,884)
Net cash (used in) provided by financing activities	(170,556)	353,232	107,833
Increase (decrease) in cash and cash equivalents	286,767	(129,528)	(23,782)
Cash and cash equivalents at beginning of year	167,570	297,098	320,880
Cash and cash equivalents at end of year	$454,337	$167,570	$297,098

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Organization. Beazer Homes USA, Inc. is one of the ten largest homebuilders in the United States, based on number of homes closed. We design, sell and build primarily single-family homes in over 45 markets located in Arizona, California, Colorado, Delaware, Florida, Georgia, Indiana, Kentucky, Maryland, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and West Virginia. Through Beazer Mortgage Corporation, or Beazer Mortgage, we historically offered mortgage origination services to our homebuyers. Effective February 1, 2008, we exited the mortgage origination business. Through September 30, 2007, Beazer Mortgage financed certain of our mortgage lending activities with borrowings under a warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors. In addition, we offer title insurance services to our homebuyers in many of our markets.

Presentation. The accompanying consolidated financial statements include the accounts of Beazer Homes USA, Inc. and our subsidiaries. Intercompany balances have been eliminated in consolidation.

Reclassifications. For the fiscal years ended September 30, 2006 and 2005, $44.2 million and $5.5 million, respectively, have been reclassified from home construction and land sales expenses to inventory impairments and option contract abandonments in the accompanying Consolidated Statements of Operations to conform to the current year presentation. For the fiscal years ended September 30, 2006 and 2005, $10.3 million and $9.2 million, respectively, have been reclassified from selling, general and administrative (“SG&A”) expenses to depreciation and amortization in the accompanying Consolidated Statements of Operations to conform to the current year presentation.

Cash and Cash Equivalents and Restricted Cash. We consider investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash includes cash restricted by state law or a contractual requirement.

Accounts Receivable. Accounts receivable primarily consist of escrow deposits to be received from title companies associated with closed homes. Generally, we receive cash from title companies within a few days of the home being closed.

Inventory. Owned inventory consists solely of residential real estate developments. Interest, real estate taxes and development costs are capitalized in inventory during the development and construction period. Construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home construction begins. Consolidated inventory not owned represents the fair value of land under option agreements consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R requires us to consolidate the financial results of a variable interest entity (“VIE”) if the Company is the primary beneficiary of the VIE. VIEs are entities in which 1) equity investors do not have a controlling financial interest and/or 2) the entity is unable to finance its activities without additional subordinated financial support from other parties. In addition to lot options recorded in accordance with FIN 46R, we evaluate lot options in accordance with the provisions of SFAS 49, Product Financing Arrangements. When our deposits and pre-acquisition development costs exceed certain thresholds, we record the remaining purchase price of the lots as consolidated inventory not owned and obligations related to consolidated inventory not owned in the Consolidated Balance Sheets.

Residential Mortgage Loans Available-for-Sale. Residential mortgage loans available-for-sale are stated at the lower of aggregate cost or market value. Gains and losses from sales of mortgage loans are recognized when the loans are sold.

Investments in Unconsolidated Joint Ventures. We participate in a number of land development joint ventures in which we have less than a controlling interest. Our joint ventures are typically entered into with unrelated developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We have determined that our interest in these joint ventures should be accounted for under the equity method as prescribed by SOP 78-9, Accounting for Investments in Real Estate Ventures. We recognize our share of profits from the sale of lots to other buyers. Our share of profits from lots we purchase from the joint ventures is deferred and treated as a reduction of the cost of the land purchased from the joint venture. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer. Our joint ventures typically obtain secured acquisition and development financing. See Note 3, “Investments in Unconsolidated Joint Ventures.”

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Depreciation is computed on a straight-line basis at rates based on estimated useful lives as follows:

Buildings	15 – 30 years
Machinery and equipment	3 – 10 years
Information systems	5 years
Furniture and fixtures	3 – 7 years
Model and sales office improvements	Estimated useful life of
community
Leasehold improvements	Lesser of the lease term or the
estimated useful life of the asset

Inventory Valuation – Held for Development. Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets periodically for recoverability in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.

We conduct a review of the recoverability of our homebuilding inventory held for development at the community level as factors indicate that an impairment may exist. We evaluate, among other things, the following information for each community: 

●
Actual “Net Contribution Margin” (defined as homebuilding revenues less homebuilding costs and direct selling expenses) for homes closed in the current fiscal quarter, fiscal year to date and prior two fiscal quarters. Homebuilding costs include land and land development costs (based upon an allocation of such costs, including costs to complete the development, or specific lot costs), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest and estimated warranty costs; 

●	Projected Net Contribution Margin for homes in backlog; 

●	Actual and trending new orders and cancellation rates; 

●
Actual and trending base home sales prices and sales incentives for home sales that occurred in the prior two fiscal quarters that remain in backlog at the end of the fiscal quarter and expected future homes sales prices and sales incentives and absorption over the expected remaining life of the community; 

●
A comparison of our community to our competition to include, among other things, an analysis of various product offerings including, the size and style of the homes currently offered for sale, community amenity levels, availability of lots in our community and our competition’s, desirability and uniqueness of our community and other market factors; and 

●	Other events that may indicate that the carrying value may not be recoverable.

In determining the recoverability of the carrying value of the assets of a community that we have evaluated as requiring a test for impairment, significant quantitative and qualitative assumptions are made relative to the future home sales prices, sales incentives, direct and indirect costs of home construction and land development and the pace of new home orders. In addition, these assumptions are dependent upon the specific market conditions and competitive factors for each specific community and may differ greatly between communities within the same market and communities in different markets. Our estimates are made using information available at the end of a reporting period, however, as facts and circumstances may change in future reporting periods, our estimates of recoverability are subject to change.

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

As of September 30, 2007, we used discount rates of 16% to 23% in our estimated discounted cash flow impairment calculations. During fiscal 2007 and 2006, we recorded impairments on land held for development and houses under construction of approximately $440.9 million and $6.4 million. We did not record any impairments during fiscal 2005.

Due to uncertainties in the estimation process, particularly with respect to projected home sales prices and absorption rate, the timing and amount of the estimated future cash flows and discount rates, it is reasonably possible that actual results could differ from the estimates used in our historical analyses. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. We calculated the estimated fair values of inventory held for development that were evaluated for impairment based on current market conditions and assumptions made by management relative to future results. Because the projected cash flows are significantly impacted by changes in market conditions, it is reasonably possible that actual results could differ materially from the Company’s estimates and result in additional impairments.

Asset Valuation – Land Held for Sale. We record assets held for sale at the lower of the carrying value or fair value less costs to sell in accordance with SFAS 144. The following criteria are used to determine if land is held for sale:

●	management has the authority and commits to a plan to sell the land; 
●	the land is available for immediate sale in its present condition;
●	there is an active program to locate a buyer and the plan to sell the land has been initiated; 
●	the sale of the land is probable within one year; 
●	the land is being actively marketed at a reasonable sale price relative to its current fair value; and 
●	it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.

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

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During fiscal 2007, we recorded inventory impairments on land held for sale of approximately $48.0 million. No land held for sale inventory impairments were recorded in fiscal 2006 or 2005.

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

The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded for the fiscal years ended September 30, 2007 and 2006 (in thousands):

Fiscal Year Ended September 30,
	2007	2006	2005
Development Projects and Homes in Process (Held for Development)
West	$228,598	$230	$-
Mid-Atlantic	68,418	19	-
Florida	62,246	-	-
Southeast	13,776	1,095	-
Other	44,024	5,079	-
Unallocated	23,853	-	-
Subtotal	$440,915	$6,423	$-

Land Held for Sale
West	$46,138	$-	$-
Mid-Atlantic	-	-	-
Florida	500	-	-
Southeast	-	-	-
Other	1,386	-	-
Subtotal	$48,024	$-	$-

Lot Option Abandonments
West	$54,199	$16,108	$1,666
Mid-Atlantic	19,746	4,795	1,384
Florida	26,448	2,265	539
Southeast	8,563	4,129	804
Other	13,969	10,455	1,118
Subtotal	$122,925	$37,752	$5,511
Total	$611,864	$44,175	$5,511

Impairments recorded during fiscal 2007 increased significantly in each of our reportable segments and most prominently in our West segment. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. The West segment experienced the most significant amount of inventory impairments as compared to our other homebuilding segments due to the fact that the number of owned land and lots in the West segment comprises approximately 28.4% of our total land and lots owned as of September 30, 2007 and the value of inventory held for development in the West segment represents approximately 34.9% of the dollar value of our held for development inventory as of September 30, 2007. In addition, our homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was driven in large part by speculative purchases and the availability of mortgage credit during those time periods which are no longer present in the marketplace. The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale.

The impairments recorded in our other homebuilding segments are primarily as a result of continued price competition brought on by the significant increase in new and resale home inventory during fiscal 2007 that has resulted in increased sales incentives and home sales price declines as we attempt to increase new orders and generate cash to the Company.

We have also recorded $48.0 million in impairments on land inventory during fiscal 2007 that we have determined does not fit within our homebuilding needs in the current environment and have thus classified as held for sale. The inventory classified as held for sale is primarily located in our West segment representing nine communities and approximately 600 lots.

In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as any preacquisition development costs. The total abandonments recorded for fiscal 2007 were $122.9 million which represented 118 communities. The West and Florida segments represented 44.1% and 21.5%, respectively, of the abandonments as the markets in those segments were among the markets with the highest levels of new and resale home supply.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of April 30 or more frequently if an event occurs or circumstances indicate that the asset might be impaired. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our operating divisions is considered a reporting unit. The fair value of each reporting unit is determined based on expected discounted future cash flows. If the carrying amount of a reporting unit exceeds its fair value, the goodwill within the reporting unit may be potentially impaired. An impairment loss is recognized if the carrying amount of the goodwill exceeds implied fair value of that goodwill. The housing market continued to deteriorate during the fiscal 2007. This deterioration has resulted in an oversupply of inventory, reduced levels of demand, increased cancellation rates, aggressive price competition and increased incentives for homes sales. Based on our impairment tests and consideration of the current and expected future market conditions, we determined that goodwill for our South Carolina, Northern California, Nevada, Florida and North Carolina reporting units was impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets and recorded non-cash, pre-tax goodwill impairment charges totaling $52.8 million during the fiscal year ended September 30, 2007. Based on our annual goodwill impairment test as of April 30, 2006, we had no impairment of goodwill during fiscal 2006. The fiscal 2005 forecasts and valuations of the respective divisions, along with weaker than anticipated local economies, particularly in the Midwest markets, and severe price competition, particularly at entry level price points, led the Company to conclude that the goodwill was impaired in accordance with SFAS 142. Accordingly, the Company recorded a $130.2 million non-cash, non tax-deductible impairment charge to write off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio, Kentucky and Charlotte, North Carolina.

Goodwill impairment charges are reported in Corporate and Unallocated and are not allocated to our homebuilding segments. Goodwill balances by reporting segment as of September 30, 2006 and 2007 were as follows.

Goodwill	September 30,	Fiscal 2007	September 30,
(in thousands)	2006	Impairments	2007

West	$55,452	$(26,418)	$29,034
Mid-Atlantic	23,286	-	23,286
Florida	13,740	(13,740)	-
Southeast	17,641	(12,597)	5,044
Other homebuilding	11,249	-	11,249
Consolidated total	$121,368	$(52,755)	$68,613

There was no change in goodwill between September 30, 2005 and 2006.

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

Income Taxes. Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes. Under SFAS 109, the provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities result from deductible or taxable amounts in future years when such assets and liabilities are recovered or settled and are measured using the enacted tax rates and laws that are expected to be in effect when the assets and liabilities are recovered or settled. We currently believe that we are likely to have sufficient taxable income in the future to realize the benefit of all of our deferred tax assets (consisting primarily of inventory valuation adjustments, reserves and accruals that are not currently deductible for tax purposes, as well as operating loss carryforwards from losses we incurred during fiscal 2007). However, some or all of these deferred tax assets could expire unused if we are unable to generate sufficient taxable income in the future to utilize them or we enter into transactions that limit our right to use them. If it became more likely than not that deferred tax assets would expire unused, we would record a valuation allowance to reflect our assessment of the recoverability of our deferred tax assets.

Other Liabilities. Other liabilities include homebuyer deposits, land purchase obligations, accrued compensation, accrued warranty costs and various other accrued expenses.

Income Recognition and Classification of Costs. Revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing was originated by Beazer Mortgage, our wholly-owned mortgage subsidiary, and the buyer had not made a sufficient initial investment as prescribed by SFAS 66, Accounting for Sales of Real-Estate, the revenue and gross profit on such sale is deferred until the sale of the related mortgage loan to a third-party investor has been completed. Revenue for condominiums under construction is recognized based on the percentage-of-completion method in accordance with SFAS 66 when certain criteria are met.

We recognized loan origination fees and expenses and gains and losses on mortgage loans when the related loans were sold to third-party investors. Beazer’s policy was to sell all mortgage loans it originates and these sales usually occur within 15 to 30 days of the closing of the home sale. Effective February 1, 2008, Beazer exited the mortgage origination business. We expect to record our mortgage origination business as a discontinued operation in the second quarter of fiscal 2008.

Sales discounts and incentives include items such as cash discounts, discounts on options included in the home, option upgrades (such as upgrades for cabinetry, countertops and flooring), and seller-paid financing or closing costs. In addition, from time to time, we may also provide homebuyers with retail gift certificates and/or other nominal retail merchandise. All sales incentives other than cash discounts are recognized as a cost of selling the home and are included in home construction and land sales expenses. Cash discounts are accounted for as a reduction in the sales price of the home.

Sales commissions are included in selling, general and administrative expenses. All expenses of operating Beazer Mortgage are included in selling, general and administrative expenses.

Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.5% to 1.5% of total revenue. Additional warranty costs are charged to cost of sales as necessary based on management’s estimate of the costs to remediate existing claims. See Note 14 for a more detailed discussion of warranty costs and related reserves.

Advertising costs of $39,013,000, $59,375,000 and $44,792,000 for fiscal years 2007, 2006 and 2005, respectively, were expensed as incurred and are included in selling, general and administrative expenses.

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

Fair Value of Financial Instruments. The fair value of our cash and cash equivalents, accounts receivable, residential mortgage loans available-for-sale, trade accounts payable, other liabilities, warehouse line and other notes payable approximate their carrying amounts due to the short maturity of these assets and liabilities and the variable interest rates on such obligations. Obligations related to consolidated inventory not owned are recorded at estimated fair value. The fair value of our model home financing obligations approximate their carrying amounts due to the variable interest rates associated with those obligations. The fair value of our publicly held junior subordinated notes is estimated by discounting scheduled cash flows through maturity and was approximately $82 million at September 30, 2007 and $96 million at September 30, 2006. The discount rate is estimated using market rates currently being offered on loans with similar terms and credit quality. The fair value of our publicly held senior notes is estimated based on the quoted bid prices for these debt instruments and was approximately $1.2 billion at September 30, 2007 and $1.5 billion at September 30, 2006.

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

We use the Black-Scholes model to value stock-settled appreciation rights (“SSARs”) and stock option grants under SFAS 123R and applied the “modified prospective method” for existing grants which required us to value the grants made prior to our adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation cost as a financing cash inflow and an operating cash outflow. Nonvested stock granted to employees is valued based on the market price of the common stock on the date of the grant. Performance based, nonvested stock granted to employees is valued using the Monte Carlo valuation method. We account for cash-settled, stock-based awards issued to employees under the recognition and measurement principles of SFAS 123R. Cash-settled, stock-based awards granted to employees are initially valued based on the market price of the underlying common stock on the date of the grant and are adjusted to fair value until vested. We account for stock awards issued to non-employees and under the recognition and measurement principles of SFAS 123R and Emerging Issues Task Force Issue No. 96-18: Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Stock options issued to non-employees are valued using the Black-Scholes option pricing model. Nonvested stock granted to non-employees is initially valued based on the market price of the common stock on the date of the grant and is adjusted to fair value until vested.

Compensation cost arising from nonvested stock granted to employees, from cash-settled, stock-based employee awards and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period. Unearned compensation is now included in paid in capital in accordance with SFAS 123R. As of September 30, 2007 and 2006, there was $21.6 million and $29.9 million, respectively, of total unrecognized compensation cost related to nonvested stock. The cost remaining at September 30, 2007 is expected to be recognized over a weighted average period of 3.7 years. For the years ended September 30, 2007, 2006 and 2005, total stock-based compensation expense, included in SG&A expenses, was $11.1 million ($7.6 million net of tax), $15.8 million ($10.7 million net of tax) and $11.9 million ($7.4 million net of tax), respectively. Included in this total stock-based compensation expense was incremental expense for stock options/SSARs of $5.8 million ($3.6 million net of tax) and $7.1 million ($4.4 million net of tax) for the years ended September 30, 2007 and 2006 related to the application of SFAS 123R.

The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share as if our stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to October 1, 2005:

Year Ended September 30,
2005

Net income	$275,899
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7,376
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,341)
Pro forma net income	$272,934

Basic EPS	$6.82
Basic EPS - pro forma	$6.74
Diluted EPS	$6.16
Diluted EPS - pro forma	$6.10

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

(2) Supplemental Cash Flow Information

During the fiscal years ended September 30, we paid interest of $148.0 million in fiscal 2007, $114.7 million in fiscal 2006 and $79.1 million in fiscal 2005. In addition, we paid income taxes of $15.8 million in fiscal 2007, $228.2 million in fiscal 2006 and $234.0 million in fiscal 2005. We also had the following non-cash activity (in thousands):

	2007	2006	2005
(Decrease) increase in consolidated inventory not owned	$(152,772)	$164,540	$-
Land acquired through issuance of notes payable	59,948	64,144	40,608
Issuance of stock under deferred bonus stock plans	2,080	1,402	1,634
Treasury shares utilized for stock split	-	-	88,150

(3) Investments in Unconsolidated Joint Ventures

As of September 30, 2007, we participated in 24 land development joint ventures in which Beazer Homes had less than a controlling interest. Equity in (loss) income of unconsolidated joint ventures was $(35.2) million, $1.3 million and $5.0 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively. Equity in loss of unconsolidated joint ventures for fiscal 2007 includes the writedown of our investment in certain of our joint ventures, specifically $28.6 million of impairments of inventory held within those ventures in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock, and $3.4 million of contractual obligation abandonments. Our joint ventures typically obtain secured acquisition and development financing. The following table presents our investment in and guarantees under our unconsolidated joint ventures, as well as total equity and outstanding borrowings of these joint ventures as of September 30, 2007 and September 30, 2006:

(in thousands)	September 30, 2007	September 30, 2006

Beazer’s investment in joint ventures	$109,143	$124,799
Total equity of joint ventures	523,597	487,726
Total outstanding borrowings of joint ventures	785,437	753,801
Beazer’s portion of loan to maintenance guarantees	7,717	20,500
Beazer’s portion of repayment guarantees	42,307	22,825

Our joint ventures typically obtain secured acquisition and development financing. Total outstanding borrowings above include $450.6 million and $460.1 million related to one joint venture in which we are a 2.58% partner. In some instances, Beazer Homes and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At September 30, 2007, these guarantees included, for certain joint ventures, construction completion guarantees, loan to value maintenance agreements, repayment guarantees and environmental indemnities. See Note 14 for further discussion of these guarantees.

(4) Inventory

Inventory consists of (in thousands):

	September 30,
	2007	2006
Homes under construction	$787,102	$1,144,750
Development projects in progress	1,546,389	1,813,720
Unimproved land held for future development	11,101	12,213
Land held for sale	49,473	30,074
Model homes	143,726	136,264
Owned inventory	$2,537,791	$3,137,021

	September 30, 2007			September 30, 2006
	Held for Development	Land Held for Sale	Total Owned Inventory	Held for Development	Land Held for Sale	Total Owned Inventory

West Segment	$868,675	$35,578	$904,253	$1,197,559	$6,411	$1,203,970
Mid-Atlantic Segment	439,712	-	439,712	449,909	-	449,909
Florida Segment	203,417	-	203,417	337,289	-	337,289
Southeast Segment	373,111	1,407	374,518	349,598	14,058	363,656
Other	407,194	12,488	419,682	559,124	9,605	568,729
Unallocated	196,209	-	196,209	213,468	-	213,468
Total	$2,488,318	$49,473	$2,537,791	$3,106,947	$30,074	$3,137,021

Homes under construction include homes finished and ready for delivery and homes in various stages of construction. We had 862 ($179.4 million) and 1,197 ($240.8 million) completed homes available for sale that were not subject to a sales contract, at September 30, 2007 and September 30, 2006, respectively.

Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

Inventory located in California, the state with our largest concentration of inventory, was $622.9 million and $859.4 million at September 30, 2007 and September 30, 2006, respectively.

We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $163.3 million at September 30, 2007. This amount includes non-refundable letters of credit of approximately $35.5 million. The total remaining purchase price, net of cash deposits, committed under all options was $1.5 billion as of September 30, 2007. Only $91.6 million of the total remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.

We expect to exercise substantially all of our option contracts with specific performance obligations and, subject to market conditions, most of our option contracts without specific performance obligations. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises.

Certain of our option contracts are with sellers who are deemed to be VIEs under FIN 46R. FIN 46R defines a VIE as an entity with insufficient equity investment to finance its planned activities without additional financial support or an entity in which the equity investors lack certain characteristics of a controlling financial interest. Pursuant to FIN 46R, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE is deemed to be the primary beneficiary of the VIE and must consolidate the VIE.

We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at September 30, 2007 and 2006 reflect consolidated inventory not owned of $237.4 million and $471.4 million, respectively. We consolidated $92.3 million and $146.6 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of September 30, 2007 and 2006, respectively. In addition, as of September 30, 2007 and 2006, we recorded $145.1 million and $324.8 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with SFAS 49. Obligations related to consolidated inventory not owned totaled $177.9 million at September 30, 2007 and $330.7 million at September 30, 2006. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

(5) Interest

Information regarding interest (in thousands) is as follows:

	Year Ended September 30,
	2007	2006	2005
Capitalized interest in inventory, beginning of year	$78,996	$50,808	$41,292
Interest incurred and capitalized	148,444	124,162	89,696
Capitalized interest impaired	(12,350)	-	-
Capitalized interest amortized to house construction and land sales expenses	(127,530)	(95,974)	(80,180)
Capitalized interest in inventory, end of year	$87,560	$78,996	$50,808

(6) Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	September 30,
	2007	2006
Building	$2,462	$5,572
Model and sales office improvements	120,275	111,603
Leasehold improvements	11,168	11,260
Machinery and equipment	26,245	26,123
Information systems	22,806	21,088
Furniture and fixtures	13,400	14,260
	196,356	189,906
Less: Accumulated depreciation	(124,674)	(113,452)
Property, plant and equipment, net	$71,682	$76,454

(7) Derivative Instruments and Hedging Activities

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

(8) Borrowings

At September 30, 2007 and 2006 we had the following long-term debt (in thousands):

Debt	Due	2007	2006
Warehouse Line	Terminated	$-	$94,881
Revolving Credit Facility	August 2011	-	-
8 5/8% Senior Notes*	May 2011	180,000	200,000
8 3/8% Senior Notes*	April 2012	340,000	350,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	118,073	89,264
Model home financing obligations	Various Dates	114,116	117,079
Unamortized debt discounts		(3,033)	(3,578)
Total		$1,857,249	$1,955,739
* Collectively, the “Senior Notes”

Warehouse Line – Effective February 7, 2007, Beazer Mortgage amended its 364-day credit agreement (the “Warehouse Line”) to extend its maturity date to February 8, 2008 and modify the maximum available borrowing capacity to $100 million, subject to compliance with the mortgage loan eligibility requirements as defined in the Warehouse Line. The Warehouse Line was secured by certain mortgage loan sales and related property. The Warehouse Line was entered into with a number of banks to fund the origination of residential mortgage loans. The maximum available borrowing capacity was subsequently reduced through amendments down to $17 million as of September 30, 2007. The Warehouse Line was not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility. There were no borrowings under the Warehouse Line at September 30, 2007. Borrowings under the Warehouse Line were $94.9 million and bore interest at 5.3% per annum as of September 30, 2006. Effective November 14, 2007, we terminated the Warehouse Line.

Revolving Credit Facility - In July 2007, we replaced our former credit facility with a new $500 million, four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks, which matures in 2011. The former credit facility included a $1 billion four-year revolving credit facility which would have matured in August 2009. The Revolving Credit Facility has a $350 million sublimit for the issuance of standby letters of credit. We have the option to elect two types of loans under the Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Revolving Credit Facility). The Revolving Credit Facility contains various operating and financial covenants. Substantially all of our significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 16).

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility at September 30, 2007 or September 30, 2006; however, we had $133.3 million and $145.6 million of letters of credit outstanding under the Revolving Credit Facility at September 30, 2007 and September 30, 2006, respectively. As of September 30, 2007, we had available borrowings of $274.9 million under the Revolving Credit Facility.

On October 10, 2007, we entered into a waiver and amendment of our Revolving Credit Facility, waiving events of default through May 15, 2008 under the facility arising from our failure to file or deliver reports or other information we would be required to file with the SEC and our decision to restate our financial statements. Under this and the October 26, 2007 amendments, any obligations under the Revolving Credit Facility will be secured by certain assets and our ability to borrow under this facility is subject to satisfaction of a secured borrowing base. We are permitted to grow the borrowing base by adding additional cash and/or real estate as collateral securing the Revolving Credit Facility. In addition, we obtained additional flexibility with respect to our financial covenants in the Revolving Credit Facility.

Senior Notes - The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the New Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends and other distributions on common stock. At September 30, 2007, under the most restrictive covenants of each indenture, approximately $27.6 million of our retained earnings was available for cash dividends, share repurchases and other restricted payments (as defined in each indenture). Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

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

In March 2007, we voluntarily repurchased $10.0 million of our outstanding 8 ⅝% and $10.0 million of our outstanding 8 ⅜% Senior Notes in the open market. The aggregate purchase price was $20.6 million, or an average of 102.8% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $562,500 pretax loss during the second quarter of fiscal 2007. On March 28, 2007, we repurchased an additional $10.0 million of our outstanding 8 ⅝% Senior Notes in the open market which were cash settled on April 2, 2007 at an aggregate purchase price of $9.85 million, or an average of 98.5% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $150,000 pretax gain. Gains/losses from note repurchases are included in other income in the accompanying Statements of Operations. Senior Notes purchased by the Company were cancelled.

In June 2006, we issued $275 million of 8 ⅛% Senior Notes due in June 2016. Interest on the 8 ⅛% Senior Notes is payable semi-annually. We may redeem these notes at any time, in whole or in part, at a redemption price equal to the principal amount thereof plus an applicable premium, as defined in the 8 ⅛% Senior Notes, plus accrued and unpaid interest.

In June 2005, we issued $300 million aggregate principal amount of 6 ⅞% Senior Notes due July 2015 (the “6 ⅞% Senior Notes”). The 6 ⅞% Senior Notes were issued at a price of 99.096% of their face amount (before underwriting and other issuance costs). In July 2005, the Company issued an additional $50 million aggregate principal amount of the 6 ⅞% Senior Notes. The additional $50 million of 6 ⅞% Senior Notes was issued at a price of 99.976% of their face amount (before underwriting and other issuance costs) and accrue interest from June 8, 2005 (the date of the original issuance of the 6 ⅞% Senior Notes). Interest on the 6 ⅞% Senior Notes is payable semi-annually. Beazer Homes may, at the Company’s option, redeem the 6 ⅞% Senior Notes in whole or in part at any time after July 2008 under certain conditions at specified redemption prices.

In June 2004, we issued $180 million aggregate principal amount of 4 ⅝% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”). In August 2004, we filed a registration statement on Form S-3 with the SEC covering resales of the Convertible Senior Notes and the common stock issuable upon conversion. The Convertible Senior Notes were issued at a price of 100% of their face amount (before underwriting and other issuance costs). Interest on the Convertible Senior Notes is payable semiannually beginning December 2004. The notes were convertible by holders into shares of our common stock at an initial conversion rate of 19.44 shares of common stock per $1,000 principal amount, under certain circumstances as defined in the agreement. During the fourth quarter of fiscal 2007, the cumulative dividends declared to date caused a change in the conversion rate per $1,000 principal amount to an adjusted conversion rate of 20.1441 shares of common stock, representing a current conversion price of $49.64 per share. We may, at our option, redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009 at certain specified redemption prices. Holders have the right to require us to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019 or if we undergo a fundamental change, as defined.

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

Other Secured Notes Payable - We periodically acquire land through the issuance of notes payable. As of September 30, 2007 and 2006, we had outstanding secured notes payable of $118.1 million and $89.3 million, respectively, primarily related to land acquisitions and development. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 7.2% to 11.0% at September 30, 2007. These notes are secured by the real estate to which they relate. During the first six months of fiscal 2008, we repaid approximately $95 million of these secured notes payable.

Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions discussed in Note 17, we have recorded $114.1 million and $117.1 million of debt as of September 30, 2007 and 2006, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points (10.22% as of September 30, 2007) and expire at various times through 2015.

As of September 30, 2007, future maturities of our borrowings are as follows (in thousands):

Year Ending September 30,
2008	$134,190
2009	57,654
2010	32,241
2011	187,107
2012	340,184
Thereafter	1,108,906
Total	$1,860,282

(9) Income Taxes

The (benefit) provision for income taxes consists of (in thousands):

	Year Ended September 30,
	2007	2006	2005
Current Federal	$(61,971)	$169,231	$256,735
Current State	1,369	19,227	31,766
Deferred Federal	(143,544)	21,885	(46,293)
Deferred State	(18,061)	4,078	(4,893)
Total	$(222,207)	$214,421	$237,315

The (benefit) provision for income taxes differs from the amount computed by applying the federal income tax statutory rate as follows (in thousands):

	Fiscal Year Ended September 30,
	2007	2006	2005
Income tax computed at statutory rate	$(221,648)	$204,140	$179,625
State income taxes, net of federal benefit	(18,510)	15,192	15,787
Impairment of non-deductible goodwill	16,634	-	45,582
Section 199 tax benefit (1)	-	(5,240)	-
Other	1,317	329	(3,679)
Total	$(222,207)	$214,421	$237,315

(1) The American Jobs Creation Act of 2004 (the “AJCA”) introduced a special tax deduction on qualified production activities. FASB Staff Position 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS 109, Accounting for Income Taxes. The provisions of AJCA were applicable to us beginning in fiscal 2006. The initial deduction was 3% of qualified production activity income in fiscal 2006. We did not qualify for this deduction in fiscal 2007 due to our net loss.

Deferred tax assets and liabilities are composed of the following (in thousands):

	September 30,
	2007	2006
Deferred tax assets:
Warranty and other reserves	$29,172	$47,332
Incentive compensation	30,855	28,478
Property, equipment and other assets	2,968	1,197
State loss carryforwards	7,030	2,682
Inventory adjustments	173,559	2,411
Other	4,964	2,232
Total deferred tax assets	248,548	84,332

Deferred tax liabilities:
Inventory adjustments	(15,599)	(12,988)
Total deferred tax liabilities	(15,599)	(12,988)

Net deferred tax assets	$232,949	$71,344

At September 30, 2007, we had U.S. state net operating loss carryforwards (“NOL”) of approximately $142 million that will expire between 2009 and 2027. We expect to fully utilize these NOLs.

Primarily as a result of recording significant inventory impairments charges during fiscal 2007, the balance of the deferred tax asset increased substantially. The net deferred tax asset of $232.9 million as of September 30, 2007 assumes that the value of these assets will be realized. In assessing the recoverability of deferred tax assets, we analyze all evidence, both positive and negative. As of September 30, 2007 the positive evidence we considered included (1) the cyclical nature of the homebuilding industry; (2) our long history of profitability; (3) the determination that we are not in a cumulative loss position; (4) our experience that no NOLs have expired unutilized; (5) our ability to carryback NOLs; and (6) the steps we are taking to improve our future profitability. As of September 30, 2007, we considered the negative evidence including (1) our fiscal 2007 loss and the expectation of losses in fiscal 2008 and (2) the uncertainty as to the timing of when the homebuilding industry will rebound. After consideration of this evidence, we believe that as of September 30, 2007, it is more likely than not that our net deferred tax assets are recoverable. If market conditions within the homebuilding industry do not improve or continue to worsen and/or our assessment of the positive and negative evidence changes, it may affect our ability to fully realize the value of these assets, which may require a valuation adjustment and additional income tax expense in our consolidated statements of operations, and such expense could be material.

In accordance with SFAS 109 and SFAS 5, Accounting for Contingencies, we establish reserves for tax contingencies that reflect our best estimate of the deductions and credits that we may be unable to sustain, or that we would be willing to concede as a part of a broader tax settlement. As of September 30, 2007 and 2006, we had recorded tax contingency reserves of $17.5 million and $15.3 million, respectively.

We are currently under examination by the Internal Revenue Service (“IRS”) for fiscal 2003 and 2004. We are also subject to various income tax examinations in the states in which we do business. During fiscal 2007, we completed a number of state examinations without any material effect on our fiscal 2007 net loss.

(10) Leases

We are obligated under various noncancelable operating leases for office facilities, model homes and equipment. Rental expense under these agreements, which is included in selling, general and administrative expenses, amounted to approximately $23.3 million, $24.0 million and $17.7 million for the years ended September 30, 2007, 2006 and 2005, respectively. This rental expense excludes model home transactions accounted for as financing arrangements in accordance with SFAS 98 as discussed in Note 8. As of September 30, 2007, future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

Year Ending September 30,
2008	$19,009
2009	14,580
2010	10,441
2011	8,480
2012	6,040
Thereafter	6,165
Total	$64,715

(11) Stockholders’ Equity

Preferred Stock. We currently have no shares of preferred stock outstanding.

Common Stock Repurchase Plan. On November 18, 2005, as part of an acceleration of our comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase of our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. During fiscal 2006, we repurchased 3,648,300 shares for an aggregate purchase price of $205.4 million, or approximately $56 per share. During fiscal 2007 and fiscal 2005, we did not repurchase any shares in the open market. At September 30, 2007, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan. We have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and is unlikely in the foreseeable future.

During fiscal 2007, 2006 and 2005, 13,946, 47,544 and 142,459 shares, respectively, were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock and restricted stock units under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $348,000, or approximately $25 per share in fiscal 2007, $2.6 million, or approximately $55 per share, in fiscal 2006, and $8.1 million, or approximately $57 per share, in fiscal 2005.

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

Dividends. For fiscal 2007, fiscal 2006 and fiscal 2005, we paid quarterly cash dividends aggregating approximately $15.6 million ($0.40 per common share), $16.1 million ($0.40 per common share) and approximately $13.9 million ($0.33 per common share), respectively. Effective November 2, 2007, our Board of Directors suspended payment of quarterly dividends. The Board concluded that suspending dividends, which will allow us to conserve approximately $16 million of cash annually, was a prudent effort in light of the continued deterioration in the housing market.

(12) Earnings Per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended September 30,
	2007	2006	2005
Basic:
Net (loss) income	$(411,073)	$368,836	$275,899
Weighted average number of common shares outstanding	38,410	39,812	40,468

Basic (loss) earnings per share	$(10.70)	$9.26	$6.82

Diluted:
Net (loss) income	$(411,073)	$368,836	$275,899
Interest on convertible debt – net of taxes	-	5,367	5,325
Net (loss) income applicable to common stockholders	$(411,073)	$374,203	$281,224

Weighted average number of common shares outstanding	38,410	39,812	40,468
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	-	3,503	3,499
Options to acquire common stock	-	504	621
Contingent shares (performance based stock)	-	35	-
Nonvested restricted stock	-	491	1,046

Diluted weighted average number of common shares outstanding	38,410	44,345	45,634

Diluted (loss) earnings per share	$(10.70)	$8.44	$6.16

In computing diluted loss per share for the fiscal year ended September 30, 2007, common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. Options to purchase 672,544 shares of common stock were not included in the computation of diluted earnings per share for the fiscal year ended September 30, 2006 because their inclusion would have been anti-dilutive. There were no options that were excluded from the computation of diluted earnings per share for the fiscal year ended September 30, 2005.

(13) Retirement Plan and Incentive Awards

401(k) Retirement Plan. We sponsor a 401(k) plan (the “Plan”). Substantially all employees are eligible for participation in the Plan after completing one calendar month of service with us. Participants may defer and contribute to the Plan from 1% to 80% of their salary with certain limitations on highly compensated individuals. We match 50% of the first 6% of the participant’s contributions. The participant’s contributions vest 100% immediately, while our contributions vest over five years. Our total contributions for the fiscal years ended September 30, 2007, 2006 and 2005 were approximately $2.8 million, $4.5 million and $3.3 million, respectively. During fiscal 2007, 2006 and 2005 participants forfeited $1.6 million, $1.2 million and $1.0 million, respectively, of unvested matching contributions.

Deferred Compensation Plan. During fiscal 2002, we adopted the Beazer Homes USA, Inc. Deferred Compensation Plan (the “DCP Plan”). The DCP Plan is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP Plan allows the executives to defer current compensation on a pre-tax basis to a future year, up until termination of employment. The objectives of the DCP Plan are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding, and retaining executives. Participation in the DCP Plan is voluntary. Beazer Homes may voluntarily make a contribution to the participants’ DCP accounts. For the years ended September 30, 2007, 2006 and 2005, Beazer Homes contributed approximately $4.7 million, $8.8 million and $4.4 million, respectively, to the DCP Plan.

Stock Incentive Plans. During fiscal 2000, we adopted the 1999 Stock Incentive Plan (the “1999 Plan”) because the shares reserved under the 1994 Stock Incentive Plan (the “1994 Plan”) had been substantially depleted. We also maintained a Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) that expired September 30, 2005. At September 30, 2007, we had reserved 11,925,000 shares of common stock for issuance under our various stock incentive plans, of which approximately 853,000 shares are available for future grants.

Stock Option and SSAR Awards. We have issued various stock option and SSAR awards to officers and key employees under both the 1999 Plan and the 1994 Plan and to non-employee directors pursuant to the Non-Employee Director Plan. Stock options have an exercise price equal to the fair market value of the common stock on the grant date, vest three years after the date of grant and may be exercised thereafter until their expiration, subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of stock options. Stock options granted prior to fiscal 2004, generally expire on the tenth anniversary from the date such options were granted. Beginning in fiscal 2004, newly granted stock options expire on the seventh anniversary from the date such options were granted. Beginning in fiscal 2007, SSARs were granted in lieu of stock options. SSARs generally vest three years after the date of grant, have an exercise price equal to the fair market value of the common stock on the date of grant and are subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of SSARs.

The following table summarizes stock option and SSARs outstanding as of September 30 and activity during the fiscal years ended September 30:

Year Ended September 30,	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,135,572	$43.82	1,654,751	$23.91	1,821,804	$19.59
Granted	538,594	38.61	945,500	67.03	289,250	38.54
Exercised	(312,501)	14.15	(415,938)	17.55	(412,125)	14.26
Forfeited	(309,286)	56.84	(48,741)	42.06	(44,178)	32.05

Outstanding at end of year	2,052,379	45.01	2,135,572	43.82	1,654,751	23.91

Exercisable at end of year	617,914	$26.36	681,753	$18.19	577,050	$15.45

The following table summarizes information about stock options and SSARs outstanding and exercisable at September 30, 2007:

	Stock Options/SSARs Outstanding			Stock Options/SSARs Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price
$6 - $9	23,115	1.97	$6.78	23,115	1.97	$6.78
$18 - $21	216,348	5.17	20.56	216,348	5.17	20.56
$24 - $29	147,183	4.53	26.83	147,183	4.53	26.83
$30 - $39	685,424	4.82	34.82	227,976	3.36	21.63
$40 - $49	241,460	6.36	43.10	-	-	-
$62 - $66	170,004	5.12	62.12	3,292	5.13	60.20
$68 - $69	568,845	5.35	68.56	-	-	-
$6 - $69	2,052,379	5.16	$45.01	617,914	4.23	$26.36

The weighted average fair value of each SSAR/option granted during the years ended September 30, 2007, 2006, and 2005 was $20.48, $29.17 and $15.80, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected life of options/SSARs granted is computed using the mid-point between the vesting period and contractual life of the options/SSARs and was a weighted average of 5.25 years for fiscal 2007 grants, 5.4 years for fiscal 2006 grants and 5.0 years for fiscal 2005 grants. Expected volatilities are based on the historical volatility of the Company’s stock and other factors and averaged 60.33%, 42.69% and 44.01% in fiscal 2007, 2006, and 2005, respectively. Expected discrete dividends of $0.10 per quarter were assumed in lieu of a continuously compounding dividend yield. The weighted average risk-free interest rate assumed was 4.66%, 4.51% and 3.39%, respectively, for fiscal 2007, 2006, and 2005.

At September 30, 2007, 1,678,548 SSARs/stock options were vested or expected to vest in the future with a weighted average exercise price of $42.51 and a weighted average expected life of 3.24 years. At September 30, 2007, the aggregate intrinsic value of SSARs/stock options outstanding, vested and expected to vest in the future and SSARs/options exercisable was approximately $34,000. The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. The intrinsic value for options/SSARs exercised in the fiscal years ended September 30, 2007, 2006 and 2005 was $8.7 million, $19.8 million and $14.6 million, respectively.

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

In fiscal 2007 and fiscal 2006, we issued 75,939 and 144,755 shares of restricted stock, respectively, to our executive officers with vesting contingent upon the achievement of performance criteria based on Beazer Homes’ total shareholder return, as defined by the award agreements, as compared to the total shareholder return of a defined peer group. The grants of performance-based, nonvested stock were valued using the Monte Carlo valuation method and had a weighted average fair value of $32.13 for fiscal 2007 grants and $67.27 for fiscal 2006 grants. One-third of the shares will be eligible to vest on dates defined in the grant agreements, generally three, four and five years after the date of grant. Depending on the level of performance achieved based on the established criteria, between 0% and 150% of the eligible shares will vest as of each applicable date.

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

For Beazer Homes and each member of the peer group, the following inputs were used in the Monte Carlo simulation model to determine fair value as of the grant date for the performance-based, nonvested awards: risk-free interest rate ranging from 4.54% to 4.8% for 2007 grants and 4.53% to 4.55% for 2006 grants; aggregate discrete dividends during the performance period ($0.10 per quarter for the company for all grants); and expected volatility ranging from 35.16% to 38.14% for 2007 grants and from 34.3% to 42.9% for 2006 grants.

We also have two incentive compensation plans (called the Value Created Incentive Plan and the Executive Value Created Incentive Plan), modeled under the concepts of economic profit or economic value added. Participants may defer a portion of their earned annual incentive compensation under the applicable plan pursuant to the terms of the Corporate Management Stock Purchase Program (the “CMSPP”). The deferred amounts are represented by restricted stock units, each of which represents the right to receive one share of Beazer Homes’ common stock upon vesting. Such shares are issued after a three-year vesting period, subject to an election for further deferral by the participant. The number of restricted stock units granted is based on a discount to the market value of our common stock at the time the bonus is earned. Should the participant’s employment terminate during the vesting period, the deferred incentive compensation is settled in cash or cash and stock, depending on the cause of termination as set forth in the CMSPP or applicable deferred compensation plan. Deferred compensation assets of $53.5 million and $48.3 million and deferred compensation liabilities of $56.4 million and $51.3 million as of September 30, 2007 and 2006, respectively, are included in other assets and other liabilities on the accompanying Consolidated Balance Sheets.

Activity relating to the nonvested stock awards for the fiscal year ended September 30, 2007 is as follows:

	Shares	Weighted Average Fair Value
Beginning of year	974,457	$50.66
Granted	287,436	39.12
Vested	(101,043)	39.26
Forfeited	(254,952)	50.15
End of year	905,898	$48.42

Compensation expense for the nonvested stock awards totaled $5.3 million, $8.7 million and $7.9 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively. The weighted average grant-date fair value of nonvested stock awards granted during the fiscal years ended September 30, 2006 and 2005 was $66.19 and $48.35, respectively.

A former Chief Financial Officer (“CFO”) resigned effective September 30, 2003. Effective October 1, 2003, Beazer Homes and this former CFO entered into a consulting and non-compete agreement pursuant to which this former CFO retained and continued to vest in various stock awards during the two-year life of the agreement which would have otherwise been forfeited upon termination and represented up to 139,227 shares of the Company’s common stock. The agreement expired September 30, 2005 at which time all remaining shares were forfeited. Compensation expense recognized for such awards totaled $4,011,000 for the fiscal year ended September 30, 2005.

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

Our warranty reserves at September 30, 2007 and 2006 include accruals for Trinity Homes LLC (“Trinity”) moisture intrusion issues discussed more fully below. Warranty reserves are included in other liabilities and provisions for warranty accruals are included in home construction and land sales expenses in the consolidated financial statements. We record reserves covering anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. While we believe that our warranty reserves are adequate, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve.

Warranty reserves, which include amounts related to the Trinity moisture intrusion issues discussed below, are as follows (in thousands):

	Fiscal Year Ended September 30,
	2007	2006	2005
Balance at beginning of year	$99,030	$136,481	$76,077
Provisions (1)	4,736	16,944	106,841
Payments	(46,713)	(54,395)	(46,437)
Balance at end of year	$57,053	$99,030	$136,481

(1) Provisions for future warranty claims in fiscal 2005 included provisions of $55.0 million for anticipated costs related to the Trinity moisture intrusion related issues. Upon review of the adequacy of the warranty reserves, it was determined that the warranty reserve as of September 30, 2007 and 2006, respectively, contained reserves in excess of anticipated claims related to the Trinity moisture intrusion related issues. As a result, the provision to warranty reserves for fiscal 2007 and 2006 was reduced by $23.8 million and $21.7 million, respectively. In addition, the Company also determined that its warranty reserve covering workmanship, materials, certain construction defects and structural elements were in excess of anticipated claims as of September 30, 2007, which resulted in an additional reduction in the provision to warranty reserves of $8.3 million in fiscal 2007.

Trinity Moisture Intrusion Reserves. We have experienced a significant number of warranty claims in our Midwest region and particularly with respect to homes built by Trinity, a subsidiary which was acquired in the Crossmann acquisition in 2002. As of September 30, 2007, there were five pending lawsuits related to such complaints received by Trinity. All five suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate. Additionally, a class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC. The parties in the class action reached a settlement agreement which was approved by the Court on October 20, 2004.

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

Under the settlement, subject to Trinity’s timely performance of the specified assessments and remediation activities for homeowners who file claims, each homeowner releases Trinity, Beazer Homes Investments, LLC and other affiliated companies, including Beazer Homes, from the claims asserted in the class action lawsuit, claims arising out of external water intrusion, claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others. No appeals of the Court’s Order approving the settlement were received by the Court within the timeframe established by the Court. We sent out the claims notices on December 17, 2004, and the Class Members had until February 15, 2005 to file claims. A total of 1,311 valid claims were filed (of the 2,161 total Class Members), of which 613 complaints had been received prior to our receipt of the claim notices. Class Members who did not file a claim by February 15, 2005 are no longer able to file a class action claim under the settlement or pursue an individual claim against Trinity. As of September 30, 2007, we had completed remediation of 1,505 homes related to 1,820 total Trinity claims.

The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred. Homes for which we receive complaints are classified into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.

As of September 30, 2007 and 2006, we accrued for our estimated cost to remediate homes that we had assessed and assigned to one of the above categories. For purposes of our accrual, we have historically assigned homes not yet assessed to categories based on our expectations about the extent of damage and trends observed from the results of assessments performed to date. In addition, beginning in the quarter ended March 31, 2005, we refined our cost estimation process to consider the subdivision of the claimant along with the categorization discussed above. Once a home is categorized, detailed budgets are used as the basis to prepare our estimated costs to remediate such home.

During fiscal 2004, we initiated a program under which we offered to repurchase a limited number of homes from specific homeowners. The program was concluded during the first quarter of fiscal 2005. We have repurchased a total of 54 homes under the program. During the fiscal years ended September 30, 2007, 2006 and 2005, we sold 15, 16 and 6 of the repurchased homes, respectively. The remaining 17 homes were acquired for an aggregate purchase price of $5.4 million and are included in owned inventory at estimated fair value less costs to sell.

The following accruals represent our best estimates of the costs to resolve all asserted complaints associated with Trinity moisture intrusion issues. We regularly review our estimates of these costs. Since the commencement of the remediation program, our remediation cost per home has continued to decrease as homes requiring more extensive repairs were addressed first and our internal processes and procedures, including enhanced contractor bid negotiations and inspections, improved as experienced gained in addressing these issues has yielded meaningful benefits on a per home basis. During fiscal 2007 and fiscal 2006, we continued to reassess our estimate of these costs and the related accruals and recorded reductions of $23.8 million and $21.7 million, respectively, based on historical experience in resolving claims to date, the number of homes remediated and current estimates to resolve remaining claims. Changes in the accrual for Trinity moisture intrusion issues during the fiscal year were as follows (in thousands):

	Fiscal Year Ended September 30,
	2007	2006	2005
Balance at beginning of year	$47,704	$80,708	$42,173
(Reductions) provisions	(23,772)	(21,700)	55,000
Payments	(11,816)	(11,304)	(16,465)
Balance at end of year	$12,116	$47,704	$80,708

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

Loan to Value Maintenance Agreements
We and our joint venture partners generally provide credit enhancements to acquisition, development and construction borrowings in the form of loan to value maintenance agreements, which can limit the amount of additional funding provided by the lenders (although not generally requiring repayment of the borrowings) to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the borrowings. During the year ended September 30, 2007, we were not required to make any payments on the loan to value maintenance guarantees. At September 30, 2007, we had total loan to value maintenance guarantees of $7.7 million related to our unconsolidated joint venture borrowings.

Repayment Guarantees
We and our joint venture partners have repayment guarantees related to certain joint venture’s borrowings. These repayment guarantees requires the repayment of all or a portion of the debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowing or files for bankruptcy. During the year ended September 30, 2007, we were not required to make payments related to any portion of the repayment guarantees. At September 30, 2007, we had repayment guarantees of $42.3 million related to the borrowings on these applicable unconsolidated joint ventures, some of which are only triggered upon bankruptcy of the joint venture.

Environmental Indemnities
Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the years ended September 30, 2007, 2006 and 2005, we were not required to make any payments related to environmental indemnities.

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

Investigations
United States Attorney, State and Federal Agency Investigations. Beazer Homes and its subsidiary, Beazer Mortgage Corporation, are under criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina and other state and federal agencies concerning the matters that have been the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors (the “Investigation”) described in Note 17. The Company is fully cooperating with these investigations.

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

Mortgage Origination Issues
The Investigation found evidence that employees of the Company’s Beazer Mortgage Corporation subsidiary violated certain federal and/or state regulations, including U.S. Department of Housing and Urban Development (“HUD”) regulations. Areas of concern uncovered by the Investigation include: down payment assistance program; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate.

We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of September 30, 2007.

Litigation
Securities Class Actions. Beazer Homes and certain of our current and former executive officers are named as defendants in a putative class action securities lawsuit filed on March 29, 2007 in the United States District Court for the Northern District of Georgia. Plaintiffs filed this action on behalf of a purported class of purchasers of Beazer Homes’ common stock between July 27, 2006 and March 27, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing materially false and misleading statements regarding our business and prospects because we did not disclose facts related to alleged improper lending practices in our mortgage origination business. Plaintiffs seek an unspecified amount of compensatory damages. Two additional lawsuits were filed subsequently on May 18, 2007 and May 21, 2007 in the United States District Court for the Northern District of Georgia making similar factual allegations and asserting class periods of July 28, 2005 through March 27, 2007, and March 30, 2005 through March 27, 2007, respectively. The court has consolidated these three lawsuits and plaintiffs are expected to file a consolidated amended complaint within thirty days after the filing of this Form 10-K with the SEC. The Company intends to vigorously defend against these actions.

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

ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes 401(k) Plan, naming Beazer Homes, certain of its current and former officers and directors and the Benefits Administration Committee as defendants. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (“ERISA”) as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently on May 11, 2007, May 14, 2007, June 15, 2007 and July 27, 2007 in the United States District Court for the Northern District of Georgia making similar allegations. The court has consolidated these five lawsuits, and the plaintiffs are expected to file a consolidated amended complaint within thirty days after the filing of this Form 10-K with the SEC. The Company intends to vigorously defend against these actions.

Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. Beazer Homes’ subsidiaries, Beazer Homes Corp. and Beazer Mortgage Corporation, were named as defendants in a putative class action lawsuit filed on March 23, 2007 in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division. The complaint was filed as a putative class action. The purported class is defined as North Carolina residents who purchased homes in subdivisions in North Carolina containing homes constructed by the defendants where the foreclosure rate is allegedly significantly higher than the state-wide average. The complaint alleged that the defendants utilized unfair trade practices to allow low-income purchasers to qualify for loans they allegedly could not afford, resulting in foreclosures that allegedly diminished plaintiffs’ property values. Plaintiffs sought an unspecified amount of compensatory damages and also requested that any damage award be trebled. On April 25, 2008, the District Court dismissed all causes of action with prejudice. If Plaintiffs file a motion for reconsideration of the District Court’s decision or appeal the judgment of the District Court, the defendants will continue to vigorously defend this action.

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

On October 29, 2007, we notified the court and the trustees that we had successfully concluded a consent solicitation concerning the notes at issue. Because the consents provide us with a waiver of any and all defaults under the indentures at issue that may have occurred or may occur prior to May 15, 2008 due to our failure to file or deliver reports or other information we would be required to file with the SEC, we continued to request the court to rule on our demand for declaratory judgment. In response to our notice of successful consent solicitation, the trustees requested the court to deny our request for a ruling on the merits and dismiss the action, without prejudice, on the ground that there is no justiciable controversy ripe for determination. We opposed the trustees’ suggestion of mootness and requested the court to grant us declaratory judgment.

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

Other Matters

EPA Information Request. In November 2003, Beazer Homes received a request for information from the U.S. Environmental Protection Agency (the “EPA”) pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of September 30, 2007, no monetary penalties have been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

In 2006, we received two Administrative Orders issued by the New Jersey Department of Environmental Protection. The Orders allege certain violations of wetlands disturbance permits. The two Orders assess proposed fines of $630,000 and $678,000, respectively. We have met with the Department to discuss their concerns on the two affected projects and have requested hearings on both matters. We believe that we have significant defenses to the alleged violations and intend to contest the agency’s findings and the proposed fines. We are currently pursuing settlement discussions with the Department. A hearing before the judge has been postponed pending settlement discussions.

We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions, most relating to construction defects, moisture intrusion claims and product liability. Certain of the liabilities resulting from these actions are covered in whole or part by insurance. In our opinion, based on our current assessment, the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows. We have accrued $17.6 million and $18.5 million in other liabilities related to these matters as of September 30, 2007 and 2006, respectively.

We had outstanding letters of credit and performance bonds of approximately $134.3 million and $580.9 million, respectively, at September 30, 2007 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $37.8 million relating to our land option contracts discussed in Note 4.

(15)  Segment Information

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
Mid-Atlantic: Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia and West Virginia
Florida
Southeast: Georgia, North Carolina, South Carolina and Nashville, Tennessee
Other Homebuilding: Colorado, Indiana, Kentucky, Ohio, Texas and Memphis, Tennessee

Management’s evaluation of segment performance is based on segment operating income, which for our homebuilding segments is defined as homebuilding and land sale revenues less home construction, land development and land sales expense, depreciation and amortization and certain selling, general and administrative expenses which are incurred by or allocated to our homebuilding segments. Segment operating income for our Financial Services segment is defined as revenues less costs associated with our mortgage operations and certain selling, general and administrative expenses incurred by or allocated to the Financial Services segment. The accounting policies of our segments are those described in Note 1. The following information is in thousands:

	Fiscal Year Ended September 30,
	2007	2006	2005
Revenue
West	$1,109,051	$1,828,731	$1,935,310
Mid-Atlantic	520,268	946,663	848,083
Florida	389,814	684,563	598,950
Southeast	742,125	885,037	761,030
Other Homebuilding	697,399	965,244	803,553
Financial Services	47,437	65,947	62,253
Intercompany elimination	(15,275)	(19,681)	(16,206)
Consolidated total	$3,490,819	$5,356,504	$4,992,973

	Fiscal Year Ended September 30,
Operating (loss) income	2007	2006	2005
West	$(253,685)	$252,389	$430,204
Mid-Atlantic	(44,938)	203,550	210,054
Florida	(47,230)	139,194	83,833
Southeast	34,283	78,288	67,174
Other Homebuilding	(59,308)	(5,420)	5,218
Financial Services	3,299	17,366	21,368
Segment operating (loss) income	(367,579)	685,367	817,851
Corporate and unallocated (a)	(238,322)	(105,903)	(311,370)
Total operating (loss) income	(605,901)	579,464	506,481
Equity in (loss) income of unconsolidated joint ventures	(35,154)	1,343	5,021
Other income, net	7,775	2,450	1,712
(Loss) income before income taxes	$(633,280)	$583,257	$513,214

	Fiscal Year Ended September 30,
Depreciation and amortization	2007	2006	2005
West	$11,966	$16,936	$14,924
Mid-Atlantic	4,194	5,287	4,462
Florida	1,995	2,652	1,780
Southeast	4,306	4,718	4,485
Other Homebuilding	6,657	8,244	6,752
Financial Services	448	461	454
Segment depreciation and amortization	29,566	38,298	32,857
Corporate and unallocated	4,028	4,127	3,211
Total depreciation and amortization	$33,594	$42,425	$36,068

	September 30,
Assets	2007	2006
West	$940,161	$1,410,812
Mid-Atlantic	546,182	564,524
Florida	242,733	418,380
Southeast	403,472	435,771
Other homebuilding	469,520	643,164
Financial Services	99,710	205,669
Corporate and unallocated (b)	1,228,243	1,036,351
Consolidated total	$3,930,021	$4,714,671

(a)
Corporate and unallocated includes the amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. Fiscal 2007 and fiscal 2006 include reductions of $23.8 million and $21.7 million, respectively, in the accrual and costs related to construction defect claims for moisture intrusion in Indiana (see Note 14). Fiscal 2007 also includes $17.0 million related to legal, investigative and consulting costs related to the internal investigation. Fiscal 2005 includes $55.0 million of warranty expenses associated with construction defect claims for water intrusion in Indiana (Note 14). Fiscal 2007 includes a $52.8 million non-cash goodwill impairment charge to write-off all of the goodwill allocated to certain underperforming markets in Florida, Nevada, Northern California, North Carolina and South Carolina. Fiscal 2005 also includes a $130.2 million non-cash, non-tax deductible goodwill impairment charge to write-off substantially all of the goodwill allocated to certain underperforming markets in Indiana, Ohio and Kentucky in our other homebuilding segment ($116.6 million) and Charlotte, North Carolina in our Southeast segment ($13.6 million). There was no change in goodwill from September 30, 2005 to September 30, 2006 (See Note 1).

(b)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, and capitalized interest and other corporate items that are not allocated to the segments.

(16)	Supplemental Guarantor Information

As discussed in Note 8, our obligations to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of our subsidiaries. Certain of our title and warranty subsidiaries and Beazer Mortgage do not guarantee our Senior Notes or our Revolving Credit Facility. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. We have determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
September 30, 2007
(in thousands)

ASSETS	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Cash and cash equivalents	$447,296	$-	$9,700	$1,559	$(4,218)	$454,337
Restricted cash	-	5,171	-	-	-	5,171
Accounts receivable	-	44,449	1,038	14	-	45,501
Income tax receivable	63,981	-	-	-	-	63,981
Owned inventory	-	2,537,791	-	-	-	2,537,791
Consolidated inventory not owned	-	237,382	-	-	-	237,382
Residential mortgage loans available-for-sale	-	-	781	-	-	781
Investments in unconsolidated joint ventures	3,093	106,050	-	-	-	109,143
Deferred tax assets	232,537	-	412	-	-	232,949
Property, plant and equipment, net	-	70,979	701	2	-	71,682
Goodwill	-	68,613	-	-	-	68,613
Investments in subsidiaries	1,397,158	-	-	-	(1,397,158)	-
Intercompany	956,941	(1,039,576)	50,774	6,729	25,132	-
Other assets	19,650	75,812	269	6,959	-	102,690
Total Assets	$3,120,656	$2,106,671	$63,675	$15,263	$(1,376,244)	$3,930,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$-	$118,030	$-	$-	$-	$118,030
Other liabilities	60,419	372,050	4,958	7,657	8,005	453,089
Intercompany	(2,661)	-	-	2,661	-	-
Obligations related to consolidated inventory not owned	-	177,931	-	-	-	177,931
Senior Notes (net of discounts of $3,033)	1,521,967	-	-	-	-	1,521,967
Junior subordinated notes	103,093	-	-	-	-	103,093
Other secured notes payable	-	118,073	-	-	-	118,073
Model home financing obligations	114,116	-	-	-	-	114,116
Total Liabilities	1,796,934	786,084	4,958	10,318	8,005	2,606,299

Stockholders’ Equity	1,323,722	1,320,587	58,717	4,945	(1,384,249)	1,323,722

Total Liabilities and Stockholders’ Equity	$3,120,656	$2,106,671	$63,675	$15,263	$(1,376,244)	$3,930,021

Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
September 30, 2006
(in thousands)

ASSETS	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp.	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Cash and cash equivalents	$254,915	$-	$10,664	$829	$(98,838)	$167,570
Restricted cash	-	4,873	-	-	-	4,873
Accounts receivable	-	333,514	4,331	188	-	338,033
Owned inventory	-	3,137,021	-	-	-	3,137,021
Consolidated inventory not owned	-	471,441	-	-	-	471,441
Residential mortgage loans available-for-sale	-	-	92,157	-	-	92,157
Investments in unconsolidated joint ventures	3,093	121,706	-	-	-	124,799
Deferred tax assets	70,847	-	497	-	-	71,344
Property, plant and equipment, net	-	75,498	954	2	-	76,454
Goodwill	-	121,368	-	-	-	121,368
Investments in subsidiaries	1,858,513	-	-	-	(1,858,513)	-
Intercompany	1,365,588	(1,550,974)	52,568	5,792	127,026	-
Other assets	22,751	76,908	2,419	7,533	-	109,611
Total Assets	$3,575,707	$2,791,355	$163,590	$14,344	$(1,830,325)	$4,714,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$-	$139,876	$132	$-	$-	$140,008
Other liabilities	75,407	454,506	9,168	8,310	10,363	557,754
Intercompany	(1,761)	-	-	1,761	-	-
Obligations related to consolidated inventory not owned	-	330,703	-	-	-	330,703
Senior Notes (net of discounts of $3,578)	1,551,422	-	-	-	-	1,551,422
Junior subordinated notes	103,093	-	-	-	-	103,093
Warehouse Line	-	-	94,881	-	-	94,881
Other secured notes payable	-	89,264	-	-	-	89,264
Model home financing obligations	117,079	-	-	-	-	117,079
Total Liabilities	1,845,240	1,014,349	104,181	10,071	10,363	2,984,204

Stockholders’ Equity	1,730,467	1,777,006	59,409	4,273	(1,840,688)	1,730,467

Total Liabilities and Stockholders’ Equity	$3,575,707	$2,791,355	$163,590	$14,344	$(1,830,325)	$4,714,671

Beazer Homes USA, Inc.
Consolidating Statements of Operations
(in thousands)

For the fiscal year ended September 30, 2007	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Total revenue	$-	$3,464,800	$39,369	$1,925	$(15,275)	$3,490,819

Home construction and land sales expenses	148,444	2,832,130	-	-	(36,189)	2,944,385
Inventory impairments and option contract abandonments	-	611,864	-	-	-	611,864
Gross (loss) profit	(148,444)	20,806	39,369	1,925	20,914	(65,430)
Selling, general and administrative expenses	-	412,759	40,348	1,015	-	454,122
Depreciation and amortization	-	33,176	418	-	-	33,594
Goodwill impairment	-	52,755	-	-	-	52,755
Operating (loss) income	(148,444)	(477,884)	(1,397)	910	20,914	(605,901)
Equity in loss of unconsolidated joint ventures	-	(35,154)	-	-	-	(35,154)
Other income, net	-	7,320	276	179	-	7,775
(Loss) income before income taxes	(148,444)	(505,718)	(1,121)	1,089	20,914	(633,280)
(Benefit from) provision for income taxes	(56,820)	(173,380)	(429)	417	8,005	(222,207)
Equity in income (loss) of subsidiaries	(319,449)	-	-	-	319,449	-
Net (loss) income	$(411,073)	$(332,338)	$(692)	$672	$332,358	$(411,073)

For the fiscal year ended September 30, 2006
Total revenue	$-	$5,318,829	$54,483	$2,873	$(19,681)	$5,356,504

Home construction and land sales expenses	124,162	3,984,825	-	-	(47,869)	4,061,118
Inventory impairments and option contract abandonments	-	44,175	-	-	-	44,175
Gross (loss) profit	(124,162)	1,289,829	54,483	2,873	28,188	1,251,211
Selling, general and administrative expenses	-	584,911	43,666	745	-	629,322
Depreciation and amortization	-	41,999	426	-	-	42,425
Operating (loss) income	(124,162)	662,919	10,391	2,128	28,188	579,464
Equity in income of unconsolidated joint ventures	-	1,343	-	-	-	1,343
Royalty and management fee expenses	-	3,098	(3,098)	-	-	-
Other income, net	-	2,284	-	166	-	2,450
Income before income taxes	(124,162)	669,644	7,293	2,294	28,188	583,257
(Benefit from) provision for income taxes	(45,646)	246,180	2,681	843	10,363	214,421
Equity in income of subsidiaries	447,352	-	-	-	(447,352)	-
Net income	$368,836	$423,464	$4,612	$1,451	$(429,527)	$368,836

For the fiscal year ended September 30, 2005
Total revenue	$-	$4,953,865	$54,171	$1,143	$(16,206)	$4,992,973

Home construction and land sales expenses	89,696	3,702,543	-	-	(25,722)	3,766,517
Inventory impairments and option contract abandonments	-	5,511	-	-	-	5,511
Gross (loss) profit	(89,696)	1,245,811	54,171	1,143	9,516	1,220,945
Selling, general and administrative expenses	-	509,653	38,283	225	-	548,161
Depreciation and amortization	-	35,667	401	-	-	36,068
Goodwill impairment	-	130,235	-	-	-	130,235
Operating (loss) income	(89,696)	570,256	15,487	918	9,516	506,481
Equity in income of unconsolidated joint ventures	-	5,021	-	-	-	5,021
Royalty and management fee expenses	-	3,093	(3,093)	-	-	-
Other income, net	-	1,621	-	91	-	1,712
Income before income taxes	(89,696)	579,991	12,394	1,009	9,516	513,214
(Benefit from) provision for income taxes	(33,081)	261,943	4,571	372	3,510	237,315
Equity in income of subsidiaries	332,514	-	-	-	(332,514)	-
Net income	$275,899	$318,048	$7,823	$637	$(326,508)	$275,899

(a)	Effective January 2006, Beazer Mortgage Corp. is no longer a guarantor of the Senior Notes.

Beazer Homes USA, Inc.
Consolidating Statements of Cash Flows
(in thousands)

For the fiscal year ended September 30, 2007	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.

Net cash provided by operating activities	$(329,882)	$745,770	$92,716	$767	$-	$509,371
Cash flows from investing activities:
Capital expenditures	-	(29,309)	(165)	-	-	(29,474)
Investments in unconsolidated joint ventures	(3,093)	(21,412)	-	-	-	(24,505)
Changes in restricted cash	-	(298)	-	-	-	(298)
Distributions from and proceeds from sale of unconsolidated joint ventures	-	2,229	-	-	-	2,229
Net cash used in investing activities	(3,093)	(48,790)	(165)	-	-	(52,048)
Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	-	-	169,888	-	-	169,888
Repayment of credit facilities and warehouse line	-	-	(264,769)	-	-	(264,769)
Repayment of other secured notes payable	-	(31,139)	-	-	-	(31,139)
Repurchase of senior notes	(30,413)	-	-	-	-	(30,413)
Borrowings under model home financing obligations	5,919	-	-	-	-	5,919
Repayment of model home financing obligations	(8,882)	-	-	-	-	(8,882)
Advances (to) from subsidiaries	569,568	(665,841)	1,690	(37)	94,620	-
Debt issuance costs	(1,935)	-	(324)	-	-	(2,259)
Proceeds from stock option exercises	4,422	-	-	-	-	4,422
Common stock redeemed	(348)	-	-	-	-	(348)
Tax benefit from stock transactions	2,635	-	-	-	-	2,635
Dividends paid	(15,610)	-	-	-	-	(15,610)
Net cash (used in)/provided by financing activities	525,356	(696,980)	(93,515)	(37)	94,620	(170,556)
Increase/(decrease) in cash and cash equivalents	192,381	-	(964)	730	94,620	286,767
Cash and cash equivalents at beginning of year	254,915	-	10,664	829	(98,838)	167,570
Cash and cash equivalents at end of year	$447,296	$-	$9,700	$1,559	$(4,218)	$454,337

For the fiscal year ended September 30, 2006
Net cash (used in)/provided by operating activities	$(95,117)	$(200,873)	$(83,543)	$1,537	$-	$(377,996)
Cash flows from investing activities:
Capital expenditures	-	(54,456)	(630)	(2)	-	(55,088)
Investments in unconsolidated joint ventures	(3,093)	(46,365)	-	-	-	(49,458)
Changes in restricted cash	-	(4,873)	-	-	-	(4,873)
Distributions from and proceeds from sale of unconsolidated joint ventures	-	4,655	-	-	-	4,655
Net cash used in investing activities	(3,093)	(101,039)	(630)	(2)	-	(104,764)
Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	1,634,100	-	303,428	-	-	1,937,528
Repayment of credit facilities and warehouse line	(1,634,100)	-	(208,547)	-	-	(1,842,647)
Repayment of other secured notes payable	-	(20,934)	-	-	-	(20,934)
Borrowings under senior notes	275,000	-	-	-	-	275,000
Borrowings under junior subordinated notes	103,093					103,093
Borrowings under model home financing obligations	117,365	-	-	-	-	117,365
Repayment of model home financing obligations	(286)	-	-	-	-	(286)
Advances (to) from subsidiaries	(313,515)	322,846	658	(1,097)	(8,892)	-
Debt issuance costs	(6,274)	-	(932)	-	-	(7,206)
Proceeds from stock option exercises	7,298	-	-	-	-	7,298
Common stock redeemed	(2,624)	-	-	-	-	(2,624)
Treasury stock purchases	(205,416)	-	-	-	-	(205,416)
Tax benefit from stock transactions	8,205	-	-	-	-	8,205
Dividends paid	(16,144)	-	-	-	-	(16,144)
Net cash (used in)/provided by financing activities	(33,298)	301,912	94,607	(1,097)	(8,892)	353,232
(Decrease)/increase in cash and cash equivalents	(131,508)	-	10,434	438	(8,892)	(129,528)
Cash and cash equivalents at beginning of year	386,423	-	230	391	(89,946)	297,098
Cash and cash equivalents at end of year	$254,915	$-	$10,664	$829	$(98,838)	$167,570

(a)	Effective January 2006, Beazer Mortgage Corp. is no longer a guarantor of the Senior Notes.

Beazer Homes USA, Inc.
Consolidating Statements of Cash Flows
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Beazer Mortgage Corp. (a)	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fot the fiscal year ended September 30, 2005
Net cash (used in)/provided by operating activities	$(50,545)	$(1,876)	$6,926	$(661)	$-	$(46,156)
Cash flows from investing activities:
Capital expenditures	-	(48,078)	(359)	-	-	(48,437)
Investments in unconsolidated joint ventures	-	(42,619)	-	-	-	(42,619)
Distributions from and proceeds from sale of unconsolidated joint ventures	-	5,597	-	-	-	5,597
Net cash used in investing activities	-	(85,100)	(359)	-	-	(85,459)
Cash flows from financing activities:
Repayment of term loan	(200,000)	-	-	-	-	(200,000)
Borrowings under credit facility	439,700	-	-	-	-	439,700
Repayment of credit facility	(439,700)	-	-	-	-	(439,700)
Repayment of other secured notes payable	-	(16,776)	-	-	-	(16,776)
Borrowings under senior notes	346,786	-	-	-	-	346,786
Repayment of model home financing obligations	(1,118)	-	-	-	-	(1,118)
Advances (to) from subsidiaries	(79,751)	103,752	(7,030)	956	(17,927)	-
Debt issuance costs	(4,958)	-	-	-	-	(4,958)
Proceeds from stock option exercises	5,875	-	-	-	-	5,875
Common stock redeemed	(8,092)	-	-	-	-	(8,092)
Dividends paid	(13,884)	-	-	-	-	(13,884)
Net cash provided by/(used in) financing activities	44,858	86,976	(7,030)	956	(17,927)	107,833
(Decrease)/increase in cash and cash equivalents	(5,687)	-	(463)	295	(17,927)	(23,782)
Cash and cash equivalents at beginning of year	392,110	-	693	96	(72,019)	320,880
Cash and cash equivalents at end of year	$386,423	$-	$230	$391	$(89,946)	$297,098

(a) Effective January 2006, Beazer Mortgage Corp. is no longer a guarantor of the Senior Notes.

(17) Restatement of Consolidated Financial Statements

Subsequent to the issuance of the fiscal 2006 consolidated financial statements, in April 2007, the Audit Committee of the Board of Directors initiated an independent investigation of our mortgage origination business through independent legal counsel and independent forensic accountants. During the course of this investigation, the Audit Committee determined that our mortgage origination practices related to certain loans in prior periods violated certain applicable federal and/or state origination requirements. During the course of the investigation, the Audit Committee also discovered accounting and financial reporting errors and/or irregularities resulting primarily from (1) inappropriate accumulation of reserves and/or accrued liabilities associated with land development and house costs (“Inventory Reserves”) and the subsequent improper release of such reserves and accrued liabilities and (2) inaccurate revenue recognition with respect to certain model home sale-leaseback transactions (“Model Home Sale-Leasebacks”). In conjunction with the restatement of the items above, we also made corresponding capitalized interest, capitalized indirect costs, and income tax adjustments to our consolidated financial statements (included in the “Other” and “Provision for Tax” columns) as these balances were impacted by the aforementioned adjustments. We also made other adjustments to our consolidated financial statements relating to corrections of accounting and financial reporting errors and/or irregularities, some errors previously identified, but historically not considered to be material to require correction and some errors and irregularities discovered as part of the restatement process, consisting of (1) reclassifying model home furnishings and sales office leasehold improvements from owned inventory to property, plant and equipment, net in the amount of $47.0 million at September 30, 2006; (2) reclassifying depreciation and amortization of model home furnishings and sales office leasehold improvements from home construction and land sales expenses to depreciation and amortization in the amount of $32.1 million and $26.8 million for the fiscal years ended September 30, 2006 and 2005, respectively; (3) recognizing total revenue ($11.6 million) and home construction and land sales expenses ($8.7 million) for the fiscal year ended September 30, 2006 related to inappropriate revenue recognition timing in the fiscal year ended September 30, 2005 for certain home closings in California; (4) reclassifying the results of operations from our fiscal 2005 title services from other income, net ($5.9 million) to total revenue ($8.1 million) and selling, general and administrative (“SG&A”) expenses ($2.2 million); (5) reclassifying $5.0 million from restricted cash at September 30, 2006 to cash and cash equivalents as such amount was determined not to be restricted; (6) recognizing the reversal of certain warranty accruals related to our captive insurance subsidiary in the fiscal years prior to fiscal 2005 ($8.7 million), as reflected in the prior period restatement caption in the Consolidated Statements of Stockholders’ Equity, instead of the previously presented reversal of $8.7 million in warranty accruals through home construction and land sales expenses for the fiscal year ended September 30, 2005; (7) certain other miscellaneous immaterial adjustments; and (8) the related tax effects of the adjustments described in (1) through (7) above.

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

Model Home Sale-Leaseback Accounting
During the course of the Investigation, we also identified the existence of a continuing interest in the potential appreciation of model homes sold in certain sale-leaseback transactions to investors. Due to this continuing interest, these model home transactions did not qualify for sale-leaseback accounting, and, instead, should have been accounted for as financing transactions in accordance with GAAP. The restatement of these transactions will primarily relate to timing differences that have had and will have the effect of shifting revenue and income from the date of the original transaction to the future period in which the “leases” are terminated.

Summary of the Cumulative Effect of Restatement Adjustments to Previously Reported Beginning Retained Earnings

(in thousands)	For the fiscal year beginning October 1, 2004
Beginning retained earnings, as reported	$741,701
Inventory reserves	49,478
Model home sale-leasebacks	348
Other	(7,621)
Provision for income taxes	(8,061)
Cumulative restatement adjustments to beginning retained earnings	34,144
Beginning retained earnings, as restated	$775,845

Summary of the Effect of the Restatement of the Company’s Financial Statements

The following tables set forth the effect of the restatement of the Company’s Consolidated Balance Sheet as of September 30, 2006 and its Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2006 and 2005 (in thousands):

Consolidated Balance Sheet	As of September 30, 2006
		Adjustments
	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	As Restated
Cash and cash equivalents	$162,570	$-	$-	$5,000	$167,570
Restricted cash	9,873	-	-	(5,000)	4,873
Accounts receivable	333,571	-	-	4,462	338,033
Owned inventory	3,048,891	50,533	92,971	(55,374)	3,137,021
Total inventory	3,520,332	50,533	92,971	(55,374)	3,608,462
Investments in unconsolidated joint ventures	122,799	-	-	2,000	124,799
Deferred tax assets	59,842	-	-	11,502	71,344
Property, plant and equipment, net	29,465	-	-	46,989	76,454
Other assets	107,454	-	2,158	(1)	109,611
Total assets	4,559,431	50,533	95,129	9,578	4,714,671
Trade accounts payable	141,131	-	-	(1,123)	140,008
Other liabilities	547,014	10,350	-	390	557,754
Model home financing obligations	-	-	117,079	-	117,079
Total liabilties	2,857,508	10,350	117,079	(733)	2,984,204
Paid in capital	528,376	-	-	950	529,326
Retained earnings	1,362,958	40,183	(21,950)	9,361	1,390,552
Total stockholders’ equity	1,701,923	40,183	(21,950)	10,311	1,730,467
Total liabilities and stockholders’ equity	4,559,431	50,533	95,129	9,578	4,714,671

Consolidated Statements of Operations		Fiscal Year Ended September 30, 2006
		Adjustments
	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	Provision for tax	Reclass	As Restated
Total revenue	$5,462,003	$-	$(117,079)	$11,580	$-	-	$5,356,504
Home construction and land sales expenses	4,201,318	27,514	(91,453)	(32,086)	-	(44,175)	4,061,118
Inventory impairments and option contract abandonments	-	-	-	-	-	44,175	44,175
Gross profit	1,260,685	(27, 514)	(25,626)	43,666	-	-	1,251,211
Selling, general and administrative expenses	649,010	-	(3,217)	(6,167)	-	(10,304)	629,322
Depreciation and amortization	-	-	-	32,121	-	10,304	42,425
Operating income	611,675	(27,514)	(22,409)	17,712	-	-	579,464
Equity in (loss) income of unconsolidated joint ventures	(772)	-	-	2,115	-	-	1,343
Other income, net	2,311	-	-	139	-	-	2,450
Income before taxes	613,214	(27,514)	(22,409)	19,966	-	-	583,257
Provision for income taxes	224,453				(10,032)		214,421
Net income	$388,761						$368,836

Earnings per share - basic	$9.76						$9.26
Earnings per share - diluted	$8.89						$8.44

Consolidated Statements of Operations	Fiscal Year Ended September 30, 2005
		Adjustments
	As Previously Reported	Inventory Reserves	Model Home Sale-Leaseback	Other	Provision for tax	Reclass	As Restated
Total revenue	$4,995,353	$-	$1,118	$(3,498)	$-	$-	$4,992,973
Home construction and land sales expenses	3,823,300	(18,219)	1,025	(34,078)	-	(5,511)	3,766,517
Inventory impairments and option contract abandonments	-	-	-	-	-	5,511	5,511
Gross profit	1,172,053	18,219	93	30,580	-	-	1,220,945
Selling, general and administrative expenses	554,900	-	(18)	2,508	-	(9,229)	548,161
Depreciation and amortization	-	-	-	26,839	-	9,229	36,068
Goodwill impairment	130,235	-	-	-	-	-	130,235
Operating income	486,918	18,219	111	1,233	-	-	506,481
Equity in income of unconsolidated joint ventures	5,021	-	-	-	-	-	5,021
Other income, net	7,395	-	-	(5,683)	-	-	1,712
Income before taxes	499,334	18,219	111	(4,450)	-	-	513,214
Provision for income taxes	236,810				505		237,315
Net income	$262,524						$275,899

Earnings per share - basic	$6.49						$6.82
Earnings per share - diluted	$5.87						$6.16

Consolidated Statements of Cash Flows	Fiscal Year Ended September 30, 2006
	As Previously Reported	Adjustments	As Restated

Net income	$388,761	$(19,925)	$368,836
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,304	32,121	42,425
Inventory impairments and option contract abandonments	43,477	698	44,175
Deferred income tax benefit	41,487	(15,524)	25,963
Tax benefit from stock transactions	-	(8,205)	(8,205)
Equity in loss (income) of unconsolidated joint ventures	772	(2,115)	(1,343)
Changes in operating assets and liabilities:
Increase in accounts receivable	(171,251)	(10,388)	(181,639)
Increase in inventory	(430,345)	(56,382)	(486,727)
Increase in other assets	(19,462)	(1,274)	(20,736)
Decrease in trade accounts payable	(492)	(1,149)	(1,641)
Decrease in other liabilities	(92,342)	9,298	(83,044)
Other changes	680	(688)	(8)
Net cash used in operating activities	(304,463)	(73,533)	(377,996)
Capital expenditures	(11,542)	(43,546)	(55,088)
Changes in restricted cash	(9,873)	5,000	(4,873)
Net cash used in investing activities	(66,218)	(38,546)	(104,764)
Borrowings under model home financing obligations	-	117,365	117,365
Repayments of model home financing obligations	-	(286)	(286)
Net cash provided by financing activities	236,153	117,079	353,232
Decrease in cash and cash equivalents	(134,528)	$5,000	$(129,528)
Cash and cash equivalents at end of year	$162,570	$5,000	$167,570

Consolidated Statements of Cash Flows	Fiscal Year Ended September 30, 2005
	As Previously Reported	Adjustments	As Restated

Net income	$262,524	$13,375	$275,899
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,229	26,839	36,068
Deferred income tax benefit	(54,631)	3,445	(51,186)
Changes in operating assets and liabilities:
Increase in accounts receivable	(91,306)	6,669	(84,637)
Increase in inventory	(572,114)	(21,407)	(593,521)
Increase in other assets	(16,775)	(5)	(16,780)
Increase in other liabilities	199,076	9,718	208,794
Other changes	1,333	(527)	806
Net cash used in operating activities	(84,263)	38,107	(46,156)
Capital expenditures	(13,448)	(34,989)	(48,437)
Investments in unconsolidated joint ventures	(40,619)	(2,000)	(42,619)
Net cash used in investing activities	(48,470)	(36,989)	(85,459)
Repayments of model home financing obligations	-	(1,118)	(1,118)
Net cash provided by financing activities	$108,951	$(1,118)	$107,833

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beazer Homes USA, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the consolidated financial statements, the accompanying fiscal 2006 and 2005 consolidated financial statements have been restated.

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on October 1, 2005, based on the modified prospective application transition method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 12, 2008 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
May 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.:
Atlanta, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Beazer Homes USA, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of September 30, 2007, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Control Environment – The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the actions of its employees, and is the foundation for all other components of internal control over financial reporting. The Company did not maintain an effective control environment.  The following deficiencies in the Company’s control environment as of September 30, 2007 have been identified, each of which is considered to be a material weakness.

●	Code of Conduct Violations

The operating effectiveness of the Company’s Code of Business Conduct and Ethics Policy (the “Code”), which governs the execution by employees of their duties and responsibilities within established procedures, was deficient.  As a result, the Code was not consistently and strictly adhered to, including by certain of the Company’s former executive officers, and violations of the Code were not promptly and appropriately reported. This deficiency led to an environment where improper and erroneous accounting information was utilized related to certain transactions and financial statement matters and inappropriate decisions could have been made, and were made, including with respect to certain model home sale-leaseback transactions and certain home closings in California, that were not in accordance with GAAP.

●	Compliance With Laws and Regulations

The design of the Company’s controls related to the Company’s mortgage origination practices was not sufficient to ensure compliance with all applicable laws, rules, and regulations, or to enable a determination of the financial statement impact of such violations to the Company’s financial statement amounts and disclosures. This resulted in the violation of certain applicable federal and/or state regulations, and could result in reimbursement of losses and payment of regulatory and/or criminal fines.

●	Segregation of Duties

The Company’s former Chief Accounting Officer had primary review and oversight responsibilities for many financial reporting activities and controls designed to ensure the accuracy of our financial statements. This lack of segregation of duties was a deficiency in the design of the Company’s internal control over financial reporting that allowed for improprieties or errors in the application of accounting practices to go undetected.

●	Management Override and Collusion

Based on the results of the independent investigation by the Company’s Audit Committee, the Company believes that its former Chief Accounting Officer caused or permitted deficiencies to occur in the operating effectiveness of the Company’s internal controls through the override of certain documentation and financial accounting and reporting controls. In addition, the results of the investigation uncovered collusion with some of the Company’s business unit employees to inappropriately manipulate earnings.

Accounting Policy, Procedures, and Controls – There was a material weakness in the design of the Company’s accounting policies, procedures, and controls specifically related to the application of GAAP in accounting for (1) certain estimates involving significant management judgments. Specifically the Company’s policies did not:

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

These material weaknesses resulted in the restatement of the Company’s annual financial statements for fiscal years 1998-2006. These material weaknesses had the following impacts on the Company’s financial reporting:

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

●
The accounting for certain model home sale and leaseback agreements was not in compliance with GAAP. GAAP does not permit a sale of real estate to be recognized if the seller has a continuing involvement in the real estate sold. The Company's arrangement for certain sale and leaseback transactions included various forms of continuing involvement which prevented the Company from accounting for the transactions as sales.

●
Certain sale and leaseback agreements entered into by the former Chief Accounting Officer of the Company were not properly documented and considered in the evaluation of the accounting for the transactions.

●	Certain home closings in California were not reflected in the Company’s accounting records in the proper accounting periods.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended September 30, 2007, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of September 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2007 of the Company and our report dated May 12, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
May 12, 2008

Quarterly Financial Data

Summarized quarterly financial information (unaudited):

	Quarter Ended
(in thousands, except per share data)	December 31	March 31	June 30	September 30
Fiscal 2007
Total revenue	$802,535	$829,333	$758,146	$1,100,805
Gross (loss) profit (a)	(2,985)	21,045	(40,052)	(43,438)
Goodwill impairment (b)	-	-	29,752	23,003
Operating loss	(127,459)	(91,154)	(181,815)	(205,473)
Net loss	(79,903)	(57,191)	(118,747)	(155,232)
Basic EPS	$(2.09)	$(1.49)	$(3.09)	$(4.03)
Diluted EPS	$(2.09)	$(1.49)	$(3.09)	$(4.03)

Fiscal 2006				(c)
Total revenue	$1,085,508	$1,251,175	$1,191,952	$1,827,869
Gross profit	276,806	343,802	285,666	344,937
Operating income	136,218	186,533	124,720	131,993
Net income	86,619	116,901	81,609	83,707
Basic EPS	$2.11	$2.89	$2.07	$2.18
Diluted EPS	$1.93	$2.62	$1.89	$1.99

(a)	Gross (loss) profit in fiscal 2007 and 2006 includes inventory impairment and option contract abandonments as follows:

(in thousands)	Fiscal 2007	Fiscal 2006
1st Quarter	$140,367	$2,927
2nd Quarter	105,245	6,704
3rd Quarter	154,244	10,721
4th Quarter	212,008	23,823
	$611,864	$44,175

(b)
In fiscal 2007, the Company recognized non-cash goodwill impairment charges to write off all of the goodwill allocated to certain reporting units in Florida, Nevada, Northern California, North Carolina and South Carolina.

(c)	Restated quarterly information of the quarter ended September 30, 2006 is as follows:

(in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
Total revenue	$1,883,758	$(55,889)	$1,827,869
Gross profit	364,053	(19,116)	344,937
Operating income	151,326	(19,333)	131,993
Net income	91,873	(8,166)	83,707
Basic EPS	$2.39	$(0.21)	$2.18
Diluted EPS	$2.19	$(0.20)	$1.99

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Background and Results of Independent Investigation

In April 2007, the Audit Committee of the Board of Directors initiated an independent investigation of our mortgage origination business through independent legal counsel and independent forensic accountants. During the course of this investigation, the Audit Committee determined that our mortgage origination practices related to certain loans in prior periods violated certain applicable federal and/or state origination requirements. During the course of the investigation, the Audit Committee also discovered accounting and financial reporting errors and/or irregularities that required restatement resulting primarily from (1) inappropriate accumulation of reserves and/or accrued liabilities associated with land development and house costs (“Inventory Reserves”) and the subsequent improper release of such reserves and accrued liabilities and (2) inaccurate revenue recognition with respect to certain model home sale-leaseback transactions. In conjunction with the restatement of the items above, we also made corresponding capitalized interest, capitalized indirect costs, and income tax adjustments to our consolidated financial statements as these balances were impacted by the aforementioned adjustments. We also made other adjustments to our consolidated financial statements relating to corrections of accounting and financial reporting errors and/or irregularities, some errors previously identified, but historically not considered to be material to require correction and some errors and irregularities discovered as part of the restatement process, consisting of (1) reclassifying model home furnishings and sales office leasehold improvements from owned inventory to property, plant and equipment, net in the amount of $47.0 million at September 30, 2006; (2) reclassifying depreciation and amortization of model home furnishings and sales office leasehold improvements from home construction and land sales expenses to depreciation and amortization in the amount of $32.1 million and $26.8 million for the fiscal years ended September 30, 2006 and 2005, respectively; (3) recognizing total revenue ($11.6 million) and home construction and land sales expenses ($8.7 million) for the fiscal year ended September 30, 2006 related to inappropriate revenue recognition timing in the fiscal year ended September 30, 2005 for certain home closings in California; (4) reclassifying the results of operations from our fiscal 2005 title services from other income, net ($5.9 million) to total revenue ($8.1 million) and selling, general and administrative expenses ($2.2 million); (5) reclassifying $5.0 million from restricted cash at September 30, 2006 to cash and cash equivalents as such amount was determined not to be restricted; (6) recognizing the reversal of certain warranty accruals related to our captive insurance subsidiary in the fiscal years ended prior to fiscal 2005 ($8.7 million), as reflected in the prior period restatement caption in the Consolidated Statements of Stockholders’ Equity, instead of the previously presented reversal of $8.7 million in warranty accruals through home construction and land sales expenses for the fiscal year ended September 30, 2005; (7) certain other miscellaneous immaterial adjustments; and (8) the related tax effects of the adjustments described in (1) through (7) above. See Note 17 to the Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data for further discussion of the restatement issues.

Disclosure Controls and Procedures

Management, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Act), as of the end of period covered by this report. Management concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were not effective primarily because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. In addition, our disclosure controls and procedures not relating to internal control over financial reporting were not sufficiently documented and were not designed to require all accounting and financial employees, and other corporate employees with specific knowledge of, or responsibility for, other disclosures to complete quarterly certifications (management representations).

Based on a number of factors, including the completion of the Audit Committee’s investigation, our internal review that identified revisions to our previously issued financial statements, efforts to remediate the material weaknesses in internal control over financial reporting described below, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Attached as exhibits to this Annual Report on Form 10-K are certifications of our CEO and CFO, which are required by Rule 13a-14 of the Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of the CEO and CFO.

Management’s Report on Internal Control over Financial Reporting
Beazer Homes USA, Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by Beazer Homes USA, Inc.’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, utilizing the criteria described in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of September 30, 2007. That assessment identified the following control deficiencies as of September 30, 2007, that constituted material weaknesses:

Control Environment – The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the actions of its employees, and is the foundation for all other components of internal control over financial reporting. We did not maintain an effective control environment. The Company identified the following deficiencies in our control environment as of September 30, 2007, each of which is considered to be a material weakness:

●           Code of Conduct Violations

The operating effectiveness of the Company’s Code of Business Conduct and Ethics Policy (the “Code”), which governs the execution by employees of their duties and responsibilities within established procedures, was deficient.  As a result, the Code was not consistently and strictly adhered to, including by certain of the Company’s former executive officers, and violations of the Code were not promptly and appropriately reported. This deficiency led to an environment where improper and erroneous accounting information was utilized related to certain transactions and financial statement matters and inappropriate decisions could have been made, and were made, including with respect to certain model home sale-leaseback transactions and certain home closings in California, that were not in accordance with GAAP.

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

●           Management Override and Collusion

Based on the results of the independent investigation by the Audit Committee, we believe that our former Chief Accounting Officer caused or permitted deficiencies to occur in the operating effectiveness of our internal controls through the override of certain documentation and financial accounting and reporting controls. In addition, the results of the investigation uncovered collusion with some of the Company’s business unit employees to inappropriately manipulate earnings.

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

Because of the material weaknesses described above, the Company did not maintain effective internal control over financial reporting as of September 30, 2007. The attestation report of Beazer Homes’ independent registered public accounting firm is included in Part II, Item 8. “Financial Statements and Supplementary Data” of this report under the captions entitled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Change in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is a list of our directors and executive officers as of April 25, 2008:

Name	Age	Position
Ian J. McCarthy	54	President, Chief Executive Officer and Director
Michael H. Furlow	57	Executive Vice President, Chief Operating Officer
Allan P. Merrill	42	Executive Vice President, Chief Financial Officer
Michael R. Douglas	54	Executive Vice President, Special Counsel
Laurent Alpert	61	Director
Katie J. Bayne	41	Director
Brian C. Beazer	73	Director
Peter G. Leemputte	51	Director
Larry T. Solari	65	Director
Stephen P. Zelnak	63	Director

Business Experience

IAN J. MCCARTHY. Mr. McCarthy is the President and Chief Executive Officer of Beazer Homes and has served as a director of Beazer Homes since the IPO. Mr. McCarthy has served as President of predecessors of Beazer Homes since January 1991 and was responsible for all United States residential homebuilding operations in that capacity. During the period May 1981 to January 1991, Mr. McCarthy was employed in Hong Kong and Thailand, becoming a director of Beazer Far East and from January 1980 to May 1981 was employed by Kier, Ltd., a company engaged in the United Kingdom construction industry which became an indirect, wholly owned subsidiary of Beazer PLC. Mr. McCarthy is a Chartered Civil Engineer with a Bachelor of Science degree from The City University, London. Mr. McCarthy currently serves as a member of the Board of Directors of HomeAid America and of Builder Homesite, Inc. He was inducted into the California Building Industry Hall of Fame in 2004, the first non-California resident to receive this honor.

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

ALLAN P. MERRILL. Mr. Merrill joined us in May 2007 as Executive Vice President and Chief Financial Officer. Mr. Merrill was previously with Move, Inc. where he served as Executive Vice President of Corporate Development and Strategy beginning in October 2001. From April 2000 to October 2001, Mr. Merrill was president of Homebuilder.com, a division of Move, Inc. Mr. Merrill joined Move, Inc. following a 13-year tenure with the investment banking firm UBS (and its predecessor Dillon, Read & Co.), where he was a managing director and served most recently as co-head of the Global Resources Group, overseeing the construction and building materials, chemicals, forest products, mining and energy industry groups. Mr. Merrill is a member of the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University and the Homebuilding Community Foundation. He is a graduate of the University of Pennsylvania, Wharton School with a Bachelor of Science in Economics.

MICHAEL R. DOUGLAS. Mr. Douglas joined us in May 2007 as Senior Vice President, Special Counsel and was promoted to Executive Vice President, Special Counsel in August 2007. Mr. Douglas previously served as executive vice president, general counsel and secretary of Move, Inc. since October 2002. From 1997 to October 2002, Mr. Douglas was a product liability consultant. From 1987 to 1997, Mr. Douglas was senior vice president, general counsel and secretary at Fibreboard Corporation. Mr. Douglas has served as a director of law of the Asbestos Claims Facility, litigation counsel for Jim Walter Corporate and as an attorney in private practice. Mr. Douglas received his Juris Doctor from the George Washington University Law School in 1979. Mr. Douglas resigned his position as executive vice president effective April 25, 2008 and will cease to be an employee effective on or prior to July 15, 2008.

LAURENT ALPERT. Mr. Alpert, 61, has served as a director since February 2002. Mr. Alpert is a partner in the international law firm of Cleary, Gottlieb, Steen & Hamilton. He joined Cleary, Gottlieb, Steen & Hamilton in 1972 and became a partner in 1980. He received his undergraduate degree from Harvard College and a law degree from Harvard Law School. Mr. Alpert is also a Director of the International Rescue Committee, a non-profit organization providing relief and resettlement services to refugees.

KATIE J. BAYNE. Ms. Bayne, 41, has served as a director since December 2003. Ms. Bayne is Chief Marketing Officer, Coca-Cola North America for The Coca-Cola Company, responsible for portfolio strategy, knowledge and insights, consumer communication, brand programming, media, sports/entertainment, and interactive marketing. Since joining The Coca-Cola Company in 1989, she has held various marketing positions in Atlanta, Los Angeles and Sydney, Australia. Ms. Bayne holds a Bachelor of Arts degree from Duke University, and a master of business administration from the Fuqua School of Business at Duke University. She currently sits on the board of Imagine It! The Children’s Museum of Atlanta.

BRIAN C. BEAZER. Mr. Beazer, 72, is the Non-Executive Chairman of Beazer Homes’ Board of Directors and has served as a director of Beazer Homes since its initial public offering (the “IPO”) in 1994. From 1968 to 1983, Mr. Beazer was Chief Executive Officer of Beazer PLC, a United Kingdom company, and then was Chairman and CEO of that company from 1983 to the date of its acquisition by an indirect, wholly-owned subsidiary of Hanson PLC (effective December 1, 1991). During that time Beazer PLC expanded its activities to include homebuilding, quarrying, contracting and real estate, and became an international group with annual revenue of approximately $3.4 billion. Mr. Beazer was educated at the Cathedral School, Wells, Somerset, England. He is a Director of Beazer Japan, Ltd; Seal Mint, Ltd; United Pacific Industries Limited; and Numerex Corp., and is a private investor.

PETER G. LEEMPUTTE. Mr. Leemputte, 50, has been a director since August 2005. Mr. Leemputte has been Senior Vice President and Chief Financial Officer for Brunswick Corporation, a publicly traded global leader in the leisure products industry, including pleasure boats, marine engines, bowling and billiards products and fitness equipment since 2003, having joined Brunswick in 2001 as Vice President and Controller. Prior to joining Brunswick Corporation, Mr. Leemputte was Executive Vice President, Chief Financial and Administrative Officer of Chicago Title Corporation, a leading publicly traded national service provider offering residential and commercial title insurance. Before joining Chicago Title Corporation, Mr. Leemputte was a Vice President with Mercer Management Consulting in Chicago where he was a partner in the firm’s global practice covering strategy and operational studies within process industries. His career also includes domestic and international financial assignments with Armco Inc., FMC Corporation and BP Amoco. He also served as a product development engineer with Procter & Gamble Company. Mr. Leemputte holds a Bachelor of Science degree in Chemical Engineering from Washington University, St. Louis and a Master of Business Administration in Finance and Marketing from the University of Chicago Graduate School of Business.

LARRY T. SOLARI. Mr. Solari, 65, has served as a director of Beazer Homes since the IPO. From 1998 to 2001, Mr. Solari was the Chairman and CEO of BSI Holdings, Inc. in Carmel, California. Mr. Solari was the Chairman and CEO of Sequentia, Inc. from 1996 to 1997 and President of the Building Materials Group of Domtar, Inc. from 1994 to 1996. Mr. Solari was President of the Construction Products Group of Owens-Corning Fiberglas from 1986 to 1994. Mr. Solari held various other positions with Owens-Corning Fiberglas since 1966. Mr. Solari earned a Bachelor of Science degree in Industrial Management and a Master of Business Administration degree from San Jose State University and is a graduate of Stanford University’s Management Program. Mr. Solari is a Director of Pacific Coast Building Products, Inc., Atrium Companies, Inc., TruStile Doors, LLC, and Performance Contracting Group. Mr. Solari is a past director of the Policy Advisory Board of the Harvard Joint Center for Housing Studies and an Advisory Board Member of the National Home Builders Association.

STEPHEN P. ZELNAK, JR. Mr. Zelnak, 62, has served as a director of Beazer Homes since February 2003. He is the Chairman and Chief Executive Officer of Martin Marietta Materials, Inc. Mr. Zelnak joined Martin Marietta Corporation in 1981 and prior to assuming his current position in 1993, had been the President of Martin Marietta Corporation’s Materials Group and of Martin Marietta’s Aggregates Division. Mr. Zelnak received a Bachelors degree from Georgia Institute of Technology and Masters degrees in Administrative Science and Business Administration from the University of Alabama System. He has served as Chairman of the North Carolina Citizens for Business and Industry, and is the past Chairman of the North Carolina Community College Foundation. He serves on the Advisory Boards of North Carolina State University and Georgia Institute of Technology.

Code of Ethics

Beazer Homes has adopted a Code of Business Conduct and Ethics for its senior financial officers, which applies to its principal financial officer and controller, other senior financial officers and Chief Executive Officer. The full text of the Code of Business Conduct and Ethics can be found on the Company’s website, www.beazer.com. If at any time there is an amendment or waiver of any provision of our Code of Business Conduct and Ethics that is required to be disclosed, information regarding such amendment or waiver will be published on our website.

Audit Committee

We have an Audit Committee of the Board of Directors that meets the definition of an audit committee as set forth in Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”). The members of the Audit Committee are Messrs. Alpert, Leemputte and Solari. The Board has determined that Mr. Leemputte is an “audit committee financial expert” (as defined in Item 401(h) of Regulation S-K).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than ten percent of our stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes of ownership with the SEC and the NYSE. These parties are required to furnish us with copies of forms they file. Based solely on a review of the copies of the Section 16(a) forms and amendments thereto received by us and on written representations that no other reports were required, we believe that all reports required pursuant to Section 16(a) for fiscal year 2007 were timely filed by all persons known by us to be required to file such reports with respect to our securities, with the following exceptions. A Form 4 for Michael T. Rand, former Senior Vice President, Chief Accounting Officer, has not been filed by Mr. Rand to report forfeitures of options and restricted shares pursuant to his termination of employment for cause. A Form 4 for each of Ian J. McCarthy, Brian C. Beazer, and Katie J. Bayne to report vesting of restricted stock units was inadvertently filed one day late.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis addresses the following:

●	compensation governance;
●	the process for determining compensation for Named Executive Officers;
●	the philosophy and objectives of our executive compensation program, including what the program is intended to reward;
●	composition of and rationale for the individual elements of our executive compensation program; and
●	methods for determining the level of each individual element.

Compensation Governance. The Compensation Committee of the Board of Directors is comprised of Messrs. Solari and Zelnak and Ms. Bayne, each of whom the Board has determined to be independent in accordance with the NYSE listing standards. Mr. Solari has chaired the Committee since October 2002.

Role of the Committee
The Compensation Committee operates under a written charter adopted by the Board of Directors. A copy of the charter is available in the Investor Relations section of our website, www.beazer.com, under “Corporate Governance.”. In general, the Compensation Committee carries out the Board’s responsibilities relating to the compensation of our executives and directors. The fundamental responsibilities of the Compensation Committee include the following:

●	review, oversee and approve corporate performance goals, objectives and policies related to executive compensation;
●	evaluate the Chief Executive Officer’s and other executive officers’ performance in light of those performance goals and objectives;
●
based on this evaluation, either as a Committee, or together with other independent directors (as directed by the Board), determine and approve the compensation level and individual compensation elements for the CEO and, with the CEO’s input, for other executive officers;

●
administer the Company’s cash-based and equity incentive compensation plans and approve all awards under such plans for members of senior management, which includes all of the Named Executive Officers;

●	oversee corporate succession planning; and
●	review and establish compensation levels and programs for our directors.

The Committee has the sole authority on behalf of the Company to retain and terminate any outside compensation consultant as well as the authority to approve the fees charged by such consultant and other retention terms. In fiscal 2007, the Committee retained Tatum Partners regarding executive compensation matters, and Berkowitz, Trager & Trager and PriceWaterhouseCoopers regarding executive employment agreements. In prior years, the Committee has also retained Watson Wyatt on executive compensation matters and Sullivan and Cromwell as independent legal counsel to the Committee.

Annually, the Committee reviews and examines comparative cash and equity compensation data, including that extracted from the proxy statements, for a peer group of publicly-held homebuilders (the “Peer Group”). The Peer Group currently consists of Centex Corporation, D.R. Horton, Inc., Hovnanian Enterprises, Inc., KB Home, Lennar Corporation, M.D.C Holdings, Inc., NVR, Inc., Pulte Homes, Inc., Ryland Group, Inc., and Toll Brothers, Inc. These companies were chosen due to their similarity to us in principal business activities. This comparative compensation data is used to gauge the appropriateness and competitiveness of our executive compensation plans and programs. The Committee believes information regarding pay practices at other publicly-held homebuilders is useful to establish that our executive compensation practices are generally competitive, although the Committee does not establish compensation levels based on industry practice alone.

Role of Executives
The Chief Executive Officer annually reviews the performance of each of his direct reports, which in fiscal 2007 included all other Named Executive Officers (except for Mrs. Boydston) and makes recommendations to the Committee based on this review. The Chief Financial Officer reviewed the performance of Mrs. Boydston. The Non-Executive Chairman of the Board prepares and presents an annual assessment of the performance of the Chief Executive Officer to the Committee. In its annual evaluation of executive performance, the Committee considers the reports of the Chief Executive Officer, the Chief Financial Officer and the Non-Executive Chairman of the Board; however it has total discretion in adopting any recommendations of the Chief Executive Officer, the Chief Financial Officer and the Non-Executive Chairman of the Board. The Chief Executive Officer is present for Committee deliberations related to his direct reports, but not for himself. The Chief Executive Officer, along with the Chairman of the Compensation Committee and the Non-Executive Chairman of the Board, are charged by the Compensation Committee with recommending performance guidelines, reviewing executive performance against such performance guidelines approved by the Committee, and recommending bonus awards to the Committee, including those for Named Executive Officers (other than the CEO for himself), under the Discretionary Bonus Plan which was established in September 2006 and is described below.

At various times during the year at the request of the Committee, the Chief Financial Officer and the Senior Vice President, Human Resources may attend Committee meetings, or portions thereof, to provide the Committee with information requested by the Committee.

Compensation Philosophy. The Company’s executive compensation program is designed to attract and retain highly qualified executive leadership and fully align the executives’ interests with those of stockholders by a) rewarding through cash incentive compensation both annual and long-term financial success as measured by Value Created, defined as earnings before interest and taxes (“EBIT”) in excess of cost of capital and by b) rewarding through equity incentive compensation for both relative and absolute performance of the Company’s stock and total return to stockholders.

The key principles of our executive compensation program that support this philosophy include:
1.	Base salaries should generally be comparable to the median for similar positions at companies in the Peer Group;
2.
Annual incentive opportunities should represent a significant portion of total cash compensation for executives, and provide both meaningful upside opportunity for current and future EBIT in excess of cost of capital and downside risk for current and future shortfalls of the same; and

3.
Equity incentives should include executive ownership of our equity as well as stock options and stock-settled stock appreciation rights in order to align executives’ risks and rewards directly with those of our stockholders. A portion of equity incentives should also be tied to the relative performance of the Company’s total stockholder return as compared to a defined industry peer group (“the Performance Stock Peer Group”).

This philosophy aims to strike an appropriate balance between annual compensation and long-term compensation so that our executives are appropriately focused on the achievement of both near-term and longer-term financial performance and total return to stockholders. We further aim to ensure management’s interests are directly aligned with those of stockholders through an appropriate balance between cash and equity compensation. Such a balance further ensures that our executives are appropriately incentivized and at the same time both conserves the Company’s working capital and prevents undue dilution of our stockholders’ holdings.

Elements of Executive Compensation. Each element of executive compensation is described further below.

Base Salary
We pay base salaries to our executives in order to recruit and retain executives and to provide a base level of compensation in light of the executive’s qualifications, responsibilities and contributions. Base salaries are generally determined by the Compensation Committee based on comparisons of Peer Group base salary practices for positions of similar responsibilities and size, the roles and responsibilities of the executives, and on individual performance as presented to the Compensation Committee as described above. The Compensation Committee does not engage in a formulaic benchmarking process and does not assign a particular weight to any of these factors in its review. For 2007, the Compensation Committee decided not to increase the base salaries of the Named Executive Officers and has made a similar determination for 2008, with the exception of Mr. Douglas, for whom the Committee approved an increased base salary of $50,000 or 14.3% to $400,000 in accordance with the terms of his employment letter effective May 1, 2007, and Mrs. Boydston, whose base salary was increased by $7,410 or 3% to $254,410. Mr. Douglas resigned his position as executive vice president effective April 25, 2008 and will cease to be an employee effective on or prior to July 15, 2008. Mrs. Boydston resigned effective March 14, 2008.

Annual Incentive Compensation

The Executive Value Created Incentive Plan
Except as described below, we pay annual incentive compensation to our Named Executive Officers under the Amended and Restated 2005 Executive Value Created Incentive Plan or Executive VCIP. The most recent plan was approved by stockholders in 2005, although the Company has administered earlier versions of this plan since 1997. Participation in the Executive VCIP is at the discretion of the Compensation Committee and is generally available only to officers who are full time employees at the level of corporate senior vice president and above. Named Executive Officers who were participants in the plan in fiscal 2007 were Messrs. McCarthy and Furlow and Mrs. Boydston. Mr. O’Leary was also a participant in this plan until his resignation in March 2007. Mr. Merrill, who joined the Company in May 2007 was not a participant in fiscal 2007, but will be one in fiscal 2008. Mr. Douglas, who also joined the Company in May 2007, is not a participant in this plan; elements of his annual incentive compensation are further described below.

The awards under this Plan are made based upon the extent to which Beazer Homes realizes EBIT, defined as earnings before interest and taxes, in excess of our cost of capital. The amount of EBIT in excess of cost of capital is referred to as Value Created. Plan awards are also based on the increase in Value Created over the prior year, referred to as Incremental Value Created. The Compensation Committee believes paying annual incentive compensation based on generating returns in excess of the cost of capital encourages executives to make investment and operating decisions with a view toward both current year and long-term financial performance, particularly given the longer investment time horizons inherent in the homebuilding industry. In addition, the Committee believes an incentive plan based on return on capital further aligns the interests of executives with those of stockholders.

In determining award levels under Executive VCIP, each participating executive is assigned a range of percentages (in the case of Value Created) and a specific percentage (in the case of Incremental Value Created) by the Compensation Committee. The Compensation Committee also sets a maximum award amount under the Executive VCIP for each executive by reference to a multiple of salary. The ranges, percentages and multiples are determined based on the executive’s position and with a view of providing cash incentive compensation that is competitive with those awarded to similar positions at companies in the Peer Group, if such information is available. The ranges, percentages and multiples set by the Compensation Committee for fiscal 2007 and fiscal 2008 are set forth below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table”.

The cost of capital component of these formulae consists of a capital charge for the use of capital employed in the business. The Compensation Committee sets the capital charge for the participating Named Executive Officers as a percentage of the capital employed. The capital charge, which currently ranges from 11% to 14% is determined based both on the Company’s estimated cost of capital and on the executive’s position, with a view of providing cash incentive compensation that is competitive with those awarded to similar positions at companies in the Peer Group, if such information is available. In fiscal 2007, for corporate executive vice presidents and above, including Messrs. McCarthy, Furlow and O’Leary, the capital charge was 11% and for corporate senior vice presidents, including Mrs. Boydston, was 14%. For fiscal 2008, the capital charge will remain the same for the current participants and will be 11% for Mr. Merrill.

Payments under the Executive VCIP are made subject to the sole discretion of the Committee and the Committee may reduce or disallow any payment or award under the Executive VCIP on a case by case basis in appropriate circumstances.

Based upon our fiscal 2007 financial performance, resulting in negative EBIT, compared to positive EBIT in fiscal 2006, both Value Created and Incremental Value Created for the Company were negative for fiscal 2007 and no incentive amounts were earned by or paid to the Named Executive Officers under the Executive VCIP.

Each year, the Committee has the right to review and revise the formula used to calculate incentive compensation payments under the Executive VCIP. Any changes approved by the Committee before the beginning of any fiscal year are applied to awards under the Executive VCIP for that fiscal year. The Compensation Committee intends to review the Executive VCIP for potential changes at least every three years and reserves the right to amend it for any fiscal year prior to the commencement of such fiscal year, subject to stockholder approval if required by law, the rules of the NYSE or in order to continue to qualify payments hereunder as “performance-based compensation” under Internal Revenue Code Section 162 (m). Payments made under this Executive VCIP are intended to qualify as “performance-based compensation” under Internal Revenue Code Section 162(m).

A description of additional terms of the Executive VCIP may be found in the “Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table”.

Discretionary Bonus Awards and Retention Payments
On September 27, 2006, the Compensation Committee approved the establishment of a Discretionary Bonus Plan for certain of the Company’s employees, including the Named Executive Officers. Awards under this Plan may be granted to participants based in whole or in part by the achievement of performance guidelines established from time to time at the discretion of the Committee, but awards may also be made by the Compensation Committee under this Plan without reference to any specific performance guidelines. The Committee determined that establishing a separate discretionary plan alongside the Executive VCIP was appropriate in order to reward exceptional performance that supports overall Company objectives. Furthermore, the plan was designed to provide flexibility, particularly in light of current market conditions, to retain top performing executives, and to motivate executives by tying compensation to individual performance against criteria supporting specific Company objectives appropriate to the current downturn in housing. The Chairman of the Compensation Committee, the Non-Executive Chairman of the Board of Directors and our Chief Executive Officer are charged with recommending performance guidelines, reviewing executive performance for purposes of the Plan and recommending bonus awards to the Committee (other than the CEO for himself). Payments under the discretionary bonus plan do not qualify as performance-based compensation under Internal Revenue Code Section 162(m).

In fiscal 2007, the Committee evaluated the possibility of implementing performance guidelines for the purposes of granting awards under this Plan, but ultimately decided not to and has not made a determination with respect to fiscal 2008 at this time. No awards under the discretionary plan were made to Named Executive Officers for fiscal 2007 with the exception of Mr. Merrill, who was awarded $200,000. The award was made in recognition of his contributions since joining the Company in May 2007, including those leading to the successful conclusion of an amended revolving credit facility agreement and consent solicitation of the Company’s senior note holders, both of which were important achievements for the Company in navigating the current downturn in the housing market.

In accordance with the terms of his offer letter dated April 13, 2007, Mr. Merrill also received a guaranteed bonus of $250,000 for fiscal 2007. In accordance with the terms of his employment letter effective May 2007, Mr. Douglas received a guaranteed bonus of $145,833, representing 100% of salary, prorated for months worked in fiscal 2007.

The Compensation Committee also determined that is was appropriate to award retention payments to certain key members of senior management for fiscal 2007. One Named Executive Officer, Mrs. Boydston, received a retention payment of $50,000 for fiscal 2007.

The Corporate Management Stock Purchase Program
In order to promote ownership of our stock by key executives, we maintain the Corporate Management Stock Purchase Program or CMSPP. Under the CMSPP, certain key executives, including the Named Executive Officers, may, at their election, have a portion of their annual cash awards under the Executive VCIP and Discretionary Bonus Plan deposited into an account as Restricted Stock Units (“RSUs”) representing shares of our common stock. These elections are made during September preceding the fiscal year for which the elections apply. The number of RSUs deposited is determined based on a per share price calculated at a 20% discount from the closing stock price of our common stock on the date of award. Shares represented by RSUs are issuable three years from the date of award, subject to an election for further deferral by the participant. Until issued, the shares cannot be sold, assigned, pledged or encumbered, receive no dividends, have no voting rights, and may appreciate or depreciate in value from the time they are purchased to when they vest and are subsequently issued. No RSUs were issued under the CMSPP to Named Executive Officers for fiscal 2007 incentive compensation.

Due to low availability of shares at the beginning of fiscal 2008 under the Amended and Restated 1999 Stock Incentive Plan, from which shares under CMSPP are issued, the Compensation Committee suspended this program for fiscal 2008 and will revisit its use for fiscal 2009.

Long-term Incentive Compensation
Equity-based Long-term Incentives
We utilize four equity-based, long-term incentives: stock options, stock-settled stock appreciation rights (“SSARs”), time-based restricted stock, and performance-based restricted stock pursuant to the Amended and Restated 1999 Stock Incentive Plan. Grants of some combination of stock options, SSARs, restricted stock and performance-based stock are generally made annually. Interim grants are made from time to time for new executive appointments and promotions. Beginning in February 2006, the Committee adopted a practice of awarding to Named Executive Officers 50% of equity incentives in the form of stock options or SSARs and 50% in the form of restricted stock, generally half of which is in the form of time-based restricted stock and half in the form of performance-based restricted stock. The Committee believes that awarding a mix of equity incentives in these proportions appropriately balances rewarding absolute and relative performance of the Company’s stock to ensure an alignment of the interests of management with those of stockholders in order to maximize stockholder return.

Stock options and SSARs are granted with exercise prices equal to 100% of fair market value of the common stock on the date of grant. Commencing in fiscal 2007, the Company began granting SSARs in lieu of stock options. The Committee viewed this to be beneficial as SSARs are less dilutive to other stockholders than stock options since only the amount of appreciation, rather than the entire grant, is awarded in shares. At the same time, they are cost neutral to stock options for the Company since they are treated the same under FAS 123(R). The allocation of future awards of SSARs and stock options will also depend on availability of each under the Amended and Restated 1999 Stock Incentive Plan, as the plan has different sublimits for these awards. The Amended and Restated 1999 Stock Incentive Plan contains a prohibition on re-pricing options without stockholder approval.

Grants of time-based restricted stock are restricted from sale and subject to forfeiture prior to vesting. Performance-based restricted stock vests contingent upon the ranking of the compound annual growth rate (“CAGR”) of total return to stockholders of Beazer Homes’ stock as compared to the compound annual growth rate of total stockholder return of the stock of the Performance Stock Peer Group over a defined time period (the “performance period”). The Performance Stock Peer Group consists of the following nine companies: Centex Corporation, D.R. Horton, Inc., Hovnanian Enterprises, Inc., KB Home, Lennar Corporation, M.D.C Holdings, Inc., Pulte Homes, Inc., Ryland Group, Inc., and Toll Brothers, Inc. NVR, Inc., which is included in the Peer Group used for comparative compensation analysis, was excluded from the Performance Stock Peer Group by the Compensation Committee due to a lack of comparability in terms of capital structure and stock valuation metrics. Further information on the vesting of performance-based restricted stock and other equity incentives are included in the “Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table.”

The Compensation Committee generally reviews and approves proposed grants of all awards under the equity incentive plans in connection with the February Board of Directors meeting and Annual Meeting of Stockholders. This was done to establish consistent measurement dates across participants for the purposes of determining vesting of performance-based restricted stock. However, as a result of the pending U.S. Attorney and SEC investigations, litigation and related matters, including the restatement of the prior years’ financial statements recently conducted, the Company has not yet held its Annual Meeting and the Compensation Committee has not reviewed or approved any grants for fiscal 2008 at this time.

In determining the amount of equity compensation to be granted to Named Executive Officers annually, the Compensation Committee employs a defined multiple of base salary, although this is subject to the discretion of the Committee, who may alter the amount based on additional factors such as past award histories and assessment of competitive practice. The multiples of base salary are determined based on the executive’s position and with a view of providing levels of equity compensation that are competitive with those awarded to similar positions at companies in the Peer Group, if such information is available. The resulting dollar amount is converted to a unit equivalent based on the closing stock price on the grant date, and, in the case of stock options or SSARs, this closing stock price on the grant date is discounted by 60% solely for the purpose of converting the multiple of salary to a unit equivalent; as noted above the exercise price is equal to 100% of fair market value of the common stock on the date of grant. As noted above, 50% of the award is granted in the form of stock options or SSARs, 25% in the form of time-based restricted stock and 25% in the form of performance-based restricted stock. Although not all Named Executive Officers received equity grants in fiscal 2007 (as discussed further below) and no grants for 2008 have been reviewed or approved at this time, salary multiples in place for the Named Executive Officers are as follows:

Ian J. McCarthy	6.0 times base salary
Michael H. Furlow	4.0 times base salary
Allan P. Merrill	4.0 times base salary
Michael Douglas	3.0 times base salary
Cory J. Boydston	0.3 times base salary

In February 2006, the Committee approved long-term stock incentive grants for Messrs. McCarthy, Furlow, and O’Leary. These long-term stock incentive grants were approved to ensure the retention of these executives and to more fully align their interests with those of stockholders by rewarding them for relative and absolute performance of the Company’s stock from 2006 onward. Pursuant to his voluntary resignation in March 2007, Mr. O’Leary’s unvested grants were forfeited. The grants were comprised 50% in the form of stock options and 50% in the form of restricted stock, half of which was in the form of time-based restricted stock and half in the form of performance-based restricted stock. These grants were intended to be in lieu of the typical annual grants for the subsequent three years, and as such, the multiple of salary was applied to three years’ base salary at the then current level. As such, no stock incentive grants were made to these executives in fiscal 2007. Mr. Merrill received a similar grant in May 2007, at the time he joined the Company. Salary multiples used for these grants were 6.0 times for Mr. McCarthy and 4.0 times for Messrs. Furlow, O’Leary and Merrill.

In accordance with the terms of Mr. Douglas’ employment letter effective May 1, 2007, he was awarded ‘phantom’ stock options and ‘phantom’ restricted stock on his employment date. Each phantom stock option and each share of phantom restricted stock is the economic equivalent to an option to purchase one share of Beazer stock and one share of Beazer stock, respectively. The form and vesting schedule (which is accelerated as compared to the vesting schedule of equity grants to other Named Executive Officers) of Mr. Douglas’ phantom equity compensation was designed differently from the other Named Executive Officers given his role as Special Counsel, where his duties include handling all litigation stemming from the recent investigation into the Company’s mortgage origination practices and accounting restatement, securities litigation and related issues. Mr. Douglas resigned his position as executive vice president effective April 25, 2008 and will cease to be an employee effective on or prior to July 15, 2008.

Executives who resign from Beazer, or are terminated for cause before equity-based grants are vested, forfeit such grants.

Stock Ownership Guidelines
In order to more closely align the interests of directors and senior corporate management with those of stockholders, the Board has adopted guidelines requiring that directors and certain senior corporate officers, including the Named Executive Officers, acquire and maintain ownership, directly or beneficially, of a meaningful amount of Company stock (“Executive and Director Stock Ownership Program”). As currently structured, within four years of appointment to covered positions, each covered individual must acquire and continue to own a minimum level of Company stock equivalent in value to a specified multiple of the executive’s annual base salary or director’s annual retainer. The required multiples vary according to the covered position and are summarized below:

Position	Value of Required Stock Ownership
Directors	5 x Annual Director Retainer
President & CEO	5 x Base Salary
Executive Vice President & COO	4 x Base Salary
Executive Vice President & CFO	3 x Base Salary
Certain Other Corporate Executives, including the other Named Executive Officers	2 x Base Salary

The Board has delegated to the Compensation Committee the primary responsibility for overseeing and implementing the Executive and Director Stock Ownership Program, including interpreting, monitoring compliance with and enforcing Executive and Director Stock Ownership Program as adopted or amended by the Board from time to time. As a result of the pending U.S. Attorney and SEC investigations, litigation and related matters, including the restatement of the prior years’ financial statements recently conducted, the Company’s directors and the Named Executive Officers were subject to ongoing closed period restrictions which prohibited them from buying or selling Beazer stock through much of fiscal 2007 and to date in fiscal 2008. As such, the Compensation Committee and Board of Directors suspended the Executive and Director Stock Ownership Program for fiscal 2008 and will revisit the program, including possible modifications of required multiples, later this fiscal year.

Deferred Compensation Plan
Effective January 1, 2002, we adopted the Beazer Homes USA, Inc. Deferred Compensation Plan to provide eligible employees the opportunity to defer receipt of current compensation. The amount of compensation deferred by participants is determined based on elections by the plan participants and paid in accordance with the terms of the Deferred Compensation Plan. Prior to the beginning of each year, Plan participants for that year may elect to defer up to 50% of their base salary and up to 75% of their annual bonus. The election is irrevocable for the year, and Plan participants must make a new election each year in which they wish to participate. At the same time deferral elections are made, Plan participants also elect when they wish to receive distributions in the future of their deferrals and any discretionary Company contributions. Plan participants may schedule a fixed payment date or dates for payment of the deferred amounts while employed or elect to have such amounts paid upon termination of employment, either in lump sum or installments. Early non-scheduled distributions (permitted only for funds deferred in plan years 2002 through 2004, under Section 409A of the Internal Revenue Code) can be made and incur a penalty. Distributions which qualify as ‘hardship’ distributions from any plan year incur no penalty. For fiscal 2007, we provided matching cash contributions equal to the lesser of 50% of compensation deferred under the Plan or 3% of eligible compensation, reduced by the matching contributions credited to the participant under our 401(k) Plan. In the case of the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, the Compensation Committee has historically, in lieu of matching contributions, made discretionary lump sum deferred compensation payments on behalf of these executives in annual amounts of $200,000, $100,000, $50,000, respectively, with a view of providing an attractive and competitive element of deferred, post-employment or supplemental retirement benefit. These amounts are paid on a pro-rata basis each pay period. As such, in the case of Messrs. McCarthy, Furlow, Merrill and O’Leary, in fiscal 2007, the Compensation Committee made discretionary lump sum deferred compensation payments on behalf of these Named Executive Officers of $200,000, $100,000, $20,833 and $24,013, respectively.

Other Benefits
Our Named Executive Officers participate in employee benefit plans generally available to all employees on the same terms, including a 401(k) Plan that provides for a Company match on contributions. We do not have a defined benefit pension plan or supplemental executive retirement plan. Our Named Executive Officers are eligible, as are other senior managers, to use a company car or to receive a car allowance. In addition, they are granted vacation at the beginning of the year (as opposed to accruing it during the course of the fiscal year as is generally the case with other employees), and may elect to participate in the Executive Long-Term Disability Plan.

Employment and Change of Control Agreements. On September 1, 2004, Beazer Homes entered into amended and restated employment agreements (the “Employment Agreements”) with each of the following Named Executive Officers: Ian J. McCarthy, Michael H. Furlow, and James O’Leary. These agreements were subsequently amended on February 3, 2006. Effective May 1, 2007, Beazer Homes entered into an employment agreement with Allan P. Merrill. The Employment Agreements set forth the basic terms of employment for each executive, including base salary, bonus and benefits, including benefits to which each executive is entitled if employment is terminated for various reasons. The basic terms of employment for Mr. Douglas, including base salary, bonus and benefits are outlined in his employment letter effective May 1, 2007, when he joined the Company. Mr. Douglas resigned his position as executive vice president effective April 25, 2008 and will cease to be an employee effective on or prior to July 15, 2008.

The Board of Directors of the Company, at the recommendation of the Compensation Committee, has determined that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued dedication of the Named Executive Officers, notwithstanding the possibility, threat or occurrence of a Change of Control of the Company. The Board believes it is imperative to diminish the inevitable distraction of an executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the executive’s full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the executive with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of the executive will be satisfied and which are competitive. As such, the Compensation Committee has approved Supplemental Employment (Change of Control) Agreements for the Named Executive Officers. These Supplemental Employment Agreements provide for continued employment of the Named Executive Officer for two years following a Change of Control or stated benefits if the Named Executive Officer’s employment is terminated without cause, or he or she leaves with Good Reason, within two years of a Change of Control (a “double-trigger”). The Change of Control provisions in these agreements supersede any similar provisions in the Named Executive Officer’s Employment Agreement.

A description of additional terms of the employment and change of control agreements may be found in the “Narrative Disclosure to the Post-Employment Compensation Table.”

Tax Deductibility of Compensation. It is the Committee’s general policy to consider whether particular payments and awards are deductible to Beazer Homes for Federal income tax purposes, along with other factors, which may be relevant in setting executive compensation practices. The Internal Revenue Service limits the deductibility for Federal income tax purposes of compensation payments to certain executive officers in excess of $1 million subject to certain exemptions and exceptions.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402 (b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the compensation Discussion and Analysis be included in this Annual Report on Form 10-K and the Company’s Proxy Statement.

Larry T. Solari
Katie J. Bayne
Stephen P. Zelnak, Jr.

The Members of the Committee

Summary Compensation Table

Set forth below is summary compensation information for each person who was (1) at any time during fiscal 2007 our Chief Executive Officer or Chief Financial Officer and (2) at September 30, 2007, one of our three most highly compensated executive officers, other than the Chief Executive Officer and the Chief Financial Officer (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($) (2)	Bonus ($) (3)	Stock Awards ($) (4)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (5)	Total
Ian J. McCarthy -
President and Chief	2007	$1,200,000	$0	$3,168,413	$2,947,523	$0	$0	$219,522	$7,535,458
Executive Officer

Michael H.
Furlow - Executive	2007	$800,000	$0	$1,495,010	$1,395,412	$0	$0	$111,011	$3,801,433
Vice President and Chief Operating Officer

Allan P. Merrill -
Executive Vice	2007	$250,000	$450,000	$303,870	$405,368	$0	$0	$30,040	$1,439,278
President and Chief Financial Officer(1)

Michael Douglas -
Special Counsel	2007	$145,833	$145,833	$26,692	$15,378	$0	$0	$6,625	$340,361
and former Executive Vice President (1)

Cory J. Boydston -
Former Senior Vice	2007	$247,000	$50,000	$30,080	$34,251	$0	$0	$15,000	$376,331
President and Treasurer (1)

James O’Leary -
Former Executive	2007	$269,590	$944,892	$0	$28,529	$0	$0	$81,563	$1,324,574
Vice President and Chief Financial Officer (1)

(1)
Mr. O’Leary resigned from the Company effective March 23, 2007. Messrs. Merrill and Douglas joined the Company effective May 1, 2007. Mr. Douglas resigned his position as executive vice president effective April 25, 2008 and will cease to be an employee effective on or prior to July 15, 2008. Mrs. Boydston resigned from the Company effective March 14, 2008.

(2)	Includes $3,000 and $51,042, respectively for Messrs. Merrill and Douglas which were deferred by the executive under the Deferred Compensation Plan
(3)
For Mr. Merrill, includes $250,000 guaranteed bonus in accordance with his offer letter and $200,000 discretionary bonus awarded by the Compensation Committee. Mr. Douglas received a guaranteed bonus of $145,833, equal to his base salary prorated for months worked in fiscal 2007, in accordance with his employment letter. Mrs. Boydston received a retention payment of $50,000. For Mr. O’Leary, represents his prorated average annual bonus that he became entitled to upon his resignation in accordance with his employment agreement.

(4)
Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007 in accordance with FAS 123(R) except that estimated forfeitures have been disregarded for these purposes. These columns include amounts from awards of restricted stock, RSUs, stock options and SSARs granted both in and prior to fiscal 2007. Messrs. McCarthy, Furlow and O’Leary received no grants in fiscal 2007, with the exception of RSUs to Mr. McCarthy representing his election to defer a portion of his fiscal 2006 annual cash bonus compensation. See “Grants of Plan Based Awards Table” for information pertaining to grants made to Messrs. McCarthy, Merrill and Douglas and Mrs. Boydston in fiscal 2007. Further information regarding the valuation of stock and option awards can be found in Note 1 to the Consolidated Financial Statements in this Annual Report on Form 10-K for the year ended September 30, 2007. Mrs. Boydston resigned from the Company effective March 14, 2008; all unvested equity awards were forfeited. Mr. O’Leary resigned from the Company effective March 23, 2007; all unvested equity awards were forfeited. Mr. Douglas resigned from his position as executive vice president of the Company effective April 25, 2008. Upon his termination of employment, which will be effective on or prior to July 15, 2008, all unvested equity awards will be forfeited.

(5)	“All Other Compensation” consists of the following:

Name and Principal Position	Deferred Compensation Match or Discretionary Lump Sum Contributions	401 K Company Match	Car Allowance/ Company Car	Accrued Vacation Paid at Termination	Total
Ian J. McCarthy - President and Chief	$200,000	$6,750	$12,772	N/A	$219,522
Executive Officer

Michael H. Furlow - Executive Vice	$100,000	$6,750	$4,261	N/A	$111,011
President and Chief Operating Officer

Allan P. Merrill - Executive Vice	$20,833	$4,870	$4,337	N/A	$30,040
President and Chief Financial Officer

Michael Douglas - Special Counsel and	$2,625	$0	$4,000	N/A	$6,625
former Executive Vice President

Cory J. Boydston - Former Senior Vice	$0	$6,600	$8,400	N/A	$15,000
President and Treasurer

James O’Leary - Former Executive Vice	$24,013	$3,945	$1,913	$51,692	$81,563
President and Chief
Financial Officer

Grants of Plan-Based Awards

The following table shows information about eligible or granted plan-based awards for fiscal 2007 to the Named Executive Officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($) (1)	Threshold (#) (2)	Target (#) (2)	Maximum (#) (2)	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Ian J. McCarthy		(1)	(1)	$10,560,000	-	-	-	-		-		-	-
	11/15/2006	-	-	-	-	-	-	40,103	(3)	-		-	$1,783,380	(3)
Michael H. Furlow		(1)	(1)	$4,488,000	-	-	-	-		-		-	-
Allan P.	5/1/2007	-	-	-	26,471	52,941	79,412	-		-		-	$1,808,818
Merrill
	5/1/2007	-	-	-	-	-	-	52,941	(4)	-		-	$1,799,994
	5/1/2007	-	-	-	-	-	-	-		264,706		$34.00	$4,864,413
Michael Douglas	5/1/2007	-	-	-	-	-	-	15,441	(4)	-		-	$524,994
	5/1/2007	-	-	-	-	-	-	-		38,603	(5)	$34.00	$686,361
Cory J. Boydston		(1)	(1)	$339,625	-	-	-	-		-		-	-
	11/15/2006	-	-	-	-	-	-	1,765	(3)	-		-	$78,490	(3)
	2/6/2007	-	-	-	237	473	710	-		-		-	$13,031
	2/6/2007	-	-	-	-	-	-	473	(4)	-		-	$20,386
	2/6/2007	-	-	-	-	-	-	-		2,364		$43.10	$53,261
James O’Leary		(1)	(1)	$2,618,000	-	-	-	-		-		-	-

(1)As discussed in “Compensation Discussion & Analysis” and in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table”, awards under the Executive VCIP are made based upon the extent to which Beazer Homes realizes EBIT in excess of cost of capital, referred to as Value Created. Executives participating in the Executive VCIP each year are paid a set percentage of Value Created (if positive) and a set percentage of the increase in Value Created over the prior year (if positive), referred to as Incremental Value Created. As such, there are no threshold or target levels of estimated future payout under the Executive VCIP. The maximum total amount which may be awarded to a participant in any one year under the Executive VCIP is subject to a maximum bonus salary multiple determined by the participants position, prior to any performance factor adjustment, and in any case, may not exceed $11 million including any performance factor adjustment. (see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table”). No awards were earned under the Executive VCIP for fiscal 2007.

(2)Represents grants of performance-based restricted stock which vests contingent upon the ranking of the compound annual growth rate (“CAGR”) of total return to stockholders of Beazer Homes’ stock as compared to the compound annual growth rate of total stockholder return of the stock of the Performance Stock Peer Group (which currently consist of nine companies) over a defined time period (the “performance period”). See “Narrative Disclosure to Summary Compensation Table” and “Grants of Plan-Based Awards Table” for further detail. Amounts shown assume a threshold level of achievement at a 50% vesting percentage assuming that our CAGR peer ranking achieved is equal to or above the 7th ranked peer during the performance period, a target level of achievement at a 100% vesting percentage assuming that our CAGR peer ranking achieved is equal to or above the 5th ranked peer during the performance period, and a maximum level of achievement at a 150% vesting percentage, assuming that our CAGR peer ranking achieved is above the 3rd ranked peer during the performance period.

(3)Represents portion of executive’s fiscal 2006 annual cash bonus compensation deferred under the CMSPP. Deferred amounts are deposited into an account as RSUs representing shares of our common stock. As such, the annual cash bonus compensation was earned and reported in fiscal 2006, although the grant took place in fiscal 2007. The number of RSUs deposited is determined based on a per share price calculated at a 20% discount from the closing stock price of our common stock on the date of award. Shares represented by RSUs vest three years from the date of award. Until vested, such shares cannot be sold, assigned, pledged or encumbered, do not receive dividends and do not have voting rights and may appreciate or depreciate in value from the time they are purchased to when they vest and are subsequently issued. The grant date fair value amount shown reflects the total number of RSUs granted, although only the 20% discount is amortized and expensed under FAS 123R.

(4)In the case of Mr. Merrill and Mrs. Boydston, represents grants of time-based restricted stock. In the case of Mr. Douglas, represents the grant of ‘phantom’ restricted stock.
(5)Award in the form of ‘phantom’ stock options.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The Executive Value Created Incentive Plan
Grants of awards under our Executive Value Created Incentive Plan are disclosed in the Grants of Plan-Based Awards Table in the year they are granted. The value of the award is disclosed in the Summary Compensation Table in the year when the performance criteria under the plan are satisfied and the compensation earned.

The awards under this Plan are made based upon the extent to which Beazer Homes realizes EBIT in excess of our cost of capital. This amount of EBIT in excess of cost of capital is referred to as Value Created. Executives participating in the Executive VCIP each year are paid a set percentage of Value Created (if positive) and a set percentage of the increase in Value Created over the prior year (if positive), referred to as Incremental Value Created. Elements for determining Value Created and Incremental Value Created are defined as follows:

EBIT - Earnings Before Interest and Taxes.

Value Created (VC) - EBIT less a Capital Charge.

Incremental Value Created (IVC) - Increase or decrease in Value Created compared to the prior year.

Capital Employed - Total Assets, excluding cash, less Total Liabilities (other than debt). Also equal to total debt plus total equity, less cash on hand. This represents the total book value of the investment in the business. Capital Employed is determined daily.

Capital Charge – A charge for the use of capital employed in the business. The Capital Charge for the participating Named Executive Officers is currently in the range of 11% to 14% of the Capital Employed. In fiscal 2007, the Capital Charge was 11% for corporate executive vice presidents and above, including Messrs. McCarthy, Furlow and O’Leary and 14% for corporate senior vice presidents, including Mrs. Boydston. For fiscal 2008, the Capital Charge will remain the same for current participants and will be 11% for Mr. Merrill. The Capital Charge for purposes of this Plan is determined from time to time by, and may be adjusted individually or for the participants as a whole, at the discretion of the Compensation Committee in connection with its review of the Executive VCIP. The Compensation Committee, at its sole discretion, may approve objectively measurable adjustments to the Capital Charge, and therefore to VC and IVC, in recognition of special circumstances or to provide special incentives in the long-term interests of value creation. As an example, credit to the Capital Charge may be granted for purchases of land in advance of the immediate need for development, thereby encouraging commitments for future land development.

The percentage of Value Created paid is determined on a graduated scale which decreases as Value Created increases. The percentage of Incremental Value Created is fixed regardless of the level of Value Created. Each participating executive is assigned a range of percentages (in the case of Value Created) and a specific percentage (in the case of Incremental Value Created) by the Compensation Committee.

In addition, each year, pursuant to the Executive VCIP, the same percentages of Value Created and Incremental Value Created (whether positive or negative) are deemed to be put into a bank, which represents future bonus potential based upon a combination of both past and future performance, further encouraging a long-term view to decision-making. The bank is always at risk, and can be reduced by future negative performance.

Each year, after adding or subtracting the current year’s amounts to the bank, one third of the bank is paid out. The maximum balance of the bank, after current year additions and payments, is equal to one times the current year’s maximum cash payment, defined below. Twenty-five percent of any amount over this limit will be awarded in a combination of restricted stock and/or deferred compensation, at the discretion of the Compensation Committee. The remaining 75% of the excess is forfeited. At the end of each fiscal year, 10% of any positive ending bank, after current year adjustments, cash payments and any reduction for excess over the maximum limit specified in the Plan will be awarded as deferred compensation. This deferred compensation or restricted stock vests three years after the grant date and is forfeited upon termination for any reason other than a Change in Control. Upon a Change in Control, all such deferred compensation or restricted stock vests immediately.

In September 2006, the Committee established a minimum of one-half of an employee’s salary for purposes of annual opening bank balances under the Executive VCIP for fiscal year 2007 and future years.

The maximum total amount which may be awarded to any participant in any one year under the Executive VCIP is $10.0 million excluding any performance factor adjustment (described below) and $11.0 million including any performance factor adjustment, subject to a maximum bonus salary multiple which is determined by the participant’s position.

For fiscal 2007 and 2008, the percentages and maximum bonus salary multiples for the participating Named Executive Officers were and are as follows:

Name and Principal Position	Value Created (000’s)
	From	To	Value Created Percentage	Incremental Value Created Percentage	Maximum Bonus Salary Multiple
Ian J. McCarthy - President and Chief Executive Officer	<	$0	2.50%	2.50%	2.55
	$1	$5,000	2.50%	2.50%	3.83
	$5,001	$10,000	1.50%	2.50%	4.25
	$10,001	$20,000	1.00%	2.50%	4.68
	$20,001	$60,000	0.85%	2.50%	6.50
	$60,000	>	0.63%	2.50%	8.00
Michael H. Furlow - Executive Vice President and Chief Operating Officer	<	$0	1.50%	1.50%	2.19
	$1	$5,000	1.50%	1.50%	3.28
	$5,001	$10,000	0.90%	1.50%	3.64
	$10,001	$20,000	0.60%	1.50%	4.01
	$20,001	$60,000	0.30%	1.50%	4.37
	$60,000	>	0.20%	1.50%	5.10

Allan P. Merrill - Executive Vice President and Chief Financial Officer	<	$0	0.83%	0.83%	1.82
	$1	$5,000	0.83%	0.83%	2.73
	$5,001	$10,000	0.50%	0.83%	3.04
	$10,001	$20,000	0.33%	0.83%	3.34
	$20,001	$60,000	0.17%	0.83%	3.64
	$60,000	>	0.10%	0.83%	4.25

Cory J. Boydston - Former Senior Vice President and Treasurer	<	$0	0.20%	0.20%	0.54
	$1	$5,000	0.20%	0.20%	0.80
	$5,001	$10,000	0.12%	0.20%	0.89
	$10,001	$20,000	0.08%	0.20%	0.98
	$20,001	$60,000	0.04%	0.20%	1.07
	$60,000	>	0.02%	0.20%	1.25
James O’Leary - Former Executive Vice President and Chief Financial Officer	<	$0	0.83%	0.83%	1.82
	$1	$5,000	0.83%	0.83%	2.73
	$5,001	$10,000	0.50%	0.83%	3.04
	$10,001	$20,000	0.33%	0.83%	3.34
	$20,001	$60,000	0.17%	0.83%	3.64
	$60,000	>	0.10%	0.83%	4.25

Percentages and Maximum Bonus Salary Multiples for Value Created less than $0 are for the purposes of calculating reductions in the bank and maximum payments from the bank, if positive.

Actual incentive payments funded may be adjusted by additional performance factors and percentages, subject to the determination by the Compensation Committee prior to the beginning of any fiscal year that such additional adjustments shall not apply. The Compensation Committee adopts from time to time a schedule showing the percentage adjustments based on scores or other elements achieved with respect to the additional performance factors. For fiscal 2007, the following performance factor adjustments were in place:

(a)	Profitable Growth:	0% to +10%
(b)	Customer Satisfaction:	-10% to +0%

As such, actual incentive payments adjustments for fiscal 2007 could vary from -10% to +10% of the amount that would have been payable under the Executive VCIP before application of the performance factor adjustments.

As discussed above, based upon our fiscal 2007 financial performance both Value Created and Incremental Value Created for the Company were negative and no incentive amounts were earned by or paid to the Named Executive Officers under the Executive VCIP.

Equity-based Incentives
Grants of equity incentive plan awards and the full grant date fair value (determined in accordance with FAS 123(R)) of such awards are disclosed in the “Grants of Plan-Based Awards Table” in the year they are granted. The amount recorded as compensation expense in our income statement in accordance with FAS 123(R) relating to any such awards is disclosed in the “Summary Compensation Table” in the year when the compensation expense is recorded.

We utilize four equity-based, longer-term incentives: stock options, stock-settled stock appreciation rights (“SSARs”), time-based restricted stock, and performance-based restricted stock pursuant to the Amended and Restated 1999 Stock Incentive Plan.

Except in the case of the grants made to Messrs. McCarthy, Furlow, and O’Leary in February 2006 and to Mr. Merrill in May 2007, equity incentives vest as follows:

●	Stock options and SSARs vest after three years from the date of grant and expire seven years after grant (ten years for stock options granted prior to May 2003).
●	Time-based restricted stock vests five years from the date of grant.
●
Performance-based restricted stock vests after three years from grant contingent upon the ranking of the compound annual growth rate (“CAGR”) of total return to stockholders of Beazer Homes’ stock as compared to the compound annual growth rate of total stockholder return of the stock of the Performance Stock Peer Group over a defined time period (the “performance period”).

The performance criteria and corresponding vesting percentages for achieving such for performance-based restricted stock are defined as follows:

CAGR Peer Ranking	Vesting Percentage
Above 3rd Ranked Peer	150%
Equal to 3rd Ranked Peer	130%
Equal to or Above 4th Ranked Peer	115%
Equal to or Above 5th Ranked Peer	100%
Equal to or Above 6th Ranked Peer	75%
Equal to or Above 7th Ranked Peer	50%
Below 7th Ranked Peer	0%

Total stockholder return is defined as ending stock price plus dividends paid, divided by beginning stock price. Beginning stock price is defined as the average of the closing stock prices for the 20 trading days ending on the last trading day prior to the first trading day of the applicable performance period. Ending stock price is defined as the average of the closing stock prices for the 20 trading days ending on the last trading day of the performance period.

In February 2006, the Committee approved long-term stock incentive grants for Messrs. McCarthy, Furlow, and O’Leary. Mr. Merrill received a similar grant in May 2007, at the time he joined the Company. The vesting schedule for these grants differed from those described above as follows:

Performance-based restricted stock: One-third each of the aggregate number of performance-based restricted shares is eligible to vest depending on performance three, four and five years respectively after the beginning of the performance period, as defined in the award agreement. Depending on the level of performance achieved, as measured by the performance criteria described above, between 0% and 150% of shares then eligible for vesting on the performance date will vest. Upon termination of employment other than for cause or voluntary resignation, a portion of the performance-based restricted stock will vest, depending on length of service since the grant date.

Time-based restricted stock: Beginning five years after the date of grant, the restrictions on one-third of the time-based restricted stock will lapse each year for three years subject to continued employment. Upon termination of employment other than for cause or voluntary resignation, a portion of the restricted stock will vest, depending on length of service since the grant date.

Stock options or SSARs: Beginning three years after the date of grant, the stock options or SSARs vest one third each year for three years and will expire seven years after the date of grant. Upon termination of employment other than for cause or voluntary resignation, a portion of the stock options or SSARs will vest, depending on length of service since the grant date.

In accordance with the terms of Mr. Douglas’ employment letter effective May 2007, he was awarded ‘phantom’ stock options and ‘phantom’ restricted stock on his employment date. These phantom stock options were scheduled to vest over three years with one third vesting on the first anniversary of employment. The remaining two thirds were scheduled to vest in ratable increments each quarter over the following eight quarters. The phantom shares of restricted stock were scheduled to vest over five years, with 20% vesting on the first anniversary of employment with the remaining 80% vesting in ratable increments each quarter over the following 16 quarters. As a result of his termination of employment, which will be effective on or prior to July 15, 2008, all of the unvested ‘phantom’ stock options and restricted stock will be forfeited on the date of termination.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to the common stock that may be issued upon the exercise of options and other awards under our existing equity incentive plans as of September 30, 2007.

		Option Awards					Stock Awards
										Equity Incentive Plan Awards
		Number of Securities Underlying Unexercised Options (#)
Name	Grant Date	Exercisable	Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (11)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (12)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (11)
Ian J.
McCarthy	4/16/2002	73,824	-		$26.55	4/16/2012	-		-	-	-
	4/16/2002	-	-		-	-	24,362	(6)	$200,987	-	-
	11/15/2002	114,279	-		$20.83	11/15/2012	-		-	-	-
	2/10/2004	45,129	-		$32.96	2/10/2011	-		-	-	-
	2/10/2004	-	-		-	-	36,105	(7)	$297,866	-	-
	11/4/2004	41,379	-		$38.06	11/4/2011	-		-	-	-
	11/4/2004	-	-		-	-	33,102	(7)	$273,092	-	-
	11/15/2005	-	33,860	(2)	$62.02	11/15/2012	-		-	-	-
	11/15/2005	-	-		-	-	27,088	(7)	$223,476	-	-
	2/2/2006	-	393,816	(3)	$68.56	2/2/2013	-		-	-	-
	2/2/2006	-	-		-	-	78,763	(8)	$649,795	-	-
	2/2/2006	-	-		-	-	-		-	39,382	$324,897
	11/15/2006	-	-		-	-	40,103	(10)	$330,850	-	-

Michael
H. Furlow	4/16/2002	-	-		-	-	12,977	(6)	$107,060	-	-
	2/10/2004	27,306	-		$32.96	2/10/2011	-		-	-	-
	2/10/2004	-	-		-	-	21,846	(7)	$180,230	-	-
	11/4/2004	25,614	-		$38.06	11/14/2011	-		-	-	-
	11/4/2004	-	-		-	-	20,493	(7)	$169,067	-	-
	11/15/2005	-	19,349	(2)	$62.02	11/15/2012	-		-	-	-
	11/15/2005	-	-		-	-	15,479	(7)	$127,702	-	-
	2/2/2006	-	175,029	(3)	$68.56	2/2/2013	-		-	-	-
	2/2/2006	-	-		-	-	35,007	(8)	$288,808	-	-
	2/2/2006	-	-		-	-	-		-	17,504	$144,404

Allan P.
Merrill	5/1/2007	-	264,706	(3)(4)	$34.00	5/1/2014	-		-	-	-
	5/1/2007	-	-		-	-	52,941	(8)	$436,763	-	-
	5/1/2007	-	-		-	-	-		-	26,471	$218,382

Michael
Douglas	5/1/2007	-	38,603	(5)	$34.00	5/1/2014	-		-	-	-
	5/1/2007	-	-		-	-	15,441	(9)	$127,388	-	-

Cory J.
Boydston (1)	11/15/2002	4,803	-		$20.83	11/15/2012	-		-	-	-
	2/10/2004	3,450	-		$32.96	2/10/2011	-		-	-	-
	11/4/2004	1,590	-		$38.06	11/4/2011	-		-	-	-
	11/15/2005	-	1,042	(2)	$62.02	11/15/2012	-		-	-	-
	11/15/2006	-	-		-	-	1,765	(10)	$14,561	-	-
	2/6/2007	-	2,364	(2)(4)	$43.10	2/6/2014	-		-	-	-
	2/6/2007	-	-		-	-	473	(7)	$3,902	-	-
	2/6/2007	-	-		-	-	-		-	237	$1,951
James
O’Leary (1)		-			-	-	-		-	-	-

(1)
Mrs. Boydston resigned from the Company effective March 14, 2008; all unvested equity awards were forfeited. Mr. O’Leary resigned from the Company effective March 23, 2007; all unvested equity awards were forfeited.

(2)	Award vests three years following grant.
(3)	Award vests ratably over a three year period beginning three years following grant.
(4)	Award in the form of stock-settled stock appreciation rights (“SSARs”).
(5)
Award in the form of ‘phantom’ stock options. One-third of these vested on May 1, 2008, the first anniversary of employment. The remaining two-thirds will be forfeited on the effective date of Mr. Douglas’ termination of employment, which will be on or prior to July 15, 2008.

(6)           Award vests seven years following grant.
(7)	Award vests five years following grant.
(8)	Beginning five years after the date of grant, the restrictions on one-third of the award will lapse each year for three years subject to continued employment.
(9)
Award in the form of ‘phantom’ shares of restricted stock. 20% of these vested on May 1, 2008, the first anniversary of employment. The remaining 80% will be forfeited on the effective date of Mr. Douglas’ termination of employment, which will be on or prior to July 15, 2008.

(10)
Represents portion of executive’s annual cash bonus compensation deposited into an account as Restricted Stock Units (“RSUs”) representing shares of our common stock. The number of RSUs deposited is determined based on a per share price calculated at a 20% discount from the closing stock price of our common stock on the date of award. Shares represented by RSUs vest three years from the date of award. Until vested, such shares cannot be sold, assigned, pledged or encumbered, do not receive dividends and do not have voting rights and may appreciate or depreciate in value from the time they are purchased to when they vest and are subsequently issued.

(11)	Reflects the value using the closing share price of Beazer stock of $8.25 on the last trading day of fiscal 2007 (September 28, 2007).
(12)
Performance-based restricted stock vests contingent upon the ranking of the compound annual growth rate (“CAGR”) of total return to stockholders of Beazer Homes’ stock as compared to the compound annual growth rate of total stockholder return of the stock of the Performance Stock Peer Group over a defined time period (the “performance period”). See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” for further detail. Amounts shown assumes a threshold level of achievement at a 50% vesting percentage which assumes that our CAGR peer ranking achieved is equal to or above the 7th ranked peer during the performance period.

Option Exercises and Stock Vested

The following table provides information with respect to the number and value of shares acquired during fiscal 2007 from the exercise of vested stock options and the vesting of restricted stock and RSUs.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized Upon Exercise ($) (4)	Number of Shares Acquired on Vesting (#)		Value Realized Upon Vesting ($)
Ian J. McCarthy	179,535	(1)	$6,292,552	19,254	(5)	$163,659

Michael H. Furlow	-		-	-		-

Allan P. Merrill	-		-	-		-

Michael Douglas	-		-	-		-

Cory J. Boydston	-		-	-		-

James O’Leary	23,049	(2)	$507,766	-		-
	10,500	(2)	$189,768
	17,394	(3)	$14,220

(1)	Exercise of 179,535 stock options on November 14, 2006 at an option exercise price of $8.02 from a grant dated September 14, 2000.
(2)	Exercise of 23,049 and 10,500 stock options on November 13, 2006 at an option exercise price of $20.83 from a grant dated November 15, 2002 and $24.78 from a grant dated July 10, 2002, respectively.
(3)	Exercise of 17,394 stock options on March 23, 2007 at an option exercise price of $32.96 from a grant dated February 10, 2004.
(4)	Value realized upon exercise based on the difference between the market price of Beazer Homes common stock at the time of exercise of the option and the exercise price of the option.
(5)
Vesting of RSUs on September 25, 2007, representing previously deferred portion of executive’s annual cash bonus compensation three years prior. The per share market value of the vested RSUs was $8.50, which was the closing price of Beazer Homes common stock on that date.

Pension Benefits

We do not have a defined benefit pension plan or supplemental executive retirement plan or any other plans that are required to be disclosed in a pension benefits table.

Non-qualified Deferred Compensation

As discussed above, we maintain the Beazer Homes USA, Inc. Deferred Compensation Plan to provide eligible employees the opportunity to defer receipt of current compensation. The following table sets forth the non-qualified deferred compensation of each Named Executive Officer in fiscal 2007.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)(4)
Ian J. McCarthy	$0	$786,208	$605,497	$0	$5,372,609
Michael H. Furlow	$0	$377,798	$1,225,080	$0	$10,277,388
Allan P. Merrill	$3,000	$20,833	$206	$0	$24,039
Michael Douglas	$51,042	$2,625	$518	$0	$54,185
Cory J. Boydston	$0	$28,218	$7,855	$0	$127,518
James O’Leary	$0	$172,283	$93,159	($13,369)	$2,072,973

(1)
Includes discretionary lump sum or matching contributions by the Company of $200,000, $100,000, $20,833, $2,625 and $24,013 for Messrs. McCarthy, Furlow, Merrill, Douglas and O’Leary, respectively. These amounts are also reported under the “Summary Compensation Table – All Other Compensation”.

(2)
Includes amounts awarded of 10% of ending bank balance for fiscal 2006 under the Executive VCIP of $586,208, $277,798 and $148,270 for Messrs. McCarthy, Furlow and O’Leary, respectively. These amounts were awarded and therefore reported in the “Summary Compensation Table – All Other Compensation” in fiscal 2006, but were contributed by the Company in fiscal 2007. As such, they are not reported under the “Summary Compensation Table – All Other Compensation” for fiscal 2007.

(3)
Represents amounts of earnings on the balance of the participants’ accounts that are attributable to the performance of independently managed funds available to and selected by each participant under the Deferred Compensation Plan and in which deferred amounts are deemed to be invested. There is no guaranteed rate of return on these funds and the rate of return depends on the participants’ investment selections and on the market performance of the funds. None of the earnings in this column are included in the “Summary Compensation Table” because they were not preferential or above-market.

(4)	Aggregate balances include unvested amounts of Company contributions.

Narrative Disclosure to Non-qualified Deferred Compensation Table

In fiscal 2007, discretionary lump sum deferred compensation payments, in lieu of matching contributions, totaled $200,000, $100,000, $20,833 and $24,013, for Messrs. McCarthy, Furlow, Merrill and O’Leary, respectively. In addition, contributions, which vest after three years, are made to the Plan under the Executive VCIP as described above, if applicable. Under the Plan, participants select from a menu of investment options which track a variety of independently managed benchmark funds in which the funds are deemed to be invested. The return on the underlying investments determines the amount of earnings and losses that are credited or debited to the participants’ account. There is no guaranteed rate of return on these funds and the rate of return depends on the participants’ deemed investment option elections and on the market performance of the underlying funds. Deferred amounts and Company contributions are deposited in a trust that qualifies as a grantor trust under the Internal Revenue Code of 1986, as amended and are invested in Company-owned variable life insurance contracts. We own these contracts and are the sole beneficiary. Our obligations under the Plan are unsecured general obligations and rank equally with our other unsecured general creditors. Amounts deferred by participants and earnings and losses thereon are 100% vested. With the exception of contributions made under the Executive VCIP, the Company contributions and earnings and losses thereon vest on the same schedule as our 401(k) Plan.

Potential Post-employment Compensation

We have entered into Employment Agreements with certain of the Named Executive Officers and Supplemental Employment Agreements in the event of a Change of Control with each of the Named Executive Officers. Under the terms of these agreements, the Named Executive Officers are entitled to severance payments and other benefits in the event termination of employment under certain circumstances. These benefits may include cash payments, continuation of benefits and the acceleration of vesting outstanding equity-based incentives.

Employment Agreements
On September 1, 2004, Beazer Homes entered into amended and restated employment agreements (the “Employment Agreements”) with each of the following Named Executive Officers: Ian J. McCarthy, Michael H. Furlow, and James O’Leary. These agreements were subsequently amended on February 3, 2006. On May 1, 2007, Beazer Homes entered into an employment agreement with Allan P. Merrill. The Employment Agreements set forth the basic terms of employment for each executive, including base salary, bonus and benefits, including benefits to which each executive is entitled if employment is terminated for various reasons.

The Employment Agreement between the Company and Mr. McCarthy is effective for a three year period. The Employment Agreements between the Company and Messrs. Furlow and Merrill are each effective for a two year period, as was the employment agreement between Mr. O’Leary and the Company prior to his resignation in March 2007. Each Employment Agreement will be extended for successive one year periods unless earlier terminated by the Company or the executive or otherwise terminated in accordance with the respective Employment Agreement.

In the event an executive’s employment is terminated by the Company other than for “cause”, as defined below (or, in the case of Mr. McCarthy, terminated by the executive for “good reason”, generally defined as the assignment of the Executive to any duties materially inconsistent with his position as contemplated under the Employment Agreement or to any office or location other than as provided in the Employment Agreement, or certain other failures or breaches by the Company with respect to certain provisions under the Employment Agreement), the Company will pay to the executive in a lump sum in cash within 30 days after the date of termination the following amounts: (1) the executive’s annual base salary through the date of termination to the extent not already paid, (2) any accrued but unpaid annual bonus for any completed fiscal year ending prior to the date of termination, (3) the arithmetic average of the executive’s bonuses under the Company’s annual incentive plans in which the executive participates during the last three full fiscal years prior to the date of termination or for such lesser period as the executive has been employed by the Company (annualized in the event that the Executive was not employed by the Company for the whole of any such fiscal year) (“Average Annual Bonus”), pro-rated to the date of termination and (4) any deferred compensation (subject to payment election previously made by the executive) and accrued vacation pay. The sum of these amounts are referred to as “Accrued Obligations.”

In addition, the executive will be entitled to receive an amount equal to the sum of (1) executive’s annual base salary, and (2) the Average Annual Bonus, for the severance period. The sum of these amounts are referred to as “Severance”. The severance periods are three years from the date of termination for Mr. McCarthy, and two years from the date of termination for Messrs. Furlow and Merrill. Executives also continue to participate in the Company’s benefit plans during the severance period. These amounts will be paid at the same time that payments of annual base salary and bonus would otherwise have become due and payable absent termination. The Severance payments and the continuation of the benefits are subject to the compliance by the executive with the non-compete, non-solicitation and confidentiality provisions in the applicable Employment Agreement.

If an executive voluntarily terminates his employment, he will be entitled to receive an amount equal to the Accrued Obligations.

If the executive’s employment is terminated by the Company for “cause”, or as a result of the executive’s death or disability, the executive will be entitled to receive an amount equal to his base salary through the effective date of termination, and all other amounts to which the executive may be entitled under his Employment Agreement to the effective date of termination, including, in the case of termination for death or disability only, bonus amounts under the incentive plans in which the executive participates, which will be prorated to the date of termination. For the purposes of the Employment Agreements, “cause” is generally defined as (1) any act or failure to act by the Named Executive Officer done with the intent to harm in any material respect the financial interests or reputation of the Company; (2) Named Executive Officer being convicted of (or entering a plea of guilty or nolo contendere to) a felony; (3) Named Executive’s dishonesty, misappropriation or fraud to the Company, (4) a grossly negligent act or failure to act by Named Executive Officer which has a material adverse affect on the Company; (5) the material breach by Named Executive Officer of his agreements or obligations under the Employment Agreement which has a material adverse effect on the Company; or (6) the continued refusal to follow the directives of the Board or its designees which are consistent with Executive’s duties and responsibilities.

The timing of payment by the Company of any deferred compensation shall remain subject to the terms and conditions of the Deferred Compensation Plan and any payment election previously made by the executive; provided, however, that, if at the time of termination, the executive is a “specified employee” within the meaning of Section 409A of the Internal Revenue Code, as amended, then payments shall not be made before the date which is six (6) months after the date of separation from service with the Company.

Upon his voluntary resignation from the Company in March 2007, Mr. O’Leary received an amount equal to his base salary through the effective date of termination and accrued vacation pay. Mr. O’Leary’s compensation deferred under the Deferred Compensation Plan was paid in accordance with the Plan and his elections beginning in March 2008. In addition in March 2008 he received $944,892 representing his prorated average annual bonus that he became entitled to upon his resignation.

Under the Employment Agreement, a Named Executive Officer is subject to certain non-compete and non-solicitation restrictions at all times that the Executive is employed by the Company and for a period of time after the Executive’s employment under the Employment Agreement is terminated for any reason equal to the greater of 180 days or such longer period of time that the Executive is entitled to receive payments under the Employment Agreement.

On May 1, 2007, the Company extended an employment letter to Mr. Douglas which set forth the basic terms of his employment, including base salary and benefits, a guaranteed bonus, and long-term incentive compensation. Upon the termination of his employment for any reason (which will occur on or prior to July 15, 2008), the Company’s obligations are as follows: to pay a lump sum in cash within 30 days after the date of termination equal to the sum of (1) base salary through the date of termination to the extent not theretofore paid, (2) except in the case of termination for cause, any accrued but unpaid annual bonus respecting any completed fiscal year ending prior to the date of termination, and (3) any compensation previously deferred (together with any accrued interest or earnings thereon) and any vacation pay, in each case to the extent not theretofore paid.

Supplemental Employment (Change of Control) Agreements
On September 1, 2004, each of Mr. McCarthy, Mr. Furlow, Mr. O’Leary, and Mrs. Boydston entered into a supplemental employment agreement (the “Supplemental Employment Agreements”), each of which were amended in February 2006. These Supplemental Employment Agreements provide for continued employment of a Named Executive Officer for two years following a Change of Control or stated benefits if the Named Executive Officer’s employment is terminated without cause, or he or she leaves with good reason within two years of a Change of Control (a “double-trigger”). A “Change of Control” is defined generally as:

●
The acquisition by any individual, entity or group of beneficial ownership of 25% or more of either the outstanding shares of common stock of the Company or the combined voting power of the outstanding voting securities of the Company entitled to vote in the election of directors; or

●
Individuals who, as of the date of the Supplemental Employment Agreement, constitute the Board of Directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided however, that any individual subsequently becoming a director whose election was approved by a vote of at least a majority of the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board; or

●	Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company; or
●	Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

The Change of Control provisions in these agreements supersede any similar provisions in the Named Executive Officer’s Employment Agreement. Mr. Merrill and Mr. Douglas entered into similar agreements in May 2007 when they joined the Company.

Pursuant to the Supplemental Employment Agreements, the Company will continue to employ the executive for a period of two years from the date the Change of Control occurs (the “Effective Date”). In the event a Change of Control occurs and an executive terminates his or her employment for good reason or is terminated by the Company other than for cause, then the executive will be entitled to an amount, payable in a lump sum, equal to the sum of (1) the Accrued Obligations; (2) the product of (A) a stated multiple ranging from 1.5 to 3.0 and (B) the sum of the executive’s annual base salary and the highest annual bonus paid to the executive during the preceding three full fiscal years or for such lesser period as the executive has been employed by the Company (annualized in the event that the Executive was not employed by the Company for the whole of any such fiscal year) (“Highest Annual Bonus”); and (3) all other amounts to which the Executive may be entitled under his or her Supplemental Employment Agreement. In addition, the Company must provide the Executive and his or her family benefits similar to those in place prior to the Effective Date for a period of one year times the applicable stated multiple following the effective date of termination.

The stated multiple for Mr. McCarthy is 3.0, for Messrs. Furlow and Merrill, 2.0 and for Mr. Douglas and Mrs. Boydston, 1.5.

The Supplemental Employment Agreements also provide that the executive may terminate his or her employment during the 30-day period following the six-month anniversary of a Change of Control, and such termination will be deemed to be termination for good reason. If the executive terminates his or her employment pursuant to the good reason termination provision, then the executive will be subject to certain non-compete and non-solicitation restrictions for a period of one year following the termination of the executive’s employment.

Subsequent to a Change of Control, if the executive’s employment is terminated by the Company for cause, the executive will be entitled to receive an amount equal to the portion of his or her annual base salary accrued through the effective date of termination and any compensation previously deferred and all other payments to which the executive may be entitled under his or her Supplemental Employment Agreement.

The Supplemental Employment Agreements provide that if any payment or distribution by the Company to the Named Executive Officer would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the Company will pay the Named Executive Officer an additional amount sufficient to cover the excise tax, as well as any applicable federal, state income and employment taxes or other payments that may apply to the additional amounts paid.

PricewaterhouseCoopers LLP, Berkowitz, Trager & Trager, and Sullivan and Cromwell served as advisors to the Compensation Committee of the Company’s Board of Directors in establishing the terms of the Employment Agreements, the Supplemental Employment Agreements and amendments thereof. PricewaterhouseCoopers concluded that the agreements are reasonable in terms of both comparability to competitive practice and advancement of stockholder interests.

Disposition of Outstanding Equity Awards at Termination
Under the Company’s equity incentive plans, executives who resign from Beazer, or are terminated for cause, before equity-based grants are vested, forfeit such grants, except as described below with respect to grants of RSUs.

Our equity incentive plans provide for accelerated vesting of all outstanding equity-based grants in the event of a Change of Control. In the event that an executive’s employment is terminated by the Company other than for cause or due to death or disability, vested grants of most stock options and SSARs are exercisable for a period of 3 to 12 months following termination, depending on the reason for termination, and (except as noted in the next sentence) unvested grants are forfeited. Certain grants of stock options or SSARs made to Messrs. McCarthy, Furlow and Merrill and grants of restricted stock or performance-based restricted stock are subject to pro-rata vesting based on the number of whole months worked since the date of grant up to the date of termination (except in the case of termination for cause or voluntary resignation).

Under the CMSPP, executives who resign from Beazer, or are terminated for cause, prior to the vesting of RSUs receive the lesser of the amount originally deferred by the executive or the current value of the equivalent number of shares of stock represented by the RSUs. In the event of a Change of Control or termination of employment due to death or disability, RSUs vest in full. Executives whose employment is otherwise terminated by the Company other than for cause receive shares represented by RSUs on a pro-rata basis based on the number of whole months worked since the date of grant up to the date of termination. For RSUs that do not convert to shares as described above, executives receive the lesser of the amount originally deferred by the executive or the current value of the remaining RSUs that did not convert.

Potential Post-employment Compensation Table
The following table summarizes the payments and benefits that each executive would be entitled to receive in the event termination of employment under certain circumstances as of the last day of the Company’s fiscal year, September 30, 2007, and is based on each executive’s compensation and a closing stock price of $8.25 as of that date.

Information is not included for James O’Leary, our former Executive Vice President and Chief Financial Officer as Mr. O’Leary’s termination benefits were triggered on his effected date of resignation in March 2007 and are included in the Summary Compensation Table above.

		Type of Termination
	Payment or Benefit Type	Change in Control (1)		Death or Disability	Voluntarily by Executive	Voluntarily by Executive for Good Reason		By the Company for Cause	By the Company Other Than for Cause
Ian J. McCarthy	Severance	$28,152,300	(2)	$0	$0	$25,687,269	(3)	$0	$25,687,269	(2)
	Accrued Obligations (4)	$7,394,731		$7,394,731	$7,394,731	$7,394,731		$32,308	$7,394,731
	Continuation of Benefits (5)	$72,334		$0	$0	$72,334		$0	$72,334
	Stock Option/SSAR Vesting	$0		$0	$0	$0		$0	$0
	Restricted Stock Vesting	$1,645,223		$752,697	$0	$0		$0	$752,697
	Restricted Stock Unit Vesting/Payout	$330,850		$330,850	$330,850	$330,850		$330,850	$330,850
	Performance Restricted Stock Vesting	$704,921		$205,772	$0	$0		$0	$205,772
	Gross-up Payment	$0		$0	$0	$0		$0	$0
	Total	$38,300,359		$8,684,050	$7,725,581	$33,485,184		$363,158	$34,443,653

Michael H. Furlow	Severance	$9,519,582	(2)	$0	$0	N/A		$0	$9,084,042	(2)
	Accrued Obligations (4)	$3,772,790		$3,772,790	$3,772,790	N/A		$30,769	$3,772,790
	Continuation of Benefits (5)	$50,840		$0	$0	N/A		$0	$50,840
	Stock Option/SSAR Vesting	$0		$0	$0	N/A		$0	$0
	Restricted Stock Vesting	$872,858		$419,991	$0	N/A		$0	$419,991
	Restricted Stock Unit Vesting/Payout	$0		$0	$0	N/A		$0	$0
	Performance Restricted Stock Vesting	$313,312		$91,460	$0	N/A		$0	$91,460
	Gross-up Payment	$0		$0	$0	N/A		$0	$0
	Total	$14,529,382		$4,284,241	$3,772,790	N/A		$30,769	$13,419,123

Allan P. Merrill	Severance	$3,600,000	(2)	$0	$0	N/A		$0	$3,600,000	(2)
	Accrued Obligations (4)	$1,224,038		$1,224,038	$1,224,038	N/A		$24,038	$1,224,038
	Continuation of Benefits (5)	$30,183		$0	$0	N/A		$0	$30,183
	Stock Option/SSAR Vesting	$0		$0	$0	N/A		$0	$0
	Restricted Stock Vesting	$436,763		$20,815	$0	N/A		$0	$20,815
	Restricted Stock Unit Vesting/Payout	$0		$0	$0	N/A		$0	$0
	Performance Restricted Stock Vesting	$447,357		$29,123	$0	N/A		$0	$29,123
	Gross-up Payment (6)	$2,365,860		$0	$0	N/A		$0	$0
	Total	$8,104,201		$1,273,976	$1,224,038	N/A		$24,038	$4,904,159

Michael Douglas (7)	Severance	$1,050,000	(2)	$0	$0	N/A		$0	$20,192	(2)
	Accrued Obligations (4)	$376,923		$26,923	$26,923	N/A		$26,923	$26,923
	Continuation of Benefits (5)	$21,640		$0	$0	N/A		$0	$0
	Phantom Stock Option Vesting	$0		$0	$0	N/A		$0	$0
	Phantom Restricted Stock Vesting	$127,388		$0	$0	N/A		$0	$0
	Restricted Stock Unit Vesting/Payout	$0		$0	$0	N/A		$0	$0
	Gross-up Payment (6)	$592,733		$0	$0	N/A		$0	$0
	Total	$2,168,684		$26,923	$26,923	N/A		$26,923	$47,115

Cory J. Boydston (8)	Severance	$891,734	(2)	$0	$0	N/A		$0	$57,000	(2)
	Accrued Obligations (4)	$340,391		$14,102	$14,102	N/A		$14,102	$14,102
	Continuation of Benefits (5)	$18,125		$0	$0	N/A		$0	$0
	Stock Option/SSAR Vesting	$0		$0	$0	N/A		$0	$0
	Restricted Stock Vesting	$3,902		$462	$0	N/A		$0	$0
	Restricted Stock Unit Vesting/Payout	$14,561		$14,561	$14,561	N/A		$14,561	$14,561
	Performance Restricted Stock Vesting	$4,044		$462	$0	N/A		$0	$0
	Gross-up Payment	$0		$0	$0	N/A		$0	$0
	Total	$1,272,757		$29,587	$28,663	N/A		$28,663	$85,663

(1)	Amounts set forth in this column are payable following a Change in Control only upon a termination by the Company other than for cause or a termination by the executive for good reason.
(2)
Severance in the event of a Change of Control equals the executive’s stated multiple times the sum of the executive’s annual base salary and the Highest Annual Bonus. Mr. Merrill’s Supplemental Employment Agreement, which he entered into in May 2007 upon joining the company, stipulates for the purpose solely of calculating his Highest Annual Bonus that his fiscal 2007 bonus was deemed to be equal to two times his annual salary, or $1,200,000.

(3)
For Messrs. McCarthy, Furlow and Merrill, severance in the event of a termination of employment by the Company other than for cause (or for good reason in the case of Mr. McCarthy) equals the executive’s stated multiple times the sum of the executive’s annual base salary and the Average Annual Bonus. Mr. Merrill’s Supplemental Employment Agreement, which he entered into in May 2007 upon joining the company, stipulates for the purpose solely of calculating his Average Annual Bonus that his fiscal 2007 bonus was deemed to be equal to two times his annual salary, or $1,200,000. For Mr. Douglas and Ms. Boydston, who were not subject to an employment agreement, severance would be paid at the discretion of the Compensation Committee, but is assumed for purposes of this table to be based on severance arrangements provided to other employees, which is 2 weeks salary per year of service, with a minimum of 3 weeks salary and a maximum of 12 weeks salary.

(4)	At September 30, 2007, Accrued Obligations would have equaled one times Average Annual Bonus plus accrued vacation for termination other than for cause, and accrued vacation for termination for cause.
(5)	Continuation of benefits during the severance period include car allowance or use of company-owned automobile and medical, life and accidental death and dismemberment insurance coverage.
(6)
In the event of a termination due to a Change of Control effective September 30, 2007, it is estimated that Messrs. Merrill’s and Douglas’ payments under their Supplemental Employment Agreements would be subject to an excise tax. Under their Supplemental Employment Agreements, the Company will pay them an additional amount sufficient to cover the excise tax, as well as any applicable federal, state income and employment taxes or other payments that may apply to the additional amounts paid. This amount is represented by ‘Gross-up Payment’ in the table.

(7)	Mr. Douglas resigned his position as executive vice president effective April 25, 2008 and will cease to be an employee effective on or prior to July 15, 2008.
(8)	Mrs. Boydston resigned effective March 14, 2008.

Director Compensation

The following table sets forth the compensation of each non-employee Director in fiscal 2007.

Name (1)	Fees Earned or Paid in Cash (3)(4)(5) ($)	Stock Awards ($) (6) (7)	Option Awards ($) (6) (8)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Laurent Alpert	$155,750	$48,317	$30,326	$0	$234,393
Katie J. Bayne	$66,500	$51,046	$56,392	$0	$173,938
Brian C. Beazer	$225,000	$86,554	$74,313	$0	$385,867
Peter G. Leemputte	$152,315	$93,834	$61,829	$0	$307,978
Maureen O’Connell (2)	$23,185	$135,434	$38,342	$0	$196,961
Larry T. Solari	$160,750	$51,046	$30,326	$0	$242,122
Stephen P. Zelnak, Jr.	$86,750	$52,293	$30,326	$0	$169,369
(1)
Ian J. McCarthy is a member of the Board of Directors, as well as President and Chief Executive Officer of Beazer Homes. His compensation is disclosed in the preceding executive compensation tables. Since he does not receive compensation separately for his duties as a Director, he is not included in the Director Compensation table.

(2)	Ms. O’Connell retired from the Board of Directors effective with the Annual Meeting of Stockholders in February 2007.
(3)
For Mr. Beazer, includes annual retainer fee of $225,000 only. For other directors, includes annual retainer fee, paid quarterly, of $35,000 (pro-rated for Ms. O’Connell), $1,500 fee per meeting attended, $5,000 in additional payments to Mr. Solari for meetings with the Non-Executive Chairman for additional work in furtherance of his duties as Compensation Committee Chair as approved by the Non-Executive Chairman and $5,000 chair fee for Messrs. Alpert, Leemputte (pro-rated), Solari and Zelnak and Ms. O’Connell (pro-rated).

(4)
Fees for Messrs. Alpert, Leemputte and Solari reflect 55 meetings held by the Audit Committee in fiscal 2007. Payment for each meeting at the per meeting fee was approved by the Compensation Committee in recognition of the significant amount of time and work performed by the Audit Committee in conducting the independent investigation.

(5)
For Messrs. Beazer, Leemputte, Solari, and Zelnak and Ms. Bayne, includes portion of annual retainer deferred under the Director Stock Purchase Program and represented by RSUs which vest over three years.

(6)
Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007 in accordance with FAS 123(R) except that estimated forfeitures have been disregarded for these purposes. These columns include amounts from awards of restricted stock, RSUs, stock options and SSARs granted both in and prior to fiscal 2007. For fiscal 2007, 491 RSUs were granted each to Messrs. Beazer, Leemputte, Solari, and Zelnak and Ms. Bayne. The RSUs represents a portion of the director’s fiscal 2006 annual retainer deferred under the DSPP. Deferred amounts are deposited into an account as RSUs representing shares of our common stock. As such, the annual retainer was earned and reported in fiscal 2006, although the grant took place in fiscal 2007. The number of RSUs deposited is determined based on a per share price calculated at a 20% discount from the closing stock price of our common stock on the date of award. Shares represented by RSUs vest three years from the date of award. Until vested, such shares cannot be sold, assigned, pledged or encumbered, do not receive dividends and do not have voting rights and may appreciate or depreciate in value from the time they are purchased to when they vest and are subsequently issued. Additionally, 1,500 SSARs and 1,500 time-based restricted shares were granted to each non-employee director, except for Ms. O’Connell and Mr. Beazer. Mr. Beazer received a grant of 5,374 SSARs, 1,075 time-based restricted shares, and 1,075 performance-based restricted shares in fiscal 2007. Ms. O’Connell received no grants of SSARs or time-based restricted shares in fiscal 2007 due to her retirement from the Board of Directors. The grant date fair value of the award of RSUs to each non-employee director was $21,835. This amount reflects the total number of RSUs granted, although only the 20% discount is amortized and expensed under FAS 123R. The grant date fair value of the award of SSAR’s and time-based restricted shares to each non-employee director except for Mr Beazer was $33,795 and $64,650, respectively. The grant date fair value of the award of SSAR’s and restricted shares to Mr Beazer was $121,076 and $75,949, respectively. Further information regarding the valuation of stock and option awards can be found in Note 1 to the Consolidated Financial Statements in this Annual Report on Form 10-K for the year ended September 30, 2007.

(7)
The non-employee directors held the following amounts of restricted stock and restricted stock units at September 30, 2007: Mr. Alpert – 6,000; Ms. Bayne – 6,863; Mr. Beazer – 11,611; Mr. Leemputte – 8,491; Mr. Solari –6,863; and Mr. Zelnak – 7,388. See “Security Ownership of Management” in Item 12 of this Form 10-K for complete beneficial ownership information of Beazer Homes stock for each of our directors.

(8)
The non-employee directors held the following amounts of stock options and SSARs at September 30, 2007: Mr. Alpert – 24,000; Ms. Bayne – 36,000; Mr. Beazer – 64,567; Mr. Leemputte – 8,000; Mr. Solari – 41,115; and Mr. Zelnak – 36,000. See “Security Ownership of Management” in Item 12 of this Form 10-K for complete beneficial ownership information of Beazer Homes stock for each of our directors.

Narrative Disclosure to Director Compensation Table

Non-employee Directors (excluding Brian C. Beazer): Non-employee directors receive an annual retainer of $35,000 for services to Beazer Homes as members of the Board of Directors. In addition, directors receive $1,500 for each meeting or teleconference of the Board of Directors or any of its committees attended as well as for attendance at the annual meeting of stockholders and separate meetings of the independent directors. In addition, all Committee Chairs receive an annual fee of $5,000 relating to their role as Chair. Committee Chairs, in addition to the payments described above, may also receive additional payments for meetings with the Non-Executive Chairman or other work in furtherance of their duties as Chair as approved from time to time by the Non-Executive Chairman.

Directors may elect to defer receipt of up to 50% of their annual retainer under Beazer Homes’ Director Stock Purchase Program or DSPP. Deferred fees are represented by restricted stock units (“RSUs”) which vest after three years. For fiscal 2007, the number of RSU’s received was determined based on a 20% discount from the actual closing stock price of Beazer Homes’ common stock on the date of grant. Due to low availability of shares under the Amended and Restated 1999 Stock Incentive Plan at the beginning of fiscal 2008, from which shares under DSPP are issued, the Compensation Committee suspended this program for fiscal 2008 and will revisit its use for fiscal 2009.

In addition, directors are eligible to receive grants of stock options, SSARs and time-based restricted shares pursuant to the Amended and Restated 1999 Stock Incentive Plan, at the discretion of the Compensation Committee. The Compensation Committee’s rationale for equity grants to directors is, similar to that for the Named Executive Officers, with an aim to align their interests with those of stockholders. For fiscal 2007, the Compensation Committee approved grants of 1,500 SSARs and 1,500 time-based restricted shares to each non-employee director except for Mr. Beazer. The amount of the director grant is determined in consultation with the Committee’s retained compensation consultants. Stock options and SSARs granted to directors fully vest after three years and expire seven years after grant. Shares of time-based restricted stock are restricted for use or sale for five years from grant. All directors receive reimbursement for reasonable out-of-pocket expenses incurred by them in connection with participating in meetings of the Board of Directors and any committees thereof.

Brian C. Beazer: For fiscal 2007, we paid our Non-Executive Chairman of the Board a retainer of $225,000 for services rendered. This amount will remain the same for fiscal 2008. Similar to the other directors, Mr. Beazer may elect to defer receipt of a portion of his annual retainer up to the amount equal to the eligible deferral amount for the other directors under Beazer Homes’ Director Stock Purchase Program (suspended for fiscal 2008 as described above). In addition, Mr. Beazer is eligible to receive grants of stock options, SSARs, and both performance-based and time-based restricted shares pursuant to the Amended and Restated 1999 Stock Incentive Plan, at the discretion of the Compensation Committee. In determining the amount of equity compensation to be granted to Mr. Beazer, the Compensation Committee currently employs a defined multiple of approximately 0.8 of his annual retainer (which was set in light of his position of Non-Executive Chairman of the Board) although this is subject to the discretion of the Committee. The resulting dollar amount is converted to a unit equivalent based on the closing stock price on the grant date, and, in the case of stock options or SSARs,, this closing stock price on the grant date is discounted by 60% solely for the purpose of converting the multiple of salary to a unit equivalent; as noted above the exercise price is equal to 100% of fair market value of the common stock on the date of grant. As in the case of the Named Executive Officers, 50% of the award is granted in the form of stock options or SSARs, 25% in the form of time-based restricted stock and 25% in the form of performance-based restricted stock. Vesting and expiration of such grants of stock options, SSARs and time-based restricted shares are the same as those for the other directors. Grants of performance-based shares vest after three years, contingent upon the ranking of the compound annual growth rate of total return to stockholders of Beazer Homes’ stock as compared to the compound annual growth rate of total stockholder return of the stock of the Performance Stock Peer Group over a defined time period (the “performance period”) as described above.

In addition, Mr. Beazer is eligible to receive cash incentive compensation, at the discretion of the Compensation Committee based on predetermined criteria relating to 1) the performance of the market price of Beazer Homes’ common stock and the total return to Beazer Homes’ stockholders relative to the Peer Group and 2) relating to the Company’s financial performance under the Executive Value Created Incentive Plan. Mr. Beazer’s annual incentive compensation may not exceed two times his annual retainer, and no more than 50% of his incentive compensation may be derived from either of the two categories described above. Mr. Beazer did not receive any incentive compensation for fiscal year 2007.

The Compensation Committee’s rationale for Mr. Beazer’s eligibility for incentive compensation is similar to that for the Named Executive Officers with an aim to align his interests with those of stockholders by (1) rewarding through cash incentive compensation both annual and long-term financial success as measured by Value Created, defined as EBIT in excess of cost of capital and by (2) rewarding through equity incentive compensation for both relative and absolute performance of the Company’s stock and total return to stockholders.

Other than described above, no director receives any compensation from Beazer Homes for services rendered as a director.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during fiscal 2007 were Messrs. Solari and Zelnak and Ms. Bayne. None of the members of our Compensation Committee has ever been an officer or employee of Beazer or any of its subsidiaries. None of the members of our Compensation Committee had any relationship requiring disclosure under “Transactions with Related Persons” below. During fiscal 2007, none of our executive officers served as a Director or member of the Compensation Committee (or other Board committee performing equivalent functions) of another entity an executive officer of which served on our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of September 30, 2007 with respect to our shares of common stock that may be issued under our existing equity compensation plans, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Common Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,052,379	$45.01	853,333

Security Ownership of Management
The following table sets forth information as of April 25, 2008 with respect to the beneficial ownership of our common stock by each Director, each Named Executive Officer, and all directors and executive officers as a group. Except as otherwise indicated, each beneficial owner possesses sole voting and investment power with respect to all shares.

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (1)(2)(3)(4)(5)(6)	Percent of Outstanding
Laurent Alpert	34,500	*
Katie J. Bayne	39,429	*
Brian C. Beazer	136,313	*
Peter G. Leemputte	8,000	*
Ian J. McCarthy	1,093,565	2.79%
Larry T. Solari	48,615	*
Stephen P. Zelnak, Jr.	39,000	*
Michael H. Furlow	210,508	*
Allan P. Merrill	105,882	*
Michael R. Douglas	-	*
Cory J. Boydston, Former Senior Vice President and Treasurer	305	*
James O’Leary, Former Executive Vice President and Chief Financial Officer	2,189	*

Directors and Executive Officers as a Group (12 persons)	1,718,306	4.38%

* Less than 1%
(1)
Beneficial ownership includes restricted stock as follows: Mr. Alpert – 6,000, Ms. Bayne – 6,000, Mr. Beazer – 9,673, Mr. Leemputte – 8,000, Mr. McCarthy – 199,420, Mr. Solari – 6,000, Mr. Zelnak – 6,000, Mr. Furlow – 105,802 and Mr. Merrill – 52,941. Such shares of restricted stock were awarded under the Amended and Restated 1999 Stock Incentive Plan (the “1999 Plan”) and will vest unconditionally from five to eight years from the date of grant.

(2)
Beneficial ownership includes performance-based restricted stock as follows: Mr. Beazer – 1,075, Mr. McCarthy – 78,763, Mr. Furlow – 35,007 and Mr. Merrill – 52,941. Such shares of restricted stock were awarded under the 1999 Plan, and will vest contingent upon the achievement of performance criteria based on the Company’s total shareholder return as compared to the total shareholder return of the Performance Stock Peer Group.

(3)
Beneficial ownership includes shares of the Company’s common stock held through the Company’s 401(k) Plan as follows: Mr. McCarthy – 5,097, Mr. Furlow – 4,565, Ms. Boydston – 305, and Mr. O’Leary 2,189.

(4)
Beneficial ownership includes shares underlying stock options, respectively, which were fully vested and exercisable at, or will vest within 60 days of, April 25, 2008 as follows: Mr. Alpert – 21,000; Ms. Bayne – 33,000, Mr. Beazer – 56,703, Mr. McCarthy – 274,611, Mr. Solari – 38,115, Mr. Zelnak – 33,000, and Mr. Furlow – 52,920.

(5)
Beneficial ownership does not include Mr. McCarthy’s right to receive 40,103 shares of common stock, currently represented by restricted stock units, which he is entitled to receive three years from the award date in lieu of a portion of his fiscal year 2006 annual cash bonus compensation.

(6)
Beneficial ownership does not include the right to receive shares of common stock, currently represented by restricted stock units, which director is entitled to receive three years from the award date in lieu of a portion of their annual retainer as follows: Ms. Bayne – 863, Mr. Beazer – 863, Mr. Leemputte – 491, Mr. Solari – 863, and Mr. Zelnak – 1,388.

Security Ownership of Certain Beneficial Holders

The following table sets forth information as of April 25, 2008 with respect to the beneficial ownership of Beazer Homes’ common stock by all persons known by us to beneficially own more than 5% of our common stock.

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Legg Mason Capital Management, Inc. 100 Light Street Baltimore, MD 21202	6,580,171 (2)	16.77%
Capital Group International, Inc. 11100 Santa Monica Blvd. Los Angeles, CA 90025	5,292,800 (3)	13.49%
FMR LLC 82 Devonshire Street Boston, MA 02109	4,919,231 (4)	12.54%
Hotchkis & Wiley Capital Management LLC 725 S. Figueroa Street 39th Floor Los Angeles, CA 90017	3,876,608 (5)	9.88%
Deutsche Bank AG Theodor-Heuss-Allee 70 60468 Frankfurt am Main Federal Republic of Germany	3,605,138 (6)	9.19%
Franklin Mutual Advisers, LLC 101 John F. Kennedy Parkway Short Hills, NJ 07078	3,162,578 (7)	8.06%
Jeffrey L. Gendell 55 Railroad Ave., 3rd Floor Greenwich, CT 06830	3,061,683 (8)	7.80%
Ziff Asset Management, L.P. 283 Greenwich Avenue Greenwich, CT 06830	2,995,800 (9)	7.64%
Barclays Global Investors NA 45 Fremont Street San Francisco, CA 94105	2,655,221 (10)	6.77%
State Street Bank and Trust Company One Lincoln Street Boston, MA 02111	2,521,779 (11)	6.43%
Citigroup, Inc. 399 Park Avenue New York, NY 10043	2,322,751 (12)	5.92%
Canyon Capital Advisors LLC 9665 Wilshire Boulevard, Suite 200 Beverly Hills, CA 90212	2,062,152 (13)	5.26%

(1)
Based upon 39,234,305 shares of outstanding Common Stock as of April 18, 2008. The beneficial ownership information regarding principal stockholders is based upon the most recently available Form 13G or amendment thereto filed by each respective holder.

(2)
Legg Mason Capital Management, Inc., LMM LLC and Legg Mason Opportunity Trust jointly filed a Schedule 13G/A on February 14, 2008. According to the Schedule 13G/A, (a) Legg Mason Capital Management, Inc. had shared voting power and shared dispositive power as to all of its reported beneficially owned shares (2,980,171 shares); (b) LMM LLC had shared voting power and shared dispositive power as to all of its reported beneficially owned shares (3,600,000 shares); and (c) Legg Mason Opportunity Trust had shared voting power and shared dispositive power as to all of its reported beneficially owned shares (3,600,000 shares). Each of the reporting entities has the same address.

(3)
Capital Group International, Inc and Capital International Limited jointly filed a Schedule 13G/A on February 1, 2008. According to the Schedule 13G/A, (a) Capital Group International, Inc. had sole voting power as to 4,538,270 shares and sole dispositive power as to 5,292,800 shares; (b) Capital International Limited had sole voting power as to 2,909,270 shares and sole dispositive power as to 3,139,570 shares; (c) Capital Group International, Inc. (“CGII”) is the parent holding company of a group of investment management companies that hold investment power and, in some cases, voting power over the securities reported on the Schedule 13G; and (d) CGII does not have investment power or voting power over any of the securities reported on the Schedule 13G; however CGII may be deemed to beneficially own 5,292,800 shares.

(4)
FMR LLC and Edward C. Johnson 3d jointly filed a Schedule 13G/A on February 14, 2008. According to the Schedule 13G/A, (a) FMR LLC had sole voting power on 2,000 of its beneficially owned shares and sole dispositive power as to all of its beneficially owned shares (4,919,231 shares); (b) Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 4,919,231 shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940; and (c) Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of 4,919,231 shares. Each of the reporting entities has the same address.

(5)
Hotchkis & Wiley Capital Management LLC filed a Schedule 13G/A on February 14, 2008. According to the Schedule 13/GA, Hotchkis & Wiley Capital Management LLC had sole voting power as to 2,899,508 shares and sole dispositive power as to all of its beneficially owned shares.

(6)
Deutsche Bank AG, Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch, jointly filed a Schedule 13G on February 7, 2008. According to the Schedule 13G, (a) the reporting entities had sole voting power and sole dispositive power as to all of the reported beneficially owned shares (3,605,138 shares); (b) Deutsche Bank AG had sole voting power and sole dispositive power as to all of its beneficially owned shares (2,993,688 shares); (c) Deutsche Bank Securities Inc. had sole voting power and sole dispositive power as to all of its beneficially owned shares (611,450 shares); and (d) Deutsche Bank AG, London Branch, had sole voting power and sole dispositive power as to all of its beneficially owned shares (2,993,688 shares). Each of the reporting entities has the same address.

(7)
Franklin Mutual Advisers, LLC filed a Schedule 13G on January 30, 2008. According to the Schedule 13G, Franklin Mutual Advisers, LLC had sole voting power and sole dispositive power as to all of the reported beneficially owned shares (3,162,578 shares).

(8)
Mr. Gendell, Tontine Partners, L.P., Tontine Management, L.L.C., Tontine Capital Partners, L.P., Tontine Capital Management, L.L.C., and Tontine Overseas Associates, L.L.C. jointly filed a Schedule 13G/A on February 8, 2008. According to the Schedule 13G/A, (a) Mr. Gendell had sole voting and dispositive power as to 205,135 shares, shared voting and dispositive power as to 2,856,548 and aggregate beneficial ownership of 3,061,683 shares; (b) Tontine Partners, L.P. and Tontine Management, L.L.C. each had shared voting and dispositive power as to the 726,272 shares they beneficially owned; (c) Tontine Overseas Associates, L.L.C. had shared voting and dispositive power as to the 2,011,776 shares it beneficially owned; (d) Tontine Capital Partners, L.P. had shared voting and dispositive power as to the 118,500 shares they beneficially owned; and (e) Tontine Capital Management, L.L.C. had shared voting and dispositive power as to the 317,706 shares it beneficially owned. The Schedule 13G/A indicates that Mr. Gendell is the managing member of (a) Tontine Management, L.L.C., a Delaware limited liability company, which is the general partner of Tontine Partners, L.P., a Delaware limited partnership, and has the power to direct its affairs; (b) Tontine Capital Management, L.L.C., a Delaware limited liability company, which is the general partner of Tontine Capital Partners, L.P., a Delaware limited partnership, and has the power to direct its affairs; and (c) Tontine Overseas Associates, L.L.C., a Delaware limited liability company, and in that capacity Mr. Gendell directs their operations. Each of the reporting entities has the same address.

(9)
Ziff Asset Management, L.P., PBK Holdings, Inc., Philip B. Korsant and ZBI Equities LLC jointly filed a Schedule 13G/A on February 13, 2008. According to the Schedule 13G/A, (a) Ziff Asset Management, L.P. had shared voting and dispositive power as to the 2,763,750 shares it beneficially owned; (b) each of PBK Holdings, Inc., Philip B. Korsant and ZBI Equities LLC had shared voting and dispositive power as to the 2,995,800 shares it beneficially owned; and (c) partnerships of which PBK Holdings, Inc. is the general partner, including (9) Ziff Asset Management, L.P., are the owners of record of the shares reported on the Schedule 13G/A and each of PBK Holdings, Inc., Philip B. Korsant, and ZBI Equities, L.L.C. may be deemed to beneficially own all or a portion of the shares reported on the Schedule 13G/A as a result of the direct or indirect power to vote or dispose of such stock. Each of the reporting entities has the same address.

(10)
Barclays Global Investors, NA and Barclays Global Fund Advisors jointly filed a Schedule 13G on February 5, 2008. According to the Schedule 13G, (a) Barclays Global Investors, NA had sole voting power as to 744,587 shares and sole dispositive power as to the 869,247 shares it beneficially owned; and (c) Barclays Global Fund Advisors had sole voting and dispositive power as to the 1,785,974 shares it beneficially owned. Each of the reporting entities has the same address.

(11)
State Street Bank and Trust Company filed a Schedule 13G on February 12, 2008. According to the Schedule 13G, State Street Bank and Trust Company had sole voting power and shared dispositive power as to the 2,521,779 shares it beneficially owned.

(12)
Citigroup Inc., Citigroup Financial Products Inc. and Citigroup Global Markets Holdings Inc. jointly filed a Schedule 13G on February 8, 2008. According to the Schedule 13G, each of Citigroup Inc., Citigroup Financial Products Inc. and Citigroup Global Markets Holdings Inc. has shared voting and dispositive power as to the 2,322,751 shares it beneficially owns. The address of the principal office of each of Citigroup Financial Products Inc. and Citigroup Global Markets Holdings Inc. is 388 Greenwich Street, New York, NY 10013.

(13)
Canyon Capital Advisors LLC, Mitchell R. Julis, Joshua S. Friedman and K. Robert Turner jointly filed a Schedule 13G on February 14, 2008. According to the Schedule 13G, (a) Canyon Capital Advisors LLC had sole voting and dispositive power as to the 2,062,152 shares it beneficially owned; (b) each of Messrs. Julis, Friedman and Turner had shared voting and dispositive power as to the 2,062,152 shares he beneficially owned; (c) Canyon Capital Advisors LLC is an investment advisor to various managed accounts with the right to receive, or the power to direct the receipt, of dividends from, or the proceeds from the sale of the securities held by, such managed accounts; and (d) Messrs. Julis, Friedman, and Turner control entities which own 100% of Canyon Capital Advisors LLC. Each of the reporting entities has the same address.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

There were no reportable transactions with related persons during fiscal 2007.

Review, Approval or Ratification of Transactions with Related Persons

The Nominating/Corporate Governance Committee Charter provides that the committee will conduct an appropriate review of all proposed related party transactions to identify potential conflict of interest situations and the committee will submit the related party transactions to the Board for its approval and implementation of appropriate action to protect the Company from potential conflicts of interest. The committee has not adopted any specific procedures for conducting such reviews and considers each transaction in light of the specific facts and circumstances presented. Also, as described below, a portion of the review authority, in the case of transactions with employees, is delegated to supervising employees pursuant to the terms of our Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics, which applies to all directors, officers and employees, directs each individual to avoid any actual or apparent conflict of interest. Under this code, each director is required to notify the Chair of the Nominating/Corporate Governance Committee, in writing, as soon as such director or any immediate family member becomes involved with or affiliated with, any activity, business or other entity which has a business, charitable or other relationship with the Company. In addition, the code requires each employee, including all executive officers, to promptly disclose to his or her immediate supervisor, in writing, before the employee or any immediate family member becomes actively involved with, or affiliated with, any activity, business or other entity which has a business, charitable or other relationship with the Company. In determining whether a conflict exists, the supervisor shall seek further guidance as is appropriate (which may include discussions with more senior officers or the Nominating/Corporate Governance Committee).

Each director, officer and employee is required to provide an annual certification that he or she has received and reviewed the Code of Business Conduct and Ethics and disclose any related person transactions.

Director Independence

Listing standards relating to corporate governance promulgated by the NYSE require that the Board of Directors be comprised of a majority of independent directors. The Sarbanes-Oxley Act and rules of the SEC require that the Audit Committee be comprised solely of independent directors. The NYSE standards further require that the Compensation and Nominating/Corporate Governance Committees also be comprised solely of independent directors. On the basis of information solicited from each director, and upon the advice and recommendation of the Nominating/Corporate Governance Committee, the Board of Directors has determined that five of its current seven directors have no material relationship with Beazer Homes other than their relationship as members of the Board and are independent within the meaning of the Sarbanes-Oxley Act and the NYSE standards. Those directors serving during fiscal 2007 determined to be independent were Messrs. Alpert, Leemputte, Solari, and Zelnak and Ms. Bayne.

In making these determinations, at the request of the Board, the Nominating/Corporate Governance Committee, with assistance from the Company’s General Counsel, evaluated responses to an independence and qualification questionnaire completed annually by each director and follow up inquiries made to certain directors. The Nominating/Corporate Governance Committee made a recommendation that five directors be considered independent, which recommendation the Board subsequently discussed and adopted. The Board concluded that four of those five directors, Messrs. Alpert, Leemputte and Zelnak, and Ms. Bayne, had no relationship with Beazer Homes other than their relationship as members of the Board. In the case of Mr. Solari, the responses to the questionnaire indicated a potential relationship with two companies that provided some goods or services to Beazer Homes. In this case, based upon the most recent information available, the amount paid for goods and services represented less than one half of one percent of both the providing companies’ and Beazer Homes annual gross revenues. Accordingly, based upon the amount paid for the goods and services, the Board affirmatively determined that the relationship was not material either to Beazer Homes or to the other companies. Based on the foregoing, the Board of Directors of Beazer Homes had a majority of independent directors and each of the Audit, Nominating/Corporate Governance and Compensation committees of the Board during fiscal 2007 were comprised entirely of independent directors and it is expected that the majority of directors and all committee members in fiscal 2008, other than one member of the Finance Committee, as to which independence is not required for membership, will be independent as well. Accordingly, Beazer Homes was, in fiscal 2007, and continues to be in compliance with the requirements of the NYSE and the SEC for Board independence.

Item 14. Principal Accountant Fees and Services

For the fiscal years ended September 30, 2007 and 2006, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”).

Audit Fees: The aggregate fees billed for the audit of our annual financial statements for the fiscal years ended September 30, 2007 and 2006 and for reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $3,098,351 and $1,110,310, respectively and include fees for Sarbanes-Oxley Section 404 attestation procedures.

Audit-Related Fees: The aggregate fees billed for audit-related services for the fiscal years ended September 30, 2007 and 2006 were $84,800 and $130,300, respectively. These fees relate to assurance and related services performed by Deloitte & Touche that are reasonably related to the performance of the audit or review of our financial statements. These services include: employee benefit and compensation plan audits, attestations by Deloitte that are not required by statute or regulation, and consulting on financial accounting/reporting standards.

Tax Fees: The aggregate fees billed for tax services for the fiscal years ended September 30, 2007 and 2006 were $448,492 and $352,400, respectively. These fees relate to professional services performed by Deloitte & Touche with respect to tax compliance, tax advice and tax planning. These services include preparation of original and amended tax returns for the Company and its consolidated subsidiaries, refund claims, payment planning, tax audit assistance, and tax work stemming from “Audit-Related” items. The aggregate fees billed for tax compliance and advice services for fiscal years ended September 30, 2007 and 2006 were $259,600 and $352,400, respectively. The aggregate fees billed for tax planning services for fiscal years ended September 30, 2007 and 2006 were $188,892 and $0, respectively.

All Other Fees: No other fees were paid to Deloitte & Touche in either fiscal year 2007 or fiscal year 2006.

The Audit Committee annually approves each year’s engagement for audit services in advance. The Audit Committee has also established complementary procedures to require pre-approval of all permitted non-audit services provided by the Company’s independent auditors. All non-audit services described above were pre-approved by the Audit Committee in fiscal 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K.

(a)	1. Financial Statements

Page herein
Consolidated Statements of Operations for the years ended September 30, 2007, 2006 and 2005.	59
Consolidated Balance Sheets as of September 30, 2007 and 2006.	60
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2007, 2006 and 2005.	61

Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005.	62
Notes to Consolidated Financial Statements.	63

2.	Financial Statement Schedules

None required.

3.	Exhibits

Exhibit Number		Exhibit Description
3.1	--	Amended and Restated Certificate of Incorporation of the Company – incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4/A filed on March 12, 2002
3.2	--	Second Amended and Restated Bylaws of the Company – incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
4.1	--
Indenture dated as of May 21, 2001 among the Company and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 ⅝% Senior Notes due 2011 – incorporated herein by reference to Exhibit 4.4 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)

4.2	--
Supplemental Indenture (8 ⅝% Notes) dated as of May 21, 2001 among the Company, its subsidiaries party thereto and U.S. Bank Trust National Association, as trustee – incorporated herein by reference to Exhibit 4.5 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)

4.3	--	Form of 8 ⅝% Senior Notes due 2011 – incorporated herein by reference to Exhibit 4.6 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)
4.4	--	Specimen of Common Stock Certificate – incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 initially filed on December 6, 1993
4.5	--
Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 ⅜% Senior Notes due 2012 – incorporated herein by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-4 filed on July 16, 2002

4.6	--
First Supplemental Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 ⅜% Senior Notes due 2012 – incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-4 filed on July 16, 2002

4.7	--	Form of 8 ⅜% Senior Notes due 2012 – incorporated herein by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-4 filed on July 16, 2002
4.8	--
Second Supplemental Indenture dated as of November 13, 2003 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 6 ½% Senior Notes due 2013 – incorporated herein by reference to Exhibit 4.11 of the Company’s Form 10-K for the year ended September 30, 2003 (File No. 001-12822)

4.9	--	Form of 6 ½% Senior Notes due 2013 – incorporated herein by reference to Exhibit 4.12 of the Company’s Form 10-K for the year ended September 30, 2003 (File No. 001-12822)
4.10	--
Indenture dated as of June 8, 2004 among Beazer, the Guarantors party thereto and SunTrust Bank, as trustee, related to the 4 ⅝% Convertible Senior Notes due 2024 – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12822)

4.11	--	Form of 4 ⅝% Convertible Senior Notes due 2024 – incorporated herein by reference to Exhibit 4.2 of the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12822)
4.12	--	Form of 6 ⅞% Senior Notes due 2015 – incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 13, 2005
4.13	--
Form of Fifth Supplemental Indenture, dated as of June 8, 2005, by and among Beazer, the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 13, 2005

4.14	--
Sixth Supplemental Indenture, dated as of January 9, 2006, to the Trust Indenture dated as of May 21, 2001 – incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K filed on January 17, 2006 (File No. 001-12822)

4.15	--
Seventh Supplement Indenture, dated as of January 9, 2006, to the Trust Indenture dated as of April 17, 2002 – incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K filed on January 17, 2006 (File No. 001-12822)

4.16	--	Form of Senior Note due 2016 – incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 8, 2006 (File No. 001-12822)
4.17	--
Form of Eighth Supplemental Indenture, dated June 6, 2006, by and among Beazer Homes USA, Inc., the guarantors named therein and UBS Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities, Inc., Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc., BNP Paribas Securities Corp. and Greenwich Capital Markets – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 8, 2006 (File No. 001-12822)

4.18	--
Form of Junior Subordinated indenture between Beazer Homes USA, Inc., JPMorgan Chase Bank, National Association, dated June 15, 2006 – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 21, 2006 (File No. 001-12822)

4.19	--
Form of the Amended and Restated Trust Agreement among Beazer Homes USA, Inc., JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and certain individuals named therein as Administrative Trustees, dated June 15, 2006 - incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 21, 2006 (File No. 001-12822)

4.20	--
Seventh Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture, dated May 21, 2001, among the Company, US Bank National Association, as trustee, and the subsidiary guarantors party thereto – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 30, 2007 (File No. 001-12822)

4.21	--
Ninth Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture, dated April 17, 2002, among the Company, US Bank National Association, as trustee, and the subsidiary guarantors party thereto – incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 30, 2007 (File No. 001-12822)

4.22	--
Third Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture, dated June 8, 2004, among the Company, SunTrust Bank, as trustee, and the subsidiary guarantors party thereto – incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed on October 30, 2007 (File No. 001-12822)

10.1*	--	Amended and Restated 1994 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-K for the year ended September 30, 2005 (File No. 001-12822)
10.2*	--	Non-Employee Director Stock Option Plan – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)
10.3*	--	Amended and Restated 1999 Stock Incentive Plan – incorporated herein by reference to Exhibit 4.2 of the Company’s Form S-8 filed on June 17, 2004
10.4*	--	2005 Value Created Incentive Plan – incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.5*	--	Second Amended and Restated Corporate Management Stock Purchase Program
10.6*	--	Customer Survey Incentive Plan – incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.7*	--	Director Stock Purchase Program – incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.8*	--	Form of Stock Option and Restricted Stock Award Agreement – incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.9*	--	Form of Stock Option Award Agreement – incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.10*	--
Amended and Restated Employment Agreement of Ian J. McCarthy dated as of September 1, 2004 – incorporated herein by reference to Exhibit 10.01 of the Company’s Form 8-K filed on September 1, 2004 (File No. 001-12822)

10.11*	--
First Amendment to Amended and Restated Employment Agreement of Ian J. McCarthy dated as of February 3, 2006 – incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)

10.12*	--
Amended and Restated Employment Agreement of Michael H. Furlow dated as of September 1, 2004 – incorporated herein by reference to Exhibit 10.02 of the Company’s Form 8-K filed on September 1, 2004 (File No. 001-12822)

10.13*	--
First Amendment to Amended and Restated Employment Agreement of Michael H. Furlow dated as of February 3, 2006 – incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)

10.14*	--	Employment Agreement effective May 1, 2007 for Allan P. Merrill - incorporated herein by reference to Exhibit 10.01 of the Company’s Form 8-K filed on April 24, 2007 (File No. 001-12822)
10.15*	--	Employment Letter for Michael Douglas, effective May 1, 2007 and as amended on August 24, 2007 and November 12, 2007
10.16*	--
Amended and Restated Supplemental Employment Agreement of Ian J. McCarthy dated as of February 3, 2006 – incorporated herein by reference to Exhibit 10.1of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)

10.17*	--
Amended and Restated Supplemental Employment Agreement of Michael H. Furlow dated as of February 3, 2006 – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)

10.18*	--
Change of Control Employment Agreement effective May 1, 2007 for Allan P. Merrill – incorporated herein by reference to Exhibit 10.02 of the Company’s Form 8-K filed on April 24, 2007 (File No. 001-12822)

10.19*	--
Amended and Restated Supplemental Employment Agreement of Cory J. Boydston dated as of February 3, 2006 – incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)

10.20*	--	Change of Control Employment Agreement effective May 1, 2007 for Michael R. Douglas
10.21*	--
Form of Performance Shares Award Agreement dated as of February 2, 2006 – incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)

10.22*	--	Form of Award Agreement dated as of February 2, 2006 – incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)
10.23*	--	2005 Executive Value Created Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 9, 2005 (File No. 001-12822)
10.24	--
Credit Agreement dated as of July 25, 2007 between the Company, the lenders thereto, and Wachovia Bank, National Association, as Agent, BNP Paribas, The Royal Bank of Scotland, and Guaranty Bank, as Documentation Agents, Regions Bank, as Senior Managing Agent, and JPMorgan Chase Bank, as Managing Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 26, 2007 (File No. 001-12822)

10.25	--
Waiver and First Amendment, dated as of October 10, 2007, to and under the Credit Agreement, dated as of July 15, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 11, 2007 (File No. 001-12822)

10.26	--
Second Amendment, dated October 26, 2007, to and under the Credit Agreement, dated as of July 15, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 30, 2007 (File No. 001-12822)

10.27*	--	2008 Beazer Homes USA, Inc. Deferred Compensation Plan, adopted effective January 1, 2008
10.28*	--	Discretionary Employee Bonus Plan
21	--	Subsidiaries of the Company
31.1	--	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	--	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	--	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	--	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Represents a management contract or compensatory plan or arrangement

(c)           Exhibits

Reference is made to Item 15(a)3 above. The following is a list of exhibits, included in item 15(a)3 above, that are filed concurrently with this report.

10.5*	--	Second Amended and Restated Corporate Management Stock Purchase Program
10.15*	--	Employment Letter for Michael Douglas, effective May 1, 2007 and as amended on August 24, 2007 and November 12, 2007
10.20*	--	Change of Control Employment Agreement effective May 1, 2007 for Michael R. Douglas
10.27*	--	2008 Beazer Homes USA, Inc. Deferred Compensation Plan, adopted effective January 1, 2008
10.28*	--	Discretionary Employee Bonus Plan
21	---	Subsidiaries of the Company
31.1	---	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	---	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	---	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	---	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Financial Statement Schedules

Reference is made to Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beazer Homes USA, Inc.

By:	/s/ Ian J. McCarthy
Name: Ian J. McCarthy
Title: President and Chief
Executive Officer
Date: May 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 12, 2008	By:	/s/ Brian C. Beazer
Date		Brian C. Beazer, Director and Non- Executive Chairman of the Board

May 12, 2008	By:	/s/ Ian J. McCarthy
Date		Ian J. McCarthy, Director, President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2008	By:	/s/ Laurent Alpert
Date		Laurent Alpert, Director

May 12, 2008	By:	/s/ Katie J. Bayne
Date		Katie J. Bayne, Director

May 12, 2008	By:	/s/ Peter G. Leemputte
Date		Peter G. Leemputte, Director

May 12, 2008	By:	/s/ Larry T. Solari
Date		Larry T. Solari, Director

May 12, 2008	By:	/s/ Stephen P. Zelnak
Date		Stephen P. Zelnak, Jr., Director

May 12, 2008	By:	/s/ Allan P. Merrill
Date		Allan P. Merrill, Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

May 12, 2008	By:	/s/ Robert Salomon
Date		Robert Salomon, Senior Vice President, Chief Accounting Officer
and Controller (Principal Accounting Officer)