Form 10-Q
period 2007-12-31
BEAZER HOMES USA INC
filed 2008-05-15
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	☐	NO	☒

Class	Outstanding at May 9, 2008

Common Stock, $0.001 par value	39,234,305 shares

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A– Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  Such factors may include:

•
the timing and final outcome of the United States Attorney investigation, the Securities and Exchange Commission’s (“SEC”) investigation and other state and federal agency investigations, the putative class action lawsuits, the derivative claims, multi-party suits and similar proceedings as well as the results of any other litigation or government proceedings;

•	material weaknesses in our internal control over financial reporting;
•	additional asset impairment charges or writedowns;
•	economic changes nationally or in local markets, including changes in consumer confidence, volatility of mortgage interest rates and inflation;
•	continued or increased downturn in the homebuilding industry;
•	estimates related to homes to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;
•	continued or increased disruption in the availability of mortgage financing;
•	our cost of and ability to access capital and otherwise meet our ongoing liquidity needs including the impact of any further downgrades of our credit ratings;
•	potential inability to comply with covenants in our debt agreements;
•	continued negative publicity;
•	increased competition or delays in reacting to changing consumer preference in home design;
•	shortages of or increased prices for labor, land or raw materials used in housing production;
•
factors affecting margins such as decreased land values underlying land option agreements, increased land development costs on projects under development or delays or difficulties in implementing initiatives to reduce production and overhead cost structure;

•	the performance of our joint ventures and our joint venture partners;
•	the impact of construction defect and home warranty claims and the cost and availability of insurance, including the availability of insurance for the presence of moisture intrusion;
•
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

•	effects of changes in accounting policies, standards, guidelines or principles; or
•	terrorist acts, acts of war and other factors over which the Company has little or no control.

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

BEAZER HOMES USA, INC.
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION		4
Item 1.	Financial Statements	4
Unaudited Condensed Consolidated Balance Sheets, December 31, 2007 and September 30, 2007		4
Unaudited Condensed Consolidated Statements of Operations, Three Months Ended December 31, 2007 and 2006		5
Unaudited Condensed Consolidated Statements of Cash Flows, Three Months Ended December 31, 2007 and 2006		6
Notes to Unaudited Condensed Consolidated Financial Statements		7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	45
PART II.	OTHER INFORMATION	50
Item 1.	Legal Proceedings	50
Item 6.	Exhibits and Financial Statement Schedules	53
SIGNATURES		53

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2007	2007
ASSETS
Cash and cash equivalents	$236,540	$454,337
Restricted cash	95,987	5,171
Accounts receivable	49,489	45,501
Income tax receivable	100,767	63,981
Inventory
Owned inventory	2,290,086	2,537,791
Consolidated inventory not owned	193,300	237,382
Total inventory	2,483,386	2,775,173
Residential mortgage loans available-for-sale	93	781
Investments in unconsolidated joint ventures	99,426	109,143
Deferred tax assets	341,466	232,949
Property, plant and equipment, net	67,124	71,682
Goodwill	68,613	68,613
Other assets	115,002	102,690
Total assets	$3,657,893	$3,930,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$98,716	$118,030
Other liabilities	462,615	453,089
Obligations related to consolidated inventory not owned	137,633	177,931
Senior Notes (net of discounts of $2,916 and $3,033, respectively)	1,522,084	1,521,967
Junior subordinated notes	103,093	103,093
Other secured notes payable	44,524	118,073
Model home financing obligations	112,287	114,116
Total liabilities	2,480,952	2,606,299

Stockholders' equity:
Preferred stock (par value $.01 per share, 5,000,000 shares
authorized, no shares issued)	-	-
Common stock (par value $0.001 per share, 80,000,000 shares
authorized, 42,576,011 and 42,597,229 issued and
39,237,357 and 39,261,721 outstanding, respectively)	43	43
Paid-in capital	545,284	543,705
Retained earnings	815,521	963,869
Treasury stock, at cost (3,338,654 and 3,335,508 shares, respectively)	(183,907)	(183,895)
Total stockholders' equity	1,176,941	1,323,722
Total liabilities and stockholders' equity	$3,657,893	$3,930,021

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	December 31,
	2007	2006
Total revenue	$503,148	$802,535
Home construction and land sales expenses	434,676	665,153
Inventory impairments and option contract abandonments	168,512	140,367
Gross loss	(100,040)	(2,985)

Selling, general and administrative expenses	93,169	116,916
Depreciation and amortization	6,058	7,558
Operating loss	(199,267)	(127,459)
Equity in loss of unconsolidated joint ventures	(16,140)	(2,360)
Other (expense) income, net	(2,818)	2,161
Loss before income taxes	(218,225)	(127,658)
Benefit from income taxes	(79,989)	(47,755)
Net loss	$(138,236)	$(79,903)

Weighted average number of shares:
Basic	38,539	38,280
Diluted	38,539	38,280

Earnings per share:
Basic	$(3.59)	$(2.09)
Diluted	$(3.59)	$(2.09)

Cash dividends per share	$-	$0.10

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(138,236)	$(79,903)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,058	7,558
Stock-based compensation expense	1,873	3,728
Inventory impairments and option contract abandonments	168,512	140,367
Deferred income tax (benefit) provision	(43,929)	(44,839)
Excess tax benefit from equity-based compensation	388	(1,390)
Equity in loss of unconsolidated joint ventures	16,140	2,360
Cash distributions of income from unconsolidated joint ventures	882	1,282
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,988)	254,723
Increase in income tax receivable	(36,786)	(8,435)
Decrease (increase) in inventory	95,073	(79,610)
Decrease in residential mortgage loans available-for-sale	688	73,153
Decrease (increase) in other assets	8,823	(5,936)
Decrease in trade accounts payable	(19,314)	(53,117)
Decrease in other liabilities	(67,581)	(131,350)
Other changes	8	1,391
Net cash provided by (used in) operating activities	(11,389)	79,982
Cash flows from investing activities:
Capital expenditures	(4,194)	(10,986)
Investments in unconsolidated joint ventures	(4,979)	(8,723)
Changes in restricted cash	(90,816)	174
Distributions from unconsolidated joint ventures	-	886
Net cash used in investing activities	(99,989)	(18,649)
Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	-	61,130
Repayment of credit facilities and warehouse line	-	(137,679)
Repayment of other secured notes payable	(83,055)	(2,455)
Borrowings under model home financing obligations	-	1,444
Repayment of model home financing obligations	(1,829)	(1,824)
Deferred financing costs	(21,135)	(70)
Proceeds from stock option exercises	-	3,435
Common stock redeemed	(12)	(85)
Excess tax benefit from equity-based compensation	(388)	1,390
Dividends paid	-	(3,904)
Net cash used in financing activities	(106,419)	(78,618)
Decrease in cash and cash equivalents	(217,797)	(17,285)
Cash and cash equivalents at beginning of period	454,337	167,570
Cash and cash equivalents at end of period	$236,540	$150,285

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (“Beazer Homes” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements.  For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in the Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “2007 Annual Report”).

Restricted Cash. During the quarter ended December 31, 2007, the Company pledged cash to collateralize outstanding letters of credit under our secured revolving credit facilities, which increased restricted cash by $92.4 million offset by a $1.6 million decrease in other restricted cash from September 30, 2007 to December 31, 2007.

Stock-Based Compensation.  In the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment.  SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after October 1, 2005, as well as to the unvested portion of awards outstanding as of October 1, 2005.  We use the Black-Scholes model to value stock-settled appreciation rights (“SSARs”) and stock option grants under SFAS 123R, and applied the “modified prospective method” for existing grants which requires us to value grants made prior to our adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period.  SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation.  In addition, SFAS 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation cost as a financing cash inflow and an operating cash outflow.

Nonvested stock granted to employees is valued based on the market price of the common stock on the date of the grant.  Performance based, nonvested stock granted to employees is valued using the Monte Carlo valuation method.  No performance-based nonvested stock was granted during the three months ended December 31, 2007 or 2006.

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as an expense using the straight-line method over the vesting period. Unearned compensation is now included in paid-in capital in accordance with SFAS 123R.  As of December 31, 2007, there was $18.6 million of total unrecognized compensation cost related to nonvested stock.  That cost is expected to be recognized over a weighted average period of 3.6 years.  For the three months ended December 31, 2007 and 2006, our total stock-based compensation expense, included in selling, general and administrative expenses (“SG&A”), was $1.9 million ($1.4 million net of tax) and $3.7 million ($2.6 million net of tax), respectively.

Activity relating to nonvested stock awards for the three months ended December 31, 2007 is as follows.

	Shares	Weighted Average Grant Date Fair Value
Beginning of period	905,898	$48.42
Granted	26,411	8.49
Vested	(28,531)	47.75
Forfeited	(49,565)	45.16
End of period	854,213	$47.39

In addition, during the three months ended December 31, 2007, employees surrendered 3,146 shares to us in payment of minimum tax obligations upon the vesting of nonvested stock under our stock incentive plans.  We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $27,000, or approximately $8.58 per share.

The fair value of each option/SSAR grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected life of options and SSARs granted is generally computed using the mid-point between the vesting period and contractual life of the options/SSARs granted.  Expected volatilities are based on the historical volatility of the Beazer Homes’ stock and other factors.  Expected discrete dividends of $0.00 per quarter (previously $0.10 per quarter as of September 30, 2007) are assumed in lieu of a continuously compounding dividend yield.  There were no option or SSAR grants in the quarter ended December 31, 2007.

The following table summarizes stock options and SSARs outstanding as of December 31, 2007, as well as activity during the three months then ended:

	Shares	Weighted- Average Exercise Price

Outstanding at beginning of period	2,052,379	$45.01
Granted	-	-
Exercised	-	-
Forfeited	(102,146)	43.09
Outstanding at end of period	1,950,233	$45.11
Exercisable at end of period	769,129	$28.88
Vested or expected to vest in the future	1,594,044	$41.93

At December 31, 2007, the weighted-average remaining contractual life for all options/SSARs outstanding, currently exercisable, and vested or expected to vest in the future was 4.90 years, 3.96 years and 4.8 years, respectively.

At December 31, 2007, 1,594,044 options/SSARs were vested or expected to vest in the future with a weighted average exercise price of $41.93 and a weighted average expected life of 2.94 years.  At December 31, 2007, the aggregate intrinsic value of options/SSARs outstanding, vested and expected to vest in the future and options/SSARs exercisable was approximately $19,000.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  There were no stock option exercises during the three months ended December 31, 2007.

Recently Adopted Accounting Pronouncements.  On October 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums.  EITF 06-8 states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project.  This consensus requires that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method.  EITF 06-8 is effective for fiscal years beginning after March 15, 2007.  The adoption of EITF 06-8 did not have a material impact on our consolidated financial position, results of operations or cash flows.

As described in Note 8, on October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.

Recent Accounting Pronouncements Not Yet Adopted.  In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations.  SFAS 141R amends and clarifies the accounting guidance for the acquirer’s recognition and measurement of assets acquired, liabilities assumed and  noncontrolling interests of an acquiree in a business combination.  SFAS 141R is effective for our fiscal year ended September 30, 2009.  We do not expect the adoption of SFAS 141R to have a material impact on our consolidated financial statements.

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

•
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

•	Projected Net Contribution Margin for homes in backlog;
•	Actual and trending new orders and cancellation rates;
•
Actual and trending base home sales prices and sales incentives for home sales that occurred in the prior two fiscal quarters that remain in backlog at the end of the fiscal quarter and expected future homes sales prices and sales incentives and absorption over the expected remaining life of the community;

•
A comparison of our community to our competition to include, among other things, an analysis of various product offerings including, the size and style of the homes currently offered for sale, community amenity levels, availability of lots in our community and our competition’s, desirability and uniqueness of our community and other market factors; and

•	Other events that may indicate that the carrying value may not be recoverable.

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

The fair value of the assets held for development is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets.  The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community, the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. As of December 31, 2007, we used discount rates of 18% to 22% in our estimated discounted cash flow impairment calculations.  We recorded impairments on inventory held for development and homes under construction of $108.1 million and $115.2 million during the quarters ended December 31, 2007 and December 31, 2006, respectively.

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

Asset Valuation – Land Held for Sale.  We record assets held for sale at the lower of the carrying value or fair value less costs to sell in accordance with SFAS 144.  The following criteria are used to determine if land is held for sale:

•	management has the authority and commits to a plan to sell the land;
•	the land is available for immediate sale in its present condition;
•	there is an active program to locate a buyer and the plan to sell the land has been initiated;
•	the sale of the land is probable within one year;
•	the land is being actively marketed at a reasonable sale price relative to its current fair value; and
•	it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.

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

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties.  If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell.  During the quarter ended December 31, 2007, we recorded inventory impairments on land held for sale of approximately $33.4 million.  No held for sale inventory impairments were recorded for the three months ended December 31, 2006.

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

(2) Supplemental Cash Flow Information
During the quarters ended December 31, we paid interest of $57.3 million in fiscal 2008 and $53.6 million in fiscal 2007.  In addition, we paid income taxes of approximately $140,000 in fiscal 2008 and $13.2 million in fiscal 2007.  The Company’s adoption of FIN 48 on October 1, 2007 was treated as a non-cash item in the consolidated statement of cash flows. The adoption of FIN 48 resulted in a $64.6 million increase to deferred income taxes, a $74.7 million increase in other liabilities and a $10.1 million reduction in stockholders’ equity in the first quarter of fiscal year 2008 (See Note 8).  We also had the following non-cash activity (in thousands):

	Quarter ended December 31,
	2007	2006
Supplemental disclosure of non-cash activity:
(Decrease) increase in consolidated inventory not owned	$(40,298)	$59,390
Land acquired through issuance of notes payable	9,506	24,510
Issuance of stock under deferred bonus stock plans	94	-

 (3) Inventory

	December 31,	September 30,
(in thousands)	2007	2007
Homes under construction	$726,103	$787,102
Development projects in progress	1,275,699	1,546,389
Unimproved land held for future development	10,133	11,101
Land Held for Sale	144,394	49,473
Model homes	133,757	143,726
Total Owned Inventory	$2,290,086	$2,537,791

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction.  We had 679 ($161.3 million) and 862 ($179.4 million) completed homes that were not subject to a sales contract at December 31, 2007 and September 30, 2007, respectively.  Development projects in progress consist principally of land and land improvement costs.  Certain of the fully developed lots in this category are reserved by a deposit or sales contract.

Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	December 31, 2007			September 30, 2007
	Held for Development	Land Held for Sale	Total Owned Inventory	Held for Development	Land Held for Sale	Total Owned Inventory

West Segment	$760,892	$19,875	$780,767	$868,675	$35,578	$904,253
Mid-Atlantic Segment	403,097	30,872	433,969	439,712	-	439,712
Florida Segment	179,726	4,497	184,223	203,417	-	203,417
Southeast Segment	275,529	57,477	333,006	373,111	1,407	374,518
Other	329,650	31,673	361,323	407,194	12,488	419,682
Unallocated	196,798	-	196,798	196,209	-	196,209
Total	$2,145,692	$144,394	$2,290,086	$2,488,318	$49,473	$2,537,791

The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded (in thousands):

	Quarter Ended December 31,
	2007	2006
Development projects and homes
in process (Held for Development)
West	$65,446	$50,423
Mid-Atlantic	23,001	11,170
Florida	3,093	34,632
Southeast	7,543	2,673
Other	1,099	8,940
Unallocated	7,889	7,354
Subtotal	$108,071	$115,192

Land held for sale
Southeast	$14,473	$-
Other	18,967	-
Subtotal	$33,440	$-
Lot Option Abandonments
West	$45	$2,756
Mid-Atlantic	1,796	2,287
Florida	475	10,511
Southeast	23,425	961
Other	1,260	8,660
Subtotal	$27,001	$25,175
Total	$168,512	$140,367

The inventory impaired during the quarter ended December 31, 2007 represented 2,886 lots in 62 communities with an estimated fair value of $186.5 million. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the continued significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. Our West segment experienced the most significant amount of inventory impairments as compared to our other homebuilding segments due to the fact that the number of owned land and lots in the West segment comprise approximately 26% of our total land and lots owned as of December 31, 2007 and approximately 37.4% of the dollar value of our held for development inventory as of December 31, 2007. In addition, our homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was driven in large part by speculative purchases and the availability of mortgage credit during those time periods which are no longer present in the marketplace.  The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale.

The impairments recorded in our other segments are primarily as a result of continued price competition brought on by the significant increase in new and resale home inventory during the quarter ended December 31, 2007 that has resulted in increased sales incentives and home sales price declines as we attempt to increase new orders and generate cash to the Company.

We acquire certain lots by means of option contracts.  Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities.  Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $131.4 million at December 31, 2007.  This amount includes non-refundable letters of credit of approximately $25.7 million. The total remaining purchase price, net of cash deposits, committed under all options was $1.3 billion as of December 31, 2007.  Only $77.1 million of the total remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.

In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs.  The total abandonments recorded for the three months ended December 31, 2007 were $27.0 million which represented 28 communities with the Southeast segment comprising 93% of the abandonments.

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

We have determined that we are the primary beneficiary of certain of these option contracts.  Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company.  Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value.  We believe that the exercise prices of our option contracts approximate their fair value.  Our consolidated balance sheets at December 31, 2007 and September 30, 2007 reflect consolidated inventory not owned of $193.3 million and $237.4 million, respectively.  We consolidated $70.6 million and $92.3 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of December 31, 2007 and September 30, 2007, respectively.  In addition, as of December 31, 2007 and September 30, 2007, we recorded $122.7 million and $145.1 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements.  Obligations related to consolidated inventory not owned totaled $137.6 million at December 31, 2007 and $177.9 million at September 30, 2007.  The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

(4) Investments in Unconsolidated Joint Ventures

As of December 31, 2007, we participated in 24 land development joint ventures in which Beazer Homes had less than a controlling interest. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture's members and other third parties. Equity in loss of unconsolidated joint ventures was approximately $16.1 million and $2.4 million for the three months ended December 31, 2007 and 2006, respectively.  Equity in loss of unconsolidated joint ventures for the three months ended December 31, 2007 includes the writedown of our investment in certain of our joint ventures, reflecting $12.8 million of impairments of inventory held within those ventures in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock.  Our joint ventures typically obtain secured acquisition and development financing.  The following table presents our investment in and guarantees under our unconsolidated joint ventures, as well as total equity and outstanding borrowings of these joint ventures as of December 31, 2007 and September 30, 2007:

(in thousands)	December 31, 2007	September 30, 2007

Beazer's investment in joint ventures	$99,426	$109,143
Total equity of joint ventures	445,484	523,597
Total outstanding borrowings of joint ventures	714,196	785,437
Beazer's portion of loan to value maintenance guarantees	6,075	7,717
Beazer's portion of repayment guarantees	38,802	42,307

At December 31, 2007 and September 30, 2007, total outstanding borrowings of joint ventures above include $320.4 million and $450.6 million related to one joint venture in which we are a 2.58% partner.

During the three months ended March 31, 2008, the lender to one of the Company’s joint ventures, in which the Company has a 2.58% partnership interest, has notified the joint venture partners that it believes the joint venture is in default of certain joint venture loan agreement as a result of certain of the Company’s joint venture partners not complying with all aspects of the joint ventures’ loan agreements. The lender has not taken any action against the joint venture or the Company at this time. The joint venture partners are currently in discussions with the lender. The Company's share of the debt is approximately $9.5 million at March 31, 2008 with a total repayment guarantee of $15.1 million. Our equity interest at March 31, 2008 was $7.9 million in this joint venture.

In some instances, Beazer Homes and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At December 31, 2007, these guarantees included, for certain joint ventures, construction completion guarantees, loan to value maintenance agreements, repayment guarantees and environmental indemnities.  See Note 9 for further discussion of these guarantees.

 (5) Interest

The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended
	December 31,
	2007	2006

Capitalized interest in inventory, beginning of period	$87,560	$78,996
Interest incurred and capitalized	29,104	36,809
Capitalized interest impaired	(4,952)	(2,861)
Capitalized interest amortized to house construction and land sales expenses	(24,850)	(23,343)
Capitalized interest in inventory, end of period	$86,862	$89,601

(6) Earnings Per Share and Stockholders’ Equity

Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2007	2006
Basic:
Net loss	$(138,236)	$(79,903)
Weighted average number of common shares outstanding	38,539	38,280
Basic loss per share	$(3.59)	$(2.09)

Diluted:
Net loss	$(138,236)	$(79,903)
Diluted weighted average common shares outstanding	38,539	38,280
Diluted loss per share	$(3.59)	$(2.09)

In computing diluted loss per share for the three months ended December 31, 2007 and 2006, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect.

(7) Borrowings

At December 31, 2007 and September 30, 2007 we had the following borrowings (in thousands):

	Maturity Date	December 31, 2007	September 30, 2007
Revolving Credit Facility	August 2011	$-	$-
8 5/8% Senior Notes*	May 2011	180,000	180,000
8 3/8% Senior Notes*	April 2012	340,000	340,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	44,524	118,073
Model home financing obligations	Various Dates	112,287	114,116
Unamortized debt discounts		(2,916)	(3,033)
Total		$1,781,988	$1,857,249
* Collectively, the "Senior Notes"

Warehouse Line – Effective February 7, 2007, Beazer Mortgage amended its 364 day credit agreement (the “Warehouse Line”) to extend its maturity date to February 8, 2008 and modify the maximum available borrowing capacity to $100 million, subject to compliance with the mortgage loan eligibility requirements as defined in the Warehouse Line.  The Warehouse Line was secured by certain mortgage loan sales and related property.  The Warehouse Line was entered into with a number of banks to fund the origination of residential mortgage loans.  The maximum available borrowing capacity was subsequently reduced through amendments down to $17 million as of September 30, 2007. We had no borrowings outstanding under the Warehouse Line as of September 30, 2007.  The Warehouse Line was not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility.  Effective November 14, 2007, we terminated the Warehouse Line, at which time there were no borrowings outstanding.

Revolving Credit Facility - In July 2007, we replaced our former credit facility with a new $500 million, four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks, which matures in 2011.  The former credit facility included a $1 billion four-year revolving credit facility which would have matured in August 2009.  The Revolving Credit Facility has a $350 million sublimit for the issuance of standby letters of credit.  We have the option to elect two types of loans under the Revolving Credit Facility which incur interest, as applicable, based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Revolving Credit Facility).  The Revolving Credit Facility contains various operating and financial covenants.  Substantially all of our significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 11).

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility.  There were no amounts outstanding under the Revolving Credit Facility at December 31, 2007 or September 30, 2007; however, we had $91.1 million and $133.2 million of letters of credit outstanding under the Revolving Credit Facility at December 31, 2007 and September 30, 2007, respectively.

On October 10, 2007, we entered into a waiver and amendment of our Revolving Credit Facility, waiving events of default through May 15, 2008 under the facility arising from our failure to file or deliver reports or other information we would be required to file with the SEC and our decision to restate our financial statements.  Under this and the October 26, 2007 amendments, any obligations under the Revolving Credit Facility will be secured by certain assets and our ability to borrow under this facility is subject to satisfaction of a secured borrowing base.  We are permitted to grow the borrowing base by adding additional cash and/or real estate as collateral securing the Revolving Credit Facility.  In addition, we obtained additional flexibility with respect to our financial covenants in the Revolving Credit Facility. At December 31, 2007, we had available borrowings of $1.3 million under the Revolving Credit Facility.  On May 9, 2008, we secured additional assets under the facility which increased our borrowing capacity to approximately $55.0 million.

On May 13, 2008, we obtained a limited waiver which relaxed, through June 30, 2008, our minimum consolidated tangible net worth and maximum leverage ratio requirements under our Revolving Credit Facility.  During the term of the waiver, the minimum consolidated tangible net worth requirement shall not be less than $700 million and the leverage ratio shall not exceed 2.50 to 1.00. We are currently negotiating an amended covenant package with our bank group and expect to enter into an amendment prior to finalizing our financial statements for the fiscal quarter ending June 30, 2008.

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

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends.  At December 31, 2007, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases.  Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

In March 2007, we voluntarily repurchased $10.0 million of our outstanding 8 5/8% Senior Notes and $10.0 million of our outstanding 8 3/8% Senior Notes on the open market.  The aggregate purchase price was $20.6 million, or an average of 102.8% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date.  The repurchase of the notes resulted in a $562,500 pretax loss during the second quarter of fiscal 2007. On March 28, 2007, we repurchased an additional $10.0 million of our outstanding 8 5/8% Senior Notes which were cash settled on April 2, 2007 at a purchase price of $9.85 million, or an average of 98.5% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date.  The repurchase of the notes resulted in a $150,000 pre-tax gain.  Gains/losses from notes repurchased are included in other (expense) income, net in the accompanying unaudited condensed consolidated statements of operations.  Senior Notes purchased by the Company were cancelled.

On October 26, 2007, we obtained consents from holders of our Senior Notes to approve amendments of the indentures under which the Senior Notes were issued.  These amendments restrict our ability to secure additional debt in excess of $700 million until certain conditions are met and enable us to invest up to $50 million in joint ventures.  The consents also provided us with a waiver of any and all defaults under the Senior Notes that may have occurred or may occur on or prior to May 15, 2008 relating to filing or delivering annual and quarterly financial statements.  Fees and expenses related to obtaining these consents totaled approximately $21 million. Such fees and expenses have been deferred and will be amortized as an adjustment to interest expense in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

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

Other Secured Notes Payable - We periodically acquire land through the issuance of notes payable.  As of December 31, 2007 and September 30, 2007, we had outstanding notes payable of $44.5 million and $118.1 million, respectively, primarily related to land acquisitions.  These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 6.84% to 8.00% at December 31, 2007.  These notes are secured by the real estate to which they relate.  During the three months ended December 31, 2007, we repaid approximately $83 million of these secured notes payable.

Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $112.3 million and $114.1 million of debt as of December 31, 2007 and September 30, 2007, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases.  These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points (9.13% as of December 31, 2007), and expire at various times through 2015.

Other than the addition of the model home financing obligations discussed above, there were no material changes to the future maturities of our borrowings.

(8) Income Taxes

On October 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position, if a tax return position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position).  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The cumulative effect of the adoption of FIN 48 was recorded as a $10.1 million reduction to retained earnings as of October 1, 2007.  The total amount of gross unrecognized tax benefits as of October 1, 2007 was $72.5 million (which excludes interest, penalties, and the tax benefit relating to the deductibility of interest and state income tax).  The adoption of FIN 48 also increased our gross deferred tax assets by approximately $65 million. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $26.5 million, as of October 1, 2007.

Since the adoption of FIN 48 on October 1, 2007, there have been no material changes to the components of the Company’s total unrecognized tax benefit, including the amounts that, if recognized, would affect the Company’s effective tax rate.  It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease as a result of the potential resolution with the IRS relating to issues stemming from fiscal year 2003 and 2004 federal income tax returns, in addition to the resolution of various state income tax audits and/or appeals.  The change that could occur within the next 12 months, however, cannot be estimated at this time.  The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2003 through 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the income tax provision, consistent with the Company’s historical accounting policy.  After the adoption of FIN 48, the total amount of gross accrued interest and penalties was $19.3 million.  The Company recorded an additional $0.9 million of gross interest and penalties during the three months ended December 31, 2007, in accordance with FIN 48, resulting in a $20.2 million accrued balance at December 31, 2007.  The Company’s liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of other liabilities.

Primarily as a result of recording significant inventory impairment charges during fiscal 2007 and in the quarter ended December 31, 2007, the balance of our deferred tax assets increased substantially. The net deferred tax asset of  $341.5 million as of December 31, 2007 assumes that the value of these assets will be realized. In assessing the recoverability of deferred tax assets, we analyze all evidence, both positive and negative. As of December 31, 2007, the positive evidence we considered included (1) the cyclical nature of the homebuilding industry; (2) our long history of profitability; (3) the determination that we are not in a cumulative loss position; (4) our experience that no NOLs have expired unutilized; (5) our ability to carryback NOLs; and (6) the steps we are taking to improve our future profitability. As of December 31, 2007, we considered the negative evidence including (1) our first quarter fiscal 2008 loss and the expectation of losses in the remainder of fiscal 2008 and (2) the uncertainty as to the timing of when the homebuilding industry will rebound.  After consideration of this evidence, we believe that as of December 31, 2007, it is more likely than not that our net deferred tax assets are recoverable. If market conditions within the homebuilding industry do not improve or continue to worsen and/or our assessment of the positive and negative evidence changes, it may affect our ability to fully realize the value of these assets, which may require a valuation adjustment and additional income tax expense in our consolidated statements of operations, and such expense could be material.

Our income tax receivable was $100.8 million and $64.0 million as of December 31, 2007 and September 30, 2007, respectively. This receivable relates primarily to the carryback of losses in fiscal 2007 and the first quarter of fiscal 2008 to open tax years in which we previously paid significant income taxes.

(9) Contingencies

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

Since we subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are the primary responsibility of the subcontractors.

Our warranty reserves at December 31, 2007 and 2006 include accruals for Trinity Homes LLC (“Trinity”) moisture intrusion issues discussed more fully below.  Warranty reserves are included in other liabilities and the provision for warranty accruals is included in home construction and land sales expenses in the unaudited condensed consolidated financial statements.  We record reserves covering anticipated warranty expense for each home closed.  Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly.  While we believe that our warranty reserves are adequate, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve.  Our warranty reserves, which include amounts related to the Trinity moisture intrusion issues discussed below, are as follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Balance at beginning of period	$57,053	$99,030
Provisions	1,408	6,197
Payments	(9,505)	(11,387)
Balance at end of period	$48,956	$93,840

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

As of December 31, 2007, there were four pending lawsuits related to such complaints received by Trinity.  All suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate.  Additionally, a class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC.  The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004.

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

Under the settlement, subject to Trinity’s timely performance of the specified assessments and remediation activities for homeowners who file claims, each homeowner releases Trinity, Beazer Homes Investment Corp. and other affiliated companies, including Beazer Homes, from the claims asserted in the class action lawsuit, claims arising out of external moisture intrusion, claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others.  No appeals of the court’s order approving the settlement were received by the court within the timeframe established by the court.  The Company sent out the claims notices on December 17, 2004, and the class members had until February 15, 2005 to file claims.  A total of 1,311 valid claims were filed (of the 2,161 total class members), of which 613 complaints had been received prior to our receipt of the claim notices.  Class members who did not file a claim by February 15, 2005 are no longer able to file a class action claim under the settlement or pursue an individual claim against Trinity.  As of December 31, 2007, we have completed remediation of 1,611 homes related to 1,833 total Trinity claims.

Our warranty reserves at December 31, 2007 and September 30, 2007 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion.  Warranty reserves also include accruals for class action claims received, pursuant to the settlement discussed above, from class members who had not previously contacted Trinity with complaints.

The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred.  Homes for which we receive complaints are classified into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.

As of December 31, 2007 and September 30, 2007, we accrued for our estimated cost to remediate homes that we had assessed and assigned to one of the above categories, as well as our estimated cost to remediate those homes for which an assessment had not yet been performed.  For purposes of our accrual, we have historically assigned homes not yet assessed to categories based on our expectations about the extent of damage and trends observed from the results of assessments performed to date.  In addition, our cost estimation process considers the subdivision of the claimant along with the categorization discussed above.  Once a home is categorized, detailed budgets are used as the basis to prepare our estimated costs to remediate such home.

During fiscal 2004, we initiated a program under which we offered to repurchase a limited number of homes from specific homeowners.  The program was concluded during the first quarter of fiscal 2005.  We have repurchased a total of 54 homes under the program.  During the three months ended December 31, 2007, the Company sold one of the repurchased homes, bringing the total homes sold to date to 38.  The remaining 16 homes were acquired for an aggregate purchase price of $5.1 million and are included in owned inventory at estimated fair value less costs to sell.

The following accruals at December 31, 2007 represent our best estimates of the costs to resolve all asserted complaints associated with Trinity moisture intrusion issues.  We regularly review our estimate of these costs.  Since the commencement of the remediation program, our remediation cost per home has continued to decrease as homes requiring more extensive repairs were addressed first and our internal processes and procedures, including enhanced contractor bid negotiations and inspections, improved as experience gained in addressing these issues has yielded meaningful benefits on a per home basis.  Changes in the accrual for Trinity moisture intrusion issues during the period were as follows (in thousands):

	Three Months Ended December 31,
	2007	2006
Balance at beginning of period	$12,116	$47,704
Reductions	$(612)	$-
Payments	(3,043)	(1,993)
Balance at end of period	$8,461	$45,711

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

Loan to Value Maintenance Agreements
We and our joint venture partners generally provide credit enhancements to acquisition, development and construction borrowings in the form of loan to value maintenance agreements, which can limit the amount of additional funding provided by the lenders (although not generally requiring repayment of the borrowings) to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the borrowings.  During the quarters ended December 31, 2007 and 2006, we were not required to make any payments on the loan-to-value maintenance guarantees.  At December 31, 2007, we had total loan-to-value maintenance guarantees of $6.1 million related to our unconsolidated joint venture borrowings.

Repayment Guarantees
We and our joint venture partners have repayment guarantees related to certain joint venture’s borrowings.  These repayment guarantees require the repayment of all or a portion of the debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowing or files for bankruptcy.  During the quarters ended December 31, 2007 and December 31, 2006, we were not required to make payments related to any portion of the repayment guarantees.  At December 31, 2007, we had repayment guarantees of $38.8 million related to the borrowings on these applicable unconsolidated joint ventures, some of which are only triggered upon bankruptcy of the joint venture.

Environmental Indemnities
Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders.  In each case, we have performed due diligence on potential environmental risks.  These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible.  During the quarters ended December 31, 2007 and 2006, we were not required to make any payments related to environmental indemnities.

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

Other Contingencies - We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions, most relating to construction defects, moisture intrusion and related mold claims and product liability. Certain of the liabilities resulting from these actions are covered in whole or part by insurance. In our opinion, based on our current assessment, the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.  We have accrued $17.5 million and $17.6 million in other liabilities related to these matters as of December 31, 2007 and September 30, 2007, respectively.

Other Matters

In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction.  The EPA has since requested information on additional projects and has conducted site inspections at a number of locations.  In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices.  As of December 31, 2007, no monetary penalties have been imposed in connection with such Administrative Orders.  The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated.  Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

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

We had performance bonds and outstanding letters of credit of approximately $523.3 million and $88.3 million, respectively, at December 31, 2007 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $25.7 million relating to our land option contracts discussed in Note 3. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

Investigations and Litigation
We and our subsidiary, Beazer Mortgage Corporation, are under criminal and civil investigations by the United States Attorney's office in the Western District of North Carolina, the SEC and other federal and state agencies. We and certain of our current and former employees, officers and directors have been named as defendants in securities class action lawsuits, lawsuits regarding ERISA claims, and derivative shareholder actions. In addition, certain of our subsidiaries have been named in class action and multi-party lawsuits regarding claims made by homebuyers. We cannot predict or determine the timing or final outcome of the governmental investigations or the lawsuits or the effect that any adverse findings in the investigations or adverse determinations in the lawsuits may have on us. While we are cooperating with the governmental investigations, developments, including the expansion of the scope of the investigations, could negatively impact us, could divert the efforts and attention of our management team from the operation of our business, and/or result in further departures of executives or other employees. An unfavorable determination resulting from any governmental investigation could result in the filing of criminal charges, the payment of substantial criminal or civil fines, the imposition of injunctions on our conduct or the imposition of other penalties or consequences, including but not limited to the Company having to adjust, curtail or terminate the conduct of certain of our business operations. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and prospects. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the investigations and the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations. See the discussion below for details related to these investigations and related litigation.

Investigations
United States Attorney, State and Federal Agency Investigations. Beazer Homes and its subsidiary, Beazer Mortgage Corporation, are under criminal and civil investigations by the United States Attorney's Office in the Western District of North Carolina and other state and federal agencies concerning the matters that were the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors as more fully described below and in Notes 14 and 17 to the consolidated financial statements included in Item 8 of our 2007 Form 10-K. The Company is fully cooperating with these investigations.

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

Independent Investigation.The Audit Committee of the Beazer Homes Board of Directors has completed an independent investigation (the “Investigation”) of Beazer Homes' mortgage origination business, including, among other things, investigating certain evidence that the Company's subsidiary, Beazer Mortgage Corporation, violated U.S. Department of Housing and Urban Development (“HUD”) regulations and may have violated certain other laws and regulations in connection with certain of its mortgage origination activities. The results of the Investigation are fully described in Notes 14 and 17 to the consolidated financial statements included in Item 8 of our 2007 Form 10-K.

Mortgage Origination Issues
The Investigation found evidence that employees of the Company’s Beazer Mortgage Corporation subsidiary violated certain federal and/or state regulations, including U.S. Department of Housing and Urban Development (“HUD”) regulations.  Areas of concern uncovered by the Investigation include: down payment assistance programs; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000.   The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans.  We reviewed the loan documents and supporting documentations and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy).  Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate.

We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed.  See Notes 14 and 17 to the consolidated financial statements included in Item 8 of our 2007 Form 10-K for additional discussion of this matter.  At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of December 31, 2007.

Effective February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender arrangement with a national third-party mortgage provider.  This exclusive arrangement will continue to offer our homebuyers the option of a simplified financing process while enabling us to focus on our core competency of homebuilding.

Litigation
Securities Class Actions. Beazer Homes and certain of our current and former executive officers are named as defendants in a putative class action securities lawsuit filed on March 29, 2007 in the United States District Court for the Northern District of Georgia. Plaintiffs filed this action on behalf of a purported class of purchasers of Beazer Homes' common stock between July 27, 2006 and March 27, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing materially false and misleading statements regarding our business and prospects because we did not disclose facts related to alleged improper lending practices in our mortgage origination business. Plaintiffs seek an unspecified amount of compensatory damages. Two additional lawsuits were filed subsequently on May 18, 2007 and May 21, 2007 in the United States District Court for the Northern District of Georgia making similar factual allegations and asserting class periods of July 28, 2005 through March 27, 2007, and March 30, 2005 through March 27, 2007, respectively. The court has consolidated these three lawsuits and plaintiffs are expected to file a consolidated amended complaint within thirty days after May 12, 2008, the date we filed our fiscal 2007 Form 10-K with the SEC.  The Company intends to vigorously defend against these actions.

Derivative Shareholder Actions. Certain of Beazer Homes' current and former executive officers and directors were named as defendants in a derivative shareholder suit filed on April 16, 2007 in the United States District Court for the Northern District of Georgia. The complaint also names Beazer Homes as a nominal defendant. The complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched. Plaintiffs seek an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. An additional lawsuit was filed subsequently on August 29, 2007 in the United States District Court for the Northern District of Georgia asserting similar factual allegations.  A motion to consolidate the two Georgia derivative actions is pending, and the plaintiffs are expected to designate the operative complaint within five days after the Court consolidates the actions.  Additionally, on September 12, 2007, another derivative suit was filed in Delaware Chancery Court, and the plaintiffs filed an amended complaint on October 26, 2007.  The Delaware complaint raises similar factual and legal claims as those asserted by the plaintiffs in the Georgia derivative actions.  The defendants have moved to dismiss the Delaware action, or in the alternative, to stay the case pending resolution of the derivative litigation pending in Georgia.  The defendants intend to vigorously defend against these actions.

ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes 401(k) Plan, naming Beazer Homes, certain of its current and former officers and directors and the Benefits Administration Committee as defendants. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (“ERISA”) as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently on May 11, 2007, May 14, 2007, June 15, 2007 and July 27, 2007 in the United States District Court for the Northern District of Georgia making similar allegations. The court has consolidated these five lawsuits, and the plaintiffs are expected to file a consolidated amended complaint within thirty days after May 12, 2008, the date we filed our fiscal 2007 Form 10-K with the SEC.  The Company intends to vigorously defend against these actions.

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

Beazer Homes’ subsidiaries, Beazer Homes Holdings Corp. and Beazer Mortgage Corporation, were named as defendants in a putative class action lawsuit filed on March 12, 2008 in the Superior Court of the State of California, County of Placer. The purported class is defined as all residential mortgage borrowers, who within four years of the filing of the complaint, purchased homes from Beazer with the assistance of a federally related mortgage loan in which Beazer accepted a fee or something of value from an affiliated or recommended title insurance company. The complaint alleges that the defendants violated the Real Estate Settlement Procedures Act ("RESPA") and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys' fees and costs.  The defendants have not yet been served in this action. We will vigorously defend against this action.

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

(10)  Stock Repurchase Program

On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock.  Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions.  We did not repurchase any shares in the open market during the quarters ended December 31, 2007 and 2006.  At December 31, 2007, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan.  We have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and is unlikely in the foreseeable future.

 (11)  Segment Information

As defined in SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”, we have 31 homebuilding operating segments operating in 21 states and one financial services segment.  Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales.  Revenues in our financial services segment are derived primarily from mortgage originations provided predominantly to customers of our homebuilding operations. We have aggregated our homebuilding segments into four reportable segments, described below, for our homebuilding operations and one reportable segment for our financial services operations. The segments reported have been determined to have similar economic characteristics including similar historical and expected future operating performance, employment trends, land acquisition and land constraints, and municipality behavior and meet the other aggregation criteria in SFAS 131. The reportable homebuilding segments, and all other homebuilding operations not required to be reported separately, include operations conducting business in the following states:

West:  Arizona, California, Nevada and New Mexico

Mid-Atlantic:  Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia and West Virginia

Florida

Southeast:  Georgia, North Carolina, South Carolina and Nashville, Tennessee

Other Homebuilding:  Colorado, Indiana, Kentucky, Ohio, Texas and Memphis, Tennessee

Management’s evaluation of segment performance is based on segment operating income, which for our homebuilding segments is defined as homebuilding and land sale revenues less the cost of home construction, impairments, if any, land development and land sales, depreciation and amortization and certain selling, general and administrative expenses which are incurred by or allocated to our homebuilding segments.  Segment operating income for our Financial Services segment is defined as revenues less costs associated with our mortgage operations and certain selling, general and administrative expenses incurred by or allocated to the Financial Services segment.  The accounting policies of our segments are those described in Note 1 herein and the notes to the consolidated financial statements included in Item 8 of our 2007 Form 10-K.  The following information is in thousands:

	Three Months Ended December 31,
	2007	2006
Revenue
West	$117,888	$297,906
Mid-Atlantic	92,020	91,266
Florida	55,328	91,245
Southeast	97,495	155,612
Other homebuilding	136,621	158,155
Financial Services	5,436	11,743
Intercompany elimination	(1,640)	(3,392)
Consolidated total	$503,148	$802,535

	Three Months Ended December 31,
	2007	2006
Operating (loss) income (a)
West	$(60,205)	$(26,326)
Mid-Atlantic	(20,547)	(9,528)
Florida	(643)	(30,701)
Southeast	(43,255)	8,311
Other homebuilding	(20,240)	(18,888)
Financial Services	(333)	3,230
Segment operating loss	(145,223)	(73,902)
Corporate and unallocated (b)	(54,044)	(53,557)
Total operating loss	(199,267)	(127,459)
Equity in loss of unconsolidated joint ventures	(16,140)	(2,360)
Other income, net	(2,818)	2,161
Loss before income taxes	$(218,225)	$(127,658)

	Three Months Ended December 31,
	2007	2006
Depreciation and Amortization
West	$1,321	$2,710
Mid-Atlantic	828	833
Florida	529	387
Southeast	920	898
Other homebuilding	1,486	1,463
Financial Services	87	130
Corporate and unallocated	887	1,137
Consolidated total	$6,058	$7,558

	December 31, 2007	September 30, 2007
Assets (c)
West	$857,466	$940,161
Mid-Atlantic	521,837	546,182
Florida	239,008	242,733
Southeast	361,122	403,472
Other homebuilding	396,431	469,520
Financial Services	95,795	99,710
Corporate and unallocated (d)	1,186,234	1,228,243
Consolidated total	$3,657,893	$3,930,021

(a)
Operating loss for the three months ended December 31, 2007 and 2006 include $27.0 million and $25.2 million, respectively, of charges related to the abandonment of lot option agreements.  Operating loss for the three months ended December 31, 2007 and 2006 also includes $141.5 million and $115.2 million, respectively, of inventory impairments which have been recorded in the segments to which the inventory relates (see Note 3).

(b)
Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs.  In addition, for the three months ended December 31, 2007, corporate and unallocated also includes $7.5 million of investigation and related restatement expenses.

(c)
Segment assets as of both December 31, 2007 and September 30, 2007 include goodwill assigned from prior acquisitions as follows: $29.0 million in the West, $23.3 million in the Mid-Atlantic, $5.0 million in the Southeast and $11.2 million in Other homebuilding.  There was no change in goodwill from September 30, 2007 to December 31, 2007.

(d)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, and capitalized interest and other corporate items that are not allocated to the segments.

(12)  Supplemental Guarantor Information

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

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Balance Sheet Information
December 31, 2007
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp	Subsidiaries	Adjustments	USA, Inc.
ASSETS
Cash and cash equivalents	$353,193	$-	$85	$772	$(117,510)	$236,540
Restricted cash	-	95,987	-	-	-	95,987
Accounts receivable	-	49,109	377	3	-	49,489
Income tax receivable	100,767	-	-	-	-	100,767
Owned inventory	-	2,290,086	-	-	-	2,290,086
Consolidated inventory not owned	-	193,300	-	-	-	193,300
Residential mortgage loans available-for-sale	-	-	93	-	-	93
Investments in unconsolidated joint ventures	3,093	96,333	-	-	-	99,426
Deferred tax assets	341,054	-	412	-	-	341,466
Property, plant and equipment, net	-	66,492	630	2	-	67,124
Goodwill	-	68,613	-	-	-	68,613
Investments in subsidiaries	1,250,071	-	-	-	(1,250,071)	-
Intercompany	943,916	(1,126,161)	58,153	7,280	116,812	-
Other assets	39,414	68,052	223	7,313	-	115,002
Total assets	$3,031,508	$1,801,811	$59,973	$15,370	$(1,250,769)	$3,657,893

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	-	98,716	-	-	-	98,716
Other liabilities	119,652	333,776	1,831	7,615	(259)	462,615
Intercompany	(2,684)	-	-	2,684	-	-
Obligations related to consolidated inventory not owned	-	137,633	-	-	-	137,633
Senior notes (net of discounts of $2,916)	1,522,084	-	-	-	-	1,522,084
Junior subordinated notes	103,093	-	-	-	-	103,093
Warehouse line	-	-	-	-	-	-
Other secured notes payable\	-	44,524	-	-	-	44,524
Model home financing obligations	112,287	-	-	-	-	112,287
Total liabilities	1,854,567	614,514	1,831	10,299	(259)	2,480,952

Stockholders' equity	1,176,941	1,187,297	58,142	5,071	(1,250,510)	1,176,941

Total liabilities and stockholders' equity	$3,031,508	$1,801,811	$59,973	$15,370	$(1,250,769)	$3,657,893

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
September 30, 2007
(in thousands)
						Consolidated
	Beazer			Other		Beazer
	Homes	Guarantor	Beazer	Non-Guarantor	Consolidating	Homes
ASSETS	USA, Inc.	Subsidiaries	Mortgage Corp.	Subsidiaries	Adjustments	USA, Inc.
Cash and cash equivalents	$447,296	$-	$9,700	$1,559	$(4,218)	$454,337
Restricted cash	-	5,171	-	-	-	5,171
Accounts receivable	-	44,449	1,038	14	-	45,501
Income tax receivable	63,981	-	-	-	-	63,981
Owned inventory	-	2,537,791	-	-	-	2,537,791
Consolidated inventory not owned	-	237,382	-	-	-	237,382
Residential mortgage loans available-for-sale	-	-	781	-	-	781
Investments in unconsolidated joint ventures	3,093	106,050	-	-	-	109,143
Deferred tax assets	232,537	-	412	-	-	232,949
Property, plant and equipment, net	-	70,979	701	2	-	71,682
Goodwill	-	68,613	-	-	-	68,613
Investments in subsidiaries	1,397,158	-	-	-	(1,397,158)	-
Intercompany	956,941	(1,039,576)	50,774	6,729	25,132	-
Other assets	19,650	75,812	269	6,959	-	102,690
Total Assets	$3,120,656	$2,106,671	$63,675	$15,263	$(1,376,244)	$3,930,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$-	$118,030	$-	$-	$-	$118,030
Other liabilities	60,419	372,050	4,958	7,657	8,005	453,089
Intercompany	(2,661)	-	-	2,661	-	-
Obligations related to consolidated inventory not owned	-	177,931	-	-	-	177,931
Senior Notes (net of discounts of $3,033)	1,521,967	-	-	-	-	1,521,967
Junior subordinated notes	103,093	-	-	-	-	103,093
Other secured notes payable	-	118,073	-	-	-	118,073
Model home financing obligations	114,116	-	-	-	-	114,116
Total Liabilities	1,796,934	786,084	4,958	10,318	8,005	2,606,299

Stockholders' Equity	1,323,722	1,320,587	58,717	4,945	(1,384,249)	1,323,722

Total Liabilities and Stockholders' Equity	$3,120,656	$2,106,671	$63,675	$15,263	$(1,376,244)	$3,930,021

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Operations Information
Three Months Ended December 31, 2007
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp.	Subsidiaries	Adjustments	USA, Inc.

Total revenue	$-	$500,449	$4,134	$204	$(1,639)	$503,148

Home construction and land sales expenses	29,104	406,513	-	-	(941)	434,676
Inventory impairments and option contract abandonments	-	168,512	-	-	-	168,512
Gross (loss) profit	(29,104)	(74,576)	4,134	204	(698)	(100,090)
Selling, general and administrative expenses	-	88,113	5,008	48	-	93,169
Depreciation and amortization	-	5,979	79	-	-	6,058
Operating (loss) income	(29,104)	(168,668)	(953)	156	(698)	(199,267)
Equity in loss of unconsolidated joint ventures	-	(16,140)	-	-	-	(16,140)
Other (expense) income, net	-	(2,893)	31	44	-	(2,818)
(Loss) income before income taxes	(29,104)	(187,701)	(922)	200	(698)	(218,225)
(Benefit from) provision for income taxes	(10,800)	(68,657)	(347)	74	(259)	(79,989)
Equity in income of subsidiaries	(119,932)	-	-	-	119,932	-
Net (loss) income	$(138,236)	$(119,044)	$(575)	$126	$119,493	$(138,236)

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Operations Information
Three Months Ended December 31, 2006
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp.	Subsidiaries	Adjustments	USA, Inc.

Total revenue	$-	$795,861	$9,939	$427	$(3,392)	$802,535

Home construction and land sales expenses	36,809	645,202	-	-	(16,858)	665,153
Inventory impairments and option contract abandonments	-	140,367	-	-	-	140,367
Gross (loss) profit	(36,809)	9,992	9,939	427	13,466	(2,985)
Selling, general and administrative expenses	-	109,062	7,646	208	-	116,916
Depreciation and amortization	-	7,446	112	-	-	7,558
Operating (loss) income	(36,809)	(106,516)	2,181	219	13,466	(127,459)
Equity in (loss) of unconsolidated joint ventures	-	(2,360)	-	-	-	(2,360)
Royalty and management fee expense	-	567	(567)	-	-	-
Other income, net	-	2,051	70	40	-	2,161
(Loss) income before income taxes	(36,809)	(106,258)	1,684	259	13,466	(127,658)
(Benefit from) provision for income taxes	(13,770)	(37,749)	630	97	5,037	(47,755)
Equity in income of subsidiaries	(56,864)	-	-	-	56,864	-
Net (loss) income	$(79,903)	$(66,509)	$1,054	$162	$65,293	$(79,903)

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Cash Flows Information
Three Months Ended December 31, 2007
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp.	Subsidiaries	Adjustments	USA, Inc.
Net cash (used in)/provided by operating activities	$(37,892)	$30,208	$(2,236)	$(259)	$-	$(10,179)

Cash flows from investing activities:
Capital expenditures	-	(4,186)	(8)	-	-	(4,194)
Investments in unconsolidated joint ventures	-	(4,979)	-	-	-	(4,979)
Changes in restricted cash	-	(90,816)	-	-	-	(90,816)
Net cash used in investing activities	-	(99,981)	(8)	-	-	(99,989)

Cash flows from financing activities:
Repayment of other secured notes payable	-	(83,055)	-	-	-	(83,055)
Repayment of model home financing obligations	(3,039)	-	-	-	-	(3,039)
Deferred financing costs	(21,135)	-	-	-	-	(21,135)
Common stock redeemed	(12)	-	-	-	-	(12)
Tax benefit from stock transactions	(388)	-	-	-	-	(388)
Advances to/from subsidiaries	(31,637)	152,828	(7,371)	(528)	(113,292)	-
Net cash (used in)/provided by financing activities	(56,211)	69,773	(7,371)	(528)	(113,292)	(107,629)
Decrease in cash and cash equivalents	(94,103)	-	(9,615)	(787)	(113,292)	(217,797)
Cash and cash equivalents at beginning of period	447,296	-	9,700	1,559	(4,218)	454,337
Cash and cash equivalents at end of period	$353,193	$-	$85	$772	$(117,510)	$236,540

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Cash Flows Information
Three Months Ended December 31, 2006
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp.	Subsidiaries	Adjustments	USA, Inc.
Net cash (used in)/provided by operating activities	$(103,021)	$109,571	$72,475	$957	$-	$79,982

Cash flows from investing activities:
Capital expenditures	-	(10,862)	(124)	-	-	(10,986)
Investments in unconsolidated joint ventures	-	(8,723)	-	-	-	(8,723)
Changes in restricted cash	-	174	-	-	-	174
Distributions from unconsolidated joint ventures	-	886	-	-	-	886
Net cash used in investing activities	-	(18,525)	(124)	-	-	(18,649)

Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	-	-	61,130	-	-	61,130
Repayment of credit facilities and warehouse line	-	-	(137,679)	-	-	(137,679)
Repayment of other secured notes payable	-	(2,455)	-	-	-	(2,455)
Borrowings under model home financing obligations	1,444				-	1,444
Repayment of model home financing obligations	(1,824)				-	(1,824)
Debt issuance costs paid	-	-	(70)	-	-	(70)
Proceeds from stock option exercises	3,435	-	-	-	-	3,435
Common stock redeemed	(85)	-	-	-	-	(85)
Tax benefit from stock transactions	1,390	-	-	-	-	1,390
Dividends paid	(3,904)	-	-	-	-	(3,904)
Advances to/from subsidiaries	50,788	(88,591)	2,032	(103)	35,874	-
Net cash provided by (used in) financing activities	51,244	(91,046)	(74,587)	(103)	35,874	(78,618)
(Decrease)/increase in cash and cash equivalents	(51,777)	-	(2,236)	854	35,874	(17,285)
Cash and cash equivalents at beginning of period	254,915	-	10,664	829	(98,838)	167,570
Cash and cash equivalents at end of period	$203,138	$-	$8,428	$1,683	$62,964	$150,285

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview and Outlook.  The homebuilding environment  deteriorated during fiscal 2007 as consumer confidence declined, the availability of home mortgage credit tightened significantly and the economy began to slow down. In addition, the supply of new and resale homes in the marketplace remained excessive for the levels of consumer demand. These pressures in the marketplace resulted in the use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels. These factors continued to be present during the first quarter of fiscal 2008 and we believe that the homebuilding market will remain challenging throughout fiscal 2008.  In addition, as a result of the various ongoing investigations and litigation discussed herein and the issues relating thereto, we have been the subject of continuing negative publicity. This negative publicity has contributed to significant declines in the prices of our publicly traded securities. We believe this negative publicity has also discouraged and may continue to discourage a number of potential homebuyers from purchasing a home from us and has adversely affected our relationships with certain of our partners, such as land sellers, contractors and suppliers. Continuing negative publicity could continue to have a material adverse effect on our business and the market price of our publicly traded securities.

We have responded to this challenging environment with a disciplined operating approach, responding to what was during the first quarter of fiscal 2008 and what we expect will continue to be a challenging environment for the homebuilding industry. We continue to make reductions in direct costs and overhead expenses and remain committed to aligning our land supply and inventory levels to current expectations for lower home closings, exercising caution with respect to further investment in inventory.  We have focused on the generation of cash from our existing inventory supply as the timing of a market recovery in housing is currently uncertain.

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

Subsequent Developments.  We have also undertaken a comprehensive review of each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entailed an evaluation of both external market factors and our position in each market and has resulted in the decision to discontinue homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH and Lexington, KY which was announced on February 1, 2008.  We intend to complete an orderly exit from each of these markets and remain committed to our remaining customer care responsibilities.   We have committed to complete all homes under construction in these markets and are in the process of marketing the remaining land positions for sale.  While the underlying basis for exiting each market was different, in each instance we concluded we could better serve shareholder interests by re-allocating the capital employed in these markets.  As of December 31, 2007, these markets represented less than 5% of the Company’s total assets.

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

Seasonal and Quarterly Variability.  Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, during fiscal 2007 and thus far in fiscal 2008, we continued to experience challenging conditions in most of our markets which contributed to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations.

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

Mortgage Origination Issues.  The Investigation found evidence that employees of the Company’s Beazer Mortgage Corporation subsidiary violated certain federal and/or state regulations, including U.S. Department of Housing and Urban Development (“HUD”) regulations.  Areas of concern uncovered by the Investigation include: down payment assistance programs; the charging of discount point; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000.   The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans.  We reviewed the loan documents and supporting documentations and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy).  Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate.

We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed.  See Note 17 to the consolidated financial statements included in Item 8 of our 2007 Form 10-K for additional discussion of this matter.  At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of December 31, 2007.

Effective February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender arrangement with a national third-party mortgage provider.  This exclusive arrangement will continue to offer our homebuyers the option of a simplified financing process while enabling us to focus on our core competency of homebuilding.

Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As is more fully discussed in our Form 10-K for fiscal 2007, management concluded that, as of September 30, 2007, there were material weaknesses in internal control over financial reporting as it relates to our control environment, including: compliance with our Code of Business Conduct and Ethics, compliance with laws and regulations, segregation of duties, and management override and collusion, and our accounting policy, procedures and controls related to our accounting for certain estimates involving significant management judgments.

As of December 31, 2007, we do not believe these material weaknesses have been fully remediated, but we are actively engaged in the implementation of remediation efforts to address them. We have appointed a Compliance Officer to implement and oversee our enhanced Compliance Program. We revised, adopted  and distributed an amended Code of Business Conduct and Ethics and transferred the administration of our Ethics Hotline from officers of the Company to an independent third party company. We terminated our former Chief Accounting Officer and took appropriate action, including the termination of employment, against other business unit employees who violated our Code of Business Conduct and Ethics Policy. We hired a new, experienced Chief Accounting Officer  and reorganized our field operations to concentrate certain accounting, accounts payable, billing, and purchasing functions into Regional Accounting Centers lead by Regional CFOs to minimize the lack of segregation of duties in our prior structure. We are also in the process of designing and/or clarifying and implementing accounting policies related to estimates involving significant management judgments, as well as other financial reporting areas to ensure that we have the appropriate review and approval, defining minimum documentation requirements, establishing objective guidelines to minimize the degree of judgment in the determination of certain accruals, enforcing consistent reporting practices, and enabling effective account reconciliation, trend analyses, and exception reporting capabilities.

Despite these material weaknesses, management believes the unaudited condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position results of operations and cash flows as of the dates and for the periods presented in conformity with accounting principals generally accepted in the United States of America.

Item 4 Controls and Procedures describes the additional actions we are taking to remediate these material weaknesses.

Recently Adopted Accounting Pronouncements.  On October 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums.  EITF 06-8 states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project.  This consensus requires that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method.  EITF 06-8 is effective for fiscal years beginning after March 15, 2007.  The adoption of EITF 06-8 did not have a material impact on our consolidated financial position, results of operations or cash flows.

On October 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits.  FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position, if a tax return position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position).  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The cumulative effect of the adoption of FIN 48 was recorded as a $10.1 million reduction to retained earnings as of October 1, 2007.  The total amount of gross unrecognized tax benefits as of October 1, 2007 was $72.5 million (which excludes interest, penalties, and the tax benefit relating to the deductibility of interest and state income tax). The adoption of FIN 48 also increased our gross deferred tax assets by approximately $65 million. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $26.5 million, as of October 1, 2007.

Since the adoption of FIN 48 on October 1, 2007, there have been no material changes to the components of the Company’s total unrecognized tax benefit, including the amounts that, if recognized, would affect the Company’s effective tax rate.  It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease as a result of the potential resolution with the IRS relating to issues stemming from fiscal year 2003 and 2004 federal income tax returns, in addition to the resolution of various state income tax audits and/or appeals.  The change that could occur within the next 12 months, however, cannot be estimated at this time.  The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2003 through 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the income tax provision, consistent with the Company’s historical accounting policy.  After the adoption of FIN 48, the total amount of gross accrued interest and penalties was $19.3 million.  The company recorded an additional $0.9 million of gross interest and penalties during the three months ended December 31, 2007, in accordance with FIN 48, resulting in a $20.2 million accrued balance at December 31, 2007.  The Company’s liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of other liabilities.

Recent Accounting Pronouncements Not Yet Adopted.  In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations.  SFAS 141R amends and clarifies the accounting guidance for the acquirer’s recognition and measurement of assets acquired, liabilities assumed and  noncontrolling interests of an acquiree in a business combination.  SFAS 141R is effective for our fiscal year ended September 30, 2009.  We do not expect the adoption of SFAS 141R to have a material impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS:

	Three Months Ended December 31,
($ in thousands)	2007	2006
Revenues:
Homebuilding (a)	$491,787	$781,517
Land and lot sales	7,565	12,667
Financial Services	5,436	11,743
Intercompany elimination	(1,640)	(3,392)
Total	$503,148	$802,535

Gross (loss) profit:
Homebuilding (b)	$(107,755)	$(18,792)
Land and lot sales	2,279	4,064
Financial Services	5,436	11,743
Total	$(100,040)	$(2,985)

Depreciation and amortization	$6,058	$7,558
Selling, general and administrative (SG&A) expenses:
Homebuilding	$87,486	$108,533
Financial Services	5,683	8,383
Total	$93,169	$116,916

As a percentage of total revenue:
Gross Margin	-19.9%	-0.4%
SG&A - homebuilding	17.4%	13.5%
SG&A - Financial Services	1.1%	1.0%

Equity in loss of unconsolidated joint ventures from:
Joint venture activities	$(3,305)	$(2,360)
Impairments	(12,835)	-
Equity in loss of unconsolidated joint ventures	$(16,140)	$(2,360)

Effective tax rate	36.7%	37.4%

(a)
Homebuilding revenues for the three months ended December 31, 2006 include $27.7 million of net revenue previously deferred in accordance with SFAS 66 for certain homes with mortgages originated by Beazer Mortgage for which the sale of the related mortgage loan to a third-party investor had not been completed as of the balance sheet date.

(b)
Homebuilding gross loss for the three months ended December 31, 2007 includes $141.5 million of inventory impairment charges and $27.0  million of charges related to the abandonment of lot option agreements.  Homebuilding gross loss for the three months ended December 31, 2006 includes $115.2 million of inventory impairment charges and $25.2 million of charges related to the abandonment of lot option agreements.

Revenues: Revenues decreased by 37.1% for the three months ended December 31, 2007 from the same period in the prior year as the number of homes closed decreased by 24.7%, and average selling price of homes closed decreased by 13.4%.  Home closings decreased most significantly in our West region, most notably in Nevada.  Moderation of demand and higher rate of cancellations compared to last year resulted in decreased closings throughout most of our regions.

In addition, we had approximately $7.6 million of land and lot sales in the three months ended December 31, 2007 compared to $12.7 million in the three months ended December 31, 2006 as we continued to review opportunities to minimize underperforming investments and reallocate funds to investments that will optimize overall returns.

Gross Margin: Gross margin for the three months ended December 31, 2007 was -19.1% and was significantly impacted by reduced revenues, and pretax charges of $25.1 million to abandon lot option contracts and $141.7 million of inventory impairments.  Gross margin for the three months ended December 31, 2006 was -0.4% and was significantly impacted by pretax charges of $25.2 million to abandon lot option contracts and $115.2 million of inventory impairments.

Selling, General and Administrative Expense:  Selling, general and administrative expense (SG&A) totaled $93.2 million and $116.9 million for the three months ended December 31, 2007 and 2006, respectively.  The decrease in SG&A expense for the three months ended December 31, 2007 compared to the same period of the prior year related to lower salary expense as a result of the realignment of our overhead structure and lower sales commissions related to decreased revenues which were partially offset by $7.5  million in investigation and related restatement expenses.  Homebuilding SG&A expense as a percentage of total revenue for the three months ended December 31, 2007 increased to 18.2% from 13.5% in the prior year due to the impact of reduced revenues on fixed overhead expenses.

Joint Venture Impairment Charges. As of December 31, 2007, we participated in 24 land development joint ventures in which we had less than a controlling interest.  Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties.  As a result of the continued deterioration of the housing market thus far in fiscal 2008, we wrote down our investment in certain of our joint ventures reflecting $12.8 million of impairments of inventory held within those joint ventures during the three months ended December 31, 2007. There were no joint venture impairments during the three months ended December 31, 2006. If these adverse market conditions continue or worsen, we may have to take further writedowns of our investments in these joint ventures.

SEGMENT ANALYSIS ($ in thousands)

Homebuilding Revenue and Average Selling Price.  The table below summarizes homebuilding revenue and the average selling prices of our homes by reportable segment ($ in thousands) for the quarters ended December 31, 2007 and 2006:

	Homebuilding Revenues			Average Selling Price
	2007	2006	Change	2007	2006	Change
West	$113,618	$286,956	-60.4%	$286.0	$373.7	-23.5%
Mid-Atlantic	92,013	91,266	0.8%	377.1	451.1	-16.4%
Florida	55,328	91,245	-39.4%	238.5	335.9	-29.0%
Southeast	97,118	154,935	-37.3%	225.3	222.2	1.4%
Other	133,710	157,115	-14.9%	189.7	192.9	-1.7%
Total	$491,787	$781,517	-37.1%	$244.7	$282.5	-13.4%

Homebuilding Revenues:  Homebuilding revenues decreased for the three months ended December 31, 2007 compared to the same period of the prior year due to decreased closings in the majority of our markets, related to reduced demand and a higher rate of cancellations.  Specifically, homebuilding revenues in the West region decreased by 60.4% driven by decreased closings of 45.4% and decreased average selling price of 23.5% as markets in the West continue to suffer from an oversupply of new and used homes for sale in the marketplace.   Homebuilding revenues in the Mid-Atlantic were relatively flat, driven by increased closings of 22.0% offset by a decrease in average selling price of 16.4% due to a change in the mix of homes sold and an increase in sales incentives due to continued competitive pressures.  Home closings in the Florida region decreased by 5.7% due to continued softening market conditions and increased competition primarily in our Fort Myers and Orlando markets, driving a decrease in revenue of 39.4% for the three months ended December 31, 2007 compared to the comparable period of fiscal 2007. Price decreases of 29.0% in our Florida region were due to increasing competitive pressures.  Revenues in our Southeast region decreased 37.3% compared to the prior year driven by a 36.7% decrease in closings partially offset by a 1.4% increase in average selling price due to a change in product mix of homes sold and an increase in sales incentives due to continued competitive pressures.  Revenues in most markets in our Other homebuilding region decreased, with the exception of Indianapolis, due to decreased closings.

Land and Lot Sales Revenue.  The table below summarizes land and lot sales revenues by reportable segment ($ in thousands) for the quarters ended December 31, 2007 and 2006:

Land and Lot Sales Revenues
	2007	2006	Change
West	$4,270	$10,950	-61.0%
Mid-Atlantic	7	-	n/a
Southeast	377	677	-44.3%
Other	2,911	1,040	179.9%
Total	$7,565	$12,667	-40.3%

We generated revenues from land and lot sales of $4.3 million in our West segment during the first quarter of fiscal 2008, as we continued to evaluate and reduce our investments to optimize overall returns.

Gross Profit (Loss). Homebuilding gross profit is defined as homebuilding revenues less  homebuilding costs (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges).  The following table sets forth our homebuilding gross profit (loss)  and gross margin by reportable segment and total gross profit (loss) and gross margin (in thousands) for the quarters ended:

	December 31, 2007		December 31, 2006
	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin
Homebuilding
West	$(44,950)	-38.8%	$(1,036)	-0.4%
Mid-Atlantic	(9,439)	-9.7%	3,645	4.0%
Florida	6,461	12.4%	(20,256)	-22.2%
Southeast	(29,930)	-30.0%	27,146	17.5%
Other	(2,701)	-1.0%	4,300	2.4%
Corporate & Unallocated	(27,196)	n/a	(32,591)	n/a
Total Homebuilding	(107,755)	-20.9%	(18,792)	-2.6%
Land and Lot Sales	2,279		4,064
Financial Services	5,436	n/a	11,743	n/a
Total	$(100,040)	-19.1%	$(2,985)	-0.6%

The decrease in gross profit across most regions is primarily due to further deteriorating market conditions, increase in sales incentives, and the impact of charges related to inventory impairments and the abandonment of certain lot option contracts.

Corporate and unallocated:  Corporate and unallocated costs above include the amortization of capitalized interest and indirect construction costs.  The decrease in corporate and unallocated costs relates primarily to a reduction in capitalized inventory costs due to lower inventories and costs incurred.

Land and Lot Sales Gross Profit (Loss).  The table below summarizes land and lot sales gross profit (loss) by reportable segment ($ in thousands) for the quarters ended December 31, 2007 and 2006:

Land and Lot Sales Gross Profit (Loss)
	2007	2006
West	$1,581	$4,322
Mid-Atlantic	7	-
Southeast	13	27
Other	678	(285)
Total	$2,279	$4,064

The decrease in land and lot sales gross profit from fiscal 2007 is primarily related to the 61% decrease in land and lot sales revenue in our West segment.

Inventory Impairments. The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded for the fiscal quarters ended December 31, 2007 and 2006 (in thousands):

	Quarter Ended December 31,
	2007	2006
Development projects and homes
in process (Held for Development)
West	$65,446	$50,423
Mid-Atlantic	23,001	11,170
Florida	3,093	34,632
Southeast	7,543	2,673
Other	1,099	8,940
Unallocated	7,889	7,354
Subtotal	$108,071	$115,192

Land held for sale
Southeast	$14,473	$-
Other	18,967	-
Subtotal	$33,440	$-
Lot Option Abandonments
West	$45	$2,756
Mid-Atlantic	1,796	2,287
Florida	475	10,511
Southeast	23,425	961
Other	1,260	8,660
Subtotal	$27,001	$25,175
Total	$168,512	$140,367

The inventory impaired during the quarter ended December 31, 2007 represented 2,886 lots in 62 communities with an estimated fair value of $186.5 million. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. Our West segment experienced the most significant amount of inventory impairments as compared to our other homebuilding segments due to the fact that the number of owned land and lots in the West comprise approximately 26% of our total land and lots owned as of December 31, 2007 and approximately 37.4% of the dollar value of our held for development inventory as of December 31, 2007. In addition, our homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was driven in large part by speculative purchases and the availability of mortgage credit during those time periods which are no longer present in the marketplace.  The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale.

The impairments recorded in our other homebuilding segments are primarily as a result of continued price competition brought on by the significant increase in new and resale home inventory during the quarter ended December 31, 2007 that has resulted in increased sales incentives and home sales price declines as we attempt to increase new orders and generate cash to the Company.

In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs.  The total abandonments recorded for the three months ended December 31, 2007 were $27.0 million which represented 28 communities with the Southeast segment comprising 93% of the abandonments.

Unit Data by Segment

	New Orders, net			Closings			Backlog at December 31,
	Three Months Ended December 31,			Three Months Ended December 31,
	2007	2006	Change	2007	2006	Change	2007	2006	Change
West	329	443	-25.7%	394	729	-46.0%	426	889	-52.1%
Mid-Atlantic	80	238	-66.4%	244	200	22.0%	479	615	-22.1%
Florida	151	93	62.4%	232	246	-5.7%	157	355	-55.8%
Southeast	286	465	-38.5%	431	681	-36.7%	359	1,105	-67.5%
Other	406	544	-25.4%	705	808	-12.7%	810	1,257	-35.6%
Total	1,252	1,783	-29.8%	2,006	2,664	-24.7%	2,231	4,221	-47.1%

New Orders and Backlog: New orders, net of cancellations, decreased 29.8% to 1,252 units during the three month period ended December 31, 2007, compared to 1,783 units for the same period in the prior year related to weaker market conditions resulting in reduced demand and higher cancellation rates compared to the first quarter of last fiscal year.  Specifically, for the quarter ended December 31, 2007, we experienced a cancellation rate of 46.6% compared to 43.1% in the same period of the prior year.  This higher cancellation rate in fiscal 2008 also reflects the challenging market environment including the inability of many potential homebuyers to sell their existing homes and secure mortgage financing.

The aggregate dollar value of homes in backlog at December 31, 2007 of $605.2 million decreased 53.1% from $1.29 billion at December 31, 2006, related to a decrease in the number of homes in backlog from 4,221 units at December 31, 2006 to 2,231 units at December 31, 2007. The decrease in the number of homes in backlog across all of our markets is driven primarily by the aforementioned market weakness, lower new orders and higher rate of cancellations.

Financial Services:  Our capture rate (the percentage of mortgages we originate as a percentage of homes closed) of mortgages originated for customers of our homebuilding business, which is the most significant source of revenue in this segment, decreased to 54.4% from 63.5% year over year as a result of overall disruptions in the mortgage origination markets and negative publicity associated with Beazer Mortgage Corporation.  As a result, we reported an operating loss for the three months ended December 31, 2007 as compared to operating income for the three months ended December 31, 2006.  All costs related to Financial Services are included in selling, general and administrative expenses.

Effective February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender arrangement with a national third-party mortgage provider. This exclusive arrangement will continue to offer our homebuyers the option of a simplified financing process while enabling us to focus on our core competency of homebuilding.

	Three Months Ended December 31,
	2007	Change	2006
Number of mortgage originations	1,002	(40.7)%	1,690
Capture rate	54.4%	(913 bps )	63.5%
Revenues	$5,436	(53.7)%	$11,743
Operating (loss) income	$(333)	(110.3)%	$3,230

FINANCIAL CONDITION AND LIQUIDITY:

Our sources of cash liquidity include, but are not limited to, cash from operations, amounts available under credit facilities, proceeds from senior notes and other bank borrowings, the issuance of equity securities and other external sources of funds.  Our short-term and long-term liquidity depend primarily upon our level of net income, working capital management (accounts receivable, accounts payable and other liabilities) and bank borrowings.  We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures and working capital requirements, scheduled debt payments, and interest and tax obligations for the next twelve months.  However, any material variance of our operating results or land acquisitions from our projections or investments in our acquisitions of businesses could require us to obtain additional equity or debt financing.  Long-term, we plan to use cash generated to invest in growing the business and/or to reduce our levels of debt. Additionally, in May 2008 we received a federal income tax refund of approximately $55.8 million relating to a fiscal 2007 net operating loss carryback claim and we expect to generate in excess of $100 million prior to the end of fiscal 2008 as a result of the sale of certain assets that did not fit with our future homebuilding plans in various markets. In December 2007, we suspended our dividend payments and share repurchase program and any resumption of such programs will be at the discretion of the Board of Directors.

At December 31, 2007, we had cash and cash equivalents of $236.5 million, compared to $454.3 million at September 30, 2007.  The decrease in cash was due to approximately $11.4 million used in operating activities relating primarily to the net loss offset somewhat by reduction in inventory, an increase in restricted cash of $90.8 million and repayment of other secured notes payable of $83.1 million. Our net cash used in operating activities for the quarter ended December 31, 2007 was $11.4 million compared to $80.0 million of net cash provided from operating activities in the quarter ended December 31, 2006. Net cash used in investing activities was $99.9 million for the quarter ended December 31, 2007 compared to $18.6 million for the comparable period of fiscal 2007, as we pledged cash of $92.4 million to collateralize outstanding letters of credit under our secured revolving credit facility.

Net cash used in financing activities was $106.4 million for the three months ended December 31, 2007 related primarily to repayment of other secured notes payable of $83.1 million.  Net cash used in financing activities was $78.6 million for the three months ended December 31, 2006 related primarily to the net repayments of the Warehouse Line as a result of the decline in new orders, which also reduced the related new loan originations.

At December 31, 2007 we had the following borrowings (in thousands):

	Maturity Date	December 31, 2007	September 30, 2007
Revolving Credit Facility	August 2011	$-	$-
8 5/8% Senior Notes*	May 2011	180,000	180,000
8 3/8% Senior Notes*	April 2012	340,000	340,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	44,524	118,073
Model home financing obligations	Various Dates	112,287	114,116
Unamortized debt discounts		(2,916)	(3,033)
Total		$1,781,988	$1,857,249
* Collectively, the "Senior Notes"

Warehouse Line – Effective February 7, 2007, Beazer Mortgage amended its 364 day credit agreement (the “Warehouse Line”) to  extend its maturity date to February 8, 2008 and modify the maximum available borrowing capacity to $100 million, subject to compliance with the mortgage loan eligibility requirements as defined in the Warehouse Line. The Warehouse Line was secured by certain mortgage loan sales and related property.  The Warehouse Line was entered into with a number of banks to fund the origination of residential mortgage loans.  The maximum available borrowing capacity was subsequently reduced through amendments down to $17 million as of September 30, 2007.  We had no borrowings outstanding under the Warehouse Line as of September 30, 2007. The Warehouse Line was not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility.  Effective November 14, 2007, we terminated the Warehouse Line, at which time there were no borrowings outstanding.

Revolving Credit Facility – In July 2007, we replaced our former credit facility with a new $500 million, four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks, which matures in 2011.  The former credit facility included a $1 billion four-year revolving credit facility which would have matured in August 2009.  The Revolving Credit Facility has a $350 million sublimit for the issuance of standby letters of credit.  We have the option to elect two types of loans under the Revolving Credit Facility which incur interest, as applicable, based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Revolving Credit Facility).  The Revolving Credit Facility contains various operating and financial covenants.  Substantially all of our significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 11).

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility.  There were no amounts outstanding under the Revolving Credit Facility at December 31, 2007 or September 30, 2007; however, we had $91.1 million and $133.2 million of letters of credit outstanding under the Revolving Credit Facility at December 31, 2007 and September 30, 2007, respectively.

On October 10, 2007, we entered into a waiver and amendment of our Revolving Credit Facility, waiving events of default through May 15, 2008 under the facility arising from our failure to file or deliver reports or other information we would be required to file with the SEC and our decision to restate our financial statements.  Under this and the October 26, 2007 amendments, any obligations under the Revolving Credit Facility will be secured by certain assets and our ability to borrow under this facility is subject to satisfaction of a secured borrowing base.  We are permitted to grow the borrowing base by adding additional cash and/or real estate as collateral securing the Revolving Credit Facility.  In addition, we obtained additional flexibility with respect to our financial covenants in the Revolving Credit Facility. At December 31, 2007, we had available borrowings of $1.3 million under the Revolving Credit Facility.  On May 9, 2008, we secured additional assets under the facility which increased our borrowing capacity to approximately $55.0 million.

On May 13, 2008, we obtained a limited waiver which relaxed, through June 30, 2008, our minimum consolidated tangible net worth and leverage ratio requirements under our revolving credit facility.  During the term of the limited waiver, the minimum consolidated tangible net worth requirement shall not be less than $700 million and the leverage ratio shall not exceed 2.50 to 1.00. We are currently negotiating an amended covenant package with our bank group.

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

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends.  At December 31, 2007, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases.  Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.

In March 2007, we voluntarily repurchased $10.0 million of our outstanding 8 5/8% Senior Notes and $10.0 million of our outstanding 8 3/8% Senior Notes on the open market.  The aggregate purchase price was $20.6 million, or an average of 102.8% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date.  The repurchase of the notes resulted in a $562,500 pretax loss during the second quarter of fiscal 2007. On March 28, 2007, we repurchased an additional $10.0 million of our outstanding 8 5/8% Senior Notes which were cash settled on April 2, 2007 at a purchase price of $9.85 million, or an average of 98.5% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date.  The repurchase of the notes resulted in a $150,000 pre-tax gain.  Gains/losses from notes repurchased are included in other (expense) income, net in the accompanying unaudited condensed consolidated statements of operations.  Senior Notes purchased by the Company were cancelled.

On October 26, 2007, we obtained consents from holders of our Senior Notes to approve amendments of the indentures under which the Senior Notes were issued.  These amendments restrict our ability to secure additional debt in excess of $700 million until certain conditions are met and enable us to invest up to $50 million in joint ventures.  The consents also provided us with a waiver of any and all defaults under the Senior Notes that may have occurred or may occur on or prior to May 15, 2008 relating to filing or delivering annual and quarterly financial statements.  Fees and expenses related to obtaining these consents totaled approximately $21 million. Such fees and expenses has been deferred and will be amortized as an adjustment to interest expense in accordance with EITF 96-19 – “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

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

Other Secured Notes Payable - We periodically acquire land through the issuance of notes payable.  As of December 31, 2007 and September 30, 2007, we had outstanding notes payable of $44.5 million and $118.1 million, respectively, primarily related to land acquisitions.  These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 6.84% to 8.00% at December 31, 2007.  These notes are secured by the real estate to which they relate.  During the three months ended December 31, 2007, we repaid approximately $83 million of these secured notes payable.

Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $112.3 million and $114.1 million of debt as of December 31, 2007 and September 30, 2007, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases.  These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points (9.13% as of December 31, 2007) and expire at various times through 2015.

Other than the addition of the model home financing obligations discussed above, there were no material changes to the future maturities of our borrowings.

Stock Repurchases and Dividends Paid -  On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock.  Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions.  We did not repurchase any shares in the open market during the quarters ended December 31, 2007 and 2006.  At December 31, 2007, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan.  We have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and is unlikely in the foreseeable future.

For the three months ended December 31, 2006, we paid quarterly cash dividends of $0.10 per common share, or a total of approximately $3.9 million in 2006.  We did not pay any dividends for the three months ended December 31, 2007.  On November 2, 2007, our Board of Directors suspended our dividend payments.  The Board concluded that suspending dividends, which will allow us to conserve approximately $16 million of cash annually, was a prudent effort in light of the continued deterioration in the housing market.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments – We historically have attempted to control half or more of our land supply through option contracts.  As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement.  Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price.  Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers.  Our obligations with respect to options with specific performance provisions are included in our unaudited condensed consolidated balance sheets in other liabilities.  Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $131.4 million at December 31, 2007.  This amount includes non-refundable letters of credit of approximately $25.7 million. The total remaining purchase price, net of cash deposits, committed under all options was $1.3 billion as of December 31, 2007.  Only $77.1 million of total remaining purchase price under such options contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.

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

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIE”s) under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”).  We have determined that we are the primary beneficiary of certain of these option contracts.  Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company.  Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value.  We believe that the exercise prices of our option contracts approximate their fair value.  Our condensed consolidated balance sheets at December 31, 2007 and September 30, 2007 reflect consolidated inventory not owned of $193.3 million and $237.4 million, respectively.  We consolidated $70.6 million and $92.3 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of December 31, 2007 and September 30, 2007, respectively.  In addition, as of December 31, 2007 and September 30, 2007, we recorded $122.7 million and $145.1 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements.  Obligations related to consolidated inventory not owned totaled $137.6 million at December 31, 2007 and $177.9 million at September 30, 2007.  The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

We participate in a number of land development joint ventures in which we have less than a controlling interest.  We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties.  We account for our interest in these joint ventures under the equity method.  Our condensed consolidated balance sheets include investments in joint ventures totaling $99.4 million and $109.1 million at December 31, 2007 and September 30, 2007, respectively.

Our joint ventures typically obtain secured acquisition and development financing.  At December 31, 2007, our unconsolidated joint ventures had borrowings outstanding totaling $714.2 million.  In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures.  At December 31, 2007, we had repayment guarantees totaling $38.8 million and loan to value maintenance guarantees of $6.1 million related to certain of our unconsolidated joint ventures’ debt (see Notes 4 and 9 to the unaudited condensed consolidated financial statements for additional information regarding our joint ventures and related guarantees).

CRITICAL ACCOUNTING POLICIES:

As discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2007, some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters and relate to inventory valuation, goodwill, homebuilding revenues and costs, warranty reserves, investments in unconsolidated joint ventures and income taxes – valuation allowance. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact.  There have been no material changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended September 30, 2007.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a number of market risks in the ordinary course of business.  Our primary market risk exposure relates to fluctuations in interest rates.  We do not believe that our exposure in this area is material to cash flows or earnings.  As of December 31, 2007, we had $141.5 million of variable rate debt outstanding.  Based on our average outstanding borrowings under our variable rate debt at December 31, 2007, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by approximately $1.4 million.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures
Management, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Act), as of the end of the period covered by this report.  Management concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective primarily because of the material weaknesses in our internal control over financial reporting, further described below and in Item 9A of our fiscal 2007 Form 10-K, which we view as an integral part of our disclosure controls and procedures.  In addition, our disclosure controls and procedures not relating to internal control over financial reporting were not sufficiently documented and were not designed to require all accounting and financial employees, and other corporate employees with specific knowledge of, or responsibility for, other disclosures to complete quarterly certifications (management representations).

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

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of our CEO and CFO, which are required by Rule 13a-14 of the Act.  This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of the CEO and CFO.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The Company has identified the following control deficiencies as of December 31, 2007, that constituted material weaknesses:

Control Environment – The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the actions of its employees, and is the foundation for all other components of internal control over financial reporting.  We did not maintain an effective control environment. The Company identified the following deficiencies in our control environment as of December 31, 2007, each of which is considered to be a material weakness:

•	Code of Conduct Violations

The operating effectiveness of the Company’s Code of Business Conduct and Ethics Policy (the “Code”), which governs the execution by our employees of their duties and responsibilities within established procedures, was deficient. As a result, the Code was not consistently and strictly adhered to, including by certain of the Company’s former executive officers, and violations of the Code were not promptly and appropriately reported. This deficiency led to an environment where improper and erroneous accounting information was utilized related to certain transactions and financial statement matters and inappropriate decisions could have been made, and were made, including with respect to certain model home sale-leaseback transactions and certain home closings in California, that were not in accordance with GAAP.

•	Compliance With Laws and Regulations

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

•	Segregation of Duties

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

•	Management Override and Collusion

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

Accounting Policy, Procedures, and Controls – There was a material weakness in the design of accounting policies, procedures, and controls specifically related to the application of GAAP in accounting for certain estimates involving significant management judgments.   Specifically our policies did not:

•	Establish objective guidelines that should be applied in the determination of certain accruals;

•	Require detailed analyses and review of certain subjective estimates;

•	Require significant estimates and related assumptions to be documented and approved;

•	Require dual approval for material journal entries that directly impact earnings through the adjustment of accruals and reserves;

•	Establish consistent guidelines for the compilation of financial and operational reports; and

•	Provide visibility into accruals and estimates which were recorded in the consolidated financial statements in amounts that were different from the sum of such accruals recorded at a divisional level.

The material weaknesses described above resulted in the restatement of our annual financial statements for fiscal years 1998-2006 and our quarterly financial statements for the quarters ended December 31, 2006 and March 31, 2007.  These material weaknesses had the following impacts on the Company’s financial reporting:

•
Inappropriate reserves and other accrued liabilities were recorded relating to land development costs, house construction costs and warranty accruals.  These errors were caused by a failure to require a determination and documentation of the reasonableness of the assumptions used to develop such estimates of future expenditures for land development, house construction and warranty claims.

•	Asset impairments were misstated because certain assumptions used to calculate impairments, indirect costs and capitalized interest were improper or inaccurate.

•
The accounting for certain model home sale and leaseback agreements was not in compliance with GAAP. GAAP does not permit a sale of real estate to be recognized if the seller has a continuing involvement in the real estate sold. The Company’s arrangement for certain sale and lease-back transactions included various forms of continuing involvement which prevented the Company from accounting for the transactions as sales.

•	Certain sale and lease-back agreements entered into by the former Chief Accounting Officer were not properly documented and considered in the evaluation of the accounting for the transaction.

•	Certain home closings in California were not reflected in the Company’s accounting records in the proper accounting periods.

Change in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following:

•
We appointed a Compliance Officer in November 2007.  The Compliance Officer is responsible for implementing and overseeing the Company’s enhanced Compliance Program.  The Compliance Officer has oversight responsibility for compliance practices across the organization and will implement programs designed to foster compliance with all laws, rules, and regulations as well as Company policies and procedures

•
We have reorganized our field operations to concentrate certain accounting, accounts payable, billing, and purchasing functions into Regional Accounting Centers, and we are implementing new controls and procedures.   This centralization is designed to create a greater degree of control and consistency in financial reporting practices and enable trend analyses across business units.

•
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

•
 We have streamlined the responsibilities of business unit financial Controllers to eliminate certain previously held responsibilities related to Budgeting & Forecasting and Land Management; Controllers are now specifically responsible solely for financial reporting, which we believe will foster a more thorough and targeted review of financial statements.

•	We have implemented the following policies and practices related to estimates involving significant management judgments:

-	House construction cost accruals are now cleared at consistent intervals after the house has closed with the customer.

-	Warranty reserves are now consistent across business units according to a routine calculation based on historical trends.

-
Several system applications were developed during the restatement process to identify transactions requiring adjustment.  These tools were designed so that they can, and are being,  used prospectively to monitor several of the specific areas which required restatement.

•
We have allocated additional resources within our Audit and Controls department to the review of financial reporting policies, process, controls, and risks.  The Audit and Controls department has also developed and is in the process of implementing additional review procedures specifically focused on period-end reporting validation.

Remediation Steps to Address Material Weaknesses

The Company’s executive, regional and financial management are committed to achieving and maintaining a strong control environment and an overall tone within the organization that empowers all employees to act with the highest standards of ethical conduct. In addition, management remains committed to the process of developing and implementing improved corporate governance and compliance initiatives. In addition to the changes in internal control over financial reporting described above, our current management team has been actively working on remediation efforts to address the material weaknesses, as well as other identified areas of risk as follows:

•
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

•
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

•
 We launched a comprehensive training program in April 2008 that emphasizes adherence to and the vital importance of the Company’s Code of Business Conduct and Ethics.  Every employee in the Company is required to participate in the training program which was developed by an outside company that specializes in ethics and other employee training programs.

•
We withdrew from the mortgage business and voluntarily discontinued accepting mortgage applications in February 2008.  Prior to our withdrawal from the mortgage business, we terminated certain employees from our mortgage subsidiary who we concluded violated certain HUD regulations.

•
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

•
We hired a new, experienced Chief Accounting Officer in February 2008.  The new Chief Accounting Officer has significant experience in the homebuilding industry, including one prior circumstance where he was retained to oversee financial controls.

•	The Chief Accounting Officer and Regional CFOs are taking, or plan to take in the near term, the following additional actions:

-	Conducting reviews of accounting processes to incorporate technology improvements to strengthen the design and operation of controls;

-	Formalizing the process, analytics, and documentation around the monthly analysis of actual results against budgets and forecasts conducted within the accounting and finance departments;

-	Improving quality control reviews within the accounting function to ensure account analyses and reconciliations are completed accurately, timely, and with proper management review;

-	Formalizing and expanding the documentation of the Company’s procedures for review and oversight of financial reporting.

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

Inherent Limitations over Internal Controls

Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

•
The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.

•	The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Investigations
United States Attorney, State and Federal Agency Investigations. Beazer Homes and its subsidiary, Beazer Mortgage Corporation, are under criminal and civil investigations by the United States Attorney's Office in the Western District of North Carolina and other state and federal agencies concerning the matters that were the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors as described in Notes 14 and 17 to the consolidated financial statements included in Item 8 of our 2007 Form 10-K. The Company is fully cooperating with these investigations.

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

Independent Investigation. The Audit Committee of the Beazer Homes Board of Directors has completed an independent investigation (the “Investigation”) of Beazer Homes' mortgage origination business, including, among other things, investigating certain evidence that the Company's subsidiary, Beazer Mortgage Corporation, violated U.S. Department of Housing and Urban Development (“HUD”) regulations and may have violated certain other laws and regulations in connection with certain of its mortgage origination activities. The results of the Investigation are fully described in Notes 14 and 17 to the consolidated financial statements included in Item 8 of our fiscal 2007 Form 10-K.

Mortgage Origination Issues
The Investigation found evidence that employees of the Company’s Beazer Mortgage Corporation subsidiary violated certain federal and/or state regulations, including U.S. Department of Housing and Urban Development (“HUD”) regulations.  Areas of concern uncovered by the Investigation include: down payment assistance programs; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000.   The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans.  We reviewed the loan documents and supporting documentations and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy).  Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate.

We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed.  See Note 17 to the consolidated financial statements included in Item 8 of our 2007 Form 10-K for additional discussion of this matter.  At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of December 31, 2007.

Effective February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender arrangement with a national third-party mortgage provider.  This exclusive arrangement will continue to offer our homebuyers the option of a simplified financing process while enabling us to focus on our core competency of homebuilding.

Litigation
Securities Class Actions. Beazer Homes and certain of our current and former executive officers are named as defendants in a putative class action securities lawsuit filed on March 29, 2007 in the United States District Court for the Northern District of Georgia. Plaintiffs filed this action on behalf of a purported class of purchasers of Beazer Homes' common stock between July 27, 2006 and March 27, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing materially false and misleading statements regarding our business and prospects because we did not disclose facts related to alleged improper lending practices in our mortgage origination business. Plaintiffs seek an unspecified amount of compensatory damages. Two additional lawsuits were filed subsequently on May 18, 2007 and May 21, 2007 in the United States District Court for the Northern District of Georgia making similar factual allegations and asserting class periods of July 28, 2005 through March 27, 2007, and March 30, 2005 through March 27, 2007, respectively. The court has consolidated these three lawsuits and plaintiffs are expected to file a consolidated amended complaint within thirty days after May 12, 2008, the date we filed our fiscal 2007 Form 10-K with the SEC.  The Company intends to vigorously defend against these actions.

Derivative Shareholder Actions. Certain of Beazer Homes' current and former executive officers and directors were named as defendants in a derivative shareholder suit filed on April 16, 2007 in the United States District Court for the Northern District of Georgia. The complaint also names Beazer Homes as a nominal defendant. The complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched. Plaintiffs seek an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. An additional lawsuit was filed subsequently on August 29, 2007 in the United States District Court for the Northern District of Georgia asserting similar factual allegations.  A motion to consolidate the two Georgia derivative actions is pending, and the plaintiffs are expected to designate the operative complaint within five days after the Court consolidates the actions.  Additionally, on September 12, 2007, another derivative suit was filed in Delaware Chancery Court, and the plaintiffs filed an amended complaint on October 26, 2007.  The Delaware complaint raises similar factual and legal claims as those asserted by the plaintiffs in the Georgia derivative actions.  The defendants have moved to dismiss the Delaware action, or in the alternative, to stay the case pending resolution of the derivative litigation pending in Georgia.  The defendants intend to vigorously defend against these actions.

ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes 401(k) Plan, naming Beazer Homes, certain of its current and former officers and directors and the Benefits Administration Committee as defendants. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (“ERISA”) as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently on May 11, 2007, May 14, 2007, June 15, 2007 and July 27, 2007 in the United States District Court for the Northern District of Georgia making similar allegations. The court has consolidated these five lawsuits, and the plaintiffs are expected to file a consolidated amended complaint within thirty days after May 12, 2008, the date we filed our fiscal 2007 Form 10-K with the SEC.  The Company intends to vigorously defend against these actions.

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

Beazer Homes’ subsidiaries, Beazer Homes Holdings Corp. and Beazer Mortgage Corporation, were named as defendants in a putative class action lawsuit filed on March 12, 2008 in the Superior Court of the State of California, County of Placer. The purported class is defined as all residential mortgage borrowers, who within four years of the filing of the complaint, purchased homes from Beazer with the assistance of a federally related mortgage loan in which Beazer accepted a fee or something of value from an affiliated or recommended title insurance company. The complaint alleges that the defendants violated the Real Estate Settlement Procedures Act ("RESPA") and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys' fees and costs.  The defendants have not yet been served in this action. We will vigorously defend against the action.

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

Other Matters

In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction.  The EPA has since requested information on additional projects and has conducted site inspections at a number of locations.  In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices.  As of December 31, 2007, no monetary penalties have been imposed in connection with such Administrative Orders.  The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated.  Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

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

Beazer Homes USA, Inc.

Date:	May 15, 2008	By:	/s/ Allan P. Merrill
		Name:	Allan P. Merrill
Executive Vice President and
Chief Financial Officer