Form 10-Q
period 2008-03-31
BEAZER HOMES USA INC
filed 2008-05-15
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number           001-12822
BEAZER HOMES USA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	58-2086934
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

1000 Abernathy Road, Suite 1200, Atlanta, Georgia (Address of principal executive offices)	30328 (Zip Code)
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
YES ☒     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Such factors may include:
•	the timing and final outcome of the United States Attorney investigation, the Securities and Exchange Commission’s (“SEC”) investigation and other state and federal agency investigations, the putative class action lawsuits, the derivative claims, multi-party suits and similar proceedings as well as the results of any other litigation or government proceedings;

•	material weaknesses in our internal control over financial reporting;

•	additional asset impairment charges or writedowns;

•	economic changes nationally or in local markets, including changes in consumer confidence, volatility of mortgage interest rates and inflation;

•	continued or increased downturn in the homebuilding industry;

•	estimates related to sales to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;

•	continued or increased disruption in the availability of mortgage financing;

•	our cost of and ability to access capital and otherwise meet our ongoing liquidity needs including the impact of any further downgrades of our credit ratings;

•	potential inability to comply with covenants in our debt agreements;

•	continued negative publicity;

•	increased competition or delays in reacting to changing consumer preference in home design;

•	shortages of or increased prices for labor, land or raw materials used in housing production;

•	factors affecting margins such as decreased land values underlying land option agreements, increased land development costs on projects under development or delays or difficulties in implementing initiatives to reduce production and overhead cost structure;

•	the performance of our joint ventures and our joint venture partners;

•	the impact of construction defect and home warranty claims and the cost and availability of insurance, including the availability of insurance for the presence of moisture intrusion;

•	a material failure on the part of our subsidiary Trinity Homes LLC to satisfy the conditions of the class action settlement agreement, including assessment and remediation with respect to moisture intrusion related issues;

•	delays in land development or home construction resulting from adverse weather conditions;

•	potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations, or governmental policies and possible penalties for failure to comply with such laws, regulations and governmental policies;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which the Company has little or no control.
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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	September 30,
	2008	2007
ASSETS
Cash and cash equivalents	$273,670	$454,337
Restricted cash	3,592	5,171
Accounts receivable	62,108	45,501
Income tax receivable	158,150	63,981
Inventory
Owned inventory	2,074,151	2,537,791
Consolidated inventory not owned	194,024	237,382

Total inventory	2,268,175	2,775,173
Residential mortgage loans available-for-sale	93	781
Investments in unconsolidated joint ventures	54,834	109,143
Deferred tax assets	391,458	232,949
Property, plant and equipment, net	56,342	71,682
Goodwill	20,508	68,613
Other assets	78,095	102,690

Total assets	$3,367,025	$3,930,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$85,047	$118,030
Other liabilities	420,988	453,089
Obligations related to consolidated inventory not owned	138,351	177,931
Senior Notes (net of discounts of $2,799 and $3,033, respectively)	1,522,201	1,521,967
Junior subordinated notes	103,093	103,093
Other secured notes payable	50,507	118,073
Model home financing obligations	96,422	114,116

Total liabilities	2,416,609	2,606,299

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 80,000,000 shares authorized, 42,572,959 and 42,597,229 issued and 39,234,305 and 39,261,721 outstanding, respectively)	43	43
Paid-in capital	548,652	543,705
Retained earnings	585,628	963,869
Treasury stock, at cost (3,338,654 and 3,335,508 shares, respectively)	(183,907)	(183,895)

Total stockholders’ equity	950,416	1,323,722

Total liabilities and stockholders’ equity	$3,367,025	$3,930,021

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Total revenue	$405,417	$823,604	$906,071	$1,619,592
Home construction and land sales expenses	379,424	706,653	815,740	1,375,198
Inventory impairments and option contract abandonments	187,860	105,245	356,372	245,612

Gross (loss) profit	(161,867)	11,706	(266,041)	(1,218)

Selling, general and administrative expenses	74,017	96,604	162,179	205,996
Depreciation and amortization	6,226	7,619	12,204	15,065
Goodwill impairment	48,105	—	48,105	—

Operating loss	(290,215)	(92,517)	(488,529)	(222,279)
Equity in loss of unconsolidated joint ventures	(40,361)	(3,713)	(56,501)	(6,073)
Other (expense) income, net	(4,569)	3,115	(7,418)	5,206

Loss from continuing operations before income taxes	(335,145)	(93,115)	(552,448)	(223,146)
Benefit from income taxes	(106,422)	(35,044)	(186,064)	(83,687)

Loss from continuing operations	(228,723)	(58,071)	(366,384)	(139,459)
(Loss) income from discontinued operations, net of tax	(1,170)	880	(1,745)	2,365

Net loss	(229,893)	$(57,191)	$(368,129)	$(137,094)

Weighted average number of shares:
Basic	38,548	38,427	38,548	38,353
Diluted	38,548	38,427	38,548	38,353

Earnings (loss) per share:
Basic loss per share from continuing operations	$(5.93)	$(1.51)	$(9.50)	$(3.64)
Basic (loss) earnings per share from discontinued operations	$(0.03)	$0.02	$(0.05)	$0.06
Basic loss per share	$(5.96)	$(1.49)	$(9.55)	$(3.57)

Diluted loss per share from continuing operations	$(5.93)	$(1.51)	$(9.50)	$(3.64)
Diluted (loss) earnings per share from discontinued operations	$(0.03)	$0.02	$(0.05)	$0.06
Diluted loss per share	$(5.96)	$(1.49)	$(9.55)	$(3.57)

Cash dividends per share	$—	$0.10	$—	$0.20
See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(368,129)	$(137,094)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,369	15,289
Stock-based compensation expense	5,241	3,927
Inventory impairments and option contract abandonments	356,372	245,612
Goodwill impairment charge	48,105	—
Deferred income tax benefit	(93,921)	(66,711)
Excess tax benefit (deficiency) from equity-based compensation	388	(3,219)
Equity in loss of unconsolidated joint ventures	56,501	6,073
Cash distributions of income from unconsolidated joint ventures	1,047	2,326
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(14,663)	267,478
Increase in income tax receivable	(94,169)	(23,423)
Decrease (increase) in inventory	170,048	(2,216)
Decrease in residential mortgage loans available-for-sale	688	81,820
Decrease (increase) in other assets	45,730	(21,432)
Decrease in trade accounts payable	(33,240)	(52,688)
Decrease in other liabilities	(113,708)	(115,611)
Other changes	(6,305)	1,016

Net cash (used in) provided by operating activities	(27,646)	201,147

Cash flows from investing activities:
Capital expenditures	(5,921)	(16,105)
Investments in unconsolidated joint ventures	(9,665)	(16,906)
Changes in restricted cash	1,579	(768)
Distributions from unconsolidated joint ventures	—	1,196

Net cash used in investing activities	(14,007)	(32,583)

Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	—	91,258
Repayment of credit facilities and warehouse line	—	(176,789)
Repayment of other secured notes payable	(99,785)	(6,445)
Repurchase of senior notes	—	(20,563)
Borrowings under model home financing obligations	—	1,444
Repayment of model home financing obligations	(17,694)	(4,862)
Debt issuance costs	(21,135)	(319)
Proceeds from stock option exercises	—	4,009
Common stock redeemed	(12)	(140)
Excess tax benefit (deficiency) from equity-based compensation	(388)	3,219
Dividends paid	—	(7,806)

Net cash used in financing activities	(139,014)	(116,994)

Decrease in cash and cash equivalents	(180,667)	51,570
Cash and cash equivalents at beginning of period	454,337	167,570

Cash and cash equivalents at end of period	$273,670	$219,140

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
Nonvested stock granted to employees is valued based on the market price of the common stock on the date of the grant. Performance based, nonvested stock granted to employees is valued using the Monte Carlo valuation method. No performance-based nonvested stock was granted during the six months ended March 31, 2008 or 2007.
Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as an expense using the straight-line method over the vesting period. Unearned compensation is included in paid-in capital in accordance with SFAS 123R. As of March 31, 2008, there was $17.0 million of total unrecognized compensation cost related to nonvested stock. That cost is expected to be recognized over a weighted average period of 3.1 years. For the three and six months ended March 31, 2008, our total stock-based compensation expense, included in selling, general and administrative expenses (“SG&A”), was approximately $3.4 million ($2.3 million net of tax) and $5.2 million ($3.8 million net of tax), respectively. Stock-based compensation expense for the three and six months ended March 31, 2007 was approximately $200,000 ($62,000 net of tax) and $3.9 million ($2.7 million net of tax), respectively.
Activity relating to nonvested stock awards for the three and six months ended March 31, 2008 is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2008		March 31, 2008
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Beginning of period	854,213	$47.39	905,898	$48.42
Granted	—	—	26,411	8.49
Vested	—	—	(28,531)	47.75
Forfeited	(4,817)	44.02	(54,382)	45.06

End of period	849,396	$47.71	849,396	$47.41

In addition, during the six months ended March 31, 2008, employees surrendered 3,146 shares, to us in payment of minimum tax obligations upon the vesting of nonvested stock under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $26,000, or approximately $8.53 per share, respectively.

The fair value of each option/SSAR grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected life of options and SSARs granted is generally computed using the mid-point between the vesting period and contractual life of the options/SSARs granted. Expected volatilities are based on the historical volatility of the Beazer Homes’ stock and other factors. Expected discrete dividends of $0.00 per quarter (previously $0.10 per quarter as of September 30, 2007) are assumed in lieu of a continuously compounding dividend yield. There were no options or SSARs grants in the six months ended March 31, 2008.
The following table summarizes stock options and SSARs outstanding as of March 31, 2008, as well as activity during the three and six months then ended:

	Three Months Ended		Six Months Ended
	March 31, 2008		March 31, 2008
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	1,950,233	$45.11	2,052,379	$45.01
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(25,918)	35.10	(128,064)	41.47

Outstanding at end of period	1,924,315	$45.25	1,924,315	$45.25

Exercisable at end of period	746,617	$28.76	746,617	$28.76

Vested or expected to vest in the future	1,568,126	$42.05	1,568,126	$42.05

At March 31, 2008, the weighted-average remaining contractual life for all options/SSARs outstanding, currently exercisable, and vested or expected to vest in the future was 4.66 years, 3.71 years and 5.47 years, respectively.
At March 31, 2008, 1,568,126 SSARs/options were vested or expected to vest in the future with a weighted average exercise price of $42.05 and a weighted average expected life of 2.77 years. At March 31, 2008, the aggregate intrinsic value of SSARs/options outstanding, vested and expected to vest in the future and SSARs/options exercisable was approximately $62,000. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. There were no option/SSAR exercises during the three or six months ended March 31, 2008.
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
As described in Note 8, on October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.
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
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS 159 permits companies to measure certain financial instruments and other items at fair value. SFAS 159 is effective for our fiscal year beginning October 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial condition and results of operations; however, it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51. SFAS 160 requires that a noncontrolling interest (formerly minority interest) in a subsidiary be classified as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be included in the consolidated financial statements. SFAS 160 is effective for our fiscal year beginning October 1, 2009 and its provisions will be applied retrospectively upon adoption. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial condition and results of operations.
In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 110 which expresses the views of the Staff regarding the use of the “simplified” method (the mid-point between the vesting period and contractual life of the option) for “plain vanilla” options in accordance with SFAS 123R. SAB 110 will allow the use of the “simplified” method beyond December 31, 2007 under certain conditions including a company’s inability to rely on historical exercise data. We will consider SAB 110 for future grants.
Inventory Valuation — Held for Development. Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets periodically for recoverability in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.
We conduct a review of the recoverability of our homebuilding inventory held for development at the community level as factors indicate that an impairment may exist. We evaluate, among other things, the following information for each community:
•	Actual “Net Contribution Margin” (defined as homebuilding revenues less homebuiling costs and direct selling expenses) for homes closed in the current fiscal quarter, fiscal year to date and prior two fiscal quarters. Homebuilding costs include land and land development costs (based upon an allocation of such costs, including costs to complete the development, or specific lot costs), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest and estimated warranty costs;

•	Projected Net Contribution Margin for homes in backlog;

•	Actual and trending new orders and cancellation rates;

•	Actual and trending base home sales prices and sales incentives for home sales that occurred in the prior two fiscal quarters that remain in backlog at the end of the fiscal quarter and expected future homes sales prices and sales incentives and absorption over the expected remaining life of the community;

•	A comparison of our community to our competition to include, among other things, an analysis of various product offerings, including the size and style of the homes currently offered for sale, community amenity levels, availability of lots in our community and our competition’s, desirability and uniqueness of our community and other market factors; and

•	Other events that may indicate that the carrying value may not be recoverable.

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
The fair value of the assets held for development is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community, the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. As of March 31, 2008, we used discount rates of 16% to 23% in our estimated discounted cash flow impairment calculations. We recorded impairments on land held for development and homes under construction during the three and six months ended March 31, 2008 of $119.0 million and $227.1 million, respectively. We recorded impairments on inventory held for development of $82.2 million and $197.4 million during the three and six months ended March 31, 2007, respectively.
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
Asset Valuation — Land Held for Sale. We record assets held for sale at the lower of the carrying value or fair value less costs to sell in accordance with SFAS 144. The following criteria are used to determine if land is held for sale:
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
Additionally, in certain circumstances, we will re-evaluate the best use of an asset that is currently being accounted for as held for development. In such instances, we will review, among other things, the current and projected competitive circumstances of the community, including the level of supply of new and used inventory, the level of sales absorptions by us and our competition, the level of sales incentives required and the number of owned lots remaining in the community. If, based on this review, the foregoing criteria have been met at the end of the applicable reporting period, we believe that the best use of the asset is the sale of all or a portion of the asset in its current condition, then all or portions of the community are accounted for as held for sale.
In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During the quarter ended and six months ended March 31, 2008, we recorded inventory impairments on land held for sale of approximately $55.7 million and $89.1 million, respectively. During both the quarter ended and six months ended March 31, 2007, we recorded inventory impairments on land held for sale of approximately $4.0 million.

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
Goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of April 30 or more frequently if an event occurs or circumstances indicate that the asset might be impaired. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our operating divisions is considered a reporting unit. The fair value of each reporting unit is determined based on expected discounted future cash flows. If the carrying amount of a reporting unit exceeds its fair value, the goodwill within the reporting unit may be potentially impaired. An impairment loss is recognized if the carrying amount of the goodwill exceeds implied fair value of that goodwill. As a result of significantly less than expected new orders in our prime selling season, which is our second fiscal quarter, significant pricing pressures and additional incentives provided to homebuyers, our reforecasting of expected future results of operations and increasing inventory impairment charges, we tested all remaining goodwill balances for impairment as of March 31, 2008. We have estimated goodwill impairment charges totaling $48.1 million relating to our reporting units in Arizona, Southern California, New Jersey and Virginia. We will finalize our impairment calculations in the third quarter of fiscal 2008 in connection with our annual goodwill impairment test as of April 30, 2008.
Goodwill impairment charges are reported in Corporate and unallocated and are not allocated to our homebuilding segments. Goodwill balances by reportable segment as of September 30, 2007 and March 31, 2008 were as follows:

	September 30,	Goodwill	March 31,
(in thousands)	2007	Impairment	2008
West	$29,034	$(29,034)	$—
Mid-Atlantic	23,286	(19,071)	4,215
Southeast	5,044	—	5,044
Other Homebuilding	11,249	—	11,249

Total	$68,613	$(48,105)	$20,508

Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, our interpretation of current economic indicators and market valuations and our strategic plans with regard to our operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of one or more reporting units to be more or less than their respective carrying amounts. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material adverse effect on our financial position and results of operations. Impairment charges related to reporting units which are not currently impaired may occur in the future if further market deterioration occurs resulting in a revised analysis of fair value.

(2) Supplemental Cash Flow Information
During the six months ended March 31, we paid interest of $87.3 million in 2008 and $74.4 million in 2007. In addition, we paid income taxes of $0.8 million in 2008 and $14.7 million in 2007. We also had the following non-cash activity (in thousands):

	Six Months Ended March 31,
	2008	2007
Supplemental disclosure of non-cash activity:
(Decrease) Increase in consolidated inventory not owned	$(39,580)	$4,926
Land acquired through issuance of notes payable	32,219	35,513
Issuance of stock under deferred bonus stock plans	94	98
(3) Inventory

	March 31,	September 30,
(in thousands)	2008	2007
Homes under construction	$669,332	$787,102
Development projects in progress	1,115,854	1,546,389
Unimproved land held for future development	8,536	11,101
Land Held for Sale	163,325	49,473
Model homes	117,104	143,726

Total Owned Inventory	$2,074,151	$2,537,791

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 439 ($94.9 million) and 862 ($179.4 million) completed homes that were not subject to a sales contract at March 31, 2008 and September 30, 2007, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract.
Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	March 31, 2008			September 30, 2007
	Held for	Land Held for	Total Owned	Held for	Land Held for	Total Owned
	Development	Sale	Inventory	Development	Sale	Inventory
West Segment	$673,338	$34,806	$708,144	$868,675	$35,578	$904,253
Mid-Atlantic Segment	413,862	20,868	434,730	439,712	—	439,712
Florida Segment	128,476	13,442	141,918	203,417	—	203,417
Southeast Segment	247,856	60,047	307,903	373,111	1,407	374,518
Other	278,828	34,162	312,990	407,194	12,488	419,682
Unallocated	168,466	—	168,466	196,209	—	196,209

Total	$1,910,826	$163,325	$2,074,151	$2,488,318	$49,473	$2,537,791

The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded (in thousands):

	Quarter Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Development projects and homes in process (Held for Development)

West	$59,975	$32,486	$125,421	$82,909
Mid-Atlantic	26,877	23,809	49,878	34,979
Florida	9,046	3,341	12,139	37,973
Southeast	10,067	2,198	17,610	4,871
Other	4,225	15,550	5,324	24,490
Unallocated	8,848	4,841	16,737	12,195

Subtotal	$119,038	$82,225	$227,109	$197,417

Land Held for Sale

West	$804	$3,105	$804	$3,105
Mid-Atlantic	9,171	—	9,171	—
Florida	23,035	—	23,035	—
Southeast	980	500	15,453	500
Other	21,663	350	40,630	350

Subtotal	$55,653	$3,955	$89,093	$3,955

Lot Option Abandonments
West	$783	$9,002	$828	$11,758
Mid-Atlantic	4,862	2,410	6,658	4,697
Florida	3,273	3,761	3,748	14,272
Southeast	3,965	2,288	27,390	3,249
Other	286	1,604	1,546	10,264

Subtotal	$13,169	$19,065	$40,170	$44,240

Total	$187,860	$105,245	$356,372	$245,612

The inventory impaired during the three and six months ended March 31, 2008 represented 3,534 and 6,420 lots in 85 and 147 communities with an estimated fair value of $205.5 million and $392.0 million, respectively. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the continued significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. Our West and Mid-Atlantic segments experienced the most significant amount of inventory impairments as compared to our other homebuilding segments due to the fact that the number of owned land and lots in the West and Mid-Atlantic segments comprise approximately 29% and 10%, respectively, of our total land and lots owned as of March 31, 2008 and approximately 35% and 22%, respectively, of the dollar value of our held for development inventory as of March 31, 2008. In addition, our homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was driven in large part by speculative purchases and the availability of mortgage credit during those time periods which are no longer present in the marketplace. The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale.
The impairments recorded in our other segments are primarily as a result of continued price competition brought on by the significant increase in new and resale home inventory during the three and six months ended March 31, 2008 that has resulted in increased sales incentives and home sales price declines as we attempt to increase new orders and generate cash to the Company.
There was a significant increase in impairments related to properties held for sale during the three and six months ended March 31, 2008 as a result of the Company’s decision to reduce its inventory risk in general and to exit markets no longer viewed as strategic.

We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $110.4 million at March 31, 2008. This amount includes non-refundable letters of credit of approximately $17.1 million. The total remaining purchase price, net of cash deposits, committed under all options was $1.2 billion as of March 31, 2008. Only $71.8 million of the total remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.
In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. The total abandonments recorded for the three months and six months ended March 31, 2008 were $13.2 million and $40.2 million representing 12 and 40 communities, respectively, with the Southeast segment representing 68.2% of the six-month abandonments as we made the decision to abandon certain option contracts that no longer fit in our long-term strategic plan.
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
We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at March 31, 2008 and September 30, 2007 reflect consolidated inventory not owned of $194.0 million and $237.4 million, respectively. We consolidated $76.5 million and $92.3 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of March 31, 2008 and September 30, 2007, respectively. In addition, as of March 31, 2008 and September 30, 2007, we recorded $117.5 million and $145.1 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $138.4 million at March 31, 2008 and $177.9 million at September 30, 2007. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.
(4) Investments in Unconsolidated Joint Ventures
As of March 31, 2008 we participated in 19 land development joint ventures in which Beazer Homes had less than a controlling interest. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. Equity in loss of unconsolidated joint ventures was $(40.4) million and $(3.7) million for the three months ended March 31, 2008 and 2007 and $(56.5) million and $(6.1) million for the six months ended March 31, 2008 and 2007, respectively. Equity in loss of unconsolidated joint ventures for three and six months ended March 31, 2008 included the writedown of our investment in certain of our joint ventures, reflecting $31.7 million and $44.6 million, respectively, of impairments of inventory held within those ventures in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. Joint venture impairments totaled $3.1 million for the three and six months ended March 31, 2007. Our joint ventures typically obtain secured acquisition and development financing. The following table presents our investment in and guarantees under our unconsolidated joint ventures, as well as total equity and outstanding borrowings of these joint ventures as of March 31, 2008 and September 30, 2007:

(in thousands)	March 31, 2008	September 30, 2007
Beazer’s investment in joint ventures	$54,834	$109,143
Total equity of joint ventures	374,979	523,597
Total outstanding borrowings of joint ventures	642,808	785,437
Beazer’s portion of loan to maintenance guarantees	6,101	7,717
Beazer’s portion of repayment guarantees	38,993	42,307
The decrease in our investment in these joint ventures from September 30, 2007 to March 31, 2008 relates primarily to $44.6 million of impairments of inventory held within the joint ventures. In connection with the exchange of our interest in these two joint ventures with our joint venture partner, we also acquired that partner’s interest in two separate joint ventures. In connection with the acquisition of one of these joint ventures, we assumed the joint venture’s debt of approximately $22.7 million.
At March 31, 2008 and September 30, 2007, total borrowings outstanding above, include $327.9 million and $450.6 million related to one joint venture in which we are a 2.58% partner. In some instances, Beazer Homes and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At March 31, 2008, these guarantees included, for certain joint ventures, construction completion guarantees, loan to value maintenance agreements, repayment guarantees and environmental indemnities. See Note 9 for further discussion of these guarantees.
During the three months ended March 31, 2008, the lender to one of the Company’s joint ventures, in which the Company has a 2.58% partnership interest, notified the joint venture partners that it believes the joint venture is in default of certain joint venture loan agreements as a result of certain of the Company’s joint venture partners not complying with all aspects of the joint ventures’ loan agreements. The lender has not taken any action against the joint venture or the Company at this time. The joint venture partners are currently in discussions with the lender. The Company’s share of the debt is approximately $9.5 million at March 31, 2008 with a total repayment guarantee of $15.1 million. Our equity interest at March 31, 2008 was $7.9 million in this joint venture.
(5) Interest
The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Capitalized interest in inventory, beginning of period	$86,862	$89,601	$87,560	$78,996
Interest incurred and capitalized	21,883	37,899	50,987	74,708
Capitalized interest impaired	(5,641)	(2,965)	(10,593)	(5,826)
Capitalized interest amortized to house construction and land sales expenses	(24,439)	(31,296)	(49,289)	(54,639)

Capitalized interest in inventory, end of period	$78,665	$93,239	$78,665	$93,239

(6) Earnings Per Share and Stockholders’ Equity
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Loss from continuing operations	$(228,723)	$(58,071)	$(366,384)	$(139,459)
(Loss) income from discontinued operations, net of tax	(1,170)	880	(1,745)	2,365

Net loss	$(229,893)	$(57,191)	$(368,129)	$(137,094)

Weighted average number of shares:
Basic	38,548	38,427	38,548	38,353
Diluted	38,548	38,427	38,548	38,353

Earnings (loss) per share:
Basic loss per share from continuing operations	$(5.93)	$(1.51)	$(9.50)	$(3.64)
Basic (loss) earnings per share from discontinued operations	$(0.03)	$0.02	$(0.05)	$0.06
Basic loss per share	$(5.96)	$(1.49)	$(9.55)	$(3.57)

Diluted loss per share from continuing operations	$(5.93)	$(1.51)	$(9.50)	$(3.64)
Diluted (loss) earnings per share from discontinued operations	$(0.03)	$0.02	$(0.05)	$0.06
Diluted loss per share	$(5.96)	$(1.49)	$(9.55)	$(3.57)
In computing diluted loss per share for the three and six months ended March 31, 2008 and 2007, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect.
(7) Borrowings
At March 31, 2008 and September 30, 2007 we had the following borrowings (in thousands):

		March 31,	September 30,
	Maturity Date	2008	2007
Revolving Credit Facility	August 2009	$—	$—
8 5/8% Senior Notes*	May 2011	180,000	180,000
8 3/8% Senior Notes*	April 2012	340,000	340,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	50,507	118,073
Model home financing obligations	Various Dates	96,422	114,116
Unamortized debt discounts		(2,799)	(3,033)

Total		$1,772,223	$1,857,249

*	Collectively, the “Senior Notes”
Warehouse Line —Effective February 7, 2007, Beazer Mortgage amended its 364-day credit agreement (the “Warehouse Line”) to extend its maturity date to February 8, 2008 and modify the maximum available borrowing capacity to $100 million, subject to compliance with the mortgage loan eligibility requirements as defined in the Warehouse Line. The Warehouse Line was secured by certain mortgage loan sales and related property. The Warehouse Line was entered into with a number of banks to fund the origination of residential mortgage loans. The maximum available borrowing capacity was subsequently reduced through amendments down to $17 million as of September 30, 2007. We had no borrowings outstanding under the Warehouse Line as of September 30, 2007. The Warehouse Line was not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility. Effective November 14, 2007, we terminated the Warehouse Line, at which time there were no outstanding borrowings.

Revolving Credit Facility — In July 2007, we replaced our former credit facility with a new $500 million, four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks, which matures in 2011. The former credit facility included a $1 billion four-year revolving credit facility which would have matured in August 2009. The Revolving Credit Facility has a $350 million sublimit for the issuance of standby letters of credit. We have the option to elect two types of loans under the Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Revolving Credit Facility). The Revolving Credit Facility contains various operating and financial covenants. Substantially all of our significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 12).
We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility at March 31, 2008 or September 30, 2007; however, we had $68.0 million and $133.3 million of letters of credit outstanding under the Revolving Credit Facility at March 31, 2008 and September 30, 2007, respectively.
On October 10, 2007, we entered into a waiver and amendment of our Revolving Credit Facility, waiving events of default through May 15, 2008 under the facility arising from our failure to file or deliver reports or other information we would be required to file with the SEC and our decision to restate our financial statements. Under this and the October 26, 2007 amendments, any obligations under the Revolving Credit Facility will be secured by certain assets and our ability to borrow under this facility is subject to satisfaction of a secured borrowing base. We are permitted to grow the borrowing base by adding additional cash and/or real estate as collateral securing the Revolving Credit Facility. In addition, we obtained additional flexibility with respect to our financial covenants in the Revolving Credit Facility. At March 31, 2008, we had available borrowings of $18.9 million under the Revolving Credit Facility. On May 9, 2008, we secured additional assets under the facility which increased our borrowing capacity to approximately $55.0 million.
On May 13, 2008, we obtained a limited waiver which relaxed, through June 30, 2008, our minimum consolidated tangible net worth and maximum leverage ratio requirements under our Revolving Credit Facility. During the term of the waiver, the minimum consolidated tangible net worth shall not be less than $700 million and the leverage ratio shall not exceed 2.50 to 1.00. We are currently negotiating an amended covenant package with our bank group and expect to enter into an amendment prior to finalizing our financial statements for the fiscal quarter ending June 30, 2008.
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
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At March 31, 2008, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.
In March 2007, we voluntarily repurchased $10.0 million of our outstanding 8 5/8% Senior Notes and $10.0 million of our outstanding 8 3/8% Senior Notes on the open market. The aggregate purchase price was $20.6 million, or an average of 102.8% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $562,500 pretax loss during the second quarter of fiscal 2007. On March 28, 2007, we repurchased an additional $10.0 million of our outstanding 8 5/8% Senior Notes which were cash settled on April 2, 2007 at a purchase price of $9.85 million, or an average of 98.5% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $150,000 pre-tax gain during the third quarter of fiscal 2007. Gains/losses from notes repurchased are included in other (expense) income, net in the accompanying unaudited condensed consolidated statements of operations. Senior Notes purchased by the Company were cancelled.
On October 26, 2007, we obtained consents from holders of our Senior Notes to approve amendments of the indentures under which the Senior Notes were issued. These amendments restrict our ability to secure additional debt in excess of $700 million until certain conditions are met and enable us to invest up to $50 million in joint ventures. The consents also provided us with a waiver of any and all defaults under the Senior Notes that may have occurred or may occur on or prior to May 15, 2008 relating to filing or delivering annual and quarterly financial statements. Fees and expenses related to obtaining these consents totaled approximately $21 million. The recording of such fees and expenses has been deferred and will be amortized as an adjustment to interest expense in accordance with EITF 96-19 — “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

Junior Subordinated Notes — On June 15, 2006, we completed a private placement of $103.1 million of unsecured junior subordinated notes which mature on July 30, 2036 and are redeemable at par on or after July 30, 2011 and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly. These notes were issued to Beazer Capital Trust I, which simultaneously issued, in a private transaction, trust preferred securities and common securities with an aggregate value of $103.1 million to fund its purchase of these notes. The transaction is treated as debt in accordance with GAAP. The obligations relating to these notes and the related securities are subordinated to the Revolving Credit Facility and the Senior Notes.
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
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of March 31, 2008 and September 30, 2007, we had outstanding notes payable of $50.5 million and $118.1 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 5.4% to 8.0% at March 31, 2008. These notes are secured by the real estate to which they relate. During the first six months of fiscal 2008, we repaid $99.8 million of these secured notes payable. In connection with the exchange of our interest in two joint ventures to our joint venture partner, we also acquired that partner’s interest in two separate joint ventures. In connection with the acquisition of one of these ventures, we assumed the joint venture’s debt of approximately $22.7 million which is included in other secured notes payable as of March 31, 2008.
Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $96.4 million and $114.1 million of debt as of March 31, 2008 and September 30, 2007, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 7.61% as of March 31, 2008, and expire at various times through 2015.
Other than the addition of the model home financing obligations discussed above, there were no material changes to the future maturities of our borrowings.
(8) Income Taxes
On October 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position, if a tax return position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of the adoption of FIN 48 was recorded as a $10.1 million reduction to retained earnings as of October 1, 2007. The total amount of gross unrecognized tax benefits as of October 1, 2007 was $72.5 million (which excludes interest, penalties, and the tax benefit relating to the deductibility of interest and state income tax). The adoption of FIN 48 also increased our gross deferred tax assets by approximately $65 million. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $26.5 million, as of October 1, 2007.
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the income tax provision, consistent with the Company’s historical accounting policy. After the adoption of FIN 48, the total amount of gross accrued interest and penalties was $19.3 million. The Company recorded an additional $0.9 million and $1.0 million of gross interest and penalties during the three and six months ended March 31, 2008, respectively, in accordance with FIN 48, resulting in a $21.2 million accrued balance at March 31, 2008. The Company’s liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of other liabilities.
Primarily as a result of recording significant inventory impairment charges during fiscal 2007 and in the six months ended March 31, 2008, the balance of our deferred tax assets increased substantially. The net deferred tax asset of $391.0 million as of March 31, 2008 assumes that the value of these assets will be realized. In assessing the recoverability of deferred tax assets, we analyze all evidence, both positive and negative. As of March 31, 2008, the positive evidence we considered included (1) the cyclical nature of the homebuilding industry; (2) our long history of profitability; (3) the determination that we are not in a cumulative loss position; (4) our experience that no NOLs have expired unutilized; (5) our ability to carryback NOLs; and (6) the steps we are taking to improve our future profitability. As of March 31, 2008, we considered the negative evidence including (1) our first quarter fiscal 2008 loss and the expectation of losses in the remainder of fiscal 2008 and (2) the uncertainty as to the timing of when the homebuilding industry will rebound. After consideration of this evidence, we believe that as of March 31, 2008, it is more likely than not that our net deferred tax assets are recoverable. If market conditions within the homebuilding industry do not improve or continue to worsen and/or our assessment of the positive and negative evidence changes, it may affect our ability to fully realize the value of these assets, which may require a valuation adjustment and additional income tax expense in our consolidated statements of operations, and such expense could be material.
Our income tax receivable was $158.2 million and $64.0 million as of March 31, 2008 and September 30, 2007, respectively. This receivable relates primarily to the carryback of losses in fiscal 2007 and the six months ended March 31, 2008 to open tax years in which we previously paid significant income taxes.
(9) Contingencies
Beazer Homes and certain of its subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to moisture intrusion.
Warranty Reserves — We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty (generally ranging from a minimum of five years up to the period covered by the applicable statute of repose) covering only certain defined construction defects. We also provide a defined structural element warranty with single-family homes and townhomes in certain states.
Since we subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, many claims relating to workmanship and materials are the primary responsibility of the subcontractors.

Our warranty reserves at March 31, 2008 and 2007 include accruals for Trinity Homes LLC (“Trinity”) moisture intrusion issues discussed more fully below. Warranty reserves are included in other liabilities and the provision for warranty accruals is included in home construction and land sales expenses in the unaudited condensed consolidated financial statements. We record reserves covering anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. While we believe that our warranty reserves are adequate, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve. Our warranty reserves, which include amounts related to the Trinity moisture intrusion issues discussed below, are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Balance at beginning of period	$48,956	$93,840	$57,053	$99,030
Provisions (1)	4,824	4,461	6,232	10,658
Payments	(6,677)	(10,834)	(16,182)	(22,221)

Balance at end of period	$47,103	$87,467	$47,103	$87,467

(1)	Upon review of the adequacy of the warranty reserves, it was determined that the warranty reserve as of March 31, 2008 and 2007, respectively, contained reserves in excess of anticipated claims related to the Trinity moisture intrusion issues. As a result, the provision for warranty reserves for the three and six months ended March 31, 2007 was reduced by $6.0 million and the provision for warranty reserves for the three and six months ended March 31, 2008 was reduced by $0.4 million and $1.0 million, respectively.
Trinity Claims — Beazer Homes and certain of our subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to moisture intrusion. We have experienced a significant number of such claims in our Midwest region and particularly with respect to homes built by Trinity, a subsidiary which was acquired in the Crossmann acquisition in 2002.
As of March 31, 2008, there were four pending lawsuits related to such complaints received by Trinity. All suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate. Additionally, a class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC. The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004.
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
Under the settlement, subject to Trinity’s timely performance of the specified assessments and remediation activities for homeowners who file claims, each homeowner releases Trinity, Beazer Homes Investment, LLC and other affiliated companies, including Beazer Homes, from the claims asserted in the class action lawsuit, claims arising out of external moisture intrusion, claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others. No appeals of the court’s order approving the settlement were received by the court within the timeframe established by the court. The Company sent out the claims notices on December 17, 2004, and the class members had until February 15, 2005 to file claims. A total of 1,310 valid claims were filed (of the 2,161 total class members), of which 613 complaints had been received prior to our receipt of the claim notices. Class members who did not file a claim by February 15, 2005 are no longer able to file a class action claim under the settlement or pursue an individual claim against Trinity. As of March 31, 2008, we have completed remediation of 1,703 homes related to 1,838 total Trinity claims.
Our warranty reserves at March 31, 2008 and September 30, 2007 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion. Warranty reserves also include accruals for class action claims received, pursuant to the settlement discussed above, from class members who had not previously contacted Trinity with complaints.
The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred. Homes for which we receive complaints are classified into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.

As of March 31, 2008 and September 30, 2007, we accrued for our estimated cost to remediate homes that we had assessed and assigned to one of the above categories, as well as our estimated cost to remediate those homes for which an assessment had not yet been performed. For purposes of our accrual, we have historically assigned homes not yet assessed to categories based on our expectations about the extent of damage and trends observed from the results of assessments performed to date. In addition, our cost estimation process considers the subdivision of the claimant along with the categorization discussed above. Once a home is categorized, detailed budgets are used as the basis to prepare our estimated costs to remediate such home.
During fiscal 2004, we initiated a program under which we offered to repurchase a limited number of homes from specific homeowners. The program was concluded during the first quarter of fiscal 2005. We have repurchased a total of 54 homes under the program. During the six months ended March 31, 2008, the Company sold one of the repurchased homes, bringing the total homes sold to date to 38. The remaining 15 homes were acquired for an aggregate purchase price of $4.8 million and are included in owned inventory.
The following accruals at March 31, 2008 represent our best estimates of the costs to resolve all asserted complaints associated with Trinity moisture intrusion issues. We regularly review our estimate of these costs. Since the commencement of the remediation program, our remediation cost per home has continued to decrease as homes requiring more extensive repairs were addressed first and our internal processes and procedures, including enhanced contractor bid negotiations and inspections, improved as experience gained in addressing these issues has yielded meaningful benefits on a per home basis. Changes in the accrual for Trinity moisture intrusion issues during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Balance at beginning of period	$8,461	$45,711	$12,116	$47,704
Provisions (Reductions)	(358)	(6,000)	(970)	(6,000)
Payments	(2,194)	(2,736)	(5,237)	(4,729)

Balance at end of period	$5,909	$36,975	$5,909	$36,975

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
Loan to Value Maintenance Agreements
We and our joint venture partners generally provide credit enhancements to acquisition, development and construction borrowings in the form of loan to value maintenance agreements, which can limit the amount of additional funding provided by the lenders (although not generally requiring repayment of the borrowings) to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the borrowings. During the six months ended March 31, 2008 and 2007, we were not required to make any payments on the loan to value maintenance guarantees. At March 31, 2008, we had total loan to value maintenance guarantees of $6.1 million related to our unconsolidated joint venture borrowings.
Repayment Guarantees
We and our joint venture partners have repayment guarantees related to certain joint venture’s borrowings. These repayment guarantees require the repayment of all or a portion of the debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowing or files for bankruptcy. During the six months ended March 31, 2008, we were not required to make payments related to any portion of the repayment guarantees. At March 31, 2008, we had repayment guarantees of $39.0 million related to the borrowings on these applicable unconsolidated joint ventures, some of which are only triggered upon bankruptcy of the joint venture.

Environmental Indemnities
Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the quarters ended March 31, 2008 and 2007, we were not required to make any payments related to environmental indemnities.
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
Other Contingencies - We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions, most relating to construction defects, moisture intrusion and related mold claims and product liability. Certain of the liabilities resulting from these actions are covered in whole or part by insurance. In our opinion, based on our current assessment, the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows. We have accrued $17.6 million in other liabilities related to these matters as of both March 31, 2008 and September 30, 2007.
Other Matters
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of March 31, 2008, no monetary penalties had been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.
In 2006, we received two Administrative Orders issued by the New Jersey Department of Environmental Protection. The Orders allege certain violations of a wetlands disturbance permits. The two Orders assess proposed fines of $630,000 and $678,000, respectively. We have met with the Department to discuss their concerns on the two affected projects and have requested hearings on both matters. We believe that we have significant defenses to the alleged violations and intend to contest the agency’s findings and the proposed fines. We are currently pursuing settlement discussions with the Department. A hearing before the judge has been postponed pending settlement discussions.
We had performance bonds and outstanding letters of credit of approximately $470.8 million and $66.3 million, respectively, at March 31, 2008 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $19.5 million relating to our land option contracts discussed in Note 3. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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
Investigations
United States Attorney, State and Federal Agency Investigations. Beazer Homes and its subsidiary, Beazer Mortgage Corporation, are under criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina and other state and federal agencies concerning the matters that were the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors (the “Investigation”) as more fully described Notes 14 and 17 to the consolidated financial statements included in Item 8 of our 2007 Form 10-K. The Company is fully cooperating with these investigations.
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
Independent Investigation. The Audit Committee of the Beazer Homes Board of Directors has completed an independent investigation (the “Investigation”) of Beazer Homes’ mortgage origination business, including, among other things, investigating certain evidence that the Company’s subsidiary, Beazer Mortgage Corporation, violated U.S. Department of Housing and Urban Development (“HUD”) regulations and may have violated certain other laws and regulations in connection with certain of its mortgage origination activities. The results of the Investigation are fully described in Notes 14 and 17 to the consolidated financial statements included in Item 8 of our 2007 Form 10-K.
Mortgage Origination Issues
The Investigation found evidence that employees of the Company’s Beazer Mortgage Corporation subsidiary may have violated certain federal and/or state regulations, including U.S. Department of Housing and Urban Development (“HUD”) regulations. Areas of concern uncovered by the Investigation include: down payment assistance programs; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentations and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate.
We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. See Notes 14 and 17 to the consolidated financial statements included in Item 8 of our 2007 Form 10-K for additional discussion of this matter. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of March 31, 2008.
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
Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. Beazer Homes’ subsidiaries, Beazer Homes Corp. and Beazer Mortgage Corporation, were named as defendants in a putative class action lawsuit filed on March 23, 2007 in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division. The complaint was filed as a putative class action. The purported class is defined as North Carolina residents who purchased homes in subdivisions in North Carolina containing homes constructed by the defendants where the foreclosure rate is allegedly significantly higher than the state-wide average. The complaint alleged that the defendants utilized unfair trade practices to allow low-income purchasers to qualify for loans they allegedly could not afford, resulting in foreclosures that allegedly diminished plaintiffs’ property values. Plaintiffs sought an unspecified amount of compensatory damages and also requested that any damage award be trebled. On April 25, 2008, the District Court dismissed all causes of action with prejudice. If Plaintiffs appeal the judgment of the District Court, the defendants will continue to vigorously defend this action.
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

An additional putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. Plaintiff also asserts that Beazer was unjustly enriched by these alleged actions. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, various forms of equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants have not yet filed a responsive pleading or motion, but we intend to vigorously defend this action.
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
Beazer Homes’ subsidiaries, Beazer Homes Holdings Corp. and Beazer Mortgage Corporation, were named as defendants in a putative class action lawsuit filed on March 12, 2008 in the Superior Court of the State of California, County of Placer. The purported class is defined as all residential mortgage borrowers, who within four years of the filing of the complaint, purchased homes from Beazer with the assistance of a federally related mortgage loan in which Beazer accepted a fee or something of value from an affiliated or recommended title insurance company. The complaint alleges that the defendants violated the Real Estate Settlement Procedures Act (“RESPA”) and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. The defendants have not yet been served in this action. We will vigorously defend against the action.
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
(10) Stock Repurchase Program
On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. We did not repurchase any shares in the open market during the three or six months ended March 31, 2008 and 2007. At March 31, 2008, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan. We have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and is unlikely in the foreseeable future.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenue
West	$115,497	$268,056	$233,385	$565,962
Mid-Atlantic	84,466	104,070	176,486	195,336
Florida	39,126	106,409	94,454	197,654
Southeast	71,314	183,626	168,809	339,238
Other homebuilding	94,257	159,556	230,878	317,711
Financial Services	757	1,887	2,059	3,691

Consolidated total	$405,417	$823,604	$906,071	$1,619,592

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Operating (loss) income (a)
West	$(56,638)	$(33,862)	$(116,843)	$(60,188)
Mid-Atlantic	(34,538)	(15,825)	(55,085)	(25,353)
Florida	(33,386)	8,307	(34,029)	(22,394)
Southeast	(20,216)	11,394	(63,471)	19,705
Other homebuilding	(37,317)	(18,961)	(57,557)	(37,849)
Financial Services	190	1,029	810	1,956

Segment operating loss	(181,905)	(47,918)	(326,175)	(124,123)

Corporate and unallocated (b)	(108,310)	(44,599)	(162,354)	(98,156)

Total operating loss	(290,215)	(92,517)	(488,529)	(222,279)

Equity in loss of unconsolidated joint ventures	(40,361)	(3,713)	(56,501)	(6,073)
Other (expense) income, net	(4,569)	3,115	(7,418)	5,206

Loss before income taxes	$(335,145)	$(93,115)	$(552,448)	$(223,146)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Depreciation and amortization
West	$1,752	$2,617	$3,073	$5,327
Mid-Atlantic	832	864	1,660	1,697
Florida	365	506	894	893
Southeast	745	1,105	1,665	2,003
Other homebuilding	1,721	1,496	3,207	2,959
Financial Services	7	17	14	35

Segment total	5,422	6,605	10,513	12,914

Corporate and unallocated (b)	804	1,014	1,692	2,151

Consolidated total	$6,226	$7,619	$12,205	$15,065

	March 31,	September 30,
	2008	2007
Assets (c)
West	$754,561	$940,161
Mid-Atlantic	519,299	546,182
Florida	155,352	242,733
Southeast	335,152	403,472
Other homebuilding	349,036	469,520
Financial Services	35,195	36,035
Corporate and unallocated (d)	1,218,114	1,279,017
Discontinued operations	316	12,901

Consolidated total	$3,367,025	$3,930,021

(a)	Operating loss includes charges related to the abandonment of lot option agreements totaling $13.2 million and $19.1 million for the three months ended March 31, 2008 and 2007 and $40.2 million and $44.2 million for the six months ended March 31, 2008 and 2007, respectively. Operating loss also includes inventory impairment charges in the amounts of $174.7 million and $86.2 million for the three months ended March 31, 2008 and 2007 and $316.2 million and $201.4 million for the six months ended March 31, 2008 and 2007, respectively, which have been recorded in the segments to which the inventory relates (see Note 3).

(b)	Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. In addition, for the three and six months ended March 31, 2008, corporate and unallocated also includes $7.5 million and $14.3 million, respectively, of investigation and related restatement expenses.

(c)	Segment assets as of both March 31, 2008 and September 30, 2007 include goodwill assigned from prior acquisitions. See Note 1 for goodwill by segment as of March 31, 2008 and September 30. 2007.

(d)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other corporate items that are not allocated to the segments.
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

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
March 31, 2008
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp	Subsidiaries	Adjustments	USA, Inc.
ASSETS
Cash and cash equivalents	$285,334	$—	$123	$2,166	$(13,953)	$273,670
Restricted cash	—	3,592	—	—	—	3,592
Accounts receivable	—	62,088	20	—	—	62,108
Income tax receivable	158,150	—	—	—	—	158,150
Owned inventory	—	2,074,151	—	—	—	2,074,151
Consolidated inventory not owned	—	194,024	—	—	—	194,024
Residential mortgage loans available-for-sale	—	—	93	—	—	93
Investments in unconsolidated joint ventures	3,093	51,741	—	—	—	54,834
Deferred tax assets	391,458	—	—	—	—	391,458
Property, plant and equipment, net	—	56,330	10	2	—	56,342
Goodwill	—	20,508	—	—	—	20,508
Investments in subsidiaries	975,237	—	—	—	(975,237)	—
Intercompany	954,944	(1,025,115)	57,874	7,239	5,058	—
Other assets	37,799	34,293	70	5,933	—	78,095

Total assets	$2,806,015	$1,471,612	$58,190	$15,340	$(984,132)	$3,367,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	—	85,047	—	—	—	85,047
Other liabilities	136,545	278,992	1,218	7,515	(3,282)	420,988
Intercompany	(2,662)	—	—	2,662	—	—
Obligations related to consolidated inventory not owned	—	138,351	—	—	—	138,351
Senior notes (net of discounts of $2,799)	1,522,201	—	—	—	—	1,522,201
Junior subordinated notes	103,093	—	—	—	—	103,093
Other notes payable	—	50,507	—	—	—	50,507
Model home financing obligations	96,422	—	—	—	—	96,422

Total liabilities	1,855,599	552,897	1,218	10,177	(3,282)	2,416,609

Stockholders’ equity	950,416	918,715	56,972	5,163	(980,850)	950,416

Total liabilities and stockholders’ equity	$2,806,015	$1,471,612	$58,190	$15,340	$(984,132)	$3,367,025

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
September 30, 2007
(in thousands)

						Consolidated
	Beazer			Other		Beazer
	Homes	Guarantor	Beazer	Non-Guarantor	Consolidating	Homes
	USA, Inc.	Subsidiaries	Mortgage Corp.	Subsidiaries	Adjustments	USA, Inc.
ASSETS
Cash and cash equivalents	$447,296	—	$9,700	$1,559	$(4,218)	$454,337
Restricted cash	—	5,171	—	—	—	5,171
Accounts receivable	—	44,449	1,038	14	—	45,501
Income tax receivable	63,981	—	—	—	—	63,981
Owned inventory	—	2,537,791	—	—	—	2,537,791
Consolidated inventory not owned	—	237,382	—	—	—	237,382
Residential mortgage loans available-for-sale	—	—	781	—	—	781
Investments in unconsolidated joint ventures	3,093	106,050	—	—	—	109,143
Deferred tax assets	232,537	—	412	—	—	232,949
Property, plant and equipment, net	—	70,979	701	2	—	71,682
Goodwill	—	68,613	—	—	—	68,613
Investments in subsidiaries	1,397,158	—	—	—	(1,397,158)	—
Intercompany	956,941	(1,039,576)	50,774	6,729	25,132	—
Other assets	19,650	75,812	269	6,959	—	102,690

Total Assets	$3,120,656	$2,106,671	$63,675	$15,263	$(1,376,244)	$3,930,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$118,030	$—	$—	$—	$118,030
Other liabilities	60,419	372,050	4,958	7,657	8,005	453,089
Intercompany	(2,661)	—	—	2,661	—	—
Obligations related to consolidated inventory not owned	—	177,931	—	—	—	177,931
Senior Notes (net of discounts of $3,033)	1,521,967	—	—	—	—	1,521,967
Junior subordinated notes	103,093	—	—	—	—	103,093
Other secured notes payable	—	118,073	—	—	—	118,073
Model home financing obligations	114,116	—	—	—	—	114,116

Total Liabilities	1,796,934	786,084	4,958	10,318	8,005	2,606,299

Stockholders’ Equity	1,323,722	1,320,587	58,717	4,945	(1,384,249)	1,323,722

Total Liabilities and Stockholders’ Equity	$3,120,656	$2,106,671	$63,675	$15,263	$(1,376,244)	$3,930,021

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Operations Information
Three Months Ended March 31, 2008
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp.	Subsidiaries	Adjustments	USA, Inc.
Total revenue	$—	$405,269	$—	$148	$—	$405,417
Home construction and land sales expenses	21,883	349,344	—	—	8,197	379,424
Inventory impairments and option contract abandonments	—	187,860	—	—	—	187,860

Gross (loss) profit	(21,883)	(131,935)	—	148	(8,197)	(161,867)

Selling, general and administrative expenses	—	73,986	—	31	—	74,017

Depreciation and amortization	—	6,226	—	—	—	6,226
Goodwill impairment	—	48,105	—	—	—	48,105

Operating (loss) income	(21,883)	(260,252)	—	117	(8,197)	(290,215)
Equity in (loss) of unconsolidated joint ventures	—	(40,361)	—	—	—	(40,361)
Other income, net	—	(4,597)	—	28	—	(4,569)

(Loss) income before income taxes	(21,883)	(305,210)	—	145	(8,197)	(335,145)
(Benefit from) provision for income taxes	(8,010)	(95,442)	—	53	(3,023)	(106,422)
Equity in income of subsidiaries	(216,020)	—	—	—	216,020	—

Net (loss) income from continuing operations	(229,893)	(209,768)	—	92	210,846	(228,723)
Net (loss) from discontinued operations	—	—	(1,170)	—	—	(1,170)

Net (loss)	$(229,893)	$(209,768)	$(1,170)	$92	$210,846	$(229,893)

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Operations Information
Six Months Ended March 31, 2008
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	Adjustments	USA, Inc.
Total revenue	$—	$905,719	$—	$352	$—	$906,071

Home construction and land sales expenses	50,987	755,858	—	—	8,895	815,740
Inventory impairments and option contract abandonments	—	356,372	—	—	—	356,372

Gross (loss) profit	(50,987)	(206,511)	—	352	(8,895)	(266,041)

Selling, general and administrative expenses	—	162,100	—	79	—	162,179
Depreciation and amortization	—	12,204	—	—	—	12,204
Goodwill impairment	—	48,105	—	—	—	48,105

Operating (loss) income	(50,987)	(428,920)	—	273	(8,895)	(488,529)
Equity in (loss) of unconsolidated joint ventures	—	(56,501)	—	—	—	(56,501)
Other income, net	—	(7,490)	—	72	—	(7,418)

(Loss) income before income taxes	(50,987)	(492,911)	—	345	(8,895)	(552,448)
(Benefit from) provision for income taxes	(18,810)	(164,099)	—	127	(3,282)	(186,064)
Equity in income of subsidiaries	(335,952)	—	—	—	335,952	—

Net (loss) income from continuing operations	(368,129)	(328,812)	—	218	330,339	(366,384)
Net (loss) from discontinued operations	—	—	(1,745)	—	—	(1,745)

Net (loss)	$(368,129)	$(328,812)	$(1,745)	$218	$330,339	$(368,129)

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Operations Information
Three Months Ended March 31, 2007
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp.	Subsidiaries	Adjustments	USA, Inc.
Total revenue	$—	$823,143	$—	$461	$—	$823,604

Home construction and land sales expenses	37,899	675,357	—	—	(6,603)	706,653
Inventory impairments and option contract abandonments	—	105,245	—	—	—	105,245

Gross (loss) profit	(37,899)	42,541	—	461	6,603	11,706

Selling, general and administrative expenses	—	96,390	—	214	—	96,604
Depreciation and amortization	—	7,619	—	—	—	7,619

Operating (loss) income	(37,899)	(61,468)	—	247	6,603	(92,517)
Equity in (loss) of unconsolidated joint ventures	—	(3,713)	—	—	—	(3,713)
Other income, net	—	3,070	—	45	—	3,115

(Loss) income before income taxes	(37,899)	(62,111)	—	292	6,603	(93,115)
(Benefit from) provision for income taxes	(14,248)	(23,396)	—	110	2,490	(35,044)
Equity in income of subsidiaries	(33,540)	—	—	—	33,540	—

Net (loss) income from continuing operations	(57,191)	(38,715)	—	182	37,653	(58,071)
Net income from discontinued operations	—	—	880	—	—	880

Net (loss) income	$(57,191)	$(38,715)	$880	$182	$37,653	$(57,191)

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Operations Information
Six Months Ended March 31, 2007
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp.	Subsidiaries	Adjustments	USA, Inc.
Total revenue	$—	$1,618,704	$—	$888	$—	$1,619,592

Home construction and land sales expenses	74,708	1,320,559	—	—	(20,069)	1,375,198
Inventory impairments and option contract abandonments	—	245,612	—	—	—	245,612

Gross (loss) profit	(74,708)	52,533	—	888	20,069	(1,218)

Selling, general and administrative expenses	—	205,574	—	422	—	205,996
Depreciation and amortization	—	15,065	—	—	—	15,065

Operating (loss) income	(74,708)	(168,106)	—	466	20,069	(222,279)
Equity in (loss) of unconsolidated joint ventures	—	(6,073)	—	—	—	(6,073)
Other income, net	—	5,121	—	85	—	5,206

(Loss) income before income taxes	(74,708)	(169,058)	—	551	20,069	(223,146)
(Benefit from) provision for income taxes	(28,018)	(63,403)	—	207	7,527	(83,687)
Equity in income of subsidiaries	(90,404)	—	—	—	90,404	—

Net (loss) income from continuing operations	(137,094)	(105,655)	—	344	102,946	(139,459)
Net income from discontinued operations	—	—	2,365	—	—	2,365

Net (loss) income	$(137,094)	$(105,655)	$2,365	$344	$102,946	$(137,094)

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2008
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp.	Subsidiaries	Adjustments	USA, Inc.
Net cash (used in)/provided by operating activities	$(141,179)	$115,421	$(3,004)	$1,116	$—	$(27,646)

Cash flows from investing activities:
Capital expenditures	—	(6,448)	527	—	—	(5,921)
Investments in unconsolidated joint ventures	—	(9,665)	—	—	—	(9,665)
Changes in restricted cash	—	1,579	—	—	—	1,579

Net cash used in investing activities	—	(14,534)	527	—	—	(14,007)

Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	—	—	—	—	—	—
Repayment of credit facilities and warehouse line	—	—	—	—	—	—
Repayment of other secured notes payable	—	(99,785)	—	—	—	(99,785)
Repurchase of senior notes	—	—	—	—	—	—
Borrowings under model home financing obligations	—	—	—	—	—	—
Repayment of model home financing obligations	(17,694)	—	—	—	—	(17,694)
Debt issuance costs	(21,135)	—	—	—	—	(21,135)
Proceeds from stock option exercises	—	—	—	—	—	—
Common stock redeemed	(12)	—	—	—	—	(12)
Treasury stock purchases	—	—	—	—	—	—
Tax benefit from stock transactions	(388)		—	—	—	(388)
Dividends paid	—	—	—	—	—	—
Advances to/from subsidiaries	18,446	(1,102)	(7,100)	(509)	(9,735)	—

Net cash provided by (used in) financing activities	(20,783)	(100,887)	(7,100)	(509)	(9,735)	(139,014)

(Decrease)/increase in cash and cash equivalents	(161,962)	—	(9,577)	607	(9,735)	(180,667)
Cash and cash equivalents at beginning of period	447,296	—	9,700	1,559	(4,218)	454,337

Cash and cash equivalents at end of period	$285,334	$—	$123	$2,166	$(13,953)	$273,670

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Cash Flows
Six Months Ended March 31, 2007
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp.	Subsidiaries	Adjustments	USA, Inc.
Net cash (used in)/provided by operating activities	$(149,835)	$269,064	$82,452	$(534)		$201,147

Cash flows from investing activities:
Capital expenditures	—	(15,966)	(139)	—		(16,105)
Investments in unconsolidated joint ventures	—	(16,906)	—	—		(16,906)
Changes in restricted cash	—	(768)	—	—		(768)
Distributions from unconsolidated joint ventures	—	1,196	—	—		1,196

Net cash used in investing activities	—	(32,444)	(139)	—		(32,583)

Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	—	—	91,258	—		91,258
Repayment of credit facilities and warehouse line	—	—	(176,789)	—		(176,789)
Repayment of other secured notes payable	—	(6,445)	—	—		(6,445)
Repurchase of senior notes	(20,563)	—	—	—		(20,563)
Borrowings under model home financing obligations	1,444	—	—	—		1,444
Repayment of model home financing obligations	(4,862)	—	—	—		(4,862)
Debt issuance costs	—		(319)			(319)
Proceeds from stock option exercises	4,009	—	—	—		4,009
Common stock redeemed	(140)	—	—	—		(140)
Treasury stock purchases	—	—	—	—		—
Tax benefit from stock transactions	3,219	—	—	—		3,219
Dividends paid	(7,806)	—	—	—		(7,806)
Advances to/from subsidiaries	183,786	(230,175)	1,224	(111)	45,276	—

Net cash provided by (used in) financing activities	159,087	(236,620)	(84,626)	(111)	45,276	(116,994)

(Decrease)/increase in cash and cash equivalents	9,252	—	(2,313)	(645)	45,276	51,570
Cash and cash equivalents at beginning of period	254,915	—	10,664	829	(98,838)	167,570

Cash and cash equivalents at end of period	$264,167	$—	$8,351	$184	$(53,562)	$219,140

(13) Discontinued Operations
On February 1, 2008, the Company determined that it would discontinue its mortgage origination services through Beazer Mortgage Corporation (“BMC”). In February 2008, the Company entered into a new marketing services arrangement with Countrywide Financial Corporation (“Countrywide”), whereby the Company would market Countrywide as the preferred mortgage provider to its customers. In addition, during the three months ended March 31, 2008, the Company wrote off its entire $7.1 million investment in Homebuilders Financial Network LLC (“HFN”). This writeoff is included in equity in loss of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations. HFN was a joint venture investment which was established to provide loan processing services to mortgage originators. The Company assigned its ownership interest to its joint venture partner. The Company’s joint venture interest in HFN was not owned by Beazer Mortgage Corporation and, therefore, the associated write-off is not included in the discontinued operations information presented below.
The Company has classified the results of operations of BMC, previously included in our Financial Services segment, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). As of March 31, 2008, substantially all BMC operating activities have ceased.

The results of the BMC operations classified as discontinued operations in the unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Total revenue	$1,003	$5,729	$3,497	$12,276
Exit and disposal charges of mortgage origination business	(593)	—	(593)	—
(Loss) income from discontinued operations before income taxes	(1,875)	1,411	(2,797)	3,784
(Benefit) provision from income taxes	(705)	531	(1,052)	1,419
Loss from discontinued operations, net of tax	$(1,170)	$880	$(1,745)	$2,365
The loss from discontinued operations for the three and six months ended March 31, 2008, included approximately $0.6 million of charges directly related to the cessation of BMC operating activities. These charges consist of approximately $480,000 for severance and termination benefits and approximately $113,000 for other expenses directly related to the liquidation.
Assets and liabilities from discontinued operations at March 31, 2008 and September 30, 2007, which entirely relates to BMC, consist of the following (in thousands):

	March 31,	September 30,
	2008	2007
ASSETS
Cash and cash equivalents	$123	$9,700
Accounts receivable	20	1,038
Residential mortgage loans available-for-sale	93	781
Other	80	1,382

Assets of discontinued operations	$316	$12,901

LIABILITIES
Trade accounts payable and other liabilities	$1,218	$4,958

Liabilities of discontinued operations	$1,218	$4,958

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook. The homebuilding environment deteriorated during fiscal 2007 as consumer confidence declined, the availability of home mortgage credit tightened significantly and the economy began to slow down. In addition, the supply of new and resale homes in the marketplace remained excessive for the levels of consumer demand. These pressures in the marketplace resulted in the use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels. These factors continued to be present during the second quarter of fiscal 2008 and we believe that the homebuilding market will remain challenging throughout fiscal 2008. In addition, as a result of the various ongoing investigations and litigation discussed herein and the issues relating thereto, we have been the subject of continuing negative publicity. This negative publicity has contributed to significant declines in the prices of our publicly traded securities. We believe this negative publicity has also discouraged and may continue to discourage a number of potential homebuyers from purchasing a home from us and has adversely affected our relationships with certain of our partners, such as land sellers, contractors and suppliers. Continuing negative publicity could continue to have a material adverse effect on our business and the market price of our publicly traded securities.
We have responded to this challenging environment with a disciplined operating approach, responding to what was during the second quarter of fiscal 2008 and what we expect will continue to be a challenging environment for the homebuilding industry. We continue to make reductions in direct costs and overhead expenses and remain committed to aligning our land supply and inventory levels to current expectations for lower home closings, exercising caution with respect to further investment in inventory. We have focused on the generation of cash from our existing inventory supply as the timing of a market recovery in housing is currently uncertain.

We have also undertaken a comprehensive review of each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entailed an evaluation of both external market factors and our position in each market and has resulted in the decision to discontinue homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH and Lexington, KY which was announced on February 1, 2008. We intend to complete an orderly exit from each of these markets and remain committed to our remaining customer care responsibilities. We have committed to complete all homes under construction in these markets and are in the process of marketing the remaining land positions for sale. While the underlying basis for exiting each market was different, in each instance we concluded we could better serve shareholder interests by re-allocating the capital employed in these markets. As of March 31, 2008, these markets represented less than 5% of the Company’s total assets.
On February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender relationship with a national mortgage provider. This exclusive relationship will continue to offer our homebuyers the option of a simplified financing process while enabling us to focus on our core competency of homebuilding. Our decision to exit the mortgage origination business was related to the problems identified by the Audit Committee’s investigation of our mortgage origination practices, the growing complexity and cost of compliance with national, state and local lending rules, and the retrenchment among mortgage capital sources which has had the effect of reducing the profitability of many mortgage brokerage activities. Our mortgage origination business is now reported as a discontinued operation in our unaudited condensed consolidated results of operations for all periods presented.
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
Seasonal and Quarterly Variability. Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, during fiscal 2008, we continued to experience challenging conditions in most of our markets which contributed to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations.

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
West Virginia
Financial Services. We provide title services to our customers in many of our markets. Financial Services operations are a reportable segment.
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
We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. See Notes 14 and 17 to the consolidated financial statements included in Item 8 of our 2007 Form 10-K for additional discussion of this matter. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of March 31, 2008.
Effective February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender arrangement with a national third-party mortgage provider. This exclusive arrangement will continue to offer our homebuyers the option of a simplified financing process while enabling us to focus on our core competency of homebuilding.
Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As is more fully discussed in our Form 10-K for fiscal 2007, management concluded that, as of September 30, 2007, there were material weaknesses in internal control over financial reporting as it relates to our control environment, including: deficiency in the effectiveness of our Code of Business Conduct and Ethics, compliance with laws and regulations, segregation of duties, and management override and collusion; and our accounting policy, procedures and controls related to our accounting for certain estimates involving significant management judgments.

As of March 31, 2008, we do not believe these material weaknesses have been fully remediated, but we are actively engaged in the implementation of remediation efforts to address them. We have appointed a Compliance Officer to implement and oversee our enhanced Compliance Program. We revised, adopted and distributed an amended Code of Business Conduct and Ethics Policy and transferred the administration of our Ethics Hotline from officers of the Company to an independent third party company. We terminated our former Chief Accounting Officer and took appropriate action, including the termination of employment, against other business unit employees who violated our Code of Business Conduct and Ethics. We hired a new, experienced Chief Accounting Officer and reorganized our field operations to concentrate certain accounting, accounts payable, billing, and purchasing functions into Regional Accounting Centers lead by Regional CFOs to minimize the lack of segregation of duties in our prior structure. We are also in the process of designing and/or clarifying and implementing accounting policies related to estimates involving significant management judgments, as well as other financial reporting areas to ensure that we have the appropriate review and approval, defining minimum documentation requirements, establishing objective guidelines to minimize the degree of judgment in the determination of certain accruals, enforcing consistent reporting practices, and enabling effective account reconciliation, trend analyses, and exception reporting capabilities.
Despite these material weaknesses, management believes the unaudited condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates and for the periods presented in conformity with accounting principals generally accepted in the United States of America.
Item 4 — Controls and Procedures describes the additional actions we are taking to remediate these material weaknesses.
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
On October 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position, if a tax return position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of the adoption of FIN 48 was recorded as a $10.1 million reduction to retained earnings as of October 1, 2007. The total amount of gross unrecognized tax benefits as of October 1, 2007 was $72.5 million (which excludes interest, penalties, and the tax benefit relating to the deductibility of interest and state income tax). The adoption of FIN 48 also increased our gross deferred tax assets by approximately $65 million. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $26.5 million, as of October 1, 2007.
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the income tax provision, consistent with the Company’s historical accounting policy. After the adoption of FIN 48, the total amount of gross accrued interest and penalties was $19.3 million. The Company recorded an additional $0.9 million and $1.0 million of gross interest and penalties during the three and six months ended March 31, 2008, respectively, in accordance with FIN 48, resulting in a $21.2 million accrued balance at March 31, 2008. The Company’s liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of other liabilities.
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
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS 159 permits companies to measure certain financial instruments and other items at fair value. SFAS 159 is effective for our fiscal year beginning October 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial condition and results of operations; however, it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51. SFAS 160 requires that a noncontrolling interest (formerly minority interest) in a subsidiary be classified as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be included in the consolidated financial statements. SFAS 160 is effective for our fiscal year beginning October 1, 2009 and its provisions will be applied retrospectively upon adoption. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial condition and results of operations.
In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 110 which expresses the views of the Staff regarding the use of the “simplified” method (the mid-point between the vesting period and contractual life of the option) for “plain vanilla” options in accordance with SFAS 123R. SAB 110 will allow the use of the “simplified” method beyond December 31, 2007 under certain conditions including a company’s inability to rely on historical exercise data. We will consider SAB 110 for future grants.

RESULTS OF OPERATIONS:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2008	2007	2008	2007
Revenues:
Homebuilding (a)	$400,656	$780,178	$892,443	$1,561,695
Land and lot sales	4,004	41,539	11,569	54,206
Financial Services	757	1,887	2,059	3,691

Total	$405,417	$823,604	$906,071	$1,619,592

Gross profit (loss):
Homebuilding (b)	$(159,305)	$11,686	$(267,060)	$(7,106)
Land and lot sales	(3,319)	(1,867)	(1,040)	2,197
Financial Services	757	1,887	2,059	3,691

Total	$(161,867)	$11,706	$(266,041)	$(1,218)

Selling, general and administrative (SG&A) expenses:
Homebuilding	$73,456	$95,763	$160,943	$204,296
Financial Services	561	841	1,236	1,700

Total	$74,017	$96,604	$162,179	$205,996

Depreciation and amortization	$6,226	$7,619	$12,204	$15,065

As a percentage of total revenue:
Gross Margin	-39.9%	1.4%	-29.4%	-0.1%
SG&A — homebuilding	18.1%	11.6%	17.8%	12.6%
SG&A — Financial Services	0.1%	0.1%	0.1%	0.1%

Equity in loss of unconsolidated joint ventures from:
Joint venture activities	$(8,631)	$(637)	$(11,936)	$(2,997)
Impairments	(31,730)	(3,076)	(44,565)	(3,076)

Equity in loss of unconsolidated joint ventures	$(40,361)	$(3,713)	$(56,501)	$(6,073)

Effective tax rate — continuing operations
Total	31.8%	37.6%	33.7%	37.5%

(a)	Homebuilding revenues for the three and six months ended March 31, 2007 include $1.8 million and $29.5 million, respectively, of net revenue previously deferred in accordance with SFAS 66.

(b)	Homebuilding gross loss for the three months and six months ended March 31, 2008 include $174.7 million and $316.2 million, respectively, of inventory impairment charges and $13.2 million and $40.2 million, respectively, of charges related to the abandonment of lot option agreements. Homebuilding gross profit (loss) for the three months and six months ended March 31, 2007 include $86.2 million and $201.4 million, respectively, of inventory impairment charges and $19.1 million and $44.2 million, respectively, of charges related to the abandonment of lot option agreements.
Revenues: Revenues decreased by 50.8% and 49.1% for the three and six months ended March 31, 2008, respectively, compared to the same periods in the prior year as the number of homes closed decreased by 42.9% and 34.0%. Continued reduction in the levels of demand compared to last year resulted in decreased closings throughout most of our markets. Home closings decreased in all of our homebuilding markets.
In addition, we had $4.0 million and $11.6 million of land and lot sales in the three and six months ended March 31, 2008 compared to $41.5 million and $54.2 million in the three and six months ended March 31, 2007, respectively, as we continued to review opportunities to minimize underperforming investments and reallocate funds to investments that will optimize overall returns.

Gross Margin: Gross margin for the three months ended March 31, 2008 was (39.9%) and was significantly impacted by reduced revenues, non-cash, pretax charges of $13.2 million to abandon land option contracts and $174.7 million of recognized inventory impairments. Gross margin for the six months ended March 31, 2008 was also impacted by the aforementioned revenue decrease, inventory impairments of $316.2 million and lot option abandonment charges of $40.2 million. Gross margins for the three months and six months ended March 31, 2007 were 1.4% and (0.1%), respectively and were impacted by inventory impairments of $86.2 million and $201.4 million and lot option abandonment charges of $19.1 million and $44.2 million for the three and six months ended March 31, 2007, respectively.
Selling, General and Administrative Expense: Selling, general and administrative expense (SG&A) totaled $74.0 million and $96.6 million for the three months ended March 31, 2008 and 2007 and $162.2 million and $206.0 million for the six months ended March 31, 2008 and 2007, respectively. The decrease in SG&A expense for the three and six months ended March 31, 2008 compared to the same periods of the prior year related to lower salary expense as a result of the realignment of our overhead structure and lower sales commissions related to decreased revenues, partially offset by $14.3 million in investigation and restatement related expenses. SG&A expense as a percentage of total revenue for the three and six months ended March 31, 2008 increased to 18.3% and 17.9% from 11.7% and 12.7% for the comparable periods in the prior year due to the impact of reduced revenues on fixed overhead expenses.
Goodwill Impairment Charges: As a result of significantly less than expected new orders in our prime selling season, which is our second fiscal quarter, significant pricing pressures and additional incentives provided to homebuyers, our reforecasting of expected future results of operations and increasing inventory impairment charges, we tested all remaining goodwill balances for impairment as of March 31, 2008. We have estimated goodwill impairment charges totaling $48.1 million relating to our reporting units in Arizona, Southern California, New Jersey and Virginia. We will finalize our impairment calculations in the third quarter of fiscal 2008 in connection with our annual goodwill impairment test as of April 30, 2008. The goodwill impairment charges were based on estimates of fair value of the underlying assets of the reporting units. To the extent that there is further deterioration in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding fair value of reporting units which are currently not impaired could change, which could result in future goodwill impairments that have a material adverse effect on our financial position and results of operations.
Joint Venture Impairment Charges: As of March 31, 2008, we participated in 19 land development joint ventures in which we had less than a controlling interest. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. As a result of the deterioration of the housing market thus far in fiscal 2008 during the six months ended March 31, 2008, we wrote down our investment in certain of our joint ventures reflecting $44.6 million of impairments of inventory held within those joint ventures. Joint venture impairments during the three and six months ended March 31, 2007 totaled $3.1 million. If these adverse market conditions continue or worsen, we may have to take further writedowns of our investments in these joint ventures.
SEGMENT ANALYSIS ($ in thousands):
Homebuilding Revenue and Average Selling Price. The tables below summarize homebuilding revenue and the average selling prices of our homes by reportable segment ($ in thousands) for the three and six months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	Homebuilding Revenues			Average Selling Price
	2008	2007	Change	2008	2007	Change
West	$115,497	$235,305	-50.9%	$285.2	$349.9	-18.5%
Mid-Atlantic	81,953	104,070	-21.3%	401.7	454.2	-11.6%
Florida	38,666	106,409	-63.7%	240.2	307.5	-21.9%
Southeast	70,875	176,877	-59.9%	232.4	240.4	-3.3%
Other	93,665	157,517	-40.5%	190.0	199.8	-4.9%

Total	$400,656	$780,178	-48.6%	$255.5	$280.8	-9.0%

	Six Months Ended March 31,
	Homebuilding Revenues			Average Selling Price
	2008	2007	Change	2008	2007	Change
West	$229,115	$522,261	-56.1%	$285.6	$362.3	-21.2%
Mid-Atlantic	173,966	195,336	-10.9%	388.3	452.7	-14.2%
Florida	93,994	197,654	-52.4%	239.2	319.2	-25.1%
Southeast	167,993	331,812	-49.4%	228.3	231.6	-1.4%
Other	227,375	314,632	-27.7%	189.8	196.3	-3.3%

Total	$892,443	$1,561,695	-42.9%	$249.4	$281.6	-11.4%

Homebuilding Revenues: Homebuilding revenues decreased for the three and six months ended March 31, 2008 compared to the same period of the prior year due to decreased closings in the majority of our markets, related to reduced demand, a continued high rate of cancellations and the mortgage credit tightening. Specifically, homebuilding revenues in the West region decreased by 50.9% and 56.3% driven by decreased closings across all of our West markets totaling 40.0% and 43.1% for the three and six months ended March 31, respectively. Homebuilding revenues in the Florida region, for the three and six months ended March 31, decreased by 63.7% and 52.4% impacted by decreased closings and a continued high level of cancellations driven by excess capacity in the resale markets as investors continued to divest of prior home purchases and potential homebuyers have difficulty selling their existing homes. Home closings in the Southeast region decreased by 58.2% and 47.8% due to deteriorating market conditions and competitive pressures, driving a decrease in revenue of 59.9% for the three months ended and 49.4% for the six months ended March 31, 2008 compared to the comparable periods of fiscal 2007. Revenue decreases in our Mid-Atlantic region compared to the prior year were driven in part by a decline of home closings of 4.2% for the three months ended March 31, 2008 offset by an 8.5% increase in home closings for the six months ended March 31. Revenues in all markets in our Other homebuilding region decreased due primarily to decreased closings.
Land and Lot Sales Revenue. The table below summarizes land and lot sales revenues by reportable segment ($ in thousands) for the three and six months ended March 31, 2008 and 2007:

	Three Months Ended March 31,			Six Months Ended March 31,
	2008	2007	Change	2008	2007	Change
West	$—	$32,751	-100.0%	$4,270	$43,701	-90.2%
Mid-Atlantic	2,513	—	n/a	2,520	—	n/a
Florida	460	—	n/a	460	—	n/a
Southeast	439	6,749	-93.5%	816	7,426	-89.0%
Other	592	2,039	-71.0%	3,503	3,079	13.8%

Total	$4,004	$41,539	-90.4%	$11,569	$54,206	-78.7%

We generated revenues from land and lot sales of $2.5 million in our Mid-Atlantic segment during the second quarter of fiscal 2008, as we continued to evaluate and reduce our investments to optimize overall returns. Land and lot sales in our West segment for the three and six months ended March 31, 2007 primarily related to our decision to sell certain parcels of land and lots that did not fit within our homebuilding programs in those markets.

Gross Profit (Loss). Homebuilding gross profit is defined as homebuilding revenues less homebuilding costs (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges). The following table sets forth our homebuilding gross profit (loss) and gross margin by reportable segment and total gross profit (loss) and gross margin ($ in thousands) for the three and six months ended:

	Three Months Ended March 31,				Six Months Ended March 31,
	2008		2007		2008		2007
	Gross Profit	Gross	Gross Profit	Gross	Gross Profit	Gross	Gross Profit	Gross
	(Loss)	Margin	(Loss)	Margin	(Loss)	Margin	(Loss)	Margin
Homebuilding
West	$(42,030)	-36.4%	$(7,188)	-3.1%	$(86,980)	-38.0%	$(8,224)	-1.6%
Mid-Atlantic	(25,189)	-30.7%	(3,582)	-3.4%	(34,628)	-19.9%	63	0.0%
Florida	(27,260)	-70.5%	19,530	18.4%	(20,799)	-22.1%	(726)	-0.4%
Southeast	(9,194)	-13.0%	30,697	17.4%	(39,124)	-23.3%	57,843	17.4%
Other	(18,194)	-19.4%	3,322	2.1%	(20,895)	-9.2%	7,622	2.4%
Corporate & Unallocated	(37,438)		(31,093)		(64,634)		(63,684)

Total Homebuilding	(159,305)	-39.8%	11,686	1.5%	(267,060)	-29.9%	(7,106)	-0.5%

Land and Lot Sales	(3,319)		(1,867)		(1,040)		2,197
Financial Services	757		1,887	n/m	2,059		3,691	n/m

Total	$(161,867)	-39.9%	$11,706	1.4%	$(266,041)	-29.4%	$(1,218)	-0.1%

The decrease in gross profit across all regions is primarily due to further deteriorating market conditions, increase in sales incentives, and the impact of charges related to inventory impairments and the abandonment of certain lot option contracts.
Corporate and unallocated: Corporate and unallocated costs above include the amortization of capitalized interest and indirect construction costs. The increase in corporate and unallocated costs relates primarily to a reduction in capitalized inventory costs due to lower inventories and costs incurred. Corporate and unallocated costs for the three and six months ended March 31, 2008 include increased amortization of capitalized interest and indirect costs due to a lower capitalizable inventory base and the impairment of capitalized interest and indirect costs in connection with our impairment of inventory held for development. Costs for the three and six months ended March 31, 2007 are offset by $6.0 million of reductions in Trinity moisture intrusion accruals.
Land and Lot Sales Gross Profit (Loss). The table below summarizes land and lot sales gross profit (loss) by reportable segment ($ in thousands) for the three and six months ended March 31, 2008 and 2007:

	Three Months Ended March 31,			Six Months Ended March 31,
	2008	2007	Change	2008	2007	Change
West	$—	$(1,383)	100.0%	$1,582	$2,939	46.2%
Mid-Atlantic	—	—	n/a	7	—	n/a
Florida	99	—	n/a	99	—	n/a
Southeast	103	(202)	151.0%	116	(175)	166.3%
Other	(3,521)	(282)	-1148.6%	(2,844)	(567)	-401.6%

Total	$(3,319)	$(1,867)	-77.8%	$(1,040)	$2,197	147.3%

The loss on land and lot sales recognized in the second quarter of fiscal 2008 reflects the deteriorating market conditions and the sale of homebuilding assets in the markets in our Other Homebuilding Segment in which we are exiting as discussed above.
Inventory Impairments. The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded for the three and six months ended March 31, 2008 and 2007 (in thousands):

	Quarter Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Development projects and homes in process (Held for Development)

West	$59,975	$32,486	$125,421	$82,909
Mid-Atlantic	26,877	23,809	49,878	34,979
Florida	9,046	3,341	12,139	37,973
Southeast	10,067	2,198	17,610	4,871
Other	4,225	15,550	5,324	24,490
Unallocated	8,848	4,841	16,737	12,195

Subtotal	$119,038	$82,225	$227,109	$197,417

Land Held for Sale

West	$804	$3,105	$804	$3,105
Mid-Atlantic	9,171	—	9,171	—
Florida	23,035	—	23,035	—
Southeast	980	500	15,453	500
Other	21,663	350	40,630	350

Subtotal	$55,653	$3,955	$89,093	$3,955

Lot Option Abandonments

West	$783	$9,002	$828	$11,758
Mid-Atlantic	4,862	2,410	6,658	4,697
Florida	3,273	3,761	3,748	14,272
Southeast	3,965	2,288	27,390	3,249
Other	286	1,604	1,546	10,264

Subtotal	$13,169	$19,065	$40,170	$44,240

Total	$187,860	$105,245	$356,372	$245,612

The inventory impaired during the three and six months ended March 31, 2008 represented 3,534 and 6,420 lots in 85 and 147 communities with an estimated fair value of $205.5 million and $392.0 million, respectively. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the continued significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. Our West and Mid-Atlantic segments experienced the most significant amount of inventory impairments as compared to our other homebuilding segments due to the fact that the number of owned land and lots in the West and Mid-Atlantic segments comprise approximately 29% and 10%, respectively, of our total land and lots owned as of March 31, 2008 and approximately 35% and 22%, respectively, of the dollar value of our held for development inventory as of March 31, 2008. In addition, our homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was driven in large part by speculative purchases and the availability of mortgage credit during those time periods which are no longer present in the marketplace. The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale.
The impairments recorded in our other homebuilding segments are primarily as a result of continued price competition brought on by the significant increase in new and resale home inventory during the three and six months ended March 31, 2008 that has resulted in increased sales incentives and home sales price declines as we attempt to increase new orders and generate cash to the Company.

In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. The total abandonments recorded for the three months and six months ended March 31, 2008 were $13.2 million and $40.2 million representing 12 and 40 communities, respectively, with the Southeast segment representing 68.2% of the six-month abandonments as we made decisions to abandon certain option contracts that no longer fit in our long-term strategic plan.
Unit Data by Segment:

	New Orders, net
	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2008	2007	Change	2008	2007	Change
West	497	1,055	-52.9%	826	1,498	-44.9%
Mid-Atlantic	224	563	-60.2%	304	801	-62.0%
Florida	170	441	-61.5%	321	534	-39.9%
Southeast	422	1,016	-58.5%	708	1,481	-52.2%
Other	643	1,015	-36.7%	1,049	1,559	-32.7%

Total	1,956	4,090	-52.2%	3,208	5,873	-45.4%

	Closings
	Three Months Ended March 31,			Six Months Ended
	March 31,			March 31,
	2008	2007	Change	2008	2007	Change
West	405	675	-40.0%	799	1,404	-43.1%
Mid-Atlantic	204	213	-4.2%	448	413	8.5%
Florida	161	349	-53.9%	393	595	-33.9%
Southeast	305	729	-58.2%	736	1,410	-47.8%
Other	493	782	-37.0%	1,198	1,590	-24.7%

Total	1,568	2,748	-42.9%	3,574	5,412	-34.0%

New Orders and Backlog: New orders, net of cancellations, decreased 45.4% to 3,208 units during the six month period ended March 31, 2008, compared to 5,873 units for the same period in the prior year related to weaker market conditions resulting in reduced demand and higher cancellations compared to the number of new orders received in the first six months of fiscal 2007. For the three and six months ended March 31, 2008, we experienced cancellation rates of 33.7% and 39.4% compared to 29.1% and 34.1% for the three and six months ended March 31, 2007. These higher three and six-month cancellation rates in fiscal 2008 reflect the challenging market environment including the inability of many potential homebuyers to sell their existing homes.
The aggregate dollar value of homes in backlog at March 31, 2008 of $672.5 million decreased 59.7% from $1.67 billion at March 31, 2007, related to a decrease in the number of homes in backlog from 5,563 units at March 31, 2007 to 2,619 units at March 31, 2008. The decrease in the number of homes in backlog across all of our markets is driven primarily by the aforementioned market weakness, lower new orders and higher rate of cancellations.

	Backlog at March 31,
	2008	2007	Change
West	518	1,269	-59.2%
Mid-Atlantic	499	965	-48.3%
Florida	166	447	-62.9%
Southeast	476	1,392	-65.8%
Other	960	1,490	-35.6%

Total	2,619	5,563	-52.9%

FINANCIAL CONDITION AND LIQUIDITY:
Our sources of cash liquidity include, but are not limited to, cash from operations, amounts available under credit facilities, proceeds from senior notes and other bank borrowings, the issuance of equity securities and other external sources of funds. Our short-term and long-term liquidity depend primarily upon our level of net income, working capital management (accounts receivable, accounts payable and other liabilities) and bank borrowings. We believe that available short-term and long-term capital resources are sufficient to fund capital expenditures and working capital requirements, scheduled debt payments, and interest and tax obligations for the next twelve months. However, any material variance of our operating results or land acquisitions from our projections or investments in or acquisitions of businesses could require us to obtain additional equity or debt financing. Long-term, we plan to use cash generated to invest in growing the business and/or to reduce our levels of debt. Additionally, in May 2008 we received a federal income tax refund of approximately $55.8 million relating to a fiscal 2007 net operating loss carryback claim, and we expect to generate in excess of $100 million prior to the end of fiscal 2008 as a result of the sale of certain assets that do not fit with our future homebuilding plans in various markets. In December 2007, we suspended our dividend payments and share repurchase program and any resumption of such programs will be at the discretion of the Board of Directors.
At March 31, 2008, we had cash and cash equivalents of $273.7 million, compared to $454.3 million at September 30, 2007. The decrease in cash was due to a use of cash in operating activities of $27.6 million relating primarily to the increase in income tax receivable and deferred income tax benefit. These tax items were impacted by a reduction in inventory, offset by the repayment of borrowings under our secured notes payable and model financing obligations, both driven by a lower number of closings and new orders, net of cancellations. Our net cash used in operating activities for the six months ended March 31, 2008 was $27.6 million compared to cash provided by operations of $201.1 million in the same period of the prior year. Based on the applicable year’s closings, as of March 31, 2008, our land bank includes a 5.3 year supply of land/lots for future development compared to a 5.0 year supply as of March 31, 2007. The years’ supply in land bank increased as of March 31, 2008 when compared to March 31, 2007 primarily due to the decline in closings despite a 32% decrease in the number of lots in the ending land bank as of March 31, 2008 as compared to March 31, 2007. As the homebuilding market declined, we were successful in significantly reducing our land bank through the abandonment of lot option contracts, the sale of land assets not required in our homebuilding program and through the sale of new homes with only 3.4 years of owned land and lots for future homebuilding activities as of March 31, 2008. The decrease in land bank from March 31, 2007 to March 31, 2008 related to our decision to eliminate non-strategic positions to align our land supply with our expectations for future home closings. Net cash used in investing activities was $14.0 million for the six months ended March 31, 2008 compared to $32.6 million for the comparable period of fiscal 2007, as we invested in unconsolidated joint ventures, albeit to a lesser extent, to support our land acquisition strategy and model and sales office improvements to support our marketing efforts.
Net cash used in financing activities was $139.0 million for the six months ended March 31, 2008 related primarily to the repayment of certain secured notes payable. Net cash used in financing activities was $117.0 million for the six months ended March 31, 2007 and consisted primarily of net borrowings under credit facilities and warehouse line of $85.5 million, repurchase of Senior Notes of $20.6 million and dividends paid of $7.8 million.

At March 31, 2008 we had the following borrowings (in thousands):

	Maturity Date	March 31, 2008	September 30, 2007
Revolving Credit Facility	August 2009	$—	$—
8 5/8% Senior Notes*	May 2011	180,000	180,000
8 3/8% Senior Notes*	April 2012	340,000	340,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	50,507	118,073
Model home financing obligations	Various Dates	96,422	114,116
Unamortized debt discounts		(2,799)	(3,033)

Total		$1,772,223	$1,857,249

*	Collectively, the “Senior Notes”
Warehouse Line —Effective February 7, 2007, Beazer Mortgage amended its 364-day credit agreement (the “Warehouse Line”) to extend its maturity date to February 8, 2008 and modify the maximum available borrowing capacity to $100 million, subject to compliance with the mortgage loan eligibility requirements as defined in the Warehouse Line. The Warehouse Line was secured by certain mortgage loan sales and related property. The Warehouse Line was entered into with a number of banks to fund the origination of residential mortgage loans. The maximum available borrowing capacity was subsequently reduced through amendments down to $17 million as of September 30, 2007. We had no borrowings outstanding under the Warehouse Line as of September 30, 2007. The Warehouse Line was not guaranteed by Beazer Homes USA, Inc. or any of its subsidiaries that are guarantors of the Senior Notes or Revolving Credit Facility. There were no borrowings under the Warehouse Line at March 31, 2008. Effective November 14, 2007, we terminated the Warehouse Line, at which time there were no borrowings outstanding.
Revolving Credit Facility — In July 2007, we replaced our former credit facility with a new $500 million, four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks, which matures in 2011. The former credit facility included a $1 billion four-year revolving credit facility which would have matured in August 2009. The Revolving Credit Facility has a $350 million sublimit for the issuance of standby letters of credit. We have the option to elect two types of loans under the Revolving Credit Facility which incur interest, as applicable, based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Revolving Credit Facility). The Revolving Credit Facility contains various operating and financial covenants. Substantially all of our significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 12).
We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility at March 31, 2008 or September 30, 2007; however, we had $68.0 million and $133.3 million of letters of credit outstanding under the Revolving Credit Facility at March 31, 2008 and September 30, 2007, respectively.
On October 10, 2007, we entered into a waiver and amendment of our Revolving Credit Facility, waiving events of default through May 15, 2008 under the facility arising from our failure to file or deliver reports or other information we would be required to file with the SEC and our decision to restate our financial statements. Under this and the October 26, 2007 amendments, any obligations under the Revolving Credit Facility will be secured by certain assets and our ability to borrow under this facility is subject to satisfaction of a secured borrowing base. We are permitted to grow the borrowing base by adding additional cash and/or real estate as collateral securing the Revolving Credit Facility. In addition, we obtained additional flexibility with respect to our financial covenants in the Revolving Credit Facility. At March 31, 2008, we had available borrowings of $18.9 million under the Revolving Credit Facility. On May 13, 2008, we received additional flexibility with respect to certain financial covenants until June 30, 2008. On May 9, 2008, we secured additional assets under the facility which increased our borrowing capacity to approximately $55.0 million.

On May 13, 2008, we obtained a limited waiver which relaxed, through June 30, 2008, our minimum consolidated tangible net worth and leverage ratio requirements under our revolving credit facility. During the term of the limited waiver, the minimum consolidated tangible net worth shall not be less than $700 million and the leverage ratio shall not exceed 2.50 to 1.00. We are currently negotiating an amended covenant package with our bank group and expect to enter into an amendment prior to finalizing our financial statements for the fiscal quarter ending June 30, 2008.
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
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At March 31, 2008, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.
In March 2007, we voluntarily repurchased $10.0 million of our outstanding 8 5/8% Senior Notes and $10.0 million of our outstanding 8 3/8% Senior Notes on the open market. The aggregate purchase price was $20.6 million, or an average of 102.9% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $562,500 pretax loss during the second quarter of fiscal 2007. On March 28, 2007, we repurchased an additional $10.0 million of our outstanding 8 5/8% Senior Notes which were cash settled on April 2, 2007 at a purchase price of $9.85 million or an average of 98.5% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $150,000 pre-tax gain which was recorded during the three months ended June 30, 2007. Gains/losses from notes repurchased are included in other (expense) income, net in the accompanying unaudited condensed consolidated statements of operations. Senior Notes purchased by the Company were cancelled.
On October 26, 2007, we obtained consents from holders of our Senior Notes to approve amendments of the indentures under which the Senior Notes were issued. These amendments restrict our ability to secure additional debt in excess of $700 million until certain conditions are met and enable us to invest up to $50 million in joint ventures. The consents also provided us with a waiver of any and all defaults under the Senior Notes that may have occurred or may occur on or prior to May 15, 2008 relating to filing or delivering annual and quarterly financial statements. Fees and expenses related to obtaining these consents totaled approximately $21 million. The recording of such fees and expenses has been deferred and will be amortized as an adjustment to interest expense in accordance with EITF 96-19 — “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”
Junior Subordinated Notes — On June 15, 2006, we completed a private placement of $103.1 million of unsecured junior subordinated notes which mature on July 30, 2036 and are redeemable at par on or after July 30, 2011 and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly. These notes were issued to Beazer Capital Trust I, which simultaneously issued, in a private transaction, trust preferred securities and common securities with an aggregate value of $103.1 million to fund its purchase of these notes. The transaction is treated as debt in accordance with GAAP. The obligations relating to these notes and the related securities are subordinated to the Revolving Credit Facility and the Senior Notes.
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
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of March 31, 2008 and September 30, 2007, we had outstanding notes payable of $50.5 million and $118.1 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 5.4% to 8.0% at March 31, 2008. These notes are secured by the real estate to which they relate. During the first six months of fiscal 2008, we repaid $99.8 million of these secured notes payable. In connection with the sale of our interest in two joint ventures to our joint venture partner, we also acquired that partner’s interest in two separate joint ventures. In connection with the acquisition of one of these ventures, we assumed the joint venture’s debt of approximately $22.7 million which is included in other secured notes payable as of March 31, 2008.

Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $96.4 million and $114.1 million of debt as of March 31, 2008 and September 30, 2007, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 7.61% as of March 31, 2008, and expire at various times through 2015.
Other than the addition of the model home financing obligations discussed above, there were no material changes to our long-term debt and contractual obligations.
Stock Repurchases and Dividends Paid — On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE, or in privately negotiated transactions. We did not repurchase any shares in the open market during the three or six months ended March 31, 2008 and 2007. At March 31, 2008, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan. In December 2007, we suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and is unlikely in the foreseeable future.
For the six months ended March 31, 2007, we paid quarterly cash dividends of $0.10 per common share, or a total of approximately $7.8 million. We did not pay any dividends for the six months ended March 31, 2008. On November 2, 2007, our Board of Directors suspended our dividend payments. The Board concluded that suspending dividends, which will allow us to conserve approximately $16 million of cash annually, was a prudent effort in light of the continued deterioration of the housing market.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments — We historically have attempted to control half or more of our land supply through option contracts. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligations with respect to options with specific performance provisions are included in our unaudited condensed consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $110.4 million at March 31, 2008. This amount includes non-refundable letters of credit of approximately $17.1 million. The total remaining purchase price, net of cash deposits, committed under all options was $1.2 billion as of March 31, 2008. Only $71.8 million of total remaining purchase price under such options contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.
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
Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIE“s) under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our condensed consolidated balance sheets at March 31, 2008 and September 30, 2007 reflect consolidated inventory not owned of $194.0 million and $237.4 million, respectively. We consolidated $76.5 million and $92.3 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of March 31, 2008 and September 30, 2007, respectively. In addition, as of March 31, 2008 and September 30, 2007, we recorded $117.5 million and $145.1 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $138.4 million at March 31, 2008 and $177.9 million at September 30, 2007. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our condensed consolidated balance sheets include investments in joint ventures totaling $54.8 million and $109.1 million at March 31, 2008 and September 30, 2007, respectively.
Our joint ventures typically obtain secured acquisition and development financing. At March 31, 2008, our unconsolidated joint ventures had borrowings outstanding totaling $642.8 million. In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At March 31, 2008, we had repayment guarantees totaling $39.0 million and loan-to-value maintenance guarantees of $6.1 million related to certain of our unconsolidated joint ventures’ debt (see Notes 4 and 9 to the unaudited condensed consolidated financial statements for additional information regarding our joint ventures and related guarantees).
CRITICAL ACCOUNTING POLICIES:
As discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2007, some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters and relate to inventory valuation, goodwill, homebuilding revenues and costs, warranty reserves, investments in unconsolidated joint ventures and income taxes — valuation allowance. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. There have been no material changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended September 30, 2007.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of March 31, 2008, we had $146.9 million of variable rate debt outstanding. Based on our average outstanding borrowings under our variable rate debt at March 31, 2008, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by approximately $1.5 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Management, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Act), as of the end of period covered by this report. Management concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were not effective primarily because of the identification of material weaknesses in our internal control over financial reporting, further described below and in Item 9A of our fiscal 2007 Form 10-K, which we view as an integral part of our disclosure controls and procedures. In addition, our disclosure controls and procedures not relating to internal control over financial reporting were not sufficiently documented and were not designed to require all accounting and financial employees, and other corporate employees with specific knowledge of, or responsibility for, other disclosures to complete quarterly certifications (management representations).

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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified the following control deficiencies as of March 31, 2008, that constituted material weaknesses:
Control Environment — The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the actions of its employees, and is the foundation for all other components of internal control over financial reporting. We did not maintain an effective control environment. The Company identified the following deficiencies in our control environment as of March 31, 2008, each of which is considered to be a material weakness:
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

Accounting Policy, Procedures, and Controls — There was a material weakness in the design of accounting policies, procedures, and controls specifically related to the application of GAAP in accounting for certain estimates involving significant management judgments. Specifically our policies did not:
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
The material weaknesses described above resulted in the restatement of our annual financial statements for fiscal years 1998-2006 and our quarterly financial statements for the quarters ended December 31, 2006 and March 31, 2007. These material weaknesses had the following impacts on the Company’s financial reporting:
•	Inappropriate reserves and other accrued liabilities were recorded relating to land development costs, house construction costs and warranty accruals. These errors were caused by a failure to require a determination and documentation of the reasonableness of the assumptions used to develop such estimates of future expenditures for land development, house construction and warranty claims.

•	Asset impairments were misstated because certain assumptions used to calculate impairments, indirect costs and capitalized interest were improper or inaccurate.

•	The accounting for certain model home sale and leaseback agreements was not in compliance with GAAP. GAAP does not permit a sale of real estate to be recognized if the seller has a continuing involvement in the real estate sold. The Company’s arrangement for certain sale and leaseback transactions included various forms of continuing involvement which prevented the Company from accounting for the transactions as sales.

•	Certain sale and leaseback agreements entered into by the former Chief Accounting Officer were not properly documented and considered in the evaluation of the accounting for the transaction.

•	Certain home closings in California were not reflected in the Company’s accounting records in the proper accounting periods.
Change in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following:
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
Remediation Steps to Address Material Weaknesses
The Company’s executive, regional and financial management are committed to achieving and maintaining a strong control environment and an overall tone within the organization that empowers all employees to act with the highest standards of ethical conduct. In addition, management remains committed to the process of developing and implementing improved corporate governance and compliance initiatives. In addition to the changes in internal control over financial reporting described above and in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, our current management team has been actively working on remediation efforts to address the material weaknesses, as well as other identified areas of risk as follows:
•	We launched a comprehensive training program in April 2008 that emphasizes adherence to and the vital importance of the Company’s Code of Business Conduct and Ethics. Every employee in the Company is required to participate in the training program which was developed by an outside company that specializes in ethics and other employee training programs.

•	We terminated the Company’s former Chief Accounting Officer and took appropriate action, including the termination of employment, against other business unit employees who violated the Company’s Code of Business Conduct and Ethics Policy. While the former Chief Accounting Officer was terminated for cause, due to violations of the Company’s ethics policy stemming from attempts to destroy documents in violation of the Company’s document retention policy, we believe his termination has addressed concerns about the internal control deficiencies that we believe he caused or permitted to occur.

•	The Chief Accounting Officer and Regional CFOs are taking, or plan to take in the near term, the following additional actions:
•	Conducting reviews of accounting processes to incorporate technology improvements to strengthen the design and operation of controls;

•	Formalizing the process, analytics, and documentation around the monthly analysis of actual results against budgets and forecasts conducted within the accounting and finance departments;

•	Improving quality control reviews within the accounting function to ensure account analyses and reconciliations are completed accurately, timely, and with proper management review;

•	Formalizing and expanding the documentation of the Company’s procedures for review and oversight of financial reporting.
•	We are in the process of developing and/or clarifying existing accounting policies related to estimates involving significant management judgments, as well as other financial reporting areas. The new policies will focus on ensuring appropriate review and approval, defining minimum documentation requirements, establishing objective guidelines to minimize the degree of judgment in the determination of certain accruals, enforcing consistent reporting practices, and enabling effective account reconciliation, trend analyses, and exception reporting capabilities.

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
Independent Investigation. The Audit Committee of the Beazer Homes Board of Directors has completed an independent investigation (the “Investigation”) of Beazer Homes’ mortgage origination business, including, among other things, investigating certain evidence that the Company’s subsidiary, Beazer Mortgage Corporation, violated U.S. Department of Housing and Urban Development (“HUD”) regulations and may have violated certain other laws and regulations in connection with certain of its mortgage origination activities. The results of the Investigation are fully described in Notes 14 and 17 to the consolidated financial statements included in Item 8 of our fiscal 2007 Form 10-K.

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
We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. See Notes 14 and 17 to the consolidated financial statements included in Item 8 of our 2007 Form 10-K for additional discussion of this matter. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of March 31, 2008.
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

ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes 401(k) Plan, naming Beazer Homes, certain of its current and former officers and directors and the Benefits Administration Committee as defendants. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (“ERISA”) as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently on May 11, 2007, May 14, 2007, June 15, 2007 and July 27, 2007 in the United States District Court for the Northern District of Georgia making similar allegations. The court has consolidated these five lawsuits, and the plaintiffs are expected to file a consolidated amended complaint within thirty days after May 12, 2008, the date we filed our Form 10-K with the SEC. The Company intends to vigorously defend against these actions.
Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. Beazer Homes’ subsidiaries, Beazer Homes Corp. and Beazer Mortgage Corporation, were named as defendants in a putative class action lawsuit filed on March 23, 2007 in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division. The complaint was filed as a putative class action. The purported class is defined as North Carolina residents who purchased homes in subdivisions in North Carolina containing homes constructed by the defendants where the foreclosure rate is allegedly significantly higher than the state-wide average. The complaint alleged that the defendants utilized unfair trade practices to allow low-income purchasers to qualify for loans they allegedly could not afford, resulting in foreclosures that allegedly diminished plaintiffs’ property values. Plaintiffs sought an unspecified amount of compensatory damages and also requested that any damage award be trebled. On April 25, 2008, the District Court dismissed all causes of action with prejudice. If Plaintiffs appeal the judgment of the District Court, the defendants will continue to vigorously defend this action.
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
An additional putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. Plaintiff also asserts that Beazer was unjustly enriched by these alleged actions. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, various forms of equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants have not yet filed a responsive pleading or motion, but we intend to vigorously defend this action.
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
Beazer Homes’ subsidiaries, Beazer Homes Holdings Corp. and Beazer Mortgage Corporation, were named as defendants in a putative class action lawsuit filed on March 12, 2008 in the Superior Court of the State of California, County of Placer. The purported class is defined as all residential mortgage borrowers, who within four years of the filing of the complaint, purchased homes from Beazer with the assistance of a federally related mortgage loan in which Beazer accepted a fee or something of value from an affiliated or recommended title insurance company. The complaint alleges that the defendants violated the Real Estate Settlement Procedures Act (“RESPA”) and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. The defendants have not yet been served in this action. We will vigorously defend against this action.

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
Other Matters
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of March 31, 2008, no monetary penalties have been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.
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

Item 6. Exhibits
10.1	Limited Waiver, dated as of May 13, 2008, to and under the Credit Agreement, dated as of July 15, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent

31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.
Date: May 15, 2008	By:	/s/ Allan P. Merrill
		Name:	Allan P. Merrill
Executive Vice President and Chief Financial Officer