Form 10-Q
period 2008-06-30
BEAZER HOMES USA INC
filed 2008-08-08
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
YES ☑      NO ☐
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑

Class	Outstanding at July 31, 2008
Common Stock, $0.001 par value	39,240,011 shares

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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	September 30,
	2008	2007
ASSETS
Cash and cash equivalents	$314,202	$454,337
Restricted cash	903	5,171
Accounts receivable	53,092	45,501
Income tax receivable	144,544	63,981
Inventory
Owned inventory	1,908,227	2,537,791
Consolidated inventory not owned	120,316	237,382

Total inventory	2,028,543	2,775,173
Residential mortgage loans available-for-sale	93	781
Investments in unconsolidated joint ventures	37,727	109,143
Deferred tax assets	416,354	232,949
Property, plant and equipment, net	51,581	71,682
Goodwill	16,143	68,613
Other assets	83,189	102,690

Total assets	$3,146,371	$3,930,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$90,111	$118,030
Other liabilities	366,882	453,089
Obligations related to consolidated inventory not owned	83,005	177,931
Senior Notes (net of discounts of $2,682 and $3,033, respectively)	1,522,318	1,521,967
Junior subordinated notes	103,093	103,093
Other secured notes payable	50,388	118,073
Model home financing obligations	86,388	114,116

Total liabilities	2,302,185	2,606,299

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 80,000,000 shares authorized, 42,578,665 and 42,597,229 issued and 39,240,011 and 39,261,721 outstanding, respectively)	43	43
Paid-in capital	552,279	543,705
Retained earnings	475,786	963,869
Treasury stock, at cost (3,338,654 and 3,335,508 shares, respectively)	(183,922)	(183,895)

Total stockholders’ equity	844,186	1,323,722

Total liabilities and stockholders’ equity	$3,146,371	$3,930,021

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total revenue	$455,578	$753,456	$1,361,649	$2,373,048
Home construction and land sales expenses	407,512	647,489	1,223,252	2,022,687
Inventory impairments and option contract abandonments	95,482	154,244	451,854	399,856

Gross loss	(47,416)	(48,277)	(313,457)	(49,495)

Selling, general and administrative expenses	83,517	96,327	245,696	302,323
Depreciation and amortization	6,046	7,773	18,250	22,838
Goodwill impairment	4,365	29,752	52,470	29,752

Operating loss	(141,344)	(182,129)	(629,873)	(404,408)
Equity in loss of unconsolidated joint ventures	(18,568)	(939)	(75,069)	(7,012)
Other (expense) income, net	(13,489)	2,664	(20,907)	7,870

Loss from continuing operations before income taxes	(173,401)	(180,404)	(725,849)	(403,550)
Benefit from income taxes	(63,707)	(61,474)	(249,771)	(145,161)

Loss from continuing operations	(109,694)	(118,930)	(476,078)	(258,389)
(Loss) income from discontinued operations, net of tax	(148)	183	(1,893)	2,548

Net loss	$(109,842)	$(118,747)	$(477,971)	$(255,841)

Weighted average number of shares:
Basic	38,551	38,459	38,546	38,388
Diluted	38,551	38,459	38,546	38,388

Earnings (loss) per share:
Basic loss per share from continuing operations	$(2.85)	$(3.09)	$(12.35)	$(6.73)
Basic (loss) earnings per share from discontinued operations	$—	$—	$(0.05)	$0.07
Basic loss per share	$(2.85)	$(3.09)	$(12.40)	$(6.66)

Diluted loss per share from continuing operations	$(2.85)	$(3.09)	$(12.35)	$(6.73)
Diluted (loss) earnings per share from discontinued operations	$—	$—	$(0.05)	$0.07
Diluted loss per share	$(2.85)	$(3.09)	$(12.40)	$(6.66)

Cash dividends per share	$—	$0.10	$—	$0.30
See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(477,971)	$(255,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,415	23,169
Stock-based compensation expense	8,694	7,406
Inventory impairments and option contract abandonments	451,854	399,856
Goodwill impairment charge	52,470	29,752
Deferred income tax benefit	(118,817)	(108,092)
Excess tax benefit (deficiency) from equity-based compensation	454	(3,212)
Equity in loss of unconsolidated joint ventures	75,069	7,012
Cash distributions of income from unconsolidated joint ventures	2,096	3,625
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,647)	265,092
Increase in income tax receivable	(80,563)	(42,209)
Decrease (increase) in inventory	261,324	(116,057)
Decrease in residential mortgage loans available-for-sale	688	67,803
Decrease (increase) in other assets	40,636	(12,083)
Decrease in trade accounts payable	(28,176)	(47,947)
Decrease in other liabilities	(169,673)	(97,175)
Other changes	(6,354)	950

Net cash provided by operating activities	24,499	122,049

Cash flows from investing activities:
Capital expenditures	(7,949)	(23,948)
Investments in unconsolidated joint ventures	(11,137)	(18,666)
Changes in restricted cash	4,268	(619)
Distributions from unconsolidated joint ventures	—	1,732

Net cash used in investing activities	(14,818)	(41,501)

Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	—	130,031
Repayment of credit facilities and warehouse line	—	(204,138)
Repayment of other secured notes payable	(100,472)	(14,431)
Repurchase of senior notes	—	(30,413)
Borrowings under model home financing obligations	—	5,061
Repayment of model home financing obligations	(27,728)	(5,618)
Debt issuance costs	(21,135)	(324)
Proceeds from stock option exercises	—	4,423
Common stock redeemed	(27)	(304)
Excess (tax benefit) deficiency from equity-based compensation	(454)	3,212
Dividends paid	—	(11,708)

Net cash used in financing activities	(149,816)	(124,209)

Decrease in cash and cash equivalents	(140,135)	(43,661)
Cash and cash equivalents at beginning of period	454,337	167,570

Cash and cash equivalents at end of period	$314,202	$123,909

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
Nonvested stock granted to employees is valued based on the market price of the common stock on the date of the grant. Performance based, nonvested stock granted to employees is valued using the Monte Carlo valuation method. No performance-based nonvested stock was granted during the nine months ended June 30, 2008 or 2007.
Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as an expense using the straight-line method over the vesting period. Unearned compensation is included in paid-in capital in accordance with SFAS 123R. As of June 30, 2008, there was $15.3 million of total unrecognized compensation cost related to nonvested stock. That cost is expected to be recognized over a weighted average period of 3.3 years. For the three and nine months ended June 30, 2008, our total stock-based compensation expense, included in selling, general and administrative expenses (“SG&A”), was approximately $3.5 million ($2.4 million net of tax) and $8.7 million ($6.1 million net of tax), respectively. Stock-based compensation expense for the three and nine months ended June 30, 2007 was approximately $3.5 million ($2.4 million net of tax) and $7.4 million ($5.0 million net of tax), respectively.
Activity relating to nonvested stock awards for the three and nine months ended June 30, 2008 is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2008		June 30, 2008
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value

Beginning of period	849,396	$47.71	905,898	$48.42
Granted	—	0.00	26,411	8.49
Vested	(5,706)	51.91	(34,237)	48.44
Forfeited	(841)	44.57	(55,223)	45.05

End of period	842,849	$47.39	842,849	$47.39

In addition, during the nine months ended June 30, 2008, employees surrendered 3,146 shares, to us in payment of minimum tax obligations upon the vesting of nonvested stock under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $27,000, or approximately $8.53 per share, respectively.

The fair value of each option/SSAR grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected life of options and SSARs granted is generally computed using the mid-point between the vesting period and contractual life of the options/SSARs granted. Expected volatilities are based on the historical volatility of the Beazer Homes’ stock and other factors. Expected discrete dividends of $0.00 per quarter (previously $0.10 per quarter through September 30, 2007 until we suspended further dividend payments) are assumed in lieu of a continuously compounding dividend yield. There were no options or SSARs grants in the nine months ended June 30, 2008.
The following table summarizes stock options and SSARs outstanding as of June 30, 2008, as well as activity during the three and nine months then ended:

	Three Months Ended		Nine Months Ended
	June 30, 2008		June 30, 2008
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	1,924,315	$45.25	2,052,379	$45.01
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(13,215)	45.81	(141,279)	41.88

Outstanding at end of period	1,911,100	$45.24	1,911,100	$45.24

Exercisable at end of period	744,646	$28.73	744,646	$28.73

Vested or expected to vest in the future	1,554,911	$42.02	1,554,911	$42.02

At June 30, 2008, the weighted-average remaining contractual life for all options/SSARs outstanding, currently exercisable, and vested or expected to vest in the future was 4.41 years, 3.46 years and 4.31 years, respectively.
At June 30, 2008, 1,554,911 SSARs/options were vested or expected to vest in the future with a weighted average exercise price of $42.02 and a weighted average expected life of 2.57 years. At June 30, 2008, there was no aggregate intrinsic value of SSARs/options outstanding, vested and expected to vest in the future and SSARs/options exercisable based on the Company’s stock price of $5.57 as of June 30, 2008. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. There were no option/SSAR exercises during the three or nine months ended June 30, 2008.
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
As described in Note 8, on October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 .
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
Inventory Valuation — Held for Development. Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Land held for future development is stated at cost. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets no less than quarterly for recoverability in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct and close all the homes in a typical community. The impact of the downturn in our business has significantly lengthened the estimated life of many communities. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.
We conduct a review of the recoverability of our homebuilding inventory held for development at the community level as factors indicate that an impairment may exist. Events and circumstances that might indicate impairment include, but are not limited to, adverse trends in new orders, higher than anticipated cancellations, declining margins which might result from (1) the need to offer incentives to new homebuyers to drive sales or (2) price reductions or other actions taken by our competitors, and economic factors specific to the markets in which we operate, including fluctuations in employment levels, population growth, or levels of new and resale homes for sale in the marketplace.
As a result, we evaluate, among other things, the following information for each community:
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
For assets in communities for which the undiscounted future cash flows are less than the carrying value, the carrying value of that community is written down to its then estimated fair value based on discounted cash flows. The carrying value for assets in communities that were previously impaired and continue to be classified as held for development is not written up for future estimates of increases in fair value in future reporting periods. Market deterioration that exceeds our estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if the market continues to deteriorate.
The fair value of the assets held for development is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community, the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. As of June 30, 2008, we used discount rates of 18% to 21% in our estimated discounted cash flow impairment calculations. We recorded impairments on land held for development and homes under construction during the three and nine months ended June 30, 2008 of $46.8 million and $273.9 million, respectively. We recorded impairments on inventory held for development of $109.4 million and $306.8 million during the three and nine months ended June 30, 2007, respectively.
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
Inventory Valuation — Land Held for Sale. We record assets held for sale at the lower of the carrying value or fair value less costs to sell in accordance with SFAS 144. The following criteria are used to determine if land is held for sale:
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
In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During the three and nine months ended June 30, 2008, we recorded inventory impairments on land held for sale of approximately $21.0 million and $110.1 million, respectively. During the nine months ended June 30, 2007, we recorded inventory impairments on land held for sale of approximately $4.0 million. No held for sale inventory impairments were recorded for the three months ended June 30, 2007.
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
Goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of April 30 or more frequently if an event occurs or circumstances indicate that the asset might be impaired. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our operating divisions is considered a reporting unit. The fair value of each reporting unit is determined based on expected discounted future cash flows. If the carrying amount of a reporting unit exceeds its fair value, the goodwill within the reporting unit may be potentially impaired. An impairment loss is recognized if the carrying amount of the goodwill exceeds implied fair value of that goodwill. As a result of significantly less than expected new orders in our prime selling season, which is our second fiscal quarter, significant pricing pressures and additional incentives provided to homebuyers, our reforecasting of expected future results of operations and increasing inventory impairment charges, we tested all remaining goodwill balances for impairment as of March 31, 2008. We recorded estimated goodwill impairment charges totaling $48.1 million relating to our reporting units in Arizona, Southern California, New Jersey and Virginia during the quarter ended March 31, 2008. In connection with our annual goodwill impairment test as of April 30, 2008, we finalized our impairment calculations, validating the impairments recorded for the three months ended March 31, 2008. Also, in connection with our annual goodwill impairment test and our decision in the third quarter to exit our Colorado market, we recorded an additional impairment charge of $4.4 million related to our Colorado reporting unit.
Goodwill impairment charges are reported in Corporate and unallocated and are not allocated to our homebuilding segments. Goodwill balances by reportable segment as of September 30, 2007 and June 30, 2008 were as follows:

	September 30,	Goodwill
(in thousands)	2007	Impairment	June 30, 2008
West	$29,034	$(29,034)	$—
Mid-Atlantic	23,286	(19,072)	4,214
Southeast	5,044	—	5,044
Other Homebuilding	11,249	(4,364)	6,885

Total	$68,613	$(52,470)	$16,143

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

(2) Supplemental Cash Flow Information
During the nine months ended June 30, we paid interest of $122.9 million in 2008 and $126.9 million in 2007. In addition, we paid income taxes of $0.8 million in 2008 and $15.7 million in 2007 and received tax refunds of $56.6 million in fiscal 2008 related to the carryback of tax losses. We also had the following non-cash activity (in thousands):

	Nine Months Ended
	June 30,
	2008	2007
Supplemental disclosure of non-cash activity:
Decrease in consolidated inventory not owned	$(94,926)	$(67,653)
Land acquired through issuance of notes payable	32,786	46,539
Issuance of stock under deferred bonus stock plans	94	426
(3) Inventory

		September 30,
(in thousands)	June 30, 2008	2007
Homes under construction	$626,890	$787,102
Development projects in progress	600,175	1,233,140
Land held for future development	364,163	324,350
Land held for sale	215,679	49,473
Model homes	101,320	143,726

Total owned inventory	$1,908,227	$2,537,791

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 300 ($60.2 million) and 862 ($179.4 million) completed homes that were not subject to a sales contract at June 30, 2008 and September 30, 2007, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for sale as of June 30, 2008 principally included land held for sale in the markets we have decided to exit including Denver, Colorado, Columbus and Cincinnati, Ohio, Lexington, Kentucky and Charlotte, North Carolina.
Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	June 30, 2008				September 30, 2007
	Projects in	Held for Future	Land Held for	Total Owned	Projects in	Held for Future	Land Held for	Total Owned
	Progress	Development	Sale	Inventory	Progress	Development	Sale	Inventory

West Segment	$339,665	$293,179	$35,529	$668,373	$581,763	$286,912	$35,578	$904,253
Mid-Atlantic Segment	295,504	41,072	86,873	423,449	430,677	9,035	—	439,712
Florida Segment	89,747	13,912	13,172	116,831	196,080	7,337	—	203,417
Southeast Segment	211,020	10,502	58,437	279,959	362,609	10,502	1,407	374,518
Other	246,083	5,498	21,668	273,249	396,630	10,564	12,488	419,682
Unallocated	146,366	—	—	146,366	196,209	—	—	196,209

Total	$1,328,385	$364,163	$215,679	$1,908,227	$2,163,968	$324,350	$49,473	$2,537,791

The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded (in thousands):

	Quarter Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Development projects and homes in process (Held for Development)
West	$20,371	$57,623	$145,792	$140,532
Mid-Atlantic	2,402	6,516	52,280	41,495
Florida	9,032	16,931	21,171	54,904
Southeast	9,817	7,204	27,427	12,075
Other	2,085	14,960	7,409	39,450
Unallocated	3,053	6,194	19,790	18,389

Subtotal	$46,760	$109,428	$273,869	$306,845

Land Held for Sale
West	$6,910	$—	$7,714	$3,105
Mid-Atlantic	5,631	—	14,802	—
Florida	804	—	23,839	—
Southeast	3,793	—	19,246	500
Other	3,828	—	44,458	350

Subtotal	$20,966	$—	$110,059	$3,955

Lot Option Abandonments
West	$14,134	$19,858	$14,962	$31,616
Mid-Atlantic	21	14,477	6,679	19,174
Florida	606	7,209	4,354	21,481
Southeast	684	2,685	28,074	5,934
Other	12,311	587	13,857	10,851

Subtotal	$27,756	$44,816	$67,926	$89,056

Total	$95,482	$154,244	$451,854	$399,856

The inventory impaired during the three and nine months ended June 30, 2008 represented 2,430 and 8,850 lots in 44 and 191 communities with an estimated fair value of $164.2 million and $556.2 million, respectively. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the continued significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. Fiscal year to date, our West and Mid-Atlantic segments experienced the most significant amount of inventory impairments as compared to our other homebuilding segments due to the fact that the number of owned land and lots in the West and Mid-Atlantic segments comprise approximately 29.5% and 12.7%, respectively, of our total land and lots owned as of June 30, 2008 and approximately 37.4% and 19.9%, respectively, of the dollar value of our held for development inventory as of June 30, 2008. In addition, our homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was partially driven by speculative purchases and the availability of mortgage credit during those time periods. The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale.
The impairments recorded in our other segments are primarily as a result of continued price competition brought on by the continued high levels of new and resale home inventory for sale during the three and nine months ended June 30, 2008 that has resulted in increased sales incentives and home sales price declines as we attempt to increase new orders and generate cash to the Company.
During the three and nine months ended June 30, 2008, as a result of the Company’s decision to re-allocate capital employed through strategic sales of select properties and through the exiting of certain markets no longer viewed as strategic and based on current estimated fair values, less costs to sell, as compared to book values, we recorded impairments on land held for sale. During the three months ended June 30, 2008, we decided to exit the Denver, Colorado and Fresno, California markets.
We also have access to land inventory through lot option contracts, which generally enables us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $76.7 million at June 30, 2008. This amount includes non-refundable letters of credit of approximately $12.8 million. The total remaining purchase price, net of cash deposits, committed under all options was $861.6 million as of June 30, 2008. Only $34.8 million of the total remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.
In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded lot option abandonment charges during the three and nine months ended June 30, 2008 of $27.8 million and $67.9 million, respectively. We recorded lot option abandonment charges of $44.8 million and $89.1 million during the three and nine months ended June 30, 2007, respectively. Southeast and Other Homebuilding segments represented 41.3% and 20.4% of the nine-month fiscal 2008 abandonments, respectively, as we made the decision to abandon certain option contracts that no longer fit in our long-term strategic plan and related to our decision to exit our Colorado and Kentucky markets.
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
We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at June 30, 2008 and September 30, 2007 reflect consolidated inventory not owned of $120.3 million and $237.4 million, respectively. We consolidated $37.1 million and $92.3 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of June 30, 2008 and September 30, 2007, respectively. In addition, as of June 30, 2008 and September 30, 2007, we recorded $83.3 million and $145.1 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $83.0 million at June 30, 2008 and $177.9 million at September 30, 2007. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.
(4) Investments in Unconsolidated Joint Ventures
As of June 30, 2008 we participated in 19 land development joint ventures in which Beazer Homes had less than a controlling interest. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. Equity in loss of unconsolidated joint ventures was $(18.6) million and $(0.9) million for the three months ended June 30, 2008 and 2007 and $(75.1) million and $(7.0) million for the nine months ended June 30, 2008 and 2007, respectively. Equity in loss of unconsolidated joint ventures for three and nine months ended June 30, 2008 included the writedown of our investment in certain of our joint ventures, reflecting $18.5 million and $63.0 million, respectively, of impairments of inventory held within those ventures in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. Joint venture impairments totaled $3.1 million for the nine months ended June 30, 2007. Our joint ventures typically obtain secured acquisition and development financing. The following table presents our investment in and guarantees under our unconsolidated joint ventures, as well as total equity and outstanding borrowings of these joint ventures as of June 30, 2008 and September 30, 2007:

	June 30,	September 30,
(in thousands)	2008	2007
Beazer’s investment in joint ventures	$37,727	$109,143
Total equity of joint ventures	367,353	523,597
Total outstanding borrowings of joint ventures	640,191	785,437
Beazer’s portion of loan to maintenance guarantees	5,970	7,717
Beazer’s portion of repayment guarantees	39,080	42,307
The decrease in our investment in these joint ventures from September 30, 2007 to June 30, 2008 relates primarily to $63.0 million of impairments of inventory held within the joint ventures. In connection with the exchange of our interest in two joint ventures with our joint venture partner during the second quarter of fiscal 2008, we also acquired that partner’s interest in two separate joint ventures. In connection with the acquisition of one of these joint ventures, we assumed the joint venture’s debt of approximately $22.7 million.
At June 30, 2008 and September 30, 2007, total borrowings outstanding above, include $374.4 million and $450.6 million related to one joint venture in which we are a 2.58% partner. During the three months ended March 31, 2008, the lender to this joint venture notified the joint venture partners that it believes the joint venture is in default of certain joint venture loan agreements as a result of certain of the Company’s joint venture partners not complying with all aspects of the joint ventures’ loan agreements. The lender has not taken any action against the joint venture or the Company at this time. The joint venture partners are currently in discussions with the lender. The Company’s share of the debt is approximately $9.7 million at June 30, 2008 with a total repayment guarantee of $15.1 million. Our equity interest at June 30, 2008 was $8.4 million in this joint venture.
As of June 30, 2008, the debt related to two of our unconsolidated joint ventures has matured. Total borrowings outstanding related to these two joint ventures, in each of which we are a 50% partner, was $33.2 million. In one instance, the joint venture has received notice from the lender demanding payment in full. The Company and its joint venture partner are currently in discussions with the lender.
In some instances, Beazer Homes and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At June 30, 2008, these guarantees included, for certain joint ventures, construction completion guarantees, loan to value maintenance agreements, repayment guarantees and environmental indemnities. See Note 9 for further discussion of these guarantees.
We also participated in one land development joint venture in which Beazer Homes obtained a controlling interest during the quarter ended March 31, 2008. This joint venture has been consolidated in our consolidated financial statements and, as such, is excluded from the information provided above.
(5) Interest
Our ability to capitalize all interest incurred during fiscal 2008 has been limited by the reduction in our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Capitalized interest in inventory, beginning of period	$78,665	$93,239	$87,560	$78,996
Interest incurred	34,234	37,394	105,214	112,102
Capitalized interest impaired	(1,875)	(3,314)	(12,468)	(9,140)
Interest disallowed for capitalization and included as other expense	(15,873)	—	(35,866)	—
Capitalized interest amortized to house construction and land sales expenses	(26,693)	(30,040)	(75,982)	(84,679)

Capitalized interest in inventory, end of period	$68,458	$97,279	$68,458	$97,279

(6) Earnings Per Share and Stockholders’ Equity
Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Loss from continuing operations	$(109,694)	$(118,930)	$(476,078)	$(258,389)
(Loss) income from discontinued operations, net of tax	(148)	183	(1,893)	2,548

Net loss	$(109,842)	$(118,747)	$(477,971)	$(255,841)

Weighted average number of shares:
Basic	38,551	38,459	38,546	38,388
Diluted	38,551	38,459	38,546	38,388

Earnings (loss) per share:
Basic loss per share from continuing operations	$(2.85)	$(3.09)	$(12.35)	$(6.73)
Basic earnings (loss) per share from discontinued operations	$—	$—	$(0.05)	$0.07
Basic loss per share	$(2.85)	$(3.09)	$(12.40)	$(6.66)

Diluted loss per share from continuing operations	$(2.85)	$(3.09)	$(12.35)	$(6.73)
Diluted earnings (loss) per share from discontinued operations	$—	$—	$(0.05)	$0.07
Diluted loss per share	$(2.85)	$(3.09)	$(12.40)	$(6.66)
In computing diluted loss per share for the three and nine months ended June 30, 2008 and June 30, 2007, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect.

(7) Borrowings
At June 30, 2008 and September 30, 2007 we had the following borrowings (in thousands):

		June 30,	September 30,
	Maturity Date	2008	2007
Revolving Credit Facility	July 2011	$—	$—
8 5/8% Senior Notes*	May 2011	180,000	180,000
8 3/8% Senior Notes*	April 2012	340,000	340,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	50,388	118,073
Model home financing obligations	Various Dates	86,388	114,116
Unamortized debt discounts		(2,682)	(3,033)

Total		$1,762,187	$1,857,249

*	Collectively, the “Senior Notes”
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
Revolving Credit Facility — In July 2007, we replaced our former credit facility with a new $500 million, four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks, which matures in 2011. As a result of a series of amendments, as more fully described below, the Revolving Credit Facility is now a $400 million secured revolving credit facility. The Revolving Credit Facility has a $350 million sublimit for the issuance of standby letters of credit. We have the option to elect two types of loans under the Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Revolving Credit Facility). The Revolving Credit Facility contains various operating and financial covenants. Substantially all of our significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 12).
We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility at June 30, 2008 or September 30, 2007; however, we had $71.5 million and $133.3 million of letters of credit outstanding under the Revolving Credit Facility at June 30, 2008 and September 30, 2007, respectively.
On October 10, 2007, we entered into a waiver and amendment of our Revolving Credit Facility, waiving events of default through May 15, 2008 under the facility arising from our failure to file or deliver reports or other information we would be required to file with the SEC and our decision to restate our financial statements. Under this and the October 26, 2007 amendments, all obligations under the Revolving Credit Facility are secured by certain assets and our ability to borrow under this facility is subject to satisfaction of a secured borrowing base. We are permitted to grow the borrowing base by adding additional cash and/or real estate as collateral securing the Revolving Credit Facility. In addition, we obtained additional flexibility with respect to our financial covenants in the Revolving Credit Facility.
On May 13, 2008 and June 30, 2008, we obtained limited waivers which relaxed, through August 15, 2008, our minimum consolidated tangible net worth and maximum leverage ratio requirements under our Revolving Credit Facility. During the term of the limited waivers, the minimum consolidated tangible net worth could not be less than $700 million and the leverage ratio could not exceed 2.50 to 1.00.

On August 7, 2008, we entered into an amendment to our Revolving Credit Facility which changed the size, covenants and pricing for the facility. The size of the Revolving Credit Facility was reduced from $500 million to $400 million and is subject to further reductions to $250 million and $100 million if our consolidated tangible net worth (defined in the agreement as stockholders’ equity less intangible assets) falls below $350 million and $250 million, respectively. The facility size is also subject to reduction to $250 million if our leverage ratio (defined in the agreement as the ratio of consolidated debt (net of average unrestricted cash in excess of $20 million) to consolidated tangible net worth) exceeds 5.0x (or 3.5x excluding the effect of any deferred tax valuation allowance). Further, the facility size is subject to reduction to $200 million if our interest coverage ratio for the quarter ending June 30, 2010 is less than 1.0x.
Availability under the facility continues to be subject to satisfaction of a secured borrowing base. The amendment provides that the book value of the assets securing the facility must exceed 3.0x the outstanding loans and letters of credit. Such coverage level increases to 4.5x and 6.0x to the extent the facility size is reduced to $250 million or $100 million, respectively. At June 30, 2008, we had available borrowing capacity of $90.7 million under the Revolving Credit Facility. At August 7, 2008, after giving effect to the amendment, we had no additional borrowing capacity available under the facility.
The interest margins under the Revolving Credit Facility were increased and are now based on the facility size. The Eurodollar Margin under the facility is now 4.5%. To the extent the facility size is reduced to $250 million or $100 million, the Eurodollar Margin will increase to 5.0% and 5.5%, respectively.
The financial maintenance covenants pertaining to the leverage ratio, interest coverage ratio and land inventory were eliminated as part of the August amendment. The remaining financial maintenance covenants are a minimum tangible net worth covenant (which requires us to have at least $100 million of consolidated tangible net worth) and a minimum liquidity covenant. The minimum liquidity covenant, which is applicable for so long as our interest coverage ratio is less than 1.75x, requires us to maintain either (a) $120 million of unrestricted cash and borrowing base availability or (b) a ratio (the “Adjusted Coverage Ratio”) of adjusted cash flow from operations (defined in the agreement as cash flow from operations plus interest incurred) to interest incurred of at least 1.75x.
We believe that the elimination and relaxation of the financial maintenance covenants will permit us to comply with the amended covenants for the foreseeable future. However, further deteriorations in the housing market generally, or in our business particularly, could result in our having to seek additional amendments or waivers under the Revolving Credit Facility. To the extent that we default any of these covenants and we are unable to obtain waivers, the lenders under the Revolving Credit Facility could accelerate our obligations thereunder. Any such acceleration would result in an event of default under our Senior Notes described below and would permit the holders thereof to accelerate our obligations under the Senior Notes.
Senior Notes — The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Revolving Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At June 30, 2008, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.
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
On October 26, 2007, we obtained consents from holders of our Senior Notes to approve amendments of the indentures under which the Senior Notes were issued. These amendments restrict our ability to secure additional debt in excess of $700 million until certain conditions are met and enable us to invest up to $50 million in joint ventures. The consents also provided us with a waiver of any and all defaults under the Senior Notes that may have occurred on or prior to May 15, 2008 relating to filing or delivering annual and quarterly financial statements. Fees and expenses related to obtaining these consents totaled approximately $21 million. The recording of such fees and expenses has been deferred and will be amortized as an adjustment to interest expense in accordance with EITF 96-19 — “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”
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
On April 30, 2008, we received a default notice from The Bank of New York Trust Company, National Association, the trustee under the indenture governing these junior subordinated notes. The notice alleged that we were in default under the indenture because we had not yet furnished certain required information (including our annual audited and quarterly unaudited financial statements). The notice further alleged that this default would become an event of default under the indenture if not remedied within 30 days. The Company subsequently delivered the information that was subject to the default notice thereby curing any alleged default that may have occurred.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of June 30, 2008 and September 30, 2007, we had outstanding notes payable of $50.4 million and $118.1 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2012 and had fixed and variable rates ranging from 5.4% to 8.0% at June 30, 2008. These notes are secured by the real estate to which they relate. During the first nine months of fiscal 2008, we repaid $100.5 million of these secured notes payable. In connection with the exchange of our interest in two joint ventures to our joint venture partner, we also acquired that partner’s interest in two separate joint ventures. In connection with the acquisition of one of these ventures, we assumed the joint venture’s debt of approximately $22.7 million which is included in other secured notes payable as of June 30, 2008.
Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $86.4 million and $114.1 million of debt as of June 30, 2008 and September 30, 2007, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 7.0% as of June 30, 2008, and expire at various times through 2015.
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
Since the adoption of FIN 48 on October 1, 2007, there have been no material changes to the components of the Company’s total unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate. It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease as a result of the potential resolution with the IRS relating to issues stemming from fiscal year 2003 and 2004 federal income tax returns, in addition to the resolution of various state income tax audits and/or appeals. The change that could occur within the next 12 months, however, cannot be estimated at this time. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2003 through 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the income tax provision, consistent with the Company’s historical accounting policy. After the adoption of FIN 48, the total amount of gross accrued interest and penalties was $19.3 million. The Company recorded an additional $2.3 million and $4.1 million of gross interest and penalties during the three and nine months ended June 30, 2008, respectively, in accordance with FIN 48, resulting in a $23.4 million accrued balance at June 30, 2008. The Company’s liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of other liabilities.
Primarily as a result of recording significant inventory impairment charges during fiscal 2007 and in the nine months ended June 30, 2008, the balance of our deferred tax assets increased substantially. The net deferred tax asset of $416.4 million as of June 30, 2008 assumes that the value of these assets will be realized. In assessing the recoverability of deferred tax assets, we analyze all evidence, both positive and negative. As of June 30, 2008, the positive evidence we considered included (1) the cyclical nature of the homebuilding industry; (2) our long history of profitability; (3) the determination that we are not in a cumulative loss position; (4) our experience that no NOLs have expired unutilized; (5) our ability to carryback NOLs; and (6) the steps we are taking to improve our future profitability. As of June 30, 2008, we considered the negative evidence including (1) our fiscal year-to-date 2008 loss and the expectation of losses in the remainder of fiscal 2008 and (2) the uncertainty as to the timing of when the homebuilding industry will rebound. After consideration of this evidence, we believe that as of June 30, 2008, it is more likely than not that our net deferred tax assets are recoverable. If market conditions within the homebuilding industry do not improve or continue to worsen and/or our assessment of the positive and negative evidence changes, it may affect our ability to fully realize the value of these assets, which may require a valuation adjustment and additional income tax expense in our consolidated statements of operations, and such expense could be material.
Our income tax receivable was $144.5 million and $64.0 million as of June 30, 2008 and September 30, 2007, respectively. This receivable relates primarily to the carryback of losses incurred in fiscal 2007 and the nine months ended June 30, 2008 to open tax years in which we previously paid significant income taxes. During the nine months ended June 30, 2008, we received $56.6 million of federal income tax refunds related to open tax years in which we previously paid taxes.
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
Our warranty reserves at June 30, 2008 and 2007 include accruals for Trinity Homes LLC (“Trinity”) moisture intrusion issues discussed more fully below. Warranty reserves are included in other liabilities and the provision for warranty accruals is included in home construction and land sales expenses in the unaudited condensed consolidated financial statements. We record reserves covering anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by operating segment. An analysis by operating segment allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also contemplates the existence of any non-recurring or community-specific warranty related matters that might not be contemplated in our historical data and trends. As a result of our analyses, we adjust our estimated warranty liabilities. While we believe that our warranty reserves are adequate, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve. Our warranty reserves, which include amounts related to the Trinity moisture intrusion issues discussed below, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance at beginning of period	$47,103	$87,467	$57,053	$99,030
Provisions (reductions) (1)	631	(4,163)	6,863	6,495
Payments	(5,558)	(10,124)	(21,740)	(32,345)

Balance at end of period	$42,176	$73,180	$42,176	$73,180

(1)	Upon review of the adequacy of the warranty reserves, it was determined that the warranty reserve as of June 30, 2008 and 2007, respectively, contained reserves in excess of anticipated claims related to the Trinity moisture intrusion issues. As a result, the provision for warranty reserves for the three and nine months ended June 30, 2007 was reduced by $6.0 million and $12.0 million, respectively, and the provision for warranty reserves for the three and nine months ended June 30, 2008 was reduced by $0.9 million and $1.9 million, respectively.
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
As of June 30, 2008, there were four pending lawsuits related to such complaints received by Trinity. All suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate. Additionally, a class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC. The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004.
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
Under the settlement, subject to Trinity’s timely performance of the specified assessments and remediation activities for homeowners who file claims, each homeowner releases Trinity, Beazer Homes Investment, LLC and other affiliated companies, including Beazer Homes, from the claims asserted in the class action lawsuit, claims arising out of external moisture intrusion, claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others. No appeals of the court’s order approving the settlement were received by the court within the timeframe established by the court. The Company sent out the claims notices on December 17, 2004, and the class members had until February 15, 2005 to file claims. A total of 1,310 valid claims were filed (of the 2,161 total class members), of which 613 complaints had been received prior to our receipt of the claim notices. Class members who did not file a claim by February 15, 2005 are no longer able to file a class action claim under the settlement or pursue an individual claim against Trinity. As of June 30, 2008, we have completed remediation of 1,755 homes related to 1,853 total Trinity claims.
Our warranty reserves at June 30, 2008 and September 30, 2007 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion. Warranty reserves also include accruals for class action claims received, pursuant to the settlement discussed above, from class members who had not previously contacted Trinity with complaints.
The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred. Homes for which we receive complaints are classified into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.
As of June 30, 2008 and September 30, 2007, we accrued for our estimated cost to remediate homes that we had assessed and assigned to one of the above categories, as well as our estimated cost to remediate those homes for which an assessment had not yet been performed. For purposes of our accrual, we have historically assigned homes not yet assessed to categories based on our expectations about the extent of damage and trends observed from the results of assessments performed to date. In addition, our cost estimation process considers the subdivision of the claimant along with the categorization discussed above. Once a home is categorized, detailed budgets are used as the basis to prepare our estimated costs to remediate such home.
During fiscal 2004, we initiated a program under which we offered to repurchase a limited number of homes from specific homeowners. The program was concluded during the first quarter of fiscal 2005. We have repurchased a total of 54 homes under the program. During the nine months ended June 30, 2008, the Company sold six of the repurchased homes, bringing the total homes sold to date to 43. The remaining 11 homes are included in owned inventory at a net realizable value totaling $2.6 million.
The following accruals at June 30, 2008 represent our best estimates of the costs to resolve all asserted complaints associated with Trinity moisture intrusion issues. We regularly review our estimate of these costs. Since the commencement of the remediation program, our remediation cost per home has continued to decrease as homes requiring more extensive repairs were addressed first and our internal processes and procedures, including enhanced contractor bid negotiations and inspections, improved as experience gained in addressing these issues has yielded meaningful benefits on a per home basis. As a result, we adjust our estimate of warranty liabilities for each new claim and our estimate of the remaining expenditures to remediate the remaining homes in the class. Changes in the accrual for Trinity moisture intrusion issues during the period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance at beginning of period	$5,909	$36,975	$12,116	$47,704
Reductions	(936)	(6,000)	(1,906)	(12,000)
Payments	(778)	(3,309)	(6,015)	(8,038)

Balance at end of period	$4,195	$27,666	$4,195	$27,666

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
Loan to Value Maintenance Agreements
We and our joint venture partners generally provide credit enhancements to acquisition, development and construction borrowings in the form of loan to value maintenance agreements, which can limit the amount of additional funding provided by the lenders (although not generally requiring repayment of the borrowings) to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the borrowings. During the nine months ended June 30, 2008 and 2007, we were not required to make any payments on the loan to value maintenance guarantees. At June 30, 2008 and September 30, 2007 respectively, we had total loan to value maintenance guarantees of $6.0 million and $7.7 million related to our unconsolidated joint venture borrowings. This amount represents the Company’s maximum exposure to loss from such loan to value maintenance guarantees without regard to the underlying value of the collateral and any defenses that may be available to us against any attempted enforcement of such guarantees.
Repayment Guarantees
We and our joint venture partners have repayment guarantees related to certain joint venture’s borrowings. These repayment guarantees require the repayment of all or a portion of the debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowing or files for bankruptcy. During the nine months ended June 30, 2008, we were not required to make payments related to any portion of the repayment guarantees. At June 30, 2008 and September 30, 2007 respectively, we had repayment guarantees of $39.1 million and $42.3 million related to the borrowings on these applicable unconsolidated joint ventures, some of which are only triggered upon bankruptcy of the joint venture.
Environmental Indemnities
Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the quarters ended June 30, 2008 and 2007, we were not required to make any payments related to environmental indemnities.
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
Other Matters
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of June 30, 2008, no monetary penalties had been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.
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
We have accrued $18.5 million and $17.6 million in other liabilities related to these matters as of June 30, 2008 and September 30, 2007, respectively.
We had performance bonds and outstanding letters of credit of approximately $447.7 million and $60.8 million, respectively, at June 30, 2008 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $13.3 million relating to our land option contracts discussed in Note 3. We do not believe that any such letters of credit or bonds are likely to be drawn upon.
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
Independent Investigation. The Audit Committee of the Beazer Homes Board of Directors has completed the Investigation of Beazer Homes’ mortgage origination business, including, among other things, investigating certain evidence that the Company’s subsidiary, Beazer Mortgage Corporation, violated U.S. Department of Housing and Urban Development (“HUD”) regulations and may have violated certain other laws and regulations in connection with certain of its mortgage origination activities. The results of the Investigation are fully described in Notes 14 and 17 to the consolidated financial statements included in Item 8 of our 2007 Form 10-K.
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
We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. See Notes 14 and 17 to the consolidated financial statements included in Item 8 of our 2007 Form 10-K for additional discussion of this matter. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of June 30, 2008.
Effective February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender arrangement with a national third-party mortgage provider. This exclusive arrangement will continue to offer our homebuyers the option of a simplified financing process while enabling us to focus on our core competency of homebuilding.
Litigation
Securities Class Action. Beazer Homes and certain of our current and former officers (the “Individual Defendants”), as well as our Independent Registered Accounting Firm, are named as defendants in putative class action securities litigation pending in the United

States District Court for the Northern District of Georgia. Three separate complaints were initially filed between March 29 and May 21, 2007. The cases were subsequently consolidated by the court and the court appointed Glickenhaus & Co. and Carpenters Pension Trust Fund for Northern California as lead plaintiffs. On June 27, 2008, lead plaintiffs filed an Amended and Consolidated Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”), which purports to assert claims on behalf of a class of persons and entities that purchased or acquired the securities of Beazer Homes during the period January 27, 2005 through May 12, 2008. The Consolidated Complaint asserts a claim against the defendants under Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder for allegedly making materially false and misleading statements regarding our business and prospects, including, among other things, alleged misrepresentations and omissions related to alleged improper lending practices in our mortgage origination business, alleged misrepresentations and omissions related to improper revenue recognition and other accounting improprieties and alleged misrepresentations and omissions concerning our land investments and inventory. The Consolidated Complaint also asserts claims against the Individual Defendants under Sections 20(a) and 20A of the Exchange Act. Lead plaintiffs seek a determination that the action is properly maintained as a class action, an unspecified amount of compensatory damages and costs and expenses, including attorneys’ fees. The Company intends to vigorously defend against these actions.
Derivative Shareholder Actions. Certain of Beazer Homes’ current and former officers and directors were named as defendants in a derivative shareholder suit filed on April 16, 2007 in the United States District Court for the Northern District of Georgia. The complaint also names Beazer Homes as a nominal defendant. The complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched. Plaintiffs seek an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. An additional lawsuit was filed subsequently on August 29, 2007 in the United States District Court for the Northern District of Georgia asserting similar factual allegations. A motion to consolidate the two Georgia derivative actions is pending, and the plaintiffs are expected to designate the operative complaint within five days after the court consolidates the actions. Additionally, on September 12, 2007, another derivative suit was filed in Delaware Chancery Court, and the plaintiffs filed an amended complaint in that Delaware action on October 26, 2007. The Delaware complaint raises similar factual and legal claims as those asserted by the plaintiffs in the Georgia derivative actions. The defendants have moved to dismiss the Delaware action, or in the alternative, to stay the case pending resolution of the derivative litigation pending in Georgia. The defendants intend to vigorously defend against these actions.
ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (“ERISA”), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently on May 11, 2007, May 14, 2007, June 15, 2007 and July 27, 2007 in the United States District Court for the Northern District of Georgia making similar allegations. The court consolidated these five lawsuits, and on June 27, 2008, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Beazer Homes, our chief executive officer, certain current and former directors of the Company, including the members of the Compensation Committee of the Board of Directors, and certain employees of the Company who acted as members of the Company’s 401(k) Committee. The Company intends to vigorously defend against these actions.
Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. Beazer Homes’ subsidiaries, Beazer Homes Corp. and Beazer Mortgage Corporation, were named as defendants in a putative class action lawsuit filed on March 23, 2007 in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division. The complaint was filed as a putative class action. The purported class is defined as North Carolina residents who purchased homes in subdivisions in North Carolina containing homes constructed by the defendants where the foreclosure rate is allegedly significantly higher than the state-wide average. The complaint alleged that the defendants utilized unfair trade practices to allow low-income purchasers to qualify for loans they allegedly could not afford, resulting in foreclosures that allegedly diminished plaintiffs’ property values. Plaintiffs sought an unspecified amount of compensatory damages and also requested that any damage award be trebled. On April 25, 2008, the District Court granted the defendants’ motion to dismiss and dismissed all causes of action with prejudice. Plaintiffs appealed the dismissal to the United States Court of Appeals for the Fourth Circuit. On July 21, 2008, Plaintiffs filed a consent motion to dismiss the appeal with prejudice, and the Court of Appeals entered an order of dismissal and mandate the same day. This case is now concluded.
A second putative homeowner class action lawsuit was filed on April 23, 2007 in the United States District Court for the District of South Carolina, Columbia Division. The complaint alleged that Beazer Homes Corp. and Beazer Mortgage Corporation illegally facilitated the financing of the purchase of homes sold to low-income purchasers, who allegedly would not have otherwise qualified for the loans. Certain of the plaintiffs also alleged that the defendants’ practices resulted in foreclosures that allegedly diminished plaintiffs’ property values. The complaint demanded an unspecified amount of damages, including damages for alleged violations of federal RICO statutes and punitive damages. The Company filed a motion to dismiss and the District Court dismissed all causes of action with prejudice on September 10, 2007. The plaintiffs subsequently filed a motion for reconsideration which the District Court denied. The plaintiffs did not file a notice of appeal, and this case is now concluded.

An additional putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (“RESPA”) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants moved to dismiss the Complaint on June 4, 2008. On July 25, 2008, in lieu of a response to the motion to dismiss, plaintiff filed an amended complaint. The Company has not yet filed a responsive pleading or motion, but intends to vigorously defend this action.
Beazer Homes Corp. and Beazer Mortgage Corporation are also named defendants in a lawsuit filed on July 3, 2007, in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division, but remanded on April 23, 2008 to the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The complaint was filed on behalf of ten individual homeowners who purchased homes from Beazer in Mecklenburg County. The complaint alleges certain deceptive conduct by the defendants and brings various claims under North Carolina statutory and common law, including a claim for punitive damages. On June 27, 2008 a second amended complaint, which added two plaintiffs to the lawsuit, was filed. The case has been designated as “exceptional” pursuant to Rule 2.1 of the General Rules of Practice of the North Carolina Superior and District Courts and has been assigned to the docket of the North Carolina Business Court. The Company filed a motion to dismiss on July 30, 2008 and intends to vigorously defend against this action.
Beazer Homes’ subsidiaries Beazer Homes Holdings Corp. and Beazer Mortgage Corporation were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The lawsuit was amended on June 2, 2008 and named as defendants Beazer Homes Holdings Corp., Beazer Homes USA, Inc., and Security Title Insurance Company. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999 to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court. The Company intends to vigorously defend against the action.
For each of the above actions, no accrual has been recorded as of June 30, 2008 or September 30, 2007, as losses, if any, related to these matters are not both probable and estimable.
Bond Indenture Trustee Litigation. On September 10, 2007, we filed an Amended Complaint For Declaratory Judgment and Injunctive Relief in an action pending in the United States District Court in Atlanta, Georgia against the trustees under the indentures governing our outstanding senior and convertible senior notes. We sought, among other relief, a declaration from the court against the trustees that the delay in filing with the SEC our Form 10-Q for the quarterly period ended June 30, 2007 did not constitute a default under the applicable indentures and that the delay would not give rise to any right of acceleration on the part of the holders of the senior and convertible senior notes. On October 29, 2007, we notified the court and the trustees that we had successfully concluded a consent solicitation concerning the notes at issue. The consents provided us with a waiver of any and all defaults under the indentures at issue that may have occurred or may occur prior to May 15, 2008, due to our failure to file or deliver reports or other information we would be required to file with the SEC. On May 15, 2008, we completed the filing of all our previously past due periodic reports with the SEC. We thereafter delivered copies of all such reports to the trustees, pursuant to the applicable indentures. On June 25, 2008, the trustees and we filed a stipulation dismissing the litigation without prejudice. This case is now concluded.

(10) Stock Repurchase Program
On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. We did not repurchase any shares in the open market during the three or nine months ended June 30, 2008 and 2007. At June 30, 2008, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan. We have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and is unlikely in the foreseeable future.
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
Mid-Atlantic: Delaware, Maryland, New Jersey, New York, Pennsylvania, Virginia and West Virginia
Florida
Southeast: Georgia, North Carolina, South Carolina and Nashville, Tennessee
Other Homebuilding: Colorado, Indiana, Kentucky, Ohio, Texas and Memphis, Tennessee
During fiscal 2008, we have decided to exit certain homebuilding markets that do not meet our investment strategies. These markets include Colorado, Kentucky, Ohio, Charlotte, North Carolina and Fresno, California.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue
West	$111,557	$248,830	$344,942	$814,792
Mid-Atlantic	108,294	113,840	284,780	309,176
Florida	32,751	72,470	127,205	270,124
Southeast	77,204	152,121	246,013	491,359
Other homebuilding	124,892	164,417	355,770	482,128
Financial Services	880	1,778	2,939	5,469

Consolidated total	$455,578	$753,456	$1,361,649	$2,373,048

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating (loss) income (a)
West	$(41,402)	$(62,394)	$(158,245)	$(122,582)
Mid-Atlantic	5,061	(11,852)	(50,024)	(37,205)
Florida	(10,801)	(20,166)	(44,830)	(42,560)
Southeast	(12,313)	(1,917)	(75,784)	17,788
Other homebuilding	(17,582)	(14,580)	(75,139)	(52,429)
Financial Services	202	1,188	1,012	3,144

Segment operating loss	(76,835)	(109,721)	(403,010)	(233,844)

Corporate and unallocated (b)	(64,509)	(72,408)	(226,863)	(170,564)

Total operating loss	(141,344)	(182,129)	(629,873)	(404,408)

Equity in loss of unconsolidated joint ventures	(18,568)	(939)	(75,069)	(7,012)
Other (expense) income, net	(13,489)	2,664	(20,907)	7,870

Loss before income taxes	$(173,401)	$(180,404)	$(725,849)	$(403,550)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Depreciation and amortization
West	$1,705	$3,037	$4,778	$8,364
Mid-Atlantic	1,169	940	2,829	2,637
Florida	289	427	1,183	1,320
Southeast	524	859	2,189	2,862
Other homebuilding	1,532	1,544	4,739	4,503
Financial Services	8	(11)	22	24

Segment total	5,227	6,796	15,740	19,710

Corporate and unallocated (b)	819	977	2,510	3,128

Consolidated total	$6,046	$7,773	$18,250	$22,838

	June 30,	September 30,
	2008	2007
Assets (c)
West	$716,876	$940,161
Mid-Atlantic	480,146	546,182
Florida	125,273	242,733
Southeast	308,144	403,472
Other homebuilding	296,161	469,520
Financial Services	37,258	36,035
Corporate and unallocated (b)	1,182,199	1,279,017
Discontinued operations	314	12,901

Consolidated total	$3,146,371	$3,930,021

(a)	Operating loss includes charges related to the abandonment of lot option agreements totaling $27.8 million and $44.8 million for the three months ended June 30, 2008 and 2007 and $67.9 million and $89.1 million for the nine months ended June 30, 2008 and 2007, respectively. Operating loss also includes inventory impairment charges in the amounts of $67.7 million and $109.4 million for the three months ended June 30, 2008 and 2007 and $383.9 million and $310.8 million for the nine months ended June 30, 2008 and 2007, respectively, which have been recorded in the segments to which the inventory relates (see Note 3).

(b)	Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. In addition, for the three and nine months ended June 30, 2008, corporate and unallocated also includes $11.0 million and $28.2 million, respectively, of investigation and related expenses. The three and nine months ended June 30, 2007 included $0.9 million of investigation and related expenses.

(c)	Segment assets as of both June 30, 2008 and September 30, 2007 include goodwill assigned from prior acquisitions. See Note 1 for goodwill by segment as of June 30, 2008 and September 30, 2007.

(d)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other corporate items that are not allocated to the segments.
(12) Supplemental Guarantor Information
As discussed in Note 7, our obligation to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of our subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes. We have determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented. In June 2008, Beazer Mortgage Corp. became a guarantor of the Revolving Credit Facility and certain of the Company’s Senior Notes.

Beazer Homes USA, Inc.
Condensed Consolidating Balance Sheet Information
June 30, 2008
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp	Subsidiaries	Adjustments	USA, Inc.

ASSETS
Cash and cash equivalents	$323,583	$8,702	$175	$1,743	$(20,001)	$314,202
Restricted cash	—	903	—	—	—	903
Accounts receivable	—	53,031	6	55	—	53,092
Income tax receivable	144,544	—	—	—	—	144,544
Owned inventory	—	1,908,227	—	—	—	1,908,227
Consolidated inventory not owned	—	120,316	—	—	—	120,316
Residential mortgage loans available-for-sale	—	—	93	—	—	93
Investments in unconsolidated joint ventures	3,093	34,634	—	—	—	37,727
Deferred tax assets	416,354	—	—	—	—	416,354
Property, plant and equipment, net	—	51,581	—	—	—	51,581
Goodwill	—	16,143	—	—	—	16,143
Investments in subsidiaries	864,060	—	—	—	(864,060)	—
Intercompany	891,055	(971,763)	56,883	3,824	20,001	—
Other assets	36,184	40,685	40	6,280	—	83,189

Total assets	$2,678,873	$1,262,459	$57,197	$11,902	$(864,060)	$3,146,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$90,111	$—	$—	$—	$90,111
Other liabilities	122,385	237,110	373	7,014	—	366,882
Intercompany	503	—	—	(503)	—	—
Obligations related to consolidated inventory not owned	—	83,005	—	—	—	83,005
Senior notes (net of discounts of $2,682)	1,522,318	—	—	—	—	1,522,318
Junior subordinated notes	103,093	—	—	—	—	103,093
Other notes payable	—	50,388	—	—	—	50,388
Model home financing obligations	86,388	—	—	—	—	86,388

Total liabilities	1,834,687	460,614	373	6,511	—	2,302,185

Stockholders’ equity	844,186	801,845	56,824	5,391	(864,060)	844,186

Total liabilities and stockholders’ equity	$2,678,873	$1,262,459	$57,197	$11,902	$(864,060)	$3,146,371

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
September 30, 2007
(in thousands)

						Consolidated
	Beazer			Other		Beazer
	Homes	Guarantor	Beazer	Non-Guarantor	Consolidating	Homes
	USA, Inc.	Subsidiaries	Mortgage Corp.	Subsidiaries	Adjustments	USA, Inc.

ASSETS
Cash and cash equivalents	$447,296	$—	$9,700	$1,559	$(4,218)	$454,337
Restricted cash	—	5,171	—	—	—	5,171
Accounts receivable	—	44,449	1,038	14	—	45,501
Income tax receivable	63,981	—	—	—	—	63,981
Owned inventory	—	2,537,791	—	—	—	2,537,791
Consolidated inventory not owned	—	237,382	—	—	—	237,382
Residential mortgage loans available-for-sale	—	—	781	—	—	781
Investments in unconsolidated joint ventures	3,093	106,050	—	—	—	109,143
Deferred tax assets	232,537	—	412	—	—	232,949
Property, plant and equipment, net	—	70,979	701	2	—	71,682
Goodwill	—	68,613	—	—	—	68,613
Investments in subsidiaries	1,397,158	—	—	—	(1,397,158)	—
Intercompany	956,941	(1,039,576)	50,774	6,729	25,132	—
Other assets	19,650	75,812	269	6,959	—	102,690

Total Assets	$3,120,656	$2,106,671	$63,675	$15,263	$(1,376,244)	$3,930,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$118,030	$—	$—	$—	$118,030
Other liabilities	60,419	372,050	4,958	7,657	8,005	453,089
Intercompany	(2,661)	—	—	2,661	—	—
Obligations related to consolidated inventory not owned	—	177,931	—	—	—	177,931
Senior Notes (net of discounts of $3,033)	1,521,967	—	—	—	—	1,521,967
Junior subordinated notes	103,093	—	—	—	—	103,093
Other secured notes payable	—	118,073	—	—	—	118,073
Model home financing obligations	114,116	—	—	—	—	114,116

Total Liabilities	1,796,934	786,084	4,958	10,318	8,005	2,606,299

Stockholders’ Equity	1,323,722	1,320,587	58,717	4,945	(1,384,249)	1,323,722

Total Liabilities and Stockholders’ Equity	$3,120,656	$2,106,671	$63,675	$15,263	$(1,376,244)	$3,930,021

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Operations Information
Three Months Ended June 30, 2008
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp.	Subsidiaries	Adjustments	USA, Inc.

Total revenue	$—	$455,427	$—	$151	$—	$455,578

Home construction and land sales expenses	26,693	380,819	—	—	—	407,512
Inventory impairments and option contract abandonments	1,875	93,607	—	—	—	95,482

Gross (loss) profit	(28,568)	(18,999)	—	151	—	(47,416)

Selling, general and administrative expenses	—	83,452	—	65	—	83,517

Depreciation and amortization	—	6,046	—	—	—	6,046
Goodwill impairment	—	4,365	—	—	—	4,365

Operating (loss) income	(28,568)	(112,862)	—	86	—	(141,344)
Equity in (loss) of unconsolidated joint ventures	—	(18,568)	—	—	—	(18,568)
Other (expense) income, net	(14,083)	567	—	27	—	(13,489)

(Loss) income before income taxes	(42,651)	(130,863)	—	113	—	(173,401)
(Benefit from) provision for income taxes	(15,964)	(47,776)	—	33	—	(63,707)
Equity in loss of subsidiaries	(83,007)	—	—	—	83,007	—

Net (loss) income from continuing operations	(109,694)	(83,087)	—	80	83,007	(109,694)
Net (loss) from discontinued operations	—	—	(148)	—	—	(148)
Equity in loss of subsidiaries	(148)	—	—	—	148	—

Net (loss) income	$(109,842)	$(83,087)	$(148)	$80	$83,155	$(109,842)

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Operations Information
Nine Months Ended June 30, 2008
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp. (a)	Subsidiaries	Adjustments	USA, Inc.

Total revenue	$—	$1,361,146	$—	$503	$—	$1,361,649

Home construction and land sales expenses	75,982	1,147,270	—	—	—	1,223,252
Inventory impairments and option contract abandonments	12,468	439,386	—	—	—	451,854

Gross (loss) profit	(88,450)	(225,510)	—	503	—	(313,457)

Selling, general and administrative expenses	—	245,472	—	224	—	245,696
Depreciation and amortization	—	18,250	—	—	—	18,250
Goodwill impairment	—	52,470	—	—	—	52,470

Operating (loss) income	(88,450)	(541,702)	—	279	—	(629,873)
Equity in (loss) of unconsolidated joint ventures	—	(75,069)	—	—	—	(75,069)
Other (expense) income, net	(28,122)	7,036	—	179	—	(20,907)

(Loss) income before income taxes	(116,572)	(609,735)	—	458	—	(725,849)
(Benefit from) provision for income taxes	(43,633)	(206,298)	—	160	—	(249,771)
Equity in loss of subsidiaries	(403,139)	—	—	—	403,139	—

Net (loss) income from continuing operations	(476,078)	(403,437)	—	298	403,139	(476,078)
Net (loss) from discontinued operations	—	—	(1,893)	—	—	(1,893)
Equity in loss of subsidiaries	(1,893)	—	—	—	1,893	—

Net (loss) income	$(477,971)	$(403,437)	$(1,893)	$298	$405,032	$(477,971)

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Operations Information
Three Months Ended June 30, 2007
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp.	Subsidiaries	Adjustments	USA, Inc.

Total revenue	$—	$752,968	$—	$488	$—	$753,456

Home construction and land sales expenses	37,394	617,449	—	—	(7,354)	647,489
Inventory impairments and option contract abandonments	—	154,244	—	—	—	154,244

Gross (loss) profit	(37,394)	(18,725)	—	488	7,354	(48,277)

Selling, general and administrative expenses	—	96,138	—	189	—	96,327
Depreciation and amortization	—	7,773	—	—	—	7,773
Goodwill impairment	—	29,752	—	—	—	29,752

Operating (loss) income	(37,394)	(152,388)	—	299	7,354	(182,129)
Equity in (loss) of unconsolidated joint ventures	—	(939)	—	—	—	(939)
Other income, net	—	2,617	—	47	—	2,664

(Loss) income before income taxes	(37,394)	(150,710)	—	346	7,354	(180,404)
(Benefit from) provision for income taxes	(15,516)	(49,222)	—	141	3,123	(61,474)
Equity in loss of subsidiaries	(97,052)	—	—	—	97,052	—

Net (loss) income from continuing operations	(118,930)	(101,488)	—	205	101,283	(118,930)
Net income from discontinued operations	—	—	183	—	—	183
Equity in income of subsidiaries	183	—	—	—	(183)	—

Net (loss) income	$(118,747)	$(101,488)	$183	$205	$101,100	$(118,747)

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Operations Information
Nine Months Ended June 30, 2007
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp.	Subsidiaries	Adjustments	USA, Inc.

Total revenue	$—	$2,371,672	$—	$1,376	$—	$2,373,048

Home construction and land sales expenses	112,102	1,938,008	—	—	(27,423)	2,022,687
Inventory impairments and option contract abandonments	—	399,856	—	—	—	399,856

Gross (loss) profit	(112,102)	33,808	—	1,376	27,423	(49,495)

Selling, general and administrative expenses	—	301,712	—	611	—	302,323
Depreciation and amortization	—	22,838	—	—	—	22,838
Goodwill impairment	—	29,752	—	—	—	29,752

Operating (loss) income	(112,102)	(320,494)	—	765	27,423	(404,408)
Equity in (loss) of unconsolidated joint ventures	—	(7,012)	—	—	—	(7,012)
Other income, net	—	7,738	—	132	—	7,870

(Loss) income before income taxes	(112,102)	(319,768)	—	897	27,423	(403,550)
(Benefit from) provision for income taxes	(43,534)	(112,625)	—	348	10,650	(145,161)
Equity in loss of subsidiaries	(189,821)	—	—	—	189,821	—

Net (loss) income from continuing operations	(258,389)	(207,143)	—	549	206,594	(258,389)
Net income from discontinued operations	—	—	2,548	—	—	2,548
Equity in income of subsidiaries	2,548	—	—	—	(2,548)	—

Net (loss) income	$(255,841)	$(207,143)	$2,548	$549	$204,046	$(255,841)

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2008
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp.	Subsidiaries	Adjustments	USA, Inc.

Net cash (used in)/provided by operating activities	$(193,242)	$221,400	$(3,952)	$293	$—	$24,499

Cash flows from investing activities:
Capital expenditures	—	(8,487)	536	2	—	(7,949)
Investments in unconsolidated joint ventures	—	(11,137)	—	—	—	(11,137)
Changes in restricted cash	—	4,268	—	—	—	4,268

Net cash (used in) provided by investing activities	—	(15,356)	536	2	—	(14,818)

Cash flows from financing activities:
Repayment of other secured notes payable	—	(100,472)	—	—	—	(100,472)
Repayment of model home financing obligations	(27,728)	—	—	—	—	(27,728)
Debt issuance costs	(21,135)	—	—	—	—	(21,135)
Common stock redeemed	(27)	—	—	—	—	(27)
Tax benefit from stock transactions	(454)	—	—	—	—	(454)
Advances to/from subsidiaries	118,873	(96,870)	(6,109)	(111)	(15,783)	—

Net cash provided by (used in) financing activities	69,529	(197,342)	(6,109)	(111)	(15,783)	(149,816)

(Decrease)/increase in cash and cash equivalents	(123,713)	8,702	(9,525)	184	(15,783)	(140,135)
Cash and cash equivalents at beginning of period	447,296	—	9,700	1,559	(4,218)	454,337

Cash and cash equivalents at end of period	$323,583	$8,702	$175	$1,743	$(20,001)	$314,202

Beazer Homes USA, Inc.
Unaudited Condensed Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2007
(in thousands)

			Beazer			Consolidated
	Beazer Homes	Guarantor	Mortgage	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Corp.	Subsidiaries	Adjustments	USA, Inc.

Net cash (used in)/provided by operating activities	$(248,780)	$300,159	$71,062	$(392)	$—	$122,049

Cash flows from investing activities:
Capital expenditures	—	(23,768)	(180)	—	—	(23,948)
Investments in unconsolidated joint ventures	—	(18,666)	—	—	—	(18,666)
Changes in restricted cash	—	(619)	—	—	—	(619)
Distributions from unconsolidated joint ventures	—	1,732	—	—	—	1,732

Net cash used in investing activities	—	(41,321)	(180)	—	—	(41,501)

Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	—	—	130,031	—	—	130,031
Repayment of credit facilities and warehouse line	—	—	(204,138)	—	—	(204,138)
Repayment of other secured notes payable	—	(14,431)	—	—	—	(14,431)
Repurchase of senior notes	(30,413)	—	—	—	—	(30,413)
Borrowings under model home financing obligations	5,061	—	—	—	—	5,061
Repayment of model home financing obligations	(5,618)	—	—	—	—	(5,618)
Debt issuance costs	—	—	(324)	—	—	(324)
Proceeds from stock option exercises	4,423	—	—	—	—	4,423
Common stock redeemed	(304)	—	—	—	—	(304)
Tax benefit from stock transactions	3,212	—	—	—	—	3,212
Dividends paid	(11,708)	—	—	—	—	(11,708)
Advances to/from subsidiaries	205,262	(244,407)	1,696	(200)	37,649	—

Net cash provided by (used in) financing activities	169,915	(258,838)	(72,735)	(200)	37,649	(124,209)

(Decrease)/increase in cash and cash equivalents	(78,865)	—	(1,853)	(592)	37,649	(43,661)
Cash and cash equivalents at beginning of period	254,915	—	10,664	829	(98,838)	167,570

Cash and cash equivalents at end of period	$176,050	$—	$8,811	$237	$(61,189)	$123,909

(13) Discontinued Operations
On February 1, 2008, the Company determined that it would discontinue its mortgage origination services through Beazer Mortgage Corporation (“BMC”). In February 2008, the Company entered into a new marketing services arrangement with Countrywide Financial Corporation (“Countrywide”), whereby the Company would market Countrywide as the preferred mortgage provider to its customers. In addition, during the nine months ended June 30, 2008, the Company wrote off its entire $7.1 million investment in Homebuilders Financial Network LLC (“HFN”). This writeoff is included in equity in loss of unconsolidated joint ventures in the accompanying condensed consolidated statements of operations. HFN was a joint venture investment which was established to provide loan processing services to mortgage originators. The Company assigned its ownership interest to its joint venture partner. The Company’s joint venture interest in HFN was not owned by Beazer Mortgage Corporation and, therefore, the associated write-off is not included in the discontinued operations information presented below.
The Company has classified the results of operations of BMC, previously included in our Financial Services segment, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). As of June 30, 2008, substantially all BMC operating activities have ceased. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of operations.

The results of the BMC operations classified as discontinued operations in the unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Total revenue	$—	$4,690	$3,497	$16,966
Exit and disposal charges of mortgage origination business	(28)	—	(621)	—
(Loss) income from discontinued operations before income taxes	(237)	381	(3,034)	4,165
(Benefit from) provision for income taxes	(89)	198	(1,141)	1,617
(Loss) income from discontinued operations, net of tax	$(148)	$183	$(1,893)	$2,548
The income (loss) from discontinued operations for the three and nine months ended June 30, 2008, included approximately $28,000 and $0.6 million of charges directly related to the cessation of BMC operating activities. These charges consist of approximately $435,000 for severance and termination benefits and approximately $186,000 for other expenses directly related to the liquidation.
Assets and liabilities from discontinued operations at June 30, 2008 and September 30, 2007, which entirely relates to BMC, consist of the following (in thousands):

	June 30,	September 30,
	2008	2007
ASSETS
Cash and cash equivalents	$175	$9,700
Accounts receivable	6	1,038
Residential mortgage loans available-for-sale	93	781
Other	40	1,382

Assets of discontinued operations	$314	$12,901

LIABILITIES
Trade accounts payable and other liabilities	$373	$4,958

Liabilities of discontinued operations	$373	$4,958

(14) Subsequent Events
On July 1, 2008, the Company completed the sale of two large condominium projects in Virginia for total cash proceeds of $85 million which approximated their fair value, less costs to sell, included in inventory as of June 30, 2008. As previously discussed in Note 7, on August 7, 2008, we entered into an amendment to our Revolving Credit Facility which changed the size, covenants and pricing for the facility. The Revolving Credit Facility is now a $400 million secured revolving credit facility.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook. The homebuilding environment continued to deteriorate during fiscal 2008 as consumer confidence declined, the availability of home mortgage credit tightened significantly and the economy continued to slow down. In addition, the supply of new and resale homes in the marketplace remained excessive for the levels of consumer demand. These pressures in the marketplace resulted in the continued use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels. We believe that the homebuilding market will remain challenging throughout fiscal 2008 and into fiscal 2009. In addition, as a result of the various ongoing investigations and litigation discussed herein and the issues relating thereto, we have been the subject of continuing negative publicity. This negative publicity has contributed to significant declines in the prices of our publicly traded securities. We believe this negative publicity has also discouraged and may continue to discourage a number of potential homebuyers from purchasing a home from us and has adversely affected our relationships with certain of our partners, such as land sellers, contractors and suppliers. Continuing negative publicity could continue to have a material adverse effect on our business and the market price of our publicly traded securities. We incurred expenses related to the investigation and related expenses of $11.0 million and $28.2 million for the three and nine months ended June 30, 2008 as compared to $0.9 million for both of the comparable periods in the prior fiscal year.

We have responded to this challenging environment with a disciplined operating approach, responding to what was during the third quarter of fiscal 2008 and what we expect will continue to be a challenging environment for the homebuilding industry. We continue to make reductions in direct costs and overhead expenses and remain committed to aligning our land supply and inventory levels to current expectations for lower home closings, exercising caution with respect to further investment in inventory. We have focused on the generation of cash from our existing inventory supply as the timing of a market recovery in housing is currently uncertain. In addition, in July 2008, we completed the sale of two condominium projects in Virginia to third parties for cash proceeds of approximately $85 million.
We have also undertaken a comprehensive review of each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entailed an evaluation of both external market factors and our position in each market and has resulted in the decision to discontinue homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH and Lexington, KY which was announced on February 1, 2008 and in Denver, CO and Fresno, CA which was announced during the third quarter of fiscal 2008. We intend to complete an orderly exit from each of these markets and remain committed to our remaining customer care responsibilities. We have committed to complete all homes under construction in these markets and are in the process of marketing the remaining land positions for sale. While the underlying basis for exiting each market was different, in each instance we concluded we could better serve shareholder interests by re-allocating the capital employed in these markets. As of June 30, 2008, these markets represented approximately 5% of the Company’s total assets.
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
Long-Term Business Strategy. We have developed a long-term business strategy which focuses on the following elements in order to provide a wide range of homebuyers with quality homes while generating returns on our invested capital over the course of a housing cycle.
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
We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. See Notes 14 and 17 to the consolidated financial statements included in Item 8 of our 2007 Form 10-K for additional discussion of this matter. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of June 30, 2008.
Effective February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender arrangement with a national third-party mortgage provider. This exclusive arrangement will continue to offer our homebuyers the option of a simplified financing process while enabling us to focus on our core competency of homebuilding.
Internal Control Over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As is more fully discussed in Item 9.A. of our Form 10-K for fiscal 2007, management concluded that, as of September 30, 2007, there were material weaknesses in internal control over financial reporting as it relates to our control environment, including: deficiency in the effectiveness of our Code of Business Conduct and Ethics, compliance with laws and regulations, segregation of duties, and management override and collusion; and our accounting policy, procedures and controls related to our accounting for certain estimates involving significant management judgments.
As of June 30, 2008, we do not believe these material weaknesses have been fully remediated, but we are actively engaged in the implementation of remediation efforts to address them. We have appointed a Compliance Officer to implement and oversee our enhanced Compliance Program. We revised, adopted and distributed an amended Code of Business Conduct and Ethics and launched a comprehensive training program that emphasizes adherence to the vital importance of the Code of Business Conduct and Ethics. We transferred the administration of our Ethics Hotline from officers of the Company to an independent third party company. We terminated our former Chief Accounting Officer and took appropriate action, including the termination of employment, against other business unit employees who violated our Code of Business Conduct and Ethics. We hired a new, experienced Chief Accounting Officer and reorganized our field operations to concentrate certain accounting, accounts payable, billing, and purchasing functions into Regional Accounting Centers lead by Regional CFOs to minimize the lack of segregation of duties in our prior structure. We have designed and/or clarified and implemented several accounting policies related to estimates involving significant management judgments. We are continuing to design and/or clarify and implement additional policies related to other financial reporting areas to ensure that we have the appropriate review and approval, defining minimum documentation requirements, establishing objective guidelines to minimize the degree of judgment in the determination of certain accruals, enforcing consistent reporting practices, and enabling effective account reconciliation, trend analyses, and exception reporting capabilities.
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
Recently Adopted Accounting Pronouncements. On October 1, 2007, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums . EITF 06-8 states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus requires that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. The adoption of EITF 06-8 did not have a material impact on our consolidated financial position, results of operations or cash flows.
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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the income tax provision, consistent with the Company’s historical accounting policy. After the adoption of FIN 48, the total amount of gross accrued interest and penalties was $19.3 million. The Company recorded an additional $2.3 million and $4.1 million of gross interest and penalties during the three and nine months ended June 30, 2008, respectively, in accordance with FIN 48, resulting in a $23.4 million accrued balance at June 30, 2008. The Company’s liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of other liabilities.
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
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 . SFAS 159 permits companies to measure certain financial instruments and other items at fair value. SFAS 159 is effective for our fiscal year beginning October 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial condition and results of operations; however, it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
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

RESULTS OF OPERATIONS:

	Three Months Ended June 30,		Nine Months Ended June 30,
($ in thousands)	2008	2007	2008	2007
Revenues:
Homebuilding (a)	$431,723	$732,491	$1,324,166	$2,294,186
Land and lot sales	22,975	19,187	34,544	73,393
Financial Services	880	1,778	2,939	5,469

Total	$455,578	$753,456	$1,361,649	$2,373,048

Gross profit (loss):
Homebuilding (b)	$(50,338)	$(49,303)	$(317,398)	$(56,409)
Land and lot sales	2,042	(752)	1,002	1,445
Financial Services	880	1,778	2,939	5,469

Total	$(47,416)	$(48,277)	$(313,457)	$(49,495)

Selling, general and administrative (SG&A) expenses:
Homebuilding (c)	$82,847	$95,726	$243,790	$300,022
Financial Services	670	601	1,906	2,301

Total	$83,517	$96,327	$245,696	$302,323

Depreciation and amortization	$6,046	$7,773	$18,250	$22,838

As a percentage of total revenue:
Gross Margin	-10.4%	-6.4%	-23.0%	-2.1%
SG&A — homebuilding	18.2%	12.7%	17.9%	12.6%
SG&A — Financial Services	0.1%	0.1%	0.1%	0.1%

Equity in loss of unconsolidated joint ventures from:
Joint venture activities	$(91)	$(939)	$(12,027)	$(3,936)
Impairments	(18,477)	—	(63,042)	(3,076)

Equity in loss of unconsolidated joint ventures	$(18,568)	$(939)	$(75,069)	$(7,012)

Effective tax rate — continuing operations	36.7%	34.1%	34.4%	36.0%

(a)	The impact of deferrals (net reversal of deferrals) in accordance with SFAS 66 on homebuilding revenues related to certain homes for which the sale of a related mortgage loan to a third-party investor had not been completed as of the balance sheet date was $(3.9) million and $25.6 million for the three and nine months ended June 30, 2007 .

(b)	Homebuilding gross loss for the three months and nine months ended June 30, 2008 include $67.7 million and $383.9 million, respectively, of inventory impairment charges and $27.8 million and $67.9 million, respectively, of charges related to the abandonment of lot option agreements. Homebuilding gross profit (loss) for the three months and nine months ended June 30, 2007 include $109.4 million and $310.8 million, respectively, of inventory impairment charges and $44.8 million and $89.1 million, respectively, of charges related to the abandonment of lot option agreements.

(c)	Includes investigation and related expenses of $11.0 million and $28.2 million for the three and nine months ended June 30, 2008 and $0.9 million for both the three and nine months ended June 30, 2007.
Revenues: Revenues decreased by 39.5% and 42.6% for the three and nine months ended June 30, 2008, respectively, compared to the same periods in the prior year as the number of homes closed decreased by 36.9% and 34.9%. Continued reduction in the levels of demand compared to last year resulted in decreased closings and average sales prices throughout most of our markets.
In addition, we had $23.0 million and $34.5 million of land and lot sales in the three and nine months ended June 30, 2008 compared to $19.2 million and $73.4 million in the three and nine months ended June 30, 2007, respectively, as we continued to review opportunities to minimize underperforming investments and reallocate funds to investments that will optimize overall returns.

Gross Margin: Gross margin for the three months ended June 30, 2008 was (10.4%) and was significantly impacted by reduced revenues, non-cash, pretax charges of $27.8 million to abandon land option contracts and $67.7 million of recognized inventory impairments. Gross margin for the nine months ended June 30, 2008 was (23.0%) and was also impacted by the aforementioned revenue decrease, inventory impairments of $383.9 million and lot option abandonment charges of $67.9 million. Gross margins for the three months and nine months ended June 30, 2007 were (6.4%) and (2.1%), respectively and were impacted by inventory impairments of $109.4 million and $310.8 million and lot option abandonment charges of $44.8 million and $89.1 million for the three and nine months ended June 30, 2007, respectively.
Selling, General and Administrative Expense: Selling, general and administrative expense (SG&A) totaled $83.5 million and $96.3 million for the three months ended June 30, 2008 and 2007 and $245.7 million and $302.3 million for the nine months ended June 30, 2008 and 2007, respectively. The 13.3% and 18.7% decreases in SG&A expense for the three and nine months ended June 30, 2008, respectively, compared to the same periods of the prior year related to lower salary expense as a result of the realignment of our overhead structure and lower sales commissions related to decreased revenues, partially offset by $11.0 million and $28.2 million, respectively, of investigation and related expenses. The decrease in SG&A expense, exclusive of the investigation related expense, was 24.0% and 27.9% for the three and nine months ended June 30, 2008 as compared to the comparable periods of the prior year. SG&A expense as a percentage of total revenue for the three and nine months ended June 30, 2008 increased to 18.3% and 18.0% (15.9% and 16.0% excluding the investigation related expenses) from 12.8% and 12.7% (12.7% and 12.7% excluding the investigation related expenses) for the comparable periods in the prior year due to the impact of reduced revenues on fixed overhead expenses and the impact of investigation related costs.
Goodwill Impairment Charges: As a result of significantly less than expected new orders in our prime selling season, which is our second fiscal quarter, significant pricing pressures and additional incentives provided to homebuyers, our reforecasting of expected future results of operations and increasing inventory impairment charges, we tested all remaining goodwill balances for impairment as of March 31, 2008 and recorded estimated goodwill impairment charges totaling $48.1 million relating to our reporting units in Arizona, Southern California, New Jersey and Virginia. In connection with our annual goodwill impairment test as of April 30, 2008, we finalized our impairment calculations, validating the impairments recorded for the three months ended March 31, 2008. Also, in connection with our annual goodwill impairment test and our decision in the third quarter to exit our Colorado market, we recorded an additional impairment charge of $4.4 million related to our reporting unit in Colorado. The goodwill impairment charges were based on estimates of fair value of the underlying assets of the reporting units. To the extent that there is further deterioration in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding fair value of reporting units which are currently not impaired could change, which could result in future goodwill impairments that have a material adverse effect on our financial position and results of operations.
Joint Venture Impairment Charges: As of June 30, 2008, we participated in 19 land development joint ventures in which we had less than a controlling interest. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. As a result of the deterioration of the housing market thus far in fiscal 2008 during the three and nine months ended June 30, 2008, we wrote down our investment in certain of our joint ventures reflecting $18.5 million and $63.0 million of impairments of inventory held within those joint ventures. Joint venture impairments during the nine months ended June 30, 2007 totaled $3.1 million. There were no joint venture impairments during the quarter ended June 30, 2007. If these adverse market conditions continue or worsen, we may have to take further writedowns of our investments in these joint ventures.
SEGMENT ANALYSIS ($ in thousands):
Homebuilding Revenue and Average Selling Price. The tables below summarize homebuilding revenue and the average selling prices of our homes by reportable segment ($ in thousands) for the three and nine months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	Homebuilding Revenues			Average Selling Price
	2008	2007	Change	2008	2007	Change
West	$111,557	$248,830	-55.2%	$274.1	$350.8	-21.9%
Mid-Atlantic	108,294	107,153	1.1%	443.8	465.4	-4.6%
Florida	32,751	72,470	-54.8%	215.5	267.9	-19.6%
Southeast	74,245	142,191	-47.8%	229.2	232.9	-1.6%
Other	104,876	161,847	-35.2%	190.7	202.3	-5.7%

Total	$431,723	$732,491	-41.1%	$257.4	$282.1	-8.8%

	Nine Months Ended June 30,
	Homebuilding Revenues			Average Selling Price
	2008	2007	Change	2008	2007	Change
West	$340,672	$771,091	-55.8%	$281.7	$358.4	-21.4%
Mid-Atlantic	282,260	302,489	-6.7%	407.9	457.6	-10.9%
Florida	126,745	270,124	-53.1%	232.6	303.4	-23.3%
Southeast	242,238	474,003	-48.9%	228.5	232.0	-1.5%
Other	332,251	476,479	-30.3%	190.1	198.3	-4.1%

Total	$1,324,166	$2,294,186	-42.3%	$252.0	$281.8	-10.6%

Homebuilding Revenues: Homebuilding revenues decreased for the three and nine months ended June 30, 2008 compared to the same period of the prior year due to decreased closings in the majority of our markets, related to reduced demand, a continued high rate of cancellations, excess capacity in both new home and resale markets and the mortgage credit tightening as investors continued to divest of prior home purchases and potential homebuyers have difficulty selling their homes and/or obtaining financing. Specifically, 2008 homebuilding revenues in the West region decreased from 2007 by 55.2% and 55.8% driven by decreased closings across our West markets totaling 43.6% and 43.2% for the three and nine months ended June 30, respectively. Our Florida region continued to be challenged by significant declines in demand, high cancellations and excess capacity in both the new home and resale markets, driving decreases in homebuilding revenues of 54.8% and 53.1% for the three and nine months ended June 30, 2008 as compared to the same periods of fiscal 2007. Home closings in the Southeast region decreased by 46.7% and 47.5% due to deteriorating market conditions and competitive pressures, driving a decrease in revenue of 47.8% for the three months ended and 48.9% for the nine months ended June 30, 2008 compared to the comparable periods of fiscal 2007. Revenues in all markets in our Other Homebuilding region decreased due primarily to decreased closings. For the three months ended June 30, 2008, our Mid-Atlantic segment homebuilding revenues increased by 1.1% despite a 7.2% decline in closings driven by increased revenues and closings of 135.5% and 85.0%, respectively, in our New Jersey market primarily related to auction sales of high-end condominium units. For the nine months ended June 30, 2008, Mid-Atlantic revenues decreased by 6.7% related to competitive pricing pressures.
Land and Lot Sales Revenue. The table below summarizes land and lot sales revenues by reportable segment ($ in thousands) for the three and nine months ended June 30, 2008 and 2007:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	2007	Change	2008	2007	Change
West	$—	$—	n/a	$4,270	$43,701	-90.2%
Mid-Atlantic	—	6,687	n/a	2,520	6,687	-62.3%
Florida	—	—	n/a	460	—	n/a
Southeast	2,959	9,930	-70.2%	3,775	17,356	-78.2%
Other	20,016	2,570	678.8%	23,519	5,649	316.3%

Total	$22,975	$19,187	19.7%	$34,544	$73,393	-52.9%

We generated revenues from land and lot sales of $20.0 million in our Other Homebuilding segment during the third quarter of fiscal 2008 in connection with our decision to exit our Ohio and Kentucky markets. Land and lot sales in our West segment for the nine months ended June 30, 2007 primarily related to our decision to sell certain parcels of land and lots that did not fit within our homebuilding programs in those markets.

Gross Profit (Loss). Homebuilding gross profit is defined as homebuilding revenues less homebuilding costs (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges). The following table sets forth our homebuilding gross profit (loss) and gross margin by reportable segment and total gross profit (loss) and gross margin ($ in thousands) for the three and nine months ended:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008		2007		2008		2007
	Gross Profit	Gross	Gross Profit	Gross	Gross Profit	Gross	Gross Profit	Gross
	(Loss)	Margin	(Loss)	Margin	(Loss)	Margin	(Loss)	Margin
Homebuilding

West	$(27,421)	-24.6%	$(36,489)	-14.7%	$(114,401)	-33.6%	$(44,713)	-5.8%
Mid-Atlantic	15,333	14.2%	209	0.2%	(19,295)	-6.8%	272	0.1%
Florida	(4,424)	-13.5%	(9,844)	-13.6%	(25,223)	-19.9%	(10,570)	-3.9%
Southeast	(1,085)	-1.5%	15,537	10.9%	(40,209)	-16.6%	73,380	15.5%
Other	(2,950)	-2.8%	8,324	5.1%	(23,845)	-7.2%	15,946	3.3%
Corporate & Unallocated	(29,791)		(27,040)		(94,425)		(90,724)

Total Homebuilding	(50,338)	-11.7%	(49,303)	-6.7%	(317,398)	-23.9%	(56,409)	-2.5%

Land and Lot Sales	2,042		(752)		1,002		1,445
Financial Services	880		1,778		2,939		5,469

Total	$(47,416)	-10.4%	$(48,277)	-6.4%	$(313,457)	-23.0%	$(49,495)	-2.1%

The decrease in gross profit across all regions is primarily due to further deteriorating market conditions, increase in sales incentives, and the impact of charges related to inventory impairments and the abandonment of certain lot option contracts.
Corporate and unallocated: Corporate and unallocated costs above include the amortization of capitalized interest and indirect construction costs. The increase in corporate and unallocated costs relates primarily to a reduction in capitalized inventory costs due to lower inventories and costs incurred. Corporate and unallocated costs for the three and nine months ended June 30, 2008 include increased amortization of capitalized interest and indirect costs due to a lower capitalizable inventory base and the impairment of capitalized interest and indirect costs in connection with our impairment of inventory held for development. Costs for the three and nine months ended June 30, 2007, respectively, are offset by $6.0 million and $12.0 million of reductions in Trinity moisture intrusion accruals.
Land and Lot Sales Gross Profit (Loss). The table below summarizes land and lot sales gross profit (loss) by reportable segment ($ in thousands) for the three and nine months ended June 30, 2008 and 2007:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2008	2007	Change	2008	2007	Change
West	$—	$(520)	n/a	$1,582	$2,419	-34.6%
Mid-Atlantic	1,475	907	62.6%	1,482	907	63.4%
Florida	—	—	n/a	99	—	n/a
Southeast	120	239	-49.8%	236	64	268.8%
Other	447	(1,378)	132.4%	(2,397)	(1,945)	-23.2%

Total	$2,042	$(752)	371.5%	$1,002	$1,445	-30.7%

The gain on land and lot sales recognized in the third quarter of fiscal 2008 reflects a final adjustment to a prior quarter land sale in our Mid-Atlantic segment and the sale of homebuilding assets in certain markets we are exiting in our Southeast and Other Homebuilding Segments as discussed above.

Inventory Impairments. The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded for the three and nine months ended June 30, 2008 and 2007 (in thousands):

	Quarter Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Development projects and homes in process (Held for Development)
West	$20,371	$57,623	$145,792	$140,532
Mid-Atlantic	2,402	6,516	52,280	41,495
Florida	9,032	16,931	21,171	54,904
Southeast	9,817	7,204	27,427	12,075
Other	2,085	14,960	7,409	39,450
Unallocated	3,053	6,194	19,790	18,389

Subtotal	$46,760	$109,428	$273,869	$306,845

Land Held for Sale
West	$6,910	$—	$7,714	$3,105
Mid-Atlantic	5,631	—	14,802	—
Florida	804	—	23,839	—
Southeast	3,793	—	19,246	500
Other	3,828	—	44,458	350

Subtotal	$20,966	$—	$110,059	$3,955

Lot Option Abandonments
West	$14,134	$19,858	$14,962	$31,616
Mid-Atlantic	21	14,477	6,679	19,174
Florida	606	7,209	4,354	21,481
Southeast	684	2,685	28,074	5,934
Other	12,311	587	13,857	10,851

Subtotal	$27,756	$44,816	$67,926	$89,056

Total	$95,482	$154,244	$451,854	$399,856

The inventory impaired during the three and nine months ended June 30, 2008 represented 2,430 and 8,850 lots in 44 and 191 communities with an estimated fair value of $164.2 million and $556.2 million, respectively. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the continued significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. Fiscal year to date, our West and Mid-Atlantic segments experienced the most significant amount of inventory impairments as compared to our other homebuilding segments due to the fact that the number of owned land and lots in the West and Mid-Atlantic segments comprise approximately 29.5% and 12.7%, respectively, of our total land and lots owned as of June 30, 2008 and approximately 37.4% and 19.9%, respectively, of the dollar value of our held for development inventory as of June 30, 2008. In addition, our homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was driven in large part by speculative purchases and the availability of mortgage credit during those time periods which are no longer present in the marketplace. The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale.
The impairments recorded in our other homebuilding segments are primarily as a result of continued price competition brought on by the significant increase in new and resale home inventory during the three and nine months ended June 30, 2008 that has resulted in increased sales incentives and home sales price declines as we attempt to increase new orders and generate cash to the Company.
In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. The total abandonments recorded for the three months and nine months ended June 30, 2008 were

$27.8 million and $67.9 million representing 21 and 61 communities, respectively, with the Southeast and Other Homebuilding segments representing 41.3% and 20.4%, respectively, of the nine-month abandonments as we made decisions to abandon certain option contracts that no longer fit in our long-term strategic plan and also related to our decision to exit our Colorado and Kentucky markets.
Unit Data by Segment:

	New Orders, net						Cancellation Rates
	Three Months Ended			Nine Months Ended			Three Months Ended		Nine Months Ended
	June 30,			June 30,			June 30,		June 30,
	2008	2007	Change	2008	2007	Change	2008	2007	2008	2007
West	594	726	-18.2%	1,420	2,224	-36.2%	30.0%	40.0%	36.3%	38.2%
Mid-Atlantic	107	327	-67.3%	411	1,128	-63.6%	67.2%	31.0%	60.0%	23.8%
Florida	188	357	-47.3%	509	891	-42.9%	26.8%	30.1%	28.5%	33.2%
Southeast	409	647	-36.8%	1,117	2,128	-47.5%	19.8%	33.3%	23.8%	30.7%
Other	476	991	-52.0%	1,525	2,550	-40.2%	44.9%	38.8%	42.9%	39.4%

Total	1,774	3,048	-41.8%	4,982	8,921	-44.2%	36.8%	36.3%	38.5%	34.8%

	Closings
	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
West	407	721	-43.6%	1,206	2,125	-43.2%
Mid-Atlantic	244	263	-7.2%	692	676	2.4%
Florida	152	266	-42.9%	545	861	-36.7%
Southeast	324	608	-46.7%	1,060	2,018	-47.5%
Other	550	801	-31.3%	1,748	2,391	-26.9%

Total	1,677	2,659	-36.9%	5,251	8,071	-34.9%

New Orders and Backlog: New orders, net of cancellations, decreased 44.2% to 4,982 units during the nine month period ended June 30, 2008, compared to 8,921 units for the same period in the prior year related to weaker market conditions resulting in reduced demand and higher cancellations compared to the number of new orders received in the first nine months of fiscal 2007. For the three and nine months ended June 30, 2008, we experienced cancellation rates of 36.8% and 38.5% compared to 36.3% and 34.8% for the three and nine months ended June 30, 2007. These cancellation rates in both fiscal 2008 and 2007 reflect the continued challenging market environment which includes the inability of many potential homebuyers to sell their existing homes and obtain affordable financing. In addition, on July 1, 2008, we completed the sale of two large condominium projects in Virginia, which resulted in the cancellation of 109 orders and 215 orders for the three and nine months ended June 30, 2008, respectively, and the significant increase in the cancellation rate for our Mid-Atlantic segment. The increase in cancellation rates in our Other Homebuilding segment primarily relates to our decision to exit our Ohio, Kentucky and Colorado markets in this segment and our decision to curtail production in certain communities.
Backlog reflects the number and value of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog at June 30, 2008 of $668.1 million decreased 60.5% from $1.69 billion at June 30, 2007, related to a decrease in the number of homes in backlog from 5,952 units at June 30, 2007 to 2,716 units at June 30, 2008. The decrease in the number of homes in backlog across all of our markets is driven primarily by the aforementioned market weakness, lower new orders and higher rate of cancellations.

	Backlog at June 30,
	2008	2007	Change
West	705	1,274	-44.7%
Mid-Atlantic	362	1,029	-64.8%
Florida	202	538	-62.5%
Southeast	561	1,431	-60.8%
Other	886	1,680	-47.3%

Total	2,716	5,952	-54.4%

Backlog has declined in all of our homebuilding segments due primarily to the significant downturn in our industry and the reduction in the availability of mortgage credit for our potential homebuyers. As the availability of mortgage loans declines and the inventory of new and used homes remains at elevated levels, buyers of homes in backlog may have difficulty selling their homes, which results in slower new sales absorptions and high cancellation rates. Each cancellation results in a reduction of backlog. As a result, increased cancellation rates result in reductions to backlog. Continued reduced levels of backlog will produce less revenue in the future which could also result in additional asset impairment charges and lower levels of liquidity.
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
We reduced our Revolving Credit Facility during fiscal 2008 as we transitioned from an unsecured facility to a secured facility in response to the decline in our business. Our available liquidity from our facility was reduced in this process due to the limited pool of assets pledged as collateral. We intend to add additional real estate assets to the facility as collateral over the next six months upon the completion of the required appraisals and bank review. In order to adjust to the decrease in new orders resulting from the deterioration in the homebuilding market, we have significantly reduced our fixed costs, through headcount reductions, office consolidations and other cost reduction initiatives, a reduction in land acquisition and development expenditures, closed homebuilding divisions in non-core markets and sold inventory assets not deemed strategic to our future homebuilding activities. These activities have reduced the near term liquidity required to fund our operations while cash has been generated from the sale of inventory assets. We are selectively investing in real estate assets as we position the Company for the eventual industry recovery. We have a short term focus on preserving cash which will provide us with the liquidity we need to fund our operations as we build availability under our facility. In addition, in December 2007, we suspended our dividend payments and share repurchase program and any resumption of such programs will be at the discretion of the Board of Directors. During the second quarter of fiscal 2008, we discontinued our mortgage operations and entered into an exclusive preferred lender arrangement with a national third-party mortgage provider. In its most profitable year, our mortgage operations generated approximately $10 million in cash and, therefore, the discontinuation of our mortgage operations is not expected to have a material impact on our future liquidity.
We have generated in excess of $90 million of cash during the fourth quarter of fiscal 2008 as a result of the sale of certain assets that do not fit with our future homebuilding plans in various markets. Specifically, in July 2008, we completed the sale of two condominium projects in Virginia to third parties recognizing cash proceeds of approximately $85 million.
We believe that our current and available short-term and long-term capital resources are sufficient to fund our reduced level of capital expenditures and working capital requirements, our scheduled debt payments, and our interest and tax obligations for the next twelve months. However, any material variance from our projected operating results or land investments, or investments in or acquisitions of businesses, or any reduction in availability under our Revolving Credit Facility, as described in more detail below, could require us to obtain additional equity or debt financing. Any such additional equity or debt financing may be on terms less favorable or at higher costs than our current financing sources, depending on future market conditions and other factors including any possible downgrades in our credit ratings or adverse commentaries issued by rating agencies in the future.
At June 30, 2008, we had cash and cash equivalents of $314.2 million, compared to $454.3 million at September 30, 2007. The decrease in cash was due primarily to the repayment of certain secured notes payable, model home financing and debt issuance costs offset by cash provided by operating activities of $24.5 million relating primarily to the increase in income tax receivable and deferred income tax benefit. Our net cash provided by operating activities for the nine months ended June 30, 2008 was $24.5 million compared to cash provided by operations of $122.0 million in the same period of the prior year. Based on the applicable year’s closings, as of June 30, 2008 and June 30, 2007, our land bank includes a 5.0 year supply of land/lots for future development. The years’ supply in land bank remained flat as of June 30, 2008 when compared to June 30, 2007 primarily due to the decline in closings despite a 36% decrease in the number of lots in the ending land bank as of June 30, 2008 as compared to June 30, 2007. As the homebuilding market declined, we were successful in significantly reducing our land bank through the abandonment of lot option contracts, the sale of land assets not required in our homebuilding program and through the sale of new homes with only 3.6 years of owned land and lots for future homebuilding activities as of June 30, 2008. The decrease in land bank from June 30, 2007 to June 30, 2008 related to our decision to eliminate non-strategic positions to align our land supply with our expectations for future home closings. Net cash used in investing activities was $14.8 million for the nine months ended June 30, 2008 compared to $41.5 million for the comparable period of fiscal 2007, as we invested in unconsolidated joint ventures, albeit to a lesser extent, to support our land acquisition strategy and incurred capital expenditures for model and sales office improvements to support our marketing efforts.
Net cash used in financing activities was $149.8 million for the nine months ended June 30, 2008 related primarily to the repayment of certain secured notes payable and model home financing obligations and the payment of debt issuance costs. Net cash used in financing activities was $124.2 million for the nine months ended June 30, 2007 and consisted primarily of net borrowings under credit facilities and warehouse line of $74.1 million, repurchase of Senior Notes and other secured notes payable of $44.8 million and dividends paid of $11.7 million.
At June 30, 2008 we had the following borrowings (in thousands):

		June 30,	September 30,
	Maturity Date	2008	2007
Revolving Credit Facility	July 2011	$—	$—
8 5/8% Senior Notes*	May 2011	180,000	180,000
8 3/8% Senior Notes*	April 2012	340,000	340,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	50,388	118,073
Model home financing obligations	Various Dates	86,388	114,116
Unamortized debt discounts		(2,682)	(3,033)

Total		$1,762,187	$1,857,249

*	Collectively, the “Senior Notes”
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
Revolving Credit Facility — In July 2007, we replaced our former credit facility with a new $500 million, four-year unsecured revolving credit facility (the “Revolving Credit Facility”) with a group of banks, which matures in 2011. As a result of a series of amendments, as more fully described below, the Revolving Credit Facility is now a $400 million secured revolving credit facility. The former credit facility included a $1 billion four-year revolving credit facility which would have matured in August 2009. The Revolving Credit Facility has a $350 million sublimit for the issuance of standby letters of credit. We have the option to elect two types of loans under the Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Revolving Credit Facility). The Revolving Credit Facility contains various operating and financial covenants. Substantially all of our significant subsidiaries are guarantors of the obligations under the Revolving Credit Facility (see Note 12).

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility at June 30, 2008 or September 30, 2007; however, we had $71.5 million and $133.3 million of letters of credit outstanding under the Revolving Credit Facility at June 30, 2008 and September 30, 2007, respectively.
On October 10, 2007, we entered into a waiver and amendment of our Revolving Credit Facility, waiving events of default through May 15, 2008 under the facility arising from our failure to file or deliver reports or other information we would be required to file with the SEC and our decision to restate our financial statements. Under this and the October 26, 2007 amendments, all obligations under the Revolving Credit Facility are secured by certain assets and our ability to borrow under this facility is subject to satisfaction of a secured borrowing base. We are permitted to grow the borrowing base by adding additional cash and/or real estate as collateral securing the Revolving Credit Facility. In addition, we obtained additional flexibility with respect to our financial covenants in the Revolving Credit Facility.
On May 13, 2008 and June 30, 2008, we obtained limited waivers which relaxed, through August 15, 2008, our minimum consolidated tangible net worth and maximum leverage ratio requirements under our Revolving Credit Facility. During the term of the limited waivers, the minimum consolidated tangible net worth could not be less than $700 million and the leverage ratio could not exceed 2.50 to 1.00.
On August 7, 2008, we entered into an amendment to our Revolving Credit Facility which changed the size, covenants and pricing for the facility. The size of the Revolving Credit Facility was reduced from $500 million to $400 million and is subject to further reductions to $250 million and $100 million if our consolidated tangible net worth (defined in the agreement as stockholders’ equity less intangible assets) falls below $350 million and $250 million, respectively. As of June 30, 2008, our consolidated tangible net worth was $784.2 million. The facility size is also subject to reduction to $250 million if our leverage ratio (defined in the agreement as the ratio of consolidated debt (net of average unrestricted cash in excess of $20 million) to consolidated tangible net worth) exceeds 5.0x (or 3.5x excluding the effect of any deferred tax valuation allowance). Our leverage ratio at June 30, 2008 was 2.19x. Further, the facility size is subject to reduction to $200 million if our interest coverage ratio for the quarter ending June 30, 2010 is less than 1.0x.
Availability under the facility continues to be subject to satisfaction of a secured borrowing base. The amendment provides that the book value of the assets securing the facility must exceed 3.0x the outstanding loans and letters of credit. Such coverage level increases to 4.5x and 6.0x to the extent the facility size is reduced to $250 million or $100 million, respectively. At June 30, 2008, we had available borrowing capacity of $90.7 million under the Revolving Credit Facility. At August 7, 2008, after giving effect to the amendment, we had no additional available borrowing capacity. However, we expect to add more real estate assets to the borrowing base over the next six months in order to increase our availability thereunder, which becomes available after the required appraisals and other bank review procedures are completed. The availability under our facility is not impacted by any actions of the respective credit rating agencies.
The interest margins under the Revolving Credit Facility were increased and are now based on the facility size. The Eurodollar Margin under the facility is now 4.5%. To the extent the facility size is reduced to $250 million or $100 million, the Eurodollar Margin will increase to 5.0% and 5.5%, respectively.
The financial maintenance covenants pertaining to the leverage ratio, interest coverage ratio and land inventory were eliminated as part of the August amendment. The remaining financial maintenance covenants are a minimum tangible net worth covenant (which requires us to have at least $100 million of consolidated tangible net worth) and a minimum liquidity covenant. The minimum liquidity covenant, which is applicable for so long as our interest coverage ratio is less than 1.75x, requires us to maintain either (a) $120 million of unrestricted cash and borrowing base availability or (b) a ratio (the “Adjusted Coverage Ratio”) of adjusted cash flow from operations (defined as cash flow from operations plus interest incurred) to interest incurred of at least 1.75x. The following table sets forth our financial covenant requirements under our Revolving Credit Facility and our compliance as if such covenants were in place as of June 30, 2008:

Financial Covenant	Covenant Requirement	Actual

Consolidated Tangible Net Worth	> $100 million	$784.2 million

Minimum Liquidity	> $120 million of unrestricted cash and borrowing base availability OR Adjusted Coverage Ratio > 1.75x	$314.2 million of unrestricted cash and borrowing base availability and Adjusted Coverage Ratio of 3.94x

We believe that the elimination and relaxation of the financial maintenance covenants will permit us to comply with the amended covenants for the foreseeable future. However, further deteriorations in the housing market generally, or in our business particularly, could result in our having to seek additional amendments or waivers under the Revolving Credit Facility. To the extent that we default any of these covenants and we are unable to obtain waivers, the lenders under the Revolving Credit Facility could accelerate our obligations thereunder. Any such acceleration would result in an event of default under our Senior Notes described below and would permit the holders thereof to accelerate our obligations under the Senior Notes.
Senior Notes — The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Revolving Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At June 30, 2008, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. Each indenture provides that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes.
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
On October 26, 2007, we obtained consents from holders of our Senior Notes to approve amendments of the indentures under which the Senior Notes were issued. These amendments restrict our ability to secure additional debt in excess of $700 million until certain conditions are met and enable us to invest up to $50 million in joint ventures. The consents also provided us with a waiver of any and all defaults under the Senior Notes that may have occurred on or prior to May 15, 2008 relating to filing or delivering annual and quarterly financial statements. Fees and expenses related to obtaining these consents totaled approximately $21 million. The recording of such fees and expenses has been deferred and will be amortized as an adjustment to interest expense in accordance with EITF 96-19 — “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”
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
On April 30, 2008, we received a default notice from The Bank of New York Trust Company, National Association, the trustee under the indenture governing these junior subordinated notes. The notice alleged that we were in default under the indenture because we had not yet furnished certain required information (including our annual audited and quarterly unaudited financial statements). The notice further alleged that this default would become an event of default under the indenture if not remedied within 30 days. The Company subsequently delivered the information that was subject to the default notice thereby curing any alleged default that may have occurred.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of June 30, 2008 and September 30, 2007, we had outstanding notes payable of $50.4 million and $118.1 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 5.4% to 8.0% at June 30, 2008. These notes are secured by the real estate to which they relate. During the first nine months of fiscal 2008, we repaid

$100.5 million of these secured notes payable. In connection with the sale of our interest in two joint ventures to our joint venture partner, we also acquired that partner’s interest in two separate joint ventures. In connection with the acquisition of one of these ventures, we assumed the joint venture’s debt of approximately $22.7 million which is included in other secured notes payable as of June 30, 2008.
Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $86.4 million and $114.1 million of debt as of June 30, 2008 and September 30, 2007, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 7.0% as of June 30, 2008, and expire at various times through 2015.
Stock Repurchases and Dividends Paid — On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE, or in privately negotiated transactions. We did not repurchase any shares in the open market during the three or nine months ended June 30, 2008 and 2007. At June 30, 2008, we are authorized to purchase approximately 5.4 million additional shares pursuant to the plan. In December 2007, we suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and is unlikely in the foreseeable future.
For the nine months ended June 30, 2007, we paid quarterly cash dividends of $0.10 per common share, or a total of approximately $11.7 million. We did not pay any dividends for the nine months ended June 30, 2008. On November 2, 2007, our Board of Directors suspended our dividend payments. The Board concluded that suspending dividends, which will allow us to conserve approximately $16 million of cash annually, was a prudent effort in light of the continued deterioration of the housing market.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments — We historically have attempted to control half or more of our land supply through option contracts. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Option contracts generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligations with respect to options with specific performance provisions are included in our unaudited condensed consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $76.7 million at June 30, 2008. This amount includes non-refundable letters of credit of approximately $12.8 million. The total remaining purchase price, net of cash deposits, committed under all options was $861.6 million as of June 30, 2008. Only $34.8 million of total remaining purchase price under such options contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.
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
Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIE“s) under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our condensed consolidated balance sheets at June 30, 2008 and September 30, 2007 reflect consolidated inventory not owned of $120.3 million and

$237.4 million, respectively. We consolidated $37.1 million and $92.3 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of June 30, 2008 and September 30, 2007, respectively. In addition, as of June 30, 2008 and September 30, 2007, we recorded $83.3 million and $145.1 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $83.0 million at June 30, 2008 and $177.9 million at September 30, 2007. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.
We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our condensed consolidated balance sheets include investments in joint ventures totaling $37.7 million and $109.1 million at June 30, 2008 and September 30, 2007, respectively.
Our joint ventures typically obtain secured acquisition and development financing. At June 30, 2008, our unconsolidated joint ventures had borrowings outstanding totaling $640.2 million. In some instances, we and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At June 30, 2008, we had repayment guarantees totaling $39.1 million and loan-to-value maintenance guarantees of $6.0 million related to certain of our unconsolidated joint ventures’ debt (see Notes 4 and 9 to the unaudited condensed consolidated financial statements for additional information regarding our joint ventures and related guarantees).
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of June 30, 2008, we had $124.9 million of variable rate debt outstanding. Based on our average outstanding borrowings under our variable rate debt at June 30, 2008, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by approximately $1.2 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Management, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Act), as of the end of period covered by this report. Management concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were not effective primarily because of the identification of material weaknesses in our internal control over financial reporting, further described below and in Item 9A of our fiscal 2007 Form 10-K, which we view as an integral part of our disclosure controls and procedures. In addition, our disclosure controls and procedures not relating to internal control over financial reporting were not sufficiently documented and were not designed to require all accounting and financial employees, and other corporate employees with specific knowledge of, or responsibility for, other disclosures to complete quarterly certifications (management representations).
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

We have reviewed and are implementing additional disclosure controls and procedures. This includes expanding the Disclosure Committee to include representatives from Operations, Compliance, and Audit and Controls. In addition, a formal Disclosure Committee charter and formal written disclosure controls and procedures was implemented in the third quarter of fiscal 2008. Further, we have implemented an enhanced quarterly certification (management representation) process that will include not just the signoff by executive management and the business unit executives, but also by managers of the corporate finance departments, senior leadership at the corporate office, and other business and finance employees who are significantly involved in the financial reporting process. These new processes will help ensure Company employees at various levels make full and complete representations concerning, and assume accountability for, the accuracy and integrity of our financial statements and other public disclosures.
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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified the following control deficiencies that constituted material weaknesses:
Control Environment — The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the actions of its employees, and is the foundation for all other components of internal control over financial reporting. We did not maintain an effective control environment. The Company identified the following deficiencies in our control environment, each of which is considered to be a material weakness:
•	Code of Conduct Violations

The operating effectiveness of the Company’s Code of Business Conduct and Ethics Policy (the “Code”), which governs the execution by our employees of their duties and responsibilities within established procedures, was deficient. As a result, the Code was not consistently and strictly adhered to, including by certain of the Company’s former officers, and violations of the Code were not promptly and appropriately reported. This deficiency led to an environment where improper and erroneous accounting information was utilized related to certain transactions and financial statement matters and inappropriate decisions could have been made, and were made, including with respect to certain model home sale-leaseback transactions and certain home closings in California, that were not in accordance with GAAP.

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
Change in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following:
•	An “Awareness Campaign” was launched in May 2008 in order to introduce all employees to the new Ethics Hotline process and to encourage reporting of all concerns.

•	We have designed and/or clarified and implemented several accounting policies related to estimates involving significant management judgments. We are continuing to design and/or clarify and implement additional policies related to other financial reporting areas to ensure that we have the appropriate review and approval, defining minimum documentation requirements, establishing objective guidelines to minimize the degree of judgment in the determination of certain accruals, enforcing consistent reporting practices, and enabling effective account reconciliation, trend analyses, and exception reporting capabilities.

•	We launched a comprehensive training program in April 2008 that emphasizes adherence to and the vital importance of the Company’s Code of Business Conduct and Ethics. Every employee in the Company is required to participate in the training program which was developed by an outside company that specializes in ethics and other employee training programs.

Remediation Steps to Address Material Weaknesses
The Company’s executive, regional and financial management are committed to achieving and maintaining a strong control environment and an overall tone within the organization that empowers all employees to act with the highest standards of ethical conduct. In addition, management remains committed to the process of developing and implementing improved corporate governance and compliance initiatives. In addition to the changes in internal control over financial reporting described above and in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2007 and March 31, 2008, our current management team has been actively working on remediation efforts to address the material weaknesses, as well as other identified areas of risk as follows:
•	The Chief Accounting Officer and Regional CFOs are taking, or plan to take in the near term, the following additional actions:
•	Conducting reviews of accounting processes to incorporate technology improvements to strengthen the design and operation of controls;

•	Formalizing the process, analytics, and documentation around the monthly analysis of actual results against budgets and forecasts conducted within the accounting and finance departments;

•	Improving quality control reviews within the accounting function to ensure account analyses and reconciliations are completed accurately, timely, and with proper management review;

•	Formalizing and expanding the documentation of the Company’s procedures for review and oversight of financial reporting.
•	We are continuing to develop and/or clarify existing accounting policies related to estimates involving significant management judgments, as well as other financial reporting areas. The new policies will focus on ensuring appropriate review and approval, defining minimum documentation requirements, establishing objective guidelines to minimize the degree of judgment in the determination of certain accruals, enforcing consistent reporting practices, and enabling effective account reconciliation, trend analyses, and exception reporting capabilities.
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
We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. See Notes 14 and 17 to the consolidated financial statements included in Item 8 of our 2007 Form 10-K for additional discussion of this matter. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of June 30, 2008.
Effective February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender arrangement with a national third-party mortgage provider. This exclusive arrangement will continue to offer our homebuyers the option of a simplified financing process while enabling us to focus on our core competency of homebuilding.
Litigation
Securities Class Action. Beazer Homes and certain of our current and former officers (the “Individual Defendants”), as well as our Independent Registered Accounting Firm, are named as defendants in putative class action securities litigation pending in the United States District Court for the Northern District of Georgia. Three separate complaints were initially filed between March 29 and May 21, 2007. The cases were subsequently consolidated by the court and the court appointed Glickenhaus & Co. and Carpenters Pension Trust Fund for Northern California as lead plaintiffs. On June 27, 2008, lead plaintiffs filed an Amended and Consolidated Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”), which purports to assert claims on behalf of a class of persons and entities that purchased or acquired the securities of Beazer Homes during the period January 27, 2005 through May 12, 2008. The Consolidated Complaint asserts a claim against the defendants under Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder for allegedly making materially false and misleading statements regarding our business and prospects, including, among other things, alleged misrepresentations and omissions related to alleged improper lending practices in our mortgage origination business, alleged misrepresentations and omissions related to improper revenue recognition and other accounting improprieties and alleged misrepresentations and omissions concerning our land investments and inventory. The Consolidated Complaint also asserts claims against the Individual Defendants under Sections 20(a) and 20A of the Exchange Act. Lead plaintiffs seek a determination that the action is properly maintained as a class action, an unspecified amount of compensatory damages and costs and expenses, including attorneys’ fees. The Company intends to vigorously defend against these actions.
Derivative Shareholder Actions. Certain of Beazer Homes’ current and former officers and directors were named as defendants in a derivative shareholder suit filed on April 16, 2007 in the United States District Court for the Northern District of Georgia. The complaint also names Beazer Homes as a nominal defendant. The complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched. Plaintiffs seek an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. An additional lawsuit was filed subsequently on August 29, 2007 in the United States District Court for the Northern District of Georgia asserting similar factual allegations. A motion to consolidate the two Georgia derivative actions is pending, and the plaintiffs are expected to designate the operative complaint within five days after the court consolidates the actions. Additionally, on September 12, 2007, another derivative suit was filed in Delaware Chancery Court, and the plaintiffs filed an amended complaint in that Delaware action on October 26, 2007. The Delaware complaint raises similar factual and legal claims as those asserted by the plaintiffs in the Georgia derivative actions. The defendants have moved to dismiss the Delaware action, or in the alternative, to stay the case pending resolution of the derivative litigation pending in Georgia. The defendants intend to vigorously defend against these actions.
ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (“ERISA”), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently on May 11, 2007, May 14, 2007, June 15, 2007 and July 27, 2007 in the United States District Court for the Northern District of Georgia making similar allegations. The court consolidated these five lawsuits, and on June 27, 2008, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Beazer Homes, our chief executive officer, certain current and former directors of the Company, including the members of the Compensation Committee of the Board of Directors, and certain employees of the Company who acted as members of the Company’s 401(k) Committee. The Company intends to vigorously defend against these actions.
Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. Beazer Homes’ subsidiaries, Beazer Homes Corp. and Beazer Mortgage Corporation, were named as defendants in a putative class action lawsuit filed on March 23, 2007 in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division. The complaint was filed as a putative class action. The purported class is defined as North Carolina residents who purchased homes in subdivisions in North Carolina containing homes constructed by the defendants where the foreclosure rate is allegedly significantly higher than the state-wide average. The complaint alleged that the defendants utilized unfair trade practices to allow low-income purchasers to qualify for loans they allegedly could not afford, resulting in foreclosures that allegedly diminished plaintiffs’ property values. Plaintiffs sought an unspecified amount of compensatory damages and also requested that any damage award be trebled. On April 25, 2008, the District Court granted the defendants’ motion to dismiss and dismissed all causes of action with prejudice. Plaintiffs appealed the dismissal to the United States Court of Appeals for the Fourth Circuit. On July 21, 2008, Plaintiffs filed a consent motion to dismiss the appeal with prejudice, and the Court of Appeals entered an order of dismissal and mandate the same day. This case is now concluded.
A second putative homeowner class action lawsuit was filed on April 23, 2007 in the United States District Court for the District of South Carolina, Columbia Division. The complaint alleged that Beazer Homes Corp. and Beazer Mortgage Corporation illegally facilitated the financing of the purchase of homes sold to low-income purchasers, who allegedly would not have otherwise qualified for the loans. Certain of the plaintiffs also alleged that the defendants’ practices resulted in foreclosures that allegedly diminished plaintiffs’ property values. The complaint demanded an unspecified amount of damages, including damages for alleged violations of federal RICO statutes and punitive damages. The Company filed a motion to dismiss and the District Court dismissed all causes of action with prejudice on September 10, 2007. The plaintiffs subsequently filed a motion for reconsideration which the District Court denied. The plaintiffs did not file a notice of appeal, and this case is now concluded.

An additional putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The

Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (“RESPA”) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, various forms of equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants moved to dismiss the Complaint on June 4, 2008. On July 25, 2008, in lieu of a response to the motion to dismiss, plaintiff filed an amended complaint. The Company has not yet filed a responsive pleading or motion, but intends to vigorously defend this action.
Beazer Homes Corp. and Beazer Mortgage Corporation are also named defendants in a lawsuit filed on July 3, 2007, in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division, but remanded on April 23, 2008 to the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The complaint was filed on behalf of ten individual homeowners who purchased homes from Beazer in Mecklenburg County. The complaint alleges certain deceptive conduct by the defendants and brings various claims under North Carolina statutory and common law, including a claim for punitive damages. On June 27, 2008 a second amended complaint, which added two plaintiffs to the lawsuit, was filed. The case has been designated as “exceptional” pursuant to Rule 2.1 of the General Rules of Practice of the North Carolina Superior and District Courts and has been assigned to the docket of the North Carolina Business Court. The Company filed a motion to dismiss on July 30, 2008 and intends to vigorously defend against this action.
Beazer Homes’ subsidiaries Beazer Homes Holdings Corp. and Beazer Mortgage Corporation were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The lawsuit was amended on June 2, 2008 and named as defendants Beazer Homes Holding Corp., Beazer Homes USA, Inc., and Security Title Insurance Company. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999 to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court. The Company intends to vigorously defend against the action.
For each of the above actions, no accrual has been recorded as of June 30, 2008 or September 30, 2007, as losses, if any, related to these matters are not both probable and estimable.
Bond Indenture Trustee Litigation. On September 10, 2007, we filed an Amended Complaint For Declaratory Judgment and Injunctive Relief in an action pending in the United States District Court in Atlanta, Georgia against the trustees under the indentures governing our outstanding senior and convertible senior notes. We sought, among other relief, a declaration from the court against the trustees that the delay in filing with the SEC our Form 10-Q for the quarterly period ended June 30, 2007 did not constitute a default under the applicable indentures and that the delay would not give rise to any right of acceleration on the part of the holders of the senior and convertible senior notes. On October 29, 2007, we notified the court and the trustees that we had successfully concluded a consent solicitation concerning the notes at issue. The consents provided us with a waiver of any and all defaults under the indentures at issue that may have occurred or may occur prior to May 15, 2008, due to our failure to file or deliver reports or other information we would be required to file with the SEC. On May 15, 2008, we completed the filing of all our previously past due periodic reports with the SEC. We thereafter delivered copies of all such reports to the trustees, pursuant to the applicable indentures. On June 25, 2008, the trustees and we filed a stipulation dismissing the litigation without prejudice. This case is now concluded.
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
Other Matters
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of June 30, 2008, no monetary penalties have been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.
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
We have accrued $18.5 million and $17.6 million in other liabilities related to these matters as of June 30, 2008 and September 30, 2007, respectively.
Item 5. Other Information
On August 7, 2008, the Company entered into an amendment to its Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent. The material terms of the amendment are set forth above under “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Financial Condition and Liquidity - Revolving Credit Facility”. The amendment is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Item 6. Exhibits

10.1	Third Amendment, dated as of August 7, 2008, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent

10.2	Amended and Restated 1999 Stock Incentive Plan (as amended through August 5, 2008)

31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.
Date: August 8, 2008	By:	/s/ Allan P. Merrill
	Name:	Allan P. Merrill
Executive Vice President and Chief Financial Officer