Form 10-K
period 2008-09-30
BEAZER HOMES USA INC
filed 2008-12-02
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act)  Yes  ☐ No  ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (39,234,305 shares) as of March 31, 2008, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $370,764,182.

The number of shares outstanding of the registrant’s Common Stock as of November 28, 2008 was 39,269,431.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K
where incorporated
Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders	III

BEAZER HOMES USA, INC.

FORM 10-K

References to “we,” “us,” “our,” “Beazer,” “Beazer Homes,” and the “Company” in this annual report on Form 10-K refer to Beazer Homes USA, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events, and it is possible that the results described in this annual report will not be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this annual report.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this annual report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part  I, Item 1A− Risk Factors. Such factors may include:

•	the timing and final outcome of the United States Attorney investigation and other state and federal agency investigations, the putative class action lawsuits, the derivative claims, multi-party suits and similar proceedings as well as the results of any other litigation or government proceedings;
•	additional asset impairment charges or writedowns;
•	economic changes nationally or in local markets, including changes in consumer confidence, volatility of mortgage interest rates and inflation;
•	continued or increased downturn in the homebuilding industry;
•	estimates related to homes to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;
•	continued or increased disruption in the availability of mortgage financing;
•	our cost of and ability to access capital and otherwise meet our ongoing liquidity needs including the impact of any further downgrades of our credit ratings or reductions in our tangible net worth or liquidity levels;
•	potential inability to comply with covenants in our debt agreements;
•	increased competition or delays in reacting to changing consumer preference in home design;
•	shortages of or increased prices for labor, land or raw materials used in housing production;
•	factors affecting margins such as decreased land values underlying land option agreements, increased land development costs on projects under development or delays or difficulties in implementing initiatives to reduce production and overhead cost structure;
•	the performance of our joint ventures and our joint venture partners;
•	the impact of construction defect and home warranty claims and the cost and availability of insurance, including the availability of insurance for the presence of moisture intrusion;
•	delays in land development or home construction resulting from adverse weather conditions;
•	potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations, or governmental policies and possible penalties for failure to comply with such laws, regulations and governmental policies;
•	effects of changes in accounting policies, standards, guidelines or principles; or
•	terrorist acts, acts of war and other factors over which the Company has little or no control.

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

PART I

Item 1. Business
We are a geographically diversified homebuilder with active operations in 17 states. Our homes are designed to appeal to homeowners at various price points across various demographic segments and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate exceptional value and quality while seeking to maximize our return on invested capital over time.

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

Industry Overview and Current Market Conditions

The sale of new homes has been and will likely remain a large industry in the United States for four primary reasons: historical growth in both population and households, demographic patterns that indicate an increased likelihood of home ownership as age and income increase, job creation within geographic markets that necessitate new home construction and consumer demand for home features that can be more easily provided in a new home than an existing home.

In any year, the demand for new homes is closely tied to job growth, the availability and cost of mortgage financing, the supply of new and existing homes for sale and, importantly, consumer confidence. Consumer confidence is perhaps the most important of these demand variables and is the hardest one to predict accurately because it is a function of, among other things, consumers’ views of their employment and income prospects, recent and likely future home price trends, localized new and existing home inventory, the level of current and near-term interest and mortgage rates, the availability of consumer credit, valuations in stock and bond markets, and other geopolitical factors. Moreover, because the purchase of a home represents many buyers’ largest single financial commitment, it is often also associated with significant emotional considerations.

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

While we believe that long-term fundamentals for new home construction remain intact, beginning in mid-fiscal 2006, accelerating through fiscal 2008 and continuing into fiscal 2009, the homebuilding industry has experienced a significant downturn. Most housing markets across the United States can be characterized as suffering from an oversupply of new and resale home inventory, reduced levels of consumer demand for new homes, high cancellation rates, aggressive price competition among homebuilders including a growing number of foreclosed homes offered at substantially reduced prices, and a continued significant level of incentives for home sales. The effect of the downturn in the homebuilding industry became more severe in 2008 due to market disruptions resulting from the deterioration in the credit quality of loans originated to non-prime and subprime borrowers. This mortgage crisis ultimately led to reduced availability for mortgage products and reduced investor demand for mortgage loans and mortgage-backed securities. These developments have severely impacted consumer confidence and demand for our homes. While the ultimate outcome of these events cannot be predicted, they have made it more difficult for homebuyers to obtain acceptable financing.

In addition, the United States economy has suffered from a significant reduction in consumer confidence amid a severe decline in the availability of credit to all industries. Specifically, in the fourth quarter of our fiscal 2008, the deterioration in the overall economy accelerated, characterized by several bankruptcies, financial institution failures and consolidations, increased stock market volatility, and an unprecedented level of intervention in the capital markets by the United States federal government. This government intervention has included government control of Federal National Mortgage Association, or “Fannie Mae”, and Federal Home Loan Mortgage Company, or “Freddie Mac”, as well as the enactment of the $700 billion Emergency Economic Stabilization Act of 2008 (“EESA”). EESA was enacted into law on October 3, 2008. EESA authorizes up to $700 billion in new spending authority for the United States Secretary of the Treasury (the “Secretary”) to purchase, manage and ultimately dispose of troubled assets. The provisions of this law include an expansion of the Hope for Homeowners Program. This program allows the Secretary to use loan guarantees and credit enhancements so that loans can be modified to prevent foreclosures. Also, the Secretary can consent to term extensions, rate-reductions and principal write-downs. Federal agencies that own mortgage loans are directed to seek modifications prior to foreclosures. While we expect the impact of this legislation will generally be favorable to the economy, the impact on our operations is not yet determinable.

The Housing and Economic Recovery Act of 2008 (“HERA”) was enacted into law on July 30, 2008. Among other things, HERA provides for a temporary first-time home buyer tax credit for purchases made through July 1, 2009; reforms of Fannie Mae and Freddie Mac, including adjustments to the conforming loan limits; modernization and expansion of the Federal Housing Administration (“FHA”), including an increase to 3.5% in the minimum down payment required for FHA loans; and the elimination of seller-funded down payment assistance programs for FHA loans approved after September 30, 2008. Overall, HERA is intended to help stabilize and add consumer confidence to the housing industry. However, certain of the changes, such as the elimination of the down payment assistance programs and the increase in minimum down payments, may adversely impact the ability of potential homebuyers to afford to purchase a new home or obtain financing. The down payment assistance programs were utilized for a number of our home closings in fiscal 2008. We are currently evaluating the impact HERA will have on our business and future results of operations.

As a result of these factors, we, like many other homebuilders, have experienced a material reduction in revenues and margins and we incurred significant net losses in fiscal 2007 and 2008. These net losses were driven primarily by asset impairment and lot option abandonment charges incurred in both fiscal 2007 and 2008. Please see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional information.

We have responded to this challenging environment with a disciplined operating approach, responding to what was during fiscal 2007 and 2008 and what we expect will continue to be a challenging environment for the homebuilding industry. We continue to make reductions in direct costs and overhead expenses and remain committed to aligning our land supply and inventory levels to current expectations for lower home closings, exercising caution with respect to further investment in inventory. We have focused on the generation of cash from our existing inventory supply as the timing of a market recovery in housing is currently uncertain.

We have also undertaken a comprehensive review of each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entailed an evaluation of both external market factors and our position in each market which has resulted in the decision to discontinue homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH and Lexington, KY which was announced on February 1, 2008 and in Colorado and Fresno, CA which were announced during the third quarter of fiscal 2008. We are actively completing an orderly exit from each of these markets and remain committed to our remaining customer care responsibilities. We have committed to complete all homes under construction in these markets and we are in the process of marketing the remaining land positions for sale. While the underlying basis for exiting each market was different, in each instance we concluded we could better serve shareholder interests by re-allocating the capital employed in these markets. As of September 30, 2008, these markets represented approximately 2% of the Company’s total assets.

On February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender relationship with a national mortgage provider. This exclusive relationship will continue to offer our homebuyers the option of a simplified financing process while enabling us to focus on our core competency of homebuilding. Our decision to exit the mortgage origination business was related to the problems identified by the Audit Committee’s investigation of our mortgage origination practices, the growing complexity and cost of compliance with national, state and local lending rules, and the retrenchment among mortgage capital sources which has had the effect of reducing the profitability of many mortgage brokerage activities. Our mortgage origination business is now reported as a discontinued operation in our consolidated statements of operations for all periods presented.

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

Reportable Business Segments

We design, sell and build single-family and multi-family homes in the following geographic regions which are presented as reportable segments. During fiscal 2008, in connection with our realignment of management, operational and financial reporting lines and our decision to exit a number of markets, we have correspondingly realigned our reportable segments. Those operations located in markets we have exited or are in the process of exiting are included in the “Other Homebuilding” segment:

Segment/State	Market(s) / Year Entered
West:
Arizona	Phoenix (1993)
California	Los Angeles County (1993), Orange County (1993), Riverside and San Bernardino Counties (1993), San Diego County (1992), Ventura County (1993), Sacramento (1993), Kern County (2005)
Nevada	Las Vegas (1993)
New Mexico	Albuquerque (2005)
Texas	Dallas/Ft. Worth (1995), Houston (1995)

East:
Maryland	Baltimore (1998), Metro-Washington, D.C. (1998)
Delaware	Delaware (2003)
New Jersey/New York/	Central and Southern New Jersey (1998), Orange County, NY (2005),
Pennsylvania	Bucks County, PA (1998)
Virginia	Fairfax County (1998), Loudoun County (1998), Prince William County (1998)
North Carolina	Raleigh/Durham (1992)
Indiana	Indianapolis (2002)
Tennessee	Nashville (1987)

Southeast:
Florida	Jacksonville (1993), Fort Myers/Naples (1996), Tampa/St. Petersburg (1996), Orlando (1997), Sarasota (2005), Tallahassee (2006)
Georgia	Atlanta (1985), Savannah (2005)
South Carolina	Charleston (1987), Myrtle Beach (2002)

Other Homebuilding (Exit Markets):
California	Fresno (2005)
Colorado	Denver (2001), Colorado Springs (2003)
Kentucky	Lexington (2002)
North Carolina	Charlotte (1987), Greensboro (1999)
Ohio	Columbus (2002), Cincinnati/Dayton (2002)
Tennessee	Memphis (2002)
South Carolina	Columbia (1993)

Our Other Homebuilding segment includes those markets that we have decided to exit. These operations will be reported as discontinued operations upon cessation of all activities in these markets.

Financial Services:
We provide title services to our customers in many of our markets and report these services under our Financial Services reportable segment.

Seasonal and Quarterly Variability

Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, during fiscal 2008, we continued to experience challenging market conditions in most of our markets which contributed to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations.

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

During fiscal year 2008, the average sales price of our homes closed was approximately $248,700. The following table summarizes certain operating information of our reportable homebuilding segments as of and for the years ended September 30, 2008, 2007 and 2006 (dollars in thousands). Please see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional information.

	2008		2007		2006

	Number of		Number of		Number of	Average
	Homes	Average	Homes	Average	Homes	Closing
	Closed	Closing Price	Closed	Closing Price	Closed	Price

West	2,777	$240.5	4,369	$288.5	6,484	$311.4
East	2,405	279.9	2,821	313.2	4,617	306.8
Southeast	1,515	232.0	2,970	258.9	4,483	266.3
Other	995	221.8	1,860	226.6	2,777	221.9

Total Company	7,692	$248.7	12,020	$277.4	18,361	$285.7

	September 30, 2008		September 30, 2007		September 30, 2006

	Units in	Dollar Value	Units in	Dollar Value	Units in	Dollar Value
	Backlog	in Backlog	Backlog	in Backlog	Backlog	in Backlog

West	527	$117,721	805	$217,122	1,730	$558,994
East	485	132,766	1,317	410,659	1,322	464,629
Southeast	306	67,959	490	123,309	1,343	373,484
Other	40	8,153	373	87,716	707	158,349

Total Company	1,358	$326,599	2,985	$838,806	5,102	$1,555,456

Corporate Operations

We perform all or most of the following functions at our corporate office:

•	evaluate and select geographic markets;
•	allocate capital resources to particular markets for land acquisitions;
•	maintain and develop relationships with lenders and capital markets to create access to financial resources;
•	plan and design homes and community projects;
•	operate and manage information systems and technology support operations; and
•	monitor the operations of our subsidiaries and divisions.

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

Field Operations

The development and construction of each project is managed by our operating divisions, each of which is generally led by a market leader who, in turn, reports to a regional president and indirectly to our Chief Operating Officer. At the development stage, a manager (who may be assigned to several projects and reports to the market leader of the division) supervises development of buildable lots. During fiscal 2008, we reorganized our field operations into three regions and concentrated certain accounting, accounts payable, billing and purchasing functions in regional accounting centers. Together with our operating divisions, our field teams are equipped with the skills to complete the functions of identification of land acquisition opportunities, land entitlement, land development, construction, marketing, sales and warranty service.

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

We select our land for development based upon a variety of factors, including:

•	internal and external demographic and marketing studies;
•	suitability for development during the time period of one to five years from the beginning of the development process to the last closing;
•	centralized corporate-level management review of all significant land decisions;
•	financial review as to the feasibility of the proposed project, including profit margins and returns on capital employed;
•	the ability to secure governmental approvals and entitlements;
•	environmental and legal due diligence;
•	competition in the area;
•	proximity to local traffic corridors and amenities; and
•	management’s judgment as to the real estate market and economic trends and our experience in a particular market.

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

Under option contracts, both with and without specific performance, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligations with respect to options with specific performance are included on our consolidated balance sheet in other liabilities at September 30, 2008. At September 30, 2008, we were committed to future amounts under option contracts with specific performance obligations that aggregated $56.0 million, net of cash deposits. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $50.8 million at September 30, 2008. This amount includes non-refundable letters of credit of approximately $7.4 million. At September 30, 2008, future amounts under option contracts without specific performance obligations aggregated approximately $508.2 million, net of cash deposits.

The following table sets forth, by reportable segment, land controlled by us as of September 30, 2008:

	Lots Owned
		Lots for Current			Homes		Total Lots
	Undeveloped	and Future	Finished	Land Held	Under	Total Lots	Under	Total Lots
	Lots (1)	Development	Lots	for Sale	Construction (2)	Owned	Contract	Controlled
West
Arizona	-	680	546	826	150	2,202	792	2,994
California	-	3,931	1,032	238	436	5,637	174	5,811
Nevada	-	895	502	-	124	1,521	1,448	2,969
Texas	85	1,106	1,850	-	360	3,401	528	3,929
New Mexico	-	-	90	-	18	108	162	270

Total West	85	6,612	4,020	1,064	1,088	12,869	3,104	15,973

East
Virginia	-	-	339	-	134	473	473	946
Maryland	-	573	828	-	176	1,577	509	2,086
Delaware	-	906	157	-	36	1,099	217	1,316
Indiana	294	1,655	1,104	265	237	3,555	162	3,717
North Carolina	-	339	97	190	66	692	107	799
Tennessee	-	1,151	10	-	93	1,254	651	1,905
New Jersey	-	165	292	-	99	556	870	1,426

Total East	294	4,789	2,827	455	841	9,206	2,989	12,195

Southeast
Georgia	-	88	183	162	86	519	-	519
Florida	-	1,518	856	206	241	2,821	2,907	5,728
South Carolina	-	1,160	548	59	152	1,919	1,504	3,423

Total Southeast	-	2,766	1,587	427	479	5,259	4,411	9,670

Other
Exit Markets	-	-	35	1,703	51	1,789	-	1,789

Total	379	14,167	8,469	3,649	2,459	29,123	10,504	39,627

(1)	“Undeveloped Lots” consists of raw land that is expected to be developed into the respective number of lots reflected in this table.

(2)	The category “Homes Under Construction” represents lots upon which construction of a home has commenced.

The following table sets forth, by reportable segment, land held for development, land held for future development and land held for sale as of September 30, 2008:

		Land Held for
	Land Held for	Future	Land Held for
	Development	Development	Sale
West	$171,293	$341,784	$26,515
East	239,101	44,387	3,642
Southeast	104,134	21,149	14,841
Other	1,722	-	40,738
Unallocated	102,002	-	-

Total	$618,252	$407,320	$85,736

Joint Ventures. We participate in land development joint ventures in which Beazer Homes has less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. During fiscal 2008 and 2007 respectively, we wrote down our investment in certain of our joint ventures by $68.8 million and $28.6 million as a result of impairments of inventory held within those ventures. In fiscal 2007, we also recorded $3.4 million of contractual obligation abandonments related to those ventures.

Our joint ventures typically obtain secured acquisition, development and construction financing. At September 30, 2008, our unconsolidated joint ventures had borrowings outstanding totaling $524.4 million of which $327.9 million related to one joint venture in which we are a 2.58% partner. In some instances, Beazer Homes and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At September 30, 2008, these guarantees included, for certain joint ventures, construction completion guarantees, loan to value maintenance agreements, repayment guarantees and environmental indemnities (see Note 13 to the Consolidated Financial Statements).

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

Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. At September 30, 2008, excluding models, we had 2,041 homes at various stages of completion of which 1,057 were under contract and included in backlog at such date and 984 homes (408 were completed and 576 under construction) were not under a sales contract, either because the construction of the home was begun without a sales contract or because the original sales contract had been cancelled.

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

In addition, we maintain third-party insurance, subject to applicable self-insured retentions, for most construction defects that we encounter in the normal course of business. We believe that our accruals and third-party insurance are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation. Please see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 13, “Contingencies” to the Consolidated Financial Statements for additional information.

There can be no assurance, however, that the terms and limitations of the limited warranty will be effective against claims made by the homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims or that claims will not arise out of events or circumstances not covered by insurance and/or not subject to effective indemnification agreements with our subcontractors.

Marketing and Sales

We make extensive use of advertising and other promotional activities, including our Internet website (http://www.beazer.com), mass-media advertisements, brochures, direct mail, billboards and the placement of strategically located signboards in the immediate areas of our developments.

We normally build, decorate, furnish and landscape model homes for each project and maintain on-site sales offices. At September 30, 2008, we maintained 503 model homes, of which 222 were owned, 196 were financed and 85 were leased from third parties pursuant to sale and leaseback agreements. We believe that model homes play a particularly important role in our marketing efforts.

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

Customer Financing

Through January 31, 2008, Beazer Mortgage Corporation (“Beazer Mortgage”) financed certain of our mortgage lending activities with borrowings under its warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors. Beazer Mortgage provided qualified homebuyers numerous financing options, including a wide variety of conventional, FHA and Veterans’ Administration (“VA”) financing programs. Effective February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender arrangement with a national, third-party mortgage provider. The operating results of Beazer Mortgage are reported as discontinued operations in the Consolidated Statements of Operations for all periods presented. See Item 3 – Legal Proceedings for discussion of the investigations and litigation related to our mortgage origination business.

We continue to offer title insurance services to our homebuyers in many of our markets.

Competition

The development and sale of residential properties is highly competitive and fragmented, particularly in the current weak housing environment. We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources and/or lower costs than us. We also compete for residential sales with individual resales of existing homes (including a growing number of foreclosed homes offered at substantially reduced prices), available rental housing and, to a lesser extent, resales of condominiums. In recent months, short sales (a transaction in which the seller’s mortgage lender agrees to accept a payoff of less than the balance due on the loan) and foreclosures have become a sizable portion of the existing home market.

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

We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums, “slow-growth” or “no-growth” initiatives or building permit allocation ordinances which could be implemented in the future in the states and markets in which we operate. Substantially all of our land is entitled and, therefore, the moratoriums generally would only adversely affect us if they arose from health, safety and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdictions. These fees are normally established, however, when we receive recorded final maps and building permits. We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These laws may result in delays, cause us to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas.

In order to provide homes to homebuyers qualifying for FHA-insured or VA-guaranteed mortgages, we must construct homes in compliance with FHA and VA regulations. Our title subsidiaries are subject to various licensing requirements and real estate laws and regulations in the states in which they do business. These laws and regulations include provisions regarding operating procedures, investments, lending and privacy disclosures, forms of policies and premiums.

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

Bonds and Other Obligations

We are frequently required, in connection with the development of our projects, to provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 2008 we had approximately $50.8 million and $384.1 million of outstanding letters of credit and performance bonds, respectively, related to our obligations to local governments to construct roads and other improvements in various developments, which were in addition to outstanding letters of credit of approximately $11.6 million related to our land option contracts.

Employees and Subcontractors

At September 30, 2008, we employed 1,444 persons, of whom 445 were sales and marketing personnel and 331 were involved in construction. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good. In response to the continued weakness in the homebuilding market and economy in general, in fiscal 2008 we reduced our number of employees by 45% or 1,175 employees as compared to September 30, 2007.

Available Information

Our Internet website address is www.beazer.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission (“SEC”) and are available in print to any stockholder who requests a printed copy. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

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

Most housing markets across the United States continue to be characterized by an oversupply of both new and resale home inventory, including foreclosed homes, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders and increased incentives for home sales. As a result of these factors, we, like many other homebuilders, have experienced a material reduction in revenues and margins. These challenging market conditions are expected to continue for the foreseeable future and, in the near term, these conditions may further deteriorate. We expect that continued weakness in the homebuilding market will adversely affect our business, results of operations and stockholders’ equity as compared to prior periods and could result in additional inventory and goodwill impairments in the future.

In addition, we have been experiencing a significant increase in the number of cancellations by customers. Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home. Although these sales contracts typically require a cash deposit and do not make the sale contingent on the sale of the customer’s existing home, in some cases a customer may cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or as a matter of our business practices. If the current industry downturn continues, economic conditions continue to deteriorate or if mortgage financing becomes less accessible, more homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund, rather than complete the purchase. Significant cancellations have had, and could have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory. In particular, our cancellation rates for the fiscal quarter and fiscal year ended September 30, 2008 were 45.7% and 39.9%, respectively. It is important to note that both backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. There is an inherent imprecision in these metrics based on an evaluation of qualitative factors during the transaction cycle.

Based on our impairment tests and consideration of the current and expected future market conditions, we recorded inventory impairment charges of $429.4 million, lot option abandonment charges of $81.2 million and non-cash goodwill impairment charges totaling $52.5 million during fiscal 2008. During fiscal 2008, we also wrote down our investment in certain of our joint ventures reflecting $68.8 million of impairments of inventory held within those ventures. While we believe that no additional goodwill, joint venture investment or inventory impairments existed as of September 30, 2008, future economic or financial developments, including general interest rate increases, poor performance in either the national economy or individual local economies, or our ability to meet our projections could lead to future impairments.

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

We are the subject of ongoing governmental criminal and civil investigations and pending civil litigation which could result in criminal charges and could require us to pay substantial fines, damages or other penalties or could otherwise have a material adverse effect on us. The failure to fulfill our obligations under the consent order with the SEC could have a material adverse effect on our operations.

We and our subsidiary, Beazer Mortgage Corporation, are under criminal and civil investigations by the United States Attorney’s office in the Western District of North Carolina and other federal and state agencies.

We and certain of our current and former employees, officers and directors have been named as defendants in securities class action lawsuits, lawsuits regarding Employee Retirement Income Security Act (“ERISA”) claims, and derivative shareholder actions. In addition, certain of our subsidiaries have been named in class action and multi-party lawsuits regarding claims made by homebuyers. We cannot predict or determine the timing or final outcome of the investigations or the lawsuits or the effect that any adverse findings in the investigations or adverse determinations in the lawsuits may have on us. While we are cooperating with the investigations, developments, including the expansion of the scope of the investigations, could negatively impact us, could divert the efforts and attention of our management team from the operation of our business, and/or result in further departures of executives or other employees. An unfavorable determination resulting from any investigation could result in the filing of criminal charges or the payment of substantial criminal or civil fines, the imposition of injunctions on our conduct or the imposition of other penalties or consequences, including but not limited to the Company having to adjust, curtail or terminate the conduct of certain of our business operations. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flows. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages which may not be covered by insurance. Further, the legal costs associated with the investigations and the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations. In addition to expenses incurred to defend the Company in these matters, under Delaware law and our bylaws, we may have an obligation to indemnify our current and former officers and directors in relation to these matters. We have obligations to advance legal fees and expenses to certain directors and officers, and we have advanced, and may continue to advance, legal fees and expenses to certain other current and former employees.

In connection with the settlement with the SEC, we consented, without admitting or denying any wrongdoing, to a cease and desist order requiring future compliance with certain provisions of the federal securities laws and regulations. If we are found to be in violation of the order in the future, we may be subject to penalties and other adverse consequences as a result of the prior actions.

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

S&P lowered its rating of the Company’s corporate credit and senior unsecured debt from B to B- on November 25, 2008 and maintained its negative outlook. On March 26, 2008, Moody’s lowered its rating from B1 to B2 and maintained its negative outlook. On September 4, 2008, Fitch lowered the Company’s issuer-default rating from B to B-. The rating agencies announced that these downgrades reflect deterioration in our homebuilding operations, credit metrics and other earnings-based metrics and their outlook for our future earnings, as well as possible distractions resulting from the ongoing investigations described elsewhere herein. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be further lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a further weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

Our revolving credit facility, bonds and certain other debt impose significant restrictions and obligations on us. Restrictions on our ability to borrow could adversely affect our liquidity. In addition, our substantial indebtedness could adversely affect our financial condition, limit our growth and make it more difficult for us to satisfy our debt obligations.

Our revolving credit facility imposes certain restrictions and obligations on us. The facility size is dependent upon certain consolidated tangible net worth qualifications. Availability under the facility is also subject to satisfaction of a secured borrowing base. We are permitted to grow the borrowing base by adding additional cash and/or real estate as collateral securing the revolving credit facility. In addition, we must comply with other covenants which, among other things, require us to maintain minimum tangible net worth and liquidity levels and limit the incurrence of liens, secured debt, investments, transactions with affiliates, asset sales, mergers and other matters. Any failure to comply with any of these covenants could result in an event of default under the revolving credit facility. Any such event of default, any other default or any failure of our representations and warranties in the credit agreement to be correct in all material respects on the date of a proposed borrowing would also prohibit our ability to make borrowings under the revolving credit facility and could negatively impact other covenants or lead to defaults under certain of our other debt. We have in the past needed waivers and amendments under this facility with respect to financial covenants and other matters. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. The indentures under which our senior notes were issued and certain of our other debt contain similar covenants.

As of September 30, 2008, we had total outstanding indebtedness of approximately $1.75 billion, net of unamortized discount of approximately $2.6 million. Our substantial indebtedness could have important consequences to us and the holders of our securities, including, among other things:

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

Substantially all purchasers of our homes finance their acquisition with mortgage financing. Recently, the credit markets and the mortgage industry have been experiencing a period of unparalleled turmoil and disruption characterized by bankruptcies, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government. The U.S. residential mortgage market is further impacted by the deterioration in the credit quality of loans originated to non-prime and subprime borrowers and an increase in mortgage foreclosure rates. These difficulties are not expected to improve until residential real estate inventories return to a more normal level and the mortgage credit market stabilizes. While the ultimate outcome of these events cannot be predicted, they have had and may continue to have an impact on the availability and cost of mortgage financing to our customers. The volatility in interest rates, the decrease in the willingness and ability of lenders to make home mortgage loans, the tightening of lending standards and the limitation of financing product options, have made it more difficult for homebuyers to obtain acceptable financing. Any substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective first-time and move-up homebuyers to obtain financing for our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. This disruption in the credit markets and the curtailed availability of mortgage financing has adversely affected, and is expected to continue to adversely affect, our business, financial condition, results of operations and cash flows as compared to prior periods.

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

We regularly acquire land for replacement and expansion of land inventory within our existing and new markets. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. When market conditions are such that land values are not appreciating, previously entered into option agreements may become less desirable, at which time we may elect to forego deposits and preacquisition costs and terminate the agreements. In fiscal 2008, we recorded $81.2 million of lot option abandonment charges. During fiscal 2008, as a result of the further deterioration of the housing market and our strategic decision related to projects which no longer met our internal investment standards, we determined that the carrying amount of certain of our inventory assets exceeded their estimated fair value. As a result of our analysis, during fiscal 2008, we incurred $429.4 million of non-cash pre-tax charges related to inventory impairments. If these adverse market conditions continue or worsen, we may have to incur additional inventory impairment charges which would adversely affect our financial condition, results of operations and stockholders’ equity.

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest and we can be adversely impacted by joint venture partners’ failure to fulfill their obligations.

We participate in land development joint ventures (“JVs”) in which we have less than a controlling interest. We have entered into JVs in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our JVs are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. As a result of the deterioration of the housing market in fiscal 2008 and 2007, we wrote down our investment in certain of our JVs reflecting $68.8 million and $28.6 million of impairments of inventory held within those JVs, respectively. In fiscal 2007 we also recorded $3.4 million of JV contractual obligation abandonments. If these adverse market conditions continue or worsen, we may have to take further writedowns of our investments in our JVs.

Our joint venture investments are generally very illiquid both because we lack a controlling interest in the JVs and because most of our JVs are structured to require super-majority or unanimous approval of the members to sell a substantial portion of the JV’s assets or for a member to receive a return of its invested capital. Our lack of a controlling interest also results in the risk that the JV will take actions that we disagree with, or fail to take actions that we desire, including actions regarding the sale of the underlying property.

Our JVs typically obtain secured acquisition, development and construction financing. At September 30, 2008, our unconsolidated JVs had borrowings totaling $524.4 million, of which $327.9 million related to one joint venture in which we are a 2.58% partner. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated JVs. At September 30, 2008, these guarantees included, for certain joint ventures, construction completion guarantees, loan-to-value maintenance agreements, repayment guarantees and environmental indemnities. At September 30, 2008, we had repayment guarantees of $39.2 million and loan-to-value maintenance guarantees of $5.8 million of debt of unconsolidated joint ventures (see Notes 3 and 13 to the Consolidated Financial Statements). As the housing market has deteriorated, many of these joint ventures are in default or are at risk of defaulting under their debt agreements and it has become more likely that our guarantees may be called upon. If one or more of these guarantees were drawn upon or otherwise invoked, our obligations could be significant, individually or in the aggregate, which could have a material adverse effect on our financial position or results of operations. We cannot predict whether such events will occur or whether such obligations will be invoked.

We may not be able to utilize all of our deferred tax assets.

As of September 30, 2008, the Company has determined that it is in a cumulative loss position based on the guidance in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Due to this cumulative loss position and the lack of sufficient objective evidence regarding the realization of our deferred tax assets in the foreseeable future, we have recorded a valuation allowance for substantially all of our deferred tax assets. Although we do expect the industry to recover from the current downturn to normal profit levels in the future, it may be necessary for us to record additional valuation allowances in the future related to operating losses. Additional valuation allowances could materially increase our income tax expense, and therefore adversely affect our results of operations and tangible net worth in the period in which such valuation allowance is recorded.

We could experience a reduction in home sales and revenues or reduced cash flows due to our inability to acquire land for our housing developments if we are unable to obtain reasonably priced financing to support our homebuilding activities.

The homebuilding industry is capital intensive, and homebuilding requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. If internally generated funds and borrowings under our revolving credit facility are not sufficient, we would seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings. The amount and types of indebtedness which we may incur are limited by the terms of our existing debt. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The credit and capital markets are also experiencing significant volatility that is difficult to predict. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts, we may incur contractual penalties and fees.

Our stock price is volatile, has recently declined substantially and could continue to decline.

The securities markets in general and our common stock in particular have experienced significant price and volume volatility over the past year. The market price and volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations or business prospects. In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:

•	operating results that vary from the expectations of securities analysts and investors;
•	factors influencing home purchases, such as availability of home mortgage loans and interest rates, credit criteria applicable to prospective borrowers, ability to sell existing residences, and homebuyer sentiment in general;
•	the operating and securities price performance of companies that investors consider comparable to us;
•	announcements of strategic developments, acquisitions and other material events by us or our competitors; and

•	changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.

To the extent that the price of our common stock remains low or declines further, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration will be reduced. This, in turn, may adversely impact our ability to reduce our financial leverage, as measured by the ratio of debt to total capital. As of September 30, 2008, our financial leverage was 82.3%. Continued high levels of leverage or further increases may adversely affect our credit ratings and make it more difficult for us to access additional capital. These factors may limit our ability to implement our operating and growth plans.

The tax benefits of our pre-ownership change net operating loss carryforwards and any future recognized built-in losses in our assets will be substantially limited since we recently experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code.

Based on recent impairments and our current financial performance, we generated net operating losses for fiscal 2008 and expect to generate additional net operating losses in future years. In addition, we believe we have significant “built-in losses” in our assets (i.e. an excess tax basis over current fair market value) that may result in tax losses as such assets are sold. Net operating losses generally may be carried forward for a 20-year period to offset future earnings and reduce our federal income tax liability. Built-in losses, if and when recognized, generally will result in tax losses that may then be deducted or carried forward. However, because we experienced an “ownership change” under Section 382 of the Internal Revenue Code as of December 31, 2007, our ability to realize these tax benefits may be significantly limited.

Section 382 contains rules that limit the ability of a company that undergoes an “ownership change,” which is generally defined as any change in ownership of more than 50% of its common stock over a three-year period, to utilize its net operating loss carryforwards and certain built-in losses or deductions, as of the ownership change date, that are recognized during the five-year period after the ownership change. These rules generally operate by focusing on changes in the ownership among shareholders owning, directly or indirectly, 5% or more of the company’s common stock (including changes involving a shareholder becoming a 5% shareholder) or any change in ownership arising from a new issuance of stock or share repurchases by the company.

As a result of our recent “ownership change” for purposes of Section 382, our ability to use certain of our pre-ownership change net operating loss carryforwards and recognize certain built-in losses or deductions is limited by Section 382 to a maximum amount of approximately $17 million annually. Based on the resulting limitation, a significant portion of our pre-ownership change net operating loss carryforwards and any future recognized built-in losses or deductions could expire before we would be able to use them. Our inability to utilize our pre-ownership change net operating loss carryforwards and any future recognized built-in losses or deductions could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We and certain of our subsidiaries have been, and continue to be, named as defendants in various construction defect claims, product liability claims, complaints and other legal actions that include claims related to moisture intrusion. Furthermore, plaintiffs may in certain of these legal proceedings seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend, and if we were to lose any certified class action suit, it could result in substantial liability for us.

With respect to certain general liability exposures, including construction defect, moisture intrusion and related claims and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically. Although we have obtained insurance for construction defect claims subject to applicable self-insurance retentions, such policies may not be available or adequate to cover any liability for damages, the cost of repairs, and/or the expense of litigation surrounding current claims, and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

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

Our operating results in a future quarter or quarters may fall below expectations of securities analysts or investors and, as a result, the market value of our common stock will fluctuate. We historically have experienced, and expect to continue to experience, variability in home sales and net earnings on a quarterly basis. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Our quarterly results of operations may continue to fluctuate in the future as a result of a variety of both national and local factors, including, among others:

•	the timing of home closings and land sales;
•	our ability to continue to acquire additional land or secure option contracts to acquire land on acceptable terms;
•	conditions of the real estate market in areas where we operate and of the general economy;
•	raw material and labor shortages;
•	seasonal home buying patterns; and
•	other changes in operating expenses, including the cost of labor and raw materials, personnel and general economic conditions.

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

Adverse developments in the war on terrorism, future terrorist attacks against the United States, or any outbreak or escalation of hostilities between the United States and any foreign power, including the armed conflict in Iraq, may cause disruption to the economy, our Company, our employees and our customers, which could adversely affect our revenues, operating expenses, and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2008, we lease approximately 57,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 494,000 square feet of office space for our subsidiaries’ operations at various locations. We own an aggregate of 49,388 square feet of office space in Indianapolis, Indiana. We are actively marketing our Indiana office building for sale.

Item 3.	Legal Proceedings
Investigations

United States Attorney, State and Federal Agency Investigations. Beazer Homes and its subsidiary, Beazer Mortgage Corporation, are under criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina and other state and federal agencies concerning the matters that were the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors (the “Investigation”) as more fully described in Notes 14 and 17 to the consolidated financial statements included in Item 8 of our 2007 Form 10-K. The Company is fully cooperating with these investigations.

Securities and Exchange Commission Investigation. On July 20, 2007, Beazer Homes received from the SEC a formal order of private investigation to determine whether Beazer Homes and/or other persons or entities involved with Beazer Homes have violated federal securities laws, including, among others, the anti-fraud, books and records, internal accounting controls, periodic reporting and certification provisions thereof. The SEC had previously initiated an informal investigation in this matter in May 2007. On September 24, 2008, the Company settled with the SEC. Under the terms of the settlement, the Company has consented, without admitting or denying any wrongdoing, to a cease and desist order requiring future compliance with certain provisions of the federal securities laws and regulations. The settlement does not require the Company to pay a monetary penalty and concludes the SEC’s investigation into these matters with respect to the Company.

Independent Investigation. The Audit Committee of the Beazer Homes Board of Directors has completed the Investigation of Beazer Homes’ mortgage origination business, including, among other things, investigating certain evidence that the Company’s subsidiary, Beazer Mortgage Corporation, violated U.S. Department of Housing and Urban Development (“HUD”) regulations and may have violated certain other laws and regulations in connection with certain of its mortgage origination activities. The Investigation also found evidence that employees of the Company’s Beazer Mortgage Corporation (“Beazer Mortgage”) subsidiary violated certain federal and/or state regulations, including U.S. Department of Housing and Urban Development (“HUD”) regulations. Areas of concern uncovered by the Investigation included our former practices in the areas of: down payment assistance program; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate. We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of September 30, 2008. In addition, the Investigation identified accounting and financial reporting errors and irregularities which resulted in the restatement of certain prior period consolidated financial statements. The results of the Investigation and restatement are fully described in Notes 14 and 17 to the consolidated financial statements included in Item 8 of our 2007 Form 10-K.

Litigation

Securities Class Action. Beazer Homes and certain of our current and former officers (the “Individual Defendants”), as well as our Independent Registered Accounting Firm, are named as defendants in putative class action securities litigation pending in the United States District Court for the Northern District of Georgia. Three separate complaints were initially filed between March 29 and May 21, 2007. The cases were subsequently consolidated by the court and the court appointed Glickenhaus & Co. and Carpenters Pension Trust Fund for Northern California as lead plaintiffs. On June 27, 2008, lead plaintiffs filed an Amended and Consolidated Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”), which purports to assert claims on behalf of a class of persons and entities that purchased or acquired the securities of Beazer Homes during the period January 27, 2005 through May 12, 2008. The Consolidated Complaint asserts a claim against the defendants under Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder for allegedly making materially false and misleading statements regarding our business and prospects, including, among other things, alleged misrepresentations and omissions related to alleged improper lending practices in our mortgage origination business, alleged misrepresentations and omissions related to improper revenue recognition and other accounting improprieties and alleged misrepresentations and omissions concerning our land investments and inventory. The Consolidated Complaint also asserts claims against the Individual Defendants under Sections 20(a) and 20A of the Exchange Act. Lead plaintiffs seek a determination that the action is properly maintained as a class action, an unspecified amount of compensatory damages and costs and expenses, including attorneys’ fees. On November 3, 2008, the Company and the other defendants filed motions to dismiss the Consolidated Complaint. Briefing of the motion is expected to be completed in February 2009. The Company intends to vigorously defend against these actions.

Derivative Shareholder Actions. Certain of Beazer Homes’ current and former officers and directors were named as defendants in a derivative shareholder suit filed on April 16, 2007 in the United States District Court for the Northern District of Georgia. The complaint also names Beazer Homes as a nominal defendant. The complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched. Plaintiffs seek an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. An additional lawsuit was filed subsequently on August 29, 2007 in the United States District Court for the Northern District of Georgia asserting similar factual allegations. The two Georgia derivative actions have been consolidated, and the plaintiffs have filed an amended, consolidated complaint. Additionally, on September 12, 2007, another derivative suit was filed in Delaware Chancery Court, and the plaintiffs filed an amended complaint in that Delaware action on October 26, 2007. The Delaware complaint, which raised similar factual and legal claims as those asserted by the plaintiffs in the Georgia derivative actions, has been dismissed. On November 21, 2008, the Company and the other defendants filed motions to dismiss the amended consolidated complaint. Briefing of the motion is expected to be completed in January 2009. The defendants intend to vigorously defend against these actions.

ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (“ERISA”), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently on May 11, 2007, May 14, 2007, June 15, 2007 and July 27, 2007 in the United States District Court for the Northern District of Georgia making similar allegations. The court consolidated these five lawsuits, and on June 27, 2008, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Beazer Homes, our chief executive officer, certain current and former directors of the Company, including the members of the Compensation Committee of the Board of Directors, and certain employees of the Company who acted as members of the Company’s 401(k) Committee. On October 10, 2008, the Company and the other defendants filed a motion to dismiss the Consolidated Complaint. Briefing of the motion is expected to be completed in January 2009. The Company intends to vigorously defend against these actions.

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

An additional putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (“RESPA”) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants moved to dismiss the Complaint on June 4, 2008. On July 25, 2008, in lieu of a response to the motion to dismiss, plaintiff filed an amended complaint. The Company has moved to dismiss the amended complaint and intends to vigorously defend against this action.

Beazer Homes Corp. and Beazer Mortgage Corporation are also named defendants in a lawsuit filed on July 3, 2007, in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division, but remanded on April 23, 2008 to the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The complaint was filed on behalf of ten individual homeowners who purchased homes from Beazer in Mecklenburg County. The complaint alleges certain deceptive conduct by the defendants and brings various claims under North Carolina statutory and common law, including a claim for punitive damages. On June 27, 2008 a second amended complaint, which added two plaintiffs to the lawsuit, was filed. The case has been designated as “exceptional” pursuant to Rule 2.1 of the General Rules of Practice of the North Carolina Superior and District Courts and has been assigned to the docket of the North Carolina Business Court. The Company filed a motion to dismiss on July 30, 2008. On November 18, 2008, the plaintiffs filed a third amended complaint. The Company intends to vigorously defend against this action.

Beazer Homes’ subsidiaries Beazer Homes Holdings Corp. and Beazer Mortgage Corporation were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The lawsuit was amended on June 2, 2008 and named as defendants Beazer Homes Holdings Corp., Beazer Homes USA, Inc., and Security Title Insurance Company. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999 to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court. On November 26, 2008, plaintiffs filed a Second Amended Complaint which substituted new named plaintiffs. The Company intends to vigorously defend against the action.

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

Other Matters

In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of September 30, 2008, no monetary penalties had been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

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

On August 5, 2008, we held our annual meeting of stockholders, at which the following matters were voted upon with the results indicated below. All numbers reported are shares of Beazer Homes’ common stock (39,240,011 outstanding shares were entitled to vote).

1.	The stockholders elected six members to the Board of Directors to serve until the 2009 annual meeting of stockholders. The results of the voting were as follows:

Director	For	Against	Abstain

Laurent Alpert	23,516,413	7,565,117	560,364
Brian C. Beazer	27,036,033	4,056,069	549,792
Peter G. Leemputte	23,512,125	7,572,320	557,449
Ian J. McCarthy	27,114,131	3,976,293	551,470
Larry T. Solari	23,645,131	7,437,409	559,354
Stephen P. Zelnak, Jr.	23,534,376	7,554,755	552,763

2.	The stockholders voted to ratify the selection of Deloitte & Touche LLP by the Audit Committee of the Board of Directors as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008 as follows:

For	Against	Abstain

30,935,978	619,593	86,323

3.	The stockholders voted to approve amendments to the Amended and Restated 1999 Stock Incentive Plan to authorize a stock option/stock-settled appreciation right (“SSAR”) exchange program for eligible employees other than executive officers and directors as follows:

For	Against	Abstain	Broker Non-vote

21,572,347	1,450,611	40,563	8,576,373

4.	The stockholders voted to approve amendments to the Amended and Restated 1999 Stock Incentive Plan to treat awards of SSARs under the Plan in the same manner as stock options as follows:

For	Against	Abstain	Broker Non-vote

21,747,365	1,274,359	41,797	8,578,373

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company lists its common shares on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 28, 2008, the last reported sales price of the Company’s common stock on the NYSE was $1.81. On November 28, 2008, Beazer Homes USA, Inc. had approximately 235 stockholders of record and 39,269,431 shares of common stock outstanding. The following table sets forth, for the quarters indicated, the range of high and low trading for the Company’s common stock during fiscal 2008 and 2007.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Fiscal Year 2008:
High	$12.49	$11.44	$12.40	$9.34
Low	$7.00	$4.53	$5.02	$3.36
Fiscal Year 2007:
High	$48.60	$47.07	$38.76	$25.00
Low	$38.10	$27.71	$24.02	$8.08

Dividends

Effective November 2, 2007, the Board of Directors suspended the payment of quarterly dividends. The Board concluded that this action, which will allow the Company to conserve approximately $16 million of cash on an annual basis, was a prudent effort in light of the continued deterioration in the housing market. In fiscal 2007, we paid quarterly cash dividends aggregating $0.40 per common share, or a total of approximately $15.6 million. In fiscal 2006, the Company paid quarterly cash dividends aggregating $0.40 per common share, or a total of approximately $16.1 million. The Board of Directors will periodically reconsider the declaration of dividends. The reinstatement of quarterly dividends, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2008, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends or share repurchases.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of September 30, 2008 with respect to our shares of common stock that may be issued under our existing equity compensation plans, all of which have been approved by our stockholders:

	Number of Common		Number of Common Shares
	Shares to be Issued	Weighted Average	Remaining Available for Future
	Upon Exercise of	Exercise Price of	Issuance Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Common Shares
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,848,995	$45.78	1,088,797

Issuer Purchases of Equity Securities

On November 18, 2005, as part of an acceleration of our comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase of our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. During fiscal 2006, we repurchased 3,648,300 shares for an aggregate purchase price of $205.4 million, or approximately $56 per share. During fiscal 2008 and 2007, we did not repurchase any shares in the open market. We have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and is unlikely in the foreseeable future.

During the quarter ended September 30, 2008, 4,109 shares were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock units under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of $25,229 or $6.14 per share.

Performance Graph

The following graph illustrates the cumulative total stockholder return on Beazer Homes’ common stock for the last five fiscal years through September 30, 2008, compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes an investment in Beazer Homes’ common stock and in each of the foregoing indices of $100 at September 30, 2003, and assumes that all dividends were reinvested. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	Fiscal Year Ended September 30,
	2003	2004	2005	2006	2007	2008

Beazer Homes USA, Inc.	$100.00	$127.13	$210.37	$141.10	$30.34	$21.99
S&P 500	100.00	113.87	127.82	141.62	164.90	128.66
S&P Homebuilding	100.00	158.25	226.75	164.23	83.46	70.63

Item 6.	Selected Financial Data

($ in millions, except per share amounts)	Year Ended September 30,
	2008	2007	2006	2005	2004

Statement of Operations Data:
Total revenue	$2,074	$3,467	$5,322	$4,955	$3,876
Gross (loss) profit (i)	(323)	(105)	1,197	1,167	803
Operating (loss) income (i)	(748)	(605)	569	491	382
Net (loss) income from continuing operations (i)	(951)	(410)	362	266	234
EPS from continuing operations -basic (i), (ii)	(24.68)	(10.68)	9.10	6.57	5.88
EPS from continuing operations -diluted (i), (ii)	(24.68)	(10.68)	8.29	5.95	5.56
Dividends paid per common share	-	0.40	0.40	0.33	0.13

Balance Sheet Data (end of year):
Cash and cash equivalents and restricted cash	$585	$460	$172	$297	$321
Inventory	1,652	2,775	3,608	2,934	2,355
Total assets (i)	2,642	3,930	4,715	3,829	3,199
Total debt	1,747	1,857	1,956	1,322	1,152
Stockholders’ equity	375	1,324	1,730	1,553	1,267

Supplemental Financial Data:
Cash (used in)/provided by:
Operating activities	$316	$509	$(378)	$(46)	$(46)
Investing activities	(18)	(52)	(105)	(85)	(57)
Financing activities	(167)	(171)	353	108	351

Financial Statistics:
Total debt as a percentage of total debt and stockholders’ equity	82.3%	58.4%	53.1%	46.0%	47.6%
Net debt as a percentage of net debt and stockholders’ equity (iii)	75.6%	51.4%	50.9%	39.7%	39.6%
Gross margin (iii)	-15.6%	-3.0%	22.5%	23.5%	20.7%
EBIT margin (iv)	-33.0%	-13.9%	12.7%	11.9%	12.0%

Operating Statistics:
New orders, net	6,065	9,903	14,191	18,925	17,483
Closings	7,692	12,020	18,361	18,109	16,453
Units in backlog	1,358	2,985	5,102	9,272	8,456
Average selling price (in thousands)	$248.7	$277.4	$285.7	$271.3	$232.2

(i)	The housing market continued to deteriorate during the fiscal year ended September 30, 2008. This deterioration has resulted in an oversupply of inventory, reduced levels of demand, aggressive price competition, higher than normal cancellation rates and increased incentives for homes sales. As a result, gross profit (loss) includes inventory impairment charges of $429.4 million and lot option abandonment charges of $81.2 million for the fiscal year ended September 30, 2008. Gross profit (loss) for fiscal year 2007 includes inventory impairment charges of $488.9 million and lot option abandonment charges of $122.9 million. Gross profit for fiscal year 2006 includes inventory impairment charges of $6.4 million and lot option abandonment charges of $37.8 million. Gross profit for fiscal year 2005 includes lot option abandonment charges of $5.5 million. Operating losses for fiscal year 2008 and 2007 also include non-cash goodwill impairment charges of $52.5 million and $52.8 million, respectively. Fiscal year 2005 operating profit includes the impact of a non-cash, non-tax deductible goodwill impairment charge of $130.2 million associated with the 2002 acquisition of Crossmann Communities. Fiscal 2008 and 2007 net loss also include charges to write down our investment in certain of our joint ventures which reflect $68.8 million and $28.6 million, respectively, of impairments of inventory held within those ventures. Fiscal 2007 includes a charge of $3.4 million related to joint venture contractual obligation abandonments.

Net loss for fiscal 2008 also includes a $400.3 million charge for our valuation allowance established for substantially all of our deferred tax assets.

(ii)	In October 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) ratified the consensus on EITF Issue No. 04-8: “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” EITF 04-8 requires that shares issuable upon conversion of contingently convertible debt instruments (“Co-Co’s”) be included in diluted EPS computations using the “if-converted method” regardless of whether the issuer’s stock price exceeds the contingent conversion price. In fiscal 2005, per share amounts in 2004 were retroactively adjusted to reflect the Company’s March 2005 three-for-one stock split and the Company’s adoption of EITF 04-8, as applicable.

(iii)	Net Debt = Debt less unrestricted cash and cash equivalents; Gross margin = Gross (loss) profit divided by total revenue.

(iv)	EBIT margin = EBIT divided by total revenues; EBIT (earnings before interest and taxes) equals net (loss) income before (a) previously capitalized interest amortized to home construction and land sales expenses and interest expense and (b) income taxes. EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated by adding depreciation and amortization for the period to EBIT. EBIT and EBITDA are not GAAP financial measures. EBIT and EBITDA should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBIT and EBITDA in the same manner as Beazer Homes, the EBIT and EBITDA information presented above may not be comparable to similar presentations by others.

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

A reconciliation of EBITDA and EBIT to cash (used)/provided by operations, the most directly comparable GAAP measure, is provided below for each period presented (in thousands):

	Year Ended September 30,
	2008	2007	2006	2005	2004

Net cash provided by (used in) operating activities	$315,567	$509,371	$(377,996)	$(46,156)	$(46,339)
(Decrease) increase in inventory	(572,746)	(134,953)	486,727	593,521	430,024
Provision (benefit) for income taxes	84,763	(222,207)	214,421	237,315	157,050
Deferred income tax (provision) benefit	(260,410)	161,605	(25,963)	51,186	25,308
Interest amortized to home construction and land sales expenses and inventory impairments and option contract abandonments	126,057	139,880	95,974	80,180	66,528
Interest expense not qualified for capitalization	55,185	-	-	-	-
Decrease (increase) in trade accounts payable and other liabilities	189,029	130,787	84,685	(227,130)	(128,651)
Goodwill impairment	(52,470)	(52,755)	-	(130,235)	-
Inventory impairments and option contract abandonments	(510,628)	(611,864)	(44,175)	(5,511)	(3,180)
Increase (decrease) in accounts and income tax receivables and allowance for doubtful accounts	108,629	(228,551)	181,639	84,637	2,088
(Decrease) increase in mortgage loans available for sale and other assets	(49,600)	(100,556)	112,893	16,780	16,499
Equity in (loss) earnings in joint ventures, net of income distributions	(83,753)	(40,439)	991	(823)	(554)
Tax (benefit) deficiency from stock transactions	(1,158)	2,635	8,205	(11,551)	(9,077)
Other	5,901	(1,610)	8	(806)	(1,837)

EBITDA	(645,634)	(448,657)	737,409	641,407	507,859
Less depreciation and amortization and stock compensation amortization	40,273	44,743	58,178	48,013	38,105

EBIT	$(685,907)	$(493,400)	$679,231	$593,394	$469,754

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Throughout fiscal 2007 and 2008, the homebuilding environment continued to deteriorate as consumer confidence declined, the availability of home mortgage credit tightened significantly and the economy continued to slow down. Specifically, the credit markets and the mortgage industry have been experiencing a period of unparalleled turmoil and disruption characterized by bankruptcy, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government. While the ultimate outcome of these events cannot be predicted, it has made it more difficult for homebuyers to obtain acceptable financing. In addition, the supply of new and resale homes in the marketplace remained excessive for the levels of consumer demand, further challenged by an increased number of foreclosed homes offered at substantially reduced prices. These pressures in the marketplace resulted in the use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels.

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

We have also completed a comprehensive review of each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review, which was concluded during the first quarter of fiscal 2008, entailed an evaluation of both external market factors and our position in each market and has resulted in the decision formalized and announced on February 1, 2008, to discontinue homebuilding operations in Charlotte, NC,

Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH and Lexington, KY. During the third quarter of fiscal 2008, we announced our decision to discontinue homebuilding operations in Colorado and Fresno, CA. We are actively completing an orderly exit from each of these markets and remain committed to our remaining customer care responsibilities. We have committed to complete all homes under construction in these markets and are in the process of marketing the remaining land positions for sale. While the underlying basis for exiting each market was different, in each instance we concluded we could better serve shareholder interests by re-allocating the capital employed in these markets. As of September 30, 2008, these markets represented approximately 2% of the Company’s total assets.

In addition, as disclosed in our 2007 Form 10-K, the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the “Investigation”) and concluded in May 2008, identified accounting and financial reporting errors and irregularities which resulted in the restatement of certain of our prior period consolidated financial statements. We have implemented additional internal controls over the selection, application and monitoring of appropriate accounting policies. See Item 9A — Controls and Procedures for additional information. The Investigation also found evidence that employees of the Company’s Beazer Mortgage Corporation (“Beazer Mortgage”) subsidiary violated certain federal and/or state regulations, including U.S. Department of Housing and Urban Development (“HUD”) regulations. Areas of concern uncovered by the Investigation included our former practices in the areas of: down payment assistance program; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate. We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. See Item 3 – Legal Proceedings for additional discussion of this matter. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of September 30, 2008.

The Housing and Economic Recovery Act of 2008 (“HERA”) was enacted into law on July 30, 2008. Among other things, HERA provides for a temporary first-time home buyer tax credit for purchases made through July 1, 2009; reforms of Fannie Mae and Freddie Mac, including adjustments to the conforming loan limits; modernization and expansion of the FHA, including an increase to 3.5% in the minimum down payment required for FHA loans; and the elimination of seller-funded down payment assistance programs for FHA loans approved after September 30, 2008. Overall, HERA is intended to help stabilize and add consumer confidence to the housing industry. However, certain of the changes, such as the elimination of the down payment assistance programs and the increase in minimum down payments, may adversely impact the ability of potential homebuyers to afford to purchase a new home or obtain financing. The down payment assistance programs were utilized for a number of our home closings in fiscal 2008. We are currently evaluating the impact HERA will have on our business and future results of operations.

The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted into law on October 3, 2008. EESA authorizes up to $700 billion in new spending authority for the United States Secretary of the Treasury (the “Secretary”) to purchase, manage and ultimately dispose of troubled assets. The provisions of this law include an expansion of the Hope for Homeowners Program. This program allows the Secretary to use loan guarantees and credit enhancements so that loans can be modified to prevent foreclosures. Also, the Secretary can consent to term extensions, rate-reductions and principal write-downs. Federal agencies that own mortgage loans are directed to seek modifications prior to foreclosures. While we expect the impact of this legislation will generally be favorable to the economy, the impact on our operations is not yet determinable.

Outlook

We expect that fiscal 2009 will pose significant challenges for us. Like many other homebuilders, we have experienced a material reduction in revenues and margins and we incurred significant net losses in fiscal 2008 and 2007. These net losses were driven primarily by asset impairment and lot option abandonment charges incurred in both fiscal 2008 and 2007. This has resulted in a decrease in our stockholders’ equity from $1.7 billion at September 30, 2006 to $375 million at September 30, 2008. We believe that the homebuilding market will remain challenging throughout fiscal 2009 and, as a result, it is likely that we will also incur net losses in 2009, which will further reduce our stockholders’ equity.

Certain of our property-specific secured notes payable agreements contain covenants that require us to maintain minimum levels of stockholders’ equity (or some variation, such as tangible net worth) or maximum levels of debt to stockholders’ equity. Although the specific covenants and related definitions vary among the agreements, further reductions in our stockholders’ equity, absent the receipt of waivers, may cause breaches of some or all of these covenants. Breaches of certain of these covenants, to the extent they lead to an acceleration, may result in cross defaults under our senior notes. The dollar value of property-specific secured notes payable agreements containing stockholders’ equity-related covenants totaled $39.0 million at September 30, 2008. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

In addition, the size of our Secured Revolving Credit Facility, which has recently been reduced to $250 million, is subject to further reduction to $100 million if our consolidated tangible net worth (defined in the agreement as stockholders’ equity less intangible assets) falls below $250 million. At September 30, 2008 our consolidated tangible net worth for purposes of this covenant was $314.4 million. If our consolidated tangible net worth falls below $100 million, we would be in default of the Secured Revolving Credit Facility. Under such circumstances, the lenders could terminate the facility, accelerate our obligations thereunder or require us to post cash collateral to support our existing letters of credit. At September 30, 2008, we had letters of credit outstanding of $61.2 million under the Secured Revolving Credit Facility. An acceleration of this facility may also result in cross defaults under our senior notes.

Decreased levels of stockholders’ equity may also trigger our obligations to consummate offers to purchase 10% of our non-convertible senior notes at par if our consolidated tangible net worth is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $134.5 million of notes, based on amounts outstanding at September 30, 2008.

Further, several of our joint ventures are in default under their debt agreements at September 30, 2008 or are at risk of defaulting. Although neither the Company nor any of its subsidiaries is the borrower of any of this joint venture debt, we have issued guarantees of various types with respect to many of these joint ventures. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. The total dollar value of our repayment and loan-to-value maintenance guarantees was $45.0 million at September 30, 2008. See Notes 3 and 13 to the Consolidated Financial Statements.

As noted above in Item 3 – Legal Proceedings, we are under criminal and civil investigations by the United States Attorney’s office in the Western District of North Carolina and other federal and state agencies. The investigations could result in, among other consequences, the payment of substantial criminal or civil fines or penalties. As of September 30, 2008, we are not able to estimate the potential magnitude of such potential fines or penalties.

Our cash balance at September 30, 2008 was $584.3 million. Although we expect to incur a net loss during fiscal 2009, we expect to receive a cash tax refund during fiscal 2009 of approximately $150 million which, we believe together with our cash as of September 30, 2008, cash generated from our operations during fiscal 2009 and availability, if any, under our Secured Revolving Credit Facility will be adequate to meet our liquidity needs during fiscal 2009. Additionally, we may be able to reduce our investment in land and homes to generate further liquidity. However, if we are required to fund all of the potential obligations associated with lower levels of stockholders’ equity and joint venture defaults, we would have cash requirements, not including any fines or penalties associated with the government investigations, totaling approximately $280 million which would significantly reduce our overall liquidity.

As a result of these issues, in addition to our continued focus on generation and preservation of cash, we are also focused on increasing our stockholders’ equity and reducing our leverage. In order to accomplish this goal, we will likely need to issue new common or preferred equity. Any new issuance may take the form of public or private offerings for cash, equity issued to consummate acquisitions of assets or equity issued in exchange for a portion of our outstanding debt. In addition, we may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. There can be no assurance that we will be able to complete any of these transactions on favorable terms or at all. We currently intend to attempt to resolve our issues with regulatory authorities before pursuing any specific changes in the capital structure.

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

Inventory Valuation — Held for Development

Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Land held for future development is stated at cost. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets no less than quarterly for recoverability in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct and close all the homes in a typical community. The impact of the downturn in our business has significantly lengthened the estimated life of many communities. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.

We conduct a review of the recoverability of our homebuilding inventories held for development at the community level as factors indicate that an impairment may exist. Events and circumstances that might indicate impairment include, but are not limited to, (1) adverse trends in new orders, (2) higher than anticipated cancellations, (3) declining margins, which might result from the need to offer incentives to new homebuyers to drive sales or price reductions to respond to actions taken by our competitors, (4) economic factors specific to the markets in which we operate, including fluctuations in employment levels, population growth, or levels of new and resale homes for sale in the marketplace and (5) a decline in the availability of credit across all industries.

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

For assets in communities for which the undiscounted future cash flows are less than the carrying value, the carrying value of that community is written down to its then estimated fair value based on discounted cash flows. The carrying value of assets in communities that were previously impaired and continue to be classified as held for development is not written up for future estimates of increases in fair value in future reporting periods. Market deterioration that exceeds our estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if the market continues to deteriorate.

The fair value of the homebuilding inventory held for development is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community, the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. The assumptions used in our discounted cash flow models are specific to each community tested for impairment and typically do not include market improvements except in limited circumstances in the latter years of long-lived communities.

For the fiscal year ended September 30, 2008, we used discount rates of 16% to 23% in our estimated discounted cash flow impairment calculations. During fiscal 2008, 2007 and 2006, we recorded impairments of our inventory of approximately $312.6 million, $440.9 million and $6.4 million, respectively, for land under development and homes under construction.

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

Asset Valuation – Land Held for Sale

We record assets held for sale at the lower of the carrying value or fair value less costs to sell in accordance with SFAS 144. The following criteria are used to determine if land is held for sale:

•	management has the authority and commits to a plan to sell the land;
•	the land is available for immediate sale in its present condition;
•	there is an active program to locate a buyer and the plan to sell the property has been initiated;
•	the sale of the land is probable within one year;
•	the property is being actively marketed at a reasonable sale price relative to its current fair value; and
•	it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.

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

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During fiscal 2008 and 2007, we recorded inventory impairments on land held for sale of approximately $116.8 million and $48.0 million, respectively. No land held for sale inventory impairments were recorded in fiscal 2006.

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

The housing market continued to deteriorate during fiscal 2008 and 2007. This deterioration has resulted in an oversupply of inventory, reduced levels of demand, increased cancellation rates, aggressive price competition and increased incentives for homes sales. Based on our impairment tests and consideration of the current and expected future market conditions, we determined that goodwill for our reporting units in Arizona, Colorado, New Jersey, Southern California and Virginia was impaired and recorded non-cash goodwill impairment charges totaling $52.5 million in fiscal 2008. In fiscal 2007, we recorded non-cash goodwill impairment charges of $52.8 million related to our Florida, Nevada, Northern California, North Carolina and South Carolina reporting units. While we believe that no additional goodwill impairment existed as of September 30, 2008, future economic or financial developments, including general interest rate increases, poor performance in either the national economy or individual local economies, or our ability to meet our projections could result in a revised analysis of fair value in the future and lead to impairment of goodwill related to reporting units which are not currently impaired. As of September 30, 2008, remaining goodwill totaled $16.1 million.

Homebuilding Revenues and Costs

Revenue from the sale of a home is generally recognized when the closing has occurred and the risk of ownership is transferred to the buyer. As appropriate, revenue for condominiums under construction is recognized based on the percentage-of-completion method in accordance with SFAS 66, Accounting for Sales of Real Estate, when certain criteria are met. All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs (based upon an allocation of such costs, including costs to complete the development, or specific lot costs), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest and estimated warranty costs. Sales commissions are included in selling, general and administrative expense when the closing has occurred. All other costs are expensed as incurred.

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

Warranty reserves are included in other liabilities in the consolidated balance sheets. We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period, based on historical experience and management’s estimate of the costs to remediate the claims, and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by operating segment. An analysis by operating segment allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also contemplates the existence of any non-recurring or community-specific warranty related matters that might not be contemplated in our historical data and trends. As a result of our analyses, we adjust our estimated warranty liabilities. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future. Our estimation process for such accruals is discussed in Note 13 to the Consolidated Financial Statements. While we believe that our warranty reserves at September 30, 2008 are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

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

We evaluate our investments in unconsolidated entities for impairment during each reporting period in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value.

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

During fiscal 2008 and 2007, we wrote down our investment in certain of our joint ventures reflecting $68.8 million and $28.6 million, respectively, of impairments of inventory held within those ventures. These charges are included in equity in loss of unconsolidated joint ventures in the accompanying Statement of Operations for the fiscal years ended September 30, 2008 and 2007, respectively. While we believe that no additional impairment of our joint venture investments existed as of September 30, 2008, market deterioration that exceeds our estimates may lead us to incur additional impairment charges. As of September 30, 2008, our remaining investments in unconsolidated joint ventures totaled $33.1 million.

Income Taxes – Valuation Allowance

Judgment is required in estimating valuation allowances for deferred tax assets. In accordance with SFAS 109, Accounting for Income Taxes, a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is not more likely than not that such assets will be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We periodically assess the need for valuation allowances for deferred tax assets based on the SFAS 109 more-likely-than-not realization threshold criterion. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, the Section 382 limitation on our ability to carryforward pre-ownership change net operating losses and recognized built-in losses or deductions, and tax planning alternatives.

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

SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance a company may place on projections of future taxable income to support recovery of such deferred tax assets. In making the determination of whether we are in a cumulative loss position under SFAS 109, we use a measurement period which corresponds to the historical four-year business cycle of the homebuilding industry and which mirrors our expected building and profitability cycles. The homebuilding industry has recently suffered from several temporary factors that have negatively impacted our profitability such as the excess supply of new and used homes for sale and the lack of available credit. As these factors are resolved it would be expected for the industry to recover to normal profit levels. However, as we are in a cumulative loss position, as analyzed under SFAS 109, and based on the lack of sufficient objective evidence regarding the realization of our deferred tax assets in the foreseeable future, during fiscal 2008, we recorded a valuation allowance of $400.3 million for substantially all of our deferred tax assets (see Note 8 to the Consolidated Financial Statements).

We will continue to assess the need for additional valuation allowances in the future. Our estimates of the recoverability of deferred tax assets are dependent upon future taxable income which requires significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is reasonably possible that we may be required to record additional valuation allowances on deferred tax assets and such amounts could be material.

In addition, as a result of our “ownership change” for purposes of Section 382, as of December 31, 2007 our ability to use certain of our pre-ownership change net operating loss carryforwards and recognize certain built-in losses or deductions is limited by Section 382 to a maximum amount of approximately $17 million annually. Based on the resulting limitation, a significant portion of our pre-ownership change net operating loss carryforwards and any future recognized built-in losses or deductions could expire before we would be able to use them. Our inability to utilize our pre-ownership change net operating loss carryforwards or certain built-in losses or deductions could have a material adverse effect on our financial condition, results of operations and cash flows.

Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, beginning in the second half of fiscal 2006 and continuing throughout fiscal 2007 and 2008, we continued to experience challenging conditions in most of our markets which contributed to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations. The following chart presents certain quarterly operating data for our last twelve fiscal quarters.

New Orders (net of cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2008	1,252	1,956	1,774	1,083	6,065

2007	1,783	4,090	3,048	982	9,903

2006	3,782	4,145	4,343	1,921	14,191

Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2008	2,006	1,568	1,677	2,441	7,692

2007	2,664	2,748	2,659	3,949	12,020

2006	3,755	4,217	4,121	6,268	18,361

RESULTS OF OPERATIONS:

	Fiscal Year Ended September 30,
($ in thousands)	2008	2007	2006

Revenues:
Homebuilding	$1,914,304	$3,359,594	$5,220,021
Land and lot sales	155,801	99,063	90,217
Financial Services	4,193	8,068	11,464

Total	$2,074,298	$3,466,725	$5,321,702

Gross (loss) profit
Homebuilding	$(334,711)	$(116,290)	$1,186,378
Land and lot sales	7,677	3,423	(1,114)
Financial Services	4,193	8,068	11,464

Total	$(322,841)	$(104,799)	$1,196,728

Selling, general and administrative (SG&A) expenses:
Homebuilding	$342,440	$410,432	$581,203
Financial Services	2,483	3,342	4,453

Total	$344,923	$413,774	$585,656

Depreciation and amortization	27,544	33,176	41,999
As a percentage of total revenue:
Gross Margin	-15.6%	-3.0%	22.5%
SG&A - homebuilding	16.5%	11.8%	10.9%
SG&A - Financial Services	0.1%	0.1%	0.1%

Goodwill impairment	52,470	52,755	-

Equity in (loss) income of unconsolidated joint ventures from:
Joint venture activities	$(12,523)	$(3,215)	$1,343
Impairments	(68,791)	(28,553)	-
Abandonments	-	(3,386)	-

Equity in (loss) income of unconsolidated joint ventures	$(81,314)	$(35,154)	$1,343

Effective tax rate	-9.8%	35.1%	36.8%

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

Revenues. The continued deterioration of the housing industry contributed to a 40.5% decrease in revenues from fiscal 2008 compared to fiscal 2007. Homes closed decreased by 36.0% to 7,692 in fiscal 2008 compared to 12,020 in fiscal 2007 as excessive levels of new and resale home supplies, tightening of mortgage credit availability and other economic factors impacted consumer homebuyers. This decline was especially pronounced in our California, Nevada, Arizona, New Jersey, South Carolina and Florida markets. The average sales price of homes closed decreased by 10.3% to $248,700 from $277,400 for the fiscal years ended September 30, 2008 and 2007, respectively. Average sales price decreased most significantly in our Florida, Nevada and California markets, due primarily to increased price competition and subsequent price discounting and increasing sales incentives related to the challenging market conditions, including the increased number of foreclosed homes on the market at below average sales prices.

In addition, we had $155.8 million and $99.1 million of land sales for the fiscal years ended September 30, 2008 and 2007 respectively. The increase in land sales in fiscal 2008 primarily resulted from our sale of two condominium projects in Virginia to third parties for approximately $85 million.

Gross Profit (Loss). Gross margin for fiscal 2008 was -15.6% compared to a gross margin of -3.0% for fiscal 2007 driven by continued market weakness resulting in lower revenues. Gross margins for both periods were significantly impacted by non-cash pre-tax inventory impairments and option contract abandonments of $510.6 million in fiscal 2008 compared to $611.9 million recognized in fiscal 2007. Gross margins for fiscal 2008 continued to be negatively impacted by both higher levels of price discounting and sales incentives as compared to the same period a year ago. In response to these market conditions and based on our internal analyses and business decisions, we incurred non-cash, pretax charges of $429.4 million for inventory impairments and $81.2 million for the abandonment of certain land option contracts during fiscal 2008. During fiscal 2007, we recorded $488.9 million of inventory impairments and $122.9 million for the abandonment of land option contracts. Gross profit also includes a reduction in the accrual and costs related to the Trinity class action litigation settlement of $2.5 million in 2008 and $23.8 million in 2007 (see Note 13 to the Consolidated Financial Statements).

In an effort to redeploy assets to more profitable endeavors, we executed several land sales during the past two fiscal years. We realized a gain on land sales of $7.7 million in fiscal 2008 and $3.4 million in fiscal 2007.

Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) totaled $344.9 million in fiscal 2008 and $413.8 million in fiscal 2007. The 16.6% decrease in SG&A expense during the periods presented is primarily related to cost reductions realized as a result of our comprehensive review and realignment of our overhead structure in light of our reduced volume expectations and lower sales commissions related to decreased revenues, offset by increased costs related to investigation related costs and severance costs. Fiscal 2008 and 2007 SG&A expense included $5.7 million and $4.5 million in severance costs related to employees who had been severed as of September 30 of the respective year. In addition, fiscal 2008 and 2007 SG&A expense included $31.8 million and $10.8 million, respectively of investigation related costs (an additional $6.4 million was incurred in fiscal 2007 related to and is recorded in our discontinued operations). As of September 30, 2008, we had reduced our overall number of employees by 1,175 or 45% as compared to September 30, 2007, or a cumulative reduction of 66% since September 30, 2006. As a percentage of total revenue, SG&A expenses were 16.6% in fiscal 2008 (15.1% excluding the investigation related costs) and 11.9% in fiscal 2007 (11.6% excluding the investigation related costs). The increase in SG&A costs as a percentage of total revenue is primarily related to the aforementioned investigative and severance costs and the impact of fixed overhead expenses on reduced revenues.

Depreciation and Amortization. Depreciation and amortization (“D&A”) totaled $27.5 million in fiscal 2008 and $33.2 million in fiscal 2007. The decrease in D&A during the periods presented is primarily related to reduced spending on model furnishings and sales office improvements as a result of our strategic review of our communities.

Goodwill Impairment Charges. In light of continuing market weakness, significantly reduced new orders, additional pricing pressures and additional incentives provided to homebuyers, our reforecasting of expected future results of operations and increasing inventory charges, and in connection with goodwill impairment tests in accordance with SFAS 142, we recorded pretax, non-cash goodwill impairment charges of $52.5 million in fiscal 2008 related to our reporting units in Arizona, Colorado, New Jersey, Southern California and Virginia. In fiscal 2007, we recorded pretax, non-cash goodwill impairment charges of $52.8 million related to our reporting units in Nevada, Northern California, Florida and certain of our reporting units in South Carolina and North Carolina. The goodwill impairment charges were based on estimates of the fair value of the underlying assets of the reporting units. These charges are reported in Corporate and unallocated and are not allocated to our homebuilding segments. To the extent that there is further deterioration in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding fair value of reporting units which are currently not impaired could change, which could result in future goodwill impairments that have a material adverse effect on our financial position and results of operations.

Joint Venture Impairment Charges. As of September 30, 2008, we participated in 19 land development joint ventures in which we had less than a controlling interest. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. As a result of the deterioration of the housing market in fiscal 2008, we wrote down our investment in certain of our joint ventures reflecting $68.8 million of impairments of inventory held within those joint ventures. Joint venture impairments of $28.6 million and $3.4 million of contractual obligation abandonments were recorded in fiscal 2007. If these adverse market conditions continue or worsen, we may have to take further writedowns of our investments in these joint ventures that may have a material adverse effect on our financial position and results of operations.

Income Taxes. Our effective tax rate for continuing operations was -9.8% for fiscal 2008 and 35.1% for fiscal 2007. The effective tax rates for fiscal 2008 and 2007, respectively, were impacted by $52.5 million and $52.8 million of non-cash goodwill impairment charges discussed above.

The decrease in our effective tax rate between years is primarily due to the valuation allowance recorded in fiscal 2008. As we are in a cumulative loss position, as analyzed under SFAS 109, and based on the lack of sufficient objective evidence regarding the realization of our deferred tax assets in the foreseeable future, during fiscal 2008, we recorded an additional valuation allowance of $400.3 million for substantially all of our deferred tax assets (see Note 8 to the Consolidated Financial Statements for additional information). We recorded tax benefits related to certain discrete items totaling $3.1 million in fiscal 2007. The principal difference between our effective rate and the U.S. federal statutory rate in fiscal 2008 is due to our valuation allowance, state income taxes incurred and certain non-deductible goodwill impairment charges ($51.4 million of the $52.5 million was non-tax deductible). The principal difference between our effective rate and the U.S. federal statutory rate in fiscal 2007 is due to state income taxes incurred and certain non-deductible goodwill impairment charges ($47.5 million of the $52.8 million was non-tax deductible).

Segment Results for Fiscal 2008 Compared to Fiscal 2007:

Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues and the average selling prices of our homes by reportable segment ($ in thousands):

	Homebuilding Revenues			Average Selling Price
	2008	2007	Change	2008	2007	Change

West	$668,900	$1,276,480	-47.6%	$240.5	$288.5	-16.6%
East	673,251	877,705	-23.3%	279.9	313.2	-10.6%
Southeast	351,432	781,715	-55.0%	232.0	258.9	-10.4%
Other	220,721	423,694	-47.9%	221.8	226.6	-2.1%

Total	$1,914,304	$3,359,594	-43.0%	$248.7	$277.4	-10.3%

Homebuilding revenues decreased for the fiscal year ended September 30, 2008 compared to fiscal 2007 due to decreased closings in the majority of our markets, related to reduced demand, a continued high rate of cancellations, excess capacity in both new and resale markets (including increased foreclosures available at lower prices) and the mortgage credit tightening as investors continued to divest of prior home purchases and potential homebuyers have difficulty selling their homes and/or obtaining financing. Specifically, homebuilding revenues in the West segment decreased for fiscal 2008 compared to fiscal 2007 due to reduced average sales prices and reduced demand in the majority of the markets in this segment due to deteriorating market conditions and excess capacity in both the new home and resale markets. In addition, credit tightening in the mortgage markets and a decline in consumer confidence in all of our markets further compounded the market deterioration in our Nevada, California, Texas and Arizona markets in our West segment.

For the fiscal year ended September 30, 2008, our East segment homebuilding revenues decreased by 23.3% driven by a 14.7% decline in closings and a 10.6% decline in average sales prices. These declines reflect the impact of excess capacity in the resale markets and competitive pricing pressures.

Our Southeast segment continued to be challenged by significant declines in demand, high cancellations and excess capacity in both the new home and resale markets, driving decreases in homebuilding revenues of 55.0% for fiscal 2008 as compared to fiscal 2007. Home closings in the Southeast segment decreased by 49.0% from the prior year due to deteriorating market conditions and competitive pressures. The decrease in closings was driven by higher cancellations, lower demand, higher available supply or new and resale inventory, increased competition and the tightening of credit requirements and decreased availability of mortgage options for potential homebuyers.

Homebuilding revenues in our Other Homebuilding markets decreased 47.9% in fiscal 2008 due to decreased closings of 46.5% as a result of our strategic decision to exit these markets and optimize our capital and resource allocation in markets better suited to enhance our long-term financial position. As of September 30, 2008, we had 40 homes in backlog related to these communities and 1,749 lots held for sale.

Land and Lot Sales Revenues. The table below summarizes land and lot sales revenues by reportable segment ($ in thousands):

	Land and Lot Sales Revenues
	2008	2007	Change

West	$5,203	$45,390	-88.5%
East	107,129	11,892	800.8%
Southeast	3,405	35,738	-90.5%
Other	40,064	6,043	563.0%

Total	$155,801	$99,063	57.3%

The increase in land and lot sales revenues in fiscal 2008 primarily resulted from our sale of two condominium projects in Virginia to third parties for approximately $85 million and from land and lots sold in our exit markets. Fiscal 2007 land and lot sales revenues related to land and lots sold in our West and Southeast segments that did not fit within our homebuilding programs in those segments.

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

	2008		2007
	Gross (Loss)		Gross (Loss)	Gross
	Profit	Gross Margin	Profit	Margin

West	$(57,471)	-8.6%	$(95,309)	-7.5%
East	11,563	1.7%	41,545	4.7%
Southeast	(57,338)	-16.3%	66,644	8.5%
Other	(87,023)	-39.4%	6,029	1.4%
Corporate & unallocated	(144,442)		(135,199)

Total homebuilding	(334,711)	-17.5%	(116,290)	-3.5%

Land and lot sales	7,677		3,423
Financial services	4,193		8,068

Total	$(322,841)	-15.6%	$(104,799)	-3.0%

The decrease in gross margins across all segments is primarily due to further deteriorating market conditions, increase in sales incentives and the impact of charges related to inventory impairments and the abandonment of certain lot option contracts, discussed by segment below.

Corporate and unallocated. Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs. The increase in corporate and unallocated costs relates primarily to a reduction in capitalized inventory costs due to lower inventories and costs incurred. Corporate and unallocated costs for fiscal 2008 include increased amortization of capitalized interest and indirect costs due to a lower capitalizable inventory base and the impairment of capitalized interest and indirect costs in connection with our impairment of inventory held for development. Costs for fiscal 2008 and fiscal 2007 are offset by $2.5 million and $23.8 million, respectively, of reductions in accruals associated with construction defect claims from water intrusion in Indiana related to a prior acquisition (“Trinity Moisture Intrusion”).

Land and Lot Sales Gross Profit (Loss). The table below summarizes land and lot sales gross profit (loss) by reportable segment ($ in thousands):

	Land and Lot Sales Gross Profit (Loss)
	2008	2007	Change

West	$2,139	$2,957	-27.7%
East	7,454	2,374	214.0%
Southeast	(23)	(221)	89.6%
Other	(1,893)	(1,687)	-12.2%

Total	$7,677	$3,423	124.3%

The increase in land and lot sales gross profit from fiscal 2007 is primarily related to the 2008 sale of two condominium projects in Virginia in our East segment.

Inventory Impairments. The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded for the fiscal years ended September 30, 2008 and 2007 (in thousands):

	Fiscal Year Ended September 30,
	2008	2007

Development projects and homes in process (Held for Development)
West	$147,278	$224,782
East	72,040	95,734
Southeast	51,663	68,220
Other	19,872	28,326
Unallocated	21,769	23,853

Subtotal	$312,622	$440,915

Land Held for Sale
West	$8,505	$46,138
East	18,068	798
Southeast	34,608	500
Other	55,593	588

Subtotal	$116,774	$48,024

Lot Option Abandonments
West	$15,356	$54,703
East	10,362	23,979
Southeast	26,519	33,332
Other	28,995	10,911

Subtotal	$81,232	$122,925

Total	$510,628	$611,864

The inventory held for development that was impaired during fiscal 2008 represented 10,753 lots in 221 communities with an estimated fair value of $579.2 million. The inventory held for development that was impaired during fiscal 2007 represented 12,409 lots in 168 communities with an estimated fair value of $897.1 million. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the continued significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. In fiscal 2008, our West and East segments experienced the most significant amount of inventory impairments as compared to our other homebuilding segments due to the fact that the number of owned land and lots in the West and East segments comprise approximately 44% and 32%, respectively, of our total land and lots owned as of September 30, 2008 and approximately 47% and 30%, respectively, of the dollar value of our held for development inventory as of September 30, 2008. In addition, the homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was driven in large part by speculative purchases and the availability of mortgage credit during those time periods which are significantly less available in the marketplace. The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale. The impairments recorded in our other homebuilding segment are primarily as a result of our decision to exit these markets and relate to closing out certain communities and selling off remaining land positions.

We have also recorded $116.8 million and $48.0 million of impairments on land during fiscal 2008 and 2007, respectively that we have determined does not fit within our homebuilding needs in the current environment and have thus classified as held for sale. The impairments recorded on our land held for sale, for all segments, primarily resulted from the continued significant decline in the homebuilding environment as discussed above. The inventory classified as held for sale is primarily located in our West and Other segments.

In addition, based on the significant decline in the homebuilding market, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. The total abandonments recorded for fiscal 2008 were $81.2 million representing 72 communities, with the Southeast and Other Homebuilding segments representing 32.6% and 35.7%, respectively, of fiscal 2008 abandonments as we made decisions to abandon certain option contracts that no longer fit in our long-term strategic plan and also related to our decision to exit our Colorado, Charlotte, North Carolina, Columbia, South Carolina, Fresno, California and Kentucky markets. Fiscal 2007 abandonments were $122.9 million, representing 118 communities and were concentrated in our West and Southeast segments, generally among markets with the highest levels of new and resale home supply.

Inventory impairments recorded on a quarterly basis during fiscal 2008, the estimated fair value of impaired inventory at period end, the number of lots and number of communities impaired are set forth in the table below as follows ($ in thousands):

				Estimated Fair
	Inventory Impairments			Value of Impaired
	Held for	Held for		Inventory at Period	Lots	Communities
Quarter Ended	Development	Sale	Total	End	Impaired	Impaired

December 31, 2007	$108,071	$33,440	$141,511	$186,490	2,886	62
March 31, 2008	119,038	55,653	174,691	205,482	3,534	85
June 30, 2008	46,760	20,966	67,726	110,509	2,430	44
September 30, 2008	38,753	6,715	45,468	76,718	1,903	30

Fiscal 2008	$312,622	$116,774	$429,396		10,753	221

Unit Data by Segment

	New Orders, net			Cancellation Rates		Closings
	2008	2007	Change	2008	2007	2008	2007	Change

West	2,499	3,444	-27.4%	41.1%	46.4%	2,777	4,369	-36.4%
East	1,573	2,816	-44.1%	45.2%	34.3%	2,405	2,821	-14.7%
Southeast	1,331	2,117	-37.1%	27.4%	40.4%	1,515	2,970	-49.0%
Other	662	1,526	-56.6%	42.4%	39.3%	995	1,860	-46.5%

Total	6,065	9,903	-38.8%	39.9%	40.9%	7,692	12,020	-36.0%

New Orders and Backlog: New orders, net of cancellations, decreased 38.8% to 6,065 units during fiscal 2008 compared to 9,903 units for the same period in the prior year driven by weaker market conditions resulting in reduced demand compared to the number of new orders received in fiscal 2007. For fiscal 2008, we experienced cancellation rates of 39.9% compared to 40.9% for fiscal 2007. These cancellation rates in both fiscal 2008 and 2007 reflect the continued challenging market environment which includes the inability of many potential homebuyers to sell their existing homes and obtain affordable financing. In addition, on July 1, 2008, we completed the sale of two large condominium projects in Virginia, which resulted in the cancellation of 215 orders for fiscal 2008, and the significant increase in the cancellation rate for our East segment. The increase in cancellation rates in our Other Homebuilding segment primarily relates to our decision to exit all of the markets in this segment and our related decision to curtail production in certain communities and cease production in others.

Backlog reflects the number and value of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog at September 30, 2008 of $326.6 million decreased 61.1% from $838.8 million at September 30, 2007, related to a decrease in the number of homes in backlog from 2,985 units at September 30, 2007 to 1,358 units at September 30, 2008. The decrease in the number of homes in backlog across all of our markets is driven primarily by the aforementioned market weakness and lower new orders.

	Backlog at September 30,
	2008	2007	Change

West	527	805	-34.5%
East	485	1,317	-63.2%
Southeast	306	490	-37.6%
Other	40	373	-89.3%

Total	1,358	2,985	-54.5%

Backlog has declined in all of our homebuilding segments due primarily to the significant downturn in our industry, the reduction in the availability of mortgage credit for our potential homebuyers and our decision to sell certain large projects and exit certain markets. As the availability of mortgage loans declines and the inventory of new and used homes remains at elevated levels, buyers of homes in backlog may have difficulty selling their homes, which generally results in slower new sales absorptions and high cancellation rates. Each cancellation results in a reduction of backlog. As a result, increased cancellation rates result in reductions to backlog. Continued reduced levels of backlog will produce less revenue in the future which could also result in additional asset impairment charges and lower levels of liquidity.

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Revenues. Revenues decreased by 34.9% for fiscal 2007 compared to fiscal 2006. Homes closed decreased by 34.5% to 12,020 in fiscal 2007 compared to 18,361 in fiscal 2006 driven by the continued deterioration in the majority of our housing markets. This decline was especially pronounced in our California, Nevada, Arizona, New Jersey, Virginia and Florida markets. The average sales price of homes closed decreased by 2.9% to $277,400 from $285,700 for the fiscal years ended September 30, 2007 and 2006, respectively. Average sales price decreased most significantly in our Florida, Virginia and Southern California markets, due primarily to increased price competition and subsequent price discounting and increasing sales incentives related to the challenging market conditions.

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

Gross Profit (Loss). Gross margin for fiscal 2007 was -3.0% compared to a gross margin of 22.5% for fiscal 2006, with the decline driven by continued market weakness and non-cash pre-tax inventory impairments and option contract abandonments of $611.9 million recognized in fiscal 2007. Gross margins for fiscal 2007 continued to be negatively impacted by both higher levels of price discounting and sales incentives as compared to the same period a year ago. In response to these market conditions and based on our internal analyses and business decisions, we incurred non-cash, pretax charges of $488.9 million for inventory impairments and $122.9 million for the abandonment of certain land option contracts during fiscal 2007. During fiscal 2006, we recorded $6.4 million of inventory impairments and $37.8 million for the abandonment of land option contracts. Gross profit also includes a reduction in the accrual and costs related to the Trinity class action litigation settlement of $23.8 million in 2007 and $21.7 million in 2006 (see Note 13 to the Consolidated Financial Statements).

In an effort to redeploy assets to more profitable endeavors, we executed several land sales during fiscal 2007 and 2006. We realized a gain of $3.4 million on land sales in fiscal 2007 and a loss of $1.1 million on land sales in fiscal 2006.

Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) totaled $413.8 million in fiscal 2007 and $585.7 million in fiscal 2006. The decrease in SG&A expense during the periods presented is primarily related to cost reductions realized as a result of our comprehensive review and realignment of our overhead structure in light of our reduced volume expectations and lower sales commissions related to decreased revenues, offset slightly by increased marketing costs related to promotional campaigns. As of September 30, 2007, we had reduced our overall number of employees by 1,615 or 38% as compared to September 30, 2006. Fiscal 2007 and 2006 SG&A expense included $4.5 million and $1.1 million in severance costs related to employees who had been severed as of September 30 of the respective year. In addition, fiscal 2007 SG&A expense included $10.8 million of investigation related expenses (an additional $6.4 million was related to Beazer Mortgage and is recorded in our discontinued operations). As a percentage of total revenue, SG&A expenses were 11.9% in fiscal 2007 and 11.0% in fiscal 2006. The increase in SG&A costs as a percentage of total revenue is primarily related to the aforementioned legal, consulting, investigating and severance costs.

Depreciation and Amortization. Depreciation and amortization (“D&A”) totaled $33.2 million in fiscal 2007 and $42.0 million in fiscal 2006. The decrease in D&A during the periods presented is primarily related to reduced spending on model furnishings and sales office improvements as a result of our strategic review of our communities.

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

Segment Results for Fiscal 2007 Compared to Fiscal 2006:

Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues and the average selling prices of our homes by reportable segment ($ in thousands):

	Homebuilding Revenues			Average Selling Price
	2007	2006	Change	2007	2006	Change

West	$1,276,480	$2,009,982	-36.5%	$288.5	$311.4	-7.4%
East	877,705	1,422,467	-38.3%	313.2	306.8	2.1%
Southeast	781,715	1,181,192	-33.8%	258.9	266.3	-2.8%
Other	423,694	606,380	-30.1%	226.6	221.9	2.1%

Total	$3,359,594	$5,220,021	-35.6%	$277.4	$285.7	-2.9%

Homebuilding revenues in the West segment decreased for fiscal 2007 compared to fiscal 2006 due to reduced average sales prices and reduced demand in all of the markets in this segment. Closings across all markets decreased driven by deteriorating market conditions and excess capacity in both the new home and resale markets. In addition, credit tightening in the mortgage markets and a decline in consumer confidence in all of our markets further compounded the market deterioration in our Nevada, California and Arizona markets.

The year over year change in homebuilding revenues in the East segment reflects the impact of decreased closings driven by excess capacity in the resale markets as investors continued to divest of prior home purchases and potential homebuyers continue to experience difficulty selling their existing homes. The decrease in closings was offset slightly by an increased average selling price related to a change in product mix and closing concentrations across our Eastern markets.

Homebuilding revenues in our Southeast segment decreased 33.8% in fiscal 2007 compared to fiscal 2006, due to deteriorating market conditions resulting in decreased closings and excess supply of new and resale homes and increased competition across all of our Florida markets. Closings decreased by 33.7% in fiscal 2007 compared to fiscal 2006. The decrease in closings was driven by higher cancellations, lower demand, increased competition and the tightening of credit requirements and decreased availability of mortgage options for potential homebuyers.

Homebuilding revenues in our Other Homebuilding markets decreased 30.1% in fiscal 2007 due to a decrease in closings of 33.0% as a result of our 2006 decision to exit our Memphis, Tennessee, and Ft. Wayne and Lafayette, Indiana markets, deteriorating market conditions and excess capacity in both new home and resale inventories in most of our other homebuilding markets. Our Colorado and Charlotte, North Carolina markets were especially impacted by pricing pressures, reduced demand and higher cancellation rates.

Land and Lot Sales Revenues. The table below summarizes land and lot sales revenues by reportable segment ($ in thousands):

	Land and Lot Sales Revenues
	2007	2006	Change

West	$45,390	$39,601	14.6%
East	11,892	21,734	-45.3%
Southeast	35,738	-	n/a
Other	6,043	28,882	-79.1%

Total	$99,063	$90,217	9.8%

The increase in land and lot sales revenues is due primarily to identifying additional parcels of land and lots for sale in our West and Southeast segments in fiscal 2007 that did not fit within our homebuilding programs in those segments. These increases were offset in part by the 79% decline in land and lot sales in our Other Homebuilding segment.

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

	2007		2006
	Gross (Loss)	Gross	Gross (Loss)	Gross
	Profit	Margin	Profit	Margin

West	$(95,309)	-7.5%	$453,879	22.6%
East	41,545	4.7%	363,264	25.5%
Southeast	66,644	8.5%	318,195	26.9%
Other	6,029	1.4%	73,053	12.0%
Corporate & unallocated	(135,199)		(22,013)

Total homebuilding	(116,290)	-3.5%	1,186,378	22.7%

Land and lot sales	3,423		(1,114)
Financial services	8,068		11,464

Total	$(104,799)	-3.0%	$1,196,728	22.5%

The decrease in gross margins in our West segment is primarily due to the impact of inventory impairments and abandonment of certain option contracts, significant deterioration in market conditions, decreased contribution from lower average sales prices, and increased sales incentives. Total charges for inventory impairments and abandonment of lot option contracts in the West segment were $270.9 million and $54.7 million, respectively, during fiscal 2007. These charges were primarily related to the impairment of certain communities in Las Vegas, Nevada and Sacramento, California due to the continued deterioration of sales trends and increased competitive pricing environments and to the abandonment of certain large option contracts in Phoenix, Arizona. Fiscal 2006 included $16.1 million of lot option abandonment charges primarily related to the cancellation of projects in Arizona and Southern California.

Gross margins for the East segment decreased primarily due to the impact of inventory impairments and abandonment of lot option contracts, deteriorating market conditions and increased incentives offered in response to the softer market conditions. Total charges for inventory impairments and abandonments, which related to the majority of our markets in the East segment, were $96.5 million and $24.0 million, respectively, during fiscal 2007 compared to $0.7 million and $7.3 million, respectively, for fiscal 2006.

The decrease in gross margins in the Southeast segment is also due to the impact of inventory impairments and abandonment of lot option contracts, significantly deteriorating market conditions, decreased contribution from lower average sales prices, and increased sales incentives. Total charges for inventory impairments and abandonments in the Southeast segment were $68.7 million and $33.3 million, respectively, in fiscal 2007 compared to $0.3 million of inventory impairments and $4.1 million of lot option abandonments in fiscal 2006.

Fiscal 2007 homebuilding gross margins for the other homebuilding markets were 1.4% compared to 12.0% for fiscal 2006. The decrease in homebuilding revenues and gross margins is primarily due to the impact of softer market conditions and increased sales incentives across all of our markets. Gross margins were further impacted by inventory impairments and abandonment of lot option contracts primarily in our Ohio and Colorado markets. During fiscal 2007, in the Other Homebuilding segment, total charges for inventory impairments were $28.9 million and lot option abandonments were $10.9 million compared to $5.2 million for inventory impairments and $10.3 million for lot option abandonments in fiscal 2006.

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

Land and Lot Sales Gross Profit (Loss). The table below summarizes land and lot sales gross profit (loss) by reportable segment ($ in thousands):

	Land and Lot Sales Gross Profit (Loss)
	2007	2006	Change

West	$2,957	$1,971	50.0%
East	2,374	3,057	-22.3%
Southeast	(221)	-	n/a
Other	(1,687)	(6,142)	72.5%

Total	$3,423	$(1,114)	407.3%

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

Inventory Impairments. The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded for the fiscal years ended September 30, 2007 and 2006 (in thousands):

	Fiscal Year Ended September 30,
	2007	2006

Development projects and homes in process (Held for Development)
West	$224,782	$230
East	95,734	667
Southeast	68,220	302
Other	28,326	5,224
Unallocated	23,853	-

Subtotal	$440,915	$6,423

Land Held for Sale
West	$46,138	$-
East	798	-
Southeast	500	-
Other	588	-

Subtotal	$48,024	$-

Lot Option Abandonments
West	$54,703	$16,076
East	23,979	7,328
Southeast	33,332	4,060
Other	10,911	10,288

Subtotal	$122,925	$37,752

Total	$611,864	$44,175

Impairments recorded during fiscal 2007 increased significantly in each of our reportable segments and most prominently in our West segment. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. The West segment experienced the most significant amount of inventory impairments as compared to our other homebuilding segments due to the fact that the number of owned land and lots in the West segment comprises approximately 39% of our total land and lots owned as of September 30, 2007 and the value of the inventory held for development in the West segment represents approximately 38% of the dollar value our land held for development inventory as of September 30, 2007. In addition, our homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was driven in large part by speculative purchases and the availability of mortgage credit during those time periods which are no longer present in the marketplace. The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale.

The impairments recorded in our other homebuilding segments are primarily as a result of continued price competition brought on by the significant increase in new and resale home inventory during fiscal 2007 that has resulted in increased sales incentives and home sales price declines as we attempt to increase new orders and generate cash to the Company.

We have also recorded $48.0 million in impairments on land inventory during fiscal 2007 that we have determined does not fit within our homebuilding needs in the current environment and have thus classified as held for sale. The impairments recorded on our land held for sale, for all segments, primarily resulted from the continued significant decline in the homebuilding environment as discussed above. The inventory classified as land held for sale as of September 30, 2007 is primarily located in our West segment representing nine communities and approximately 600 lots.

In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. The total abandonments recorded for fiscal 2007 were $122.9 million which represented 118 communities. The West and Southeast segments accounted for 44.5% and 27.1%, respectively, of the abandonments as the markets in those segments were among the markets with the highest levels of new and resale home supply.

Inventory impairments recorded on a quarterly basis during fiscal 2007 and their estimated fair value, number of lots and number of communities are set forth in the table below as follows (in thousands):

				Estimated Fair
	Inventory Impairments			Value of Impaired
	Held for	Held for		Inventory at Period	Lots	Communities
Quarter Ended	Development	Sale	Total	End	Impaired	Impaired

December 31, 2006	$115,192	$-	$115,192	$265,804	3,069	44
March 31, 2007	82,225	3,955	86,180	170,881	2,564	40
June 30, 2007	109,428	-	109,428	236,023	3,498	45
September 30, 2007	134,070	44,069	178,139	224,428	3,278	39

Fiscal 2007	$440,915	$48,024	$488,939		12,409	168

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

Unit Data by Segment

	New Orders, net			Cancellation Rates		Closings
	2007	2006	Change	2007	2006	2007	2006	Change

West	3,444	4,779	-27.9%	46.4%	45.8%	4,369	6,484	-32.6%
East	2,816	3,440	-18.1%	34.3%	32.3%	2,821	4,617	-38.9%
Southeast	2,117	3,492	-39.4%	40.4%	31.4%	2,970	4,483	-33.7%
Other	1,526	2,480	-38.5%	39.3%	31.6%	1,860	2,777	-33.0%

Total	9,903	14,191	-30.2%	40.9%	37.2%	12,020	18,361	-34.5%

New Orders, net and backlog. New orders, net of cancellations, decreased to 9,903, or 30% during fiscal 2007 compared to 14,191 during fiscal 2006 as new orders decreased across most of our markets. The decrease was due primarily to lower levels of demand for new homes, an increase in resale home inventory, a decrease in the availability of mortgage financing for many potential homebuyers and significant increases in cancellation rates due partially to a decline in homebuyer confidence in the homebuilding market. Specifically, cancellation rates increased from 37% in fiscal 2006 to 41% in fiscal 2007. This higher cancellation rate in fiscal 2007 also reflects the challenging market environment including the inability of many potential homebuyers to sell their existing homes, the increased price competition and incentives offered and the tightening of credit markets.

The number of homes in backlog decreased 41.5% from September 30, 2006 to September 30, 2007 driving a 46.1% decrease in the aggregate dollar value of homes in backlog from $1.6 billion at September 30, 2006 to $838.8 million at September 30, 2007. The decrease in aggregate dollar value also reflects a 7.8% decline in the average price of homes in backlog from $304,900 at September 30, 2006 to $281,000 at September 30, 2007. This decrease in average sale price was most pronounced in the markets in our West and Southeast segments. The decrease in the number of homes in backlog across most of our markets is driven primarily by the aforementioned market weakness, lower new orders and higher rate of cancellations.

	Backlog at September 30,
	2007	2006	Change

West	805	1,730	-53.5%
East	1,317	1,322	-0.4%
Southeast	490	1,343	-63.5%
Other	373	707	-47.2%

Total	2,985	5,102	-41.5%

Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of September 30, 2008, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

Liquidity and Capital Resources. Our sources of cash liquidity include, but are not limited to, cash from operations, amounts available under credit facilities, proceeds from senior notes and other bank borrowings, the issuance of equity securities and other external sources of funds. Our short-term and long-term liquidity depend primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities) and bank borrowings.

We generated $130 million in cash during fiscal 2008 through a combination of our homebuilding operational activities, the sale of non-core assets in all of our markets, including the markets which we are exiting, and from a significant reduction in fixed costs, land acquisition and land development spending. In addition, we paid off $100.7 million of our secured notes payable during fiscal 2008. Our liquidity position consisted of $584.3 million in cash and cash equivalents as of September 30, 2008.

Our increase in cash as of September 30, 2008 as compared to cash of $454.3 million at September 30, 2007, was due primarily to cash provided by operating activities of $315.6 million relating primarily to the significant reductions in inventory and the increase in income tax receivable offset by the repayment of certain secured notes payable, model home financing and debt issuance costs. Our net cash provided by operating activities for fiscal 2008 was $315.6 million compared to cash provided by operations of $509.4 million in the prior year. Based on the applicable year’s closings, as of September 30, 2008, our land bank includes a 4.68 year supply of owned and optioned land/lots for current and future development. The years’ supply in land bank declined as of September 30, 2008 when compared to September 30, 2007 primarily due to the 36% decrease in the number of lots in the ending land bank as of September 30, 2008 as compared to September 30, 2007. As the homebuilding market declined, we were successful in significantly reducing our land bank through the abandonment of lot option contracts, the sale of land assets not required in our homebuilding program and through the sale of new homes with only 3.8 years of owned land and lots as of September 30, 2008. The decrease in the number of owned lots in our land bank from September 30, 2007 to September 30, 2008 related to our decision to eliminate non-strategic positions to align our land supply with our expectations for future home closings.

Net cash used in investing activities was $18.4 million for fiscal 2008 compared to $52.0 million for the comparable period of fiscal 2007, as we invested less in unconsolidated joint ventures and capital expenditures for model and sales office improvements as part of our strategic efforts to control spending in light of the current market conditions.

Net cash used in financing activities was $167.2 million for fiscal 2008 related primarily to the repayment of certain secured notes payable and model home financing obligations and the payment of debt issuance costs. Net cash used in financing activities was $170.6 million for fiscal 2007 and consisted primarily of net borrowings under credit facilities and warehouse line of $94.9 million, repurchase of Senior Notes and other secured notes payable of $61.6 million and dividends paid of $15.6 million.

In response to the reduced size of our homebuilding operations, which resulted from the deterioration in the homebuilding market, our projected future liquidity requirements and anticipated covenant breaches, we agreed to reduce our Secured Revolving Credit Facility during fiscal 2008 from $500 million at September 30, 2007 to a maximum of $400 million, subject to additional reductions as more fully described below. Our facility is collateralized with real estate assets used in our homebuilding operations and is subject to a borrowing base calculation which limits the availability under the facility.

As the homebuilding markets have contracted, we have continued to decrease the size of our business through a reduction in personnel and additional non-core markets, such as Colorado and Fresno, California during fiscal 2008. We have continued our focus on cash generation and preservation to ensure we have the required liquidity to fund our operations as we build availability under our Secured Revolving Credit Facility.

We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Secured Revolving Credit Facility. There were no amounts outstanding under the Secured Revolving Credit Facility at September 30, 2008 or September 30, 2007; however, we had $61.2 million and $133.3 million of letters of credit outstanding under the Secured Revolving Credit Facility at September 30, 2008 and September 30, 2007, respectively. We believe that the cash and cash equivalents at September 30, 2008 of $584.3 million, the receipt of our income tax refund of approximately $150 million, which we expect to receive in the first half of fiscal 2009, cash generated from our operations and availability, if any, under our Secured Revolving Credit Facility will be adequate to meet our liquidity needs during fiscal 2009. However, if we are required to fund all of the potential obligations associated with lower levels of stockholders’ equity and joint venture defaults, as more fully discussed below, we would have cash requirements, not including any fines or penalties associated with the government investigations, totaling approximately $280 million which would significantly reduce our overall liquidity.

As a result of these issues, in addition to our continued focus on generation and preservation of cash, we are also focused on increasing our stockholders’ equity and reducing our leverage. In order to accomplish this goal, we will likely need to issue new common or preferred equity. Any new issuance may take the form of public or private offerings for cash, equity issued to consummate acquisitions of assets or equity issued in exchange for a portion of our outstanding debt. We may also from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. In addition, any material variance from our projected operating results or land investments, or investments in or acquisitions of businesses, payment of regulatory and/or criminal fines or our inability to increase our availability under our Secured Revolving Credit Facility, as described in more detail below, could require us to obtain additional equity or debt financing. Any such equity transactions or debt financing may be on terms less favorable or at higher costs than our current financing sources, depending on future market conditions and other factors including any possible downgrades in our credit ratings or adverse commentaries issued by rating agencies in the future. Also, there can be no assurance that we will be able to complete any of these transactions on favorable terms or at all. We currently intend to attempt to resolve our issues with regulatory authorities before pursuing any specific changes in the capital structure.

Borrowings

At September 30, 2008 and 2007 we had the following long-term debt (in thousands):

		September 30,	September 30,
	Maturity Date	2008	2007

Secured Revolving Credit Facility	July 2011	$-	$-
8 5/8% Senior Notes*	May 2011	180,000	180,000
8 3/8% Senior Notes*	April 2012	340,000	340,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	50,618	118,073
Model home financing obligations	Various Dates	71,231	114,116
Unamortized debt discounts		(2,565)	(3,033)

Total		$1,747,377	$1,857,249

* Collectively, the “Senior Notes”

Secured Revolving Credit Facility — In July 2007, we replaced our former credit facility with a new $500 million, four-year unsecured revolving credit facility with a group of banks, which matures in 2011. As a result of a series of amendments, as more fully described below, the revolving credit facility became a $400 million secured revolving credit facility. The former credit facility included a $1 billion four-year revolving credit facility which would have matured in August 2009. The Secured Revolving Credit Facility has a $350 million sublimit for the issuance of standby letters of credit. We have the option to elect two types of loans under the Secured Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Secured Revolving Credit Facility). The Secured Revolving Credit Facility contains various operating and financial covenants. Substantially all of our significant subsidiaries are guarantors of the obligations under the Secured Revolving Credit Facility (see Note 16 to the Consolidated Financial Statements).

On October 10, 2007, we entered into a waiver and amendment of our Secured Revolving Credit Facility, waiving events of default through May 15, 2008 under the facility arising from our failure to file or deliver reports or other information we would be required to file with the SEC prior to May 15, 2008. Under this and the October 26, 2007 amendments, all obligations under the Secured Revolving Credit Facility are secured by certain assets and our ability to borrow under this facility is subject to satisfaction of a secured borrowing base. We are permitted to grow the borrowing base by adding additional cash and/or real estate as collateral securing the Secured Revolving Credit Facility. In addition, we obtained additional flexibility with respect to our financial covenants in the Secured Revolving Credit Facility.

On May 13, 2008 and June 30, 2008, we obtained limited waivers which relaxed, through August 15, 2008, our minimum consolidated tangible net worth and maximum leverage ratio requirements under our Secured Revolving Credit Facility. During the term of the limited waivers, the minimum consolidated tangible net worth could not be less than $700 million and the leverage ratio could not exceed 2.50 to 1.00.

On August 7, 2008, we entered into an amendment to our Secured Revolving Credit Facility which changed the size, covenants and pricing for the facility. The size of the Secured Revolving Credit Facility was reduced from $500 million to $400 million and is subject to further reductions to $250 million and $100 million if our consolidated tangible net worth (defined in the agreement as stockholders’ equity less intangible assets) falls below $350 million and $250 million, respectively. As of September 30, 2008, our consolidated tangible net worth was $314.4 million. As a result, the facility size has now been reduced to $250 million. Further, the facility size is subject to reduction to $200 million if our interest coverage ratio for the quarter ending June 30, 2010 is less than 1.0x. We expect that fiscal 2009 will pose significant challenges for us. Like many other homebuilders, we have experienced a material reduction in revenues and margins and we incurred significant net losses in fiscal 2008 and 2007. These net losses were driven primarily by asset impairment and lot option abandonment charges incurred in both fiscal 2008 and 2007. This has resulted in a decrease in our stockholders’ equity from $1.7 billion at September 30, 2006 to $375 million at September 30, 2008. We believe that the homebuilding market will remain challenging throughout fiscal 2009 and, as a result, it is likely that we will also incur net losses in 2009, which will further reduce our stockholders’ equity and consolidated tangible net worth. If our consolidated tangible net worth falls below $100 million, we would be in default of the Secured Revolving Credit Facility. Under such circumstances, the lenders could terminate the facility, accelerate our obligations thereunder or require us to post cash collateral to support our existing letters of credit. At September 30, 2008, we had letters of credit outstanding of $61.2 million under the Secured Revolving Credit Facility.

Availability under the facility continues to be subject to satisfaction of a secured borrowing base. The amendment provided that the book value of the assets securing the facility must exceed 3.0x the outstanding loans and letters of credit. Such coverage level increases to 4.5x and 6.0x to the extent the facility size is reduced to $250 million or $100 million, respectively. As of September 30, 2008, and prior to the submittal of fiscal 2008 financial reports, we were in compliance with the collateral coverage requirements, but had no additional availability. Concurrent with the filing of our fiscal 2008 financial reports, our facility size will decrease to $250 million and our collateral coverage level will increase to 4.5x the amount of outstanding loans and letters of credit. As a result of the increase in collateral coverage to 4.5x we will be required to provide a total of $19.5 million in cash to fully collateralize our outstanding letters of credit. We intend to add approximately $250 million of additional real estate assets to the borrowing base over the next twelve months, which will provide up to $35 million in additional borrowing base availability after providing for the return of the $19.5 million in restricted cash. Assets in the borrowing base, and therefore any further availability, are subject to required appraisals and other bank review procedures. The availability under our facility is not impacted by any actions of the respective credit rating agencies. The value of the real estate assets securing our borrowing base could decline should the downturn in our industry worsen. Any reduction in value could result in a reduction in available borrowing capacity under the Secured Revolving Credit Facility.

The interest margins under the Secured Revolving Credit Facility were increased and are now based on the facility size. Following the amendment, the Eurodollar Margin under the facility was set at 4.5%. To the extent the facility size is reduced to $250 million or $100 million, the Eurodollar Margin will increase to 5.0% and 5.5%, respectively. As a result of the reduction in facility size to $250 million, the current Eurodollar Margin is now 5.0%.

The financial maintenance covenants pertaining to the leverage ratio, interest coverage ratio and land inventory were eliminated as part of the August amendment. The remaining financial maintenance covenants are a minimum tangible net worth covenant and a minimum liquidity covenant. The minimum liquidity covenant, which is applicable for so long as our interest coverage ratio is less than 1.75x, requires us to maintain either (a) $120 million of unrestricted cash and borrowing base availability or (b) a ratio (the “Adjusted Coverage Ratio”) of adjusted cash flow from operations (defined as cash flow from operations plus interest incurred) to interest incurred of at least

1.75x. The following table sets forth our financial covenant requirements under our Secured Revolving Credit Facility and our compliance with such covenants as of September 30, 2008:

Financial Covenant	Covenant Requirement	Actual

Consolidated Tangible Net Worth	> $100 million	$314.4 million

Minimum Liquidity	> $120 million of unrestricted cash and borrowing base availability OR Adjusted Coverage Ratio > 1.75x	$584.3 million of unrestricted cash and borrowing base availability and Adjusted Coverage Ratio of 3.5x

We believe that the elimination and relaxation of the financial maintenance covenants will permit us to comply with the amended covenants for the foreseeable future. However, further deteriorations in the housing market generally, or in our business particularly, could result in additional inventory impairments or operational losses which could also result in our having to seek additional amendments or waivers under the Secured Revolving Credit Facility. To the extent that we default under any of these covenants and we are unable to obtain waivers, the lenders under the Secured Revolving Credit Facility could accelerate our obligations thereunder. Any such acceleration may result in an event of default under our Senior Notes described below and would permit the holders thereof to accelerate our obligations under the Senior Notes.

Senior Notes - The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Secured Revolving Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2008, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, each indenture (other than the indenture governing the convertible Senior Notes) requires us to offer to purchase 10% of each series of Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $134.5 million of notes, based on amounts outstanding at September 30, 2008.

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

Junior Subordinated Notes — On June 15, 2006, we completed a private placement of $103.1 million of unsecured junior subordinated notes which mature on July 30, 2036 and are redeemable at par on or after July 30, 2011 and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly. These notes were issued to Beazer Capital Trust  I, which simultaneously issued, in a private transaction, trust preferred securities and common securities with an aggregate value of $103.1 million to fund its purchase of these notes. The transaction is treated as debt in accordance with GAAP. The obligations relating to these notes and the related securities are subordinated to the Secured Revolving Credit Facility and the Senior Notes.

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

Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of September 30, 2008 and September 30, 2007, we had outstanding notes payable of $50.6 million and $118.1 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 5.2% to 8.0% at September 30, 2008. These notes are secured by the real estate to which they relate. During fiscal 2008, we repaid $100.7 million of these secured notes payable. In connection with the sale of our interest in two joint ventures to our joint venture partner, we also acquired that partner’s interest in two separate joint ventures. In connection with the acquisition of one of these ventures, we assumed the joint venture’s debt of approximately $22.7 million which is included in other secured notes payable as of September 30, 2008.

The agreements governing these secured notes payable contain various affirmative and negative covenants. Certain of these secured notes payable agreements contain covenants that require us to maintain minimum levels of stockholders’ equity (or some variation, such as tangible net worth) or maximum levels of debt to stockholders’ equity. Although the specific covenants and related definitions vary among the agreements, further reductions in our stockholders’ equity, absent the receipt of waivers, may cause breaches of some or all of these covenants. Breaches of certain of these covenants, to the extent they lead to an acceleration, may result in cross defaults under our senior notes. The dollar value of these secured notes payable agreements containing stockholders’ equity-related covenants totaled $39.0 million at September 30, 2008. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $71.2 million and $114.1 million of debt as of September 30, 2008 and September 30, 2007, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 7.0% as of September 30, 2008, and expire at various times through 2015.

Stock Repurchases and Dividends Paid — On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. The plan provides that shares may be purchased for cash in the open market, on the NYSE, or in privately negotiated transactions. We did not repurchase any shares in the open market during fiscal 2008 and 2007. At September 30, 2008, there are approximately 5.4 million additional shares available for purchase pursuant to the plan. However, in December 2007, we suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and as allowed by our debt covenants and is unlikely in the foreseeable future. In addition, the indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on share repurchases and the payment of dividends. At September 30, 2008, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends or share repurchases.

For fiscal 2007, we paid quarterly cash dividends of $0.10 per common share, or a total of approximately $15.6 million. For fiscal 2006, we paid quarterly cash dividends of $0.10 per common share, or a total of approximately $16.1 million. On November 2, 2007, our Board of Directors suspended our dividend payments. The Board concluded that suspending dividends, which will allow us to conserve approximately $16 million of cash annually, was a prudent effort in light of the continued deterioration of the housing market. We did not pay any dividends in fiscal 2008.

In addition, during fiscal 2008, 2007 and fiscal 2006, 7,255 shares, 13,946 shares and 47,544 shares, respectively, were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock and restricted stock units under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $52,000, or approximately $7 per share for fiscal 2008, $348,000, or approximately $25 per share, for fiscal 2007 and $2.6 million, or approximately $55 per share, for fiscal 2006.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At September 30, 2008, we controlled 39,627 lots (a 5-year supply based on fiscal 2008 closings). We owned 73.5%, or 29,123 lots, and 10,504 lots, 26.5%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $50.8 million at September 30, 2008. This amount includes non-refundable letters of credit of approximately $7.4 million. The total remaining purchase price, net of cash deposits, committed under all options was $508.2 million as of September 30, 2008. Only $56.0 million of the total remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.

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

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIEs”) under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at September 30, 2008 and 2007 reflect consolidated inventory not owned of $106.7 million and $237.4 million, respectively. We consolidated $46.9 million and $92.3 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of September 30, 2008 and September 30, 2007, respectively. In addition, as of September 30, 2008 and September 30, 2007, we recorded $59.8 million and $145.1 million, respectively, of land under the caption consolidated inventory not owned related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $70.6 million at September 30, 2008 and $177.9 million at September 30, 2007. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our consolidated balance sheets include investments in joint ventures totaling $33.1 million and $109.1 million at September 30, 2008 and 2007, respectively.

Our joint ventures typically obtain secured acquisition and development financing. At September 30, 2008, our unconsolidated joint ventures had borrowings outstanding totaling $524.4 million, of which $327.9 million related to one joint venture in which we are a 2.58% partner. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated joint ventures. At September 30, 2008, we had repayment guarantees of $39.2 million and loan-to-value maintenance guarantees of $5.8 million of debt of unconsolidated joint ventures. Several of our joint ventures are in default under their debt agreements at September 30, 2008 or are at risk of defaulting. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. See Notes 3 and 13 to the Consolidated Financial Statements. The following summarizes our aggregate contractual commitments at September 30, 2008 (in thousands):

	Payments Due by Period

		Less than 1			More than 5
Contractual obligations	Total	Year	1-3 Years	3-5 Years	Years

Senior Notes and other notes payable	$1,749,942	$24,340	$252,936	$364,573	$1,108,093
Interest commitments under Senior Notes and other notes payable (1)	872,905	128,863	221,973	147,077	374,992
Operating leases	38,282	11,517	15,204	9,510	2,051
Uncertain tax positions (2)	-	-	-	-	-
Purchase obligations (3)	56,025	46,025	10,000	-	-

Total	$2,717,154	$210,745	$500,113	$521,160	$1,485,136

(1) Interest on variable rate obligations is based on rates effective as of September 30, 2008.
(2) Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for the remaining tax liabilities. Therefore, $57.9 million of unrecognized tax benefits as of September 30, 2008 have been excluded from the Contractual Obligations table above. See Note 8 to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of September 30, 2008.

(3) Represents obligations under option contracts with specific performance provisions, net of cash deposits.

We had outstanding letters of credit and performance bonds of approximately $50.8 million and $384.1 million, respectively, at September 30, 2008 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $11.6 million relating to our land option contracts discussed above.

Recent Accounting Pronouncements. On October 1, 2007, the Company adopted the provisions of EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums. EITF 06-08 states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. The adoption of EITF 06-8 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits companies to measure certain financial instruments and other items at fair value. SFAS 159 is effective for our fiscal year beginning October 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial condition and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of September 30, 2008, we had $110.2 million of variable rate debt outstanding. Based on our fiscal 2008 average outstanding borrowings under our variable rate debt, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by approximately $1.1 million.

The estimated fair value of our fixed rate debt at September 30, 2008 was $1.13 billion, compared to a carrying value of $1.64 billion, due primarily to increases in our estimated discount rates for similar financial instruments. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.13 billion to $1.19 billion at September 30, 2008.

Item 8.	Financial Statements and Supplementary Data

Beazer Homes USA, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Fiscal Year Ended September 30,
	2008	2007	2006

Total revenue	$ 2,074,298	$ 3,466,725	$5,321,702
Home construction and land sales expenses	1,886,511	2,959,660	4,080,799
Inventory impairments and option contract abandonments	510,628	611,864	44,175

Gross (loss) income	(322,841)	(104,799)	1,196,728

Selling, general and administrative expenses	344,923	413,774	585,656
Depreciation and amortization	27,544	33,176	41,999
Goodwill impairment	52,470	52,755	-

Operating (loss) income	(747,778)	(604,504)	569,073
Equity in (loss) income of unconsolidated joint ventures	(81,314)	(35,154)	1,343
Other (expense) income, net	(36,992)	7,499	2,450

(Loss) income from continuing operations before income taxes	(866,084)	(632,159)	572,866
Provision for (benefit from) income taxes	85,164	(221,778)	210,601

(Loss) income from continuing operations	(951,248)	(410,381)	362,265
(Loss) income from discontinued operations, net of tax	(664)	(692)	6,571

Net (loss) income	$ (951,912)	$(411,073)	$368,836

Weighted average number of shares:
Basic	38,549	38,410	39,812
Diluted	38,549	38,410	44,345

Earnings (loss) per share:
Basic (loss) earnings per share from continuing operations	$ (24.68)	$(10.68)	$9.10
Basic (loss) earnings per share from discontinued operations	$ (0.01)	$(0.02)	$0.16
Basic (loss) earnings per share	$(24.69)	$(10.70)	$9.26

Diluted (loss) earnings per share from continuing operations	$(24.68)	$(10.68)	$8.29
Diluted (loss) earnings per share from discontinued operations	$(0.01)	$(0.02)	$0.15
Diluted (loss) earnings per share	$(24.69)	$(10.70)	$8.44

Cash dividends per share	$-	$0.40	$0.40

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,
	2008	2007

ASSETS
Cash and cash equivalents	$584,334	$454,337
Restricted cash	297	5,171
Accounts receivable, net	46,555	45,501
Income tax receivable	173,500	63,981
Inventory
Owned inventory	1,545,006	2,537,791
Consolidated inventory not owned	106,655	237,382

Total inventory	1,651,661	2,775,173
Residential mortgage loans available-for-sale	94	781
Investments in unconsolidated joint ventures	33,065	109,143
Deferred tax assets, net	20,216	232,949
Property, plant and equipment, net	39,822	71,682
Goodwill	16,143	68,613
Other assets	76,112	102,690

Total assets	$2,641,799	$3,930,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$90,371	$118,030
Other liabilities	358,592	453,089
Obligations related to consolidated inventory not owned	70,608	177,931
Senior Notes (net of discounts of $2,565 and $3,033, respectively)	1,522,435	1,521,967
Junior subordinated notes	103,093	103,093
Other secured notes payable	50,618	118,073
Model home financing obligations	71,231	114,116

Total liabilities	2,266,948	2,606,299

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	-	-
Common stock (par value $0.001 per share, 80,000,000 shares authorized, 42,612,801 and 42,597,229 issued and 39,270,038 and 39,261,721 outstanding, respectively)	43	43
Paid-in capital	556,910	543,705
Retained earnings	1,845	963,869
Treasury stock, at cost (3,342,763 and 3,335,508 shares, respectively)	(183,947)	(183,895)

Total stockholders’ equity	374,851	1,323,722

Total liabilities and stockholders’ equity	$2,641,799	$3,930,021

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.
Consolidated Statement of Stockholders’ Equity
($ in thousands)

	Preferred	Common	Paid in	Retained	Treasury	Unearned
	Stock	Stock	Capital	Earnings	Stock	Compensation	Total

Balance, September 30, 2005	$-	$ 42	$535,473	$1,037,860	$(8,092)	$ (12,126)	$1,553,157
Net income and comprehensive income	-	-	-	368,836	-	-	368,836
Dividends paid	-	-	-	(16,144)	-	-	(16,144)
Purchase of treasury stock (3,648,300 shares)	-	-	-	-	(205,416)	-	(205,416)
Transfer of unearned compensation to paid in capital	-	-	(12,126)	-	-	12,126	-
Amortization of nonvested stock awards	-	-	8,669	-	-	-	8,669
Amortization of stock option awards	-	-	7,084	-	-	-	7,084
Exercises of stock options (415,938 shares)	-	-	7,298	-	-	-	7,298
Tax benefit from stock transactions	-	-	8,205	-	-	-	8,205
Issuance of bonus stock (62,121 shares)	-	-	1,402	-	-	-	1,402
Issuance of restricted stock (409,759 shares)	-	-	(26,679)	-	26,679	-	-
Common stock redeemed (47,544 shares)	-	-	-	-	(2,624)	-	(2,624)

Balance, September 30, 2006	-	42	529,326	1,390,552	(189,453)	-	1,730,467
Net loss and comprehensive loss	-	-	-	(411,073)	-	-	(411,073)
Dividends paid	-	-	-	(15,610)	-	-	(15,610)
Amortization of nonvested stock awards	-	-	5,318	-	-	-	5,318
Amortization of stock option awards	-	-	5,831	-	-	-	5,831
Exercises of stock options (312,501 shares)	-	1	4,421	-	-	-	4,422
Tax benefit from stock transactions	-	-	2,635	-	-	-	2,635
Issuance of bonus stock (71,429 shares)	-	-	2,080	-	-	-	2,080
Issuance of restricted stock (159,378 shares)	-	-	(5,906)	-	5,906	-	-
Common stock redeemed (13,946 shares)	-	-	-	-	(348)	-	(348)

Balance, September 30, 2007	-	43	543,705	963,869	(183,895)	-	1,323,722
Net loss and comprehensive loss	-	-	-	(951,912)	-	-	(951,912)
Amortization of nonvested stock awards	-	-	6,160	-	-	-	6,160
Amortization of stock option awards	-	-	6,404	-	-	-	6,404
Tax benefit from stock transactions	-	-	(1,158)	-	-	-	(1,158)
Issuance of bonus stock (43,075 shares)	-	-	1,799	-	-	-	1,799
Adoption of FIN 48	-	-	-	(10,112)	-	-	(10,112)
Common stock redeemed (7,255 shares)	-	-	-	-	(52)	-	(52)

Balance, September 30, 2008	$ -	$ 43	$ 556,910	$ 1,845	$ (183,947)	$-	$ 374,851

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended September 30,
	2008	2007	2006

Cash flows from operating activities:
Net (loss) income	$(951,912)	$(411,073)	$368,836
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,709	33,594	42,425
Stock-based compensation expense	12,564	11,149	15,753
Inventory impairments and option contract abandonments	510,628	611,864	44,175
Goodwill impairment charge	52,470	52,755	-
Deferred income tax provision (benefit)	260,410	(161,605)	25,963
Provision for doubtful accounts	8,710	(862)	563
Excess tax (benefit) deficiency from equity-based compensation	1,158	(2,635)	(8,205)
Equity in loss (income) of unconsolidated joint ventures	81,314	35,154	(1,343)
Cash distributions of income from unconsolidated joint ventures	2,439	5,285	352
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,820)	293,394	(182,202)
Increase in income tax receivable	(109,519)	(63,981)	-
Decrease (increase) in inventory	572,746	134,953	(486,727)
Decrease (increase) in residential mortgage loans available-for-sale	687	91,376	(92,157)
Decrease (increase) in other assets	48,913	9,180	(20,736)
Decrease in trade accounts payable	(27,916)	(21,978)	(1,641)
Decrease in other liabilities	(161,113)	(108,809)	(83,044)
Other changes	(5,901)	1,610	(8)

Net cash provided by (used in) operating activities	315,567	509,371	(377,996)

Cash flows from investing activities:
Capital expenditures	(10,566)	(29,474)	(55,088)
Investments in unconsolidated joint ventures	(13,758)	(24,505)	(49,458)
Changes in restricted cash	4,874	(298)	(4,873)
Distributions from unconsolidated joint ventures	1,050	2,229	4,655

Net cash used in investing activities	(18,400)	(52,048)	(104,764)

Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	-	169,888	1,937,528
Repayment of credit facilities and warehouse line	-	(264,769)	(1,842,647)
Repayment of other secured notes payable	(100,740)	(31,139)	(20,934)
Borrowings under senior notes	-	-	275,000
Borrowings under junior notes	-	-	103,093
Repurchase of senior notes	-	(30,413)	-
Borrowings under model home financing obligations	-	5,919	117,365
Repayment of model home financing obligations	(42,885)	(8,882)	(286)
Debt issuance costs	(22,335)	(2,259)	(7,206)
Proceeds from stock option exercises	-	4,422	7,298
Common stock redeemed	(52)	(348)	(2,624)
Treasury stock purchases	-	-	(205,416)
Excess tax (benefit) deficiency from equity-based compensation	(1,158)	2,635	8,205
Dividends paid	-	(15,610)	(16,144)

Net cash (used in) provided by financing activities	(167,170)	(170,556)	353,232

Increase (decrease) in cash and cash equivalents	129,997	286,767	(129,528)
Cash and cash equivalents at beginning of period	454,337	167,570	297,098

Cash and cash equivalents at end of period	$584,334	$454,337	$167,570

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Organization. Beazer Homes USA, Inc. is one of the ten largest homebuilders in the United States, based on number of homes closed. We are a geographically diversified homebuilder with active operations in 17 states: Arizona, California, Delaware, Florida, Georgia, Indiana, Maryland, Nevada, New Jersey, New Mexico, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia. Through Beazer Mortgage Corporation, or Beazer Mortgage, we historically offered mortgage origination services to our homebuyers. Through January 31, 2008, Beazer Mortgage financed certain of our mortgage lending activities with borrowings under a warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors. In addition, we offer title insurance services to our homebuyers in many of our markets. Effective February 1, 2008, we exited the mortgage origination business. Results from our mortgage origination business are reported as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented.

Presentation. The accompanying consolidated financial statements include the accounts of Beazer Homes USA, Inc. and our subsidiaries. Intercompany balances have been eliminated in consolidation. Our historical segment information has been recast to reflect the change in reporting segments which occurred during fiscal 2008 (see Note 14).

Cash and Cash Equivalents and Restricted Cash. We consider investments with maturities of three months or less when purchased to be cash equivalents. At September 30, 2008, the majority of our cash and cash equivalents were invested in high-quality money market mutual funds, which were valued at par with no withdrawal restrictions. The underlying investments of these funds were predominately U.S. Government and U.S. Government Agency obligations. Additionally, the majority of the invested balances were further protected under the U.S. Treasury Guaranty Program. Restricted cash includes cash restricted by state law or a contractual requirement.

Accounts Receivable. Accounts receivable primarily consist of escrow deposits to be received from title companies associated with closed homes. Generally, we receive cash from title companies within a few days of the home being closed. As of September 30, 2008 and 2007, our accounts receivable was net of an allowance for doubtful accounts of $8.9 million and $0.2 million, respectively.

Inventory. Owned inventory consists solely of residential real estate developments. Interest, real estate taxes and development costs are capitalized in inventory during the development and construction period. Construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home construction begins. Consolidated inventory not owned represents the fair value of land under option agreements consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities , an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R requires us to consolidate the financial results of a variable interest entity (“VIE”) if the Company is the primary beneficiary of the VIE. VIEs are entities in which 1) equity investors do not have a controlling financial interest and/or 2) the entity is unable to finance its activities without additional subordinated financial support from other parties. In addition to lot options recorded in accordance with FIN 46R, we evaluate lot options in accordance with the provisions of Statement of Financial Accounting Standards, (“SFAS”) No. 49, Product Financing Arrangements. When our deposits and pre-acquisition development costs exceed certain thresholds, we record the remaining purchase price of the lots as consolidated inventory not owned and obligations related to consolidated inventory not owned in the Consolidated Balance Sheets.

Residential Mortgage Loans Available-for-Sale. Residential mortgage loans available-for-sale are stated at the lower of aggregate cost or market value. Gains and losses from sales of mortgage loans are recognized when the loans are sold.

Investments in Unconsolidated Joint Ventures. We participate in a number of land development joint ventures in which we have less than a controlling interest. Our joint ventures are typically entered into with unrelated developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We have determined that our interest in these joint ventures should be accounted for under the equity method as prescribed by SOP 78-9, Accounting for Investments in Real Estate Ventures . We recognize our share of profits from the sale of lots to other buyers. Our share of profits from lots we purchase from the joint ventures is deferred and treated as a reduction of the cost of the land purchased from the joint venture. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer. Our joint ventures typically obtain secured acquisition and development financing. See Note 3, “Investments in Unconsolidated Joint Ventures.”

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

Inventory Valuation – Held for Development. Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Land held for future development is stated at cost. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets no less than quarterly for recoverability in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct and close all the homes in a typical community. The impact of the downturn in our business has significantly lengthened the estimated life of many communities. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.

We conduct a review of the recoverability of our homebuilding inventories held for development at the community level as factors indicate that an impairment may exist. Events and circumstances that might indicate impairment include, but are not limited to, (1) adverse trends in new orders, (2) higher than anticipated cancellations, (3) declining margins which might result from the need to offer incentives to new homebuyers to drive sales or price reductions in response to actions taken by our competitors, (4) economic factors specific to the markets in which we operate, including fluctuations in employment levels, population growth, or levels of new and resale homes for sale in the marketplace and (5) a decline in the availability of credit across all industries

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

For assets in communities for which the undiscounted future cash flows are less than the carrying value, the carrying value of that community is written down to its then estimated fair value based on discounted cash flows. The carrying value of assets in communities that were previously impaired and continue to be classified as held for development is not written up for future estimates of increases in fair value in future reporting periods. Market deterioration that exceeds our estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if the market continues to deteriorate.

The fair value of the homebuilding inventory held for development is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community, the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. The assumptions used in our discounted cash flow models are specific to each community tested for impairment and typically do not include market improvements except in limited circumstances in the latter years of long-lived communities.

For the fiscal year ended September 30, 2008, we used discount rates of 16% to 23% in our estimated discounted cash flow impairment calculations. During fiscal 2008, 2007 and 2006, we recorded impairments of our inventory of approximately $312.6 million, $440.9 million and $6.4 million, respectively, for land under development and homes under construction.

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

Asset Valuation – Land Held for Sale. We record assets held for sale at the lower of the carrying value or fair value less costs to sell in accordance with SFAS 144. The following criteria are used to determine if land is held for sale:

•	management has the authority and commits to a plan to sell the land;
•	the land is available for immediate sale in its present condition;
•	there is an active program to locate a buyer and the plan to sell the property has been initiated;
•	the sale of the land is probable within one year;
•	the property is being actively marketed at a reasonable sale price relative to its current fair value; and
•	it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.

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

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During fiscal 2008 and 2007, we recorded inventory impairments on land held for sale of approximately $116.8 million and $48.0 million, respectively. No land held for sale inventory impairments were recorded in fiscal 2006.

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

Inventory Impairments. The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the fiscal years ended September 30, 2008, 2007 and 2006 (in thousands) :

	Fiscal Year Ended September 30,
	2008	2007	2006

Development projects and homes in process (Held for Development)
West	$147,278	$224,782	$230
East	72,040	95,734	667
Southeast	51,663	68,220	302
Other	19,872	28,326	5,224
Unallocated	21,769	23,853	-

Subtotal	$312,622	$440,915	$6,423

Land Held for Sale
West	$8,505	$46,138	$-
East	18,068	798	-
Southeast	34,608	500	-
Other	55,593	588	-

Subtotal	$116,774	$48,024	$-

Lot Option Abandonments
West	$15,356	$54,703	$16,076
East	10,362	23,979	7,328
Southeast	26,519	33,332	4,060
Other	28,995	10,911	10,288
Subtotal	$81,232	$122,925	$37,752

Total	$510,628	$611,864	$44,175

The inventory held for development that was impaired during fiscal 2008 represented 10,753 lots in 221 communities with an estimated fair value of $579.2 million. The inventory held for development that was impaired during fiscal 2007 represented 12,409 lots in 168 communities with an estimated fair value of $897.1 million. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the continued significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. In fiscal 2008, our West and East segments experienced the most significant amount of inventory impairments as compared to our other homebuilding segments due to the fact that the number of owned land and lots in the West and East segments comprise approximately 44% and 32%, respectively, of our total land and lots owned as of September 30, 2008 and approximately 47% and 30%, respectively, of the dollar value of our held for development inventory as of September 30, 2008. In addition, the homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was driven in large part by speculative purchases and the availability of mortgage credit during those time periods which are significantly less available in the marketplace. The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale. The impairments recorded in our other homebuilding segment are primarily as a result of our decision to exit these markets and relate to closing out certain communities and selling off remaining land positions.

We have also recorded $116.8 million and $48.0 million of impairments on land during fiscal 2008 and 2007, respectively that we have determined does not fit within our homebuilding needs in the current environment and have thus classified as held for sale. The impairments recorded on our land held for sale, for all segments, primarily resulted from the continued significant decline in the homebuilding environment as discussed above. The inventory classified as held for sale is primarily located in our West and Other segments.

In addition, based on the significant decline in the homebuilding market, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. The total abandonments recorded for fiscal 2008 were $81.2 million representing 72 communities with the Southeast and Other Homebuilding segments representing 32.6% and 35.7%, respectively, of fiscal 2008 abandonments as we made decisions to abandon certain option contracts that no longer fit in our long-term strategic plan and also related to our decision to exit our Colorado, Charlotte, North Carolina, Columbia, South Carolina, Fresno, California and Kentucky markets. Fiscal 2007 abandonments were $122.9 million, representing 118 communities and were concentrated in our West and Southeast segments, generally among markets with the highest levels of new and resale home supply.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired. We test goodwill for impairment annually as of April 30 or more frequently if an event occurs or circumstances indicate that the asset might be impaired. For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our operating divisions is considered a reporting unit. The fair value of each reporting unit is determined based on expected discounted future cash flows. If the carrying amount of a reporting unit exceeds its fair value, the goodwill within the reporting unit may be potentially impaired. An impairment loss is recognized if the carrying amount of the goodwill exceeds implied fair value of that goodwill. The housing market continued to deteriorate throughout fiscal 2008. This deterioration has resulted in an oversupply of inventory, reduced levels of demand, increased cancellation rates, aggressive price competition and increased incentives for homes sales. Based on our impairment tests and consideration of the current and expected future market conditions, we determined that goodwill for our Southern California, Arizona, Colorado, New Jersey and Virginia reporting units was impaired in accordance with SFAS 142, Goodwill and Other Intangible Assets and recorded non-cash, pre-tax goodwill impairment charges totaling $52.5 million during the fiscal year ended September 30, 2008. In fiscal 2007, we recorded goodwill impairments totaling $52.8 million related to our South Carolina, Northern California, Nevada, Florida and North Carolina reporting units. Based on our annual goodwill impairment test as of April 30, 2006, we had no impairment of goodwill during fiscal 2006.

Goodwill impairment charges are reported in Corporate and Unallocated and are not allocated to our homebuilding segments. Goodwill balances by reporting segment as of September 30, 2006, 2007 and 2008 were as follows.

		Fiscal 2007		Fiscal 2008
(In thousands)	2006	Impairments	2007	Impairments	2008

West	$62,337	$(26,418)	$35,919	$(29,034)	$6,885
East	28,330	-	28,330	(19,072)	9,258
Southeast	25,207	(25,207)	-	-	-
Other	5,494	(1,130)	4,364	(4,364)	-

Total	$121,368	$(52,755)	$68,613	$(52,470)	$16,143

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

Income Taxes. Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). Under SFAS 109, the provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities result from deductible or taxable amounts in future years when such assets and liabilities are recovered or settled and are measured using the enacted tax rates and laws that are expected to be in effect when the assets and liabilities are recovered or settled.

On October 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position, if a tax return position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of the adoption of FIN 48 was recorded as a $10.1 million reduction to retained earnings as of October 1, 2007. See Note 8, “Income Taxes,” for the additional disclosure required by FIN 48.

Other Liabilities. Other liabilities include homebuyer deposits, land purchase obligations, accrued compensation, accrued warranty costs and various other accrued expenses.

Income Recognition and Classification of Costs. Revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. As appropriate, revenue for condominiums under construction is recognized based on the percentage-of-completion method in accordance with SFAS 66, Accounting for Sales of Real-Estate and Emerging Issues Task Force (“EITF”) Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums, when certain criteria are met.

We recognized loan origination fees and expenses and gains and losses on mortgage loans when the related loans were sold to third-party investors. Beazer’s policy was to sell all mortgage loans it originates and these sales usually occur within 15 to 30 days of the closing of the home sale. Effective February 1, 2008, Beazer exited the mortgage origination business. The results of Beazer Mortgage have been reported as discontinued operations for all periods presented (see Note 15, Discontinued Operations).

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

Advertising costs of $25.4 million, $39.0 million and $59.4 million for fiscal years 2008, 2007 and 2006, respectively, were expensed as incurred and are included in selling, general and administrative expenses. The decrease in advertising costs relates primarily to the reduced number of communities being marketed and our more efficient use of advertising dollars in connection with our cost control initiatives.

Earnings Per Share (“EPS”). The computation of basic earnings per common share is determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS additionally gives effect (when dilutive) to stock options, other stock based awards and other potentially dilutive securities.

Fair Value of Financial Instruments. The fair value of our cash and cash equivalents, accounts receivable, residential mortgage loans available-for-sale, trade accounts payable, other liabilities and other notes payable approximate their carrying amounts due to the short maturity of these assets and liabilities and the variable interest rates on such obligations. Obligations related to consolidated inventory not owned are recorded at estimated fair value. The fair value of our model home financing obligations approximate their carrying amounts due to the variable interest rates associated with those obligations. The fair value of our publicly held junior subordinated notes is estimated by discounting scheduled cash flows through maturity and was approximately $69 million at September 30, 2008 and $82 million at September 30, 2007. The discount rate is estimated using market rates currently being offered on loans with similar terms and credit quality. The fair value of our publicly held senior notes is estimated based on the quoted bid prices for these debt instruments and was approximately $1.1 billion at September 30, 2008 and $1.2 billion at September 30, 2007.

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

Compensation cost arising from nonvested stock granted to employees, from cash-settled, stock-based employee awards and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period. Unearned compensation is included in paid in capital in accordance with SFAS 123R. As of September 30, 2008 and 2007, there was $13.5 million and $21.6 million, respectively, of total unrecognized compensation cost related to nonvested stock. The cost remaining at September 30, 2008 is expected to be recognized over a weighted average period of 3.2 years. For the years ended September 30, 2008, 2007 and 2006, total non-cash stock-based compensation expense, included in SG&A expenses, was $12.6 million ($8.8 million net of tax), $11.1 million ($7.6 million net of tax) and $15.8 million ($10.7 million net of tax), respectively.

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

Recently Adopted Accounting Pronouncements. On October 1, 2007, the Company adopted the provisions EITF 06-8 which states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus requires that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. The adoption of EITF 06-8 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS 159 permits companies to measure certain financial instruments and other items at fair value. SFAS 159 is effective for our fiscal year beginning October 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial condition and results of operations.

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

During the fiscal years ended September 30, we paid interest of $133.5 million in fiscal 2008, $148.0 million in fiscal 2007 and $114.7 million in fiscal 2006. In addition, we paid income taxes of $2.9 million in fiscal 2008, $15.8 million in fiscal 2007 and $228.2 million in fiscal 2006 and received tax refunds of $59.2 million in fiscal 2008 related to the carryback of tax losses. We also had the following non-cash activity (in thousands):

	2008	2007	2007

Supplemental disclosure of non-cash activity:
(Decrease) increase in consolidated inventory not owned	$(107,323)	$(152,772)	$164,540
Land acquired through issuance of notes payable	33,285	59,948	64,144
Issuance of stock under deferred bonus stock plans	1,799	2,080	1,402
FIN 48 adoption	(10,112)	-	-

(3)	Investments in Unconsolidated Joint Ventures

As of September 30, 2008, we participated in 19 land development joint ventures in which Beazer Homes had less than a controlling interest. Equity in (loss) income of unconsolidated joint ventures was $(81.3) million, $(35.2) million and $1.3 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. Equity in loss of unconsolidated joint ventures for fiscal 2008 and 2007 includes the writedown of our investment in certain of our joint ventures, specifically $68.8 million and $28.6 million of impairments of inventory held within those ventures in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. Fiscal 2007 equity in loss of unconsolidated joint ventures also includes $3.4 million of contractual obligation abandonments. Our joint ventures typically obtain secured acquisition, development and construction financing. Generally, Beazer Homes and our joint venture partners have provided varying levels of guarantees of debt and other obligations of our unconsolidated joint ventures. At September 30, 2008, these guarantees included, for certain joint ventures, construction completion guarantees, loan to value maintenance agreements, repayment guarantees and environmental indemnities. See Note 13 for further discussion of these guarantees.

The following table presents our investment in our unconsolidated joint ventures, the total equity and outstanding borrowings of these joint ventures and our guarantees of these borrowings as of September 30, 2008 and September 30, 2007:

(in thousands)	2008	2007

Beazer’s investment in joint ventures	$33,065	$109,143
Total equity of joint ventures	340,674	523,597
Total outstanding borrowings of joint ventures	524,431	785,437
Beazer’s portion of loan to maintenance guarantees	5,839	7,717
Beazer’s portion of repayment guarantees	39,166	42,307

The decrease in our investment in these joint ventures from September 30, 2007 to September 30, 2008 relates primarily to $68.8 million of impairments of inventory held within the joint ventures. In connection with the exchange of our interest in two joint ventures with our joint venture partner during the second quarter of fiscal 2008, we also acquired that partner’s interest in two separate joint ventures. In connection with the acquisition of one of these joint ventures, we assumed and consolidated the joint venture’s debt of approximately $22.7 million.

At September 30, 2008 and September 30, 2007, total borrowings outstanding above, include $327.9 million and $450.6 million related to one joint venture in which we are a 2.58% partner. During fiscal 2008, the lender to this joint venture notified the joint venture partners that it believes the joint venture is in default of certain joint venture loan agreements as a result of certain of the Company’s joint venture partners not complying with all aspects of the joint ventures’ loan agreements. The lender has not taken any action against the joint venture or the Company at this time. The joint venture partners are currently in discussions with the lender. The Company’s share of the debt is approximately $14.5 million at September 30, 2008; however, due to the terms of our agreement, our total maximum repayment guarantee is $15.1 million, which is only triggered in the event of bankruptcy. Our equity interest at September 30, 2008 was $8.4 million in this joint venture.

As of September 30, 2008, the debt related to two of our other unconsolidated joint ventures has matured. Total borrowings outstanding related to these two joint ventures, in each of which we are a 50% partner, was $33.2 million. These joint ventures have received notice from the lender demanding payment in full. The Company and its joint venture partners are currently in discussions with the lenders under these various debt agreements. Both of these loans have repayment guarantees that are triggered in the event of bankruptcy. Our share related to these two repayment guarantees would be $16.6 million. See Note 13 for further discussion of repayment guarantees related to our unconsolidated joint ventures.

In addition, several of our other joint ventures were in default under their debt agreements at September 30, 2008 or were at risk of defaulting. The Company and its joint venture partners are currently in discussions with the lenders under these various debt agreements. In addition, certain of our joint venture partners have curtailed their funding of their allocable joint venture obligations.

We also participated in one land development joint venture in which Beazer Homes obtained a controlling interest during fiscal 2008. This joint venture has been consolidated in our consolidated financial statements and, as such, is excluded from the information provided above.

(4)	Inventory

Inventory consists of (in thousands):

	September 30,	September 30,
	2008	2007

Homes under construction	$338,971	$787,102
Development projects in progress	618,252	1,233,140
Land held for future development	407,320	324,350
Land held for sale	85,736	49,473
Model homes	94,727	143,726

Total owned inventory	$1,545,006	$2,537,791

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 408 ($76.2 million) and 862 ($179.4 million) completed homes that were not subject to a sales contract at September 30, 2008 and 2007, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for sale as of September 30, 2008 principally included land held for sale in the markets we have decided to exit including Colorado, Columbus and Cincinnati, Ohio, Lexington, Kentucky and Charlotte, North Carolina.

Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	September 30, 2008				September 30, 2007
	Projects in	Held for Future	Land Held for	Total Owned	Projects in	Held for Future	Land Held for	Total Owned
	Progress	Development	Sale	Inventory	Progress	Development	Sale	Inventory

West Segment	$348,475	$341,784	$26,515	$716,774	$662,674	$291,215	$35,578	$989,467
East Segment	394,643	44,387	3,642	442,672	624,423	16,432	4,221	645,076
Southeast Segment	165,231	21,149	14,841	201,221	386,428	16,703	-	403,131
Other	15,302	-	40,738	56,040	294,234	-	9,674	303,908
Unallocated	128,299	-	-	128,299	196,209	-	-	196,209

Total	$1,051,950	$407,320	$85,736	$1,545,006	$2,163,968	$324,350	$49,473	$2,537,791

Inventory located in California, the state with our largest concentration of inventory, was $431.1 million and $622.9 million at September 30, 2008 and 2007, respectively.

We acquire certain lots by means of option contracts. Option contracts generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $50.8 million at September 30, 2008. This amount includes non-refundable letters of credit of approximately $7.4 million. The total remaining purchase price, net of cash deposits, committed under all options was $508.2 million as of September 30, 2008. Only $56.0 million of the total remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.

In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded lot option abandonment charges during fiscal 2008, 2007 and 2006 of $81.2 million, $122.9 million and $37.8 million, respectively. Other Homebuilding abandonments represented 35.7% of the fiscal 2008 abandonments, primarily related to our decision to exit our Colorado, Columbia, South Carolina and Charlotte, North Carolina markets.

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

We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at September 30, 2008 and 2007 reflect consolidated inventory not owned of $106.7 million and $237.4 million, respectively. We consolidated $46.9 million and $92.3 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of September 30, 2008 and 2007, respectively. In addition, as of September 30, 2008 and 2007, we recorded $59.8 million and $145.1 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with SFAS 49. Obligations related to consolidated inventory not owned totaled $70.6 million at September 30, 2008 and $177.9 million at September 30, 2007. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

(5)	Interest

Our ability to capitalize all interest incurred during fiscal 2008 has been limited by the reduction in our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Fiscal Year Ended September 30,
	2008	2007	2006

Capitalized interest in inventory, beginning of period	$ 87,560	$78,996	$50,808
Interest incurred	139,659	148,444	124,162
Capitalized interest impaired	(13,795)	(12,350)	-
Interest expense not qualified for capitalization and included as other expense	(55,185)	-	-
Capitalized interest amortized to house construction and land sales expenses	(112,262)	(127,530)	(95,974)

Capitalized interest in inventory, end of period	$ 45,977	$87,560	$78,996

(6)	Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	September 30,
	2008	2007

Building	$2,391	$2,462
Model and sales office improvements	65,040	120,275
Leasehold improvements	8,809	11,168
Machinery and equipment	19,354	26,245
Information systems	22,625	22,806
Furniture and fixtures	8,696	13,400

	126,915	196,356
Less: Accumulated depreciation	(87,093)	(124,674)

	$39,822	$71,682

(7)	Borrowings

At September 30, 2008 and 2007 we had the following long-term debt (in thousands):

		September 30,	September 30,
	Maturity Date	2008	2007

Secured Revolving Credit Facility	July 2011	$-	$-
8 5/8% Senior Notes*	May 2011	180,000	180,000
8 3/8% Senior Notes*	April 2012	340,000	340,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	50,618	118,073
Model home financing obligations	Various Dates	71,231	114,116
Unamortized debt discounts		(2,565)	(3,033)

Total		$1,747,377	$1,857,249

* Collectively, the “Senior Notes”

Warehouse Line — Effective February 7, 2007, Beazer Mortgage amended its 364-day credit agreement (the “Warehouse Line”) to extend its maturity date to February 8, 2008 and modify the maximum available borrowing capacity to $100 million, subject to compliance with the mortgage loan eligibility requirements as defined in the Warehouse Line. The Warehouse Line was secured by certain mortgage loan sales and related property. The Warehouse Line was entered into with a number of banks to fund the origination of residential mortgage loans. The maximum available borrowing capacity was subsequently reduced through amendments down to $17 million as of September 30, 2007. We had no borrowings outstanding under the Warehouse Line as of September 30, 2007. Effective November 14, 2007, we terminated the Warehouse Line, at which time there were no borrowings outstanding.

Secured Revolving Credit Facility — In July 2007, we replaced our former credit facility with a new $500 million, four-year unsecured revolving credit facility with a group of banks, which matures in 2011. As a result of a series of amendments, as more fully described below, the revolving credit facility became a $400 million secured revolving credit facility (the “Secured Revolving Credit Facility”). The former credit facility included a

$1 billion four-year revolving credit facility which would have matured in August 2009. The Secured Revolving Credit Facility has a $350 million sublimit for the issuance of standby letters of credit. We have the option to elect two types of loans under the Secured Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Secured Revolving Credit Facility). The Secured Revolving Credit Facility contains various operating and financial covenants. Substantially all of our significant subsidiaries are guarantors of the obligations under the Secured Revolving Credit Facility (see Note 16 to the Consolidated Financial Statements).

On October 10, 2007, we entered into a waiver and amendment of our Secured Revolving Credit Facility, waiving events of default through May 15, 2008 under the facility arising from our failure to file or deliver reports or other information we would be required to file with the SEC prior to May 15, 2008. Under this and the October 26, 2007 amendments, all obligations under the Secured Revolving Credit Facility are secured by certain assets and our ability to borrow under this facility is subject to satisfaction of a secured borrowing base. We are permitted to grow the borrowing base by adding additional cash and/or real estate as collateral securing the Secured Revolving Credit Facility. In addition, we obtained additional flexibility with respect to our financial covenants in the Secured Revolving Credit Facility.

On May 13, 2008 and June 30, 2008, we obtained limited waivers which relaxed, through August 15, 2008, our minimum consolidated tangible net worth and maximum leverage ratio requirements under our Secured Revolving Credit Facility. During the term of the limited waivers, the minimum consolidated tangible net worth could not be less than $700 million and the leverage ratio could not exceed 2.50 to 1.00.

On August 7, 2008, we entered into an amendment to our Secured Revolving Credit Facility which changed the size, covenants and pricing for the facility. The size of the Secured Revolving Credit Facility was reduced from $500 million to $400 million and is subject to further reductions to $250 million and $100 million if our consolidated tangible net worth (defined in the agreement as stockholders’ equity less intangible assets) falls below $350 million and $250 million, respectively. As of September 30, 2008, our consolidated tangible net worth was $314.4 million. As a result, the facility size has now been reduced to $250 million. Further, the facility size is subject to reduction to $200 million if our interest coverage ratio for the quarter ending June 30, 2010 is less than 1.0x.

There were no amounts outstanding under the Secured Revolving Credit Facility at September 30, 2008 or September 30, 2007; however, we had $61.2 million and $133.3 million of letters of credit outstanding under the Secured Revolving Credit Facility at September 30, 2008 and September 30, 2007, respectively.

Availability under the facility continues to be subject to satisfaction of a secured borrowing base. The amendment provided that the book value of the assets securing the facility must exceed 3.0x the outstanding loans and letters of credit. Such coverage level increases to 4.5x and 6.0x to the extent the facility size is reduced to $250 million or $100 million, respectively. As of September 30, 2008, and prior to the submittal of fiscal 2008 financial reports, we were in compliance with the collateral coverage requirements, but had no additional availability. Concurrent with the filling of our fiscal 2008 financial reports, our facility size will decrease to $250 million and our collateral coverage level will increase to 4.5x the amount of outstanding loans and letters of credit. As a result of the increase in collateral coverage to 4.5x, we will be required to provide a total of $19.5 million in cash to fully collateralize our outstanding letters of credit. We intend to add approximately $250 million of additional real estate assets to the borrowing base over the next twelve months, which will provide up to $35 million in additional borrowing base availability after providing for the return of the $19.5 million in restricted cash. Assets in the borrowing base, and therefore any future availability are subject to required appraisals and other bank review procedures. The availability under our facility is not impacted by any actions of the respective credit rating agencies. The value of the real estate assets securing our borrowing base could decline should the downturn in our industry worsen. Any reduction in value could result in a reduction in available borrowing capacity under the Secured Revolving Credit Facility.

The interest margins under the Secured Revolving Credit Facility were increased and are now based on the facility size. Following the aforementioned amendment, the Eurodollar Margin under the facility was set at 4.5%. To the extent the facility size is reduced to $250 million or $100 million, the Eurodollar Margin will increase to 5.0% and

5.5%, respectively. As a result of the reduction in facility size to $250 million, the current Eurodollar Margin is now 5.0%.

The financial maintenance covenants pertaining to the leverage ratio, interest coverage ratio and land inventory were eliminated as part of the August amendment. The remaining financial maintenance covenants are a minimum tangible net worth covenant (which requires us to have at least $100 million of consolidated tangible net worth) and a minimum liquidity covenant. The minimum liquidity covenant, which is applicable for so long as our interest coverage ratio is less than 1.75x, requires us to maintain either (a) $120 million of unrestricted cash and borrowing base availability or (b) a ratio (the “Adjusted Coverage Ratio”) of adjusted cash flow from operations (defined as cash flow from operations plus interest incurred) to interest incurred of at least 1.75x. The following table sets forth our financial covenant requirements under our Secured Revolving Credit Facility and our compliance with such covenants as of September 30, 2008:

Financial Covenant	Covenant Requirement	Actual

Consolidated Tangible Net Worth	> $100 million	$314.4 million

Minimum Liquidity	> $120 million of unrestricted cash and borrowing base availability OR Adjusted Coverage Ratio > 1.75x	$584.3 million of unrestricted cash and borrowing base availability and Adjusted Coverage Ratio of 3.5x

We believe that the elimination and relaxation of the financial maintenance covenants will permit us to comply with the amended covenants for the foreseeable future. However, further deteriorations in the housing market generally, or in our business particularly, could result in additional inventory impairments or operational losses which could also result in our having to seek additional amendments or waivers under the Secured Revolving Credit Facility. To the extent that we default under any of these covenants and we are unable to obtain waivers, the lenders under the Secured Revolving Credit Facility could accelerate our obligations thereunder or require us to post cash collateral to support our existing letters of credit. Any such acceleration may result in an event of default under our Senior Notes described below and would permit the holders thereof to accelerate our obligations under the Senior Notes.

Senior Notes - The Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Secured Revolving Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2008, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, each indenture (other than the indenture governing the convertible Senior Notes) requires us to offer to purchase 10% of each series of Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $134.5 million of notes, based on amounts outstanding at September 30, 2008.

In June 2004, we issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”). In August 2004, we filed a registration statement on Form S-3 with the SEC covering resales of the Convertible Senior Notes and the common stock issuable upon conversion. During the fourth quarter of fiscal 2007, the cumulative dividends declared to date caused a change in the conversion rate per $1,000 principal amount to an adjusted conversion rate of 20.1441 shares of common stock, representing a current conversion price of $49.64 per share. We may, at our option, redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009 at specified redemption prices. Holders have the right to require us to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019. In each case, we will pay a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased plus any accrued and unpaid interest, if any, and any additional amounts owed, if any to such purchase date.

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

Junior Subordinated Notes — On June 15, 2006, we completed a private placement of $103.1 million of unsecured junior subordinated notes which mature on July 30, 2036 and are redeemable at par on or after July 30, 2011 and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly. These notes were issued to Beazer Capital Trust I, which simultaneously issued, in a private transaction, trust preferred securities and common securities with an aggregate value of $103.1 million to fund its purchase of these notes. The transaction is treated as debt in accordance with GAAP. The obligations relating to these notes and the related securities are subordinated to the Secured Revolving Credit Facility and the Senior Notes.

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

Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of September 30, 2008 and September 30, 2007, we had outstanding notes payable of $50.6 million and $118.1 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2010 and had fixed and variable rates ranging from 5.2% to 8.0% at September 30, 2008. These notes are secured by the real estate to which they relate. During fiscal 2008, we repaid $100.7 million of these secured notes payable. In connection with the sale of our interest in two joint ventures to our joint venture partner, we also acquired that partner’s interest in two separate joint ventures. In connection with the acquisition of one of these ventures, we assumed the joint venture’s debt of approximately $22.7 million which is included in other secured notes payable as of September 30, 2008.

The agreements governing these secured notes payable contain various affirmative and negative covenants. Certain of these secured notes payable agreements contain covenants that require us to maintain minimum levels of stockholders’ equity (or some variation, such as tangible net worth) or maximum levels of debt to stockholders’ equity. Although the specific covenants and related definitions vary among the agreements, further reductions in our stockholders’ equity, absent the receipt of waivers, may cause breaches of some or all of these covenants. Breaches of certain of these covenants, to the extent they lead to an acceleration, may result in cross defaults under our senior notes. The dollar value of these secured notes payable agreements containing stockholders’ equity-related covenants totaled $39.0 million at September 30, 2008. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $71.2 million and $114.1 million of debt as of September 30, 2008 and September 30, 2007, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 7.0% as of September 30, 2008, and expire at various times through 2015.

As of September 30, 2008, future maturities of our borrowings are as follows (in thousands):

Year Ending September 30,

2009	$24,340
2010	65,576
2011	187,360
2012	364,573
2013	-
Thereafter	1,018,093

Total	$1,749,942

(8)	Income Taxes

The (benefit) provision for income taxes from continuing operations consists of (in thousands):

	Fiscal Year Ended September 30,
	2008	2007	2006

Current federal	$ (171,561)	$(61,513)	$ 165,733
Current state	(3,685)	1,340	18,905
Deferred federal	251,520	(143,544)	21,885
Deferred state	8,890	(18,061)	4,078

Total	$85,164	$ (221,778)	$210,601

The (benefit) provision for income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows (in thousands):

	Fiscal Year Ended September 30,
	2008	2007	2006

Income tax computed at statutory rate	$(303,129)	$(221,255)	$201,991
State income taxes, net of federal benefit(1)	8,068	(18,474)	13,521
Impairment of non-deductible goodwill	17,973	16,634	-
Valuation allowance	366,332	-	-
Section 199 tax benefit (2)	-	-	(5,240)
Other, net	(4,080)	1,317	329

Total	$85,164	$(221,778)	$210,601

(1) Includes a deferred tax valuation allowance of $34.0 million related to substantially all of our state deferred tax assets.

(2) The American Jobs Creation Act of 2004 (the “AJCA”) introduced a special tax deduction on qualified production activities. FASB Staff Position 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS 109, Accounting for Income Taxes. The provisions of AJCA were applicable to us beginning in fiscal 2006. The initial deduction was 3% of qualified production activity income in fiscal 2006. We did not qualify for this deduction in fiscal 2008 or fiscal 2007 due to our net loss.

Deferred tax assets and liabilities are composed of the following (in thousands):

	September 30,
	2008	2007

Deferred tax assets:
Warranty and other reserves	$24,927	$29,172
Incentive compensation	20,854	30,855
Property, equipment and other assets	4,320	2,968
Federal and state tax carryforwards	85,711	7,030
Inventory adjustments	237,487	173,559
FIN 48	47,677	-
Other	3,505	5,220

Total deferred tax assets	424,481	248,804

Deferred tax liabilities:
Inventory adjustments	-	(15,599)
Other	(3,686)	-

Total deferred tax liabilities	(3,686)	(15,599)

Valuation allowance	(400,579)	(256)

Net deferred tax assets	$20,216	$232,949

Our assessment of the need for the valuation of deferred tax assets includes assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents our best estimate of future events. Although it is possible there will be changes that are not anticipated in our current estimates, we believe it is unlikely such changes would have a material period-to-period impact on our financial position or results of operations. SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance a company may place on projections of future taxable income to support recovery of such deferred tax assets. In making the determination of whether we are in a cumulative loss position under SFAS 109, we use a four-year measurement period and base the determination on income before income taxes (adjusted by permanent book/tax differences) for the current and prior three years. We believe our cumulative loss measurement period corresponds to the historical homebuilding industry cycle, which has traditionally averaged four-to-six years between upward and downward cycles, and which mirrors our expected building and profitability cycles.

In assessing the recoverability of deferred tax assets, we analyze all evidence, both positive and negative. The positive evidence we considered included (1) the cyclical nature of the homebuilding industry; (2) our long history of profitability; (3) our experience that no net operating losses (“NOLs”) have expired unutilized; (4) our ability to carryback NOLs; and (5) the steps we are taking to improve our future profitability. As of September 30, 2008, we considered the negative evidence including (1) our fiscal 2008 loss and the expectation of losses in fiscal 2009, (2) the uncertainty as to the timing of when the homebuilding industry will rebound, (3) the determination that we are in a cumulative loss position and (4) the Section 382 limitation on our ability to utilize certain NOL carryforwards and built-in losses or deductions.

At September 30, 2008, we had U.S. federal and state NOL carryforwards of $754.5 million that will expire between 2009 and 2028 and alternative minimum tax credit carryforwards of $9.8 million, which do not expire. Certain of our net operating loss carryforwards and built-in losses or deductions may be substantially limited as we experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code as of December 31, 2007. Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an “ownership change,” which is generally defined as any change in ownership of more than 50% of its common stock over a three-year period, to utilize its net operating loss carryforwards and certain built-in losses or deductions recognized the five-year period after the ownership change. These rules generally operate by focusing on changes in the ownership among shareholders owning, directly or indirectly, 5% or more of the company’s common stock (including changes involving a shareholder becoming a 5% shareholder) or any change in ownership arising from a new issuance of stock or share repurchases by the company.

Based on recent impairments and our current financial performance, we generated net operating loss carryforwards for fiscal 2008 and expect to generate additional NOL carryforwards in future years. Under the Internal Revenue Code, we may use these NOL carryforwards to offset future earnings and reduce our federal income tax liability. As a result, we believe these NOL carryforwards could be a substantial asset for us. However, our ability to utilize our pre-ownership change NOL carryforwards and recognize certain built-in losses or deductions is limited by Section 382 to a maximum amount of approximately $17 million annually. As a result of this limitation, a significant portion of our pre-ownership change NOL carryforwards or built in losses or deductions could expire before we would be able to use them.

In addition, the homebuilding industry has recently suffered from several temporary factors that have negatively impacted our profitability such as the excess supply of new and used homes for sale and the lack of available credit. As these factors are resolved it would be expected for the industry to recover to normal profit levels. However, based on an analysis of the positive and negative evidence, we determined that it was not more likely than not that substantially all of our deferred tax assets will be realized. As a result, during fiscal 2008, we established a valuation allowance for substantially all of our deferred tax assets totaling $400.3 million.

We will continue to assess the need for additional valuation allowances in the future. Our estimates of the recoverability of deferred tax assets are dependent upon future taxable income which requires significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods (carryforward period assumptions), it is reasonably possible that we may be required to record additional valuation allowances on deferred tax assets and that such amounts could be material.

The cumulative effect of the adoption of FIN 48 was recorded as a $10.1 million reduction to retained earnings as of October 1, 2007. The total amount of gross unrecognized tax benefits as of October 1, 2007 was $72.5 million (which excludes $19.3 million of interest, penalties, and the tax benefit relating to the deductibility of interest and state income tax). The adoption of FIN 48 also increased our gross deferred tax assets by approximately $65 million. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $26.5 million, as of October 1, 2007.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the income tax provision, consistent with the Company’s historical accounting policy. After the adoption of FIN 48, the total amount of gross accrued interest and penalties was $19.3 million. The Company recorded a $6.5 million reduction in gross interest and penalties during fiscal 2008 in accordance with FIN 48, resulting in $12.8 million of accrued interest and penalties at September 30, 2008. The Company’s liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of other liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at the beginning and end of fiscal 2008 is as follows ($ in thousands):

Balance at October 1, 2007	$72,500
Additions for tax positions related to current year	891
Additions for tax positions related to prior years	12,232
Reductions for tax positions of prior years	(22,440)
Settlements with taxing authorities	(3,767)
Lapse of statute of limitations	(1,500)

Balance at September 30, 2008	$57,916

Our income tax receivable was $173.5 million and $64.0 million as of September 30, 2008 and 2007, respectively. This receivable relates primarily to the carryback of losses incurred in fiscal 2008 and 2007 to open tax years in which we previously paid significant income taxes. During fiscal 2008, we received $59.2 million of federal and state income tax refunds related to prior tax years in which we previously paid taxes.

In accordance with SFAS 109 and SFAS 5, Accounting for Contingencies, and prior to our adoption of FIN 48 we established reserves for tax contingencies that reflected our best estimate of the deductions and credits that we may have been unable to sustain, or that we would have been willing to concede as a part of a broader tax settlement. As of September 30, 2007, we had recorded tax contingency reserves of $17.5 million.

We are currently under examination by the Internal Revenue Service (“IRS”) for fiscal 2003 and 2004. We are also subject to various income tax examinations in the states in which we do business. During fiscal 2008, we completed a number of state examinations without any material effect on our fiscal 2008 net loss.

(9)	Leases

We are obligated under various noncancelable operating leases for office facilities, model homes and equipment. Rental expense under these agreements, which is included in selling, general and administrative expenses, amounted to approximately $22.4 million, $23.2 million and $22.9 million for the years ended September 30, 2008, 2007 and 2006, respectively. This rental expense excludes model home transactions accounted for as financing arrangements in accordance with SFAS 98 as discussed in Note 7 and expense related to our discontinued operations. As of September 30, 2008, future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

Year Ending September 30,

2009	$11,517
2010	8,441
2011	6,763
2012	5,071
2013	4,439
Thereafter	2,051

Total	$ 38,282

(10)	Stockholders’ Equity

Preferred Stock. We currently have no shares of preferred stock outstanding.

Common Stock Repurchase Plan. On November 18, 2005, as part of an acceleration of our comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase of our stock repurchase plan to ten million shares of our common stock. The plan provides that shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. During fiscal 2006, we repurchased 3,648,300 shares for an aggregate purchase price of $205.4 million, or approximately $56 per share. During fiscal 2008 and fiscal 2007, we did not repurchase any shares in the open market. At September 30, 2008, there are approximately 5.4 million additional shares available for purchase pursuant to the plan; however, we have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and as allowed by our debt covenants and is unlikely in the foreseeable future.

During fiscal 2008, 2007 and 2006, 7,255, 13,946 and, 47,544 shares, respectively, were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock and restricted stock units under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $52,000, or approximately $7 per share in fiscal 2008, $348,000, or approximately $25 per share in fiscal 2007 and $2.6 million, or approximately $55 per share, in fiscal 2006.

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

Dividends. Effective November 2, 2007, our Board of Directors suspended payment of quarterly dividends. The Board concluded that suspending dividends, which will allow us to conserve approximately $16 million of cash annually, was a prudent effort in light of the continued deterioration in the housing market. In addition, the indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2008, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid in fiscal 2008. For fiscal 2007 and fiscal 2006, we paid quarterly cash dividends aggregating approximately $15.6 million ($0.40 per common share) and $16.1 million ($0.40 per common share), respectively.

(11)	Earnings Per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Fiscal Year Ended September 30,
	2008	2007	2006

Loss (income) from continuing operations	$(951,248)	$(410,381)	$362,265
(Loss) income from discontinued operations, net of tax	(664)	(692)	6,571

Net loss (income)	$(951,912)	$(411,073)	$368,836

Weighted average number of shares outstanding - basic	38,549	38,410	39,812
Basic (loss) earnings per share from continuing operations	$(24.68)	$(10.68)	$9.10
Basic (loss) earnings per share from discontinued operations	$(0.01)	$(0.02)	$0.16
Basic (loss) earnings per share	$(24.69)	$(10.70)	$9.26
Diluted:
Interest on convertible debt -net of taxes	$-	$-	$5,367

Loss (income) from continuing operations for diluted EPS	$(951,248)	$(410,381)	$367,632
(Loss) income from discontinued operations, net of tax for diluted EPS	(664)	(692)	6,571

Net loss (income) for diluted EPS	$ (951,912)	$ (411,073)	$ 374,203

Weighted average number of shares outstanding - basic	38,549	38,410	39,812
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	-	-	3,503
Options to aquire common stock	-	-	504
Contingent shares (performance based stock)	-	-	35
Nonvested restricted stock	-	-	491

Weighted average number of shares outstanding - diluted	38,549	38,410	44,345

Diluted (loss) earnings per share from continuing operations	$(24.68)	$(10.68)	$8.29
Diluted (loss) earnings per share from discontinued operations	$(0.01)	$(0.02)	$0.15
Diluted (loss) earnings per share	$(24.69)	$(10.70)	$8.44

In computing diluted loss per share for the fiscal years ended September 30, 2008 and 2007, common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. Options to purchase 672,544 shares of common stock were not included in the computation of diluted earnings per share for the fiscal year ended September 30, 2006 because their inclusion would have been anti-dilutive.

(12)	Retirement Plan and Incentive Awards

401(k) Retirement Plan. We sponsor a 401(k) plan (the “Plan”). Substantially all employees are eligible for participation in the Plan after completing one calendar month of service with us. Participants may defer and contribute to the Plan from 1% to 80% of their salary with certain limitations on highly compensated individuals. We match 50% of the first 6% of the participant’s contributions. The participant’s contributions vest 100% immediately, while our contributions vest over five years. Our total contributions for the fiscal years ended September 30, 2008, 2007 and 2006 were approximately $1.7 million, $2.8 million and $4.5 million, respectively.

During fiscal 2008, 2007 and 2006 participants forfeited $1.3 million, $1.6 million and $1.2 million, respectively, of unvested matching contributions.

Deferred Compensation Plan. During fiscal 2002, we adopted the Beazer Homes USA, Inc. Deferred Compensation Plan (the “DCP Plan”). The DCP Plan is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP Plan allows the executives to defer current compensation on a pre-tax basis to a future year, up until termination of employment. The objectives of the DCP Plan are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding, and retaining executives. Participation in the DCP Plan is voluntary. Beazer Homes may voluntarily make a contribution to the participants’ DCP accounts. Deferred compensation assets of $19.4 million and $53.5 million and deferred compensation liabilities of $22.8 million and $56.4 million as of September 30, 2008 and 2007, respectively, are included in other assets and other liabilities on the accompanying Consolidated Balance Sheets. The decrease in the deferred compensation assets and liabilities between fiscal 2007 and fiscal 2008 relates to employee elections to withdraw funds from the plan, forfeitures of matching contributions related to terminated employees and market losses on investments held within the plan. For the years ended September 30, 2008, 2007 and 2006, Beazer Homes contributed approximately $517,000, $4.7 million and $8.8 million, respectively, to the DCP Plan.

Stock Incentive Plans. During fiscal 2000, we adopted the 1999 Stock Incentive Plan (the “1999 Plan”) because the shares reserved under the 1994 Stock Incentive Plan (the “1994 Plan”) had been substantially depleted. At September 30, 2008, we had reserved 11,925,000 shares of common stock for issuance under our various stock incentive plans, of which approximately 1,088,797 shares are available for future grants.

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

The following table summarizes stock options and SSARs outstanding as of September 30 and activity during the fiscal years ended September 30:

Fiscal Year Ended September 30,	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,052,379	$45.01	2,135,572	$43.82	1,654,751	$ 23.91
Granted	-	-	538,594	38.61	945,500	67.03
Exercised	-	-	(312,501)	14.15	(415,938)	17.55
Forfeited	(111,670)	46.55	(309,286)	56.84	(48,741)	42.06
Expired	(91,714)	27.71	-	-	-	-

Outstanding at end of year	1,848,995	$45.78	2,052,379	$ 45.01	2,135,572	$43.82

Exercisable at end of year	704,762	$ 29.31	617,914	$26.36	681,753	$18.19

The following table summarizes information about stock options and SSARs outstanding and exercisable at September 30, 2008:

	Stock Options/SSARs Outstanding			Stock Options/SSARs Exercisable
		Weighted			Weighted
		Average			Average
		Contractual	Weighted		Contractual	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Life	Exercise	Number	Life	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	(Years)	Price

$6 - $9	14,115	1.60	$6.81	14,115	1.60	$6.81
$18 - $21	189,774	4.17	20.52	189,774	4.17	20.52
$24 - $29	136,326	3.52	26.85	136,326	3.52	26.85
$30 - $39	622,334	3.93	34.75	356,547	2.69	35.30
$40 - $49	176,894	5.36	43.10	1,500	1.24	43.10
$62 - $66	140,707	4.12	62.15	6,500	3.91	62.15
$68 - $69	568,845	4.34	68.56	-	-	-

$6 - $69	1,848,995	4.18	$45.78	704,762	3.24	$29.31

The weighted average fair value of each SSAR/option granted during the years ended September 30, 2007 and 2006 was $20.48 and $29.17, respectively. There were no SSARs/options granted in fiscal 2008. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected life of options/SSARs granted is computed using the mid-point between the vesting period and contractual life of the options/SSARs and was a weighted average of 5.25 years for fiscal 2007 grants and 5.4 years for fiscal 2006 grants. Expected volatilities are based on the historical volatility of the Company’s stock and other factors and averaged 60.33% and 42.69% in fiscal 2007 and 2006, respectively. Expected discrete dividends of $0.10 per quarter were assumed in lieu of a continuously compounding dividend yield. The weighted average risk-free interest rate assumed was 4.66% and 4.51%, respectively, for fiscal 2007 and 2006.

At September 30, 2008, 1,492,806 SSARs/stock options were vested or expected to vest in the future with a weighted average exercise price of $42.54 and a weighted average expected life of 2.41 years. At September 30, 2008, there was no aggregate intrinsic value of SSARs/stock options outstanding, vested and expected to vest in the future or SSARs/options exercisable. The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. The intrinsic value for options/SSARs exercised in the fiscal years ended September 30, 2007 and 2006 was $8.7 million and $19.8 million, respectively.

On August 5, 2008, at the Company’s annual meeting of stockholders, the stockholders voted to approve amendments to the 1999 Plan to authorize a stock option/SSAR exchange program for eligible employees other than executive officers and directors. The Compensation Committee has the authority to determine whether and when to initiate the exchange program. However, the exchange program has not yet been implemented and may not be implemented later than August 5, 2009. As of September 30, 2008, stock options and SSARs to purchase 411,333 shares of the Company’s common stock with exercise prices ranging from $26.51 to $62.02 per share were eligible to be exchanged for newly issued restricted shares of common stock under the exchange program.

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

Historically, we maintained two incentive compensation plans (called the Value Created Incentive Plan (“VCIP”) and the Executive Value Created Incentive Plan (“EVCIP”)), modeled under the concepts of economic profit or economic value added. Participants may defer a portion of their earned annual incentive compensation under the applicable plan pursuant to the terms of the Corporate Management Stock Purchase Program (the “CMSPP”). The deferred amounts are represented by restricted stock units, each of which represents the right to receive one share of Beazer Homes’ common stock upon vesting. Such shares are issued after a three-year vesting period, subject to an election for further deferral by the participant. The number of restricted stock units granted is based on a discount to the market value of our common stock at the time the bonus is earned. Should the participant’s employment terminate during the vesting period, the deferred incentive compensation is settled in cash or cash and stock, depending on the cause of termination as set forth in the CMSPP or applicable deferred compensation plan. Due to low availability of shares at the beginning of fiscal 2008 under the 1999 Plan, from which shares under CMSPP are issued, the Compensation Committee suspended this program for fiscal 2008. The Compensation Committee subsequently determined to suspend this program for fiscal 2009 as well. The VCIP was terminated in June 2008, with such termination effective for fiscal 2008. The EVCIP was terminated in October 2008, with such termination effective for fiscal 2009.

Activity relating to the nonvested stock awards for the fiscal year ended September 30, 2008 is as follows:

		Weighted Average
	Shares	Fair Value

Beginning of year	905,898	$48.42
Granted	26,411	8.49
Vested	(93,838)	52.78
Forfeited	(55,605)	44.91

End of year	782,866	$46.80

Compensation expense for the nonvested stock awards totaled $6.2 million, $5.3 million and $8.7 million for the fiscal years ended September 30, 2008, 2007 and 2006, respectively. The weighted average grant-date fair value of nonvested stock awards granted during the fiscal years ended September 30, 2007 and 2006 was $39.12 and $66.19, respectively.

(13) Contingencies

Beazer Homes and certain of its subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to moisture intrusion. The Company is subject to the possibility of loss contingencies arising in its business and such contingencies are accounted for in accordance with SFAS 5, Accounting for Contingencies. In determining loss contingencies, we consider the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated.

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

Our warranty reserves at September 30, 2008 and 2007 include accruals for Trinity Homes LLC (“Trinity”) moisture intrusion issues discussed more fully below. Warranty reserves are included in other liabilities and the provision for warranty accruals is included in home construction and land sales expenses in the consolidated financial statements. We record reserves covering anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by operating segment. An analysis by operating segment allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also contemplates the existence of any non-recurring or community-specific warranty related matters that might not be contemplated in our historical data and trends. As a result of our analyses, we adjust our estimated warranty liabilities. While we believe that our warranty reserves are adequate as of September 30, 2008, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve. Our warranty reserves, which include amounts related to the Trinity moisture intrusion issues discussed below, are as follows (in thousands):

	Fiscal Year Ended
	September 30,
	2008	2007	2006

Balance at beginning of year	$57,053	$99,030	$136,481
Provisions (1)	11,630	4,736	16,944
Payments	(27,861)	(46,713)	(54,395)

Balance at end of year	$40,822	$57,053	$99,030

(1) Upon review of the adequacy of the warranty reserves, it was determined that the warranty reserve as of September 30, 2008, 2007 and 2006, respectively, contained reserves in excess of anticipated claims related to the Trinity moisture intrusion related issues. As a result, the provision to warranty reserves for fiscal 2008, 2007 and 2006 was reduced by $2.5 million, $23.8 million and $21.7 million, respectively. In addition, the Company also determined that its warranty reserve covering workmanship, materials, certain construction defects and structural elements were in excess of anticipated claims as of September 30, 2007, which resulted in an additional reduction in the provision to warranty reserves of $8.3 million in fiscal 2007.

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

As of September 30, 2008, there were four pending lawsuits related to such complaints received by Trinity. All suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate. Additionally, a class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC. The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004.

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

Under the settlement, subject to Trinity’s timely performance of the specified assessments and remediation activities for homeowners who file claims, each homeowner releases Trinity, Beazer Homes Investment, LLC and other affiliated companies, including Beazer Homes, from the claims asserted in the class action lawsuit, claims arising out of external moisture intrusion, claims of improper brick installation, including property damage claims, loss or diminution of property value claims, and most personal injury claims, among others. No appeals of the court’s order approving the settlement were received by the court within the timeframe established by the court. The Company sent out the claims notices on December 17, 2004, and the class members had until February 15, 2005 to file claims. A total of 1,310 valid claims were filed (of the 2,161 total class members), of which 613 complaints had been received prior to our receipt of the claim notices. Class members who did not file a claim by February 15, 2005 are no longer able to file a class action claim under the settlement or pursue an individual claim against Trinity. As of September 30, 2008, we have completed remediation of 1,770 homes related to 1,872 total Trinity claims.

Our warranty reserves at September 30, 2008 and 2007 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion. Warranty reserves also include accruals for class action claims received, pursuant to the settlement discussed above, from class members who had not previously contacted Trinity with complaints.

The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred. Homes for which we receive complaints are classified into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.

As of September 30, 2008 and 2007, we accrued for our estimated cost to remediate homes that we had assessed and assigned to one of the above categories, as well as our estimated cost to remediate those homes for which an assessment had not yet been performed. For purposes of our accrual, we have historically assigned homes not yet assessed to categories based on our expectations about the extent of damage and trends observed from the results of assessments performed to date. In addition, our cost estimation process considers the subdivision of the claimant along with the categorization discussed above. Once a home is categorized, detailed budgets are used as the basis to prepare our estimated costs to remediate such home.

During fiscal 2004, we initiated a program under which we offered to repurchase a limited number of homes from specific homeowners. The program was concluded during the first quarter of fiscal 2005. We have repurchased a total of 54 homes under the program. During fiscal 2008, the Company sold 16 of the repurchased homes, bringing the total homes sold to date to 53. The remaining home is included in owned inventory at its estimated fair value less costs to sell.

The following accruals at September 30, 2008 represent our best estimates of the costs to resolve all asserted complaints associated with Trinity moisture intrusion issues. We regularly review our estimate of these costs. Since the commencement of the remediation program, our remediation cost per home has continued to decrease as homes requiring more extensive repairs were addressed first and our internal processes and procedures, including enhanced contractor bid negotiations and inspections, improved as experience gained in addressing these issues has yielded meaningful benefits on a per home basis. As a result, we adjust our estimate of warranty liabilities for each new claim and our estimate of the remaining expenditures to remediate the remaining homes in the class. During fiscal 2008, 2007 and fiscal 2006, we recorded reductions of $2.5 million, $23.8 million and $21.7 million, respectively, based on historical experience in resolving claims to date, the number of homes remediated and current estimates to resolve remaining claims. Changes in the accrual for Trinity moisture intrusion issues during the period were as follows (in thousands):

	Fiscal Year Ended
	2008	2007	2006

Balance at beginning of period	$12,116	$47,704	$80,708
Reductions	(2,456)	(23,772)	(21,700)
Payments	(6,901)	(11,816)	(11,304)

Balance at end of period	$2,759	$12,116	$47,704

Actual costs to assess and remediate homes in each category and subdivision, the extent of damage to homes not yet assessed, estimates of costs to sell the remaining repurchased home, and losses on such sales could differ from our estimates. As a result, the costs to resolve existing complaints could differ from our recorded accruals and have a material adverse effect on our earnings in the periods in which the matters are resolved. Additionally, it is possible that we will incur additional losses related to these matters, including additional losses related to homes for which we have not yet received complaints.

Guarantees
Construction Completion Guarantees
We and our joint venture partners are generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development. Provided the joint venture and the partners are not in default under any loan provisions, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable loans. A majority of these construction completion guarantees are joint and several with our partners. In those cases, we generally have a reimbursement arrangement with our partner which provides that neither party is responsible for more than its proportionate share of the guarantee. However, if our joint venture partner does not have adequate financial resources to meet its obligations under such reimbursement arrangement, we may be liable for more than our proportionate share, up to our maximum exposure, which is the full amount covered by the relevant joint and several guarantee. Although generally there are not specific limits on the amount of funds we may be required to expend to perform on a construction completion guarantees, the practical limitation is the amount of the corresponding outstanding loan.

Loan to Value Maintenance Agreements
We and our joint venture partners generally provide credit enhancements to acquisition, development and construction borrowings in the form of loan to value maintenance agreements, which can limit the amount of additional funding provided by the lenders (although not generally requiring repayment of the borrowings) to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the borrowings. During fiscal 2008, 2007 and 2006, we were not required to make any payments on the loan to value maintenance guarantees. At September 30, 2008 and 2007 respectively, we had total loan to value maintenance guarantees of $5.8 million and $7.7 million related to our unconsolidated joint venture borrowings. This amount represents the Company’s maximum exposure to loss from such loan to value maintenance guarantees without regard to the underlying value of the collateral and any defenses that may be available to us against any attempted enforcement of such guarantees.

Repayment Guarantees
We and our joint venture partners have repayment guarantees related to certain joint venture’s borrowings. These repayment guarantees require the repayment of all or a portion of the debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowing or files for bankruptcy. During fiscal 2008, we were not required to make payments related to any portion of the repayment guarantees. At September 30, 2008 and 2007 respectively, we had repayment guarantees of $39.2 million and $42.3 million related to the borrowings on these applicable unconsolidated joint ventures, some of which are only triggered upon bankruptcy of the joint venture. Two of these repayment guarantees (which are both only triggered upon a bankruptcy) are joint and several with our partners. In those cases, we have a reimbursement arrangement with our partner which provides that neither party is responsible for more than its proportionate share of the guarantee. However, if our joint venture partner does not have adequate financial resources to meet its obligations under such reimbursement arrangement, we may be liable for more than our proportionate share, up to our maximum exposure, which is the full amount covered by the relevant joint and several guarantee. The aggregate amount of the loans underlying these two repayment guarantees at September 30, 2008 was $33.2 million, of which our share of $16.6 million is included in the $39.2 million amount set forth above.

Environmental Indemnities
Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During fiscal 2008, 2007 and 2006, we were not required to make any payments related to environmental indemnities.

Several of our joint ventures are in default under their debt agreements at September 30, 2008 or are at risk of defaulting. We and our joint venture partners are currently in discussions with the lenders under these various debt agreements. See Note 3. We have guarantees of the types described above with respect to many of these joint ventures. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees.

In general, we have not recorded a liability for the non-contingent aspect of any of these guarantees as such amounts are not material. In assessing the need to record a liability for the contingent aspect of these guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we consider our historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees and the financial condition of the applicable unconsolidated joint ventures. In addition, we monitor the fair value of the collateral of these unconsolidated joint ventures to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. To date, we have not incurred any obligations related to the aforementioned guarantees. Based on these considerations, we have determined that it is reasonably possible that we will have to perform under the contingent aspects of certain of these guarantees. We have not recorded a liability for the contingent aspects of these guarantees as such guarantees are not probable. To the extent the recording of a liability related to such guarantees would be required, the recognition of such liability would result in an increase to the carrying value of our investment in the associated joint venture.

Investigations
United States Attorney, State and Federal Agency Investigations. Beazer Homes and its subsidiary, Beazer Mortgage Corporation, are under criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina and other state and federal agencies concerning the matters that were the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors (the “Investigation”) completed in May 2008. The Company is fully cooperating with these investigations.

Securities and Exchange Commission Investigation. On July 20, 2007, Beazer Homes received from the SEC a formal order of private investigation to determine whether Beazer Homes and/or other persons or entities involved with Beazer Homes have violated federal securities laws, including, among others, the anti-fraud, books and records, internal accounting controls, periodic reporting and certification provisions thereof. The SEC had previously initiated an informal investigation in this matter in May 2007. On September 24, 2008, the Company settled with the SEC. Under the terms of the settlement, the Company has consented, without admitting or denying any wrongdoing, to a cease and desist order requiring future compliance with certain provisions of the federal securities laws and regulations. The settlement does not require the Company to pay a monetary penalty and concludes the SEC’s investigation into these matters with respect to the Company.

Independent Investigation. The Audit Committee of the Beazer Homes Board of Directors has completed the Investigation of Beazer Homes’ mortgage origination business, including, among other things, investigating certain evidence that the Company’s subsidiary, Beazer Mortgage Corporation, violated U.S. Department of Housing and Urban Development (“HUD”) regulations and may have violated certain other laws and regulations in connection with certain of its mortgage origination activities. The Investigation also found evidence that employees of the Company’s Beazer Mortgage Corporation (“Beazer Mortgage”) subsidiary violated certain federal and/or state regulations, including U.S. Department of Housing and Urban Development (“HUD”) regulations. Areas of concern uncovered by the Investigation included our former practices in the areas of: down payment assistance program; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate. We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of September 30, 2008. In addition, the Investigation identified accounting and financial reporting errors and irregularities which resulted in the restatement of certain prior period consolidated financial statements which was included in our 2007 Form 10-K filed with the SEC on May 12, 2008.

Litigation

Securities Class Action. Beazer Homes and certain of our current and former officers (the “Individual Defendants”), as well as our Independent Registered Accounting Firm, are named as defendants in putative class action securities litigation pending in the United States District Court for the Northern District of Georgia. Three separate complaints were initially filed between March 29 and May 21, 2007. The cases were subsequently consolidated by the court and the court appointed Glickenhaus & Co. and Carpenters Pension Trust Fund for Northern California as lead plaintiffs. On June 27, 2008, lead plaintiffs filed an Amended and Consolidated Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”), which purports to assert claims on behalf of a class of persons and entities that purchased or acquired the securities of Beazer Homes during the period January 27, 2005 through May 12, 2008. The Consolidated Complaint asserts a claim against the defendants under Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder for allegedly making materially false and misleading statements regarding our business and prospects, including, among other things, alleged misrepresentations and omissions related to alleged improper lending practices in our mortgage origination business, alleged misrepresentations and omissions related to improper revenue recognition and other accounting improprieties and alleged misrepresentations and omissions concerning our land investments and inventory. The Consolidated Complaint also asserts claims against the Individual Defendants under Sections 20(a) and 20A of the Exchange Act. Lead plaintiffs seek a determination that the action is properly maintained as a class action, an unspecified amount of compensatory damages and costs and expenses, including attorneys’ fees. On November 3, 2008, the Company and the other defendants filed motions to dismiss the Consolidated Complaint. Briefing of the motion is expected to be completed in February 2009. The Company intends to vigorously defend against these actions. Given the inherent uncertainties in this litigation, as of September 30, 2008, no accrual has been recorded, as losses, if any, related to this matter are not both probable and estimable.

Derivative Shareholder Actions. Certain of Beazer Homes’ current and former officers and directors were named as defendants in a derivative shareholder suit filed on April 16, 2007 in the United States District Court for the Northern District of Georgia. The complaint also names Beazer Homes as a nominal defendant. The complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched. Plaintiffs seek an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. An additional lawsuit was filed subsequently on August 29, 2007 in the United States District Court for the Northern District of Georgia asserting similar factual allegations. The two Georgia derivative actions have been consolidated, and the plaintiffs have filed an amended, consolidated complaint. Additionally, on September 12, 2007, another derivative suit was filed in Delaware Chancery Court, and the plaintiffs filed an amended complaint in that Delaware action on October 26, 2007. The Delaware complaint, which raised similar factual and legal claims as those asserted by the plaintiffs in the Georgia derivative actions, has been dismissed. On November 21, 2008, the Company and the other defendants filed motions to dismiss the amended consolidated complaint. Briefing of the motion is expected to be completed in January 2009. The defendants intend to vigorously defend against these actions. Given the inherent uncertainties in this litigation, as of September 30, 2008, no accrual has been recorded, as losses, if any, related to this matter are not both probable and estimable.

ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (“ERISA”), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently on May 11, 2007, May 14, 2007, June 15, 2007 and July 27, 2007 in the United States District Court for the Northern District of Georgia making similar allegations. The court consolidated these five lawsuits, and on June 27, 2008, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Beazer Homes, our chief executive officer, certain current and former directors of the Company, including the members of the Compensation Committee of the Board of Directors, and certain employees of the Company who acted as members of the Company’s 401(k) Committee. On October 10, 2008, the Company and the other defendants filed a motion to dismiss the consolidated amended complaint. Briefing of the motion is expected to be completed in January 2009. The Company intends to vigorously defend against these actions. Given the inherent uncertainties in this litigation, as of September 30, 2008, no accrual has been recorded, as losses, if any, related to this matter are not both probable and estimable.

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

An additional putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (“RESPA”) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants moved to dismiss the Complaint on June 4, 2008. On July 25, 2008, in lieu of a response to the motion to dismiss, plaintiff filed an amended complaint. The Company has moved to dismiss the amended complaint and intends to vigorously defend against this action. Given the inherent uncertainties in this litigation, as of September 30, 2008, no accrual has been recorded, as losses, if any, related to this matter are not both probable and estimable.

Beazer Homes Corp. and Beazer Mortgage Corporation are also named defendants in a lawsuit filed on July 3, 2007, in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division, but remanded on April 23, 2008 to the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The complaint was filed on behalf of ten individual homeowners who purchased homes from Beazer in Mecklenburg County. The complaint alleges certain deceptive conduct by the defendants and brings various claims under North Carolina statutory and common law, including a claim for punitive damages. On June 27, 2008 a second amended complaint, which added two plaintiffs to the lawsuit, was filed. The case has been designated as “exceptional” pursuant to Rule 2.1 of the General Rules of Practice of the North Carolina Superior and District Courts and has been assigned to the docket of the North Carolina Business Court. The Company filed a motion to dismiss on July 30, 2008. On November 18, 2008, the plaintiffs filed a third amended complaint. The Company intends to vigorously defend against this action. Given the inherent uncertainties in this litigation, as of September 30, 2008, no accrual has been recorded, as losses, if any, related to this matter are not both probable and estimable.

Beazer Homes’ subsidiaries Beazer Homes Holdings Corp. and Beazer Mortgage Corporation were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The lawsuit was amended on June 2, 2008 and named as defendants Beazer Homes Holdings Corp., Beazer Homes USA, Inc., and Security Title Insurance Company. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999 to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court. On November 26, 2008, plaintiffs filed a Second Amended Complaint which substituted new named plaintiffs. The Company intends to vigorously defend against the action. Given the inherent uncertainties in this litigation, as of September 30, 2008, no accrual has been recorded, as losses, if any, related to this matter are not both probable and estimable.

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

We cannot predict or determine the timing or final outcome of the governmental investigations or the lawsuits or the effect that any adverse findings in the investigations or adverse determinations in the lawsuits may have on us. In addition, an estimate of possible loss or range of loss if any, cannot presently be made with respect to the above matters. While we are cooperating with the governmental investigations, developments, including the expansion of the scope of the investigations, could negatively impact us, could divert the efforts and attention of our management team from the operation of our business, and/or result in further departures of executives or other employees. An unfavorable determination resulting from any governmental investigation could result in the filing of criminal charges, payment of substantial criminal or civil fines, the imposition of injunctions on our conduct or the imposition of other penalties or consequences, including but not limited to the Company having to adjust, curtail or terminate the conduct of certain of our business operations. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and prospects. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the investigations and the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations.

Other Matters

In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of September 30, 2008, no monetary penalties had been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

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

We have accrued $17.9 million and $17.6 million in other liabilities related to these matters as of September 30, 2008 and 2007, respectively.

We had outstanding letters of credit and performance bonds of approximately $50.8 million and $384.1 million, respectively, at September 30, 2008 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $11.6 million relating to our land option contracts discussed in Note 4.

(14)	Segment Information

Historically, the Company reported the results of homebuilding operations in five reportable segments, West, Mid-Atlantic, Florida, Southeast and Other. In fiscal 2008, in response to the significant downturn in the industry, we performed a strategic review of our markets, product offerings, management structure and overhead expenditures. As a result, we refined our investment strategy to optimize capital and resource allocations which resulted in our decision to exit several markets and consolidate several other markets. As a result of this strategic review and the resulting management and operational realignment into three active regions, we reconsidered the aggregation of our operating segments under SFAS 131. We now consolidate the five previously reported homebuilding segments into four homebuilding segments. This change in segment reporting had no impact on the Company’s consolidated balance sheets, statements of operations, cash flows or changes in stockholders’ equity for any periods. Prior period segment information has been adjusted to reflect the change in segment reporting.

As defined in SFAS 131, Disclosures About Segments of an Enterprise and Related Information, we now have four homebuilding segments operating in 17 states and one financial services segment. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues in our financial services segment are derived primarily from title services provided predominantly to customers of our homebuilding operations. Our reportable segments, described below, have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations in accordance with SFAS 131. The reportable homebuilding segments, and all other homebuilding operations not required to be reported separately, include operations conducting business in the following states:

West: Arizona, California, Nevada, New Mexico and Texas
East: Delaware, Indiana, Maryland, New Jersey, New York, North Carolina (Raleigh), Pennsylvania, Tennessee (Nashville) and Virginia
Southeast: Florida, Georgia and South Carolina
Other Homebuilding: Charlotte, North Carolina, Colorado, Columbia, South Carolina, Fresno, California, Kentucky, Ohio, and Memphis, Tennessee

Our Other Homebuilding segment includes those markets that we have decided to exit. These operations will be reported as discontinued operations upon cessation of all activities in these markets.

Management’s evaluation of segment performance is based on segment operating income, which for our homebuilding segments is defined as homebuilding and land sale revenues less home construction, land development and land sales expense, depreciation and amortization and certain selling, general and administrative expenses which are incurred by or allocated to our homebuilding segments. Segment operating income for our Financial Services segment is defined as revenues less costs associated with our title operations and certain selling, general and administrative expenses incurred by or allocated to the Financial Services segment. The accounting policies of our segments are those described in Note 1. The following information is in thousands:

	Fiscal Year Ended September 30,
	2008	2007	2006

Revenue
West	$674,103	$1,321,870	$2,049,583
East	780,380	889,597	1,444,201
Southeast	354,837	817,453	1,181,192
Other homebuilding	260,785	429,737	635,262
Financial Services	4,193	8,068	11,464

Consolidated total	$2,074,298	$3,466,725	$5,321,702

	Fiscal Year Ended September 30,
	2008	2007	2006

Operating (loss) income
West	$(140,989)	$(229,121)	$268,360
East	(63,913)	(66,725)	217,340
Southeast	(109,675)	(19,921)	197,045
Other homebuilding	(127,355)	(55,111)	(14,744)
Financial Services	1,681	4,696	6,975

Segment operating loss	(440,251)	(366,182)	674,976

Corporate and unallocated (a)	(307,527)	(238,322)	(105,903)

Total operating loss	(747,778)	(604,504)	569,073

Equity in (loss) income of unconsolidated joint ventures	(81,314)	(35,154)	1,343
Other (expense) income, net	(36,992)	7,499	2,450

(Loss) income before income taxes	$(866,084)	$(632,159)	$572,866

	Fiscal Year Ended September 30,
	2008	2007	2006

Depreciation and amortization
West	$8,832	$13,196	$18,535
East	8,103	7,075	9,027
Southeast	3,187	3,915	4,945
Other homebuilding	2,836	4,932	5,329
Financial Services	29	30	36

Segment total	22,987	29,148	37,872

Corporate and unallocated (a)	4,557	4,028	4,127

Consolidated total	$27,544	$33,176	$41,999

	September 30,	September 30,
	2008	2007

Assets (b)
West	$779,863	$1,044,236
East	507,412	766,795
Southeast	225,125	454,797
Other homebuilding	64,123	336,240
Financial Services	38,156	36,035
Corporate and unallocated (c)	1,024,681	1,279,017
Discontinued operations	2,439	12,901

Consolidated total	$2,641,799	$3,930,021

a.	Corporate and unallocated includes the amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. Fiscal 2008, 2007 and fiscal 2006 include reductions of

$2.5 million, $23.8 million and $21.7 million, respectively, in the accrual and costs related to construction defect claims for moisture intrusion in Indiana (see Note 13). Fiscal 2008 and 2007 also include $31.8 million and $10.8 million, respectively, of investigation-related costs (an additional $6.4 million was incurred in fiscal 2007 related to Beazer Mortgage and is recorded in our discontinued operations). Fiscal 2008 and 2007 include $52.5 million and $52.8 million of non-cash goodwill impairment charges to write-off all of the goodwill allocated to certain underperforming markets (see Note 1). There was no change in goodwill during fiscal 2006.

b.	Segment assets as of both September 30, 2008 and 2007 include goodwill assigned from prior acquisitions. See Note 1 for goodwill by segment as of September 30, 2008 and 2007.

c.	Primarily consists of cash and cash equivalents, consolidated inventory not owned, income tax receivable, deferred taxes, and capitalized interest and other corporate items that are not allocated to the segments.

(15)	Discontinued Operations

On February 1, 2008, the Company determined that it would discontinue its mortgage origination services through Beazer Mortgage Corporation (“BMC”). In February 2008, the Company entered into a new marketing services arrangement with Countrywide Financial Corporation (“Countrywide”), whereby the Company would market Countrywide as the preferred mortgage provider to its customers. In addition, during fiscal 2008, the Company wrote off its entire $7.1 million investment in Homebuilders Financial Network LLC (“HFN”). This writeoff is included in equity in loss of unconsolidated joint ventures in the accompanying consolidated statements of operations. HFN was a joint venture investment which was established to provide loan processing services to mortgage originators. The Company assigned its ownership interest to its joint venture partner. The Company’s joint venture interest in HFN was not owned by Beazer Mortgage Corporation and, therefore, the associated write-off is not included in the discontinued operations information presented below.

The Company has classified the results of operations of BMC, previously included in our Financial Services segment, as discontinued operations in the accompanying consolidated statements of operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). As of September 30, 2008, substantially all BMC operating activities have ceased. Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of operations.

The results of the BMC operations classified as discontinued operations in the consolidated statements of operations for the fiscal years ended September 30, 2008, 2007 and 2006 were as follows ($ in thousands):

	Fiscal Year Ended September 30,
	2008	2007	2006

Total revenue	$3,842	$24,094	$34,802
Exit and disposal charges of mortgage origination business	761	-	-
(Loss) income from discontinued operations before income taxes	(1,065)	(1,121)	10,391
(Benefit from) provision for income taxes	(401)	(429)	3,820
(Loss) income from discontinued operations, net of tax	$(664)	$(692)	$6,571

The income (loss) from discontinued operations for the fiscal year ended September 30, 2008, included approximately $0.8 million of charges directly related to the cessation of BMC operating activities. These charges consist of approximately $413,000 for severance and termination benefits and approximately $348,000 for other expenses directly related to the liquidation. Fiscal 2008 net loss includes $2.3 million of pretax income related to a settlement with a third-party service provider.

Assets and liabilities from discontinued operations at September 30, 2008 and 2007, which entirely relates to BMC, consist of the following (in thousands):

	2008	2007

ASSETS
Cash and cash equivalents	$-	$9,700
Accounts receivable	2,305	1,038
Residential mortgage loans available-for-sale	94	781
Other	40	1,382

Assets of discontinued operations	$2,439	$12,901

LIABILITIES
Trade accounts payable and other liabilities	$360	$4,958

Liabilities of discontinued operations	$360	$4,958

(16)	Supplemental Guarantor Information

As discussed in Note 7, our obligations to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of our subsidiaries. Effective with the 2008 amendments discussed in Note 7, Beazer Mortgage is a guarantor of our Senior Notes. As a result, Beazer Mortgage has been included as a guarantor subsidiary for all periods presented. Certain of our title, warranty and immaterial subsidiaries do not guarantee our Senior Notes or our Secured Revolving Credit Facility. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. We have determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

Beazer Homes USA, Inc.

Consolidating Balance Sheet Information

September 30, 2008

(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
ASSETS
Cash and cash equivalents	$575,856	$14,806	$5	$(6,333)	$584,334
Restricted cash	-	297	-	-	297
Accounts receivable, net	-	46,504	51	-	46,555
Income tax receivable	173,500	-	-	-	173,500
Owned inventory	-	1,545,006	-	-	1,545,006
Consolidated inventory not owned	-	106,655	-	-	106,655
Residential mortgage loans available-for-sale	-	94	-	-	94
Investments in unconsolidated joint ventures	3,093	29,972	-	-	33,065
Deferred tax assets, net	20,216	-	-	-	20,216
Property, plant and equipment, net	-	39,822	-	-	39,822
Goodwill	-	16,143	-	-	16,143
Investments in subsidiaries	393,783	-	-	(393,783)	-
Intercompany	979,646	(989,138)	3,159	6,333	-
Other assets	35,701	33,424	6,987	-	76,112

Total assets	$2,181,795	$843,585	$10,202	$(393,783)	$2,641,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$-	$90,371	$-	$-	$90,371
Other liabilities	108,975	243,010	6,607	-	358,592
Intercompany	1,210	-	(1,210)	-	-
Obligations related to consolidated inventory not owned	-	70,608	-	-	70,608
Senior notes (net of discounts of $2,565)	1,522,435	-	-	-	1,522,435
Junior subordinated notes	103,093	-	-	-	103,093
Other notes payable	-	50,618	-	-	50,618
Model home financing obligations	71,231	-	-	-	71,231

Total liabilities	1,806,944	454,607	5,397	-	2,266,948

Stockholders’ equity	374,851	388,978	4,805	(393,783)	374,851

Total liabilities and stockholders’ equity	$2,181,795	$843,585	$10,202	$(393,783)	$2,641,799

Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
September 30, 2007
(in thousands)

					Consolidated
	Beazer		Other		Beazer
	Homes	Guarantor	Non-Guarantor	Consolidating	Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
ASSETS
Cash and cash equivalents	$447,296	$9,700	$1,559	$(4,218)	$454,337
Restricted cash	-	5,171	-	-	5,171
Accounts receivable, net	-	45,487	14	-	45,501
Income tax receivable	63,981	-	-	-	63,981
Owned inventory	-	2,537,791	-	-	2,537,791
Consolidated inventory not owned	-	237,382	-	-	237,382
Residential mortgage loans available-for-sale	-	781	-	-	781
Investments in unconsolidated joint ventures	3,093	106,050	-	-	109,143
Deferred tax assets, net	232,537	412	-	-	232,949
Property, plant and equipment, net	-	71,680	2	-	71,682
Goodwill	-	68,613	-	-	68,613
Investments in subsidiaries	1,397,158	-	-	(1,397,158)	-
Intercompany	956,941	(988,802)	6,729	25,132	-
Other assets	19,650	76,081	6,959	-	102,690

Total assets	$3,120,656	$2,170,346	$15,263	$(1,376,244)	$3,930,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$-	$118,030	$-	$-	$118,030
Other liabilities	60,419	377,008	7,657	8,005	453,089
Intercompany	(2,661)	-	2,661	-	-
Obligations related to consolidated inventory not owned	-	177,931	-	-	177,931
Senior Notes (net of discounts of $3,033)	1,521,967	-	-	-	1,521,967
Junior subordinated notes	103,093	-	-	-	103,093
Other secured notes payable	-	118,073	-	-	118,073
Model home financing obligations	114,116	-	-	-	114,116

Total liabilities	1,796,934	791,042	10,318	8,005	2,606,299

Stockholders’ equity	1,323,722	1,379,304	4,945	(1,384,249)	1,323,722

Total liabilities and stockholders’ equity	$3,120,656	$2,170,346	$15,263	$(1,376,244)	$3,930,021

Beazer Homes USA, Inc.
Consolidating Statement of Operations Information
Fiscal Year Ended September 30, 2008
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
Total revenue	$-	$2,073,644	$654	$-	$2,074,298
Home construction and land sales expenses	112,262	1,774,249	-	-	1,886,511
Inventory impairments and option contract abandonments	13,795	496,833	-	-	510,628

Gross (loss) profit	(126,057)	(197,438)	654	-	(322,841)
Selling, general and administrative expenses	-	344,658	265	-	344,923
Depreciation and amortization	-	27,544	-	-	27,544
Goodwill impairment	-	52,470	-	-	52,470

Operating (loss) income	(126,057)	(622,110)	389	-	(747,778)
Equity in (loss) of unconsolidated joint ventures	-	(81,314)	-	-	(81,314)
Other (expense) income, net	(55,185)	17,954	239	-	(36,992)

(Loss) income before income taxes	(181,242)	(685,470)	628	-	(866,084)
(Benefit from) provision for income taxes	(67,567)	152,511	220	-	85,164
Equity in loss of subsidiaries	(837,573)	-	-	837,573	-

Net (loss) income from continuing operations	(951,248)	(837,981)	408	837,573	(951,248)
Net loss from discontinued operations	-	(664)	-	-	(664)
Equity in loss of subsidiaries	(664)	-	-	664	-

Net (loss) income	$(951,912)	$(838,645)	$408	$838,237	$(951,912)

Beazer Homes USA, Inc.
Consolidating Statement of Operations Information
Fiscal Year Ended September 30, 2007
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
Total revenue	$-	$3,464,800	$1,925	$-	$3,466,725
Home construction and land sales expenses	148,444	2,832,130	-	(20,914)	2,959,660
Inventory impairments and option contract abandonments	-	611,864	-	-	611,864

Gross (loss) profit	(148,444)	20,806	1,925	20,914	(104,799)
Selling, general and administrative expenses	-	412,759	1,015	-	413,774
Depreciation and amortization	-	33,176	-	-	33,176
Goodwill impairment	-	52,755	-	-	52,755

Operating (loss) income	(148,444)	(477,884)	910	20,914	(604,504)
Equity in (loss) of unconsolidated joint ventures	-	(35,154)	-	-	(35,154)
Other income, net	-	7,320	179	-	7,499

(Loss) income before income taxes	(148,444)	(505,718)	1,089	20,914	(632,159)
(Benefit from) provision for income taxes	(56,820)	(173,380)	417	8,005	(221,778)
Equity in loss of subsidiaries	(318,757)	-	-	318,757	-

Net (loss) income from continuing operations	(410,381)	(332,338)	672	331,666	(410,381)
Net loss from discontinued operations	-	(692)	-	-	(692)
Equity in loss of subsidiaries	(692)	-	-	692	-

Net (loss) income	$(411,073)	$(333,030)	$672	$332,358	$(411,073)

Beazer Homes USA, Inc.
Consolidating Statement of Operations Information
Fiscal Year Ended September 30, 2006
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
Total revenue	$-	$5,318,829	$2,873	$-	$5,321,702
Home construction and land sales expenses	124,162	3,984,825	-	(28,188)	4,080,799
Inventory impairments and option contract abandonments	-	44,175	-	-	44,175

Gross (loss) profit	(124,162)	1,289,829	2,873	28,188	1,196,728
Selling, general and administrative expenses	-	584,911	745	-	585,656
Depreciation and amortization	-	41,999	-	-	41,999

Operating (loss) income	(124,162)	662,919	2,128	28,188	569,073
Equity in (income) of unconsolidated joint ventures	-	1,343	-	-	1,343
Other income, net		2,284	166	-	2,450

(Loss) income before income taxes	(124,162)	666,546	2,294	28,188	572,866
(Benefit from) provision for income taxes	(45,646)	245,041	843	10,363	210,601
Equity in income of subsidiaries	440,781	-	-	(440,781)	-

Net income from continuing operations	362,265	421,505	1,451	(422,956)	362,265
Net income from discontinued operations	-	6,571	-	-	6,571
Equity in income of subsidiaries	6,571	-	-	(6,571)	-

Net income	$368,836	$428,076	$1,451	$(429,527)	$368,836

Beazer Homes USA, Inc.
Consolidating Statement of Cash Flow Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
Fiscal Year Ended September 30, 2008	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
Net cash provided by/(used in) operating activities	$51,886	$264,388	$(707)	$-	$315,567

Cash flows from investing activities:
Capital expenditures	-	(10,568)	2	-	(10,566)
Investments in unconsolidated joint ventures	-	(13,758)	-	-	(13,758)
Changes in restricted cash	-	4,874	-	-	4,874
Distributions from unconsolidated joint ventures	-	1,050	-	-	1,050

Net cash (used in) provided by investing activities	-	(18,402)	2	-	(18,400)

Cash flows from financing activities:
Repayment of other secured notes payable	-	(100,740)	-	-	(100,740)
Repayment of model home financing obligations	(42,885)	-	-	-	(42,885)
Debt issuance costs	(22,335)	-	-	-	(22,335)
Common stock redeemed	(52)	-	-	-	(52)
Tax benefit from stock transactions	(1,158)	-	-	-	(1,158)
Advances to/from subsidiaries	143,104	(140,140)	(849)	(2,115)	-

Net cash provided by (used in) financing activities	76,674	(240,880)	(849)	(2,115)	(167,170)

Increase/(decrease) in cash and cash equivalents	128,560	5,106	(1,554)	(2,115)	129,997
Cash and cash equivalents at beginning of period	447,296	9,700	1,559	(4,218)	454,337

Cash and cash equivalents at end of period	$575,856	$14,806	$5	$(6,333)	$584,334

Beazer Homes USA, Inc.
Consolidating Statements of Cash Flow Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
For the Fiscal Year Ended September 30, 2007	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
Net cash (used in)/provided by operating activities	$(329,882)	$838,486	$767	$-	$509,371

Cash flows from investing activities:
Capital expenditures	-	(29,474)	-	-	(29,474)
Investments in unconsolidated joint ventures	-	(24,505)	-	-	(24,505)
Changes in restricted cash	-	(298)	-	-	(298)
Distributions from and proceeds from sale of unconsolidated joint ventures	-	2,229	-	-	2,229

Net cash used in investing activities	-	(52,048)	-	-	(52,048)

Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	-	169,888	-	-	169,888
Repayment of credit facilities and warehouse line	-	(264,769)	-	-	(264,769)
Repayment of other secured notes payable	-	(31,139)	-	-	(31,139)
Repurchase of senior notes	(30,413)	-	-	-	(30,413)
Borrowings under model home financing obligations	5,919	-	-	-	5,919
Repayment of model home financing obligations	(8,882)	-	-	-	(8,882)
Debt issuance costs	(1,935)	(324)	-	-	(2,259)
Proceeds from stock option exercises	4,422	-	-	-	4,422
Common stock redeemed	(348)	-	-	-	(348)
Tax benefit from stock transactions	2,635	-	-	-	2,635
Dividends paid	(15,610)	-	-	-	(15,610)
Advances to/from subsidiaries	566,475	(661,058)	(37)	94,620	-

Net cash provided by (used in) financing activities	522,263	(787,402)	(37)	94,620	(170,556)

Increase/(decrease) in cash and cash equivalents	192,381	(964)	730	94,620	286,767
Cash and cash equivalents at beginning of period	254,915	10,664	829	(98,838)	167,570

Cash and cash equivalents at end of period	$447,296	$9,700	$1,559	$(4,218)	$454,337

For the fiscal year ended September 30, 2006
Net cash (used in) provided by operating activities	$(95,117)	$(284,416)	$1,537	$-	$(377,996)

Cash flows from investing activities:
Capital expenditures	-	(55,086)	(2)	-	(55,088)
Investments in unconsolidated joint ventures	(3,093)	(46,365)	-	-	(49,458)
Changes in restricted cash	-	(4,873)	-	-	(4,873)
Distributions from and proceeds from sale of unconsolidated joint ventures	-	4,655	-	-	4,655

Net cash used in investing activities	(3,093)	(101,669)	(2)	-	(104,764)

Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	1,634,100	303,428	-	-	1,937,528
Repayment of credit facilities and warehouse line	(1,634,100)	(208,547)	-	-	(1,842,647)
Repayment of other secured notes payable	-	(20,934)	-	-	(20,934)
Borrowings under senior notes	275,000	-	-	-	275,000
Borrowings under junior subordinated notes	103,093	-	-	-	103,093
Borrowings under model home financing obligations	117,365	-	-	-	117,365
Repayment of model home financing obligations	(286)	-	-	-	(286)
Debt issuance costs	(6,274)	(932)	-	-	(7,206)
Proceeds from stock option exercises	7,298	-	-	-	7,298
Common stock redeemed	(2,624)	-	-	-	(2,624)
Treasury stock purchases	(205,416)	-	-	-	(205,416)
Tax benefit from stock transactions	8,205	-	-	-	8,205
Dividends paid	(16,144)	-	-	-	(16,144)
Advances to/from subsidiaries	(313,515)	323,504	(1,097)	(8,892)	-

Net cash (used in)/provided by financing activities	(33,298)	396,519	(1,097)	(8,892)	353,232

(Decrease)/increase in cash and cash equivalents	(131,508)	10,434	438	(8,892)	(129,528)
Cash and cash equivalents at beginning of period	386,423	230	391	(89,946)	297,098

Cash and cash equivalents at end of period	$254,915	$10,664	$829	$(98,838)	$167,570

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beazer Homes USA, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” on October 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 1, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
December 1, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.:
Atlanta, Georgia

We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008 and our report dated December 1, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” on October 1, 2007.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
December 1, 2008

Quarterly Financial Data

Summarized quarterly financial information (unaudited):

	Quarter Ended
	December 31	March 31	June 30	September 30

Fiscal 2008
Total revenue	$500,654	$405,417	$455,578	$712,649
Gross loss (a)	(104,174)	(161,867)	(47,416)	(9,384)
Goodwill impairment (b)	-	48,105	4,365	-
Operating loss	(198,314)	(290,215)	(141,344)	(117,905)
Net loss from continuing operations	(137,661)	(228,723)	(109,694)	(475,170)
Basic EPS from continuing operations	$(3.57)	$(5.93)	$(2.85)	$(12.32)
Diluted EPS from continuing operations	$(3.57)	$(5.93)	$(2.85)	$(12.32)

Fiscal 2007
Total revenue	$795,988	$823,604	$753,456	$1,093,677
Gross (loss) profit (a)	(12,924)	11,706	(48,277)	(55,304)
Goodwill impairment (b)	-	-	29,752	23,003
Operating loss	(129,762)	(92,517)	(182,129)	(200,096)
Net loss from continuing operations	(81,388)	(58,071)	(118,930)	(151,992)
Basic EPS from continuing operations	$(2.13)	$(1.51)	$(3.09)	$(3.95)
Diluted EPS from continuing operations	$(2.13)	$(1.51)	$(3.09)	$(3.95)

(a)	Gross (loss) profit in fiscal 2008 and 2007 includes inventory impairment and option contract abandonments as follows:

(In thousands)	Fiscal 2008	Fiscal 2007

1st Quarter	$168,512	$140,367
2nd Quarter	187,860	105,245
3rd Quarter	95,482	154,244
4th Quarter	58,774	212,008

	$510,628	$611,864

(b)	In fiscal 2008, the Company recognized non-cash goodwill impairment charges to write off all of the goodwill allocated to our Arizona, Colorado, New Jersey, Southern California and Virginia reporting units. In fiscal 2007, the Company recognized non-cash goodwill impairment charges to write off all of the goodwill allocated to certain reporting units in Florida, Nevada, Northern California, North Carolina and South Carolina.

(c)	Net loss from continuing operations for the fourth quarter of fiscal 2008 includes the impact of our $398.6 million valuation allowance charge for substantially all of our deferred tax assets.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Act), as of the end of period covered by this report. Management concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective.

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

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, utilizing the criteria described in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of September 30, 2008. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of September 30, 2008. The effectiveness of our internal control over financial reporting as of September 30, 2008 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

Background
As previously disclosed in our Annual Report on Form 10-K for fiscal year ended September 30, 2007, in April 2007, the Audit Committee of the Board of Directors initiated an independent investigation of our mortgage origination business through independent legal counsel and independent forensic accountants. During the course of this investigation, the Audit Committee determined that our mortgage origination practices related to certain loans in prior periods violated certain applicable federal and/or state origination requirements. In addition, the Audit Committee also discovered accounting and financial reporting errors and/or irregularities. The investigation was completed in fiscal 2008. As a result of the findings identified in that investigation, as well as certain matters identified in additional reviews and procedures performed by management, our assessment of our internal control over financial reporting as of September 30, 2007 identified certain material weaknesses in our internal control over financial reporting as of that date. Specifically, we identified material weaknesses in our control environment related to (1) Code of Conduct Violations, (2) Compliance with Laws and Regulations, (3) Segregation of Duties, and (4) Management Override and Collusion, and a material weakness in our Accounting Policies, Procedures, and Controls related to the application of GAAP in accounting for certain estimates involving significant management judgments. These material weaknesses resulted in the restatement of our annual financial statements for fiscal years 1998-2006 and our quarterly financial statements for the quarters ended December 31, 2006 and March 31, 2007.

During fiscal 2008, management was actively engaged in the implementation of remediation efforts to address the material weaknesses as described above that were identified as of September 30, 2007. Those remediation efforts were designed both to address the identified material weaknesses and to enhance our overall financial control environment. Management’s plan to remediate those material weaknesses was described in detail in our Annual Report on Form 10-K for fiscal 2007. We completed the implementation and testing of changes in internal control over financial reporting during the fourth quarter of fiscal 2008 resulting from the execution of the plan.

We implemented the following controls and took the following actions to remediate the material weaknesses related to our control environment:

•	We appointed a Compliance Officer in November 2007. The Compliance Officer is responsible for implementing and overseeing the Company’s enhanced Compliance Program. The Compliance Officer has oversight responsibility for compliance practices across the organization and will implement programs designed to foster compliance with all laws, rules, and regulations as well as Company policies and procedures.
•	We revised, adopted, disclosed, and distributed an amended Code of Business Conduct and Ethics in March 2008. In addition, a comprehensive set of “Interpretive Guidelines” was developed and implemented in conjunction with the amended Code of Business Conduct and Ethics. These guidelines are intended to assist employees with understanding the requirements of the Code of Business Conduct and Ethics by setting out specific examples of potential business situations. Both the Code and the Guidelines highlight the existence of multiple lines of communication for employees to report concerns which include: their immediate supervisor, any member of management, any local or corporate officer, local or Corporate Human Resources, the Compliance Officer, the Head of Audit and Controls, the Legal Department, the Chair of the Nominating and Corporate Governance Committee of the Board of Directors or through the Ethics Hotline.
•	We transferred the administration of our Ethics Hotline from officers of the Company to an independent third party company in March 2008. Complaints are reported directly to the independent third party, whether via the toll-free Ethics Hotline or via an on-line form. In addition to other things, the transfer of administration of the Ethics Hotline is intended to help ensure that all employees understand that there is an independent, confidential, and if the employee chooses, anonymous method of reporting ethics concerns, including those related to accounting, financial reporting or other irregularities. An “Awareness Campaign” was launched to introduce all employees to the new Ethics Hotline process and to encourage reporting of all concerns.
•	We launched a comprehensive training program in April 2008 that emphasizes adherence to and the vital importance of the Company’s Code of Business Conduct and Ethics. Every employee in the Company completed the training program which was developed by an outside company that specializes in ethics and other employee training programs.
•	We withdrew from the mortgage business and voluntarily discontinued accepting mortgage applications in February 2008. Prior to our withdrawal from the mortgage business, we terminated certain employees from our mortgage subsidiary who we concluded violated certain HUD regulations.
•	We terminated the Company’s former Chief Accounting Officer and took appropriate action, including the termination of employment, against other business unit employees who violated the Company’s Code of Business Conduct and Ethics Policy.

The Company implemented the following controls and took the following actions to remediate the material weakness related to our accounting policy, procedures and controls:

•	We hired a new, experienced Chief Accounting Officer in February 2008. The new Chief Accounting Officer has significant experience in the homebuilding industry.
•	We reorganized our field operations to concentrate certain accounting, accounts payable, billing, and purchasing functions into Regional Accounting Centers, and we have and will continue to implement new controls and procedures. This centralization is designed to create a greater degree of control and consistency in financial reporting practices and enable trend analyses across business units.

•	We created the position of Regional CFOs within the Regional Accounting Center finance function to minimize the lack of segregation of duties in our prior structure that placed overly concentrated control with the Corporate Chief Accounting Officer. The Regional CFOs play a critical role in ensuring the integrity of financial information prior to submission to the Corporate office and enable these employees to assess data and identify trends across multiple markets. The risks of override and collusion have also been minimized as these positions have a much wider span of control and authority.
•	We streamlined the responsibilities of business unit financial Controllers to eliminate certain previously held responsibilities related to Budgeting & Forecasting and Land Management, Controllers are now specifically responsible solely for financial reporting, which we believe will foster a more thorough and targeted review of financial statements.
•	We allocated additional resources within our Audit and Controls department to the review of financial reporting policies, process, controls, and risks. The Audit and Controls department has also developed and implemented additional review procedures specifically focused on period-end reporting validation.
•	We have implemented the following policies and practices related to estimates involving significant management judgments:

–	House construction cost accruals are now cleared at consistent intervals after the house has closed with the customer.

–	Warranty reserves are now consistent across business units according to a routine calculation based on historical trends.

–	Several system applications were developed during the restatement process to identify transactions requiring adjustment. These tools were designed so that they can, and are being, used prospectively to monitor several of the specific areas which required restatement.

•	The Chief Accounting Officer and Regional CFOs have taken the following additional actions during the fourth quarter of fiscal 2008:

–	Conducted reviews of accounting processes to incorporate technology improvements to strengthen the design and operation of controls;

–	Formalized the process, analytics, and documentation around the monthly analysis of actual results against budgets and forecasts conducted within the accounting and finance departments;

–	Improved quality control reviews within the accounting function to ensure account analyses and reconciliations are completed accurately, timely, and with proper management review;

–	Formalized and expanded the documentation of the Company’s procedures for review and oversight of financial reporting.

•	We developed, and/or clarified, during the fourth quarter of fiscal 2008 existing accounting policies and internal controls related to estimates involving significant management judgments, as well as other financial reporting areas. The new policies and internal controls focus on ensuring appropriate review and approval, defining minimum documentation requirements, establishing objective guidelines to minimize the degree of judgment in the determination of certain accruals, enforcing consistent reporting practices, and enabling effective account reconciliation, trend analyses, and exception reporting capabilities.

Our efforts to remediate the identified material weaknesses and to enhance our overall control environment have been regularly reviewed with, and monitored by, our Audit Committee. We believe the remediation measures described above have been successful in the remediation of the material weaknesses previously identified and have further strengthened and enhanced our internal control over financial reporting. Management is committed to maintaining a strong control environment, high ethical standards, and financial reporting integrity. In that regard, management will continue to improve, strengthen, and enhance our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. Furthermore, we have enhanced our control monitoring processes so that we can better assess on an ongoing basis the continuing effectiveness of the remediation and other control enhancement measures we have implemented.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our proxy statement for our 2009 annual meeting of stockholders, which is expected to be filed on or before December 31, 2008.

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

The information required by this item is incorporated by reference to our proxy statement for our 2009 annual meeting of stockholders, which is expected to be filed on or before December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2009 annual meeting of stockholders, which is expected to be filed on or before December 31, 2008.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our proxy statement for our 2009 annual meeting of stockholders, which is expected to be filed on or before December 31, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our proxy statement for our 2009 annual meeting of stockholders, which is expected to be filed on or before December 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K.

(a)     1. Financial Statements

2.	Financial Statement Schedules

None required.

3.	Exhibits

Exhibit
Number		Exhibit Description

3.1	--	Amended and Restated Certificate of Incorporation of the Company
3.2	--	Third Amended and Restated Bylaws of the Company – incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 1, 2008 (File No. 001-12822)
4.1	--	Indenture dated as of May 21, 2001 among the Company and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 5/8% Senior Notes due 2011 – incorporated herein by reference to Exhibit 4.4 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)
4.2	--	Supplemental Indenture (8 5/8% Notes) dated as of May 21, 2001 among the Company, its subsidiaries party thereto and U.S. Bank Trust National Association, as trustee – incorporated herein by reference to Exhibit 4.5 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)
4.3	--	Form of 8 5/8% Senior Notes due 2011 – incorporated herein by reference to Exhibit 4.6 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)
4.4	--	Specimen of Common Stock Certificate – incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 initially filed on December 6, 1993
4.5	--	Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 3/8% Senior Notes due 2012 – incorporated herein by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-4 filed on July 16, 2002

4.6	--	First Supplemental Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 3/8% Senior Notes due 2012 – incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-4 filed on July 16, 2002
4.7	--	Form of 8 3/8% Senior Notes due 2012 – incorporated herein by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-4 filed on July 16, 2002
4.8	--	Second Supplemental Indenture dated as of November 13, 2003 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 6 1/2% Senior Notes due 2013 – incorporated herein by reference to Exhibit 4.11 of the Company’s Form 10-K for the year ended September 30, 2003 (File No. 001-12822)
4.9	--	Form of 6 1/2% Senior Notes due 2013 – incorporated herein by reference to Exhibit 4.12 of the Company’s Form 10-K for the year ended September 30, 2003 (File No. 001-12822)
4.10	--	Indenture dated as of June 8, 2004 among Beazer, the Guarantors party thereto and SunTrust Bank, as trustee, related to the 4 5/8% Convertible Senior Notes due 2024 – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12822)
4.11	--	Form of 4 5/8% Convertible Senior Notes due 2024 – incorporated herein by reference to Exhibit 4.2 of the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12822)
4.12	--	Form of 6 7/8% Senior Notes due 2015 – incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 13, 2005
4.13	--	Form of Fifth Supplemental Indenture, dated as of June 8, 2005, by and among Beazer, the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 13, 2005
4.14	--	Sixth Supplemental Indenture, dated as of January 9, 2006, to the Trust Indenture dated as of May 21, 2001 – incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K filed on January 17, 2006 (File No. 001-12822)
4.15	--	Seventh Supplement Indenture, dated as of January 9, 2006, to the Trust Indenture dated as of April 17, 2002 – incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K filed on January 17, 2006 (File No. 001-12822)
4.16	--	Form of Senior Note due 2016 – incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 8, 2006 (File No. 001-12822)
4.17	--	Form of Eighth Supplemental Indenture, dated June 6, 2006, by and among Beazer Homes USA, Inc., the guarantors named therein and UBS Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities, Inc., Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc., BNP Paribas Securities Corp. and Greenwich Capital Markets – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 8, 2006 (File No. 001-12822)
4.18	--	Form of Junior Subordinated indenture between Beazer Homes USA, Inc., JPMorgan Chase Bank, National Association, dated June 15, 2006 – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 21, 2006 (File No. 001-12822)
4.19	--	Form of the Amended and Restated Trust Agreement among Beazer Homes USA, Inc., JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and certain individuals named therein as Administrative Trustees, dated June 15, 2006 – incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 21, 2006 (File No. 001-12822)
4.20	--	Seventh Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture, dated May 21, 2001, among the Company, US Bank National Association, as trustee, and the subsidiary guarantors party thereto – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 30, 2007 (File No. 001-12822)

4.21	--	Ninth Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture, dated April 17, 2002, among the Company, US Bank National Association, as trustee, and the subsidiary guarantors party thereto – incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 30, 2007 (File No. 001-12822)
4.22	--	Third Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture, dated June 8, 2004, among the Company, SunTrust Bank, as trustee, and the subsidiary guarantors party thereto — incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed on October 30, 2007 (File No. 001-12822)
10.1*	--	Amended and Restated 1994 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-K for the year ended September 30, 2005 (File No. 001-12822)
10.2*	--	Non-Employee Director Stock Option Plan – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)
10.3*	--	Amended and Restated 1999 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 8, 2008 (File No. 001-12822)
10.4*	--	2005 Value Created Incentive Plan – incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.5*	--	Second Amended and Restated Corporate Management Stock Purchase Program – incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-K for the year ended September 30, 2007 (File No. 001-12822)
10.6*	--	Customer Survey Incentive Plan – incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.7*	--	Director Stock Purchase Program – incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.8*	--	Form of Stock Option and Restricted Stock Award Agreement – incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.9*	--	Form of Stock Option Award Agreement – incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.10*	--	Amended and Restated Employment Agreement of Ian J. McCarthy dated as of September 1, 2004 – incorporated herein by reference to Exhibit 10.01 of the Company’s Form 8-K filed on September 1, 2004 (File No. 001-12822)
10.11*	--	First Amendment to Amended and Restated Employment Agreement of Ian J. McCarthy dated as of February 3, 2006 – incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)
10.12*	--	Amended and Restated Employment Agreement of Michael H. Furlow dated as of September 1, 2004 – incorporated herein by reference to Exhibit 10.02 of the Company’s Form 8-K filed on September 1, 2004 (File No. 001-12822)
10.13*	--	First Amendment to Amended and Restated Employment Agreement of Michael H. Furlow dated as of February 3, 2006 – incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)
10.14*	--	Employment Agreement effective May 1, 2007 for Allan P. Merrill – incorporated herein by reference to Exhibit 10.01 of the Company’s Form 8-K filed on April 24, 2007 (File No. 001-12822)
10.15*	--	Amended and Restated Supplemental Employment Agreement of Ian J. McCarthy dated as of February 3, 2006 – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)
10.16*	--	Amended and Restated Supplemental Employment Agreement of Michael H. Furlow dated as of February 3, 2006 – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)

10.17*	--	Change of Control Employment Agreement effective May 1, 2007 for Allan P. Merrill – incorporated herein by reference to Exhibit 10.02 of the Company’s Form 8-K filed on April 24, 2007 (File No. 001-12822)
10.18*	--	Form of Performance Shares Award Agreement dated as of February 2, 2006 – incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)
10.19*	--	Form of Award Agreement dated as of February 2, 2006 – incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)
10.20*	--	2005 Executive Value Created Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 9, 2005 (File No. 001-12822)
10.21*	--	Form of Indemnification Agreement – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 1, 2008 (File No. 001-12822)
10.22	--	Credit Agreement dated as of July 25, 2007 between the Company, the lenders thereto, and Wachovia Bank, National Association, as Agent, BNP Paribas, The Royal Bank of Scotland, and Guaranty Bank, as Documentation Agents, Regions Bank, as Senior Managing Agent, and JPMorgan Chase Bank, as Managing Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 26, 2007 (File No. 001-12822)
10.23	--	Waiver and First Amendment, dated as of October 10, 2007, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 11, 2007 (File No. 001-12822)
10.24	--	Second Amendment, dated October 26, 2007, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 30, 2007 (File No. 001-12822)
10.25	--	Third Amendment, dated as of August 7, 2008, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 8, 2008 (File No. 001-12822)
10.26*	--	2008 Beazer Homes USA, Inc. Deferred Compensation Plan, adopted effective January 1, 2008 – incorporated herein by reference to Exhibit 10.27 of the Company’s Form 10-K for the fiscal year ended September 30, 2007 (File No. 001-12822)
10.27*	--	Discretionary Employee Bonus Plan – incorporated herein by reference to Exhibit 10.28 of the Company’s Form 10-K for the fiscal year ended September 30, 2007 (File No. 001-12822)
21	--	Subsidiaries of the Company
23	--	Consent of Deloitte & Touche LLP
31.1	--	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	--	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	--	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	--	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Represents a management contract or compensatory plan or arrangement

(c)	Exhibits

Reference is made to Item 15(a)3 above. The following is a list of exhibits, included in item 15(a)3 above, that are filed concurrently with this report.

3.1	---	Amended and Restated Certificate of Incorporation of the Company
21	---	Subsidiaries of the Company
23	--	Consent of Deloitte & Touche LLP
31.1	---	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	---	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	---	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	---	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Financial Statement Schedules

Reference is made to Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beazer Homes USA, Inc.

By:	/s/ Ian J. McCarthy
Name: Ian J. McCarthy
Title: President and Chief
Executive Officer
Date: December 1, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 1, 2008	By:	/s/ Brian C. Beazer
Date		Brian C. Beazer, Director and Non-
Executive Chairman of the Board

December 1, 2008	By:	/s/ Ian J. McCarthy
Date		Ian J. McCarthy, Director, President
and Chief Executive Officer
(Principal Executive Officer)

December 1, 2008	By:	/s/ Laurent Alpert
Date		Laurent Alpert, Director

December 1, 2008	By:	/s/ Peter G. Leemputte
Date		Peter G. Leemputte, Director

December 1, 2008	By:	/s/ Larry T. Solari
Date		Larry T. Solari, Director

December 1, 2008	By:	/s/ Stephen P. Zelnak
Date		Stephen P. Zelnak, Jr., Director

December 1, 2008	By:	/s/ Allan P. Merrill
Date		Allan P. Merrill, Executive Vice
President and Chief Financial
Officer (Principal Financial Officer)

December 1, 2008	By:	/s/ Robert Salomon
Date		Robert Salomon, Senior Vice
President, Chief Accounting Officer
and Controller (Principal Accounting Officer)