Form 10-Q
period 2008-12-31
BEAZER HOMES USA INC
filed 2009-02-09
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑

Class	Outstanding at February 6, 2009
Common Stock, $0.001 par value	39,253,799 shares

References to “we,” “us,” “our,” “Beazer”, “Beazer Homes” and the “Company” in this quarterly report on Form 10-Q refer to Beazer Homes USA, Inc.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events, and it is possible that the results described in this quarterly report will not be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this quarterly report.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part II, Item IA — Risk Factors of this quarterly report and in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Such factors may include:
•	the timing and final outcome of the United States Attorney investigation and other state and federal agency investigations, the putative class action lawsuits, the derivative claims, multi-party suits and similar proceedings as well as the results of any other litigation or government proceedings;

•	additional asset impairment charges or writedowns;

•	economic changes nationally or in local markets, including changes in consumer confidence, volatility of mortgage interest rates and inflation;

•	continued or increased downturn in the homebuilding industry;

•	estimates related to homes to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	continued or increased disruption in the availability of mortgage financing;

•	our cost of and ability to access capital and otherwise meet our ongoing liquidity needs including the impact of any further downgrades of our credit ratings or reductions in our tangible net worth or liquidity levels;

•	potential inability to comply with covenants in our debt agreements;

•	increased competition or delays in reacting to changing consumer preference in home design;

•	shortages of or increased prices for labor, land or raw materials used in housing production;

•	factors affecting margins such as decreased land values underlying land option agreements, increased land development costs on projects under development or delays or difficulties in implementing initiatives to reduce production and overhead cost structure;

•	the performance of our joint ventures and our joint venture partners;

•	the impact of construction defect and home warranty claims and the cost and availability of insurance, including the availability of insurance for the presence of moisture intrusion;

•	delays in land development or home construction resulting from adverse weather conditions;

•	potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations, or governmental policies and possible penalties for failure to comply with such laws, regulations and governmental policies;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which the Company has little or no control.
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

BEAZER HOMES USA, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Unaudited Condensed Consolidated Balance Sheets, December 31, 2008 and September 30, 2008	4
Unaudited Condensed Consolidated Statements of Operations, Three Months Ended December 31, 2008 and 2007	5
Unaudited Condensed Consolidated Statements of Cash Flows, Three Months Ended December 31, 2008 and 2007	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3. Quantitative and Qualitative Disclosures about Market Risk	45
Item 4. Controls and Procedures	45
PART II. OTHER INFORMATION	46
Item 1. Legal Proceedings	46
Item 1A. Risk Factors	48
Item 5. Other Information	49
Item 6. Exhibits	49
SIGNATURES	50
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2008	2008
ASSETS
Cash and cash equivalents	$436,856	$584,334
Restricted cash	18,987	297
Accounts receivable (net of allowance of $6,816 and $8,915, respectively)	31,545	46,555
Income tax receivable	173,152	173,500
Inventory
Owned inventory	1,511,139	1,545,006
Consolidated inventory not owned	75,759	106,655

Total inventory	1,586,898	1,651,661
Investments in unconsolidated joint ventures	33,340	33,065
Deferred tax assets	20,072	20,216
Property, plant and equipment, net	37,853	39,822
Goodwill	—	16,143
Other assets	69,122	76,206

Total assets	$2,407,825	$2,641,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$54,184	$90,371
Other liabilities	271,077	358,592
Obligations related to consolidated inventory not owned	48,133	70,608
Senior Notes (net of discounts of $2,448 and $2,565, respectively)	1,522,552	1,522,435
Junior subordinated notes	103,093	103,093
Other secured notes payable	51,406	50,618
Model home financing obligations	59,238	71,231

Total liabilities	2,109,683	2,266,948

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 80,000,000 shares authorized, 42,630,541 and 42,612,801 issued and 39,280,609 and 39,270,038 outstanding, respectively)	43	43
Paid-in capital	560,489	556,910
Retained earnings (accumulated deficit)	(78,430)	1,845
Treasury stock, at cost (3,349,932 and 3,342,763 shares, respectively)	(183,960)	(183,947)

Total stockholders’ equity	298,142	374,851

Total liabilities and stockholders’ equity	$2,407,825	$2,641,799

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	December 31,
	2008	2007
Total revenue	$232,364	$500,654
Home construction and land sales expenses	205,846	436,316
Inventory impairments and option contract abandonments	12,709	168,512

Gross profit (loss)	13,809	(104,174)

Selling, general and administrative expenses	56,209	88,162
Depreciation and amortization	3,783	5,978
Goodwill impairment	16,143	—

Operating loss	(62,326)	(198,314)
Equity in loss of unconsolidated joint ventures	(1,413)	(16,140)
Other expense, net	(18,279)	(2,849)

Loss from continuing operations before income taxes	(82,018)	(217,303)
Benefit from income taxes	(1,963)	(79,642)

Loss from continuing operations	(80,055)	(137,661)
Loss from discontinued operations, net of tax	(220)	(575)

Net loss	$(80,275)	$(138,236)

Weighted average number of shares:
Basic	38,593	38,539
Diluted	38,593	38,539

Earnings (loss) per share:
Basic loss per share from continuing operations	$(2.08)	$(3.57)
Basic loss per share from discontinued operations	$—	$(0.02)
Basic loss per share	$(2.08)	$(3.59)

Diluted loss per share from continuing operations	$(2.08)	$(3.57)
Diluted loss per share from discontinued operations	$—	$(0.02)
Diluted loss per share	$(2.08)	$(3.59)
See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(80,275)	$(138,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,783	6,058
Stock-based compensation expense	3,015	1,873
Inventory impairments and option contract abandonments	12,709	168,512
Goodwill impairment	16,143	—
Deferred income tax provision (benefit)	144	(43,929)
Excess tax benefit from equity-based compensation	476	388
Equity in loss of unconsolidated joint ventures	1,413	16,140
Cash distributions of income from unconsolidated joint ventures	459	882
Provision for doubtful accounts	(2,099)	1,977
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	17,276	(5,965)
Decrease (increase) in income tax receivable	348	(36,786)
Decrease in inventory	31,573	95,073
Decrease in other assets	7,688	9,511
Decrease in trade accounts payable	(36,187)	(19,314)
Decrease in other liabilities	(88,340)	(67,581)
Other changes	(34)	8

Net cash used in operating activities	(111,908)	(11,389)

Cash flows from investing activities:
Capital expenditures	(1,663)	(4,194)
Investments in unconsolidated joint ventures	(1,938)	(4,979)
Changes in restricted cash	(18,690)	(90,816)

Net cash used in investing activities	(22,291)	(99,989)

Cash flows from financing activities:
Repayment of other secured notes payable	(192)	(83,055)
Repayment of model home financing obligations	(11,994)	(1,829)
Debt issuance costs	(604)	(21,135)
Common stock redeemed	(13)	(12)
Excess tax benefit from equity-based compensation	(476)	(388)

Net cash used in financing activities	(13,279)	(106,419)

Decrease in cash and cash equivalents	(147,478)	(217,797)
Cash and cash equivalents at beginning of period	584,334	454,337

Cash and cash equivalents at end of period	$436,856	$236,540

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (“Beazer Homes” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in the Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (the “2008 Annual Report”). Effective February 1, 2008, we exited the mortgage origination business. Results from our mortgage origination business are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. In addition, our historical segment information has been recast to reflect the change in reportable segments which occurred during the fourth quarter of fiscal 2008 (see Note 11).
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
We conduct a review of the recoverability of our homebuilding inventories held for development at the community level as factors indicate that an impairment may exist. Events and circumstances that might indicate impairment include, but are not limited to, (1) adverse trends in new orders, (2) higher than anticipated cancellations, (3) declining margins which might result from the need to offer incentives to new homebuyers to drive sales or price reductions or other actions taken by our competitors, (4) economic factors specific to the markets in which we operate, including fluctuations in employment levels, population growth, or levels of new and resale homes for sale in the marketplace and (5) a decline in the availability of credit across all industries.
As a result, we evaluate, among other things, the following information for each community:
•	Actual “Net Contribution Margin” (defined as homebuilding revenues less homebuilding costs and direct selling expenses) for homes closed in the current fiscal quarter, fiscal year to date and prior two fiscal quarters. Homebuilding costs include land and land development costs (based upon an allocation of such costs, including costs to complete the development, or specific lot costs), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest and estimated warranty costs;

•	Projected Net Contribution Margin for homes in backlog;

•	Actual and trending new orders and cancellation rates;

•	Actual and trending base home sales prices and sales incentives for home sales that occurred in the prior two fiscal quarters that remain in backlog at the end of the fiscal quarter and expected future homes sales prices and sales incentives and absorption over the expected remaining life of the community;

•	A comparison of our community to our competition to include, among other things, an analysis of various product offerings including the size and style of the homes currently offered for sale, community amenity levels, availability of lots in our community and our competition’s, desirability and uniqueness of our community and other market factors; and

•	Other events that may indicate that the carrying value may not be recoverable.
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
For the quarter ended December 31, 2008, we used discount rates of 17.0% to 21.3% in our estimated discounted cash flow impairment calculations. During the three months ended December 31, 2008 and 2007, we recorded impairments of our inventory of $12.0 million and $108.1 million, respectively, for land under development and homes under construction.
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

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During the three months ended December 31, 2008 and 2007, we recorded inventory impairments on land held for sale of approximately $0.3 million and $33.4 million, respectively.
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
The Company experienced a significant decline in its market capitalization during the three months ended December 31, 2008 (the first quarter of fiscal 2009). In addition, we believe the unprecedented macro-economic events, including the failure and near failure of several significant financial institutions, have resulted in a temporary, but significant curtailment of consumer and business credit activities. As a result, consumer confidence declined, unemployment increased and the pace of new home orders slowed. As of December 31, 2008, we considered these current and expected future market conditions and estimated that our remaining goodwill was impaired and recorded a $16.1 million goodwill impairment for the quarter ended December 31, 2008. We will finalize our impairment calculations in the second quarter of fiscal 2009. Based on fiscal 2008 impairment tests, we determined that goodwill for certain of our reporting units was impaired and recorded impairment charges during the second and third quarter of fiscal 2008 in accordance with SFAS 142, Goodwill and Intangible Assets. No impairment of goodwill was recorded during the quarter ended December 31, 2007.
Goodwill impairment charges are reported in Corporate and Unallocated and are not allocated to our homebuilding segments. Goodwill balances by reportable segment as of September 30, 2007, September 30, 2008 and December 31, 2008 were as follows.

	September 30,	Fiscal 2008	September 30,	Fiscal 2009	December 31,
(in thousands)	2007	Impairments	2008	Impairments	2008
West	$35,919	$(29,034)	$6,885	$(6,885)	$—
East	28,330	(19,072)	9,258	(9,258)	—
Other	4,364	(4,364)	—	—	—

Total	$68,613	$(52,470)	$16,143	$(16,143)	$—

Stock-Based Compensation. Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as an expense using the straight-line method over the vesting period. Unearned compensation is included in paid-in capital in accordance with SFAS 123R. As of December 31, 2008 and September 30, 2008, there was $11.9 million and $13.5 million, respectively, of total unrecognized compensation cost related to nonvested stock. The cost remaining at December 31, 2008 is expected to be recognized over a weighted average period of 3.1 years. For the three months ended December 31, 2008, and 2007 our total stock-based compensation expense, included in selling, general and administrative expenses (“SG&A”), was approximately $3.0 million ($2.1 million net of tax) and $1.9 million ($1.4 million net of tax), respectively.

Activity relating to nonvested stock awards for the three months ended December 31, 2008 is as follows:

	Three Months Ended
	December 31, 2008
		Weighted Average
		Grant Date Fair
	Shares	Value
Beginning of period	782,866	$46.80
Granted	—	—
Vested	—	—
Forfeited	(4,411)	40.40

End of period	778,455	$46.83

In addition, during the three months ended December 31, 2008, employees surrendered 7,169 shares, to us in payment of minimum tax obligations upon the vesting of nonvested stock under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $13,000.
The fair value of each option/SSAR grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected life of options and SSARs granted is computed using the mid-point between the vesting period and contractual life of the options/SSARs granted. Expected volatilities are based on the historical volatility of the Beazer Homes’ stock and other factors. Since we are currently not paying dividends, the expected dividend yield is $0.00. There were no options or SSAR grants in the three months ended December 31, 2008 or 2007. The following table summarizes stock options and SSARs outstanding as of December 31, 2008, as well as activity during the three months then ended:

	Three Months Ended
	December 31, 2008
		Weighted-
		Average
	Shares	Exercise Price
Outstanding at beginning of period	1,848,995	$45.78
Granted	—	—
Exercised	—	—
Expired	(4,330)	41.78
Forfeited	(7,508)	46.66

Outstanding at end of period	1,837,157	$45.78

Exercisable at end of period	833,228	$34.46

Vested or expected to vest in the future	1,565,259	$43.73

At December 31, 2008, the weighted-average remaining contractual life for all options/SSARs outstanding, currently exercisable, and vested or expected to vest in the future was 3.93 years, 3.13 years and 3.83 years, respectively.
At December 31, 2008, there was no aggregate intrinsic value of SSARs/options outstanding, vested and expected to vest in the future and SSARs/options exercisable based on the Company’s stock price of $1.58 as of December 31, 2008. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. There were no option/SSAR exercises during the three months ended December 31, 2008.
On August 5, 2008, at the Company’s annual meeting of stockholders, the stockholders voted to approve amendments to the 1999 Plan to authorize a stock option/SSAR exchange program for eligible employees other than executive officers and directors. The Compensation Committee of the Board of Directors has the authority to determine whether and when to initiate the exchange program. As of December 31, 2008, stock options/SSARs to purchase 399,495 shares of the Company’s common stock with exercise prices ranging from $26.51 to $62.02 per share were eligible to be exchanged for newly issued restricted shares of common stock under the exchange program. The exchange program has not yet been implemented and may not be implemented later than August 5, 2009.

Recently Adopted Accounting Pronouncements. In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 includes provisions that require expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of certain non-financial assets and liabilities to fiscal periods beginning after November 15, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated financial condition and results of operations.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS 159 permits companies to measure certain financial instruments and other items at fair value. We have not elected the fair value option applicable under SFAS 159.
Recent Accounting Pronouncements Not Yet Adopted. In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations. SFAS 141R amends and clarifies the accounting guidance for the acquirer’s recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests of an acquiree in a business combination. SFAS 141R is effective for any acquisitions completed by the Company after September 30, 2009.
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
(2) Supplemental Cash Flow Information
During the three months ended December 31, 2008 and 2007, we paid interest of $48.0 million and $57.3 million, respectively. In addition, we paid income taxes of $217,000 and $140,000 for the three months ended December 31, 2008 and 2007, respectively. Subsequent to December 31, 2008, we received tax refunds totaling approximately $168 million. We also had the following non-cash activity (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Supplemental disclosure of non-cash activity:
Decrease in consolidated inventory not owned	$22,475	$40,298
Land acquired through issuance of notes payable	981	9,506
Issuance of stock under deferred bonus stock plans	1,040	94
Decrease in retained earnings from FIN 48 adoption	—	(10,112)
(3) Investments in Unconsolidated Joint Ventures
As of December 31, 2008, we participated in 19 land development joint ventures in which Beazer Homes had less than a controlling interest. Equity in loss of unconsolidated joint ventures was $1.4 million and $16.1 million for the three months ended December 31, 2008 and 2007, respectively. Equity in loss of unconsolidated joint ventures for three months ended December 31, 2008 and 2007 included the writedown of our investment in certain of our joint ventures, reflecting $1.3 million and $12.8 million, respectively, of impairments of inventory held within those ventures in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. Our joint ventures typically obtain secured acquisition, development and construction financing. Generally Beazer and our joint venture partners provide varying levels of guarantees of debt and other obligations of our unconsolidated joint ventures. At December 31, 2008, these guarantees included, for certain joint ventures, construction completion guarantees, loan-to-value maintenance agreements, repayment guarantees and environmental indemnities. See Note 9 for further discussion of these guarantees. The following table presents our investment in our unconsolidated joint ventures, the total equity and outstanding borrowings of these joint ventures and our guarantees of the borrowings under our unconsolidated joint ventures, as of December 31, 2008 and September 30, 2008:

	December 31,	September 30,
(in thousands)	2008	2008
Beazer’s investment in joint ventures	$33,340	$33,065
Total equity of joint ventures	341,712	340,674
Total outstanding borrowings of joint ventures	525,382	524,431
Beazer’s portion of loan to maintenance guarantees	5,708	5,839
Beazer’s portion of repayment guarantees	39,255	39,166
At December 31, 2008 and September 30, 2008, total borrowings outstanding above, include $327.9 million related to one joint venture in which we are a 2.58% partner. During fiscal 2008, the lender to this joint venture notified the joint venture partners that it believes the joint venture is in default of certain joint venture loan agreements as a result of certain of the Company’s joint venture partners not complying with all aspects of the joint ventures’ loan agreements. The joint venture partners (including our subsidiary Beazer Homes Holdings Corp.) are currently in discussions with the lender. Recently, the lender has filed individual lawsuits against some of the joint venture partners and certain of those partners’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. The Company’s share of the debt is approximately $9.6 million at December 31, 2008; however, due to the terms of the agreement, our total maximum repayment guarantee is $15.1 million, which is only triggered in the event of bankruptcy. Our equity interest at December 31, 2008 was $8.3 million in this joint venture.
As of December 31, 2008, the debt related to two of our other unconsolidated joint ventures has matured. Total borrowings outstanding related to these two joint ventures, in each of which we are a 50% partner, was $33.2 million. These joint ventures have received notice from the lender demanding payment in full. The Company and its joint venture partners are currently in discussions with the lenders under these various debt agreements. Both of these loans have repayment guarantees that are triggered in the event of bankruptcy. Our share related to these two repayment guarantees would be $16.6 million. See Note 9 for further discussion of repayment guarantees related to our unconsolidated joint ventures.
In addition, several of our other joint ventures were in default under their debt agreements as of December 31, 2008 or were at risk of defaulting. The Company and its joint venture partners are currently in discussions with the lenders under these various debt agreements. In addition, certain of our joint venture partners have curtailed their funding of their allocable joint venture obligations.
(4) Inventory

	December 31,	September 30,
(in thousands)	2008	2008
Homes under construction	$295,909	$338,971
Development projects in progress	622,118	618,252
Land held for future development	418,437	407,320
Land held for sale	82,966	85,736
Model homes	91,709	94,727

Total owned inventory	$1,511,139	$1,545,006

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 503 ($103.0 million) and 408 ($76.2 million) completed homes that were not subject to a sales contract at December 31, 2008 and September 30, 2008, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for sale as of December 31, 2008 in our Other Homebuilding segment included land held for sale in the following markets we have decided to exit: Denver, Colorado and Charlotte, North Carolina.

Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	December 31, 2008				September 30, 2008
	Projects in	Held for Future	Land Held	Total Owned	Projects in	Held for Future	Land Held	Total Owned
	Progress	Development	for Sale	Inventory	Progress	Development	for Sale	Inventory
West Segment	$341,466	$347,025	$25,116	$713,607	$348,475	$341,784	$26,515	$716,774
East Segment	389,590	47,683	3,722	440,995	394,643	44,387	3,642	442,672
Southeast Segment	169,753	23,729	13,596	207,078	165,231	21,149	14,841	201,221
Other	4,760	—	40,532	45,292	15,302	—	40,738	56,040
Unallocated	104,167	—	—	104,167	128,299	—	—	128,299

Total	$1,009,736	$418,437	$82,966	$1,511,139	$1,051,950	$407,320	$85,736	$1,545,006

The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded (in thousands):

	Quarter Ended December 31,
	2008	2007
Development projects and homes in process (Held for Development)
West	$7,833	$59,352
East	2,903	22,956
Southeast	97	9,437
Other	44	8,437
Unallocated	1,110	7,889

Subtotal	$11,987	$108,071

Land Held for Sale
West	$161	$—
East	—	—
Southeast	15	10,769
Other	81	22,671

Subtotal	$257	$33,440

Lot Option Abandonments
West	$12	$45
East	210	2,098
Southeast	49	12,089
Other	194	12,769

Subtotal	$465	$27,001

Total	$12,709	$168,512

The inventory impaired during the three months ended December 31, 2008 represented 339 lots in 6 communities with an estimated fair value of $23.3 million compared to 2,886 lots in 62 communities with an estimated fair value of $186.5 million for the three months ended December 31, 2007. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the continued decline in the homebuilding environment. Our fiscal 2009 first quarter inventory impairment assessment assumed that the significant decline in new home orders experienced during the quarter ended December 31, 2008 resulted from the unprecedented macro-economic events including the failure and near failure of several financial institutions. These events resulted in temporary, but significant curtailment of consumer and business credit activities. In addition, we assumed that increased sales incentives and/or home sale price reductions would not produce meaningful improvement in the pace of new home orders in light of this curtailed credit environment. In future periods, we may again determine that it is prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, it is reasonably possible that a future change in sales prices and absorption estimates could lead to additional impairments.
During the three months ended December 31, 2007, as a result of the Company’s decision to re-allocate capital employed through strategic sales of select properties and through the exiting of certain markets no longer viewed as strategic and based on current estimated fair values, less costs to sell, as compared to book values, we recorded impairments on land held for sale. These impairments were primarily located in our exit markets in Ohio and Charlotte, North Carolina.
We also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $45.4 million at December 31, 2008. This amount includes non-refundable letters of credit of approximately $6.3 million. The total remaining purchase price, net of cash deposits, committed under all options was $437.9 million as of December 31, 2008. Only $33.2 million of the net remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.
In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded lot option abandonment charges during the three months ended December 31, 2008 and 2007 of $0.5 million and $27.0 million, respectively. Southeast and Other Homebuilding segments represented 44.8% and 47.3% of the three-month fiscal 2008 abandonments, respectively, as we made the decision to abandon certain option contracts that no longer fit in our long-term strategic plan and related to our decision to exit our Ohio and Charlotte, North Carolina markets.
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
We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at December 31, 2008 and September 30, 2008 reflect consolidated inventory not owned of $75.8 million and $106.7 million, respectively. We consolidated $37.7 million and $46.9 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of December 31, 2008 and September 30, 2008, respectively. In addition, as of December 31, 2008 and September 30, 2008, we recorded $38.1 million and $59.8 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $48.1 million at December 31, 2008 and $70.6 million at September 30, 2008. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

(5) Interest
Our ability to capitalize all interest incurred during fiscal 2009 has been limited by the reduction in our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Capitalized interest in inventory, beginning of period	$45,977	$87,560
Interest incurred	33,921	29,104
Capitalized interest impaired	(537)	(4,952)
Interest expense not qualified for capitalization and included as other expense	(21,237)	—
Capitalized interest amortized to house construction and land sales expenses	(12,693)	(24,850)

Capitalized interest in inventory, end of period	$45,431	$86,862

(6) Earnings Per Share
In computing diluted loss per share for the three months ended December 31, 2008 and December 31, 2007, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect.
(7) Borrowings
At December 31, 2008 and September 30, 2008 we had the following long-term debt (in thousands):

		December 31,	September 30,
	Maturity Date	2008	2008
Secured Revolving Credit Facility	July 2011	$—	$—
8 5/8% Senior Notes*	May 2011	180,000	180,000
8 3/8% Senior Notes*	April 2012	340,000	340,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	51,406	50,618
Model home financing obligations	Various Dates	59,238	71,231
Unamortized debt discounts		(2,448)	(2,565)

Total		$1,736,289	$1,747,377

*	Collectively, the “Senior Notes”
Secured Revolving Credit Facility — On August 7, 2008, we entered into an amendment to our Secured Revolving Credit Facility which changed the size, covenants and pricing for the facility. The size of the Secured Revolving Credit Facility was reduced from $500 million to $400 million and is subject to further reductions to $250 million and $100 million if our consolidated tangible net worth (defined in the agreement as stockholders’ equity less intangible assets as defined) falls below $350 million and $250 million, respectively. As of September 30, 2008, our consolidated tangible net worth was $314.4 million. As a result, the facility size was reduced to $250 million. Further, the facility size is subject to reduction to $200 million if our interest coverage ratio for the quarter ending June 30, 2010 is less than 1.0x.
We have the option to elect two types of loans under the Secured Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Secured Revolving Credit Facility). The Secured Revolving Credit Facility contains various operating and financial covenants. Substantially all of our significant subsidiaries are guarantors of the obligations under the Secured Revolving Credit Facility (see Note 12).

There were no amounts outstanding under the Secured Revolving Credit Facility at December 31, 2008 or September 30, 2008; however, we had $56.0 million and $61.2 million of letters of credit outstanding under the Secured Revolving Credit Facility at December 31, 2008 and September 30, 2008, respectively.
Availability under the facility continues to be subject to satisfaction of a secured borrowing base. The amendment provided that the book value of the assets securing the facility must exceed 3.0x the outstanding loans and letters of credit. Such coverage level increases to 4.5x and 6.0x to the extent the facility size is reduced to $250 million or $100 million, respectively. As a result of the increase in collateral coverage to 4.5x during the first quarter of fiscal 2009, we were required to provide a total of $18.8 million in cash to fully collateralize our outstanding letters of credit which is included in restricted cash on the unaudited condensed consolidated balance sheet as of December 31, 2008. Subsequent to the filing of this Form 10-Q, we will be required to provide an additional $1.7 million in cash to fully collateralize our outstanding letters of credit. We intend to add approximately $250 million of additional real estate assets to the borrowing base over the next twelve months, which is anticipated to provide up to $35 million in additional borrowing base availability after providing for the return of the restricted cash. Assets in the borrowing base, and therefore any future availability are subject to required appraisals and other bank review procedures. The availability under our facility is not impacted by any actions of the respective credit rating agencies. The value of the real estate assets securing our borrowing base could decline should the downturn in our industry worsen. Any reduction in value could result in a reduction in available borrowing capacity under the Secured Revolving Credit Facility.
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
The financial maintenance covenants pertaining to the leverage ratio, interest coverage ratio and land inventory were eliminated as part of the August amendment. The remaining financial maintenance covenants are a minimum tangible net worth covenant (which requires us to have at least $100 million of consolidated tangible net worth) and a minimum liquidity covenant. The minimum liquidity covenant, which is applicable for so long as our interest coverage ratio is less than 1.75x, requires us to maintain either (a) $120 million of unrestricted cash and borrowing base availability or (b) a ratio (the “Adjusted Coverage Ratio”) of adjusted cash flow from operations (defined as cash flow from operations plus interest incurred) to interest incurred of at least 1.75x. The following table sets forth our financial covenant requirements under our Secured Revolving Credit Facility and our compliance with such covenants as of December 31, 2008:

Financial Covenant	Covenant Requirement	Actual
Consolidated Tangible Net Worth	> $100 million	$255 million

Minimum Liquidity	> $120 million of unrestricted cash and borrowing base availability OR Adjusted Coverage Ratio > 1.75x	$437 million of unrestricted cash and borrowing base availability and Adjusted Coverage Ratio of 2.67x
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
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At December 31, 2008, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, each indenture (other than the indenture governing the convertible Senior Notes) requires us to offer to purchase 10% of each series of Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets as defined) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $134.5 million of notes, based on amounts outstanding at December 31, 2008.
In June 2004, we issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”). We may at our option redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009 at specified redemption prices. Holders have the right to require us to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019. In each case, we will pay a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased plus any accrued and unpaid interest, if any, and any additional amounts owed, if any to such purchase date.
On October 26, 2007, we obtained consents from holders of our Senior Notes to approve amendments of the indentures under which the Senior Notes were issued. These amendments restrict our ability to secure additional debt in excess of $700 million until certain conditions are met and enable us to invest up to $50 million in joint ventures. The consents also provided us with a waiver of any and all defaults under the Senior Notes that may have occurred on or prior to May 15, 2008 relating to filing or delivering annual and quarterly financial statements. Fees and expenses related to obtaining these consents totaled approximately $21 million. The recording of such fees and expenses has been deferred and will be amortized as an adjustment to interest expense in accordance with EITF 96-19 — Debtor’s Accounting for a Modification or Exchange of Debt Instruments.
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
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of December 31, 2008 and September 30, 2008, we had outstanding notes payable of $51.4 million and $50.6 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2011 and had fixed and variable rates ranging from 5.6% to 9.0% at December 31, 2008. These notes are secured by the real estate to which they relate. During the first three months of fiscal 2009, we repaid $0.2 million of these secured notes payable.
The agreements governing these secured notes payable contain various affirmative and negative covenants. Certain of these secured notes payable agreements contain covenants that require us to maintain minimum levels of stockholders’ equity (or some variation, such as tangible net worth) or maximum levels of debt to stockholders’ equity. Although the specific covenants and related definitions vary among the agreements, further reductions in our stockholders’ equity, absent the receipt of waivers, may cause breaches of some or all of these covenants. Breaches of certain of these covenants, to the extent they lead to an acceleration, may result in cross defaults under our senior notes. The dollar value of these secured notes payable agreements containing stockholders’ equity-related covenants totaled $39.2 million at December 31, 2008. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $59.2 million and $71.2 million of debt as of December 31, 2008 and September 30, 2008, respectively, related to these “financing” transactions in accordance with SFAS 98 (as amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 4.94% as of December 31, 2008, and expire at various times through 2015.
(8) Income Taxes
We determined, in accordance with SFAS 109, Accounting for Income Taxes, and based on an analysis of the positive and negative evidence, that it was not more likely than not that substantially all of our deferred tax assets will be realized. As a result, during fiscal 2008, we established a valuation allowance of $400.3 million for substantially all of our deferred tax assets. During the first quarter of fiscal 2009, we determined that an additional valuation allowance of $23.1 million was warranted. As of December 31, 2008, our deferred tax valuation allowance was $423.7 million. We have not changed our assessment regarding the recoverability of our deferred tax assets for the quarter ended December 31, 2008. Our tax benefit of $2.0 million for the three months ended December 31, 2008, resulted from the reduction in our liabilities for unrecognized tax benefits related to effectively settling a state examination and the expiration of certain statutes of limitations, offset by interest expense on our remaining liabilities for unrecognized tax benefits.
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
During the three months ended December 31, 2008, there have been no material changes to the components of the Company’s total unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate. It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease as a result of the potential resolution with the IRS relating to issues stemming from fiscal year 2003 through 2006 federal income tax returns, in addition to the resolution of various state income tax audits and/or appeals. The change that could occur within the next 12 months, however, cannot be estimated at this time. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2003 through 2007.
We recognize accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the income tax provision, consistent with our historical accounting policy. Our liability for unrecognized tax benefits combined with accrued interest and penalties is reflected as a component of other liabilities. The total amount of gross accrued interest and penalties was $13.5 million at December 31, 2008 and $12.8 million at September 30, 2008. Unrecognized tax benefits accrued was $55.4 million and $57.9 million as of December 31, 2008 and September 30, 2008, respectively.
Our income tax receivable was $173.2 million and $173.5 million as of December 31, 2008 and September 30, 2008, respectively. This receivable relates primarily to the carryback of losses incurred in fiscal 2008 and 2007 to open tax years in which we previously paid significant income taxes. We received approximately $168 million of this receivable subsequent to December 31, 2008.
We are currently under examination by the Internal Revenue Service (“IRS”) for fiscal 2003 through fiscal 2006. We are also subject to various income tax examinations in the states in which we do business. During fiscal 2008, we completed a number of state examinations without any material effect on our fiscal 2008 net loss.
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
Our warranty reserves at December 31, 2008 and 2007 include accruals for Trinity Homes LLC (“Trinity”) moisture intrusion issues discussed more fully below. Warranty reserves are included in other liabilities and the provision for warranty accruals is included in home construction and land sales expenses in the unaudited condensed consolidated financial statements. We record reserves covering anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by operating segment. An analysis by operating segment allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also contemplates the existence of any non-recurring or community-specific warranty related matters that might not be contemplated in our historical data and trends. As a result of our analyses, we adjust our estimated warranty liabilities. While we believe that our warranty reserves are adequate as of December 31, 2008, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve. Our warranty reserves, which include amounts related to the Trinity moisture intrusion issues discussed below, are as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007

Balance at beginning of period	$40,822	$57,053
Provisions	248	1,408
Payments	(4,182)	(9,505)

Balance at end of period	$36,888	$48,956

Trinity Moisture Intrusion Reserves — Beazer Homes and certain of our subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to moisture intrusion. We have experienced a significant number of such claims in our East region and particularly with respect to homes built by Trinity, a subsidiary which was acquired in the Crossmann acquisition in 2002.
As of December 31, 2008, there were four pending lawsuits related to such complaints received by Trinity, including the class action. Three of these suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate. The class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC. The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004. As of December 31, 2008, we have completed remediation of 1,861 homes related to 1,876 total Trinity claims.
Our warranty reserves at December 31, 2008 and September 30, 2008 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion. Warranty reserves also include accruals for class action claims received, pursuant to the settlement discussed above, from class members who had not previously contacted Trinity with complaints.
The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred. Homes for which we receive complaints are classified into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.
As of December 31, 2008 and September 30, 2008, we accrued for our estimated cost to remediate homes that we had assessed and assigned to one of the above categories, as well as our estimated cost to remediate those homes for which an assessment had not yet been performed. For purposes of our accrual, we have historically assigned homes not yet assessed to categories based on our expectations about the extent of damage and trends observed from the results of assessments performed to date. In addition, our cost estimation process considers the subdivision of the claimant along with the categorization discussed above. Once a home is categorized, detailed budgets are used as the basis to prepare our estimated costs to remediate such home.
The following accruals at December 31, 2008 represent our best estimates of the costs to resolve remaining claims associated with Trinity moisture intrusion issues. Changes in the accrual for Trinity moisture intrusion issues during the period were as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Balance at beginning of period	$2,759	$12,116
Reductions	(243)	(612)
Payments	(794)	(3,043)

Balance at end of period	$1,722	$8,461

Actual costs to assess and remediate homes in each category and subdivision, the extent of damage to homes not yet assessed, estimates of costs to sell the remaining repurchased home, and a loss on such sale could differ from our estimates. As a result, the costs to resolve existing complaints could differ from our recorded accruals and have a material adverse effect on our earnings in the periods in which the matters are resolved. Additionally, it is possible that we will incur additional losses related to these matters, including additional losses related to homes for which we have not yet received complaints.
Guarantees
Construction Completion Guarantees
We and our joint venture partners are generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development. Provided the joint venture and the partners are not in default under any loan provisions, the project lenders would be obligated to fund these improvements through any financing commitments available under the applicable loans. A majority of these construction completion guarantees are joint and several with our partners. In those cases, we generally have a reimbursement arrangement with our partner which provides that neither party is responsible for more than its proportionate share of the guarantee. However, if our joint venture partner does not have adequate financial resources to meet its obligations under such reimbursement arrangement, we may be liable for more than our proportionate share, up to our maximum exposure, which is the full amount covered by the relevant joint and several guarantee. Although generally there are not specific limits on the amount of funds we may be required to expend to perform on a construction completion guarantee, the practical limitation is the amount of the corresponding outstanding loan.
Loan to Value Maintenance Agreements
We and our joint venture partners generally provide credit enhancements to acquisition, development and construction borrowings in the form of loan to value maintenance agreements, which can limit the amount of additional funding provided by the lenders (although not generally requiring repayment of the borrowings) to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the borrowings. During the three months ended December 31, 2008 and 2007, we were not required to make any payments on the loan to value maintenance guarantees. At December 31, 2008 and September 30, 2008 respectively, we had total loan to value maintenance guarantees of $5.7 million and $5.8 million related to our unconsolidated joint venture borrowings. We also have a loan to value maintenance agreement with one unconsolidated joint venture that also has a specific performance guarantee and a repayment guarantee. As of December 31, 2008, we believe that it is unlikely that this loan to value maintenance guarantee will be triggered. The agreements generally require periodic reappraisals of the underlying property value. To the extent that the underlying property gets reappraised, the amount of the exposure under the loan to value maintenance guarantee would be adjusted accordingly and any such change could be significant. In certain cases, we may be required to make a re-balancing payment following a reappraisal in order to reduce the applicable loan-to-value ratio to the required level.
Repayment Guarantees
We and our joint venture partners have repayment guarantees related to certain joint ventures’ borrowings. These repayment guarantees require the repayment of all or a portion of the debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowing or files for bankruptcy. During the three months ended December 31, 2008, we were not required to make payments related to any portion of the repayment guarantees. At December 31, 2008 and September 30, 2008 respectively, we had repayment guarantees of $39.3 million and $39.2 million related to the borrowings on these applicable unconsolidated joint ventures, some of which are only triggered upon bankruptcy of the joint venture. Two of these repayment guarantees (which are both only triggered upon a bankruptcy) are joint and several with our partners. In those cases, we have a reimbursement arrangement with our partner which provides that neither party is responsible for more than its proportionate share of the guarantee. However, if our joint venture partner does not have adequate financial resources to meet its obligations under such reimbursement arrangement, we may be liable for more than our proportionate share, up to our maximum exposure, which is the full amount covered by the relevant joint and several guarantee. The aggregate amount of the loans underlying these two repayment guarantees at December 31, 2008 was $33.2 million, of which our share of $16.6 million is included in the $39.3 million amount set forth above.
Environmental Indemnities
Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the quarters ended December 31, 2008 and 2007, we were not required to make any payments related to environmental indemnities.

Several of our joint ventures are in default under their debt agreements at December 31, 2008 or are at risk of defaulting. We and our joint venture partners are currently in discussions with the lenders under these various debt agreements. See Note 3. We have guarantees of the types described above with respect to many of these joint ventures. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees.
In general, we have not recorded a liability for the non-contingent aspect of any of these guarantees. In assessing the need to record a liability for the contingent aspect of these guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we consider our historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees and the financial condition of the applicable unconsolidated joint ventures. In addition, we monitor the fair value of the collateral of these unconsolidated joint ventures to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. To date, we have not incurred any obligations related to the aforementioned guarantees. Based on these considerations, we have determined that it is reasonably possible that we will have to perform under the contingent aspects of certain of these guarantees. We have not recorded a liability for the contingent aspects of these guarantees as such guarantees are not probable. To the extent the recording of a liability related to such guarantees would be required, the recognition of such liability would result in an increase to the carrying value of our investment in the associated joint venture.
Investigations
United States Attorney, State and Federal Agency Investigations. Beazer Homes and its subsidiary, Beazer Mortgage Corporation (“Beazer Mortgage”), are under criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina and other state and federal agencies concerning the matters that were the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors (the “Investigation”) completed in May 2008. The Company is fully cooperating with these investigations.
Independent Investigation. The Audit Committee of the Beazer Homes Board of Directors has completed the Investigation of Beazer Homes’ mortgage origination business, including, among other things, investigating certain evidence that the Company’s subsidiary, Beazer Mortgage, violated U.S. Department of Housing and Urban Development (“HUD”) regulations and may have violated certain other laws and regulations in connection with certain of its mortgage origination activities. The Investigation also found evidence that employees of the Company’s Beazer Mortgage subsidiary violated certain federal and/or state regulations, including HUD regulations. Areas of concern uncovered by the Investigation included our former practices in the areas of: down payment assistance program; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate. We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of December 31, 2008. In addition, the Investigation identified accounting and financial reporting errors and irregularities which resulted in the restatement of certain prior period consolidated financial statements which was included in our 2007 Form 10-K filed with the SEC on May 12, 2008.
Litigation
Securities Class Action. Beazer Homes and certain of our current and former officers (the “Individual Defendants”), as well as our Independent Registered Accounting Firm, are named as defendants in putative class action securities litigation pending in the United States District Court for the Northern District of Georgia. Three separate complaints were initially filed between March 29 and May 21, 2007. The cases were subsequently consolidated by the court and the court appointed Glickenhaus & Co. and Carpenters Pension Trust Fund for Northern California as lead plaintiffs. On June 27, 2008, lead plaintiffs filed an Amended and Consolidated Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”), which purports to assert claims on behalf of a class of persons and entities that purchased or acquired the securities of Beazer Homes during the period January 27, 2005 through May 12, 2008. The Consolidated Complaint asserts a claim against the defendants under Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder for allegedly making materially false and misleading statements regarding our business and prospects, including, among other things, alleged misrepresentations and omissions related to alleged improper lending practices in our mortgage origination business, alleged misrepresentations and omissions related to improper revenue recognition and other accounting improprieties and alleged misrepresentations and omissions concerning our land investments and inventory. The Consolidated Complaint also asserts claims against the Individual Defendants under Sections 20(a) and 20A of the Exchange Act. Lead plaintiffs seek a determination that the action is properly maintained as a class action, an unspecified amount of compensatory damages and costs and expenses, including attorneys’ fees. On November 3, 2008, the Company and the other defendants filed motions to dismiss the Consolidated Complaint. Briefing of the motion is expected to be completed in March 2009. The Company intends to vigorously defend against these actions. Given the inherent uncertainties in this litigation, as of December 31, 2008, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
Derivative Shareholder Actions. Certain of Beazer Homes’ current and former officers and directors were named as defendants in a derivative shareholder suit filed on April 16, 2007 in the United States District Court for the Northern District of Georgia. The complaint also names Beazer Homes as a nominal defendant. The complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched. Plaintiffs seek an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. An additional lawsuit was filed subsequently on August 29, 2007 in the United States District Court for the Northern District of Georgia asserting similar factual allegations. The two Georgia derivative actions have been consolidated, and the plaintiffs have filed an amended, consolidated complaint. On November 21, 2008, the Company and the other defendants filed motions to dismiss the amended consolidated complaint. Briefing of the motion is expected to be completed in February 2009. The defendants intend to vigorously defend against these actions. Given the inherent uncertainties in this litigation, as of December 31, 2008, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (“ERISA”), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently on May 11, 2007, May 14, 2007, June 15, 2007 and July 27, 2007 in the United States District Court for the Northern District of Georgia making similar allegations. The court consolidated these five lawsuits, and on June 27, 2008, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Beazer Homes, our chief executive officer, certain current and former directors of the Company, including the members of the Compensation Committee of the Board of Directors, and certain employees of the Company who acted as members of the Company’s 401(k) Committee. On October 10, 2008, the Company and the other defendants filed a motion to dismiss the consolidated amended complaint. Briefing of the motion was completed in January 2009. The Company intends to vigorously defend against these actions. Given the inherent uncertainties in this litigation, as of December 31, 2008, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (“RESPA”) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants moved to dismiss the Complaint on June 4, 2008. On July 25, 2008, in lieu of a response to the motion to dismiss, plaintiff filed an amended complaint. The Company has moved to dismiss the amended complaint and intends to vigorously defend against this action. Given the inherent uncertainties in this litigation, as of December 31, 2008, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
Beazer Homes Corp. and Beazer Mortgage Corporation are also named defendants in a lawsuit filed on July 3, 2007, in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division, but remanded on April 23, 2008 to the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The complaint was filed on behalf of ten individual homeowners who purchased homes from Beazer in Mecklenburg County. The complaint alleges certain deceptive conduct by the defendants and brings various claims under North Carolina statutory and common law, including a claim for punitive damages. On June 27, 2008 a second amended complaint, which added two plaintiffs to the lawsuit, was filed. The case has been designated as “exceptional” pursuant to Rule 2.1 of the General Rules of Practice of the North Carolina Superior and District Courts and has been assigned to the docket of the North Carolina Business Court. The Company filed a motion to dismiss on July 30, 2008. On November 18, 2008, the plaintiffs filed a third amended complaint. The Company filed a motion to dismiss the third amended complaint on December 29, 2008. The Company intends to vigorously defend against this action. Given the inherent uncertainties in this litigation, as of December 31, 2008, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
Beazer Homes’ subsidiaries Beazer Homes Holdings Corp. and Beazer Mortgage Corporation were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The lawsuit was amended on June 2, 2008 and named as defendants Beazer Homes Holdings Corp., Beazer Homes USA, Inc., and Security Title Insurance Company. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999 to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court. On November 26, 2008, plaintiffs filed a Second Amended Complaint which substituted new named-plaintiffs. The Company filed a motion to dismiss the Second Amended Complaint on January 9, 2009. The Company intends to vigorously defend against the action. Given the inherent uncertainties in this litigation, as of December 31, 2008, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
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
Other Matters
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of December 31, 2008, no monetary penalties had been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.
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
We have accrued $17.9 million in other liabilities related to these matters as of December 31, 2008 and September 30, 2008.
Recently, the lender of one of our unconsolidated joint ventures has filed individual lawsuits against some of the joint venture partners and certain of those partners’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. We are a 2.58% partner in this joint venture (see Note 3 for additional information). In addition, an estimate of possible loss or range of loss if any, cannot presently be made with respect to the above matter. Given the inherent uncertainties in this litigation, as of December 31, 2008, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
We had performance bonds and total outstanding letters of credit of approximately $334.9 million and $56.1 million, respectively, at December 31, 2008 related principally to our obligations to local governments to construct roads and other improvements in various developments. Total outstanding letters of credit includes approximately $6.8 million related to our land option contracts discussed in Note 4.
(10) Stock Repurchase Program
On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. We did not repurchase any shares in the open market during the three months ended December 31, 2008 or 2007. At December 31, 2008, there are approximately 5.4 million shares available for purchase pursuant to the plan; however, we have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors, and as allowed by our debt covenants, and is unlikely in the foreseeable future.
(11) Segment Information
As defined in SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”, we have four homebuilding segments operating in 17 states and one financial services segment. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues in our financial services segment are derived primarily from title services provided predominantly to customers of our homebuilding operations. Our reportable segments, described below, have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations in accordance with SFAS 131. The reportable homebuilding segments, and all other homebuilding operations not required to be reported separately, include operations conducting business in the following states:
West: Arizona, California, Nevada, New Mexico and Texas
East: Delaware, Maryland, New Jersey, New York, North Carolina (Raleigh), Pennsylvania, Tennessee (Nashville) and Virginia
Southeast: Florida, Georgia and South Carolina
Other Homebuilding: California (Fresno), Colorado, Kentucky, North Carolina (Charlotte), Ohio, South Carolina (Columbia) and Tennessee (Memphis)
Our Other Homebuilding segment includes those markets that we have decided to exit. These operations will be reported as discontinued operations upon cessation of all activities in these markets.
Management’s evaluation of segment performance is based on segment operating income, which for our homebuilding segments is defined as homebuilding and land sale revenues less the cost of home construction, land development and land sales expenses, depreciation and amortization and certain selling, general and administrative expenses which are incurred by or allocated to our homebuilding segments. Segment operating income for our Financial Services segment is defined as revenues less costs associated with our title services and certain selling, general and administrative expenses incurred by or allocated to the Financial Services segment. The accounting policies of our segments are those described in Note 1 herein and the notes to the consolidated financial statements included in Item 8 of our 2008 Form 10-K. The following information is in thousands:

	Three Months Ended
	December 31,
	2008	2007
Revenue
West	$103,417	$153,594
East	73,191	172,847
Southeast	41,073	107,778
Other homebuilding	14,195	65,133
Financial Services	488	1,302

Consolidated total	$232,364	$500,654

	Three Months Ended
	December 31,
	2008	2007
Operating (loss) income
West	$(6,246)	$(50,751)
East	(3,424)	(22,001)
Southeast	(1,945)	(27,521)
Other homebuilding	(866)	(44,617)
Financial Services	(12)	620

Segment total	(12,493)	(144,270)

Corporate and unallocated (a)	(49,833)	(54,044)

Total operating loss	(62,326)	(198,314)

Equity in loss of unconsolidated joint ventures	(1,413)	(16,140)
Other expense, net	(18,279)	(2,849)

Loss from continuing operations before income taxes	$(82,018)	$(217,303)

	Three Months Ended
	December 31,
	2008	2007
Depreciation and amortization
West	$1,515	$1,670
East	763	1,748
Southeast	316	1,005
Other homebuilding	145	661
Financial Services	8	7

Segment total	2,747	5,091

Corporate and unallocated (a)	1,036	887

Consolidated total	$3,783	$5,978

	December 31,	September 30,
	2008	2008
Assets (b)
West	$748,798	$779,863
East	496,327	507,412
Southeast	225,930	225,125
Other homebuilding	48,924	64,123
Financial Services	35,497	38,156
Corporate and unallocated (c)	852,219	1,024,681
Discontinued operations	130	2,439

Consolidated total	$2,407,825	$2,641,799

(a)	Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. In addition, for the three months ended December 31, 2008, corporate and unallocated also includes $16.1 million of goodwill impairments and $2.2 million of investigation-related costs. For the three months ended December 31, 2007, corporate and unallocated includes $7.0 million of investigation-related costs.

(b)	Segment assets as of September 30, 2008 include goodwill assigned from prior acquisitions. See Note 1 for goodwill by segment as of December 31, 2008 and September 30, 2008.

(c)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other corporate items that are not allocated to the segments.
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

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
December 31, 2008
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

ASSETS
Cash and cash equivalents	$440,199	$1,509	$506	$(5,358)	$436,856
Restricted cash	18,782	205	—	—	18,987
Accounts receivable (net of allowance of $6,816)	—	31,487	58	—	31,545
Income tax receivable	173,152	—	—	—	173,152
Owned inventory	—	1,511,139	—	—	1,511,139
Consolidated inventory not owned	—	75,759	—	—	75,759
Investments in unconsolidated joint ventures	3,093	30,247	—	—	33,340
Deferred tax assets, net	20,072	—	—	—	20,072
Property, plant and equipment, net	—	37,853	—	—	37,853
Investments in subsidiaries	393,691	—	—	(393,691)	—
Intercompany	991,908	(1,000,398)	3,132	5,358	—
Other assets	34,548	28,116	6,458	—	69,122

Total assets	$2,075,445	$715,917	$10,154	$(393,691)	$2,407,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$54,184	$—	$—	$54,184
Other liabilities	91,214	173,412	6,451	—	271,077
Intercompany	1,206	—	(1,206)	—	—
Obligations related to consolidated inventory not owned	—	48,133	—	—	48,133
Senior notes (net of discounts of $2,448)	1,522,552	—	—	—	1,522,552
Junior subordinated notes	103,093	—	—	—	103,093
Other notes payable	—	51,406	—	—	51,406
Model home financing obligations	59,238	—	—	—	59,238

Total liabilities	1,777,303	327,135	5,245	—	2,109,683

Stockholders’ equity	298,142	388,782	4,909	(393,691)	298,142

Total liabilities and stockholders’ equity	$2,075,445	$715,917	$10,154	$(393,691)	$2,407,825

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
September 30, 2008
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

ASSETS
Cash and cash equivalents	$575,856	$14,806	$5	$(6,333)	$584,334
Restricted cash	—	297	—	—	297
Accounts receivable (net of allowance of $8,915)	—	46,504	51	—	46,555
Income tax receivable	173,500	—	—	—	173,500
Owned inventory	—	1,545,006	—	—	1,545,006
Consolidated inventory not owned	—	106,655	—	—	106,655
Investments in unconsolidated joint ventures	3,093	29,972	—	—	33,065
Deferred tax assets, net	20,216	—	—	—	20,216
Property, plant and equipment, net	—	39,822	—	—	39,822
Goodwill	—	16,143	—	—	16,143
Investments in subsidiaries	393,783	—	—	(393,783)	—
Intercompany	979,646	(989,138)	3,159	6,333	—
Other assets	35,701	33,518	6,987	—	76,206

Total assets	$2,181,795	$843,585	$10,202	$(393,783)	$2,641,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$90,371	$—	$—	$90,371
Other liabilities	108,975	243,010	6,607	—	358,592
Intercompany	1,210	—	(1,210)	—	—
Obligations related to consolidated inventory not owned	—	70,608	—	—	70,608
Senior notes (net of discounts of $2,565)	1,522,435	—	—	—	1,522,435
Junior subordinated notes	103,093	—	—	—	103,093
Other notes payable	—	50,618	—	—	50,618
Model home financing obligations	71,231	—	—	—	71,231

Total liabilities	1,806,944	454,607	5,397	—	2,266,948

Stockholders’ equity	374,851	388,978	4,805	(393,783)	374,851

Total liabilities and stockholders’ equity	$2,181,795	$843,585	$10,202	$(393,783)	$2,641,799

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Three Months Ended December 31, 2008
Total revenue	$—	$232,134	$230	$—	$232,364
Home construction and land sales expenses	12,693	193,153	—	—	205,846
Inventory impairments and option contract abandonments	537	12,172	—	—	12,709

Gross (loss) profit	(13,230)	26,809	230	—	13,809
Selling, general and administrative expenses	—	56,149	60	—	56,209
Depreciation and amortization		3,783			3,783
Goodwill impairment	—	16,143	—	—	16,143

Operating (loss) income	(13,230)	(49,266)	170	—	(62,326)
Equity in (loss) of unconsolidated joint ventures	—	(1,413)	—	—	(1,413)
Other (expense) income, net	(21,237)	2,952	6	—	(18,279)

(Loss) income before income taxes	(34,467)	(47,727)	176	—	(82,018)
(Benefit from) provision for income taxes	(12,556)	10,522	71	—	(1,963)
Equity in loss of subsidiaries	(58,144)	—	—	58,144	—

Net (loss) income from continuing operations	(80,055)	(58,249)	105	58,144	(80,055)
Net loss from discontinued operations	—	(220)	—	—	(220)
Equity in loss of subsidiaries	(220)	—	—	220	—

Net (loss) income	$(80,275)	$(58,469)	$105	$58,364	$(80,275)

Three Months Ended December 31, 2007
Total revenue	$—	$500,450	$204	$—	$500,654

Home construction and land sales expenses	24,850	411,466	—	—	436,316
Inventory impairments and option contract abandonments	4,952	163,560	—	—	168,512

Gross (loss) profit	(29,802)	(74,576)	204	—	(104,174)

Selling, general and administrative expenses	—	88,114	48	—	88,162
Depreciation and amortization	—	5,978	—	—	5,978

Operating (loss) income	(29,802)	(168,668)	156	—	(198,314)
Equity in (loss) of unconsolidated joint ventures	—	(16,140)	—	—	(16,140)
Other (expense) income, net	(6,510)	3,617	44	—	(2,849)

(Loss) income before income taxes	(36,312)	(181,191)	200	—	(217,303)
(Benefit from) provision for income taxes	(13,592)	(66,124)	74	—	(79,642)
Equity in loss of subsidiaries	(114,941)	—	—	114,941	—

Net (loss) income from continuing operations	(137,661)	(115,067)	126	114,941	(137,661)
Net loss from discontinued operations	—	(575)	—	—	(575)
Equity in loss of subsidiaries	(575)	—	—	575	—

Net (loss) income	$(138,236)	$(115,642)	$126	$115,516	$(138,236)

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Cash Flow Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

For the three months ended December 31, 2008
Net cash used in operating activities	$(35,252)	$(77,126)	$470	$—	$(111,908)

Cash flows from investing activities:
Capital expenditures	—	(1,663)	—	—	(1,663)
Investments in unconsolidated joint ventures	—	(1,938)	—	—	(1,938)
Changes in restricted cash	(18,782)	92	—	—	(18,690)

Net cash used in investing activities	(18,782)	(3,509)	—	—	(22,291)

Cash flows from financing activities:
Repayment of other secured notes payable	—	(192)	—	—	(192)
Repayment of model home financing obligations	(11,994)	—	—	—	(11,994)
Debt issuance costs	(604)	—	—	—	(604)
Common stock redeemed	(13)	—	—	—	(13)
Tax benefit from stock transactions	(476)	—	—	—	(476)
Advances to/from subsidiaries	(68,536)	67,530	31	975	—

Net cash (used in) provided by financing activities	(81,623)	67,338	31	975	(13,279)

(Decrease) increase in cash and cash equivalents	(135,657)	(13,297)	501	975	(147,478)
Cash and cash equivalents at beginning of period	575,856	14,806	5	(6,333)	584,334

Cash and cash equivalents at end of period	$440,199	$1,509	$506	$(5,358)	$436,856

For the three months ended December 31, 2007
Net cash (used in) provided by operating activities	$(39,102)	$27,972	$(259)	$—	$(11,389)

Cash flows from investing activities:
Capital expenditures	—	(4,194)	—	—	(4,194)
Investments in unconsolidated joint ventures	—	(4,979)	—	—	(4,979)
Changes in restricted cash	—	(90,816)	—	—	(90,816)

Net cash used in investing activities	—	(99,989)	—	—	(99,989)

Cash flows from financing activities:
Repayment of other secured notes payable	—	(83,055)	—	—	(83,055)
Repayment of model home financing obligations	(1,829)	—	—	—	(1,829)
Debt issuance costs	(21,135)	—	—	—	(21,135)
Common stock redeemed	(12)	—	—	—	(12)
Tax benefit from stock transactions	(388)	—	—	—	(388)
Advances to/from subsidiaries	(31,637)	145,457	(528)	(113,292)	—

Net cash (used in) provided by financing activities	(55,001)	62,402	(528)	(113,292)	(106,419)

Decrease in cash and cash equivalents	(94,103)	(9,615)	(787)	(113,292)	(217,797)
Cash and cash equivalents at beginning of period	447,296	9,700	1,559	(4,218)	454,337

Cash and cash equivalents at end of period	$353,193	$85	$772	$(117,510)	$236,540

(13) Discontinued Operations
On February 1, 2008, the Company determined that it would discontinue its mortgage origination services through Beazer Mortgage Corporation (“BMC”). In February 2008, the Company entered into a new marketing services arrangement with Countrywide Financial Corporation (“Countrywide”), whereby the Company would market Countrywide as the preferred mortgage provider to its customers. In addition, during the three months ended March 31, 2008, the Company wrote off its entire $7.1 million investment in Homebuilders Financial Network LLC (“HFN”). HFN was a joint venture investment which was established to provide loan processing services to mortgage originators. The Company assigned its ownership interest to its joint venture partner. The Company’s joint venture interest in HFN was not owned by Beazer Mortgage Corporation and, therefore, the associated investment as of December 31, 2007 is not included in the discontinued operations information presented below.
The Company has classified the results of operations of BMC, previously included in our Financial Services segment, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented in accordance with SFAS 144. As of December 31, 2008, substantially all BMC operating activities have ceased. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of operations.
The results of the BMC operations classified as discontinued operations in the unaudited condensed consolidated statements of operations for the three months ended December 31, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended
	December 31,
	2008	2007
Total revenue	$—	$2,494
Loss from discontinued operations before income taxes	(220)	(922)
Benefit from income taxes	—	(347)
Loss from discontinued operations, net of tax	$(220)	$(575)
Assets and liabilities from discontinued operations at December 31, 2008 and September 30, 2008, which entirely relates to BMC, consist of the following (in thousands):

	December 31,	September 30,
	2008	2008
ASSETS
Accounts receivable	2	2,305
Residential mortgage loans available-for-sale	94	94
Other	34	40

Assets of discontinued operations	$130	$2,439

LIABILITIES
Trade accounts payable and other liabilities	$381	$360

Liabilities of discontinued operations	$381	$360

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview: Throughout fiscal 2008 and into the first quarter of fiscal 2009, the homebuilding environment continued to deteriorate as consumer confidence declined, unemployment increased, the availability of home mortgage credit tightened significantly and the economy continued to slow down. Specifically, the credit markets and the mortgage industry have been experiencing a period of unparalleled turmoil and disruption characterized by bankruptcy, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government. While the ultimate outcome of these events cannot be predicted, it has made it more difficult for homebuyers to obtain acceptable financing. In addition, the supply of new and resale homes in the marketplace remained excessive for the levels of consumer demand, further challenged by an increased number of foreclosed homes offered at substantially reduced prices. These pressures in the marketplace resulted in the use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels by us and many of our competitors.
We have responded to this challenging environment with a disciplined approach to the business with continued reductions in direct costs, overhead expenses and land spending. We did not pursue a strategy of additional sales incentives or sales price reductions during the quarter in an effort to generate additional sales absorptions due to our belief that those strategies would not significantly improve the number of new home orders this quarter. We believe that the confluence of the new Congress and the new White House administration will enact a fiscal stimulus package focused on job creation and increased availability of credit and that results of these stimuli may ultimately lead to improved sales absorptions without continued degradation of home sales margins. We have limited our supply of unsold homes under construction and have focused on the generation of cash from our existing inventory supply as we strive to align our land supply and inventory levels to current expectations for home closings.
We have also completed a comprehensive review of each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review, which was concluded during the first quarter of fiscal 2008, entailed an evaluation of both external market factors and our position in each market and has resulted in the decision formalized and announced on February 1, 2008, to discontinue homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH and Lexington, KY. During the third quarter of fiscal 2008, we announced our decision to discontinue homebuilding operations in Colorado and Fresno, CA. We are actively completing an orderly exit from each of these markets and remain committed to our remaining customer care responsibilities. We have committed to complete all homes under construction in these markets and are in the process of marketing the remaining land positions for sale. While the underlying basis for exiting each market was different, in each instance we concluded we could better serve shareholder interests by re-allocating the capital employed in these markets. As of December 31, 2008, these markets represented approximately 2% of the Company’s total assets and are aggregated in our Other Homebuilding segment.
In addition, as disclosed in our 2007 Form 10-K, the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the “Investigation”) and concluded in May 2008, identified accounting and financial reporting errors and irregularities which resulted in the restatement of certain of our prior period consolidated financial statements and found evidence that employees of the Company’s Beazer Mortgage Corporation (“Beazer Mortgage”) subsidiary violated certain federal and/or state regulations, including U.S. Department of Housing and Urban Development (“HUD”) regulations. Areas of concern uncovered by the Investigation included our former practices in the areas of: down payment assistance program; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate. We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. See Note 9 to the unaudited condensed consolidated financial statements for additional discussion of this matter. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of December 31, 2008.
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
Outlook: We expect that the remainder of fiscal 2009 will pose significant challenges for us. Like many other homebuilders, we have experienced a material reduction in revenues and margins and we incurred significant net losses in fiscal 2008 and the first quarter of fiscal 2009. These net losses were driven primarily by asset impairment and lot option abandonment charges incurred in those periods.

We believe that the homebuilding market will remain challenging throughout fiscal 2009 and, as a result, it is likely that we will also incur additional net losses in 2009, which will further reduce our stockholders’ equity.
Certain of our property-specific secured notes payable agreements contain covenants that require us to maintain minimum levels of stockholders’ equity (or some variation, such as tangible net worth) or maximum levels of debt to stockholders’ equity. Although the specific covenants and related definitions vary among the agreements, further reductions in our stockholders’ equity, absent the receipt of waivers, may cause breaches of some or all of these covenants. Breaches of certain of these covenants, to the extent they lead to an acceleration, may result in cross defaults under our senior notes. The dollar value of property-specific secured notes payable agreements containing stockholders’ equity-related covenants totaled $39.2 million at December 31, 2008. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
In addition, the size of our Secured Revolving Credit Facility, which has recently been reduced to $250 million, is subject to further reduction to $100 million if our consolidated tangible net worth (defined in the agreement as stockholders’ equity less intangible assets as defined) falls below $250 million. At December 31, 2008, our consolidated tangible net worth for purposes of this covenant was $255 million. If our consolidated tangible net worth falls below $100 million, we would be in default of the Secured Revolving Credit Facility. Under such circumstances, the lenders could terminate the facility, accelerate our obligations thereunder or require us to post cash collateral to support our existing letters of credit. At December 31, 2008, we had letters of credit outstanding of $56.0 million under the Secured Revolving Credit Facility. An acceleration of this facility may also result in cross defaults under our senior notes.
Decreased levels of stockholders’ equity may also trigger our obligations to consummate offers to purchase 10% of our non-convertible senior notes at par if our consolidated tangible net worth is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $134.5 million of notes, based on amounts outstanding at December 31, 2008.
Further, several of our joint ventures are in default under their debt agreements at December 31, 2008 or are at risk of defaulting. Although neither the Company nor any of its subsidiaries is the borrower of any of this joint venture debt, we have issued guarantees of various types with respect to many of these joint ventures. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. The total dollar value of our repayment and loan-to-value maintenance guarantees was $45.0 million at December 31, 2008. See Notes 3 and 9 to the unaudited condensed consolidated financial statements.
As noted in Note 9 to the unaudited condensed consolidated financial statements, we are under criminal and civil investigations by the United States Attorney’s office in the Western District of North Carolina and other federal and state agencies. The investigations could result in, among other consequences, the payment of substantial criminal or civil fines or penalties. As of December 31, 2008, we are not able to estimate the potential magnitude of such potential fines or penalties.
Our cash and cash equivalents at December 31, 2008 was $436.9 million. Although we expect to incur a net loss during the remainder of fiscal 2009, we received cash tax refunds of approximately $168 million in January 2009 which, we believe together with our cash and cash equivalents as of December 31, 2008, cash generated from our operations during the remainder of fiscal 2009 and availability, if any, under our Secured Revolving Credit Facility will be adequate to meet our liquidity needs during fiscal 2009. Additionally, we may be able to reduce our investment in land and homes to generate further liquidity. However, if we are required to fund all of the potential obligations associated with lower levels of stockholders’ equity and joint venture defaults, we would have cash requirements, not including any fines or penalties associated with the government investigations, totaling approximately $275 million which would significantly reduce our overall liquidity.
As a result of these issues, in addition to our continued focus on generation and preservation of cash, we are also focused on increasing our stockholders’ equity and reducing our leverage. In order to accomplish this goal, we will likely need to issue new common or preferred equity. Any new issuance may take the form of public or private offerings for cash, equity issued to consummate acquisitions of assets or equity issued in exchange for a portion of our outstanding debt. In addition, we may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. There can be no assurance that we will be able to complete any of these transactions on favorable terms or at all. We currently intend to attempt to resolve our issues with government authorities before pursuing any significant changes in the capital structure.
Critical Accounting Policies: Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2008, our most critical accounting policies relate to inventory valuation (inventory held for development and land held for sale), goodwill valuation, revenue recognition, warranty reserves, investments in unconsolidated joint ventures and income tax valuation allowances. Since September 30, 2008, there have been no significant changes to those critical accounting policies.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, beginning in the second half of fiscal 2006 and continuing through the first quarter of fiscal 2009, we continued to experience challenging conditions in most of our markets which contributed to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations.
RESULTS OF OPERATIONS:

	Quarter Ended December 31,
($ in thousands)	2008	2007
Revenues:
Homebuilding	$230,411	$491,787
Land and lot sales	1,465	7,565
Financial Services	488	1,302

Total	$232,364	$500,654

Gross profit (loss)
Homebuilding	$13,108	$(107,755)
Land and lot sales	213	2,279
Financial Services	488	1,302

Total	$13,809	$(104,174)

Selling, general and administrative (SG&A) expenses:
Homebuilding	$55,717	$87,487
Financial Services	492	675

Total	$56,209	$88,162

Depreciation and amortization	$3,783	$5,978

As a percentage of total revenue:

Gross Margin	5.9%	-20.8%
SG&A — homebuilding	24.0%	17.5%
SG&A — Financial Services	0.2%	0.1%

Goodwill impairment	$16,143	$—

Equity in loss of unconsolidated joint ventures from:
Joint venture activities	$(120)	$(3,305)
Impairments	(1,293)	(12,835)

Equity in loss of unconsolidated joint ventures	$(1,413)	$(16,140)

Effective tax rate from continuing operations	2.4%	36.7%

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
Revenues. The continued deterioration of the housing industry contributed to a 53.6% decrease in revenues in the quarter ended December 31, 2008 compared to the quarter ended December 31, 2007. Homes closed decreased by 53.2% to 938 from 2,006 for the quarters ended December 31, 2008 and December 31, 2007, respectively, as tightening of mortgage credit availability, an increase in home foreclosures and other economic factors impacted consumer homebuyers. This decline was especially pronounced throughout our markets in our East and Southeast segments. The average sales price of homes closed remained relatively flat compared to the same quarter of the prior year due to changes in the mix and location of homes closed from period to period; however, average sales price for similar products did decrease throughout fiscal 2008 primarily due to increased price competition and subsequent price discounting and increasing sales incentives related to the challenging market conditions, including the increased number of foreclosed homes on the market at below average sales prices.
In addition, we had $1.5 million and $7.6 million of land sales for the three months ended December 31, 2008 and 2007, respectively.
Gross Profit (Loss). Gross margin for three months ended December 31, 2008 was 5.9% compared to a gross margin of -20.8% for the comparable period of the prior year. Gross margins continued to be negatively impacted by weakness in the homebuilding industry. The increase in gross margin was directly related to non-cash pre-tax inventory impairments and option contract abandonments of $12.7 million for the three months ended December 31, 2008 compared to $168.5 million for the three months ended December 31, 2007. During the quarter ended December 31, 2008, given the significant turmoil in the general economy and the mortgage markets in particular and the general hesitancy of consumers to make a significant investment in a home, we purposefully did not reduce the sales price of homes to increase sales absorptions, and, therefore, impairments for the quarter may not be indicative of an improving trend.

In an effort to redeploy assets to more profitable endeavors, we executed several land sales in the comparable period of the prior year. We realized a gain on land sales of $0.2 million and $2.3 million for the three months ended December 31, 2008 and 2007, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) totaled $56.2 million in the quarter ended December 31, 2008 and $88.2 million in the quarter ended December 31, 2007. The 36.2% decrease in SG&A expense during the periods presented is primarily related to cost reductions realized as a result of our comprehensive review and realignment of our overhead structure in light of our reduced volume expectations, lower sales commissions from decreased revenues and decreased investigation-related costs and severance costs. SG&A expense for the quarters ended December 31, 2008 and 2007 included $0.9 million and $3.2 million, respectively, in severance costs and $2.2 million and $7.0 million, respectively, of investigation related costs. As of December 31, 2008, we had reduced our overall number of employees by 609 or 32% as compared to December 31, 2007, or a cumulative reduction of 70% since September 30, 2006. In January 2009, in an effort to further manage operating expenses in this challenging environment, we reduced our personnel by an additional 300 employees. We anticipate approximately $4.0 million of severance and other costs related to these January 2009 layoffs.
As a percentage of total revenue, SG&A expenses were 24.2% and 17.6% in the quarters ended December 31, 2008 and 2007, respectively. The increase in SG&A costs as a percentage of total revenue is primarily related to the impact of fixed overhead expenses on reduced revenues.

Depreciation and Amortization. Depreciation and amortization (“D&A”) totaled $3.8 million and $6.0 million for the three months ended December 31, 2008 and 2007, respectively. The decrease in D&A during the periods presented is related to reduced spending on model furnishings and sales office improvements as a result of our strategic review of our communities and reduced depreciation related to the consolidation of divisional offices and the discontinuation of our mortgage services in fiscal 2008.
Goodwill Impairment Charges. The Company experienced a significant decline in its market capitalization during the three months ended December 31, 2008 (the first quarter of fiscal 2009). In addition, we believe the unprecedented macro-economic events, including the failure and near failure of several significant financial institutions, have resulted in a temporary, but significant curtailment of consumer and business credit activities. As a result, consumer confidence declined, unemployment increased and the pace of new home orders slowed. As of December 31, 2008, we considered these current and expected future market conditions and estimated that our remaining goodwill was impaired and recorded a pretax, non-cash goodwill impairment charge of $16.1 million in the first quarter of fiscal 2009 related to our reporting units in Houston, Texas, Maryland and Nashville, Tennessee. The goodwill impairment charges were based on estimates of the fair value of the reporting units. These charges are reported in Corporate and Unallocated and are not allocated to our homebuilding segments.

Joint Venture Impairment Charges. As of December 31, 2008, we participated in 19 land development joint ventures in which we had less than a controlling interest. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. As a result of the further deterioration of the housing market in fiscal 2008 and the first quarter of fiscal 2009, we wrote down our investment in certain of our joint ventures reflecting $1.3 million and $12.8 million of impairments of inventory held within those joint ventures during the quarters ended December 31, 2008 and 2007, respectively. If these adverse market conditions continue or worsen, we may have to take further writedowns of our investments in these joint ventures that may have a material adverse effect on our financial position and results of operations.
Income Taxes. Our effective tax rate for continuing operations was 2.4% and 36.7% for the three months ended December 31, 2008 and 2007, respectively. The effective tax rate for the quarter ended December 31, 2008 was impacted by the $16.1 million non-deductible, non-cash goodwill impairment charge discussed above and the valuation allowance on deferred tax assets. As we are in a cumulative loss position, as analyzed under SFAS 109, and based on the lack of sufficient objective evidence regarding the realization of our deferred tax assets in the foreseeable future, we have recorded a valuation allowance for substantially all of our deferred tax assets (see Note 8 to the unaudited condensed consolidated financial statements for additional information). Our tax benefit of $2.0 million for the three months ended December 31, 2008, resulted from the reduction in our liabilities for unrecognized tax benefits related to effectively settling a state examination and the expiration of certain statutes of limitations, offset by interest expense on our remaining liabilities for unrecognized tax benefits.
The principal difference between our effective rate and the U.S. federal statutory rate for the three months ended December 31, 2008 is due to our valuation allowance, state income taxes incurred and the non-deductible goodwill impairment charge. The principal difference between our effective rate and the U.S. federal statutory rate for the three months ended December 31, 2007 is due to state income taxes incurred.
Segment Results for the Three Months Ended December 31, 2008 and 2007:
Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues and the average selling prices of our homes by reportable segment ($ in thousands):

	Homebuilding Revenues			Average Selling Price
	Quarter Ended December 31,			Quarter Ended December 31,
	2008	2007	Change	2008	2007	Change
West	$102,912	$150,023	-31.4%	$234.4	$246.9	-5.1%
East	73,191	172,840	-57.7%	270.1	256.1	5.5%
Southeast	41,028	107,778	-61.9%	227.9	237.4	-4.0%
Other	13,280	61,146	-78.3%	276.7	224.0	23.5%

Total	$230,411	$491,787	-53.1%	$245.6	$244.7	0.4%

Homebuilding revenues decreased for the quarter ended December 31, 2008 compared to comparable period of the prior year due to a 53.2% overall decrease in closings, related to reduced demand, a continued high rate of cancellations and excess capacity in both new and resale markets (including increased foreclosures available at lower prices) as investors continued to divest of prior home purchases and potential homebuyers have difficulty selling their homes and/or obtaining financing. In addition, credit tightening in the mortgage markets and a decline in consumer confidence in all of our markets further compounded the market deterioration in the quarter ended December 31, 2008.
Homebuilding revenues in our West segment decreased 31.4% driven by decreased closings of 27.3% and decreased average sales prices of 5.1%. These decreases were particularly impacted by credit tightening in the mortgage markets, the existence of excess capacity in both new home and resale markets and a decline in consumer confidence in all of our markets in this segment.
For the quarter ended December 31, 2008, our East segment homebuilding revenues decreased by 57.7% driven by a 59.9% decline in closings. This decline reflects the impact of excess capacity in the resale markets and competitive pricing pressures. The increase in average sales prices in the East segment represents a change in the mix of products sold within the markets and is not indicative of an increase in home prices for comparable products.

Our Southeast segment continued to be challenged by significant declines in demand, high cancellations and excess capacity in both the new home and resale markets, driving a decrease in homebuilding revenues of 61.9% for the quarter ended December 31, 2008 as compared to the same period of the prior year. Home closings in the Southeast segment decreased by 60.4% from the prior year due to deteriorating market conditions and competitive pressures. The decrease in closings was driven by higher cancellations, lower demand, higher available supply or new and resale inventory, increased competition and the tightening of credit requirements and decreased availability of mortgage options for potential homebuyers.
Homebuilding revenues in our Other Homebuilding markets decreased 78.3% in the quarter ended December 31, 2008 due to decreased closings of 82.4% as a result of our fiscal 2008 strategic decision to exit these markets and optimize our capital and resource allocation in markets better suited to enhance our long-term financial position. The increase in average sales prices in this segment represents a change in the mix of products sold within the markets and is not indicative of an increase in home prices for comparable products. As of December 31, 2008, we had 4 homes in backlog related to these communities and 915 lots held for sale.

Land and Lot Sales Revenues. The table below summarizes land and lot sales revenues by reportable segment ($ in thousands):

	Quarter Ended December 31,
	2008	2007	Change
West	$505	$3,571	-85.9%
East	—	7	-100.0%
Southeast	45	—	100.0%
Other	915	3,987	-77.1%

Total	$1,465	$7,565	-80.6%

Land and lot sales in our Other Homebuilding segment in both periods relate to our strategic decision to exit these markets. Land and lot sales revenues in our West segment in both periods relate to land and lots sold that did not fit within our homebuilding programs in this segment.
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

	Quarter Ended December		Quarter Ended December
	31, 2008		31, 2007
	Gross Profit	Gross	Gross (Loss)	Gross
	(Loss)	Margin	Profit	Margin
West	$11,718	11.4%	$(30,883)	-20.6%
East	7,960	10.9%	(102)	-0.1%
Southeast	4,932	12.0%	(14,035)	-13.0%
Other	1,325	10.0%	(35,539)	-58.1%
Corporate & unallocated	(12,827)		(27,196)

Total homebuilding	13,108	5.7%	(107,755)	-21.9%

Land and lot sales	213	14.5%	2,279	30.1%
Financial services	488	100.0%	1,302	100.0%

Total	$13,809	5.9%	$(104,174)	-20.8%

The increase in gross margins across all segments is primarily due to lower inventory impairments and lot option abandonment charges.
Corporate and unallocated. Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs. The decrease in corporate and unallocated costs relates primarily to a $12.2 million reduction in the amortization of capitalized interest costs due to a lower capitalizable inventory base and an increase in disallowed interest for capitalization which is recorded as other expense in the unaudited condensed consolidated financial statements. The three months ended December 31, 2007 also included additional expenses related to the impairment of capitalized interest and indirect costs in connection with our impairment of inventory held for development.

Land and Lot Sales Gross Profit (Loss). The table below summarizes land and lot sales gross profit (loss) by reportable segment ($ in thousands):

	Quarter Ended December 31,
	2008	2007	Change
West	$(49)	$1,606	-103.1%
East	—	5	-100.0%
Southeast	39	—	n/a
Other	223	668	-66.6%

Total	$213	$2,279	-90.7%

Inventory Impairments. The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded for the three months ended December 31, 2008 and 2007 (in thousands):

	Quarter Ended December 31,
	2008	2007
Development projects and homes in process (Held for Development)
West	$7,833	$59,352
East	2,903	22,956
Southeast	97	9,437
Other	44	8,437
Unallocated	1,110	7,889

Subtotal	$11,987	$108,071

Land Held for Sale
West	$161	$—
East	—	—
Southeast	15	10,769
Other	81	22,671

Subtotal	$257	$33,440

Lot Option Abandonments
West	$12	$45
East	210	2,098
Southeast	49	12,089
Other	194	12,769

Subtotal	$465	$27,001

Total	$12,709	$168,512

The inventory impaired during the three months ended December 31, 2008 represented 339 lots in 6 communities with an estimated fair value of $23.3 million compared to 2,886 lots in 62 communities with an estimated fair value of $186.5 million for the three months ended December 31, 2007. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the continued decline in the homebuilding environment. Our fiscal 2009 first quarter inventory impairment assessment assumed that the significant decline in new home orders experienced during the quarter ended December 31, 2008 resulted from the unprecedented macro-economic events including the failure and near failure of several financial institutions. These events resulted in temporary, but significant curtailment of consumer and business credit activities. In addition, we assumed that increased sales incentives and/or home sale price reductions would not produce meaningful improvement in the pace of new home orders in light of this curtailed credit environment. In future periods, we may again determine that it is prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, it is reasonably possible that a future change in sales prices and absorption estimates could lead to additional impairments.

During the three months ended December 31, 2007, as a result of the Company’s decision to re-allocate capital employed through strategic sales of select properties and through the exiting of certain markets no longer viewed as strategic and based on current estimated fair values, less costs to sell, as compared to book values, we recorded impairments on land held for sale. These impairments were primarily located in our exit markets in Ohio and Charlotte, North Carolina.
We also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $45.4 million at December 31, 2008. This amount includes non-refundable letters of credit of approximately $6.3 million. The total remaining purchase price, net of cash deposits, committed under all options was $437.9 million as of December 31, 2008. Only $33.2 million of the net remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.
In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded lot option abandonment charges during the three months ended December 31, 2008 and 2007 of $0.5 million and $27.0 million, respectively. Southeast and Other Homebuilding segments represented 44.8% and 47.3% of the three-month fiscal 2008 abandonments, respectively, as we made the decision to abandon certain option contracts that no longer fit in our long-term strategic plan and related to our decision to exit our Ohio and Charlotte, North Carolina markets.
Unit Data by Segment

	New Orders, net			Cancellation Rates		Closings
	Three Months Ended December 31,
	2008	2007	Change	2008	2007	2008	2007	Change
West	253	455	-44.4%	49.6%	47.0%	439	604	-27.3%
East	201	313	-35.8%	40.9%	57.1%	271	675	-59.9%
Southeast	79	286	-72.4%	45.9%	34.3%	180	454	-60.4%
Other	12	198	-93.9%	50.0%	38.7%	48	273	-82.4%

Total	545	1,252	-56.5%	45.6%	46.6%	938	2,006	-53.2%

New Orders and Backlog: New orders, net of cancellations, decreased 56.5% to 545 units for the three months ended December 31, 2008 compared to 1,252 units for the same period in the prior year driven by weaker market conditions resulting in reduced demand. In addition, during the first quarter of fiscal 2009, given the significant turmoil in the general economy and the mortgage markets in particular, we purposefully did not reduce the sales prices of homes to increase home sales absorptions. For the three months ended December 31, 2008, we experienced cancellation rates of 45.6% compared to 46.6% for the same period of the prior year. These cancellation rates in both periods reflect the continued challenging market environment which includes the inability of many potential homebuyers to sell their existing homes and obtain affordable financing. The increase in cancellation rates in our Other Homebuilding segment primarily relates to our decision to exit all of the markets in this segment.
Backlog reflects the number and value of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog at December 31, 2008 of $227.2 million decreased 62.5% from $605.2 million at December 31, 2007, related to a decrease in the number of homes in backlog from 2,231 units at

December 31, 2007 to 965 units at December 31, 2008. The decrease in the number of homes in backlog across all of our markets is driven primarily by the aforementioned market weakness and lower new orders.

	Backlog at December 31,
	2008	2007	Change
West	341	656	-48.0%
East	415	955	-56.5%
Southeast	205	322	-36.3%
Other	4	298	-98.7%

Total	965	2,231	-56.7%

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
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of December 31, 2008, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
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
Consistent with the seasonal nature of our business, we used $147.5 million and $217.8 million in cash during the first quarter of fiscal 2009 and 2008, respectively, primarily for the payment of liabilities incurred during the fourth quarter of the prior fiscal year. As of December 31, 2008, our liquidity position consisted of $436.9 million in cash and cash equivalents. Subsequent to December 31, 2008, we further improved our liquidity position with our receipt of approximately $168 million in tax refunds that were included in income tax receivables as of December 31, 2008.
Our decrease in cash and cash equivalents as of December 31, 2008 as compared to cash and cash equivalents of $584.3 million at September 30, 2008, was due primarily to cash used in operating activities of $111.9 million relating primarily to the significant reductions in trade accounts payable and other liabilities and compared to net cash used in operations of $11.4 million in the comparable period of the prior year. Based on the applicable year’s closings, as of December 31, 2008, our land bank includes a 5.2 year supply of owned and optioned land/lots for current and future development. Our ending land bank includes 36,642 owned and optioned lots and represents 7.5% and 37.0% decreases from the land bank as of September 30, 2008 and December 31, 2007, respectively. As the homebuilding market declined, we were successful in significantly reducing our land bank through the abandonment of lot option contracts, the sale of land assets not required in our homebuilding program and through the sale of new homes. The decrease in the number of owned lots in our land bank from December 31, 2007 to December 31, 2008 related to our decision to eliminate non-strategic positions to align our land supply with our expectations for future home closings.
Net cash used in investing activities was $22.3 million compared to $100.0 million for the three months ended December 31, 2008 and 2007, respectively, as we were able to reduce the amount of cash restricted under our amended Revolving Credit Facility.
Net cash used in financing activities was $13.3 million for the three months ended December 31, 2008 related primarily to the repayment of certain secured notes payable and model home financing obligations and the payment of debt issuance costs. Net cash used in financing activities was $106.4 million for the comparable prior of fiscal 2008 and consisted primarily of the repayment of $83.1 million of other secured notes payable and $21.1 million of debt issuance costs.

As the homebuilding markets have contracted, we have continued to decrease the size of our business through a reduction in personnel and the closeout of additional communities. We have continued our focus on cash generation and preservation to ensure we have the required liquidity to fund our operations as we attempt to build availability under our Secured Revolving Credit Facility.
We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Secured Revolving Credit Facility. There were no amounts outstanding under the Secured Revolving Credit Facility at December 31, 2008 or September 30, 2008; however, we had $56.0 million and $61.2 million of letters of credit outstanding under the Secured Revolving Credit Facility at December 31, 2008 and September 30, 2008, respectively. We believe that the cash and cash equivalents at December 31, 2008 of $436.9 million, the subsequent receipt of our income tax refunds of approximately $168 million in January 2009, cash generated from our operations and availability, if any, under our Secured Revolving Credit Facility will be adequate to meet our liquidity needs during fiscal 2009. However, if we are required to fund all of the potential obligations associated with lower levels of stockholders’ equity and joint venture defaults, as more fully discussed above, we would have cash requirements, not including any fines or penalties associated with the government investigations, totaling approximately $275 million which would significantly reduce our overall liquidity.
As a result of these issues, in addition to our continued focus on generation and preservation of cash, we are also focused on increasing our stockholders’ equity and reducing our leverage. In order to accomplish this goal, we will likely need to issue new common or preferred equity. Any new issuance may take the form of public or private offerings for cash, equity issued to consummate acquisitions of assets or equity issued in exchange for a portion of our outstanding debt. We may also from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. In addition, any material variance from our projected operating results or land investments, or investments in or acquisitions of businesses, payment of regulatory and/or criminal fines or our inability to increase our availability under our Secured Revolving Credit Facility, as described in more detail below, could require us to obtain additional equity or debt financing. Any such equity transactions or debt financing may be on terms less favorable or at higher costs than our current financing sources, depending on future market conditions and other factors including any possible downgrades in our credit ratings or adverse commentaries issued by rating agencies in the future. Also, there can be no assurance that we will be able to complete any of these transactions on favorable terms or at all. We currently intend to attempt to resolve our issues with government authorities before pursuing any significant changes in the capital structure.
Borrowings
At December 31, 2008 and September 30, 2008 we had the following long-term debt (in thousands):

		December 31,	September 30,
	Maturity Date	2008	2008
Secured Revolving Credit Facility	July 2011	$—	$—
8 5/8% Senior Notes*	May 2011	180,000	180,000
8 3/8% Senior Notes*	April 2012	340,000	340,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	51,406	50,618
Model home financing obligations	Various Dates	59,238	71,231
Unamortized debt discounts		(2,448)	(2,565)

Total		$1,736,289	$1,747,377

*	Collectively, the “Senior Notes”
Secured Revolving Credit Facility —On August 7, 2008, we entered into an amendment to our Secured Revolving Credit Facility which changed the size, covenants and pricing for the facility. The size of the Secured Revolving Credit Facility was reduced from $500 million to $400 million and is subject to further reductions to $250 million and $100 million if our consolidated tangible net worth (defined in the agreement as stockholders’ equity less intangible assets as defined) falls below $350 million and $250 million, respectively. As of September 30, 2008, our consolidated tangible net worth was $314.4 million. As a result, the facility size was reduced to $250 million. Further, the facility size is subject to reduction to $200 million if our interest coverage ratio for the quarter ending June 30, 2010 is less than 1.0x.

We have the option to elect two types of loans under the Secured Revolving Credit Facility which incur interest as applicable based on either the Alternative Base Rate or the Applicable Eurodollar Margin (both defined in the Secured Revolving Credit Facility). The Secured Revolving Credit Facility contains various operating and financial covenants. Substantially all of our significant subsidiaries are guarantors of the obligations under the Secured Revolving Credit Facility (see Note 12 to the unaudited condensed consolidated financial statements).
There were no amounts outstanding under the Secured Revolving Credit Facility at December 31, 2008 or September 30, 2008; however, we had $56.0 million and $61.2 million of letters of credit outstanding under the Secured Revolving Credit Facility at December 31, 2008 and September 30, 2008, respectively.
Availability under the facility continues to be subject to satisfaction of a secured borrowing base. The amendment provided that the book value of the assets securing the facility must exceed 3.0x the outstanding loans and letters of credit. Such coverage level increases to 4.5x and 6.0x to the extent the facility size is reduced to $250 million or $100 million, respectively. As a result of the increase in collateral coverage to 4.5x during the first quarter of fiscal 2009, we were required to provide a total of $18.8 million in cash to fully collateralize our outstanding letters of credit which is included in restricted cash on the unaudited condensed consolidated balance sheet as of December 31, 2008. Subsequent to the filing of this Form 10-Q, we will be required to provide an additional $1.7 million in cash to fully collateralize our outstanding letters of credit. We intend to add approximately $250 million of additional real estate assets to the borrowing base over the next twelve months, which is anticipated to provide up to $35 million in additional borrowing base availability after providing for the return of the restricted cash. Assets in the borrowing base, and therefore any future availability are subject to required appraisals and other bank review procedures. The availability under our facility is not impacted by any actions of the respective credit rating agencies. The value of the real estate assets securing our borrowing base could decline should the downturn in our industry worsen. Any reduction in value could result in a reduction in available borrowing capacity under the Secured Revolving Credit Facility.
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
The financial maintenance covenants pertaining to the leverage ratio, interest coverage ratio and land inventory were eliminated as part of the August amendment. The remaining financial maintenance covenants are a minimum tangible net worth covenant (which requires us to have at least $100 million of consolidated tangible net worth) and a minimum liquidity covenant. The minimum liquidity covenant, which is applicable for so long as our interest coverage ratio is less than 1.75x, requires us to maintain either (a) $120 million of unrestricted cash and borrowing base availability or (b) a ratio (the “Adjusted Coverage Ratio”) of adjusted cash flow from operations (defined as cash flow from operations plus interest incurred) to interest incurred of at least 1.75x. The following table sets forth our financial covenant requirements under our Secured Revolving Credit Facility and our compliance with such covenants as of December 31, 2008:

Financial Covenant	Covenant Requirement	Actual
Consolidated Tangible Net Worth	> $100 million	$255 million

Minimum Liquidity	> $120 million of unrestricted cash and borrowing base availability OR Adjusted Coverage Ratio > 1.75x	$437 million of unrestricted cash and borrowing base availability and Adjusted Coverage Ratio of 2.67x
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
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At December 31, 2008, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, each indenture (other than the indenture governing the convertible Senior Notes) requires us to offer to purchase 10% of each series of Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets as defined) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $134.5 million of notes, based on amounts outstanding at December 31, 2008.
In June 2004, we issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”). We may at our option redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009 at specified redemption prices. Holders have the right to require us to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019. In each case, we will pay a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased plus any accrued and unpaid interest, if any, and any additional amounts owed, if any to such purchase date.
On October 26, 2007, we obtained consents from holders of our Senior Notes to approve amendments of the indentures under which the Senior Notes were issued. These amendments restrict our ability to secure additional debt in excess of $700 million until certain conditions are met and enable us to invest up to $50 million in joint ventures. The consents also provided us with a waiver of any and all defaults under the Senior Notes that may have occurred on or prior to May 15, 2008 relating to filing or delivering annual and quarterly financial statements. Fees and expenses related to obtaining these consents totaled approximately $21 million. The recording of such fees and expenses has been deferred and will be amortized as an adjustment to interest expense in accordance with EITF 96-19 — Debtor’s Accounting for a Modification or Exchange of Debt Instruments.
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
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of December 31, 2008 and September 30, 2008, we had outstanding notes payable of $51.4 million and $50.6 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2011 and had fixed and variable rates ranging from 5.6% to 9.0% at December 31, 2008. These notes are secured by the real estate to which they relate. During the first three months of fiscal 2009, we repaid $0.2 million of these secured notes payable.
The agreements governing these secured notes payable contain various affirmative and negative covenants. Certain of these secured notes payable agreements contain covenants that require us to maintain minimum levels of stockholders’ equity (or some variation, such as tangible net worth) or maximum levels of debt to stockholders’ equity. Although the specific covenants and related definitions vary among the agreements, further reductions in our stockholders’ equity, absent the receipt of waivers, may cause breaches of some or all of these covenants. Breaches of certain of these covenants, to the extent they lead to an acceleration, may result in cross defaults under our senior notes. The dollar value of these secured notes payable agreements containing stockholders’ equity-related covenants totaled $39.2 million at December 31, 2008. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
Model Home Financing Obligations — Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $59.2 million and $71.2 million of debt as of December 31, 2008 and September 30, 2008, respectively, related to these “financing” transactions in accordance with SFAS 98 (as amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 4.94% as of December 31, 2008, and expire at various times through 2015.
Stock Repurchases and Dividends— On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. The plan provides that shares may be purchased for cash in the open market, on the NYSE, or in privately negotiated transactions. We did not repurchase any shares in the open market during the three months ended December 31, 2008 or 2007. At December 31, 2008, there are approximately 5.4 million additional shares available for purchase pursuant to the plan. However, in December 2007, we suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and as allowed by our debt covenants and is unlikely in the foreseeable future. In addition, the indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on share repurchases and the payment of dividends. At December 31, 2008, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends or share repurchases.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At December 31, 2008, we controlled 36,642 lots (a 5-year supply based on the last twelve months’ closings). We owned 75.3%, or 27,614 lots, and 9,028 lots, 24.6%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $45.4 million at December 31, 2008. This amount includes non-refundable letters of credit of $6.3 million. The total remaining purchase price, net of cash deposits, committed under all options was $437.9 million as of December 31, 2008. Only $33.2 million of the total remaining purchase price, net of cash deposits, contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.
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
Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIEs”) under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at December 31, 2008 and September 30, 2008 reflect consolidated inventory not owned of $75.8 million and $106.7 million, respectively. We consolidated $37.7 million and $46.9 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of December 31, 2008 and September 30, 2008, respectively. In addition, as of December 31, 2008 and September 30, 2008, we recorded $38.1 million and $59.8 million, respectively, of land under the caption consolidated inventory not owned related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $48.1 million at December 31, 2008 and $70.6 million at September 30, 2008. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.
We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our consolidated balance sheets include investments in joint ventures totaling $33.3 million and $33.1 million at December 31, 2008 and September 30, 2008, respectively.
Our joint ventures typically obtain secured acquisition and development financing. At December 31, 2008, our unconsolidated joint ventures had borrowings outstanding totaling $525.4 million, of which $327.9 million related to one joint venture in which we are a 2.58% partner. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated joint ventures. At December 31, 2008, we had repayment guarantees of $39.3 million and loan-to-value maintenance guarantees of $5.7 million of debt of unconsolidated joint ventures. Several of our joint ventures are in default under their debt agreements at December 31, 2008 or are at risk of defaulting. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. See Notes 3 and 9 to the unaudited condensed consolidated financial statements.
We had total outstanding letters of credit and performance bonds of approximately $56.1 million and $334.9 million, respectively, at December 31, 2008 related principally to our obligations to local governments to construct roads and other improvements in various developments. Total outstanding letters of credit includes approximately $6.8 million related to our land option contracts discussed above.
Recently Adopted Accounting Pronouncements. In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 includes provisions that require expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, delaying the effective date of certain non-financial assets and liabilities to fiscal periods beginning after November 15, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated financial condition and results of operations.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS 159 permits companies to measure certain financial instruments and other items at fair value. We have not elected the fair value option applicable under SFAS 159.
Recent Accounting Pronouncements Not Yet Adopted. In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations. SFAS 141R amends and clarifies the accounting guidance for the acquirer’s recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests of an acquiree in a business combination. SFAS 141R is effective for any acquisitions completed by the Company after September 30, 2009.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of December 31, 2008, we had $98.4 million of variable rate debt outstanding. Based on our average outstanding borrowings under our variable rate debt at December 31, 2008, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by approximately $1.0 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Investigations
United States Attorney, State and Federal Agency Investigations. Beazer Homes and its subsidiary, Beazer Mortgage Corporation (“Beazer Mortgage”), are under criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina and other state and federal agencies concerning the matters that were the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors (the “Investigation”) completed in May 2008. The Company is fully cooperating with these investigations.
Independent Investigation. The Audit Committee of the Beazer Homes Board of Directors has completed the Investigation of Beazer Homes’ mortgage origination business, including, among other things, investigating certain evidence that the Company’s subsidiary, Beazer Mortgage, violated U.S. Department of Housing and Urban Development (“HUD”) regulations and may have violated certain other laws and regulations in connection with certain of its mortgage origination activities. The Investigation also found evidence that employees of the Company’s Beazer Mortgage subsidiary violated certain federal and/or state regulations, including HUD regulations. Areas of concern uncovered by the Investigation included our former practices in the areas of: down payment assistance program; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate. We intend to attempt to negotiate a settlement with prosecutors and regulatory authorities that would allow us to quantify our exposure associated with reimbursement of losses and payment of regulatory and/or criminal fines, if they are imposed. At this time, we believe that although it is probable that a liability exists related to this exposure, it is not reasonably estimable and would be inappropriate to record a liability as of December 31, 2008. In addition, the Investigation identified accounting and financial reporting errors and irregularities which resulted in the restatement of certain prior period consolidated financial statements which was included in our 2007 Form 10-K filed with the SEC on May 12, 2008.
Litigation
Securities Class Action. Beazer Homes and certain of our current and former officers (the “Individual Defendants”), as well as our Independent Registered Accounting Firm, are named as defendants in putative class action securities litigation pending in the United States District Court for the Northern District of Georgia. Three separate complaints were initially filed between March 29 and May 21, 2007. The cases were subsequently consolidated by the court and the court appointed Glickenhaus & Co. and Carpenters Pension Trust Fund for Northern California as lead plaintiffs. On June 27, 2008, lead plaintiffs filed an Amended and Consolidated Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”), which purports to assert claims on behalf of a class of persons and entities that purchased or acquired the securities of Beazer Homes during the period January 27, 2005 through May 12, 2008. The Consolidated Complaint asserts a claim against the defendants under Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder for allegedly making materially false and misleading statements regarding our business and prospects, including, among other things, alleged misrepresentations and omissions related to alleged improper lending practices in our mortgage origination business, alleged misrepresentations and omissions related to improper revenue recognition and other accounting improprieties and alleged misrepresentations and omissions concerning our land investments and inventory. The Consolidated Complaint also asserts claims against the Individual Defendants under Sections 20(a) and 20A of the Exchange Act. Lead plaintiffs seek a determination that the action is properly maintained as a class action, an unspecified amount of compensatory damages and costs and expenses, including attorneys’ fees. On November 3, 2008, the Company and the other defendants filed motions to dismiss the Consolidated Complaint. Briefing of the motion is expected to be completed in March 2009. The Company intends to vigorously defend against these actions.
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
ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (“ERISA”), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently on May 11, 2007, May 14, 2007, June 15, 2007 and July 27, 2007 in the United States District Court for the Northern District of Georgia making similar allegations. The court consolidated these five lawsuits, and on June 27, 2008, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Beazer Homes, our chief executive officer, certain current and former directors of the Company, including the members of the Compensation Committee of the Board of Directors, and certain employees of the Company who acted as members of the Company’s 401(k) Committee. On October 10, 2008, the Company and the other defendants filed a motion to dismiss the consolidated amended complaint. Briefing of the motion was completed in January 2009. The Company intends to vigorously defend against these actions.
Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (“RESPA”) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants moved to dismiss the Complaint on June 4, 2008. On July 25, 2008, in lieu of a response to the motion to dismiss, plaintiff filed an amended complaint. The Company has moved to dismiss the amended complaint and intends to vigorously defend against this action.
Beazer Homes Corp. and Beazer Mortgage Corporation are also named defendants in a lawsuit filed on July 3, 2007, in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division, but remanded on April 23, 2008 to the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The complaint was filed on behalf of ten individual homeowners who purchased homes from Beazer in Mecklenburg County. The complaint alleges certain deceptive conduct by the defendants and brings various claims under North Carolina statutory and common law, including a claim for punitive damages. On June 27, 2008 a second amended complaint, which added two plaintiffs to the lawsuit, was filed. The case has been designated as “exceptional” pursuant to Rule 2.1 of the General Rules of Practice of the North Carolina Superior and District Courts and has been assigned to the docket of the North Carolina Business Court. The Company filed a motion to dismiss on July 30, 2008. On November 18, 2008, the plaintiffs filed a third amended complaint. The Company filed a motion to dismiss the third amended complaint on December 29, 2008. The Company intends to vigorously defend against this action.
Beazer Homes’ subsidiaries Beazer Homes Holdings Corp. and Beazer Mortgage Corporation were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The lawsuit was amended on June 2, 2008 and named as defendants Beazer Homes Holdings Corp., Beazer Homes USA, Inc., and Security Title

Insurance Company. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999 to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court. On November 26, 2008, plaintiffs filed a Second Amended Complaint which substituted new named-plaintiffs. The Company filed a motion to dismiss the Second Amended Complaint on January 9, 2009. The Company intends to vigorously defend against the action.
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
Other Matters
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of December 31, 2008, no monetary penalties had been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.
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
Recently, the lender of one of our unconsolidated joint ventures has filed individual lawsuits against some of the joint venture partners and certain of those partners’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. We are a 2.58% partner in this joint venture.
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
Item 1A. Risk Factors
In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors discussed below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted, which could have an adverse impact on the liquidity and market price of our common stock and could require us to repurchase our 4 5/8% Convertible Senior Notes due 2024.
Our common stock is currently listed on the New York Stock Exchange (“NYSE”). If we do not meet the NYSE continued listing requirements, the NYSE may take action to delist our common stock. The continued listing requirements of the NYSE require, among other things, that (1) the average closing price of our common stock be above $1.00 over 30 consecutive trading days, (2) our average market capitalization be not less than $75 million over 30 consecutive trading days if at the same time our stockholders’ equity is less than $75 million and (3) our average market capitalization be not less than $25 million (currently lowered on a temporary basis by the NYSE to $15 million) over 30 consecutive trading days. Recently, the price of our common stock and our market capitalization have declined significantly. As of February 6, 2009 our trailing 30-day average closing stock price was $1.25 and our trailing 30-day average market capitalization was $49.1 million. Our stockholders’ equity as of December 31, 2008 was $298.1 million. In the event the Company receives notice that it is out of compliance with the requirement described in item (1) above, the Company will have a period of six months to bring its share price and 30-day average share price to at least $1.00 and, under certain circumstances, an additional six months to obtain shareholder approval of curative actions if needed. In the event the Company receives a notice that it is out of compliance with the requirements set forth in item (2) above, the Company will have an opportunity to submit a plan to the NYSE in order to bring itself into compliance with these requirements within 18 months of submission of such plan. However, there can be no assurance that we will be able to take such actions in a timely manner or at all. The NYSE requirement set forth in item (3) above does not provide any opportunity to cure or correct non-compliance. A delisting of our common stock could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) decreasing the amount of news and analyst coverage for us.
In addition, delisting of our common stock on the NYSE would constitute a “fundamental change” under the indenture governing our 4 5/8% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”) unless we are able to list our common stock on another exchange or have it quoted on an established over the counter trading market. If such a fundamental change occurs, holders of the Convertible Senior Notes will be entitled to require us to repurchase their Convertible Senior Notes at a price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased. In order to fund any required repurchases, we might be required to seek additional financing for such amounts. We can give no assurance that we would be able to obtain such financing, on favorable terms, or at all.

Item 5.	Other Information
None.

Item 6.	Exhibits
10.1	Employment Letter for Kenneth F. Khoury, effective January 5, 2009

10.2	Change of Control Employment Agreement effective December 5, 2008 for Kenneth F. Khoury

10.3	Second Amendment to Amended and Restated Employment Agreement of Ian J. McCarthy effective December 31, 2008

10.4	Second Amendment to Amended and Restated Employment Agreement of Michael H. Furlow effective December 31, 2008

10.5	First Amendment to Employment Agreement of Allan P. Merrill effective December 31, 2008

10.6	First Amendment to Amended and Restated Supplemental Employment Agreement of Ian J. McCarthy effective December 31, 2008

10.7	First Amendment to Amended and Restated Supplemental Employment Agreement of Michael H. Furlow effective December 31, 2008

10.8	First Amendment to Change of Control Employment Agreement of Allan P. Merrill effective December 31, 2008

31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.
Date: February 9, 2009	By:	/s/ Allan P. Merrill
		Name:	Allan P. Merrill
Executive Vice President and Chief Financial Officer