Form 10-Q
period 2009-03-31
BEAZER HOMES USA INC
filed 2009-05-08
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
YES ☑       NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐       NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑

Class	Outstanding at April 30, 2009
Common Stock, $0.001 par value	39,247,753 shares

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part II, Item IA — Risk Factors of this Quarterly Report on Form 10-Q and in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Such factors may include:
•	the timing and final outcome of the United States Attorney investigation and other state and federal agency investigations, the putative class action lawsuits, the derivative claims, multi-party suits and similar proceedings as well as the results of any other litigation or government proceedings;

•	additional asset impairment charges or writedowns;

•	economic changes nationally or in local markets, including changes in consumer confidence, volatility of mortgage interest rates and inflation;

•	continued or increased downturn in the homebuilding industry;

•	estimates related to homes to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	continued or increased disruption in the availability of mortgage financing;

•	our cost of and ability to access capital and otherwise meet our ongoing liquidity needs including the impact of any further downgrades of our credit ratings or reductions in our tangible net worth or liquidity levels;

•	potential inability to comply with covenants in our debt agreements;

•	our ability to successfully complete any restructuring of our indebtedness;

•	increased competition or delays in reacting to changing consumer preference in home design;

•	shortages of or increased prices for labor, land or raw materials used in housing production;

•	factors affecting margins such as decreased land values underlying land option agreements, increased land development costs on projects under development or delays or difficulties in implementing initiatives to reduce production and overhead cost structure;

•	the performance of our joint ventures and our joint venture partners;

•	the impact of construction defect and home warranty claims including those related to possible installation of drywall imported from China and the cost and availability of insurance;

•	delays in land development or home construction resulting from adverse weather conditions;

•	potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations, or governmental policies and possible penalties for failure to comply with such laws, regulations and governmental policies;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which the Company has little or no control.
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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	September 30,
	2009	2008
ASSETS
Cash and cash equivalents	$559,527	$584,334
Restricted cash	11,530	297
Accounts receivable (net of allowance of $5,617 and $8,915, respectively)	29,042	46,555
Income tax receivable	12,124	173,500
Inventory
Owned inventory	1,431,122	1,545,006
Consolidated inventory not owned	53,046	106,655

Total inventory	1,484,168	1,651,661
Investments in unconsolidated joint ventures	31,606	33,065
Deferred tax assets	31,336	20,216
Property, plant and equipment, net	33,067	39,822
Goodwill	—	16,143
Other assets	54,169	76,206

Total assets	$2,246,569	$2,641,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$41,188	$90,371
Other liabilities	275,789	358,592
Obligations related to consolidated inventory not owned	31,640	70,608
Senior Notes (net of discounts of $2,331 and $2,565, respectively)	1,522,669	1,522,435
Junior subordinated notes	103,093	103,093
Other secured notes payable	34,087	50,618
Model home financing obligations	52,532	71,231

Total liabilities	2,060,998	2,266,948

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 80,000,000 shares authorized, 42,604,057 and 42,612,801 issued and 39,248,956 and 39,270,038 outstanding, respectively)	43	43
Paid-in capital	562,847	556,910
Retained earnings (accumulated deficit)	(193,353)	1,845
Treasury stock, at cost (3,355,101 and 3,342,763 shares, respectively)	(183,966)	(183,947)

Total stockholders’ equity	185,571	374,851

Total liabilities and stockholders’ equity	$2,246,569	$2,641,799

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Total revenue	$188,323	$405,417	$420,687	$906,071
Home construction and land sales expenses	167,898	379,424	373,744	815,740
Inventory impairments and option contract abandonments	51,755	187,860	64,464	356,372

Gross loss	(31,330)	(161,867)	(17,521)	(266,041)

Selling, general and administrative expenses	67,030	74,017	123,239	162,179
Depreciation and amortization	4,339	6,226	8,122	12,204
Goodwill impairment	—	48,105	16,143	48,105

Operating loss	(102,699)	(290,215)	(165,025)	(488,529)
Equity in loss of unconsolidated joint ventures	(8,341)	(40,361)	(9,754)	(56,501)
Other expense, net	(15,735)	(4,569)	(34,014)	(7,418)

Loss from continuing operations before income taxes	(126,775)	(335,145)	(208,793)	(552,448)
Benefit from income taxes	(12,008)	(106,422)	(13,971)	(186,064)

Loss from continuing operations	(114,767)	(228,723)	(194,822)	(366,384)
Loss from discontinued operations, net of tax	(156)	(1,170)	(376)	(1,745)

Net loss	$(114,923)	$(229,893)	$(195,198)	$(368,129)

Weighted average number of shares:
Basic	38,662	38,548	38,627	38,548
Diluted	38,662	38,548	38,627	38,548

Earnings (loss) per share:
Basic loss per share from continuing operations	$(2.97)	$(5.93)	$(5.04)	$(9.50)
Basic loss per share from discontinued operations	$—	$(0.03)	$(0.01)	$(0.05)
Basic loss per share	$(2.97)	$(5.96)	$(5.05)	$(9.55)

Diluted loss per share from continuing operations	$(2.97)	$(5.93)	$(5.04)	$(9.50)
Diluted loss per share from discontinued operations	$—	$(0.03)	$(0.01)	$(0.05)
Diluted loss per share	$(2.97)	$(5.96)	$(5.05)	$(9.55)
See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(195,198)	$(368,129)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,122	12,369
Stock-based compensation expense	6,255	5,241
Inventory impairments and option contract abandonments	64,464	356,372
Goodwill impairment	16,143	48,105
Deferred income tax benefit	(11,120)	(93,921)
Excess tax benefit from equity-based compensation	1,797	388
Equity in loss of unconsolidated joint ventures	9,754	56,501
Cash distributions of income from unconsolidated joint ventures	1,700	1,047
Gain on early debt extinguishment	(3,574)	—
Provision for doubtful accounts	(3,298)	2,002
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	20,811	(16,665)
Decrease (increase) in income tax receivable	161,376	(94,169)
Decrease in inventory	70,305	170,048
Decrease in other assets	23,054	46,418
Decrease in trade accounts payable	(49,183)	(33,240)
Decrease in other liabilities	(104,795)	(113,708)
Other changes	(32)	(6,305)

Net cash provided by (used in) operating activities	16,581	(27,646)

Cash flows from investing activities:
Capital expenditures	(3,441)	(5,921)
Investments in unconsolidated joint ventures	(4,189)	(9,665)
Changes in restricted cash	(11,233)	1,579

Net cash used in investing activities	(18,863)	(14,007)

Cash flows from financing activities:
Repayment of other secured notes payable	(992)	(99,785)
Repayment of model home financing obligations	(18,699)	(17,694)
Debt issuance costs	(1,018)	(21,135)
Common stock redeemed	(19)	(12)
Excess tax benefit from equity-based compensation	(1,797)	(388)

Net cash used in financing activities	(22,525)	(139,014)

Decrease in cash and cash equivalents	(24,807)	(180,667)
Cash and cash equivalents at beginning of period	584,334	454,337

Cash and cash equivalents at end of period	$559,527	$273,670

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (“Beazer Homes” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in the Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (the “2008 Annual Report”). Effective February 1, 2008, we exited the mortgage origination business. Results from our mortgage origination business are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. In addition, our historical segment information has been recast to reflect the change in reportable segments which occurred during the fourth quarter of fiscal 2008 (see Note 11).
Inventory Valuation — Held for Development. Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets no less than quarterly for recoverability in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For those communities for which construction and development activities are expected to occur in the future or have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred and the inventory is stated at cost. The future enactment of a development plan or the occurrence of events and circumstances may indicate that the carrying value of the asset may not be recoverable. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct and close all the homes in a typical community. However, the impact of the downturn in our business has significantly lengthened the estimated life of many communities. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.
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
For the three months ended March 31, 2009 and 2008, we used discount rates of 17% to 22% and 16% to 23%, respectively, in our estimated discounted cash flow impairment calculations. During the three and six months ended March 31, 2009, we recorded impairments of our inventory of $35.1 million and $47.1 million, respectively, for land under development and homes under construction. For the three and six months ended March 31, 2008, we recorded impairments of our inventory of $119.0 million and $227.1 million, respectively, for land under development and homes under construction.
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
In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During the three and six months ended March 31, 2009, we recorded inventory impairments on land held for sale of approximately $14.2 million and $14.4 million, respectively, compared to $55.7 million and $89.1 million, respectively, for the three and six months ended March 31, 2008.
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
The Company experienced a significant decline in its market capitalization during the three months ended December 31, 2008 (the first quarter of fiscal 2009). In addition, we believe the unprecedented macro-economic events, including the failure and near failure of several significant financial institutions, resulted in a temporary, but significant curtailment of consumer and business credit activities. As a result, consumer confidence declined, unemployment increased and the pace of new home orders slowed. As of December 31, 2008, we considered these current and expected future market conditions and estimated that our remaining goodwill was impaired and recorded a $16.1 million goodwill impairment for the quarter ended December 31, 2008. We finalized our impairment calculations in the second quarter of fiscal 2009, confirming our impairment of goodwill recorded as of December 31, 2008. Based on fiscal 2008 impairment tests, we determined that goodwill for certain of our reporting units was impaired and recorded impairment charges of $48.1 million and $4.4 million during the second and third quarters of fiscal 2008, respectively, in accordance with SFAS 142, Goodwill and Intangible Assets.
Goodwill impairment charges are reported in Corporate and Unallocated and are not allocated to our homebuilding segments. Goodwill balances by reportable segment as of September 30, 2007, September 30, 2008 and March 31, 2009 were as follows.

	September 30,	Fiscal 2008	September 30,	Fiscal 2009	March 31,
(in thousands)	2007	Impairments	2008	Impairments	2009
West	$35,919	$(29,034)	$6,885	$(6,885)	$—
East	28,330	(19,072)	9,258	(9,258)	—
Other	4,364	(4,364)	—	—	—

Total	$68,613	$(52,470)	$16,143	$(16,143)	$—

Stock-Based Compensation. Compensation cost arising from nonvested stock awards granted to employees and from non-employee stock awards is recognized as an expense using the straight-line method over the vesting period. Unearned compensation is included in paid-in capital in accordance with SFAS 123R. As of March 31, 2009 and September 30, 2008, there was $10.4 million and $13.5 million, respectively, of total unrecognized compensation cost related to nonvested stock awards. The cost remaining at March 31, 2009 is expected to be recognized over a weighted average period of 3.0 years. For the three and six months ended March 31, 2009, our total stock-based compensation expense, included in selling, general and administrative expenses (“SG&A”), was approximately $3.2 million ($2.3 million net of tax) and $6.3 million ($4.4 million net of tax), respectively. For the three and six months ended March

31, 2008, our total stock-based compensation expense, included in selling, general and administrative expenses (“SG&A”), was approximately $3.4 million ($2.3 million net of tax) and $5.2 million ($3.8 million net of tax), respectively. Activity relating to nonvested stock awards for the three and six months ended March 31, 2009 is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2009		March 31, 2009
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Shares	Value	Shares	Value

Beginning of period	778,455	$46.83	782,866	$46.80
Granted	—	—	—	—
Vested	(101,180)	33.83	(101,180)	33.83
Forfeited	(41,614)	62.96	(46,025)	60.80

End of period	635,661	$47.85	635,661	$47.85

In addition, during the three and six months ended March 31, 2009, employees surrendered 5,169 shares and 12,338 shares, respectively, to us in payment of minimum tax obligations upon the vesting of nonvested stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $6,000 and $19,000 for the three and six months ended March 31, 2009, respectively.
The fair value of each option/stock-based stock appreciation right (“SSAR”) grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected life of options and SSARs granted is computed using the mid-point between the vesting period and contractual life of the options/SSARs granted. Expected volatilities are based on the historical volatility of Beazer Homes’ stock and other factors. Since we are currently not paying dividends, the expected dividend yield is $0.00. There were no options or SSAR grants in the three months ended March 31, 2009 or 2008. The following table summarizes stock options and SSARs outstanding as of March 31, 2009, as well as activity during the three and six months then ended:

	Three Months Ended		Six Months Ended
	March 31, 2009		March 31, 2009
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	1,837,157	$45.78	1,848,995	$45.78
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	(4,330)	41.78
Forfeited	(22,506)	43.10	(30,014)	43.99

Outstanding at end of period	1,814,651	$45.82	1,814,651	$45.82

Exercisable at end of period	833,228	$34.46	833,228	$34.46

Vested or expected to vest in the future	1,542,753	$43.74	1,542,753	$43.74

At March 31, 2009, the weighted-average remaining contractual life for all options/SSARs outstanding, currently exercisable, and vested or expected to vest in the future was 3.7 years, 2.9 years and 3.6 years, respectively.
At March 31, 2009, there was no aggregate intrinsic value of SSARs/options outstanding, vested and expected to vest in the future and SSARs/options exercisable based on the Company’s stock price of $1.01 as of March 31, 2009. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. There were no option/SSAR exercises during the three or six months ended March 31, 2009.
On August 5, 2008, at the Company’s annual meeting of stockholders, the stockholders voted to approve amendments to the 1999 Plan to authorize a stock option/SSAR exchange program for eligible employees other than executive officers and directors. The Compensation Committee of the Board of Directors has the authority to determine whether and when to initiate the exchange program. As of March 31, 2009, stock options/SSARs to purchase 342,547 shares of the Company’s common stock with exercise prices ranging from $26.51 to $62.02 per share were eligible to be exchanged for newly issued restricted shares of common stock under the exchange program. The exchange program has not yet been implemented and may not be implemented later than August 5, 2009.

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
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51. SFAS 160 requires that a noncontrolling interest (formerly a minority interest) in a subsidiary be classified as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be included in the consolidated financial statements. SFAS 160 is effective for our fiscal year beginning October 1, 2009 and its provisions will be applied retrospectively upon adoption. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial condition and results of operations.
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP 03-6-1 clarifies that non-vested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS 128, Earnings per Share and requires that prior period EPS and share data be restated retrospectively for comparability. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities. FSP 03-6-1 is effective for the Company beginning October 1, 2009 with early adoption prohibited. We are currently evaluating the impact of adopting FSP 03-6-1 on our consolidated financial statements.
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 applies to convertible debt instruments that have a “net settlement feature” permitting settlement partially or fully in cash upon conversion. FSP APB 14-1 is effective for the Company beginning October 1, 2009 and the provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. Due to the fact that the Company’s convertible securities cannot be settled in cash upon conversion, the adoption of FSP APB 14-1 is not expected to have a material impact on our consolidated financial condition and results of operations.
(2) Supplemental Cash Flow Information
During the six months ended March 31, 2009 and 2008, we paid interest of $63.5 million and $87.3 million, respectively. In addition, we paid income taxes of $8.3 and $0.8 million for the six months ended March 31, 2009 and 2008, respectively. During the quarter ended March 31, 2009, we received tax refunds totaling $168.4 million. We also had the following non-cash activity (in thousands):

	Six Months Ended
	March 31,
	2009	2008
Supplemental disclosure of non-cash activity:
Decrease in consolidated inventory not owned	$38,968	$39,580
Land acquired through issuance of notes payable	780	32,219
Issuance of stock under deferred bonus stock plans	1,480	94
Decrease in retained earnings from FIN 48 adoption	—	(10,112)
(3) Investments in Unconsolidated Joint Ventures
As of March 31, 2009, we participated in 17 active land development joint ventures in which Beazer Homes had less than a controlling interest. The following table presents, for our unconsolidated joint ventures, our investment, total equity, outstanding borrowings and our guarantees of the borrowings, as of March 31, 2009 and September 30, 2008:

	March 31,	September 30,
(in thousands)	2009	2008
Beazer’s investment in joint ventures	$31,606	$33,065
Total equity of joint ventures	341,712	340,674
Total outstanding borrowings of joint ventures	488,714	524,431
Beazer’s estimate of its portion of loan-to-value maintenance guarantees	8,445	5,839
Beazer’s estimate of its portion of repayment guarantees	20,211	39,166
Beazer’s investment in these unconsolidated joint ventures was $31.6 million and $33.1 million at March 31, 2009 and September 30, 2008, respectively. The reduction in investments in unconsolidated joint ventures at March 31, 2009 as compared to September 30, 2008 resulted primarily from impairments totaling $9.6 million and returns of capital totaling $1.7 million which were offset by $4.2 million of additional investments and $5.8 million of accrued liabilities for guarantee payments and deferred income.
For the three and six months ended March 31, 2009, the writedown of our investment in certain of our other unconsolidated joint ventures, totaling $8.3 million and $9.6 million, respectively, were recorded in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. Similar writedowns of our investment in certain joint ventures totaled $31.7 million and $44.6 million for the three and six months ended March 31, 2008, respectively. These impairments are included in Equity in loss of unconsolidated joint ventures on the accompanying unaudited condensed consolidated statements of operations. Equity in loss of unconsolidated joint ventures totaled $8.3 million and $9.8 million for the three and six months ended March 31, 2009, respectively and $40.4 million and $56.5 million for the three and six months ended March 31, 2008, respectively.
The aggregate debt of the unconsolidated joint ventures was $488.7 million and $524.4 million at March 31, 2009 and September 30, 2008, respectively. At March 31, 2009, total borrowings outstanding include $327.9 million related to one joint venture in which we are a 2.58% partner. The $35.7 million reduction in total outstanding joint venture debt during the period resulted primarily from the cancellation of $33.2 million of debt of two joint ventures, and debt payments of $16.9 million in accordance with loan agreements offset by loan draws of $14.4 million to fund the development activities of the joint ventures.
During fiscal 2009, one of our unconsolidated joint ventures received a notice of default under its debt obligations totaling $15.6 million as of March 31, 2009. Several of our other joint ventures were at risk of defaulting under their debt agreements as of March 31, 2009. The Company and its joint venture partners are currently in discussions with the lenders under these various debt agreements. In addition, certain of our joint venture partners have curtailed their funding of their allocable joint venture obligations. Given the inherent uncertainties in these negotiations, as of March 31, 2009, no accrual has been recorded, as obligations to Beazer, if any, related to these matters was not both probable and reasonably estimable.
During fiscal 2008, the lender to the joint venture, in which we have a 2.58% investment, notified the joint venture partners that it believes the joint venture is in default of certain joint venture loan agreements as a result of certain of the Company’s joint venture partners not complying with all aspects of the joint ventures’ loan agreements. The joint venture partners are currently in discussions with the lender. Recently, the lender has filed individual lawsuits against some of the joint venture partners and certain of those partners’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. The Company’s share of the outstanding debt is approximately $14.5 million at March 31, 2009. Under the terms of the agreement, our repayment guarantee is $15.1 million, which is only triggered in the event of bankruptcy of the joint venture. Our equity interest at March 31, 2009 was $8.5 million in this joint venture.
Our joint ventures typically obtain secured acquisition, development and construction financing. Generally Beazer and our joint venture partners provide varying levels of guarantees of debt and other obligations for our unconsolidated joint ventures. At March 31, 2009, these guarantees included, for certain joint ventures, construction completion guarantees, loan-to-value maintenance agreements, repayment guarantees and environmental indemnities.
In assessing the need to record a liability for the contingent aspect of these guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we consider our historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees and the financial condition of the applicable unconsolidated joint ventures. In addition, we monitor the fair value of the collateral of these unconsolidated joint ventures to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. We have not recorded a liability for the contingent aspects of any guarantees that we determined were reasonably possible but not probable. To the extent the recording of a liability related to such guarantees would be required, the recognition of such liability would result in an increase to the carrying value of our investment in the associated joint venture.
Construction Completion Guarantees
We and our joint venture partners are generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development. Provided the joint venture and the partners are not in default under any loan provisions, the project lenders typically are obligated to fund these improvements through any financing commitments available under the applicable loans. A majority of these construction completion guarantees are joint and several with our partners. In those cases, we generally have a reimbursement arrangement with our partner which provides that neither party is responsible for more than its proportionate share of the guarantee. However, if our joint venture partner does not have adequate financial resources to meet its obligations under such reimbursement arrangement, we may be liable for more than our proportionate share, up to our maximum exposure, which is the full amount covered by the relevant joint and several guarantee. The guarantees cover a specific scope of work, which may range from an individual development phase to the completion of the entire project.
Loan-to-Value Maintenance Agreements
We and our joint venture partners generally provide credit enhancements to acquisition, development and construction borrowings in the form of loan-to-value maintenance agreements, which can limit the amount of additional funding provided by the lenders or require repayment of the borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the borrowings. The agreements generally require periodic reappraisals of the underlying property value. To the extent that the underlying property gets reappraised, the amount of the exposure under the loan-to value-maintenance (“LTV”) guarantee would be adjusted accordingly and any such change could be significant. In certain cases, we may be required to make a re-balancing payment following a reappraisal in order to reduce the applicable loan-to-value ratio to the required level.
Our estimate of the Company’s portion of LTV guarantees of the unconsolidated joint ventures was $8.4 million at March 31, 2009 and $5.8 million at September 30, 2008. The increase in LTV guarantees relates to the updated estimate and delineation of guarantees for one of our unconsolidated joint ventures that has a LTV guarantee, a repayment guarantee and a specific performance obligation, offset by a $2.7 million reduction in the LTV guarantee related to an agreement reached with lenders of one of our joint ventures. We expect this agreement to be finalized during the third quarter of fiscal 2009. During the three months ended March 31, 2009 and 2008, we were not required to make any payments on the LTV guarantees.
Repayment Guarantees
We and our joint venture partners have repayment guarantees related to certain joint ventures’ borrowings. These repayment guarantees require the repayment of all or a portion of the debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowing or files for bankruptcy. During the three months ended March 31, 2009 and 2008, we were not required to make payments related to any portion of the remaining repayment guarantees. One of the remaining repayment guarantee agreements, which is limited to 12.5% of the outstanding debt of the joint venture, is related to an unconsolidated joint venture that also has a specific performance guarantee and a loan-to-value maintenance guarantee.
Our estimate of Beazer’s portion of repayment guarantees related to the outstanding debt of its unconsolidated joint ventures was $20.2 million and $39.2 million at March 31, 2009 and September 30, 2008, respectively. The reduction in the estimate of joint venture repayment guarantees was driven primarily by the negotiated settlement with the lenders of two joint ventures for the cancellation of debt and the release of other loan obligations including $16.6 million in repayment guarantees for nominal consideration. The remaining decrease related to updated estimates which reduced the repayment guarantee by $2.4 million in one of our joint ventures.
Environmental Indemnities
Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the quarters ended March 31, 2009 and 2008, we were not required to make any payments related to environmental indemnities.
(4) Inventory

(in thousands)	March 31, 2009	September 30, 2008
Homes under construction	$264,200	$338,971
Development projects in progress	594,896	618,252
Land held for future development	420,322	407,320
Land held for sale	72,883	85,736
Model homes	78,821	94,727

Total owned inventory	$1,431,122	$1,545,006

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 379 ($71.8 million) and 408 ($76.2 million) completed homes that were not subject to a sales contract at March 31, 2009 and September 30, 2008, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for sale as of March 31, 2009 in our Other Homebuilding segment included land held for sale in the following markets we have decided to exit: Denver, Colorado and Charlotte, North Carolina.
Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	March 31, 2009				September 30, 2008
	Projects in	Held for Future	Land Held	Total Owned	Projects in	Held for Future	Land Held	Total Owned
	Progress	Development	for Sale	Inventory	Progress	Development	for Sale	Inventory

West Segment	$336,773	$347,076	$18,231	$702,080	$348,475	$341,784	$26,515	$716,774
East Segment	369,536	49,559	9,417	428,512	394,643	44,387	3,642	442,672
Southeast Segment	148,057	23,687	12,911	184,655	165,231	21,149	14,841	201,221
Other	3,340	—	32,324	35,664	15,302	—	40,738	56,040
Unallocated	80,211	—	—	80,211	128,299	—	—	128,299

Total	$937,917	$420,322	$72,883	$1,431,122	$1,051,950	$407,320	$85,736	$1,545,006

Unallocated inventory above primarily includes capitalized interest and indirect construction costs that are not allocated to the segments.

The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded (in thousands):

	Quarter Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Development projects and homes in process (Held for Development)
West	$19,654	$56,616	$27,487	$115,968
East	3,721	29,008	6,624	51,964
Southeast	9,543	15,960	9,640	25,397
Other	49	8,606	93	17,043
Unallocated	2,164	8,848	3,274	16,737

Subtotal	$35,131	$119,038	$47,118	$227,109

Land Held for Sale
West	$2,796	$804	$2,957	$804
East	307	9,171	307	9,171
Southeast	2,296	23,035	2,311	33,804
Other	8,777	22,643	8,858	45,314

Subtotal	$14,176	$55,653	$14,433	$89,093

Lot Option Abandonments
West	$64	$786	$76	$831
East	1,506	5,310	1,716	7,408
Southeast	878	5,150	927	17,239
Other	—	1,923	194	14,692

Subtotal	$2,448	$13,169	$2,913	$40,170

Total	$51,755	$187,860	$64,464	$356,372

The inventory impaired during the three months ended March 31, 2009 represented 1,752 lots in 22 communities with an estimated fair value of $43.4 million compared to 3,534 lots in 85 communities with an estimated fair value of $205.5 million for the three months ended March 31, 2008. For the six months ended March 31, 2009, the inventory impaired represented 2,091 lots in 28 communities with an estimated fair value of $66.7 million compared to 6,420 lots in 147 communities with an estimated fair value of $392.0 million for the comparable period of the prior year. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the continued decline in the homebuilding environment. During the current period, we determined that it was prudent to reduce sales prices or further increase sales incentives in certain markets in response to factors including competitive market conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions, including decreased sales prices, the change in sales prices and changes in absorption estimates led to additional impairments in certain communities during the current quarter. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material.
During the three and six months ended March 31, 2009, as a result of changing market conditions in the real estate industry and review of recent comparable transactions, certain of the Company’s land held for sale was further written down to net realizable value, less estimated costs to sell. During the three and six months ended March 31, 2008, as a result of the Company’s decision to re-allocate capital employed through strategic sales of select properties and through the exiting of certain markets no longer viewed as strategic, and based on current estimated fair values, less costs to sell, as compared to book values, we recorded impairments on land held for sale. These impairments were primarily located in our exit markets in Ohio and Charlotte, North Carolina.
We also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $35.2 million at

March 31, 2009. This amount includes non-refundable letters of credit of approximately $5.7 million. The total remaining purchase price, net of cash deposits, committed under all options was $329.3 million as of March 31, 2009. Only $10.0 million of the net remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.
We have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded lot option abandonment charges during the three and six months ended March 31, 2009 of $2.4 million and $2.9 million, respectively, compared to $13.2 million and $40.2 million related to the three and six months ended March 31, 2008, respectively. The abandonment charges relate to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan and related to our prior year decision to exit certain markets.
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
We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at March 31, 2009 and September 30, 2008 reflect consolidated inventory not owned of $53.0 million and $106.7 million, respectively. We consolidated $42.8 million and $46.9 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of March 31, 2009 and September 30, 2008, respectively. In addition, as of March 31, 2009 and September 30, 2008, we recorded $10.3 million and $59.8 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $31.6 million at March 31, 2009 and $70.6 million at September 30, 2008. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.
(5) Interest
Our ability to capitalize all interest incurred during fiscal 2009 has been limited by the reduction in our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Capitalized interest in inventory, beginning of period	$45,431	$86,862	$45,977	$87,560
Interest incurred	33,332	35,366	67,253	70,980
Capitalized interest impaired	(1,416)	(5,641)	(1,953)	(10,593)
Interest expense not qualified for capitalization and included as other expense	(21,022)	(13,483)	(42,259)	(19,993)
Capitalized interest amortized to house construction and land sales expenses	(10,859)	(24,439)	(23,552)	(49,289)

Capitalized interest in inventory, end of period	$45,466	$78,665	$45,466	$78,665

(6) Earnings Per Share
In computing diluted loss per share for the three and six months ended March 31, 2009 and March 31, 2008, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect.
(7) Borrowings
At March 31, 2009 and September 30, 2008 we had the following long-term debt (in thousands):

	Maturity Date	March 31, 2009	September 30, 2008
Secured Revolving Credit Facility	July 2011	$—	$—
8 5/8% Senior Notes*	May 2011	180,000	180,000
8 3/8% Senior Notes*	April 2012	340,000	340,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	34,087	50,618
Model home financing obligations	Various Dates	52,532	71,231
Unamortized debt discounts		(2,331)	(2,565)

Total		$1,712,381	$1,747,377

*	Collectively, the “Senior Notes”
Secured Revolving Credit Facility — On August 7, 2008, we entered into an amendment to our Secured Revolving Credit Facility which changed the size, covenants and pricing for the facility. The size of the Secured Revolving Credit Facility was reduced from $500 million to $400 million and is subject to further reductions to $250 million and $100 million if our consolidated tangible net worth (“Tangible Net Worth”, defined in the agreement as stockholders’ equity less intangible assets as defined) falls below $350 million and $250 million, respectively. As of September 30, 2008, our consolidated tangible net worth of $314.4 million resulted in a reduction of the facility size to $250 million.
On May 4, 2009, the Company entered into a Third Limited Waiver related to the Company’s Secured Revolving Credit Facility. During the waiver period, which extends to the earlier of August 15, 2009 or the filing of the Company’s financial statements for the period ending June 30, 2009, the waiver agreement 1) preserves the facility size at $150 million, rather than shrinking to $100 million as required based on the Company’s reported Tangible Net Worth of $143.8 million as of March 31, 2009, 2) maintains, at the current level, the collateral coverage in the secured borrowing base at 4.5x, 3) maintains the current facility pricing at the Eurodollar Margin of 5.0% and 4) waives a potential breach of an investments covenant in the facility. Absent the waiver agreement, the facility size, collateral level and Eurodollar Margin for borrowing would have been $100 million, 6.0x, and 5.5% respectively, based on our Tangible Net Worth of $143.8 million at March 31, 2009.

In exchange for the waiver, the Company has agreed to not borrow under the facility and to maintain the current level of $11.3 million of restricted cash in the secured borrowing base during the waiver period. The Company continues to be permitted to issue new Letters of Credit under the facility. At the end of the waiver period, the facility size, collateral level, and Eurodollar Margin for borrowing will be determined by the terms and conditions of the current facility.
The investments covenant restricts the Company’s ability to make investments in joint ventures, non-guarantor subsidiaries, guaranty obligations of debt, and certain other investments (“Investments”) that exceed 35% of Tangible Net Worth. At March 31, 2009, the Company’s Investments were $63.1 million representing 44% of Tangible Net Worth. The waiver agreement suspends required compliance with this covenant and allows for additional Investments not to exceed $55 million during the waiver period. The investments covenant under the Secured Revolving Credit Facility encompasses a substantially broader definition of investment activity than the Permitted Investment and Restricted Payment covenants under the Company’s Senior Notes.
For the balance of the year, the Company has no plans to enter into new joint ventures. The Company expects to incur additional Investments that may arise from 1) ongoing operations of the joint venture projects, 2) repayment of certain joint venture debt obligations, or 3) potential funding of existing guarantees. The $55 million limitation on such Investments is our estimate of the maximum amount the Company could be required to fund, although the Company does not believe such level of funding will be necessary.
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
There were no amounts outstanding under the Secured Revolving Credit Facility at March 31, 2009 or September 30, 2008; however, we had $48.6 million and $61.2 million of letters of credit outstanding under the Secured Revolving Credit Facility at March 31, 2009 and September 30, 2008, respectively.
Availability under the facility continues to be subject to satisfaction of a secured borrowing base. The August 2008 amendment provided that the book value of the assets securing the facility must exceed 3.0x the outstanding loans and letters of credit. Such coverage level increases to 4.5x and 6.0x to the extent the facility size is reduced to $250 million or $100 million, respectively. As a result of the increase in collateral coverage to 4.5x during the first quarter of fiscal 2009 and through the Third Limited Waiver period, we have been required to provide cash in addition to pledged real estate assets to supplementally collateralize our outstanding letters of credit. As of March 31, 2009, for this collateralization we had provided $11.3 million of cash, which is included in restricted cash on the unaudited condensed consolidated balance sheet as of March 31, 2009. We intend to add additional real estate assets to the borrowing base over the next twelve months, which is anticipated to provide additional borrowing base availability after providing for the return of the restricted cash. Assets in the borrowing base, and therefore any future availability, are subject to required appraisals and other bank review procedures. The availability under our facility is not impacted by any actions of the respective credit rating agencies. The value of the real estate assets securing our borrowing base could decline should the downturn in our industry worsen. Any reduction in value could result in a reduction in available borrowing capacity under the Secured Revolving Credit Facility.
The interest margins under the Secured Revolving Credit Facility are based on the facility size. Following the aforementioned August 2008 amendment, the Eurodollar Margin under the facility was set at 4.5%. With the facility size reduction to $250 million, the Eurodollar Margin increased to 5.0% and would, upon a facility size reduction to $100 million, increase to 5.5%. As a result of the reduction in facility size to $250 million, and further reduction to $150 million by the Third Limited Waiver, the current Eurodollar Margin is now 5.0%.
The financial maintenance covenants pertaining to the leverage ratio, interest coverage ratio and land inventory were eliminated as part of the August 2008 amendment. The remaining financial maintenance covenants are a minimum tangible net worth covenant (which requires us to have at least $100 million of consolidated tangible net worth) and a minimum liquidity covenant. The minimum liquidity covenant, which is applicable for so long as our interest coverage ratio is less than 1.75x, requires us to maintain either (a) $120 million of unrestricted cash and borrowing base availability or (b) a ratio (the “Adjusted Coverage Ratio”) of adjusted cash flow from operations (defined as cash flow from operations plus interest incurred) to interest incurred of at least 1.75x. The following table sets forth our financial covenant requirements under our Secured Revolving Credit Facility and our compliance with such covenants as of March 31, 2009:

Financial Covenant	Covenant Requirement	Actual
Consolidated Tangible Net Worth	> $100 million	$143.8 million

Minimum Liquidity	> $120 million of unrestricted cash and borrowing base availability OR Adjusted Coverage Ratio > 1.75x	$559.5 million of unrestricted cash and borrowing base availability and Adjusted Coverage Ratio of 3.8x
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
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At March 31, 2009, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, each indenture (other than the indenture governing the convertible Senior Notes) requires us to offer to purchase 10% of each series of Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets as defined) is less than $85 million at the end of any two consecutive fiscal quarters. Such offer need not be made more than twice in any four-quarter period. If triggered and fully subscribed, this could result in our having to purchase 10% of outstanding notes one or more times, in an amount equal to $134.5 million for the first time based on the principal outstanding at March 31, 2009.
In June 2004, we issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes are not convertible into cash. We may at our option redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009 at specified redemption prices. Holders have the right to require us to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019. In each case, we will pay a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased plus any accrued and unpaid interest, if any, and any additional amounts owed, if any to such purchase date.
On October 26, 2007, we obtained consents from holders of our Senior Notes to approve amendments of the indentures under which the Senior Notes were issued. These amendments restrict our ability to secure additional debt in excess of $700 million until certain conditions are met and enable us to invest up to $50 million in joint ventures. The consents also provided us with a waiver of any and all defaults under the Senior Notes that may have occurred on or prior to May 15, 2008 relating to filing or delivering annual and quarterly financial statements. Fees and expenses related to obtaining these consents totaled approximately $21 million. Such fees and expenses have been deferred, and included in Other Assets in the unaudited condensed consolidated balance sheets, and are being amortized as an adjustment to interest expense in accordance with EITF 96-19 — Debtor’s Accounting for a Modification or Exchange of Debt Instruments.
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
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of March 31, 2009 and September 30, 2008, we had outstanding notes payable of $34.1 million and $50.6 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2011 and had fixed and variable rates ranging from 3.2% to 9.0% at March 31, 2009. These notes are secured by the real estate to which they relate. As of March 31, 2009, we had negotiated a reduced payoff of one of our secured notes payable and recorded a net $3.6 million gain on debt extinguishment which is included in other expense, net in the accompanying unaudited condensed consolidated statement of operations.
The agreements governing these secured notes payable contain various affirmative and negative covenants. Certain of these secured notes payable agreements contain covenants that require us to maintain minimum levels of stockholders’ equity (or some variation, such as tangible net worth) or maximum levels of debt to stockholders’ equity. Although the specific covenants and related definitions vary among the agreements, further reductions in our stockholders’ equity, absent the receipt of waivers, may cause breaches of some or all of these covenants. Breaches of certain of these covenants, to the extent they lead to an acceleration, may result in cross defaults under our senior notes. The dollar value of these secured notes payable agreements containing stockholders’ equity-related covenants totaled $22.7 million at March 31, 2009. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $52.5 million and $71.2 million of debt as of March 31, 2009 and September 30, 2008, respectively, related to these “financing” transactions in accordance with SFAS 98 (as amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 5.0% as of March 31, 2009, and expire at various times through 2015.
(8) Income Taxes
During fiscal 2008, we determined that it was not more likely than not that substantially all of our deferred tax assets would be realized and, therefore, we established a valuation allowance of $400.6 million for substantially all of our deferred tax assets. We have not changed our assessment regarding the recoverability of our deferred tax assets as of March 31, 2009 and consequently, during the six months ended March 31, 2009, we determined that an additional valuation allowance of $62.0 million was warranted. As of March 31, 2009, our deferred tax valuation allowance was $462.6 million.
Our tax benefit of $12.0 million and $14.0 million for the three and six months ended March 31, 2009, primarily resulted from the reduction in our liabilities for unrecognized tax benefits related to effectively settling examinations with tax authorities and the expiration of certain statutes of limitations, offset by interest expense on our remaining liabilities for unrecognized tax benefits.
During the second quarter of fiscal 2009, $9.3 million of unrecognized federal and state tax benefits, including $3.9 million in accrued interest, were reversed due to settlements with tax authorities. Other than this reversal, there have been no material changes to the components of the Company’s total unrecognized tax benefits, including any amount which, if recognized, would affect the Company’s effective tax rate. The principal difference between our effective rate and the U.S. federal statutory rate for the three and six months ended March 31, 2009 is due to our valuation allowance, state income taxes incurred, the non-deductible goodwill impairment charge and adjustments related to our liabilities for unrecognized tax benefits discussed above. The principal difference between our effective rate and the U.S. federal statutory rate for the three and six months ended March 31, 2008 is due to state income taxes incurred and the non-deductible goodwill impairment charge.
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
Our warranty reserves at March 31, 2009 and 2008 include accruals for Trinity Homes LLC (“Trinity”) moisture intrusion issues discussed more fully below. Warranty reserves are included in other liabilities and the provision for warranty accruals is included in home construction and land sales expenses in the unaudited condensed consolidated financial statements. We record reserves covering anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by operating segment. An analysis by operating segment allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also contemplates the existence of any non-recurring or community-specific warranty related matters that might not be contemplated in our historical data and trends. As a result of our analyses, we adjust our estimated warranty liabilities. While we believe that our warranty reserves are adequate as of March 31, 2009, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve. Our warranty reserves, which include amounts related to the Trinity moisture intrusion issues discussed below, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Balance at beginning of period	$36,888	$48,956	$40,822	$57,053
Provisions	471	4,824	719	6,232
Payments	(4,980)	(6,677)	(9,162)	(16,182)

Balance at end of period	$32,379	$47,103	$32,379	$47,103

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
As of March 31, 2009, there were four pending lawsuits related to such complaints received by Trinity, including a class action. Three of these suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate. The class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC. The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004. As of March 31, 2009, we have completed remediation of 1,867 homes related to 1,877 total Trinity claims.
Our warranty reserves at March 31, 2009 and September 30, 2008 include accruals for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion. Warranty reserves also include accruals for class action claims received, pursuant to the settlement discussed above, from class members who had not previously contacted Trinity with complaints.
The cost to assess and remediate a home depends on the extent of moisture damage, if any, that the home has incurred. Homes for which we receive complaints are classified into one of three categories: 1) homes with no moisture damage, 2) homes with isolated moisture damage or 3) homes with extensive moisture damage.
As of March 31, 2009 and September 30, 2008, we accrued for our estimated cost to remediate homes that we had assessed and assigned to one of the above categories, as well as our estimated cost to remediate those homes for which an assessment had not yet been performed. For purposes of our accrual, we have historically assigned homes not yet assessed to categories based on our expectations about the extent of damage and trends observed from the results of assessments performed to date. In addition, our cost estimation process considers the subdivision of the claimant along with the categorization discussed above. Once a home is categorized, detailed budgets are used as the basis to prepare our estimated costs to remediate such home.

     The following accruals at March 31, 2009 represent our best estimates of the costs to resolve remaining claims associated with Trinity moisture intrusion issues. Changes in the accrual for Trinity moisture intrusion issues during the period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Balance at beginning of period	$1,722	$8,461	$2,759	$12,116
Reductions	—	(358)	(243)	(970)
Payments	(953)	(2,194)	(1,747)	(5,237)

Balance at end of period	$769	$5,909	$769	$5,909

Actual costs to assess and remediate homes in each category and subdivision and the extent of damage to homes not yet assessed could differ from our estimates. As a result, the costs to resolve existing complaints could differ from our recorded accruals and have a material adverse effect on our earnings in the periods in which the matters are resolved. Additionally, it is possible that we will incur additional losses related to these matters, including additional losses related to homes for which we have not yet received complaints.
Investigations
United States Attorney, State and Federal Agency Investigations. Beazer Homes and its mortgage subsidiary, Beazer Mortgage Corporation (“Beazer Mortgage”), have been under criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (“the U.S. Attorney”) and other state and federal agencies concerning the matters that were the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors (the “Investigation”) completed in May 2008. We have had several discussions with the U.S. Attorney to negotiate a resolution of its investigation. Although we have not reached an agreement on such a resolution and can not reasonably estimate the Company’s total liability, we recognized expense in the quarter ended March 31, 2009 of approximately $11 million and $2 million to cover payments that we believe are probable and reasonably estimable for fiscal years 2009 and 2010, respectively. Our negotiations with the U.S. Attorney are continuing and we believe that future additional payments are reasonably possible. While there is no agreement with the U.S. Attorney, such negotiations have included the possibility of future payments linked to the Company’s ability to return to generating positive earnings and a limit on total liability of approximately $50 million over 60 months. There can be no assurance that we can conclude an agreement with the U.S. Attorney on these terms or on any financial or non-financial terms that are mutually acceptable.
Independent Investigation. In May 2008, the Audit Committee of the Beazer Homes Board of Directors completed the Investigation of Beazer Homes’ mortgage origination business, including, among other things, investigating certain evidence that the Company’s subsidiary, Beazer Mortgage, violated U.S. Department of Housing and Urban Development (“HUD”) regulations and may have violated certain other laws and regulations in connection with certain of its mortgage origination activities. The Investigation also found evidence that employees of the Company’s Beazer Mortgage subsidiary violated certain federal and/or state regulations, including HUD regulations. Areas of concern uncovered by the Investigation included our former practices in the areas of: down payment assistance program; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation, and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate. In addition, the Investigation identified accounting and financial reporting errors and irregularities which resulted in the restatement of certain prior period consolidated financial statements which was included in our 2007 Form 10-K filed with the SEC on May 12, 2008.
Litigation
Securities Class Action. Beazer Homes and certain of our current and former officers (the “Individual Defendants”), as well as our Independent Registered Accounting Firm, are named as defendants in putative class action securities litigation pending in the United States District Court for the Northern District of Georgia. Three separate complaints were initially filed between March 29 and May 21, 2007. The cases were subsequently consolidated by the court and the court appointed Glickenhaus & Co. and Carpenters Pension Trust Fund for Northern California as lead plaintiffs. On June 27, 2008, lead plaintiffs filed an Amended and Consolidated Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”), which purports to assert claims on behalf of a class of persons and entities that purchased or acquired the securities of Beazer Homes during the period January 27, 2005 through May 12, 2008. The Consolidated Complaint asserts a claim against the defendants under Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder for allegedly making materially false and misleading statements regarding our business and prospects, including, among other things, alleged misrepresentations and omissions related to alleged improper lending practices in our mortgage origination business, alleged misrepresentations and omissions related to improper revenue recognition and other accounting improprieties and alleged misrepresentations and omissions concerning our land investments and inventory. The Consolidated Complaint also asserts claims against the Individual Defendants under Sections 20(a) and 20A of the Exchange Act. Lead plaintiffs seek a determination that the action is properly maintained as a class action, an unspecified amount of compensatory damages and costs and expenses, including attorneys’ fees. On November 3, 2008, the Company and the other defendants filed motions to dismiss the Consolidated Complaint. Briefing of the motion was completed in March 2009. The Company reached an agreement with lead plaintiffs to settle the lawsuit. Under the terms of the proposed settlement, the lawsuit will be dismissed with prejudice, and the Company and all other defendants do not admit any liability and will receive a full and complete release of all claims asserted against them in the litigation, in exchange for the payment of an aggregate of $30.5 million. The monetary payment to be made on behalf of the Company and the individual defendants will be funded from insurance proceeds. As a result, there will be no financial contribution by the Company. The agreement is subject to court approval.
Derivative Shareholder Actions. Certain of Beazer Homes’ current and former officers and directors were named as defendants in a derivative shareholder suit filed on April 16, 2007 in the United States District Court for the Northern District of Georgia. The complaint also names Beazer Homes as a nominal defendant. The complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched. Plaintiffs seek an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. An additional lawsuit was filed subsequently on August 29, 2007 in the United States District Court for the Northern District of Georgia asserting similar factual allegations. The two Georgia derivative actions have been consolidated, and the plaintiffs have filed an amended, consolidated complaint. On November 21, 2008, the Company and the other defendants filed motions to dismiss the amended consolidated complaint. Briefing of the motion was completed in February 2009. The defendants intend to vigorously defend against these actions. Given the inherent uncertainties in this litigation, as of March 31, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (“ERISA”), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently on May 11, 2007, May 14, 2007, June 15, 2007 and July 27, 2007 in the United States District Court for the Northern District of Georgia making similar allegations. The court consolidated these five lawsuits, and on June 27, 2008, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Beazer Homes, our chief executive officer, certain current and former directors of the Company, including the members of the Compensation Committee of the Board of Directors, and certain employees of the Company who acted as members of the Company’s 401(k) Committee. On October 10, 2008, the Company and the other defendants filed a motion to dismiss the consolidated amended complaint. Briefing of the motion was completed in January 2009. The Company intends to vigorously defend against these actions. Given the inherent uncertainties in this litigation, as of March 31, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (“RESPA”) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants moved to dismiss the Complaint on June 4, 2008. On July 25, 2008, in lieu of a response to the motion to dismiss, plaintiff filed an amended complaint. The Company has moved to dismiss the amended complaint and intends to vigorously defend against this action. Given the inherent uncertainties in this litigation, as of March 31, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.

Beazer Homes Corp. and Beazer Mortgage Corporation are also named defendants in a lawsuit filed on July 3, 2007, in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division, but remanded on April 23, 2008 to the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The complaint was filed on behalf of ten individual homeowners who purchased homes from Beazer in Mecklenburg County. The complaint alleges certain deceptive conduct by the defendants and brings various claims under North Carolina statutory and common law, including a claim for punitive damages. On June 27, 2008 a second amended complaint, which added two plaintiffs to the lawsuit, was filed. The case has been designated as “exceptional” pursuant to Rule 2.1 of the General Rules of Practice of the North Carolina Superior and District Courts and has been assigned to the docket of the North Carolina Business Court. The Company filed a motion to dismiss on July 30, 2008. On November 18, 2008, the plaintiffs filed a third amended complaint. The Company filed a motion to dismiss the third amended complaint on December 29, 2008. The Company intends to vigorously defend against this action. Given the inherent uncertainties in this litigation, as of March 31, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
Beazer Homes’ subsidiaries Beazer Homes Holdings Corp. and Beazer Mortgage Corporation were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The lawsuit was amended on June 2, 2008 and named as defendants Beazer Homes Holdings Corp., Beazer Homes USA, Inc., and Security Title Insurance Company. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999 to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court. On November 26, 2008, plaintiffs filed a Second Amended Complaint which substituted new named-plaintiffs. The Company filed a motion to dismiss the Second Amended Complaint. The federal court granted Beazer’s motion to dismiss the Second Amended Complaint. The federal court dismissed the sole federal claim, declined to rule on the state law claims, and remanded the case to the Superior Court of California, Placer County, where Beazer’s motion to dismiss the state law claims is now pending. The Company intends to continue to vigorously defend against the action. Given the inherent uncertainties in this litigation, as of March 31, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
We cannot predict or determine the timing or final outcome of the governmental investigations or the lawsuits or the effect that any adverse findings in the investigations or adverse determinations in the pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss if any, cannot presently be made with respect to the above pending matters. While we are cooperating with the governmental investigations, developments, including the expansion of the scope of the investigations, could negatively impact us, could divert the efforts and attention of our management team from the operation of our business, and/or result in further departures of executives or other employees. An unfavorable determination resulting from any governmental investigation could result in the filing of criminal charges, payment of substantial criminal or civil restitution, the imposition of injunctions on our conduct or the imposition of other penalties or consequences, including but not limited to the Company having to adjust, curtail or terminate the conduct of certain of our business operations. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and prospects. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the investigations and the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations.
Other Matters
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of March 31, 2009, no monetary penalties had been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

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
We have accrued $19.2 million and $17.9 million in other liabilities related to these matters as of March 31, 2009 and September 30, 2008, respectively.
Recently, the lender of one of our unconsolidated joint ventures has filed individual lawsuits against some of the joint venture partners and certain of those partners’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. We are a 2.58% partner in this joint venture (see Note 3 for additional information). In addition, an estimate of possible loss or range of loss if any, cannot presently be made with respect to the above matter. Given the inherent uncertainties in this litigation, as of March 31, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
We had performance bonds and total outstanding letters of credit of approximately $309.3 million and $48.6 million, respectively, at March 31, 2009 related principally to our obligations to local governments to construct roads and other improvements in various developments. Total outstanding letters of credit includes approximately $6.2 million related to our land option contracts discussed in Note 4.
(10) Stock Repurchase Program
On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. We did not repurchase any shares in the open market during the three months ended March 31, 2009 or 2008. At March 31, 2009, there are approximately 5.4 million shares available for purchase pursuant to the plan; however, we have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors, and as allowed by our debt covenants, and is unlikely in the foreseeable future.
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2009	2008	2009	2008
Revenue
West	$73,683	$138,862	$177,100	$292,456
East	71,795	138,419	144,986	311,266
Southeast	40,834	73,609	81,907	181,387
Other homebuilding	1,699	53,770	15,894	118,903
Financial Services	312	757	800	2,059

Consolidated total	$188,323	$405,417	$420,687	$906,071

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2009	2008	2009	2008
Operating (loss) income
West	$(20,434)	$(52,227)	$(26,680)	$(102,978)
East	(10,413)	(37,393)	(13,837)	(59,394)
Southeast	(14,724)	(46,625)	(16,669)	(74,146)
Other homebuilding	(9,933)	(45,850)	(10,799)	(90,467)
Financial Services	68	190	56	810

Segment total	(55,436)	(181,905)	(67,929)	(326,175)

Corporate and unallocated (a)	(47,263)	(108,310)	(97,096)	(162,354)

Total operating loss	(102,699)	(290,215)	(165,025)	(488,529)

Equity in loss of unconsolidated joint ventures	(8,341)	(40,361)	(9,754)	(56,501)
Other expense, net	(15,735)	(4,569)	(34,014)	(7,418)

Loss from continuing operations before income taxes	$(126,775)	$(335,145)	$(208,793)	$(552,448)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2009	2008	2009	2008
Depreciation and amortization
West	$1,256	$2,032	$2,771	$3,702
East	1,772	1,971	2,535	3,719
Southeast	325	796	641	1,801
Other homebuilding	3	616	148	1,277
Financial Services	1	7	9	14

Segment total	3,357	5,422	6,104	10,513

Corporate and unallocated (a)	982	804	2,018	1,691

Consolidated total	$4,339	$6,226	$8,122	$12,204

	March 31,	September 30,
(in thousands)	2009	2008
Assets (b)
West	$728,501	$779,863
East	476,248	507,412
Southeast	206,250	225,125
Other homebuilding	39,536	64,123
Financial Services	33,614	38,156
Corporate and unallocated (c)	762,295	1,024,681
Discontinued operations	125	2,439

Consolidated total	$2,246,569	$2,641,799

(a)	Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. In addition, for the three and six months ended March 31, 2009, corporate and unallocated also includes $2.8 million and $5.0 million of investigation-related costs, respectively. The three and six months ended March 31, 2009 also includes approximately $13 million in estimated payments related to the government investigations (see Note 9). For the three and six months ended March 31, 2008, corporate and unallocated includes $7.5 million and $14.3 million of investigation-related costs, respectively. Corporate and unallocated also includes goodwill impairment charges of $0 and $16.1 million for the three and six months ended March 31, 2009 and $48.1 million for the three and six months ended March 31, 2008, respectively (see Note 1).

(b)	Segment assets as of September 30, 2008 include goodwill assigned from prior acquisitions. See Note 1 for goodwill by segment as of March 31, 2009 and September 30, 2008.

(c)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other corporate items that are not allocated to the segments.
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

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
March 31, 2009
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

ASSETS
Cash and cash equivalents	$560,404	$1,842	$1,946	$(4,665)	$559,527
Restricted cash	11,321	207	2	—	11,530
Accounts receivable (net of allowance of $5,617)	—	28,995	47	—	29,042
Income tax receivable	12,124	—	—	—	12,124
Owned inventory	—	1,431,122	—	—	1,431,122
Consolidated inventory not owned	—	53,046	—	—	53,046
Investments in unconsolidated joint ventures	3,093	28,513	—	—	31,606
Deferred tax assets, net	31,336	—	—	—	31,336
Property, plant and equipment, net	—	33,067	—	—	33,067
Investments in subsidiaries	393,691	—	—	(393,691)	—
Intercompany	926,904	(934,701)	3,132	4,665	—
Other assets	33,168	16,001	5,000	—	54,169

Total assets	$1,972,041	$658,092	$10,127	$(393,691)	$2,246,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$41,188	$—	$—	$41,188
Other liabilities	106,989	162,429	6,371	—	275,789
Intercompany	1,187	—	(1,187)	—	—
Obligations related to consolidated inventory not owned	—	31,640	—	—	31,640
Senior notes (net of discounts of $2,331)	1,522,669	—	—	—	1,522,669
Junior subordinated notes	103,093	—	—	—	103,093
Other notes payable	—	34,087	—	—	34,087
Model home financing obligations	52,532	—	—	—	52,532

Total liabilities	1,786,470	269,344	5,184	—	2,060,998

Stockholders’ equity	185,571	388,748	4,943	(393,691)	185,571

Total liabilities and stockholders’ equity	$1,972,041	$658,092	$10,127	$(393,691)	$2,246,569

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
September 30, 2008
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

ASSETS
Cash and cash equivalents	$575,856	$14,806	$5	$(6,333)	$584,334
Restricted cash	—	297	—	—	297
Accounts receivable (net of allowance of $8,915)	—	46,504	51	—	46,555
Income tax receivable	173,500	—	—	—	173,500
Owned inventory	—	1,545,006	—	—	1,545,006
Consolidated inventory not owned	—	106,655	—	—	106,655
Investments in unconsolidated joint ventures	3,093	29,972	—	—	33,065
Deferred tax assets, net	20,216	—	—	—	20,216
Property, plant and equipment, net	—	39,822	—	—	39,822
Goodwill	—	16,143	—	—	16,143
Investments in subsidiaries	393,783	—	—	(393,783)	—
Intercompany	979,646	(989,138)	3,159	6,333	—
Other assets	35,701	33,518	6,987	—	76,206

Total assets	$2,181,795	$843,585	$10,202	$(393,783)	$2,641,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$90,371	$—	$—	$90,371
Other liabilities	108,975	243,010	6,607	—	358,592
Intercompany	1,210	—	(1,210)	—	—
Obligations related to consolidated inventory not owned	—	70,608	—	—	70,608
Senior notes (net of discounts of $2,565)	1,522,435	—	—	—	1,522,435
Junior subordinated notes	103,093	—	—	—	103,093
Other notes payable	—	50,618	—	—	50,618
Model home financing obligations	71,231	—	—	—	71,231

Total liabilities	1,806,944	454,607	5,397	—	2,266,948

Stockholders’ equity	374,851	388,978	4,805	(393,783)	374,851

Total liabilities and stockholders’ equity	$2,181,795	$843,585	$10,202	$(393,783)	$2,641,799

Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Three Months Ended March 31, 2009
Total revenue	$—	$188,217	$106	$—	$188,323

Home construction and land sales expenses	10,859	157,039	—	—	167,898
Inventory impairments and option contract abandonments	1,416	50,339	—	—	51,755

Gross (loss) profit	(12,275)	(19,161)	106	—	(31,330)

Selling, general and administrative expenses	—	66,997	33	—	67,030
Depreciation and amortization		4,339			4,339

Operating (loss) income	(12,275)	(90,497)	73	—	(102,699)
Equity in loss of unconsolidated joint ventures	—	(8,341)	—	—	(8,341)
Other (expense) income, net	(21,022)	5,297	(10)	—	(15,735)

(Loss) income from continuing operations before income taxes	(33,297)	(93,541)	63	—	(126,775)
(Benefit from) provision for income taxes	(12,130)	93	29	—	(12,008)
Equity in loss of subsidiaries	(93,600)	—	—	93,600	—

(Loss) income from continuing operations	(114,767)	(93,634)	34	93,600	(114,767)
Loss from discontinued operations, net of tax	—	(156)	—	—	(156)
Equity in loss of subsidiaries	(156)	—	—	156	—

Net (loss) income	$(114,923)	$(93,790)	$34	$93,756	$(114,923)

Six Months Ended March 31, 2009
Total revenue	$—	$420,351	$336	$—	$420,687

Home construction and land sales expenses	23,552	350,192	—	—	373,744
Inventory impairments and option contract abandonments	1,953	62,511	—	—	64,464

Gross (loss) profit	(25,505)	7,648	336	—	(17,521)

Selling, general and administrative expenses	—	123,146	93	—	123,239
Depreciation and amortization	—	8,122	—	—	8,122
Goodwill impairment		16,143			16,143

Operating (loss) income	(25,505)	(139,763)	243	—	(165,025)
Equity in loss of unconsolidated joint ventures	—	(9,754)	—	—	(9,754)
Other (expense) income, net	(42,259)	8,249	(4)	—	(34,014)

(Loss) income from continuing operations before income taxes	(67,764)	(141,268)	239	—	(208,793)
(Benefit from) provision for income taxes	(24,686)	10,614	101	—	(13,971)
Equity in loss of subsidiaries	(151,744)	—	—	151,744	—

(Loss) income from continuing operations	(194,822)	(151,882)	138	151,744	(194,822)
Loss from discontinued operations, net of tax	—	(376)	—	—	(376)
Equity in loss of subsidiaries	(376)	—	—	376	—

Net (loss) income	$(195,198)	$(152,258)	$138	$152,120	$(195,198)

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Three Months Ended March 31, 2008
Total revenue	$—	$405,269	$148	$—	$405,417

Home construction and land sales expenses	24,439	354,985	—	—	379,424
Inventory impairments and option contract abandonments	5,641	182,219	—	—	187,860

Gross (loss) profit	(30,080)	(131,935)	148	—	(161,867)

Selling, general and administrative expenses	—	73,986	31	—	74,017
Depreciation and amortization		6,226			6,226
Goodwill impairment	—	48,105	—	—	48,105

Operating (loss) income	(30,080)	(260,252)	117	—	(290,215)
Equity in loss of unconsolidated joint ventures	—	(40,361)	—	—	(40,361)
Other (expense) income, net	(13,483)	8,886	28	—	(4,569)

(Loss) income before income taxes	(43,563)	(291,727)	145	—	(335,145)
(Benefit from) provision for income taxes	(16,305)	(90,170)	53	—	(106,422)
Equity in loss of subsidiaries	(201,465)	—	—	201,465	—

(Loss) income from continuing operations	(228,723)	(201,557)	92	201,465	(228,723)
Loss from discontinued operations, net of tax	—	(1,170)	—	—	(1,170)
Equity in loss of subsidiaries	(1,170)	—	—	1,170	—

Net (loss) income	$(229,893)	$(202,727)	$92	$202,635	$(229,893)

Six Months Ended March 31, 2008
Total revenue	$—	$905,719	$352	$—	$906,071

Home construction and land sales expenses	49,289	766,451	—	—	815,740
Inventory impairments and option contract abandonments	10,593	345,779	—	—	356,372

Gross (loss) profit	(59,882)	(206,511)	352	—	(266,041)

Selling, general and administrative expenses	—	162,100	79	—	162,179
Depreciation and amortization	—	12,204	—	—	12,204
Goodwill impairment		48,105			48,105

Operating (loss) income	(59,882)	(428,920)	273	—	(488,529)
Equity in loss of unconsolidated joint ventures	—	(56,501)	—	—	(56,501)
Other (expense) income, net	(19,993)	12,503	72	—	(7,418)

(Loss) income before income taxes	(79,875)	(472,918)	345	—	(552,448)
(Benefit from) provision for income taxes	(29,897)	(156,294)	127	—	(186,064)
Equity in loss of subsidiaries	(316,406)	—	—	316,406	—

(Loss) income from continuing operations	(366,384)	(316,624)	218	316,406	(366,384)
Loss from discontinued operations, net of tax	—	(1,745)	—	—	(1,745)
Equity in loss of subsidiaries	(1,745)	—	—	1,745	—

Net (loss) income	$(368,129)	$(318,369)	$218	$318,151	$(368,129)

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Cash Flow Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
For the six months ended March 31, 2009	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Net cash provided by (used in) operating activities	$112,727	$(98,039)	$1,893	$—	$16,581

Cash flows from investing activities:
Capital expenditures	—	(3,441)	—	—	(3,441)
Investments in unconsolidated joint ventures	—	(4,189)	—	—	(4,189)
Changes in restricted cash	(11,321)	90	(2)	—	(11,233)

Net cash used in investing activities	(11,321)	(7,540)	(2)	—	(18,863)

Cash flows from financing activities:
Repayment of other secured notes payable	—	(992)	—	—	(992)
Repayment of model home financing obligations	(18,699)	—	—	—	(18,699)
Debt issuance costs	(1,018)	—	—	—	(1,018)
Common stock redeemed	(19)	—	—	—	(19)
Tax benefit from stock transactions	(1,797)	—	—	—	(1,797)
Advances to/from subsidiaries	(95,325)	93,607	50	1,668	—

Net cash (used in) provided by financing activities	(116,858)	92,615	50	1,668	(22,525)

(Decrease) increase in cash and cash equivalents	(15,452)	(12,964)	1,941	1,668	(24,807)
Cash and cash equivalents at beginning of period	575,856	14,806	5	(6,333)	584,334

Cash and cash equivalents at end of period	$560,404	$1,842	$1,946	$(4,665)	$559,527

For the six months ended March 31, 2008
Net cash (used in) provided by operating activities	$(141,179)	$112,417	$1,116	$—	$(27,646)

Cash flows from investing activities:
Capital expenditures	—	(5,921)	—	—	(5,921)
Investments in unconsolidated joint ventures	—	(9,665)	—	—	(9,665)
Changes in restricted cash	—	1,579	—	—	1,579

Net cash used in investing activities	—	(14,007)	—	—	(14,007)

Cash flows from financing activities:
Repayment of other secured notes payable	—	(99,785)	—	—	(99,785)
Repayment of model home financing obligations	(17,694)	—	—	—	(17,694)
Debt issuance costs	(21,135)	—	—	—	(21,135)
Common stock redeemed	(12)	—	—	—	(12)
Tax benefit from stock transactions	(388)	—	—	—	(388)
Advances to/from subsidiaries	18,446	(8,202)	(509)	(9,735)	—

Net cash (used in) provided by financing activities	(20,783)	(107,987)	(509)	(9,735)	(139,014)

Decrease in cash and cash equivalents	(161,962)	(9,577)	607	(9,735)	(180,667)
Cash and cash equivalents at beginning of period	447,296	9,700	1,559	(4,218)	454,337

Cash and cash equivalents at end of period	$285,334	$123	$2,166	$(13,953)	$273,670

(13) Discontinued Operations
On February 1, 2008, the Company determined that it would discontinue its mortgage origination services through Beazer Mortgage Corporation (“BMC”). In February 2008, the Company entered into a new marketing services arrangement with Countrywide Financial Corporation (“Countrywide”), whereby the Company would market Countrywide as the preferred mortgage provider to its customers. In addition, during the three months ended March 31, 2008, the Company wrote off its entire $7.1 million investment in Homebuilders Financial Network LLC (“HFN”). HFN was a joint venture investment which was established to provide loan processing services to mortgage originators. The Company assigned its ownership interest to its joint venture partner. The Company’s joint venture interest in HFN was not owned by Beazer Mortgage Corporation and, therefore, the associated investment as of March 31, 2008 is not included in the discontinued operations information presented below.
The Company has classified the results of operations of BMC, previously included in our Financial Services segment, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented in accordance with SFAS 144. As of March 31, 2009, substantially all BMC operating activities have ceased. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of operations.
The results of the BMC operations classified as discontinued operations in the unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Total revenue	$—	$1,003	$—	$3,497
Loss from discontinued operations before income taxes	(156)	(1,875)	(376)	(2,797)
Benefit from income taxes	—	(705)	—	(1,052)
Loss from discontinued operations, net of tax	(156)	(1,170)	(376)	(1,745)
Assets and liabilities from discontinued operations at March 31, 2009 and September 30, 2008, which entirely relates to BMC, consist of the following (in thousands):

	March 31,	September 30,
	2009	2008
ASSETS
Accounts receivable	—	2,305
Residential mortgage loans available-for-sale	91	94
Other	34	40

Assets of discontinued operations	$125	$2,439

LIABILITIES
Trade accounts payable and other liabilities	$377	$360

Liabilities of discontinued operations	$377	$360

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview: Throughout fiscal 2008 and into the first half of fiscal 2009, the homebuilding environment continued to deteriorate as consumer confidence declined, unemployment increased, the availability of home mortgage credit tightened significantly and the economy continued to slow down. Specifically, the credit markets and the mortgage industry have been experiencing a period of unparalleled turmoil and disruption characterized by bankruptcy, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government. While the ultimate outcome of these events cannot be predicted, it has made it more difficult for homebuyers to obtain acceptable financing. In addition, the supply of new and resale homes in the marketplace remained excessive for the levels of consumer demand, further challenged by an increased number of foreclosed homes offered at substantially reduced prices. These pressures in the marketplace resulted in the use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels by us and many of our competitors.
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

During the first quarter of fiscal 2009, we did not pursue a strategy of additional sales incentives or sales price reductions in an effort to generate additional sales absorptions. Our belief was that those strategies would not have significantly improved the number of new home orders during that quarter due to unprecedented macro-economic events including the failure and near failure of several financial institutions. Those events resulted in temporary, but significant curtailment of consumer and business spending, particularly if access to credit was required. The confluence of the new Congress and the new White House administration and the enactment of the fiscal stimulus package focused on job creation and increased availability of credit may ultimately lead to improved sales absorptions without continued degradation of home sales margins.
During the current quarter, our second fiscal quarter, as the macro-economic environment tempered, we continued to focus on cash generation from the sale of existing inventory supply and introduced additional sales incentives and reduced sales prices in certain situations in order to move this inventory. We also reevaluated pricing and incentives offered in select communities in response to local market conditions to generate sales on to-be-built inventory. Certain of these changes resulted in adjustments to our inventory valuations. See Note 4 to the unaudited condensed consolidated financial statements for discussion of the current quarter’s inventory impairments.
In fiscal 2008, we completed a comprehensive review of each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entailed an evaluation of both external market factors and our position in each market and resulted in the decision formalized and announced on February 1, 2008, to discontinue homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH and Lexington, KY. During the third quarter of fiscal 2008, we announced our decision to discontinue homebuilding operations in Colorado and Fresno, CA. We are actively completing an orderly exit from each of these markets and remain committed to our remaining customer care responsibilities. We have committed to complete all homes under construction in these markets and are in the process of marketing the remaining land positions for sale. While the underlying basis for exiting each market was different, in each instance we concluded we could better serve shareholder interests by re-allocating the capital employed in these markets. As of March 31, 2009, these markets represented approximately 1.8% of the Company’s total assets and are aggregated in our Other Homebuilding segment.
In addition, as disclosed in our 2008 Form 10-K, the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the “Investigation”) and concluded in May 2008, identified accounting and financial reporting errors and irregularities which resulted in the restatement of certain of our prior period consolidated financial statements and found evidence that employees of the Company’s Beazer Mortgage Corporation (“Beazer Mortgage”) subsidiary, which voluntarily ceased operations in February 2008, violated certain federal and/or state regulations, including U.S. Department of Housing and Urban Development (“HUD”) regulations. Areas of concern uncovered by the Investigation included our former practices in the areas of: down payment assistance programs; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate.
As explained in Note 9 to the unaudited condensed consolidated financial statements, the Company and Beazer Mortgage have been under criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (“U.S. Attorney”) and other state and federal agencies concerning the matters that were the subject of the Investigation. We have had several discussions with the U.S. Attorney to negotiate a resolution of its investigation. Although we have not reached an agreement on such a resolution and can not reasonably estimate the Company’s total liability, we recognized expense in the quarter ended March 31, 2009 of approximately $11 million and $2 million to cover payments that we believe are probable and reasonably estimable for fiscal years 2009 and 2010, respectively. Our negotiations with the U.S. Attorney are continuing and we believe that future additional payments are reasonably possible. While there is no agreement with the U.S. Attorney, such negotiations have included the possibility of future payments linked to the Company’s ability to return to generating positive earnings and a limit on total liability of approximately $50 million over 60 months. There can be no assurance that we can conclude an agreement with the U.S. Attorney on these terms or on any financial or non-financial terms that are mutually acceptable.
The Housing and Economic Recovery Act of 2008 (“HERA”) was enacted into law on July 30, 2008. Among other things, HERA provides for a temporary first-time home buyer tax credit for purchases made through July 1, 2009; reforms of Fannie Mae and Freddie

Mac, including adjustments to the conforming loan limits; modernization and expansion of the FHA, including an increase to 3.5% in the minimum down payment required for FHA loans; and the elimination of seller-funded down payment assistance programs for FHA loans approved after September 30, 2008. Overall, HERA was intended to help stabilize and add consumer confidence to the housing industry. However, certain of the changes, such as the elimination of the down payment assistance programs and the increase in minimum down payments, have adversely impacted the ability of potential homebuyers to afford to purchase a new home or obtain financing. The down payment assistance programs were utilized for a number of our home closings in fiscal 2008.
The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted into law on October 3, 2008. EESA authorizes up to $700 billion in new spending authority for the United States Secretary of the Treasury (the “Secretary”) to purchase, manage and ultimately dispose of troubled assets. The provisions of this law include an expansion of the Hope for Homeowners Program. This program allows the Secretary to use loan guarantees and credit enhancements so that loans can be modified to prevent foreclosures. Also, the Secretary can consent to term extensions, rate-reductions and principal write-downs. Federal agencies that own mortgage loans are directed to seek modifications prior to foreclosures. In February 2009, the $8,000 First Time Homebuyer Tax Credit was enacted into law. This law enables homebuyers who have not owned a home in the past three years, subject to certain income limits, to receive a tax credit of 10% of the purchase price of a home up to a maximum of $8,000. While we expect the impact of this legislation will generally be favorable to the economy, the impact on our operations is not yet determinable.
Outlook: We expect that the remainder of fiscal 2009 will pose significant challenges for us. Like many other homebuilders, we have experienced a material reduction in revenues and margins and we incurred significant net losses in fiscal 2008 and the first six months of fiscal 2009. These net losses were driven primarily by asset impairment and lot option abandonment charges incurred in those periods. We believe that the homebuilding market will remain challenging throughout fiscal 2009 and, as a result, it is likely that we will also incur additional net losses in 2009, which will further reduce our stockholders’ equity.
Certain of our property-specific secured notes payable agreements contain covenants that require us to maintain minimum levels of stockholders’ equity (or some variation, such as tangible net worth) or maximum levels of debt to stockholders’ equity. Although the specific covenants and related definitions vary among the agreements, further reductions in our stockholders’ equity, absent the receipt of waivers, may cause breaches of some or all of these covenants. Breaches of certain of these covenants, to the extent they lead to an acceleration, may result in cross defaults under our senior notes. The dollar value of property-specific secured notes payable agreements containing stockholders’ equity-related covenants totaled $22.7 million at March 31, 2009. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness. During the quarter, we fully satisfied a $16.5 million note, secured by a single property for $10.7 million and recognized a net $3.6 million gain on debt extinguishment which is included in other expense, net in the unaudited condensed consolidated statement of operations.
On May 4, 2009, the Company entered into a Third Limited Waiver related to the Company’s Secured Revolving Credit Facility. During the waiver period, which extends to the earlier of August 15, 2009 or the filing of the Company’s financial statements for the period ending June 30, 2009, the waiver agreement 1) preserves the facility size at $150 million, rather than shrinking to $100 million as required based on the Company’s reported Tangible Net Worth of $143.8 million, 2) maintains, at the current level, the collateral coverage in the secured borrowing base at 4.5x, 3) maintains the current facility pricing at Eurodollar Margin of 5.0% and 4) waives a potential breach of an investments covenant in the facility. In exchange for the waiver, the Company has agreed to not borrow under the facility and to maintain the current level of $11.3 million of restricted cash in the secured borrowing base. The Company continued to be permitted to issue new Letters of Credit under the facility. At March 31, 2009, we had letters of credit outstanding of $48.6 million under the Secured Revolving Credit Facility. An acceleration of this facility may also result in cross defaults under our senior notes.
Decreased levels of stockholders’ equity may also trigger our obligations to consummate offers to purchase 10% of our non-convertible senior notes at par if our consolidated tangible net worth is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $134.5 million of notes, based on amounts outstanding at March 31, 2009.
During the quarter ended March 31, 2009, S&P lowered its rating of the Company’s corporate credit and senior unsecured debt from B- to CCC+ and maintained its negative outlook. During this quarter, Moody’s also lowered its rating from B2 to Caa2 and reaffirmed its negative outlook. On March 12, 2009, Fitch lowered the Company’s issuer-default rating from B- to CCC and its senior notes from CCC+/RR5 to CC/RR5, all of which are non-investment grade ratings. The rating agencies announced that these downgrades reflect continued deterioration in our homebuilding operations, credit metrics, other earnings-based metrics and the significant decrease in our tangible net worth over the past year. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be further lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a further weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a further credit rating downgrade, or otherwise increase our cost of borrowing.
Further, several of our joint ventures are in default under their debt agreements at March 31, 2009 or are at risk of defaulting. Although neither the Company nor any of its subsidiaries is the borrower of any of this joint venture debt, we have issued guarantees of various types with respect to many of these joint ventures. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. The total dollar value of our repayment and loan-to-value maintenance guarantees was $28.7 million at March 31, 2009. See Note 3 to the unaudited condensed consolidated financial statements.
Our cash and cash equivalents at March 31, 2009 was $559.5 million. Although we expect to incur a net loss during the remainder of fiscal 2009, we believe our cash and cash equivalents as of March 31, 2009, cash generated from our operations during the remainder of fiscal 2009 and availability, if any, under our Secured Revolving Credit Facility will be adequate to meet our liquidity needs during fiscal 2009. Additionally, we may be able to reduce our investment in land and homes to generate further liquidity. However, if we are required to fund all of the potential obligations associated with lower levels of stockholders’ equity and joint venture defaults, we would have cash requirements totaling approximately $234 million which would significantly reduce our overall liquidity.
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
Critical Accounting Policies: Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2008, our most critical accounting policies relate to inventory valuation (inventory held for development and land held for sale), homebuilding revenues and costs, warranty reserves, investments in unconsolidated joint ventures and income tax valuation allowances. Since September 30, 2008, there have been no significant changes to those critical accounting policies.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, beginning in the second half of fiscal 2006 and continuing through the second quarter of fiscal 2009, we continued to experience challenging conditions in most of our markets which contributed to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations.

RESULTS OF OPERATIONS:

	Quarter Ended March 31,		Six Months Ended March 31,
($ in thousands)	2009	2008	2009	2008
Revenues:
Homebuilding	$187,457	$400,656	$417,868	$892,443
Land and lot sales	554	4,004	2,019	11,569
Financial Services	312	757	800	2,059

Total	$188,323	$405,417	$420,687	$906,071

Gross (loss) profit
Homebuilding	$(31,398)	$(159,305)	$(18,290)	$(267,060)
Land and lot sales	(244)	(3,319)	(31)	(1,040)
Financial Services	312	757	800	2,059

Total	$(31,330)	$(161,867)	$(17,521)	$(266,041)

Selling, general and administrative (SG&A) expenses:
Homebuilding	$66,787	$73,456	$122,504	$160,943
Financial Services	243	561	735	1,236

Total	$67,030	$74,017	$123,239	$162,179

Depreciation and amortization	$4,339	$6,226	$8,122	$12,204

As a percentage of total revenue:
Gross Margin	-16.6%	-39.9%	-4.2%	-29.4%
SG&A — homebuilding	35.5%	18.1%	29.1%	17.8%
SG&A — Financial Services	0.1%	0.1%	0.2%	0.1%

Goodwill impairment	$—	$48,105	$16,143	$48,105

Equity in loss of unconsolidated joint ventures from:
Joint venture activities	$(8)	$(8,631)	$(128)	$(11,936)
Impairments	(8,333)	(31,730)	(9,626)	(44,565)

Equity in loss of unconsolidated joint ventures	$(8,341)	$(40,361)	$(9,754)	$(56,501)

Effective tax rate from continuing operations	9.5%	31.8%	6.7%	33.7%
Three and Six Month Periods Ended March 31, 2009 Compared to the Comparable Periods Ended March 31, 2008
Revenues. The continued deterioration of the housing industry contributed to 53.7% decreases in revenues for both the three and six months ended March 31, 2009 compared to the comparable periods ended March 31, 2008. Homes closed decreased by 48.1% to 814 from 1,568 for the quarters ended March 31, 2009 and March 31, 2008, respectively. For the six months ended March 31, 2009 compared to the same period of the prior year, homes closed decreased by 51.0% primarily due to the tightening of mortgage credit availability, an increase in home foreclosures and other economic factors that impacted consumer homebuyers. This decline in closings was especially pronounced throughout our markets in our East and Southeast segments. The average sales price of homes closed decreased by approximately 10% compared to the same quarter of the prior year due to increased price competition and subsequent price discounting and increased sales incentives related to the challenging market conditions, including the increased number of foreclosed homes on the market at below average sales prices.
In addition, we had $0.6 million and $2.0 million of land sales for the three and six months ended March 31, 2009 compared to $4.0 million and $11.6 million for the three and six months ended March 31, 2008, respectively.

Gross (Loss) Profit. Gross margin for three and six months ended March 31, 2009 were -16.6% and -4.2% (10.8% and 11.2% without impairments and abandonments) compared to gross margins of -39.9% and -29.4% (6.4% and 10.0% without impairments and abandonments) for the comparable periods of the prior year, respectively. Gross margins continued to be negatively impacted by weakness in the homebuilding industry. The improvement in gross margin was directly related to a reduction in non-cash pre-tax inventory impairments and option contract abandonments from $187.9 million and $356.4 million for the three and six months ended March 31, 2008 to $51.7 million and $64.5 million for the three and six months ended March 31, 2009, as well as from cost reductions related to our cost control initiatives including renegotiated vendor pricing where possible.
In our continued efforts to redeploy assets to more profitable endeavors, we executed several land sales in the comparable period of the prior year. We realized losses on land sales of $0.2 million and $31,000 for the three and six months ended March 31, 2009 compared to losses on land sales of $3.3 million and $1.0 million for the three and six months ended March 31, 2008, respectively.
Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) totaled $67.0 million and $74.0 million in the quarters ended March 31, 2009 and 2008 and $123.2 million and $162.2 million for the six months ended March 31, 2009 and 2008, respectively. The 9.4% and 24.0% decreases in SG&A expense during the fiscal 2009 three and six month periods is primarily related to cost reductions realized as a result of our comprehensive review and realignment of our overhead structure in light of our reduced volume expectations, lower sales commissions from decreased revenues and decreased investigation-related costs and severance costs offset partially by approximately $13 million in estimated payments related to the government investigations recorded in the three months ended March 31, 2009 (see Note 9 to the unaudited condensed consolidated financial statements). The three months ended March 31, 2009 and 2008 include $2.8 million and $7.5 million, respectively, of investigation related costs. For the six months ended March 31, 2009 and 2008, investigation-related costs were $5.0 million and $14.3 million. As of March 31, 2009, we had reduced our overall number of employees by 742, or 43%, as compared to March 31, 2008, or a cumulative reduction of 77% since September 30, 2006.
Depreciation and Amortization. Depreciation and amortization (“D&A”) totaled $4.3 million and $8.1 million for the three and six months ended March 31, 2009. D&A totaled $6.2 million and $12.2 million for the three and six months ended March 31, 2008, respectively. The decrease in D&A during the periods presented is related to reduced spending on model furnishings and sales office improvements as a result of our strategic review of our communities and reduced depreciation related to the consolidation of divisional offices and the discontinuation of our mortgage services in fiscal 2008.
Goodwill Impairment Charges. The Company experienced a significant decline in its market capitalization during the three months ended December 31, 2008 (the first quarter of fiscal 2009). As of December 31, 2008, we considered these current and expected future market conditions and estimated that our remaining goodwill was impaired and recorded a pretax, non-cash goodwill impairment charge of $16.1 million in the first quarter of fiscal 2009 related to our reporting units in Houston, Texas, Maryland and Nashville, Tennessee. During the quarter ended March 31, 2009, we concluded our goodwill impairment testing and confirmed the estimated impairment which was recorded in the first quarter. During the three and six months ended March 31, 2008, we recorded goodwill impairment charges totaling $48.1 million related to our reporting units in Arizona, Southern California, New Jersey and Virginia. These charges are reported in Corporate and Unallocated and are not allocated to our homebuilding segments. As a result of these goodwill impairments, as of March 31, 2009, we had no goodwill remaining.
Joint Venture Impairment Charges. As a result of the further deterioration of the housing market in fiscal 2008 and the first half of fiscal 2009 and the settlement of guarantees under debt obligations of certain of our unconsolidated joint ventures, we recorded impairments in certain of our unconsolidated joint ventures totaling $8.3 million and $9.6 million during the three and six months ended March 31, 2009, respectively (see Note 3 to the unaudited condensed consolidated financial statements where further discussed). Impairments of investments in our unconsolidated joint ventures totaled $31.7 million and $44.6 million for the three and six months ended March 31, 2008, respectively. If these adverse market conditions continue or worsen, we may have to take further writedowns of our investments in these joint ventures that may have a material adverse effect on our financial position and results of operations.
Income Taxes. As we are in a cumulative loss position, as analyzed under SFAS 109, and based on the lack of sufficient objective evidence regarding the realization of our deferred tax assets in the foreseeable future, beginning with the fourth quarter of fiscal 2008, we have recorded a valuation allowance for substantially all of our deferred tax assets (see Note 8 to the unaudited condensed consolidated financial statements for additional information). Our tax benefits of $12.0 million and $14.0 million for the three and six months ended March 31, 2009, primarily resulted from the reduction in our liabilities for unrecognized tax benefits related to effectively settling examinations with tax authorities and the expiration of certain statutes of limitations, offset by interest expense on our remaining liabilities for unrecognized tax benefits. During the second quarter of fiscal 2009, $9.3 million of unrecognized federal and state tax benefits were reversed due to settlements with tax authorities.

The principal difference between our effective rate and the U.S. federal statutory rate for the three and six months ended March 31, 2009 is due to our valuation allowance, state income taxes incurred, the non-deductible goodwill impairment charge and adjustments related to our liabilities for unrecognized tax benefits discussed above. The principal difference between our effective rate and the U.S. federal statutory rate for the three and six months ended March 31, 2008 is due to state income taxes incurred and the non-deductible goodwill impairment charge.
Segment Results for the Three and Six Months Ended March 31, 2009 and 2008:
Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues and the average selling prices of our homes by reportable segment ($ in thousands):

	Quarter Ended March 31,
	Homebuilding Revenues			Average Selling Price
	2009	2008	Change	2009	2008	Change
West	$73,683	$138,514	-46.8%	$217.4	$258.4	-15.9%
East	71,795	135,906	-47.2%	262.0	282.5	-7.3%
Southeast	40,834	73,149	-44.2%	210.5	242.2	-13.1%
Other	1,145	53,087	-97.8%	163.6	213.2	-23.3%

Total	$187,457	$400,656	-53.2%	$230.3	$255.5	-9.9%

	Six Months Ended March 31,
	Homebuilding Revenues			Average Selling Price
	2009	2008	Change	2009	2008	Change
West	$176,595	$288,537	-38.8%	$227.0	$252.3	-10.0%
East	144,986	308,746	-53.0%	266.0	267.1	-0.4%
Southeast	81,862	180,927	-54.8%	218.9	239.3	-8.5%
Other	14,425	114,233	-87.4%	262.3	218.8	19.9%

Total	$417,868	$892,443	-53.2%	$238.5	$249.4	-4.4%

Homebuilding revenues decreased for the three and six months ended March 31, 2009 compared to comparable periods of the prior year due to a 48.1% and 51.0% decrease in closings, respectively, related to reduced demand, a continued high rate of cancellations and excess capacity in both new and resale markets (including increased foreclosures available at lower prices) as investors continued to divest of prior home purchases and potential homebuyers have difficulty selling their homes and/or obtaining financing. In addition, credit tightening in the mortgage markets and a decline in consumer confidence in all of our markets further compounded the market deterioration during the three and six months ended March 31, 2009.
Homebuilding revenues in our West segment decreased 46.8% and 38.8%, respectively for the three and six months ended March 31, 2009 compared to the comparable periods of fiscal 2008. These decreases were driven by decreased closings of 36.8% and 31.8%, and decreased average sales prices of 15.9% and 10.0%. These decreases were particularly impacted by credit tightening in the mortgage markets, the existence of excess capacity in both new home and resale markets and a decline in consumer confidence in all of our markets in this segment.
For the quarter ended March 31, 2009, our East segment homebuilding revenues decreased by 47.2% driven by a 43.0% decline in closings and a 7.3% decrease in average selling price. For the six months ended March 31, 2009 compared to the prior year, the decrease in homebuilding revenues was driven by a 52.9% decrease in closings. These declines reflect the impact of excess capacity in the resale markets and competitive pricing pressures.
Our Southeast segment continued to be challenged by significant declines in demand, high cancellations and excess capacity in both the new home and resale markets, driving decreases in homebuilding revenues of 44.2% and 54.8% for the three and six months ended March 31, 2009 as compared to the same periods of the prior year. Home closings in the Southeast segment decreased from the prior year comparable periods by 35.8% and 50.5% for the three and six months ended March 31, 2009 due to deteriorating market conditions and competitive pressures. The decrease in closings was driven by higher cancellations, lower demand, higher available supply or new and resale inventory, increased competition and the tightening of credit requirements and decreased availability of mortgage options for potential homebuyers.
Homebuilding revenues in our Other Homebuilding markets significantly decreased as a result of our fiscal 2008 strategic decision to exit these markets and optimize our capital and resource allocation in markets better suited to enhance our long-term financial position. As of March 31, 2009, we had two homes in backlog related to these communities and 1 home for sale.
Land and Lot Sales Revenues. The table below summarizes land and lot sales revenues by reportable segment ($ in thousands):

	Quarter Ended March 31,			Six Months Ended March 31,
	2009	2008	Change	2009	2008	Change
West	$—	$348	-100.0%	$505	$3,919	-87.1%
East	—	2,513	-100.0%	—	2,520	-100.0%
Southeast	—	460	-100.0%	45	460	-90.2%
Other	554	683	-18.9%	1,469	4,670	-68.5%

Total	$554	$4,004	-86.2%	$2,019	$11,569	-82.5%

Land and lot sales in our Other Homebuilding segment in both periods relate to our strategic decision to exit these markets. Land and lot sales revenues in our remaining segments relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets.
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

	Quarter Ended March 31,
	2009		2008
	Gross (Loss) Profit	Gross Margin	Gross (Loss) Profit	Gross Margin
West	$(7,608)	-10.3%	$(34,037)	-24.6%
East	3,620	5.0%	(19,696)	-14.5%
Southeast	(6,545)	-16.0%	(35,060)	-47.9%
Other	(8,905)	n/m	(33,074)	-62.3%
Corporate & unallocated	(11,960)		(37,438)

Total homebuilding	(31,398)	-16.7%	(159,305)	-39.8%

Land and lot sales	(244)	-44.0%	(3,319)	-82.9%
Financial services	312	100.0%	757	100.0%

Total	$(31,330)	-16.6%	$(161,867)	-39.9%

	Six Months Ended March 31,
	2009		2008
	Gross Profit (Loss)	Gross Margin	Gross (Loss) Profit	Gross Margin
West	$4,110	2.3%	$(64,920)	-22.5%
East	11,580	8.0%	(19,798)	-6.4%
Southeast	(1,613)	-2.0%	(49,095)	-27.1%
Other	(7,580)	-52.5%	(68,613)	-60.1%
Corporate & unallocated	(24,787)		(64,634)

Total homebuilding	(18,290)	-4.4%	(267,060)	-29.9%

Land and lot sales	(31)	-1.5%	(1,040)	-9.0%
Financial services	800	100.0%	2,059	100.0%

Total	$(17,521)	-4.2%	$(266,041)	-29.4%

The increase in gross margins across all segments is primarily due to lower inventory impairments and lot option abandonment charges.
Corporate and unallocated. Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs. The decrease in corporate and unallocated costs relates primarily to reductions of $13.6 million and $25.7 million in the amortization of capitalized interest costs due to a lower capitalizable inventory base and an increase in disallowed interest for capitalization which is recorded as other expense in the unaudited condensed consolidated financial statements. The three and six months ended March 31, 2008 also included additional expenses related to the impairment of capitalized interest and indirect costs in connection with our impairment of inventory held for development.
Land and Lot Sales Gross Profit (Loss). The table below summarizes land and lot sales gross profit (loss) by reportable segment ($ in thousands):

	Quarter Ended March 31,			Six Months Ended March 31,
	2009	2008	Change	2009	2008	Change
West	$(5)	$24	-120.8%	$(54)	$1,630	-103.3%
East	—	—	n/a	—	5	-100.0%
Southeast	—	99	-100.0%	39	99	-60.6%
Other	(239)	(3,442)	-93.1%	(16)	(2,774)	-99.4%

Total	$(244)	$(3,319)	-92.6%	$(31)	$(1,040)	-97.0%

Inventory Impairments. The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded for the three and six months ended March 31, 2009 and 2008 (in thousands):

	Quarter Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Development projects and homes in process (Held for Development)
West	$19,654	$56,616	$27,487	$115,968
East	3,721	29,008	6,624	51,964
Southeast	9,543	15,960	9,640	25,397
Other	49	8,606	93	17,043
Unallocated	2,164	8,848	3,274	16,737

Subtotal	$35,131	$119,038	$47,118	$227,109

Land Held for Sale
West	$2,796	$804	$2,957	$804
East	307	9,171	307	9,171
Southeast	2,296	23,035	2,311	33,804
Other	8,777	22,643	8,858	45,314

Subtotal	$14,176	$55,653	$14,433	$89,093

Lot Option Abandonments
West	$64	$786	$76	$831
East	1,506	5,310	1,716	7,408
Southeast	878	5,150	927	17,239
Other	—	1,923	194	14,692

Subtotal	$2,448	$13,169	$2,913	$40,170

Total	$51,755	$187,860	$64,464	$356,372

The inventory impaired during the three months ended March 31, 2009 represented 1,752 lots in 22 communities with an estimated fair value of $43.4 million compared to 3,534 lots in 85 communities with an estimated fair value of $205.5 million for the three months ended March 31, 2008. For the six months ended March 31, 2009, the inventory impaired represented 2,091 lots in 28 communities with an estimated fair value of $66.7 million compared to 6,420 lots in 147 communities with an estimated fair value of $392.0 million for the comparable period of the prior year. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the continued decline in the homebuilding environment. During the current period, we determined that it was prudent to reduce sales prices or further increase sales incentives in certain markets in response to factors including competitive market conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates lead to additional impairments in certain communities during the current quarter. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material.
During the three and six months ended March 31, 2009, as a result of changing market conditions in the real estate industry and review of recent comparable transactions, certain of the Company’s land held for sale was further written down to net realizable value, less estimated costs to sell. During the three and six months ended March 31, 2008, as a result of the Company’s decision to re-allocate capital employed through strategic sales of select properties and through the exiting of certain markets no longer viewed as strategic and based on current estimated fair values, less costs to sell, as compared to book values, we recorded impairments on land held for sale. These impairments were primarily located in our exit markets in Ohio and Charlotte, North Carolina.
We also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $35.2 million at March 31, 2009. This amount includes non-refundable letters of credit of approximately $5.7 million. The total remaining purchase price, net of cash deposits, committed under all options was $329.3 million as of March 31, 2009. Only $10.0 million of the net remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.
In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded lot option abandonment charges during the three and six months ended March 31, 2009 of $2.4 million and $2.9 million, respectively, compared to $13.2 million and $40.2 million related to the three and six months ended March 31, 2008, respectively. The abandonment charges relate to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan and related to our prior year decision to exit certain markets.
Unit Data by Segment

	Quarter Ended March 31,
	New Orders, net			Cancellation Rates		Closings
	2009	2008	Change	2009	2008	2009	2008	Change
West	511	791	-35.4%	33.4%	34.5%	339	536	-36.8%
East	438	556	-21.2%	26.4%	34.9%	274	481	-43.0%
Southeast	175	398	-56.0%	26.8%	20.6%	194	302	-35.8%
Other	5	211	-97.6%	37.5%	45.9%	7	249	-97.2%

Total	1,129	1,956	-42.3%	29.8%	33.7%	814	1,568	-48.1%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates		Closings
	2009	2008	Change	2009	2008	2009	2008	Change
West	764	1,246	-38.7%	39.8%	39.7%	778	1,140	-31.8%
East	639	869	-26.5%	31.7%	45.1%	545	1,156	-52.9%
Southeast	254	684	-62.9%	34.0%	26.9%	374	756	-50.5%
Other	17	409	-95.8%	46.9%	42.6%	55	522	-89.5%

Total	1,674	3,208	-47.8%	36.1%	39.4%	1,752	3,574	-51.0%

New Orders and Backlog: New orders, net of cancellations, decreased 42.3% to 1,129 units for the three months ended March 31, 2009 compared to 1,956 units for the same period in the prior year driven by weaker market conditions resulting in reduced demand and our fiscal 2008 decision to exit the markets included in the Other Homebuilding segment. For the six months ended March 31, 2009 and 2008, respectively, new orders, net of cancellations, decreased 47.8% to 1,674 units compared to 3,208 units for the same period in the prior year. The decrease net new orders in the six months ended March 31, 2009 was driven by the weaker market conditions and our first quarter 2009 decision, given the significant turmoil in the general economy and the mortgage markets in particular, to purposefully not reduce the sales prices of homes to increase home sales absorptions and our fiscal 2008 decision to exit the markets included in the Other Homebuilding segment. For the three months ended March 31, 2009, we experienced cancellation rates of 29.8% compared to 33.7% for the same period of the prior year. These cancellation rates in both periods reflect the continued challenging market environment which includes the inability of many potential homebuyers to sell their existing homes and obtain affordable financing. The increase in cancellation rates in our Southeast segment primarily relates to increased cancellations in certain of our Florida and Georgia markets challenged by excess new and resale inventory supply and increased foreclosures.

Backlog reflects the number and value of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog at March 31, 2009 of $296.6 million decreased 55.9% from $672.5 million at March 31, 2008, related to a decrease in the number of homes in backlog from 2,619 units at March 31, 2008 to 1,280 units at March 31, 2009. The decrease in the number of homes in backlog across all of our markets is driven primarily by the aforementioned market weakness and lower new orders in addition to our fiscal 2008 decision to exit the markets included in Other homebuilding below.

	Backlog at March 31,
	2009	2008	Change
West	513	911	-43.7%
East	579	1,030	-43.8%
Southeast	186	418	-55.5%
Other	2	260	-99.2%

Total	1,280	2,619	-51.1%

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
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of March 31, 2009, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
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
Consistent with the seasonal nature of our business, we used $24.8 million and $180.7 million in cash during the first six months of fiscal 2009 and 2008, respectively, primarily for the payment of liabilities incurred during the fourth quarter of the prior fiscal year and the repayment of other secured notes payable. As of March 31, 2009, our liquidity position consisted of $559.5 million in cash and cash equivalents.
For the six months ended March 31, 2009, net cash provided by operating activities was $16.6 million primarily due to income tax refunds totaling $168.4 million offset by significant reductions in trade accounts payable and other liabilities. For the six months ended March 31, 2008, net cash used in operating activities was $27.6 million. Based on the applicable year’s closings, as of March 31, 2009, our land bank includes a 5.9 year supply of owned and optioned land/lots for current and future development. Our ending land bank includes 34,407 owned and optioned lots and represents 13.2% and 36.5% decreases from the land bank as of September 30, 2008 and March 31, 2008, respectively. As the homebuilding market declined, we were successful in significantly reducing our land bank through the abandonment of lot option contracts, the sale of land assets not required in our homebuilding program and through the sale of new homes. The decrease in the number of owned lots in our land bank from March 31, 2008 to March 31, 2009 is related to our decision to eliminate non-strategic positions to align our land supply with our expectations for future home closings.
Net cash used in investing activities was $18.9 million compared to $14.0 million for the six months ended March 31, 2009 and 2008, respectively, as we were required to increase the amount of cash restricted under our amended Secured Revolving Credit Facility during fiscal 2009.
Net cash used in financing activities was $22.5 million for the six months ended March 31, 2009 related primarily to the repayment of certain secured notes payable and model home financing obligations and the payment of debt issuance costs. Net cash used in financing activities was $139.0 million for the comparable prior of fiscal 2008 and consisted primarily of the repayment of $99.8 million of other secured notes payable and $21.1 million of debt issuance costs.

As the homebuilding markets have contracted, we have continued to decrease the size of our business through a reduction in personnel and the closeout of additional communities. We have continued our focus on cash generation and preservation to ensure we have the required liquidity to fund our operations as we attempt to build availability under our Secured Revolving Credit Facility.
We fulfill our short-term cash requirements with cash generated from our operations and funds available from our Secured Revolving Credit Facility, if any. There were no amounts outstanding under the Secured Revolving Credit Facility at March 31, 2009 or September 30, 2008; however, we had $48.6 million and $61.2 million of letters of credit outstanding under the Secured Revolving Credit Facility at March 31, 2009 and September 30, 2008, respectively. We believe that the cash and cash equivalents at March 31, 2009 of $559.5 million, cash generated from our operations and availability, if any, under our Secured Revolving Credit Facility will be adequate to meet our liquidity needs during fiscal 2009. However, if we are required to fund all of the potential obligations associated with lower levels of stockholders’ equity and joint venture defaults, we would have cash requirements totaling approximately $234 million which would significantly reduce our overall liquidity.
As a result of these issues, in addition to our continued focus on generation and preservation of cash, we are also focused on increasing our stockholders’ equity and reducing our leverage. In order to accomplish this goal, we will likely need to issue new common or preferred equity. Any new issuance may take the form of public or private offerings for cash, equity issued to consummate acquisitions of assets or equity issued in exchange for a portion of our outstanding debt. We may also from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. In addition, any material variance from our projected operating results or land investments, or investments in or acquisitions of businesses, amounts paid to resolve investigations with governmental entities and litigation or our inability to increase our availability under our Secured Revolving Credit Facility, as described in more detail below, could require us to obtain additional equity or debt financing. Any such equity transactions or debt financing may be on terms less favorable or at higher costs than our current financing costs, depending on future market conditions and other factors including any possible downgrades in our credit ratings or adverse commentaries issued by rating agencies in the future. Also, there can be no assurance that we will be able to complete any of these transactions on favorable terms or at all.
Borrowings
At March 31, 2009 and September 30, 2008 we had the following long-term debt (in thousands):

	Maturity Date	March 31, 2009	September 30, 2008
Secured Revolving Credit Facility	July 2011	$—	$—
8 5/8% Senior Notes*	May 2011	180,000	180,000
8 3/8% Senior Notes*	April 2012	340,000	340,000
6 1/2% Senior Notes*	November 2013	200,000	200,000
6 7/8% Senior Notes*	July 2015	350,000	350,000
8 1/8% Senior Notes*	June 2016	275,000	275,000
4 5/8% Convertible Senior Notes*	June 2024	180,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	34,087	50,618
Model home financing obligations	Various Dates	52,532	71,231
Unamortized debt discounts		(2,331)	(2,565)

Total		$1,712,381	$1,747,377

*	Collectively, the “Senior Notes”
Secured Revolving Credit Facility —On August 7, 2008, we entered into an amendment to our Secured Revolving Credit Facility which changed the size, covenants and pricing for the facility. The size of the Secured Revolving Credit Facility was reduced from $500 million to $400 million and is subject to further reductions to $250 million and $100 million if our consolidated tangible net worth (“Tangible Net Worth”, defined in the agreement as stockholders’ equity less intangible assets as defined) falls below $350 million and $250 million, respectively. As of September 30, 2008, our consolidated tangible net worth of $314.4 million resulted in a reduction of the facility size to $250 million.
On May 4, 2009, the Company entered into a Third Limited Waiver related to the Company’s Secured Revolving Credit Facility. During the waiver period, which extends to the earlier of August 15, 2009 or the filing of the Company’s financial statements for the period ending June 30, 2009, the waiver agreement 1) preserves the facility size at $150 million, rather than shrinking to $100 million as required based on the Company’s reported Tangible Net Worth of $143.8 million as of March 31, 2009, 2) maintains, at the current level, the collateral coverage in the secured borrowing base at 4.5x, 3) maintains the current facility pricing at the Eurodollar Margin of 5.0% and 4) waives a potential breach of an investments covenant in the facility. Absent the waiver agreement, the facility size, collateral level and Eurodollar Margin for borrowing would have been $100 million, 6.0x, and 5.5% respectively, based on our Tangible Net Worth of $143.8 million at March 31, 2009.
In exchange for the waiver, the Company has agreed to not borrow under the facility and to maintain the current level of $11.3 million of restricted cash in the secured borrowing base during the waiver period. The Company continues to be permitted to issue new Letters of Credit under the facility. At the end of the waiver period, the facility size, collateral level, and Eurodollar Margin for borrowing will be determined by the terms and conditions of the current facility.
The investments covenant restricts the Company’s ability to make investments in joint ventures, non-guarantor subsidiaries, guaranty obligations of debt, and certain other investments (“Investments”) that exceed 35% of Tangible Net Worth. At March 31, 2009, the Company’s Investments were $63.1 million representing 44% of Tangible Net Worth. The waiver agreement suspends required compliance with this covenant and allows for additional Investments not to exceed $55 million during the waiver period. The investments covenant under the Secured Revolving Credit Facility encompasses a substantially broader definition of investment activity than the Permitted Investment and Restricted Payment covenants under the Company’s Senior Notes.
For the balance of the year, the Company has no plans to enter into new joint ventures. The Company expects to incur additional Investments that may arise from 1) ongoing operations of the joint venture projects, 2) repayment of certain joint venture debt obligations, or 3) potential funding of existing guarantees. The $55 million limitation on such Investments is our estimate of the maximum amount the Company could be required to fund, although the Company does not believe such level of funding will be necessary.
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
There were no amounts outstanding under the Secured Revolving Credit Facility at March 31, 2009 or September 30, 2008; however, we had $48.6 million and $61.2 million of letters of credit outstanding under the Secured Revolving Credit Facility at March 31, 2009 and September 30, 2008, respectively.
Availability under the facility continues to be subject to satisfaction of a secured borrowing base. The August 2008 amendment provided that the book value of the assets securing the facility must exceed 3.0x the outstanding loans and letters of credit. Such coverage level increases to 4.5x and 6.0x to the extent the facility size is reduced to $250 million or $100 million, respectively. As a result of the increase in collateral coverage to 4.5x during the first quarter of fiscal 2009 and through the Third Limited Waiver period, we have been required to provide cash in addition to pledged real estate assets to supplementally collateralize our outstanding letters of credit. As of March 31, 2009, for this collateralization we had provided $11.3 million of cash, which is included in restricted cash on the unaudited condensed consolidated balance sheet as of March 31, 2009. We intend to add additional real estate assets to the borrowing base over the next twelve months, which is anticipated to provide additional borrowing base availability after providing for the return of the restricted cash. Assets in the borrowing base, and therefore any future availability, are subject to required appraisals and other bank review procedures. The availability under our facility is not impacted by any actions of the respective credit rating agencies. The value of the real estate assets securing our borrowing base could decline should the downturn in our industry worsen. Any reduction in value could result in a reduction in available borrowing capacity under the Secured Revolving Credit Facility.
The interest margins under the Secured Revolving Credit Facility are based on the facility size. Following the aforementioned August 2008 amendment, the Eurodollar Margin under the facility was set at 4.5%. With the facility size reduction to $250 million, the Eurodollar Margin increased to 5.0% and would, upon a facility size reduction to $100 million, increase to 5.5%. As a result of the reduction in facility size to $250 million, and further reduction to $150 million by the Third Limited Waiver, the current Eurodollar Margin is now 5.0%.
The financial maintenance covenants pertaining to the leverage ratio, interest coverage ratio and land inventory were eliminated as part of the August amendment. The remaining financial maintenance covenants are a minimum tangible net worth covenant (which requires us to have at least $100 million of consolidated tangible net worth) and a minimum liquidity covenant. The minimum liquidity covenant, which is applicable for so long as our interest coverage ratio is less than 1.75x, requires us to maintain either (a) $120 million of unrestricted cash and borrowing base availability or (b) a ratio (the “Adjusted Coverage Ratio”) of adjusted cash flow from operations (defined as cash flow from operations plus interest incurred) to interest incurred of at least 1.75x. The following table sets forth our financial covenant requirements under our Secured Revolving Credit Facility and our compliance with such covenants as of March 31, 2009:

Financial Covenant	Covenant Requirement	Actual
Consolidated Tangible Net Worth	> $100 million	$143.8 million

Minimum Liquidity	> $120 million of unrestricted cash and borrowing base availability OR Adjusted Coverage Ratio > 1.75x	$559.5 million of unrestricted cash and borrowing base availability and Adjusted Coverage Ratio of 3.8x
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
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At March 31, 2009, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, each indenture (other than the indenture governing the convertible Senior Notes) requires us to offer to purchase 10% of each series of Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets as defined) is less than $85 million at the end of any two consecutive fiscal quarters. Such offer need not be made more than twice in any four-quarter period. If triggered and fully subscribed, this could result in our having to purchase 10% of outstanding notes one or more times, in an amount equal to $134.5 million for the first time, based on the principal outstanding at March 31, 2009.
In June 2004, we issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”). The Convertible Senior Notes are not convertible into cash. We may at our option redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009 at specified redemption prices. Holders have the right to require us to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019. In each case, we will pay a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased plus any accrued and unpaid interest, if any, and any additional amounts owed, if any to such purchase date.
On October 26, 2007, we obtained consents from holders of our Senior Notes to approve amendments of the indentures under which the Senior Notes were issued. These amendments restrict our ability to secure additional debt in excess of $700 million until certain conditions are met and enable us to invest up to $50 million in joint ventures. The consents also provided us with a waiver of any and all defaults under the Senior Notes that may have occurred on or prior to May 15, 2008 relating to filing or delivering annual and quarterly financial statements. Fees and expenses related to obtaining these consents totaled approximately $21 million. Such fees and expenses have been deferred, and included in Other Assets in the unaudited condensed consolidated financial statements, and are being amortized as an adjustment to interest expense in accordance with EITF 96-19 — Debtor’s Accounting for a Modification or Exchange of Debt Instruments.
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
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of March 31, 2009 and September 30, 2008, we had outstanding notes payable of $34.1 million and $50.6 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2011 and had fixed and variable rates ranging from 3.2% to 9.0% at March 31, 2009. These notes are secured by the real estate to which they relate. As of March 31, 2009, we had negotiated a reduced payoff of one of our secured notes payable and recorded a net $3.6 million gain on debt extinguishment.
The agreements governing these secured notes payable contain various affirmative and negative covenants. Certain of these secured notes payable agreements contain covenants that require us to maintain minimum levels of stockholders’ equity (or some variation, such as tangible net worth) or maximum levels of debt to stockholders’ equity. Although the specific covenants and related definitions vary among the agreements, further reductions in our stockholders’ equity, absent the receipt of waivers, may cause breaches of some or all of these covenants. Breaches of certain of these covenants, to the extent they lead to an acceleration, may result in cross defaults under our senior notes. The dollar value of these secured notes payable agreements containing stockholders’ equity-related covenants totaled $22.7 million at March 31, 2009. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $52.5 million and $71.2 million of debt as of March 31, 2009 and September 30, 2008, respectively, related to these “financing” transactions in accordance with SFAS 98 (as amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 5.0% as of March 31, 2009, and expire at various times through 2015.
Stock Repurchases and Dividends— On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. The plan provides that shares may be purchased for cash in the open market, on the NYSE, or in privately negotiated transactions. We did not repurchase any shares in the open market during the three months ended March 31, 2009 or 2008. At March 31, 2009, there are approximately 5.4 million additional shares available for purchase pursuant to the plan. However, in December 2007, we suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and as allowed by our debt covenants and is unlikely in the foreseeable future. In addition, the indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on share repurchases and the payment of dividends. At March 31, 2009, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends or share repurchases.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At March 31, 2009, we controlled 34,407 lots (a 6-year supply based on the last twelve months’ closings). We owned 80%, or 27,489 lots, and 6,918 lots, 20%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $35.2 million at March 31, 2009. This amount includes non-refundable letters of credit of $5.7 million. The total remaining purchase price, net of cash deposits, committed under all options was $329.3 million as of March 31, 2009. Only $10.0 million of the total remaining purchase price, net of cash deposits, contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.
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
Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIEs”) under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at March 31, 2009 and September 30, 2008 reflect consolidated inventory not owned of $53.0 million and $106.7 million, respectively. We consolidated $42.8 million and $46.9 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of March 31, 2009 and September 30, 2008, respectively. In addition, as of March 31, 2009 and September 30, 2008, we recorded $10.3 million and $59.8 million, respectively, of land under the caption consolidated inventory not owned related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $31.6 million at March 31, 2009 and $70.6 million at September 30, 2008. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.
We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our consolidated balance sheets include investments in joint ventures totaling $31.6 million and $33.1 million at March 31, 2009 and September 30, 2008, respectively.
Our joint ventures typically obtain secured acquisition and development financing. At March 31, 2009, our unconsolidated joint ventures had borrowings outstanding totaling $488.7 million, of which $327.9 million related to one joint venture in which we are a 2.58% partner. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated joint ventures. At March 31, 2009, we had repayment guarantees of $20.2 million and loan-to-value maintenance guarantees of $8.4 million of debt of unconsolidated joint ventures. Several of our joint ventures are in default under their debt agreements at March 31, 2009 or are at risk of defaulting. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. As of March 31, 2009, we had accrued $5.3 million related to guarantees for the release of which we are in negotiations with the applicable lenders. See Note 3 to the unaudited condensed consolidated financial statements.
We had total outstanding letters of credit and performance bonds of approximately $48.6 million and $309.3 million, respectively, at March 31, 2009 related principally to our obligations to local governments to construct roads and other improvements in various developments. Total outstanding letters of credit includes approximately $6.2 million related to our land option contracts discussed above.
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
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP 03-6-1 clarifies that non-vested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS 128, Earnings per Share and requires that prior period EPS and share data be restated retrospectively for comparability. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities. FSP 03-6-1 is effective for the Company beginning October 1, 2009 with early adoption prohibited. We are currently evaluating the impact of adopting FSP 03-6-1 on our consolidated financial statements.
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 applies to convertible debt instruments that have a “net settlement feature” permitting settlement partially or fully in cash upon conversion. FSP APB 14-1 is effective for the Company beginning October 1, 2009 and the provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. Due to the fact that the Company’s convertible securities cannot be settled in cash upon conversion, the adoption of FSP APB 14-1 is not expected to have a material impact on our consolidated financial condition and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of March 31, 2009, we had $75.2 million of variable rate debt outstanding. Based on our average outstanding borrowings under our variable rate debt at March 31, 2009, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by approximately $0.8 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Investigations
United States Attorney, State and Federal Agency Investigations. Beazer Homes and its mortgage subsidiary, Beazer Mortgage Corporation (“Beazer Mortgage”), have been under criminal and civil investigations by the United States Attorney’s Office in the

Western District of North Carolina (“the U.S. Attorney”) and other state and federal agencies concerning the matters that were the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors (the “Investigation”) completed in May 2008. We have had several discussions with the U.S. Attorney to negotiate a resolution of its investigation. Although we have not reached an agreement on such a resolution and can not reasonably estimate the Company’s total liability, we recognized expense in the quarter ended March 31, 2009 of approximately $11 million and $2 million to cover payments that we believe are probable and reasonably estimable for fiscal years 2009 and 2010, respectively. Our negotiations with the U.S. Attorney are continuing and we believe that future additional payments are reasonably possible. While there is no agreement with the U.S. Attorney, such negotiations have included the possibility of future payments linked to the Company’s ability to return to generating positive earnings and a limit on total liability of approximately $50 million over 60 months. There can be no assurance that we can conclude an agreement with the U.S. Attorney on these terms or on any financial or non-financial terms that are mutually acceptable.
Independent Investigation. In May 2008, the Audit Committee of the Beazer Homes Board of Directors completed the Investigation of Beazer Homes’ mortgage origination business, including, among other things, investigating certain evidence that the Company’s subsidiary, Beazer Mortgage, violated U.S. Department of Housing and Urban Development (“HUD”) regulations and may have violated certain other laws and regulations in connection with certain of its mortgage origination activities. The Investigation also found evidence that employees of the Company’s Beazer Mortgage subsidiary violated certain federal and/or state regulations, including HUD regulations. Areas of concern uncovered by the Investigation included our former practices in the areas of: down payment assistance program; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation, and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate. In addition, the Investigation identified accounting and financial reporting errors and irregularities which resulted in the restatement of certain prior period consolidated financial statements which was included in our 2007 Form 10-K filed with the SEC on May 12, 2008.
Litigation
Securities Class Action. Beazer Homes and certain of our current and former officers (the “Individual Defendants”), as well as our Independent Registered Accounting Firm, are named as defendants in putative class action securities litigation pending in the United States District Court for the Northern District of Georgia. Three separate complaints were initially filed between March 29 and May 21, 2007. The cases were subsequently consolidated by the court and the court appointed Glickenhaus & Co. and Carpenters Pension Trust Fund for Northern California as lead plaintiffs. On June 27, 2008, lead plaintiffs filed an Amended and Consolidated Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”), which purports to assert claims on behalf of a class of persons and entities that purchased or acquired the securities of Beazer Homes during the period January 27, 2005 through May 12, 2008. The Consolidated Complaint asserts a claim against the defendants under Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder for allegedly making materially false and misleading statements regarding our business and prospects, including, among other things, alleged misrepresentations and omissions related to alleged improper lending practices in our mortgage origination business, alleged misrepresentations and omissions related to improper revenue recognition and other accounting improprieties and alleged misrepresentations and omissions concerning our land investments and inventory. The Consolidated Complaint also asserts claims against the Individual Defendants under Sections 20(a) and 20A of the Exchange Act. Lead plaintiffs seek a determination that the action is properly maintained as a class action, an unspecified amount of compensatory damages and costs and expenses, including attorneys’ fees. On November 3, 2008, the Company and the other defendants filed motions to dismiss the Consolidated Complaint. Briefing of the motion was completed in March 2009. The Company reached an agreement with lead plaintiffs to settle the lawsuit. Under the terms of the proposed settlement, the lawsuit will be dismissed with prejudice, and the Company and all other defendants do not admit any liability and will receive a full and complete release of all claims asserted against them in the litigation, in exchange for the payment of an aggregate of $30.5 million. The monetary payment to be made on behalf of the Company and the individual defendants will be funded from insurance proceeds. As a result, there will be no financial contribution by the Company. The agreement is subject to court approval.
Derivative Shareholder Actions. Certain of Beazer Homes’ current and former officers and directors were named as defendants in a derivative shareholder suit filed on April 16, 2007 in the United States District Court for the Northern District of Georgia. The complaint also names Beazer Homes as a nominal defendant. The complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched. Plaintiffs seek an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. An additional lawsuit was filed subsequently on August 29, 2007 in the United States District Court for the Northern District of Georgia asserting similar factual allegations. The two Georgia derivative actions have been consolidated, and the plaintiffs have filed an amended, consolidated complaint. On November 21, 2008, the Company and the other defendants filed motions to dismiss the amended consolidated complaint. Briefing of the motion was completed in February 2009. The defendants intend to vigorously defend against these actions.
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
Beazer Homes’ subsidiaries Beazer Homes Holdings Corp. and Beazer Mortgage Corporation were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The lawsuit was amended on June 2, 2008 and named as defendants Beazer Homes Holdings Corp., Beazer Homes USA, Inc., and Security Title Insurance Company. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999 to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court. On November 26, 2008, plaintiffs filed a Second Amended Complaint which substituted new named-plaintiffs. The

Company filed a motion to dismiss the Second Amended Complaint. The federal court granted Beazer’s motion to dismiss the Second Amended Complaint. The federal court dismissed the sole federal claim, declined to rule on the state law claims, and remanded the case to the Superior Court of California, Placer County, where Beazer’s motion to dismiss the state law claims is now pending. The Company intends to continue to vigorously defend against the action.
We cannot predict or determine the timing or final outcome of the governmental investigations or the lawsuits or the effect that any adverse findings in the investigations or adverse determinations in the pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss if any, cannot presently be made with respect to the above pending matters. While we are cooperating with the governmental investigations, developments, including the expansion of the scope of the investigations, could negatively impact us, could divert the efforts and attention of our management team from the operation of our business, and/or result in further departures of executives or other employees. An unfavorable determination resulting from any governmental investigation could result in the filing of criminal charges, payment of substantial criminal or civil restitution, the imposition of injunctions on our conduct or the imposition of other penalties or consequences, including but not limited to the Company having to adjust, curtail or terminate the conduct of certain of our business operations. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and prospects. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the investigations and the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations.
Other Matters
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of March 31, 2009, no monetary penalties had been imposed in connection with such Administrative Orders. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.
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
If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted, which could have an adverse impact on the liquidity and market price of our common stock and could require us to repurchase our 4⅝% Convertible Senior Notes due 2024.

Our common stock is currently listed on the New York Stock Exchange (“NYSE”). If we do not meet the NYSE continued listing requirements, the NYSE may take action to delist our common stock. In February, 2009, the NYSE suspended the minimum average closing stock price requirements for all listed companies through June 2009. In the event this suspension is lifted and the Company receives notice that it is out of compliance with NYSE requirements, the Company will have an opportunity to bring itself into compliance with certain of these requirements. However, there can be no assurance that we will be able to take such actions in a timely manner or at all. A delisting of our common stock could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) decreasing the amount of news and analyst coverage for us.
In addition, delisting of our common stock on the NYSE would constitute a “fundamental change” under the indenture governing our 4⅝% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”) unless we are able to list our common stock on another exchange or have it quoted on an established over the counter trading market. If such a fundamental change occurs, holders of the Convertible Senior Notes will be entitled to require us to repurchase their Convertible Senior Notes at a price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased. In order to fund any required repurchases, we might be required to seek additional financing for such amounts. We can give no assurance that we would be able to obtain such financing, on favorable terms, or at all.
The differing financial exposure our our debt holders could impact our ability to complete any restructuring of our indebtedness or impact the terms of such restructuring.
We believe that a portion of the holders of our Senior Notes may have hedged their risk of default with respect to the Senior Notes. These holders may have an economic interest that is different from the other holders of our Senior Notes. Such holders may be less willing to participate in any voluntary restructuring of our indebtedness if, under certain circumstances, they are entitled to receive higher consideration from a private counter-party. This could make any restructuring of our debt more expensive or prevent us from being able to complete certain types of recapitalization transactions.
Item 4. Submission of Matters to a Vote of Security Holders
On February 5, 2009, we held our annual meeting of stockholders, at which the following matters were voted upon with the results indicated below. All numbers reported are shares of Beazer Homes’ common stock (39,280,291 outstanding shares were entitled to vote).
1.	The stockholders elected six members to the Board of Directors to serve until the 2010 annual meeting of stockholders. The results of the voting were as follows:

Director	For	Against	Abstain

Laurent Alpert	31,928,270	1,601,516	213,601
Brian C. Beazer	32,237,963	1,336,422	169,002
Peter G. Leemputte	32,059,884	1,402,488	281,015
Ian J. McCarthy	32,240,368	1,332,015	171,003
Larry T. Solari	24,774,301	8,744,522	224,563
Stephen P. Zelnak, Jr.	24,866,197	8,659,103	218,086

2.	The stockholders voted to ratify the selection of Deloitte & Touche LLP by the Audit Committee of the Board of Directors as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009 as follows:

For	Against	Abstain

32,466,279	1,114,815	132,292
Item 5. Other Information
None.
Item 6. Exhibits

10.1	Third Limited Waiver, dated as of May 4, 2009, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto

10.2	Stipulation and Agreement of Settlement, dated as of May 4, 2009, IN RE: Beazer Homes USA, Inc. Securities Litigation

31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.
Date: May 8, 2009	By:	/s/ Allan P. Merrill
	Name:	Allan P. Merrill
Executive Vice President and Chief Financial Officer