Form 10-Q
period 2009-06-30
BEAZER HOMES USA INC
filed 2009-08-07
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑

Class	Outstanding at July 31, 2009
Common Stock, $0.001 par value	39,248,648 shares

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part II, Item IA — Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Such factors may include:
•	the final outcome of various putative class action lawsuits, the derivative claims, multi-party suits and similar proceedings as well as the results of any other litigation or government proceedings and fulfillment of the obligations in the Deferred Prosecution Agreement and other settlement agreements and consent orders with governmental authorities;

•	additional asset impairment charges or writedowns;

•	economic changes nationally or in local markets, including changes in consumer confidence, volatility of mortgage interest rates and inflation;

•	continued or increased downturn in the homebuilding industry;

•	estimates related to homes to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;

•	our ability to maintain the listing of our common stock on the New York Stock Exchange;

•	continued or increased disruption in the availability of mortgage financing;

•	our cost of and ability to access capital and otherwise meet our ongoing liquidity needs including the impact of any further downgrades of our credit ratings or reductions in our tangible net worth or liquidity levels;

•	potential inability to comply with covenants in our debt agreements;

•	our ability to successfully complete any restructuring of our indebtedness;

•	increased competition or delays in reacting to changing consumer preference in home design;

•	shortages of or increased prices for labor, land or raw materials used in housing production;

•	factors affecting margins such as decreased land values underlying land option agreements, increased land development costs on projects under development or delays or difficulties in implementing initiatives to reduce production and overhead cost structure;

•	the performance of our joint ventures and our joint venture partners;

•	the impact of construction defect and home warranty claims including those related to possible installation of drywall imported from China;

•	the cost and availability of insurance and surety bonds;

•	delays in land development or home construction resulting from adverse weather conditions;

•	potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations, or governmental policies and possible penalties for failure to comply with such laws, regulations and governmental policies;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which the Company has little or no control.
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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	September 30,
	2009	2008
ASSETS
Cash and cash equivalents	$464,949	$584,334
Restricted cash	11,902	297
Accounts receivable (net of allowance of $6,129 and $8,915, respectively)	26,185	46,555
Income tax receivable	13,957	173,500
Inventory
Owned inventory	1,397,181	1,545,006
Consolidated inventory not owned	58,542	106,655

Total inventory	1,455,723	1,651,661
Investments in unconsolidated joint ventures	29,905	33,065
Deferred tax assets	22,109	20,216
Property, plant and equipment, net	30,071	39,822
Goodwill	—	16,143
Other assets	53,788	76,206

Total assets	$2,108,589	$2,641,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$76,461	$90,371
Other liabilities	248,973	358,592
Obligations related to consolidated inventory not owned	31,764	70,608
Senior Notes (net of discounts of $2,013 and $2,565, respectively)	1,407,486	1,522,435
Junior subordinated notes	103,093	103,093
Other secured notes payable	34,122	50,618
Model home financing obligations	46,908	71,231

Total liabilities	1,948,807	2,266,948

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 80,000,000 shares authorized, 42,605,804 and 42,612,801 issued and 39,248,648 and 39,270,038 outstanding, respectively)	43	43
Paid-in capital	565,037	556,910
Retained earnings (accumulated deficit)	(221,329)	1,845
Treasury stock, at cost (3,357,156 and 3,342,763 shares, respectively)	(183,969)	(183,947)

Total stockholders’ equity	159,782	374,851

Total liabilities and stockholders’ equity	$2,108,589	$2,641,799

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total revenue	$224,653	$455,578	$645,340	$1,361,649
Home construction and land sales expenses	207,176	407,512	580,920	1,223,252
Inventory impairments and option contract abandonments	11,856	95,482	76,320	451,854

Gross profit (loss)	5,621	(47,416)	(11,900)	(313,457)

Selling, general and administrative expenses	51,357	83,517	174,596	245,696
Depreciation and amortization	4,957	6,046	13,079	18,250
Goodwill impairment	—	4,365	16,143	52,470

Operating loss	(50,693)	(141,344)	(215,718)	(629,873)
Equity in loss of unconsolidated joint ventures	(4,041)	(18,568)	(13,795)	(75,069)
Gain on extinguishment of debt	55,214	—	58,788	—
Other expense, net	(22,370)	(13,489)	(59,958)	(20,907)

Loss from continuing operations before income taxes	(21,890)	(173,401)	(230,683)	(725,849)
Provision for (benefit from) income taxes	5,990	(63,707)	(7,981)	(249,771)

Loss from continuing operations	(27,880)	(109,694)	(222,702)	(476,078)
Loss from discontinued operations, net of tax	(96)	(148)	(472)	(1,893)

Net loss	$(27,976)	$(109,842)	$(223,174)	$(477,971)

Weighted average number of shares:
Basic	38,815	38,551	38,666	38,546
Diluted	38,815	38,551	38,666	38,546

Earnings (loss) per share:
Basic loss per share from continuing operations	$(0.72)	$(2.85)	$(5.76)	$(12.35)
Basic loss per share from discontinued operations	$—	$—	$(0.01)	$(0.05)
Basic loss per share	$(0.72)	$(2.85)	$(5.77)	$(12.40)

Diluted loss per share from continuing operations	$(0.72)	$(2.85)	$(5.76)	$(12.35)
Diluted loss per share from discontinued operations	$—	$—	$(0.01)	$(0.05)
Diluted loss per share	$(0.72)	$(2.85)	$(5.77)	$(12.40)
See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(223,174)	$(477,971)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,079	18,415
Stock-based compensation expense	8,865	8,694
Inventory impairments and option contract abandonments	76,320	451,854
Goodwill impairment	16,143	52,470
Deferred income tax benefit	(1,893)	(118,817)
Excess tax benefit from equity-based compensation	2,267	454
Equity in loss of unconsolidated joint ventures	13,795	75,069
Cash distributions of income from unconsolidated joint ventures	2,991	2,096
Gain on extinguishment of debt	(58,788)	—
Provision for doubtful accounts	(2,786)	3,349
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	23,156	(8,996)
Decrease (increase) in income tax receivable	159,543	(80,563)
Decrease in inventory	90,833	261,324
Decrease in other assets	21,832	41,324
Decrease in trade accounts payable	(13,910)	(28,176)
Decrease in other liabilities	(126,760)	(169,673)
Other changes	(13)	(6,354)

Net cash provided by operating activities	1,500	24,499

Cash flows from investing activities:
Capital expenditures	(5,484)	(7,949)
Investments in unconsolidated joint ventures	(9,042)	(11,137)
Changes in restricted cash	(11,605)	4,268

Net cash used in investing activities	(26,131)	(14,818)

Cash flows from financing activities:
Repurchase of Senior Notes	(54,836)	—
Repayment of other secured notes payable	(11,995)	(100,472)
Repayment of model home financing obligations	(24,323)	(27,728)
Debt issuance costs	(1,311)	(21,135)
Common stock redeemed	(22)	(27)
Excess tax benefit from equity-based compensation	(2,267)	(454)

Net cash used in financing activities	(94,754)	(149,816)

Decrease in cash and cash equivalents	(119,385)	(140,135)
Cash and cash equivalents at beginning of period	584,334	454,337

Cash and cash equivalents at end of period	$464,949	$314,202

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (“Beazer Homes” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in the Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (the “2008 Annual Report”). Effective February 1, 2008, we exited the mortgage origination business. Results from our mortgage origination business are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. In addition, our historical segment information has been recast to reflect the change in reportable segments which occurred during the fourth quarter of fiscal 2008 (see Note 11). We evaluated events that occurred after the balance sheet date but before the financial statements were issued or are available to be issued for accounting treatment and disclosure in accordance with Statement of Financial Standards No. 165, Subsequent Events. Any applicable subsequent events have been evaluated through August 6, 2009, the date these financial statements were available to be issued.
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
For the three months ended June 30, 2009, we used discount rates of 17% to 20%, in our estimated discounted cash flow impairment calculations. During the three and nine months ended June 30, 2009, we recorded impairments of our inventory of $6.3 million and $53.4 million, respectively, for land under development and homes under construction. For the three and nine months ended June 30, 2008, we recorded impairments of our inventory of $46.8 million and $273.9 million, respectively, for land under development and homes under construction.
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
In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During the three and nine months ended June 30, 2009, we recorded inventory impairments on land held for sale of approximately $4.5 million and $18.9 million, respectively, compared to $21.0 million and $110.1 million, respectively, for the three and nine months ended June 30, 2008.
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
The Company experienced a significant decline in its market capitalization during the three months ended December 31, 2008 (the first quarter of fiscal 2009). In addition, we believe the unprecedented macro-economic events, including the failure and near failure of several significant financial institutions, resulted in a temporary, but significant curtailment of consumer and business credit activities. As a result, consumer confidence declined, unemployment increased and the pace of new home orders slowed. As of December 31, 2008, we considered these current and expected future market conditions and estimated that our remaining goodwill was impaired and recorded a $16.1 million goodwill impairment for the quarter ended December 31, 2008. We finalized our impairment calculations in the second quarter of fiscal 2009, confirming our impairment of goodwill recorded as of December 31, 2008. Based on fiscal 2008 impairment tests, we determined that goodwill for certain of our reporting units was impaired and recorded impairment charges of $4.4 million and $52.5 million for the three and nine months ended June 30, 2008, respectively, in accordance with SFAS 142, Goodwill and Intangible Assets.
Goodwill impairment charges are reported in Corporate and Unallocated and are not allocated to our homebuilding segments. Goodwill balances by reportable segment as of September 30, 2007, September 30, 2008 and June 30, 2009 were as follows.

	September 30,	Fiscal 2008	September 30,	Fiscal 2009
(in thousands)	2007	Impairments	2008	Impairments	June 30, 2009
West	$35,919	$(29,034)	$6,885	$(6,885)	$—
East	28,330	(19,072)	9,258	(9,258)	—
Other	4,364	(4,364)	—	—	—

Total	$68,613	$(52,470)	$16,143	$(16,143)	$—

Stock-Based Compensation. Compensation cost arising from nonvested stock awards granted to employees and from non-employee stock awards is recognized as an expense using the straight-line method over the vesting period. Unearned compensation is included in paid-in capital in accordance with SFAS 123R. As of June 30, 2009 and September 30, 2008, there was $9.2 million and $13.5 million, respectively, of total unrecognized compensation cost related to nonvested stock awards. The cost remaining at June 30, 2009 is expected to be recognized over a weighted average period of 2.9 years. For the three and nine months ended June 30, 2009, our total stock-based compensation expense, included in selling, general and administrative expenses (“SG&A”), was approximately $2.6 million and $8.9 million, respectively. For the three and nine months ended June 30, 2008, our total stock-based compensation expense, included in selling, general and administrative expenses (“SG&A”), was approximately $3.5 million ($2.4 million net of tax) and $8.7 million ($6.1 million net of tax), respectively. Activity relating to nonvested stock awards for the three and nine months ended June 30, 2009 is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2009
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Shares	Value	Shares	Value

Beginning of period	635,661	$47.85	782,866	$46.80
Granted	—	—	—	—
Vested	(51,342)	26.83	(152,522)	31.48
Forfeited	(762)	22.28	(46,787)	60.17

End of period	583,557	$49.73	583,557	$49.73

In addition, during the three and nine months ended June 30, 2009, employees surrendered 2,055 shares and 14,393 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $3,000 and $21,000 for the three and nine months ended June 30, 2009, respectively.
The fair value of each option/stock-based stock appreciation right (“SSAR”) grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected life of options and SSARs granted is computed using the mid-point between the vesting period and contractual life of the options/SSARs granted. Expected volatilities are based on the historical volatility of Beazer Homes’ stock and other factors. Since we are currently not paying dividends, the expected dividend yield is $0.00. There were no options or SSAR grants in the three or nine months ended June 30, 2009 or 2008. The following table summarizes stock options and SSARs outstanding as of June 30, 2009, as well as activity during the three and nine months then ended:

	Three Months Ended		Nine Months Ended
	June 30, 2009		June 30, 2009
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	1,814,651	$45.82	1,848,995	$45.78
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(38,733)	43.05	(43,063)	44.72
Forfeited	(2,826)	43.10	(32,840)	43.91

Outstanding at end of period	1,773,092	$45.84	1,773,092	$45.84

Exercisable at end of period	984,110	$40.68	984,110	$40.68

Vested or expected to vest in the future	1,501,194	$43.71	1,501,194	$43.71

At June 30, 2009, the weighted-average remaining contractual life for all options/SSARs outstanding, currently exercisable, and vested or expected to vest in the future was 3.4 years, 2.8 years and 3.3 years, respectively.
At June 30, 2009, there was no aggregate intrinsic value of SSARs/options outstanding, vested and expected to vest in the future and SSARs/options exercisable based on the Company’s stock price of $1.83 as of June 30, 2009. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. There were no option/SSAR exercises during the three or nine months ended June 30, 2009.

On August 5, 2008, at the Company’s annual meeting of stockholders, the stockholders voted to approve amendments to the 1999 Plan to authorize a stock option/SSAR exchange program for eligible employees other than executive officers and directors. Subsequent to June 30, 2009, the Compensation Committee of the Board of Directors approved the initiation of the exchange program. On August 4, 2009, the Company offered to exchange stock options/SSARs to purchase 310,011 shares of the Company’s common stock with exercise prices ranging from $26.51 to $62.02 per share for newly issued restricted shares of common stock based on the exercise price of the eligible awards exchanged. This exchange has been structured to be a value for value exchange. Eligible employees may voluntary elect to accept the offer of exchange through August 31, 2009, unless the offer is extended. The new restricted stock awards will be granted on the next business day after the expiration date of the exchange program. The newly issued restricted stock awards will vest 50% on the first anniversary of the grant date and the remaining 50% will vest on the second anniversary of the grant date.
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
In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 amends SFAS 107, Disclosures about Fair Value Instruments and APB 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments during interim reporting periods. The Company adopted the provisions of FSP 107-1 and APB 28-1 during the quarter ended June 30, 2009 and has included the required disclosures in this Quarterly Report on Form 10-Q.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires the disclosure of the date through which subsequent events have been evaluated and the basis for that date. The Company adopted the provisions of SFAS 165 during the quarter ended June 30, 2009.
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
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which revises the approach to determining the primary beneficiary of a variable interest entity (“VIE”) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS 167 also requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the Company’s fiscal year beginning October 1, 2010. The Company is currently reviewing the effect of SFAS 167 on its condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for the Company’s September 30, 2009 consolidated financial statements. SFAS 168 does not change GAAP and will not have a material impact on the Company’s consolidated financial statements.
(2) Supplemental Cash Flow Information
During the nine months ended June 30, 2009 and 2008, we paid interest of $111.8 million and $122.9 million, respectively. In addition, we paid income taxes of $9.6 and $0.8 million for the nine months ended June 30, 2009 and 2008, respectively. During the nine months ended June 30, 2009 and 2008, we received tax refunds totaling $169.1 million and $56.6 million, respectively. We also had the following non-cash activity (in thousands):

	Nine Months Ended
	June 30,
	2009	2008
Supplemental disclosure of non-cash activity:
Decrease in consolidated inventory not owned	$(38,844)	$(94,926)
Land acquired through issuance of notes payable	1,319	32,786
Issuance of stock under deferred bonus stock plans	1,529	94
Decrease in retained earnings from FIN 48 adoption	—	(10,112)
(3) Investments in Unconsolidated Joint Ventures
As of June 30, 2009, we participated in 17 active land development joint ventures in which Beazer Homes had less than a controlling interest. The following table presents, for our unconsolidated joint ventures, our investment, total equity, outstanding borrowings and our guarantees of the borrowings, as of June 30, 2009 and September 30, 2008:

	June 30,	September 30,
(in thousands)	2009	2008
Beazer’s investment in joint ventures	$29,905	$33,065
Total equity of joint ventures	334,057	340,674
Total outstanding borrowings of joint ventures	465,658	524,431
Beazer’s estimate of its portion of loan-to-value maintenance guarantees (1)	8,601	5,839
Beazer’s estimate of its portion of repayment guarantees (2)	20,263	39,166

(1)	Accruals of loan-to value maintenance guarantees as of June 30, 2009 totaled $3.2 million. Subsequent to June 30, 2009, as a result of a modification of its debt agreement one of our joint ventures obtained a complete release of its obligations under its loan-to value guarantee, related to which we estimated a maximum potential exposure to Beazer of $5.4 million.

(2)	Subsequent to June 30, 2009, as a result of a modification of its debt agreement, a joint venture obtained a complete release of its obligations under a repayment guarantee, related to which we estimated a maximum potential exposure to Beazer of $4.5 million.

Beazer’s investment in these unconsolidated joint ventures was $29.9 million and $33.1 million at June 30, 2009 and September 30, 2008, respectively. The reduction in investments in unconsolidated joint ventures at June 30, 2009 as compared to September 30, 2008 resulted primarily from impairments totaling $14.4 million and distributions of earnings totaling $3.0 million which were offset by $9.0 million of additional investments and $4.6 million of accrued liabilities for guarantee payments and deferred income.
For the three and nine months ended June 30, 2009, the impairments of our investments in certain of our other unconsolidated joint ventures, totaling $4.8 million and $14.4 million, respectively, were recorded in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. Similar impairments of our investments in certain joint ventures totaled $18.3 million and $62.8 million for the three and nine months ended June 30, 2008, respectively. These impairments are included in equity in loss of unconsolidated joint ventures on the accompanying unaudited condensed consolidated statements of operations. Equity in loss of unconsolidated joint ventures totaled $4.0 million and $13.8 million for the three and nine months ended June 30, 2009, respectively and $18.6 million and $75.1 million for the three and nine months ended June 30, 2008, respectively.
The aggregate debt of the unconsolidated joint ventures was $465.7 million and $524.4 million at June 30, 2009 and September 30, 2008, respectively. At June 30, 2009, total borrowings outstanding include $327.9 million related to one joint venture in which we are a 2.58% partner. The $58.8 million reduction in total outstanding joint venture debt during the nine months ended June 30, 2009 resulted primarily from the cancellation of $48.6 million of debt of three joint ventures, and debt payments of $30.7 million in accordance with loan agreements offset by loan draws of $20.5 million to fund the development activities of the joint ventures.
Several of our joint ventures are in default under their respective debt obligations. During the second quarter of fiscal 2009, we paid $3.0 million to settle our obligations under guarantees for three ventures which we had previously estimated at a maximum potential obligation of $16.6 million. As part of the settlement agreements, the lenders also cancelled $48.6 million of the outstanding debt of these three joint ventures. Additionally in the second quarter of fiscal 2009 we reached agreement with a lender to another joint venture to settle our obligations under a loan-to-value maintenance guarantee for $3.2 million in release of the loan obligation of $10.9 million. We are currently in discussions with the lenders in our other joint ventures where defaults exist under their debt agreements.
During fiscal 2008, the lender to the joint venture, in which we have a 2.58% investment, notified the joint venture partners that it believes the joint venture is in default of certain joint venture loan agreements as a result of certain of the Company’s joint venture partners not complying with all aspects of the joint ventures’ loan agreements. The joint venture partners are currently in discussions with the lender. In December 2008, the lender has filed individual lawsuits against some of the joint venture partners and certain of those partners’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. The Company’s share of the outstanding debt is approximately $14.5 million at June 30, 2009. Under the terms of the agreement, our repayment guarantee is $15.1 million, which is only triggered in the event of bankruptcy of the joint venture. Our equity interest at June 30, 2009 was $8.6 million in this joint venture. Given the inherent uncertainties in this litigation, as of June 30, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
Two of our other joint ventures were at risk of defaulting under their debt agreements as of June 30, 2009. The Company and its joint venture partners are currently in discussions with the lenders under these various debt agreements. In addition, certain of our joint venture partners have curtailed their funding of their allocable joint venture obligations. Given the inherent uncertainties in these negotiations, as of June 30, 2009, no accrual has been recorded, as obligations to Beazer, if any, related to these matters were not both probable and reasonably estimable.
Subsequent to the end of the quarter ended June 30, 2009, a joint venture completed a modification of its loan agreement with its lender, which resulted in, among other things, an extension of its maturity, enhanced guarantees from our joint venture partner and the release of Beazer under all guarantees related to this joint venture. Beazer contributed $9.7 million as an additional investment in the joint venture as part of the loan modification.
Our joint ventures typically obtain secured acquisition, development and construction financing. Generally Beazer and our joint venture partners provide varying levels of guarantees of debt and other obligations for our unconsolidated joint ventures. At June 30, 2009, these guarantees included, for certain joint ventures, construction completion guarantees, loan-to-value maintenance agreements, repayment guarantees and environmental indemnities.
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
Construction Completion Guarantees
We and our joint venture partners are generally obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development. Provided the joint venture and the partners are not in default under any loan provisions, the project lenders typically are obligated to fund these improvements through any financing commitments available under the applicable loans. A majority of these construction completion guarantees are joint and several with our partners. In those cases, we generally have a reimbursement arrangement with our partner which provides that neither party is responsible for more than its proportionate share of the guarantee. However, if our joint venture partner does not have adequate financial resources to meet its obligations under such reimbursement arrangement, we may be liable for more than our proportionate share, up to our maximum exposure, which is the full amount covered by the relevant joint and several guarantee. The guarantees cover a specific scope of work, which may range from an individual development phase to the completion of the entire project. No accrual has been recorded, as losses, if any, related to construction completion guarantees are not both probable and reasonably estimable.
Loan-to-Value Maintenance Agreements
We and our joint venture partners generally provide credit enhancements to acquisition, development and construction borrowings in the form of loan-to-value maintenance agreements, which can limit the amount of additional funding provided by the lenders or require repayment of the borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the borrowings. The agreements generally require periodic reappraisals of the underlying property value. To the extent that the underlying property gets reappraised, the amount of the exposure under the loan-to value-maintenance (“LTV”) guarantee would be adjusted accordingly and any such change could be significant. In certain cases, we may be required to make a re-balancing payment following a reappraisal in order to reduce the applicable loan-to-value ratio to the required level. During the three months ended June 30, 2009 and 2008, we were not required to make any payments on the LTV guarantees.
Our estimate of the Company’s portion of LTV guarantees of the unconsolidated joint ventures was $8.6 million at June 30, 2009 and $5.8 million at September 30, 2008. As of June 30, 2009, we had accrued $3.2 million relating to a tentative settlement with the lender of one of our joint ventures that will result in full satisfaction and release under the LTV guarantee. We expect this agreement to be finalized during the fourth quarter of fiscal 2009. In addition, subsequent to the end of June 30, 2009, another of our joint ventures completed a modification of its loan agreement that resulted in, among other things, the release of Beazer under all guarantees, including the LTV guarantee. Beazer contributed $9.7 million as an additional investment in the joint venture which was used to reduce the loan balance of the joint venture.
Repayment Guarantees
We and our joint venture partners have repayment guarantees related to certain joint ventures’ borrowings. These repayment guarantees require the repayment of all or a portion of the debt of the unconsolidated joint venture only in the event the joint venture defaults on its obligations under the borrowing or in some cases only in the event the joint venture files for bankruptcy. During the three and nine months ended June 30, 2009 and 2008, we were not required to make payments related to any portion of the remaining repayment guarantees. One of the remaining repayment guarantee agreements, which is limited to 12.5% of the outstanding debt of the joint venture, is related to an unconsolidated joint venture that also has a specific performance guarantee and a loan-to-value maintenance guarantee. Subsequent to quarter end, this joint venture completed a modification of its loan agreement which resulted in, among other things, an extension of the loan maturity for two years and the release of all of the Company’s guarantees related to this joint venture. The Company contributed $9.7 million to the joint venture which was used to pay down outstanding debt and which increased our investment in the joint venture.
Our estimate of Beazer’s portion of repayment guarantees related to the outstanding debt of its unconsolidated joint ventures was $20.3 million and $39.2 million at June 30, 2009 and September 30, 2008, respectively. The reduction in the estimate of joint venture repayment guarantees was driven primarily by the negotiated settlement with the lenders of two joint ventures for the cancellation of debt and the release of other loan obligations including $16.6 million in repayment guarantees for nominal consideration. The remaining decrease related to updated estimates which reduced the repayment guarantee in one of our joint ventures.

Environmental Indemnities
Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and nine months ended June 30, 2009 and 2008, we were not required to make any payments related to environmental indemnities. No accrual has been recorded, as losses, if any, related to environmental indemnities are not both probable and reasonably estimable
(4) Inventory

		September 30,
(in thousands)	June 30, 2009	2008
Homes under construction	$289,985	$338,971
Development projects in progress	559,373	618,252
Land held for future development	415,309	407,320
Land held for sale	59,922	85,736
Model homes	72,592	94,727

Total owned inventory	$1,397,181	$1,545,006

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 234 ($39.8 million) and 408 ($76.2 million) completed homes that were not subject to a sales contract at June 30, 2009 and September 30, 2008, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for sale as of June 30, 2009 in our Other Homebuilding segment included land held for sale in the following markets we have decided to exit: Denver, Colorado and Charlotte, North Carolina.
Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	June 30, 2009				September 30, 2008
	Projects in	Held for Future	Land Held	Total Owned	Projects in	Held for Future	Land Held	Total Owned
	Progress	Development	for Sale	Inventory	Progress	Development	for Sale	Inventory

West Segment	$338,821	$342,853	$18,179	$699,853	$348,475	$341,784	$26,515	$716,774
East Segment	352,300	48,769	9,234	410,303	394,643	44,387	3,642	442,672
Southeast Segment	149,204	23,687	423	173,314	165,231	21,149	14,841	201,221
Other	3,468	—	32,086	35,554	15,302	—	40,738	56,040
Unallocated	78,157	—	—	78,157	128,299	—	—	128,299

Total	$921,950	$415,309	$59,922	$1,397,181	$1,051,950	$407,320	$85,736	$1,545,006

Unallocated inventory above primarily includes capitalized interest and indirect construction costs that are not allocated to the segments.

The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded (in thousands):

	Quarter Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Development projects and homes in process (Held for Development)
West	$3,534	$19,269	$31,021	$135,237
East	1,260	6,928	7,884	58,892
Southeast	1,234	15,078	10,874	40,475
Other	—	2,432	93	19,475
Unallocated	241	3,053	3,515	19,790

Subtotal	$6,269	$46,760	$53,387	$273,869

Land Held for Sale
West	$4,279	$6,910	$7,236	$7,714
East	—	8,500	307	17,671
Southeast	141	804	2,452	34,608
Other	64	4,752	8,922	50,066

Subtotal	$4,484	$20,966	$18,917	$110,059

Lot Option Abandonments
West	$11	$14,090	$87	$14,921
East	1,092	135	2,808	7,543
Southeast	—	1,176	927	18,415
Other	—	12,355	194	27,047

Subtotal	$1,103	$27,756	$4,016	$67,926

Total	$11,856	$95,482	$76,320	$451,854

The inventory impaired during the three months ended June 30, 2009 represented 117 lots in 4 communities with an estimated fair value of $5.9 million compared to 2,430 lots in 44 communities with an estimated fair value of $164.2 million for the three months ended June 30, 2008. For the nine months ended June 30, 2009, the inventory impaired represented 2,208 lots in 32 communities with an estimated fair value of $72.5 million compared to 8,850 lots in 191 communities with an estimated fair value of $556.2 million for the comparable period of the prior year. During the current period, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates led to additional impairments in certain communities during the current quarter. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material. The impairments recorded on our held for development inventory for the nine months ended June 30, 2009 and 2008, primarily resulted from the continued decline in the homebuilding environment in those specific submarkets.
During the three and nine months ended June 30, 2009, as a result of challenging market conditions and review of recent comparable transactions, certain of the Company’s land held for sale was further written down to net realizable value, less estimated costs to sell. During the three and nine months ended June 30, 2008, as a result of the Company’s decision to re-allocate capital employed through strategic sales of select properties and through the exiting of certain markets no longer viewed as strategic and based on current estimated fair values, less costs to sell, as compared to book values, we recorded impairments on land held for sale. These impairments were primarily located in our exit markets in Ohio and Charlotte, North Carolina.
We also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $41.5 million at June

30, 2009. This amount includes non-refundable letters of credit of approximately $5.7 million. The total remaining purchase price, net of cash deposits, committed under all options was $334.5 million as of June 30, 2009. Only $10.0 million of the net remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.
We have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded lot option abandonment charges during the three and nine months ended June 30, 2009 of $1.1 million and $4.0 million, respectively, compared to $27.8 million and $67.9 million related to the three and nine months ended June 30, 2008, respectively. The abandonment charges relate to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan and related to our prior year decision to exit certain markets.
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
Certain of our option contracts are with sellers who are deemed to be VIEs under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R defines a VIE as an entity with insufficient equity investment to finance its planned activities without additional financial support or an entity in which the equity investors lack certain characteristics of a controlling financial interest. Pursuant to FIN 46R, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE is deemed to be the primary beneficiary of the VIE and must consolidate the VIE.
We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at June 30, 2009 and September 30, 2008 reflect consolidated inventory not owned of $58.5 million and $106.7 million, respectively. We consolidated $46.8 million and $46.9 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of June 30, 2009 and September 30, 2008, respectively. In addition, as of June 30, 2009 and September 30, 2008, we recorded $11.7 million and $59.8 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $31.8 million at June 30, 2009 and $70.6 million at September 30, 2008. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

(5) Interest
Our ability to capitalize all interest incurred during fiscal 2009 has been limited by the reduction in our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Capitalized interest in inventory, beginning of period	$45,466	$78,665	$45,977	$87,560
Interest incurred	35,806	34,234	103,059	105,214
Capitalized interest impaired	(160)	(1,875)	(2,113)	(12,468)
Interest expense not qualified for capitalization and included as other expense	(23,727)	(15,873)	(65,986)	(35,866)
Capitalized interest amortized to house construction and land sales expenses	(12,999)	(26,693)	(36,551)	(75,982)

Capitalized interest in inventory, end of period	$44,386	$68,458	$44,386	$68,458

(6) Earnings Per Share
In computing diluted loss per share for the three and nine months ended June 30, 2009 and June 30, 2008, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect.
(7) Borrowings
At June 30, 2009 and September 30, 2008 we had the following long-term debt (in thousands):

			September 30,
	Maturity Date	June 30, 2009	2008
Secured Revolving Credit Facility	July 2011	$—	$—
8 5/8% Senior Notes*	May 2011	175,000	180,000
8 3/8% Senior Notes*	April 2012	312,599	340,000
6 1/2% Senior Notes*	November 2013	182,990	200,000
6 7/8% Senior Notes*	July 2015	315,240	350,000
8 1/8% Senior Notes*	June 2016	250,670	275,000
4 5/8% Convertible Senior Notes*	June 2024	173,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	34,122	50,618
Model home financing obligations	Various Dates	46,908	71,231
Unamortized debt discounts		(2,013)	(2,565)

Total		$1,591,609	$1,747,377

*	Collectively, the “Senior Notes”
Secured Revolving Credit Facility — On August 7, 2008, we entered into an amendment to our Secured Revolving Credit Facility which changed the size, covenants and pricing for the facility. The size of the Secured Revolving Credit Facility was reduced from $500 million to $400 million and was subject to further reductions to $250 million and $100 million if our consolidated tangible net worth (“Tangible Net Worth”, defined in the agreement as stockholders’ equity less intangible assets as defined) fell below $350 million and $250 million, respectively. As of September 30, 2008, our consolidated tangible net worth of $314.4 million resulted in a reduction of the facility size to $250 million.
On May 4, 2009, the Company entered into a Third Limited Waiver related to the Company’s Secured Revolving Credit Facility. During the waiver period, which extended to the filing of this Form 10-Q for the period ending June 30, 2009, the waiver agreement 1) preserved the facility size at $150 million, rather than shrinking to $100 million as required based on the Company’s reported Tangible Net Worth, 2) maintained, the collateral coverage in the secured borrowing base at 4.5x, 3) maintained the current facility pricing at the Eurodollar Margin of 5.0% and 4) waived a potential breach of an investments covenant in the facility as of March 31, 2009. There were no amounts outstanding under the Secured Revolving Credit Facility at June 30, 2009 or September 30, 2008; however, as of

June 30, 2009, we had provided $11.3 million of cash in addition to pledged real estate assets to supplementally collateralize our outstanding letters of credit of $46.5 million. The Company has decided to amend and restructure its Secured Revolving Credit Facility and recognized expense of $3.3 million of previously capitalized unamortized debt issuance costs related to the Secured Revolving Credit Facility for the three and nine months ended June 30, 2009, which is included in other expense, net in the unaudited condensed consolidated statements of operations.
As part of this restructuring, the current Secured Revolving Credit Facility was reduced to $22 million and will be provided by one lender. The restructured facility will continue to provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company at the Company’s option, conditioned upon certain conditions and covenant compliance. We also entered into three stand-alone, cash-secured, letter of credit agreements with banks to maintain the pre-existing letters of credit that had been under the current Secured Revolving Credit Facility. At closing on August 5, 2009, we elected to secure all of our letters of credit using cash collateral which required additional cash in restricted accounts of $37.8 million.
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
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At June 30, 2009, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, each indenture (other than the indenture governing the convertible Senior Notes) requires us to offer to purchase 10% of each series of Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets as defined) is less than $85 million at the end of any two consecutive fiscal quarters. Such offer need not be made more than twice in any four-quarter period. If triggered and fully subscribed, this could result in our having to purchase 10% of outstanding notes one or more times, in an amount equal to $123.6 million for the first time based on the principal outstanding at June 30, 2009.
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
During the three and nine months ended June 30, 2009, we repurchased in several individual open market transactions, $115.5 million principal amount of Senior Notes ($5.0 million of 8 5/8% Senior Notes due 2011, $27.4 million of 8 3/8% Senior Notes due 2012, $17.0 million of 6 1/2% Senior Notes due 2013, $34.8 million of 6 7/8% Senior Notes due 2015, $24.3 million of 8 1/8% Senior Notes due 2016, and $7.0 million of Convertible Senior Notes due 2024). The aggregate purchase price for these repurchases was $58.2 million plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $55.2 million, net of the write-off of unamortized discounts and debt issuance costs related to these notes. The gain from the repurchases is included in the unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2009 as gain on extinguishment of debt.
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
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of June 30, 2009 and September 30, 2008, we had outstanding notes payable of $34.1 million and $50.6 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2011 and had fixed and variable rates ranging from 3.2% to 9.0% at June 30, 2009. These notes are secured by the real estate to which they relate. As of March 31, 2009, we had negotiated a reduced payoff of one of our secured notes payable and recorded a $3.6 million gain on debt extinguishment which is included in gain on extinguishment of debt in the accompanying unaudited condensed consolidated statement of operations for the nine months ended June 30, 2009.
The agreements governing these secured notes payable contain various affirmative and negative covenants. Certain of these secured notes payable agreements contain covenants that require us to maintain minimum levels of stockholders’ equity (or some variation, such as tangible net worth) or maximum levels of debt to stockholders’ equity. Although the specific covenants and related definitions vary among the agreements, further reductions in our stockholders’ equity, absent the receipt of waivers, may cause breaches of some or all of these covenants. Breaches of certain of these covenants, to the extent they lead to an acceleration, may result in cross defaults under our senior notes. The dollar value of these secured notes payable agreements containing stockholders’ equity-related covenants totaled $22.7 million at June 30, 2009. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $46.9 million and $71.2 million of debt as of June 30, 2009 and September 30, 2008, respectively, related to these “financing” transactions in accordance with SFAS 98 (as amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 4.8% as of June 30, 2009, and expire at various times through 2015.
(8) Income Taxes
During fiscal 2008, we determined that it was not more likely than not that substantially all of our deferred tax assets would be realized and, therefore, we established a valuation allowance of $400.6 million for substantially all of our deferred tax assets. We have not changed our assessment regarding the recoverability of our deferred tax assets as of June 30, 2009 and consequently, during the nine months ended June 30, 2009, we determined that an additional valuation allowance of $66.5 million was warranted. As of June 30, 2009, our deferred tax valuation allowance was $467.1 million.
Our tax provision of $6.0 million for the three months ended June 30, 2009 primarily resulted from the revision of our estimate of the future sources of taxable income that warranted additional valuation allowance on our deferred tax assets. Our tax benefit of $8.0 million for the nine months ended June 30, 2009, primarily resulted from the additional valuation allowance referred to above and a reduction in our liabilities for unrecognized tax benefits related to effectively settling examinations with tax authorities and the expiration of certain statutes of limitations, offset by interest expense on our remaining liabilities for unrecognized tax benefits.
During the third quarter of fiscal 2009, there have been no material changes to the components of the Company’s total unrecognized tax benefits, including any amount which, if recognized, would affect the Company’s effective tax rate. The principal difference between our effective rate and the U.S. federal statutory rate for the three and nine months ended June 30, 2009 is due to our valuation allowance, state income taxes incurred, the non-deductible goodwill impairment charge and adjustments related to our liabilities for unrecognized tax benefits. The principal difference between our effective rate and the U.S. federal statutory rate for the three and nine months ended June 30, 2008 is due to state income taxes incurred and the non-deductible goodwill impairment charge.
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
Beazer Homes and certain of our subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to Chinese drywall.
During the quarter ended June 30, 2009, we accrued $2.4 million in our warranty reserves for the repair of approximately 30 homes in southwest Florida where certain of our subcontractors installed defective Chinese drywall in homes that were delivered during our 2006 and 2007 fiscal years. We are inspecting additional homes in order to determine whether they also contain the defective Chinese drywall. The outcome of these inspections may require us to increase our warranty reserve in the future. However, the amount of additional liability, if any, is not reasonably estimable.
We have experienced a significant number of moisture intrusion claims in our East region and particularly with respect to homes built by Trinity, a subsidiary which was acquired in the Crossmann acquisition in 2002. As of June 30, 2009, there were four pending lawsuits related to such complaints received by Trinity, including a class action. Three of these suits are by individual homeowners, and the cost to resolve these matters is not expected to be material, either individually or in the aggregate. The class action suit was filed in the State of Indiana in August 2003 against Trinity Homes LLC. The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004. As of June 30, 2009, we have completed remediation of 1,877 homes related to 1,882 total Trinity claims. Our warranty reserves at June 30, 2009 and September 30, 2008 include accruals of $0.6 million and $2.8 million, respectively, for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion.
As a result of our analyses, we adjust our estimated warranty liabilities. While we believe that our warranty reserves are adequate as of June 30, 2009, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance at beginning of period	$32,379	$47,103	$40,822	$57,053
Provisions	2,481	631	3,200	6,863
Payments	(2,972)	(5,558)	(12,134)	(21,740)

Balance at end of period	$31,888	$42,176	$31,888	$42,176

Investigations
United States Attorney, State and Federal Agency Investigations. On July 1, 2009, the Company announced that it had resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (“the U.S. Attorney”) and other state and federal agencies concerning the matters that were the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors (the “Investigation”) completed in May 2008. The Company has entered into a deferred prosecution agreement (“DPA”) with the U.S. Attorney and a settlement agreement with the U.S. Department of Housing and Urban Development (“HUD”) and the civil division of the Department of Justice. In addition, certain of the Company’s subsidiaries have entered into a settlement agreement with the North Carolina Real Estate Commission (“NCREC”). Also, as previously disclosed, Beazer Mortgage Corporation (“Beazer Mortgage”) has entered into a settlement agreement with the North Carolina Office of the Commissioner of Banks (“OCOB”), under which Beazer Mortgage consented, without admitting the alleged violations, to the entry of a consent order which provides that Beazer Mortgage will provide approximately $2.5 million in restitution to certain borrowers in respect of the alleged violations. The settlement agreement concludes the OCOB’s investigation into these matters with respect to Beazer Mortgage.
Under the DPA, the U.S. Attorney has agreed not to prosecute the Company in connection with the matters that were the subject of the Investigation and are set forth in a Bill of Information filed with the United States District Court for the Western District of North Carolina, provided that the Company satisfies its obligations under the DPA over the next 60 months. The term of the DPA may be less than 60 months in the event certain conditions, as described more fully in the DPA, are met. The DPA recognizes the cooperation of the Company, its voluntary disclosure and its adoption of remedial measures.
Under the terms of the DPA, in fiscal year 2009, the Company contributed $7.5 million to a restitution fund established to compensate those Beazer customers who can demonstrate that they were injured by certain of the practices identified in the Bill of Information. For fiscal year 2010 the Company will contribute to the restitution fund the greater of $1.0 million or an amount equal to 4% of the Company’s fiscal 2010 adjusted EBITDA as defined in the DPA. The Company’s liability in each of the fiscal years after 2010 will also be equal to 4% of the Company’s adjusted EBITDA through a portion of fiscal year 2014, unless extended as described below. Under the terms of the DPA, the Company’s total contributions to the restitution fund will not exceed $50.0 million.
Under the terms of the settlement agreement with HUD and the civil division of the Department of Justice, the Company made an immediate payment of $4.0 million to HUD to resolve civil and administrative investigations. In addition, on the first anniversary of the agreement, the Company will make a $1.0 million payment to HUD.
Under the agreement with HUD, if the amounts paid into the restitution fund with the U.S. Attorney described above do not reach $48.0 million at the end of 60 months, the restitution fund term will be extended using the adjusted EBITDA formula until the earlier of an additional 24 months or the time the Company’s contribution reaches $48.0 million.
The amounts paid to the U.S. Attorney for contribution into the restitution fund and payments to HUD do not include the $2.5 million contributed to resolve the investigation by the OCOB, although this amount will be counted as part of the Company’s maximum obligation to the restitution fund.
As previously disclosed, the Company recognized expense in the quarter ended March 31, 2009 of $10.5 million for the amounts yet to be paid in fiscal years 2009 and 2010. The Company recognized additional expense in the quarter ended June 30, 2009 of $3.0 million. In recognition of the financial challenges currently facing the Company, Ian McCarthy, president and chief executive officer, and Michael Furlow, executive vice president and chief operating officer, have voluntarily agreed to contribute to the Company an amount equal to the after-tax proceeds of their fiscal 2008 bonuses to defray part of its initial payment to the restitution fund.
The Company’s payment obligations under the DPA and the settlement agreement with HUD are interrelated. The total amount of such obligations will be dependent on several factors; however, the maximum liability under both agreements and the agreement with the OCOB will not be less than $15.5 million and will not exceed $55.0 million.
With respect to the NCREC, Beazer/Squires Realty, Inc. (“Beazer/Squires”) and Beazer Homes Corp. each has agreed to the entry of a consent order regarding violations of certain North Carolina statutes. Under the respective consent orders, the NCREC agreed that a reprimand of Beazer Homes would not be issued as long as Beazer Homes completed certain remedial measures and that the broker license held by Beazer/Squires is revoked. The broker license held by Beazer/Squires has been on inactive status since October 2007. There is no monetary payment by the Company or its subsidiaries under either of the consent orders. The consent orders conclude the investigation by the NCREC into these matters with respect to the Company.
As of June 30, 2009, $13.5 million is accrued related to these obligations. While we believe that our accrual for this liability is adequate as of June 30, 2009, positive adjusted EBITDA results in future years will require us to increase our accrual and incur additional expense. The amount of future liability in excess of amounts recorded to date, if any, are not reasonably estimable.

Independent Investigation. In May 2008, the Audit Committee of the Beazer Homes Board of Directors completed the Investigation of Beazer Homes’ mortgage origination business, including, among other things, investigating certain evidence that the Company’s subsidiary, Beazer Mortgage, violated HUD regulations and may have violated certain other laws and regulations in connection with certain of its mortgage origination activities. The Investigation also found evidence that employees of the Company’s Beazer Mortgage subsidiary violated certain federal and/or state regulations, including HUD regulations. Areas of concern uncovered by the Investigation included our former practices in the areas of: down payment assistance program; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation, and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate. In addition, the Investigation identified accounting and financial reporting errors and irregularities which resulted in the restatement of certain prior period consolidated financial statements which was included in our 2007 Form 10-K filed with the SEC on May 12, 2008.
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
Derivative Shareholder Actions. Certain of Beazer Homes’ current and former officers and directors were named as defendants in a derivative shareholder suit filed on April 16, 2007 in the United States District Court for the Northern District of Georgia. The complaint also names Beazer Homes as a nominal defendant. The complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched. Plaintiffs seek an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. An additional lawsuit was filed subsequently on August 29, 2007 in the United States District Court for the Northern District of Georgia asserting similar factual allegations. The two Georgia derivative actions have been consolidated, and the plaintiffs have filed an amended, consolidated complaint. On November 21, 2008, the Company and the other defendants filed motions to dismiss the amended consolidated complaint. Briefing of the motion was completed in February 2009. The defendants intend to vigorously defend against these actions. Given the inherent uncertainties in this litigation, as of June 30, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (“ERISA”), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently on May 11, 2007, May 14, 2007, June 15, 2007 and July 27, 2007 in the United States District Court for the Northern District of Georgia making similar allegations. The court consolidated these five lawsuits, and on June 27, 2008, the plaintiffs filed a consolidated amended complaint. The consolidated amended complaint names as defendants Beazer Homes, our chief executive officer, certain current and former directors of the Company, including the members of the Compensation Committee of the Board of Directors, and certain employees of the Company who acted as members of the Company’s 401(k) Committee. On October 10, 2008, the Company and the other defendants filed a motion to dismiss the consolidated amended complaint. Briefing of the motion was completed in January 2009. The Company intends to vigorously defend against these actions. Given the inherent uncertainties in this litigation, as of June 30, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (“RESPA”) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants moved to dismiss the Complaint on June 4, 2008. On July 25, 2008, in lieu of a response to the motion to dismiss, plaintiff filed an amended complaint. The Company has moved to dismiss the amended complaint and intends to vigorously defend against this action. Given the inherent uncertainties in this litigation, as of June 30, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
Beazer Homes Corp. and Beazer Mortgage Corporation are also named defendants in a lawsuit filed on July 3, 2007, in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division, but remanded on April 23, 2008 to the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The complaint was filed on behalf of ten individual homeowners who purchased homes from Beazer in Mecklenburg County. The complaint alleges certain deceptive conduct by the defendants and brings various claims under North Carolina statutory and common law, including a claim for punitive damages. On June 27, 2008 a second amended complaint, which added two plaintiffs to the lawsuit, was filed. The case has been designated as “exceptional” pursuant to Rule 2.1 of the General Rules of Practice of the North Carolina Superior and District Courts and has been assigned to the docket of the North Carolina Business Court. The Company filed a motion to dismiss on July 30, 2008. On November 18, 2008, the plaintiffs filed a third amended complaint. The Company filed a motion to dismiss the third amended complaint on December 29, 2008. The Company intends to vigorously defend against this action. Given the inherent uncertainties in this litigation, as of June 30, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
Beazer Homes’ subsidiaries Beazer Homes Holdings Corp. and Beazer Mortgage Corporation were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The lawsuit was amended on June 2, 2008, and named as defendants Beazer Homes Holdings Corp., Beazer Homes USA, Inc., and Security Title Insurance Company. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999, to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court. On November 26, 2008, plaintiffs filed a Second Amended Complaint which substituted new named-plaintiffs. The Company filed a motion to dismiss the Second Amended Complaint. The federal court granted in part Beazer’s motion to dismiss the Second Amended Complaint. The federal court dismissed the sole federal claim, declined to rule on the state law claims, and remanded the case to the Superior Court of California, Placer County, where Beazer’s motion to dismiss the state law claims is now pending. On June 18, 2009, the Company filed a supplemental motion to dismiss/demurrer regarding the remaining state law claims in the Second Amended Complaint. The Company intends to continue to vigorously defend against the action. Given the inherent uncertainties in this litigation, as of June 30, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.

We cannot predict or determine the timing or final outcome of the lawsuits or the effect that any adverse findings or adverse determinations in the pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss if any, cannot presently be made with respect to the above pending matters. An unfavorable determination resulting from any governmental investigation could result in the filing of criminal charges, payment of substantial criminal or civil restitution, the imposition of injunctions on our conduct or the imposition of other penalties or consequences, including but not limited to the Company having to adjust, curtail or terminate the conduct of certain of our business operations. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and prospects. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations.
Other Matters
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of June 30, 2009, no monetary penalties had been imposed in connection with such Administrative Orders. Consistent with its approach with other homebuilders, the EPA has contacted the Company about a possible resolution of these issues. Settlement negotiations are in the preliminary stages. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.
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
On June 3, 2009, a purported class action complaint was filed by the owners of one of our homes in our Magnolia Lakes’ community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was filed in the Circuit Court for Lee County, Florida on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney’s fees. On July 1, 2009, the Company filed a request to have this complaint removed to the United States District Court for the Middle District of Florida and on July 2, 2009 filed a motion to have the case transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. The Company believes that the claims asserted in this complaint are governed by its home warranty or are without merit. Accordingly, the Company intends to vigorously defend against this litigation. Given the inherent uncertainties in this litigation, as of June 30, 2009, no accrual has been recorded, as losses specifically related to this litigation, if any, are not both probable and reasonably estimable.
We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions, most relating to construction defects, moisture intrusion and product liability. Certain of the liabilities resulting from these actions are covered in whole or part by insurance. In our opinion, based on our current assessment, the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
We have accrued $19.6 million and $17.9 million in other liabilities related to these matters as of June 30, 2009 and September 30, 2008, respectively.
Recently, the lender of one of our unconsolidated joint ventures has filed individual lawsuits against some of the joint venture partners and certain of those partners’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. We are a 2.58% partner in this joint venture (see Note 3 for additional information). In addition, an estimate of possible loss or range of loss if any, cannot presently be made with respect to the above matter. Given the inherent uncertainties and complexities in this litigation, as of June 30, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.

We had performance bonds and total outstanding letters of credit of approximately $276.7 million and $46.5 million, respectively, at June 30, 2009 related principally to our obligations to local governments to construct roads and other improvements in various developments. Total outstanding letters of credit includes approximately $6.2 million related to our land option contracts discussed in Note 4.
(10) Stock Repurchase Program
On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. We did not repurchase any shares in the open market during the three months ended June 30, 2009 or 2008. At June 30, 2009, there are approximately 5.4 million shares available for purchase pursuant to the plan; however, we have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors, and as allowed by our debt covenants, and is unlikely in the foreseeable future.
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
Management’s evaluation of segment performance is based on segment operating income, which for our homebuilding segments is defined as homebuilding and land sale revenues less the cost of home construction, land development and land sales expenses, depreciation and amortization and certain selling, general and administrative expenses which are incurred by or allocated to our homebuilding segments. Segment operating income for our Financial Services segment is defined as revenues less costs associated with our title services and certain selling, general and administrative expenses incurred by or allocated to the Financial Services segment. The accounting policies of our segments are those described in Note 1 herein and the notes to the consolidated financial statements included in Item 8 of our 2008 Annual Report.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Revenue
West	$87,328	$144,913	$264,428	$437,369
East	95,043	161,241	240,029	472,507
Southeast	41,343	69,516	123,250	250,903
Other homebuilding	582	79,028	16,476	197,931
Financial Services	357	880	1,157	2,939

Consolidated total	$224,653	$455,578	$645,340	$1,361,649

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Operating (loss) income
West	$(6,467)	$(37,572)	$(33,147)	$(140,550)
East	(923)	(3,632)	(14,760)	(63,026)
Southeast	(3,877)	(14,475)	(20,546)	(88,621)
Other homebuilding	(1,931)	(21,358)	(12,730)	(111,825)
Financial Services	172	202	228	1,012

Segment total	(13,026)	(76,835)	(80,955)	(403,010)

Corporate and unallocated (a)	(37,667)	(64,509)	(134,763)	(226,863)

Total operating loss	(50,693)	(141,344)	(215,718)	(629,873)

Equity in loss of unconsolidated joint ventures	(4,041)	(18,568)	(13,795)	(75,069)
Gain on early extinguishment of debt	55,214	—	58,788	—
Other expense, net	(22,370)	(13,489)	(59,958)	(20,907)

Loss from continuing operations before income taxes	$(21,890)	$(173,401)	$(230,683)	$(725,849)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Depreciation and amortization
West	$1,765	$1,879	$4,536	$5,581
East	1,570	1,913	4,105	5,632
Southeast	515	560	1,156	2,361
Other homebuilding	(3)	867	145	2,144
Financial Services	—	8	9	22

Segment total	3,847	5,227	9,951	15,740

Corporate and unallocated (a)	1,110	819	3,128	2,510

Consolidated total	$4,957	$6,046	$13,079	$18,250

	June 30,	September 30,
(in thousands)	2009	2008
Assets (b)
West	$723,592	$779,863
East	453,661	507,412
Southeast	200,339	225,125
Other homebuilding	39,663	64,123
Financial Services	33,853	38,156
Corporate and unallocated (c)	657,363	1,024,681
Discontinued operations	118	2,439

Consolidated total	$2,108,589	$2,641,799

(a)	Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. In addition, for the three and nine months ended June 30, 2009, corporate and unallocated also includes $2.5 million and $7.5 million of investigation-related costs and approximately $3 million and $16 million for obligations related to the government investigations (see Note 9), respectively. For the three and nine months ended June 30, 2008, corporate and unallocated includes $11.0 million and $28.2 million of investigation-related costs, respectively. Corporate and unallocated also includes goodwill impairment charges of $0 and $16.1 million for the three and nine months ended June 30, 2009 and $4.4 and $52.5 million for the three and nine months ended June 30, 2008, respectively (see Note 1).

(b)	Segment assets as of September 30, 2008 include goodwill assigned from prior acquisitions. See Note 1 for goodwill by segment as of June 30, 2009 and September 30, 2008.

(c)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other corporate items that are not allocated to the segments.
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

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
June 30, 2009
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

ASSETS
Cash and cash equivalents	$463,427	$2,970	$2,751	$(4,199)	$464,949
Restricted cash	11,327	575	—	—	11,902
Accounts receivable (net of allowance of $6,129)	—	26,139	46	—	26,185
Income tax receivable	13,957	—	—	—	13,957
Owned inventory	—	1,397,181	—	—	1,397,181
Consolidated inventory not owned	—	58,542	—	—	58,542
Investments in unconsolidated joint ventures	3,093	26,812	—	—	29,905
Deferred tax assets, net	22,109	—	—	—	22,109
Property, plant and equipment, net	—	30,071	—	—	30,071
Investments in subsidiaries	202,174	—	—	(202,174)	—
Intercompany	1,065,705	(1,073,731)	3,827	4,199	—
Other assets	26,440	23,153	4,195	—	53,788

Total assets	$1,808,232	$491,712	$10,819	$(202,174)	$2,108,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$76,461	$—	$—	$76,461
Other liabilities	90,487	151,383	7,103	—	248,973
Intercompany	476	—	(476)	—	—
Obligations related to consolidated inventory not owned	—	31,764	—	—	31,764
Senior notes (net of discounts of $2,013)	1,407,486	—	—	—	1,407,486
Junior subordinated notes	103,093	—	—	—	103,093
Other notes payable	—	34,122	—	—	34,122
Model home financing obligations	46,908	—	—	—	46,908

Total liabilities	1,648,450	293,730	6,627	—	1,948,807

Stockholders’ equity	159,782	197,982	4,192	(202,174)	159,782

Total liabilities and stockholders’ equity	$1,808,232	$491,712	$10,819	$(202,174)	$2,108,589

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

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Three Months Ended June 30, 2009
Total revenue	$—	$224,509	$144	$—	$224,653

Home construction and land sales expenses	12,999	194,177	—	—	207,176
Inventory impairments and option contract abandonments	160	11,696	—	—	11,856

Gross (loss) profit	(13,159)	18,636	144	—	5,621

Selling, general and administrative expenses	—	51,485	(128)	—	51,357
Depreciation and amortization	—	4,957	—	—	4,957

Operating (loss) income	(13,159)	(37,806)	272	—	(50,693)
Equity in loss of unconsolidated joint ventures	—	(4,041)	—	—	(4,041)
Gain on extinguishment of debt	55,214	—	—	—	55,214
Other (expense) income, net	(23,728)	1,566	(208)	—	(22,370)

(Loss) income from continuing operations before income taxes	18,327	(40,281)	64	—	(21,890)
(Benefit from) provision for income taxes	7,615	(1,639)	14	—	5,990
Equity in loss of subsidiaries	(38,592)	—	—	38,592	—

(Loss) income from continuing operations	(27,880)	(38,642)	50	38,592	(27,880)
Loss from discontinued operations, net of tax	(96)	—	—	96	—
Equity in loss of subsidiaries	—	(96)	—	—	(96)

Net (loss) income	$(27,976)	$(38,738)	$50	$38,688	$(27,976)

Nine Months Ended June 30, 2009
Total revenue	$—	$644,860	$480	$—	$645,340

Home construction and land sales expenses	36,551	544,369	—	—	580,920
Inventory impairments and option contract abandonments	2,113	74,207	—	—	76,320

Gross (loss) profit	(38,664)	26,284	480	—	(11,900)

Selling, general and administrative expenses	—	174,631	(35)	—	174,596
Depreciation and amortization	—	13,079	—	—	13,079
Goodwill impairment	—	16,143	—	—	16,143

Operating (loss) income	(38,664)	(177,569)	515	—	(215,718)
Equity in loss of unconsolidated joint ventures	—	(13,795)	—	—	(13,795)
Gain on extinguishment of debt	55,214	3,574	—	—	58,788
Other (expense) income, net	(65,987)	6,241	(212)	—	(59,958)

(Loss) income from continuing operations before income taxes	(49,437)	(181,549)	303	—	(230,683)
(Benefit from) provision for income taxes	(17,071)	8,975	115	—	(7,981)
Equity in loss of subsidiaries	(190,336)	—	—	190,336	—

(Loss) income from continuing operations	(222,702)	(190,524)	188	190,336	(222,702)
Loss from discontinued operations, net of tax	(472)	—	—	472	—
Equity in loss of subsidiaries	—	(472)	—	—	(472)

Net (loss) income	$(223,174)	$(190,996)	$188	$190,808	$(223,174)

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Three Months Ended June 30, 2008
Total revenue	$—	$455,427	$151	$—	$455,578

Home construction and land sales expenses	26,693	380,819	—	—	407,512
Inventory impairments and option contract abandonments	1,875	93,607	—	—	95,482

Gross (loss) profit	(28,568)	(18,999)	151	—	(47,416)

Selling, general and administrative expenses	—	83,452	65	—	83,517
Depreciation and amortization	—	6,046	—	—	6,046
Goodwill impairment	—	4,365	—	—	4,365

Operating (loss) income	(28,568)	(112,862)	86	—	(141,344)
Equity in loss of unconsolidated joint ventures	—	(18,568)	—	—	(18,568)
Other (expense) income, net	(14,083)	567	27	—	(13,489)

(Loss) income before income taxes	(42,651)	(130,863)	113	—	(173,401)
(Benefit from) provision for income taxes	(15,964)	(47,776)	33	—	(63,707)
Equity in loss of subsidiaries	(83,007)	—	—	83,007	—

(Loss) income from continuing operations	(109,694)	(83,087)	80	83,007	(109,694)
Loss from discontinued operations, net of tax	—	(148)	—	—	(148)
Equity in loss of subsidiaries	(148)	—	—	148	—

Net (loss) income	$(109,842)	$(83,235)	$80	$83,155	$(109,842)

Nine Months Ended June 30, 2008
Total revenue	$—	$1,361,146	$503		$1,361,649

Home construction and land sales expenses	75,982	1,147,270	—	—	1,223,252
Inventory impairments and option contract abandonments	12,468	439,386	—	—	451,854

Gross (loss) profit	(88,450)	(225,510)	503	—	(313,457)

Selling, general and administrative expenses	—	245,472	224	—	245,696
Depreciation and amortization	—	18,250	—	—	18,250
Goodwill impairment	—	52,470	—	—	52,470

Operating (loss) income	(88,450)	(541,702)	279	—	(629,873)
Equity in loss of unconsolidated joint ventures	—	(75,069)	—	—	(75,069)
Other (expense) income, net	(28,122)	7,036	179	—	(20,907)

(Loss) income before income taxes	(116,572)	(609,735)	458	—	(725,849)
(Benefit from) provision for income taxes	(43,633)	(206,298)	160	—	(249,771)
Equity in loss of subsidiaries	(403,139)	—	—	403,139	—

(Loss) income from continuing operations	(476,078)	(403,437)	298	403,139	(476,078)
Loss from discontinued operations, net of tax	—	(1,893)	—	—	(1,893)
Equity in loss of subsidiaries	(1,893)	—	—	1,893	—

Net (loss) income	$(477,971)	$(405,330)	$298	$405,032	$(477,971)

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Cash Flow Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

For the nine months ended June 30, 2009
Net cash provided by (used in) operating activities	$61,635	$(63,616)	$3,481	$—	$1,500

Cash flows from investing activities:
Capital expenditures	—	(5,484)	—	—	(5,484)
Investments in unconsolidated joint ventures	—	(9,042)	—	—	(9,042)
Changes in restricted cash	(11,327)	(278)	—	—	(11,605)

Net cash used in investing activities	(11,327)	(14,804)	—	—	(26,131)

Cash flows from financing activities:
Repurchase of Senior Notes	(54,836)	—	—	—	(54,836)
Repayment of other secured notes payable	—	(11,995)	—	—	(11,995)
Repayment of model home financing obligations	(24,323)	—	—	—	(24,323)
Debt issuance costs	(1,311)	—	—	—	(1,311)
Common stock redeemed	(22)	—	—	—	(22)
Tax benefit from stock transactions	(2,267)	—	—	—	(2,267)
Advances to/from subsidiaries	(79,978)	78,579	(735)	2,134	—

Net cash (used in) provided by financing activities	(162,737)	66,584	(735)	2,134	(94,754)

(Decrease) increase in cash and cash equivalents	(112,429)	(11,836)	2,746	2,134	(119,385)
Cash and cash equivalents at beginning of period	575,856	14,806	5	(6,333)	584,334

Cash and cash equivalents at end of period	$463,427	$2,970	$2,751	$(4,199)	$464,949

For the nine months ended June 30, 2008
Net cash (used in) provided by operating activities	$(193,242)	$217,448	$293	$—	$24,499

Cash flows from investing activities:
Capital expenditures	—	(7,951)	2	—	(7,949)
Investments in unconsolidated joint ventures	—	(11,137)	—	—	(11,137)
Changes in restricted cash	—	4,268	—	—	4,268

Net cash (used in) provided by investing activities	—	(14,820)	2	—	(14,818)

Cash flows from financing activities:
Repayment of other secured notes payable	—	(100,472)	—	—	(100,472)
Repayment of model home financing obligations	(27,728)	—	—	—	(27,728)
Debt issuance costs	(21,135)	—	—	—	(21,135)
Common stock redeemed	(27)	—	—	—	(27)
Tax benefit from stock transactions	(454)	—	—	—	(454)
Advances to/from subsidiaries	118,873	(102,979)	(111)	(15,783)	—

Net cash provided by (used in) financing activities	69,529	(203,451)	(111)	(15,783)	(149,816)

(Decrease) increase in cash and cash equivalents	(123,713)	(823)	184	(15,783)	(140,135)
Cash and cash equivalents at beginning of period	447,296	9,700	1,559	(4,218)	454,337

Cash and cash equivalents at end of period	$323,583	$8,877	$1,743	$(20,001)	$314,202

(13) Discontinued Operations
On February 1, 2008, the Company determined that it would discontinue its mortgage origination services through Beazer Mortgage Corporation (“BMC”). In February 2008, the Company entered into a new marketing services arrangement with Countrywide Financial Corporation (“Countrywide”), whereby the Company would market Countrywide as the preferred mortgage provider to its customers. In addition, during the three months ended March 31, 2008, the Company wrote off its entire $7.1 million investment in Homebuilders Financial Network LLC (“HFN”). HFN was a joint venture investment which was established to provide loan processing services to mortgage originators. The Company assigned its ownership interest to its joint venture partner. The Company’s joint venture interest in HFN was not owned by Beazer Mortgage Corporation and, therefore, the associated investment as of June 30, 2008 is not included in the discontinued operations information presented below.
The Company has classified the results of operations of BMC, previously included in our Financial Services segment, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented in accordance with SFAS 144. As of June 30, 2009, substantially all BMC operating activities have ceased. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of operations.
The results of the BMC operations classified as discontinued operations in the unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2009 and 2008 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total revenue	$—	$—	$—	$3,497
Exit and disposal charges of mortgage origination business	—	(28)	—	(621)
Loss from discontinued operations before income taxes	(96)	(237)	(472)	(3,034)
Benefit from income taxes	—	(89)	—	(1,141)
Loss from discontinued operations, net of tax	(96)	(148)	(472)	(1,893)
Assets and liabilities from discontinued operations at June 30, 2009 and September 30, 2008, which entirely relates to BMC, consist of the following (in thousands):

	June 30,	September 30,
	2009	2008
ASSETS
Accounts receivable	4	2,305
Residential mortgage loans available-for-sale	93	94
Other	21	40

Assets of discontinued operations	$118	$2,439

LIABILITIES
Trade accounts payable and other liabilities	$300	$360

Liabilities of discontinued operations	$300	$360

(14) Fair Value of Financial Instruments
The fair value of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, other secured notes payable and model home financing obligations approximate their carrying amounts due to the short maturity of these assets and liabilities and the variable interest rates on such obligations. Obligations related to consolidated inventory not owned are recorded at estimated fair value. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

	As of June 30, 2009		As of September 30, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior Notes	$1,407,486	$761,189	$1,522,669	$1,051,150
Junior subordinated notes	103,093	42,909	103,093	68,504

	$1,510,579	$804,098	$1,625,762	$1,119,654

The estimated fair values shown above for our publicly held Senior Notes have been determined using quoted market rates. The fair value of our publicly held junior subordinated notes is estimated by discounting scheduled cash flows through maturity. The discount rate is estimated using market rates currently being offered on loans with similar terms and credit quality. Judgment is required in interpreting market data to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.
(15) Subsequent Events
On July 31, 2009, we adopted a Section 382 stockholder rights plan (the “Rights Plan”). The purpose of the stockholder rights plan is to protect stockholder value by preserving the value of certain deferred tax assets of the Company primarily associated with net operating loss carryforwards (“NOL”) under Section 382 of the Internal Revenue Code. The Rights Plan was adopted to reduce the likelihood of an unintended “ownership change,” as defined by Section 382, occurring as a result of ordinary buying and selling of the Company’s common shares. We believe that the Rights Plan serves the interests of all stockholders by attempting to protect our ability to use our deferred tax assets to offset tax liabilities in the future. The Rights Plan was not adopted as an anti-takeover measure and once the deferred tax assets have been substantially realized, the Board of Directors intends to terminate the Rights Plan. Under the Rights Plan, one right will be distributed for each share of common stock of the Company outstanding as of August 10, 2009. Under the Rights Plan, if any person or group acquires 4.95% or more of the outstanding shares of common stock of the Company without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group.
Effective August 6, 2009, Michael H. Furlow resigned his position as Executive Vice President and Chief Operating Officer of the Company and became the division president of our South Carolina homebuilding operations. In connection with this change in responsibilities, the Company has entered into new two-year employment and supplemental employment agreements with Mr. Furlow which, among other items, establishes his base salary during his employment term, entitles him to participate in the Company’s incentive compensation and welfare plans available to division presidents, and amends the change in control provisions in his agreement to reflect his new two-year employment term.
As disclosed in Note 1, on August 4, 2009, we offered to exchange stock options/SSARs to purchase 310,011 shares of our common stock with exercise prices ranging from $26.51 to $62.02 per share for newly issued restricted shares of common stock based on the exercise price of the eligible awards exchanged. Eligible employees may voluntary elect to accept the offer of exchange through August 31, 2009, unless the offer is extended.
As disclosed in Note 3, subsequent to quarter end, one of our unconsolidated joint ventures completed a modification of its loan agreement which resulted in, among other things, an extension of the loan maturity for two years and the release of certain repayment, specific performance and loan-to-value maintenance guarantees, the Company portion of which was estimated at a maximum of $19.9 million. The Company contributed $9.7 million to the joint venture which was used to pay down outstanding debt and which increased our investment in the joint venture.
As disclosed in Note 7, on August 5, 2009, the Secured Revolving Credit Facility was reduced to $22 million, and will be used to provide for future letter of credit needs. The restructured facility will allow us to issue letters of credit collateralized by either cash or assets of the Company at the Company’s option, conditioned upon certain conditions and covenant compliance. We also entered into three stand-alone, cash-secured, letter of credit agreements with banks to preserve the pre-existing letters of credit issued under the Secured Revolving Credit Facility and to issue new letters of credit.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview: Throughout fiscal 2008 and into the first half of fiscal 2009, the homebuilding environment continued to deteriorate against a backdrop of macroeconomic recession, declining consumer confidence and significant tightening in the availability of home mortgage credit. While we have begun to see signs that some negative market trends may be moderating at both local and national levels, key macroeconomic indicators remain soft or mixed. In addition, throughout fiscal 2009, the credit markets and the mortgage industry have experienced a period of disruption characterized by bankruptcy, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government. While the ultimate outcome of these events cannot be predicted, it has made it more difficult for homebuyers to obtain acceptable financing. Although the supply of new and resale homes in the marketplace has decreased recently, it is still excessive for the current level of consumer demand and is challenged by an increased number of foreclosed homes offered at substantially reduced prices. These pressures in the marketplace have resulted in the use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels by us and many of our competitors throughout much of our fiscal 2009.
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
During our second and third quarters of fiscal 2009, as the macro-economic environment tempered, we continued to focus on cash generation from the sale of existing inventory supply and introduced additional sales incentives and reduced sales prices in certain situations in order to move this inventory. We also reevaluated pricing and incentives offered in select communities in response to local market conditions to generate sales on to-be-built inventory. Certain of these changes resulted in adjustments to our inventory valuations. See Note 4 to the unaudited condensed consolidated financial statements for discussion of the current quarter’s inventory impairments.
In fiscal 2008, we completed a comprehensive review of each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entailed an evaluation of both external market factors and our position in each market and resulted in the decision formalized and announced on February 1, 2008, to discontinue homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH and Lexington, KY. During the third quarter of fiscal 2008, we announced our decision to discontinue homebuilding operations in Colorado and Fresno, CA. We are actively completing an orderly exit from each of these markets and remain committed to our remaining customer care responsibilities. We have committed to complete all homes under construction in these markets and are in the process of marketing the remaining land positions for sale. While the underlying basis for exiting each market was different, in each instance we concluded we could better serve shareholder interests by re-allocating the capital employed in these markets. As of June 30, 2009, these markets represented less than 2% of the Company’s total assets and are aggregated in our Other Homebuilding segment.
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
As explained in Note 9 to the unaudited condensed consolidated financial statements, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (“the U.S. Attorney”) and other state and federal agencies concerning matters that were the subject of the Investigation discussed above. Based on the deferred prosecution agreement (“DPA”) with the U.S. Attorney and a settlement agreement with HUD and the civil division of the Department of Justice and our settlement agreements with the North Carolina Real Estate Commission and North Carolina Office of the Commissioner of Banks, we recognized expense for the three and nine months ended June 30, 2009 of approximately $3 million and $16 million to cover payments that we believe are probable and reasonably estimable for fiscal years 2009 and 2010. Under the terms of the DPA, the Company’s liability in each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as described in Note 9) will also be equal to 4% of the Company’s adjusted EBITDA (earnings before interest, taxes, depreciation and amortization as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not be less than $15.5 million and will not exceed $55.0 million. While we believe that our accrual for this liability is adequate as of June 30, 2009, positive EBITDA results in future years may require us to increase our accrual and incur additional expense in the future.
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
Outlook: In the third quarter of fiscal 2009, we have experienced sequential improvement in sales trends compared to our first and second quarters of fiscal 2009. Historically low interest rates, increased affordability and federal and state housing tax credits appear to have enticed more prospective buyers to purchase a new home. Together with a competitive environment characterized by much lower levels of competition from private builders, these factors offer a slight hint of improvement, though it is premature to conclude that a sustainable recovery is yet underway. Foreclosures are still having by far the most damaging impact on the market. In most of our markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressure on all home sales and limit financing availability. As a result, we expect that the fourth quarter of fiscal 2009 will continue to pose significant challenges for us and, as a result, it is likely that we will also incur additional net losses in the fourth quarter of 2009, which will further reduce our stockholders’ equity.
Certain of our property-specific secured notes payable agreements contain covenants that require us to maintain minimum levels of stockholders’ equity (or some variation, such as tangible net worth) or maximum levels of debt to stockholders’ equity. Although the specific covenants and related definitions vary among the agreements, further reductions in our stockholders’ equity, absent the receipt of waivers, may cause breaches of some or all of these covenants. Breaches of certain of these covenants, to the extent they lead to an acceleration, may result in cross defaults under our senior notes. The dollar value of property-specific secured notes payable agreements containing stockholders’ equity-related covenants totaled $22.7 million at June 30, 2009. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness. During the first nine months of fiscal 2009, we fully satisfied a $16.5 million note, secured by a single property for $10.7 million and recognized a $3.6 million gain on debt extinguishment which is included in gain on extinguishment of debt in the unaudited condensed consolidated statement of operations.
There were no amounts outstanding under the Secured Revolving Credit Facility at June 30, 2009 or September 30, 2008; however, as of June 30, 2009, we had provided $11.3 million of cash in addition to pledged real estate assets to supplementally collateralize our outstanding letters of credit of $46.5 million. The Company has decided to amend and restructure its Secured Revolving Credit Facility and recognized expense of $3.3 million of previously capitalized unamortized debt issuance costs for the three and nine months ended June 30, 2009, which is included in other expense, net in the unaudited condensed consolidated statements of operations. As part of this restructuring, the current Secured Revolving Credit Facility was reduced to $22 million and will be provided by one lender. The restructured facility will continue to provide for future working capital and letter of credit needs, collateralized by either cash or assets of the Company at the Company’s option, conditioned upon certain conditions and covenant compliance. We also entered into three stand-alone, cash-secured, letter of credit agreements with banks to maintain the pre-existing letters of credit that had been under the current Secured Revolving Credit Facility. At closing on August 5, 2009, we elected to secure all of our letters of credit using cash collateral which required additional cash in restricted accounts of $37.8 million.
Obligations to consummate offers to purchase 10% of our non-convertible senior notes at par may be triggered if our consolidated tangible net worth (stockholders’ equity less intangible assets, as defined) is less than $85 million at the end of any two consecutive fiscal quarters. As of June 30, 2009, our consolidated tangible net worth was $125.8 million. If triggered and fully subscribed in the future, this could result in our having to purchase $123.6 million of notes, based on amounts outstanding at June 30, 2009.
During the three months ended June 30, 2009, S&P lowered the Company’s corporate credit rating from CCC+ to CCC and maintained its negative outlook. S&P also cut ratings on the company’s senior unsecured notes from CCC to CCC-. On March 6, 2009 Moody’s lowered its rating from B2 to Caa2 and reaffirmed its negative outlook. On March 12, 2009, Fitch lowered the Company’s issuer-default rating from B- to CCC and its senior notes from CCC+/RR5 to CC/RR5, all of which are non-investment grade ratings. The rating agencies announced that these downgrades reflect continued deterioration in our homebuilding operations, credit metrics, other earnings-based metrics and the significant decrease in our tangible net worth over the past year. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be further lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a further weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a further credit rating downgrade, or otherwise increase our cost of borrowing.
Further, several of our joint ventures are in default under their debt agreements at June 30, 2009 or are at risk of defaulting. Although neither the Company nor any of its subsidiaries is the borrower of any of this joint venture debt, we have issued guarantees of various types with respect to many of these joint ventures. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. The total dollar value of our repayment and loan-to-value maintenance guarantees was $28.9 million at June 30, 2009. See Note 3 to the unaudited condensed consolidated financial statements.
Our cash and cash equivalents at June 30, 2009 was $464.9 million. Although we expect to incur a net loss during the remainder of fiscal 2009, we believe our cash and cash equivalents as of June 30, 2009, cash generated from our operations during the remainder of fiscal 2009 will be adequate to meet our liquidity needs during fiscal 2009. Additionally, we may be able to reduce our investment in land and homes to generate further liquidity. However, if we are required to fund all of the potential obligations associated with lower levels of stockholders’ equity, tangible net worth and joint venture defaults, we would have cash requirements totaling approximately $210 million which would significantly reduce our overall liquidity.
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

Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, beginning in the second half of fiscal 2006 and continuing through the third quarter of fiscal 2009, we continued to experience challenging conditions in most of our markets which contributed to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations.
RESULTS OF OPERATIONS:

	Quarter Ended June 30,		Nine Months Ended June 30,
($ in thousands)	2009	2008	2009	2008
Revenues:
Homebuilding	$223,219	$431,723	$641,087	$1,324,166
Land and lot sales	1,077	22,975	3,096	34,544
Financial Services	357	880	1,157	2,939

Total	$224,653	$455,578	$645,340	$1,361,649

Gross profit (loss)
Homebuilding	$5,168	$(50,338)	$(13,122)	$(317,398)
Land and lot sales	96	2,042	65	1,002
Financial Services	357	880	1,157	2,939

Total	$5,621	$(47,416)	$(11,900)	$(313,457)

Selling, general and administrative (SG&A) expenses:
Homebuilding	$51,172	$82,847	$173,676	$243,790
Financial Services	185	670	920	1,906

Total	$51,357	$83,517	$174,596	$245,696

Depreciation and amortization	$4,957	$6,046	$13,079	$18,250

As a percentage of total revenue:

Gross Margin	2.5%	-10.4%	-1.8%	-23.0%
SG&A — homebuilding	22.8%	18.2%	26.9%	17.9%
SG&A — Financial Services	0.1%	0.1%	0.1%	0.1%

Goodwill impairment	$—	$4,365	$16,143	$52,470

Equity in loss of unconsolidated joint ventures from:
Joint venture activities	$758	$(302)	$630	$(12,238)
Impairments	(4,799)	(18,266)	(14,425)	(62,831)

Equity in loss of unconsolidated joint ventures	$(4,041)	$(18,568)	$(13,795)	$(75,069)

Effective tax rate from continuing operations	-27.4%	36.7%	3.5%	34.4%
Three and Nine Month Periods Ended June 30, 2009 Compared to the Comparable Periods Ended June 30, 2008
Revenues. The continued deterioration of the housing industry contributed to 50.7% and 52.6% decreases in revenues for the three and nine months ended June 30, 2009 compared to the comparable periods ended June 30, 2008. Homes closed decreased by 43.4% to 950 from 1,677 for the quarters ended June 30, 2009 and 2008, respectively. For the nine months ended June 30, 2009 compared to the same period of the prior year, homes closed decreased by 48.5% primarily due to the tightening of mortgage credit availability, an increase in home foreclosures and other economic factors that impacted consumer homebuyers. Foreclosures are still having the most damaging impact on the market. In every market, appraisals continue to be negatively impacted by foreclosure comparables which put further pricing pressure on all home sales and limit financing availability. This decline in closings was especially pronounced throughout our markets in our East and Southeast segments. The average sales price of homes closed decreased by approximately 9%

compared to the same quarter of the prior year due to increased price competition, changes in geographic concentrations of homes closed and additional price discounting and increased sales incentives employed subsequent to June 30, 2008 related to the challenging market conditions, including the increased number of foreclosed homes on the market at below average sales prices.
In addition, we had $1.1 million and $3.1 million of land sales for the three and nine months ended June 30, 2009 compared to $23.0 million and $34.5 million for the three and nine months ended June 30, 2008, respectively.
Gross Profit (Loss). Gross margin for three and nine months ended June 30, 2009 were 2.5% and -1.8% (7.8% and 10.0% without impairments and abandonments) compared to gross margins of -10.4% and -23.0% (10.6% and 10.2% without impairments and abandonments) for the comparable periods of the prior year, respectively. Gross margins continued to be negatively impacted by weakness in the homebuilding industry. The improvement in gross margin was directly related to a reduction in non-cash pre-tax inventory impairments and option contract abandonments from $95.5 million and $451.9 million for the three and nine months ended June 30, 2008 to $11.9 million and $76.3 million for the three and nine months ended June 30, 2009, as well as from cost reductions related to our cost control initiatives including renegotiated vendor pricing where possible, offset slightly by increased warranty expense for the three months ended June 30, 2009 compared to the prior year.
In our continued efforts to redeploy assets to more profitable endeavors, we executed several land sales in the comparable period of the prior year. We realized minimal profit on land sales of $96,000 and $65,000 for the three and nine months ended June 30, 2009 compared to profit on land sales of $2.0 million and $1.0 million for the three and nine months ended June 30, 2008, respectively.
Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) totaled $51.4 million and $83.5 million for the three months ended June 30, 2009 and 2008 and $174.6 million and $245.7 million for the nine months ended June 30, 2009 and 2008, respectively. The 38.5% and 28.9% decreases in SG&A expense during the fiscal 2009 three and nine month periods is primarily related to cost reductions realized as a result of our comprehensive review and realignment of our overhead structure in light of our reduced volume expectations, lower sales commissions from decreased revenues and decreased investigation-related costs and severance costs offset partially by approximately $3 million and $16 million in obligations related to the government investigations recorded in the three and nine months ended June 30, 2009, respectively (see Note 9 to the unaudited condensed consolidated financial statements). The three months ended June 30, 2009 and 2008 include $2.5 million and $11.0 million, respectively, of investigation related costs. For the nine months ended June 30, 2009 and 2008, investigation-related costs were $7.5 million and $28.2 million. As of June 30, 2009, we had reduced our overall number of employees by 626, or 40%, as compared to June 30, 2008, or a cumulative reduction of 78% since September 30, 2006.
Depreciation and Amortization. Depreciation and amortization (“D&A”) totaled $5.0 million and $13.1 million for the three and nine months ended June 30, 2009. D&A totaled $6.0 million and $18.3 million for the three and nine months ended June 30, 2008, respectively. The decrease in D&A during the periods presented is related to reduced spending on model furnishings and sales office improvements as a result of our strategic review of our communities and reduced depreciation related to the consolidation of divisional offices and the discontinuation of our mortgage services in fiscal 2008.
Goodwill Impairment Charges. The Company experienced a significant decline in its market capitalization during the three months ended December 31, 2008 (the first quarter of fiscal 2009). As of December 31, 2008, we considered these current and expected future market conditions and recorded a pretax, non-cash goodwill impairment charge of $16.1 million in the first quarter of fiscal 2009 related to our reporting units in Houston, Texas, Maryland and Nashville, Tennessee. During the three and nine months ended June 30, 2008, we recorded goodwill impairment charges totaling $4.4 million and $52.5 million related to our reporting units in Arizona, Southern California, New Jersey and Virginia. These charges are reported in Corporate and Unallocated and are not allocated to our homebuilding segments. As a result of these goodwill impairments, as of June 30, 2009, we had no goodwill remaining.
Joint Venture Impairment Charges. As a result of the further deterioration of the housing market in fiscal 2008 and the first half of fiscal 2009 and the settlement of guarantees under debt obligations of certain of our unconsolidated joint ventures, we recorded impairments in certain of our unconsolidated joint ventures totaling $4.8 million and $14.4 million during the three and nine months ended June 30, 2009, respectively (see Note 3 to the unaudited condensed consolidated financial statements where further discussed). Impairments of investments in our unconsolidated joint ventures totaled $18.3 million and $62.8 million for the three and nine months ended June 30, 2008, respectively. If these adverse market conditions continue or worsen, we may have to take further impairments of our investments in these joint ventures that may have a material adverse effect on our financial position and results of operations.
Income Taxes. As we are in a cumulative loss position, as analyzed under SFAS 109, and based on the lack of sufficient objective evidence regarding the realization of our deferred tax assets in the foreseeable future, beginning with the fourth quarter of fiscal 2008, we have recorded a valuation allowance for substantially all of our deferred tax assets (see Note 8 to the unaudited condensed consolidated financial statements for additional information). Our tax provision of $6.0 million for the three months ended June 30, 2009 primarily resulted from a revision of our estimate of future sources of taxable income that warranted additional valuation allowance on our deferred tax assets. Our tax benefit of $8.0 million for the nine months ended June 30, 2009, primarily resulted from the additional valuation allowance referred to above and a reduction in our liabilities for unrecognized tax benefits related to effectively settling examinations with tax authorities and the expiration of certain statutes of limitations, offset by interest expense on our remaining liabilities for unrecognized tax benefits.
The principal difference between our effective rate and the U.S. federal statutory rate for the three and nine months ended June 30, 2009 is due to our valuation allowance, state income taxes incurred, the non-deductible goodwill impairment charge and adjustments related to our liabilities for unrecognized tax benefits discussed above. The principal difference between our effective rate and the U.S. federal statutory rate for the three and nine months ended June 30, 2008 is due to state income taxes incurred and the non-deductible goodwill impairment charge.
Segment Results for the Three and Nine Months Ended June 30, 2009 and 2008:
Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues and the average selling prices of our homes by reportable segment ($ in thousands):

	Quarter Ended June 30,
	Homebuilding Revenues			Average Selling Price
	2009	2008	Change	2009	2008	Change
West	$87,204	$144,913	-39.8%	$219.1	$241.9	-9.4%
East	95,043	161,107	-41.0%	258.3	312.2	-17.3%
Southeast	40,648	69,516	-41.5%	223.3	228.7	-2.4%
Other	324	56,187	-99.4%	162.0	217.8	-25.6%

Total	$223,219	$431,723	-48.3%	$235.0	$257.4	-8.7%

	Nine Months Ended June 30,
	Homebuilding Revenues			Average Selling Price
	2009	2008	Change	2009	2008	Change
West	$263,799	$433,450	-39.1%	$224.3	$248.7	-9.8%
East	240,029	469,853	-48.9%	262.9	281.0	-6.4%
Southeast	122,510	250,443	-51.1%	220.3	236.3	-6.8%
Other	14,749	170,420	-91.3%	258.8	218.5	18.4%

Total	$641,087	$1,324,166	-51.6%	$237.3	$252.0	-5.8%

Homebuilding revenues decreased for the three and nine months ended June 30, 2009 compared to comparable periods of the prior year due to a 43.4% and 48.5% decrease in closings, respectively, related to reduced demand, a continued high rate of cancellations and excess capacity in both new and resale markets (including increased foreclosures available at lower prices) as investors continued to divest of prior home purchases and potential homebuyers have difficulty selling their homes and/or obtaining financing. In addition, credit tightening in the mortgage markets, increased unemployment and a decline in consumer confidence in the majority of our markets further compounded the market pressures during the three and nine months ended June 30, 2009.
Homebuilding revenues in our West segment decreased 39.8% and 39.1%, respectively for the three and nine months ended June 30, 2009 compared to the comparable periods of fiscal 2008. These decreases were driven by decreased closings of 33.6% and 32.4%, and decreased average sales prices of 9.4% and 9.8%. These decreases were particularly impacted by credit tightening in the mortgage markets, the existence of excess capacity in both new home and resale markets and a decline in consumer confidence in the majority of our markets in this segment.
For the three months ended June 30, 2009, our East segment homebuilding revenues decreased by 41.0% driven by a 28.7% decline in closings and a 17.3% decrease in average selling price which was particularly pronounced in our New Jersey and Virginia markets. For the nine months ended June 30, 2009 compared to the prior year, the decrease in homebuilding revenues was driven by a 45.4%

decrease in closings across all of our markets in this segment. These declines reflect the impact of excess capacity in the resale markets, the impact of credit tightening in the mortgage markets and a decline in consumer confidence.
Our Southeast segment continued to be challenged by significant declines in demand and excess capacity in both the new home and resale markets, driving decreases in homebuilding revenues of 41.5% and 51.1% for the three and nine months ended June 30, 2009 as compared to the same periods of the prior year. Home closings in the Southeast segment decreased from the prior year comparable periods by 40.1% and 47.5% for the three and nine months ended June 30, 2009 due to deteriorating market conditions and competitive pressures. The decrease in closings was driven by lower demand, higher available supply or new and resale inventory, increased competition and the tightening of credit requirements and decreased availability of mortgage options for potential homebuyers.
Homebuilding revenues in our Other Homebuilding markets significantly decreased as a result of our fiscal 2008 strategic decision to exit these markets and optimize our capital and resource allocation in markets better suited to enhance our long-term financial position. As of June 30, 2009, we had one home in backlog related to these communities.
Land and Lot Sales Revenues. The table below summarizes land and lot sales revenues by reportable segment ($ in thousands):

	Quarter Ended June 30,			Nine Months Ended June 30,
	2009	2008	Change	2009	2008	Change
West	$124	$—	n/a	$629	$3,919	-83.9%
East	—	134	-100.0%	—	2,654	-100.0%
Southeast	695	—	n/a	740	460	60.9%
Other	258	22,841	-98.9%	1,727	27,511	-93.7%

Total	$1,077	$22,975	-95.3%	$3,096	$34,544	-91.0%

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

	Three Months Ended June 30,
	2009		2008
	Gross Profit	Gross	Gross (Loss)	Gross
	(Loss)	Margin	Profit	Margin
West	$7,667	8.8%	$(19,543)	-13.5%
East	10,913	11.5%	14,637	9.1%
Southeast	2,094	5.2%	(2,473)	-3.6%
Other	(225)	-69.4%	(13,168)	-23.4%
Corporate & unallocated	(15,281)	n/a	(29,791)	n/a

Total homebuilding	5,168	2.3%	(50,338)	-11.7%

Land and lot sales	96	8.9%	2,042	8.9%
Financial services	357	100.0%	880	100.0%

Total	$5,621	2.5%	$(47,416)	-10.4%

	Nine Months Ended June 30,
	2009		2008
	Gross Profit	Gross	Gross (Loss)	Gross
	(Loss)	Margin	Profit	Margin
West	$11,777	4.5%	$(84,463)	-19.5%
East	22,493	9.4%	(5,161)	-1.1%
Southeast	481	0.4%	(51,568)	-20.6%
Other	(7,805)	-52.9%	(81,781)	-48.0%
Corporate & unallocated	(40,068)	n/a	(94,425)	n/a

Total homebuilding	(13,122)	-2.0%	(317,398)	-24.0%

Land and lot sales	65	2.1%	1,002	2.9%
Financial services	1,157	100.0%	2,939	100.0%

Total	$(11,900)	-1.8%	$(313,457)	-23.0%

The increase in gross margins across all segments is primarily due to lower inventory impairments and lot option abandonment charges.
Corporate and unallocated. Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs. The decrease in corporate and unallocated costs relates primarily to reductions of $13.7 million and $39.4 million in the amortization of capitalized interest costs due to a lower capitalizable inventory base and an increase in disallowed interest for capitalization which is recorded as other expense, net in the unaudited condensed consolidated financial statements. The three and nine months ended June 30, 2008 also included additional expenses related to the impairment of capitalized interest and indirect costs in connection with our impairment of inventory held for development and higher amortization of indirect construction costs.
Land and Lot Sales Gross Profit (Loss). The table below summarizes land and lot sales gross profit (loss) by reportable segment ($ in thousands):

	Quarter Ended June 30,			Nine Months Ended June 30,
	2009	2008	Change	2009	2008	Change
West	$51	$—	n/a	$(3)	$1,630	-100.2%
East	—	1,559	-100.0%	—	1,564	-100.0%
Southeast	20	—	n/a	59	99	-40.4%
Other	25	483	-94.8%	9	(2,291)	100.4%

Total	$96	$2,042	-95.3%	$65	$1,002	-93.5%

Inventory Impairments. The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded for the three and nine months ended June 30, 2009 and 2008 (in thousands):

	Quarter Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Development projects and homes in process (Held for Development)
West	$3,534	$19,269	$31,021	$135,237
East	1,260	6,928	7,884	58,892
Southeast	1,234	15,078	10,874	40,475
Other	—	2,432	93	19,475
Unallocated	241	3,053	3,515	19,790

Subtotal	$6,269	$46,760	$53,387	$273,869

Land Held for Sale
West	$4,279	$6,910	$7,236	$7,714
East	—	8,500	307	17,671
Southeast	141	804	2,452	34,608
Other	64	4,752	8,922	50,066

Subtotal	$4,484	$20,966	$18,917	$110,059

Lot Option Abandonments
West	$11	$14,090	$87	$14,921
East	1,092	135	2,808	7,543
Southeast	—	1,176	927	18,415
Other	—	12,355	194	27,047

Subtotal	$1,103	$27,756	$4,016	$67,926

Total	$11,856	$95,482	$76,320	$451,854

The inventory impaired during the three months ended June 30, 2009 represented 117 lots in 4 communities with an estimated fair value of $5.9 million compared to 2,430 lots in 44 communities with an estimated fair value of $164.2 million for the three months ended June 30, 2008. For the nine months ended June 30, 2009, the inventory impaired represented 2,208 lots in 32 communities with an estimated fair value of $72.5 million compared to 8,850 lots in 191 communities with an estimated fair value of $556.2 million for the comparable period of the prior year. During the current period, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates led to additional impairments in certain communities during the current quarter. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material. The impairments recorded on our held for development inventory for the nine months ended June 30, 2009 and 2008, primarily resulted from the continued decline in the homebuilding environment in those specific submarkets.
During the three and nine months ended June 30, 2009, as a result of challenging market conditions and review of recent comparable transactions, certain of the Company’s land held for sale was further written down to net realizable value, less estimated costs to sell. During the three and nine months ended June 30, 2008, as a result of the Company’s decision to re-allocate capital employed through strategic sales of select properties and through the exiting of certain markets no longer viewed as strategic and based on current estimated fair values, less costs to sell, as compared to book values, we recorded impairments on land held for sale. These impairments were primarily located in our exit markets in Ohio and Charlotte, North Carolina.
We also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $41.5 million at June 30, 2009. This amount includes non-refundable letters of credit of approximately $5.7 million. The total remaining purchase price, net of cash deposits, committed under all options was $334.5 million as of June 30, 2009. Only $10.0 million of the net remaining purchase price contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.
In addition, we have also completed a strategic review of all of the markets within our homebuilding segments and the communities within each of those markets with an initial focus on the communities for which land has been secured with option purchase contracts. As a result of this review, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded lot option abandonment charges during the three and nine months ended June 30, 2009 of $1.1 million and $4.0 million, respectively, compared to $27.8 million and $67.9 million related to the three and nine months ended June 30, 2008, respectively. The abandonment charges relate to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan and related to our prior year decision to exit certain markets.
Unit Data by Segment

	Three Months Ended June 30,
	New Orders, net			Cancellation Rates		Closings
	2009	2008	Change	2009	2008	2009	2008	Change
West	670	813	-17.6%	25.5%	34.7%	398	599	-33.6%
East	599	386	55.2%	23.1%	48.3%	368	516	-28.7%
Southeast	267	417	-36.0%	15.5%	21.9%	182	304	-40.1%
Other	1	158	-99.4%	n/a	43.8%	2	258	-99.2%

Total	1,537	1,774	-13.4%	23.0%	36.8%	950	1,677	-43.4%

	Nine Months Ended June 30,
	New Orders, net			Cancellation Rates		Closings
	2009	2008	Change	2009	2008	2009	2008	Change
West	1,434	2,059	-30.4%	33.9%	37.8%	1,176	1,739	-32.4%
East	1,238	1,255	-1.4%	27.8%	46.1%	913	1,672	-45.4%
Southeast	521	1,101	-52.7%	25.7%	25.1%	556	1,060	-47.5%
Other	18	567	-96.8%	45.5%	43.0%	57	780	-92.7%

Total	3,211	4,982	-35.5%	30.4%	38.5%	2,702	5,251	-48.5%

New Orders and Backlog: New orders, net of cancellations, decreased 13.4% to 1,537 units for the three months ended June 30, 2009 compared to 1,774 units for the same period in the prior year. For the nine months ended June 30, 2009 and 2008, respectively, new orders, net of cancellations, decreased 35.5% to 3,211 units compared to 4,982 units for the same period in the prior year. Excluding the decrease in the Other Homebuilding segment which represents markets we decided to exit in fiscal 2008, net new orders declined 5.0% and 27.7% for the three and nine months ended June 30, 2009, respectively. The decrease in net new orders for the nine months ended June 30, 2009 compared to the prior year was driven by the weaker market conditions, including the tightening of mortgage credit availability, an increase in home foreclosures and other economic factors that have impacted homebuyers. Our 2009 fiscal third quarter net new orders reflect the sequential improvement in sales trends we have experienced compared to our 2009 first and second fiscal quarters. Historically low interest rates, increased affordability and federal and state housing tax credits appear to have enticed more prospective buyers to purchase a new home; however, foreclosures are still having a damaging impact on the market. In most of our markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressure on all home sales and limit financing availability.

For the three months ended June 30, 2009, we experienced cancellation rates of 23.0% compared to 36.8% for the same period of the prior year. These cancellation rates in both periods reflect the continued challenging market environment which includes the inability of many potential homebuyers to sell their existing homes and obtain affordable financing. The cancellation rate in our East Segment for the three and nine months ended June 30, 2008 were impacted by our sale of two large condominium projects in Virginia which resulted in the cancellation of 109 and 215 orders, respectively. Excluding these transactions, our cancellation rates in the East Segment were 33.6% and 36.9% for the three and nine months ended June 30, 2008. The decrease in cancellation rates across all markets reflects the impact of historically low interest rates, increased affordability and federal and state housing tax credits which appear to have enticed more prospective buyers to purchase a new home.
Backlog reflects the number and value of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog at June 30, 2009 of $430.8 million decreased 35.5% from $668.1 million at June 30, 2008, related primarily to a 31.3% decrease in the number of homes in backlog from 2,716 units at June 30, 2008 to 1,867 units at June 30, 2009. The decrease in the number of homes in backlog across all of our markets is driven primarily by the aforementioned market weakness and lower new orders in addition to our fiscal 2008 decision to exit the markets included in Other homebuilding below.

	Backlog at June 30,
	2009	2008	Change
West	785	1,125	-30.2%
East	810	900	-10.0%
Southeast	271	531	-49.0%
Other	1	160	-99.4%

Total	1,867	2,716	-31.3%

Backlog has declined in all of our homebuilding segments due primarily to lower new orders caused by a competitive environment, increased foreclosures, the reduction in the availability of mortgage credit for our potential homebuyers and our decision to sell certain large projects and exit certain markets. Foreclosures are still having by far the most damaging impact on the market. In most of our markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressure on all home sales and limit financing availability. As the availability of mortgage loans stabilizes and the inventory of new and used homes decreases, backlog should increase; however, continued reduced levels of backlog will produce less revenue in the future which could also result in additional asset impairment charges and lower levels of liquidity.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of June 30, 2009, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
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
Consistent with the seasonal nature of our business, we used $119.4 million and $140.1 million in cash during the first nine months of fiscal 2009 and 2008, respectively, primarily for the payment of liabilities incurred during the fourth quarter of the prior fiscal year, the repurchase of a portion of our Senior Notes and the repayment of other secured notes payable. As of June 30, 2009, our liquidity position consisted of $464.9 million in cash and cash equivalents.
For the nine months ended June 30, 2009, net cash provided by operating activities was $1.5 million primarily due to income tax refunds, net of payments, totaling $159.5 million offset by significant reductions in trade accounts payable and other liabilities. For the nine months ended June 30, 2008, net cash provided by operating activities was $24.5 million. Based on the applicable year’s closings, as of June 30, 2009, our land bank includes a 6.4 year supply of owned and optioned land/lots for current and future development. Our ending land bank includes 32,904 owned and optioned lots and represents 17.0% and 28.8% decreases from the land bank as of September 30, 2008 and June 30, 2008, respectively. As the homebuilding market declined, we were successful in significantly reducing our land bank through the abandonment of lot option contracts, the sale of land assets not required in our homebuilding program and through the sale of new homes. The decrease in the number of owned lots in our land bank from June 30, 2008 to June 30, 2009 is related to our decision to eliminate non-strategic positions to align our land supply with our expectations for future home closings.

Net cash used in investing activities was $26.1 million compared to $14.8 million for the nine months ended June 30, 2009 and 2008, respectively, as we were required to increase the amount of cash restricted under our amended Secured Revolving Credit Facility during fiscal 2009.
Net cash used in financing activities was $94.8 million for the nine months ended June 30, 2009 related primarily to the repurchase of a portion of our Senior Notes, the repayment of certain secured notes payable and model home financing obligations and the payment of debt issuance costs. Net cash used in financing activities was $149.8 million for the comparable prior period of fiscal 2008 and consisted primarily of the repayment of $100.5 million of other secured notes payable, $21.1 million of debt issuance costs, and $27.7 million for the repayment of model home financing obligations.
As the homebuilding markets have contracted, we have continued to decrease the size of our business through a reduction in personnel and the closeout of additional communities. We have continued our focus on cash generation and preservation to ensure we have the required liquidity to fund our operations.
We fulfill our short-term cash requirements with cash generated from our operations. There were no amounts outstanding under the Secured Revolving Credit Facility at June 30, 2009 or September 30, 2008; however, we had $46.5 million and $61.2 million of letters of credit outstanding under the Secured Revolving Credit Facility at June 30, 2009 and September 30, 2008, respectively. We believe that the cash and cash equivalents at June 30, 2009 of $464.9 million, cash generated from our operations and availability of new debt financing, if any, will be adequate to meet our liquidity needs during the remainder of fiscal 2009 and into fiscal 2010. However, if we are required to fund all of the potential obligations associated with lower levels of stockholders’ equity and joint venture defaults, we would have cash requirements totaling approximately $210 million which would significantly reduce our overall liquidity.
As a result of these issues, in addition to our continued focus on generation and preservation of cash, we are also focused on increasing our stockholders’ equity and reducing our leverage. In order to accomplish this goal, we will likely need to issue new common or preferred equity. Any new issuance may take the form of public or private offerings for cash, equity issued to consummate acquisitions of assets or equity issued in exchange for a portion of our outstanding debt. We may also from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. In addition, any material variance from our projected operating results or land investments, or investments in or acquisitions of businesses, or amounts paid to fulfill obligations with governmental entities, could require us to obtain additional equity or debt financing. Any such equity transactions or debt financing may be on terms less favorable or at higher costs than our current financing costs, depending on future market conditions and other factors including any possible downgrades in our credit ratings or adverse commentaries issued by rating agencies in the future. Also, there can be no assurance that we will be able to complete any of these transactions on favorable terms or at all.

Borrowings
At June 30, 2009 and September 30, 2008 we had the following long-term debt (in thousands):

			September 30,
	Maturity Date	June 30, 2009	2008
Secured Revolving Credit Facility	July 2011	$—	$—
8 5/8% Senior Notes*	May 2011	175,000	180,000
8 3/8% Senior Notes*	April 2012	312,599	340,000
6 1/2% Senior Notes*	November 2013	182,990	200,000
6 7/8% Senior Notes*	July 2015	315,240	350,000
8 1/8% Senior Notes*	June 2016	250,670	275,000
4 5/8% Convertible Senior Notes*	June 2024	173,000	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	34,122	50,618
Model home financing obligations	Various Dates	46,908	71,231
Unamortized debt discounts		(2,013)	(2,565)

Total		$1,591,609	$1,747,377

*	Collectively, the “Senior Notes”
Secured Revolving Credit Facility — On August 7, 2008, we entered into an amendment to our Secured Revolving Credit Facility which changed the size, covenants and pricing for the facility. The size of the Secured Revolving Credit Facility was reduced from $500 million to $400 million and was subject to further reductions to $250 million and $100 million if our consolidated tangible net worth (“Tangible Net Worth”, defined in the agreement as stockholders’ equity less intangible assets as defined) fell below $350 million and $250 million, respectively. As of September 30, 2008, our consolidated tangible net worth of $314.4 million resulted in a reduction of the facility size to $250 million.
On May 4, 2009, the Company entered into a Third Limited Waiver related to the Company’s Secured Revolving Credit Facility. During the waiver period, which extended to the filing of this Form 10-Q for the period ending June 30, 2009, the waiver agreement 1) preserved the facility size at $150 million, rather than shrinking to $100 million as required based on the Company’s reported Tangible Net Worth, 2) maintained, the collateral coverage in the secured borrowing base at 4.5x, 3) maintained the current facility pricing at the Eurodollar Margin of 5.0% and 4) waived a potential breach of an investments covenant in the facility as of March 31, 2009. There were no amounts outstanding under the Secured Revolving Credit Facility at June 30, 2009 or September 30, 2008; however, as of June 30, 2009, we had provided $11.3 million of cash in addition to pledged real estate assets to supplementally collateralize our outstanding letters of credit of $46.5 million. The Company has decided to amend and restructure its Secured Revolving Credit Facility and recognized expense of $3.3 million of previously capitalized unamortized debt issuance costs related to the Secured Revolving Credit Facility for the three and nine months ended June 30, 2009, which is included in other expense, net in the unaudited condensed consolidated statements of operations.
As part of this restructuring, the current Secured Revolving Credit Facility was reduced to $22 million and will be provided by one lender. The restructured facility will continue to provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company at the Company’s option, conditioned upon certain conditions and covenant compliance. We also entered into three stand-alone, cash-secured, letter of credit agreements with banks to maintain the pre-existing letters of credit issued that had been under the current Secured Revolving Credit Facility. At closing on August 5, 2009, we elected to secure all of our letters of credit using cash collateral which required additional cash in restricted accounts of $37.8 million.
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
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At June 30, 2009, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, each indenture (other than the indenture governing the convertible Senior Notes) requires us to offer to purchase 10% of each series of Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets as defined) is less than $85 million at the end of any two consecutive fiscal quarters. Such offer need not be made more than twice in any four-quarter period. If triggered and fully subscribed, this could result in our having to purchase 10% of outstanding notes one or more times, in an amount equal to $123.6 million for the first time based on the principal outstanding at June 30, 2009.
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
During the three and nine months ended June 30, 2009, we repurchased in several individual open market transactions, $115.5 million principal amount of Senior Notes ($5.0 million of 8 5/8% Senior Notes due 2011, $27.4 million of 8 3/8% Senior Notes due 2012, $17.0 million of 6 1/2% Senior Notes due 2013, $34.8 million of 6 7/8% Senior Notes due 2015, $24.3 million of 8 1/8% Senior Notes due 2016, and $7.0 million of Convertible Senior Notes due 2024). The aggregate purchase price for these repurchases was $58.2 million plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $55.2 million, net of the write-off of unamortized discounts and debt issuance costs related to these notes. The gain from the repurchases is included in the unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2009 as gain on extinguishment of debt.
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
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of June 30, 2009 and September 30, 2008, we had outstanding notes payable of $34.1 million and $50.6 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2011 and had fixed and variable rates ranging from 3.2% to 9.0% at June 30, 2009. These notes are secured by the real estate to which they relate. As of March 31, 2009, we had negotiated a reduced payoff of one of our secured notes payable and recorded a $3.6 million gain on debt extinguishment which is included in gain on extinguishment of debt in the accompanying unaudited condensed consolidated statement of operations for the nine months ended June 30, 2009.
The agreements governing these secured notes payable contain various affirmative and negative covenants. Certain of these secured notes payable agreements contain covenants that require us to maintain minimum levels of stockholders’ equity (or some variation, such as tangible net worth) or maximum levels of debt to stockholders’ equity. Although the specific covenants and related definitions vary among the agreements, further reductions in our stockholders’ equity, absent the receipt of waivers, may cause breaches of some or all of these covenants. Breaches of certain of these covenants, to the extent they lead to an acceleration, may result in cross defaults under our senior notes. The dollar value of these secured notes payable agreements containing stockholders’ equity-related covenants totaled $22.7 million at June 30, 2009. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $46.9 million and $71.2 million of debt as of June 30, 2009 and September 30, 2008, respectively, related to these “financing” transactions in accordance with SFAS 98 (as amended), Accounting for Leases. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 4.8% as of June 30, 2009, and expire at various times through 2015.
Stock Repurchases and Dividends— On November 18, 2005, as part of an acceleration of Beazer Homes’ comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase in our stock repurchase plan to ten million shares of our common stock. The plan provides that shares may be purchased for cash in the open market, on the NYSE, or in privately negotiated transactions. We did not repurchase any shares in the open market during the three months ended June 30, 2009 or 2008. At June 30, 2009, there are approximately 5.4 million additional shares available for purchase pursuant to the plan. However, in December 2007, we suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and as allowed by our debt covenants and is unlikely in the foreseeable future. In addition, the indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on share repurchases and the payment of dividends. At June 30, 2009, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends or share repurchases.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At June 30, 2009, we controlled 32,904 lots (a 6-year supply based on the last twelve months’ closings). We owned 81%, or 26,666 lots, and 6,238 lots, 19%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, both with and without specific performance provisions, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our obligation with respect to options with specific performance provisions is included in our consolidated balance sheets in other liabilities. Under option contracts without specific performance obligations, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $41.5 million at June 30, 2009. This amount includes non-refundable letters of credit of $5.7 million. The total remaining purchase price, net of cash deposits, committed under all options was $334.5 million as of June 30, 2009. Only $10.0 million of the total remaining purchase price, net of cash deposits, contains specific performance clauses which may require us to purchase the land or lots upon the land seller meeting certain obligations.
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
Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (“VIEs”) under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at June 30, 2009 and September 30, 2008 reflect consolidated inventory not owned of $58.5 million and $106.7 million, respectively. We consolidated $46.8 million and $46.9 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of June 30, 2009 and September 30, 2008, respectively. In addition, as of June 30, 2009 and September 30, 2008, we recorded $11.7 million and $59.8 million, respectively, of land under the caption consolidated inventory not owned related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $31.8 million at June 30, 2009 and $70.6 million at September 30, 2008. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our consolidated balance sheets include investments in joint ventures totaling $29.9 million and $33.1 million at June 30, 2009 and September 30, 2008, respectively.
Our joint ventures typically obtain secured acquisition and development financing. At June 30, 2009, our unconsolidated joint ventures had borrowings outstanding totaling $465.7 million, of which $327.9 million related to one joint venture in which we are a 2.58% partner. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated joint ventures. At June 30, 2009, we had repayment guarantees of $20.3 million and loan-to-value maintenance guarantees of $8.6 million of debt of unconsolidated joint ventures. Several of our joint ventures are in default under their debt agreements at June 30, 2009 or are at risk of defaulting. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. As of June 30, 2009, we had accrued $3.2 million related to guarantees for the release of which we are in negotiations with the applicable lenders. See Note 3 to the unaudited condensed consolidated financial statements.
We had total outstanding letters of credit and performance bonds of approximately $46.5 million and $276.7 million, respectively, at June 30, 2009 related principally to our obligations to local governments to construct roads and other improvements in various developments. Total outstanding letters of credit includes approximately $6.2 million related to our land option contracts discussed above.
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
In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 amends SFAS 107, Disclosures about Fair Value Instruments and APB 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments during interim reporting periods. The Company adopted the provisions of FSP 107-1 and APB 28-1 during the quarter ended June 30, 2009 and has included the required disclosures in this Quarterly Report on Form 10-Q.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires the disclosure of the date through which subsequent events have been evaluated and the basis for that date. The Company adopted the provisions of SFAS 165 during the quarter ended June 30, 2009.
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
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which revises the approach to determining the primary beneficiary of a variable interest entity (“VIE”) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS 167 also requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the Company’s fiscal year beginning October 1, 2010. The Company is currently reviewing the effect of SFAS 167 on its condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for the Company’s September 30, 2009 consolidated financial statements. SFAS 168 does not change GAAP and will not have a material impact on the Company’s consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of June 30, 2009, we had $69.6 million of variable rate debt outstanding. Based on our average outstanding borrowings under our variable rate debt at June 30, 2009, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by approximately $0.7 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Investigations
United States Attorney, State and Federal Agency Investigations. On July 1, 2009, the Company announced that it had resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (“the U.S. Attorney”) and other state and federal agencies concerning the matters that were the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors (the “Investigation”) completed in May 2008. The Company has entered into a deferred prosecution agreement (“DPA”) with the U.S. Attorney and a settlement agreement with the U.S. Department of Housing and Urban Development (“HUD”) and the civil division of the Department of Justice. In addition, certain of the Company’s subsidiaries have entered into a settlement agreement with the North Carolina Real Estate Commission (“NCREC”). Also, as previously disclosed, Beazer Mortgage Corporation (“Beazer Mortgage”) has entered into a settlement agreement with the North Carolina Office of the Commissioner of Banks (“OCOB”), under which Beazer Mortgage consented, without admitting the alleged violations, to the entry of a consent order which provides that Beazer Mortgage will provide approximately $2.5 million in restitution to certain borrowers in respect of the alleged violations. The settlement agreement concludes the OCOB’s investigation into these matters with respect to Beazer Mortgage.
Under the DPA, the U.S. Attorney has agreed not to prosecute the Company in connection with the matters that were the subject of the Investigation and are set forth in a Bill of Information filed with the United States District Court for the Western District of North Carolina, provided that the Company satisfies its obligations under the DPA over the next 60 months. The term of the DPA may be less than 60 months in the event certain conditions, as described more fully in the DPA, are met. The DPA recognizes the cooperation of the Company, its voluntary disclosure and its adoption of remedial measures.
Under the terms of the DPA, in fiscal year 2009, the Company contributed $7.5 million to a restitution fund established to compensate those Beazer customers who can demonstrate that they were injured by certain of the practices identified in the Bill of Information. For fiscal year 2010 the Company will contribute to the restitution fund the greater of $1.0 million or an amount equal to 4% of the Company’s fiscal 2010 adjusted EBITDA as defined in the DPA. The Company’s liability in each of the fiscal years after 2010 will also be equal to 4% of the Company’s adjusted EBITDA through a portion of fiscal year 2014, unless extended as described below. Under the terms of the DPA, the Company’s total contributions to the restitution fund will not exceed $50.0 million.
Under the terms of the settlement agreement with HUD and the civil division of the Department of Justice, the Company made an immediate payment of $4.0 million to HUD to resolve civil and administrative investigations. In addition, on the first anniversary of the agreement, the Company will make a $1.0 million payment to HUD.
Under the agreement with HUD, if the amounts paid into the restitution fund with the U.S. Attorney described above do not reach $48.0 million at the end of 60 months, the restitution fund term will be extended using the adjusted EBITDA formula until the earlier of an additional 24 months or the time the Company’s contribution reaches $48.0 million.
The amounts paid to the U.S. Attorney for contribution into the restitution fund and payments to HUD do not include the $2.5 million contributed to resolve the investigation by the OCOB, although this amount will be counted as part of the Company’s maximum obligation to the restitution fund.
The Company’s payment obligations under the DPA and the settlement agreement with HUD are interrelated. The total amount of such obligations will be dependent on several factors; however, the maximum liability under both agreements and the agreement with the OCOB will not be less than $15.5 million and will not exceed $55.0 million.
With respect to the NCREC, Beazer/Squires Realty, Inc. (“Beazer/Squires”) and Beazer Homes Corp. each has agreed to the entry of a consent order regarding violations of certain North Carolina statutes. Under the respective consent orders, the NCREC agreed that a reprimand of Beazer Homes would not be issued as long as Beazer Homes completed certain remedial measures and that the broker license held by Beazer/Squires is revoked. The broker license held by Beazer/Squires has been on inactive status since October 2007. There is no monetary payment by the Company or its subsidiaries under either of the consent orders. The consent orders conclude the investigation by the NCREC into these matters with respect to the Company.
Independent Investigation. In May 2008, the Audit Committee of the Beazer Homes Board of Directors completed the Investigation of Beazer Homes’ mortgage origination business, including, among other things, investigating certain evidence that the Company’s subsidiary, Beazer Mortgage, violated HUD regulations and may have violated certain other laws and regulations in connection with certain of its mortgage origination activities. The Investigation also found evidence that employees of the Company’s Beazer Mortgage subsidiary violated certain federal and/or state regulations, including HUD regulations. Areas of concern uncovered by the Investigation included our former practices in the areas of: down payment assistance program; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (“FHA”) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation, and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate. In addition, the Investigation identified accounting and financial reporting errors and irregularities which resulted in the restatement of certain prior period consolidated financial statements which was included in our 2007 Form 10-K filed with the SEC on May 12, 2008.
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
Beazer Homes’ subsidiaries Beazer Homes Holdings Corp. and Beazer Mortgage Corporation were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The lawsuit was amended on June 2, 2008, and named as defendants Beazer Homes Holdings Corp., Beazer Homes USA, Inc., and Security Title Insurance Company. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999, to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court. On November 26, 2008, plaintiffs filed a Second Amended Complaint which substituted new named-plaintiffs. The Company filed a motion to dismiss the Second Amended Complaint. The federal court granted in part Beazer’s motion to dismiss the Second Amended Complaint. The federal court dismissed the sole federal claim, declined to rule on the state law claims, and remanded the case to the Superior Court of California, Placer County, where Beazer’s motion to dismiss the state law claims is now pending. On June 18, 2009, the Company filed a supplemental motion to dismiss/demurrer regarding the remaining state law claims in the Second Amended Complaint. . The Company intends to continue to vigorously defend against the action.
We cannot predict or determine the timing or final outcome of the lawsuits or the effect that any adverse findings or adverse determinations in the pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss if any, cannot presently be made with respect to the above pending matters. An unfavorable determination resulting from any governmental investigation could result in the filing of criminal charges, payment of substantial criminal or civil restitution, the imposition of injunctions on our conduct or the imposition of other penalties or consequences, including but not limited to the Company having to adjust, curtail or terminate the conduct of certain of our business operations. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and prospects. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations.
Other Matters
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our projects completed or under construction. The EPA has since requested information on additional projects and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of June 30, 2009, no monetary penalties had been imposed in connection with such Administrative Orders. Consistent with its approach with other homebuilders, the EPA has contacted the Company about a possible resolution of these issues. Settlement negotiations are in the preliminary stages. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.
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
On June 3, 2009, a purported class action complaint was filed by the owners of one of our homes in our Magnolia Lakes’ community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was filed in the Circuit Court for Lee County, Florida on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney’s fees. On July 1, 2009, the Company filed a request to have this complaint removed to the United States District Court for the Middle District of Florida and on July 2, 2009 filed a motion to have the case transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. The Company believes that the claims asserted in this complaint are governed by its home warranty or are without merit. Accordingly, the Company intends to vigorously defend against this litigation.
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
We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions, most relating to construction defects, moisture intrusion and product liability. Certain of the liabilities resulting from these actions are covered in whole or part by insurance. In our opinion, based on our current assessment, the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Item 5. Other Information
Effective August 6, 2009, Michael H. Furlow resigned his position as Executive Vice President and Chief Operating Officer of the Company and became the Division President-Charleston/Myrtle Beach/Savannah. As part of this change in responsibility, Mr. Furlow’s employment agreements were amended and restated. Pursuant to his amended and restated employment agreement, Mr. Furlow’s term of employment will end on August 6, 2011. Mr. Furlow’s base salary for the first year of this term shall be $569,800 and his base salary for the second year of this term shall be $800,000. In addition, he will be entitled to participate in various incentive compensation and welfare plans to the same extent as other Division Presidents. Effective August 6, 2009, we also entered into an amended and restated supplemental employment agreement with Mr. Furlow, which pertains to certain employment and compensation matters in the event of a change in control of the Company. The principal change under Mr. Furlow’s amended and restated supplemental employment agreement was to delete the automatic renewal mechanism of the agreement to reflect the new two year term of Mr. Furlow’s employment.

Item 6. Exhibits
4.1	Section 382 rights Agreement, dated as of July 31, 2009, between Beazer Homes USA, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 3, 2009 (File No. 001-12822)

10.1	Fourth Amendment, dated August 4, 2009, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent

10.2	Amended and Restated Credit Agreement, dated August 5, 2009, between the Company, the lenders and issuers thereto and CITIBANK, N.A., as Swing Line Lender and Agent

10.3	Amended and restated employment agreement effective August 6, 2009 for Michael H. Furlow

10.4	Amended and rested supplemental agreement effective August 6, 2009 for Michael H. Furlow

31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.
Date: August 7, 2009	By:	/s/ Allan P. Merrill
	Name:	Allan P. Merrill
Executive Vice President and Chief Financial Officer