Form 10-K
period 2009-09-30
BEAZER HOMES USA INC
filed 2009-11-10
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act)  Yes  ☐ No  ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (39,248,956 shares) as of March 31, 2009, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $39,641,446.

The number of shares outstanding of the registrant’s Common Stock as of November 6, 2009 was 39,779,304.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K
where incorporated
Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders	III

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this annual report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A− Risk Factors. Such factors may include:

•	the final outcome of various putative class action lawsuits, the derivative claims, multi-party suits and similar proceedings as well as the results of any other litigation or government proceedings and fulfillment of the obligations in the Deferred Prosecution Agreement and other settlement agreements and consent orders with governmental authorities;
•	additional asset impairment charges or writedowns;
•	economic changes nationally or in local markets, including changes in consumer confidence, volatility of mortgage interest rates and inflation;
•	continued or increased downturn in the homebuilding industry;
•	estimates related to homes to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;
•	continued or increased disruption in the availability of mortgage financing;
•	our cost of and ability to access capital and otherwise meet our ongoing liquidity needs including the impact of any further downgrades of our credit ratings or reductions in our tangible net worth or liquidity levels;
•	potential inability to comply with covenants in our debt agreements or satisfy such obligations through repayment or refinancing;
•	increased competition or delays in reacting to changing consumer preference in home design;
•	shortages of or increased prices for labor, land or raw materials used in housing production;
•	factors affecting margins such as decreased land values underlying land option agreements, increased land development costs on communities under development or delays or difficulties in implementing initiatives to reduce production and overhead cost structure;
•	the performance of our joint ventures and our joint venture partners;
•	the impact of construction defect and home warranty claims including those related to possible installation of drywall imported from China;
•	the cost and availability of insurance and surety bonds;
•	delays in land development or home construction resulting from adverse weather conditions;
•	potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations, or governmental policies and possible penalties for failure to comply with such laws, regulations and governmental policies;
•	effects of changes in accounting policies, standards, guidelines or principles; or
•	terrorist acts, acts of war and other factors over which the Company has little or no control.

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

PART I

Item 1. Business
We are a geographically diversified homebuilder with active operations in 16 states. Our homes are designed to appeal to homeowners at various price points across various demographic segments and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate exceptional value and quality while seeking to maximize our return on invested capital over time.

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

In general, high levels of employment, low mortgage interest rates and low new home and resale inventories contribute to a strong and growing homebuilding market environment. Conversely, rising or continued high levels of unemployment, higher interest rates and larger new and existing home inventories generally lead to weak industry conditions.

While we believe that long-term fundamentals for new home construction remain intact, beginning in mid-fiscal 2006, accelerating through fiscal 2008 and continuing through fiscal 2009, the homebuilding environment deteriorated against a backdrop of macroeconomic recession, declining consumer confidence and significant tightening in the availability of home mortgage credit. Throughout this period, most housing markets across the United States suffered from an oversupply of new and resale home inventory, reduced levels of consumer demand for new homes, high cancellation rates, aggressive home sale price and buyer incentive competition among homebuilders, and a growing supply of foreclosed homes typically offered at substantially reduced prices. In 2008 and continuing through fiscal 2009, due initially to market disruptions resulting from the deterioration in the credit quality of loans originated to non-prime and subprime borrowers and also due to steadily increasing unemployment, the credit markets and the mortgage industry experienced a period of disruption characterized by bankruptcy, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government. This mortgage crisis led to reduced availability for mortgage products and reduced investor demand for mortgage loans and mortgage-backed securities. These developments severely impacted consumer confidence and demand for our homes. Although we have recently begun to see signs that certain of these negative market trends may be moderating at both local and national levels, key macroeconomic indicators remain soft or mixed. The supply of new and resale homes in the marketplace has decreased recently, but it is still excessive for the current level of consumer demand and is challenged by an increased number of foreclosed homes offered at substantially reduced prices. These pressures in the marketplace have resulted in the use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels by us and many of our competitors throughout our fiscal 2009.

The Housing and Economic Recovery Act of 2008 (HERA) was enacted into law on July 30, 2008. Among other things, HERA provided for a temporary first-time home buyer tax credit for purchases made through July 1, 2009; reforms of Fannie Mae and Freddie Mac, including adjustments to the conforming loan limits; modernization and expansion of the FHA, including an increase to 3.5% in the minimum down payment required for FHA loans; and the elimination of seller-funded down payment assistance programs for FHA loans approved after September 30, 2008. Overall, HERA was intended to help stabilize and add consumer confidence to the housing industry. However, certain of the changes, such as the elimination of the down payment assistance programs and the increase in minimum down payments, have adversely impacted the ability of potential homebuyers to afford to purchase a new home or obtain financing. The down payment assistance programs were utilized for a number of our home closings prior to fiscal 2009.

The Emergency Economic Stabilization Act of 2008 (EESA) was enacted into law on October 3, 2008. EESA authorized up to $700 billion in new spending authority for the United States Secretary of the Treasury (the Secretary) to purchase, manage and ultimately dispose of troubled assets. The provisions of this law include an expansion of the Hope for Homeowners Program. This program allows the Secretary to use loan guarantees and credit enhancements so that loans can be modified to prevent foreclosures. Also, the Secretary can consent to term extensions, rate-reductions and principal write-downs. Federal agencies that own mortgage loans are directed to seek modifications prior to foreclosures.

In February 2009, the $8,000 First Time Homebuyer Tax Credit was enacted into law. This law enables homebuyers who have not owned a home in the past three years, subject to certain income limits, to receive a tax credit of 10% of the purchase price of a home up to a maximum of $8,000. In November 2009, this tax credit was extended by Congress to June 2010 and the new law increased the annual income limits for qualification. In addition, the new law also added a $6,500 tax credit for qualified existing homeowners who elect to purchase a new home. Certain states also enacted laws which enabled certain homebuyers to receive additional state tax credits. Availability of these tax credits appears to have incentivized certain homebuyers to purchase homes during the second half of fiscal 2009 although it is not possible to quantify the precise impact.

As a result of these factors, we, like many other homebuilders, have experienced a material reduction in revenues and margins and have incurred significant net losses in fiscal 2007 through 2009. These net losses were driven primarily by asset impairment and lot option abandonment charges incurred in fiscal 2007, 2008 and 2009. Please see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional information.

We have responded to this challenging environment with a disciplined approach to the business with continued reductions in direct construction costs, overhead expenses and land spending. We limited our supply of unsold homes under construction and focused on the generation of cash from our existing inventory supply and preservation of cash on hand as we attempted to align our land supply and inventory levels to current expectations for home closings.

During fiscal 2009, we continued to focus on cash generation from the sale of existing inventory supply and introduced additional sales incentives and reduced sales prices in certain situations in order to move this inventory. We also reevaluated pricing and incentives offered in select communities in response to local market conditions to generate sales on to-be-built inventory. Certain of these changes resulted in adjustments to our inventory valuations.

In fiscal 2008, we completed a comprehensive review of each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entailed an evaluation of both external market factors and our position in each market and resulted in the decision formalized and announced on February 1, 2008, to discontinue homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH and Lexington, KY. During the third quarter of fiscal 2008, we announced our decision to discontinue homebuilding operations in Colorado and Fresno, CA. As of September 30, 2009, the homebuilding operations of these markets have ceased, but we remain committed to our remaining customer care responsibilities (primarily warranty-related) and will continue to market a limited number of our remaining land positions for sale. While the underlying basis for exiting each market was different, in each instance we concluded we could better serve shareholder interests by re-allocating the capital employed in these markets. The results of operations of the homebuilding markets we exited are reported as discontinued operations in our Consolidated Statements of Operations.

On February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender relationship with a national mortgage provider. This exclusive relationship offers our homebuyers the option of a simplified financing process while enabling us to focus on our core competency of homebuilding. Our decision to exit the mortgage origination business was related to the problems identified by the Audit Committee’s investigation of our mortgage origination practices (see Item 3 – Legal Proceedings), the growing complexity and cost of compliance with national, state and local lending rules, and the retrenchment among mortgage capital sources which has had the effect of reducing the profitability of many mortgage brokerage activities. Our mortgage origination business is reported as a discontinued operation in our Consolidated Statements of Operations.

Long-Term Business Strategy

We have developed a long-term business strategy which focuses on the following elements in order to provide a wide range of homebuyers with quality homes while maximizing returns on our invested capital over the course of a housing cycle:

Geographic Diversification in Growth Markets. We compete in a large number of geographically diverse markets in an attempt to reduce our exposure to any particular regional economy. Within these markets, we build homes in a variety of new home communities. We continually review our selection of markets based on both aggregate demographic information and our own operating results. We use the results of these reviews to re-allocate our investments to those markets where we believe we can maximize our profitability and return on capital over the next several years.

Differentiated Product. Our product strategy is to design and build high performance homes that are more enjoyable, more desirable and more affordable. Our eSMART homes are engineered for energy-efficiency, cost savings and comfort. Our eSMART initiative represents a comprehensive program focused on environmental stewardship which seeks to make energy saving, water conservation and improved air quality components standard in all of our homes. These energy efficient homes minimize the impact on the environment while reducing our homebuyers’ annual operating costs. Through our SMARTDESIGNtm concept, we have adapted our floor plans to make them more livable by arranging spaces to progress logically from public to private areas. We also offer upgrade packages that give our homebuyers the option to personalize their home with built-in closet systems, laundry centers, multi-purpose kitchen islands and more.

Diversity of Product Offerings. Our product strategy further entails addressing the needs of an increasingly diverse profile of home buyers. Within each of our markets we determine the profile of buyers we hope to address and design neighborhoods and homes with the specific needs of those buyers in mind. Depending on the market, we attempt to address one or more of the following types of home buyers: entry-level, move-up or retirement-oriented. The targeted buyer profiles are further refined by information about their marital and family status, employment, age, affluence and special interests. Recognizing that our customers want to choose certain components of their new home, we offer limited customization through the use of design studios in most of our markets. These design studios allow the customer to select certain non-structural options for their homes such as cabinetry, flooring, fixtures, appliances and wall coverings.

Consistent Use of National Brand. Our homebuilding and marketing activities are conducted under the name of Beazer Homes in each of our markets. We utilize a single brand name across our markets in order to better leverage our national and local marketing activities. Using a single brand has allowed us to execute successful national marketing campaigns and online marketing practices.

Operational Scale Efficiencies. Beyond marketing advantages, we attempt to create both national and local scale efficiencies as a result of the scope of our operations. On a national basis we are able to achieve volume purchasing advantages in certain product categories, share best practices in construction, planning and design among our markets, respond to telephonic and electronic customer inquiries and leverage our fixed costs in ways that improve profitability. On a local level, while we are not generally the largest builder within our markets, we do attempt to be a major participant within our selected submarkets and targeted buyer profiles. There are further design, construction and cost advantages associated with having strong market positions within particular markets.

Balanced Land Policies. We seek to maximize our return on capital by carefully managing our investment in land. To reduce the risks associated with investments in land, we often use options to control land. We generally do not speculate in land which does not have the benefit of entitlements providing basic development rights to the owner.

Reportable Business Segments

We design, sell and build single-family and multi-family homes in the following geographic regions which are presented as reportable segments. As of September 30, 2009, the homebuilding operations of our markets which were historically included in our “Other Homebuilding” segment have ceased and these markets are now reported as discontinued operations in our Consolidated Statements of Operations.

Segment/State	Market(s) / Year Entered
West:
Arizona	Phoenix (1993)
California	Los Angeles County (1993), Orange County (1993), Riverside and San Bernardino Counties (1993), San Diego County (1992), Ventura County (1993), Sacramento (1993), Kern County (2005)
Nevada	Las Vegas (1993)
New Mexico	Albuquerque (2005)
Texas	Dallas/Ft. Worth (1995), Houston (1995)

East:
Maryland/Delaware	Baltimore (1998), Metro-Washington, D.C. (1998), Delaware (2003)
New Jersey/Pennsylvania	Central and Southern New Jersey (1998), Bucks County, PA (1998)
Virginia	Fairfax County (1998), Loudoun County (1998), Prince William County (1998)
North Carolina	Raleigh/Durham (1992)
Indiana	Indianapolis (2002)
Tennessee	Nashville (1987)

Southeast:
Florida	Jacksonville (1993), Fort Myers/Naples (1996), Tampa/St. Petersburg (1996), Orlando (1997), Sarasota (2005), Tallahassee (2006), Panama City (2008)
Georgia	Atlanta (1985), Savannah (2005)
South Carolina	Charleston (1987), Myrtle Beach (2002)

Financial Services:
We provide title services to our customers in several of our markets and report these services under our Financial Services reportable segment.

Seasonal and Quarterly Variability

Our homebuilding operating cycle generally reflects higher levels of new home order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, during periods of an economic downturn in the industry such as we have experienced in recent years, decreased revenues and closings as compared to prior periods including prior quarters, will typically reduce seasonal patterns.

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

We generally seek to differentiate ourselves from our competition in a particular market with respect to customer service, product type, and design and construction quality. We maintain the flexibility to alter our product mix within a given market, depending on market conditions. In determining our product mix, we consider demographic trends, demand for a particular type of product, consumer preferences, margins, timing and the economic strength of the market. Although some of our homes are priced at the upper end of the market, and we offer a selection of amenities and home customization options, we generally do not build “custom homes.” We attempt to maximize efficiency by using standardized design plans whenever possible. In all of our home offerings, we attempt to maximize customer satisfaction by incorporating quality and energy-efficient materials, distinctive design features, convenient locations and competitive prices. Specifically, our eSMART homes represent a comprehensive program focused on environmental stewardship which seeks to make energy saving, water conservation and improved air quality components standard in all of our homes. These energy efficient homes minimize the impact on the environment while reducing our homebuyers’ annual operating costs.

During fiscal year 2009, the average sales price of our homes closed related to continuing operations was approximately $230,900. The following table summarizes certain operating information of our reportable homebuilding segments and our discontinued homebuilding operations as of and for the years ended September 30, 2009, 2008 and 2007 (dollars in thousands). Please see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional information.

	2009		2008		2007

	Number of		Number of		Number of	Average
	Homes	Average	Homes	Average	Homes	Closing
	Closed	Closing Price	Closed	Closing Price	Closed	Price

West	1,916	$216.3	2,777	$240.5	4,369	$288.5
East	1,573	257.5	2,405	279.9	2,821	313.2
Southeast	841	214.6	1,515	232.0	2,970	258.9

Continuing Operations	4,330	$230.9	6,697	$252.7	10,160	$286.7

Discontinued Operations	58	$257.1	995	$221.8	1,860	$226.6

	September 30, 2009		September 30, 2008		September 30, 2007

	Units in	Dollar Value	Units in	Dollar Value	Units in	Dollar Value
	Backlog	in Backlog	Backlog	in Backlog	Backlog	in Backlog

West	445	$92,734	527	$117,721	805	$217,122
East	581	154,390	485	132,766	1,317	410,659
Southeast	167	33,642	306	67,959	490	123,309

Continuing Operations	1,193	$280,766	1,318	$318,446	2,612	$751,090

Corporate Operations

We perform all or most of the following functions at our corporate office:

•	evaluate and select geographic markets;
•	allocate capital resources to particular markets for land acquisitions;
•	maintain and develop relationships with lenders and capital markets to create access to financial resources;
•	plan and design homes and community projects;
•	operate and manage information systems and technology support operations; and
•	monitor the operations of our subsidiaries and divisions.

We allocate capital resources necessary for new investments in a manner consistent with our overall business strategy. We will vary the capital allocation based on market conditions, results of operations and other factors. Capital commitments are determined through consultation among selected executive and operational personnel, who play an important role in ensuring that new investments are consistent with our strategy. Centralized financial controls are also maintained through the standardization of accounting and financial policies and procedures.

Field Operations

The development and construction of each new home community is managed by our operating divisions, each of which is generally led by a market leader who, in turn, reports directly to our Chief Executive Officer. At the development stage, a manager (who may be assigned to several communities and reports to the market leader of the division) supervises development of buildable lots. Together with our operating divisions, our field teams are equipped with the skills to complete the functions of identification of land acquisition opportunities, land entitlement, land development, construction, marketing, sales and warranty service. Beginning in fiscal 2008, the accounting, accounts payable, billing and purchasing functions of our field operations are concentrated in three regional accounting centers.

Land Acquisition and Development

Generally, the land we acquire is purchased only after necessary entitlements have been obtained so that we have the right to begin development or construction as market conditions dictate. During the downturn in the homebuilding industry, we have made very few significant land acquisitions but we have continued to consider attractive opportunities as they arise. We expect to continue to consider land acquisition opportunities as the market improves and particularly in markets where our land bank has been depleted. In a very small number of situations, we will purchase property without all necessary entitlements where we perceive an opportunity to build on such property in a manner consistent with our strategy. The term “entitlements” refers to subdivision approvals, development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give a developer the right to obtain building permits upon compliance with conditions that are usually within the developer’s control. Although entitlements are ordinarily obtained prior to the purchase of land, we are still required to obtain a variety of other governmental approvals and permits during the development process.

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

We strive to develop a design and marketing concept for each of our communities, which include determination of size, style and price range of the homes, layout of streets, layout of individual lots and overall community design. The product line offered in a particular new home community depends upon many factors, including the housing generally available in the area, the needs of a particular market and our cost of lots in the new home community. We are, however, often able to use standardized home design plans.

Option Contracts. We acquire certain lots by means of option contracts. Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a fixed or variable price.

Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $41.9 million at September 30, 2009. At September 30, 2009, future amounts under option contracts aggregated approximately $306.2 million, net of cash deposits.

The following table sets forth, by reportable segment, land controlled by us as of September 30, 2009:

	Lots Owned
							Total Lots
	Homes Under	Finished	Lots for Current	Lots for Future	Land Held	Total Lots	Under	Total Lots
	Construction (2)	Lots	Development	Development	for Sale	Owned (1)	Contract	Controlled
West
Arizona	141	713	118	650	14	1,636	199	1,835
California	235	241	-	4,267	217	4,960	-	4,960
Nevada	107	1,031	655	249	-	2,042	820	2,862
Texas	348	1,123	1,124	-	-	2,595	588	3,183
New Mexico	23	62	-	-	-	85	-	85

Total West	854	3,170	1,897	5,166	231	11,318	1,607	12,925

East
Virginia	101	238	133	-	14	486	88	574
Maryland	161	921	835	872	-	2,789	-	2,789
Indiana	224	889	1,585	-	251	2,949	232	3,181
North Carolina (3)	88	290	184	21	-	583	47	630
Tennessee	106	238	959	-	-	1,303	460	1,763
New Jersey	98	161	165	152	-	576	220	796

Total East	778	2,737	3,861	1,045	265	8,686	1,047	9,733

Southeast
Georgia (3)	16	118	162	88	-	384	-	384
Florida	199	604	1,335	308	39	2,485	1,397	3,882
South Carolina	113	521	972	76	-	1,682	1,270	2,952

Total Southeast	328	1,243	2,469	472	39	4,551	2,667	7,218

Discontinued Operations	7	-	-	-	755	762	-	762

Total	1,967	7,150	8,227	6,683	1,290	25,317	5,321	30,638

(1)	Includes 88 “Undeveloped Lots” (raw land that is expected to be developed, currently or in the future, into the respective number of lots reflected in this table).

(2)	The category “Homes Under Construction” represents lots upon which construction of a home has commenced.

(3)	Subsequent to September 30, 2009, we entered into an agreement with a residential development investor to build and market 462 homes in five existing communities in the Metro Atlanta area and 329 homes in one existing community in Raleigh, North Carolina.

The following table sets forth, by reportable segment, land held for development, land held for future development and land held for sale as of September 30, 2009 (in thousands):

		Land Held for
	Land Held for	Future	Land Held for
	Development	Development	Sale
West	$179,025	$345,050	$8,171
East	229,910	49,097	2,927
Southeast	78,522	23,687	423
Discontinued Operations	-	-	30,949

Total	$487,457	$417,834	$42,470

Joint Ventures. We participate in land development joint ventures in which Beazer Homes has less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. During fiscal 2009, 2008 and 2007 respectively, we wrote down our investment in certain of our joint ventures by $14.8 million, $68.8 million and $28.6 million as a result of impairments of inventory held within those ventures. In fiscal 2007, we also recorded $3.4 million in contractual obligation abandonments related to those ventures.

Our joint ventures typically obtain secured acquisition, development and construction financing. At September 30, 2009, our unconsolidated joint ventures had borrowings outstanding totaling $422.7 million of which $327.9 million related to one joint venture in which we are a 2.58% partner. In some instances, Beazer Homes and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At September 30, 2009, these guarantees included, for certain joint ventures, construction completion guarantees, loan to value maintenance agreements, repayment guarantees and environmental indemnities (see Note 3 to the Consolidated Financial Statements for additional information).

Construction

We typically act as the general contractor for the construction of our new home communities. Our project development operations are controlled by our operating divisions, whose employees supervise the construction of each new home community, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes. We specify that quality, durable materials be used in the construction of our homes. Our subcontractors follow design plans prepared by architects and engineers who are retained or directly employed by us and whose designs are geared to the local market. A majority of our home plans are prepared in our corporate office, allowing us to ensure the quality of the plans we build as well as to enable us to reduce direct costs through our value engineering efforts.

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

Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. At September 30, 2009, excluding models, we had 1,646 homes at various stages of completion of which 959 were under contract and included in backlog at such date and 687 homes (270 were completed and 417 under construction) were not under a sales contract, either because the construction of the home was begun without a sales contract or because the original sales contract had been cancelled.

Warranty Program

For certain homes sold through March 31, 2004 (and in certain markets through July 31, 2004), we self-insured our structural warranty obligations through our wholly owned risk retention group. We continue to maintain reserves to cover potential claims on home covered under this warranty program. Beginning with homes sold April 1, 2004 (August 1, 2004 in certain markets), our warranties are issued, administered, and insured, subject to applicable self-insured retentions, by independent third parties. We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty (generally ranging from a minimum of five years up to the period covered by the applicable statute of repose) covering only certain defined construction defects. We also provide a defined structural element warranty with single-family homes and townhomes in certain states.

Since we subcontract our homebuilding work to subcontractors who generally provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, many claims relating to workmanship and materials are the primary responsibility of our subcontractors.

In addition, we maintain third-party insurance, subject to applicable self-insured retentions, for most construction defects that we encounter in the normal course of business. We believe that our warranty and litigation accruals and third-party insurance are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation. Please see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 12, “Contingencies” to the Consolidated Financial Statements for additional information.

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

We normally build, decorate, furnish and landscape model homes for each community and maintain on-site sales offices. At September 30, 2009, we maintained 341 model homes, of which 241 were owned, 80 were financed and 20 were leased from third parties pursuant to sale and leaseback agreements. We believe that model homes play a particularly important role in our marketing efforts.

We generally sell our homes through commissioned new home sales counselors (who typically work from the sales offices located in the model homes used in the subdivision) as well as through independent brokers. Our personnel are available to assist prospective homebuyers by providing them with floor plans, price information and tours of model homes, and in connection with the selection of options. The selection of interior features is a principal component of our marketing and sales efforts. Sales personnel are trained by us and attend periodic meetings to be updated on sales techniques, competitive products in the area, the availability of financing, construction schedules, marketing and advertising plans and Company policies including compliance, which management believes results in a sales force with extensive knowledge of our operating policies and housing products. Our policy also provides that sales personnel be licensed real estate agents where required by law. Depending on market conditions, we also at times begin construction on a number of homes for which no signed sales contract exists. The use of an inventory of such homes satisfies the requirements of relocated personnel and of independent brokers, who often represent customers who require a completed home within 60 days. We sometimes use various sales incentives in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.

During fiscal 2009, we established a national new home contact center within our existing leased premises in Phoenix, Arizona. This contact center responds to telephonic and electronic (email) inquiries from prospective home buyers by providing any required information and then scheduling an appointment with a new home sales counselor in one of our new home communities.

Customer Financing

Through January 31, 2008, Beazer Mortgage Corporation (Beazer Mortgage) financed certain of our mortgage lending activities with borrowings under its warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors. Beazer Mortgage provided qualified homebuyers numerous financing options, including conventional, FHA and Veterans’ Administration (VA) financing programs. Effective February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender arrangement with a national, third-party mortgage provider. The operating results of Beazer Mortgage are included in loss from discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. See Item 3 – Legal Proceedings for discussion of the investigations and litigation related to our mortgage origination business.

We continue to offer title insurance services to our homebuyers in several of our markets.

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

We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums, “slow-growth” or “no-growth” initiatives or building permit allocation ordinances which could be implemented in the future in the states and markets in which we operate. Substantially all of our land is entitled and, therefore, the moratoriums generally would only adversely affect us if they arose from health, safety and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for communities in their jurisdictions. These fees are normally established, however, when we receive recorded final maps and building permits. We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These laws may result in delays, cause us to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas.

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

Bonds and Other Obligations

In connection with the development of our communities, we are frequently required to provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 2009 we had approximately $40.1 million and $237.2 million of outstanding letters of credit and performance bonds, respectively, related to our obligations to local governments to construct roads and other improvements in various developments, which were in addition to outstanding letters of credit of approximately $5.5 million related to our land option contracts.

Employees and Subcontractors

At September 30, 2009, we employed 901 persons, of whom 304 were sales and marketing personnel and 177 were involved in construction. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good. In response to the weakness in the homebuilding industry and economy in general over the past few years, as of September 30, 2009, we had reduced our overall number of employees by 543 or 38% as compared to September 30, 2008, or a cumulative reduction of 79% since September 30, 2006.

Available Information

Our Internet website address is www.beazer.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission (SEC) and are available in print to any stockholder who requests a printed copy. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E.,

Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

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

Most housing markets across the United States continue to be characterized by an oversupply of both new and resale home inventory, including foreclosed homes, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders and increased incentives for home sales. As a result of these factors, we, like many other homebuilders, have experienced a material reduction in revenues and margins. These challenging market conditions are expected to continue for the foreseeable future and, in the near term, these conditions may further deteriorate. We expect that continued weakness in the homebuilding market would adversely affect our business, results of operations and stockholders’ equity as compared to prior periods and could result in additional inventory impairments in the future.

During the past few years, we have experienced elevated levels of cancellations by potential homebuyers although the level of cancellations has improved significantly during the last few quarters. Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home. Although these sales contracts typically require a cash deposit and do not make the sale contingent on the sale of the customer’s existing home, in some cases a customer may cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or as a matter of our business practices. If the current industry downturn continues, economic conditions continue to deteriorate or if mortgage financing becomes less accessible, more homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund, rather than complete the purchase. Significant cancellations have had, and could have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory. In particular, our cancellation rates for the fiscal quarter and fiscal year ended September 30, 2009 were 34.7% and 31.4%, respectively. It is important to note that both backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. There is an inherent imprecision in these metrics based on an evaluation of qualitative factors during the transaction cycle.

Based on our impairment tests and consideration of the current and expected future market conditions, we recorded inventory impairment charges of $102.1 million, lot option abandonment charges of $5.0 million and non-cash goodwill impairment charges totaling $16.1 million during fiscal 2009. During fiscal 2009, we also wrote down our investment in certain of our joint ventures reflecting $14.8 million of impairments of inventory held within those ventures. While we believe that no additional joint venture investment or inventory impairments existed as of September 30, 2009, future economic or financial developments, including general interest rate increases, poor performance in either the national economy or individual local economies, or our ability to meet our projections could lead to future impairments.

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

We are the subject of pending civil litigation which could require us to pay substantial damages or could otherwise have a material adverse effect on us. The failure to fulfill our obligations under the Deferred Prosecution Agreement (the DPA) with the United States Attorney (or related agreements) and the consent order with the SEC could have a material adverse effect on our operations.

On July 1, 2009, we entered into the DPA with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). Under the DPA, we are obligated to make payments to a restitution fund in an amount not to exceed $50 million. As of September 30, 2009, we have been credited with making $10 million of such payments. However, the future payments to the restitution fund will be equal to 4% of “adjusted EBITDA” as defined in the DPA for the first to occur of (x) a period of 60 months and (y) the total of all payments to the restitution fund equaling $50 million. In the event such payments do not equal at least $50 million at the end of 60 months then, under the HUD Agreement, the obligations to make restitution payments will continue until the first to occur of (a) 24 months or (b) the date that $48 million has been paid into the restitution fund. Our obligation to make such payments could limit our ability to invest in our business or make payments of principal or interest on our outstanding debt. In addition, in the event we fail to comply with our obligations under the DPA or the HUD Agreement various federal authorities could bring criminal or civil charges against us which could be material to our consolidated financial position, results of operations and liquidity.

We and certain of our current and former employees, officers and directors have been named as defendants in securities lawsuits, class action lawsuits, lawsuits regarding Employee Retirement Income Security Act (ERISA) claims, and derivative shareholder actions. In addition, certain of our subsidiaries have been named in class action and multi-party lawsuits regarding claims made by homebuyers. While a number of these suits have been dismissed and/or settled, we cannot be assured that new claims by different plaintiffs will not be brought in the future. We cannot predict or determine the timing or final outcome of the current lawsuits or the effect that any adverse determinations in the lawsuits may have on us. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages which may not be covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations. In addition to expenses incurred to defend the Company in these matters, under Delaware law and our bylaws, we may have an obligation to indemnify our current and former officers and directors in relation to these matters. We have obligations to advance legal fees and expenses to certain directors and officers, and we have advanced, and may continue to advance, legal fees and expenses to certain other current and former employees.

In connection with the settlement agreement with the SEC entered into on September 24, 2008, we consented, without admitting or denying any wrongdoing, to a cease and desist order requiring future compliance with certain provisions of the federal securities laws and regulations. If we are found to be in violation of the order in the future, we may be subject to penalties and other adverse consequences as a result of the prior actions which could be material to our consolidated financial position, results of operations and liquidity.

Our insurance carriers may seek to rescind or deny coverage with respect to certain of the pending lawsuits, or we may not have sufficient coverage under such policies. If the insurance companies are successful in rescinding or denying coverage or if we do not have sufficient coverage under our policies, our business, financial condition and results of operations could be materially adversely affected.

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

During the three months ended June 30, 2009, S&P lowered the Company’s corporate credit rating from CCC+ to CCC and maintained its negative outlook. S&P also cut ratings on the company’s senior unsecured notes from CCC to CCC-. On August 18, 2009, S&P lowered the Company’s corporate credit rating to SD (selective default) and lowered the rating of the Company’s senior unsecured notes from CCC- to D following the Company’s repurchase of $115.5 million of its senior unsecured notes on the open market at a discount to face value, which S&P determined to constitute a de facto restructuring under its criteria. On August 19, 2009, in accordance with its criteria for exchange offers and similar restructurings, S&P raised the Company’s corporate credit rating back to CCC, and maintained the rating of the Company’s senior unsecured notes of D, given S&P’s expectation for additional discounted repurchases.

On March 6, 2009 Moody’s lowered its rating from B2 to Caa2 and reaffirmed its negative outlook. On August 21, 2009, Moody’s assigned a Caa2/LD probability of default rating to the Company following the Company’s repurchase of $115.5 million of senior unsecured notes in the open market at a discount to face value, which under Moody’s definition, constituted a distressed exchange and a limited default. The ratings on the senior notes impacted by the open market transactions were lowered to Ca from Caa2 to reflect the discount incurred by participating bondholders. On August 27, 2009, Moody’s removed the LD designation on the probability of default rating and changed the ratings on the Company’s senior notes back to Caa2, which is consistent with Moody’s loss given default framework.

On March 12, 2009, Fitch lowered the Company’s issuer-default rating from B- to CCC and its senior notes from CCC+/RR5 to CC/RR5. The rating agencies announced that these downgrades reflect continued deterioration in our homebuilding operations, credit metrics, other earnings-based metrics and the significant decrease in our tangible net worth over the past year. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be further lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a further weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

Our Senior Notes, revolving credit and letter of credit facilities, and certain other debt impose significant restrictions and obligations on us. Restrictions on our ability to borrow could adversely affect our liquidity. In addition, our substantial indebtedness could adversely affect our financial condition, limit our growth and make it more difficult for us to satisfy our debt obligations.

Certain of our secured and unsecured indebtedness and revolving credit and letter of credit facilities impose certain restrictions and obligations on us. Under certain of these instruments, we must comply with defined covenants which limit the Company to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on assets of the Company. Failure to comply with certain of these covenants could result in an event of default under the applicable instrument.

Any such event of default, could negatively impact other covenants or lead to cross defaults under certain of our other debt. There can be no assurance that we will be able to obtain any waivers or amendments that may become necessary in the event of a future default situation without significant additional cost or at all.

As of September 30, 2009, we had total outstanding indebtedness of approximately $1.5 billion, net of unamortized discount of approximately $27.3 million. Our substantial indebtedness could have important consequences to us and the holders of our securities, including, among other things:

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

The differing financial exposure of our debt holders could impact our ability to complete any restructuring of our indebtedness or impact the terms of such restructuring.

We believe that a portion of the holders of our existing notes may have hedged the risk of default with respect to the existing notes. These holders may have an economic interest that is different from other holders of our existing notes. Such holders may be less willing to participate in any voluntary restructuring of our indebtedness if, under certain circumstances, they are entitled to receive higher consideration from a private counterparty. This could make any restructuring of our debt more expensive or prevent us from being able to complete certain types of recapitalization transactions.

A substantial increase in mortgage interest rates or unavailability of mortgage financing may reduce consumer demand for our homes.

Substantially all purchasers of our homes finance their acquisition with mortgage financing. Recently, the credit markets and the mortgage industry have been experiencing a period of unparalleled turmoil and disruption characterized by bankruptcies, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government. The U.S. residential mortgage market has been further impacted by the deterioration in the credit quality of loans originated to non-prime and subprime borrowers and an increase in mortgage foreclosure rates. These difficulties are not expected to improve until residential real estate inventories return to a more normal level and the mortgage credit market stabilizes. While the ultimate outcome of these events cannot be predicted, they have had and may continue to have an impact on the availability and cost of mortgage financing to our customers. The volatility in interest rates, the decrease in the willingness and ability of lenders to make home mortgage loans, the tightening of lending standards and the limitation of financing product options, have made it more difficult for homebuyers to obtain acceptable financing. Any substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective first-time and move-up homebuyers to obtain financing for our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. This disruption in the credit markets and the curtailed availability of mortgage financing has adversely affected, and is expected to continue to adversely affect, our business, financial condition, results of operations and cash flows as compared to prior periods.

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

We regularly acquire land for replacement and expansion of land inventory within our existing and new markets. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. When market conditions are such that land values are not appreciating, previously entered into option agreements may become less desirable, at which time we may elect to forego deposits and preacquisition costs and terminate the agreements. In fiscal 2009, we recorded $5.0 million of lot option abandonment charges. During fiscal 2009, as a result of the further deterioration of the housing market, we determined that the carrying amount of certain of our inventory assets exceeded their estimated fair value. As a result of our analysis, during fiscal 2009, we incurred $102.1 million of non-cash pre-tax charges related to inventory impairments. If these adverse market conditions continue or worsen, we may have to incur additional inventory impairment charges which would adversely affect our financial condition, results of operations and stockholders’ equity and our ability to comply with certain covenants in our debt instruments linked to tangible net worth.

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest and we can be adversely impacted by joint venture partners’ failure to fulfill their obligations.

We participate in land development joint ventures (JVs) in which we have less than a controlling interest. We have entered into JVs in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our JVs are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. As a result of the continued deterioration of the housing market, in fiscal 2009 and 2008 we wrote down our investment in certain of our JVs reflecting $14.8 million and $68.8 million of impairments of inventory held within those JVs, respectively. If these adverse market conditions continue or worsen, we may have to take further writedowns of our investments in our JVs.

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

Our JVs typically obtain secured acquisition, development and construction financing. At September 30, 2009, our unconsolidated JVs had borrowings totaling $422.7 million, of which $327.9 million related to one joint venture in which we are a 2.58% partner. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated JVs. At September 30, 2009, these guarantees included, for certain joint ventures, construction completion guarantees, loan-to-value maintenance agreements, repayment guarantees and environmental indemnities. At September 30, 2009, we had repayment guarantees of

$15.8 million and loan-to-value maintenance guarantees of $3.9 million of debt of three unconsolidated joint ventures (see Note 3 to the Consolidated Financial Statements). During fiscal 2008 and 2009, as the housing market continued to deteriorate, many of these joint ventures were in default or are at risk of defaulting under their debt agreements and it became more likely that our guarantees may be called upon. As of September 30, 2009, three of our unconsolidated joint ventures are in default (or have received default notices) under their debt agreements. If one or more of the guarantees under these debt agreements were drawn upon or otherwise invoked, our obligations could be significant, individually or in the aggregate, which could have a material adverse effect on our financial position or results of operations. We cannot predict whether such events will occur or whether such obligations will be invoked.

We may not be able to utilize all of our deferred tax assets.

As of September 30, 2009, we are in a cumulative loss position based on the guidance in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (ASC 740). Due to this cumulative loss position and the lack of sufficient objective evidence regarding the realization of our deferred tax assets in the foreseeable future, we have recorded a valuation allowance for substantially all of our deferred tax assets. Although we do expect the industry to recover from the current downturn to normal profit levels in the future, it may be necessary for us to record additional valuation allowances in the future related to operating losses. Additional valuation allowances could materially increase our income tax expense, and therefore adversely affect our results of operations and tangible net worth in the period in which such valuation allowance is recorded.

We could experience a reduction in home sales and revenues or reduced cash flows due to our inability to acquire land for our housing developments if we are unable to obtain reasonably priced financing to support our homebuilding activities.

The homebuilding industry is capital intensive, and homebuilding requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. If internally generated funds are not sufficient, we would seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings. The amount and types of indebtedness which we may incur are limited by the terms of our existing debt. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The credit and capital markets have recently experienced significant volatility. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts, we may incur contractual penalties and fees.

Our stock price is volatile and could further decline.

The securities markets in general and our common stock in particular have experienced significant price and volume volatility over the past two years. The market price and volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our industry, operations or business prospects. In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:

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

To the extent that the price of our common stock remains low or declines, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration will be reduced. This, in turn, may adversely impact our ability to reduce our financial leverage, as measured by the ratio of debt to total capital. As of September 30, 2009, our financial leverage was 88.4%. Continued high levels of leverage or further increases may adversely affect our credit ratings and make it more difficult for us to access additional capital. These factors may limit our ability to implement our operating and growth plans.

The tax benefits of our pre-ownership change net operating loss carryforwards and any future recognized built-in losses in our assets will be substantially limited since we experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code.

Based on recent impairments and our current financial performance, we generated net operating losses for fiscal 2008 and fiscal 2009 and expect to generate additional net operating losses in future years. In addition, we believe we have significant “built-in losses” in our assets (i.e. an excess tax basis over current fair market value) that may result in tax losses as such assets are sold. Net operating losses generally may be carried forward for a 20-year period to offset future earnings and reduce our federal income tax liability. Built-in losses, if and when recognized, generally will result in tax losses that may then be deducted or carried forward. However, because we experienced an “ownership change” under Section 382 of the Internal Revenue Code as of December 31, 2007, our ability to realize these tax benefits may be significantly limited.

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

Although our Board of Directors recently adopted a shareholder rights plan, subject to shareholder approval, which is intended to reduce the likelihood of an unintended “ownership change” within the meaning of Section 382 and thereby protect stockholder value by preserving our ability to use our net operating loss carryforwards, the shareholder rights plan does not ensure that such an ownership change will not occur or that our net operating loss carryforwards will be protected from an ownership change as defined in the tax laws.

We are subject to extensive government regulation which could cause us to incur significant liabilities or restrict our business activities.

Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to local, state and federal statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations such as building permit allocation ordinances and impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Other governmental regulations, such as building moratoriums and “no growth” or “slow growth” initiatives, which may be adopted in communities which have developed rapidly, may cause delays in new home communities or otherwise restrict our business activities resulting in reductions in our revenues. Any delay or refusal from government agencies to grant us necessary licenses, permits and approvals could have an adverse effect on our operations.

We may incur additional operating expenses due to compliance programs or fines, penalties and remediation costs pertaining to environmental regulations within our markets.

We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former use of the site. Environmental laws may result in delays, may cause us to implement time consuming and expensive compliance programs and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. From time to time, the United States Environmental Protection Agency (EPA) and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Our communities in California are especially susceptible to restrictive government regulations and environmental laws.

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

We and certain of our subsidiaries have been, and continue to be, named as defendants in various construction defect claims, product liability claims, complaints and other legal actions that include claims related to Chinese drywall and moisture intrusion. As of September 30, 2009, we had accrued $2.7 million in our warranty reserves for the repair of less than 40 homes in southwest Florida where certain of our subcontractors installed defective Chinese drywall in homes that were delivered during our 2006 and 2007 fiscal years. We are inspecting additional homes in order to determine whether they also contain the defective Chinese drywall. The outcome of these inspections may require us to increase our warranty reserve in the future. However, the amount of additional liability, if any, is not reasonably estimable. Furthermore, plaintiffs may in certain of these legal proceedings seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend, and if we were to lose any certified class action suit, it could result in substantial liability for us.

With respect to certain general liability exposures, including construction defect, Chinese drywall and related claims and product liability, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand geographically. Although we have obtained insurance for construction defect claims subject to applicable self-insurance retentions, such policies may not be available or adequate to cover any liability for damages, the cost of repairs, and/or the expense of litigation surrounding current claims, and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

Our operating expenses could increase if we are required to pay higher insurance premiums or litigation costs for various claims, which could cause our net income to decline.

The costs of insuring against construction defect, product liability and director and officer claims are high. This coverage may become more costly or more restricted in the future.

Increasingly in recent years, lawsuits (including class action lawsuits) have been filed against builders, asserting claims of personal injury and property damage. Our insurance may not cover all of the claims, including personal injury claims, or such coverage may become prohibitively expensive. If we are not able to obtain adequate insurance against these claims, we may experience losses that could reduce our net income and restrict our cash flow available to service debt.

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

As of September 30, 2009, we lease approximately 80,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 459,000 square feet of office space for our subsidiaries’ operations at various locations. We have subleased approximately 91,000 square feet of our leased office space to unrelated third-parties. We own an aggregate of 49,388 square feet of office space in Indianapolis, Indiana. We are actively marketing our Indiana office building for sale.

Item 3.	Legal Proceedings
Investigations

United States Attorney, State and Federal Agency Investigations. On July 1, 2009, the Company announced that it had resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning the matters that were the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors (the Investigation) completed in May 2008. The Company entered into a deferred prosecution agreement (DPA) with the U.S. Attorney and a settlement agreement with the U.S. Department of Housing and Urban Development (HUD) and the civil division of the Department of Justice. In addition, certain of the Company’s subsidiaries entered into a settlement agreement with the North Carolina Real Estate Commission (NCREC). Also, as previously disclosed, Beazer Mortgage Corporation (Beazer Mortgage) entered into a settlement agreement with the North Carolina Office of the Commissioner of Banks (OCOB), under which Beazer Mortgage consented, without admitting the alleged violations, to the entry of a consent order pursuant to which Beazer Mortgage has provided approximately $2.5 million in restitution to certain borrowers in respect of the alleged violations. The settlement agreement concludes the OCOB’s investigation into these matters with respect to Beazer Mortgage.

Under the DPA, the U.S. Attorney agreed not to prosecute the Company in connection with the matters that were the subject of the Investigation and are set forth in a Bill of Information filed with the United States District Court for the Western District of North Carolina, provided that the Company satisfies its obligations under the DPA over the next 60 months. The term of the DPA may be less than 60 months in the event certain conditions, as described more fully in the DPA, are met. The DPA recognizes the cooperation of the Company, its voluntary disclosure and its adoption of remedial measures.

Under the terms of the DPA, in fiscal year 2009, the Company contributed $7.5 million to a restitution fund established to compensate those Beazer customers who can demonstrate that they were injured by certain of the practices identified in the Bill of Information. For fiscal year 2010 the Company will contribute to the restitution fund the greater of $1.0 million or an amount equal to 4% of the Company’s fiscal 2010 adjusted EBITDA as defined in the DPA. The Company’s liability in each of the fiscal years after 2010 will also be equal to 4% of the Company’s adjusted EBITDA through a portion of fiscal year 2014, unless extended as described below. Under the terms of the DPA, the Company’s total contributions to the restitution fund including amounts paid to OCOB will not exceed $50.0 million.

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

The Company’s payment obligations under the DPA and the settlement agreement with HUD are interrelated. The total amount of such obligations will be dependent on several factors; however, the maximum liability under both agreements and the agreement with the OCOB will not exceed $55.0 million.

With respect to the NCREC, Beazer/Squires Realty, Inc. (Beazer/Squires) and Beazer Homes Corp. each has agreed to the entry of a consent order regarding violations of certain North Carolina statutes. Under the respective consent orders, the NCREC agreed that a reprimand of Beazer Homes would not be issued as long as Beazer Homes completed certain remedial measures and that the broker license held by Beazer/Squires is revoked. The broker license held by Beazer/Squires has been on inactive status since October 2007. There is no monetary payment by the Company or its subsidiaries under either of the consent orders. The consent orders conclude the investigation by the NCREC into these matters with respect to the Company.

Independent Investigation. In May 2008, the Audit Committee of the Beazer Homes Board of Directors completed the Investigation of Beazer Homes’ mortgage origination business, including, among other things, investigating certain evidence that the Company’s subsidiary, Beazer Mortgage, violated HUD regulations and may have violated certain other laws and regulations in connection with certain of its mortgage origination activities. The Investigation also found evidence that employees of the Company’s Beazer Mortgage subsidiary violated certain federal and/or state regulations, including HUD regulations. Areas of concern uncovered by the Investigation included our former practices in the areas of: down payment assistance program; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (FHA) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation, and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate. In addition, the Investigation identified accounting and financial reporting errors and irregularities which resulted in the restatement of certain prior period consolidated financial statements which was included in our 2007 Form 10-K filed with the SEC on May 12, 2008.

Litigation

Securities Litigation. Beazer Homes and certain of our current and former officers (the Individual Defendants), as well as our Independent Registered Accounting Firm, were named as defendants in putative class action securities litigation in the United States District Court for the Northern District of Georgia, the details of which were previously disclosed by the Company (the Beazer Securities Litigation). The action has been settled and has been dismissed with prejudice. The Company and all other defendants did not admit any liability and have received a full and complete release of all claims asserted against them in the litigation, in exchange for the payment of an aggregate of $30.5 million. The monetary payment made on behalf of the Company and the individual defendants was funded from insurance proceeds. As a result, there was no financial contribution by the Company.

Beazer Homes and certain of its current and former officers were named as defendants in a securities lawsuit filed on September 18, 2009 in the United States District Court for the Northern District of Georgia. The complaint was filed by a group of plaintiffs who opted out of the settlement of the Beazer Securities Litigation. The complaint alleges that the defendants violated Sections 10(b), 18, and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing materially false and misleading statements regarding our business and prospects due to allegedly improper lending practices in our mortgage origination business. The plaintiffs are seeking an unspecified amount of compensatory damages. The Company intends to vigorously defend against this action.

Derivative Shareholder Actions. Certain of Beazer Homes’ current and former officers and directors were named as defendants in two derivative shareholder suits filed on April 16, 2007 and August 29, 2007 in the United States District Court for the Northern District of Georgia, which were subsequently consolidated. Beazer Homes is named as a nominal defendant. The amended consolidated complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched, and seeks an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. The parties have reached an agreement to settle the lawsuit. Under the terms of the proposed settlement, the action will be dismissed with prejudice, and the Company and all other defendants will not admit any liability. Pursuant to the terms of the settlement, the Company has acknowledged that the pendency of the derivative action was a factor in the Company’s adoption of various corporate governance reforms and remedial measures, all of which have previously been disclosed, and agreed that plaintiffs’ counsel would receive attorneys’ fees not to exceed $950,000, which will be funded by insurance proceeds. The settlement remains subject to court approval.

ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (ERISA), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently making similar allegations and the court consolidated these five lawsuits. The consolidated amended complaint names as defendants Beazer Homes, our chief executive officer, certain current and former directors of the Company, including the members of the Compensation Committee of the Board of Directors, and certain employees of the Company who acted as members of the Company’s 401(k) Committee. On October 10, 2008, the Company and the other defendants filed a motion to dismiss the consolidated amended complaint. Briefing of the motion was completed in January 2009. The Company intends to vigorously defend against these actions.

Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (RESPA) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants moved to dismiss the Complaint on June 4, 2008. On July 25, 2008, in lieu of a response to the motion to dismiss, plaintiff filed an amended complaint. The Company moved to dismiss the amended complaint, which motion is pending before the Court. The Company intends to vigorously defend against this action.

Beazer Homes Corp. and Beazer Mortgage Corporation are also named defendants in a lawsuit filed on July 3, 2007, in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division, but remanded on April 23, 2008 to the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The complaint was filed on behalf of ten individual homeowners who purchased homes from Beazer in Mecklenburg County. The complaint alleges certain deceptive conduct by the defendants and brings various claims under North Carolina statutory and common law, including a claim for punitive damages. The case has been assigned to the docket of the North Carolina Business Court. The plaintiffs have filed four amended complaints, and the Company has filed motions to dismiss each of the complaints filed by the plaintiffs. The court granted the

Company’s motion to dismiss one defendant and one cause of action as to all defendants. With respect to all other claims, the court denied the Company’s motion to dismiss. The Company intends to vigorously defend against this action.

Beazer Homes and several subsidiaries were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999, to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court and plaintiffs filed a second amended complaint which substituted new named-plaintiffs. The Company filed a motion to dismiss the second amended complaint which the federal court granted in part. The federal court dismissed the sole federal claim, declined to rule on the state law claims, and remanded the case to the Superior Court of Placer County. The Company filed a supplemental motion to dismiss/demurrer regarding the remaining state law claims in the second amended complaint, and the state court sustained defendants’ demurrer but granted plaintiffs leave to amend their claims. Plaintiffs thereafter filed a third amended complaint which the defendants removed to federal court based on the presence of a federal question and pursuant to the Class Action Fairness Act and thereafter moved to dismiss. Plaintiffs have filed a motion to remand the case to the Superior Court of Placer County. The Company intends to continue to vigorously defend against the action.

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

Other Matters

In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our communities completed or under construction. The EPA has since requested information on additional communities and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of September 30, 2009, no monetary penalties had been imposed in connection with such Administrative Orders. Consistent with its approach with other homebuilders, the EPA has contacted the Company about a possible resolution of these issues. Settlement negotiations are proceeding. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

In 2006, we received two Administrative Orders issued by the New Jersey Department of Environmental Protection. The Orders allege certain violations of wetlands disturbance permits. The two Orders assess proposed fines of $630,000 and $678,000, respectively. We have met with the Department to discuss their concerns on the two affected communities and have requested hearings on both matters. We believe that we have significant defenses to the alleged violations and intend to contest the agency’s findings and the proposed fines. We are currently pursuing settlement discussions with the Department.

On June 3, 2009, a purported class action complaint was filed by the owners of one of our homes in our Magnolia Lakes’ community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was filed in the Circuit Court for Lee County, Florida on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney’s fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. The Company believes that the claims asserted in this complaint are governed by its home warranty or are without merit. Accordingly, the Company intends to vigorously defend against this litigation.

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

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company lists its common shares on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 6, 2009, the last reported sales price of the Company’s common stock on the NYSE was $4.47. On November 6, 2009, Beazer Homes USA, Inc. had approximately 255 stockholders of record and 39,779,304 shares of common stock outstanding. The following table sets forth, for the quarters indicated, the range of high and low trading for the Company’s common stock during fiscal 2009 and 2008.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Fiscal Year 2009:
High	$6.76	$1.71	$3.95	$6.93
Low	$1.13	$0.24	$0.87	$1.36
Fiscal Year 2008:
High	$12.49	$11.44	$12.40	$9.34
Low	$7.00	$4.53	$5.02	$3.36

Dividends

Effective November 2, 2007, the Board of Directors suspended the payment of quarterly dividends. The Board concluded that this action, which will allow the Company to conserve approximately $16 million of cash on an annual basis, was a prudent effort in light of the continued deterioration in the housing market. The Board of Directors will periodically reconsider the declaration of dividends. The reinstatement of quarterly dividends, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2009, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends or share repurchases.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of September 30, 2009 with respect to our shares of common stock that may be issued under our existing equity compensation plans, all of which have been approved by our stockholders:

	Number of Common		Number of Common Shares
	Shares to be Issued	Weighted Average	Remaining Available for Future
	Upon Exercise of	Exercise Price of	Issuance Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Common Shares
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

	(a)	(b)	(c)

Equity compensation plans approved by stockholders	2,108,914	$33.07	18,643

Issuer Purchases of Equity Securities

On November 18, 2005, as part of an acceleration of our comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase of our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. During fiscal 2009, 2008 and 2007, we did not repurchase any shares in the open market. We have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and is unlikely in the foreseeable future.

During the quarter ended September 30, 2009, no shares were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock units under our stock incentive plans.

Performance Graph

The following graph illustrates the cumulative total stockholder return on Beazer Homes’ common stock for the last five fiscal years through September 30, 2009, compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes an investment in Beazer Homes’ common stock and in each of the foregoing indices of $100 at September 30, 2004, and assumes that all dividends were reinvested. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	Fiscal Year Ended September 30,
	2004	2005	2006	2007	2008	2009

Beazer Homes USA, Inc.	$100.00	$165.48	$110.99	$23.86	$17.30	$16.17
S&P 500	100.00	112.25	124.37	144.81	112.99	105.18
S&P Homebuilding	100.00	143.28	103.78	52.74	44.63	37.38

Item 6.	Selected Financial Data

($ in millions, except per share amounts)	Year Ended September 30,
	2009	2008	2007	2006	2005

Statement of Operations Data: (i)
Total revenue	$1,005	$1,814	$3,037	$4,686	$4,430
Gross profit (loss)	21	(234)	(109)	1,159	1,091
Operating (loss) income	(242)	(616)	(548)	612	569
(Loss) income from continuing operations	(178)	(801)	(372)	388	299
EPS from continuing operations -basic	(4.60)	(20.77)	(9.68)	9.75	7.40
EPS from continuing operations -diluted	(4.60)	(20.77)	(9.68)	8.75	6.56
Dividends paid per common share	-	-	0.40	0.40	0.33

Balance Sheet Data (end of year):
Cash and cash equivalents and restricted cash	$557	$585	$460	$172	$297
Inventory	1,318	1,652	2,775	3,608	2,934
Total assets	2,029	2,642	3,930	4,715	3,829
Total debt	1,509	1,747	1,857	1,956	1,322
Stockholders’ equity	197	375	1,324	1,730	1,553

Supplemental Financial Data:
Cash provided by (used in):
Operating activities	$94	$316	$509	$(378)	$(46)
Investing activities	(80)	(18)	(52)	(105)	(85)
Financing activities	(91)	(167)	(171)	353	108

Financial Statistics:
Total debt as a percentage of total debt and stockholders’ equity	88.5%	82.3%	58.4%	53.1%	46.0%
Net debt as a percentage of net debt and stockholders’ equity (ii)	82.9%	75.6%	51.4%	50.9%	39.7%
Gross margin (i)	2.1%	-12.9%	-3.6%	24.7%	24.6%

Operating Statistics from continuing operations:
New orders, net	4,205	5,403	8,377	11,695	16,250
Closings	4,330	6,697	10,160	15,584	15,445
Units in backlog	1,193	1,318	2,612	4,395	8,268
Average selling price (in thousands)	$230.9	$252.7	$286.7	$297.1	$284.6

(i)	Gross profit (loss) includes inventory impairments and lot options abandonments of $97.0 million, $406.2 million, $572.0 million, $28.7 million and $4.5 million for the fiscal years ended September 30, 2009, 2008, 2007, 2006 and 2005, respectively. Operating (loss) income also includes goodwill impairments of $16.1 million, $48.1 million, $51.6 million, $0 and $48.1 million for the fiscal years ended September 30, 2009, 2008, 2007, 2006 and 2005. Loss from continuing operations for fiscal 2009 and 2007 also include a gain (loss) on extinguishment of debt of $144.5 million and ($413,000), respectively. The aforementioned charges were primarily related to the deterioration of the homebuilding environment over the past few years.

(ii)	Net Debt = Debt less unrestricted cash and cash equivalents; Gross margin = Gross (loss) profit divided by total revenue.

A reconciliation of EBIT and Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, is provided below for each period presented (in thousands):

	Year Ended September 30,
	2009	2008	2007	2006	2005

Net (loss) income	$(189,383)	$(951,912)	$(411,073)	$368,836	$275,899
(Benefit) provision for income taxes	(9,076)	84,763	(222,207)	214,421	237,315
Interest amortized to home construction and land sales expenses and capitalized interest impaired	58,090	126,057	139,880	95,974	80,180
Interest expense not qualified for capitalization	83,030	55,185	-	-	-

EBIT	(57,339)	(685,907)	(493,400)	679,231	593,394
Depreciation and amortization and stock compensation amortization	30,723	40,273	44,743	58,178	48,013
Inventory impairments and option contract abandonments	103,751	496,833	599,514	44,175	5,511
Goodwill impairment	16,143	52,470	52,755	-	130,235
Joint venture impairment and abandonment charges	14,793	68,791	31,939	-	-

Adjusted EBITDA	$108,071	$(27,540)	$235,551	$781,584	$777,153

EBIT (earnings before interest and taxes) equals net (loss) income before (a) previously capitalized interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization and (b) income taxes. Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and impairments) is calculated by adding non-cash charges, including depreciation, amortization, inventory impairment and abandonment charges, goodwill impairments and joint venture impairment charges for the period to EBIT. EBIT and Adjusted EBITDA are not GAAP financial measures. EBIT and Adjusted EBITDA should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBIT and Adjusted EBITDA in the same manner as Beazer Homes, the EBIT and Adjusted EBITDA information presented above may not be comparable to similar presentations by others.

The magnitude and volatility of non-cash inventory impairment and abandonment charges, goodwill impairments and joint venture impairment charges for the Company, and for other home builders, have been significant in recent periods and, as such, have made financial analysis of our industry more difficult. Adjusted EBITDA, and other similar presentations by analysts and other companies, is frequently used to assist investors in understanding and comparing the operating characteristics of home building activities by eliminating many of the differences in companies’ respective capitalization, tax position and level of impairments. Management believes this non-GAAP measure enables holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. The measure is also useful internally, helping management compare operating results and as a measure of the level of cash which may be available for discretionary spending.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Throughout fiscal 2007, fiscal 2008 and most of fiscal 2009, the homebuilding environment continued to deteriorate against a backdrop of macroeconomic recession, declining consumer confidence and significant tightening in the availability of home mortgage credit. While we have begun to see signs that some negative market trends may be moderating at both local and national levels, key macroeconomic indicators remain soft or mixed. In addition, throughout fiscal 2009, the credit markets and the mortgage industry have experienced a period of disruption characterized by bankruptcy, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government. While the ultimate outcome of these events cannot be predicted, it has made it more difficult for homebuyers to obtain acceptable financing. Although the supply of new and resale homes in the marketplace has decreased recently, it is still excessive for the current level of consumer demand and is challenged by an increased number of foreclosed homes offered at substantially reduced prices. These pressures in the marketplace have resulted in the use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels by us and many of our competitors throughout much of our fiscal 2009.

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

During fiscal 2009, as the macro-economic environment tempered, we continued to focus on the preservation of cash on hand and cash generation from the sale of existing inventory supply, including the introduction of additional sales incentives and reduced sales prices in certain situations in order to move this inventory. We also reevaluated pricing and incentives offered in select communities in response to local market conditions to generate sales on to-be-built inventory. Certain of these changes resulted in adjustments to our inventory valuations. See Note 4 to the Consolidated Financial Statements for discussion of the Company’s fiscal 2009 inventory impairments. In addition, we undertook the initial steps in improving our capitalization with the repurchase of $384.8 million of our Senior Notes at a discount and the issuance of $250 million of 12% Senior Secured Notes due 2017 (see Note 7 to the Consolidated Financial Statements where further discussed).

In fiscal 2008, we completed a comprehensive review of each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entailed an evaluation of both external market factors and our position in each market and resulted in the decision formalized and announced on February 1, 2008, to discontinue homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH and Lexington, KY. During the third quarter of fiscal 2008, we announced our decision to discontinue homebuilding operations in Colorado and Fresno, CA. As of September 30, 2009, we have completed all homebuilding activities in these markets. While the underlying basis for exiting each market was different, in each instance we concluded we could better serve shareholder interests by re-allocating the capital employed in these markets. The operating results of these markets that we have exited are included in loss from discontinued operations, net of tax in the accompanying Consolidated Statements of Operations for all periods presented.

In addition, as disclosed in our 2008 Form 10-K, the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008, identified accounting and financial reporting errors and irregularities which resulted in the restatement of certain of our prior period consolidated financial statements and found evidence that employees of the Company’s Beazer Mortgage Corporation (Beazer Mortgage) subsidiary, which voluntarily ceased operations in February 2008, violated certain federal and/or state regulations, including U.S. Department of Housing and Urban Development (HUD) regulations. Areas of concern uncovered by the Investigation included our former practices in the areas of: down payment assistance programs; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (FHA) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate.

As explained in Note 12 to the consolidated financial statements, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the Investigation discussed above. Based on the deferred prosecution agreement (DPA) with the U.S. Attorney and a settlement agreement with HUD and the civil division of the Department of Justice and our settlement agreements with the North Carolina Real Estate Commission and North Carolina Office of the Commissioner of Banks, we recognized expense of approximately $16 million in fiscal 2009 to cover payments that we believe are probable and reasonably estimable for fiscal years 2009 and 2010. Under the terms of the DPA, the Company’s liability in each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as described in Note 12) will also be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million. As of September 30, 2009, we have paid $11.5 million under the DPA and HUD agreement and have accrued $2.0 million for fiscal 2010 obligations. While we believe that our accrual for this liability is adequate as of September 30, 2009, positive adjusted EBITDA results in future years will require us to increase our accrual and incur additional expense in the future.

The Housing and Economic Recovery Act of 2008 (HERA) was enacted into law on July 30, 2008. Among other things, HERA provided for a temporary first-time home buyer tax credit for purchases made through July 1, 2009; reforms of Fannie Mae and Freddie Mac, including adjustments to the conforming loan limits; modernization and expansion of the FHA, including an increase to 3.5% in the minimum down payment required for FHA loans; and the elimination of seller-funded down payment assistance programs for FHA loans approved after September 30, 2008. Overall, HERA was intended to help stabilize and add consumer confidence to the housing industry. However, certain of the changes, such as the elimination of the down payment assistance programs and the increase in minimum down payments, have adversely impacted the ability of potential homebuyers to afford to purchase a new home or obtain financing. The down payment assistance programs were utilized for a number of our home closings in fiscal 2008.

The Emergency Economic Stabilization Act of 2008 (EESA) was enacted into law on October 3, 2008. EESA authorizes up to $700 billion in new spending authority for the United States Secretary of the Treasury (the Secretary) to purchase, manage and ultimately dispose of troubled assets. The provisions of this law include an expansion of the Hope for Homeowners Program. This program allows the Secretary to use loan guarantees and credit enhancements so that loans can be modified to prevent foreclosures. Also, the Secretary can consent to term extensions, rate-reductions and principal write-downs. Federal agencies that own mortgage loans are directed to seek modifications prior to foreclosures.

In February 2009, the $8,000 First Time Homebuyer Tax Credit was enacted into law. This law enables homebuyers who have not owned a home in the past three years, subject to certain income limits, to receive a tax credit of 10% of the purchase price of a home up to a maximum of $8,000. In November 2009, this tax credit was extended by Congress to June 2010 and the new law increased the annual income limits for qualification. In addition, the new law also added a $6,500 tax credit for qualified existing homeowners who elect to purchase a new home. Certain states also enacted laws which enabled certain homebuyers to receive additional state tax credits. Availability of these tax credits appears to have incentivized certain homebuyers to purchase homes during the second half of fiscal 2009, although it is not possible to quantify the precise impact.

In November 2009, Congress passed new net operating loss carry-back legislation which extended the carryback period from two years to five years. Based on our preliminary estimates, we expect to apply for a cash tax refund of approximately $50 million during the first quarter of fiscal 2010 from carrying back net operating losses to our 2004 tax year.

Outlook

Historically low interest rates, increased affordability and federal and state housing tax credits appear to have recently incented more prospective buyers to purchase a new home. Together with much lower levels of competition from private builders, these factors offer a slight hint of improvement, though it is premature to conclude that a sustainable recovery is underway. Foreclosures are still having by far the most damaging impact on the market. In most of our markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressure on all home sales and limit financing availability. As a result, we expect that fiscal 2010 will continue to pose challenges for us. Like many other homebuilders, we have experienced a material reduction in revenues and margins and we incurred significant net losses in fiscal 2007 through 2009. These net losses were driven primarily by asset impairment and lot option abandonment charges incurred in all three fiscal years. This has resulted in a decrease in our stockholders’ equity from $1.7 billion at September 30, 2006 to $196.6 million at September 30, 2009. We believe that the homebuilding market will remain challenging into fiscal

2010 and, as a result, it is likely that we will also incur net losses in 2010, which will further reduce our stockholders’ equity.

There were no amounts outstanding under our secured revolving credit facility at September 30, 2009 or 2008; however, as of September 30, 2009, we had provided $48.3 million of cash in addition to pledged real estate assets to supplementally collateralize our outstanding letters of credit of $45.6 million under the secured revolving credit facility and three stand-alone letter of credit facilities.

Obligations to consummate offers to purchase 10% of the original face amount of our non-convertible Senior Notes at par may be triggered if our consolidated tangible net worth (stockholders’ equity less intangible assets, as defined) is less than $85 million at the end of any two consecutive fiscal quarters. As of September 30, 2009, our consolidated tangible net worth was $137.0 million. If triggered and fully subscribed in the future, this could result in our having to purchase a maximum of $137.5 million of notes, based on the original amounts of the applicable notes; however, this amount may be reduced by certain Senior Note repurchases (potentially at less than par) made after the triggering date.

During fiscal 2009, S&P lowered the Company’s corporate credit rating to CCC and maintained its negative outlook. S&P also cut ratings on the company’s senior unsecured notes to D given S&P’s expectation for additional discounted bond repurchases. During fiscal 2009, Moody’s lowered its rating to Caa2 and reaffirmed its negative outlook, which is consistent with Moody’s methodology given a net loss situation. On March 12, 2009, Fitch lowered the Company’s issuer-default rating from B- to CCC and its senior notes from CCC+/RR5 to CC/RR5. The rating agencies announced that these downgrades reflect continued deterioration in our homebuilding operations, credit metrics, other earnings-based metrics and the significant decrease in our tangible net worth over the past year. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be further lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a further weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

Further, as of September 30, 2009, three of our joint ventures are in default (or have received default notices) under their debt agreements. Although neither the Company nor any of its subsidiaries is the borrower of any of this joint venture debt, we have issued guarantees of various types with respect to a number of these joint ventures. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. The estimated maximum exposure related to our debt repayment and loan-to-value maintenance guarantees was $19.6 million at September 30, 2009. See Note 3 to the Consolidated Financial Statements.

Our cash and cash equivalents at September 30, 2009 was $507.3 million. We believe our cash and cash equivalents as of September 30, 2009 and cash generated from our operations during fiscal 2010 will be adequate to meet our liquidity needs during fiscal 2010. Additionally, we may be able to reduce our investment in land and homes to generate further liquidity. However, if we are required to fund all of the potential obligations associated with lower levels of stockholders’ equity, tangible net worth and joint venture defaults, we would have cash requirements totaling approximately $205 million which would significantly reduce our overall liquidity.

As a result of these issues, in addition to our continued focus on generation and preservation of cash, we are also focused on increasing our stockholders’ equity and reducing our leverage. In order to accomplish this goal, we will likely need to issue new common or preferred equity. Any new issuance may take the form of public or private offerings for cash, equity issued to consummate acquisitions of assets or equity issued in exchange for a portion of our outstanding debt. In addition, we may from time to time continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all.

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

Inventory Valuation — Held for Development

Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets no less than quarterly for recoverability in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC 360). For those communities for which construction and development activities are expected to occur in the future or have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. The future enactment of a development plan or the occurrence of events and circumstances may indicate that the carrying amount of an asset may not be recoverable. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct and close all the homes in a typical community. However, the impact of the recent downturn in our business has significantly lengthened the estimated life of many communities. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.

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

As a result, we evaluate, among other things, the following information for each community:

•	Actual “Net Contribution Margin” (defined as homebuilding revenues less homebuilding costs and direct selling expenses) for homes closed in the current fiscal quarter, fiscal year to date and prior two fiscal quarters. Homebuilding costs include land and land development costs (based upon an allocation of such costs, including costs to complete the development, or specific lot costs), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest and estimated warranty costs. Direct selling expenses include commissions, closing costs and amortization related to model home furnishings and improvements;

•	Projected Net Contribution Margin for homes in backlog;

•	Actual and trending new orders and cancellation rates;

•	Actual and trending base home sales prices and sales incentives for home sales that occurred in the prior two fiscal quarters that remain in backlog at the end of the fiscal quarter and expected future homes sales prices and sales incentives and absorption over the expected remaining life of the community;

•	A comparison of our community to our competition to include, among other things, an analysis of various product offerings including, the size and style of the homes currently offered for sale, community amenity levels, availability of lots in our community and our competition’s, desirability and uniqueness of our community and other market factors; and

•	Other events that may indicate that the carrying value may not be recoverable.

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

The fair value of the homebuilding inventory held for development is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community, the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. The assumptions used in our discounted cash flow models are specific to each community tested for impairment. Historically, these assumptions did not include market improvements except in limited circumstances in the latter years of long-lived communities. Our assumptions assume limited market improvements in some communities beginning in fiscal 2011 and continuing improvement in these communities in subsequent years. We assumed the remaining communities would have market improvements beginning in fiscal 2012.

For the fiscal year ended September 30, 2009, we used discount rates of 17% to 22% in our estimated discounted cash flow impairment calculations. During fiscal 2009, 2008 and 2007, we recorded impairments of our inventory of approximately $80.1 million, $292.8 million and $412.6 million, respectively, for land under development and homes under construction for our continuing operations. Impairments of inventory previously held for development related to our discontinued operations were $93,000, $19.9 million and $28.3 million for fiscal 2009, 2008 and 2007, respectively.

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

Asset Valuation — Land Held for Sale

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

Additionally, in certain circumstances, management will re-evaluate the best use of an asset that is currently being accounted for as held for development. In such instances, management will review, among other things, the current and projected competitive circumstances of the community, including the level of supply of new and used inventory, the level of sales absorptions by us and our competition, the level of sales incentives required and the number of owned lots remaining in the community. Based on this review, if the foregoing criteria have been met at the end of the applicable reporting period and we believe that the best use of the asset is the sale of all or a portion of the asset in its current condition, then all or portions of the community are accounted for as held for sale.

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During fiscal 2009, 2008 and 2007, we recorded inventory impairments on land held for sale by our continuing operations of approximately $12.9 million, $61.2 million and $47.4 million, respectively. Land held for sale inventory impairments related to our discontinued operations totaled $9.0 million, $55.6 million and $0.6 million for fiscal 2009, 2008 and 2007, respectively.

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

Homebuilding Revenues and Costs

Revenue from the sale of a home is generally recognized when the closing has occurred and the risk of ownership is transferred to the buyer. As appropriate, revenue for condominiums under construction is recognized based on the percentage-of-completion method in accordance with SFAS 66, Accounting for Sales of Real Estate (ASC 360), when certain criteria are met. All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs (based upon an allocation of such costs, including costs to complete the development, or specific lot costs), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest and estimated warranty costs. Sales commissions are included in selling, general and administrative expense when the closing has occurred. All other costs are expensed as incurred.

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

Warranty reserves are included in other liabilities in the consolidated balance sheets. We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period, based on historical experience and management’s estimate of the costs to remediate the claims, and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by operating segment. An analysis by operating segment allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also contemplates the existence of any non-recurring or community-specific warranty related matters that might not be contemplated in our historical data and trends. As a result of our analyses, we adjust our estimated warranty liabilities. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future. Our estimation process for such accruals is discussed in Note 12 to the Consolidated Financial Statements. While we believe that our warranty reserves at September 30, 2009 are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

Investments in Unconsolidated Joint Ventures

We periodically enter into joint ventures with unrelated developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We have determined that our interest in these joint ventures should be accounted for under the equity method as prescribed by SOP 78-9, Accounting for Investments in Real Estate Ventures (ASC 970). We recognize our share of profits and losses from the sale of lots to other buyers. Our share of profits from lots purchased by Beazer Homes from the joint ventures are deferred and treated as a reduction of the cost of the land purchased from the joint venture. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer.

We evaluate our investments in unconsolidated entities for impairment during each reporting period in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock (ASC 323). A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value.

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

During fiscal 2009, 2008 and 2007, we wrote down our investment in certain of our joint ventures reflecting $13.8 million, $64.0 million and $28.6 million, respectively, of impairments of inventory held within those ventures. These charges are included in equity in loss of unconsolidated joint ventures in the accompanying Statement of Operations for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. In addition, for fiscal 2009 and 2008, respectively, there were $1.0 million and $4.8 million of joint venture impairments related to certain homebuilding operations in our discontinued operations and, as a result, have been included in loss from discontinued operations, net in the accompanying Statement of Operations. While we believe that no additional impairment of our unconsolidated joint venture investments existed as of September 30, 2009, market deterioration or changes in estimated future cash flows that exceeds our estimates may lead us to incur additional impairment charges. As of September 30, 2009, our remaining investments in unconsolidated joint ventures totaled $30.1 million.

Income Taxes — Valuation Allowance

Judgment is required in estimating valuation allowances for deferred tax assets. In accordance with SFAS 109, Accounting for Income Taxes (ASC 740), a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is not more likely than not that such assets will be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We periodically assess the need for valuation allowances for deferred tax assets based on the SFAS 109 more-likely-than-not realization threshold criterion. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, the Section 382 limitation on our ability to carryforward pre-ownership change net operating losses and recognized built-in losses or deductions, and tax planning alternatives.

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

SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if is more likely than not that some portion or all of a deferred tax asset will not be realized. During fiscal 2008, we determined that it was not more likely than not that substantially all of our deferred tax assets would be realized and, therefore, we established a valuation allowance of $400.6 million for substantially all of our deferred tax assets. We have not changed our assessment regarding the recoverability of our deferred tax assets as of September 30, 2009 and consequently, during the fiscal year ended September 30, 2009, we determined that an additional valuation allowance of $52.8 million was warranted. As of September 30, 2009, our deferred tax valuation allowance was $453.3 million. Management reassesses the realizability of the deferred tax assets each reporting period. To the extent that our results of operations improve and deferred tax assets become realizable, the valuation allowance will be reduced and result in a non-cash tax benefit.

We experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code as of December 31, 2007. Section 382 contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain built-in losses or deductions recognized during the five-year period after the ownership change. Therefore, our ability to utilize our pre-ownership change net operating loss carryforwards and recognize certain built-in losses or deductions is limited by Section 382 to a maximum amount of approximately $17 million annually.

At September 30, 2009, we estimated that approximately $165.8 million of our federal net operating loss carryforwards are not subject to the annual limitation imposed by Section 382. In addition, we have estimated that approximately $242.6 million of net operating loss carryforwards are subject to the annual limitation imposed by Section 382. Furthermore, we estimated that approximately $520.9 million of unrecognized built-in losses as of September 30, 2009 that, if recognized before January 1, 2013 would also be subject to the annual limitation triggered by the Section 382 ownership change at December 31, 2007.

Although our Board of Directors recently adopted a shareholder rights plan on July 31, 2009 which is intended to reduce the likelihood of an unintended “ownership change” within the meaning of Section 382 and thereby protect stockholder value by preserving our ability to use our net operating loss carryforwards, the shareholder rights plan does not ensure that our net operating loss carryforwards will be protected from an ownership change as defined in the tax laws, and there can be no assurance that such an ownership change will not occur. If another “ownership change” occurs, a new annual limitation on the utilization of net operating losses would be determined on that date.

Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, beginning in the second half of fiscal 2006 and continuing through the first two quarters of fiscal 2009, we continued to experience challenging conditions in most of our markets which contributed to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations. The following chart presents certain quarterly operating data for our continuing operations for our last twelve fiscal quarters.

New Orders (net of cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2009	533	1,124	1,536	1,012	4,205
2008	1,054	1,745	1,616	988	5,403
2007	1,488	3,466	2,580	843	8,377

Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2009	890	807	948	1,685	4,330

2008	1,733	1,319	1,419	2,226	6,697

2007	2,216	2,323	2,243	3,378	10,160

RESULTS OF CONTINUING OPERATIONS:

	Fiscal Year Ended September 30,
($ in thousands)	2009	2008	2007

Revenues:
Homebuilding	$1,000,010	$1,693,583	$2,935,900
Land and lot sales	3,389	115,737	93,020
Financial Services	1,813	4,193	8,068

Total	$1,005,212	$1,813,513	$3,036,988

Gross profit (loss)
Homebuilding	$18,374	$(247,688)	$(122,320)
Land and lot sales	620	9,570	5,111
Financial Services	1,813	4,193	8,068

Total	$20,807	$(233,925)	$(109,141)

Selling, general and administrative (SG&A) expenses:
Homebuilding	$226,973	$306,837	$355,897
Financial Services	1,106	2,483	3,342

Total	$228,079	$309,320	$359,239

Depreciation and amortization	$18,736	$24,708	$28,244
As a percentage of total revenue:
Gross Margin	2.1%	-12.9%	-3.6%
SG&A - homebuilding	22.6%	16.9%	11.7%
SG&A - Financial Services	0.1%	0.1%	0.1%
Goodwill impairment	$16,143	$48,105	$51,625
Equity in income (loss) of unconsolidated joint ventures from:
Joint venture activities	$509	$(12,527)	$(3,138)
Impairments	$(13,812)	$(64,025)	$(28,553)
Option contract abandonments	-	-	(3,386)

Equity in loss of unconsolidated joint ventures	$(13,303)	$(76,552)	$(35,077)

Gain (loss) on extinguishment of debt	$144,503	$-	$(413)
Effective tax rate from continuing operations	4.6%	-9.8%	35.3%

Discontinued Operations. During fiscal 2009, all of the homebuilding operating activities in the markets we have exited have ceased. On February 1, 2008, we determined that we would discontinue our mortgage origination services through Beazer Mortgage Corporation (BMC). As of September 30, 2008, all of BMC operating activities had ceased. We have classified the results of operations of BMC, previously included in our Financial Services segment, and our exit markets, previously included in our Other Homebuilding segment, as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. All statement of operations information in the table above and the management discussion and analysis that follow exclude the results of discontinued operations. Discontinued operations were not segregated in the Consolidated Statements of Cash Flows or the Consolidated Balance Sheets. Total revenue from discontinued operations was $18.0 million, $264.6 million and $453.8 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Additional operating data related to discontinued operations for the fiscal years ended September 30, 2009, 2008 and 2007 is as follows:

	Fiscal Year Ended September 30,
($ in thousands)	2009	2008	2007

Closings	58	995	1,860
New Orders	18	662	1,526
Homebuilding revenues	$14,913	$220,721	$423,694
Land and lot sale revenues	$3,077	$40,064	$6,043
Mortgage revenues	$-	$3,842	$24,094

See Note 14 to the Consolidated Financial Statements for additional information related to our discontinued operations.

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

Revenues. The continued deterioration of the housing industry contributed to a 41.0% decrease in homebuilding revenues and a 35.3% decrease in homes closed from fiscal 2008 primarily due to the tightening of mortgage credit availability, an increase in home foreclosures and other economic factors that impacted consumer homebuyers. Foreclosures are still having the most damaging impact on the market. In every market, appraisals continue to be negatively impacted by foreclosure comparables which put further pricing pressure on all home sales and limit financing availability. The decline in closings was especially pronounced in all of the markets in our Southeast segment and our Nevada, North Carolina and Tennessee markets. The average sales price of homes closed decreased by 8.6% to $230,900 from $252,700 for the fiscal years ended September 30, 2009 and 2008, respectively. Average sales price decreased most significantly in our Florida, Nevada, Virginia, Maryland, New Jersey and California markets, due primarily to increased price competition and subsequent price discounting and increasing sales incentives related to the challenging market conditions, including the increased number of foreclosed homes on the market at below average sales prices.

In addition, we had $3.4 million and $115.7 million of land sales for the fiscal years ended September 30, 2009 and 2008 respectively. Fiscal 2008 land and lot sales primarily resulted from our sale of two condominium projects in Virginia to third parties.

Gross Profit (Loss). Gross margin for fiscal 2009 was 2.1% (11.7% without $97.0 million of impairments and abandonments) compared to a gross margin of -12.9% for fiscal 2008 (9.5% without $406.2 million of impairments and abandonments). While we have begun to see signs that some negative market trends may be moderating at both local and national levels, key macroeconomic indicators remain soft or mixed and gross margins continued to be negatively impacted by continued market weakness in the homebuilding industry. The improvement in gross margin was directly related to a reduction in non-cash pre-tax inventory impairments and option contract abandonments from $406.2 million in fiscal 2008 to $97.0 million in fiscal 2009, as well as from cost reductions related to our cost control initiatives including renegotiated vendor pricing where possible.

In our continued efforts to redeploy assets to more profitable endeavors, we executed several land sales during the past two fiscal years. We realized minimal profit on land sales of $0.6 million in fiscal 2009 compared to a gain on land sales of $9.6 million in fiscal 2008.

Selling, General and Administrative Expense. Selling, general and administrative expense (SG&A) totaled $228.1 million in fiscal 2009 and $309.3 million in fiscal 2008. The 26.3% decrease in SG&A expense during the periods presented is primarily related to cost reductions realized as a result of our comprehensive review and realignment of our overhead structure in light of our reduced volume expectations and lower sales commissions related to decreased revenues, and decreased investigation-related costs and severance costs offset partially by approximately $16 million of expense for obligations related to the government investigations (see Note 12 to the Consolidated Financial Statements). Fiscal 2009 and 2008 SG&A expense included $4.6 million and $3.3 million in severance costs related to employees who had been severed as of September 30 of the respective year. In addition, fiscal 2009 and 2008 SG&A expense included $23.8 million and $31.8 million, respectively of government investigation-related costs, including the $16 million obligation discussed above. As of September 30, 2009, we had reduced our overall number of employees by 543 or 38% as compared to September 30, 2008, or a cumulative reduction of 79% since September 30, 2006. As a percentage of total revenue, SG&A expenses were 22.7% in fiscal 2009 (20.3% excluding the investigation-related costs) and 17.1% in fiscal 2008 (15.3% excluding the investigation-related costs). The increase in SG&A costs as a percentage of total revenue is primarily related to the aforementioned investigative and severance costs and the impact of fixed overhead expenses on reduced revenues.

Depreciation and Amortization. Depreciation and amortization (D&A) totaled $18.7 million in fiscal 2009 and $24.7 million in fiscal 2008. The decrease in D&A during the periods presented is primarily related to reduced spending on model furnishings and sales office improvements as a result of our strategic review of our communities and reduction in headcount.

Goodwill Impairment Charges. The Company experienced a significant decline in its market capitalization during first quarter of fiscal 2009. As of December 31, 2008, we considered current and expected future market conditions and recorded a pre-tax, non-cash goodwill impairment charge of $16.1 million in the first quarter of fiscal 2009 related to our reporting units in Maryland, Houston, Texas and Nashville, Tennessee. As a result of this impairment charge, we have no goodwill remaining as of September 30, 2009. In fiscal 2008, in light of continuing market weakness, significantly reduced new orders, additional pricing pressures and additional incentives provided to homebuyers, our reforecasting of expected future results of operations and increasing inventory charges, we recorded pretax, non-cash goodwill impairment charges of $48.1 million related to our reporting units in Arizona, New Jersey, Southern California and Virginia. In fiscal 2007, we recorded pretax, non-cash goodwill impairment charges of $51.6 million related to our reporting units in Nevada, Northern California, Florida and certain of our reporting units in South Carolina. The goodwill impairment charges were based on estimates of the fair value of the underlying assets of the reporting units.

Joint Venture Impairment Charges. As a result of the further deterioration of the housing market in fiscal 2008 and the first half of fiscal 2009 and the settlement of guarantees under debt obligations of certain of our unconsolidated joint ventures, we recorded impairments in certain of our unconsolidated joint ventures totaling $13.8 million and $64.0 million in fiscal 2009 and 2008, respectively (see Note 3 to the Consolidated Financial Statements where further discussed). If these adverse market conditions continue or worsen, we may have to take further impairments of our investments in these joint ventures that may have a material adverse effect on our financial position and results of operations.

Gain on Extinguishment of Debt. During the second half of fiscal 2009, we voluntarily repurchased in open-market transactions $384.8 million principal amount of our Senior Notes. The aggregate purchase price was $247.7 million, plus accrued and unpaid interest as of the purchase date. The repurchase of these notes resulted in a $130.2 million pre-tax gain on extinguishment of debt, net of unamortized discounts and debt issuance costs related to these notes. During fiscal 2009, we also negotiated a reduced payoff for one of our other secured notes payable totaling $22.7 million and recorded a gain on debt extinguishment of $14.3 million related to the repayment of this note.

Income Taxes. As we are in a cumulative loss position, as analyzed under SFAS 109, and based on the lack of sufficient objective evidence regarding the realization of our deferred tax assets in the foreseeable future, we recorded an additional valuation allowances of $52.8 million and $400.3 million in fiscal 2009 and 2008, respectively, for substantially all of our deferred tax assets (see Note 8 to the Consolidated Financial Statements for additional information).

Our effective tax rate for continuing operations was 4.6% for fiscal 2009 and -9.8% for fiscal 2008. The effective tax rates for fiscal 2009 and 2008 were impacted by $16.1 million and $48.1 million of non-cash goodwill impairment charges discussed above. The change in our effective tax rate between years is primarily due to our valuation allowances, state income taxes incurred, non-deductible goodwill impairment charges and adjustments related to our liabilities for unrecognized tax benefits. The principal difference between our effective rate and the U.S. federal statutory rate in fiscal 2009 and 2008 is due to our valuation allowance, state income taxes incurred and certain non-deductible goodwill impairment charges ($15.7 million and $47.0 million were non-tax deductible in fiscal 2009 and 2008, respectively).

Segment Results for Fiscal 2009 Compared to Fiscal 2008:

Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues, the average selling prices of our homes and closings by reportable segment ($ in thousands):

	Homebuilding Revenues			Average Selling Price			Closings
	2009	2008	Change	2009	2008	Change	2009	2008	Change

West	$414,498	$668,900	-38.0%	$216.3	$240.5	-10.1%	1,916	2,777	-31.0%
East	404,992	673,251	-39.8%	257.5	279.9	-8.0%	1,573	2,405	-34.6%
Southeast	180,520	351,432	-48.6%	214.6	232.0	-7.5%	841	1,515	-44.5%

Total	$1,000,010	$1,693,583	-41.0%	$230.9	$252.7	-8.6%	4,330	6,697	-35.3%

Homebuilding revenues decreased for the fiscal year ended September 30, 2009 compared to fiscal 2008 due to decreased closings in the majority of our markets, related to reduced demand, excess capacity in both new and resale markets (including increased foreclosures available at lower prices) as investors continued to divest of prior home purchases and potential homebuyers have difficulty selling their homes and/or obtaining financing. In addition, credit tightening in the mortgage markets, increased unemployment and a decline in consumer confidence in the majority of our markets further compounded the market pressures during the fiscal year 2009.

Specifically, homebuilding revenues in the West segment decreased for fiscal 2009 compared to fiscal 2008 due to reduced average sales prices and reduced demand in the majority of the markets in this segment due to deteriorating market conditions and excess capacity in both the new home and resale markets. In addition, credit tightening in the mortgage markets and a decline in consumer confidence in all of our markets further compounded the market deterioration in our Nevada, California, Texas and Arizona markets in our West segment.

For the fiscal year ended September 30, 2009, our East segment homebuilding revenues decreased by 39.8% driven by a 34.6% decline in closings and a 8% decline in average sales prices which was particularly pronounced in our Maryland, New Jersey and Tennessee, Virginia markets. These declines reflect the impact of excess capacity in the resale markets, the impact of credit tightening in the mortgage markets, competitive pricing pressures and a decline in consumer confidence.

Our Southeast segment continued to be challenged by significant declines in demand and excess capacity in both the new home and resale markets and high foreclosures, especially in our Georgia and Florida markets, driving decreases in homebuilding revenues of 48.6% for fiscal 2009 as compared to fiscal 2008. Home closings in the Southeast segment decreased by 44.5% from the prior year due to deteriorating market conditions and competitive pressures. The decrease in closings was driven by lower demand, higher available supply of new and resale inventory, increased competition and the tightening of credit requirements and decreased availability of mortgage options for potential homebuyers.

Land and Lot Sales Revenues. The table below summarizes land and lot sales revenues by reportable segment ($ in thousands):

	Land and Lot Sales Revenues
	2009	2008	Change

West	$1,529	$5,203	-70.6%
East	1,120	107,129	-99.0%
Southeast	740	3,405	-78.3%

Total	$3,389	$115,737	-97.1%

Land and lot sales revenue in fiscal 2009 relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets. Fiscal 2008 land and lots sales revenue primarily related to the sale of two condominium projects in Virginia.

Gross Profit (Loss). Homebuilding gross profit (loss) is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges). The following table sets forth our homebuilding gross profit (loss) and gross margin by reportable segment and total gross profit (loss) and gross margin ($ in thousands):

	2009		2008
	Gross Profit		Gross (Loss)	Gross
	(Loss)	Gross Margin	Profit	Margin

West	$29,634	7.1%	$(57,471)	-8.6%
East	47,760	11.8%	11,563	1.7%
Southeast	(1,718)	-1.0%	(57,338)	-16.3%
Corporate & unallocated	(57,302)		(144,442)

Total homebuilding	18,374	1.8%	(247,688)	-14.6%

Land and lot sales	620		9,570
Financial services	1,813		4,193

Total	$20,807	2.1%	$(233,925)	-12.9%

The increase in gross margins across all segments is primarily due to lower inventory impairments and lot option abandonment charges.

Corporate and unallocated. Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs. The decrease in corporate and unallocated costs relates primarily to 1) a reduction of approximately $8 million in investigation-related costs given the resolution of the previously disclosed investigations despite $16 million of expense related to our obligations under the Deferred Prosecution Agreement (see Note 12 to the Consolidated Financial Statements), 2) a reduction of $57.5 million in the amortization of capitalized interest costs due to a lower capitalizable inventory base and an increase in disallowed interest for capitalization which is recorded as other expense, net in the accompanying Consolidated Statements of Operations, and 3) a reduction of $16.7 million in expenses related to the impairment of capitalized interest and indirect costs in connection with the reduced level of inventory impairments in fiscal 2009 compared to fiscal 2008.

Land and Lot Sales Gross Profit (Loss). The table below summarizes land and lot sales gross profit (loss) by reportable segment ($ in thousands):

	Land and Lot Sales Gross Profit (Loss)
	2009	2008	Change

West	$(1)	$2,139	-100.0%
East	562	7,454	-92.5%
Southeast	59	(23)	356.5%

Total	$620	$9,570	-93.5%

The decrease in land and lot sales gross profit from fiscal 2008 is primarily related to the 2008 sale of two condominium projects in Virginia in our East segment.

Inventory Impairments. The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the fiscal years ended September 30, 2009 and 2008 (in thousands) :

	Fiscal Year Ended September 30,
	2009	2008

Development projects and homes in process (Held for Development)
West	$42,842	$147,278
East	10,005	72,040
Southeast	22,160	51,663
Unallocated	5,116	21,769

Subtotal	$80,123	$292,750

Land Held for Sale
West	$9,357	$8,505
East	1,071	18,068
Southeast	2,452	34,608

Subtotal	$12,880	$61,181

Lot Option Abandonments
West	$99	$15,356
East	2,949	10,362
Southeast	947	26,519

Subtotal	$3,995	$52,237

Continuing Operations	$96,998	$406,168

The inventory held for development that was impaired during fiscal 2009 represented 3,526 lots in 45 communities with an estimated fair value of $108.4 million. The inventory held for development that was impaired during fiscal 2008 represented 9,899 lots in 169 communities with an estimated fair value of $486.2 million. During fiscal 2009, for certain communities we determined it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates led to additional impairments in certain communities during the fiscal year. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material. The impairments recorded on our held for development inventory for the fiscal years ended September 30, 2009 and 2008, primarily resulted from the continued decline in the homebuilding environment across our submarkets.

During fiscal 2009 and 2008, as a result of challenging market conditions and review of recent comparable transactions, certain of the Company’s land held for sale was further written down to net realizable value, less estimated costs to sell. As a result, we recorded $12.9 million and $61.2 million of impairments on land during fiscal 2009 and 2008, respectively.

We have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. We recorded lot option abandonment charges during the fiscal years ended September 30, 2009 and 2008 of $4.0 million and $52.2 million, respectively. The abandonment charges relate to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan and related to our prior year decision to exit certain markets.

Inventory impairments recorded on a quarterly basis during fiscal 2009, the estimated fair value of impaired inventory at period end, the number of lots and number of communities impaired are set forth in the table below as follows ($ in thousands):

				Estimated Fair
	Inventory Impairments			Value of Impaired
	Held for	Held for		Inventory at Period	Lots	Communities
Quarter Ended	Development	Sale	Total	End	Impaired	Impaired

December 31, 2008	$11,943	$176	$12,119	$23,265	339	6
March 31, 2009	35,082	5,399	40,481	43,404	1,752	22
June 30, 2009	6,269	4,420	10,689	5,877	117	4
September 30, 2009	26,829	2,885	29,714	35,876	1,318	13

Fiscal 2008	$80,123	$12,880	$93,003		3,526	45

Unit Data by Segment

	New Orders, net			Cancellation Rates
	2009	2008	Change	2009	2008

West	1,834	2,499	-26.6%	35.3%	41.1%
East	1,669	1,573	6.1%	29.3%	45.2%
Southeast	702	1,331	-47.3%	25.2%	27.4%

Total	4,205	5,403	-22.2%	31.4%	39.6%

New Orders and Backlog: New orders, net of cancellations, decreased 22.2% to 4,205 units during fiscal 2009 compared to 5,403 units for the same period in the prior year driven by weaker market conditions, including the tightening of mortgage credit availability, an increase in home foreclosures and other economic factors that have impacted homebuyers. Our third and fourth quarter fiscal 2009 net new orders reflect a sequential improvement in sales trends that we have experienced recently. Historically low interest rates, increased affordability and federal and state housing tax credits appear to have enticed more prospective buyers to purchase a new home; however, foreclosures are still having a damaging impact on the market. In most of our markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressures on all home sales and limit financing availability.

For fiscal 2009, we experienced cancellation rates of 31.4% compared to 39.6% for fiscal 2008. These cancellation rates in both fiscal 2009 and 2008 reflect the continued challenging market environment which includes the inability of many potential homebuyers to sell their existing homes and obtain affordable financing. In addition, on July 1, 2008, we completed the sale of two large condominium projects in Virginia, which resulted in the cancellation of 215 orders for fiscal 2008, and the significant increase in the cancellation rate for our East segment. Excluding these transactions, our cancellation rates in the East Segment and total continuing operations were 37.7% and 37.2%, respectively, for fiscal 2008. The decrease in cancellation rates across all markets reflects competitive pricing and a trend in the current environment that buyers are only willing to contract on a new home once their current home sells.

Backlog reflects the number and value of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog for our continuing operations at September 30, 2009 of $280.8 million decreased 11.8% from $318.4 million at September 30, 2008, related to a decrease in the number of homes in backlog from 1,318 units at September 30, 2008 to 1,193 units at September 30, 2009. The decrease in the number of homes in backlog across our West and Southeast markets is driven primarily by the aforementioned market weakness and lower new orders.

	Backlog at September 30,
	2009	2008	Change

West	445	527	-15.6%
East	581	485	19.8%
Southeast	167	306	-45.4%

Total	1,193	1,318	-9.5%

Backlog has declined in many of our homebuilding markets due primarily to lower new orders caused by a competitive environment, increased foreclosures, the reduction in the availability of mortgage credit for our potential homebuyers and our decision to sell certain large projects. Foreclosures are still having by far the most damaging impact on the market. Particularly in our Southeast and Nevada markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressure on all home sales and limit financing availability. As the availability of mortgage loans stabilizes and the inventory of new and used homes decreases, backlog should increase; however, continued reduced levels of backlog will produce less revenue in the future which could also result in additional asset impairment charges and lower levels of liquidity.

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

Revenues. The continued deterioration of the housing industry contributed to a 42.3% decrease in homebuilding revenues from fiscal 2008 compared to fiscal 2007. Homes closed decreased by 34.1% to 6,697 in fiscal 2008 compared to 10,160 in fiscal 2007 as excessive levels of new and resale home supplies, tightening of mortgage credit availability and other economic factors impacted consumer homebuyers. This decline was especially pronounced in our California, Nevada, Arizona, New Jersey, South Carolina and Florida markets. The average sales price of homes closed decreased by 11.8% to $252,700 from $286,700 for the fiscal years ended September 30, 2008 and 2007, respectively. Average sales price decreased most significantly in our Florida, Nevada and California markets, due primarily to increased price competition and subsequent price discounting and increasing sales incentives related to the challenging market conditions, including the increased number of foreclosed homes on the market at below average sales prices.

In addition, we had $115.7 million and $93.0 million of land sales for the fiscal years ended September 30, 2008 and 2007 respectively. The increase in land sales in fiscal 2008 primarily resulted from our sale of two condominium projects in Virginia.

Gross Profit (Loss). Gross margin for fiscal 2008 was -12.9% compared to a gross margin of -3.6% for fiscal 2007 driven by market weakness resulting in lower revenues. Gross margins for both periods were significantly impacted by non-cash pre-tax inventory impairments and option contract abandonments of $406.2 million in fiscal 2008 compared to $572.0 million recognized in fiscal 2007. Gross margins for fiscal 2008 continued to be negatively impacted by both higher levels of price discounting and sales incentives as compared to the same period a year ago. In response to these market conditions and based on our internal analyses and business decisions, we incurred non-cash, pretax charges of $353.9 million for inventory impairments and $52.2 million for the abandonment of certain land option contracts during fiscal 2008. During fiscal 2007, we recorded $460.0 million of inventory impairments and $112.0 million for the abandonment of land option contracts. Gross profit also includes a reduction in the accrual and costs related to the Trinity class action litigation settlement of $2.5 million in 2008 and $23.8 million in 2007 (see Note 12 to the Consolidated Financial Statements).

In an effort to redeploy assets to more profitable endeavors, we executed several land sales during the past two fiscal years. We realized a gain on land sales of $9.6 million in fiscal 2008 and $5.1 million in fiscal 2007.

Selling, General and Administrative Expense. Selling, general and administrative expense (SG&A) totaled $309.3 million in fiscal 2008 and $359.2 million in fiscal 2007. The 13.9% decrease in SG&A expense during the periods presented is primarily related to cost reductions realized as a result of our comprehensive review and realignment of our overhead structure in light of our reduced volume expectations and lower sales commissions related to decreased revenues, offset by increased costs related to investigation related costs and severance costs. Fiscal 2008 and 2007 SG&A expense included $3.3 million and $3.8 million in severance costs related to employees who had been severed as of September 30 of the respective year. In addition, fiscal 2008 and 2007 SG&A expense included $31.8 million and $10.8 million, respectively of investigation related costs (an additional $6.4 million was incurred in fiscal 2007 related to and is recorded in our discontinued operations). As of September 30, 2008, we had reduced our overall number of employees by 1,175 or 45% as compared to September 30, 2007, or a cumulative reduction of 66% since September 30, 2006. As a percentage of total revenue, SG&A expenses were 17.1% in fiscal 2008 (15.3% excluding the investigation related costs) and 11.8% in fiscal 2007 (11.5% excluding the investigation related costs). The increase in SG&A costs as a percentage of total revenue is primarily related to the aforementioned investigative and severance costs and the impact of fixed overhead expenses on reduced revenues.

Depreciation and Amortization. Depreciation and amortization (D&A) totaled $24.7 million in fiscal 2008 and $28.2 million in fiscal 2007. The decrease in D&A during the periods presented is primarily related to reduced spending on model furnishings and sales office improvements as a result of our strategic review of our communities.

Goodwill Impairment Charges. In light of continuing market weakness, significantly reduced new orders, additional pricing pressures and additional incentives provided to homebuyers, our reforecasting of expected future results of operations and increasing inventory charges, and in connection with goodwill impairment tests in accordance with SFAS 142, we recorded pretax, non-cash goodwill impairment charges of $48.1 million in fiscal 2008 related to our reporting units in Arizona, New Jersey, Southern California and Virginia. In fiscal 2007, we recorded pretax, non-cash goodwill impairment charges of $51.6 million related to our reporting units in Nevada, Northern California, Florida and certain of our reporting units in South Carolina. The goodwill impairment charges were based on estimates of the fair value of the underlying assets of the reporting units. These charges are reported in Corporate and unallocated and are not allocated to our homebuilding segments. To the extent that there is further deterioration in market conditions or overall economic conditions or our strategic plans change, it is possible that our conclusion regarding fair value of reporting units which are currently not impaired could change, which could result in future goodwill impairments that have a material adverse effect on our financial position and results of operations.

Loss on Extinguishment of Debt. In fiscal 2007, we voluntarily repurchased $30.0 million of our outstanding senior notes on the open market for an aggregate purchase price of $30.5 million, plus accrued and unpaid interest as of the purchase date. The repurchase of these notes resulted in a net $412,500 pretax loss on extinguishment of debt.

Joint Venture Impairment Charges. As of September 30, 2008, we participated in certain land development joint ventures in which we had less than a controlling interest. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. As a result of the deterioration of the housing market in fiscal 2008, we wrote down our investment in certain of our joint ventures reflecting $64.0 million of impairments of inventory held within those joint ventures. Joint venture impairments of $28.6 million and $3.4 million of contractual obligation abandonments were recorded in fiscal 2007. If these adverse market conditions continue or worsen, we may have to take further writedowns of our investments in these joint ventures that may have a material adverse effect on our financial position and results of operations.

Income Taxes. Our effective tax rate for continuing operations was -9.8% for fiscal 2008 and 35.3% for fiscal 2007. The effective tax rates for fiscal 2008 and 2007, respectively, were impacted by $48.1 million and $51.6 million of non-cash goodwill impairment charges discussed above.

The decrease in our effective tax rate between years is primarily due to the valuation allowance recorded in fiscal 2008. As we are in a cumulative loss position, as analyzed under SFAS 109, and based on the lack of sufficient objective evidence regarding the realization of our deferred tax assets in the foreseeable future, during fiscal 2008, we recorded an additional valuation allowance of $400.3 million for substantially all of our deferred tax assets (see Note 8 to the Consolidated Financial Statements for additional information). We recorded tax benefits related to certain discrete items totaling $3.1 million in fiscal 2007. The principal difference between our effective rate and the U.S. federal statutory rate in fiscal 2008 is due to our valuation allowance, state income taxes incurred and certain non-deductible goodwill impairment charges ($47.0 million of the $48.1 million was non-tax deductible). The principal difference between our effective rate and the U.S. federal statutory rate in fiscal 2007 is due to state income taxes incurred and certain non-deductible goodwill impairment charges ($46.4 million of the $51.6 million was non-tax deductible).

Segment Results for Fiscal 2008 Compared to Fiscal 2007:

Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues, the average selling prices of our homes and closings by reportable segment ($ in thousands):

	Homebuilding Revenues			Average Selling Price			Closings
	2008	2007	Change	2008	2007	Change	2008	2007	Change

West	$668,900	$1,276,480	-47.6%	$240.5	$288.5	-16.6%	2,777	4,369	-36.4%
East	673,251	877,705	-23.3%	279.9	313.2	-10.6%	2,405	2,821	-14.7%
Southeast	351,432	781,715	-55.0%	232.0	258.9	-10.4%	1,515	2,970	-49.0%

Total	$1,693,583	$2,935,900	-42.3%	$252.7	$286.7	-11.9%	6,697	10,160	-34.1%

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

Land and Lot Sales Revenues. The table below summarizes land and lot sales revenues by reportable segment ($ in thousands):

	Land and Lot Sales Revenues
	2008	2007	Change

West	$5,203	$45,390	-88.5%
East	107,129	11,892	800.8%
Southeast	3,405	35,738	-90.5%

Total	$115,737	$93,020	24.4%

The increase in land and lot sales revenues in fiscal 2008 primarily resulted from our sale of two condominium projects in Virginia. Fiscal 2007 land and lot sales revenues related to land and lots sold in our West and Southeast segments that did not fit within our homebuilding programs in those segments.

Gross (Loss) Profit. The following table sets forth our homebuilding gross (loss) profit and gross margin by reportable segment and total gross (loss) profit and gross margin ($ in thousands):

	2008		2007
	Gross (Loss)	Gross	Gross (Loss)	Gross
	Profit	Margin	Profit	Margin

West	$(57,471)	-8.6%	$(95,309)	-7.5%
East	11,563	1.7%	41,545	4.7%
Southeast	(57,338)	-16.3%	66,644	8.5%
Corporate & unallocated	(144,442)		(135,199)

Total homebuilding	(247,688)	-14.6%	(122,319)	-4.2%

Land and lot sales	9,570		5,110
Financial services	4,193		8,068

Total	$(233,925)	-12.9%	$(109,141)	-3.6%

The decrease in gross margins across all segments is primarily due to further deteriorating market conditions, increase in sales incentives and the impact of charges related to inventory impairments and the abandonment of certain lot option contracts, discussed by segment below.

Corporate and unallocated. Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs. Costs for fiscal 2008 and fiscal 2007 are offset by $2.5 million and $23.8 million, respectively, of reductions in accruals associated with construction defect claims from water intrusion in Indiana related to a prior acquisition. Excluding these accrual reductions, fiscal 2008 corporate and unallocated costs decreased from fiscal 2007 due primarily to decreased amortization of capitalized interest related to decreased closings.

Land and Lot Sales Gross Profit (Loss). The table below summarizes land and lot sales gross profit (loss) by reportable segment ($ in thousands):

	Land and Lot Sales Gross Profit (Loss)
	2008	2007	Change

West	$2,139	$2,957	-27.7%
East	7,454	2,374	214.0%
Southeast	(23)	(221)	89.6%

Total	$9,570	$5,110	87.3%

The increase in land and lot sales gross profit from fiscal 2007 is primarily related to the 2008 sale of two condominium projects in Virginia in our East segment.

Inventory Impairments. The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the fiscal years ended September 30, 2008 and 2007 (in thousands) :

	Fiscal Year Ended September 30,
	2008	2007

Development projects and homes in process (Held for Development)
West	$147,278	$224,782
East	72,040	95,734
Southeast	51,663	68,220
Unallocated	21,769	23,853

Subtotal	$292,750	$412,589

Land Held for Sale
West	$8,505	$46,138
East	18,068	798
Southeast	34,608	500

Subtotal	$61,181	$47,436

Lot Option Abandonments
West	$15,356	$54,703
East	10,362	23,979
Southeast	26,519	33,332

Subtotal	$52,237	$112,014

Continuing Operations	$406,168	$572,039

The inventory held for development that was impaired during fiscal 2008 represented 9,899 lots in 169 communities with an estimated fair value of $486.2 million. The inventory held for development that was impaired during fiscal 2007 represented 10,923 lots in 122 communities with an estimated fair value of $783.6 million. The impairments recorded on our held for development inventory, for all segments, primarily resulted from the continued significant decline in the homebuilding environment that negatively impacted the sales prices of homes and increased the sales incentives offered to potential homebuyers in our efforts to increase home sales absorptions. In addition, the homebuilding markets that comprise our West segment consist of markets that once experienced the most significant home price appreciation in the nation during the 2004 through 2006 periods which was driven in large part by speculative purchases and the availability of mortgage credit during those time periods which are significantly less available in the marketplace. The decline in the availability of mortgage loan products and the exit of speculators from the market, among other factors, contributed to the significant increase in the supply of new and used homes on the market for sale.

We have also recorded $61.2 million and $47.4 million of impairments on land during fiscal 2008 and 2007, respectively that we have determined does not fit within our homebuilding needs in the current environment and have thus classified as held for sale. The impairments recorded on our land held for sale, for all segments, primarily resulted from the continued significant decline in the homebuilding environment as discussed above.

In addition, based on the significant decline in the homebuilding market, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. The total abandonments recorded for fiscal 2008 were $52.2 million representing 39 communities, with the Southeast segment representing 50.8% of fiscal 2008 abandonments as we made decisions to abandon certain option contracts that no longer fit in our long-term strategic plan. Fiscal 2007 abandonments were $112.0 million, representing 103 communities and were concentrated in our West and Southeast segments, generally among markets with the highest levels of new and resale home supply.

Inventory impairments recorded on a quarterly basis during fiscal 2008, the estimated fair value of impaired inventory at period end, the number of lots and number of communities impaired are set forth in the table below as follows ($ in thousands):

				Estimated Fair
	Inventory Impairments			Value of Impaired
	Held for	Held for		Inventory at Period	Lots	Communities
Quarter Ended	Development	Sale	Total	End	Impaired	Impaired

December 31, 2007	$99,634	$10,769	$110,403	$150,150	2,529	43
March 31, 2008	110,432	33,010	143,442	164,083	3,153	57
June 30, 2008	44,328	16,214	60,542	97,855	2,328	40
September 30, 2008	38,356	1,188	39,544	74,089	1,889	29

Fiscal 2008	$292,750	$61,181	$353,931		9,899	169

Unit Data by Segment

	New Orders, net			Cancellation Rates
	2008	2007	Change	2008	2007

West	2,499	3,444	-27.4%	41.1%	46.4%
East	1,573	2,816	-44.1%	45.2%	34.3%
Southeast	1,331	2,117	-37.1%	27.4%	40.4%

Total	5,403	8,377	-35.5%	39.6%	41.2%

New Orders and Backlog: New orders, net of cancellations, decreased 35.5% to 5,403 units during fiscal 2008 compared to 8,377 units for the same period in the prior year driven by weaker market conditions resulting in reduced demand compared to the number of new orders received in fiscal 2007. For fiscal 2008, we experienced cancellation rates of 39.6% compared to 41.2% for fiscal 2007. These cancellation rates in both fiscal 2008 and 2007 reflect the continued challenging market environment which included the inability of many potential homebuyers to sell their existing homes and obtain affordable financing. In addition, on July 1, 2008, we completed the sale of two large condominium projects in Virginia, which resulted in the cancellation of 215 orders for fiscal 2008, and the significant increase in the cancellation rate for our East segment.

Backlog reflects the number and value of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog at September 30, 2008 of $318.4 million decreased 57.6% from $751.1 million at September 30, 2007, related to a decrease in the number of homes in backlog from 2,612 units at September 30, 2007 to 1,318 units at September 30, 2008. The decrease in the number of homes in backlog across all of our markets is driven primarily by the aforementioned market weakness and lower new orders.

	Backlog at September 30,
	2008	2007	Change

West	527	805	-34.5%
East	485	1,317	-63.2%
Southeast	306	490	-37.6%

Total	1,318	2,612	-49.5%

Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of September 30, 2009, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

Liquidity and Capital Resources. Our sources of cash liquidity include, but are not limited to, cash from operations, proceeds from Senior Notes and other bank borrowings, the issuance of equity securities and other external sources of funds. Our short-term and long-term liquidity depend primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities) and bank borrowings.

We used $77.0 million in cash during fiscal 2009. We paid off $384.8 million of our Senior Notes and $41.3 million of our secured notes payable, at a discount, for $264.5 million in cash, collateralized our letters of credit with $48.3 million of restricted cash, issued $250 million of new Senior Secured Notes which resulted in proceeds of $223.8 million, sold non-core assets in all of our markets and reduced fixed costs, land acquisition and land development spending. Our liquidity position consisted of $507.3 million in cash and cash equivalents as of September 30, 2009.

Our net cash provided by operating activities for fiscal 2009 was $93.8 million primarily due to income tax refunds, net of payments, totaling $162.8 million offset by significant reductions in trade accounts payable and other liabilities. For the fiscal years ended September 30, 2008 and 2007, net cash provided by operating activities was $315.6 million and $509.4 million, respectively. Based on the applicable year’s closings, as of September 30, 2009, our land bank includes a 7 year supply of owned and optioned land/lots for current and future development. Our ending land bank includes 30,638 owned and optioned lots and represents 23% and 51% decreases from the land bank as of September 30, 2008 and 2007, respectively. As the homebuilding market declined, we were successful in significantly reducing our land bank through the abandonment of lot option contracts, the sale of land assets not required in our homebuilding program and through the sale of new homes. The decrease in the number of owned lots in our land bank from September 30, 2008 related to our decision to eliminate non-strategic positions to align our land supply with our expectations for future home closings.

Net cash used in investing activities was $79.7 million for fiscal 2009 compared to $18.4 million for fiscal 2008 and $52.0 million for fiscal 2007, as we strategically increased our investment in certain of our unconsolidated joint ventures and were required to increase the amount of cash restricted under our revolving credit and letter of credit facilities by $48.3 million in fiscal 2009.

Specifically, during fiscal 2009, we reduced the size of our Secured Revolving Credit Facility to $22 million and entered into three stand-alone, cash-secured letter of credit agreements with banks. These facilities will continue to provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of September 30, 2009, we have secured our letters of credit under these facilities using cash collateral which is maintained in restricted accounts of $48.3 million. In addition, we have pledged approximately $390 million of inventory assets to our revolving credit facility. Subsequent to September 30, 2009, we closed an additional standalone, cash-secured letter of credit facility with a major bank to add additional letter of credit capacity.

Net cash used in financing activities was $91.1 million for fiscal 2009 and related primarily to the repurchase of $384.8 million principal amount of Senior Notes at a discount offset by proceeds from the issuance of our 2017 Senior Secured Notes. In fiscal 2008, $167.2 million was used for financing activities for the repayment of certain secured notes payable and model home financing obligations and the payment of debt issuance costs. Net cash used in financing activities was $170.6 million for fiscal 2007 and consisted primarily of net borrowings under credit facilities and warehouse line of $94.9 million, repurchase of Senior Notes and other secured notes payable of $61.6 million and dividends paid of $15.6 million.

During the second half of fiscal 2009, we voluntarily repurchased in open-market transactions $384.8 million principal amount of our Senior Notes ($52.7 million of 8 5/8% Senior Notes, due 2011, $36.4 million of 8 3/8% Senior Notes due 2012, $35.6 million of 6 1/2% Senior Notes due 2013, $140.5 million of 6 7/8% Senior Notes due 2015, $94.1 million of 8 1/8% Senior Notes due 2016, and $25.5 million of Convertible Senior Notes due 2024). The aggregate purchase price was $247.7 million, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $130.2 pretax gain on extinguishment of debt, net of unamortized discounts and debt issuance costs related to these notes. Senior Notes purchased by the Company were cancelled.

In addition, on September 11, 2009, we issued and sold $250 million aggregate principal amount of our 12% Senior Secured Notes due 2017 (Senior Secured Notes) through a private placement. The Senior Secured Notes were issued at a price of 89.5% of their face amount (before underwriting and other issuance costs). Interest on the Senior

Secured Notes is payable semi-annually in cash in arrears, commencing April 15, 2010. The Senior Secured Notes were issued under an indenture, dated as of September 11, 2009 which contains covenants that limit the ability of the Company to, among other things, incur additional indebtedness, engage in certain asset sales, and make certain types of restricted payments. The Senior Secured Notes are secured on a second priority basis by, subject to exceptions specified in the related agreements, substantially all of the tangible and intangible assets of the Company as defined in the indenture (see Note 7 to the Consolidated Financial Statements for additional information regarding our Senior Notes and Senior Secured Notes).

To finance land purchases, we may also use seller, or third-party financed non-recourse secured notes payable, subject to certain limits as defined in our Senior Notes and Senior Secured Notes. As of September 30, 2009 and 2008, such secured notes payable outstanding totaled $12.5 million and $50.6 million, respectively.

As the homebuilding markets have contracted over the past few years, we continued to decrease the size of our business through a reduction in personnel and the closeout of additional communities. As the markets begin to recover, we will continue our focus on cash generation and preservation to ensure we have the required liquidity to fund our operations and to take advantage of strategic opportunities as they are presented.

We fulfill our short-term cash requirements with cash generated from our operations. There were no amounts outstanding under the Secured Revolving Credit Facility at September 30, 2009 or September 30, 2008; however, we had $45.6 and $61.2 million of letters of credit outstanding under the Secured Revolving Credit Facility or stand-alone letter of credit facilities at September 30, 2009 and September 30, 2008, respectively. We believe that the cash and cash equivalents at September 30, 2009 of $507.3 million, cash generated from our operations and availability of new debt and equity financing, if any, will be adequate to meet our liquidity needs during fiscal 2010. However, if we are required to fund all of the potential obligations associated with lower levels of stockholders’ equity and joint venture defaults, we would have cash requirements totaling approximately $205 million which would significantly reduce our overall liquidity.

As a result of these issues, in addition to our continued focus on generation and preservation of cash, we are also focused on increasing our stockholders’ equity and reducing our leverage. In order to accomplish this goal, we will likely need to issue new common or preferred equity. Any new issuance may take the form of public or private offerings for cash, equity issued to consummate acquisitions of assets or equity issued in exchange for a portion of our outstanding debt. We may also from time to time seek to continue to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. In addition, any material variance from our projected operating results or land investments, or investments in or acquisitions of businesses, or amounts paid to fulfill obligations with governmental entities, could require us to obtain additional equity or debt financing. Any such equity transactions or debt financing may be on terms less favorable or at higher costs than our current financing sources, depending on future market conditions and other factors including any possible downgrades in our credit ratings or adverse commentaries issued by rating agencies in the future. Also, there can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all.

Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during fiscal 2009, 2008 or 2007. At September 30, 2009, there are approximately 5.4 million additional shares available for purchase pursuant to the Company’s stock repurchase plan. However, we have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and as allowed by our debt covenants and is unlikely in the foreseeable future.

On November 2, 2007, our Board of Directors suspended payment of quarterly dividends. The Board concluded that suspending dividends, which will allow us to conserve approximately $16 million of cash annually, was a prudent effort in light of the continued deterioration of the housing market. In addition, the indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At September 30, 2009, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid in either fiscal 2009 or 2008. For fiscal 2007, we paid quarterly cash dividends of $0.10 per common share, or a total of approximately $15.6 million.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At September 30, 2009, we controlled 30,638 lots (a 7-year supply based on fiscal 2009 closings). We owned 83%, or 25,317 lots, and 5,321 lots, 17%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $41.9 million at September 30, 2009. This amount includes non-refundable letters of credit of approximately $5.0 million. The total remaining purchase price, net of cash deposits, committed under all options was $306.2 million as of September 30, 2009.

We expect to exercise, subject to market conditions, most of our option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether land options will be exercised.

We have historically funded the exercise of land options through a combination of operating cash flows. We expect these sources to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our land options will have a material adverse effect on our liquidity.

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (VIEs) under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R) (ASC 810). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at September 30, 2009 and 2008 reflect consolidated inventory not owned of $53.0 million and $106.7 million, respectively. Obligations related to consolidated inventory not owned totaled $26.4 million at September 30, 2009 and $70.6 million at September 30, 2008. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements. When market conditions improve, we may expand our use of option agreements to supplement our owned inventory supply.

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our consolidated balance sheets include investments in joint ventures totaling $30.1 million and $33.1 million at September 30, 2009 and 2008, respectively.

Our joint ventures typically obtain secured acquisition and development financing. At September 30, 2009, our unconsolidated joint ventures had borrowings outstanding totaling $422.7 million, of which $327.9 million related to one joint venture in which we are a 2.58% partner. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated joint ventures. At September 30, 2009, we had repayment guarantees of $15.8 million and loan-to-value maintenance guarantees of $3.9 million of debt of certain of our unconsolidated joint ventures. Three of our unconsolidated joint ventures are in default (or have received default notices) under their debt agreements at September 30, 2009. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. See Note 3 to the Consolidated Financial Statements.

The following summarizes our aggregate contractual commitments at September 30, 2009 (in thousands):

	Payments Due by Period

		Less than			More than 5
Contractual obligations	Total	1 Year	1-3 Years	3-5 Years	Years

Senior Notes, Senior Secured Notes & other notes payable	$1,536,156	$30,668	$596,388	$165,121	$743,979
Interest commitments under Senior Notes, Senior Secured Notes & other notes payable (1)	754,646	123,829	192,885	131,992	305,940
Operating leases	28,394	9,066	12,874	5,728	726
Uncertain tax positions (2)	-	-	-	-	-

Total	$2,319,196	$163,563	$802,147	$302,841	$1,050,645

(1) Interest on variable rate obligations is based on rates effective as of September 30, 2009.
(2) Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits for the remaining tax liabilities. Therefore, $41.8 million of unrecognized tax benefits as of September 30, 2009 have been excluded from the Contractual Obligations table above. See Note 8 to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of September 30, 2009.

We had outstanding letters of credit and performance bonds of approximately $40.1 million and $237.2 million, respectively, at September 30, 2009 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $5.5 million relating to our land option contracts discussed above.

Recently Adopted Accounting Pronouncements. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS 159 permits companies to measure certain financial instruments and other items at fair value. We have not elected the fair value option applicable under SFAS 159.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board Opinion (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 amends SFAS 107, Disclosures about Fair Value Instruments and APB 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments during interim reporting periods. The Company adopted the provisions of FSP 107-1 and APB 28-1 during the quarter ended June 30, 2009.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 does not change GAAP and the adoption of SFAS 168 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted. In September 2006, the FASB issued SFAS 157, Fair Value Measurements (ASC 820). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 includes provisions that require expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the

FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 (ASC 820), delaying the effective date of certain non-financial assets and liabilities to fiscal periods beginning after November 15, 2008. The adoption of SFAS 157 will not have a material impact on our consolidated financial condition and results of operations.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) Issue No 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP 03-6-1 clarifies that non-vested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS 128, Earnings per Share and requires that prior period EPS and share data be restated retrospectively for comparability. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities. FSP 03-6-1 is effective for the Company beginning October 1, 2009 with early adoption prohibited. We are currently evaluating the impact of adopting FSP 03-6-1 on our consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which revises the approach to determining the primary beneficiary of a variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS 167 also requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the Company’s fiscal year beginning October 1, 2010. The Company is currently reviewing the effect of SFAS 167 on its condensed consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of September 30, 2009, we had $30.4 million of variable rate debt outstanding. Based on our fiscal 2009 average outstanding borrowings under our variable rate debt, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by approximately $0.3 million.

The estimated fair value of our fixed rate debt at September 30, 2009 was $1.27 billion, compared to a carrying value of $1.5 billion, due primarily to increases in our estimated discount rates for similar financial instruments. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.27 billion to $1.33 billion at September 30, 2009.

Item 8.	Financial Statements and Supplementary Data

Beazer Homes USA, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Fiscal Year Ended September 30,
	2009	2008	2007

Total revenue	$1,005,212	$1,813,513	$3,036,988
Home construction and land sales expenses	887,407	1,641,270	2,574,090
Inventory impairments and option contract abandonments	96,998	406,168	572,039

Gross profit (loss)	20,807	(233,925)	(109,141)

Selling, general and administrative expenses	228,079	309,320	359,239
Depreciation and amortization	18,736	24,708	28,244
Goodwill impairment	16,143	48,105	51,625

Operating loss	(242,151)	(616,058)	(548,249)
Equity in loss of unconsolidated joint ventures	(13,303)	(76,552)	(35,077)
Gain (loss) on extinguishment of debt	144,503	-	(413)
Other (expense) income, net	(75,595)	(36,505)	9,146

Loss from continuing operations before income taxes	(186,546)	(729,115)	(574,593)
(Benefit from) provision for income taxes	(8,531)	71,655	(202,871)

Loss from continuing operations	(178,015)	(800,770)	(371,722)
Loss from discontinued operations, net of tax	(11,368)	(151,142)	(39,351)

Net loss	$ (189,383)	$ (951,912)	$ (411,073)

Weighted average number of shares:
Basic and diluted	38,688	38,549	38,410

Basic and diluted loss per share:
Continuing operations	$(4.60)	$(20.77)	$(9.68)
Discontinued operations	$(0.30)	$(3.92)	$(1.02)
Total	$(4.90)	$(24.69)	$(10.70)

Cash dividends per share	$-	$-	$0.40

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2009	September 30, 2008

ASSETS
Cash and cash equivalents	$507,339	$584,334
Restricted cash	49,461	297
Accounts receivable (net of allowance of $7,545 and $8,915, respectively)	28,405	46,555
Income tax receivable	9,922	173,500
Inventory
Owned inventory	1,265,441	1,545,006
Consolidated inventory not owned	53,015	106,655

Total inventory	1,318,456	1,651,661
Investments in unconsolidated joint ventures	30,124	33,065
Deferred tax assets	7,520	20,216
Property, plant and equipment, net	25,939	39,822
Goodwill	-	16,143
Other assets	52,244	76,206

Total assets	$2,029,410	$2,641,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$70,285	$90,371
Other liabilities	227,315	358,592
Obligations related to consolidated inventory not owned	26,356	70,608
Senior Notes (net of discounts of $27,257 and $2,565, respectively)	1,362,902	1,522,435
Junior subordinated notes	103,093	103,093
Other secured notes payable	12,543	50,618
Model home financing obligations	30,361	71,231

Total liabilities	1,832,855	2,266,948

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares
authorized, no shares issued)	-	-
Common stock (par value $0.001 per share, 80,000,000 shares authorized, 43,150,472 and 42,612,801 issued and 39,793,316 and 39,270,038 outstanding, respectively)	43	43
Paid-in capital	568,019	556,910
Retained earnings (accumulated deficit)	(187,538)	1,845
Treasury stock, at cost (3,357,156 and 3,342,763 shares, respectively)	(183,969)	(183,947)

Total stockholders’ equity	196,555	374,851

Total liabilities and stockholders’ equity	$2,029,410	$2,641,799

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.
Consolidated Statement of Stockholders’ Equity
($ in thousands)

	Preferred	Common	Paid in	Retained	Treasury
	Stock	Stock	Capital	Earnings	Stock	Total

Balance, September 30, 2006	$-	$42	$529,326	$1,390,552	$(189,453)	$1,730,467
Net loss and comprehensive loss	-	-	-	(411,073)	-	(411,073)
Dividends paid	-	-	-	(15,610)	-	(15,610)
Amortization of nonvested stock awards	-	-	5,318	-	-	5,318
Amortization of stock option awards	-	-	5,831	-	-	5,831
Exercises of stock options (312,501 shares)	-	1	4,421	-	-	4,422
Tax benefit from stock transactions	-	-	2,635	-	-	2,635
Issuance of bonus stock (71,429 shares)	-	-	2,080	-	-	2,080
Issuance of restricted stock (159,378 shares)	-	-	(5,906)	-	5,906	-
Common stock redeemed (13,946 shares)	-	-	-	-	(348)	(348)

Balance, September 30, 2007	-	43	543,705	963,869	(183,895)	1,323,722
Net loss and comprehensive loss	-	-	-	(951,912)	-	(951,912)
Amortization of nonvested stock awards	-	-	6,160	-	-	6,160
Amortization of stock option awards	-	-	6,404	-	-	6,404
Tax benefit from stock transactions	-	-	(1,158)	-	-	(1,158)
Issuance of bonus stock (43,075 shares)	-	-	1,799	-	-	1,799
Adoption of FIN 48	-	-	-	(10,112)	-	(10,112)
Common stock redeemed (7,255 shares)	-	-	-	-	(52)	(52)

Balance, September 30, 2008	-	43	556,910	1,845	(183,947)	374,851
Net loss and comprehensive loss	-	-	-	(189,383)	-	(189,383)
Amortization of nonvested stock awards	-	-	6,562	-	-	6,562
Amortization of stock option awards	-	-	5,277	-	-	5,277
Tax benefit from stock transactions	-	-	(2,273)	-	-	(2,273)
Issuance of bonus stock (27,708 shares)	-	-	1,543	-	-	1,543
Issuance of restricted stock (544,143 shares)	-	-	-	-	-	-
Common stock redeemed (14,393 shares)	-	-	-	-	(22)	(22)

Balance, September 30, 2009	$ -	$ 43	$ 568,019	$ (187,538)	$ (183,969)	$196,555

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended September 30,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(189,383)	$(951,912)	$(411,073)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,884	27,709	33,594
Stock-based compensation expense	11,839	12,564	11,149
Inventory impairments and option contract abandonments	107,127	510,628	611,864
Goodwill impairment	16,143	52,470	52,755
Deferred income tax provision (benefit)	12,696	260,410	(161,605)
Provision for doubtful accounts	(1,370)	8,710	(862)
Excess tax benefit (deficiency) from equity-based compensation	2,273	1,158	(2,635)
Equity in loss of unconsolidated joint ventures	14,275	81,314	35,154
Cash distributions of income from unconsolidated joint ventures	2,991	2,439	5,285
(Gain) loss on extinguishment of debt	(148,077)	-	413
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	19,520	(7,820)	293,394
Decrease (increase) in income tax receivable	163,578	(109,519)	(63,981)
Decrease in inventory	208,371	572,746	134,953
Decrease in other assets	25,072	49,600	100,556
Decrease in trade accounts payable	(20,086)	(27,916)	(21,978)
Decrease in other liabilities	(150,260)	(161,113)	(108,809)
Other changes	232	(5,901)	1,197

Net cash provided by operating activities	93,825	315,567	509,371

Cash flows from investing activities:
Capital expenditures	(7,034)	(10,566)	(29,474)
Investments in unconsolidated joint ventures	(25,537)	(13,758)	(24,505)
Changes in restricted cash	(49,164)	4,874	(298)
Distributions from unconsolidated joint ventures	2,054	1,050	2,229

Net cash used in investing activities	(79,681)	(18,400)	(52,048)

Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	-	-	169,888
Repayment of credit facilities and warehouse line	-	-	(264,769)
Repayment of other secured notes payable	(21,246)	(100,740)	(31,139)
Proceeds from issuance of senior secured notes	223,750	-	-
Repurchase of senior notes	(243,283)	-	(30,413)
Borrowings under model home financing obligations	-	-	5,919
Repayment of model home financing obligations	(40,870)	(42,885)	(8,882)
Debt issuance costs	(7,195)	(22,335)	(2,259)
Proceeds from stock option exercises	-	-	4,422
Common stock redeemed	(22)	(52)	(348)
Excess tax (benefit) deficiency from equity-based compensation	(2,273)	(1,158)	2,635
Dividends paid	-	-	(15,610)

Net cash used in financing activities	(91,139)	(167,170)	(170,556)

(Decrease) increase in cash and cash equivalents	(76,995)	129,997	286,767
Cash and cash equivalents at beginning of period	584,334	454,337	167,570

Cash and cash equivalents at end of period	$507,339	$584,334	$454,337

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.
Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Organization. Beazer Homes USA, Inc. is one of the ten largest homebuilders in the United States, based on number of homes closed. We are a geographically diversified homebuilder with active operations in 17 states: Arizona, California, Delaware, Florida, Georgia, Indiana, Maryland, Nevada, New Jersey, New Mexico, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia. Through Beazer Mortgage Corporation, or Beazer Mortgage, we historically offered mortgage origination services to our homebuyers. Through January 31, 2008, Beazer Mortgage financed certain of our mortgage lending activities with borrowings under a warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors. In addition, we offer title insurance services to our homebuyers in many of our markets. Effective February 1, 2008, we exited the mortgage origination business. Results from our mortgage origination business and exit markets are reported as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented (see Note 14 for further discussion of our Discontinued Operations).

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). SFAS 168 does not change GAAP and the adoption of SFAS 168 did not have a material impact on the Company’s consolidated financial statements.

We evaluated events that occurred after the balance sheet date but before the financial statements were issued or are available to be issued for accounting treatment and disclosure in accordance with SFAS No. 165, Subsequent Events (ASC 855). Any applicable subsequent events have been evaluated through November 9, 2009, the date these financial statements were available to be issued.

Presentation. The accompanying consolidated financial statements include the accounts of Beazer Homes USA, Inc. and our subsidiaries. Intercompany balances have been eliminated in consolidation. Certain items in prior period financial statements have been reclassified to conform to the current presentation.

Cash and Cash Equivalents and Restricted Cash. We consider investments with maturities of three months or less when purchased to be cash equivalents. At September 30, 2009, the majority of our cash and cash equivalents were invested in high-quality money market mutual funds or on deposit with major banks, which were valued at par with no withdrawal restrictions. The underlying investments of these funds were predominately U.S. Government and U.S. Government Agency obligations. Restricted cash includes cash restricted by state law or a contractual requirement and, as of September 30, 2009 relates primarily to cash collateral for our outstanding letters of credit.

Accounts Receivable. Accounts receivable primarily consist of escrow deposits to be received from title companies associated with closed homes. Generally, we receive cash from title companies within a few days of the home being closed.

Inventory. Owned inventory consists solely of residential real estate developments. Interest, real estate taxes and development costs are capitalized in inventory during the development and construction period. Construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home construction begins. Consolidated inventory not owned represents the fair value of land under option agreements consolidated pursuant to FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities , an Interpretation of ARB No. 51 (FIN 46R) (ASC 810). FIN 46R requires us to consolidate the financial results of a variable interest entity (VIE) if the Company is the primary beneficiary of the VIE. VIEs are entities in which 1) equity investors do not have a controlling financial interest and/or 2) the entity is unable to finance its activities without additional subordinated financial support from other parties. In addition to lot options recorded in accordance with FIN 46R, we evaluate lot options in accordance with the provisions of SFAS No. 49, Product Financing Arrangements (ASC 470). When our deposits and pre-acquisition development costs exceed certain thresholds, we record the remaining purchase price of the lots as consolidated inventory not owned and obligations related to consolidated inventory not owned in the Consolidated Balance Sheets.

Investments in Unconsolidated Joint Ventures. We participate in a number of land development joint ventures in which we have less than a controlling interest. Our joint ventures are typically entered into with unrelated developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We have determined that our interest in these joint ventures should be accounted for under the equity method as prescribed by SOP 78-9, Accounting for Investments in Real Estate Ventures. We recognize our share of profits from the sale of lots to other buyers. Our share of profits from lots we purchase from the joint ventures is deferred and treated as a reduction of the cost of the land purchased from the joint venture. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer. We evaluate our investments in unconsolidated entities for impairment during each reporting period in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock (ASC 323). A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. Our joint ventures typically obtain secured acquisition and development financing. See Note 3, Investments in Unconsolidated Joint Ventures.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Depreciation is computed on a straight-line basis at rates based on estimated useful lives as follows:

Buildings	15 – 30 years
Computer and office equipment	3 – 10 years
Information systems	Lesser of estimated useful life of the asset or 5 years
Furniture and fixtures	3 – 7 years
Model and sales office improvements	Lesser of estimated useful life of the asset or estimated useful life of the community
Leasehold improvements	Lesser of the lease term or the estimated useful life of the asset

Inventory Valuation – Held for Development. Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets no less than quarterly for recoverability in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC 360). For those communities for which construction and development activities are expected to occur in the future or have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. The future enactment of a development plan or the occurrence of events and circumstances may indicate that the carrying amount of an asset may not be recoverable. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct and close all the homes in a typical community. However, the impact of the recent downturn in our business has significantly lengthened the estimated life of many communities. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.

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

As a result, we evaluate, among other things, the following information for each community:

•	Actual “Net Contribution Margin” (defined as homebuilding revenues less homebuilding costs and direct selling expenses) for homes closed in the current fiscal quarter, fiscal year to date and prior two fiscal quarters. Homebuilding costs include land and land development costs (based upon an allocation of such costs, including costs to complete the development, or specific lot costs), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest and estimated warranty costs Direct selling expenses include commissions, closing costs and amortization related to model home furnishings and improvements;
•	Projected Net Contribution Margin for homes in backlog;
•	Actual and trending new orders and cancellation rates;
•	Actual and trending base home sales prices and sales incentives for home sales that occurred in the prior two fiscal quarters that remain in backlog at the end of the fiscal quarter and expected future homes sales prices and sales incentives and absorption over the expected remaining life of the community;
•	A comparison of our community to our competition to include, among other things, an analysis of various product offerings including, the size and style of the homes currently offered for sale, community amenity levels, availability of lots in our community and our competition’s, desirability and uniqueness of our community and other market factors; and
•	Other events that may indicate that the carrying value may not be recoverable.

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

The fair value of the homebuilding inventory held for development is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community, the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. The assumptions used in our discounted cash flow models are specific to each community tested for impairment. Historically we did not include market improvements except in limited circumstances in the latter years of long-lived communities. Beginning in the fourth quarter of fiscal 2009, we assumed limited market improvements in some communities beginning in fiscal 2011 and continuing improvement in these communities in subsequent years. We assumed the remaining communities would have market improvements beginning in fiscal 2012.

For the fiscal year ended September 30, 2009, we used discount rates of 17% to 22% in our estimated discounted cash flow impairment calculations. During fiscal 2009, 2008, and 2007, we recorded impairments of our inventory of approximately $80.1 million, $292.8 million and $412.6 million, respectively, for land under development and homes under construction for our continuing operations. Impairments of inventory previously held for development related to our discontinued operations were $93,000, $19.9 million and $28.3 million for fiscal 2009, 2008 and 2007, respectively.

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

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During fiscal 2009, 2008 and 2007, we recorded inventory impairments on land held for sale by our continuing operations of $12.9 million, $61.2 million and $47.4 million, respectively. Land held for sale inventory impairments related to our discontinued operations totaled $9.0 million, $55.6 million and $0.6 million for fiscal 2009, 2008 and 2007, respectively.

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

Goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired. We historically have tested goodwill for impairment annually as of April 30 or more frequently if an event occurred or circumstances indicated that the asset might be impaired in accordance with SFAS 142, Goodwill and Other Intangible Assets (ASC 350). For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including goodwill. Each of our operating divisions is considered a reporting unit. The fair value of each reporting unit was determined based on expected discounted future cash flows. If the carrying amount of a reporting unit exceeded its fair value, the goodwill within the reporting unit may have been potentially impaired. An impairment loss was recognized if the carrying amount of the goodwill exceeded implied fair value of that goodwill. From late fiscal 2006 through the first half of fiscal 2009, the deterioration of the housing industry resulted in an oversupply of inventory, reduced levels of demand, increased cancellation rates, aggressive price competition and increased incentives for homes sales. Based on our impairment tests and consideration of the current and expected future market conditions, over this time we determined that all of our goodwill was impaired. Specifically, based on our impairment tests and consideration of current and expected future market conditions, we recorded a non-cash, pre-tax goodwill impairment of $16.1 million in fiscal 2009. In fiscal 2008, we had determined that the goodwill was impaired related to our Southern California, Arizona, Colorado, New Jersey and Virginia reporting units and recorded non-cash, pre-tax goodwill impairment charges totaling $52.5 million, of which $4.4 million has been included in loss from discontinued operations, net of tax. In fiscal 2007, we recorded non-cash, pre-tax goodwill impairments related to our South Carolina, Northern California, Nevada, Florida and North Carolina reporting units totaling $52.8 million, of which $1.1 million is included in loss from discontinued operations, net of tax. The Company has no goodwill remaining as of September 30, 2009.

Goodwill impairment charges are reported in Corporate and Unallocated and are not allocated to our homebuilding segments. Goodwill balances by reporting segment as of September 30, 2007, 2008 and 2009 were as follows.

	September 30,	Fiscal 2008	September 30,	Fiscal 2009
(In thousands)	2007	Impairments	2008	Impairments	September 30, 2009

West	$35,918	$(29,033)	$6,885	$(6,885)	$-
East	28,330	(19,072)	9,258	(9,258)	-
Discontinued Operations	4,365	(4,365)	-	-	-

Total	$68,613	$(52,470)	$16,143	$(16,143)	$-

Other Assets. Other assets principally include prepaid expenses, debt issuance costs and deferred compensation plan assets.

Income Taxes. Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48) (ASC 740). Under SFAS 109, the provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities result from deductible or taxable amounts in future years when such assets and liabilities are recovered or settled and are measured using the enacted tax rates and laws that are expected to be in effect when the assets and liabilities are recovered or settled.

On October 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes (ASC 740). FIN 48 defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position, if a tax return position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of the adoption of FIN 48 was recorded as a $10.1 million reduction to retained earnings as of October 1, 2007. See Note 8, “Income Taxes,” for the additional disclosure required by FIN 48.

Other Liabilities. Other liabilities include the following:

	September 30,	September 30,
(In thousands)	2009	2008

Income tax liabilities	$50,850	$71,210
Accrued warranty expenses	30,100	40,822
Accrued interest	32,533	39,551
Accrued and deferred compensation	29,379	54,194
Customer deposits	5,507	7,339
Other	78,946	145,476

Total	$227,315	$358,592

Income Recognition and Classification of Costs. Revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. As appropriate, revenue for condominiums under construction is recognized based on the percentage-of-completion method in accordance with SFAS 66, Accounting for Sales of Real-Estate and Emerging Issues Task Force (EITF) Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums (ASC 360), when certain criteria are met.

We recognized loan origination fees and expenses and gains and losses on mortgage loans when the related loans were sold to third-party investors. Beazer’s policy was to sell all mortgage loans it originates and these sales usually occur within 15 to 30 days of the closing of the home sale. Effective February 1, 2008, Beazer exited the mortgage origination business. The results of Beazer Mortgage have been reported as discontinued operations for all periods presented (see Note 14, Discontinued Operations).

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

Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.5% to 1.5% of total revenue. Additional warranty costs are charged to cost of sales as necessary based on management’s estimate of the costs to remediate existing claims. See Note 12 for a more detailed discussion of warranty costs and related reserves.

Advertising costs of $12.0 million, $23.5 million and $34.2 million for fiscal years 2009, 2008, and 2007, respectively, were expensed as incurred and are included in selling, general and administrative expenses. The decrease in advertising costs relates primarily to the reduced number of communities being marketed and our more efficient use of advertising dollars in connection with our cost control initiatives.

Earnings Per Share (EPS). The computation of basic earnings per common share is determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS additionally gives effect (when dilutive) to stock options, other stock based awards and other potentially dilutive securities. In computed diluted loss per share for the fiscal years ended September 30, 2009, 2008 and 2007, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect.

Fair Value of Financial Instruments. The fair value of our cash and cash equivalents, accounts receivable, trade accounts payable, other liabilities and other notes payable approximate their carrying amounts due to the short maturity of these assets and liabilities or the variable interest rates on such obligations. Obligations related to consolidated inventory not owned are recorded at estimated fair value. The fair value of our model home financing obligations approximate their carrying amounts due to the variable interest rates associated with those obligations.

The fair value of our publicly held junior subordinated notes is estimated by discounting scheduled cash flows through maturity and was approximately $52 million at September 30, 2009 and $69 million at September 30, 2008. The discount rate is estimated using market rates currently being offered on loans with similar terms and credit quality. The fair value of our publicly held senior notes and senior secured notes is estimated based on the quoted bid prices for these debt instruments and was approximately $1.2 billion at September 30, 2009 and $1.1 billion at September 30, 2008.

Stock-Based Compensation. We use the Black-Scholes model to value stock-settled appreciation rights (SSARs) and stock option grants under SFAS 123R, Share-Based Payment (ASC 718), and applied the “modified prospective method” for existing grants which required us to value the grants made prior to our adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation cost as a financing cash inflow and an operating cash outflow. Nonvested stock granted to employees is valued based on the market price of the common stock on the date of the grant. Performance based, nonvested stock granted to employees is valued using the Monte Carlo valuation method. We account for cash-settled, stock-based awards issued to employees under the recognition and measurement principles of SFAS 123R. Cash-settled, stock-based awards granted to employees are initially valued based on the market price of the underlying common stock on the date of the grant and are adjusted to fair value until vested. We account for stock awards issued to non-employees and under the recognition and measurement principles of SFAS 123R and Emerging Issues Task Force Issue No. 96-18: Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (ASC 505). Stock options issued to non-employees are valued using the Black-Scholes option pricing model. Nonvested stock granted to non-employees is initially valued based on the market price of the common stock on the date of the grant and is adjusted to fair value until vested.

Compensation cost arising from nonvested stock granted to employees, from cash-settled, stock-based employee awards and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period. Unearned compensation is included in paid in capital in accordance with SFAS 123R. As of September 30, 2009 and 2008, there was $9.6 million and $13.5 million, respectively, of total unrecognized compensation cost related to nonvested stock. The cost remaining at September 30, 2009 is expected to be recognized over a weighted average period of 2.7 years. For the years ended September 30, 2009, 2008, and 2007, total non-cash stock-based compensation expense, included in SG&A expenses, was $11.8 million ($8.3 million net of tax), $12.3 million ($8.7 million net of tax) and $10.6 million ($7.2 million net of tax), respectively.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (ASC 825). SFAS 159 permits companies to measure certain financial instruments and other items at fair value. We have not elected the fair value option applicable under SFAS 159.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board Opinion (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 820). FSP 107-1 amends SFAS 107, Disclosures about Fair Value Instruments and APB 28, Interim Financial Reporting (ASC 820), to require disclosures about fair value of financial instruments during interim reporting periods. The Company adopted the provisions of FSP 107-1 and APB 28-1 during the quarter ended June 30, 2009.

In May 2009, the FASB issued SFAS 165, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires the disclosure of the date through which subsequent events have been evaluated and the basis for that date. The Company adopted the provisions of SFAS 165 during the quarter ended June 30, 2009.

Recent Accounting Pronouncements Not Yet Adopted. In September 2006, the FASB issued SFAS 157, Fair Value Measurements (ASC 820). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 includes provisions that require expanded disclosure of the effect on earnings for items measured using unobservable data. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 (ASC 820), delaying the effective date of certain non-financial assets and liabilities to fiscal periods beginning after November 15, 2008, our fiscal 2010. The adoption of SFAS 157 will not have a material impact on our consolidated financial condition and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (ASC 815). SFAS 141R amends and clarifies the accounting guidance for the acquirer’s recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests of an acquiree in a business combination. SFAS 141R is effective for any acquisitions completed by the Company after September 30, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51 (ASC 810). SFAS 160 requires that a noncontrolling interest (formerly a minority interest) in a subsidiary be classified as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be included in the consolidated financial statements. SFAS 160 is effective for our fiscal year beginning October 1, 2009 and its provisions will be applied retrospectively upon adoption. The adoption of SFAS 160 will not have a material impact on our consolidated financial condition and results of operations.

In June 2008, the FASB issued FSP EITF Issue No 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (ASC 260). FSP 03-6-1 clarifies that non-vested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS 128, Earnings per Share and requires that prior period EPS and share data be restated retrospectively for comparability. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities. FSP 03-6-1 is effective for the Company beginning October 1, 2009 with early adoption prohibited. We are currently evaluating the impact of adopting FSP 03-6-1 on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (ASC 470). FSP APB 14-1 applies to convertible debt instruments that have a “net settlement feature” permitting settlement partially or fully in cash upon conversion. FSP APB 14-1 is effective for the Company beginning October 1, 2009 and the provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. Due to the fact that the Company’s convertible securities cannot be settled in cash upon conversion, the adoption of FSP APB 14-1 is not expected to have a material impact on our consolidated financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810), which revises the approach to determining the primary beneficiary of a variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS 167 also requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for the Company’s fiscal year beginning October 1, 2010. The Company is currently reviewing the effect of SFAS 167 on its condensed consolidated financial statements.

(2)	Supplemental Cash Flow Information

During the fiscal years ended September 30, we paid interest of $129.7 million in fiscal 2009, $133.5 million in fiscal 2008 and $148.0 million in fiscal 2007. In addition, we paid income taxes of $9.7 million in fiscal 2009, $2.9 million in fiscal 2008, and $15.8 million in fiscal 2007 and received tax refunds of $172.5 million in fiscal 2009 and $59.2 million in fiscal 2008 related to the carryback of tax losses. We also had the following non-cash activity (in thousands):

	2009	2008	2007

Supplemental disclosure of non-cash activity:
Decrease in consolidated inventory not owned	$(44,252)	$(107,323)	$(152,772)
Land acquired through issuance of notes payable	3,064	33,285	59,948
Land acquired through capital distributions from joint ventures	13,796	-	-
Issuance of stock under deferred bonus stock plans	1,543	1,799	2,080
Decrease in retained earnings from FIN 48 adoption	-	(10,112)	-

(3)	Investments in Unconsolidated Joint Ventures

As of September 30, 2009, we participated in land development joint ventures in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated joint ventures, the total equity and outstanding borrowings of these joint ventures and our guarantees of these borrowings as of September 30, 2009 and September 30, 2008:

(in thousands)	2009	2008

Beazer’s investment in joint ventures	$30,124	$33,065
Total equity of joint ventures	328,875	340,674
Total outstanding borrowings of joint ventures	422,682	524,431
Beazer’s estimate of its portion of loan-to-value maintenance guarantees	3,850	5,839
Beazer’s estimate of its portion of repayment guarantees	15,789	39,166

The reduction in our investment in unconsolidated joint ventures from September 30, 2008 to September 30, 2009 relates primarily to impairments totaling $14.8 million, distributions of earnings totaling $3.0 million, and return of capital in the form of cash and inventory assets totaling $15.9 million which were offset by $25.5 million of additional investments and $4.6 of accrued liabilities for guarantee payments and deferred income. During fiscal 2009, we also acquired our joint venture partner’s interest in two joint ventures which are consolidated as of September 30, 2009. In connection with the acquisition of one of these joint ventures, we paid off the joint venture’s debt of approximately $13.6 million.

For the fiscal year ended September 30, 2009, 2008 and 2007, the impairments of our investments in certain of our other unconsolidated joint ventures, totaling $14.8 million, $68.8 million and $28.6 million, respectively, were recorded in accordance with APB 18. In fiscal 2007, we also recorded $3.4 million in contractual obligation abandonments related to those ventures. Impairments totaling $13.8 million, $64.0 million and $28.6 million for fiscal 2009, 2008 and 2007, respectively, are included in equity in loss of unconsolidated joint ventures on the accompanying Consolidated Statements of Operations. The remaining impairments of $1.0 million and $4.8 million for fiscal 2009 and 2008 are included in loss from discontinued operations, net of taxes in the accompanying Consolidated Statements of Operations. Equity in loss of unconsolidated joint ventures related to our continuing operations totaled $13.3 million, $76.6 and $35.1 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

The aggregate debt of the unconsolidated joint ventures was $422.7 million and $524.4 million at September 30, 2009 and 2008, respectively. At September 30, 2009, total borrowings outstanding include $327.9 million related to one joint venture in which we are a 2.58% partner. The $101.7 million reduction in total outstanding joint venture debt during fiscal 2009 resulted primarily from the cancellation of $51.5 million of debt of four joint ventures and debt payments of $76.7 million in accordance with loan agreements and/or negotiated settlements offset by loan draws of $27.9 million to fund the development activities of the joint ventures.

During the fourth quarter of fiscal 2009, one of our unconsolidated joint ventures completed a modification of its loan agreement with its lender, which resulted in, among other things, an extension of its maturity, enhanced guarantees from our joint venture partner and the release of Beazer under all guarantees related to this joint venture.

Beazer contributed $9.7 million as an additional investment in the joint venture as part of the loan modification. Also during the fourth quarter of fiscal 2009, the Company and its joint venture partners entered into agreements with a lender to repay the notes payable of one of its unconsolidated joint ventures at a discount. The Company contributed an additional $4.3 million as an investment which was used to reduce the loan balance of this joint venture. We also entered into an agreement with a lender and our joint venture partner to purchase the notes payable and our partner’s interest in one of our unconsolidated joint ventures for a total of $13.6 million. This joint venture is consolidated in our financial statements as of September 30, 2009. In fiscal 2009, we also paid $3.0 million to settle our obligations under guarantees for three ventures which we had previously estimated at a maximum potential obligation of $16.6 million. As part of the settlement agreements, the lenders also cancelled $48.6 million of the outstanding debt of these three joint ventures. Subsequent to September 30, 2009, together with our joint venture partner, we reached agreement with a lender to another joint venture to pay down the outstanding debt by $7.6 million ($3.8 million per partner). In connection with this loan repayment, the lender has agreed to release the obligations under the related loan-to-value maintenance guarantee.

Three of our joint ventures are in default (or have received default notices) under their respective debt obligations. During fiscal 2008, the lender to the joint venture, in which we have a 2.58% investment, notified the joint venture partners that it believes the joint venture is in default of certain joint venture loan agreements as a result of certain of the Company’s joint venture partners not complying with all aspects of the joint ventures’ loan agreements. The joint venture partners are currently in discussions with the lender. In December 2008, the lender has filed individual lawsuits against some of the joint venture partners and certain of those partners’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. The Company’s share of the outstanding debt is approximately $14.5 million at September 30, 2009. Under the terms of the agreement, our repayment guarantee is estimated at $15.1 million, which is only triggered in the event of bankruptcy of the joint venture. Our equity interest at September 30, 2009 was $8.6 million in this joint venture. Given the inherent uncertainties in this litigation, as of September 30, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.

In addition, certain of our joint venture partners have curtailed their funding of their allocable joint venture obligations. Given the inherent uncertainties in these negotiations, as of September 30, 2009, no accrual has been recorded, as obligations to Beazer, if any, related to these matters were not both probable and reasonably estimable.

Our joint ventures typically obtain secured acquisition, development and construction financing. Generally Beazer and our joint venture partners provide varying levels of guarantees of debt and other obligations for our unconsolidated joint ventures. At September 30, 2009, these guarantees included, for certain joint ventures, construction completion guarantees, loan-to-value maintenance agreements, repayment guarantees and environmental indemnities.

In assessing the need to record a liability for the contingent aspect of these guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (ASC 400), we consider our historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees and the financial condition of the applicable unconsolidated joint ventures. In addition, we monitor the fair value of the collateral of these unconsolidated joint ventures to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. We have not recorded a liability for the contingent aspects of any guarantees that we determined were reasonably possible but not probable.

Construction Completion Guarantees
We and our joint venture partners may be obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development. Provided the joint venture and the partners are not in default under any loan provisions, the project lenders typically are obligated to fund these improvements through any financing commitments available under the applicable loans. A majority of these construction completion guarantees are joint and several with our partners. In those cases, we generally have a reimbursement arrangement with our partner which provides that neither party is responsible for more than its proportionate share of the guarantee. However, if our joint venture partner does not have adequate financial resources to meet its obligations under such reimbursement arrangement, we may be liable for more than our proportionate share, up to our maximum exposure, which is the full amount covered by the relevant joint and several guarantee. The guarantees cover a specific scope of work, which may range from an individual development phase to the completion of the entire project. No accrual has been recorded, as losses, if any, related to construction completion guarantees are not both probable and reasonably estimable.

Loan-to-Value Maintenance Agreements
We and our joint venture partners may provide credit enhancements to acquisition, development and construction borrowings in the form of loan-to-value maintenance agreements, which can limit the amount of additional funding provided by the lenders or require repayment of the borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the borrowings. The agreements generally require periodic reappraisals of the underlying property value. To the extent that the underlying property gets reappraised, the amount of the exposure under the loan-to value-maintenance (LTV) guarantee would be adjusted accordingly and any such change could be significant. In certain cases, we may be required to make a re-balancing payment following a reappraisal in order to reduce the applicable loan-to-value ratio to the required level.

Our estimate of the Company’s portion of LTV guarantees of the unconsolidated joint ventures was $3.9 million at September 30, 2009 and $5.8 million at September 30, 2008. Subsequent to September 30, 2009, the Company and its joint venture partner have reached an agreement with the lender of a joint venture to release the LTV guarantee and extend the related loan maturity up to two years in exchange for a loan repayment of $7.6 million. The Company and its joint venture partner have agreed to each invest an additional $3.8 million in the joint venture to facilitate this repayment.

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

Our estimate of Beazer’s portion of repayment guarantees related to the outstanding debt of its unconsolidated joint ventures was $15.8 million and $39.2 million at September 30, 2009 and 2008, respectively. The reduction in the estimate of joint venture repayment guarantees was driven primarily by 1) the negotiated settlement with the lenders of two joint ventures for the cancellation of debt and the release of other loan obligations including $16.6 million in repayment guarantees for nominal consideration and 2) the negotiated loan modification and release of guarantees with the lender of one joint venture in return for the repayment of a portion of the outstanding debt. The Company contributed $9.7 million as an additional investment in this latter joint venture which was used to reduce the outstanding loan balance.

Environmental Indemnities
Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the fiscal years ended September 30, 2009 and 2008, we were not required to make any payments related to environmental indemnities. No accrual has been recorded, as losses, if any, related to environmental indemnities are not both probable and reasonably estimable

(4)	Inventory

	September 30,	September 30,
(in thousands)	2009	2008

Homes under construction	$219,724	$338,971
Development projects in progress	487,457	572,275
Land held for future development	417,834	407,320
Land held for sale	42,470	85,736
Capitalized interest	38,338	45,977
Model homes	59,618	94,727

Total owned inventory	$1,265,441	$1,545,006

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 270 ($46.3 million) and 408 ($76.2 million) completed homes that were not subject to a sales contract at September 30, 2009 and 2008, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. During fiscal 2009 and 2008, the Company decided to re-allocate capital employed through strategic sales of select properties and through the exiting of certain markets no longer viewed as strategic and has recorded such land as held for sale. Land held for sale as of September 30, 2009 principally included land held for sale in the markets we have decided to exit including Colorado and Charlotte, North Carolina. Land held for sale as of September 30, 2008 was primarily located in markets that we have subsequently exited, Colorado, Columbus and Cincinnati, Ohio, Lexington, Kentucky and Charlotte, North Carolina.

Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	September 30, 2009				September 30, 2008
	Projects in	Held for Future	Land Held for	Total Owned	Projects in	Held for Future	Land Held for	Total Owned
	Progress	Development	Sale	Inventory	Progress	Development	Sale	Inventory

West Segment	$282,753	$345,050	$8,171	$635,974	$348,475	$341,784	$26,515	$716,774
East Segment	340,859	49,097	2,927	392,883	394,643	44,387	3,642	442,672
Southeast Segment	121,621	23,687	423	145,731	165,231	21,149	14,841	201,221
Unallocated	56,992	-	-	56,992	128,299	-	-	128,299
Discontinued Operations	2,912	-	30,949	33,861	15,302	-	40,738	56,040

Total	$805,137	$417,834	$42,470	$1,265,441	$1,051,950	$407,320	$85,736	$1,545,006

Inventory located in California, the state with our largest concentration of inventory, was $358.7 million and $431.1 million at September 30, 2009 and 2008, respectively.

Inventory Impairments. The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the fiscal years ended September 30, 2009, 2008 and 2007 (in thousands) :

	Fiscal Year Ended September 30,
	2009	2008	2007

Development projects and homes in process (Held for Development)
West	$42,842	$147,278	$224,782
East	10,005	72,040	95,734
Southeast	22,160	51,663	68,220
Unallocated	5,116	21,769	23,853

Subtotal	$80,123	$292,750	$412,589

Land Held for Sale
West	$9,357	$8,505	$46,138
East	1,071	18,068	798
Southeast	2,452	34,608	500

Subtotal	$12,880	$61,181	$47,436

Lot Option Abandonments
West	$99	$15,356	$54,703
East	2,949	10,362	23,979
Southeast	947	26,519	33,332

Subtotal	$3,995	$52,237	$112,014

Continuing Operations	$96,998	$406,168	$572,039

Discontinued Operations
Held for Development	$93	$19,872	$28,326
Land Held for Sale	9,012	55,593	588
Lot Option Abandonments	1,024	28,995	10,911

Subtotal	$10,129	$104,460	$39,825

Total Company	$107,127	$510,628	$611,864

The inventory held for development that was impaired during fiscal 2009 represented 3,526 lots in 45 communities with an estimated fair value of $108.4 million. The inventory held for development that was impaired during fiscal 2008 represented 10,753 lots in 221 communities with an estimated fair value of $579.2 million, of which 854 lots in 52 communities related to discontinued operations. The inventory held for development that was impaired during fiscal 2007 represented 12,409 lots in 168 communities with an estimated fair value of $897.1 million, of which 1,486 lots in 46 communities related to discontinued operations. During fiscal 2009, for certain communities we determined it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates led to additional impairments in certain communities during the fiscal year. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material. The impairments recorded on our held for development inventory for the fiscal years ended September 30, 2009, 2008 and 2007, primarily resulted from the continued decline in the homebuilding environment across our submarkets.

During fiscal 2009, 2008 and 2007, as a result of challenging market conditions and review of recent comparable transactions, certain of the Company’s land held for sale was further written down to net realizable value, less estimated costs to sell. As a result, we recorded $21.9 million, $116.8 million and $48.0 million of impairments on land during fiscal 2009, 2008 and 2007, respectively.

We also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $41.9 million at September 30, 2009. This amount includes non-refundable letters of credit of approximately $5.0 million. The total remaining purchase price, net of cash deposits, committed under all options was $306.2 million as of September 30, 2009.

We have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded total lot option abandonment charges during the fiscal years ended September 30, 2009, 2008 and 2007 of $5.0 million, $81.2 million and $122.9 million, respectively. The abandonment charges relate to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan and related to our prior year decision to exit certain markets.

We expect to exercise, subject to market conditions, most of our remaining option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether land options will be exercised.

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

We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at September 30, 2009 and 2008 reflect consolidated inventory not owned of $53.0 million and $106.7 million, respectively. We consolidated $42.8 million and $46.9 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R as of September 30, 2009 and 2008, respectively. In addition, as of September 30, 2009 and 2008, we recorded $10.2 million and $59.8 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with SFAS 49. Obligations related to consolidated inventory not owned totaled $26.4 million at September 30, 2009 and $70.6 million at September 30, 2008. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.

(5)	Interest

Our ability to capitalize all interest incurred during fiscal 2009 and 2008 has been limited by the reduction in our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Fiscal Year Ended September 30,
	2009	2008	2007

Capitalized interest in inventory, beginning of year	$45,977	$87,560	$78,996
Interest incurred	133,481	139,659	148,444
Capitalized interest impaired	(3,376)	(13,795)	(12,350)
Interest expense not qualified for capitalization and included as other expense	(83,030)	(55,185)	-
Capitalized interest amortized to house construction and land sales expenses	(54,714)	(112,262)	(127,530)

Capitalized interest in inventory, end of year	$38,338	$45,977	$87,560

(6)	Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	September 30,
	2009	2008

Building	$2,378	$2,391
Model and sales office improvements	57,010	65,040
Leasehold improvements	8,298	8,809
Computer and office equipment	18,709	19,354
Information systems	25,148	22,625
Furniture and fixtures	8,168	8,696

	119,711	126,915
Less: Accumulated depreciation	(93,772)	(87,093)

	$25,939	$39,822

(7) Borrowings

At September 30, 2009 and 2008 we had the following long-term debt (in thousands):

		September 30,	September 30,
	Maturity Date	2009	2008

Secured Revolving Credit Facility	July 2011	$-	$-
8 5/8% Senior Notes*	May 2011	127,254	180,000
8 3/8% Senior Notes*	April 2012	303,599	340,000
6 1/2% Senior Notes*	November 2013	164,473	200,000
6 7/8% Senior Notes*	July 2015	209,454	350,000
8 1/8% Senior Notes*	June 2016	180,879	275,000
12% Senior Secured Notes*	September 2017	250,000	-
4 5/8% Convertible Senior Notes*	June 2024	154,500	180,000
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	12,543	50,618
Model home financing obligations	Various Dates	30,361	71,231
Unamortized debt discounts		(27,257)	(2,565)

Total		$1,508,899	$1,747,377

* Collectively, the “Senior Notes”

Secured Revolving Credit Facility — As of September 30, 2008, our Secured Revolving Credit Facility was $400 million and was subject to further reductions to $250 million and $100 million if our consolidated tangible net worth, (defined in the agreement as stockholders’ equity less intangible assets as defined) fell below specified levels. During fiscal 2009, through various amendments to the facility, the Company obtained waivers of potential breaches of covenants and ultimately decided to amend and restructure its Secured Revolving Credit Facility.

On August 5, 2009, we entered into an amendment to our Secured Revolving Credit Facility that reduced the size of the facility to $22 million. The Secured Revolving Credit Facility is now provided by one lender. The Secured Revolving Credit Facility will continue to provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. We also entered into three stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit that had been under our prior revolving credit facility. As of September 30, 2009, we have secured our letters of credit under the three stand-alone facilities using cash collateral in restricted accounts of $48.3 million. In addition, we have pledged approximately $390 million of inventory assets to our revolving credit facility. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of September 30, 2009 or 2008. Subsequent to September 30, 2009, we closed an additional standalone, cash-secured letter of credit facility with a major bank to add additional letter of credit capacity.

Senior Notes - The Senior Notes are unsecured or secured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Secured Revolving Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2009, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, each indenture (other than the indenture governing the convertible Senior Notes) requires us to offer to purchase 10% of each series of Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $137.5 million of notes, based on the original amounts of the applicable notes; however, this amount may be reduced by certain Senior Note repurchases (potentially at less than par) made after the triggering date.

In June 2004, we issued $180 million aggregate principal amount of 4 5/8% Convertible Senior Notes due 2024 (the Convertible Senior Notes). In August 2004, we filed a registration statement on Form S-3 with the SEC covering resales of the Convertible Senior Notes and the common stock issuable upon conversion. During the fourth quarter of fiscal 2007, the cumulative dividends declared to date caused a change in the conversion rate per $1,000 principal amount to an adjusted conversion rate of 20.1441 shares of common stock, representing a current conversion price of $49.64 per share. We may, at our option, redeem for cash the Convertible Senior Notes in whole or in part at any time on or after June 15, 2009 at specified redemption prices. Holders have the right to require us to purchase all or any portion of the Convertible Senior Notes for cash on June 15, 2011, June 15, 2014 and June 15, 2019. In each case, we will pay a purchase price equal to 100% of the principal amount of the Convertible Senior Notes to be purchased plus any accrued and unpaid interest, if any, and any additional amounts owed, if any to such purchase date.

In fiscal 2007, we voluntarily repurchased $20.0 million of our outstanding 8 5/8% Senior Notes and $10.0 million of our outstanding 8 3/8% Senior Notes on the open market. The aggregate purchase price was $30.5 million, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a net $412,500 pretax loss during fiscal 2007. Senior Notes purchased by the Company were cancelled.

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

During the second half of fiscal 2009, we voluntarily repurchased in open-market transactions $384.8 million principal amount of our Senior Notes ($52.7 million of 8 5/8% Senior Notes due 2011, $36.4 million of 8 3/8% Senior Notes due 2012, $35.6 million of 6 1/2% Senior Notes due 2013, $140.5 million of 6 7/8% Senior Notes due 2015, $94.1 million of 8 1/8% Senior Notes due 2016, and $25.5 million of Convertible Senior Notes due 2024). The aggregate purchase price was $247.7 million, plus accrued and unpaid interest as of the purchase date. The repurchase of the notes resulted in a $130.2 million pre-tax gain on extinguishment of debt, net of unamortized discounts and debt issuance costs related to these notes. Senior Notes purchased by the Company were cancelled.

On September 11, 2009, we issued and sold $250 million aggregate principal amount of our 12% Senior Secured Notes due 2017 (Senior Secured Notes) through a private placement. The Senior Secured Notes were issued at a price of 89.5% of their face amount (before underwriting and other issuance costs). Interest on the Senior Secured Notes is payable semi-annually in cash in arrears, commencing April 15, 2010. The Senior Secured Notes were issued under an indenture, dated as of September 11, 2009. The indenture contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on assets of the Company. Upon a change of control, as defined, the indenture requires us to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. If we sell certain assets and do not reinvest the net proceeds in compliance with the indenture, then we must use the net proceeds to offer to repurchase the Senior Secured Notes at 100% of their principal amount, plus accrued and unpaid interest.

Prior to October 15, 2012, we may redeem the Senior Secured Notes at a redemption price equal to 100% of the principal amount plus the applicable premium amount as set forth in the indenture. Thereafter, we may redeem some or all of the Senior Secured Notes at redemption prices set forth in the indenture. The Senior Secured Notes are secured on a second priority basis by, subject to exceptions specified in the related agreements, substantially all of the tangible and intangible assets of the Company as defined.

As of September 30, 2009, we were in compliance with all covenants under our Senior Notes.

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

Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of September 30, 2009 and September 30, 2008, we had outstanding notes payable of $12.5 million and $50.6 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2011 and had fixed and variable rates ranging from 4.8% to 9.0% at September 30, 2009. These notes are secured by the real estate to which they relate. During fiscal 2009, we negotiated a reduced payoff of two of our secured notes payable totaling $39.2 million and recorded gains on debt extinguishment totaling $20.1 million which is included in gain on extinguishment of debt in the accompanying Consolidated Statements of Operations for the fiscal year ended September 30, 2009.

The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $30.4 million and $71.2 million of debt as of September 30, 2009 and September 30, 2008, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases (ASC 840). These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 4.8% as of September 30, 2009, and expire at various times through 2015. The model homes financed in these transactions are recorded as inventory until such homes are sold to the ultimate homebuyer and the related financing obligation is repaid. At such time, we recognize revenue and related costs, and the inventory associated with the model homes and the model home financing obligations are reduced. The sale transaction above is reflected as cash provided by operating activities and the reduction in the model home financing obligation is presented as cash used in financing activities in the accompanying Consolidated Statements of Cash Flows.

As of September 30, 2009, future maturities of our borrowings are as follows (in thousands):

Year Ending September 30,

2010	$30,668
2011	289,769
2012	306,619
2013	164,797
2014	324
Thereafter	743,979

Total	$1,536,156

(8)	Income Taxes

The (benefit) provision for income taxes from continuing operations consists of (in thousands):

	Fiscal Year Ended September 30,
	2009	2008	2007

Current federal	$(13,025)	$ (145,361)	$ (56,578)
Current state	(162)	(3,123)	1,250
Deferred federal	1,459	212,624	(131,054)
Deferred state	3,197	7,515	(16,489)

Total	$ (8,531)	$71,655	$(202,871)

The (benefit) provision for income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows (in thousands):

	Fiscal Year Ended September 30,
	2009	2008	2007

Income tax computed at statutory rate	$(65,291)	$(255,190)	$(201,108)
State income taxes, net of federal benefit	(2,936)	6,740	(19,381)
Penalties	5,146	-	-
Impairment of non-deductible goodwill	5,158	16,446	16,238
Valuation allowance	46,062	307,080	-
Other, net	3,330	(3,421)	1,380

Total	$(8,531)	$71,655	$(202,871)

Deferred tax assets and liabilities are composed of the following (in thousands):

	September 30,
	2009	2008

Deferred tax assets:
Warranty and other reserves	$22,407	$24,927
Incentive compensation	15,660	20,854
Property, equipment and other assets	4,803	4,320
Federal and state tax carryforwards	186,088	85,711
Inventory adjustments	191,119	237,487
FIN 48	39,083	47,677
Other	1,699	3,505

Total deferred tax assets	460,859	424,481

Deferred tax liabilties:
Inventory adjustments	-	-
Other	-	(3,686)

Total deferred tax liabilities	-	(3,686)

Valuation allowance	(453,339)	(400,579)

Net deferred tax assets	$7,520	$20,216

SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if is more likely than not that some portion or all of a deferred tax asset will not be realized. During fiscal 2008, we determined that it was not more likely than not that substantially all of our deferred tax assets would be realized and, therefore, we established a valuation allowance of $400.6 million for substantially all of our deferred tax assets. We have not changed our assessment regarding the recoverability of our deferred tax assets as of September 30, 2009 and consequently, during the fiscal year ended September 30, 2009, we determined that an additional valuation allowance of $52.8 million was warranted. As of September 30, 2009, our deferred tax valuation allowance was $453.3 million. Management reassesses the realizability of the deferred tax assets each reporting period. To the extent that our financial results of operations improve and deferred tax assets become realizable, the valuation allowance will be reduced and result in a non-cash tax benefit.

We experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code as of December 31, 2007. Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards and certain built-in losses or deductions recognized during the five-year period after the ownership change. Therefore, our ability to utilize our pre-ownership change net operating loss carryforwards and recognize certain built-in losses or deductions is limited by Section 382 to a maximum amount of approximately $17 million annually.

Although our Board of Directors recently adopted a shareholder rights plan on July 31, 2009 which is intended to reduce the likelihood of an unintended “ownership change” within the meaning of Section 382 and thereby protect stockholder value by preserving our ability to use our net operating loss carryforwards, the shareholder rights plan does not ensure that our net operating loss carryforwards will be protected from an ownership change as defined in the tax laws, and there can be no assurance that such an ownership change will not occur. If another “ownership change” occurs, a new annual limitation on the utilization of net operating losses would be determined on that date.

At September 30, 2009, we had U.S. federal and state net operating loss (NOL) carryforwards of $408.4 million and $924.5 million, respectively. These NOL carryforwards will expire between 2010 and 2028. In addition, we have alternative minimum tax (AMT) credit carryforwards of $9.8 million, which do not expire. On an after-tax basis, our federal and state NOL carryforwards and the AMT tax credit carryforward result in a deferred tax asset of $186.1 million. At September 30, 2009, our federal NOL carryforwards of $408.4 million consisted of approximately $165.8 million in estimated NOL carryforwards that are not subject to the annual limitation imposed by Section 382 and approximately $242.6 million in estimated NOL carryforwards that are subject to the annual limitation imposed by Section 382.

Further, as of September 30, 2009, we had net unrecognized built-in losses totaling approximately $520.9 million that would be subject to the annual Section 382 limitation if recognized before January 1, 2013. The $520.9 million of unrecognized built-in losses consist of $316.1 million in inventory valuation adjustments and $204.8 million of other balance sheet related unrecognized built-in losses. We also have approximately $270.8 million of unrecognized tax losses related to inventory valuation adjustments that will not be subject to our Section 382 limitation when recognized.

We adopted the provisions of FIN 48 on October 1, 2007 which resulted in a $10.1 million reduction to retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits at the beginning and end of fiscal 2009 and fiscal 2008 is as follows ($ in thousands):

	Fiscal Year Ended September 30,
	2009	2008

Balance at beginning of year	$57,916	$72,500
Reductions in tax positions related to current year	(3,527)	891
Additions for tax positions related to prior years	211	12,232
Reductions for tax positions of prior years	(219)	(22,440)
Settlements with taxing authorities	(8,572)	(3,767)
Lapse of statute of limitations	(3,961)	(1,500)

Balance at end of year	$41,848	$57,916

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the financial statements as a component of the income tax provision, consistent with the Company’s historical accounting policy. The Company recorded a $4.8 million reduction in gross interest and penalties during fiscal 2009 in accordance with FIN 48, resulting in $8.0 million of accrued interest and penalties at September 30, 2009. The Company’s liability for unrecognized tax benefits including accrued interest and penalties is reflected as a component of other liabilities.

As of September 30, 2009, the Company’s total unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate is $5.3 million. It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease as a result of the expiration of the statute of limitations on certain return positions. The change that could occur within the next 12 months, however, cannot be estimated at this time.

During the next 12 months, it is reasonably possible that the statute of limitations for fiscal year 2006 in certain tax jurisdictions will expire. If the statute expires, approximately $40.4 million of unrecognized tax benefits related to temporary differences would shift from fiscal year 2006 to fiscal year 2007, resulting in an increase in unrecognized tax benefits in 2007. This increase in unrecognized tax benefits in 2007, absent any other planning, could result in an increase to our valuation allowance and tax provision of $10.5 million in the third quarter of fiscal year 2010. Additionally, the statute expiration of certain permanent federal and state tax exposures and related accrued interest and penalties would result in a tax benefit of approximately $2.2 million.

Our income tax receivable was $9.9 million and $173.5 million as of September 30, 2009 and 2008, respectively. This receivable relates primarily to the carryback of losses incurred in fiscal 2009 and 2008 to open tax years in which we previously paid significant income taxes. During fiscal 2009 and 2008, we received $172.5 million and $59.2 million of federal and state income tax refunds related to prior tax years in which we previously paid taxes.

In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. The federal statute of limitations for pre-fiscal year 2006 tax years expired on June 15, 2009. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2006 through 2008. We are not currently under IRS audit for any other open years. During fiscal 2009, we completed a number of state examinations without any material effect on our fiscal 2009 net loss.

(9)	Leases

We are obligated under various noncancelable operating leases for office facilities, model homes and equipment. Rental expense under these agreements, which is included in selling, general and administrative expenses, amounted to approximately $12.5 million, $17.8 million and $18.9 million for the years ended September 30, 2009, 2008, and 2007, respectively. This rental expense excludes model home transactions accounted for as financing arrangements in accordance with SFAS 98 as discussed in Note 7 and expense related to our discontinued operations. As of September 30, 2009, future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

Year Ending September 30,

2010	$9,066
2011	7,396
2012	5,478
2013	4,483
2014	1,245
Thereafter	726

Total	$ 28,394

(10)	Stockholders’ Equity

Preferred Stock. We currently have no shares of preferred stock outstanding.

Common Stock Repurchase Plan. On November 18, 2005, as part of an acceleration of our comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase of our stock repurchase plan to ten million shares of our common stock. The plan provides that shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. During fiscal 2009, 2008 and fiscal 2007, we did not repurchase any shares in the open market. At September 30, 2009, there are approximately 5.4 million additional shares available for purchase pursuant to the plan; however, we have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and as allowed by our debt covenants and is unlikely in the foreseeable future.

During fiscal 2009, 2008, and 2007, 14,393, 7,255, and 13,946 shares, respectively, were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock and restricted stock units under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $21,000, or less than $2 per share in fiscal 2009, $52,000, or approximately $7 per share in fiscal 2008, and $348,000, or approximately $25 per share in fiscal 2007.

Dividends. Effective November 2, 2007, our Board of Directors suspended payment of quarterly dividends. The Board concluded that suspending dividends, which will allow us to conserve approximately $16 million of cash annually, was a prudent effort in light of the continued deterioration in the housing market. In addition, the indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2009, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid in fiscal 2009 or fiscal 2008. For fiscal 2007, we paid quarterly cash dividends aggregating approximately $15.6 million ($0.40 per common share).

(11)	Retirement Plan and Incentive Awards

401(k) Retirement Plan. We sponsor a 401(k) plan (the Plan). Substantially all employees are eligible for participation in the Plan after completing one calendar month of service with us. Participants may defer and contribute to the Plan from 1% to 80% of their salary with certain limitations on highly compensated individuals. We match 50% of the first 6% of the participant’s contributions. The participant’s contributions vest 100% immediately, while our contributions vest over five years. Our total contributions for the fiscal years ended September 30, 2009, 2008, and 2007 were approximately $1.1 million, $1.7 million and $2.8 million, respectively. During fiscal 2009, 2008, and 2007 participants forfeited $0.7 million, $1.3, million and $1.6 million, respectively, of unvested matching contributions.

Deferred Compensation Plan. During fiscal 2002, we adopted the Beazer Homes USA, Inc. Deferred Compensation Plan (the DCP Plan). The DCP Plan is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP Plan allows the executives to defer current compensation on a pre-tax basis to a future year, up until termination of employment. The objectives of the DCP Plan are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding, and retaining executives. Participation in the DCP Plan is voluntary. Beazer Homes may voluntarily make a contribution to the participants’ DCP accounts. Deferred compensation assets of $12.7 million and $19.4 million and deferred compensation liabilities of $13.2 million and $22.8 million as of September 30, 2009 and 2008, respectively, are included in other assets and other liabilities on the accompanying Consolidated Balance Sheets. The decrease in the deferred compensation assets and liabilities between fiscal 2008 and fiscal 2009 relates to employee elections to withdraw funds from the plan, forfeitures of matching contributions related to terminated employees and market losses on investments held within the plan. For the years ended September 30, 2009, 2008, and 2007, Beazer Homes contributed approximately $355,000, $517,000, and $4.7 million, respectively, to the DCP Plan.

Stock Incentive Plans. During fiscal 2000, we adopted the 1999 Stock Incentive Plan (the 1999 Plan) because the shares reserved under the 1994 Stock Incentive Plan (the 1994 Plan) had been substantially depleted. At

September 30, 2009, we had reserved 11,925,000 shares of common stock for issuance under our various stock incentive plans, of which approximately 19,000 shares are available for future grants.

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

The following table summarizes stock options and SSARs outstanding as of September 30 and activity during the fiscal years ended September 30:

Fiscal Year Ended September 30,	2009		2008		2007
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	1,848,995	$45.78	2,052,379	$45.01	2,135,572	$43.82
Granted	671,600	3.94	-	-	538,594	38.61
Exercised	-	-	-	-	(312,501)	14.15
Forfeited	(34,761)	44.28	(111,670)	46.55	(309,286)	56.84
Cancelled with exchange	(292,969)	43.05	-	-	-	-
Expired	(83,951)	40.41	(91,714)	27.71	-	-

Outstanding at end of year	2,108,914	$33.07	1,848,995	$45.78	2,052,379	$45.01

Exercisable at end of year	773,869	$ 40.40	704,762	$ 29.31	617,914	$ 26.36

The following table summarizes information about stock options and SSARs outstanding and exercisable at September 30, 2009:

	Stock Options/SSARs Outstanding			Stock Options/SSARs Exercisable
		Weighted			Weighted
		Average			Average
		Contractual	Weighted		Contractual	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Life	Exercise	Number	Life	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	(Years)	Price

$3 - $9	685,715	6.74	$4.00	14,115	0.60	$6.81
$18 - $21	189,774	3.17	20.52	189,774	3.17	20.52
$24 - $29	134,037	2.52	26.85	134,037	2.52	26.85
$30 - $39	439,015	3.45	34.59	174,309	1.73	35.50
$40 - $49	19,509	4.36	43.10	-	0.00	43.10
$62 - $66	72,019	3.11	62.27	72,019	3.11	62.27
$68 - $69	568,845	3.34	68.56	189,615	3.34	68.56

$3 - $69	2,108,914	4.40	$33.07	773,869	2.72	$40.40

The weighted average fair value of each option/SSAR granted during the years ended September 30, 2009 and 2007 was $2.97 and $20.48, respectively. There were no SSARs/options granted in fiscal 2008. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. Expected life of options granted in fiscal 2009 was a weighted average of 5.06 years and was determined based on the average historical exercise experience of our previous grants. Expected life of options/SSARs granted in fiscal 2007 were computed using the mid-point between the vesting period and contractual life of the options/SSARs and was a weighted average of 5.25 years for fiscal 2007 grants. Expected volatilities are based on the historical volatility of the Company’s stock and other factors and averaged 99.49% and 60.33% in fiscal 2009 and 2007, respectively. No dividends were assumed for fiscal 2009 grants since our Board of Directors has suspended the payment of dividends (see Note 10). Expected discrete dividends of $0.10 per quarter were assumed in lieu of a continuously compounding dividend yield for fiscal 2007 grants. The weighted average risk-free interest rate assumed was 2.75% and 4.66%, respectively, for fiscal 2009 and 2007.

At September 30, 2009, 1,758,663 SSARs/stock options were vested or expected to vest in the future with a weighted average exercise price of $30.58 and a weighted average expected life of 2.59 years. At September 30, 2009, there was no aggregate intrinsic value of SSARs/stock options outstanding, vested and expected to vest in the future or SSARs/options exercisable. The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. The intrinsic value for options/SSARs exercised in the fiscal year ended September 30, 2007 was $8.7 million.

On August 5, 2008, at the Company’s annual meeting of stockholders, the stockholders voted to approve amendments to the 1999 Plan to authorize a stock option/SSAR exchange program for eligible employees other than executive officers and directors. On August 4, 2009 we offered to exchange stock options/SSARs with exercise prices ranging from $26.51 to $62.02 per share for newly issued restricted shares of common stock based on the exercise price of the eligible awards exchanged. This exchange was structured to be a value for value exchange and, as of the grant date, there was no incremental expense recorded related to this exchange. Stock options/SSARs to purchase 292,969 shares of our common stock were cancelled and exchanged for 90,405 restricted shares of stock with a grant price of $4.16.

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

In fiscal 2009 as discussed above, we exchanged certain stock options/SSARs to purchase shares of our common stock for restricted shares of common stock. These restricted shares will vest 50% on the first anniversary of the exchange and 50% on the second anniversary of the exchange. We valued these restricted shares in accordance with SFAS 123R based on the remaining unamortized cost of the exchanged stock options/SSARs. The weighted average exchange price fair value of these restricted shares was $4.16 per share. Our estimated fair value of these restricted shares will be amortized over the applicable vesting period.

In fiscal 2007, we issued 75,939 shares of restricted stock to our executive officers with vesting contingent upon the achievement of performance criteria based on Beazer Homes’ total shareholder return, as defined by the award agreements, as compared to the total shareholder return of a defined peer group. The grants of performance-based, nonvested stock were valued using the Monte Carlo valuation method and had a weighted average fair value of $32.13. One-third of the shares will be eligible to vest on dates defined in the grant agreements, generally three, four and five years after the date of grant. Depending on the level of performance achieved based on the established criteria, between 0% and 150% of the eligible shares will vest as of each applicable date.

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

For Beazer Homes and each member of the peer group, the following inputs were used in the Monte Carlo simulation model to determine fair value as of the grant date for the performance-based, nonvested awards: risk-free interest rate ranging from 4.54% to 4.8%; aggregate discrete dividends during the performance period ($0.10 per quarter for the company for all grants); and expected volatility ranging from 35.16% to 38.14%.

Prior to fiscal 2008, participants in certain of our management incentive compensation programs could defer a portion of their earned annual incentive compensation under the applicable plan pursuant to the terms of the Corporate Management Stock Purchase Program (the CMSPP). The deferred amounts are represented by restricted stock units, each of which represents the right to receive one share of Beazer Homes’ common stock upon vesting. Such shares are issued after a three-year vesting period, subject to an election for further deferral by the participant. The number of restricted stock units granted is based on a discount to the market value of our common stock at the time the bonus is earned. Should the participant’s employment terminate during the vesting period, the deferred incentive compensation is settled in cash or cash and stock, depending on the cause of termination as set forth in the CMSPP or applicable deferred compensation plan. Due to low availability of shares at the beginning of fiscal 2008 under the 1999 Plan, from which shares under CMSPP are issued, the Compensation Committee suspended this program until further notice.

Activity relating to the nonvested stock awards for the fiscal year ended September 30, 2009 is as follows:

		Weighted Average
	Shares	Fair Value

Beginning of year	782,866	$46.80
Granted	453,738	3.94
Granted in exchange	90,405	4.16
Vested	(152,522)	31.48
Forfeited	(47,607)	59.35

End of year	1,126,880	$27.66

Compensation expense for the nonvested stock awards totaled $6.6 million, $6.2 million and $5.3 million for the fiscal years ended September 30, 2009, 2008, and 2007, respectively. The weighted average grant-date fair value of nonvested stock awards granted during the fiscal years ended September 30, 2009 and 2007, excluding shares granted in the exchange offer, was $3.98 and $39.12, respectively.

(12)	Contingencies

Beazer Homes and certain of its subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to Chinese drywall. The Company is subject to the possibility of loss contingencies arising in its business and such contingencies are accounted for in accordance with SFAS 5, Accounting for Contingencies (ASC 7). In determining loss contingencies, we consider the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated.

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

As of September 30, 2009, we have accrued $2.7 million in our warranty reserves for the repair of fewer than 40 homes in southwest Florida where certain of our subcontractors installed defective Chinese drywall in homes that were delivered during our 2006 and 2007 fiscal years. We are inspecting additional homes in order to determine whether they also contain the defective Chinese drywall. The outcome of these inspections may require us to increase our warranty reserve in the future. However, the amount of additional liability, if any, is not reasonably estimable. In addition, the Company has been named as defendants in a number of legal actions related to Chinese drywall (see Other Matters below).

We have experienced a significant number of moisture intrusion claims in our East segment and particularly with respect to homes built by Trinity Homes LLC (Trinity), a subsidiary which was acquired in the Crossmann acquisition in 2002. As of September 30, 2009, there were two pending lawsuits related to such complaints received by Trinity by individual homeowners and the cost to resolve such matters is not expected to be material, either individually or in the aggregate. There was a class action suit filed in the State of Indiana in August 2003 against Trinity. The parties in the class action reached a settlement agreement which was approved by the court on October 20, 2004. The settlement agreement establishes an agreed protocol and process for assessment and remediation of any external moisture intrusion issues at the homes which includes, among other things, that the homes will be repaired at Trinity’s expense. The settlement agreement also provides for payment of plaintiffs’ attorneys’ fees and for Trinity to pay an agreed amount for engineering inspection costs for each home for which a claim is filed under the settlement. As of September 30, 2009, we have completed the remediation of 1,881 homes related to 1,884 total Trinity claims. Our warranty reserve as of September 30, 2009 and 2008 include accruals of approximately $450,000 and $2.8 million, respectively, for our estimated costs to assess and remediate all homes for which Trinity had received complaints related to moisture intrusion.

As a result of our analyses, we adjust our estimated warranty liabilities. While we believe that our warranty reserves are adequate as of September 30, 2009, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows (in thousands):

	Fiscal Year Ended
	September 30,
	2009	2008	2007

Balance at beginning of year	$40,822	$57,053	$99,030
Provisions (1)	4,249	11,630	4,736
Payments	(14,971)	(27,861)	(46,713)

Balance at end of year	$30,100	$40,822	$57,053

(1) Upon review of the adequacy of the warranty reserves, it was determined that the warranty reserve as of September 30, 2008 and 2007, respectively, contained reserves in excess of anticipated claims related to the Trinity moisture intrusion related issues. As a result, the provision to warranty reserves for fiscal 2008 and 2007 was reduced by $2.5 million and $23.8 million, respectively. In addition, the Company also determined that its warranty reserve covering workmanship, materials, certain construction defects and structural elements were in excess of anticipated claims as of September 30, 2007, which resulted in an additional reduction in the provision to warranty reserves of $8.3 million in fiscal 2007.

Investigations

Independent Investigation. In May 2008, the Audit Committee of the Beazer Homes Board of Directors completed the Investigation of Beazer Homes’ mortgage origination business, including, among other things, investigating certain evidence that the Company’s subsidiary, Beazer Mortgage, violated HUD regulations and may have violated certain other laws and regulations in connection with certain of its mortgage origination activities. The Investigation also found evidence that employees of the Company’s Beazer Mortgage subsidiary violated certain federal and/or state regulations, including HUD regulations. Areas of concern uncovered by the Investigation included our former practices in the areas of: down payment assistance program; the charging of discount points; the closure of certain HUD Licenses; closing accommodations; and the payment of a number of realtor bonuses and decorator allowances in certain Federal Housing Administration (FHA) insured loans and non-FHA conventional loans originated by Beazer Mortgage dating back to at least 2000. The Investigation also uncovered limited improper practices in relation to the issuance of a number of non-FHA Stated Income Loans. We reviewed the loan documents and supporting documentation, and determined that the assets were effectively isolated from the seller and its creditors (even in the event of bankruptcy). Based on that information, management continues to believe that sale accounting at the time of the transfer of the loans to third parties was appropriate. In addition, the Investigation identified accounting and financial reporting errors and irregularities which resulted in the restatement of certain prior period consolidated financial statements which was included in our 2007 Form 10-K filed with the SEC on May 12, 2008.

United States Attorney, State and Federal Agency Investigations. On July 1, 2009, the Company announced that it had resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning the matters that were the subject of the independent investigation by the Audit Committee of the Beazer Homes’ Board of Directors (the Investigation) completed in May 2008. The Company entered into a deferred prosecution agreement (DPA) with the U.S. Attorney and a settlement agreement with the U.S. Department of Housing and Urban Development (HUD) and the civil division of the Department of Justice. In addition, certain of the Company’s subsidiaries entered into a settlement agreement with the North Carolina Real Estate Commission (NCREC). Also, as previously disclosed, Beazer Mortgage Corporation (Beazer Mortgage) entered into a settlement agreement with the North Carolina Office of the Commissioner of Banks (OCOB), under which Beazer Mortgage consented, without admitting the alleged violations, to the entry of a consent order pursuant to which Beazer Mortgage has provided approximately $2.5 million in restitution to certain borrowers in respect of the alleged violations. The settlement agreement concludes the OCOB’s investigation into these matters with respect to Beazer Mortgage.

Under the DPA, the U.S. Attorney agreed not to prosecute the Company in connection with the matters that were the subject of the Investigation and are set forth in a Bill of Information filed with the United States District Court for the Western District of North Carolina, provided that the Company satisfies its obligations under the DPA over the next 60 months. The term of the DPA may be less than 60 months in the event certain conditions, as described more fully in the DPA, are met. The DPA recognizes the cooperation of the Company, its voluntary disclosure and its adoption of remedial measures.

Under the terms of the DPA, in fiscal year 2009, the Company contributed $7.5 million to a restitution fund established to compensate those Beazer customers who can demonstrate that they were injured by certain of the practices identified in the Bill of Information. For fiscal year 2010 the Company will contribute to the restitution fund the greater of $1.0 million or an amount equal to 4% of the Company’s fiscal 2010 adjusted EBITDA as defined in the DPA. The Company’s liability in each of the fiscal years after 2010 will also be equal to 4% of the Company’s adjusted EBITDA through a portion of fiscal year 2014, unless extended as described below. Under the terms of the DPA, the Company’s total contributions to the restitution fund including amounts paid to OCOB will not exceed $50.0 million.

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

The Company’s payment obligations under the DPA and the settlement agreement with HUD are interrelated. The total amount of such obligations will be dependent on several factors; however, the maximum liability under both agreements and the agreement with the OCOB will not exceed $55.0 million.

With respect to the NCREC, Beazer/Squires Realty, Inc. (Beazer/Squires) and Beazer Homes Corp. each has agreed to the entry of a consent order regarding violations of certain North Carolina statutes. Under the respective consent orders, the NCREC agreed that a reprimand of Beazer Homes would not be issued as long as Beazer Homes completed certain remedial measures and that the broker license held by Beazer/Squires is revoked. The broker license held by Beazer/Squires has been on inactive status since October 2007. There is no monetary payment by the Company or its subsidiaries under either of the consent orders. The consent orders conclude the investigation by the NCREC into these matters with respect to the Company.

As of September 30, 2009, $2.0 million is accrued related to these obligations. While we believe that our accrual for this liability is adequate as of September 30, 2009, positive adjusted EBITDA results in future years will require us to increase our accrual and incur additional expense. The amount of future liability in excess of amounts recorded to date, if any, are not reasonably estimable.

Litigation

Securities Litigation. Beazer Homes and certain of our current and former officers (the Individual Defendants), as well as our Independent Registered Accounting Firm, were named as defendants in putative class action securities litigation in the United States District Court for the Northern District of Georgia, the details of which were previously disclosed by the Company (the Beazer Securities Litigation). During fiscal 2009, the action has been settled and has been dismissed with prejudice. The Company and all other defendants did not admit any liability and received a full and complete release of all claims asserted against them in the litigation, in exchange for the payment of an aggregate of $30.5 million. The monetary payment made on behalf of the Company and the individual defendants was funded from insurance proceeds. As a result, there was no financial contribution by the Company.

Beazer Homes and certain of its current and former officers were named as defendants in a securities lawsuit filed on September 18, 2009 in the United States District Court for the Northern District of Georgia. The complaint was filed by a group of plaintiffs who opted out of the settlement of the Beazer Securities Litigation. The complaint alleges that the defendants violated Sections 10(b), 18, and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing materially false and misleading statements regarding our business and prospects due to allegedly improper lending practices in our mortgage origination business. The plaintiffs are seeking an unspecified amount of compensatory damages. The Company intends to vigorously defend against this action. Given the inherent uncertainties in this litigation, as of September 30, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.

Derivative Shareholder Actions. Certain of Beazer Homes’ current and former officers and directors were named as defendants in two derivative shareholder suits filed on April 16, 2007 and August 29, 2007 in the United States District Court for the Northern District of Georgia, which were subsequently consolidated. Beazer Homes is named as a nominal defendant. The amended consolidated complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched, and seeks an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. The parties have reached an agreement to settle the lawsuit. Under the terms of the proposed settlement, the action will be dismissed with prejudice, and the Company and all other defendants will not admit any liability. Pursuant to the terms of the settlement, the Company has acknowledged that the pendency of the derivative action was a factor in the Company’s adoption of various corporate governance reforms and remedial measures, all of which have previously been disclosed, and agreed that plaintiffs’ counsel would receive attorneys’ fees not to exceed $950,000, which will be funded by insurance proceeds. The settlement remains subject to court approval. Based on the terms of the proposed settlement, as of September 30, 2009, no accrual has been recorded related to this action.

ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (ERISA), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently making similar allegations and the court consolidated these five lawsuits. The consolidated amended complaint names as defendants Beazer Homes, our chief executive officer, certain current and former directors of the Company, including the members of the Compensation Committee of the Board of Directors, and certain employees of the Company who acted as members of the Company’s 401(k) Committee. On October 10, 2008, the Company and the other defendants filed a motion to dismiss the consolidated amended complaint. Briefing of the motion was completed in January 2009. The Company intends to vigorously defend against these actions. Given the inherent uncertainties in this litigation, as of September 30, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.

Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (RESPA) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants moved to dismiss the Complaint on June 4, 2008. On July 25, 2008, in lieu of a response to the motion to dismiss, plaintiff filed an amended complaint. The Company has moved to dismiss the amended complaint, which motion is pending before the Court. The Company intends to vigorously defend against this action. Given the inherent uncertainties in this litigation, as of September 30, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.

Beazer Homes Corp. and Beazer Mortgage Corporation are also named defendants in a lawsuit filed on July 3, 2007, in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The case was removed to the U.S. District Court for the Western District of North Carolina, Charlotte Division, but remanded on April 23, 2008 to the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The complaint was filed on behalf of ten individual homeowners who purchased homes from Beazer in Mecklenburg County. The complaint alleges certain deceptive conduct by the defendants and brings various claims under North Carolina statutory and common law, including a claim for punitive damages. The case has been assigned to the docket of the North Carolina Business Court. The plaintiffs have filed four amended complaints and the Company has filed a motion to dismiss each of the complaints filed by the plaintiffs. The defendants’ motion to dismiss the fourth amended complaint is currently pending. The Company intends to vigorously defend against this action. Given the inherent uncertainties in this litigation, as of September 30, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.

Beazer Homes and several subsidiaries were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999, to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court and plaintiffs filed a Second Amended Complaint which substituted new named-plaintiffs. The Company filed a motion to dismiss the Second Amended Complaint, which the federal court granted in part. The federal court dismissed the sole federal claim, declined to rule on the state law claims, and remanded the case to the Superior Court of Placer County. The Company filed a supplemental motion to dismiss/demurrer regarding the remaining state law claims in the Second Amended Complaint and the state court sustained defendants’ demurrer but granted the plaintiffs leave to amend their claims. Plaintiffs thereafter filed a Third Amended Complaint which defendants removed to federal court based on the presence of a federal question and pursuant to the Class Action Fairness Act and thereafter moved to dismiss. Plaintiffs have filed a motion to remand the case to the Superior Court of Placer County. The Company intends to continue to vigorously defend against the action. Given the inherent uncertainties in this litigation, as of September 30, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.

We cannot predict or determine the timing or final outcome of the lawsuits or the effect that any adverse findings or adverse determinations in the pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss, if any, cannot presently be made with respect to the above pending matters. An unfavorable determination resulting from any governmental investigation could result in the filing of criminal charges, payment of substantial criminal or civil restitution, the imposition of injunctions on our conduct or the imposition of other penalties or consequences, including but not limited to the Company having to adjust, curtail or terminate the conduct of certain of our business operations. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and prospects. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations.

Other Matters

In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our communities completed or under construction. The EPA has since requested information on additional communities and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of September 30, 2009, no monetary penalties had been imposed in connection with such Administrative Orders. Consistent with its approach with other homebuilders, the EPA has contacted the Company about a possible resolution of these issues. Settlement negotiations are proceeding. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

In 2006, we received two Administrative Orders issued by the New Jersey Department of Environmental Protection. The Orders allege certain violations of wetlands disturbance permits. The two Orders assess proposed fines of $630,000 and $678,000, respectively. We have met with the Department to discuss their concerns on the two affected communities and have requested hearings on both matters. We believe that we have significant defenses to the alleged violations and intend to contest the agency’s findings and the proposed fines. We are currently pursuing settlement discussions with the Department.

On June 3, 2009, a purported class action complaint was filed by the owners of one of our homes in our Magnolia Lakes’ community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was filed in the Circuit Court for Lee County, Florida on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney’s fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. The Company believes that the claims asserted in this complaint are governed by its home warranty or are without merit. Accordingly, the Company intends to vigorously defend against this litigation. Given the inherent uncertainties in this litigation, as of September 30, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.

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

We have accrued $19.7 million and $17.9 million in other liabilities related to these matters as of September 30, 2009 and 2008, respectively.

The lender of one of our unconsolidated joint ventures has filed individual lawsuits against some of the joint venture partners and certain of those partners’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. We are a 2.58% partner in this joint venture (see Note 3 for additional information). In addition, an estimate of possible loss or range of loss if any, cannot presently be made with respect to the above matter. Given the inherent uncertainties and complexities in this litigation, as of September 30, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.

We had outstanding letters of credit and performance bonds of approximately $40.1 million and $237.2 million, respectively, at September 30, 2009 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $5.5 million relating to our land option contracts discussed in Note 4.

(13)	Segment Information

As defined in SFAS 131, Disclosures About Segments of an Enterprise and Related Information (ASC 280), we now have three homebuilding segments operating in 17 states and one financial services segment. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues in our financial services segment are derived primarily from title services provided predominantly to customers of our homebuilding operations. Our reportable segments, described below, have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations in accordance with SFAS 131. The reportable homebuilding segments, and all other homebuilding operations not required to be reported separately, include operations conducting business in the following states:

West:	Arizona, California, Nevada, New Mexico and Texas

East:	Delaware, Indiana, Maryland, New Jersey, New York, North Carolina (Raleigh), Pennsylvania, Tennessee (Nashville) and Virginia

Southeast:	Florida, Georgia and South Carolina

We have ceased all of our homebuilding operating activities in the markets previously included in our Other Homebuilding segment. As a result, the financial information related to these markets are reported as discontinued operations in the accompanying Consolidated Financial Statements and are further discussed in Note 14.

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

	Fiscal Year Ended September 30,
	2009	2008	2007

Revenue
West	$416,027	$674,103	$1,321,870
East	406,112	780,380	889,597
Southeast	181,260	354,837	817,453
Financial Services	1,813	4,193	8,068

Total	$1,005,212	$1,813,513	$3,036,988

	Fiscal Year Ended September 30,
	2009	2008	2007

Operating (loss) income
West	$(32,019)	$(140,989)	$(228,271)
East	(6,094)	(63,913)	(62,332)
Southeast	(30,025)	(109,675)	(20,122)
Financial Services	697	1,681	4,696

Segment total	(67,441)	(312,896)	(306,029)

Corporate and unallocated (a)	(174,710)	(303,162)	(242,220)

Total operating loss	(242,151)	(616,058)	(548,249)

Equity in loss of unconsolidated joint ventures	(13,303)	(76,552)	(35,077)
Gain (loss) on extinguishment of debt	144,503	-	(413)
Other (expense) income, net	(75,595)	(36,505)	9,146

Loss from continuing operations before income taxes	$(186,546)	$(729,115)	$(574,593)

	Fiscal Year Ended September 30,
	2009	2008	2007

Depreciation and amortization
West	$6,823	$8,832	$13,196
East	5,936	8,103	7,075
Southeast	2,224	3,187	3,915
Financial Services	10	29	30

Segment total	14,993	20,151	24,216

Corporate and unallocated (a)	3,743	4,557	4,028

Consolidated total	$18,736	$24,708	$28,244

	September 30,	September 30,
	2009	2008

Assets (b)
West	$664,857	$779,863
East	428,673	507,412
Southeast	182,155	225,125
Financial Services	35,720	38,156
Corporate and unallocated (c)	680,047	1,024,681
Discontinued operations	37,958	66,562

Consolidated total	$2,029,410	$2,641,799

a.	Corporate and unallocated includes the amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. Fiscal 2009 includes $8.3 million of investigation-related costs and approximately $16 million for obligations related to the government investigations (see Note 12). Fiscal 2008 and 2007 include $31.8 million and $10.8 million, respectively, of investigation-related costs (an additional $6.4 million was incurred in fiscal 2007 related to Beazer Mortgage and is recorded in our discontinued operations). Fiscal 2009, 2008 and 2007 include $16.1 million, $52.5 million and $52.8 million of non-cash goodwill impairment charges to write-off all of the goodwill allocated to certain underperforming markets (see Note 1). Fiscal 2008 and fiscal 2007 also include reductions of $2.5 million and $23.8 million, respectively, in the accrual and costs related to construction defect claims for Trinity moisture intrusion (see Note 12).

b.	Segment assets as of September 30, 2008 include goodwill assigned from prior acquisitions. See Note 1 for goodwill by segment as of September 30, 2008.

c.	Primarily consists of cash and cash equivalents, consolidated inventory not owned, income tax receivable, deferred taxes, and capitalized interest and other corporate items that are not allocated to the segments.

(14)	Discontinued Operations

On February 1, 2008, we determined that we would discontinue our mortgage origination services through Beazer Mortgage Corporation (BMC). As of September 30, 2008, all of BMC’s operating activities had ceased. In February 2008, we entered into a new marketing services arrangement with Countrywide Financial Corporation (Countrywide), whereby the Company would market Countrywide as the preferred mortgage provider to its customers. In addition, during fiscal 2008, we wrote off our entire $7.1 million investment in Homebuilders Financial Network LLC (HFN). This write-off is included in equity in loss of unconsolidated joint ventures in the accompanying consolidated statements of operations. HFN was a joint venture investment which was established to provide loan processing services to mortgage originators. We assigned our ownership interest to its joint venture partner. Our joint venture interest in HFN was not owned by Beazer Mortgage Corporation and, therefore, the associated write-off is not included in the discontinued operations information presented below.

In fiscal 2008, we completed a comprehensive review of each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entailed an evaluation of both external market factors and our position in each market and resulted in the decision formalized and announced on February 1, 2008, to discontinue homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH and Lexington, KY. During the third quarter of fiscal 2008, we announced our decision to discontinue homebuilding operations in Colorado and Fresno, CA. During fiscal 2009, the homebuilding operating activities in the markets we exited and which were historically reported in our Other Homebuilding segment have ceased.

We have classified the results of operations of BMC, previously included in our Financial Services segment, and our exit markets as discontinued operations in the accompanying consolidated statements of operations for all periods presented in accordance with SFAS No. 144. Discontinued operations were not segregated in the consolidated balance sheets or statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of operations. The results of operations of the BMC and the exit markets classified as discontinued operations in the consolidated statements of operations for the fiscal years ended September 30, 2009, 2008, and 2007 were as follows ($ in thousands):

	Fiscal Year Ended September 30,
	2009	2008	2007

Total revenue	$17,990	$264,627	$453,831
Home construction and land sales expenses	15,922	245,241	385,570
Inventory impairments and lot option abandonments	10,129	104,460	39,825

Gross (loss) profit	(8,061)	(85,074)	28,436
Selling, general and administrative expenses	6,100	42,440	79,608
Depreciation and amortization	148	3,001	5,350
Goodwill impairment	-	4,365	1,130

Operating loss	(14,309)	(134,880)	(57,652)
Equity in loss of unconsolidated joint ventures	(972)	(4,762)	(77)
Gain on extinguishment of debt	3,574	-	-
Other (expense) income, net	(206)	1,608	(958)

Loss from discontinued operations before income taxes	(11,913)	(138,034)	(58,687)
(Benefit from) provision for income taxes	(545)	13,108	(19,336)

Loss from discontinued operations, net of tax	$(11,368)	$(151,142)	$(39,351)

The loss from discontinued operations for the fiscal years ended September 30, 2009, 2008, and 2007 included approximately $0.1 million, $3.5 million and $1.1 million, respectively for severance and termination benefits. Fiscal 2008 loss includes $2.3 million of pretax income related to a settlement with a third-party service provider.

Assets and liabilities from discontinued operations at September 30, 2009 and 2008, which relate to BMC and the exit markets, consist of the following (in thousands):

	2009	2008

ASSETS
Cash and cash equivalents	$-	$198
Accounts receivable	979	7,127
Inventory	33,861	56,040
Other	3,118	3,197

Assets of discontinued operations	$37,958	$66,562

LIABILITIES
Trade accounts payable and other liabilities	$5,719	$10,978
Accrued warranty expenses	6,486	7,746
Other secured notes payable	-	16,319

Liabilities of discontinued operations	$12,205	$35,043

(15)	Supplemental Guarantor Information

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

Beazer Homes USA, Inc.

Consolidating Balance Sheet Information

September 30, 2009

(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
ASSETS
Cash and cash equivalents	$495,692	$11,482	$2,915	$(2,750)	$507,339
Restricted cash	48,326	1,135	-	-	49,461
Accounts receivable (net of allowance of $7,545)	-	28,377	28	-	28,405
Income tax receivable	9,922	-	-	-	9,922
Owned inventory	-	1,265,441	-	-	1,265,441
Consolidated inventory not owned	-	53,015	-	-	53,015
Investments in unconsolidated joint ventures	3,093	27,031	-	-	30,124
Deferred tax assets	7,520	-	-	-	7,520
Property, plant and equipment, net	-	25,939	-	-	25,939
Investments in subsidiaries	210,730	-	-	(210,730)	-
Intercompany	977,956	(984,511)	3,805	2,750	-
Other assets	26,750	22,419	3,075	-	52,244

Total assets	$1,779,989	$450,328	$9,823	$(210,730)	$2,029,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$-	$70,285	$-	$-	$70,285
Other liabilities	86,717	134,655	5,943	-	227,315
Intercompany	361	-	(361)	-	-
Obligations related to consolidated inventory not owned	-	26,356	-	-	26,356
Senior notes (net of discounts of $27,257)	1,362,902	-	-	-	1,362,902
Junior subordinated notes	103,093	-	-	-	103,093
Other secured notes payable	-	12,543	-	-	12,543
Model home financing obligations	30,361	-	-	-	30,361

Total liabilities	1,583,434	243,839	5,582	-	1,832,855

Stockholders’ equity	196,555	206,489	4,241	(210,730)	196,555

Total liabilities and stockholders’ equity	$1,779,989	$450,328	$9,823	$(210,730)	$2,029,410

Beazer Homes USA, Inc.

Consolidating Balance Sheet Information

September 30, 2008

(in thousands)

					Consolidated
	Beazer				Beazer
	Homes	Guarantor	Non-Guarantor	Consolidating	Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
ASSETS
Cash and cash equivalents	$575,856	$14,806	$5	$(6,333)	$584,334
Restricted cash	-	297	-	-	297
Accounts receivable (net of allowance of $8,915)	-	46,504	51	-	46,555
Income tax receivable	173,500	-	-	-	173,500
Owned inventory	-	1,545,006	-	-	1,545,006
Consolidated inventory not owned	-	106,655	-	-	106,655
Investments in unconsolidated joint ventures	3,093	29,972	-	-	33,065
Deferred tax assets	20,216	-	-	-	20,216
Property, plant and equipment, net	-	39,822	-	-	39,822
Goodwill	-	16,143	-	-	16,143
Investments in subsidiaries	393,783	-	-	(393,783)	-
Intercompany	979,646	(989,138)	3,159	6,333	-
Other assets	35,701	33,518	6,987	-	76,206

Total assets	$2,181,795	$843,585	$10,202	$(393,783)	$2,641,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$-	$90,371	$-	$-	$90,371
Other liabilities	108,975	243,010	6,607	-	358,592
Intercompany	1,210	-	(1,210)	-	-
Obligations related to consolidated inventory not owned	-	70,608	-	-	70,608
Senior notes (net of discounts of $2,565)	1,522,435	-	-	-	1,522,435
Junior subordinated notes	103,093	-	-	-	103,093
Other secured notes payable	-	50,618	-	-	50,618
Model home financing obligations	71,231	-	-	-	71,231

Total liabilities	1,806,944	454,607	5,397	-	2,266,948

Stockholders’ equity	374,851	388,978	4,805	(393,783)	374,851

Total liabilities and stockholders’ equity	$2,181,795	$843,585	$10,202	$(393,783)	$2,641,799

Beazer Homes USA, Inc.

Consolidating Statement of Operations Information

Fiscal Year Ended September 30, 2009

(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
Total revenue	$-	$1,004,608	$604	$-	$1,005,212
Home construction and land sales expenses	54,714	832,693	-	-	887,407
Inventory impairments and option contract abandonments	3,376	93,622	-	-	96,998

Gross (loss) profit	(58,090)	78,293	604	-	20,807
Selling, general and administrative expenses	-	228,124	(45)	-	228,079
Depreciation and amortization	-	18,736	-	-	18,736
Goodwill impairment	-	16,143	-	-	16,143

Operating (loss) income	(58,090)	(184,710)	649	-	(242,151)
Equity in loss of unconsolidated joint ventures	-	(13,303)	-	-	(13,303)
Gain on extinguishment of debt	130,229	14,274	-	-	144,503
Other (expense) income, net	(83,030)	7,684	(249)	-	(75,595)

(Loss) income before income taxes	(10,891)	(176,055)	400	-	(186,546)
(Benefit from) provision for income taxes	(3,761)	(4,934)	164	-	(8,531)
Equity in loss of subsidiaries	(170,885)	-	-	170,885	-

Net (loss) income from continuing operations	(178,015)	(171,121)	236	170,885	(178,015)
Net loss from discontinued operations	-	(11,368)	-	-	(11,368)
Equity in loss of subsidiaries	(11,368)	-	-	11,368	-

Net (loss) income	$(189,383)	$(182,489)	$236	$182,253	$(189,383)

Beazer Homes USA, Inc.

Consolidating Statement of Operations Information

Fiscal Year Ended September 30, 2008

(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
Total revenue	$-	$1,812,859	$654	$-	$1,813,513
Home construction and land sales expenses	112,262	1,529,008	-	-	1,641,270
Inventory impairments and option contract abandonments	13,795	392,373	-	-	406,168

Gross (loss) profit	(126,057)	(108,522)	654	-	(233,925)
Selling, general and administrative expenses	-	309,055	265	-	309,320
Depreciation and amortization	-	24,708	-	-	24,708
Goodwill impairment	-	48,105	-	-	48,105

Operating (loss) income	(126,057)	(490,390)	389	-	(616,058)
Equity in loss of unconsolidated joint ventures	-	(76,552)	-	-	(76,552)
Other (expense) income, net	(55,185)	18,441	239	-	(36,505)

(Loss) income before income taxes	(181,242)	(548,501)	628	-	(729,115)
(Benefit from) provision for income taxes	(67,567)	139,002	220	-	71,655
Equity in loss of subsidiaries	(687,095)	-	-	687,095	-

Net (loss) income from continuing operations	(800,770)	(687,503)	408	687,095	(800,770)
Net loss from discontinued operations	-	(151,142)	-	-	(151,142)
Equity in loss of subsidiaries	(151,142)	-	-	151,142	-

Net (loss) income	$(951,912)	$(838,645)	$408	$838,237	$(951,912)

Beazer Homes USA, Inc.

Consolidating Statement of Operations Information

Fiscal Year Ended September 30, 2007

(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
Total revenue	$-	$3,035,063	$1,925	$-	$3,036,988
Home construction and land sales expenses	148,444	2,446,560	-	(20,914)	2,574,090
Inventory impairments and option contract abandonments	-	572,039	-	-	572,039

Gross (loss) profit	(148,444)	16,464	1,925	20,914	(109,141)
Selling, general and administrative expenses	-	358,224	1,015	-	359,239
Depreciation and amortization	-	28,244	-	-	28,244
Goodwill impairment	-	51,625	-	-	51,625

Operating (loss) income	(148,444)	(421,629)	910	20,914	(548,249)
Equity in (loss) of unconsolidated joint ventures	-	(35,077)	-	-	(35,077)
Loss on extinguishment of debt	(413)	-	-	-	(413)
Other income, net	-	8,967	179	-	9,146

(Loss) income before income taxes	(148,857)	(447,739)	1,089	20,914	(574,593)
(Benefit from) provision for income taxes	(56,820)	(154,473)	417	8,005	(202,871)
Equity in loss of subsidiaries	(279,685)	-	-	279,685	-

Net (loss) income from continuing operations	(371,722)	(293,266)	672	292,594	(371,722)
Net loss from discontinued operations	-	(39,351)	-	-	(39,351)
Equity in loss of subsidiaries	(39,351)	-	-	39,351	-

Net (loss) income	$(411,073)	$(332,617)	$672	$331,945	$(411,073)

Beazer Homes USA, Inc.

Consolidating Statement of Cash Flow Information

(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
Fiscal Year Ended September 30, 2009	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
Net cash provided by operating activities	$29,731	$60,587	$3,507	$-	$93,825

Cash flows from investing activities:
Capital expenditures	-	(7,034)	-	-	(7,034)
Investments in unconsolidated joint ventures	-	(25,537)	-	-	(25,537)
Changes in restricted cash	(48,326)	(838)	-	-	(49,164)
Distributions from unconsolidated joint ventures	-	2,054	-	-	2,054

Net cash used in investing activities	(48,326)	(31,355)	-	-	(79,681)

Cash flows from financing activities:
Repayment of other secured notes payable	-	(21,246)	-	-	(21,246)
Proceeds from issuance of senior secured notes	223,750	-	-	-	223,750
Repurchase of senior notes	(243,283)	-	-	-	(243,283)
Repayment of model home financing obligations	(40,870)	-	-	-	(40,870)
Debt issuance costs	(7,195)	-	-	-	(7,195)
Common stock redeemed	(22)	-	-	-	(22)
Tax benefit from stock transactions	(2,273)	-	-	-	(2,273)
Advances to/from subsidiaries	8,324	(11,310)	(597)	3,583	-

Net cash provided by (used in) financing activities	(61,569)	(32,556)	(597)	3,583	(91,139)

(Decrease)/increase in cash and cash equivalents	(80,164)	(3,324)	2,910	3,583	(76,995)
Cash and cash equivalents at beginning of period	575,856	14,806	5	(6,333)	584,334

Cash and cash equivalents at end of period	$495,692	$11,482	$2,915	$(2,750)	$507,339

Beazer Homes USA, Inc.

Consolidating Statement of Cash Flow Information

(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
Fiscal Year Ended September 30, 2008	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
Net cash (used in)/provided by operating activities	$51,886	$264,388	$(707)	$-	$315,567

Cash flows from investing activities:
Capital expenditures	-	(10,568)	2	-	(10,566)
Investments in unconsolidated joint ventures	-	(13,758)	-	-	(13,758)
Changes in restricted cash	-	4,874	-	-	4,874
Distributions from unconsolidated joint ventures	-	1,050	-	-	1,050

Net cash (used in) provided by investing activities	-	(18,402)	2	-	(18,400)

Cash flows from financing activities:
Repayment of other secured notes payable	-	(100,740)	-	-	(100,740)
Repayment of model home financing obligations	(42,885)	-	-	-	(42,885)
Debt issuance costs	(22,335)	-	-	-	(22,335)
Common stock redeemed	(52)	-	-	-	(52)
Tax benefit from stock transactions	(1,158)	-	-	-	(1,158)
Advances to/from subsidiaries	143,104	(140,140)	(849)	(2,115)	-

Net cash provided by (used in) financing activities	76,674	(240,880)	(849)	(2,115)	(167,170)

(Decrease)/increase in cash and cash equivalents	128,560	5,106	(1,554)	(2,115)	129,997
Cash and cash equivalents at beginning of period	447,296	9,700	1,559	(4,218)	454,337

Cash and cash equivalents at end of period	$575,856	$14,806	$5	$(6,333)	$584,334

For the fiscal year ended September 30, 2007
Net cash provided by operating activities	$(329,882)	$838,486	$767	$-	$509,371

Cash flows from investing activities:
Capital expenditures	-	(29,474)	-	-	(29,474)
Investments in unconsolidated joint ventures	-	(24,505)	-	-	(24,505)
Changes in restricted cash	-	(298)	-	-	(298)
Distributions from and proceeds from sale of unconsolidated joint ventures	-	2,229	-	-	2,229

Net cash (used in) provided by investing activities	-	(52,048)	-	-	(52,048)

Cash flows from financing activities:
Borrowings under credit facilities and warehouse line	-	169,888	-	-	169,888
Repayment of credit facilities and warehouse line	-	(264,769)	-	-	(264,769)
Repayment of other secured notes payable	-	(31,139)	-	-	(31,139)
Repurchase of senior notes	(30,413)	-	-	-	(30,413)
Borrowings under model home financing obligations	5,919	-	-	-	5,919
Repayment of model home financing obligations	(8,882)	-	-	-	(8,882)
Debt issuance costs	(1,935)	(324)	-	-	(2,259)
Proceeds from stock option exercises	4,422	-	-	-	4,422
Common stock redeemed	(348)	-	-	-	(348)
Tax benefit from stock transactions	2,635	-	-	-	2,635
Dividends paid	(15,610)	-	-	-	(15,610)
Advances to/from subsidiaries	566,475	(661,058)	(37)	94,620	-

Net cash provided by (used in) financing activities	522,263	(787,402)	(37)	94,620	(170,556)

Increase (Decrease) in cash and cash equivalents	192,381	(964)	730	94,620	286,767
Cash and cash equivalents at beginning of period	254,915	10,664	829	(98,838)	167,570

Cash and cash equivalents at end of period	$447,296	$9,700	$1,559	$(4,218)	$454,337

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the Company) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance on the accounting for uncertainty in income taxes, on October 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.:
Atlanta, Georgia

We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the Company) as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statement of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009 and our report dated November 10, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting guidance on the accounting for uncertainty in income taxes, on October 1, 2007.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 10, 2009

Quarterly Financial Data

Summarized quarterly financial information (unaudited):

	Quarter Ended
	December 31	March 31	June 30	September 30

Fiscal 2009
Total revenue	$218,169	$186,624	$224,071	$376,348
Gross profit (loss) (a)	12,261	(22,186)	5,821	24,911
Goodwill impairment (b)	16,143	-	-	-
Operating loss	(61,460)	(92,766)	(48,762)	(39,163)
Net (loss) income from continuing operations (c)	(79,159)	(108,739)	(25,417)	35,300
Basic EPS from continuing operations	$(2.05)	$(2.81)	$(0.65)	$0.91
Diluted EPS from continuing operations	$(2.05)	$(2.81)	$(0.65)	$0.87

Fiscal 2008
Total revenue	$435,521	$351,647	$376,550	$649,795
Gross loss (a)	(69,303)	(125,351)	(34,731)	(4,540)
Goodwill impairment (b)	-	48,105	-	-
Operating loss	(153,697)	(244,365)	(115,621)	(102,375)
Net loss from continuing operations	(88,150)	(177,402)	(81,383)	(453,835	)(c)
Basic and diluted EPS from continuing operations	$(2.29)	$(4.60)	$(2.11)	$(11.77)

(a)	Gross profit (loss) in fiscal 2009 and 2008 includes inventory impairment and option contract abandonments as follows:

(In thousands)	Fiscal 2009	Fiscal 2008

1st Quarter	$12,390	$124,635
2nd Quarter	42,929	154,688
3rd Quarter	11,792	75,943
4th Quarter	29,887	50,902

	$96,998	$406,168

(b)	In the first quarter of fiscal 2009, the Company recognized non-cash goodwill impairment charges to write off all of its remaining goodwill. In fiscal 2008, the Company recognized non-cash goodwill impairment charges to write off all of the goodwill allocated to our Arizona, New Jersey, Southern California and Virginia reporting units.

(c)	Net loss from continuing operations for the third and fourth quarters of fiscal 2009 include $55.2 million and $89.3 million, respectively, of gain on extinguishment of debt related to the repurchase of certain of our Senior Notes and Other Secured Notes Payable at a discount. Net loss from continuing operations for the fourth quarter of fiscal 2008 includes the impact of our $398.6 million valuation allowance charge for substantially all of our deferred tax assets.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Act), as of the end of period covered by this report. Management concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, utilizing the criteria described in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of September 30, 2009. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of September 30, 2009. The effectiveness of our internal control over financial reporting as of September 30, 2009 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II — Item 8 – Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, the information required by this item is incorporated by reference to our proxy statement for our 2010 annual meeting of stockholders, which is expected to be filed on or before December 20, 2009.

Executive Officer Business Experience

IAN J. MCCARTHY. Mr. McCarthy, 56, is the President and Chief Executive Officer of Beazer Homes and has served as a director of Beazer Homes since the IPO. Mr. McCarthy has served as President of predecessors of Beazer Homes since January 1991 and was responsible for all United States residential homebuilding operations in that capacity. During the period May 1981 to January 1991, Mr. McCarthy was employed in Hong Kong and Thailand, becoming a director of Beazer Far East and from January 1980 to May 1981 was employed by Kier, Ltd., a company engaged in the United Kingdom construction industry which became an indirect, wholly owned subsidiary of Beazer PLC. Mr. McCarthy is a Chartered Civil Engineer with a Bachelor of Science degree from The City University, London. Mr. McCarthy currently serves as a member of the Board of Directors of HomeAid America and of Builder Homesite, Inc. He was inducted into the California Building Industry Hall of Fame in 2004, the first non-California resident to receive this honor.

ALLAN P. MERRILL. Mr. Merrill, 43, joined us in May 2007 as Executive Vice President and Chief Financial Officer. Mr. Merrill was previously with Move, Inc. where he served as Executive Vice President of Corporate Development and Strategy beginning in October 2001. From April 2000 to October 2001, Mr. Merrill was president of Homebuilder.com, a division of Move, Inc. Mr. Merrill joined Move, Inc. following a 13-year tenure with the investment banking firm UBS (and its predecessor Dillon, Read & Co.), where he was a managing director and served most recently as co-head of the Global Resources Group, overseeing the construction and building materials, chemicals, forest products, mining and energy industry groups. Mr. Merrill is a member of the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University and the Homebuilding Community Foundation. He is a graduate of the University of Pennsylvania, Wharton School with a Bachelor of Science in Economics.

KENNETH F. KHOURY. Mr. Khoury, 58, joined us in January 2009 as Executive Vice President and General Counsel. Mr. Khoury was previously Executive Vice President and General Counsel of Delta Air Lines from September 2006 to November 2008. Practicing law for over 30 years, Mr. Khoury’s career has included both private practice and extensive in-house counsel experience. Prior to Delta Air Lines, Mr. Khoury was Senior Vice President and General Counsel of Weyerhaeuser Corporation and spent 15 years with Georgia-Pacific Corporation, where he served as Vice President and Deputy General Counsel. He also spent six years at law firm White & Case in New York. He received a Bachelor of Arts degree from Rutgers College and a Juris Doctor from Fordham University School of Law.

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

The information required by this item is incorporated by reference to our proxy statement for our 2010 annual meeting of stockholders, which is expected to be filed on or before December 20, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2010 annual meeting of stockholders, which is expected to be filed on or before December 20, 2009.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our proxy statement for our 2010 annual meeting of stockholders, which is expected to be filed on or before December 20, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our proxy statement for our 2010 annual meeting of stockholders, which is expected to be filed on or before December 20, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K.

(a)	1. Financial Statements

2.	Financial Statement Schedules

None required.

3.	Exhibits

Exhibit
Number		Exhibit Description

3.1	--	Amended and Restated Certificate of Incorporation of the Company – incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-K filed on December 2, 2008 (File No. 001-12822)
3.2	--	Third Amended and Restated Bylaws of the Company – incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 1, 2008 (File No. 001-12822)
4.1	--	Indenture dated as of May 21, 2001 among the Company and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 5/8% Senior Notes due 2011 – incorporated herein by reference to Exhibit 4.4 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)

4.2	--	Supplemental Indenture (8 5/8% Notes) dated as of May 21, 2001 among the Company, its subsidiaries party thereto and U.S. Bank Trust National Association, as trustee – incorporated herein by reference to Exhibit 4.5 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)
4.3	--	Form of 8 5/8% Senior Notes due 2011 – incorporated herein by reference to Exhibit 4.6 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)
4.4	--	Specimen of Common Stock Certificate – incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 initially filed on December 6, 1993
4.5	--	Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 3/8% Senior Notes due 2012 – incorporated herein by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-4 filed on July 16, 2002
4.6	--	First Supplemental Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 3/8% Senior Notes due 2012 – incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-4 filed on July 16, 2002
4.7	--	Form of 8 3/8% Senior Notes due 2012 – incorporated herein by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-4 filed on July 16, 2002
4.8	--	Second Supplemental Indenture dated as of November 13, 2003 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 6 1/2% Senior Notes due 2013 – incorporated herein by reference to Exhibit 4.11 of the Company’s Form 10-K for the year ended September 30, 2003 (File No. 001-12822)
4.9	--	Form of 6 1/2% Senior Notes due 2013 – incorporated herein by reference to Exhibit 4.12 of the Company’s Form 10-K for the year ended September 30, 2003 (File No. 001-12822)
4.10	--	Indenture dated as of June 8, 2004 among Beazer, the Guarantors party thereto and SunTrust Bank, as trustee, related to the 4 5/8% Convertible Senior Notes due 2024 – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12822)
4.11	--	Form of 4 5/8% Convertible Senior Notes due 2024 – incorporated herein by reference to Exhibit 4.2 of the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12822)
4.12	--	Form of 6 7/8% Senior Notes due 2015 – incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 13, 2005
4.13	--	Form of Fifth Supplemental Indenture, dated as of June 8, 2005, by and among Beazer, the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 13, 2005
4.14	--	Sixth Supplemental Indenture, dated as of January 9, 2006, to the Trust Indenture dated as of May 21, 2001 – incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K filed on January 17, 2006 (File No. 001-12822)
4.15	--	Seventh Supplement Indenture, dated as of January 9, 2006, to the Trust Indenture dated as of April 17, 2002 – incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K filed on January 17, 2006 (File No. 001-12822)
4.16	--	Form of Senior Note due 2016 – incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 8, 2006 (File No. 001-12822)
4.17	--	Form of Eighth Supplemental Indenture, dated June 6, 2006, by and among Beazer Homes USA, Inc., the guarantors named therein and UBS Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities, Inc., Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc., BNP Paribas Securities Corp. and Greenwich Capital Markets – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 8, 2006 (File No. 001-12822)

4.18	--	Form of Junior Subordinated indenture between Beazer Homes USA, Inc., JPMorgan Chase Bank, National Association, dated June 15, 2006 – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 21, 2006 (File No. 001-12822)
4.19	--	Form of the Amended and Restated Trust Agreement among Beazer Homes USA, Inc., JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and certain individuals named therein as Administrative Trustees, dated June 15, 2006 – incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 21, 2006 (File No. 001-12822)
4.20	--	Seventh Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture, dated May 21, 2001, among the Company, US Bank National Association, as trustee, and the subsidiary guarantors party thereto – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 30, 2007 (File No. 001-12822)
4.21	--	Ninth Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture, dated April 17, 2002, among the Company, US Bank National Association, as trustee, and the subsidiary guarantors party thereto – incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 30, 2007 (File No. 001-12822)
4.22	--	Third Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture, dated June 8, 2004, among the Company, SunTrust Bank, as trustee, and the subsidiary guarantors party thereto – incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed on October 30, 2007 (File No. 001-12822)
4.23	--	Section 382 Rights Agreement, dated as of July 31, 2009, between Beazer Homes USA, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 3, 2009 (File No. 001-12822)
4.24	--	Form of Indenture, dated as of September 11, 2009, by and among Beazer Homes USA, Inc., the subsidiary guarantors party thereto, U.S. Bank National Association, as trustee, and Wilmington Trust FSB, as notes collateral agent – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 11, 2009 (File No. 001-12822)
4.25	--	Form of Senior Secured Note due 2017 – incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 11, 2009 (File No. 001-12822)
4.26	--	Form of Registration Rights Agreement, dated September 11, 2009, by and among Beazer Homes USA, Inc., the guarantors party thereto, Citigroup Global Markets Inc. and Moelis & Company LLC – incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed on September 11, 2009 (File No. 001-12822)
10.1*	--	Amended and Restated 1994 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-K for the year ended September 30, 2005 (File No. 001-12822)
10.2*	--	Non-Employee Director Stock Option Plan – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)
10.3*	--	Amended and Restated 1999 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 8, 2008 (File No. 001-12822)
10.4*	--	2005 Value Created Incentive Plan – incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.5*	--	Second Amended and Restated Corporate Management Stock Purchase Program – incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-K for the year ended September 30, 2007 (File No. 001-12822)
10.6*	--	Customer Survey Incentive Plan – incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.7*	--	Director Stock Purchase Program – incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)

10.8*	--	Form of Stock Option and Restricted Stock Award Agreement – incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.9*	--	Form of Stock Option Award Agreement – incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)
10.10*	--	Amended and Restated Employment Agreement of Ian J. McCarthy dated as of September 1, 2004 – incorporated herein by reference to Exhibit 10.01 of the Company’s Form 8-K filed on September 1, 2004 (File No. 001-12822)
10.11*	--	First Amendment to Amended and Restated Employment Agreement of Ian J. McCarthy dated as of February 3, 2006 – incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)
10.12*	--	Second Amendment to Amended and Restated Employment Agreement of Ian J. McCarthy dated as of December 31, 2008 – incorporated herein by reference to Exhibit 10.31 of the Company’s Form 10-Q for the quarter ended December 31, 2008 (File No. 001-12822)
10.13*	--	Amended and Restated Employment Agreement of Michael H. Furlow dated as of August 6, 2009 – incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended June 30, 2009 (File No. 001-12822)
10.14*	--	Employment Agreement effective May 1, 2007 for Allan P. Merrill - incorporated herein by reference to Exhibit 10.01 of the Company’s Form 8-K filed on April 24, 2007 (File No. 001-12822)
10.15*	--	First Amendment to Employment Agreement effective December 31, 2008 for Allan P. Merrill – incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarter ended December 31, 2008 (File No. 001-12822)
10.16*	--	Amended and Restated Supplemental Employment Agreement of Ian J. McCarthy dated as of February 3, 2006 – incorporated herein by reference to Exhibit 10.1of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)
10.17*	--	First Amendment to Amended and Restated Supplemental Employment Agreement of Ian J. McCarthy effective December 31, 2008 – incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarter ended December 31, 2008 (File No. 001-12822)
10.18*	--	Amended and Restated Supplemental Employment Agreement of Michael H. Furlow dated as of August 6, 2009 – incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended June 30, 2009 (File No. 001-12822)
10.19*	--	Change of Control Employment Agreement effective May 1, 2007 for Allan P. Merrill – incorporated herein by reference to Exhibit 10.02 of the Company’s Form 8-K filed on April 24, 2007 (File No. 001-12822)
10.20*	--	First Amendment to Change of Control Employment Agreement effective December 31, 2008 for Allan P. Merrill – incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-Q for the quarter ended December 31, 2008 (File No. 001-12822)
10.21*	--	Employment Letter for Kenneth F. Khoury effective January 5, 2009 – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended December 31, 2008 (File No. 001-12822)
10.22*	--	Change of Control Agreement for Kenneth F. Khoury effective December 5, 2008 – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended December 31, 2008 (File No. 001-12822)
10.23*	--	Form of Performance Shares Award Agreement dated as of February 2, 2006 – incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)
10.24*	--	Form of Award Agreement dated as of February 2, 2006 – incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)
10.25*	--	2005 Executive Value Created Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 9, 2005 (File No. 001-12822)

10.20*	--	Form of Indemnification Agreement – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 1, 2008 (File No. 001-12822)
10.21	--	Credit Agreement dated as of July 25, 2007 between the Company, the lenders thereto, and Wachovia Bank, National Association, as Agent, BNP Paribas, The Royal Bank of Scotland, and Guaranty Bank, as Documentation Agents, Regions Bank, as Senior Managing Agent, and JPMorgan Chase Bank, as Managing Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 26, 2007 (File No. 001-12822)
10.22	--	Waiver and First Amendment, dated as of October 10, 2007, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 11, 2007 (File No. 001-12822)
10.23	--	Second Amendment, dated October 26, 2007, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 30, 2007 (File No. 001-12822)
10.24	--	Third Amendment, dated as of August 7, 2008, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 8, 2008 (File No. 001-12822)
10.25	--	Fourth Amendment, dated as of July 31, 2009, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2009 (File No. 001-12822)
10.26	--	Amended and Restated Credit Agreement, dated August 5, 2009, between the Company, the lenders and issuers thereto and CITIBANK, N.A., as Swing Line Lender and Agent – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2009 (File No. 001-12822)
10.27*	--	2008 Beazer Homes USA, Inc. Deferred Compensation Plan, adopted effective January 1, 2008 – incorporated herein by reference to Exhibit 10.27 of the Company’s Form 10-K for the fiscal year ended September 30, 2007 (File No. 001-12822)
10.28*	--	Discretionary Employee Bonus Plan – incorporated herein by reference to Exhibit 10.28 of the Company’s Form 10-K for the fiscal year ended September 30, 2007 (File No. 001-12822)
21	--	Subsidiaries of the Company
23	--	Consent of Deloitte & Touche LLP
31.1	--	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	--	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	--	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	--	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Represents a management contract or compensatory plan or arrangement

(c)	Exhibits

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
Date: November 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 10, 2009	By:	/s/ Brian C. Beazer
Date		Brian C. Beazer, Director and Non-
Executive Chairman of the Board

November 10, 2009	By:	/s/ Ian J. McCarthy
Date		Ian J. McCarthy, Director, President
and Chief Executive Officer
(Principal Executive Officer)

November 10, 2009	By:	/s/ Laurent Alpert
Date		Laurent Alpert, Director

November 10, 2009	By:	/s/ Peter G. Leemputte
Date		Peter G. Leemputte, Director

November 10, 2009	By:	/s/ Larry T. Solari
Date		Larry T. Solari, Director

November 10, 2009	By:	/s/ Stephen P. Zelnak
Date		Stephen P. Zelnak, Jr., Director

November 10, 2009	By:	/s/ Allan P. Merrill
Date		Allan P. Merrill, Executive Vice
President and Chief Financial
Officer (Principal Financial Officer)

November 10, 2009	By:	/s/ Robert L. Salomon
Date		Robert Salomon, Senior Vice
President, Chief Accounting Officer
and Controller (Principal Accounting Officer)