Form 10-K/A
period 2009-09-30
BEAZER HOMES USA INC
filed 2009-12-07
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 001-12822
BEAZER HOMES USA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2086934 (IRS Employer Identification No.)
1000 Abernathy Road, Suite 1200, Atlanta, Georgia 30328
(Address of principal executive offices) (Zip Code)
(770) 829-3700
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Securities:	Exchanges on which Registered:
Common Stock, $.001 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act) Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (39,248,956 shares) as of March 31, 2009, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $39,641,446.
     The number of shares outstanding of the registrant’s Common Stock as of December 7, 2009 was 39,818,977.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
          Beazer Homes USA, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2009, originally filed on November 10, 2009, for the purpose of including certain information required by Part III of Form 10-K. In addition, the registrant is also including as exhibits to this Amendment powers of attorney and the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, the registrant is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act. Except as set forth herein, the registrant is making no other changes to its Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
          References to “we,” “us,” “our,” “Beazer,” “Beazer Homes,” and the “Company” in this annual report on Form 10-K refer to Beazer Homes USA, Inc.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
          LAURENT ALPERT. Mr. Alpert, 63, has served as a director of the Company since February 2002. Mr. Alpert is a partner in the international law firm of Cleary, Gottlieb, Steen & Hamilton. He joined Cleary, Gottlieb, Steen & Hamilton in 1972 and became a partner in 1980. He received his undergraduate degree from Harvard College and a law degree from Harvard Law School. Mr. Alpert is also an overseer of the International Rescue Committee, a non-profit organization providing relief and resettlement services to refugees.
          BRIAN C. BEAZER. Mr. Beazer, 74, is the Non-Executive Chairman of the Company and has served as a director of the Company since its initial public offering (the “IPO”) in 1994. From 1968 to 1983, Mr. Beazer was Chief Executive Officer of Beazer PLC, a United Kingdom company, and then was Chairman and CEO of that company from 1983 to the date of its acquisition by an indirect, wholly-owned subsidiary of Hanson PLC (effective December 1, 1991). During that time Beazer PLC expanded its activities to include homebuilding, quarrying, contracting and real estate, and became an international group with annual revenue of approximately $3.4 billion. Mr. Beazer was educated at the Cathedral School, Wells, Somerset, England. He is a director of Beazer Japan, Ltd., Seal Mint, Ltd., United Pacific Industries Limited and Numerex Corp. and is a private investor.
          PETER G. LEEMPUTTE. Mr. Leemputte, 52, has been a director of the Company since August 2005. Mr. Leemputte joined Mead Johnson Nutritionals, a global leader in infant and children’s nutrition as Senior Vice President and Chief Financial Officer in September 2008. Previously, Mr. Leemputte was Senior Vice President and Chief Financial Officer for Brunswick Corporation, a global manufacturer and marketer of recreation products. He joined Brunswick in 2001 as Vice President and Controller. Prior to joining Brunswick Corporation, Mr. Leemputte was Executive Vice President, Chief Financial and Administrative Officer of Chicago Title Corporation, a leading publicly traded national service provider offering residential and commercial title insurance. Before joining Chicago Title Corporation, Mr. Leemputte was a Vice President with Mercer Management Consulting in Chicago where he was a partner in the firm’s global practice covering strategy and operational studies within process industries. His career also includes domestic and international financial assignments with Armco Inc., FMC Corporation and BP Amoco. He also served as a product development engineer with Procter & Gamble Company. Mr. Leemputte holds a Bachelor of Science degree in Chemical Engineering from Washington University, St. Louis and a Master of Business Administration in Finance and Marketing from the University of Chicago Graduate School of Business. Mr. Leemputte currently serves as the Co-Chairman of Washington University’s School of Engineering Scholarship Initiative.
          IAN J. MCCARTHY. Mr. McCarthy, 56, is the President and Chief Executive Officer of the Company and has served as a director of the Company since the IPO. Mr. McCarthy has served as President of predecessors of the Company since January 1991 and was responsible for all United States residential homebuilding operations in that capacity. During the period May 1981 to January 1991, Mr. McCarthy was employed in Hong Kong and Thailand, becoming a director of Beazer Far East and from January 1980 to May 1981 was employed by Kier, Ltd., a company engaged in the United Kingdom construction industry which became an indirect, wholly owned subsidiary of Beazer PLC. Mr. McCarthy is a Chartered Civil Engineer with a Bachelor of Science degree from The City University, London. Mr. McCarthy currently serves as a member of the Board of Directors of HomeAid America and of Builder Homesite, Inc. He was inducted into the California Building Industry Hall of Fame in 2004, the first non-California resident to receive this honor.
          NORMA A. PROVENCIO. Ms. Provencio, 52, has been a director of the Company since November 2009. Ms. Provencio is President and owner of Provencio Advisory Services Inc., a healthcare financial and operational consulting firm. Prior to forming Provencio Advisory Services in October 2003, she was the Partner-in-Charge of KPMG’s Pacific Southwest Healthcare Practice since May 2002. From 1979 to 2002, she was with Arthur Andersen, serving as that firm’s Partner-in-Charge of the Pharmaceutical, Biomedical and Healthcare Practice for the Pacific Southwest from November 1995 to May 2002. She is currently a member of the Board of Directors of Valeant Pharmaceutical International. Ms. Provencio received her Bachelor of Science in Accounting from Loyola Marymount University. She is a Certified Public Accountant and also a member of the Board of Regents of Loyola Marymount University.
            LARRY T. SOLARI. Mr. Solari, 67, has served as a director of the Company since the IPO and the lead independent director since February 5, 2009. He is a partner in Kenner & Company, Inc., a private equity investment firm in New York, a position he has held since 2002. Mr. Solari is the past Chairman and CEO of BSI Holdings, Inc., a position he held from 1998 to 2001. Prior to starting BSI, Mr. Solari was the Chairman and CEO of Sequentia, Inc. and President of the Building Materials Group of Domtar, Inc. Mr. Solari was President of the Construction Products Group of Owens-Corning from 1986 to 1994 and held various other positions with Owens-Corning since 1966. Mr. Solari earned a Bachelor of Science degree in Industrial Management and a Master of Business Administration degree from San Jose State University and is a graduate of Stanford University’s Management Program. Mr. Solari is a director of Pacific Coast Building Products, Inc., Atrium Companies, Inc., TruStile Doors, LLC, Performance Contracting Group, Pace Industries and Cascade Windows. Mr. Solari is a past director of the Policy Advisory Board of the Harvard Joint Center for Housing Studies and the National Home Builders Advisory Board.
            STEPHEN P. ZELNAK, JR. Mr. Zelnak, 64, has served as a director of the Company since February 2003. He is currently the Chairman and Chief Executive Officer of Martin Marietta Materials, Inc., a producer of aggregates for the construction industry. As previously announced by Martin Marietta, Mr. Zelnak intends to retire as Chief Executive Officer on January 1, 2010 and continue to serve as Chairman until his full retirement in mid-year 2010. Following his full retirement, Mr. Zelnak will continue to serve on the board of Martin Marietta as non-executive Chairman. Mr. Zelnak joined Martin Marietta Corporation in 1981 and prior to assuming his current position in 1993, had been the President of Martin Marietta’s Materials Group and of Martin Marietta’s Aggregates Division. Mr. Zelnak received a Bachelor’s degree from Georgia Institute of Technology and Masters degrees in Administrative Science and Business Administration from the University of Alabama System. Mr. Zelnak is a director of Concrete Supply Company and Pace Industries. He has served as Chairman of the North Carolina Citizens for Business and Industry, and is the past Chairman of the North Carolina Community College Foundation. He serves on the Advisory Boards of North Carolina State University and Georgia Institute of Technology.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who own more than ten percent of the Company’s stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes of ownership with the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange (“NYSE”). These parties are required to furnish the Company with copies of the reports they file. Based solely on a review of the copies of the Section 16(a) reports and amendments thereto received by the Company and on written representations that no other reports were required, the Company believes that all reports required pursuant to Section 16(a) for fiscal year 2009 were timely filed by all persons known by the Company to be required to file such reports with respect to the Company’s securities.
Procedures Regarding Director Candidates Recommended by Stockholders
          There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last described those procedures in its proxy statement on Schedule 14A filed with the SEC on December 22, 2008.
Audit Committee
          The Company has an Audit Committee that meets the definition of an audit committee as set forth in Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Company’s Audit Committee members are Peter G. Leemputte, Laurent Alpert, Norma A. Provencio and Larry T. Solari. Mr. Leemputte serves as the Chairman of the Audit Committee, and, along with Ms. Provencio, serves as an Audit Committee Financial Expert, as defined by SEC regulations. On the basis of information solicited from each director, and upon the advice and recommendation of the Company’s Nominating/Corporate Governance Committee, the Board of Directors determined that each of the members of the Audit Committee had no material relationship with the Company, other than their relationship as members of the Board, and were independent within the meaning of the Sarbanes-Oxley Act and NYSE standards.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Introduction
          For 2009, our Named Executive Officers (“NEOs”) were comprised of our Chief Executive Officer, our Chief Financial Officer and our two other most-highly compensated executive officers. As explained below, the actions taken by our Compensation Committee during fiscal 2009 with respect to NEO compensation reflects the seriousness with which the Committee views executive compensation particularly in light of distressed financial markets, the worst homebuilding environment in history and the significant litigation and regulatory challenges the Company confronted during the past year. During fiscal 2009, our Compensation Committee approached executive compensation by focusing on areas where the efforts of key members of our leadership team more directly led to meaningful improvements in the Company’s financial and operating performance. For instance, during fiscal 2009, we continued to reduce our direct costs, overhead expenses and land spending. In addition, we took important steps to protect our liquidity and reduce our total indebtedness while continuing to focus on our net worth position. Further, we were able to resolve and settle important potential governmental enforcement actions and related private litigation, removing major uncertainties for the Company and enabling us to better focus on our business and access capital markets as we continue to navigate very challenging economic conditions.
Role of the Committee, Management and Advisors
          Historically, the fundamental responsibilities of our Compensation Committee have included:
•	establishing, reviewing, overseeing and approving yearly performance objectives for our NEOs;

•	evaluating the NEOs’ performance in light of those performance objectives; and

•	based on this evaluation, either as a Committee, or together with other independent directors (as directed by the Board), determine and approve the compensation level and individual compensation elements for our Chief Executive Officer (with input from our Non-Executive Chairman) and, with our Chief Executive Officer’s input, for other executive officers.
          During fiscal 2009, the Compensation Committee relied heavily on regular discussions and information sessions with key members of the management team to stay informed of the evolving needs of the Company as well as suggestions for appropriate compensation plans that would suitably incentivize the management team in light of those needs. Specifically, during the course of fiscal 2009, the Committee received support from the Company’s Non-Executive Chairman, Chief Executive Officer, Chief Financial Officer, General Counsel and Senior Vice President for Human Resources. However, our Chief Executive Officer and Non-Executive Chairman clearly played the largest roles among this group. During fiscal 2009, our Chief Executive Officer reviewed the performance of each of his direct reports, which included all of our other current NEOs, and made recommendations to the Compensation Committee based on his review. In addition, our Non-Executive Chairman prepared and presented an assessment to the Compensation Committee of the performance of the Chief Executive Officer. Our Chief Executive Officer was present for Committee deliberations related to the compensation of his direct reports, but not for Committee discussions related to his own pay.
          In addition, during fiscal 2009, the Compensation Committee received executive compensation advice from PricewaterhouseCoopers (“PWC”). The Committee engaged PWC to provide general executive compensation consulting services and to be available to respond to Committee members’ questions as necessary. PWC’s services during fiscal 2009 included compensation plan design services, compensation benchmarking and providing review and advice regarding compensation disclosures in this Annual Report.

Compensation Philosophy and Objectives
          Business conditions in the residential housing industry remained exceedingly difficult during fiscal 2009, resulting in continued declines in the Company’s revenues and continued losses. In addition, fiscal 2009 was a critical year for the Company as it dealt with the potential for significant criminal and civil actions arising from several high profile governmental investigations of the Company and related private litigation. Accordingly, the Compensation Committee determined it was imperative that pay practices remain flexible throughout the year in order that they could be rapidly adapted to the Company’s changing needs. That said, the fundamental principles of the Compensation Committee’s executive compensation philosophy remained unchanged for fiscal 2009. Our core compensation objective continues to be that we will pay for performance — we believe we should pay higher compensation when our management team succeeds and lower compensation when it does not. In addition we believe that the Company’s pay programs should be structured to attract, retain and motivate the senior management team to help ensure the Company weathers the current economic downturn and is appropriately positioned to capitalize on a housing market recovery when it occurs.
          Historically, our executive compensation programs were premised on the achievement of pre-determined financial and non-financial metrics. However, as a result of the highly unique set of circumstances facing the Company at the start and during most of fiscal 2009, the Committee believed that establishing strict performance metrics that in all likelihood would require significant revisions and adjustment as the year progressed would not only be impractical but would not serve their intended purposes of rewarding performance and incentivizing senior management.
          For the last several years our top executives have worked with fewer resources, yet with greater duties and responsibilities due to overhead and workforce reductions. In addition, due to significant declines in the price of our stock, the stock options previously issued to our executives currently have significantly reduced value or potential value, and the restricted stock they have been awarded in the past is worth only a fraction of what it was worth when it was awarded. Typically, when such equity grants are not providing the long-term incentives that they were intended to produce, companies will make new grants to its executive management team at the then-lower prices to ensure management is properly motivated, retained and their interests are aligned with stockholders. However, during the last several years — and in particular during fiscal 2009 — our Compensation Committee was severely limited in its ability to grant such additional equity-based awards. As a result of the criminal and civil investigations of the Company by the U.S. Department of Justice, in December 2007 the Company imposed a “black out” period with respect to the purchase of shares of its common stock under the Company’s 401(k) plan. As required by the Sarbanes-Oxley Act, until the blackout was lifted late in fiscal 2009 after the resolution of the Department of Justice investigations, the Compensation Committee could not make equity-based grants to the Company’s executive management team, including our NEOs.
          In addition, the low number of shares that remained available under the Company’s Amended and Restated 1999 Stock Incentive Plan (the “1999 Plan”) and the depressed trading price of the Company’s common stock, coupled with its volatility as a result of continued difficult market conditions and the other uncertainties facing the Company, also impacted the Company’s ability to utilize equity-based long-term incentive awards to provide a level of value consistent with its normal long-term compensation philosophy. When the criminal and civil investigations were settled late in fiscal 2009, the Company was once again able to (and did) make equity awards, although at significantly reduced value levels. The Compensation Committee desires that for fiscal 2010, the total compensation of the Company’s executive management team, including our NEOs, will again include more long-term equity incentive grants consistent with the Company’s normal compensation practices. To do this, we expect to ask our stockholders to approve a new equity incentive plan at our 2010 annual meeting of stockholders. However, the limited number of shares likely to be allocated to such a plan may still not be sufficient to provide competitive incentives and rewards to our management team, including our NEOs.
          The balance between the Company’s annual and long-term compensation historically has been struck through a mix of base salary, annual cash incentive compensation and long-term incentives consisting of equity-based compensation. Our Compensation Committee believes that levels of base salary and incentive compensation with respect to total compensation should be set based on a variety of factors, including Company and executive performance, each executive’s specific roles, responsibilities and skill sets as well as our ability to attract and retain qualified executives. The Committee believes this breakdown of total compensation under normal conditions is consistent with its pay for performance philosophy, helps to ensure management’s interests are directly aligned with those of stockholders and reduces risks that may be associated with compensation that is focused on the achievement of only short-term objectives. The totality of each NEO’s compensation is also important — so that overall compensation is in line with what the Committee believes is appropriate and competitive with other companies within our peer group with which the Company competes for executive talent at the NEO level.
          Given the unfavorable business conditions and other uncertainties facing the Company during fiscal 2009, the Compensation Committee used its best judgment when approving the mix and levels of the various compensation components for our NEOs and did not adhere to any set formulas or formal allocations for any one component within the total amount of an NEO’s overall compensation. Although when considering compensation for each of our NEOs, the Compensation Committee took into account the broad range of both quantitative and qualitative factors described above, the most important factor was the Company’s current financial condition.
          During fiscal 2009 our Compensation Committee reviewed and examined publicly-available compensation and performance data from a peer group of large homebuilders. The peer group consisted of D.R. Horton, Inc., Hovnanian Enterprises, Inc., KB Home, Lennar Corporation, M.D.C. Holdings, Inc., NVR, Inc., Pulte Homes, Inc. (which in 2009 acquired Centex Corporation, a company our Compensation Committee previously included in our peer group), The Ryland Group, Inc., and Toll Brothers, Inc. These companies were chosen because they constitute the nation’s largest publicly-traded homebuilders and tend to be among our chief competition in markets where we operate. While the Committee believes information regarding pay practices at other publicly-held homebuilders is useful to establish that our executive compensation practices are reasonable, the Committee does not establish compensation levels based on benchmarking industry practices alone.
          For fiscal 2010, as market and other factors have begun to stabilize, our Compensation Committee expects to continue to focus on and reward our executives for achievement of goals where their efforts more directly lead to meaningful improvements in the Company’s financial and operating performance. In addition, the more stabilized operating environment also means that the Compensation Committee likely will be able to return to its prior practice of pre-establishing annual performance metrics. Critical goals for 2010 will be to continue to maintain a strong cash position to preserve liquidity, restructure the Company’s capitalization (including executing strategies to reduce debt and extend debt maturities) and access growth capital in a cost effective manner.
Elements of Executive Compensation
          The following discussion summarizes each element of our compensation program for our NEOs during fiscal 2009 and the rationale for compensation decisions made during the fiscal year.
Base Salary
          In addition to the factors described above, base salaries for our NEOs depend on a number of considerations, including the executive’s qualifications, responsibilities and contributions to the Company as well as the amount the Company historically has paid for a particular position. Base salaries for our NEOs are typically reviewed by the Compensation Committee annually. However, from time to time, circumstances may warrant a review of an NEO’s base salary between annual reviews and the Committee’s ability to use its discretion to set base salaries based on qualitative factors is an important design feature of the Company’s compensation program.
          Due to the difficult conditions in the homebuilding industry for fiscal 2009, the Compensation Committee froze the base salaries of our NEOs — as well as those of our entire management teams. Messrs. McCarthy and Furlow have not received an increase in base salary since January 1, 2005, and the annual base salaries for Messrs. Merrill and Khoury have not increased since they joined the Company. In 2010, base salaries for our NEOs will remain frozen in light of the continued economic downturn and challenging conditions in the housing market.
          During 2009, Michael H. Furlow, our former Executive Vice President and Chief Operating Officer, indicated that he was considering retiring from the Company. Our Board of Directors believed it was important to retain Mr. Furlow’s long-term knowledge of the Company and expertise in the homebuilding industry, particularly during such difficult market conditions as those being experienced by the Company. The Company was able to negotiate a new two-year employment agreement with Mr. Furlow pursuant to which Mr. Furlow will serve as Division President for several of the Company’s most important and attractive markets. Mr. Furlow’s initial salary under the agreement is $569,800 and will increase in the second year to $800,000 — an arrangement that we believe will serve to retain Mr. Furlow and help assure us of his continued services and advice during an important time for the Company.
Annual Incentive Compensation
          Bonus Plan
          The Compensation Committee previously established the Beazer Homes USA, Inc. Employee Bonus Plan (the “2006 Bonus Plan”) for certain of the Company’s employees, including the NEOs. Awards under this plan may be granted to participants based in whole or in part on the achievement of financial and non-financial performance guidelines established from time to time at the discretion of the Committee, but awards may also be made by the Compensation Committee under this plan without reference to any specific performance guidelines. Payments under the 2006 Bonus Plan do not qualify as performance-based compensation under Internal Revenue Code Section 162(m).
          The 2006 Bonus Plan was the only annual incentive program employed by the Compensation Committee for our NEOs in fiscal 2009. Normally, the Chairman of the Compensation Committee, our Non-Executive Chairman and our Chief Executive Officer are charged with recommending performance guidelines at the start of the year and reviewing our executives’ performance against such guidelines. However, for the reasons outlined above, for fiscal 2009 the Compensation Committee did not adopt strict performance criteria in advance, but instead based awards on a review of individual performance near year end.
          As a result of this discretionary review, the Compensation Committee awarded discretionary cash bonuses under the 2006 Bonus Plan to two of our NEOs, Messrs. Merrill and Khoury. See our “Summary Compensation Table” below for additional information regarding these bonuses. Mr. Khoury’s award was granted in recognition of his contributions in connection with the settlement and resolution of significant litigation involving the Company, including matters involving federal and state investigations, class action securities litigation, as well as shareholder derivative litigation. The award made to Mr. Merrill was granted in recognition of his successful efforts to preserve the Company’s liquidity during an extremely volatile and difficult operating environment, increase our net worth and begin reducing our indebtedness. In light of the Company’s difficult financial position, Mr. McCarthy did not receive a cash bonus in fiscal 2009, even though the Compensation Committee believed that Mr. McCarthy’s leadership and decisive action, during an extraordinarily tough business environment, were instrumental to the Company as it adapted to rapidly changing and deteriorating economic conditions. The Compensation Committee determined it would not be appropriate to award a cash bonus to Mr. Furlow in light of his new employment arrangements with the Company.
Long-Term Incentive Compensation
          Equity-Based Long-Term Incentives
          We have historically utilized four equity-based, long-term incentives: stock options, stock-settled stock appreciation rights (“SSARs”), time-based restricted stock, and performance-based restricted stock, all of which were issued under the 1999 Plan.
          Grants of equity incentive awards generally have been made annually. Any interim grants typically are made from time to time for new executive appointments and promotions. The Compensation Committee believes that such grants are an important element of management’s total compensation because they help to align management’s interests with those of our stockholders. In addition, the long-term nature of these awards help balance out any risks that may be associated with the short-term performance elements of the compensation program. Beginning in February 2006, the Compensation Committee adopted a practice of awarding to NEOs 50% of equity incentives in the form of stock options or SSARs and 50% in the form of restricted stock, generally half of which is in the form of time-based restricted stock and half in the form of performance-based restricted stock.

However, based on the limited remaining awards available under the 1999 Plan as described above - especially with respect to shares of restricted stock — the Compensation Committee’s equity incentive grant for fiscal 2009 equated to a mix of 60% stock options and 40% restricted stock.
          The Compensation Committee believes the grant of stock options and restricted stock in tandem provides several benefits. The stock option component provides an absolute performance measure tied directly to the performance of our common stock. In other words, the option has little or no value unless our stock price appreciates — meaning it provides the potential for an increased pay-out if the value of the Company’s common stock increases significantly over the exercise price during the life of the option. In addition, we believe restricted stock provides a strong retention incentive in an uncertain market, because it retains some value even during periods of declining stock prices.
          Further information on the vesting of performance-based restricted stock and other equity incentives are included in the “Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table” set forth below.
          For fiscal 2009, the Compensation Committee awarded equity grants to two of our NEOs, Messrs. Khoury and Merrill. See “Grants of Plan Based Awards” below for additional information regarding these grants. The grants made to Mr. Khoury in 2009 were in recognition of his contributions in connection with the settlement and resolution of the significant litigation involving the Company, described above. In addition, in the relatively short time he has been with the Company, Mr. Khoury has taken meaningful steps to reduce outside counsel expenses in an environment of increased risk and regulation as well as help build a strong culture of compliance at the Company. Mr. Khoury also provided valuable Board support throughout fiscal 2009. The 2009 awards made to Mr. Merrill were granted in recognition of his successful efforts to preserve the Company’s liquidity, increase our net worth and begin reducing our indebtedness, all as more fully described above. During fiscal 2009, Mr. Merrill also increased our visibility and reputation in, and access to, the capital markets. The Compensation Committee determined it would not be appropriate to award Mr. Furlow any equity grants in light of his new employment arrangements with the Company.
          The Compensation Committee notes that had there been sufficient shares available for a meaningful grant under the 1999 Plan, it would have considered an award for fiscal 2009 to Mr. McCarthy in recognition of his leadership efforts — which were instrumental to the Company as it weathered a very difficult year. However, Mr. McCarthy expressed to the Compensation Committee that he felt it more appropriate to use remaining shares available under the 1999 Plan to compensate other employees and thus, at Mr. McCarthy’s request, the Committee did not grant any equity-based awards to Mr. McCarthy in fiscal 2009.
Deferred Compensation Plan
          Effective January 1, 2002, we adopted the Beazer Homes USA, Inc. Deferred Compensation Plan to provide eligible employees the opportunity to defer receipt of a portion of their current compensation. For fiscal 2009, we provided matching cash contributions equal to the lesser of 50% of compensation deferred under the plan or 3% of eligible compensation, reduced by the matching contributions credited to the participant under our 401(k) plan. In the case of our Chief Executive Officer, our former Chief Operating Officer and our Chief Financial Officer, the Compensation Committee has historically, in lieu of matching contributions, made discretionary deferred compensation payments on behalf of these executives in annual amounts of $200,000, $100,000, $50,000, respectively, in order to provide an attractive and competitive element of deferred, post-employment or supplemental retirement benefit. For these reasons, discretionary deferred compensation payments generally consistent with those historically paid were made to Messrs. McCarthy, Furlow and Merrill, in fiscal 2009. Our other NEO, Mr. Khoury, does not participate in our Deferred Compensation Plan.
Other Benefits
          We do not have a defined benefit pension plan or supplemental executive retirement plan. During fiscal 2009, certain of our NEOs were eligible, as were other senior managers, to use a company car or receive car allowance. Our executive management team, including our NEOs, participate in our various benefit programs on the same terms as other employees; however, our NEOs pay more for their health and welfare programs than other employees for the same benefits. These programs are designed to facilitate retention and are part of our broad-based total compensation, which the Compensation Committee believe to be reasonable, competitive and consistent with the Company’s overall executive compensation program.
Change of Control Agreements
          Our Board of Directors, at the recommendation of the Compensation Committee, has determined that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued dedication of our NEOs, notwithstanding the possibility, threat or occurrence of a change of control of the Company. The Board believes it is imperative to diminish the inevitable distraction of an executive by virtue of the personal uncertainties and risks created by a pending or threatened change of control and to encourage the executive’s full attention and dedication to the Company currently and in the event of any threatened or pending change of control, and to provide the executive with compensation and benefits arrangements upon a change of control which ensure that the compensation and benefits expectations of the executive will be satisfied and which are competitive. As such, we have entered into supplemental employment (change of control) agreements with each of our NEOs. These supplemental employment agreements provide for continued employment of the NEO for two years following a change of control or stated benefits if the NEO’s employment is terminated without cause, or he or she leaves with “good reason” (as defined in the agreements), within two years of a change of control. The change of control provisions in these agreements supersede any similar provisions in an NEO’s employment agreement.
          PWC served as advisors to the Compensation Committee in establishing the terms of the supplemental employment agreements. Based in part on the information provided by PWC, the Compensation Committee concluded that the agreements were reasonable in terms of both comparability to competitive practice and advancement of stockholder interests.
          A description of additional terms of the supplemental employment agreements may be found below under “Potential Payments Upon Termination or Change of Control.”
Tax Deductibility of Compensation
          It is the Compensation Committee’s general policy to consider whether particular payments and awards are deductible to the Company for federal income tax purposes under Section 162(m) of the Internal Revenue Code. Section 162(m) limits the deductibility for federal income tax purposes of compensation payments to certain executive officers in excess of $1 million subject to certain exemptions and exceptions. Although the Compensation Committee takes into consideration the provisions of Section 162(m), maintaining tax deductibility is but one consideration among many in the design of the Company’s executive compensation program.
Report of the Compensation Committee
          The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis set forth above be included in this Form 10-K/A and the Company’s 2010 proxy statement.
Larry T. Solari
Stephen P. Zelnak, Jr.
The Members of the Committee
Compensation Committee Interlocks and Insider Participation
          The members of our Compensation Committee during fiscal 2009 were Messrs. Solari and Zelnak. None of the members of our Compensation Committee has ever been an officer or employee of the Company or any of its subsidiaries. None of the members of our Compensation Committee had any relationship requiring disclosure under “Transactions with Related Persons” below. During fiscal 2009, none of our executive officers served as a director or member of the Compensation Committee (or other Board committee performing equivalent functions) of another entity an executive officer of which served on our Board of Directors.

Summary Compensation Table
          Set forth below is summary compensation information for (1) each person who was at any time during fiscal 2009 our Chief Executive Officer or Chief Financial Officer and (2) at September 30, 2009, our only other two executive officers, other than our Chief Executive Officer and our Chief Financial Officer. We believe it is important to note that the compensation information relating to stock and option awards appearing in the following table is calculated according to SEC rules and does not represent current values which, with respect to Messrs. McCarthy, Furlow and Merrill, are substantially lower due to declines in the value of our Company’s common stock. Supplementary disclosure is provided in footnote 3 to the table that we believe provides more meaningful current values.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and		Salary ($)	Bonus	Awards	Awards	Compensation	Compensation
Principal Position	Year	(1)	($)	($)(2)(3)	($)(2)(3)	($)	($) (4)	Total

Ian J. McCarthy -	2009	$1,200,000	$0	$2,613,238	$2,408,342	$0	$208,673	$6,430,253
President and Chief	2008	$1,200,000	$0	$3,183,274	$2,692,655	$600,000	$222,936	$7,898,865
Executive Officer	2007	$1,200,000	$0	$3,168,413	$2,947,523	$0	$219,522	$7,535,458

Michael H. Furlow -	2009	$760,272	$0	$1,214,037	$1,074,977	$0	$114,247	$3,163,533
Division President,	2008	$800,000	$0	$1,495,018	$1,237,532	$400,000	$111,697	$4,044,247
Charleston/Myrtle	2007	$800,000	$0	$1,495,010	$1,395,412	$0	$111,011	$3,801,433
Beach/Savannah (5)

Kenneth F. Khoury -	2009	$297,180	$100,000	$14,594	$27,001	$0	$5,436	$444,211
Executive Vice President and General Counsel (5)

Allan P. Merrill -	2009	$600,000	$120,000	$758,475	$1,025,819	$0	$66,950	$2,571,244
Executive Vice	2008	$600,000	$100,000	$729,287	$974,480	$300,000	$608,252	$3,312,019
President and Chief	2007	$250,000	$450,000	$303,870	$405,368	$0	$93,667	$1,502,905
Financial Officer (5)

(1)	Includes $7,000, $21,000 and $3,000 for Mr. Merrill in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, which were deferred by Mr. Merrill under our Deferred Compensation Plan.

(2)	Amounts reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year in accordance with FAS 123(R) except that estimated forfeitures have been disregarded for these purposes. These columns reflect the Company’s FAS 123(R) amortization expense from awards of restricted stock, RSUs, stock options and SSARs granted in fiscal years 2002, 2004, 2005, 2006, 2007 and 2009, as applicable, that relate to awards that were outstanding during all or a portion of the fiscal year presented above. In fiscal 2009, Messrs. McCarthy and Furlow did not receive any new stock or option award grants and forfeited 26,254 and 11,668 shares of restricted common stock previously granted, respectively, due to failure to achieve specified performance criteria.

(3)	The Company cautions that the amounts reported in the table for these awards may not represent the amounts that the NEOs will actually realize from the awards. Whether, and to what extent, an NEO realizes value will depend on a number of factors, including the Company’s performance and stock price. For example, the table below reflects the value of the stock awards of certain of our NEOs that would have been expensed in 2009 if our share price at the respective grant dates was $5.59, which was our closing share price at September 30, 2009. In addition, the table also reflects the value of the option awards of certain of our NEOs that would have been expensed in 2009 if our share price on the respective grant dates was $5.59 and the exercise prices remained unchanged from those on the grant dates. The value of Mr. Khoury’s awards are not shown as they are not meaningful in light of his recently joining the Company and receipt of only one grant in August 2009. Further information regarding the valuation of stock and option awards can be found in Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2009.

Change in Equity Value
	Stock Awards			Option Awards
					2009			Total 2009
		2009			Expense if			Compensation
		Expense if			Share Price			if Share Price
	2009 Expense	Share Price		2009 Expense	was $5.59			was $5.59 on
	in Summary	was $5.59		in Summary	on the			the Grant
	Compensation	on the		Compensation	Grant Dates		Total	Date
	Table	Grant Dates	Difference	Table	(a)	Difference	Difference	(b)

Ian J. McCarthy	$2,613,238	$254,431	-$2,358,807	$2,408,342	$166,281	-$2,242,061	-$4,600,868	$1,829,385
Michael H. Furlow	$1,214,037	$120,110	-$1,093,927	$1,074,977	$74,284	-$1,000,693	-$2,094,620	$1,068,913
Allan P. Merrill	$758,475	$160,614	-$ 597,861	$1,025,819	$314,635	-$ 711,184	-$1,309,045	$1,262,199

(a)	Assumes the dividend yield, risk-free interest rate, remaining expected life and volatility as of September 30, 2009 for Black-Scholes calculation purposes.

(b)	Includes Salary, Bonus, Non-Equity Incentive Plan Compensation and All Other Compensation from Summary Compensation Table above and 2009 Expense if Share Price was $5.59 on the Grant Dates for Stock and Option Awards.

(4)	“All Other Compensation” consists of the following:

		Deferred
		Compensation		Car
		Discretionary	401(k)	Allowance/
		Lump Sum	Company	Company	Relocation
Name	Year	Contributions	Match	Car	Expenses	Total

Ian J. McCarthy	2009	$200,000	$7,350	$1,323	N/A	$208,673
Michael H. Furlow	2009	$84,977	$7,350	$3,134	$18,786 *	$114,247
Kenneth F. Khoury	2009	$0	$5,436	$0	N/A	$5,436
Allan P. Merrill	2009	$50,000	$7,350	$9,600	N/A	$66,950

*	Relocation expenses for Mr. Furlow reflect costs related to his relocation to South Carolina from Georgia, and include $4,412 representing the gross up for the taxable portion of certain of the relocation expenses.

(5)	Mr. Khoury joined the Company effective January 5, 2009. Mr. Merrill joined the Company effective May 1, 2007. Mr. Furlow resigned his position as Executive Vice President and Chief Operating Officer effective August 6, 2009 and became our Division President – Charleston/Myrtle Beach/Savannah. Accordingly, he ceased to be an executive officer on August 6, 2009.
Grants of Plan-Based Awards
          The following table shows information about eligible or granted plan-based awards for fiscal 2009 to our NEOs.

				Exercise
			All Other Option	or Base	Grant Date
			Awards:	Price of	Fair Value of
		All Other Stock Awards:	Number of Securities	Option	Stock and
	Grant	Number of Shares of Stock	Underlying Options	Awards	Option Awards
Name	Date	or Units (#)	(#)	($/sh)	($)

Ian J. McCarthy	—	—	—	—	—

Michael H. Furlow	—	—	—	—	—

Kenneth F. Khoury	8/10/2009	66,672	—	$3.94	$262,688
	8/10/2009	—	100,007	$3.94	$297,021

Allan P. Merrill	8/10/2009	133,344	—	$3.94	$525,375
	8/10/2009	—	200,014	$3.94	$594,042
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Equity-Based Incentives
          Grants of equity incentive plan awards and the full grant date fair value (determined in accordance with FAS 123(R)) of such awards are disclosed in the “Grants of Plan-Based Awards Table” in the year they are granted. The amount recorded as compensation expense in our income statement in accordance with FAS 123(R) relating to any such awards is disclosed in the “Summary Compensation Table” in the year when the compensation expense is recorded. The Company cautions that the amounts reported in the Summary Compensation Table for these awards reflect the Company’s accounting expense and may not represent the amounts that the NEOs will actually realize from the awards. Whether, and to what extent, an NEO realizes value will depend on a number of factors, including the Company’s performance and the stock price. See Note 3 to “Summary Compensation Table” above.
          We have utilized four equity-based, longer-term incentives: stock options, SSARs, time-based restricted stock, and performance-based restricted stock pursuant to the 1999 Plan.
          Except in the case of the grants made to Messrs. McCarthy and Furlow in February 2006 and to Mr. Merrill in May 2007, outstanding equity incentives vest as follows:
•	Grants of stock options and SSARs prior to August 2009 vest after three years from the date of grant; grants of stock options beginning in August 2009 vest ratably over a three year period. Awards of stock options and SSARs expire seven years after grant (ten years for stock options granted prior to May 2003).

•	Grants of time-based restricted stock prior to August 2009 vest five years from the date of grant; grants of time-based restricted stock beginning in August 2009 vest three years from the date of grant.

•	Performance-based restricted stock vests after three years from grant contingent upon the ranking of the compound annual growth rate (“CAGR”) of total return to stockholders of the Company’s common stock as compared to the CAGR of total stockholder return of the stock of the Performance Stock Peer Group over a defined time period (the “performance period”).
          In order to compete more effectively with industry peers in terms of equity vesting and to strengthen the retention impact of equity awards, in June 2008, the Compensation Committee determined that subsequent grants of stock options or SSARs will vest ratably over a three year period and that subsequent grants of time-based restricted stock will vest three years from the date of grant.
          The performance criteria and corresponding vesting percentages for performance-based restricted stock are defined as follows:

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
          In February 2006, the Committee approved long-term stock incentive grants for Messrs. McCarthy and Furlow. Mr. Merrill received a similar grant in May 2007, at the time he joined the Company. For all three NEOs, the vesting schedule for these grants differed from those described above as follows:
•	Performance-Based Restricted Stock: One-third each of the aggregate number of performance-based restricted shares is eligible to vest depending on performance three, four and five years respectively after the beginning of the performance period, as defined in the award agreement. Depending on the level of performance achieved, as measured by the performance criteria described above, between 0% and 150% of shares then eligible for vesting on the performance date will vest. Upon termination of employment other than for cause or voluntary resignation, a portion of the performance-based restricted stock will vest, depending on length of service since the grant date. For Messrs. McCarthy and Furlow, one third of the aggregate number of performance-based restricted shares eligible to vest three years after the beginning of the performance period were forfeited in February 2009 due to failure to achieve any of the specified performance criteria.

•	Time-Based Restricted Stock: Beginning five years after the date of grant, the restrictions on one-third of the time-based restricted stock will lapse each year for three years subject to continued employment. Upon termination of employment other than for cause or voluntary resignation, a portion of the restricted stock will vest, depending on length of service since the grant date.

•	Stock Options or SSARs: Beginning three years after the date of grant, the stock options or SSARs vest one third each year for three years and will expire seven years after the date of grant. Upon termination of employment other than for cause or voluntary resignation, a portion of the stock options or SSARs will vest, depending on length of service since the grant date.

Outstanding Equity Awards at Fiscal Year-End
          The following table provides information with respect to the common stock that may be issued upon the exercise of options and SSARs by our NEOs under our existing equity incentive plans as of September 30, 2009.

		Option Awards					Stock Awards
		Number of Securities
		Underlying Unexercised								Equity Incentive Plan
		Options/SSARs (#)								Awards
											Market or
									Market		Payout
									Value		Value of
									of	Number of	Unearned
									Shares or	Unearned	Shares,
							Number of		Units of	Shares,	Units or
							Shares or		Stock	Units or	Other
							Units of		That	Other	Rights
							Stock		Have	Rights that	That
					Option	Option	That Have		Not	Have Not	Have Not
	Grant				Exercise	Expiration	Not Vested		Vested	Vested (#)	Vested ($)
Name	Date	Exercisable	Unexercisable		Price ($)	Date	(#)		(S)(8)	(9)	(8)

Ian J. McCarthy	4/16/2002	73,824	—		$26.55	4/16/2012	—		—	—	—
	11/15/2002	114,279	—		$20.83	11/15/2012	—		—	—	—
	2/10/2004	45,129	—		$32.96	2/10/2011	—		—	—	—
	11/4/2004	41,379	—		$38.06	11/4/2011	—		—	—	—
	11/4/2004	—	—		—	—	33,102	(4)	$185,040	—	—
	11/15/2005	33,860			$62.02	11/15/2012	—		—	—	—
	11/15/2005	—	—		—	—	27,088	(4)	$151,422	—	—
	2/2/2006	131,272	262,544	(1)	$68.56	2/2/2013	—		—	—	—
	2/2/2006	—	—		—	—	78,763	(5)	$440,285	—	—
	2/2/2006	—	—		—	—	—		—	26,254	$146,760
	11/15/2006	—	—		—	—	40,103	(6)	$224,176	—	—

Michael Furlow	2/10/2004	27,306	—		$32.96	2/10/2011	—		—	—	—
	11/4/2004	25,614	—		$38.06	11/14/2011	—		—	—	—
	11/4/2004	—	—		—	—	20,493	(4)	$114,556	—	—
	11/15/2005	19,349			$62.02	11/15/2012	—		—	—	—
	11/15/2005	—	—		—	—	15,479	(4)	$86,528	—	—
	2/2/2006	58,343	116,686	(1)	$68.56	2/2/2013	—		—	—	—
	2/2/2006	—	—		—	—	35,006	(5)	$195,684	—	—
	2/2/2006	—	—		—	—	—		—	11,669	$65,228

Kenneth F. Khoury	8/10/2009	—	100,007	(3)	$3.94	8/10/2016	—		—	—	—
	8/10/2009	—	—		—	—	66,672	(7)	$372,696	—	—

Allan P. Merrill	5/1/2007	—	264,706	(1)(2)	$34.00	5/1/2014	—		—	—	—
	5/1/2007	—	—		—	—	52,941	(5)	$295,940	—	—
	5/1/2007	—	—		—	—	—		—	26,471	$158,297
	8/10/2009	—	200,014	(3)	$3.94	8/10/2016	—		—	—	—
	8/10/2009	—	—		—	—	133,344	(7)	$745,393	—	—

(1)	Award vests ratably over a three year period beginning three years following grant.

(2)	Award in the form of stock-settled stock appreciation rights (“SSARs”).

(3)	Award vests ratably over a three year period.

(4)	Award vests five years following grant.

(5)	Beginning five years after the date of grant, the restrictions on one-third of the award will lapse each year for three years subject to continued employment.

(6)	Represents portion of executive’s annual cash bonus compensation deposited into an account as Restricted Stock Units (“RSUs”) representing shares of our common stock. The number of RSUs deposited is determined based on a per share price calculated at a 20% discount from the closing stock price of our common stock on the date of award. Shares represented by RSUs vest three years from the date of award. Until vested, such shares cannot be sold, assigned, pledged or encumbered, do not receive dividends and do not have voting rights and may appreciate or depreciate in value from the time they are purchased to when they vest and are subsequently issued. Such RSUs vested on November 15, 2009.

(7)	Award vests three years following grant.

(8)	Reflects the value using the closing share price of our common stock of $5.59 on the last trading day of fiscal 2009 (September 30, 2009).

(9)	Performance-based restricted stock vests contingent upon the ranking of the compound annual growth rate (“CAGR”) of total return to stockholders of our common stock as compared to the CAGR of total stockholder return of the stock of the Performance Stock Peer Group over a defined time period (the “performance period”). See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” above for further detail. Amounts shown assume a threshold level of achievement at a 50% vesting percentage which assumes that our CAGR peer ranking achieved is equal to or above the 7th ranked peer during the performance period.
Option Exercises and Stock Vested
          The following table provides information with respect to the number and value of shares acquired during fiscal 2009 by our NEOs from the exercise of vested stock options and the vesting of restricted stock and RSUs.

	Stock Awards
	Number of Shares
	Acquired on		Value Realized
Name	Vesting (#)		Upon Vesting ($)

Ian J. McCarthy	36,105	(1)	$39,716	(1)
	24,362	(2)	$38,492	(2)

Michael H. Furlow	21,846	(1)	$24,031	(1)
	12,977	(2)	$20,504	(2)

Kenneth F. Khoury	—		—

Allan P. Merrill	—		—

(1)	Vesting of restricted stock on February 10, 2009. The per share market value of the vested restricted stock was $1.10, which was the closing price of the Company’s common stock on that date.

(2)	Vesting of restricted stock on April 16, 2009. The per share market value of the vested restricted stock was $1.58, which was the closing price of the Company’s common stock on that date.
Non-Qualified Deferred Compensation
          As discussed above, we maintain the Beazer Homes USA, Inc. Deferred Compensation Plan (the “Plan”) to provide eligible employees the opportunity to defer receipt of current compensation. The following table sets forth the non-qualified deferred compensation of each of our NEOs in fiscal 2009.

		Registrant	Aggregate
	Executive	Contributions	Earnings/(Losses)	Aggregate
	Contributions in	in	in Last	Withdrawals/	Aggregate Balance
Name	Last FY ($)	Last FY ($) (1)	FY ($) (2)	(Distributions) ($)	at Last FYE ($) (3)

Ian J. McCarthy	$0	$200,000	$295,375	$0	$5,214,034
Michael H. Furlow	$0	$84,977	$(24,281)	$(310,242)	$718,773
Kenneth F. Khoury	$0	$0	$0	$0	$0
Allan P. Merrill	$7,000	$50,000	$14,851	$0	$150,772

(1)	Represents discretionary lump sum contributions by the Company of for Messrs. McCarthy, Furlow, and Merrill. $15,023 of Mr. Furlow’s granted lump sum contribution was paid in October 2009 and therefore is not reflected above. These amounts are also reported under the “Summary Compensation Table — All Other Compensation”.

(2)	Represents amounts of earnings on the balance of the participants’ accounts that are attributable to the performance of independently managed funds available to and selected by each participant under the Deferred Compensation Plan and in which deferred amounts are deemed to be invested. There is no guaranteed rate of return on these funds and the rate of return depends on the participants’ investment selections and on the market performance of the funds. None of the earnings in this column are included in the “Summary Compensation Table” above because they were not preferential or above-market.

(3)	Aggregate balances include unvested amounts of Company contributions.
Narrative Disclosure to Non-Qualified Deferred Compensation Table
          In fiscal 2009, discretionary lump sum deferred compensation payments, in lieu of matching contributions, totaled $200,000, $84,977, and $50,000, for Messrs. McCarthy, Furlow, and Merrill, respectively. The remaining $15,023 earned by Mr. Furlow in fiscal 2009 was paid in October 2009. Under the Plan, participants select from a menu of investment options which track a variety of independently managed benchmark funds in which the funds are deemed to be invested. The return on the underlying investments determines the amount of earnings and losses that are credited or debited to the participants’ account. There is no guaranteed rate of return on these funds and the rate of return depends on the participants’ deemed investment option elections and on the market performance of the underlying funds. Deferred amounts and Company contributions are deposited in a trust that qualifies as a grantor trust under the Internal Revenue Code of 1986, as amended, and are invested in Company-owned variable life insurance contracts. We own these contracts and are the sole beneficiary. Our obligations under the Plan are unsecured general obligations and rank equally with our other unsecured general creditors. Amounts deferred by participants and earnings and losses thereon are 100% vested.
Potential Payments Upon Termination or Change of Control
          We have entered into employment agreements with certain of our NEOs and supplemental employment (change of control) agreements with each of our current NEOs. Under the terms of these agreements, our NEOs are entitled to severance payments and other benefits in the event of termination of employment under certain circumstances. These benefits may include cash payments, continuation of benefits and the acceleration of vesting outstanding equity-based incentives.
Employment Agreements
          We have entered into employment agreements with each of Messrs. McCarthy, Merrill and Furlow. The employment agreements set forth the basic terms of employment for each executive, including base salary, bonus and benefits, including benefits to which each executive is entitled if employment is terminated for various reasons.
          In 2004, Mr. McCarthy entered into an employment agreement with the Company for a three year period, and in 2007 and 2009, respectively, Messrs. Furlow and Merrill each entered into employment agreements with the Company for a two year period. Each of the employment agreements with Messrs. McCarthy and Merrill have been and will be extended for successive one year periods unless earlier terminated by the Company or the executive or otherwise terminated in accordance with the respective employment agreement.
          If the employment of Messrs. McCarthy, Merrill or Furlow is terminated by the Company other than for “cause,” as defined below (or, in the case of Mr. McCarthy, terminated by the executive for “good reason,” generally defined as the assignment of the executive to any duties materially inconsistent with his position as contemplated under the employment agreement or to any office or location other than as provided in the employment agreement, or certain other failures or breaches by the Company with respect to certain provisions under the employment agreement), the Company will pay to the executive in a lump sum in cash within 30 days after the date of termination the following amounts: (1) the executive’s annual base salary through the date of termination to the extent not already paid, (2) any accrued but unpaid annual bonus for any completed fiscal year ending prior to the date of termination, (3) the arithmetic average of the executive’s bonuses under the Company’s annual incentive plans in which the executive participates during the last three full fiscal years prior to the date of termination or for such lesser period as the executive has been employed by the Company (annualized in the event that the executive was not employed by the Company for the whole of any such fiscal year) (“Average Annual Bonus”), pro-rated to the date of termination and (4) any deferred compensation (subject to payment election previously made by the executive) and accrued vacation pay. The sum of these amounts is referred to as “Accrued Obligations.”

          In addition, Messrs. McCarthy, Merrill or Furlow will be entitled to receive an amount equal to the sum of (1) the executive’s annual base salary, and (2) the executive’s Average Annual Bonus, for the severance period. The sum of these amounts is referred to herein as “Severance.” The severance periods are three years from the date of termination for Mr. McCarthy, and two years from the date of termination for Messrs. Furlow and Merrill. These executives also continue to participate in the Company’s benefit plans during the severance period. These amounts will be paid at the same time that payments of annual base salary and bonus would otherwise have become due and payable absent termination. The Severance payments and the continuation of the benefits are subject to compliance by the executive with the non-compete, non-solicitation and confidentiality provisions in the applicable employment agreement.
          If any of Messrs. McCarthy, Merrill or Furlow voluntarily terminates his employment, he will be entitled to receive an amount equal to the executive’s Accrued Obligations.
          If the employment of Messrs. McCarthy, Merrill or Furlow is terminated by the Company for “cause”, or as a result of the executive’s death or disability, the executive will be entitled to receive an amount equal to his base salary through the effective date of termination, and all other amounts to which the executive may be entitled under his employment agreement to the effective date of termination, including, in the case of termination for death or disability only, bonus amounts under the incentive plans in which the executive participates, which will be prorated to the date of termination. For the purposes of the employment agreements with Messrs. McCarthy, Merrill or Furlow, “cause” is generally defined as (1) any act or failure to act by the NEO done with the intent to harm in any material respect the financial interests or reputation of the Company; (2) NEO being convicted of (or entering a plea of guilty or nolo contendere to) a felony; (3) NEO’s dishonesty, misappropriation or fraud to the Company, (4) a grossly negligent act or failure to act by NEO which has a material adverse affect on the Company; (5) the material breach by NEO of his agreements or obligations under the employment agreement which has a material adverse effect on the Company; or (6) the continued refusal to follow the directives of the Board or its designees which are consistent with executive’s duties and responsibilities.
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
          Under the employment agreements, each NEO is subject to certain non-compete and non-solicitation restrictions at all times that the executive is employed by the Company and for a period of time after the executive’s employment under the employment agreement is terminated for any reason equal to the greater of 180 days or such longer period of time that the executive is entitled to receive payments under the employment agreement.
Supplemental Employment (Change of Control) Agreements
          We have entered into supplemental employment agreements that provide for continued employment of our NEOs for two years following a change of control or stated benefits if the NEO’s employment is terminated without cause, or he or she leaves with good reason within two years of a change of control. A “change of control” is defined generally as:
•	The acquisition by any individual, entity or group of beneficial ownership of 25% or more of either the outstanding shares of common stock of the Company or the combined voting power of the outstanding voting securities of the Company entitled to vote in the election of directors (subject to certain exceptions, including acquisitions directly from the Company); or

•	Individuals who, as of the date of the supplemental employment agreement, constitute the Board of Directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided however, that any individual subsequently becoming a director whose election was approved by a vote of at least a majority of the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board; or

•	Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company; or
•	Approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.
          The change of control provisions in these agreements supersede any similar provisions in the NEO’s employment agreement. Pursuant to the supplemental employment agreements, the Company will continue to employ the executive for a period of two years from the date the change of control occurs (the “Effective Date”). In the event a change of control occurs and an executive terminates his or her employment for good reason or is terminated by the Company other than for cause, then the executive will be entitled to an amount, payable in a lump sum, equal to the sum of (1) the executive’s Accrued Obligations; (2) the product of (A) a stated multiple ranging from 2.0 to 3.0 and (B) the sum of the executive’s annual base salary and the highest annual bonus paid to the executive during the preceding three full fiscal years or for such lesser period as the executive has been employed by the Company (annualized in the event that the executive was not employed by the Company for the whole of any such fiscal year) (“Highest Annual Bonus”); and (3) all other amounts to which the executive may be entitled under his supplemental employment agreement. In addition, the Company must provide the executive and his or her family benefits similar to those in place prior to the Effective Date for a period of one year times the applicable stated multiple following the effective date of termination.
          The stated multiple is 3.0 for Mr. McCarthy and 2.0 for Messrs. Furlow, Merrill and Khoury. The supplemental employment agreements also provide that the executive may terminate his employment during the 30-day period following the six-month anniversary of a change of control, and such termination will be deemed to be termination for good reason. If the executive terminates his employment pursuant to the good reason termination provision, then the executive will be subject to certain non-compete and non-solicitation restrictions for a period of one year following the termination of the executive’s employment.
          Subsequent to a change of control, if the executive’s employment is terminated by the Company for cause, the executive will be entitled to receive an amount equal to the portion of his or her annual base salary accrued through the effective date of termination and any compensation previously deferred and all other payments to which the executive may be entitled under his supplemental employment agreement.
          The supplemental employment agreements provide that if any payment or distribution by the Company to the NEO would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the Company will pay the NEO an additional amount sufficient to cover the excise tax, as well as any applicable federal, state income and employment taxes or other payments that may apply to the additional amounts paid.
Disposition of Outstanding Equity Awards at Termination
          Under the Company’s equity incentive plans, executives who resign from the Company, or are terminated for cause, before equity-based grants are vested, forfeit such grants, except as described below with respect to grants of RSUs.
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
          Under our Corporate Management Stock Purchase Program (“CMSPP”), executives who resign from the Company, or are terminated for cause, prior to the vesting of RSUs receive the lesser of the amount originally deferred by the executive or the current value of the equivalent number of shares of stock represented by the RSUs. In the event of a change of control or termination of employment due to death or incapacity, RSUs vest in full.

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
          The definitions of change of control under the 1999 Plan, under which all current outstanding grants were made, and the CMSPP are both similar to the definition contained in our supplemental employment agreements described above, except that they contain a trigger based on the acquisition of 20% (rather than 25%) of the Company’s common stock or other voting securities.
Potential Post-Employment Compensation Table
          The following table summarizes the payments and benefits that each executive would be entitled to receive in the event of termination of employment under certain circumstances as of the last day of the Company’s fiscal year, September 30, 2009, and is based on each executive’s compensation and a closing stock price of $5.59 as of that date. As discussed in further detail below, we believe it is important to note that the cash compensation that would be payable to Messrs. McCarthy and Furlow under certain of the scenarios shown in the following table drop significantly after September 30, 2009 and, therefore, certain of the amounts shown in the following table do not represent the actual amounts they would receive if those events occurred today.

			Type of Termination
								By the
			Termination			Voluntarily		Company
			Following		Voluntarily	by Executive	By the	Other Than
		Change of	Change of	Death or	By	for Good	Company	for
	Payment or Benefit Type	Control (1)	Control (2)	Disability	Executive	Reason	for Cause	Cause (3)

Ian J. McCarthy	Severance (4)	—	$25,000,959	—	—	$11,333,653	—	$11,333,653
	Accrued Obligations (5)	—	$2,670,192	$2,670,192	$2,670,192	$2,670,192	$92,308	$2,670,192
	Continuation of Benefits (6)	—	$47,426	—	—	$47,426	—	$47,426
	Stock Option/SSAR Vesting	—	—	—	—	—	—	—
	Restricted Stock Vesting	$776,747	$776,747	$520,373	—	—	—	$520,373
	Restricted Stock Unit Vesting/Payout	$224,176	$224,176	$224,176	$224,176	$224,176	$224,176	$224,176
	Performance Restricted Stock Vesting	$495,414	$495,414	$355,051	—	—	—	$355,051
	Total	$1,496,337	$29,214,914	$3,769,792	$2,894,368	$14,275,447	$316,483	$15,150,872

Michael H. Furlow	Severance (4)	—	$7,541,288	—	—	N/A	—	$3,540,163
	Accrued Obligations (5)	—	$1,255,070	$1,255,070	$1,255,070	N/A	$54,788	$1,255,070
	Continuation of Benefits (6)	—	$41,830	—	—	N/A	—	$41,830
	Stock Option/SSAR Vesting	—	—	—	—	N/A	—	—
	Restricted Stock Vesting	$396,773	$396,773	$277,275	—	N/A	—	$277,275
	Restricted Stock Unit Vesting/Payout	—	—	—	—	N/A	—	—
	Performance Restricted Stock Vesting	$220,193	$220,193	$157,809	—	N/A	—	$157,809
	Total	$616,966	$9,455,154	$1,690,154	$1,255,070	N/A	$54,788	$5,272,146

Kenneth F. Khoury	Severance (4)	—	$800,000	—	—	N/A	—	—
	Accrued Obligations (5)	—	$30,769	$30,769	$30,769	N/A	$30,769	$30,769
	Continuation of Benefits (6)	—	$768	—	—	N/A	—	—
	Stock Option/SSAR Vesting	$110,008	$110,008	—	—	N/A	—	—
	Restricted Stock Vesting	$372,696	$372,696	$10,353	—	N/A	—	$10,353
	Restricted Stock Unit Vesting/Payout	—	—	—	—	N/A	—	—
	Performance Restricted Stock Vesting	—	—	—	—	N/A	—	—
	Total	$482,704	$1,314,242	$41,122	$30,769	N/A	$30,769	$41,122

Allan P. Merrill	Severance (4)	—	$3,600,000	—	—	N/A	—	$2,800,000
	Accrued Obligations (5)	—	$848,462	$848,462	$848,462	N/A	$48,462	$848,462
	Continuation of Benefits (6)	—	$49,689	—	—	N/A	—	$49,689
	Stock Option/SSAR Vesting	$220,014	$220,014	—	—	N/A	—	—
	Restricted Stock Vesting	$1,041,333	$1,041,333	$122,885	—	N/A	—	$122,885
	Restricted Stock Unit Vesting/Payout	—	—	—	—	N/A	—	—
	Performance Restricted Stock Vesting	$306,534	$306,534	$148,163	—	N/A	—	$148,163
	Total	$1,567,881	$6,066,032	$1,119,509	$848,462	N/A	$48,462	$3,969,199

(1)	Represents the value of awards the vesting of which was accelerated as a result of the change of control and assumes that no termination occurs in connection with the change of control.

(2)	Amounts set forth in this column are payable following a change of control only upon a termination by the Company other than for cause or a termination by the executive for good reason.

(3)	For Messrs. McCarthy, Furlow and Merrill, severance in the event of a termination of employment by the Company other than for cause (or for good reason in the case of Mr. McCarthy) equals the executive’s stated multiple times the sum of the executive’s annual base salary and the executive’s Average Annual Bonus. Mr. Merrill’s supplemental employment agreement, which he entered into in May 2007 upon joining the Company, stipulates for the purpose solely of calculating his Average Annual Bonus that his fiscal 2007 bonus was deemed to be equal to two times his then annual salary, or $1,200,000.

(4)	Severance in the event of a change of control equals the executive’s stated multiple times the sum of the executive’s annual base salary and the Highest Annual Bonus. Mr. Merrill’s supplemental employment agreement, which he entered into in May 2007 upon joining the Company, stipulates for the purpose solely of calculating his Highest Annual Bonus that his fiscal 2007 bonus was deemed to be equal to two times his then annual salary, or $1,200,000.

(5)	At September 30, 2009, Accrued Obligations would have equaled one times Average Annual Bonus plus accrued vacation for termination other than for cause, and accrued vacation for termination for cause.

(6)	Continuation of benefits during the severance period include car allowance or use of company-owned automobile, if applicable and medical, life and accidental death and dismemberment insurance coverage.
     The table above has been prepared in accordance with SEC rules, which require us to disclose, among other potential post-employment payments, two scenarios under which we would be required to pay our NEOs cash compensation if their employment was terminated by the Company: (1) following a change of control of the Company and (2) for a reason other than for cause. SEC rules require us to calculate these payments as of September 30, 2009, the last day of our fiscal year. However, due to the manner in which they are calculated, these two potential post-employment payouts to Messrs. McCarthy and Furlow drop significantly after September 30, 2009.
     For example, the cash severance payable to Mr. McCarthy in the event his employment was terminated following a change of control of the Company would be approximately $5.4 million if such events occurred today as compared to the approximately $25 million shown in the table above. Similarly, if Mr. McCarthy’s employment was terminated today by the Company other than for cause, he would be owed a cash severance of $4.2 million, rather than the approximately $11.3 million shown above. In the event Mr. Furlow’s employment was terminated today following a change of control of the Company, he would be owed a cash severance of approximately $1.9 million, rather than the approximately $7.5 million shown above. If Mr. Furlow’s employment was terminated today by the Company other than for cause, he would be owed a cash severance of approximately $1.4 million, rather than the approximately $3.5 million shown above. Although they are calculated in the same manner as Messrs. McCarthy’s and Furlow’s cash severances, the cash severances payable to Messrs. Khoury and Merrill if their employments were terminated under these two scenarios would not change materially from the amounts shown above.
Director Compensation
          The following table sets forth the compensation of each non-employee director in fiscal 2009. As discussed further in footnote 3 to the following table, we believe it is important to note that the compensation information relating to stock and option awards appearing in the table is calculated according to SEC rules and does not represent current values which may be substantially lower due to declines in the value of our Company’s common stock.

	Fees Earned
	or Paid in	Stock Awards	Option Awards
Name (1)	Cash ($) (2)	($) (3)(4)	($) (3)(5)	Total ($)
Laurent Alpert	$79,000	$47,648	$14,076	$140,724
Brian C. Beazer	$225,000	$81,106	$47,157	$353,263
Peter G. Leemputte	$71,500	$100,985	$14,076	$186,561
Larry T. Solari	$83,500	$50,562	$14,076	$148,138
Stephen P. Zelnak, Jr.	$83,500	$50,562	$14,076	$148,138

(1)	Ian J. McCarthy is a member of the Board of Directors, as well as President and Chief Executive Officer of the Company. His compensation is disclosed in the preceding executive compensation tables. Since Mr. McCarthy does not receive compensation separately for his duties as a director, he is not included in the Director Compensation table.

(2)	For Mr. Beazer, includes annual retainer fee only. For other directors, includes annual retainer fee, paid quarterly, of $35,000, $1,500 fee per meeting attended, and $5,000 chair fee for Messrs. Alpert, Leemputte, Solari and Zelnak.

(3)	Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2009 in accordance with FAS 123(R) except that estimated forfeitures have been disregarded for these purposes. These columns reflect the Company’s FAS 123(R) amortization expense from awards of restricted stock, RSUs, stock options and SSARs granted in fiscal years 2004, 2005, 2006, 2007, 2008 and 2009. In fiscal 2009, Messrs. Alpert, Leemputte, Solari and Zelnak were each granted 4,500 shares of restricted stock and 4,500 stock options, and Mr. Beazer was granted 10,295 shares of restricted stock and 15,442 stock options. The Company cautions that the amounts reported in the table for these awards may not represent the amounts that our non-employee directors will actually realize from the awards. Whether, and to what extent, a non-employee director realizes value will depend on a number of factors, including the Company’s performance and stock price. Further information regarding the valuation of stock and option awards can be found in Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2009. The grant date fair value of the director stock and option awards that incurred amortization expense in fiscal 2009 is as follows:

		Grant Date Fair	Grant Date Fair Value
		Value of Stock	of Option Awards per
Grant Date	Director(s) Receiving Grant	Awards per Director	Director

February 4, 2004 (a)	Mr. Beazer	$116,678	—
February 4, 2004 (a)	Messrs. Alpert, Solari and Zelnak	$49,440	—
November 4, 2004 (b)	Mr. Beazer	$116,702	—
November 4, 2004 (b)	Messrs. Alpert, Solari and Zelnak	$57,095	—
August 3, 2005 (c)	Mr. Leemputte	$327,750	—
November 15, 2005 (d)	Mr. Beazer	$123,544	$64,939
November 15, 2005 (d)	Messrs. Alpert, Leemputte, Solari and Zelnak	$93,030	$39,120
November 15, 2006 (e)	Messrs. Beazer, Leemputte, Solari and Zelnak	$4,367	—
February 6, 2007	Mr. Beazer	$75,949	$121,076
February 6, 2007	Messrs. Alpert, Leemputte, Solari and Zelnak	$64,650	$33,795
November 30, 2007	Messrs. Beazer, Leemputte, Solari and Zelnak	$4,374	—
August 10, 2009	Mr. Beazer	$40,562	$45,863
August 10, 2009	Messrs. Alpert, Leemputte, Solari and Zelnak	$17,730	$13,365

(a)	Restricted stock award vested February 10, 2009.

(b)	Restricted stock award vested November 4, 2009.

(c)	Initial restricted stock award grant to newly-elected director, related option award vested in fiscal 2008.

(d)	Option award vested November 15, 2008. None of these options have been exercised to date.

(e)	Restricted stock units vested November 15, 2009.

(4)	Our non-employee directors held the following amounts of restricted stock and restricted stock units at September 30, 2009: Mr. Alpert — 9,000; Mr. Beazer —20,570; Mr. Leemputte — 15,567; Mr. Solari — 12,067; and Mr. Zelnak — 12,067. See “Security Ownership of Management” above for complete beneficial ownership information of the Company’s common stock for each of our directors.

(5)	Our non-employee directors held the following amounts of stock options and SSARs at September 30, 2009: Mr. Alpert — 28,500; Mr. Beazer — 80,009; Mr. Leemputte — 12,500; Mr. Solari — 36,615; and Mr. Zelnak — 40,500. See “Security Ownership of Management” above for complete beneficial ownership information of the Company’s common stock for each of our directors.
Narrative Disclosure to Director Compensation Table
          Non-Employee Directors (excluding Brian C. Beazer): Non-employee directors receive an annual retainer of $35,000 for services to the Company as members of the Board of Directors. In addition, directors receive $1,500 for each meeting or teleconference of the Board of Directors or any of its committees attended as well as for attendance at the annual meeting of stockholders and separate meetings of the independent directors. In addition, all committee chairs receive an annual fee of $5,000 relating to their role as chair. Committee chairs, in addition to the payments described above, may also receive additional payments for meetings with the Non-Executive Chairman or other work in furtherance of their duties as chair as approved from time to time by the Non-Executive Chairman.
          Directors are eligible to receive grants of stock options, SSARs and time-based restricted shares pursuant to the 1999 Plan prior to its expiration on November 2, 2009, at the discretion of the Compensation Committee.
          The Compensation Committee’s rationale for equity grants to directors is similar to that for the NEOs, with an aim to align their interests with those of stockholders. The amount of the director grant is determined in consultation with the Committee’s retained compensation consultants. Grants of stock options and SSARs prior to August 2009 fully vest after three years and expire seven years after grant and shares of time-based restricted stock granted prior to August 2009 are restricted for use or sale for five years from grant. As noted above, in June 2008, the Compensation Committee determined that future grants of stock options or SSARs would vest ratably over a three year period and that future grants of time-based restricted stock will vest three years from the date of grant. For fiscal 2009, the Compensation Committee approved director equity grants as noted in the Director Compensation Table above.
          All directors receive reimbursement for reasonable out-of-pocket expenses incurred by them in connection with participating in meetings of the Board of Directors and any committees thereof.
          Brian C. Beazer:    For fiscal 2009, we paid our Non-Executive Chairman of the Board a retainer of $225,000 for services rendered. This amount will remain the same for fiscal 2010. Mr. Beazer is eligible to receive grants of stock options, SSARs, and both performance-based and time-based restricted shares, at the discretion of the Compensation Committee. In determining the amount of equity compensation to be granted to Mr. Beazer, the Compensation Committee historically has employed a defined multiple of approximately 0.8 of his annual retainer (which was set in light of his position of Non-Executive Chairman of the Board) although this is subject to the discretion of the Committee. The resulting dollar amount is converted to a unit equivalent based on the closing stock price on the grant date, and, in the case of stock options or SSARs, the closing stock price on the grant date is discounted by 60% solely for the purpose of converting the multiple of salary to a unit equivalent; as noted above the exercise price is equal to 100% of fair market value of the common stock on the date of grant. In light of the limited number of shares available under the 1999 Plan and the other limitations on equity incentive awards described above, the Compensation Committee determined to grant Mr. Beazer equity compensation of 0.24 of his annual retainer in fiscal 2009. However, the Compensation Committee expects to return to payment of the 0.8 multiple following approval of a new equity compensation plan at our 2010 annual meeting of stockholders, if circumstances are appropriate. Vesting and expiration of such grants of stock options, SSARs and time-based restricted shares are the same as those for the other directors. Grants of performance-based shares vest after three years, contingent upon the ranking of the CAGR of total return to stockholders of the Company’s common stock as compared to the CAGR of total stockholder return of the stock of the Performance Stock Peer Group over a defined time period (the “performance period”) as described above.
          Other than described above, no director receives any compensation from the Company for services rendered as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Management
          The following table sets forth information as of December 7, 2009 with respect to the beneficial ownership of our common stock by each director, each NEO, and all directors and executive officers as a group. Except as otherwise indicated, each beneficial owner possesses sole voting and investment power with respect to all shares.

	Number of Common	Percent of
	Shares Beneficially	Outstanding
Name of Beneficial Owner	Owned (1)(2)(3)(4)(5)	(6)
Laurent Alpert	42,000	*
Brian C. Beazer	155,335	*
Michael H. Furlow (7)	334,879	*
Kenneth F. Khoury	66,672	*
Peter G. Leemputte	20,991	*
Ian J. McCarthy	1,380,067	3.39%
Allan P. Merrill	239,226	*
Norma A. Provencio (8)	0	*
Larry T. Solari	47,978	*
Stephen P. Zelnak, Jr.	47,888	*

Directors and Executive Officers as a Group (10 persons)	2,335,036	5.73%

*	Less than 1%

(1)	Beneficial ownership includes restricted stock as follows: Mr. Alpert — 7,500, Mr. Beazer — 13,362, Mr. Furlow — 50,485, Mr. Khoury — 66,672, Mr. Leemputte — 12,500, Mr. McCarthy — 105,851, Mr. Merrill — 186,285, Mr. Solari — 7,500, and Mr. Zelnak — 7,500. Such shares of restricted stock were awarded under the 1999 Plan and will vest unconditionally between three and seven years from the date of grant.

(2)	Beneficial ownership includes performance-based restricted stock as follows: Mr. Beazer — 1,075, Mr. Furlow — 23,338, Mr. McCarthy — 52,509, and Mr. Merrill — 52,941. Such shares of restricted stock were awarded under the 1999 Plan, and will vest contingent upon the achievement of performance criteria based on the Company’s total shareholder return as compared to the total shareholder return of the Performance Stock Peer Group.

(3)	Beneficial ownership includes shares of the Company’s common stock held through the Company’s 401(k) plan as follows: Mr. McCarthy — 5,102, and Mr. Furlow — 4,569.

(4)	Beneficial ownership includes shares underlying stock options/SSARs, respectively, which were fully vested and exercisable at, or will vest within 60 days of December 7, 2009 as follows: Mr. Alpert —24,000, Mr. Beazer — 64,567, Mr. Furlow — 188,955, Mr. Leemputte — 8,000, Mr. McCarthy — 571,015, Mr. Solari — 32,115, and Mr. Zelnak — 36,000.

(5)	Beneficial ownership does not include the right to receive shares of common stock, currently represented by restricted stock units, which directors are entitled to receive three years from the award date in lieu of a portion of their annual retainer as follows: Mr. Beazer — 2,576, Mr. Leemputte — 2,576, Mr. Solari — 2,576, and Mr. Zelnak — 2,576.

(6)	Based upon 39,818,977 shares of outstanding common stock and items in footnote 4 above as of December 7, 2009.

(7)	Mr. Furlow resigned his position as Executive Vice President and Chief Operating Officer effective August 6, 2009 and became our Division President – Charleston/Myrtle Beach/Savannah. Accordingly, he ceased to be an executive officer on August 6, 2009.

(8)	Ms. Provencio was not elected as a director until November 20, 2009.

Security Ownership of Principal Stockholders
          The following table sets forth information as of December 7, 2009 with respect to the beneficial ownership of Beazer Homes’ common stock by all persons known by us to beneficially own more than 5% of our common stock.

	Amount and Nature
	of Beneficial		Percent
Name and Address of Beneficial Owner	Ownership		of Class (1)
Barclays Global Investors, NA 400 Howard Street	3,797,332	(2)	9.54%
San Francisco, CA 94105

Deutsche Bank AG Theodor-Heuss-Allee 70	2,645,300	(3)	6.64%
60468 Frankfurt am Main, Federal Republic of Germany

Renaissance Technologies LLC 800 Third Avenue	2,272,100	(4)	5.71%
New York, NY 10022

(1)	Based upon 39,818,977 shares of outstanding common stock as of December 7, 2009. The beneficial ownership information regarding principal stockholders is based upon the most recently available Schedule 13G or amendment thereto filed by each respective holder.

(2)	Barclays Global Investors, NA and Barclays Global Fund Advisors jointly filed a Schedule 13G on February 5, 2009. According to the Schedule 13G, (a) Barclays Global Investors, NA had sole voting power as to 777,156 shares and sole dispositive power as to 931,215 shares it beneficially owned; and (b) Barclays Global Fund Advisors had sole voting and dispositive power as to 2,866,117 shares it beneficially owned. Each of the reporting entities has the same address.

(3)	Deutsche Bank AG, Deutsche Bank AG, London Branch and Deutsche Bank Securities, jointly filed a Schedule 13G/A on February 9, 2009. According to the Schedule 13G/A, (a) Deutsche Bank AG had sole voting and sole dispositive power as to the 2,645,300 shares it beneficially owned, (b) Deutsche Bank AG, London Branch had sole voting and sole dispositive power as to the 2,617,300 shares it beneficially owned, and (c) Deutsche Bank Securities had sole voting and sole dispositive power as to the 28,000 shares it beneficially owned. Each of the reporting entities has the same address.

(4)	Renaissance Technologies LLC and James H. Simon jointly filed a Schedule 13G on February 13, 2009. According to the Schedule 13G, Renaissance Technologies LLC and James H. Simon had sole voting and sole dispositive power as to the 2,272,100 shares each beneficially owned. Each of the reporting entities has the same address.
Item 13. Certain Relationships and Related Transactions and Director Independence
Transactions with Related Persons
          There were no reportable transactions with related persons during fiscal 2009.
Review, Approval or Ratification of Transactions with Related Persons
          Our Charter for the Nominating/Corporate Governance Committee of our Board of Directors provides that the Nominating/Corporate Governance Committee will conduct an appropriate review of all proposed related party transactions to identify potential conflict of interest situations and the Nominating/Corporate Governance Committee will submit the related party transactions to the Board of Directors for its approval and implementation of appropriate action to protect the Company from potential conflicts of interest. The Nominating/Corporate Governance Committee has not adopted any specific procedures for conducting such reviews and considers each transaction in light of the specific facts and circumstances presented. Also, as described below, a portion of the review authority, in the case of transactions with employees, is delegated to supervising employees pursuant to the terms of our Code of Business Conduct and Ethics.
          Our Code of Business Conduct and Ethics, which applies to all directors, officers and employees, directs each individual to avoid any actual or apparent conflict of interest. Under this Code, each director is required to notify the Chair of the Nominating/Corporate Governance Committee, in writing, as soon as such director or any related person (defined below) becomes involved with, or affiliated with, any activity, business or other entity which is in competition with the Company, is in involved in any adversarial litigation matter with the Company, or other proceeding adverse to the Company (except where disclosure is prohibited by law), or has a business, charitable or other relationship with the Company. In addition, the Code requires each employee, including all executive officers, to promptly notify his or her immediate supervisor, in writing, before the employee or any related person becomes actively involved with, or affiliated with, any activity, business or other entity which is in competition with the Company, or which has a business, charitable or other relationship with the Company. If any employee, including any executive officer, of the Company becomes an officer, director, principal or employee of another for-profit business entity (as defined below) or otherwise has a business affiliation (as defined below) with any other for-profit business entity, the employee must disclose the affiliation to a division president of the Company or the Company’s Compliance Officer. In determining whether a conflict exists, the supervisor shall seek further guidance as is appropriate (which may include discussions with more senior officers or the Nominating/Corporate Governance Committee).
          Each director, officer and employee is required to provide an annual certification that he or she has received and reviewed the Code of Business Conduct and Ethics and disclose any related persons transactions.
          For purposes of the disclosure set forth above, a “related person” includes a person having any of the following relationships with an employee or director of the Company: A spouse or significant other, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers and sisters-in-law, in each case whether by blood, marriage or adoption, or anyone (other than tenants and domestic employees) who share(s) an employee’s or director’s home. Further, a “for-profit business entity” includes any business operated with the purpose of generating a profit, regardless of whether a profit has in fact been generated, and “business affiliation” includes any full or part-time job, side job, side business, self-employment, consulting arrangement, or any other for-profit business or similar arrangement with which an employee is affiliated or directly involved.
Director Independence
          Listing standards relating to corporate governance promulgated by the NYSE require that the Board of Directors be comprised of a majority of independent directors. The Sarbanes-Oxley Act and rules of the SEC require that the Audit Committee be comprised solely of independent directors. The NYSE standards further require that the Compensation and Nominating/Corporate Governance Committees also be comprised solely of independent directors. On the basis of information solicited from each director, and upon the advice and recommendation of the Nominating/Corporate Governance Committee, the Board of Directors determined that five of its seven current directors had no material relationship with the Company other than their relationship as members of the Board and were independent within the meaning of the Sarbanes-Oxley Act and the NYSE standards. Those directors determined to be independent were Messrs. Alpert, Leemputte, Solari, and Zelnak and Ms. Provencio.
          In making these determinations, at the request of the Board, the Nominating/Corporate Governance Committee, with assistance from the Company’s General Counsel, evaluated responses to an independence and qualification questionnaire completed annually by each director and follow up inquiries made to certain directors. The Nominating/Corporate Governance Committee made a recommendation that five directors be considered independent, which recommendation the Board subsequently discussed and adopted. The Board concluded that four of those five directors, Messrs. Alpert, Leemputte and Zelnak and Ms. Provencio, had no relationship with the Company other than their relationship as members of the Board. In the case of Mr. Solari, the responses to the questionnaire and follow up inquiries indicated that within the past three years, the Company had made payments to two companies of which Mr. Solari is a director. In each case, based upon the most recent information available, the amount paid for goods and services for the past three years represented less than one half of one percent of the providing company’s and the Company’s annual gross revenues. Accordingly, based upon the amount paid for the goods and services, the Board affirmatively determined that the relationship was not material either to the Company or to the other companies. Based on the foregoing, the Board of Directors of the Company had a majority of independent directors and each of the Audit, Nominating/Corporate Governance and Compensation committees of the Board during fiscal 2009 were comprised entirely of independent directors. It is expected that the majority of directors and all committee members in fiscal 2010, other than one member of the Finance Committee, as to which independence is not required for membership, will be independent as well. Accordingly, the Company was, in fiscal 2009, and continues to be in compliance with the requirements of the NYSE and the SEC for Board independence.
Item 14. Principal Accountant Fees and Services
          For the fiscal years ended September 30, 2009 and 2008, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”).
          Audit Fees: The aggregate fees billed for the audit of our annual financial statements for the fiscal years ended September 30, 2009 and 2008 and for reviews of the financial statements included in our Quarterly Reports on Form 10-Q were $1,220,000 and $1,681,919, respectively, and include fees for Sarbanes-Oxley Section 404 attestation procedures.
          Audit-Related Fees: The aggregate fees billed for audit-related services for the fiscal years ended September 30, 2009 and 2008 were $35,000 and $36,000, respectively. These fees relate to assurance and related services performed by Deloitte & Touche that are reasonably related to the performance of the audit or review of our financial statements. These services include: employee benefit and compensation plan audits, audits of certain subsidiaries, and consulting on financial accounting/reporting standards.
          Tax Fees: The aggregate fees billed for tax services for the fiscal years ended September 30, 2009 and 2008 were $990,543 and $612,664, respectively. These fees relate to professional services performed by Deloitte & Touche with respect to tax compliance, tax advice and tax planning. These services include preparation of original and amended tax returns for the Company and its consolidated subsidiaries, refund claims, payment planning, tax audit assistance, and tax work stemming from “Audit-Related” items. The aggregate fees billed for tax compliance and advice services for fiscal years ended September 30, 2009 and 2008 were $365,055 and $413,886, respectively. The aggregate fees billed for tax planning services for fiscal years ended September 30, 2009 and 2008 were $625,488 and $198,778, respectively.
          All Other Fees: No other fees were paid to Deloitte & Touche in either fiscal year 2009 or fiscal year 2008.
          The Audit Committee annually approves each year’s engagement for audit services in advance. The Audit Committee has also established complementary procedures to require pre-approval of all permitted non-audit services provided by the Company’s independent auditors. All non-audit services described above were pre-approved by the Audit Committee.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K.
(a)(1) Financial Statements
Consolidated Statements of Operations for the years ended September 30, 2009, 2008 and 2007 — previously filed.
Consolidated Balance Sheets as of September 30, 2009 and 2008 — previously filed.
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2009, 2008 and 2007 — previously filed.
Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007 — previously filed.
Notes to Consolidated Financial Statements — previously filed.
(a)(2) Financial Statement Schedules
None required.

(a)(3) Exhibits

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company – incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-K filed on December 2, 2008 (File No. 001-12822)

3.2	Third Amended and Restated Bylaws of the Company – incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 1, 2008 (File No. 001-12822)

4.1	Indenture dated as of May 21, 2001 among the Company and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 5/8% Senior Notes due 2011 – incorporated herein by reference to Exhibit 4.4 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)

4.2	Supplemental Indenture (8 5/8% Notes) dated as of May 21, 2001 among the Company, its subsidiaries party thereto and U.S. Bank Trust National Association, as trustee – incorporated herein by reference to Exhibit 4.5 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)

4.3	Form of 8 5/8% Senior Notes due 2011 – incorporated herein by reference to Exhibit 4.6 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)

4.4	Specimen of Common Stock Certificate – incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 initially filed on December 6, 1993

4.5	Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 3/8% Senior Notes due 2012 – incorporated herein by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-4 filed on July 16, 2002

4.6	First Supplemental Indenture dated as of April 17, 2002 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 8 3/8% Senior Notes due 2012 – incorporated herein by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-4 filed on July 16, 2002

4.7	Form of 8 3/8% Senior Notes due 2012 – incorporated herein by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-4 filed on July 16, 2002

4.8	Second Supplemental Indenture dated as of November 13, 2003 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 6 1/2% Senior Notes due 2013 – incorporated herein by reference to Exhibit 4.11 of the Company’s Form 10-K for the year ended September 30, 2003 (File No. 001-12822)

4.9	Form of 6 1/2% Senior Notes due 2013 – incorporated herein by reference to Exhibit 4.12 of the Company’s Form 10-K for the year ended September 30, 2003 (File No. 001-12822)

4.10	Indenture dated as of June 8, 2004 among Beazer, the Guarantors party thereto and SunTrust Bank, as trustee, related to the 4 5/8% Convertible Senior Notes due 2024 – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12822)

4.11	Form of 4 5/8% Convertible Senior Notes due 2024 – incorporated herein by reference to Exhibit 4.2 of the Company’s Form 10-Q for the quarter ended June 30, 2004 (File No. 001-12822)

4.12	Form of 6 7/8% Senior Notes due 2015 – incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 13, 2005

4.13	Form of Fifth Supplemental Indenture, dated as of June 8, 2005, by and among Beazer, the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 13, 2005

4.14	Sixth Supplemental Indenture, dated as of January 9, 2006, to the Trust Indenture dated as of May 21, 2001 – incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K filed on January 17, 2006 (File No. 001-12822)

4.15	Seventh Supplement Indenture, dated as of January 9, 2006, to the Trust Indenture dated as of April 17, 2002 – incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K filed on January 17, 2006 (File No. 001-12822)

Exhibit
Number	Exhibit Description
4.16	Form of Senior Note due 2016 – incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 8, 2006 (File No. 001-12822)

4.17	Form of Eighth Supplemental Indenture, dated June 6, 2006, by and among Beazer Homes USA, Inc., the guarantors named therein and UBS Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities, Inc., Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc., BNP Paribas Securities Corp. and Greenwich Capital Markets – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 8, 2006 (File No. 001-12822)

4.18	Form of Junior Subordinated indenture between Beazer Homes USA, Inc., JPMorgan Chase Bank, National Association, dated June 15, 2006 – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 21, 2006 (File No. 001-12822)

4.19	Form of the Amended and Restated Trust Agreement among Beazer Homes USA, Inc., JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and certain individuals named therein as Administrative Trustees, dated June 15, 2006 – incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 21, 2006 (File No. 001-12822)

4.20	Seventh Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture, dated May 21, 2001, among the Company, US Bank National Association, as trustee, and the subsidiary guarantors party thereto – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 30, 2007 (File No. 001-12822)

4.21	Ninth Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture, dated April 17, 2002, among the Company, US Bank National Association, as trustee, and the subsidiary guarantors party thereto – incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 30, 2007 (File No. 001-12822)

4.22	Third Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture, dated June 8, 2004, among the Company, SunTrust Bank, as trustee, and the subsidiary guarantors party thereto – incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed on October 30, 2007 (File No. 001-12822)

4.23	Section 382 Rights Agreement, dated as of July 31, 2009, between Beazer Homes USA, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 3, 2009 (File No. 001-12822)

4.24	Form of Indenture, dated as of September 11, 2009, by and among Beazer Homes USA, Inc., the subsidiary guarantors party thereto, U.S. Bank National Association, as trustee, and Wilmington Trust FSB, as notes collateral agent – incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 11, 2009 (File No. 001-12822)

4.25	Form of Senior Secured Note due 2017 – incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on September 11, 2009 (File No. 001-12822)

4.26	Form of Registration Rights Agreement, dated September 11, 2009, by and among Beazer Homes USA, Inc., the guarantors party thereto, Citigroup Global Markets Inc. and Moelis & Company LLC – incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed on September 11, 2009 (File No. 001-12822)

10.1*	Amended and Restated 1994 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-K for the year ended September 30, 2005 (File No. 001-12822)

10.2*	Non-Employee Director Stock Option Plan – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-K for the year ended September 30, 2001 (File No. 001-12822)

10.3*	Amended and Restated 1999 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 8, 2008 (File No. 001-12822)

10.4*	2005 Value Created Incentive Plan – incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)

10.5*	Second Amended and Restated Corporate Management Stock Purchase Program – incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-K for the year ended September 30, 2007 (File No. 001-12822)

10.6*	Customer Survey Incentive Plan – incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)

Exhibit
Number	Exhibit Description
10.7*	Director Stock Purchase Program – incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)

10.8*	Form of Stock Option and Restricted Stock Award Agreement – incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)

10.9*	Form of Stock Option Award Agreement – incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended September 30, 2004 (File No. 001-12822)

10.10*	Amended and Restated Employment Agreement of Ian J. McCarthy dated as of September 1, 2004 – incorporated herein by reference to Exhibit 10.01 of the Company’s Form 8-K filed on September 1, 2004 (File No. 001-12822)

10.11*	First Amendment to Amended and Restated Employment Agreement of Ian J. McCarthy dated as of February 3, 2006 – incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)

10.12*	Second Amendment to Amended and Restated Employment Agreement of Ian J. McCarthy dated as of December 31, 2008 – incorporated herein by reference to Exhibit 10.31 of the Company’s Form 10-Q for the quarter ended December 31, 2008 (File No. 001-12822)

10.13*	Amended and Restated Employment Agreement of Michael H. Furlow dated as of August 6, 2009 – incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended June 30, 2009 (File No. 001-12822)

10.14*	Employment Agreement effective May 1, 2007 for Allan P. Merrill - incorporated herein by reference to Exhibit 10.01 of the Company’s Form 8-K filed on April 24, 2007 (File No. 001-12822)

10.15*	First Amendment to Employment Agreement effective December 31, 2008 for Allan P. Merrill – incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarter ended December 31, 2008 (File No. 001-12822)

10.16*	Amended and Restated Supplemental Employment Agreement of Ian J. McCarthy dated as of February 3, 2006 – incorporated herein by reference to Exhibit 10.1of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)

10.17*	First Amendment to Amended and Restated Supplemental Employment Agreement of Ian J. McCarthy effective December 31, 2008 – incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarter ended December 31, 2008 (File No. 001-12822)

10.18*	Amended and Restated Supplemental Employment Agreement of Michael H. Furlow dated as of August 6, 2009 – incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended June 30, 2009 (File No. 001-12822)

10.19*	Change of Control Employment Agreement effective May 1, 2007 for Allan P. Merrill – incorporated herein by reference to Exhibit 10.02 of the Company’s Form 8-K filed on April 24, 2007 (File No. 001-12822)

10.20*	Change of Control Employment Agreement effective May 1, 2007 for Allan P. Merrill – incorporated herein by reference to Exhibit 10.02 of the Company’s Form 8-K filed on April 24, 2007 (File No. 001-12822)

10.21*	Employment Letter for Kenneth F. Khoury effective January 5, 2009 – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended December 31, 2008 (File No. 001-12822)

10.22*	Change of Control Agreement for Kenneth F. Khoury effective December 5, 2008 – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended December 31, 2008 (File No. 001-12822)

10.23*	Form of Performance Shares Award Agreement dated as of February 2, 2006 – incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)

10.24*	Form of Award Agreement dated as of February 2, 2006 – incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)

10.25*	2005 Executive Value Created Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 9, 2005 (File No. 001-12822)

Exhibit
Number	Exhibit Description
10.26*	Form of Indemnification Agreement – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 1, 2008 (File No. 001-12822)

10.27	Credit Agreement dated as of July 25, 2007 between the Company, the lenders thereto, and Wachovia Bank, National Association, as Agent, BNP Paribas, The Royal Bank of Scotland, and Guaranty Bank, as Documentation Agents, Regions Bank, as Senior Managing Agent, and JPMorgan Chase Bank, as Managing Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 26, 2007 (File No. 001-12822)

10.28	Waiver and First Amendment, dated as of October 10, 2007, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 11, 2007 (File No. 001-12822)

10.29	Second Amendment, dated October 26, 2007, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 30, 2007 (File No. 001-12822)

10.30	Third Amendment, dated as of August 7, 2008, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 8, 2008 (File No. 001-12822)

10.31	Fourth Amendment, dated as of July 31, 2009, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2009 (File No. 001-12822)

10.32	Amended and Restated Credit Agreement, dated August 5, 2009, between the Company, the lenders and issuers thereto and CITIBANK, N.A., as Swing Line Lender and Agent – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2009 (File No. 001-12822)

10.33*	2008 Beazer Homes USA, Inc. Deferred Compensation Plan, adopted effective January 1, 2008 – incorporated herein by reference to Exhibit 10.27 of the Company’s Form 10-K for the fiscal year ended September 30, 2007 (File No. 001-12822)

10.34*	Discretionary Employee Bonus Plan – incorporated herein by reference to Exhibit 10.28 of the Company’s Form 10-K for the fiscal year ended September 30, 2007 (File No. 001-12822)

21	Subsidiaries of the Company – previously filed

23	Consent of Deloitte & Touche LLP – previously filed

24	Power of Attorney – see the Power of Attorney in the signature page hereto

31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – previously filed

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – previously filed

*	Represents a management contract or compensatory plan.
(b) Exhibits
Reference is made to Item 15(a)(3) above. The following is a list of exhibits, included in item 15(a)(3) above, that are filed concurrently with this report.

24	Power of Attorney – see the Power of Attorney in the signature page hereto

31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
(c) Financial Statement Schedules
Reference is made to Item 15(a)(2) above.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAZER HOMES USA, INC.
By:	/s/ Ian J. McCarthy
Ian J. McCarthy
President and Chief Executive Officer Date: December 3, 2009

          KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints Ian J. McCarthy, Allan P. Merrill and Kenneth F. Khoury his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any and all amendments to the Form 10-K for Beazer Homes USA, Inc. for the fiscal year ended September 30, 2009, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do, if personally present, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done.
          Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ian J. McCarthy Ian J. McCarthy	President, Chief Executive Officer and Director (Principal Executive Officer)	December 3, 2009

/s/ Allan P. Merrill Allan P. Merrill	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 3, 2009

/s/ Robert Salomon Robert Salomon	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	December 3, 2009

/s/ Brian C. Beazer Brian C. Beazer	Non-Executive Chairman, Director	December 3, 2009

/s/ Laurent Alpert Laurent Alpert	Director	December 2, 2009

/s/ Peter G. Leemputte Peter G. Leemputte	Director	December 7, 2009

/s/ Norma A. Provencio Norma A. Provencio	Director	December 3, 2009

/s/ Larry T. Solari Larry T. Solari	Director	December 2, 2009

/s/ Stephen P. Zelnak, Jr. Stephen P. Zelnak, Jr.	Director	December 3, 2009