Form 10-Q
period 2009-12-31
BEAZER HOMES USA INC
filed 2010-02-05
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐           NO ☑

Class	Outstanding at January 31, 2010

Common Stock, $0.001 par value	62,244,273 shares

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Such factors may include:
•	the final outcome of various putative class action lawsuits, multi-party suits and similar proceedings as well as the results of any other litigation or government proceedings and fulfillment of the obligations in the Deferred Prosecution Agreement and other settlement agreements and consent orders with governmental authorities;
•	additional asset impairment charges or writedowns;
•	economic changes nationally or in local markets, including changes in consumer confidence, volatility of mortgage interest rates and inflation;
•	continued or increased downturn in the homebuilding industry;
•	estimates related to homes to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;
•	continued or increased disruption in the availability of mortgage financing;
•	our cost of and ability to access capital and otherwise meet our ongoing liquidity needs including the impact of any further downgrades of our credit ratings or reductions in our tangible net worth or liquidity levels;
•	potential inability to comply with covenants in our debt agreements, or satisfy such obligations through repayment or refinancing
•	increased competition or delays in reacting to changing consumer preference in home design;
•	shortages of or increased prices for labor, land or raw materials used in housing production;
•	factors affecting margins such as decreased land values underlying land option agreements, increased land development costs on communities under development or delays or difficulties in implementing initiatives to reduce production and overhead cost structure;
•	the performance of our joint ventures and our joint venture partners;
•	the impact of construction defect and home warranty claims including those related to possible installation of drywall imported from China;
•	the cost and availability of insurance and surety bonds;
•	delays in land development or home construction resulting from adverse weather conditions;
•	potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations, or governmental policies and possible penalties for failure to comply with such laws, regulations and governmental policies;
•	effects of changes in accounting policies, standards, guidelines or principles; or
•	terrorist acts, acts of war and other factors over which the Company has little or no control.
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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2009	2009
ASSETS
Cash and cash equivalents	$432,725	$507,339
Restricted cash	47,736	49,461
Accounts receivable (net of allowance of $5,091 and $7,545, respectively)	29,534	28,405
Income tax receivable	108,886	9,922
Inventory
Owned inventory	1,229,163	1,265,441
Consolidated inventory not owned	62,079	53,015

Total inventory	1,291,242	1,318,456
Investments in unconsolidated joint ventures	31,968	30,124
Deferred tax assets, net	7,645	7,520
Property, plant and equipment, net	23,933	25,939
Other assets	50,649	52,244

Total assets	$2,024,318	$2,029,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$44,595	$70,285
Other liabilities	196,894	227,315
Obligations related to consolidated inventory not owned	34,535	26,356
Senior Notes (net of discounts of $26,362 and $27,257, respectively)	1,363,797	1,362,902
Junior subordinated notes	103,093	103,093
Other secured notes payable	11,998	12,543
Model home financing obligations	22,077	30,361

Total liabilities	1,776,989	1,832,855

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 80,000,000 shares authorized, 43,206,610 and 43,150,472 issued and 39,819,273 and 39,793,316 outstanding, respectively)	43	43
Paid-in capital	570,928	568,019
Accumulated deficit	(139,539)	(187,538)
Treasury stock, at cost (3,387,337 and 3,357,156 shares, respectively)	(184,103)	(183,969)

Total stockholders’ equity	247,329	196,555

Total liabilities and stockholders’ equity	$2,024,318	$2,029,410

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	December 31,
	2009	2008
Total revenue	$218,784	$218,169
Home construction and land sales expenses	190,636	193,518
Inventory impairments and option contract abandonments	8,827	12,390

Gross profit	19,321	12,261

Selling, general and administrative expenses	45,809	53,940
Depreciation and amortization	3,424	3,638
Goodwill impairment	—	16,143

Operating loss	(29,912)	(61,460)
Equity in loss of unconsolidated joint ventures	(43)	(1,407)
Other expense, net	(19,531)	(18,185)

Loss from continuing operations before income taxes	(49,486)	(81,052)
Benefit from income taxes	(94,021)	(1,893)

Income (loss) from continuing operations	44,535	(79,159)
Income (loss) from discontinued operations, net of tax	3,464	(1,116)

Net income (loss)	$47,999	$(80,275)

Weighted average number of shares:
Basic	38,827	38,593
Diluted	41,939	38,593

Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$1.15	$(2.05)
Basic earnings (loss) per share from discontinued operations	$0.09	$(0.03)
Basic earnings (loss) per share	$1.24	$(2.08)

Diluted earnings (loss) per share from continuing operations	$1.09	$(2.05)
Diluted earnings (loss) per share from discontinued operations	$0.08	$(0.03)
Diluted earnings (loss) per share	$1.17	$(2.08)
See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$47,999	$(80,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,424	3,783
Stock-based compensation expense	2,733	3,015
Inventory impairments and option contract abandonments	8,877	12,709
Goodwill impairment	—	16,143
Deferred income tax (benefit) provision	(125)	144
Excess tax benefit from equity-based compensation	1,982	476
Equity in loss of unconsolidated joint ventures	2,774	1,413
Cash distributions of income from unconsolidated joint ventures	—	459
Provision for doubtful accounts	(2,454)	(2,099)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,325	17,276
(Increase) decrease in income tax receivable	(98,964)	348
Decrease in inventory	26,848	31,573
Decrease in other assets	1,918	7,688
Decrease in trade accounts payable	(25,690)	(36,187)
Decrease in other liabilities	(30,755)	(88,340)
Other changes	823	(34)

Net cash used in operating activities	(59,285)	(111,908)

Cash flows from investing activities:
Capital expenditures	(1,346)	(1,663)
Investments in unconsolidated joint ventures	(4,515)	(1,938)
Changes in restricted cash	1,725	(18,690)
Distributions from unconsolidated joint ventures	75	—

Net cash used in investing activities	(4,061)	(22,291)

Cash flows from financing activities:
Repayment of other secured notes payable	(545)	(192)
Repayment of model home financing obligations	(8,284)	(11,994)
Debt issuance costs	(323)	(604)
Common stock redeemed	(134)	(13)
Excess tax benefit from equity-based compensation	(1,982)	(476)

Net cash used in financing activities	(11,268)	(13,279)

Decrease in cash and cash equivalents	(74,614)	(147,478)
Cash and cash equivalents at beginning of period	507,339	584,334

Cash and cash equivalents at end of period	$432,725	$436,856

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (“Beazer Homes” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in the Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (the “2009 Annual Report”). Results from our mortgage origination business and our exit markets are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented (see Note 13 for further discussion of our Discontinued Operations). We evaluated events that occurred after the balance sheet date but before the financial statements were issued or are available to be issued for accounting treatment and disclosure in accordance with Accounting Standards Codification, Subsequent Events (ASC 855).
Inventory Valuation — Held for Development. Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets no less than quarterly for recoverability in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC 360). For those communities for which construction and development activities are expected to occur in the future or have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. The future enactment of a development plan or the occurrence of events and circumstances may indicate that the carrying amount of an asset may not be recoverable. Generally, upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct and close all the homes in a typical community. However, the impact of the recent downturn in our business has significantly lengthened the estimated life of many communities. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.
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
As a result, we evaluate, among other things, the following information for each community:
•	Actual “Net Contribution Margin” (defined as homebuilding revenues less homebuilding costs and direct selling expenses) for homes closed in the current fiscal quarter, fiscal year to date and prior two fiscal quarters. Homebuilding costs include land and land development costs (based upon an allocation of such costs, including costs to complete the development, or specific lot costs), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest and estimated warranty costs. Direct selling expenses included commission, closing costs, and amortization related to model home furnishings and improvements;
•	Projected Net Contribution Margin for homes in backlog;
•	Actual and trending new orders and cancellation rates;
•	Actual and trending base home sales prices and sales incentives for home sales that occurred in the prior two fiscal quarters that remain in backlog at the end of the fiscal quarter and expected future homes sales prices and sales incentives and absorption over the expected remaining life of the community;

•	A comparison of our community to our competition to include, among other things, an analysis of various product offerings including the size and style of the homes currently offered for sale, community amenity levels, availability of lots in our community and our competition’s, desirability and uniqueness of our community and other market factors; and
•	Other events that may indicate that the carrying value may not be recoverable.
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
For the three months ended December 31, 2009, we used discount rates of 17% to 20%, in our estimated discounted cash flow impairment calculations. During the three months ended December 31, 2009 and 2008, we recorded impairments of our inventory by our continuing operations of $7.8 million and $12.0 million, respectively for land under development and homes under construction.
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
Asset Valuation — Land Held for Sale. We record assets held for sale at the lower of the carrying value or fair value less costs to sell. The following criteria are used to determine if land is held for sale:
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
In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During the three months ended December 31, 2009 and 2008, we recorded inventory impairments on land held for sale by our continuing operations of approximately $1.1 million and $0.2 million, respectively.
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
Goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired. Historically we tested goodwill for impairment annually as of April 30 or more frequently if an event occurs or circumstances indicated that the asset might be impaired. During the quarter ended December 31, 2008 we impaired our remaining goodwill of $16.1 million and the Company had no goodwill remaining at December 31, 2009 or September 30, 2009.
Stock-Based Compensation. Compensation cost arising from nonvested stock awards granted to employees and from non-employee stock awards is recognized as an expense using the straight-line method over the vesting period. Unearned compensation is included in paid-in capital in accordance with SFAS 123R, Share Based Payments (ASC 718). As of December 31, 2009 and September 30, 2009, there was $8.3 million and $9.6 million, respectively, of total unrecognized compensation cost related to nonvested stock awards. The cost remaining at December 31, 2009 is expected to be recognized over a weighted average period of 2.6 years. For the three months ended December 31, 2009 and 2008, our total stock-based compensation expense, included in selling, general and administrative expenses (“SG&A”), was approximately $2.7 million ($1.9 net of tax) and $3.0 million ($2.1 million net of tax), respectively. Activity relating to nonvested stock awards for the three months ended December 31, 2009 is as follows:

	Three Months Ended
	December 31, 2009
		Weighted Average
		Grant Date Fair
	Shares	Value

Beginning of period	1,126,880	$27.66
Granted	—	—
Vested	(153,098)	40.39
Forfeited	(16,121)	4.81

End of period	957,661	$26.01

In addition, during the three months ended December 31, 2009 and 2008, employees surrendered 27,310 and 7,169 shares to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $134,000 and $13,000 for the three months ended December 31, 2009 and 2008, respectively.
The fair value of each option/stock-based stock appreciation right (“SSAR”) grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options or SSAR grants in the three months ended December 31, 2009. The following table summarizes stock options and SSARs outstanding as of December 31, 2009, as well as activity during the three months then ended:

	Three Months Ended
	December 31, 2009
		Weighted-
		Average
	Shares	Exercise Price
Outstanding at beginning of period	2,108,914	$33.07
Expired	(24,738)	32.78
Cancelled	(465,933)	33.04
Forfeited	(16,511)	23.23

Outstanding at end of period	1,601,732	$33.19

Exercisable at end of period	290,073	$52.00

Vested or expected to vest in the future	1,251,481	$29.72

During the quarter ended December 31, 2009, certain executive officers and directors elected to relinquish 465,933 vested and outstanding options that had exercise prices above $20 per share in order to provide additional shares for use in a public offering of common shares that was completed in January 2010 (see Note 14 for further discussion). At December 31, 2009, the weighted-average remaining contractual life for all options/SSARs outstanding, currently exercisable, and vested or expected to vest in the future was 4.70 years, 2.84 years and 4.83 years, respectively.
At December 31, 2009, the aggregate intrinsic value of SSARs/options outstanding, vested and expected to vest in the future and SSARs/options exercisable based on the Company’s stock price of $4.84 as of December 31, 2009 were $0.6 million, $0.5 million, and $0. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. There were no option/SSAR exercises during the three months ended December 31, 2009.
Other Liabilities. Other liabilities include the following:

	December 31,	September 30,
(in thousands)	2009	2009
Income tax liabilities	$51,300	$50,850
Accrued warranty expenses	28,360	30,100
Accrued interest	26,207	32,533
Accrued and deferred compensation	22,111	29,379
Customer deposits	4,910	5,507
Other	64,006	78,946

Total	$196,894	$227,315

Recently Adopted Accounting Pronouncements. In September 2006, the FASB issued SFAS 157, Fair Value Measurements (ASC 820). SFAS 157 (ASC 820) provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 (ASC 820) includes provisions that require expanded disclosure of the effect on earnings for items measured using unobservable data. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 (ASC 820), delaying the effective date of certain non-financial assets and liabilities to fiscal periods beginning after November 15, 2008. The company adopted SFAS 157 (ASC 820) on October 1, 2009 as discussed in Note 10.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (ASC 825). SFAS 159 (ASC 825) permits companies to measure certain financial instruments and other items at fair value. We have not elected the fair value option applicable under SFAS 159 (ASC 825).
In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (ASC 815). SFAS 141R (ASC 815) amends and clarifies the accounting guidance for the acquirer’s recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests of an acquiree in a business combination. SFAS 141R (ASC 815) is effective for any acquisitions completed by the Company after September 30, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51 (ASC 810). SFAS 160 (ASC 810) requires that a noncontrolling interest (formerly a minority interest) in a subsidiary be classified as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be included in the consolidated financial statements. The adoption of SFAS 160 (ASC 810) did not have a material impact on our consolidated financial condition and results of operations as of December 31, 2009.
In June 2008, the FASB issued FSP EITF Issue No 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (ASC 260). FSP 03-6-1 (ASC 260) clarifies that non-vested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS 128, Earnings per Share (ASC 260) and requires that prior period EPS and share data be restated retrospectively for comparability. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities. FSP 03-6-1 (ASC 260) was effective for the Company beginning October 1, 2009. The adoption of this guidance did not have a material impact on the Company’s diluted earnings per share for the quarters ended December 31, 2009 and 2008.
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (ASC 470). FSP APB 14-1 (ASC 470) applies to convertible debt instruments that have a “net settlement feature” permitting settlement partially or fully in cash upon conversion. FSP APB 14-1 (ASC 470) was effective for the Company beginning October 1, 2009. Due to the fact that the Company’s convertible securities cannot be settled in cash upon conversion, the adoption of FSP APB 14-1 (ASC 470) did not have a material impact on our consolidated financial condition and results of operations.
Recent Accounting Pronouncements Not Yet Adopted.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810), which revises the approach to determining the primary beneficiary of a variable interest entity (“VIE”) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS 167 (ASC 810) also requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. SFAS 167 (ASC 810) is effective for the Company’s fiscal year beginning October 1, 2010. The Company is currently reviewing the impact of adopting SFAS 167 (ASC 810) on our consolidated financial statements.
(2) Supplemental Cash Flow Information
During the three months ended December 31, 2009 and 2008, we paid interest of $37.2 million and $48.0 million, respectively. In addition, we paid income taxes of $55,000 and $217,000 for the three months ended December 31, 2009 and 2008, respectively. During the three months ended December 31, 2009 and 2008, we received tax refunds totaling $656,000 and $0, respectively. We also had the following non-cash activity (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Supplemental disclosure of non-cash activity:
Increase (decrease) in consolidated inventory not owned	$8,179	$(22,475)
Land acquired through issuance of notes payable	—	981
Issuance of stock under deferred bonus stock plans	2,158	1,040
(3) Investments in Unconsolidated Joint Ventures
As of December 31, 2009, we participated in land development joint ventures in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated joint ventures, the total equity and outstanding borrowings of these joint ventures, and our estimated maximum exposure related to our guarantees of these borrowings, as of December 31, 2009 and September 30, 2009:

(in thousands)	December 31, 2009	September 30, 2009
Beazer’s investment in joint ventures	$31,968	$30,124
Total equity of joint ventures	311,356	328,875
Total outstanding borrowings of joint ventures	415,692	422,682
Beazer’s estimate of its maximum exposure to our loan-to-value maintenance guarantees	—	3,850
Beazer’s estimate of its maximum exposure to our repayment guarantees	15,789	15,789
The increase in our investment in unconsolidated joint ventures from September 30, 2009 to December 31, 2009 relates primarily to additional investments of $4.5 million offset by impairments totaling $2.7 million, substantially all of which related to our abandonment of an investment in a joint venture in one of our exit markets.
For the three months ended December 31, 2009 and 2008, the impairments of our investments in certain of our unconsolidated joint ventures, totaling $2.7 million and $1.3 million, respectively, were recorded in accordance with APB 18, Equity Method of Accounting for Investments in Common Stock (ASC 323), of which $2.7 million for the three months ended December 31, 2009 is included in loss from discontinued operations, net of taxes, in the accompanying unaudited condensed consolidated statements of operations. Equity in loss of unconsolidated joint ventures related to our continuing operations totaled $0.04 million and $1.4 million for the three months December 31, 2009 and 2008, respectively.
The aggregate debt of the unconsolidated joint ventures was $415.7 million and $422.7 million at December 31, 2009 and September 30, 2009, respectively. At December 31, 2009, total borrowings outstanding include $327.9 million related to one joint venture in which we are a 2.58% partner. The $7.0 million reduction in total outstanding joint venture debt during the first quarter of Fiscal 2010 resulted primarily from debt payments of $9.3 million in accordance with loan agreements and/or negotiated settlements offset by loan draws of $2.3 million to fund the development activities of certain joint ventures. In December 2009, together with our joint venture partner, we reached agreement with a lender to the joint venture to pay down the joint venture’s outstanding debt by $7.4 million. In connection with this loan repayment, which was funded by capital contributions from both joint venture partners, the lender released the obligations under the related loan-to-value maintenance guarantee.
Three of our joint ventures are in default (or have received default notices) under their respective debt obligations. During fiscal 2008, the lender to the joint venture, in which we have a 2.58% investment, notified the joint venture partners that it believes the joint venture is in default of certain joint venture loan agreements as a result of certain of the Company’s joint venture partners not complying with all aspects of the joint ventures’ loan agreements. The joint venture partners are currently in discussions with the lender. In December 2008, the lender filed individual lawsuits against some of the joint venture partners and certain of those partners’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. The Company’s share of the outstanding debt is approximately $14.5 million at December 31, 2009. Under the terms of the agreement, our repayment guarantee is estimated at $15.1 million, which is triggered in the event of bankruptcy of the joint venture. Our equity interest at December 31, 2009 was $8.6 million in this joint venture. Given the inherent uncertainties in this litigation, as of December 31, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
In addition, certain of our joint venture partners have curtailed their funding of their allocable joint venture obligations. Given the inherent uncertainties in these negotiations, as of December 31, 2009, no accrual has been recorded, as obligations to Beazer, if any, related to these matters were not both probable and reasonably estimable.
Our joint ventures typically obtain secured acquisition, development and construction financing. Generally Beazer and our joint venture partners provide varying levels of guarantees of debt and other obligations for our unconsolidated joint ventures. At December 31, 2009, these guarantees included, for certain joint ventures, construction completion guarantees, loan-to-value maintenance agreements, repayment guarantees and environmental indemnities.
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
Our estimate of the Company’s portion of LTV guarantees of the unconsolidated joint ventures was $3.9 million at September 30, 2009. In December 2009, the Company and its joint venture partner reached an agreement with the lender of a joint venture to release the LTV guarantee and extend the related loan maturity up to two years in exchange for a loan repayment of $7.4 million. The Company and its joint venture partner each invested an additional $3.9 million in the joint venture during the quarter ended December 31, 2009. The joint venture used these investments to repay $7.4 million of its outstanding debt.
Repayment Guarantees
We and our joint venture partners have repayment guarantees related to certain joint ventures’ borrowings. These repayment guarantees require the repayment of all or a portion of the debt of the unconsolidated joint venture only in the event the joint venture defaults on its obligations under the borrowing or in some cases only in the event the joint venture files for bankruptcy. Our estimate of Beazer’s maximum exposure to our repayment guarantees related to the outstanding debt of its unconsolidated joint ventures was $15.8 million at December 31, 2009 and September 30, 2009.
Environmental Indemnities
Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. For the three months ended December 31, 2009 and 2008, we were not required to make any payments related to environmental indemnities. No accrual has been recorded, as losses, if any, related to environmental indemnities are not both probable and reasonably estimable

(4) Inventory

	December 31,	September 30,
(in thousands)	2009	2009
Homes under construction	$217,719	$219,724
Development projects in progress	472,576	487,457
Land held for future development	410,559	417,834
Land held for sale	37,856	42,470
Capitalized interest	38,970	38,338
Model homes	51,483	59,618

Total owned inventory	$1,229,163	$1,265,441

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 291 ($45.8 million) and 270 ($46.3 million) completed homes that were not subject to a sales contract at December 31, 2009 and September 30, 2009, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes are expensed as incurred. During fiscal 2009 and 2008, the Company decided to reallocate capital employed through strategic sales of select properties and through the exiting of certain markets no longer viewed as strategic and has recorded such land as held for sale. Land held for sale as of December 31, 2009 and September 30, 2009 principally included land held for sale in the markets we decided to exit including Colorado and Charlotte, North Carolina.
Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	December 31, 2009				September 30, 2009
	Projects in	Held for Future	Land Held	Total Owned	Projects in	Held for Future	Land Held	Total Owned
	Progress	Development	for Sale	Inventory	Progress	Development	for Sale	Inventory

West Segment	$279,680	$339,392	$5,813	$624,885	$282,753	$345,050	$8,171	$635,974
East Segment	326,608	47,480	1,375	375,463	340,859	49,097	2,927	392,883
Southeast Segment	113,890	23,687	423	138,000	121,621	23,687	423	145,731
Unallocated	56,796	—	—	56,796	56,992	—	—	56,992
Discontinued Operations	3,774	—	30,245	34,019	2,912	—	30,949	33,861

Total	$780,748	$410,559	$37,856	$1,229,163	$805,137	$417,834	$42,470	$1,265,441

Unallocated inventory above primarily includes capitalized interest and indirect construction costs that are not allocated to the segments.

The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded (in thousands):

	Quarter Ended December 31,
	2009	2008
Development projects and homes in process (Held for Development)
West	$2,547	$7,833
East	917	2,903
Southeast	3,419	97
Unallocated	880	1,110

Subtotal	$7,763	$11,943

Land Held for Sale
West	$1,061	$161
East	—	—
Southeast	—	15

Subtotal	$1,061	$176

Lot Option Abandonments
West	$—	$12
East	1	210
Southeast	2	49

Subtotal	$3	$271

Continuing Operations	$8,827	$12,390

Discontinued Operations
Held for Development	$—	$44
Land Held for Sale	50	81
Lot Option Abandonments	—	194

Subtotal	$50	$319

Total	$8,877	$12,709

The inventory held for development that was impaired during the three months ended December 31, 2009 represented 392 lots in 8 communities with an estimated fair value of $15.5 million compared to 339 lots in 6 communities with an estimated fair value of $23.3 million for the three months ended December 31, 2008. During the current period, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates led to additional impairments in certain communities during the current quarter. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material. The impairments recorded on our held for development inventory for the three months ended December 31, 2009 and 2008, primarily resulted from the competitive market conditions in those specific submarkets for the product and locations of these communities.
During the three months ended December 31, 2009, as a result of challenging market conditions and review of recent comparable transactions, certain of the Company’s land held for sale was further written down to net realizable value, less estimated costs to sell.
We also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Under option contracts our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $40.4 million at December 31, 2009. This amount includes non-refundable letters of credit of approximately $4.4 million. The total remaining purchase price, net of cash deposits, committed under all options was $268.2 million as of December 31, 2009.

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
Certain of our option contracts are with sellers who are deemed to be VIEs under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (ASC 470). FIN 46R (ASC 470) defines a VIE as an entity with insufficient equity investment to finance its planned activities without additional financial support or an entity in which the equity investors lack certain characteristics of a controlling financial interest. An enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE is deemed to be the primary beneficiary of the VIE and must consolidate the VIE.
We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our unaudited condensed consolidated balance sheets at December 31, 2009 and September 30, 2009 reflect consolidated inventory not owned of $62.1 million and $53.0 million, respectively. We consolidated $52.5 million and $42.8 million of lot option agreements as consolidated inventory not owned pursuant to FIN 46R (ASC 470) as of December 31, 2009 and September 30, 2009, respectively. In addition, as of December 31, 2009 and September 30, 2009, we recorded $9.5 million and $10.2 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $34.5 million at December 31, 2009 and $26.4 million at September 30, 2009. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.
(5) Interest
Our ability to capitalize all interest incurred during the three months ended December 31, 2009 and 2008 has been limited by the reduction in our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Capitalized interest in inventory, beginning of period	$38,338	$45,977
Interest incurred	33,180	33,921
Capitalized interest impaired	(632)	(537)
Interest expense not qualified for capitalization and included as other expense	(20,532)	(21,237)
Capitalized interest amortized to house construction and land sales expenses	(11,384)	(12,693)

Capitalized interest in inventory, end of period	$38,970	$45,431

(6) Earnings Per Share and Share Repurchases
Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2009	2008
Income (loss) from continuing operations	$44,535	$(79,159)
Income (loss) from discontinued operations, net of tax	3,464	(1,116)

Net income (loss)	$47,999	$(80,275)

Weighted average number of shares outstanding — basic	38,827	38,593
Basic earnings (loss) per share from continuing operations	$1.15	$(2.05)
Basic earnings (loss) per share from discontinued operations	$0.09	$(0.03)
Basic earnings (loss) per share	$1.24	$(2.08)

Diluted:
Interest on convertible debt -net of taxes	$1,174	$—

Income (loss) from continuing operations for diluted EPS	$45,709	$(79,159)
Income (loss) from discontinued operations, net of tax for diluted EPS	3,464	(1,116)

Income (loss) for diluted EPS	$49,173	$(80,275)

Weighted average number of shares outstanding — basic	38,827	38,593
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	3,112	—
Options to aquire common stock	—	—
Contingent shares (performance based stock)	—	—
Nonvested restricted stock	—	—

Weighted average number of shares outstanding — diluted	41,939	38,593

Diluted earnings (loss) per share from continuing operations	$1.09	$(2.05)
Diluted earnings (loss) per share from discontinued operations	$0.08	$(0.03)
Diluted earnings (loss) per share	$1.17	$(2.08)
In computing diluted earnings per share for the three months ended December 31, 2009 options/SSARs to purchase 2.1 million shares of common stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. In computing diluted loss per share for the three ended December 31, 2008, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect.
On November 18, 2005, our Board of Directors authorized a stock repurchase plan of up to ten million shares of our common stock. During the fiscal quarters ended December 31, 2009 and 2008 we did not repurchase any shares. At December 31, 2009, there are approximately 5.4 million additional shares available for purchase pursuant to the plan; however, we have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and as allowed by our debt covenants and is unlikely in the foreseeable future.

(7) Borrowings
At December 31, 2009 and September 30, 2009 we had the following long-term debt (in thousands):

		December 31,	September 30,
	Maturity Date	2009	2009
Secured Revolving Credit Facility	July 2011	$—	$—
8 5/8% Senior Notes*	May 2011	127,254	127,254
8 3/8% Senior Notes*	April 2012	303,599	303,599
6 1/2% Senior Notes*	November 2013	164,473	164,473
6 7/8% Senior Notes*	July 2015	209,454	209,454
8 1/8% Senior Notes*	June 2016	180,879	180,879
12% Senior Secured Notes*	September 2017	250,000	250,000
4 5/8% Convertible Senior Notes*	June 2024	154,500	154,500
Junior subordinated notes	July 2036	103,093	103,093
Other secured notes payable	Various Dates	11,998	12,543
Model home financing obligations	Various Dates	22,077	30,361
Unamortized debt discounts		(26,362)	(27,257)

Total		$1,500,965	$1,508,899

*	Collectively, the “Senior Notes”
Secured Revolving Credit Facility —On August 5, 2009, we entered into an amendment to our Secured Revolving Credit Facility that reduced the size of the facility to $22 million. The Secured Revolving Credit Facility is provided by one lender. The Secured Revolving Credit Facility will continue to provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of December 31, 2009, we have elected to cash collateralize all letters of credit; however we have pledged approximately $1.0 billion of inventory assets to our revolving credit facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of December 31, 2009 or September 30, 2009.
We entered into three stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit that had been under our prior revolving credit facility of which one agreement provides for the issuance of new letters of credit. In November 2009 we closed an additional stand-alone, cash-secured letter of credit facility with a major bank to add additional letter of credit capacity. The letter of credit arrangements combined with our revolving credit facility provide a total letter of credit capacity of $106 million. As of December 31, 2009, we have secured letters of credit using cash collateral in restricted accounts totaling $47.2 million. The Company may enter into additional arrangements to provide additional letter of credit capacity.
Senior Notes — The majority of our Senior Notes are unsecured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Secured Revolving Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At December 31, 2009, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, each indenture (other than the indenture governing the convertible Senior Notes) requires us to offer to purchase 10% of each series of Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets as defined) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $137.5 million of notes, based on the original amounts of the applicable notes; however, this amount may be reduced by certain Senior Note repurchases (potentially at less than par) made after the triggering date.

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
After October 15, 2012, we may redeem some or all of the Senior Secured Notes at redemption prices set forth in the indenture. The Senior Secured Notes are secured on a second priority basis by, subject to exceptions specified in the related agreements, substantially all of the tangible and intangible assets of the Company as defined. On January 21, 2010, we offered to exchange all of the Senior Secured Notes for an equal amount of 12% Senior Secured Notes due 2017 (the 12% Senior Secured Notes”) which will be registered under the Securities Act of 1933.
As of December 31, 2009, we were in compliance with all covenants under our Senior Notes.
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
On January 15, 2010, we completed an exchange of $75 million of our trust preferred securities issued by Beazer Capital Trust I for a new issue of $75 million of junior subordinated notes due July 30, 2036 issued by the Company (the “New Junior Notes”). The exchanged trust preferred securities and the related junior subordinated notes issued in 2006 have been cancelled effective January 15, 2010. The material terms of the New Junior Notes will be identical to the terms of the original trust securities except that when the New Junior Notes change from a fixed rate to a variable rate in August 2016, the variable rate will be subject to a floor of 4.25% and a cap of 9.25%. In addition, the Company will now have the option to redeem the New Junior Notes beginning on June 1, 2012 at 75% of par value and beginning on June 1, 2022, the redemption price of 75% of par value will increase by 1.785% per year.
The aforementioned exchange will be accounted for as an extinguishment of debt and, as such, the New Junior Notes will be recorded at their estimated fair value. Over the remaining life of the New Junior Notes, we will increase their carrying value until this carrying value equals the face value of the notes. Preliminary estimates indicate that this transaction will result in a gain on extinguishment within the range of $54 million to $61 million.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of December 31, 2009 and September 30, 2009, we had outstanding notes payable of $12.0 million and $12.5 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2011 and had fixed rates ranging from 8.0% to 9.0% at December 31, 2009. These notes are secured by the real estate to which they relate.

The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
Model Home Financing Obligations — Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $22.1 million and $30.4 million of debt as of December 31, 2009 and September 30, 2009, respectively, related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases (ASC 840). These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 4.7% as of December 31, 2009, and expire at various times through 2015. The model homes financed in these transactions are recorded as inventory until such homes are sold to the ultimate homebuyer and the related financing obligation is repaid. At such time, we recognize revenue and related costs, and the inventory associated with the model homes and the model home financing obligations are reduced. The sale transaction above is reflected as cash provided by operating activities and the reduction in the model home financing obligation is presented as cash used in financing activities in the accompanying unaudited condensed consolidated statements of cash flows.
(8) Income Taxes
During fiscal 2008, the Company established a valuation allowance for substantially all its deferred tax assets. The Company still believes that a valuation allowance is needed for substantially all of its deferred tax assets. However, during the period ending December 31, 2009, The Worker, Homeownership and Business Assistance Act of 2009 was enacted allowing us to carry back a portion of our fiscal 2009 federal tax losses. On December 17, 2009, we filed an application for a federal income tax refund of approximately $101 million. This carryback allowed us to claim a refund of taxes paid in prior years and to monetize a deferred tax asset that had previously had a valuation allowance recorded. We expect to receive the refund proceeds in cash during the quarter ending March 31, 2010.
As part of its tax refund filing, the Company elected to defer the gain recognition from the cancellation of indebtedness associated with the Company’s previously reported buy back of certain Senior Notes during fiscal 2009. This deferral was permitted under The American Recovery and Reinvestment Act of 2009 and represents $51 million of incremental tax benefit to the Company arising from $148 million of gains previously realized. The deferral of the associated gains generated a deferred tax liability of $51 million, which has been netted against our deferred tax assets. The Company will recognize these gains in five equal annual installments beginning in fiscal 2014.
We have not changed our assessment regarding the recoverability of the remaining deferred tax assets and consequently, during the three months ended December 31, 2009, we determined an additional valuation allowance of $18.6 million was warranted to reduce the value of the accumulating current year net operating loss. In addition, due to the change in tax legislation, which allowed us to carry back a portion of our fiscal 2009 tax losses, we recorded a reversal of our valuation allowance of $99 million during the quarter. As of December 31, 2009, our deferred tax valuation allowance was $372.6 million. In future periods, the allowance could be reduced based on sufficient evidence indicating that is a more likely than not that a portion or all of the Company’s deferred tax assets will be realized.
Our tax benefit from continuing operations of $94 million for the three months ended December 31, 2009, primarily resulted from the enacted tax legislation that allowed us to carry back a portion of our fiscal 2009 federal tax losses and claim a refund on prior year taxes paid. The principal difference between our effective rate and the U.S. federal statutory rate for the three months ended December 31, 2009 relates to the carryback of federal tax losses and our valuation allowance.
During the first quarter of fiscal 2010, there have been no material changes to the components of the Company’s total unrecognized tax benefits, including any amount which, if recognized, would affect the Company’s effective tax rate.
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
As of December 31, 2009, we have accrued $2.4 million in our warranty reserves for the repair of approximately 40 homes in southwest Florida where certain of our subcontractors installed defective Chinese drywall in homes that were delivered during our 2006 and 2007 fiscal years. We are inspecting additional homes in order to determine whether they also contain the defective Chinese drywall. The outcome of these inspections may require us to increase our warranty reserve in the future. However, the amount of additional liability, if any, is not reasonably estimable. In addition, the Company has been named as defendants in a number of legal actions related to Chinese drywall (see Other Matters below).
As a result of our analyses, we adjust our estimated warranty liabilities. While we believe that our warranty reserves are adequate as of December 31, 2009, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Balance at beginning of period	$30,100	$40,822
Provisions	1,383	248
Payments	(3,123)	(4,182)

Balance at end of period	$28,360	$36,888

Litigation
Securities Litigation. Beazer Homes and certain of its current and former officers were named as defendants in a securities lawsuit filed on September 18, 2009 in the United States District Court for the Northern District of Georgia. The complaint was filed by a group of plaintiffs who opted out of the settlement of the putative class action securities litigation filed in the United States District Court for the Northern District of Georgia that was dismissed on September 15, 2009, the details of which were previously disclosed by the Company. The complaint alleges that the defendants violated Sections 10(b), 18, and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing materially false and misleading statements regarding our business and prospects due to allegedly improper lending practices in our mortgage origination business. The plaintiffs seek an unspecified amount of compensatory damages. The parties have settled the lawsuit. A portion of the settlement amount will be provided by certain insurers and the Company is in negotiations with certain of its other insurers to provide additional amounts towards the settlement; however, the Company has determined that it is probable that a liability exists related to this matter and has accordingly recorded an accrual consistent with our accrual policy for such matters. The amount of such accrual is not material to the Company’s financial position or results of operations and is included in the total litigation accrual discussed below.
Derivative Shareholder Actions. Certain of Beazer Homes’ current and former officers and directors were named as defendants in two derivative shareholder suits filed on April 16, 2007 and August 29, 2007 in the United States District Court for the Northern District of Georgia, which were subsequently consolidated. Beazer Homes is named as a nominal defendant. The amended consolidated complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched, and seeks an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. The parties reached an agreement to settle the lawsuit. Under the terms of the settlement, the action will be dismissed with prejudice, and the Company and all other defendants will not admit any liability. Pursuant to the terms of the settlement, the Company has acknowledged that the pendency of the derivative action was a factor in the Company’s adoption of various corporate governance reforms and remedial measures, all of which have previously been disclosed, and agreed that plaintiffs’ counsel would receive attorney’s fees not to exceed $950,000, which will be funded by insurance proceeds. The settlement remains subject to final court approval. Based on the terms of the settlement, as of December 31, 2009, no accrual has been recorded related to this action.
ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (ERISA), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently making similar allegations and the court consolidated these five lawsuits. The consolidated amended complaint names as defendants Beazer Homes, our chief executive officer, certain current and former directors of the Company, including the members of the Compensation Committee of the Board of Directors, and certain employees of the Company who acted as members of the Company’s 401(k) Committee. On October 10, 2008, the Company and the other defendants filed a motion to dismiss the consolidated amended complaint. Briefing of the motion was completed in January 2009. The Company intends to vigorously defend against these actions. Given the inherent uncertainties in this litigation, as of December 31, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (RESPA) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants moved to dismiss the Complaint on June 4, 2008. On July 25, 2008, in lieu of a response to the motion to dismiss, plaintiff filed an amended complaint which the Company moved to dismiss. The magistrate judge recommended that the district court grant the defendants’ motion to dismiss the RESPA claim but deny the motion to dismiss the § 75-1.1 claim. While the plaintiffs did not object to the magistrate judge’s recommendation with respect to the RESPA claim, the defendants filed an objection to the magistrate judge’s recommendation with respect to the § 75-1.1 claim, which objection is now before the district court. The Company intends to vigorously defend against this action. Given the inherent uncertainties in this litigation, as of December 31, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
Beazer Homes Corp. and Beazer Mortgage Corporation are also named defendants in a lawsuit filed on July 3, 2007, in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The complaint was filed on behalf of individual homeowners who purchased homes from Beazer in Mecklenburg County. The complaint alleges certain deceptive conduct by the defendants and brings various claims under North Carolina statutory and common law, including a claim for punitive damages. The case has been assigned to the docket of the North Carolina Business Court. The plaintiffs have filed four amended complaints, and the Company has filed a motion to dismiss each of the complaints filed by the plaintiffs. With the exception of all claims of one plaintiff and one claim as to all plaintiffs, which claims have now been dismissed, the court denied the defendants’ motion to dismiss. The Company intends to vigorously defend against this action. Given the inherent uncertainties in this litigation, as of December 31, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
Beazer Homes and several subsidiaries were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999, to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’

fees and costs. Defendants removed the action to federal court and plaintiffs filed a Second Amended Complaint which substituted new named-plaintiffs. The Company filed a motion to dismiss the Second Amended Complaint, which the federal court granted in part. The federal court dismissed the sole federal claim, declined to rule on the state law claims, and remanded the case to the Superior Court of Placer County. The Company filed a supplemental motion to dismiss/demurrer regarding the remaining state law claims in the Second Amended Complaint and the state court sustained defendants’ demurrer but granted the plaintiffs leave to amend their claims. Plaintiffs thereafter filed a Third Amended Complaint which defendants removed to federal court based on the presence of a federal question and pursuant to the Class Action Fairness Act and thereafter moved to dismiss or, in the alternative, for summary judgment. Plaintiffs have filed a motion to remand the case to the Superior Court of Placer County. The motion to dismiss is fully briefed and is awaiting decision by the Court. The Company intends to continue to vigorously defend against the action. Given the inherent uncertainties in this litigation, as of December 31, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
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
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of the deferred prosecution agreement (DPA), the Company’s liability for fiscal 2010 will be equal to the greater of $1 million or 4% of the Company’s adjusted EBITDA (as defined in the DPA) and in each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as described in Note 9) will also be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million of which $14 million was paid during fiscal 2009. As of December 31, 2009, we have accrued $2.0 million for fiscal 2010 obligations under the DPA and HUD agreements. While we believe that our accrual for this liability is adequate as of December 31, 2009, positive adjusted EBITDA results in future years will require us to increase our accrual and incur additional expense in the future.
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our communities completed or under construction. The EPA has since requested information on additional communities and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of December 31, 2009, no monetary penalties had been imposed in connection with such Administrative Orders. Consistent with its approach with other homebuilders, the EPA has contacted the Company about a possible resolution of these issues. Settlement negotiations are proceeding. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.
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

On June 3, 2009, a purported class action complaint was filed by the owners of one of our homes in our Magnolia Lakes’ community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was filed in the Circuit Court for Lee County, Florida on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney’s fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. The Company believes that the claims asserted in this complaint are governed by its home warranty or are without merit. Accordingly, the Company intends to vigorously defend against this litigation. Given the inherent uncertainties in this litigation, as of December 31, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
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
We have accrued $19.0 million and $19.7 million in other liabilities related to these matters as of December 31 and September 30, 2009, respectively.
The lender of one of our unconsolidated joint ventures has filed individual lawsuits against some of the joint venture partners and certain of those partners’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. We are a 2.58% partner in this joint venture (see Note 3 for additional information). In addition, one member of the joint venture has filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members have failed to perform under the applicable membership agreements. In both matters, an estimate of possible loss or range of loss if any, cannot presently be made with respect to the above matter. Given the inherent uncertainties and complexities in this litigation, as of December 31, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
We had outstanding letters of credit and performance bonds of approximately $39.2 million and $207.7 million, respectively, at December 31, 2009 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $4.9 million relating to our land option contracts discussed in Note 4.
(10) Fair Value Measurements
In September 2006, the FASB issued SFAS 157, Fair Value Measurements (ASC 820). SFAS 157 (ASC 820) provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 (ASC 820) includes provisions that require expanded disclosure of the effect on earnings for items measured using unobservable data.
Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. SFAS 157 (ASC 820) establishes a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability. The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the three months ended December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Development projects in progress	$—	$—	$15,500	$15,500
Land held for sale	—	—	2,039	2,039
Investments in unconsolidated joint ventures	—	—	4,060	4,060

As previously disclosed, we review our long-lived assets, including inventory for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. During the three months ended December 31, 2009, we recorded total inventory impairments of $7.8 million and $1.1 million for development projects in progress and land held for sale, respectively. See Notes 1, 3 and 4 for additional information related to the fair value accounting for the assets listed above.
The fair values of our investments in unconsolidated joint ventures are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. During the three months ended December 31, 2009, we recorded the writedown of our investment in certain of our unconsolidated joint ventures of $2.7 million, substantially all of which is included in loss from discontinued operations, net of tax in the accompanying unaudited condensed consolidated statement of operations.
Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter.
The fair value of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities and other secured notes payable approximate their carrying amounts due to the short maturity of these assets and liabilities. Obligations related to consolidated inventory not owned are recorded at estimated fair value. The fair value of our model home financing obligations approximate their carrying amounts due to the variable interest rates associated with those obligations. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

	As of December 31, 2009		As of September 30, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior Notes	$1,363,797	$1,257,305	$1,362,902	$1,200,612
Junior subordinated notes	103,093	52,069	103,093	52,377

	$1,466,890	$1,309,374	$1,465,995	$1,252,989

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
(11) Segment Information
As defined in SFAS 131, Disclosures About Segments of an Enterprise and Related Information (ASC 280), we have three homebuilding segments operating in 17 states and one financial services segment. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues in our financial services segment are derived primarily from title services provided predominantly to customers of our homebuilding operations. Our reportable segments, described below, have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. The reportable homebuilding segments include operations conducting business in the following states:
West: Arizona, California, Nevada, New Mexico and Texas
East: Delaware, Indiana, Maryland, New Jersey, New York, North Carolina (Raleigh), Pennsylvania, Tennessee (Nashville) and Virginia
Southeast: Florida, Georgia and South Carolina
We have ceased all of our homebuilding operating activities in the markets previously included in our Other Homebuilding segment. As a result, the financial information related to these markets are reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements and are further discussed in Note 13.
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

	Three Months Ended
	December 31,
	2009	2008
Revenue
West	$87,880	$103,417
East	97,732	73,191
Southeast	32,792	41,073
Financial Services	380	488

Total	$218,784	$218,169

	Three Months Ended
	December 31,
	2009	2008
Operating income (loss)
West	$2,951	$(6,246)
East	5,291	(3,424)
Southeast	(451)	(1,945)
Financial Services	190	(12)

Segment total	7,981	(11,627)

Corporate and unallocated (a)	(37,893)	(49,833)

Total operating loss	(29,912)	(61,460)

Equity in loss of unconsolidated joint ventures	(43)	(1,407)
Other expense, net	(19,531)	(18,185)

Loss from continuing operations before income taxes	$(49,486)	$(81,052)

	Three Months Ended
	December 31,
	2009	2008
Depreciation and amortization
West	$1,262	$1,515
East	1,065	763
Southeast	490	316
Financial Services	1	8

Segment total	2,818	2,602

Corporate and unallocated (a)	606	1,036

Consolidated total	$3,424	$3,638

	December 31,	September 30,
	2009	2009
Assets
West	$651,783	$664,857
East	402,740	428,673
Southeast	177,789	182,155
Financial Services	35,112	35,720
Corporate and unallocated (b)	721,444	680,047
Discontinued operations	35,450	37,958

Consolidated total	$2,024,318	$2,029,410

(a)	Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. For the three months ended December 31, 2008, corporate and unallocated includes $16.1 million of goodwill impairments.

(b)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other corporate items that are not allocated to the segments.
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

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
December 31, 2009
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

ASSETS
Cash and cash equivalents	$436,479	$351	$567	$(4,672)	$432,725
Restricted cash	47,185	551	—	—	47,736
Accounts receivable (net of allowance of $5,091)	—	29,506	28	—	29,534
Income tax receivable	108,886	—	—	—	108,886
Owned inventory	—	1,229,163	—	—	1,229,163
Consolidated inventory not owned	—	62,079	—	—	62,079
Investments in unconsolidated joint ventures	3,093	28,875	—	—	31,968
Deferred tax assets, net	7,645	—	—	—	7,645
Property, plant and equipment, net	—	23,933	—	—	23,933
Investments in subsidiaries	28,856	—	—	(28,856)	—
Intercompany	1,154,497	(1,162,974)	3,805	4,672	—
Other assets	25,619	19,752	5,278	—	50,649

Total assets	$1,812,260	$231,236	$9,678	$(28,856)	$2,024,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$44,595	$—	$—	$44,595
Other liabilities	75,507	116,108	5,279	—	196,894
Intercompany	457	—	(457)	—	—
Obligations related to consolidated inventory not owned	—	34,535	—	—	34,535
Senior Notes (net of discounts of $26,362)	1,363,797	—	—	—	1,363,797
Junior subordinated notes	103,093	—	—	—	103,093
Other secured notes payable	—	11,998	—	—	11,998
Model home financing obligations	22,077	—	—	—	22,077

Total liabilities	1,564,931	207,236	4,822	—	1,776,989

Stockholders’ equity	247,329	24,000	4,856	(28,856)	247,329

Total liabilities and stockholders’ equity	$1,812,260	$231,236	$9,678	$(28,856)	$2,024,318

Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
September 30, 2009
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
|	| | | |
ASSETS
Cash and cash equivalents	$495,692	$11,482	$2,915	$(2,750)	$507,339
Restricted cash	48,326	1,135	—	—	49,461
Accounts receivable (net of allowance of $7,545)	—	28,377	28	—	28,405
Income tax receivable	9,922	—	—	—	9,922
Owned inventory	—	1,265,441	—	—	1,265,441
Consolidated inventory not owned	—	53,015	—	—	53,015
Investments in unconsolidated joint ventures	3,093	27,031	—	—	30,124
Deferred tax assets	7,520	—	—	—	7,520
Property, plant and equipment, net	—	25,939	—	—	25,939
Investments in subsidiaries	210,730	—	—	(210,730)	—
Intercompany	977,956	(984,511)	3,805	2,750	—
Other assets	26,750	22,419	3,075	—	52,244

Total assets	$1,779,989	$450,328	$9,823	$(210,730)	$2,029,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$70,285	$—	$—	$70,285
Other liabilities	86,717	134,655	5,943	—	227,315
Intercompany	361	—	(361)	—	—
Obligations related to consolidated inventory not owned	—	26,356	—	—	26,356
Senior Notes (net of discounts of $27,257)	1,362,902	—	—	—	1,362,902
Junior subordinated notes	103,093	—	—	—	103,093
Other secured notes payable	—	12,543	—	—	12,543
Model home financing obligations	30,361	—	—	—	30,361

Total liabilities	1,583,434	243,839	5,582	—	1,832,855

Stockholders’ equity	196,555	206,489	4,241	(210,730)	196,555

Total liabilities and stockholders’ equity	$1,779,989	$450,328	$9,823	$(210,730)	$2,029,410

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Three Months Ended December 31, 2009
Total revenue	$—	$217,828	$956	$—	$218,784

Home construction and land sales expenses	11,384	179,252	—	—	190,636
Inventory impairments and option contract abandonments	632	8,195	—	—	8,827

Gross (loss) profit	(12,016)	30,381	956	—	19,321

Selling, general and administrative expenses	—	45,778	31	—	45,809
Depreciation and amortization		3,424	—		3,424

Operating (loss) income	(12,016)	(18,821)	925	—	(29,912)
Equity in loss of unconsolidated joint ventures	—	(43)	—	—	(43)
Other (expense) income, net	(20,532)	979	22	—	(19,531)

(Loss) income before income taxes	(32,548)	(17,885)	947	—	(49,486)
(Benefit from) provision for income taxes	(12,287)	(82,065)	331	—	(94,021)
Equity in income of subsidiaries	64,796	—	—	(64,796)	—

Income from continuing operations	44,535	64,180	616	(64,796)	44,535
Income from discontinued operations	—	3,464	—	—	3,464
Equity in income of subsidiaries	3,464	—	—	(3,464)	—

Net income	$47,999	$67,644	$616	$(68,260)	$47,999

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Three Months Ended December 31, 2008
Total revenue	$—	$217,939	$230	$—	$218,169

Home construction and land sales expenses	12,693	180,825	—	—	193,518
Inventory impairments and option contract abandonments	537	11,853	—	—	12,390

Gross (loss) profit	(13,230)	25,261	230	—	12,261
Selling, general and administrative expenses	—	53,880	60	—	53,940
Depreciation and amortization		3,638			3,638
Goodwill impairment	—	16,143	—	—	16,143

Operating (loss) income	(13,230)	(48,400)	170	—	(61,460)
Equity in loss of unconsolidated joint ventures	—	(1,407)	—	—	(1,407)
Other (expense) income, net	(21,237)	3,046	6	—	(18,185)

(Loss) income before income taxes	(34,467)	(46,761)	176	—	(81,052)
(Benefit from) provision for income taxes	(12,556)	10,592	71	—	(1,893)
Equity in (loss) income of subsidiaries	(57,248)	—	—	57,248	—

(Loss) income from continuing operations	(79,159)	(57,353)	105	57,248	(79,159)
Loss from discontinued operations	—	(1,116)	—	—	(1,116)
Equity in loss of subsidiaries	(1,116)	—	—	1,116	—

Net (loss) income	$(80,275)	$(58,469)	$105	$58,364	$(80,275)

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Cash Flow Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
For the three months ended December 31, 2009	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Net cash (used in) provided by operating activities	$(136,825)	$79,791	$(2,251)	$—	$(59,285)

Cash flows from investing activities:
Capital expenditures	—	(1,346)	—	—	(1,346)
Investments in unconsolidated joint ventures	—	(4,515)	—	—	(4,515)
Changes in restricted cash	1,141	584	—	—	1,725
Distributions from unconsolidated joint ventures	—	75	—	—	75

Net cash provided by (used in) investing activities	1,141	(5,202)	—	—	(4,061)

Cash flows from financing activities:
Repayment of other secured notes payable	—	(545)	—	—	(545)
Repayment of model home financing obligations	(8,284)	—	—	—	(8,284)
Debt issuance costs	(323)	—	—	—	(323)
Common stock redeemed	(134)	—	—	—	(134)
Tax benefit from stock transactions	(1,982)	—	—	—	(1,982)
Advances to/from subsidiaries	87,194	(85,175)	(97)	(1,922)	—

Net cash provided by (used in) financing activities	76,471	(85,720)	(97)	(1,922)	(11,268)

(Decrease) in cash and cash equivalents	(59,213)	(11,131)	(2,348)	(1,922)	(74,614)
Cash and cash equivalents at beginning of period	495,692	11,482	2,915	(2,750)	507,339

Cash and cash equivalents at end of period	$436,479	$351	$567	$(4,672)	$432,725

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
For the three months ended December 31, 2008	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Net cash (used in) provided by operating activities	$(35,252)	$(77,126)	$470	$—	$(111,908)

Cash flows from investing activities:
Capital expenditures	—	(1,663)	—	—	(1,663)
Investments in unconsolidated joint ventures	—	(1,938)	—	—	(1,938)
Changes in restricted cash	(18,782)	92	—	—	(18,690)

Net cash used in investing activities	(18,782)	(3,509)	—	—	(22,291)

Cash flows from financing activities:
Repayment of other secured notes payable	—	(192)	—	—	(192)
Repayment of model home financing obligations	(11,994)	—	—	—	(11,994)
Debt issuance costs	(604)	—	—	—	(604)
Common stock redeemed	(13)	—	—	—	(13)
Tax benefit from stock transactions	(476)	—	—	—	(476)
Advances to/from subsidiaries	(68,536)	67,530	31	975	—

Net cash (used in) provided by financing activities	(81,623)	67,338	31	975	(13,279)

(Decrease) increase in cash and cash equivalents	(135,657)	(13,297)	501	975	(147,478)
Cash and cash equivalents at beginning of period	575,856	14,806	5	(6,333)	584,334

Cash and cash equivalents at end of period	$440,199	$1,509	$506	$(5,358)	$436,856

(13) Discontinued Operations
On February 1, 2008, the Company determined that it would discontinue its mortgage origination services through Beazer Mortgage Corporation (“BMC”). In February 2008, the Company entered into a new marketing services arrangement with a major financial institution, whereby the Company would market this institution as the preferred mortgage provider to its customers.

In fiscal 2008, we completed a comprehensive review of each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entailed an evaluation of both external market factors and our position in each market and resulted in the decision formalized and announced on February 1, 2008, to discontinue homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH and Lexington, KY. During the third quarter of fiscal 2008, we announced our decision to discontinue homebuilding operations in Colorado and Fresno, CA. During fiscal 2009, the homebuilding operating activities in the markets we exited and which were historically reported in our Other Homebuilding segment ceased.
We have classified the results of operations of BMC and our exit markets as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. Discontinued operations were not segregated in the unaudited condensed consolidated balance sheets or statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of operations. The results of operations of the BMC and the exit markets classified as discontinued operations in the unaudited condensed consolidated statements of operations for the quarters ended December 31, 2009 and 2008 were as follows ( in thousands):

	Three Months Ended
	December 31,
	2009	2008
Total revenue	$550	$14,195
Home construction and land sales expenses	698	12,328
Inventory impairments and lot option abandonments	50	319

Gross (loss) profit	(198)	1,548
Selling, general and administrative expenses	973	2,501
Depreciation and amortization	—	145

Operating loss	(1,171)	(1,098)
Equity in loss of unconsolidated joint ventures	(2,731)	(6)
Other income (expense), net	50	(82)

Loss from discontinued operations before income taxes	(3,852)	(1,186)
Benefit from income taxes	(7,316)	(70)

Income (loss) from discontinued operations, net of tax	$3,464	$(1,116)

Assets and liabilities from discontinued operations at December 31, 2009 and September 30, 2009, which relates to BMC and the exit markets, consist of the following (in thousands):

	December 31,	September 30,
	2009	2009
ASSETS
Accounts receivable	$985	$979
Inventory	34,019	33,861
Other	446	3,118

Assets of discontinued operations	$35,450	$37,958

LIABILITIES
Trade accounts payable and other liabilities	$4,806	$5,719
Accrued warranty expenses	5,888	6,486

Liabilities of discontinued operations	$10,694	$12,205

(14) Subsequent Events
On January 12, 2010, the Company closed its concurrent underwritten public offerings of 22,425,000 shares of its common stock and $57.5 million aggregate principal amount of its 7 1/2% Mandatory Convertible Subordinated Notes due 2013, which included the full exercise of the underwriters’ over-allotment option for each offering. The Company received net proceeds of $153,772,250 from the offerings, after underwriting discounts and commissions.
In addition, on January 7, 2010, the Company called for the full redemption of its 8 5/8% Senior Notes due 2011 at par totaling $127.3 million. The Company used the net proceeds from the concurrent offerings to replenish funds used to redeem its Senior Notes and will use the remaining net proceeds for other general corporate purposes including, without limitation, funding (or replenishing cash that has been used to fund) repurchases of Company indebtedness.
Effective January 7, 2010, we amended our Section 382 Stockholder Rights Plan (the “Rights Plan”) to advance its expiration date to January 7, 2010. As a result, the Rights Plan is no longer in effect.
See also Note 7 for discussion of our January 15, 2009 partial exchange of our junior subordinated notes and our January 21, 2010 offer to exchange our Senior Secured Notes for senior secured notes registered under the Securities Exchange Act of 1933.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
The homebuilding environment has suffered extensively during the recession of the past several years. Declining levels of employment and consumer confidence due to our slowing national economy led to increased home mortgage delinquencies, foreclosures and an excessive supply of new and existing homes for sale. Concurrently, the credit markets and the mortgage industry experienced a period of unparalleled turmoil and disruption characterized by bankruptcy, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government. The convergence of these factors created a challenging environment for all new homebuilders, which has led in turn to material reductions in the size and scope of our business.
We have responded to this challenging environment with a disciplined approach to the business including significant reductions in direct construction costs, overhead expenses and land spending. We have limited our supply of unsold homes under construction, significantly reduced our land acquisition and development investments and generated and preserved a significant cash balance.
During the first quarter of fiscal 2010, we experienced some moderation in the negative market trends that have plagued the industry as interest rates have remained attractive and housing affordability reached historically high levels. Additionally, the successful homebuyer tax credit was extended and expanded by Congress in November 2009 for homes sales through April 30, 2010. The new law also increased the annual income limits for qualification and added a $6,500 tax credit for qualified existing homeowners who elect to purchase a new home. The combination of these market influences provides cautious optimism toward fiscal 2010. At the same time however, our optimism for sustained improvement in the homebuilding environment will be balanced by continued elevated unemployment levels, rising rates of home foreclosures, and expectation for increased mortgage interest rates in the future. As a result, we expect that fiscal 2010 will continue to pose challenges for us.
As of December 31, 2009, three of our joint ventures are in default (or have received default notices) under their debt agreements. The Company has abandoned one of these joint ventures as of December 31, 2009. Although neither the Company nor any of its subsidiaries is the borrower of the debt incurred by the respective joint ventures, we have issued guarantees of various types with respect to a number of these joint ventures. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. The estimated maximum exposure related to our debt repayment guarantees was $15.8 million at December 31, 2009. See Note 3 to the unaudited condensed consolidated financial statements.
Subsequent to the end of our first quarter, in January 2010, we took additional steps toward improving our capitalization with the issuance of $57.5 million of 7.5% Mandatory Convertible Subordinated Notes, an offering of 22,425,000 shares of common stock (see Note 14 to the unaudited condensed consolidated financial statements) and a redemption in full of our outstanding 8 5/8% senior notes due 2011. We also completed a partial exchange of $75 million of our Junior Subordinated Notes due 2036 (see Note 7 to the unaudited condensed consolidated financial statements), for which we expect to record a gain between $54 million and $61 million. The aforementioned subsequent events would result in a proforma increase in our stockholders’ equity from approximately $247 million to approximately $397 million as of December 31, 2009. Tangible Net Worth (stockholders’ equity less certain intangible assets, as defined in our Senior Notes’ indentures) would also increase, on a pro forma basis by approximately $150 million to approximately $339 million at December 31, 2009.

We will continue to focus on the generation and preservation of cash, increasing our stockholders’ equity and reducing our leverage. We may also, from time to time, continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all.
Critical Accounting Policies: Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2009, our most critical accounting policies relate to inventory valuation (inventory held for development and land held for sale), homebuilding revenues and costs, warranty reserves, investments in unconsolidated joint ventures and income tax valuation allowances. Since September 30, 2009, there have been no significant changes to those critical accounting policies.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, beginning in the second half of fiscal 2006 and continuing through the third quarter of fiscal 2009, we continued to experience challenging conditions in most of our markets which contributed to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations. In addition, the availability of the $8,000 First Time Homebuyer Tax Credit for homes sold, which continues through April 30, 2010, appears to have incentivized certain homebuyers to purchase homes during the second half of fiscal 2009 and the first quarter of fiscal 2010 and may continue to do so through the April 30, 2010, thereby further reducing typical seasonal variations.

RESULTS OF CONTINUING OPERATIONS:

	Quarter Ended December 31,
($ in thousands)	2009	2008
Revenues:
Homebuilding	$213,924	$217,131
Land and lot sales	4,480	550
Financial Services	380	488

Total	$218,784	$218,169

Gross profit (loss):
Homebuilding	$18,171	$11,783
Land and lot sales	770	(10)
Financial Services	380	488

Total	$19,321	$12,261

Gross margin:
Homebuilding	8.5%	5.4%
Land and lot sales	17.2%	-1.8%

Total	8.8%	5.6%

Selling, general and administrative (SG&A) expenses:
Homebuilding	$45,620	$53,448
Financial Services	189	492

Total	$45,809	$53,940

SG&A as a percentage of total revenue	20.9%	24.7%

Depreciation and amortization	$3,424	$3,638

Goodwill impairment	$—	$16,143

Equity in loss of unconsolidated joint ventures from:
Joint venture activities	$(30)	$(114)
Impairments	(13)	(1,293)

Equity in loss of unconsolidated joint ventures	$(43)	$(1,407)

Effective tax rate from continuing operations	190.0%	2.3%
Three Month Period Ended December 31, 2009 Compared to the Three Month Period Ended December 31, 2008
Revenues. Historically low interest rates, increased affordability and federal and state housing tax credits appear to have recently incented more prospective buyers to purchase a new home and have contributed to an 8.0% increase in homes closed compared to the period ended December 31, 2008. Homes closed increased to 961 from 890 for the quarters ended December 31, 2009 and 2008, respectively. Foreclosures are still having the most damaging impact on the market. In every market, appraisals continue to be negatively impacted by foreclosure comparables which put further pricing pressure on all home sales and limit financing availability. As a result, revenues from homebuilding operations and average sales prices decreased 1.5% and 8.8% respectively from the comparable period of the prior year. This decline in revenues was especially pronounced throughout our markets in our West and Southeast segments.
In addition, we had $4.5 million of land sales for the three months ended December 31, 2009 compared to $0.6 million for the three months ended December 31, 2008.

Gross Profit (Loss). Gross margin for three months ended December 31, 2009 was 8.8% (12.9% without impairments and abandonments) compared to gross margins of 5.6% (11.3% without impairments and abandonments) for the comparable periods of the prior year, respectively. Gross margins continued to be impacted by a challenging homebuilding environment. The improvement in gross margin was directly related to a reduction in non-cash pre-tax inventory impairments and option contract abandonments from $12.4 million for the three months ended December 31, 2008 to $8.8 million for the three months ended December 31, 2009, as well as from cost reductions related to our cost control initiatives including renegotiated vendor pricing where possible, offset slightly by increased warranty expense for the three months ended December 31, 2009 compared to the prior year.
In our continued efforts to redeploy assets to more profitable endeavors, we executed several land sales in the current quarter. We realized a profit on land sales of $770,000 for the three months ended December 31, 2009 compared to a minimal loss on land sales of $10,000 for the three months ended December 31, 2008.
Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) totaled $45.8 million and $53.9 million for the three months ended December 31, 2009 and 2008, respectively. The 15.1% decrease in SG&A expense from the comparable period of the prior year is primarily related to cost reductions realized as a result of our continued alignment of our overhead structure to our reduced volume expectations, and to decreased severance costs.
Depreciation and Amortization. Depreciation and amortization (“D&A”) totaled $3.4 million and $3.6 million for the three months ended December 31, 2009 and 2008, respectively.
Goodwill Impairment Charges. The Company experienced a significant decline in its market capitalization during the three months ended December 31, 2008 (the first quarter of fiscal 2009). As of December 31, 2008, we considered these current and expected future market conditions and recorded a pretax, non-cash goodwill impairment charge of $16.1 million in the first quarter of fiscal 2009 related to our reporting units in Houston, Texas, Maryland and Nashville, Tennessee. These charges are reported in Corporate and Unallocated and are not allocated to our homebuilding segments. As a result of these goodwill impairments, as of December 31, 2009 and 2008, we had no goodwill remaining.
Joint Venture Impairment Charges. In connection with our decision and that of our joint venture partners to abandon one of our joint ventures, we recorded an impairment of $2.7 million during the three months ended December 31, 2009. This joint venture related to one of our exit markets and is reported in income from discontinued operations, net of tax (see Note 3 to the unaudited condensed consolidated financial statements where further discussed). Impairments of investments in our unconsolidated joint ventures totaled $1.3 million for the three months ended December 31, 2008 primarily related to further deterioration of the housing market during that quarter. If market conditions worsen, we may have to take further impairments of our investments in these joint ventures that may have a material adverse effect on our financial position and results of operations.
Income Taxes. As we are in a cumulative loss position, as analyzed under SFAS 109 (ASC 740), and based on the lack of sufficient objective evidence regarding the realization of our deferred tax assets in the foreseeable future, beginning with the fourth quarter of fiscal 2008, we recorded a valuation allowance for substantially all of our deferred tax assets (see Note 8 to the unaudited condensed consolidated financial statements for additional information). Our tax benefit from continuing operations of $94.0 million for the three months ended December 31, 2009, primarily resulted from the enacted tax legislation that allowed us to carry back a portion of our fiscal 2009 federal tax losses and claim a refund on prior year taxes paid. The principal difference between our effective rate and the U.S. federal statutory rate for the three months ended December 31, 2009 relates to the carryback of federal tax losses and our valuation allowance.
Discontinued Operations. During fiscal 2009, all of the homebuilding operating activities in the markets we have exited have ceased. On February 1, 2008, we determined that we would discontinue our mortgage origination services through Beazer Mortgage Corporation (BMC). As of September 30, 2008, all of BMC operating activities had ceased. We have classified the results of operations of BMC and our exit markets, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. All statement of operations information in the table above and the management discussion and analysis that follow exclude the results of discontinued operations. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows or the unaudited condensed consolidated balance sheets. Total revenue from discontinued operations was $0.6 million and $14.2 million for the quarters ended December 31, 2009 and 2008, respectively. Additional operating data related to discontinued operations for the quarters ended December 31, 2009 and 2008 is as follows:

	Quarter Ended
	December 31,
($ in thousands)	2009	2008
Closings	—	48
New Orders	—	12
Homebuilding revenues	$—	$13,280
Land and lot sale revenues	$550	$915
Joint venture impairments	$2,731	$—
See Note 14 to the unaudited condensed consolidated financial statements for additional information related to our discontinued operations.
Segment Results for the Three Months Ended December 31, 2009 and 2008:
Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues and the average selling prices of our homes by reportable segment ($ in thousands):

	Quarter Ended December 31,
	Homebuilding Revenues			Average Selling Price			Closings
	2009	2008	Change	2009	2008	Change	2009	2008	Change
West	$84,811	$102,911	-17.6%	$208.9	$234.4	-10.9%	406	439	-7.5%
East	96,321	73,192	31.6%	248.3	270.1	-8.1%	388	271	43.2%
Southeast	32,792	41,028	-20.1%	196.4	227.9	-13.8%	167	180	-7.2%

Total	$213,924	$217,131	-1.5%	$222.6	$244.0	-8.8%	961	890	8.0%

Homebuilding revenues decreased slightly for the three months ended December 31, 2009 compared to comparable period of the prior year due to an 8.8% decrease in average sales prices. Foreclosures are still having the most damaging impact on the market. In every market, appraisals continue to be negatively impacted by foreclosure comparables which put further pricing pressure on all home sales and limit financing availability. As a result, we reduced average sales prices in many of our markets in order to respond to these market conditions. Historically low interest rates, increased affordability and federal and state housing tax credits appear to have recently incented more prospective buyers to purchase a new home and have contributed to an 8.0% increase in homes closed compared to the period ended December 31, 2008.
Homebuilding revenues in our West segment decreased 17.6% for the three months ended December 31, 2009 compared to the comparable period of fiscal 2008. This decrease was driven by decreased closings of 7.5% and decreased average sales prices of 10.9%. These decreases were particularly impacted by significant decreases in our Las Vegas and Sacramento markets which have been experiencing higher than average foreclosures and unemployment.
For the three months ended December 31, 2009, our East segment homebuilding revenues increased by 31.6% driven by a 43.2% increase in closings across all of our markets in this segment offset slightly by an 8.1% decrease in average selling price which was particularly pronounced in our New Jersey and Nashville markets. This increase in revenue reflects slightly improved market conditions and consumer response to changes in price, product enhancements and the federal housing tax credit.
Our Southeast segment continued to be challenged by significant declines in demand and excess capacity in both the new home and resale markets and the high number of foreclosures, driving decreases in homebuilding revenues of 20.1% for the three months ended December 31, 2009 as compared to the same period of the prior year. This decrease was driven by decreased closings of 7.2% and decreased average sales prices of 13.8%. The decrease in closings was driven by lower demand, a continued high level of available new and resale homes, increased competition and a high number of foreclosures which further depress prices and limit financing availability in these markets.

Land and Lot Sales Revenues. The table below summarizes land and lot sales revenues by reportable segment ($ in thousands):

	Quarter Ended December 31,
	2009	2008	Change
West	$3,069	$505	507.7%
East	1,411	—	n/a
Southeast	—	45	-100.0%

Total	$4,480	$550	714.5%

Land and lot sales revenues relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets.
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

	Three Months Ended December 31,
	2009		2008
	Gross Profit	Gross	Gross Profit	Gross
	(Loss)	Margin	(Loss)	Margin
West	$14,987	17.7%	$11,718	11.4%
East	15,276	15.9%	7,960	10.9%
Southeast	1,308	4.0%	4,931	12.0%
Corporate & unallocated	(13,400)	n/a	(12,826)	n/a

Total homebuilding	18,171	8.5%	11,783	5.4%

Land and lot sales	770	17.2%	(10)	-1.8%
Financial services	380	100.0%	488	100.0%

Total	$19,321	8.8%	$12,261	5.6%

The increase in gross margins in our West and East segments is primarily due to lower inventory impairments and lot option abandonment charges, although both segments did realize a nominal increase in gross margins excluding impairments. The decrease in gross margin in our Southeast segment is related entirely to a $3.3 million increase in inventory impairments and abandonments recognized in the quarter ended December 31, 2009 as compared to the first quarter of the prior year. Excluding inventory impairments and abandonments, the Southeast segment realized a 2% increase in gross margins compared to the prior year primarily from cost reductions related to our cost control initiatives including renegotiated vendor pricing where possible
Corporate and unallocated. Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs.
Land and Lot Sales Gross Profit (Loss). The table below summarizes land and lot sales gross profit (loss) by reportable segment ($ in thousands):

	Quarter Ended December 31,
	2009	2008	Change
West	$312	$(49)	736.7%
East	458	—	n/a
Southeast	—	39	-100.0%

Total	$770	$(10)	7800.0%

Inventory Impairments. The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded for the three months ended December 31, 2009 and 2008 (in thousands):

	Quarter Ended December 31,
	2009	2008
Development projects and homes in process (Held for Development)
West	$2,547	$7,833
East	917	2,903
Southeast	3,419	97
Unallocated	880	1,110

Subtotal	$7,763	$11,943

Land Held for Sale
West	$1,061	$161
East	—	—
Southeast	—	15

Subtotal	$1,061	$176

Lot Option Abandonments
West	$—	$12
East	1	210
Southeast	2	49

Subtotal	$3	$271

Continuing Operations	$8,827	$12,390

The inventory held for development that was impaired during the three months ended December 31, 2009 represented 392 lots in 8 communities with an estimated fair value of $15.5 million compared to 339 lots in 6 communities with an estimated fair value of $23.3 million for the three months ended December 31, 2008. During the current period, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates led to additional impairments in certain communities during the current quarter. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material. The impairments recorded on our held for development inventory for the three months ended December 31, 2009 and 2008, primarily resulted from the competitive market conditions in those specific submarkets for the product and locations of these communities.
During the three months ended December 31, 2009, as a result of challenging market conditions and review of recent comparable transactions, certain of the Company’s land held for sale was further written down to net realizable value, less estimated costs to sell.
We also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Under option contracts our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $40.4 million at December 31, 2009. This amount includes non-refundable letters of credit of approximately $4.4 million. The total remaining purchase price, net of cash deposits, committed under all options was $268.2 million as of December 31, 2009.
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
Unit Data by Segment

	Three Months Ended December 31,
	New Orders, net			Cancellation Rates
	2009	2008	Change	2009	2008
West	357	253	41.1%	24.7%	49.6%
East	274	201	36.3%	26.9%	40.9%
Southeast	97	79	22.8%	34.0%	45.9%

Total	728	533	36.6%	26.9%	46.1%

New Orders and Backlog: New orders, net of cancellations, increased 36.6% to 728 units for the three months ended December 31, 2009 compared to 533 units for the same period in the prior year. The increase in net new orders for the three months ended December 31, 2009 compared to the prior year was driven by historically low interest rates, increased affordability and federal and state housing tax credits appear to have recently incented more prospective buyers to purchase a new home and have contributed to our increase in net new home orders. Despite the increase in net new orders, foreclosures are still having a damaging impact on the market. In most of our markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressure on all home sales and limit financing availability.
For the three months ended December 31, 2009, we experienced cancellation rates of 26.9% compared to 46.1% for the same period of the prior year. The decrease in cancellation rates across all markets reflects the market improvement, relative price stabilization and increased stability in mortgage availability as compared to the period ended December 31, 2008. It also reflects the impact of historically low interest rates and increased affordability and federal and state housing tax credits which appear to have enticed more prospective buyers to purchase a new home.
Backlog reflects the number and value of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog at December 31, 2009 of $232.3 million increased 2.5% from $226.5 million at December 31, 2008, related primarily to a 2.7% increase in the average selling price of homes in backlog. The number of homes in backlog was 961 units at December 31, 2008 and 960 units at December 31, 2009.

	Backlog at December 31,
	2009	2008	Change
West	396	341	16.1%
East	467	415	12.5%
Southeast	97	205	-52.7%

Total	960	961	-0.1%

Backlog has declined in our Southeast homebuilding segment due primarily to the competitive environment, increased foreclosures and the reduction in the availability of mortgage credit for our potential homebuyers. Foreclosures are still having by far the most damaging impact on the market. In most of our markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressure on all home sales and limit financing availability. As the availability of mortgage loans stabilizes and the inventory of new and used homes decreases, backlog should increase; however, continued reduced levels of backlog will produce less revenue in the future which could also result in additional asset impairment charges and lower levels of liquidity.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of December 31, 2009, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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
Consistent with the seasonal nature of our business, we used $74.6 million in cash during the three months ended December 31, 2009, primarily for the payment of liabilities incurred during the fourth quarter of the prior fiscal year. Our liquidity position consisted of $432.7 million in cash and cash equivalents as of December 31, 2009.
Our net cash used in operating activities for the three months ended December 31, 2009 was $59.3 million primarily due to significant reductions in trade accounts payable and other liabilities. For the three months ended December 31, 2008, net cash used in operating activities was $111.9 million. Based on the applicable year’s closings, as of December 31, 2009, our land bank includes a 7 year supply of owned and optioned land/lots for current and future development. Our ending land bank includes 29,784 owned and optioned lots and represents 3% and 19% decreases from the land bank as of September 30, 2009 and December 31, 2008, respectively. As the homebuilding market declined, we were successful in significantly reducing our land bank through the abandonment of lot option contracts, the sale of land assets not required in our homebuilding program and through the sale of new homes. The decrease in the number of owned lots in our land bank from December 31, 2008 related to our decision to eliminate non-strategic positions to align our land supply with our expectations for future home closings.
Net cash used in investing activities was $4.1 million for the three months ended December 31, 2009 compared to $22.3 million for the three months ended December 31, 2008. For the three months ended December 31, 2009, we strategically increased our investment in certain of our unconsolidated joint ventures whereas the 2008 use of cash was primarily to increase the amount of cash restricted under our revolving credit and letter of credit facilities.
During fiscal 2009, we reduced the size of our Secured Revolving Credit Facility to $22 million. We have also entered into four stand-alone, cash-secured letter of credit agreements with banks. These facilities will continue to provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of December 31, 2009, we have secured our letters of credit under these facilities using cash collateral which is maintained in restricted accounts of $47.2 million. In addition, we have elected to pledge approximately $1.0 billion of inventory assets to our revolving credit facility.
Net cash used in financing activities was $11.3 million for three months ended December 31, 2009 as compared to $13.3 million for the three months ended December 31, 2008. In both periods, the cash used in financing activities related primarily to the repayment of certain secured notes payable and model home financing obligations and the payment of debt issuance costs.
To finance land purchases, we may also use seller, or third-party financed non-recourse secured notes payable, subject to certain limits as defined in our Senior Notes. As of December 31, 2009 and September 30, 2009, such secured notes payable outstanding totaled $12.0 million and $12.5 million, respectively.
During the first few months of fiscal 2010, S&P assigned a credit rating of CC to the Company’s Mandatory Convertible Notes and also improved the rating on the Company’s senior unsecured notes to CC from D. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be further lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a further weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
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
We fulfill our short-term cash requirements with cash generated from our operations. There were no amounts outstanding under the Secured Revolving Credit Facility at December 31, 2009 or September 30, 2009; however, we had $44.1 and $45.6 million of letters of credit outstanding under the Secured Revolving Credit Facility or stand-alone letter of credit facilities at December 31, 2009 and

September 30, 2009, respectively. We believe that the cash and cash equivalents at December 31, 2009 of $432.7 million, cash generated from our operations and availability of new debt and equity financing, if any, will be adequate to meet our liquidity needs during fiscal 2010.
As a result of these issues, in addition to our continued focus on generation and preservation of cash, we are also focused on increasing our stockholders’ equity and reducing our leverage. In order to accomplish this goal, during the first quarter of fiscal 2010 and the first few weeks of January 2010, we have taken actions to significantly increase our stockholders’ equity and strengthen our balance sheet. As previously mentioned, during the first quarter of fiscal 2010, we filed an application for a federal income tax refund of approximately $101 million which resulted in a income tax benefit of $101 million. As a result, our stockholders’ equity and Tangible Net Worth increased to $247.3 million and $189.2 million, respectively, as of December 31, 2009. On January 12, 2010, we completed a $57.5 million Mandatory Convertible Note and common stock offering of 22,425,000 shares, a portion of the proceeds from which were used to repay our outstanding 2011 Senior Notes. As a result of this debt repayment, our next scheduled debt payment is not until 2012; however, holders of our Convertible Senior Notes have the right to require us to purchase all or any portion on June 15, 2011. In addition, on January 15, 2010, we completed a partial exchange of $75 million of our outstanding Junior Subordinated Notes. We expect to record a gain related to this transaction between $54 million and $61 million during our second fiscal quarter of fiscal 2010 (see Note 7 to the unaudited condensed consolidated financial statements where further discussed). The aforementioned subsequent events would result in an increase our stockholders’ equity from approximately $247 million to approximately $397 million on a pro forma basis as of December 31, 2009. Tangible Net Worth would also increase, on a pro forma basis by approximately $150 million to approximately $339 million at December 31, 2009.
We may also determine in the future that we need to issue additional new common or preferred equity. Any new issuance may take the form of public or private offerings for cash, equity issued to consummate acquisitions of assets or equity issued in exchange for a portion of our outstanding debt. We may also from time to time seek to continue to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. In addition, any material variance from our projected operating results or land investments, or investments in or acquisitions of businesses, or amounts paid to fulfill obligations with governmental entities, could require us to obtain additional equity or debt financing. Any such equity transactions or debt financing may be on terms less favorable or at higher costs than our current financing sources, depending on future market conditions and other factors including any possible downgrades in our credit ratings or adverse commentaries issued by rating agencies in the future. Also, there can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all.
Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during the three months ended December 31, 2009 or 2008. At December 31, 2009, there are approximately 5.4 million additional shares available for purchase pursuant to the Company’s stock repurchase plan. However, as previously disclosed, we have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and as allowed by our debt covenants and is unlikely in the foreseeable future.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At December 31, 2009, we controlled 29,784 lots (a 7-year supply based on trailing twelve month closings). We owned 83%, or 24,582 lots, and 5,202 lots, 17%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $40.4 million at December 31, 2009. This amount includes non-refundable letters of credit of approximately $4.4 million. The total remaining purchase price, net of cash deposits, committed under all options was $268.2 million as of December 31, 2009.
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

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (VIEs) under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R) (ASC 810). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our unaudited condensed consolidated balance sheets at December 31, 2009 and September 30, 2009 reflect consolidated inventory not owned of $62.1 million and $53.0 million, respectively. Obligations related to consolidated inventory not owned totaled $34.5 million at December 31, 2009 and $26.4 million at September 30, 2009. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements. When market conditions improve, we may expand our use of option agreements to supplement our owned inventory supply.
We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our unaudited condensed consolidated balance sheets include investments in joint ventures totaling $32.0 million at December 31, 2009 and $30.1 million at September 30, 2009.
Our joint ventures typically obtain secured acquisition and development financing. At December 31, 2009, our unconsolidated joint ventures had borrowings outstanding totaling $415.7 million, of which $327.9 million related to one joint venture in which we are a 2.58% partner. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated joint ventures. At December 31, 2009, we had repayment guarantees of $15.8 million of debt of certain of our unconsolidated joint ventures. Three of our unconsolidated joint ventures are in default (or have received default notices) under their debt agreements at December 31, 2009. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. See Note 3 to the unaudited condensed consolidated financial statements.
We had outstanding letters of credit and performance bonds of approximately $39.2 million and $207.7 million, respectively, at December 31, 2009 related principally to our obligations to local governments to construct roads and other improvements in various developments in addition to the letters of credit of approximately $4.9 million relating to our land option contracts discussed above.
Recently Adopted Accounting Pronouncements. In September 2006, the FASB issued SFAS 157, Fair Value Measurements (ASC 820). SFAS 157 (ASC 820) provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 (ASC 820) includes provisions that require expanded disclosure of the effect on earnings for items measured using unobservable data. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 (ASC 820), delaying the effective date of certain non-financial assets and liabilities to fiscal periods beginning after November 15, 2008. The company adopted SFAS 157 (ASC 820) during the quarter ended December 31, 2009 as discussed in Note 10.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (ASC 825). SFAS 159 (ASC 825) permits companies to measure certain financial instruments and other items at fair value. We have not elected the fair value option applicable under SFAS 159 (ASC 825).
In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (ASC 815). SFAS 141R (ASC 815) amends and clarifies the accounting guidance for the acquirer’s recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests of an acquiree in a business combination. SFAS 141R (ASC 815) is effective for any acquisitions completed by the Company after September 30, 2009.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51 (ASC 810). SFAS 160 (ASC 810) requires that a noncontrolling interest (formerly a minority interest) in a subsidiary be classified as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be included in the consolidated financial statements. The adoption of SFAS 160 (ASC 810) did not have a material impact on our consolidated financial condition and results of operations as of December 31, 2009.
In June 2008, the FASB issued FSP EITF Issue No 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (ASC 260). FSP 03-6-1 (ASC 260) clarifies that non-vested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS 128, Earnings per Share (ASC 260) and requires that prior period EPS and share data be restated retrospectively for comparability. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities. FSP 03-6-1 (ASC 260) was effective for the Company beginning October 1, 2009. The adoption of this guidance did not have a material impact on the Company’s diluted earnings per share for the quarters ended December 31, 2009 and 2008 as the Company did not pay dividends in either of these periods.
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (ASC 470). FSP APB 14-1 (ASC 470) applies to convertible debt instruments that have a “net settlement feature” permitting settlement partially or fully in cash upon conversion. FSP APB 14-1 (ASC 470) was effective for the Company beginning October 1, 2009. Due to the fact that the Company’s convertible securities cannot be settled in cash upon conversion, the adoption of FSP APB 14-1 (ASC 470) did not have a material impact on our consolidated financial condition and results of operations.
Recent Accounting Pronouncements Not Yet Adopted.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810), which revises the approach to determining the primary beneficiary of a variable interest entity (“VIE”) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS 167 (ASC 810) also requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. SFAS 167 (ASC 810) is effective for the Company’s fiscal year beginning October 1, 2010. The Company is currently reviewing the impact of adopting SFAS 167 (ASC 810) on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of December 31, 2009, we had $22.1 million of variable rate debt outstanding. Based on our average outstanding borrowings under our variable rate debt at December 31, 2009, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by approximately $0.2 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
Securities Litigation. Beazer Homes and certain of its current and former officers were named as defendants in a securities lawsuit filed on September 18, 2009 in the United States District Court for the Northern District of Georgia. The complaint was filed by a group of plaintiffs who opted out of the settlement of the putative class action securities litigation filed in the United States District Court for the Northern District of Georgia that was dismissed on September 15, 2009, the details of which were previously disclosed by the Company. The complaint alleges that the defendants violated Sections 10(b), 18, and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing materially false and misleading statements regarding our business and prospects due to allegedly improper lending practices in our mortgage origination business. The plaintiffs seek an unspecified amount of compensatory damages. The parties have settled the lawsuit. A portion of the settlement amount will be provided by certain insurers and the Company is in negotiations with certain of its other insurers to provide additional amounts towards the settlement.
Derivative Shareholder Actions. Certain of Beazer Homes’ current and former officers and directors were named as defendants in two derivative shareholder suits filed on April 16, 2007 and August 29, 2007 in the United States District Court for the Northern District of Georgia, which were subsequently consolidated. Beazer Homes is named as a nominal defendant. The amended consolidated complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched, and seeks an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. The parties reached an agreement to settle the lawsuit. Under the terms of the settlement, the action will be dismissed with prejudice, and the Company and all other defendants will not admit any liability. Pursuant to the terms of the settlement, the Company has acknowledged that the pendency of the derivative action was a factor in the Company’s adoption of various corporate governance reforms and remedial measures, all of which have previously been disclosed, and agreed that plaintiffs’ counsel would receive attorney’s’ fees not to exceed $950,000, which will be funded by insurance proceeds. The settlement remains subject to final court approval.
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
Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (RESPA) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants moved to dismiss the Complaint on June 4, 2008. On July 25, 2008, in lieu of a response to the motion to dismiss, plaintiff filed an amended complaint which the Company moved to dismiss. The magistrate judge recommended that the district court grant the defendants’ motion to dismiss the RESPA claim but deny the motion to dismiss the § 75-1.1 claim. While the plaintiffs did not object to the magistrate judge’s recommendation with respect to the RESPA claim, the defendants filed an objection to the magistrate judge’s recommendation with respect to the § 75-1.1 claim, which objection is now before the district court. The Company intends to vigorously defend against this action.
Beazer Homes Corp. and Beazer Mortgage Corporation are also named defendants in a lawsuit filed on July 3, 2007, in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The complaint was filed on behalf of individual homeowners who purchased homes from Beazer in Mecklenburg County. The complaint alleges certain deceptive conduct by the defendants and brings various claims under North Carolina statutory and common law, including a claim for punitive damages. The case has been assigned to the docket of the North Carolina Business Court. The plaintiffs have filed four amended complaints, and the Company has filed a motion to dismiss each of the complaints filed by the plaintiffs. With the exception of all claims of one plaintiff and one claim as to all plaintiffs, which claims have now been dismissed, the court denied the defendants’ motion to dismiss. The Company intends to vigorously defend against this action.
Beazer Homes and several subsidiaries were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999, to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court and plaintiffs filed a Second Amended Complaint which substituted new named-plaintiffs. The Company filed a motion to dismiss the Second Amended Complaint, which the federal court granted in part. The federal court dismissed the sole federal claim, declined to rule on the state law claims, and remanded the case to the Superior Court of Placer County. The Company filed a supplemental motion to dismiss/demurrer regarding the remaining state law claims in the Second Amended Complaint and the state court sustained defendants’ demurrer but granted the plaintiffs leave to amend their claims. Plaintiffs thereafter filed a Third Amended Complaint which defendants removed to federal court based on the presence of a federal question and pursuant to the Class Action Fairness Act and thereafter moved to dismiss or, in the alternative, for summary judgment. Plaintiffs have filed a motion to remand the case to the Superior Court of Placer County. The motion to dismiss is fully briefed and is awaiting decision by the Court. The Company intends to continue to vigorously defend against the action.
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
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of the deferred prosecution agreement (DPA), the Company’s liability for fiscal 2010 will be equal to the greater of $1 million or 4% of the Company’s adjusted EBITDA (as defined in the DPA) and in each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as described in Note 9) will also be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million of which $14 million was paid during fiscal 2009.
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our communities completed or under construction. The EPA has since requested information on additional communities and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of December 31, 2009, no monetary penalties had been imposed in connection with such Administrative Orders. Consistent with its approach with other homebuilders, the EPA has contacted the Company about a possible resolution of these issues. Settlement negotiations are proceeding. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.
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
The lender of one of our unconsolidated joint ventures has filed individual lawsuits against some of the joint venture partners and certain of those partners’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. We are a 2.58% partner in this joint venture (see Note 3 for additional information). In addition, one member of the joint venture has filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members have failed to perform under the applicable membership agreements. In both matters, an estimate of possible loss or range of loss if any, cannot presently be made with respect to the above matter. Given the inherent uncertainties and complexities in this litigation, as of December 31, 2009, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
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

Beazer Homes USA, Inc.
Date: February 5, 2010	By:	/s/ Allan P. Merrill
		Name:	Allan P. Merrill
Executive Vice President and Chief Financial Officer