Form 10-Q
period 2010-03-31
BEAZER HOMES USA INC
filed 2010-05-03
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES            ☐   NO            ☑

Class	Outstanding at April 30, 2010
Common Stock, $0.001 par value	62,188,862 shares

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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	September 30,
	2010	2009
ASSETS
Cash and cash equivalents	$524,468	$507,339
Restricted cash	43,254	49,461
Accounts receivable (net of allowance of $3,777 and $7,545, respectively)	33,644	28,405
Income tax receivable	8,763	9,922
Inventory
Owned inventory	1,269,265	1,265,441
Consolidated inventory not owned	49,025	53,015

Total inventory	1,318,290	1,318,456
Investments in unconsolidated joint ventures	21,428	30,124
Deferred tax assets, net	7,770	7,520
Property, plant and equipment, net	23,450	25,939
Other assets	43,903	52,244

Total assets	$2,024,970	$2,029,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$71,499	$70,285
Other liabilities	211,139	227,315
Obligations related to consolidated inventory not owned	30,226	26,356
Senior Notes (net of discounts of $25,353 and $27,257, respectively)	1,237,552	1,362,902
Mandatory Convertible Subordinated Notes	57,500	—
Junior Subordinated Notes	46,436	103,093
Other secured notes payable	11,168	12,543
Model home financing obligations	6,297	30,361

Total liabilities	1,671,817	1,832,855

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 80,000,000 shares authorized, 62,188,862 and 43,150,472 issued and 62,188,862 and 39,793,316 outstanding, respectively)	62	43
Paid-in capital	487,332	568,019
Accumulated deficit	(134,241)	(187,538)
Treasury stock, at cost (0 and 3,357,156 shares, respectively)	—	(183,969)

Total stockholders’ equity	353,153	196,555

Total liabilities and stockholders’ equity	$2,024,970	$2,029,410

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Total revenue	$198,185	$186,624	$416,969	$404,793
Home construction and land sales expenses	161,973	165,881	352,609	359,399
Inventory impairments and option contract abandonments	10,170	42,929	18,997	55,319

Gross profit (loss)	26,042	(22,186)	45,363	(9,925)

Selling, general and administrative expenses	44,869	66,244	90,678	120,184
Depreciation and amortization	2,747	4,336	6,171	7,974
Goodwill impairment	—	—	—	16,143

Operating loss	(21,574)	(92,766)	(51,486)	(154,226)
Equity in loss of unconsolidated joint ventures	(8,779)	(8,356)	(8,822)	(9,763)
Gain on extinguishment of debt	52,946	—	52,946	—
Other expense, net	(18,037)	(19,238)	(37,568)	(37,423)

Income (loss) from continuing operations before income taxes	4,556	(120,360)	(44,930)	(201,412)
Benefit from income taxes	(1,688)	(11,621)	(95,709)	(13,514)

Income (loss) from continuing operations	6,244	(108,739)	50,779	(187,898)
(Loss) income from discontinued operations, net of tax	(946)	(6,184)	2,518	(7,300)

Net income (loss)	$5,298	$(114,923)	$53,297	$(195,198)

Weighted average number of shares:
Basic	58,314	38,662	48,463	38,627
Diluted	69,147	38,662	56,933	38,627

Basic earnings (loss) per share:
Continuing operations	$0.11	$(2.81)	$1.05	$(4.86)
Discontinued operations	$(0.02)	$(0.16)	$0.05	$(0.19)
Total	$0.09	$(2.97)	$1.10	$(5.05)
Diluted earnings (loss) per share:
Continuing operations	$0.10	$(2.81)	$0.94	$(4.86)
Discontinued operations	$(0.01)	$(0.16)	$0.05	$(0.19)
Total	$0.09	$(2.97)	$0.99	$(5.05)
See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$53,297	$(195,198)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,171	8,122
Stock-based compensation expense	5,433	6,255
Inventory impairments and option contract abandonments	19,156	64,464
Goodwill impairment	—	16,143
Deferred income tax benefit	(250)	(11,120)
Excess tax benefit from equity-based compensation	2,057	1,797
Equity in loss of unconsolidated joint ventures	11,553	9,754
Cash distributions of income from unconsolidated joint ventures	75	1,700
Gain on early debt extinguishment	(52,946)	(3,574)
Provision for doubtful accounts	(3,768)	(3,298)
Changes in operating assets and liabilities:
Decrease in accounts receivable	(1,471)	20,811
Decrease in income tax receivable	1,159	161,376
(Increase) decrease in inventory	(13,675)	70,305
Decrease in other assets	10,308	23,054
Increase (decrease) in trade accounts payable	1,214	(49,183)
Decrease in other liabilities	(17,909)	(104,795)
Other changes	1,878	(32)

Net cash provided by operating activities	22,282	16,581

Cash flows from investing activities:
Capital expenditures	(3,379)	(3,441)
Investments in unconsolidated joint ventures	(4,862)	(4,189)
Increase in restricted cash	(22,963)	(21,451)
Decrease in restricted cash	29,170	10,218

Net cash used in investing activities	(2,034)	(18,863)

Cash flows from financing activities:
Repayment of other secured notes payable	(1,375)	(992)
Repayment of senior notes payable	(127,254)	—
Repayment of model home financing obligations	(23,788)	(18,699)
Debt issuance costs	(3,912)	(1,018)
Common stock redeemed	(134)	(19)
Common stock issued	97,901	—
Issuance of Mandatory Convertible Subordinated Notes	57,500	—
Excess tax benefit from equity-based compensation	(2,057)	(1,797)

Net cash used in financing activities	(3,119)	(22,525)

Increase (decrease) in cash and cash equivalents	17,129	(24,807)
Cash and cash equivalents at beginning of period	507,339	584,334

Cash and cash equivalents at end of period	$524,468	$559,527

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (Beazer Homes or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in the Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (the 2009 Annual Report). Results from our mortgage origination business and our exit markets are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented (see Note 13 for further discussion of our Discontinued Operations). We evaluated events that occurred after the balance sheet date but before the financial statements were issued or are available to be issued for accounting treatment and disclosure in accordance with Accounting Standards Codification (ASC), Subsequent Events (ASC 855).
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
As a result, we evaluate, among other things, the following information for each community:
•	Actual “Net Contribution Margin” (defined as homebuilding revenues less homebuilding costs and direct selling expenses) for homes closed in the current fiscal quarter, fiscal year to date and prior two fiscal quarters. Homebuilding costs include land and land development costs (based upon an allocation of such costs, including costs to complete the development, or specific lot costs), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest and estimated warranty costs. Direct selling expenses include commission, closing costs, and amortization related to model home furnishings and improvements;
•	Projected Net Contribution Margin for homes in backlog;
•	Actual and trending new orders and cancellation rates;
•	Actual and trending base home sales prices and sales incentives for home sales that occurred in the prior two fiscal quarters that remain in backlog at the end of the fiscal quarter and expected future homes sales prices and sales incentives and absorption over the expected remaining life of the community;
•	A comparison of our community to our competition to include, among other things, an analysis of various product offerings including the size and style of the homes currently offered for sale, community amenity levels, availability of lots in our community and our competition’s, desirability and uniqueness of our community and other market factors; and
•	Other events that may indicate that the carrying value may not be recoverable.

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
For the six months ended March 31, 2010, we used discount rates of 14.25% to 20.0%, in our estimated discounted cash flow impairment calculations. During the three and six months ended March 31, 2010, we recorded impairments of our inventory by our continuing operations of $10.2 million and $17.9 million, respectively for land under development and homes under construction. For the three and six months ended March 31, 2009, we recorded impairments of our inventory by our continuing operations of $35.1 million and $47.0 million, respectively for land under development and homes under construction.
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
Inventory Valuation — Land Held for Future Development. For those communities for which construction and development activities are expected to occur in the future or have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. The future enactment of a development plan or the occurrence of events and circumstances may indicate that the carrying amount of an asset may not be recoverable.
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
In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During the three and six months ended March 31, 2010, we recorded inventory impairments on land held for sale by our continuing operations of $0 and $1.1 million, respectively, compared to $5.4 million and $5.6 million, respectively, for the three and six months ended March 31, 2009.
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
Goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired. Historically we tested goodwill for impairment annually as of April 30 or more frequently if an event occurs or circumstances indicated that the asset might be impaired. During the quarter ended December 31, 2008 we impaired our remaining goodwill of $16.1 million and the Company had no goodwill remaining at March 31, 2010 or September 30, 2009.
Stock-Based Compensation. Compensation cost arising from nonvested stock awards granted to employees and from non-employee stock awards is recognized as an expense using the straight-line method over the vesting period. Unearned compensation is included in paid-in capital. As of March 31, 2010 and September 30, 2009, there was $7.3 million and $9.6 million, respectively, of total unrecognized compensation cost related to nonvested stock awards. The cost remaining at March 31, 2010 is expected to be recognized over a weighted average period of 2.5 years. For the three and six months ended March 31, 2010, our total stock-based compensation expense, included in selling, general and administrative expenses (SG&A), was approximately $2.7 million ($1.8 million net of tax) and $5.4 million ($3.7 million net of tax), respectively. For the three and six months ended March 31, 2009, our total stock-based compensation expense was approximately $3.2 million ($2.3 million net of tax) and $6.3 million ($4.4 million net of tax), respectively. Activity relating to nonvested stock awards for the three and six months ended March 31, 2010 is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2010		March 31, 2010
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Beginning of period	957,661	$26.01	1,126,880	$27.66
Granted	—	—	—	—
Vested	—	—	(153,098)	40.39
Forfeited	(55,411)	54.28	(71,532)	43.13

End of period	902,250	$24.28	902,250	$24.28

In addition, during the six months ended March, 31, 2010, employees surrendered 27,310 shares to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $134,000. There were no shares surrendered during the three months ended March 31, 2010.
The fair value of each option/stock-based stock appreciation right (SSAR) grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options or SSAR grants in the three or six months ended March 31, 2010. The following table summarizes stock options and SSARs outstanding as of March 31, 2010, as well as activity during the three and six months then ended:

	Three Months Ended		Six Months Ended
	March 31, 2010		March 31, 2010
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	1,601,732	$33.19	2,108,914	$33.07
Expired	(8,115)	5.92	(32,853)	26.14
Cancelled	—	—	(465,933)	33.04
Forfeited	(12,258)	22.96	(28,769)	23.12

Outstanding at end of period	1,581,359	$33.41	1,581,359	$33.41

Exercisable at end of period	470,689	$60.01	470,689	$60.01

Vested or expected to vest in the future	1,348,078	$31.08	1,348,078	$31.08

During the quarter ended December 31, 2009, certain executive officers and directors elected to relinquish 465,933 vested and outstanding options that had exercise prices above $20 per share in order to provide additional shares for use in a public offering of common shares that was completed in January 2010 (see Note 6 for further discussion). At March 31, 2010, the weighted-average remaining contractual life for all options/SSARs outstanding, currently exercisable, and vested or expected to vest in the future was 4.5 years, 2.8 years and 4.6 years, respectively.
At March 31, 2010, the aggregate intrinsic value of SSARs/options outstanding, vested and expected to vest in the future and SSARs/options exercisable based on the Company’s stock price of $4.54 as of March 31, 2010 were $0.4 million, $0 and $0.3 million. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. There were no option/SSAR exercises during the three or six months ended March 31, 2010.
Other Liabilities. Other liabilities include the following:

	March 31,	September 30,
(in thousands)	2010	2009
Income tax liabilities	$50,715	$50,850
Accrued warranty expenses	26,666	30,100
Accrued interest	44,036	32,533
Accrued and deferred compensation	22,172	29,379
Customer deposits	6,834	5,507
Other	60,716	78,946

Total	$211,139	$227,315

Recently Adopted Accounting Pronouncements. In September 2006, the FASB issued SFAS 157, Fair Value Measurements (ASC 820). SFAS 157 (ASC 820) provides guidance for using fair value to measure assets and liabilities. SFAS 157 (ASC 820) applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 (ASC 820) includes provisions that require expanded disclosure of the effect on earnings for items measured using unobservable data. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 (ASC 820), delaying the effective date of certain non-financial assets and liabilities to fiscal periods beginning after November 15, 2008. The company adopted SFAS 157 (ASC 820) on October 1, 2009 as discussed in Note 10.
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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51 (ASC 810). SFAS 160 (ASC 810) requires that a noncontrolling interest (formerly a minority interest) in a subsidiary be classified as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be included in the consolidated financial statements. The adoption of SFAS 160 (ASC 810) did not have a material impact on our consolidated financial condition and results of operations as of March 31, 2010.
In June 2008, the FASB issued FSP EITF Issue No 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (ASC 260). FSP 03-6-1 (ASC 260) clarifies that non-vested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS 128, Earnings per Share (ASC 260) and requires that prior period EPS and share data be restated retrospectively for comparability. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities. FSP 03-6-1 (ASC 260) was effective for the Company beginning October 1, 2009. The adoption of this guidance did not have a material impact on the Company’s diluted earnings per share for the periods ended March 31, 2010 and 2009.
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
(2) Supplemental Cash Flow Information
During the six months ended March 31, 2010 and 2009, we paid interest of $48.8 million and $63.5 million, respectively. In addition, we paid income taxes of $0.2 million and $8.3 million for the six months ended March 31, 2010 and 2009, respectively. During the six months ended March 31, 2010 and 2009, we received tax refunds totaling $102.1 million and $168.4 million, respectively. We also had the following non-cash activity (in thousands):

	Six Months Ended
	March 31,
	2010	2009
Supplemental disclosure of non-cash activity:
Decrease in consolidated inventory not owned	$3,870	$38,968
Non-cash land acquisitions	211	780
Issuance of stock under deferred bonus stock plans	2,158	1,480
(3) Investments in Unconsolidated Joint Ventures
As of March 31, 2010, we participated in land development joint ventures in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated joint ventures, the total equity and outstanding borrowings of these joint ventures, and our estimated maximum exposure related to our guarantees of these borrowings, as of March 31, 2010 and September 30, 2009:

	March 31,	September
(in thousands)	2010	30, 2009
Beazer’s investment in joint ventures	$21,428	$30,124
Total equity of joint ventures	296,117	328,875
Total outstanding borrowings of joint ventures	395,961	422,682
Beazer’s estimate of its maximum exposure to our loan-to-value maintenance guarantees	—	3,850
Beazer’s estimate of its maximum exposure to our repayment guarantees	15,789	15,789
The decrease in our investment in unconsolidated joint ventures from September 30, 2009 to March 31, 2010 relates primarily to additional investments of $4.8 million offset by impairments. For the three and six months ended March 31, 2010, the impairments of our investments in certain of our unconsolidated joint ventures, totaling $8.8 million and $11.5 million, respectively, were recorded in accordance with APB 18, Equity Method of Accounting for Investments in Common Stock (ASC 323), of which $2.7 million for the six months ended March 31, 2010 is included in loss from discontinued operations, net of taxes, in the accompanying unaudited condensed consolidated statements of operations. Similar impairments of our investments in certain of our unconsolidated joint ventures totaled $8.3 million and $9.6 million for the three and six months ended March 31, 2009, respectively. Excluding impairments, our equity in loss of unconsolidated joint ventures related to our continuing operations totaled $0.03 million and $0.07 million for the three and six months ended March 31, 2010, respectively and $0.02 million and $0.1 million for the three and six months ended March 31, 2009, respectively.
The aggregate debt of the unconsolidated joint ventures was $396.0 million and $422.7 million at March 31, 2010 and September 30, 2009, respectively. At March 31, 2010, total borrowings outstanding include $327.9 million related to one joint venture in which we are a 2.58% partner. The $26.7 million reduction in total outstanding joint venture debt during the period resulted primarily from debt payments of $29.5 million in accordance with loan agreements and/or negotiated settlements offset by loan draws of $2.8 million to fund the development activities of certain joint ventures. In December 2009, together with our joint venture partner, we reached agreement with a lender to the joint venture to pay down the joint venture’s outstanding debt by $7.4 million. In connection with this loan repayment, which was funded by capital contributions from both joint venture partners, the lender released the obligations under the related loan-to-value maintenance guarantee.
One of our joint ventures is in default under its debt obligations. During fiscal 2008, the lender to this joint venture, in which we have a 2.58% investment, notified the joint venture partners that it believes the joint venture is in default of certain joint venture loan agreements as a result of certain of the Company’s joint venture partners not complying with all aspects of the joint ventures’ loan agreements. The joint venture partners are currently in discussions with the lender. In December 2008, the lender filed individual lawsuits against some of the joint venture partners and certain of those partners’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. The Company’s share of the outstanding debt is approximately $14.5 million at March 31, 2010. Under the terms of the agreement, our repayment guarantee is estimated at $15.1 million, which is triggered in the event of bankruptcy of the joint venture. Due to recent discussions with our other joint venture partners and the mediators, and based on our revised estimates regarding the realizability of our investment, we impaired our equity interest of $8.8 million in this joint venture during the quarter ended March 31, 2010. Given the inherent uncertainties in this litigation, as of March 31, 2010, no accrual has been recorded, as additional losses, if any, related to this matter are not both probable and reasonably estimable.
In addition, certain of our joint venture partners have curtailed their funding of their allocable joint venture obligations. Given the inherent uncertainties in these negotiations, as of March 31, 2010, no accrual has been recorded, as obligations to Beazer, if any, related to these matters were not both probable and reasonably estimable.
Our joint ventures typically obtain secured acquisition, development and construction financing. Generally Beazer and our joint venture partners provide varying levels of guarantees of debt and other obligations for our unconsolidated joint ventures. At March 31, 2010, these guarantees included, for certain joint ventures, construction completion guarantees, loan-to-value maintenance agreements, repayment guarantees and environmental indemnities.

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
Repayment Guarantees
We and our joint venture partners have repayment guarantees related to certain joint ventures’ borrowings. These repayment guarantees require the repayment of all or a portion of the debt of the unconsolidated joint venture only in the event the joint venture defaults on its obligations under the borrowing or in some cases only in the event the joint venture files for bankruptcy. Our estimate of Beazer’s maximum exposure to our repayment guarantees related to the outstanding debt of its unconsolidated joint ventures was $15.8 million at March 31, 2010 and September 30, 2009.
Environmental Indemnities
Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. For the quarters ended March 31, 2010 and 2009, we were not required to make any payments related to environmental indemnities. No accrual has been recorded, as losses, if any, related to environmental indemnities are not both probable and reasonably estimable.

(4) Inventory

		September 30,
(in thousands)	March 31, 2010	2009
Homes under construction	$299,205	$219,724
Development projects in progress	427,815	487,457
Land held for future development	410,734	417,834
Land held for sale	37,437	42,470
Capitalized interest	41,107	38,338
Model homes	52,967	59,618

Total owned inventory	$1,269,265	$1,265,441

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 244 ($41.4 million) and 270 ($46.3 million) completed homes that were not subject to a sales contract at March 31, 2010 and September 30, 2009, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes are expensed as incurred. During fiscal 2009 and 2008, the Company decided to reallocate capital employed through strategic sales of select properties and through the exiting of certain markets no longer viewed as strategic and has recorded such land as held for sale. Land held for sale as of March 31, 2010 and September 30, 2009 principally included land held for sale in the markets we decided to exit including Colorado and Charlotte, North Carolina.
Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	March 31, 2010				September 30, 2009
	Projects in	Held for Future	Land Held	Total Owned	Projects in	Held for Future	Land Held	Total Owned
	Progress	Development	for Sale	Inventory	Progress	Development	for Sale	Inventory
West Segment	$286,012	$339,491	$5,558	$631,061	$282,753	$345,050	$8,171	$635,974
East Segment	344,125	47,556	1,375	393,056	340,859	49,097	2,927	392,883
Southeast Segment	125,029	23,687	423	149,139	121,621	23,687	423	145,731
Unallocated	61,645	—	—	61,645	56,992	—	—	56,992
Discontinued Operations	4,283	—	30,081	34,364	2,912	—	30,949	33,861

Total	$821,094	$410,734	$37,437	$1,269,265	$805,137	$417,834	$42,470	$1,265,441

Unallocated inventory above primarily includes capitalized interest and indirect construction costs that are not allocated to the segments. Projects in progress in our discontinued operations relate to homes repurchased in Denver related to soil compaction issues.

The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded (in thousands):

	Quarter Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Development projects and homes in process (Held for Development)
West	$4,402	$19,654	$6,949	$27,487
East	1,201	3,721	2,118	6,624
Southeast	3,962	9,543	7,381	9,640
Unallocated	592	2,164	1,472	3,274

Subtotal	$10,157	$35,082	$17,920	$47,025

Land Held for Sale
West	$—	$2,796	$1,061	$2,957
East	—	307	—	307
Southeast	—	2,296	—	2,311

Subtotal	$—	$5,399	$1,061	$5,575

Lot Option Abandonments
West	$7	$64	$7	$76
East	(2)	1,506	(1)	1,716
Southeast	8	878	10	927

Subtotal	$13	$2,448	$16	$2,719

Continuing Operations	$10,170	$42,929	$18,997	$55,319

Discontinued Operations
Held for Development	$—	$49	$—	$93
Land Held for Sale	109	8,777	159	8,858
Lot Option Abandonments	—	—	—	194

Subtotal	$109	$8,826	$159	$9,145

Total	$10,279	$51,755	$19,156	$64,464

The inventory held for development that was impaired during the three months ended March 31, 2010 represented 537 lots in 14 communities with an estimated fair value of $27.8 million compared to 1,752 lots in 22 communities with an estimated fair value of $43.4 million for the three months ended March 31, 2009. For the six months ended March 31, 2010, the inventory impaired represented 929 lots in 22 communities with an estimated fair value of $43.3 million compared to 2,091 lots in 28 communities with an estimated fair value of $66.7 million for the comparable period of the prior year. During the current period, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates led to additional impairments in certain communities during the current quarter. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material. The impairments recorded on our held for development inventory for the three and six months ended March 31, 2010 and 2009, primarily resulted from the competitive market conditions in those specific submarkets for the product and locations of these communities.
During the six months ended March 31, 2010, as a result of challenging market conditions and review of recent comparable transactions, certain of the Company’s land held for sale was further written down to net realizable value, less estimated costs to sell.
We also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Under option contracts, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $31.4 million at March 31, 2010. This amount includes non-refundable letters of credit of approximately $3.8 million. The total remaining purchase price, net of cash deposits, committed under all options was $285.6 million as of March 31, 2010.
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
Certain of our option contracts are with sellers who are deemed to be VIEs under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (ASC 470). ASC 470 defines a VIE as an entity with insufficient equity investment to finance its planned activities without additional financial support or an entity in which the equity investors lack certain characteristics of a controlling financial interest. An enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a VIE is deemed to be the primary beneficiary of the VIE and must consolidate the VIE.
We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our unaudited condensed consolidated balance sheets at March 31, 2010 and September 30, 2009 reflect consolidated inventory not owned of $49.0 million and $53.0 million, respectively. We consolidated $39.6 million and $42.8 million of lot option agreements as consolidated inventory not owned pursuant to ASC 470 as of March 31, 2010 and September 30, 2009, respectively. In addition, as of March 31, 2010 and September 30, 2009, we recorded $9.4 million and $10.2 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with SFAS 49, Product Financing Arrangements. Obligations related to consolidated inventory not owned totaled $30.2 million at March 31, 2010 and $26.4 million at September 30, 2009. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.
(5) Interest
Our ability to capitalize all interest incurred during the three and six months ended March 31, 2010 and 2009 has been limited by the reduction in our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Capitalized interest in inventory, beginning of period	$38,970	$45,431	$38,338	$45,977
Interest incurred	32,236	33,332	65,416	67,253
Capitalized interest impaired	(464)	(1,416)	(1,096)	(1,953)
Interest expense not qualified for capitalization and included as other expense	(19,565)	(21,022)	(40,097)	(42,259)
Capitalized interest amortized to house construction and land sales expenses	(10,070)	(10,859)	(21,454)	(23,552)

Capitalized interest in inventory, end of period	$41,107	$45,466	$41,107	$45,466

(6) Earnings Per Share and Equity Transactions
Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March		Six Months Ended March
	31,		31,
	2010	2009	2010	2009
Income (loss) from continuing operations	$6,244	$(108,739)	$50,779	$(187,898)
Loss (income) from discontinued operations, net of tax	(946)	(6,184)	2,518	(7,300)

Net income (loss)	$5,298	$(114,923)	$53,297	$(195,198)

Weighted average number of shares outstanding — basic	58,314	38,662	48,463	38,627
Basic earnings (loss) per share from continuing operations	$0.11	$(2.81)	$1.05	$(4.86)
Basic (loss) earnings per share from discontinued operations	$(0.02)	$(0.16)	$0.05	$(0.19)
Basic earnings (loss) per share	$0.09	$(2.97)	$1.10	$(5.05)

Diluted:
Interest on convertible debt -net of taxes	$660	$—	$3,008	$—

Income (loss) from continuing operations for diluted EPS	$6,904	$(108,739)	$53,787	$(187,898)
(Loss) income from discontinued operations, net of tax for diluted EPS	(946)	(6,184)	2,518	(7,300)

Income (loss) for diluted EPS	$5,958	$(114,923)	$56,305	$(195,198)

Weighted average number of shares outstanding — basic	58,314	38,662	48,463	38,627
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	10,833	—	8,470	—
Options to aquire common stock	—	—	—	—
Contingent shares (performance based stock)	—	—	—	—
Nonvested restricted stock	—	—	—	—

Weighted average number of shares outstanding — diluted	69,147	38,662	56,933	38,627

Diluted earnings (loss) per share from continuing operations	$0.10	$(2.81)	$0.94	$(4.86)
Diluted (loss) earnings per share from discontinued operations	$(0.01)	$(0.16)	$0.05	$(0.19)
Diluted earnings (loss) per share	$0.09	$(2.97)	$0.99	$(5.05)
In computing diluted earnings per share for the three and six months ended March 31, 2010, options/SSARs to purchase 1.6 million and 1.8 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. In computing diluted loss per share for the three and six months ended March 31, 2009, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect.
On November 18, 2005, our Board of Directors authorized a stock repurchase plan of up to ten million shares of our common stock. During the three and six months ended March 31, 2010 and 2009 we did not repurchase any shares. At March 31, 2010, there are approximately 5.4 million additional shares available for purchase pursuant to the plan; however, our repurchase program is suspended and any resumption of such program will be at the discretion of the Board of Directors and as allowed by our debt covenants and is unlikely in the foreseeable future.
Effective January 7, 2010, we amended our Section 382 Stockholder Rights Plan (the Rights Plan) to advance its expiration date to January 7, 2010. As a result, the Rights Plan is no longer in effect.
On January 12, 2010, we closed on our underwritten public offering of 22,425,000 shares of Beazer common stock. The Company utilized 3.4 million shares of treasury stock and received net proceeds of $97.9 million from the offering, after underwriting discounts, commissions and transaction expenses.

(7) Borrowings
At March 31, 2010 and September 30, 2009 we had the following long-term debt (in thousands):

		March 31,	September 30,
	Maturity Date	2010	2009
Secured Revolving Credit Facility	July 2011	$—	$—
8 5/8% Senior Notes*	May 2011	—	127,254
8 3/8% Senior Notes*	April 2012	303,599	303,599
Mandatory Convertible Subordinated Notes	January 15, 2013	57,500	—
6 1/2% Senior Notes*	November 2013	164,473	164,473
6 7/8% Senior Notes*	July 2015	209,454	209,454
8 1/8% Senior Notes*	June 2016	180,879	180,879
12% Senior Secured Notes*	October 2017	250,000	250,000
4 5/8% Convertible Senior Notes*	June 2024	154,500	154,500
Junior subordinated notes	July 2036	46,436	103,093
Other secured notes payable	Various Dates	11,168	12,543
Model home financing obligations	Various Dates	6,297	30,361
Unamortized debt discounts		(25,353)	(27,257)

Total		$1,358,953	$1,508,899

*	Collectively, the “Senior Notes”
Secured Revolving Credit Facility —On August 5, 2009, we entered into an amendment to our Secured Revolving Credit Facility that reduced the size of the facility to $22 million. The Secured Revolving Credit Facility is provided by one lender. The Secured Revolving Credit Facility provides for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of March 31, 2010, we have elected to cash collateralize all letters of credit; however we have pledged approximately $1.0 billion of inventory assets to our revolving credit facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of March 31, 2010 or September 30, 2009.
We entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit that had been under our prior revolving credit facility and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our revolving credit facility provide a total letter of credit capacity of approximately $97 million. As of March 31, 2010, we have secured letters of credit using cash collateral in restricted accounts totaling $42.4 million. The Company may enter into additional arrangements to provide additional letter of credit capacity.
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
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At March 31, 2010, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, each indenture (other than the indentures governing the convertible Senior Notes and the Senior Secured Notes) requires us to offer to purchase 10% of each series of Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets as defined) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $117.5 million of notes, based on the original amounts of the applicable notes; however, this amount may be reduced by certain Senior Note repurchases (potentially at less than par) made after the triggering date.

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
During the quarter ended March 31, 2010, we completed an offer to exchange substantially all of the $250 million 12% Senior Secured Notes due 2017 (the Senior Secured Notes), which were registered under the Securities Act of 1933. These notes were originally issued at a price of 89.5% of their face amount (before underwriting and other issuance costs). Interest on the Senior Secured Notes is payable semi-annually in cash in arrears, commencing April 15, 2010. The Senior Secured Notes were issued under an indenture, dated as of September 11, 2009. The indenture contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on assets of the Company. Upon a change of control, as defined, the indenture requires us to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. If we sell certain assets and do not reinvest the net proceeds in compliance with the indenture, then we must use the net proceeds to offer to repurchase the Senior Secured Notes at 100% of their principal amount, plus accrued and unpaid interest.
On January 8, 2010, we redeemed our 8 5/8% Senior Notes due 2011 at par totaling $127.3 million. This redemption resulted in a loss on debt extinguishment of $0.9 million due primarily to the acceleration of debt discount and issuance costs.
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
As of March 31, 2010, we were in compliance with all covenants under our Senior Notes.
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
On January 15, 2010, we completed an exchange of $75 million of our trust preferred securities issued by Beazer Capital Trust I for a new issue of $75 million of junior subordinated notes due July 30, 2036 issued by the Company (the New Junior Notes). The exchanged trust preferred securities and the related junior subordinated notes issued in 2006 have been cancelled effective January 15, 2010. The material terms of the New Junior Notes are identical to the terms of the original trust securities except that when the New Junior Notes change from a fixed rate to a variable rate in August 2016, the variable rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, the Company now has the option to redeem the New Junior Notes beginning on June 1, 2012 at 75% of par value and beginning on June 1, 2022, the redemption price of 75% of par value will increase by 1.785% per year.
The aforementioned exchange has been accounted for as an extinguishment of debt and, as such, the New Junior Notes were recorded at their estimated fair value at the exchange date. Over the remaining life of the New Junior Notes, we will increase their carrying value until this carrying value equals the face value of the notes. We have recorded a pre-tax gain on extinguishment of $53.6 million in connection with this exchange.

Mandatory Convertible Subordinated Notes — On January 12, 2010, we issued $57.5 million aggregate principal amount of 7 1/2% Mandatory Convertible Subordinated Notes due 2013 (the Mandatory Convertible Subordinated Notes). Interest on the Mandatory Convertible Subordinated Notes is payable quarterly in cash in arrears, commencing April 15, 2010. Holders of the Mandatory Convertible Subordinated Notes have the right to convert their notes, in whole or in part, at any time prior to maturity, into shares of our common stock at a variable conversion rate based on the price of our stock. The conversion rate will range from 4.4547 to 5.4348 shares per $25 principal amount of notes. On the stated maturity date, the Mandatory Convertible Subordinated Notes, unless previously converted, will automatically convert into shares of our common stock, based on the conversion rate applicable on that date.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of March 31, 2010 and September 30, 2009, we had outstanding notes payable of $11.2 million and $12.5 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2011 and had fixed rates ranging from 8.0% to 9.0% at March 31, 2010. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
Model Home Financing Obligations — Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $6.3 million and $30.4 million of debt as of March 31, 2010 and September 30, 2009, respectively, related to these “financing” transactions. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 4.7% as of March 31, 2010, and expire at various times through 2015. The model homes financed in these transactions are recorded as inventory until such homes are sold to the ultimate homebuyer and the related financing obligation is repaid. At such time, we recognize revenue and related costs, and the inventory associated with the model homes and the model home financing obligations are reduced. The sale transaction above is reflected as cash provided by operating activities and the reduction in the model home financing obligation is presented as cash used in financing activities in the accompanying unaudited condensed consolidated statements of cash flows.
(8) Income Taxes
Due to The Worker, Homeownership and Business Assistance Act of 2009 which allowed us to carry back a portion of our fiscal 2009 federal tax losses, on December 17, 2009, the Company filed an application for a federal income tax refund of approximately $101 million. This carryback allowed us to claim a refund of taxes paid in prior years and to monetize a deferred tax asset that had previously had a valuation allowance recorded against it. During the period ending March 31, 2010, the Company received the $101 million proceeds from the carryback claim.
During fiscal 2008, the Company established a valuation allowance for substantially all of our deferred tax assets. We have not changed our assessment regarding the recoverability of the remaining deferred tax assets and we still believe that a valuation allowance is needed for substantially all of our deferred tax assets. As of March 31, 2010, our deferred tax valuation allowance was $373.4 million. In future periods, the allowance could be reduced based on sufficient evidence indicating that more likely than not a portion or all of the Company’s deferred tax assets will be realized.
The Company has conducted an analysis of whether an ‘ownership change’ occurred under Internal Revenue Code Section 382 (Section 382). The Company has determined that an ‘ownership change’ under Section 382 did occur as of January 12, 2010. The Company continues to analyze the impact to the Company’s deferred tax assets; however, the Company does not anticipate this ownership change will result in a material change to its carrying value of its deferred tax assets.
Our tax benefit from continuing operations of $1.7 million and $95.7 million for the three and six months ended March 31, 2010, primarily resulted from the enacted tax legislation that allowed us to carry back a portion of our fiscal 2009 federal tax losses and claim a refund on prior year taxes paid. The principal difference between our effective rate and the U.S. federal statutory rate for the three and six months ended March 31, 2010 relates to the carryback of federal tax losses and valuation allowance.
During the second quarter of fiscal 2010, there have been no material changes to the components of the Company’s total unrecognized tax benefits, including any amount which, if recognized, would affect the Company’s effective tax rate.

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
As of March 31, 2010, our warranty reserves includes an estimate for the repair of less than 50 homes in southwest Florida where certain of our subcontractors installed defective Chinese drywall in homes that were delivered during our 2006 and 2007 fiscal years. We have begun repairs of a number of these homes and are inspecting additional homes in order to determine whether they also contain the defective Chinese drywall. The outcome of these inspections may require us to increase our warranty reserve in the future. However, the amount of additional liability, if any, is not reasonably estimable. In addition, the Company has been named as defendants in a number of legal actions related to Chinese drywall (see Other Matters below).
As a result of our analyses, we adjust our estimated warranty liabilities. While we believe that our warranty reserves are adequate as of March 31, 2010, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Balance at beginning of period	$28,360	$36,888	$30,100	$40,822
Accruals for warranties issued	1,457	1,523	2,763	2,880
Changes in liabilty related to warranties existing in prior periods	161	(1,818)	(48)	(2,414)
Payments made	(3,312)	(4,214)	(6,149)	(8,909)

Balance at end of period	$26,666	$32,379	$26,666	$32,379

Litigation
Derivative Shareholder Actions. Certain of Beazer Homes’ current and former officers and directors were named as defendants in two derivative shareholder suits filed on April 16, 2007 and August 29, 2007 in the United States District Court for the Northern District of Georgia, which were subsequently consolidated. Beazer Homes is named as a nominal defendant. The amended consolidated complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched, and seeks an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. The parties have settled the lawsuit and the settlement has been approved by the court. Under the terms of the settlement, the action was dismissed with prejudice, and the Company and all other defendants do not admit any liability. Pursuant to the terms of the settlement, the Company acknowledged that the pendency of the derivative action was a factor in the Company’s adoption of various corporate governance reforms and remedial measures, all of which have previously been disclosed, and agreed that plaintiffs’ counsel would receive attorney’s fees not to exceed $950,000, which was funded by insurance proceeds. Based on the terms of the settlement, as of March 31, 2010, no accrual was recorded related to this action.
ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (ERISA), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently making similar allegations and the court consolidated these five lawsuits. The consolidated amended complaint names as defendants Beazer Homes, our chief executive officer, certain current and former directors of the Company, including the members of the Compensation Committee of the Board of Directors, and certain employees of the Company who acted as members of the Company’s 401(k) Committee. On October 10, 2008, the Company and the other defendants filed a motion to dismiss the consolidated amended complaint. The court granted the defendants’ motion to dismiss on two of the plaintiffs’ five claims but allowed the plaintiffs to proceed with the three other claims. The Company intends to vigorously defend against these actions. Given the inherent uncertainties in this litigation, as of March 31, 2010, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (RESPA) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants moved to dismiss the Complaint on June 4, 2008. On July 25, 2008, in lieu of a response to the motion to dismiss, plaintiff filed an amended complaint which the Company moved to dismiss. The magistrate judge recommended that the district court grant the defendants’ motion to dismiss the RESPA claim but deny the motion to dismiss the § 75-1.1 claim and on March 8, 2010, the court adopted the magistrate judge’s report and recommendation in full. The parties have reached a tentative agreement to settle the lawsuit, which will be partially funded by insurance proceeds and is subject to court approval. Under the terms of the settlement, the action will be dismissed with prejudice, and the Company and all other defendants will not admit any liability. However, the Company has determined that it is probable that a liability exists related to this matter and has accordingly recorded an accrual consistent with our accrual policy for such matters. The amount of such accrual is not material to the Company’s financial position or results of operations and is included in the total litigation accrual discussed below.
Beazer Homes Corp. and Beazer Mortgage Corporation are also named defendants in a lawsuit filed on July 3, 2007, in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The complaint was filed on behalf of individual homeowners who purchased homes from Beazer in Mecklenburg County and alleges certain deceptive conduct by the defendants and brings various claims under North Carolina statutory and common law, including a claim for punitive damages. The case was assigned to the docket of the North Carolina Business Court. The plaintiffs filed four amended complaints, and the Company filed a motion to dismiss each of the complaints filed by the plaintiffs. With the exception of all claims of one plaintiff and one claim as to all plaintiffs, which claims have now been dismissed, the court denied the defendants’ motion to dismiss. The parties have settled the lawsuit and a portion of the settlement amount will be funded through insurance proceeds. The amount of the settlement payment is not material to the Company’s financial position or results of operations. Under the terms of the settlement, the action will be dismissed with prejudice, and the Company and all other defendants do not admit any liability.
Beazer Homes and several subsidiaries were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999, to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’

fees and costs. Defendants removed the action to federal court and plaintiffs filed a Second Amended Complaint which substituted new named-plaintiffs. The Company filed a motion to dismiss the Second Amended Complaint, which the federal court granted in part. The federal court dismissed the sole federal claim, declined to rule on the state law claims, and remanded the case to the Superior Court of Placer County. The Company filed a supplemental motion to dismiss/demurrer regarding the remaining state law claims in the Second Amended Complaint and the state court sustained defendants’ demurrer but granted the plaintiffs leave to amend their claims. Plaintiffs thereafter filed a Third Amended Complaint which defendants removed to federal court based on the presence of a federal question and pursuant to the Class Action Fairness Act and thereafter moved to dismiss. Plaintiffs filed a motion to remand the case. The federal court granted the plaintiffs’ motion and remanded the case to the Superior Court of Placer County. The defendants filed a petition with the U.S. Court of Appeals for the Ninth Circuit for permission to appeal the remand order and a demurrer in state court as to all counts of the Third Amended Complaint. The Company intends to continue to vigorously defend against the action. Given the inherent uncertainties in this litigation, as of March 31, 2010, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
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
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of the deferred prosecution agreement (DPA), the Company’s liability for fiscal 2010 will be equal to the greater of $1 million or 4% of the Company’s adjusted EBITDA (as defined in the DPA) and in each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as described in Note 9) will also be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million of which $14 million was paid during fiscal 2009. As of March 31, 2010, we have accrued $2.0 million for fiscal 2010 obligations under the DPA and HUD agreements. While we believe that our accrual for this liability is adequate as of March 31, 2010, positive adjusted EBITDA results in future years will require us to increase our accrual and incur additional expense in the future.
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our communities completed or under construction. The EPA has since requested information on additional communities and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of March 31, 2010, no monetary penalties had been imposed in connection with such Administrative Orders. Consistent with its approach with other homebuilders, the EPA has contacted the Company about a possible resolution of these issues. Settlement negotiations are proceeding. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.
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

On June 3, 2009, a purported class action complaint was filed by the owners of one of our homes in our Magnolia Lakes’ community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was filed in the Circuit Court for Lee County, Florida on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney’s fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. The Company believes that the claims asserted in this complaint are governed by its home warranty or are without merit. Accordingly, the Company intends to vigorously defend against this litigation. Given the inherent uncertainties in this litigation, as of March 31, 2010, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
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
We have accrued $17.3 million and $19.7 million in other liabilities related to these matters as of March 31, 2010 and September 30, 2009, respectively.
The lender of one of our unconsolidated joint ventures has filed individual lawsuits against some of the joint venture partners and certain of those partners’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. We are a 2.58% partner in this joint venture (see Note 3 for additional information). In addition, one member of the joint venture has filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members have failed to perform under the applicable membership agreements. The arbitration proceeding in this matter was held in February 2010. In both matters, an estimate of possible loss or range of loss if any, cannot presently be made. Given the inherent uncertainties and complexities in the litigation and the arbitration, as of March 31, 2010, no accrual has been recorded, as losses, if any, related to these matters are not both probable and reasonably estimable.
We had outstanding letters of credit and performance bonds of approximately $41.0 million and $201.2 million, respectively, at March 31, 2010 related principally to our obligations to local governments to construct roads and other improvements in various developments. Our outstanding letters of credit include $3.8 million relating to our land option contracts discussed in Note 4.
(10) Fair Value Measurements
ASC 820 Fair Value Measurement and Disclosures provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. ASC 820 includes provisions that require expanded disclosure of the effect on earnings for items measured using unobservable data.
Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. ASC 820 establishes a fair value hierarchy as follows: Level 1 — Quoted prices in active markets for identical assets or liabilities; Level 2 — Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 — Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability. The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during fiscal year 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Development projects in progress	$—	$—	$43,315	$43,315
Land held for sale	—	—	2,039	2,039
Investments in unconsolidated joint ventures	—	—	4,060	4,060
As previously disclosed, we review our long-lived assets, including inventory for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. During the three and six months ended March 31, 2010, we recorded total inventory impairments of $10.2 million and $17.9 million for development projects in progress and total inventory impairments for land held for sale of $0.1 million and $1.2 million, respectively. See Notes 1, 3 and 4 for additional information related to the fair value accounting for the assets listed above.
The fair values of our investments in unconsolidated joint ventures are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. During the three and six months ended March 31, 2010, we recorded the writedown of our investment in certain of our unconsolidated joint ventures of $8.8 million and $11.5 million, respectively, $2.7 million of which is included in loss from discontinued operations, net of tax in the accompanying unaudited condensed consolidated statement of operations.
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

	As of March 31, 2010		As of September 30, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior Notes	$1,237,552	$1,246,703	$1,362,902	$1,200,612
Mandatory Convertible Subordinated Notes	57,500	61,525	—	—
Junior Subordinated Notes	46,436	46,436	103,093	52,377

	$1,341,488	$1,354,664	$1,465,995	$1,252,989

The estimated fair values shown above for our publicly held Senior Notes have and Mandatory Convertible Subordinated Notes been determined using quoted market rates. The fair value of our publicly held junior subordinated notes is estimated by discounting scheduled cash flows through maturity. The discount rate is estimated using market rates currently being offered on loans with similar terms and credit quality. Judgment is required in interpreting market data to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenue
West	$82,246	$73,683	$170,126	$177,100
East	87,482	71,795	185,214	144,986
Southeast	28,089	40,834	60,881	81,907
Financial Services	368	312	748	800

Total	$198,185	$186,624	$416,969	$404,793

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Operating income (loss)
West	$769	$(20,434)	$3,720	$(26,680)
East	5,959	(10,413)	11,250	(13,837)
Southeast	(6,917)	(14,724)	(7,368)	(16,669)
Financial Services	190	68	380	56

Segment total	1	(45,503)	7,982	(57,130)

Corporate and unallocated (a)	(21,575)	(47,263)	(59,468)	(97,096)

Total operating loss	(21,574)	(92,766)	(51,486)	(154,226)

Equity in loss of unconsolidated joint ventures	(8,779)	(8,356)	(8,822)	(9,763)
Gain on extinguishment of debt	52,946	—	52,946	—
Other expense, net	(18,037)	(19,238)	(37,568)	(37,423)

Loss from continuing operations before income taxes	$4,556	$(120,360)	$(44,930)	$(201,412)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Depreciation and amortization
West	$1,245	$1,256	$2,507	$2,771
East	594	1,772	1,659	2,535
Southeast	352	325	842	641
Financial Services	—	1	1	9

Segment total	2,191	3,354	5,009	5,956

Corporate and unallocated (a)	556	982	1,162	2,018

Consolidated total	$2,747	$4,336	$6,171	$7,974

	March 31,	September 30,
	2010	2009
Assets
West	$650,138	$664,857
East	414,878	428,673
Southeast	184,771	182,155
Financial Services	36,142	35,720
Corporate and unallocated (b)	703,904	680,047
Discontinued operations	35,137	37,958

Consolidated total	$2,024,970	$2,029,410

	Six Months Ended March 31,
	2010	2009
Capital Expenditures
West	$1,626	$974
East	788	925
Southeast	272	657
Corporate and unallocated	693	885

Consolidated total	$3,379	$3,441

(a)	Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. For the six months ended March 31, 2009, corporate and unallocated includes $16.1 million of goodwill impairments.

(b)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other corporate items that are not allocated to the segments.
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

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
March 31, 2010
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

ASSETS
Cash and cash equivalents	$523,810	$3,782	$359	$(3,483)	$524,468
Restricted cash	42,446	808	—	—	43,254
Accounts receivable (net of allowance of $3,777)	—	33,621	23	—	33,644
Income tax receivable	8,763	—	—	—	8,763
Owned inventory	—	1,269,265	—	—	1,269,265
Consolidated inventory not owned	—	49,025	—	—	49,025
Investments in unconsolidated joint ventures	773	20,655	—	—	21,428
Deferred tax assets, net	7,770	—	—	—	7,770
Property, plant and equipment, net	—	23,450	—	—	23,450
Investments in subsidiaries	270,238	—	—	(270,238)	—
Intercompany	915,289	(922,578)	3,806	3,483	—
Other assets	25,502	13,313	5,088	—	43,903

Total assets	$1,794,591	$491,341	$9,276	$(270,238)	$2,024,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$71,499	$—	$—	$71,499
Other liabilities	93,204	113,238	4,697	—	211,139
Intercompany	449	—	(449)	—	—
Obligations related to consolidated inventory not owned	—	30,226	—	—	30,226
Senior Notes (net of discounts of $25,353)	1,237,552	—	—	—	1,237,552
Mandatory Convertible Subordinated Notes	57,500	—	—	—	57,500
Junior Subordinated Notes	46,436	—	—	—	46,436
Other secured notes payable	—	11,168	—	—	11,168
Model home financing obligations	6,297	—	—	—	6,297

Total liabilities	1,441,438	226,131	4,248	—	1,671,817

Stockholders’ equity	353,153	265,210	5,028	(270,238)	353,153

Total liabilities and stockholders’ equity	$1,794,591	$491,341	$9,276	$(270,238)	$2,024,970

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

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Three Months Ended March 31, 2010
Total revenue	$—	$197,904	$281	$—	$198,185

Home construction and land sales expenses	10,070	151,903	—	—	161,973
Inventory impairments and option contract abandonments	464	9,706	—	—	10,170

Gross (loss) profit	(10,534)	36,295	281	—	26,042

Selling, general and administrative expenses	—	44,831	38	—	44,869
Depreciation and amortization	—	2,747	—	—	2,747

Operating (loss) income	(10,534)	(11,283)	243	—	(21,574)
Equity in loss of unconsolidated joint ventures	—	(8,779)	—	—	(8,779)
Gain on extinguishment of debt	52,670	276	—	—	52,946
Other (expense) income, net	(19,565)	1,506	22	—	(18,037)

Income (loss) before income taxes	22,571	(18,280)	265	—	4,556
Provision for (benefit from) income taxes	8,521	(10,303)	94	—	(1,688)
Equity in loss of subsidiaries	(7,806)	—	—	7,806	—

Income (loss) from continuing operations	6,244	(7,977)	171	7,806	6,244
Loss from discontinued operations	—	(946)	—	—	(946)
Equity in loss of subsidiaries	(946)	—	—	946	—

Net income (loss)	$5,298	$(8,923)	$171	$8,752	$5,298

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Six Months Ended March 31, 2010
Total revenue	$—	$415,732	$1,237	$—	$416,969

Home construction and land sales expenses	21,454	331,155	—	—	352,609
Inventory impairments and option contract abandonments	1,096	17,901	—	—	18,997

Gross (loss) profit	(22,550)	66,676	1,237	—	45,363
Selling, general and administrative expenses	—	90,609	69	—	90,678
Depreciation and amortization	—	6,171	—	—	6,171
Goodwill impairment	—	—	—	—	—

Operating (loss) income	(22,550)	(30,104)	1,168	—	(51,486)
Equity in loss of unconsolidated joint ventures	—	(8,822)	—	—	(8,822)
Gain on extinguishment of debt	52,670	276	—	—	52,946
Other (expense) income, net	(40,097)	2,485	44	—	(37,568)

(Loss) income before income taxes	(9,977)	(36,165)	1,212	—	(44,930)
(Benefit from) provision for income taxes	(3,766)	(92,368)	425	—	(95,709)
Equity in (loss) income of subsidiaries	56,990	—	—	(56,990)	—

Income (loss) from continuing operations	50,779	56,203	787	(56,990)	50,779
Income from discontinued operations	—	2,518	—	—	2,518
Equity in income of subsidiaries	2,518	—	—	(2,518)	—

Net income (loss)	$53,297	$58,721	$787	$(59,508)	$53,297

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Three Months Ended March 31, 2009
Total revenue	$—	$186,518	$106	$—	$186,624
Home construction and land sales expenses	10,859	155,022	—	—	165,881
Inventory impairments and option contract abandonments	1,416	41,513	—	—	42,929

Gross (loss) profit	(12,275)	(10,017)	106	—	(22,186)
Selling, general and administrative expenses	—	66,211	33	—	66,244
Depreciation and amortization	—	4,336	—	—	4,336

Operating (loss) income	(12,275)	(80,564)	73	—	(92,766)
Equity in loss of unconsolidated joint ventures	—	(8,356)	—	—	(8,356)
Other (expense) income, net	(21,022)	1,794	(10)	—	(19,238)

(Loss) income before income taxes	(33,297)	(87,126)	63	—	(120,360)
(Benefit from) provision for income taxes	(12,130)	480	29	—	(11,621)
Equity in (loss) income of subsidiaries	(87,572)	—	—	87,572	—

(Loss) income from continuing operations	(108,739)	(87,606)	34	87,572	(108,739)
Loss from discontinued operations	—	(6,184)	—	—	(6,184)
Equity in loss of subsidiaries	(6,184)	—	—	6,184	—

Net (loss) income	$(114,923)	$(93,790)	$34	$93,756	$(114,923)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Six Months Ended March 31, 2009
Total revenue	$—	$404,457	$336	$—	$404,793
Home construction and land sales expenses	23,552	335,847	—	—	359,399
Inventory impairments and option contract abandonments	1,953	53,366	—	—	55,319

Gross (loss) profit	(25,505)	15,244	336	—	(9,925)
Selling, general and administrative expenses	—	120,091	93	—	120,184
Depreciation and amortization	—	7,974	—	—	7,974
Goodwill impairment	—	16,143	—	—	16,143

Operating (loss) income	(25,505)	(128,964)	243	—	(154,226)
Equity in loss of unconsolidated joint ventures	—	(9,763)	—	—	(9,763)
Other (expense) income, net	(42,259)	4,840	(4)	—	(37,423)

(Loss) income before income taxes	(67,764)	(133,887)	239	—	(201,412)
(Benefit from) provision for income taxes	(24,686)	11,071	101	—	(13,514)
Equity in (loss) income of subsidiaries	(144,820)	—	—	144,820	—

(Loss) income from continuing operations	(187,898)	(144,958)	138	144,820	(187,898)

Loss from discontinued operations	—	(7,300)	—	—	(7,300)
Equity in loss of subsidiaries	(7,300)	—	—	7,300	—

Net (loss) income	$(195,198)	$(152,258)	$138	$152,120	$(195,198)

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Cash Flow Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
For the six months ended March 31, 2010	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Net cash (used in) provided by operating activities	$(42,936)	$67,685	$(2,467)	$—	$22,282

Cash flows from investing activities:
Capital expenditures	—	(3,379)	—	—	(3,379)
Investments in unconsolidated joint ventures	—	(4,862)	—	—	(4,862)
Increase in restricted cash	(22,156)	(807)	—	—	(22,963)
Decrease in restricted cash	28,036	1,134	—	—	29,170
Distributions from unconsolidated joint ventures	—	—	—	—	—

Net cash provided by (used in) investing activities	5,880	(7,914)	—	—	(2,034)

Cash flows from financing activities:
Repayment of other secured notes payable	—	(1,375)	—	—	(1,375)
Repurchase of Senior Notes	(127,254)	—	—	—	(127,254)
Repayment of model home financing obligations	(23,788)	—	—	—	(23,788)
Mandatory Convertible Issued	57,500	—	—	—	57,500
Debt issuance costs	(3,912)	—	—	—	(3,912)
Common stock redeemed	(134)	—	—	—	(134)
Common stock issued	97,901	—	—	—	97,901
Tax benefit from stock transactions	(2,057)	—	—	—	(2,057)
Advances to/from subsidiaries	66,918	(66,096)	(89)	(733)	—

Net cash (used in) provided by financing activities	65,174	(67,471)	(89)	(733)	(3,119)

Increase (decrease) in cash and cash equivalents	28,118	(7,700)	(2,556)	(733)	17,129
Cash and cash equivalents at beginning of period	495,692	11,482	2,915	(2,750)	507,339

Cash and cash equivalents at end of period	$523,810	$3,782	$359	$(3,483)	$524,468

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
For the six months ended March 31, 2009	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Net cash provided by (used in) operating activities	$112,727	$(98,039)	$1,893	$—	$16,581

Cash flows from investing activities:
Capital expenditures	—	(3,441)	—	—	(3,441)
Investments in unconsolidated joint ventures	—	(4,189)	—	—	(4,189)
Increase in restricted cash	(21,283)	(166)	(2)	—	(21,451)
Decrease in restricted cash	9,962	256	—	—	10,218

Net cash used in investing activities	(11,321)	(7,540)	(2)	—	(18,863)

Cash flows from financing activities:
Repayment of other secured notes payable	—	(992)	—	—	(992)
Repayment of model home financing obligations	(18,699)	—	—	—	(18,699)
Debt issuance costs	(1,018)	—	—	—	(1,018)
Common stock redeemed	(19)	—	—	—	(19)
Tax benefit from stock transactions	(1,797)	—	—	—	(1,797)
Advances to/from subsidiaries	(95,325)	93,607	50	1,668	—

Net cash (used in) provided by financing activities	(116,858)	92,615	50	1,668	(22,525)

(Decrease) increase in cash and cash equivalents	(15,452)	(12,964)	1,941	1,668	(24,807)
Cash and cash equivalents at beginning of period	575,856	14,806	5	(6,333)	584,334

Cash and cash equivalents at end of period	$560,404	$1,842	$1,946	$(4,665)	$559,527

(13) Discontinued Operations
On February 1, 2008, the Company determined that it would discontinue its mortgage origination services through Beazer Mortgage Corporation (BMC). In February 2008, the Company entered into a new marketing services arrangement with a major financial institution, whereby the Company would market this institution as the preferred mortgage provider to its customers.
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
We have classified the results of operations of BMC and our exit markets as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. Discontinued operations were not segregated in the unaudited condensed consolidated balance sheets or statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of operations. The results of operations of the BMC and the exit markets classified as discontinued operations in the unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2010 and 2009 were as follows ( in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Total revenue	$150	$1,699	$700	$15,894
Home construction and land sales expenses	456	2,017	1,154	14,345
Inventory impairments and lot option abandonments	109	8,826	159	9,145

Gross loss	(415)	(9,144)	(613)	(7,596)
Selling, general and administrative expenses	597	956	1,570	3,457
Depreciation and amortization	—	3	—	148

Operating loss	(1,012)	(10,103)	(2,183)	(11,201)
Equity in income (loss) of unconsolidated joint ventures	—	15	(2,731)	9
Gain on extinguishment of debt	—	3,574	—	3,574
Other income (expense), net	24	(57)	74	(139)

Loss from discontinued operations before income taxes	(988)	(6,571)	(4,840)	(7,757)
Benefit from income taxes	(42)	(387)	(7,358)	(457)

Loss (income) from discontinued operations, net of tax	$(946)	$(6,184)	$2,518	$(7,300)

Assets and liabilities from discontinued operations at March 31, 2010 and September 30, 2009, which relates to BMC and the exit markets, consist of the following (in thousands):

	March 31,	September 30,
	2010	2009
ASSETS
Accounts receivable	$375	$979
Inventory	34,364	33,861
Other	398	3,118

Assets of discontinued operations	$35,137	$37,958

LIABILITIES
Trade accounts payable and other liabilities	$4,413	$5,719
Accrued warranty expenses	5,508	6,486

Liabilities of discontinued operations	$9,921	$12,205

(14) Subsequent Events
On April 13, 2010, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved an increase in the number of authorized common shares from 80 million to 180 million shares. At the same meeting, our stockholders also approved the Beazer 2010 Equity Incentive Plan.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
The homebuilding environment has suffered extensively during the recession of the past several years. Declining levels of employment and consumer confidence due to our slowing national economy led to increased home mortgage delinquencies, foreclosures and an excessive supply of new and existing homes for sale. While the homebuilding environment shows some signs of improving conditions, we see homebuyers caught between the factors that favor a resumption of growth in the new home market, namely attractive interest rates, historically high affordability and recent signs of home price stabilization, and factors that weigh against a meaningful recovery in the new home market the near-term, namely elevated unemployment, the high level of foreclosures in the marketplace and the threat of rising mortgage rates.
Our year-to-date fiscal 2010 financial results are better than the comparable periods in the prior year; yet they still reflect the extremely difficult economic and home building conditions that our industry has faced over the past few years. We experienced some moderation in the negative market trends that have plagued the industry as interest rates have remained attractive and housing affordability reached historically high levels. We have also benefitted from the impending expiration of the homebuyer tax credit in April 2010 which may have incentivized certain homebuyers to accelerate purchases into the first half of our fiscal 2010. We cannot fully anticipate the impact the expiration of the tax credit will have on future home sales, or to the extent that our year-to-date improvement in sales reflected a “pulling forward” of demand. As such, the seasonality of our new order pattern this year is likely to be somewhat different than what we have experienced in prior years. Although an improvement in employment conditions and further stability in home prices could improve buyer confidence and consequently sustain or generate higher new home orders compared to the prior year despite the tax credit expiration, we currently expect that the second half of fiscal 2010 will continue to pose challenges for us. We expect the level of land and land development expenditures during fiscal 2010 to be similar to those of the prior year, however, changes in market conditions could effect this expectation.
We have responded to this challenging environment with a disciplined approach to the business including significant reductions in direct construction costs, overhead expenses and land spending and limiting our supply of unsold homes under construction, significantly reduced our land acquisition and development investments and generated and preserved a significant cash balance. In January 2010, we further improved our capitalization with the issuance of $57.5 million of 7.5% Mandatory Convertible Subordinated Notes, an offering of 22,425,000 shares of common stock and a redemption in full of our outstanding 8 5/8% senior notes due 2011. We also completed a partial exchange of $75 million of our Junior Subordinated Notes due 2036 (see Notes 6 and 7 to the unaudited condensed consolidated financial statements), for which we recorded a gain of $53.6 million. As a result of these transactions and our fiscal year-to-date results from operations, our stockholders’ equity increased from $196.6 million as of September 30, 2009 to $353.2 million as of March 31, 2010. Tangible Net Worth (stockholders’ equity less certain intangible assets, as defined in our Senior Notes’ indentures) also increased, by $161.3 million to $298.3 million at March 31, 2010.

In addition, we have recently purchased and will continue to purchase select land positions where it makes economic and strategic sense to do so. Given the ongoing financing challenges facing smaller and private homebuilders, we expect to be able to opportunistically pursue distressed assets. However, due to the financial strength of certain of our competitors we may face challenges in competing to purchase these distressed assets.
As of March 31, 2010, one of our joint ventures is in default under its debt agreements. Although neither the Company nor any of its subsidiaries is the borrower of the debt incurred by the respective joint ventures, we have issued guarantees of various types with respect to certain of these joint ventures. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. The estimated maximum exposure related to our debt repayment guarantees was $15.8 million at March 31, 2010. See Note 3 to the unaudited condensed consolidated financial statements.
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
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, beginning in the second half of fiscal 2006 and continuing through the third quarter of fiscal 2009, we continued to experience challenging conditions in most of our markets which contributed to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations. In addition, the availability of the $8,000 First Time Homebuyer Tax Credit for homes sold, which continues through April 30, 2010, appears to have incentivized certain homebuyers to purchase homes during the second half of fiscal 2009 and the first half of fiscal 2010 and may continue to do so through the April 30, 2010, thereby further reducing typical seasonal variations.

RESULTS OF CONTINUING OPERATIONS:

	Quarter Ended March 31,		Six Months Ended March 31,
($ in thousands)	2010	2009	2010	2009
Revenues:
Homebuilding	$197,428	$186,312	$411,352	$403,443
Land sales and other	389	—	4,869	550
Financial Services	368	312	748	800

Total	$198,185	$186,624	$416,969	$404,793

Gross profit (loss):
Homebuilding	$24,208	$(22,493)	$42,379	$(10,710)
Land sales and other	1,466	(5)	2,236	(15)
Financial Services	368	312	748	800

Total	$26,042	$(22,186)	$45,363	$(9,925)

Gross margin:
Homebuilding	12.3%	-12.1%	10.3%	-2.7%
Land and other sales	376.9%	n/a	45.9%	-2.7%
Total	13.1%	-11.9%	10.9%	-2.5%

Selling, general and administrative (SG&A) expenses:
Homebuilding	$44,692	$66,001	$90,312	$119,449
Financial Services	177	243	366	735

Total	$44,869	$66,244	$90,678	$120,184

SG&A as a percentage of total revenue	22.6%	35.5%	21.7%	29.7%

Depreciation and amortization	$2,747	$4,336	$6,171	$7,974

Goodwill impairment	$—	$—	$—	$16,143

Equity in loss of unconsolidated joint ventures from:
Joint venture activities	$(26)	$(23)	$(56)	$(137)
Impairments	(8,753)	(8,333)	(8,766)	(9,626)

Equity in loss of unconsolidated joint ventures	$(8,779)	$(8,356)	$(8,822)	$(9,763)

Gain on extinguishment of debt	$52,946	$—	$52,946	$—

Effective tax rate from continuing operations	-37.1%	9.7%	n/m	6.7%
Three and Six Month Periods Ended March 31, 2010 Compared to the Comparable Periods Ended March 31, 2009
Revenues. Historically low interest rates, increased affordability and federal and state housing tax credits appear to have recently incented more prospective buyers to purchase a new home and have contributed to a 5.6% increase in homes closed compared to the three-month period ended March 31, 2009. Homes closed increased to 852 from 807 for the quarters ended March 31, 2010 and 2009, respectively. For the six months ended March 31, 2010 compared to the same period of the prior year, homes closed increased by 6.8%. Foreclosures are still having the most damaging impact on the market. In every market, appraisals continue to be negatively impacted by foreclosure comparables which put further pricing pressure on all home sales and limit financing availability. This situation is even more pronounced in our Southeast segment markets which experienced a decline in revenues and closings of 31.2% and 29.9% from the quarter ended March 31, 2009. Overall, our average sales prices remained relatively flat as compared to the comparable quarter of the prior year.

Gross Profit (Loss). Our gross margin improved for three months ended March 31, 2010 to 13.1% (18.3% without impairments and abandonments) compared to gross margin of -11.9% (11.1% without impairments and abandonments) for the comparable period of the prior year. Gross margin for the three months ended March 31, 2010 benefited from $4.4 million of warranty-related subcontractor recoveries related to water intrusion issues in Indiana and a reduction in non-cash pre-tax inventory impairments and option contract abandonments from $42.9 million in the three months ended March 31, 2009 to $10.2 million for the three months ended March 31, 2010, as well as from cost reductions related to our cost control initiatives including renegotiated vendor pricing where possible. Gross margins for six months ended March 31, 2010 and 2009 were 10.9% and -2.5%, respectively. Excluding year-to-date non-cash, pre-tax inventory impairment and abandonment charges of $19.0 million in fiscal 2010 and $55.3 million in fiscal 2009, gross margins were 15.4% and 11.2% for the six months ended March 31, 2010 and 2009, respectively. Although we believe that we will continue to experience volatility in our gross margins quarterly for the remainder of fiscal 2010, we do expect that our gross margin for fiscal 2010 will be higher than the full year gross margin achieved in fiscal 2009 despite potential increases in commodity and other material prices.
In our continued efforts to redeploy assets to more profitable endeavors, we executed a few land sales in the current quarter. We also completed our development responsibilities and obtained a final release related to a project sold in fiscal 2008 and realized a profit related to this land sale of $1.4 million in the current quarter. Gross profit from land sales and other activities was $1.5 million and $2.2 million for the three and six months ended March 31, 2010 compared to losses on land sales of $5,000 and $15,000 for the three and six months ended March 31, 2009.
Selling, General and Administrative Expense. Selling, general and administrative expense (SG&A) totaled $44.9 million and $66.2 million in the quarters ended March 31, 2010 and 2009 and $90.7 million and $120.2 million for the six months ended March 31, 2010 and 2009, respectively. The 32.3% and 24.6% decreases in SG&A expense during the fiscal 2010 three and six month periods are primarily related to cost reductions realized as a result of our continued alignment of our overhead structure to our reduced volume expectations and to decreased severance costs. We believe that the fixed portion of our SG&A (exclusive of variable selling costs and other variable cash and non-cash based expenditures) are at sustainable levels pending material and sustained increases in new home orders and home closings.
Depreciation and Amortization. Depreciation and amortization (D&A) totaled $2.7 million and $6.2 million for the three and six months ended March 31, 2010. D&A totaled $4.3 million and $8.0 million for the three and six months ended March 31, 2009, respectively.
Goodwill Impairment Charges. The Company experienced a significant decline in its market capitalization during the three months ended December 31, 2008 (the first quarter of fiscal 2009). As of December 31, 2008, we considered these current and expected future market conditions and recorded a pretax, non-cash goodwill impairment charge of $16.1 million in the first quarter of fiscal 2009 related to our reporting units in Houston, Texas, Maryland and Nashville, Tennessee. These charges are reported in Corporate and Unallocated and are not allocated to our homebuilding segments. As a result of these goodwill impairments, as of March 31, 2010 and 2009, we had no goodwill remaining.
Joint Venture Impairment Charges. During the three months ended March 31, 2010, we determined that our investment in one of our joint ventures was impaired and recorded an $8.8 million impairment related to this joint venture. In connection with our decision and that of our joint venture partners to abandon one of our joint ventures, we recorded an impairment of $2.7 million during the three months ended December 31, 2009. This joint venture related to one of our exit markets and is reported in income from discontinued operations, net of tax (see Note 3 to the unaudited condensed consolidated financial statements where both impairments are further discussed). Impairments of investments in our unconsolidated joint ventures totaled $8.3 million and $9.6 million for the three and six months ended March 31, 2009. If market conditions worsen, we may have to take further impairments of our investments in these joint ventures that may have a material adverse effect on our financial position and results of operations.
Income Taxes. As we are in a cumulative loss position and based on the lack of sufficient objective evidence regarding the realization of our deferred tax assets in the foreseeable future, beginning with the fourth quarter of fiscal 2008, we recorded a valuation allowance for substantially all of our deferred tax assets (see Note 8 to the unaudited condensed consolidated financial statements for additional information). Our tax benefits from continuing operations of $95.7 million for the six months ended March 31, 2010, primarily resulted from the enacted tax legislation that allowed us to carry back a portion of our fiscal 2009 federal tax losses and claim a refund on prior year taxes paid. The principal difference between our effective rate and the U.S. federal statutory rate for the six months ended March 31, 2010 relates to the carryback of federal tax losses and our valuation allowance.
Discontinued Operations. During fiscal 2009, all of the homebuilding operating activities in the markets we have exited have ceased. On February 1, 2008, we determined that we would discontinue our mortgage origination services through Beazer Mortgage Corporation (BMC). As of September 30, 2008, all of BMC operating activities had ceased. We have classified the results of operations of BMC and our exit markets, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. All statement of operations information in the table above and the related management discussion and analysis exclude the results of discontinued operations. Total revenue from discontinued operations was $0.2 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively and $0.7 million and $15.9 million for the six months ended March 31, 2010 and 2009, respectively. Additional operating data related to discontinued operations for the three and six months ended March 31, 2010 and 2009 is as follows ($ in thousands):

	Quarter Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Closings	—	7	—	55
New Orders	—	5	—	17
Homebuilding revenues	$—	$1,145	$—	$14,425
Land sale and other revenues	$150	$554	$700	$1,469
Joint venture impairments	$—	$—	$2,731	$—
See Note 13 to the unaudited condensed consolidated financial statements for additional information related to our discontinued operations.
Segment Results for the Three Months Ended March 31, 2010 and 2009:
Unit Data by Segment

	Quarter Ended March 31,
	New Orders, net			Cancellation Rates
	2010	2009	Change	2010	2009
West	659	511	29.0%	21.2%	33.4%
East	701	438	60.0%	17.2%	26.4%
Southeast	313	175	78.9%	9.8%	26.8%

Total	1,673	1,124	48.8%	17.6%	29.8%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates
	2010	2009	Change	2010	2009
West	1,016	764	33.0%	22.4%	39.8%
East	975	639	52.6%	20.2%	31.7%
Southeast	410	254	61.4%	17.0%	34.0%

Total	2,401	1,657	44.9%	20.7%	36.0%

New Orders and Backlog: New orders, net of cancellations, increased 48.8% for the three months ended March 31, 2010 compared to the same period in the prior year, driven by a 26.8% increase in gross new orders and a reduction in the cancellation rate to 17.6%, compared to 29.8% a year ago. The increase in net new orders for the three and six months ended March 31, 2010 was driven by historically low interest rates, increased affordability and federal and state housing tax credits appear to have recently incented more prospective buyers to purchase a new home and have contributed to our increase in net new home orders. Despite the increase in net new orders, foreclosures are still having a damaging impact on the market. In most of our markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressure on all home sales and limit financing availability. As a result, we expect a continuation in quarter to quarter variability in our new home orders. However, overall we believe that new home orders for fiscal 2010 will exceed the levels achieved in fiscal 2009.
For the three and six months ended March 31, 2010, we experienced cancellation rates of 17.6% and 20.7% compared to 29.8% and 36.0% for the same periods of the prior year. The decrease in cancellation rates across all markets reflects the market improvement, relative price stabilization and increased stability in mortgage availability as compared to the periods ended March 31, 2009. It also reflects the impact of historically low interest rates and increased affordability and federal and state housing tax credits which appear to have enticed more prospective buyers to purchase a new home.
Backlog reflects the number and value of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog at March 31, 2010 of $394.5 million increased 33.1% from $296.3 million at March 31, 2009, related primarily to a 39.4% increase in the number of homes in backlog.

	Backlog at March 31,
	2010	2009	Change
West	680	513	32.6%
East	827	579	42.8%
Southeast	274	186	47.3%

Total	1,781	1,278	39.4%

Backlog has increased across all of our segments due primarily to historically low interest rates, increased affordability and federal and state housing tax credits which appear to have recently incented more prospective buyers to purchase a new home and have contributed to our increase in net new home orders. Foreclosures are still having by far the most damaging impact on the market. In most of our markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressure on all home sales and limit financing availability. As the availability of mortgage loans stabilizes and the inventory of new and used homes decreases, backlog should increase; however, continued reduced levels of backlog will produce less revenue in the future which could also result in additional asset impairment charges and lower levels of liquidity. During the second quarter of fiscal 2010 we modestly increased housing starts in anticipation of the spring selling season and expiration of the home buyer tax credit. At March 31, 2010, we had 724 unsold homes under construction (a 90.0% increase from prior year levels) and 244 unsold finished homes (a 35.6% decline from a year ago). For the remainder of fiscal 2010, we do not contemplate further structural reductions in our unsold home inventory levels but rather the resumption of more seasonal patterns.
Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues and the average selling prices of our homes by reportable segment ($ in thousands):

	Quarter Ended March 31,
	Homebuilding Revenues			Average Selling Price			Closings
	2010	2009	Change	2010	2009	Change	2010	2009	Change
West	$81,921	$73,683	11.2%	$218.5	$217.4	0.5%	375	339	10.6%
East	87,432	71,795	21.8%	256.4	262.0	-2.1%	341	274	24.5%
Southeast	28,075	40,834	-31.2%	206.4	210.5	-1.9%	136	194	-29.9%

Total	$197,428	$186,312	6.0%	$231.7	$230.9	0.3%	852	807	5.6%

	Six Months Ended March 31,
	Homebuilding Revenues			Average Selling Price			Closings
	2010	2009	Change	2010	2009	Change	2010	2009	Change
West	$166,732	$176,595	-5.6%	$213.5	$227.0	-5.9%	781	778	0.4%
East	183,753	144,986	26.7%	252.1	266.0	-5.2%	729	545	33.8%
Southeast	60,867	81,862	-25.6%	200.9	218.9	-8.2%	303	374	-19.0%

Total	$411,352	$403,443	2.0%	$226.9	$237.7	-4.5%	1,813	1,697	6.8%

Homebuilding revenues increased for the three and six months ended March 31, 2010 compared to comparable periods of the prior year due to a 5.6% and 6.8% increase in closings. Foreclosures are still having the most damaging impact on the market. In every market, appraisals continue to be negatively impacted by foreclosure comparables which put further pricing pressure on all home sales and limit financing availability. As a result, we reduced average sales prices in many of our markets during our first fiscal 2010 quarter in order to respond to these market conditions. Historically low interest rates, increased affordability and federal and state housing tax credits appear to have recently incented more prospective buyers to purchase a new home and have contributed to some price stabilization during the three months ended March 31, 2010.
Homebuilding revenues in our West segment increased 11.2% for the three months ended March 31, 2010 compared to the comparable period of fiscal 2009 driven by a 10.6% increase in homes closed. For the six months ended March 31, 2010, homebuilding revenues in our West segment decreased driven by decreased average sales prices of 5.9%. The decrease in revenues and average sales prices in the first quarter were particularly impacted by significant decreases in our Las Vegas and Sacramento markets which have been experiencing higher than average foreclosures and unemployment.
For the three and six months ended March 31, 2010, our East segment homebuilding revenues increased by 21.8% and 26.7% driven by increased closings across all of our markets in this segment offset slightly by slight decrease in average selling price across most of our markets. This increase in revenue reflects slightly improved market conditions and consumer response to changes in price, product enhancements and the federal housing tax credit.

Our Southeast segment continued to be challenged by significant declines in demand and excess capacity in both the new home and resale markets and the high number of foreclosures, driving decreases in homebuilding revenues of 31.2% and 25.6% for the three and six months ended March 31, 2010 as compared to the same period of the prior year. This decrease was driven by decreased closings of 29.9% and 19.0% and decreased average sales prices of 1.9% and 8.2%. The decrease in closings was driven by lower demand, a continued high level of available new and resale homes, increased competition and a high number of foreclosures which further depress prices and limit financing availability in these markets.
Land Sales and Other Revenues. The table below summarizes land and lot sales revenues by reportable segment ($ in thousands):

	Quarter Ended March 31,			Six Months Ended March 31,
	2010	2009	Change	2010	2009	Change
West	$325	$—	n/a	$3,394	$505	572.1%
East	50	—	n/a	1,461	—	n/a
Southeast	14	—	n/a	14	45	-68.9%

Total	$389	$—	n/a	$4,869	$550	785.3%

Land sales and other revenues relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets and net fees we received for general contractor services we performed on behalf of a third party.
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

	Quarter Ended March 31,
	2010		2009
	Gross Profit	Gross	Gross Profit	Gross
	(Loss)	Margin	(Loss)	Margin
West	$12,577	15.4%	$(7,608)	-10.3%
East	14,235	16.3%	3,620	5.0%
Southeast	(1,982)	-7.1%	(6,545)	-16.0%
Corporate & unallocated	(622)		(11,960)

Total homebuilding	$24,208	12.3%	$(22,493)	-12.1%

	Six Months Ended March 31,
	2010		2009
	Gross Profit	Gross	Gross Profit	Gross
	(Loss)	Margin	(Loss)	Margin
West	$27,564	16.5%	$4,110	2.3%
East	29,512	16.1%	11,580	8.0%
Southeast	(675)	-1.1%	(1,613)	-2.0%
Corporate & unallocated	(14,022)		(24,787)

Total homebuilding	$42,379	10.3%	$(10,710)	-2.7%

The increase in homebuilding gross margins across all segments is primarily due to lower inventory impairments and lot option abandonment charges, although our East and West segments did realize a nominal increase in gross margins excluding impairments as prices have begun to stabilize in certain of these markets and we benefitted from cost reductions. Our Southeast segment experienced a decrease in gross margins excluding inventory impairments for the quarter ended March 31, 2010 as compared to the comparable period of the prior year due to our decision to reduce prices in a majority of these markets in order to compete with similar product for sale in the locale and increase the frequency of new home orders. For the six months ended March 31, 2010, excluding inventory impairments, the decrease in gross margins in the Southeast segment was mitigated partially by cost reductions related to our cost control initiatives including renegotiated vendor pricing where possible.
Corporate and unallocated. Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs.
Land Sales and Other Gross Profit (Loss). The table below summarizes land sales and other gross profit (loss) by reportable segment ($ in thousands):

	Quarter Ended March 31,			Six Months Ended March 31,
	2010	2009	Change	2010	2009	Change
West	$57	$(5)	n/m	$369	$(54)	n/m
East	1,395	—	n/a	1,852	—	n/a
Southeast	14	—	n/a	15	39	-61.5%

Total	$1,466	$(5)	n/m	$2,236	$(15)	n/m

During the quarter ended March 31, 2010, we completed our development responsibilities and obtained a final release related to a project sold in fiscal 2008 and realized a profit related to this land sale of $1.4 million.
Inventory Impairments. The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded for the three and six months ended March 31, 2010 and 2009 (in thousands):

	Quarter Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Development projects and homes in process (Held for Development)
West	$4,402	$19,654	$6,949	$27,487
East	1,201	3,721	2,118	6,624
Southeast	3,962	9,543	7,381	9,640
Unallocated	592	2,164	1,472	3,274

Subtotal	$10,157	$35,082	$17,920	$47,025

Land Held for Sale
West	$—	$2,796	$1,061	$2,957
East	—	307	—	307
Southeast	—	2,296	—	2,311

Subtotal	$—	$5,399	$1,061	$5,575

Lot Option Abandonments
West	$7	$64	$7	$76
East	(2)	1,506	(1)	1,716
Southeast	8	878	10	927

Subtotal	$13	$2,448	$16	$2,719

Continuing Operations	$10,170	$42,929	$18,997	$55,319

During the current period, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates led to additional impairments in certain communities during the current quarter. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material. The impairments recorded on our held for development inventory for the three and six months ended March 31, 2010 and 2009, primarily resulted from the competitive market conditions in those specific submarkets for the product and locations of these communities.

During the three and six months ended March 31, 2010, as a result of challenging market conditions and review of recent comparable transactions, certain of the Company’s land held for sale was further written down to net realizable value, less estimated costs to sell.
We also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $31.4 million at March 31, 2010.
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
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of March 31, 2010, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
Liquidity and Capital Resources. Our sources of cash liquidity include, but are not limited to, cash from operations, proceeds from Senior Notes and other bank borrowings, the issuance of equity securities and other external sources of funds. Our short-term and long-term liquidity depend primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities) and available credit facilities.
During the six months ended March 31, 2010, we generated $17.1 million in cash primarily due to our equity and mandatory convertible note offerings offset by our simultaneous 2011 Senior Note repayment in January 2010. Our liquidity position consisted of $524.5 million in cash and cash equivalents as of March 31, 2010. We expect to complete fiscal 2010 with a cash position similar to our cash position at the end of fiscal 2009, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance.
Our net cash provided by operating activities for the six months ended March 31, 2010 was $22.3 million primarily due to significant reductions in trade accounts payable and other liabilities. For the six months ended March 31, 2009, net cash provided by operating activities was $16.6 million. Based on the applicable year’s closings, as of March 31, 2010, our land bank includes a 6.5 year supply of owned and optioned land/lots for current and future development. Our ending land bank includes 29,764 owned and optioned lots and represents 2.9% and 13.5% decreases from the land bank as of September 30, 2009 and March 31, 2009, respectively. As the homebuilding market declined, we were successful in significantly reducing our land bank through the abandonment of lot option contracts, the sale of land assets not required in our homebuilding program and through the sale of new homes. The decrease in the number of owned lots in our land bank from March 31, 2009 related to our decision to eliminate non-strategic positions to align our land supply with our expectations for future home closings.
Net cash used in investing activities was $2.0 million for the six months ended March 31, 2010 compared to $18.9 million for the six months ended March 31, 2009. For the six months ended March 31, 2009 our use of cash was primarily to increase the amount of cash restricted under our revolving credit and letter of credit facilities.
Our Secured Revolving Credit Facility is $22 million, none of which is currently outstanding. We have entered into five stand-alone, cash-secured letter of credit agreements with banks. These facilities will continue to provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of March 31, 2010, we have secured our letters of credit under these facilities using cash collateral which is maintained in restricted accounts of $42.4 million. In addition, we have elected to pledge approximately $1.0 billion of inventory assets to our revolving credit facility.
Net cash used in financing activities was $3.1 million for six months ended March 31, 2010 as compared to a net use of cash of $22.5 million for the six months ended March 31, 2009. On January 12, 2010, we completed a $57.5 million Mandatory Convertible Subordinated Notes offering and common stock offering of 22,425,000 shares, a portion of the proceeds from which we used to repay our outstanding 2011 Senior Notes. In both periods, we used cash in financing activities related to the repayment of certain secured notes payable and model home financing obligations and the payment of debt issuance costs.
To finance land purchases, we may also use seller, or third-party financed non-recourse secured notes payable, subject to certain limits as defined in our Senior Notes. As of March 31, 2010 and September 30, 2009, such secured notes payable outstanding totaled $11.2 million and $12.5 million, respectively.
As a result of our 2011 Senior Notes repayment in January 2010, our next scheduled debt payment is not until 2012; however, holders of our Convertible Senior Notes have the right to require us to purchase all or any portion on June 15, 2011. In addition, on January 15, 2010, we completed a partial exchange of $75 million of our outstanding Junior Subordinated Notes. We recorded a gain related to this transaction of $53.6 million during our second quarter of fiscal 2010 (see Note 7 to the unaudited condensed consolidated financial statements where further discussed).
During the first few months of fiscal 2010, S&P assigned a credit rating of CC to the Company’s Mandatory Convertible Notes and also improved the rating on the Company’s senior unsecured notes to CC from D. On April 1, 2010, S&P raised its corporate credit rating for the Company to CCC+ from CCC. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be further lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a further weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
As the homebuilding markets have contracted over the past few years, we continued to decrease the size of our business through a reduction in personnel and the closeout of additional communities. As the markets continue to recover, we will maintain our focus on cash generation and preservation to ensure we have the required liquidity to fund our operations and to take advantage of strategic opportunities as they are presented.
We fulfill our short-term cash requirements with cash generated from our operations. There were no amounts outstanding under the Secured Revolving Credit Facility at March 31, 2010 or September 30, 2009; however, we had $41.0 million and $45.6 million of letters of credit outstanding under the Secured Revolving Credit Facility or stand-alone letter of credit facilities at March 31, 2010 and September 30, 2009, respectively. We believe that the cash and cash equivalents at March 31, 2010 of $524.5 million, cash generated from our operations and availability of new debt and equity financing, if any, will be adequate to meet our liquidity needs during fiscal 2010.
As a result of these issues, in addition to our continued focus on generation and preservation of cash, we are also focused on increasing our stockholders’ equity and reducing our leverage. In order to accomplish this goal, during the two quarters of fiscal 2010, we have taken actions to significantly increase our stockholders’ equity and strengthen our balance sheet. As previously mentioned, during the first quarter of fiscal 2010, we filed an application for a federal income tax refund of approximately $101 million which resulted in a income tax benefit of $101 million. On January 12, 2010, we completed a $57.5 million Mandatory Convertible Subordinated Note offering and common stock offering of 22,425,000 shares, a portion of the proceeds from which were used to repay our outstanding 2011 Senior Notes. As a result of our 2011 Senior Notes repayment in January 2010, our next scheduled debt payment is not until 2012; however, holders of our Convertible Senior Notes have the right to require us to purchase all or any portion on June 15, 2011. In addition, on January 15, 2010, we completed a partial exchange of $75 million of our outstanding Junior Subordinated Notes. We recorded a gain related to this transaction of $53.6 million during our second fiscal quarter of fiscal 2010 (see Note 7 to the unaudited condensed consolidated financial statements where further discussed). As a result of our aforementioned actions and fiscal year-to-date operating results, our stockholders’ equity and Tangible Net Worth increased to $353.2 million and $298.3 million, respectively, as of March 31, 2010.
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
Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during the six months ended March 31, 2010 or 2009. At March 31, 2010, there are approximately 5.4 million additional shares available for purchase pursuant to the Company’s stock repurchase plan. However, as previously disclosed, we have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and as allowed by our debt covenants and is unlikely in the foreseeable future.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At March 31, 2010, we controlled 29,764 lots (a 6.5-year supply based on trailing twelve month closings). We owned 83%, or 24,690 lots, and 5,074 lots, 17%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $31.4 million at March 31, 2010. This amount includes non-refundable letters of credit of approximately $3.8 million. The total remaining purchase price, net of cash deposits, committed under all options was $285.6 million as of March 31, 2010.
We expect to exercise, subject to market conditions, most of our option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether land options will be exercised.
We have historically funded the exercise of land options through operating cash flows. We expect these sources to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our land options will have a material adverse effect on our liquidity.
Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (VIEs) under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R) (ASC 810). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our unaudited condensed consolidated balance sheets at March 31, 2010 and September 30, 2009 reflect consolidated inventory not owned of $49.0 million and $53.0 million, respectively. Obligations related to consolidated inventory not owned totaled $30.2 million at March 31, 2010 and $26.4 million at September 30, 2009. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements. When market conditions improve, we may expand our use of option agreements to supplement our owned inventory supply.
We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our unaudited condensed consolidated balance sheets include investments in joint ventures totaling $21.4 million at March 31, 2010 and $30.1 million at September 30, 2009.
Our joint ventures typically obtain secured acquisition and development financing. At March 31, 2010, our unconsolidated joint ventures had borrowings outstanding totaling $396.0 million, of which $327.9 million related to one joint venture in which we are a 2.58% partner. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated joint ventures. At March 31, 2010, we had repayment guarantees of $15.8 million of debt of certain of our unconsolidated joint ventures. One of our unconsolidated joint ventures is in default under its debt agreements at March 31, 2010. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. See Note 3 to the unaudited condensed consolidated financial statements.

We had outstanding letters of credit and performance bonds of approximately $41.0 million and $201.2 million, respectively, at March 31, 2010 related principally to our obligations to local governments to construct roads and other improvements in various developments. Our letters of credit include $3.8 million relating to our land option contracts discussed above.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of March 31, 2010, we had $6.3 million of variable rate debt outstanding. Based on our average outstanding borrowings under our variable rate debt at March 31, 2010, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings by approximately $0.06 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
Derivative Shareholder Actions. Certain of Beazer Homes’ current and former officers and directors were named as defendants in two derivative shareholder suits filed on April 16, 2007 and August 29, 2007 in the United States District Court for the Northern District of Georgia, which were subsequently consolidated. Beazer Homes is named as a nominal defendant. The amended consolidated complaint, purportedly on behalf of Beazer Homes, alleges that the defendants (i) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (ii) breached their fiduciary duties and misappropriated information; (iii) abused their control; (iv) wasted corporate assets; and (v) were unjustly enriched, and seeks an unspecified amount of compensatory damages against the individual defendants and in favor of Beazer Homes. The parties have settled the lawsuit and the settlement has been approved by the court. Under the terms of the settlement, the action was dismissed with prejudice, and the Company and all other defendants do not admit any liability. Pursuant to the terms of the settlement, the Company acknowledged that the pendency of the derivative action was a factor in the Company’s adoption of various corporate governance reforms and remedial measures, all of which have previously been disclosed, and agreed that plaintiffs’ counsel would receive attorney’s fees not to exceed $950,000, which was funded by insurance proceeds.
ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan. The complaint was filed in the United States District Court for the Northern District of Georgia. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (ERISA), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently making similar allegations and the court consolidated these five lawsuits. The consolidated amended complaint names as defendants Beazer Homes, our chief executive officer, certain current and former directors of the Company, including the members of the Compensation Committee of the Board of Directors, and

certain employees of the Company who acted as members of the Company’s 401(k) Committee. On October 10, 2008, the Company and the other defendants filed a motion to dismiss the consolidated amended complaint. The court granted the defendants’ motion to dismiss on two of the plaintiffs’ five claims but allowed the plaintiffs to proceed with the three other claims. The Company intends to vigorously defend against these actions.
Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (RESPA) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The Complaint demands an unspecified amount of damages, equitable relief, treble damages, attorneys’ fees and litigation expenses. The defendants moved to dismiss the Complaint on June 4, 2008. On July 25, 2008, in lieu of a response to the motion to dismiss, plaintiff filed an amended complaint which the Company moved to dismiss. The magistrate judge recommended that the district court grant the defendants’ motion to dismiss the RESPA claim but deny the motion to dismiss the § 75-1.1 claim and on March 8, 2010, the court adopted the magistrate judge’s report and recommendation in full. The parties have reached a tentative agreement to settle the lawsuit, which will be partially funded by insurance proceeds and is subject to court approval. Under the terms of the settlement, the action will be dismissed with prejudice, and the Company and all other defendants will not admit any liability.
Beazer Homes Corp. and Beazer Mortgage Corporation are also named defendants in a lawsuit filed on July 3, 2007, in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina. The complaint was filed on behalf of individual homeowners who purchased homes from Beazer in Mecklenburg County and alleges certain deceptive conduct by the defendants and brings various claims under North Carolina statutory and common law, including a claim for punitive damages. The case was assigned to the docket of the North Carolina Business Court. The plaintiffs filed four amended complaints, and the Company filed a motion to dismiss each of the complaints filed by the plaintiffs. With the exception of all claims of one plaintiff and one claim as to all plaintiffs, which claims have now been dismissed, the court denied the defendants’ motion to dismiss. The parties have settled the lawsuit and a portion of the settlement amount will be funded through insurance proceeds. The amount of the settlement payment is not material to the Company’s financial position or results of operations. Under the terms of the settlement, the action will be dismissed with prejudice, and the Company and all other defendants do not admit any liability.
Beazer Homes and several subsidiaries were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999, to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court and plaintiffs filed a Second Amended Complaint which substituted new named-plaintiffs. The Company filed a motion to dismiss the Second Amended Complaint, which the federal court granted in part. The federal court dismissed the sole federal claim, declined to rule on the state law claims, and remanded the case to the Superior Court of Placer County. The Company filed a supplemental motion to dismiss/demurrer regarding the remaining state law claims in the Second Amended Complaint and the state court sustained defendants’ demurrer but granted the plaintiffs leave to amend their claims. Plaintiffs thereafter filed a Third Amended Complaint which defendants removed to federal court based on the presence of a federal question and pursuant to the Class Action Fairness Act and thereafter moved to dismiss. Plaintiffs filed a motion to remand the case. The federal court granted the plaintiffs’ motion and remanded the case to the Superior Court of Placer County. The defendants filed a petition with the U.S. Court of Appeals for the Ninth Circuit for permission to appeal the remand order and a demurrer in state court as to all counts of the Third Amended Complaint. The Company intends to continue to vigorously defend against the action.
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
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our communities completed or under construction. The EPA has since requested information on additional communities and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of March 31, 2010, no monetary penalties had been imposed in connection with such Administrative Orders. Consistent with its approach with other homebuilders, the EPA has contacted the Company about a possible resolution of these issues. Settlement negotiations are proceeding. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.
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
The lender of one of our unconsolidated joint ventures has filed individual lawsuits against some of the joint venture partners and certain of those partners’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. We are a 2.58% partner in this joint venture (see Note 3 for additional information). In addition, one member of the joint venture has filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members have failed to perform under the applicable membership agreements. The arbitration proceeding in this matter was held in February 2010.

Item 6. Exhibits

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation as of April 13, 2010
10.1	2010 Equity Incentive Plan
31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.
Date: May 3, 2010	By:	/s/ Allan P. Merrill
		Name:	Allan P. Merrill
Executive Vice President and Chief Financial Officer