Form 10-Q
period 2010-06-30
BEAZER HOMES USA INC
filed 2010-08-05
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑

Class	Outstanding at July 31, 2010

Common Stock, $0.001 par value	75,677,360 shares
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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Such factors may include:
•	the final outcome of various putative class action lawsuits, multi-party suits and similar proceedings as well as the results of any other litigation or government proceedings and fulfillment of the obligations in the Deferred Prosecution Agreement and other settlement agreements and consent orders with governmental authorities;

•	additional asset impairment charges or writedowns;

•	economic changes nationally or in local markets, including changes in consumer confidence, unemployment rates, volatility of mortgage interest rates and inflation;

•	continued or increased downturn in the homebuilding industry;

•	estimates related to homes to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;

•	continued or increased disruption in the availability of mortgage financing or number of foreclosures in the market;

•	our cost of and ability to access capital and otherwise meet our ongoing liquidity needs including the impact of any further downgrades of our credit ratings or reductions in our tangible net worth or liquidity levels;

•	potential inability to comply with covenants in our debt agreements, or satisfy such obligations through repayment or refinancing

•	increased competition or delays in reacting to changing consumer preference in home design;

•	shortages of or increased prices for labor, land or raw materials used in housing production;

•	factors affecting margins such as decreased land values underlying land option agreements, increased land development costs on communities under development or delays or difficulties in implementing initiatives to reduce production and overhead cost structure;

•	the performance of our joint ventures and our joint venture partners;

•	the impact of construction defect and home warranty claims including those related to possible installation of drywall imported from China;

•	the cost and availability of insurance and surety bonds;

•	delays in land development or home construction resulting from adverse weather conditions;

•	potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations, or governmental policies and possible penalties for failure to comply with such laws, regulations and governmental policies;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which the Company has little or no control.
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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	September 30,
	2010	2009
ASSETS
Cash and cash equivalents	$471,958	$507,339
Restricted cash	42,608	49,461
Accounts receivable (net of allowance of $3,573 and $7,545, respectively)	33,910	28,405
Income tax receivable	40,936	9,922
Inventory
Owned inventory	1,235,073	1,265,441
Consolidated inventory not owned	43,285	53,015

Total inventory	1,278,358	1,318,456
Investments in unconsolidated joint ventures	8,679	30,124
Deferred tax assets, net	11,583	7,520
Property, plant and equipment, net	23,266	25,939
Other assets	44,787	52,244

Total assets	$1,956,085	$2,029,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$67,034	$70,285
Other liabilities	198,325	227,315
Obligations related to consolidated inventory not owned	24,359	26,356
Total debt (net of discounts of $24,485 and $27,257, respectively)	1,211,636	1,508,899

Total liabilities	1,501,354	1,832,855

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 180,000,000 shares authorized, 75,677,360 and 43,150,472 issued and 75,677,360 and 39,793,316 outstanding, respectively)	76	43
Paid-in capital	616,712	568,019
Accumulated deficit	(162,057)	(187,538)
Treasury stock, at cost (0 and 3,357,156 shares, respectively)	—	(183,969)

Total stockholders’ equity	454,731	196,555

Total liabilities and stockholders’ equity	$1,956,085	$2,029,410

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total revenue	$339,942	$224,071	$756,911	$628,864
Home construction and land sales expenses	294,751	206,458	647,360	565,857
Inventory impairments and option contract abandonments	5,052	11,792	24,049	67,111

Gross profit (loss)	40,139	5,821	85,502	(4,104)

Selling, general and administrative expenses	54,573	49,623	145,251	169,807
Depreciation and amortization	3,620	4,960	9,791	12,934
Goodwill impairment	—	—	—	16,143

Operating loss	(18,054)	(48,762)	(69,540)	(202,988)
Equity in loss of unconsolidated joint ventures	(12,492)	(3,428)	(21,314)	(13,191)
(Loss) gain on extinguishment of debt	(9,045)	55,214	43,901	55,214
Other expense, net	(16,383)	(22,291)	(53,951)	(59,714)

Loss from continuing operations before income taxes	(55,974)	(19,267)	(100,904)	(220,679)
(Benefit from) provision for income taxes	(28,382)	6,150	(124,091)	(7,364)

(Loss) income from continuing operations	(27,592)	(25,417)	23,187	(213,315)
(Loss) income from discontinued operations, net of tax	(224)	(2,559)	2,294	(9,859)

Net (loss) income	$(27,816)	$(27,976)	$25,481	$(223,174)

Weighted average number of shares:
Basic	68,310	38,815	55,079	38,666
Diluted	68,310	38,815	65,276	38,666

Basic (loss) earnings per share:
Continuing operations	$(0.41)	$(0.65)	$0.42	$(5.52)
Discontinued operations	$—	$(0.07)	$0.04	$(0.25)
Total	$(0.41)	$(0.72)	$0.46	$(5.77)
Diluted (loss) earnings per share:
Continuing operations	$(0.41)	$(0.65)	$0.38	$(5.52)
Discontinued operations	$—	$(0.07)	$0.03	$(0.25)
Total	$(0.41)	$(0.72)	$0.41	$(5.77)
See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$25,481	$(223,174)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,795	13,079
Stock-based compensation expense	8,398	8,865
Inventory impairments and option contract abandonments	24,281	76,320
Goodwill impairment	—	16,143
Deferred income tax benefit	(4,063)	(1,893)
Excess tax benefit from equity-based compensation	2,057	2,267
Equity in loss of unconsolidated joint ventures	24,045	13,795
Cash distributions of income from unconsolidated joint ventures	75	2,991
Gain on early debt extinguishment	(44,602)	(58,788)
Provision for doubtful accounts	(3,972)	(2,786)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,533)	23,156
(Increase) decrease in income tax receivable	(31,014)	159,543
Decrease in inventory	20,442	90,833
Decrease in other assets	6,728	21,832
Decrease in trade accounts payable	(3,251)	(13,910)
Decrease in other liabilities	(31,626)	(126,760)
Other changes	(464)	(13)

Net cash provided by operating activities	777	1,500

Cash flows from investing activities:
Capital expenditures	(6,658)	(5,484)
Investments in unconsolidated joint ventures	(5,122)	(9,042)
Increases in restricted cash	(26,250)	(21,958)
Decreases in restricted cash	33,103	10,353

Net cash used in investing activities	(4,927)	(26,131)

Cash flows from financing activities:
Repayment of debt	(617,133)	(91,154)
Proceeds from issuance of new debt	373,238	—
Debt issuance costs	(9,296)	(1,311)
Common stock redeemed	(134)	(22)
Proceeds from issuance of common stock	166,719	—
Proceeds from issuance of TEU prepaid stock purchase contracts	57,432	—
Excess tax benefit from equity-based compensation	(2,057)	(2,267)

Net cash used in financing activities	(31,231)	(94,754)

Decrease in cash and cash equivalents	(35,381)	(119,385)
Cash and cash equivalents at beginning of period	507,339	584,334

Cash and cash equivalents at end of period	$471,958	$464,949

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
For the nine months ended June 30, 2010, we used discount rates of 14.2% to 20.0%, in our estimated discounted cash flow impairment calculations. During the three and nine months ended June 30, 2010, we recorded impairments of our inventory in our continuing operations of $4.5 million and $22.4 million, respectively for land under development and homes under construction. For the three and nine months ended June 30, 2009, we recorded impairments of our inventory by our continuing operations of $6.3 million and $53.3 million, respectively for land under development and homes under construction.
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
Inventory Valuation – Land Held for Future Development. For those communities for which construction and development activities are expected to occur in the future or have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. The future enactment of a development plan or the occurrence of events and circumstances may indicate that the carrying amount of an asset may not be recoverable. Annually, we evaluate the potential development plans of each community in land held for future development to determine if changes in facts and circumstances occurred which would give rise to a more detailed analysis for a change in the status of a community to active status or held for development.
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
In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During the three and nine months ended June 30, 2010, we recorded inventory impairments on land held for sale by our continuing operations of $0 and $1.1 million, respectively, compared to $4.4 million and $10.0 million, respectively, for the three and nine months ended June 30, 2009.
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
Goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired. Historically we tested goodwill for impairment annually as of April 30 or more frequently if an event occurs or circumstances indicated that the asset might be impaired. During the quarter ended December 31, 2008 we impaired our remaining goodwill of $16.1 million and the Company had no goodwill remaining at June 30, 2010 or September 30, 2009.
Stock-Based Compensation. For the three and nine months ended June 30, 2010, our total stock-based compensation expense, included in selling, general and administrative expenses (SG&A), was approximately $3.0 million ($2.0 million net of tax) and $8.4 million ($5.7 million net of tax), respectively. For the three and nine months ended June 30, 2009, our total stock-based compensation expense was approximately $2.6 million ($1.9 million net of tax) and $8.9 million ($6.3 million net of tax), respectively. During the nine months ended June 30, 2010, employees surrendered 27,310 shares to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $134,000. There were no shares surrendered during the three months ended June 30, 2010.
Compensation cost arising from nonvested stock awards granted to employees and from non-employee stock awards is recognized as an expense using the straight-line method over the vesting period. Unearned compensation is included in paid-in capital. As of June 30, 2010 and September 30, 2009, there was $11.4 million and $9.6 million, respectively, of total unrecognized compensation cost related to nonvested stock awards. The cost remaining at June 30, 2010 is expected to be recognized over a weighted average period of 2.6 years. Activity relating to nonvested stock awards for the three and nine months ended June 30, 2010 is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2010		June 30, 2010
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Shares	Value	Shares	Value

Beginning of period	902,250	$24.28	1,126,880	$27.66
Granted	1,006,145	5.69	1,006,145	5.69
Vested	—	—	(153,098)	40.39
Forfeited	(17,647)	34.11	(89,179)	41.34

End of period	1,890,748	$14.29	1,890,748	$14.29

There were 1,006,145 options granted in the three and nine months ended June 30, 2010 at an exercise price of $5.69 per option. These options had an average fair value of $2.55 per option as estimated on the date of grant using the Black-Scholes option-pricing model. This fair value computation utilized an expected volatility of 50%, a 0% dividend rate, a risk-free interest rate of 2.33% and an expected life of the options of 4.8 years. The expected volatility is based on the historic returns of our stock and the implied volatility of our publicly-traded options. We assumed no dividends would be paid since our Board of Directors has suspended the payment of dividends indefinitely. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant and we have relied upon a combination of the observed exercise behavior of our prior grants with similar characteristics, the vesting schedule of the current grants, and an index of peer companies with similar grant characteristics to determine the expected life of these options.
The following table summarizes stock options and stock-based stock-settled appreciation rights (SSARs) outstanding as of June 30, 2010, as well as activity during the three and nine months then ended:

	Three Months Ended		Nine Months Ended
	June 30, 2010		June 30, 2010
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	1,581,359	$33.41	2,108,914	$33.07
Granted	1,006,145	$5.69	1,006,145	$5.69
Expired/Forfeited	—	—	(61,622)	24.73
Cancelled	—	—	(465,933)	33.04

Outstanding at end of period	2,587,504	$22.63	2,587,504	$22.63

Exercisable at end of period	558,925	$55.90	558,925	$55.90

Vested or expected to vest in the future	2,306,984	$20.53	2,306,984	$20.53

During the quarter ended December 31, 2009, certain executive officers and directors elected to relinquish 465,933 vested and outstanding options that had exercise prices above $20 per share in order to provide additional shares for use in a public offering of common shares that was completed in January 2010 (see Note 6 for further discussion). At June 30, 2010, the weighted-average remaining contractual life for all options/SSARs outstanding, currently exercisable, and vested or expected to vest in the future was 5.3 years, 2.7 years and 5.4 years, respectively.
At June 30, 2010, the aggregate intrinsic value of SSARs/options outstanding, vested and expected to vest in the future and SSARs/options exercisable based on the Company’s stock price of $3.63 as of June 30, 2010 was $0 million. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. There were no option/SSAR exercises during the three or nine months ended June 30, 2010.
Other Liabilities. Other liabilities include the following:

(in thousands)	June 30, 2010	September 30, 2009
Income tax liabilities	$57,884	$50,850
Accrued warranty expenses	25,373	30,100
Accrued interest	18,472	32,533
Accrued and deferred compensation	25,299	29,379
Customer deposits	5,736	5,507
Other	65,561	78,946

Total	$198,325	$227,315

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
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51 (ASC 810). SFAS 160 (ASC 810) requires that a noncontrolling interest (formerly a minority interest) in a subsidiary be classified as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be included in the consolidated financial statements. The adoption of SFAS 160 (ASC 810) did not have a material impact on our consolidated financial condition and results of operations as of June 30, 2010.
In June 2008, the FASB issued FSP EITF Issue No 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (ASC 260). FSP 03-6-1 (ASC 260) clarifies that non-vested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS 128, Earnings per Share (ASC 260) and requires that prior period EPS and share data be restated retrospectively for comparability. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities. FSP 03-6-1 (ASC 260) was effective for the Company beginning October 1, 2009. The adoption of this guidance did not have a material impact on the Company’s diluted earnings per share for the periods ended June 30, 2010 and 2009.
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
(2) Supplemental Cash Flow Information
During the nine months ended June 30, 2010 and 2009, we paid interest of $103.3 million and $111.8 million, respectively. In addition, we paid income taxes of $0.3 million and $9.6 million for the nine months ended June 30, 2010 and 2009, respectively. During the nine months ended June 30, 2010 and 2009, we received tax refunds totaling $102.1 million and $169.1 million, respectively. We also had the following non-cash activity (in thousands):

	Nine Months Ended
	June 30,
	2010	2009
Supplemental disclosure of non-cash activity:
Decrease in consolidated inventory not owned	$(9,730)	$(38,844)
Non-cash land acquisitions	515	1,319
Issuance of stock under deferred bonus stock plans	2,337	1,529
(3) Investments in Unconsolidated Joint Ventures
As of June 30, 2010, we participated in land development joint ventures in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated joint ventures, the total equity and outstanding borrowings of these joint ventures, and our estimated maximum exposure related to our guarantees of these borrowings, as of June 30,
2010 and September 30, 2009:

		September 30,
(in thousands)	June 30, 2010	2009
Beazer’s investment in joint ventures	$8,679	$30,124
Total equity of joint ventures	296,902	328,875
Total outstanding borrowings of joint ventures	395,478	422,682
Beazer’s estimate of its maximum exposure to our loan-to-value maintenance guarantees	—	3,850
Beazer’s estimate of its maximum exposure to our repayment guarantees	15,789	15,789
The decrease in our investment in unconsolidated joint ventures from September 30, 2009 to June 30, 2010 relates primarily to additional investments of $5.1 million offset by impairments. For the three and nine months ended June 30, 2010, the impairments of our investments in certain of our unconsolidated joint ventures, totaling $12.5 million and $24.0 million, respectively, were recorded in accordance with APB 18, Equity Method of Accounting for Investments in Common Stock (ASC 323), of which $2.7 million for the nine months ended June 30, 2010 is included in loss from discontinued operations, net of taxes, in the accompanying unaudited condensed consolidated statements of operations. Similar impairments of our investments in certain of our unconsolidated joint ventures totaled $4.8 million and $14.4 million for the three and nine months ended June 30, 2009, respectively of which $0.6 million for the nine months ended June 30, 2009 is included in loss from discontinued operations, net of taxes. Excluding impairments, our equity in income (loss) of unconsolidated joint ventures related to our continuing operations totaled $18,000 and ($38,000) for the three and nine months ended June 30, 2010, respectively and excluding impairments, our equity in income of unconsolidated joint ventures related to our continuing operations totaled $0.8 million and $0.6 million for the three and nine months ended June 30, 2009, respectively.
The aggregate debt of the unconsolidated joint ventures was $395.5 million and $422.7 million at June 30, 2010 and September 30, 2009, respectively. At June 30, 2010, total borrowings outstanding include $327.9 million related to one joint venture in which we are a 2.58% member. The $27.2 million reduction in total outstanding joint venture debt during the period resulted primarily from debt payments of $30.4 million in accordance with loan agreements and/or negotiated settlements offset by loan draws of $3.2 million to fund the development activities of certain joint ventures. In December 2009, together with our joint venture partner, we reached agreement with a lender to the joint venture to pay down the joint venture’s outstanding debt by $7.4 million. In connection with this loan repayment, which was funded by capital contributions from both joint venture partners, the lender released the obligations under the related loan-to-value maintenance guarantee.
One of our joint ventures is in default under its debt obligations. During fiscal 2008, the lender to this joint venture, in which we have a 2.58% investment, notified the joint venture members that it believes the joint venture is in default of certain joint venture loan agreements as a result of certain of the Company’s joint venture members not complying with all aspects of the joint ventures’ loan agreements. The joint venture members are currently in discussions with the lender. In December 2008, the lender filed individual lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. The Company’s share of the outstanding debt is approximately $15.1 million at June 30, 2010. Under the terms of the agreement, our repayment guarantee is estimated at $15.1 million, which is triggered in the event of bankruptcy of the joint venture. Due to discussions with our other joint venture members, and based on our revised estimates regarding the realizability of our investment, we impaired our equity interest of $8.8 million in this joint venture during the quarter ended March 31, 2010. In addition, one member of the joint venture filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members have failed to perform under the applicable membership agreements. The arbitration proceeding in this matter was held in February 2010 and the arbitration panel issued its decision on July 6, 2010. Under the decision, the panel denied the plaintiff’s specific performance claims and awarded damages in the amount well below the amount claimed. The Company does not believe that its proportional share of the award is considered material to our consolidated financial position or results of operations. The company has recorded an accrual for such matter (see Note 9 for additional information). In addition, certain of the joint venture members have curtailed their funding of their allocable joint venture obligations. Given the inherent uncertainties involved in the ongoing negotiations among the joint venture members, as of June 30, 2010, no accrual has been recorded with respect to the unfunded amounts, as obligations to Beazer, if any, related to these matters were not both probable and reasonably estimable.
Our joint ventures typically obtain secured acquisition, development and construction financing. Generally Beazer and our joint venture partners provide varying levels of guarantees of debt and other obligations for our unconsolidated joint ventures. At June 30, 2010, these guarantees included, for certain joint ventures, construction completion guarantees, loan-to-value maintenance agreements, repayment guarantees and environmental indemnities.
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
Construction Completion Guarantees

We and our joint venture partners may be obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development. Provided the joint venture and the partners are not in default under any loan provisions, the project lenders typically are obligated to fund these improvements through any financing commitments available under the applicable loans. A majority of these construction completion guarantees are joint and several with our partners. In those cases, we generally have a reimbursement arrangement with our partner which provides that neither party is responsible for more than its proportionate share of the guarantee. However, if our joint venture partner does not have adequate financial resources to meet its obligations under such reimbursement arrangement, we may be liable for more than our proportionate share, up to our maximum exposure, which is the full amount covered by the relevant joint and several guarantee. The guarantees cover a specific scope of work, which may range from an individual development phase to the completion of the entire project. At June 30, 2010, we have a completion guarantee related to one joint venture loan which also has a repayment guarantee associated with it. No accrual has been recorded, as losses, if any, related to construction completion guarantees are not both probable and reasonably estimable.
Loan-to-Value Maintenance Agreements

We and our joint venture partners may provide credit enhancements to acquisition, development and construction borrowings in the form of loan-to-value maintenance agreements, which can limit the amount of additional funding provided by the lenders or require repayment of the borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the borrowings. The agreements generally require periodic reappraisals of the underlying property value. To the extent that the underlying property gets reappraised, the amount of the exposure under the loan-to value-maintenance (LTV) guarantee would be adjusted accordingly and any such change could be significant. In certain cases, we may be required to make a re-balancing payment following a reappraisal in order to reduce the applicable loan-to-value ratio to the required level. As of June 30, 2010, we do not have any obligations related to LTV guarantees.

Repayment Guarantees
We and our joint venture partners have repayment guarantees related to certain joint ventures’ borrowings. These repayment guarantees require the repayment of all or a portion of the debt of the unconsolidated joint venture only in the event the joint venture defaults on its obligations under the borrowing or in some cases only in the event the joint venture files for bankruptcy. Our estimate of Beazer’s maximum exposure to our repayment guarantees related to the outstanding debt of its unconsolidated joint ventures was $15.8 million at June 30, 2010 and September 30, 2009.
Environmental Indemnities

Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. For the quarters ended June 30, 2010 and 2009, we were not required to make any payments related to environmental indemnities. No accrual has been recorded, as losses, if any, related to environmental indemnities are not both probable and reasonably estimable.
(4) Inventory

	June 30,	September 30,
(in thousands)	2010	2009
Homes under construction	$277,671	$219,724
Development projects in progress	452,383	487,457
Land held for future development	382,680	417,834
Land held for sale	37,373	42,470
Capitalized interest	38,647	38,338
Model homes	46,319	59,618

Total owned inventory	$1,235,073	$1,265,441

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 319 ($52.7 million) and 270 ($46.3 million) completed homes that were not subject to a sales contract at June 30, 2010 and September 30, 2009, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes are expensed as incurred. During the current quarter, we reclassified approximately $28 million of land held for future development to development projects in progress. During fiscal 2009 and 2008, the Company decided to reallocate capital employed through strategic sales of select properties and through the exiting of certain markets no longer viewed as strategic and has recorded such land as held for sale. Land held for sale as of June 30, 2010 and September 30, 2009 principally included land held for sale in the markets we decided to exit including Colorado and Charlotte, North Carolina.
Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	June 30, 2010				September 30, 2009
	Projects in	Held for Future	Land Held	Total Owned	Projects in	Held for Future	Land Held	Total Owned
	Progress	Development	for Sale	Inventory	Progress	Development	for Sale	Inventory
West Segment	$301,897	$311,389	$5,587	$618,873	$282,753	$345,050	$8,171	$635,974
East Segment	332,643	47,604	1,375	381,622	340,859	49,097	2,927	392,883
Southeast Segment	117,907	23,687	423	142,017	121,621	23,687	423	145,731
Unallocated	57,834	—	—	57,834	56,992	—	—	56,992
Discontinued Operations	4,739	—	29,988	34,727	2,912	—	30,949	33,861

Total	$815,020	$382,680	$37,373	$1,235,073	$805,137	$417,834	$42,470	$1,265,441

Unallocated inventory above primarily includes capitalized interest and indirect construction costs that are not allocated to the segments. Projects in progress in our discontinued operations relate to homes repurchased in Denver related to soil compaction issues.

The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Development projects and homes in process (Held for Development)
West	$3,391	$3,534	$10,340	$31,021
East	463	1,260	2,581	7,884
Southeast	92	1,234	7,473	10,874
Unallocated	568	241	2,040	3,515

Subtotal	$4,514	$6,269	$22,434	$53,294

Land Held for Sale
West	$—	$4,279	$1,061	$7,236
East	—	—	—	307
Southeast	—	141	—	2,452

Subtotal	$—	$4,420	$1,061	$9,995

Lot Option Abandonments
West	$526	$11	$533	$87
East	7	1,092	6	2,808
Southeast	5	—	15	927

Subtotal	$538	$1,103	$554	$3,822

Continuing Operations	$5,052	$11,792	$24,049	$67,111

Discontinued Operations
Held for Development	$—	$—	$—	$93
Land Held for Sale	73	64	232	8,922
Lot Option Abandonments	—	—	—	194

Subtotal	$73	$64	$232	$9,209

Total	$5,125	$11,856	$24,281	$76,320

The inventory held for development that was impaired during the three months ended June 30, 2010 represented 131 lots in 3 communities with an estimated fair value of $5.4 million compared to 117 lots in 4 communities with an estimated fair value of $5.9 million for the three months ended June 30, 2009. For the nine months ended June 30, 2010, the inventory impaired represented 1,060 lots in 25 communities with an estimated fair value of $48.7 million compared to 2,208 lots in 32 communities with an estimated fair value of $72.5 million for the comparable period of the prior year. During the current period, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates led to additional impairments in certain communities during the current quarter. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material. The impairments recorded on our held for development inventory for the three and nine months ended June 30, 2010 and 2009, primarily resulted from the competitive market conditions in those specific submarkets for the product and locations of these communities.
During the nine months ended June 30, 2010, as a result of challenging market conditions and review of recent comparable transactions, certain of the Company’s land held for sale was further written down to net realizable value, less estimated costs to sell.
We also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Under option contracts, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $37.2 million at June 30, 2010. This amount includes non-refundable letters of credit of approximately $3.7 million. The total remaining purchase price, net of cash deposits, committed under these option contracts was $271.3 million as of June 30, 2010, representing 5,909 lots.
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
We expect to exercise, subject to market conditions, most of our remaining option contracts. Various factors, some of which are beyond our control, such as homebuyer demand, home inventory levels, employment activity, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether land options will be exercised.
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
We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our unaudited condensed consolidated balance sheets at June 30, 2010 and September 30, 2009 reflect consolidated inventory not owned of $43.3 million and $53.0 million, respectively. We consolidated $34.7 million and $42.8 million of lot option agreements as consolidated inventory not owned pursuant to ASC 470 as of June 30, 2010 and September 30, 2009, respectively. In addition, as of June 30, 2010 and September 30, 2009, we recorded $8.6 million and $10.2 million, respectively, of land under the caption “consolidated inventory not owned” related to lot option agreements in accordance with ASC 470. Obligations related to consolidated inventory not owned totaled $24.4 million at June 30, 2010 and $26.4 million at September 30, 2009. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements.
(5) Interest
Our ability to capitalize all interest incurred during the three and nine months ended June 30, 2010 and 2009 has been limited by the reduction in our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Capitalized interest in inventory, beginning of period	$41,107	$45,466	$38,338	$45,977
Interest incurred	31,561	35,806	96,977	103,059
Capitalized interest impaired	(196)	(160)	(1,292)	(2,113)
Interest expense not qualified for capitalization and included as other expense	(17,381)	(23,727)	(57,478)	(65,986)
Capitalized interest amortized to house construction and land sales expenses	(16,444)	(12,999)	(37,898)	(36,551)

Capitalized interest in inventory, end of period	$38,647	$44,386	$38,647	$44,386

(6) Earnings Per Share and Equity Transactions
Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(Loss) income from continuing operations	$(27,592)	$(25,417)	$23,187	$(213,315)
(Loss) income from discontinued operations, net of tax	(224)	(2,559)	2,294	(9,859)

Net (loss) income	$(27,816)	$(27,976)	$25,481	$(223,174)

Weighted average number of shares outstanding — basic	68,310	38,815	55,079	38,666
Basic (loss) earnings per share from continuing operations	$(0.41)	$(0.65)	$0.42	$(5.52)
Basic (loss) earnings per share from discontinued operations	$—	$(0.07)	$0.04	$(0.25)
Basic (loss) earnings per share	$(0.41)	$(0.72)	$0.46	$(5.77)

Diluted:
Interest on convertible debt — net of taxes	$—	$—	$1,434	$—

(Loss) income from continuing operations for diluted EPS	$(27,592)	$(25,417)	$24,621	$(213,315)
(Loss) income from discontinued operations, net of tax for diluted EPS	(224)	(2,559)	2,294	(9,859)

(Loss) income for diluted EPS	$(27,816)	$(27,976)	$26,915	$(223,174)

Weighted average number of shares outstanding — basic	68,310	38,815	55,079	38,666
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	—	—	7,738	—
Shares issuable upon conversion of TEU prepaid stock purchase contracts	—	—	2,459	—

Weighted average number of shares outstanding — diluted	68,310	38,815	65,276	38,666

Diluted (loss) earnings per share from continuing operations	$(0.41)	$(0.65)	$0.38	$(5.52)
Diluted (loss) earnings per share from discontinued operations	$—	$(0.07)	$0.03	$(0.25)
Diluted (loss) earnings per share	$(0.41)	$(0.72)	$0.41	$(5.77)
In computing diluted earnings per share for the nine months ended June 30, 2010, options/SSARs to purchase 1.9 million shares of common stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. In computing diluted loss per share for the three months ended June 30, 2010 and the three and nine months ended June 30, 2009, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect.
On November 18, 2005, our Board of Directors authorized a stock repurchase plan of up to ten million shares of our common stock. During the three and nine months ended June 30, 2010 and 2009 we did not repurchase any shares. At June 30, 2010, there are approximately 5.4 million additional shares available for purchase pursuant to the plan; however, our repurchase program is suspended and any resumption of such program will be at the discretion of the Board of Directors and as allowed by our debt covenants and is unlikely in the foreseeable future.
Effective January 7, 2010, we amended our Section 382 Stockholder Rights Plan (the Rights Plan) to advance its expiration date to January 7, 2010. As a result, the Rights Plan is no longer in effect.
On January 12, 2010, we closed on our underwritten public offering of 22,425,000 shares of Beazer common stock. The Company utilized 3.4 million shares of treasury stock and received net proceeds of $97.8 million from the offering, after underwriting discounts, commissions and transaction expenses.
On May 10, 2010, we concurrently closed on our underwritten public offerings of 12.5 million shares of Beazer common stock and 3.0 million 7.25% tangible equity units (TEUs) and received net proceeds of $141.6 million from these two offerings, after underwriting discounts, commissions and transaction expenses. Each TEU is comprised of a prepaid stock purchase contract and a senior amortizing note due August 15, 2013 (see Note 7 for discussion of the amortizing notes) which are legally separable and detachable. The prepaid stock purchase contracts will convert to Beazer Homes stock on August 15, 2013 based on the applicable settlement factor, as defined in the offering agreement, which will be between 3.5126 shares per unit and 4.3029 shares per unit. We have accounted for the prepaid stock purchase contracts as equity and recorded $57.4 million, the initial fair value of these contracts, based on the relative fair value method, as additional paid in capital as of June 30, 2010.
(7) Borrowings
At June 30, 2010 and September 30, 2009 we had the following long-term debt (in thousands):

			September 30,
	Maturity Date	June 30, 2010	2009
Secured Revolving Credit Facility	August 2011	$—	$—

8 5/8% Senior Notes	May 2011	—	127,254
8 3/8% Senior Notes	April 2012	—	303,599
6 1/2% Senior Notes	November 2013	164,473	164,473
6 7/8% Senior Notes	July 2015	209,454	209,454
8 1/8% Senior Notes	June 2016	180,879	180,879
12% Senior Secured Notes	October 2017	250,000	250,000
9 1/8% Senior Notes	June 2018	300,000	—
TEU Senior Amortizing Notes	August 2013	15,738	—
4 5/8% Convertible Senior Notes	June 2024	—	154,500
Unamortized debt discounts		(24,485)	(27,257)

Total Senior Notes, net		1,096,059	1,362,902

Mandatory Convertible Subordinated Notes	January 2013	57,500	—
Junior subordinated notes	July 2036	46,953	103,093
Other secured notes payable	Various Dates	10,418	12,543
Model home financing obligations	Various Dates	706	30,361

Total debt, net		$1,211,636	$1,508,899

Secured Revolving Credit Facility —On August 5, 2009, we entered into an amendment to our Secured Revolving Credit Facility that reduced the size of the facility to $22 million. The Secured Revolving Credit Facility is provided by one lender. The Secured Revolving Credit Facility provides for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of June 30, 2010, we have elected to cash collateralize all letters of credit; however we have pledged approximately $1.0 billion of inventory assets to our revolving credit facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of June 30, 2010 or September 30, 2009.
We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our revolving credit facility provide a total letter of credit capacity of approximately $94.6 million. As of June 30, 2010, we have secured letters of credit using cash collateral in restricted accounts totaling $41.8 million. The Company may enter into additional arrangements to provide additional letter of credit capacity.
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

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At June 30, 2010, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, each indenture (other than the indentures governing the convertible Senior Notes and the Senior Secured Notes) requires us to offer to purchase 10% of each series of Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets as defined) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $82.5 million of notes, based on the original amounts of the applicable notes; however, this amount may be reduced by certain Senior Note repurchases (potentially at less than par) made after the triggering date. As of June 30, 2010, our consolidated tangible net worth was $404.6 million.
On January 8, 2010, we redeemed our 8 5/8% Senior Notes due 2011 at par totaling $127.3 million. This redemption resulted in a loss on debt extinguishment of $0.9 million due primarily to the acceleration of debt discount and issuance costs. In May 2010, we redeemed our 8 3/8% Senior Notes due 2012 at par for a total of $303.6 million. This redemption resulted in a loss on debt extinguishment of $2.9 million, which includes the acceleration of debt issuance cost amortization. In addition, during the quarter ended June 30, 2010, we redeemed for cash all of the outstanding Convertible Senior Notes for a total of $155.5 million. The redemption resulted in a loss on debt extinguishment of $6.2 million, which includes the acceleration of debt issuance cost amortization.
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
In May 2010, we issued $300 million aggregate principal amount of 9 1/8% Senior Notes due June 15, 2018. Interest on these notes is payable semi-annually in cash in arrears, commencing on June 15, 2010. These notes are unsecured and rank equally with our unsecured indebtedness. We may, at our option, redeem the 9 1/8% Senior Notes in whole or in part at any time at specified redemption prices which include a “make whole” provision through June 15, 2014.
Also in May 2010, we issued 3 million 7.25% tangible equity units which were comprised of prepaid stock purchase contracts (see Note 6) and senior amortizing notes. The amortizing notes had an aggregate initial principal amount of $15,738,000 as determined under the relative fair value method. These notes will pay quarterly installments of principal and interest aggregating approximately $1.4 million per quarter, beginning August 15, 2010 through August 15, 2013, and in the aggregate, these installments will be equivalent to a 7.25% cash payment per year with respect to each $25 stated amount of the TEUs. The amortizing notes will be unsecured senior obligations and will rank equally with all of our other unsecured indebtedness. If we elect to settle the prepaid stock purchase contracts early, we may be required to repurchase certain amortizing notes, plus accrued and unpaid interest as provided for in the TEU agreement.
As of June 30, 2010, we were in compliance with all covenants under our Senior Notes.
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
On January 15, 2010, we completed an exchange of $75 million of our trust preferred securities issued by Beazer Capital Trust I for a new issue of $75 million of junior subordinated notes due July 30, 2036 issued by the Company (the New Junior Notes). The exchanged trust preferred securities and the related junior subordinated notes issued in 2006 were cancelled effective January 15, 2010. The material terms of the New Junior Notes are identical to the terms of the original trust securities except that when the New Junior Notes change from a fixed rate to a variable rate in August 2016, the variable rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, the Company now has the option to redeem the New Junior Notes beginning on June 1, 2012 at 75% of par value and beginning on June 1, 2022, the redemption price of 75% of par value will increase by 1.785% per year.
The aforementioned exchange has been accounted for as an extinguishment of debt and, as such, the New Junior Notes were recorded at their estimated fair value at the exchange date. Over the remaining life of the New Junior Notes, we will increase their carrying value until this carrying value equals the face value of the notes. During the nine months ended June 30, 2010, we recorded a pre-tax gain on extinguishment of $53.6 million in connection with this exchange.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of June 30, 2010 and September 30, 2009, we had outstanding notes payable of $10.4 million and $12.5 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2011 and had fixed rates ranging from 8.0% to 9.0% at June 30, 2010. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
Model Home Financing Obligations - Due to a continuing interest in certain model home sale-leaseback transactions, we have recorded $0.7 million and $30.4 million of debt as of June 30, 2010 and September 30, 2009, respectively, related to these “financing” transactions. These model home transactions incur interest at a variable rate of one-month LIBOR plus 450 basis points, 4.85% as of June 30, 2010. The model homes financed in these transactions are recorded as inventory until such homes are sold to the ultimate homebuyer and the related financing obligation is repaid. At such time, we recognize revenue and related costs, and the inventory associated with the model homes and the model home financing obligations are reduced. We expect to conclude this “financing transaction” by September 30, 2010. The sale transaction above is reflected as cash provided by operating activities and the reduction in the model home financing obligation is presented as cash used in financing activities in the accompanying unaudited condensed consolidated statements of cash flows.
(8) Income Taxes
Due to The Worker, Homeownership and Business Assistance Act of 2009 which allowed us to carry back a portion of our fiscal 2009 federal tax losses, the Company received a federal income tax refund of approximately $101 million during the quarter ended March 31, 2010. During the third quarter of fiscal 2010, we finalized our carry back claim and we requested an additional refund of $32 million for a total carry back claim of approximately $133 million. These carry back claims allowed us to claim a refund of taxes paid in prior years and to monetize a deferred tax asset that had previously had a valuation allowance recorded against it. Subsequent to June 30, 2010, we received the additional $32 million refund.
Our tax benefit from continuing operations of $28.4 million and $124.1 million for the three and nine months ended June 30, 2010 primarily resulted from the enacted tax legislation that allowed us to carry back a portion of our fiscal 2009 federal tax losses and claim a refund on prior year taxes paid. The difference between the additional carry back claim requested during the quarter and our tax benefit from continuing operations results from changes to our estimates of future sources of taxable income and unrecognized tax benefits. The principal difference between our effective rate and the U.S. federal statutory rate for the three and nine months ended June 30, 2010 relates to the carry back of federal tax losses and valuation allowance.
We experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code as of January 12, 2010. Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforward and certain built-in losses or deductions recognized during the five-year period after the ownership change. Therefore our ability to utilize our pre-ownership change net operating loss (NOL) carryforwards and certain recognized built-in losses or deductions is limited by Section 382 to a maximum annual amount of approximately $11.4 million.
We established, during fiscal 2008, a valuation allowance for substantially all of our deferred tax assets. Due to a combination of Section 382 limitations and the maximum 20-year carryforward of our NOLs, we will be unable to fully recognize certain deferred tax assets. Accordingly, we have reduced our gross deferred tax assets and corresponding valuation allowance by $5.9 million during the quarter ended June 30, 2010. As a result, as of June 30, 2010, our remaining valuation allowance was $372.3 million and we expect to continue to add to our gross deferred tax assets for anticipated NOLs that will not be limited by Section 382. Additionally, as of September 30, 2009, we had approximately $174.3 million of gross deferred tax assets related to accrued losses on our inventory, an undeterminable portion of which will not be recoverable due to the Section 382 limitation. Due to the continued uncertainty regarding the recoverability of the remaining deferred tax assets, we still believe that a valuation allowance is needed for substantially all of our deferred tax assets. In future periods, the allowance could be modified based on sufficient evidence indicating that more likely than not a portion or all of the Company’s deferred tax assets will be realized.
The IRS is currently conducting a routine examination of our federal income tax returns for fiscal years 2007 through 2009, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal 2007 and subsequent years. During the third quarter of fiscal 2010, we closed the federal statute for fiscal year 2006.
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
As of June 30, 2010, our warranty reserves includes an estimate for the repair of less than 50 homes in southwest Florida where certain of our subcontractors installed defective Chinese drywall in homes that were delivered during our 2006 and 2007 fiscal years. As of June 30, 2010, we have completed repairs on approximately 40% of these homes and have begun repairing a number of the remaining homes. In the future we may inspect additional homes in order to determine whether they also contain the defective Chinese drywall.

The outcome of these potential future inspections or an unexpected increase in repair costs may require us to increase our warranty reserve in the future. However, the amount of additional liability, if any, is not reasonably estimable. In addition, the Company has been named as defendants in a number of legal actions related to Chinese drywall (see Other Matters below).
As a result of our analyses, we adjust our estimated warranty liabilities. While we believe that our warranty reserves are adequate as of June 30, 2010, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$26,666	$32,379	$30,100	$40,822
Accruals for warranties issued	2,349	1,753	5,112	4,633
Changes in liabilty related to warranties existing in prior periods	779	866	731	(1,548)
Payments made	(4,421)	(3,110)	(10,570)	(12,019)

Balance at end of period	$25,373	$31,888	$25,373	$31,888

Litigation
ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan against the Company and certain employees and directors of the Company. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (ERISA), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently making similar allegations and the court consolidated these five lawsuits. The parties have reached a settlement which will be largely funded by insurance proceeds and is subject to court approval. Under the terms of the settlement, the lawsuit will be dismissed with prejudice and there will be a release of all claims. The Company has accrued a liability for such matter which is not material to the Company’s financial position or results of operations and is included in the total litigation accrual discussed below.
Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit. A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (RESPA) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The parties have reached a tentative agreement to settle the lawsuit, which will be partially funded by insurance proceeds and is subject to court approval. Under the terms of the settlement, the action will be dismissed with prejudice, and the Company and all other defendants will not admit any liability. The Company has accrued a liability for such matter which is not material to the Company’s financial position or results of operations and is included in the total litigation accrual discussed below.
Beazer Homes and several subsidiaries were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999, to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court and plaintiffs filed a Second Amended Complaint which substituted new named-plaintiffs. The Company filed a motion to dismiss the Second Amended Complaint, which the federal court granted in part. The federal court dismissed the sole federal claim, declined to rule on the state law claims, and remanded the case to the Superior Court of Placer County. The Company filed a supplemental motion to dismiss/demurrer regarding the remaining state law claims in the Second Amended Complaint and the state court sustained defendants’ demurrer but granted the plaintiffs leave to amend their claims. Plaintiffs thereafter filed a Third Amended Complaint which defendants removed to federal court based on the presence of a federal question and pursuant to the Class Action Fairness Act and thereafter moved to dismiss. Plaintiffs filed a motion to remand the case. The federal court granted the plaintiffs’ motion and remanded the case to the Superior Court of Placer County. The defendants filed a petition with the U.S. Court of Appeals for the Ninth Circuit for permission to appeal the remand order and a demurrer in state court as to all counts of the Third Amended Complaint. The state court granted the defendants’ demurrer as to the plaintiffs’ breach of contract claim, but the unfair competition claim remains. The Company filed its answer to the Third Amended Complaint on June 11, 2010. The Company intends to continue to vigorously defend against the action. Given the inherent uncertainties in this litigation, as of June 30, 2010, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
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
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of the deferred prosecution agreement (DPA), the Company’s liability for fiscal 2010 will be equal to the greater of $1 million or 4% of the Company’s adjusted EBITDA (as defined in the DPA) and in each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as described in Note 9) will also be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million of which $14 million was paid during fiscal 2009. As of June 30, 2010 and September 30, 2009, we accrued $2.0 million for fiscal 2010 obligations under the DPA and HUD agreements, of which $1.0 million was paid subsequent to June 30, 2010. While we believe that our accrual for this liability is adequate as of June 30, 2010, positive adjusted EBITDA results in future years will require us to increase our accrual and incur additional expense in the future.
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our communities completed or under construction. The EPA has since requested information on additional communities and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of June 30, 2010, no monetary penalties had been imposed in connection with such Administrative Orders. Consistent with its approach with other homebuilders, the EPA has contacted the Company about a possible resolution of these issues. Settlement negotiations are proceeding. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.
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
On June 3, 2009, a purported class action complaint was filed by the owners of one of our homes in our Magnolia Lakes’ community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was filed in the Circuit Court for Lee County, Florida on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney’s fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other complaints filed in the multidistrict litigation and continues to pursue recovery against responsible subcontractors and drywall suppliers. The Company believes that the claims asserted in these actions are governed by its home warranty or are without merit. Accordingly, the Company intends to vigorously defend against this litigation. Given the inherent uncertainties in this litigation, as of June 30, 2010, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.
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
The lender of one of our unconsolidated joint ventures has filed individual lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. We are a 2.58% member in this joint venture (see Note 3 for additional information). An estimate of possible loss or range of loss, if any cannot presently be made. Given the inherent uncertainties and complexities in this litigation, as of June 30, 2010, no accrual has been recorded, as losses, if any related to this matter are not both probable and reasonably estimable. In addition, one member of the joint venture filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members have failed to perform under the applicable membership agreements. The arbitration proceeding in this matter was held in February 2010 and the arbitration panel issued its decision on July 6, 2010. Under the decision, the panel denied the plaintiff’s claims for specific performance claims and awarded damages in an amount well below the amount claimed. The Company does not believe that its proportional share of the award is considered material to our consolidated financial position or results of operations. The Company has accordingly accrued a liability consistent with our policy for such matters that is included in the total litigation accrual discussed below.
We have accrued $19.6 million and $19.7 million in other liabilities related to all of the above matters as of June 30, 2010 and September 30, 2009, respectively.
We had outstanding letters of credit and performance bonds of approximately $40.3 million and $192.1 million, respectively, at June 30, 2010 related principally to our obligations to local governments to construct roads and other improvements in various developments. Our outstanding letters of credit include $3.7 million relating to our land option contracts discussed in Note 4.
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

	Level 1	Level 2	Level 3	Total
Development projects in progress	$—	$—	$48,741	$48,741
Land held for sale	—	—	2,039	2,039
As previously disclosed, we review our long-lived assets, including inventory for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. During the three and nine months ended June 30, 2010, we recorded total inventory impairments of $4.5 million and $22.4 million for development projects in progress and total inventory impairments for land held for sale of $0.1 million and $1.3 million, respectively. See Notes 1 and 4 for additional information related to the fair value accounting for the assets listed above.
The fair values of our investments in unconsolidated joint ventures are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. During the three and nine months ended June 30, 2010, we recorded the writedown of our investment in certain of our unconsolidated joint ventures to a fair value of $0, resulting in impairments of $12.5 million and $24.0 million, respectively, $2.7 million of which is included in loss from discontinued operations for the nine months ended June 30, 2010, net of tax in the accompanying unaudited condensed consolidated statement of operations (see Note 3 for additional information related to the fair value accounting for our unconsolidated joint ventures).
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

	As of June 30, 2010		As of September 30, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior Notes	$1,096,059	$1,056,247	$1,362,902	$1,200,612
Mandatory Convertible Subordinated Notes	57,500	48,369	—	—
Junior Subordinated Notes	46,953	46,953	103,093	52,377

	$1,200,512	$1,151,569	$1,465,995	$1,252,989

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
(11) Segment Information
As defined in SFAS 131, Disclosures About Segments of an Enterprise and Related Information (ASC 280), we have three homebuilding segments operating in 16 states and one financial services segment. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues in our financial services segment are derived primarily from title services provided predominantly to customers of our homebuilding operations. Our reportable segments, described below, have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. The reportable homebuilding segments include operations conducting business in the following states:
West: Arizona, California, Nevada, New Mexico and Texas
East: Delaware, Indiana, Maryland, New Jersey, North Carolina (Raleigh), Pennsylvania, Tennessee (Nashville) and Virginia
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue
West	$121,706	$87,328	$291,832	$264,428
East	162,274	95,043	347,488	240,029
Southeast	55,289	41,343	116,170	123,250
Financial Services	673	357	1,421	1,157

Total	$339,942	$224,071	$756,911	$628,864

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating income (loss)
West	$2,717	$(6,467)	$6,437	$(33,147)
East	11,446	(923)	22,696	(14,760)
Southeast	3,568	(3,877)	(3,800)	(20,546)
Financial Services	473	172	853	228

Segment total	18,204	(11,095)	26,186	(68,225)

Corporate and unallocated (a)	(36,258)	(37,667)	(95,726)	(134,763)

Total operating loss	(18,054)	(48,762)	(69,540)	(202,988)

Equity in loss of unconsolidated joint ventures	(12,492)	(3,428)	(21,314)	(13,191)
(Loss)/gain on early extinguishment of debt	(9,045)	55,214	43,901	55,214
Other expense, net	(16,383)	(22,291)	(53,951)	(59,714)

Loss from continuing operations before income taxes	$(55,974)	$(19,267)	$(100,904)	$(220,679)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Depreciation and amortization
West	$1,485	$1,765	$3,992	$4,536
East	940	1,570	2,599	4,105
Southeast	664	515	1,506	1,156
Financial Services	1	—	2	9

Segment total	3,090	3,850	8,099	9,806

Corporate and unallocated (a)	530	1,110	1,692	3,128

Consolidated total	$3,620	$4,960	$9,791	$12,934

	June 30,	September 30,
	2010	2009
Assets
West	$639,840	$664,857
East	399,012	428,673
Southeast	166,974	182,155
Financial Services (b)	36,741	35,720
Corporate and unallocated (c)	677,996	680,047
Discontinued operations	35,522	37,958

Consolidated total	$1,956,085	$2,029,410

	Nine Months Ended June 30,
	2010	2009
Capital Expenditures
West	$2,558	$1,476
East	1,429	1,181
Southeast	669	805
Corporate and unallocated	2,002	2,022

Consolidated total	$6,658	$5,484

(a)	Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. For the nine months ended June 30, 2009, corporate and unallocated includes $16.1 million of goodwill impairments.

(b)	Primarily consists of intercompany receivables for services rendered on behalf of other Beazer Homes’ consolidated entities which are eliminated in consolidation.

(c)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other corporate items that are not allocated to the segments.
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

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
June 30, 2010
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

ASSETS
Cash and cash equivalents	$470,287	$4,461	$393	$(3,183)	$471,958
Restricted cash	41,795	813	—	—	42,608
Accounts receivable (net of allowance of $3,573)	—	33,896	14	—	33,910
Income tax receivable	40,936	—	—	—	40,936
Owned inventory	—	1,235,073	—	—	1,235,073
Consolidated inventory not owned	—	43,285	—	—	43,285
Investments in unconsolidated joint ventures	773	7,906	—	—	8,679
Deferred tax assets, net	11,583	—	—	—	11,583
Property, plant and equipment, net	—	23,266	—	—	23,266
Investments in subsidiaries	269,230	—	—	(269,230)	—
Intercompany	875,043	(882,029)	3,803	3,183	—
Other assets	21,451	18,339	4,997	—	44,787

Total assets	$1,731,098	$485,010	$9,207	$(269,230)	$1,956,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$67,034	$—	$—	$67,034
Other liabilities	74,704	119,165	4,456	—	198,325
Intercompany	445	—	(445)	—	—
Obligations related to consolidated inventory not owned	—	24,359	—	—	24,359
Total debt (net of discounts of $24,485)	1,201,218	10,418	—	—	1,211,636

Total liabilities	1,276,367	220,976	4,011	—	1,501,354

Stockholders’ equity	454,731	264,034	5,196	(269,230)	454,731

Total liabilities and stockholders’ equity	$1,731,098	$485,010	$9,207	$(269,230)	$1,956,085

Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
September 30, 2009
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

ASSETS
Cash and cash equivalents	$495,692	$11,482	$2,915	$(2,750)	$507,339
Restricted cash	48,326	1,135	—	—	49,461
Accounts receivable (net of allowance of $7,545)	—	28,377	28	—	28,405
Income tax receivable	9,922	—	—	—	9,922
Owned inventory	—	1,265,441	—	—	1,265,441
Consolidated inventory not owned	—	53,015	—	—	53,015
Investments in unconsolidated joint ventures	3,093	27,031	—	—	30,124
Deferred tax assets	7,520	—	—	—	7,520
Property, plant and equipment, net	—	25,939	—	—	25,939
Investments in subsidiaries	210,730	—	—	(210,730)	—
Intercompany	977,956	(984,511)	3,805	2,750	—
Other assets	26,750	22,419	3,075	—	52,244

Total assets	$1,779,989	$450,328	$9,823	$(210,730)	$2,029,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$70,285	$—	$—	$70,285
Other liabilities	86,717	134,655	5,943	—	227,315
Intercompany	361	—	(361)	—	—
Obligations related to consolidated inventory not owned	—	26,356	—	—	26,356
Total debt (net of discounts of $27,257)	1,496,356	12,543	—	—	1,508,899

Total liabilities	1,583,434	243,839	5,582	—	1,832,855

Stockholders’ equity	196,555	206,489	4,241	(210,730)	196,555

Total liabilities and stockholders’ equity	$1,779,989	$450,328	$9,823	$(210,730)	$2,029,410

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Three Months Ended June 30, 2010
Total revenue	$—	$339,660	$282	$—	$339,942

Home construction and land sales expenses	16,444	278,307	—	—	294,751
Inventory impairments and option contract abandonments	196	4,856	—	—	5,052

Gross (loss) profit	(16,640)	56,497	282	—	40,139
Selling, general and administrative expenses	—	54,542	31	—	54,573
Depreciation and amortization		3,620			3,620

Operating (loss) income	(16,640)	(1,665)	251	—	(18,054)
Equity in loss of unconsolidated joint ventures	—	(12,492)	—	—	(12,492)
Loss on extinguishment of debt	(9,045)	—	—	—	(9,045)
Other (expense) income, net	(17,381)	992	6	—	(16,383)

(Loss) income before income taxes	(43,066)	(13,165)	257	—	(55,974)
(Benefit from) provision for income taxes	(16,258)	(12,213)	89	—	(28,382)
Equity in loss of subsidiaries	(784)	—	—	784	—

(Loss) income from continuing operations	(27,592)	(952)	168	784	(27,592)
(Loss) income from discontinued operations, net of tax	—	(224)	—	—	(224)
Equity in loss of subsidiaries	(224)	—	—	224	—

Net income (loss)	$(27,816)	$(1,176)	$168	$1,008	$(27,816)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Nine Months Ended June 30, 2010
Total revenue	$—	$755,392	$1,519	$—	$756,911

Home construction and land sales expenses	37,898	609,462	—	—	647,360
Inventory impairments and option contract abandonments	1,292	22,757	—	—	24,049

Gross (loss) profit	(39,190)	123,173	1,519	—	85,502
Selling, general and administrative expenses	—	145,151	100	—	145,251
Depreciation and amortization		9,791			9,791

Operating (loss) income	(39,190)	(31,769)	1,419	—	(69,540)
Equity in loss of unconsolidated joint ventures	—	(21,314)	—	—	(21,314)
Gain on extinguishment of debt	43,625	276	—	—	43,901
Other (expense) income, net	(57,478)	3,477	50	—	(53,951)

(Loss) income before income taxes	(53,043)	(49,330)	1,469	—	(100,904)
(Benefit from) provision for income taxes	(20,024)	(104,581)	514	—	(124,091)
Equity in income of subsidiaries	56,206	—	—	(56,206)	—

Income from continuing operations	23,187	55,251	955	(56,206)	23,187
Income from discontinued operations, net of tax	—	2,294	—	—	2,294
Equity in income of subsidiaries	2,294	—	—	(2,294)	—

Net income	$25,481	$57,545	$955	$(58,500)	$25,481

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Three Months Ended June 30, 2009
Total revenue	$—	$223,927	$144	$—	$224,071

Home construction and land sales expenses	12,999	193,459	—	—	206,458
Inventory impairments and option contract abandonments	160	11,632	—	—	11,792

Gross (loss) profit	(13,159)	18,836	144	—	5,821
Selling, general and administrative expenses	—	49,751	(128)	—	49,623
Depreciation and amortization	—	4,960	—	—	4,960

Operating (loss) income	(13,159)	(35,875)	272	—	(48,762)
Equity in loss of unconsolidated joint ventures	—	(3,428)	—	—	(3,428)
Gain on extinguishment of debt	55,214	—	—	—	55,214
Other (expense) income, net	(23,728)	1,645	(208)	—	(22,291)

Income (loss) from continuing operations before income taxes	18,327	(37,658)	64	—	(19,267)
Provision for (benefit from) income taxes	7,615	(1,479)	14	—	6,150
Equity in (loss) income of subsidiaries	(36,129)	—	—	36,129	—

(Loss) income from continuing operations	(25,417)	(36,179)	50	36,129	(25,417)
Loss from discontinued operations, net of tax	—	(2,559)	—	—	(2,559)
Equity in loss of subsidiaries	(2,559)	—	—	2,559	—

Net (loss) income	$(27,976)	$(38,738)	$50	$38,688	$(27,976)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Nine Months Ended June 30, 2009
Total revenue	$—	$628,384	$480	$—	$628,864

Home construction and land sales expenses	36,551	529,306	—	—	565,857
Inventory impairments and option contract abandonments	2,113	64,998	—	—	67,111

Gross (loss) profit	(38,664)	34,080	480	—	(4,104)
Selling, general and administrative expenses	—	169,842	(35)	—	169,807
Depreciation and amortization	—	12,934	—	—	12,934
Goodwill impairment	—	16,143	—	—	16,143

Operating (loss) income	(38,664)	(164,839)	515	—	(202,988)
Equity in loss of unconsolidated joint ventures	—	(13,191)	—	—	(13,191)
Gain on extinguishment of debt	55,214	—	—	—	55,214
Other (expense) income, net	(65,987)	6,485	(212)	—	(59,714)

(Loss) income from continuing operations before income taxes	(49,437)	(171,545)	303	—	(220,679)
(Benefit from) provision for income taxes	(17,071)	9,592	115	—	(7,364)
Equity in (loss) income of subsidiaries	(180,949)	—	—	180,949	—

(Loss) income from continuing operations	(213,315)	(181,137)	188	180,949	(213,315)
Loss from discontinued operations, net of tax	—	(9,859)	—	—	(9,859)
Equity in loss of subsidiaries	(9,859)	—	—	9,859	—

Net (loss) income	$(223,174)	$(190,996)	$188	$190,808	$(223,174)

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Cash Flow Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

For the nine months ended June 30, 2010
Net cash (used in) provided by operating activities	$(108,436)	$111,653	$(2,440)	$—	$777

Cash flows from investing activities:
Capital expenditures	—	(6,658)	—	—	(6,658)
Investments in unconsolidated joint ventures	—	(5,122)	—	—	(5,122)
Increases in restricted cash	(25,156)	(1,094)	—	—	(26,250)
Decreases in restricted cash	31,880	1,223	—	—	33,103

Net cash provided by (used in) investing activities	6,724	(11,651)	—	—	(4,927)

Cash flows from financing activities:
Repayment of debt	(615,008)	(2,125)	—	—	(617,133)
Proceeds from issuance of new debt	373,238	—	—	—	373,238
Debt issuance costs	(9,296)	—	—	—	(9,296)
Common stock redeemed	(134)	—	—	—	(134)
Proceeds from the issuance of common stock	166,719	—	—	—	166,719
Proceeds from the issuance of TEU prepaid stock purchase contracts	57,432	—	—	—	57,432
Excess tax benefit from equity-based compensation	(2,057)	—	—	—	(2,057)
Advances to/from subsidiaries	105,413	(104,898)	(82)	(433)	—

Net cash provided by (used in) financing activities	76,307	(107,023)	(82)	(433)	(31,231)

Decrease in cash and cash equivalents	(25,405)	(7,021)	(2,522)	(433)	(35,381)
Cash and cash equivalents at beginning of period	495,692	11,482	2,915	(2,750)	507,339

Cash and cash equivalents at end of period	$470,287	$4,461	$393	$(3,183)	$471,958

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

For the nine months ended June 30, 2009
Net cash provided by (used in) operating activities	$61,635	$(63,616)	$3,481	$—	$1,500

Cash flows from investing activities:
Capital expenditures	—	(5,484)	—	—	(5,484)
Investments in unconsolidated joint ventures	—	(9,042)	—	—	(9,042)
Increases in restricted cash	(21,290)	(668)	—	—	(21,958)
Decreases in restricted cash	9,963	390	—	—	10,353

Net cash used in investing activities	(11,327)	(14,804)	—	—	(26,131)

Cash flows from financing activities:
Repayment of debt	(79,159)	(11,995)	—	—	(91,154)
Debt issuance costs	(1,311)	—	—	—	(1,311)
Common stock redeemed	(22)	—	—	—	(22)
Excess tax benefit from equity-based compensation	(2,267)	—	—	—	(2,267)
Advances to/from subsidiaries	(79,978)	78,579	(735)	2,134	—

Net cash (used in) provided by financing activities	(162,737)	66,584	(735)	2,134	(94,754)

(Decrease) increase in cash and cash equivalents	(112,429)	(11,836)	2,746	2,134	(119,385)
Cash and cash equivalents at beginning of period	575,856	14,806	5	(6,333)	584,334

Cash and cash equivalents at end of period	$463,427	$2,970	$2,751	$(4,199)	$464,949

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
We have classified the results of operations of BMC and our exit markets as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. Discontinued operations were not segregated in the unaudited condensed consolidated balance sheets or statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of operations. The results of operations of the BMC and the exit markets classified as discontinued operations in the unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2010 and 2009 were as follows ( in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total revenue	$186	$582	$886	$16,476
Home construction and land sales expenses	(64)	718	1,090	15,063
Inventory impairments and lot option abandonments	73	64	232	9,209

Gross profit (loss)	177	(200)	(436)	(7,796)
Selling, general and administrative expenses	719	1,846	2,289	5,303
Depreciation and amortization	4	(3)	4	145

Operating loss	(546)	(2,043)	(2,729)	(13,244)
Equity in loss of unconsolidated joint ventures	—	(613)	(2,731)	(604)
Gain on extinguishment of debt	—	—	—	3,574
Other income (expense), net	43	(63)	117	(202)

Loss from discontinued operations before income taxes	(503)	(2,719)	(5,343)	(10,476)
Benefit from income taxes	(279)	(160)	(7,637)	(617)

(Loss) income from discontinued operations, net of tax	$(224)	$(2,559)	$2,294	$(9,859)

Assets and liabilities from discontinued operations at June 30, 2010 and September 30, 2009, which relates to BMC and the exit markets, consist of the following (in thousands):

	June 30,	September 30,
	2010	2009
ASSETS
Accounts receivable	$344	$979
Inventory	34,726	33,861
Other	452	3,118

Assets of discontinued operations	$35,522	$37,958

LIABILITIES
Trade accounts payable and other liabilities	$4,501	$5,719
Accrued warranty expenses	5,218	6,486

Liabilities of discontinued operations	$9,719	$12,205

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
The homebuilding environment has suffered extensively during the recession of the past several years. Declining levels of employment and consumer confidence due to our slowing national economy led to increased home mortgage delinquencies, foreclosures and an excessive supply of new and existing homes for sale. While the homebuilding environment shows some signs of improving conditions, we see homebuyers caught between the factors that favor a resumption of growth in the new home market and those that weigh against a meaningful recovery. For example, attractive interest rates, historically high affordability and recent reports of home price stabilization are all positive factors; however, the expiration of the federal new homebuyer tax credit, stagnant employment growth and the overhang of foreclosures are significant factors impeding a quick and full housing market recovery.
Our third fiscal quarter and fiscal 2010 year-to-date financial and operational results have shown signs of improvement, yet still reflect extremely difficult economic and home building conditions. We have benefitted from the impending expiration of the homebuyer tax credit which concluded in June 2010 and which may have incentivized certain homebuyers to accelerate purchases into the first nine months of our fiscal 2010; however, we experienced a significant reduction in new home orders once the qualification period for the credit expired on April 30, 2010 — an indication that we have not yet begun a sustainable recovery in the new home market. As a result, we expect that new home orders in the remainder of fiscal 2010 will pose challenges for us. With this challenging market as a backdrop, we continue to exercise discipline in land acquisition. We benefit from an ample supply of finished lots for our immediate needs. We have also been successful in acquiring new land positions which meet our return criteria in many of our markets and, as a result, we expect that our land spending in fiscal 2010 will likely slightly exceed the level from the prior year.
During the quarter ended June 30, 2010, we completed a series of capital raising transactions. Specifically, we issued 12.5 million shares of common stock, 3 million 7.25% tangible equity units and $300 million in senior unsecured notes due 2018. We also redeemed in full our outstanding 8 3/8 senior notes due 2012 and our convertible senior notes due 2024. Combined, these transactions raised approximately $437 million of additional capital and reduced our total debt by $142.4 million. These transactions followed successful capital raising transactions in prior quarters of fiscal 2010, where we issued $57.5 million of 7.5% Mandatory Convertible Subordinated Notes and 22,425,000 shares of common stock, redeemed in full of our outstanding 8 5/8% senior notes due 2011, and completed a partial exchange of $75 million of our Junior Subordinated Notes due 2036 (see Notes 6 and 7 to the unaudited condensed consolidated financial statements), for which we recorded a gain of $53.6 million. As a result, our stockholders’ equity increased from $196.6 million as of September 30, 2009 to $454.7 million as of June 30, 2010. Tangible Net Worth (stockholders’ equity less certain intangible assets, as defined in our Senior Notes’ indentures) also increased by $267.6 million to $404.6 million at June 30, 2010.
We will continue to focus on maintaining a significant liquidity position as we selectively invest in the growth of the business. We may also, from time to time, continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all.
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
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, beginning in the second half of fiscal 2006 and continuing through the third quarter of fiscal 2010, we experienced challenging conditions in most of our markets which contributed to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations. In addition, the availability of the $8,000 First Time Homebuyer Tax Credit for homes sold by April 30, 2010 and closed by June 30, 2010, appears to have incentivized certain homebuyers to purchase homes through the April 30, 2010, thereby further impacting typical seasonal variations.

RESULTS OF CONTINUING OPERATIONS:

	Three Months Ended June 30,		Nine Months Ended June 30,
($ in thousands)	2010	2009	2010	2009
Revenues:
Homebuilding	$338,808	$222,895	$750,160	$626,338
Land sales and other	461	819	5,330	1,369
Financial Services	673	357	1,421	1,157

Total	$339,942	$224,071	$756,911	$628,864

Gross profit (loss):
Homebuilding	$39,018	$5,393	$81,397	$(5,317)
Land sales and other	448	71	2,684	56
Financial Services	673	357	1,421	1,157

Total	$40,139	$5,821	$85,502	$(4,104)

Gross margin:
Homebuilding	11.5%	2.4%	10.9%	-0.8%
Land and other sales	97.2%	8.7%	50.4%	4.1%
Total	11.8%	2.6%	11.3%	-0.7%

Selling, general and administrative (SG&A) expenses:
Homebuilding	$54,373	$49,438	$144,685	$168,887
Financial Services	200	185	566	920

Total	$54,573	$49,623	$145,251	$169,807

SG&A as a percentage of total revenue	16.1%	22.1%	19.2%	27.0%

Depreciation and amortization	$3,620	$4,960	$9,791	$12,934

Goodwill impairment	$—	$—	$—	$16,143

Equity in loss of unconsolidated joint ventures from:
Joint venture activities	$18	$758	$(38)	$621
Impairments	(12,510)	(4,186)	(21,276)	(13,812)

Equity in loss of unconsolidated joint ventures	$(12,492)	$(3,428)	$(21,314)	$(13,191)

(Loss) Gain on extinguishment of debt	$(9,045)	$55,214	$43,901	$55,214
Three and Nine Month Periods Ended June 30, 2010 Compared to the Comparable Periods Ended June 30, 2009
Revenues. Historically low interest rates, increased affordability and federal and state housing tax credits appear to have recently incented more prospective buyers to purchase a new home and have contributed to a 73.3% increase in homes closed compared to the three-month period ended June 30, 2009. Homes closed increased to 1,643 from 948 for the quarters ended June 30, 2010 and 2009, respectively. For the nine months ended June 30, 2010 compared to the same period of the prior year, homes closed increased by 30.7%. Foreclosures are still having an impact on the market. In every market, appraisals continue to be negatively impacted by foreclosure comparables which put further pricing pressure on all home sales and limit financing availability. The 12.3% decrease in our average sales prices as compared to the comparable quarter of the prior year was due to a change in the mix of closings, more significantly weighted to markets that serve primarily entry level homebuyers, a reduction in the amount of options selected by homebuyers during the tax credit period and, finally, a general decrease in sales prices in several of our markets in response to market conditions.

Gross Profit (Loss). Our gross margin improved for three months ended June 30, 2010 to 11.8% (13.3% without impairments and abandonments) compared to gross margin of 2.6% (7.9% without impairments and abandonments) for the comparable period of the prior year. Gross margin for the three months ended June 30, 2010 benefited from a reduction in non-cash pre-tax inventory impairments and option contract abandonments from $11.8 million in the three months ended June 30, 2009 to $5.1 million for the three months ended June 30, 2010, as well as from cost reductions related to our cost control initiatives including renegotiated vendor pricing where possible. Gross margins for nine months ended June 30, 2010 and 2009 were 11.3% and -0.7%, respectively. Gross margins for the nine months ended June 30, 2010 benefited from a reduction in non-cash pre-tax inventory impairments and option contract abandonments and certain non-recurring recoveries of certain warranty and product liability expenditures. Excluding year-to-date non-cash, pre-tax inventory impairment and abandonment charges of $24.0 million in fiscal 2010 and $67.1 million in fiscal 2009, gross margins were 14.5% and 10.0% for the nine months ended June 30, 2010 and 2009, respectively. Although we believe that we will continue to experience quarterly volatility in our gross margins, we do expect that our gross margin for fiscal 2010 will be higher than the full year gross margin achieved in fiscal 2009.
In our continued efforts to redeploy assets to more profitable endeavors, we executed a few land sales in the nine months ended June 30, 2010. Gross profit from land sales and other activities was $0.4 million and $2.7 million for the three and nine months ended June 30, 2010 compared to $71,000 and $56,000 for the three and nine months ended June 30, 2009. The $2.7 million year-to-date gross profit in fiscal 2010 includes $1.4 million related to a project sold in fiscal 2008 for which we completed our development responsibilities and obtained a final release during last quarter.
Selling, General and Administrative Expense. Selling, general and administrative expense (SG&A) totaled $54.6 million and $49.6 million in the quarters ended June 30, 2010 and 2009 and $145.3 million and $169.8 million for the nine months ended June 30, 2010 and 2009, respectively. The 10.1% increase in SG&A expense during the quarter is due to increased commissions related to our 73.3% increase in closings compared to the comparable period of the prior year. Our 14.4% decrease in SG&A for the nine month period is primarily related to increased efficiency related to our restructured overhead structure offset partially by an increase in commissions expense related to the significant increase in home closings this fiscal year as compared to the prior year. We believe that the fixed portion of our SG&A (exclusive of variable selling costs and other variable cash and non-cash based expenditures) are at sustainable levels pending material and sustained increases in new home orders and home closings.
Depreciation and Amortization. Depreciation and amortization (D&A) totaled $3.6 million and $9.8 million for the three and nine months ended June 30, 2010. D&A totaled $5.0 million and $12.9 million for the three and nine months ended June 30, 2009, respectively.
Goodwill Impairment Charges. The Company experienced a significant decline in its market capitalization during the three months ended December 31, 2008 (the first quarter of fiscal 2009). As of December 31, 2008, we considered these current and expected future market conditions and recorded a pretax, non-cash goodwill impairment charge of $16.1 million in the first quarter of fiscal 2009 related to our reporting units in Houston, Texas, Maryland and Nashville, Tennessee. These charges are reported in Corporate and Unallocated and are not allocated to our homebuilding segments. As a result of these goodwill impairments, as of June 30, 2010 and September 30, 2009, we had no goodwill remaining.
Joint Venture Impairment Charges. During the three months ended June 30, 2010, we determined that our investment in two of our joint ventures was impaired and recorded impairments totaling $12.5 million related to these joint ventures. Impairments of investments in our unconsolidated joint ventures totaled $24.0 million for the nine months ended June 30, 2010, of which $2.7 million related to one of our exit markets and is reported in income from discontinued operations, net of tax (see Note 3 to the unaudited condensed consolidated financial statements where fiscal 2010 impairments are further discussed). Impairments of investments in our unconsolidated joint ventures in our continuing operations totaled $4.2 million and $13.8 million for the three and nine months ended June 30, 2009. As of June 30, 2010, our total investment in unconsolidated joint ventures was $8.7 million which could potentially be impaired in the future if market conditions worsen.
Income Taxes. As we are in a cumulative loss position and based on the lack of sufficient objective evidence regarding the realization of our deferred tax assets in the foreseeable future, beginning with the fourth quarter of fiscal 2008, we recorded a valuation allowance for substantially all of our deferred tax assets (see Note 8 to the unaudited condensed consolidated financial statements for additional information). Our tax benefit from continuing operations of $124.1 million for the nine months ended June 30, 2010, primarily resulted from the enacted tax legislation that allowed us to carry back a portion of our fiscal 2009 federal tax losses and claim a refund on prior year taxes paid. The principal difference between our effective rate and the U.S. federal statutory rate for the nine months ended June 30, 2010 relates to the carryback of federal tax losses and our valuation allowance.

Discontinued Operations. During fiscal 2009, all of the homebuilding operating activities in the markets we have exited have ceased. On February 1, 2008, we determined that we would discontinue our mortgage origination services through Beazer Mortgage Corporation (BMC). As of September 30, 2008, all of BMC operating activities had ceased. We have classified the results of operations of BMC and our exit markets, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. All statement of operations information in the table above and the related management discussion and analysis exclude the results of discontinued operations. Total revenue from discontinued operations was $0.2 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively and $0.9 million and $16.5 million for the nine months ended June 30, 2010 and 2009, respectively. Additional operating data related to discontinued operations for the three and nine months ended June 30, 2010 and 2009 is as follows ($ in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Closings	—	2	—	57
New Orders	—	1	—	18
Homebuilding revenues	$—	$324	$—	$14,749
Land sale and other revenues	$186	$258	$886	$1,727
Joint venture impairments	$—	$613	$2,731	$613
See Note 13 to the unaudited condensed consolidated financial statements for additional information related to our discontinued operations.
Segment Results for the Three Months Ended June 30, 2010 and 2009:
Unit Data by Segment

	Three Months Ended June 30,
	New Orders, net			Cancellation Rates
	2010	2009	Change	2010	2009
West	367	670	-45.2%	35.0%	25.5%
East	445	599	-25.7%	28.7%	23.1%
Southeast	225	267	-15.7%	16.4%	15.5%

Total	1,037	1,536	-32.5%	28.9%	23.0%

	Nine Months Ended June 30,
	New Orders, net			Cancellation Rates
	2010	2009	Change	2010	2009
West	1,383	1,434	-3.6%	25.6%	33.9%
East	1,420	1,238	14.7%	23.1%	27.8%
Southeast	635	521	21.9%	16.8%	25.7%

Total	3,438	3,193	7.7%	23.1%	30.3%

New Orders and Backlog: New orders, net of cancellations, decreased 32.5% for the three months ended June 30, 2010 compared to the same period in the prior year, driven by the decline in the demand for new homes with the expiration of federal and state housing tax credits and a slight increase in our cancellation rate. Despite the year-to-date increase in net new orders, foreclosures continue to have an impact on the market. In most of our markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressure on all home sales and limit financing availability. As a result, we believe the market for new homes will pose challenges for the remainder of fiscal 2010.
For the three and nine months ended June 30, 2010, we experienced cancellation rates of 28.9% and 23.1% compared to 23.0% and 30.3% for the same periods of the prior year. The increase in cancellation rates across the majority of our markets for the three months ended June 30, 2010 as compared to the prior year period reflects the difficulty home buyers encountered in obtaining acceptable mortgage financing. The decrease in cancellation rates for the nine months ended June 30, 2010 reflects the market improvement and relative price stabilization as compared to the nine month period ended June 30, 2009. It also reflects the impact of historically low interest rates and increased affordability and federal and state housing tax credits which appear to have enticed more prospective buyers to purchase a new home.
Backlog reflects the number and value of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog at June 30, 2010 of $288.2 million decreased 33.1% from $430.6 million at June 30, 2009, related primarily to a 37.0% decrease in the number of homes in backlog.

	Backlog at June 30,
	2010	2009	Change
West	416	785	-47.0%
East	559	810	-31.0%
Southeast	200	271	-26.2%

Total	1,175	1,866	-37.0%

Backlog has decreased across all of our segments due primarily to the acceleration of closings to the quarter ended June 30, 2010 or before in order for homebuyers to take advantage of the federal and state housing tax credits. Foreclosures continue to pose problems in many of our markets manifesting in lower appraisals which put additional pricing pressure on all home sales and limit financing availability. As the availability of mortgage loans stabilizes and the inventory of new and used homes decreases, backlog should increase; however, continued reduced levels of backlog will produce less revenue in the future which could also result in additional asset impairment charges and lower levels of liquidity. At June 30, 2010, we had 797 unsold homes under construction (an increase of 293 units from prior year levels) and 319 unsold finished homes (an increase of 85 units from a year ago).
Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues and the average selling prices of our homes by reportable segment ($ in thousands):

	Three Months Ended June 30,
	Homebuilding Revenues			Average Selling Price			Closings
	2010	2009	Change	2010	2009	Change	2010	2009	Change
West	$121,706	$87,204	39.6%	$192.9	$219.1	-12.0%	631	398	58.5%
East	162,221	95,043	70.7%	227.5	$258.3	-11.9%	713	368	93.8%
Southeast	54,881	40,648	35.0%	183.5	$223.3	-17.8%	299	182	64.3%

Total	$338,808	$222,895	52.0%	$206.2	$235.1	-12.3%	1,643	948	73.3%

	Nine Months Ended June 30,
	Homebuilding Revenues			Average Selling Price			Closings
	2010	2009	Change	2010	2009	Change	2010	2009	Change
West	$288,438	$263,799	9.3%	$204.3	$224.3	-8.9%	1,412	1,176	20.1%
East	345,974	240,029	44.1%	239.9	$262.9	-8.7%	1,442	913	57.9%
Southeast	115,748	122,510	-5.5%	192.3	$220.3	-12.7%	602	556	8.3%

Total	$750,160	$626,338	19.8%	$217.1	$236.8	-8.3%	3,456	2,645	30.7%

Homebuilding revenues increased for the three and nine months ended June 30, 2010 compared to comparable periods of the prior year due to a 73.3% and 30.7% increase in closings. These year-over year increases in closings were offset partially by decreases in average selling prices (ASP) of 12.3% and 8.3% for the three and nine months, respectively. The reduction in ASP was primarily attributable to a substantial geographic shift in closings to those markets with the lowest ASP and the highest concentration of entry-level homebuyers. In addition, foreclosures continue to pose problems in many of our markets manifesting in lower appraisals which put additional pricing pressure on all home sales and limit financing availability. As a result, we have reduced average sales prices in many of our markets during fiscal 2010 in order to respond to these market conditions. Historically low interest rates, increased affordability and federal and state housing tax credits incented more prospective buyers to purchase a new home and contributed to the significant increase in our closings for the quarter ended June 30, 2010.
Homebuilding revenues in our West segment increased 39.6% for the three months ended June 30, 2010 compared to the same period of fiscal 2009 driven by a 58.5% increase in homes closed. The decrease in average sales prices in our West segment for the three and nine months ended June 30, 2010 resulted primarily from a significant increase in the sale of entry level homes to first time homebuyers in all of our markets, a reduction in the amount of options and upgrades ordered along with select price declines in markets where conditions such as a high levels of foreclosures and unemployment necessitated slightly lower home prices.
For the three and nine months ended June 30, 2010, our East segment homebuilding revenues increased by 70.7% and 44.1% driven by increased closings across all of our markets in this segment offset partially by decreases in average selling price in certain of our markets. The decrease in average selling prices related primarily to a significant increase in the sale of entry level homes to first time homebuyers in all of our markets, a reduction in the amount of options and upgrades ordered along with select price declines in markets where conditions such as a high levels of foreclosures and unemployment necessitated slightly lower home prices.
Our Southeast segment continued to be challenged by significant declines in demand and excess capacity in both the new home and resale markets and the high number of foreclosures, driving decreases in average selling prices of 17.8% for the three months and 12.7% for the nine months ended June 30, 2010 as compared to the same period of the prior year. In addition, the homes closed during the fiscal year were more heavily weighted toward the entry level buyer than in the prior year.
Land Sales and Other Revenues. The table below summarizes land and lot sales revenues by reportable segment ($ in thousands):

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	2009	Change	2010	2009	Change
West	$—	$124	-100.0%	$3,394	$629	439.6%
East	53	—	n/a	1,514	—	n/a
Southeast	408	695	-41.3%	422	740	-43.0%

Total	$461	$819	-43.7%	$5,330	$1,369	289.3%

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

	Three Months Ended June 30,
	2010		2009
	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin
West	$18,655	15.3%	$7,667	8.8%
East	26,576	16.4%	10,913	11.5%
Southeast	9,410	17.1%	2,094	5.2%
Corporate & unallocated	(15,623)		(15,281)

Total homebuilding	$39,018	11.5%	$5,393	2.4%

	Nine Months Ended June 30,
	2010		2009
	Gross Profit (Loss)	Gross Margin	Gross Profit (Loss)	Gross Margin
West	$46,219	16.0%	$11,777	4.5%
East	56,088	16.2%	22,493	9.4%
Southeast	8,735	7.5%	481	0.4%
Corporate & unallocated	(29,645)		(40,068)

Total homebuilding	$81,397	10.9%	$(5,317)	-0.8%

The increase in homebuilding gross margins across all segments is primarily due to increased revenues, cost reductions and lower inventory impairments and lot option abandonment charges. Our segments realized a nominal increase in gross margins excluding impairments as prices have begun to stabilize in certain of our markets and we benefitted from cost reductions. A few of our markets experienced a decrease in gross margins excluding inventory impairments for the quarter ended June 30, 2010 as compared to the comparable period of the prior year due to our decision to reduce prices in certain of our communities in order to compete with similar product for sale in the locale and increase the frequency of new home orders.
Corporate and unallocated. Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs.
Land Sales and Other Gross Profit (Loss). The table below summarizes land sales and other gross profit (loss) by reportable segment ($ in thousands):

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	2009	Change	2010	2009	Change
West	$(13)	$51	n/m	$356	$(3)	n/m
East	54	—	n/a	1,906	—	n/a
Southeast	407	20	1935.0%	422	59	615.3%

Total	$448	$71	n/m	$2,684	$56	n/m

During the quarter ended March 31, 2010, we had completed our development responsibilities and obtained a final release related to a project sold in fiscal 2008 and realized a profit related to this land sale of $1.4 million which is included in gross profit on land sales and other for the nine months ended June 30, 2010.
Inventory Impairments. The following tables set forth, by reportable segment, the inventory impairments and lot option abandonment charges recorded for the three and nine months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Development projects and homes in process (Held for Development)
West	$3,391	$3,534	$10,340	$31,021
East	463	1,260	2,581	7,884
Southeast	92	1,234	7,473	10,874
Unallocated	568	241	2,040	3,515

Subtotal	$4,514	$6,269	$22,434	$53,294

Land Held for Sale
West	$—	$4,279	$1,061	$7,236
East	—	—	—	307
Southeast	—	141	—	2,452

Subtotal	$—	$4,420	$1,061	$9,995

Lot Option Abandonments
West	$526	$11	$533	$87
East	7	1,092	6	2,808
Southeast	5	—	15	927

Subtotal	$538	$1,103	$554	$3,822

Continuing Operations	$5,052	$11,792	$24,049	$67,111

During the current period, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates led to additional impairments in certain communities during the current quarter. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material. The impairments recorded on our held for development inventory for the three and nine months ended June 30, 2010 and 2009, primarily resulted from the competitive market conditions in those specific submarkets for the product and locations of these communities.
During the nine months ended June 30, 2010, as a result of challenging market conditions and review of recent comparable transactions, certain of the Company’s land held for sale was further written down to net realizable value, less estimated costs to sell.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of June 30, 2010, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
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
During the nine months ended June 30, 2010, we used $35.4 million in cash primarily due to cash used in our numerous financing transactions. Our liquidity position consisted of $472.0 million in cash and cash equivalents plus $42.6 million of restricted cash as of June 30, 2010. We expect to complete fiscal 2010 with a cash position above $500 million, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market conditions which could increase or decrease our cash balance.
Our net cash provided by operating activities for the nine months ended June 30, 2010 was $0.8 million primarily due to significant reductions in trade accounts payable and other liabilities. For the nine months ended June 30, 2009, net cash provided by operating activities was $1.5 million.
Net cash used in investing activities was $4.9 million for the nine months ended June 30, 2010 compared to $26.1 million for the nine months ended June 30, 2009. For the nine months ended June 30, 2010 our use of cash was primarily related to investments in our unconsolidated joint ventures, $3.9 million of which was used by one joint venture to repay outstanding debt.
Net cash used in financing activities was $31.2 million for nine months ended June 30, 2010 as compared to $94.8 million for the nine months ended June 30, 2009. During the nine months ended June 30, 2010, we completed a $57.5 million Mandatory Convertible Subordinated Notes offering, two common stock offerings of 34,925,000 total shares, a $300 million senior unsecured debt offering and an offering of 3 million tangible equity units. The net proceeds from these offerings was used to repay our outstanding 2011 Senior Notes, 2012 Senior Notes and our 2024 Convertible Senior Notes.
As a result of our 2011 and 2012 Senior Notes and 2024 Convertible Senior Notes repayments, our next scheduled debt payment is not until November 2013. In addition, on January 15, 2010, we completed a partial exchange of $75 million of our outstanding Junior Subordinated Notes. We recorded a net gain related to these transactions of approximately $44 million during the nine months ended June 30, 2010 (see Note 7 to the unaudited condensed consolidated financial statements where further discussed).
During the quarter, we received two upgrades from S&P in our corporate credit rating from CC+ to B-. Also during the quarter, Moody’s raised its corporate credit rating of the Company to Caa1 and Fitch raised its corporate credit rating of the Company to B-. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be further lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a further weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
We fulfill our short-term cash requirements with cash generated from our operations. There were no amounts outstanding under the Secured Revolving Credit Facility at June 30, 2010; however, $1.0 million is currently used for letters of credit. We have entered into a number of stand-alone, cash secured letter of credit agreements with banks. These facilities will continue to provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of June 30, 2010, we have secured our letters of credit under these facilities using cash collateral which is maintained in restricted accounts totaling $41.8 million. In addition, we have elected to pledge approximately $1.0 billion of inventory assets to our revolving credit facility. We believe that the cash and cash equivalents at June 30, 2010 of $472.0 million, cash generated from our operations and availability of new debt and equity financing, if any, will be adequate to meet our liquidity needs during fiscal 2010 and fiscal 2011.
In addition to our continued focus on generation and preservation of cash, we are also focused on increasing our stockholders’ equity and reducing our leverage. In order to accomplish this goal, during the first three quarters of fiscal 2010, we have taken actions to significantly increase our stockholders’ equity and strengthen our balance sheet. As previously mentioned, during the first quarter of fiscal 2010, we filed an application for a federal income tax refund of approximately $101 million which resulted in a income tax benefit of $101 million. We also finalized our carry back claim during our third fiscal quarter of 2010 which resulted in an additional federal income tax refund of approximately $32 million. This refund was received subsequent to June 30th. On January 12, 2010, we completed a $57.5 million Mandatory Convertible Subordinated Note offering and common stock offering of 22,425,000 shares. In May 2010, we completed a $300 million unsecured senior note offering, a common stock offering of 12.5 million shares and a 3 million tangible equity unit offering. A portion of the proceeds from these transactions were used to repay a portion of our outstanding Senior Notes. In addition, on January 15, 2010, we completed a partial exchange of $75 million of our outstanding Junior Subordinated Notes. We recorded a net gain related to these transactions of approximately $44 million for the nine months ended June 30, 2010 (see Note 7 to the unaudited condensed consolidated financial statements where further discussed). As a result of our aforementioned actions and fiscal year-to-date operating results, our stockholders’ equity and Tangible Net Worth increased to $454.7 million and $404.6 million, respectively, as of June 30, 2010.
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
Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during the nine months ended June 30, 2010 or 2009. At June 30, 2010, there are approximately 5.4 million additional shares available for purchase pursuant to the Company’s stock repurchase plan. However, as previously disclosed, we have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and as allowed by our debt covenants and is unlikely in the foreseeable future.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At June 30, 2010, we controlled 29,768 lots (a 5.6-year supply based on trailing twelve month closings). We owned 80%, or 23,859 lots, and 5,909 lots, 20%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $37.2 million at June 30, 2010. This amount includes non-refundable letters of credit of approximately $3.7 million. The total remaining purchase price, net of cash deposits, committed under all options was $271.3 million as of June 30, 2010.
We expect to exercise, subject to market conditions, most of our option contracts. Various factors, some of which are beyond our control, such as homebuyer demand, home inventory levels, employment activity, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether land options will be exercised.
We have historically funded the exercise of land options through operating cash flows. We expect these sources to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our land options will have a material adverse effect on our liquidity.

Certain of our option contracts are with sellers who are deemed to be Variable Interest Entities (VIEs) under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R) (ASC 810). We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our unaudited condensed consolidated balance sheets at June 30, 2010 and September 30, 2009 reflect consolidated inventory not owned of $43.3 million and $53.0 million, respectively. Obligations related to consolidated inventory not owned totaled $24.4 million at June 30, 2010 and $26.4 million at September 30, 2009. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements. When market conditions improve, we may expand our use of option agreements to supplement our owned inventory supply.
We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our unaudited condensed consolidated balance sheets include investments in joint ventures totaling $8.7 million at June 30, 2010 and $30.1 million at September 30, 2009.
Our joint ventures typically obtain secured acquisition and development financing. At June 30, 2010, our unconsolidated joint ventures had borrowings outstanding totaling $395.5 million, of which $327.9 million related to one joint venture in which we are a 2.58% member. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated joint ventures. At June 30, 2010, we had repayment guarantees of $15.8 million of debt of certain of our unconsolidated joint ventures. One of our unconsolidated joint ventures is in default under its debt agreements at June 30, 2010. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. See Note 3 to the unaudited condensed consolidated financial statements.
We had outstanding letters of credit and performance bonds of approximately $40.3 million and $192.1 million, respectively, at June 30, 2010 related principally to our obligations to local governments to construct roads and other improvements in various developments. Our letters of credit include $3.7 million relating to our land option contracts discussed above.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of June 30, 2010, we had $0.7 million of variable rate debt outstanding. Based on our average outstanding borrowings under our variable rate debt at June 30, 2010, a one-percentage point increase in interest rates would not materially negatively impact our annual pre-tax earnings.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan against the Company and certain employees and directors of the Company. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (ERISA), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently making similar allegations and the court consolidated these five lawsuits. The parties have reached a settlement which will be largely funded by insurance proceeds and is subject to court approval. Under the terms of the settlement, the lawsuit will be dismissed with prejudice and there will be a release of all claims.
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
Beazer Homes and several subsidiaries were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999, to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court and plaintiffs filed a Second Amended Complaint which substituted new named-plaintiffs. The Company filed a motion to dismiss the Second Amended Complaint, which the federal court granted in part. The federal court dismissed the sole federal claim, declined to rule on the state law claims, and remanded the case to the Superior Court of Placer County. The Company filed a supplemental motion to dismiss/demurrer regarding the remaining state law claims in the Second Amended Complaint and the state court sustained defendants’ demurrer but granted the plaintiffs leave to amend their claims. Plaintiffs thereafter filed a Third Amended Complaint which defendants removed to federal court based on the presence of a federal question and pursuant to the Class Action Fairness Act and thereafter moved to dismiss. Plaintiffs filed a motion to remand the case. The federal court granted the plaintiffs’ motion and remanded the case to the Superior Court of Placer County. The defendants filed a petition with the U.S. Court of Appeals for the Ninth Circuit for permission to appeal the remand order and a demurrer in state court as to all counts of the Third Amended Complaint. The state court granted the defendants’ demurrer as to the plaintiffs’ breach of contract claim, but the unfair competition claim remains. The Company filed its answer to the Third Amended Complaint on June 11, 2010. The Company intends to continue to vigorously defend against the action.
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
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our communities completed or under construction. The EPA has since requested information on additional communities and has conducted site inspections at a number of locations. In certain instances, the EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. As of June 30, 2010, no monetary penalties had been imposed in connection with such Administrative Orders. Consistent with its approach with other homebuilders, the EPA has contacted the Company about a possible resolution of these issues. Settlement negotiations are proceeding. The EPA has reserved the right to impose monetary penalties at a later date, the amount of which, if any, cannot currently be estimated. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.
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
On June 3, 2009, a purported class action complaint was filed by the owners of one of our homes in our Magnolia Lakes’ community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was filed in the Circuit Court for Lee County, Florida on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney’s fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other complaints filed in the multidistrict litigation and continues to pursue recovery against responsible subcontractors and drywall suppliers. The Company believes that the claims asserted in these actions are governed by its home warranty or are without merit. Accordingly, the Company intends to vigorously defend against this litigation.
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
The lender of one of our unconsolidated joint ventures has filed individual lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. We are a 2.58% member in this joint venture (see Note 3 for additional information). An estimate of possible loss or range of loss, if any cannot presently be made. In addition, one member of the joint venture filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members have failed to perform under the applicable membership agreements. The arbitration proceeding in this matter was held in February 2010 and the arbitration panel issued its decision on July 6, 2010. Under the decision, the panel denied the plaintiff’s claims for specific performance claims and awarded damages in an amount well below the amount claimed. The Company does not believe that its proportional share of the award is considered material to our consolidated financial position or results of operations.

Item 6. Exhibits

10.1	Form of 2010 Equity Incentive Plan Employee Award Agreement for Option and Restricted Stock Awards

10.2	Form of 2010 Equity Incentive Plan Director Award Agreement for Option and Restricted Stock Awards

31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.
Date: August 5, 2010	By:	/s/ Allan P. Merrill
		Name:	Allan P. Merrill
Executive Vice President and Chief Financial Officer