Form 10-K
period 2010-09-30
BEAZER HOMES USA INC
filed 2010-11-05
CIK 915840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (62,188,862 shares) as of March 31, 2010, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $282,337,433.

The number of shares outstanding of the registrant’s Common Stock as of November 3, 2010 was 75,669,381.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this annual report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A− Risk Factors. Such factors may include:

•	the final outcome of various putative class action lawsuits, multi-party suits and similar proceedings as well as the results of any other litigation or government proceedings and fulfillment of the obligations in the Deferred Prosecution Agreement and consent orders with governmental authorities and other settlement agreements;

•	additional asset impairment charges or writedowns;

•	economic changes nationally or in local markets, including changes in consumer confidence, declines in employment levels, volatility of mortgage interest rates and inflation;

•	continued or increased downturn in the homebuilding industry;

•	estimates related to homes to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;

•	continued or increased disruption in the availability of mortgage financing or number of foreclosures in the market;

•	our cost of and ability to access capital and otherwise meet our ongoing liquidity needs including the impact of any downgrades of our credit ratings or reductions in our tangible net worth or liquidity levels;

•	potential inability to comply with covenants in our debt agreements or satisfy such obligations through repayment or refinancing;

•	increased competition or delays in reacting to changing consumer preference in home design;

•	shortages of or increased prices for labor, land or raw materials used in housing production;

•	factors affecting margins such as decreased land values underlying land option agreements, increased land development costs on communities under development or delays or difficulties in implementing initiatives to reduce production and overhead cost structure;

•	the performance of our joint ventures and our joint venture partners;

•	the impact of construction defect and home warranty claims including those related to possible installation of drywall imported from China;

•	the cost and availability of insurance and surety bonds;

•	delays in land development or home construction resulting from adverse weather conditions;

•	potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations, or governmental policies and possible penalties for failure to comply with such laws, regulations and governmental policies;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which the Company has little or no control.

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

We are a geographically diversified homebuilder with active operations in 15 states. Our homes are designed to appeal to homeowners at various price points across various demographic segments and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate exceptional value and quality while seeking to maximize our return on invested capital over time.

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

The supply of new homes within specific geographic markets consists of both new homes built pursuant to pre-sale arrangements and speculative homes (frequently referred to as “spec homes”) built by home builders prior to their sale. The ratio of pre-sold to spec homes differs both by geographic market and over time within individual markets based on a wide variety of factors, including the availability of land and lots, access to construction financing, the availability and cost of construction labor and materials, the inventory of existing homes for sale and job growth characteristics. Consumer preferences also play a role. In rapidly growing markets characterized by relatively few available new homes, presale homes are very common. In markets characterized by a significant supply of newly built and existing homes, spec homes tend to represent a larger portion of new home sales as builders attempt to reduce their inventories of completed homes.

In general, high levels of employment, low mortgage interest rates and low new home and resale inventories contribute to a strong and growing homebuilding market environment. Conversely, rising or continued high levels of unemployment, higher interest rates and larger new and existing home inventories generally lead to weak industry conditions.

While we believe that long-term fundamentals for new home construction remain intact, the homebuilding environment has suffered extensively during the recession of the past several years. Beginning in mid-fiscal 2006 and continuing into fiscal 2010, the homebuilding environment deteriorated against a backdrop of macroeconomic recession, declining consumer confidence and significant tightening in the availability of home mortgage credit. Throughout this period, most housing markets across the United States suffered from an oversupply of new and resale home inventory, reduced levels of consumer demand for new homes, high cancellation rates, aggressive home sale price and buyer incentive competition among homebuilders, and a growing supply of foreclosed homes typically offered at substantially reduced prices. In addition, due initially to market disruptions resulting from the deterioration in the credit quality of loans originated to non-prime and subprime borrowers and also due to steadily increasing unemployment, the credit markets and the mortgage industry experienced a period of disruption characterized by bankruptcy, financial institution failure, consolidation and an unprecedented level of intervention by the United States federal government. This mortgage crisis led to reduced availability for mortgage products and reduced investor demand for mortgage loans and mortgage-backed securities. These developments severely impacted consumer confidence and demand for our homes. Although we have recently begun to see signs that certain of these negative market trends may be moderating at both local and national levels, key macroeconomic indicators remain soft or mixed. The supply of new and resale homes in the marketplace has decreased recently, but it is still excessive for the current level of consumer demand and is challenged by an increased number of foreclosed homes offered at substantially reduced prices. These pressures in the marketplace have resulted in the use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels by us and many of our competitors.

In an effort to provide relief to homebuyers and stabilize the housing industry, the federal government enacted several laws: (1) The Housing and Economic Recovery Act of 2008 (HERA) in July 2008, (2) The Emergency Economic Stabilization Act of 2008 (EESA) in October 2008 and (3) The First Time Homebuyer Tax Credit (FTHBTC) in February 2009.

Among other things, HERA provided for a temporary first-time home buyer tax credit for purchases made through July 1, 2009; reforms of Fannie Mae and Freddie Mac, including adjustments to the conforming loan limits; modernization and expansion of the FHA, including an increase to 3.5% in the minimum down payment required for FHA loans; and the elimination of seller-funded down payment assistance programs for FHA loans approved after September 30, 2008. Certain provisions of HERA, such as the elimination of the down payment assistance programs and the increase in minimum down payments, have adversely impacted the ability of potential homebuyers to afford to purchase a new home or obtain financing. The down payment assistance programs were utilized for a number of our home closings prior to fiscal 2009.

EESA authorized up to $700 billion in new spending authority for the United States Secretary of the Treasury (the Secretary) to purchase, manage and ultimately dispose of troubled assets. The provisions of this law include an expansion of the Hope for Homeowners Program. This program allows the Secretary to use loan guarantees and credit enhancements so that mortgage loans can be modified to prevent foreclosures. Also, the Secretary can consent to term extensions, rate-reductions and principal write-downs. Federal agencies that own mortgage loans are directed to seek modifications prior to foreclosures.

FTHBTC enables homebuyers who have not owned a home in the past three years, subject to certain income limits, to receive a tax credit of 10% of the purchase price of a home up to a maximum of $8,000. In November 2009, this tax credit was extended by Congress to June 2010 and the new law increased the annual income limits for qualification. In addition, the new law also added a $6,500 tax credit for qualified existing homeowners who elect to purchase a new home. Certain states also enacted laws which enabled certain homebuyers to receive additional state tax credits. Availability of these tax credits appears to have incentivized certain homebuyers to purchase homes during the second half of fiscal 2009 and through June 30, 2010 although it is not possible to quantify the precise impact.

In spite of these government actions, we, like many other homebuilders, have experienced a material reduction in revenues and margins and have incurred significant net losses in fiscal 2008 through 2010. These net losses were driven primarily by asset impairment and lot option abandonment charges incurred in fiscal 2008, 2009 and 2010. Please see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional information.

We have responded to this challenging environment with a disciplined approach to the business with continued reductions in direct construction costs, overhead expenses and land spending. We have entered into an exclusive preferred lender relationship with a national mortgage provider. This exclusive relationship offers our homebuyers the option of a simplified financing process while enabling us to focus on our core competency of homebuilding. We limited our supply of unsold homes under construction and focused on the generation of cash from our existing inventory supply and preservation of cash on hand as we attempted to align our land supply and inventory levels to current expectations for home closings.

During fiscal 2010, we continued to focus on cash generation from the sale of existing inventory supply as we introduced additional sales incentives and reduced sales prices in certain situations in order to move this inventory. We also reevaluated pricing and incentives offered in select communities in response to local market conditions to generate sales on to-be-built inventory. Certain of these changes resulted in adjustments to our inventory valuations.

We continually review each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entails an evaluation of both external market factors and our position in each market and over time has resulted in the decision to expand our market presence in certain of our markets and to discontinue homebuilding operations in other markets. As of September 30, 2010, we have substantially concluded our homebuilding operations in Jacksonville, Florida and Albuquerque, New Mexico, but we remain committed to our remaining customer care responsibilities (primarily warranty-related) and will continue to market a limited number of our remaining land positions for sale. While the underlying basis for exiting each market was different, in each instance we concluded we could better serve shareholder interests by re-allocating the capital employed in these markets. The results of operations of all of the homebuilding markets we have exited over the past few years are reported as discontinued operations in our Consolidated Statements of Operations.

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

Differentiated Product.  Our product strategy is to design and build high performance homes that are more enjoyable, more desirable and more affordable. Our eSMART homes are engineered for energy-efficiency, cost savings and comfort. Our eSMART initiative represents a comprehensive program focused on environmental stewardship which seeks to make energy saving, water conservation and improved air quality components standard in all of our homes. These energy efficient homes minimize the impact on the environment while reducing our homebuyers’ annual operating costs. During fiscal 2010, we introduced two additional eSMART options to accelerate the performance of our homes and further increase operating savings to our homebuyers - eSMART Plus and eSMART Green (a certified and tested green home). Through our SMARTDESIGNtm concept, we have adapted our floor plans to make them more livable by arranging spaces to progress logically from public to private areas. We also offer upgrade packages that give our homebuyers the option to personalize their home with built-in closet systems, laundry centers, multi-purpose kitchen islands and more.

Diversity of Product Offerings.  Our product strategy further entails addressing the needs of an increasingly diverse profile of home buyers. Within each of our markets we determine the profile of buyers we hope to address and design neighborhoods and homes with the specific needs of those buyers in mind. Depending on the market, we attempt to address one or more of the following types of home buyers: entry-level, move-up or retirement-oriented. Within these buyer groups, we have developed detailed targeted buyer profiles based on demographic and psychographic data including information about their marital and family status, employment, age, affluence, special interests, media consumption and distance moved. Recognizing that our customers want to choose certain components of their new home, we offer limited customization through the use of design studios in most of our markets. These design studios allow the customer to select certain non-structural options for their homes such as cabinetry, flooring, fixtures, appliances and wall coverings.

Consistent Use of National Brand.  Our homebuilding and marketing activities are conducted under the name of Beazer Homes in each of our markets. We utilize a single brand name across our markets in order to better leverage our national and local marketing activities. Using a single brand has allowed us to execute successful national marketing campaigns and online marketing practices.

Operational Scale Efficiencies.  Beyond marketing advantages, we attempt to create both national and local scale efficiencies as a result of the scope of our operations. On a national basis we are able to achieve volume purchasing advantages in certain product categories, share best practices in construction, marketing, planning and design among our markets, respond to telephonic and electronic customer inquiries and leverage our fixed costs in ways that improve profitability. On a local level, while we are not generally the largest builder within our markets, we do attempt to be a major participant within our selected submarkets and targeted buyer profiles. There are further design, construction and cost advantages associated with having strong market positions within particular markets.

Balanced Land Policies.  We seek to maximize our return on capital by carefully managing our investment in land. To reduce the risks associated with investments in land, we often use options to control land. We generally do not speculate in land which does not have the benefit of entitlements providing basic development rights to the owner.

Reportable Business Segments

We design, sell and build single-family and multi-family homes in the following geographic regions which are presented as reportable segments. As of September 30, 2010, we have substantially exited our homebuilding operations in Jacksonville, Florida and Albuquerque, New Mexico. These markets are now reported as discontinued operations in our Consolidated Statements of Operations. As of September 30, 2010, we have sold or discontinued all of our title services operations which were historically included in our Financial Services reportable segment. The historical results of our title services operations are now reported as discontinued operations in our Consolidated Statements of Operations.

Segment/State	Market(s) / Year Entered
West:
Arizona	Phoenix (1993)
California	Los Angeles County (1993), Orange County (1993), Riverside and San Bernardino Counties (1993), San Diego County (1992), Ventura County (1993), Sacramento (1993), Kern County (2005)
Nevada	Las Vegas (1993)
Texas	Dallas/Ft. Worth (1995), Houston (1995)
East:
Indiana	Indianapolis (2002)
Maryland/Delaware	Baltimore (1998), Metro-Washington, D.C. (1998), Delaware (2003)
New Jersey/Pennsylvania	Central and Southern New Jersey (1998), Bucks County, PA (1998)
Tennessee	Nashville (1987)
Virginia	Fairfax County (1998), Loudoun County (1998), Prince William County (1998)
Southeast:
Florida	Tampa/St. Petersburg (1996), Orlando (1997), Sarasota (2005), Tallahassee (2006), Panama City (2008)
Georgia	Atlanta (1985), Savannah (2005)
North Carolina	Raleigh/Durham (1992)
South Carolina	Charleston (1987), Myrtle Beach (2002)

Seasonal and Quarterly Variability

Our homebuilding operating cycle generally reflects higher levels of new home order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, during periods of an economic downturn in the industry such as we have experienced in recent years, decreased revenues and closings as compared to prior periods including prior quarters, will typically reduce seasonal patterns. Specifically, the expiration of the $8,000 First-time Homebuyer Tax Credit on June 30, 2010 incentivized homebuyers to purchase homes during the first half of fiscal 2010. This resulted in a change to our typical seasonal variations, as we experienced increased closings in our third quarter as compared to our fourth quarter of fiscal 2010.

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

During fiscal year 2010, the average sales price of our homes closed related to continuing operations was approximately $221,700. The following table summarizes certain operating information of our reportable homebuilding segments and our discontinued homebuilding operations as of and for the years ended September 30, 2010, 2009 and 2008. Please see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional information.

	2010		2009		2008
	Number of	Average	Number of	Average	Number of	Average
	Homes	Closing	Homes	Closing	Homes	Closing
	Closed	Price	Closed	Price	Closed	Price
	($ In 000’s)

West	1,777	$203.0	1,883	$216.5	2,688	$241.9
East	1,729	258.5	1,432	260.8	2,136	287.6
Southeast	1,007	191.6	881	212.5	1,546	229.8

Continuing Operations	4,513	$221.7	4,196	$230.8	6,370	$254.3

Discontinued Operations	132	$212.3	192	$242.8	1,322	$221.9

	September 30, 2010		September 30, 2009		September 30, 2008
	Units in	Dollar Value	Units in	Dollar Value	Units in	Dollar Value
	Backlog	in Backlog	Backlog	in Backlog	Backlog	in Backlog
	($ In 000’s)

West	269	$55,167	431	$88,883	521	$120,275
East	366	102,186	532	143,887	455	125,195
Southeast	145	28,800	208	42,520	314	69,874

Continuing Operations	780	$186,153	1,171	$275,290	1,290	$315,344

Discontinued Operations	16	$2,921	22	$5,477	68	$16,403

Corporate Operations

We perform all or most of the following functions at our corporate office:

•	evaluate and select geographic markets;

•	allocate capital resources to particular markets for land acquisitions;

•	maintain and develop relationships with lenders and capital markets to create access to financial resources;

•	plan and design homes and community projects;

•	operate and manage information systems and technology support operations; and

•	monitor the operations of our subsidiaries and divisions.

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

Field Operations

The development and construction of each new home community is managed by our operating divisions, each of which is generally led by a market leader who, in turn, reports directly to our Chief Executive Officer. At the development stage, a manager (who may be assigned to several communities and reports to the market leader of the division) supervises development of buildable lots. Together with our operating divisions, our field teams are equipped with the skills to complete the functions of identification of land acquisition opportunities, land entitlement, land development, home construction, marketing, sales and warranty service. The accounting, accounts payable, billing and purchasing functions of our field operations are concentrated in three regional accounting centers.

Land Acquisition and Development

Generally, the land we acquire is purchased only after necessary entitlements have been obtained so that we have the right to begin development or construction as market conditions dictate. During much of the downturn in the homebuilding industry, we made very few significant land acquisitions; however, we have continued to consider attractive opportunities as they arise. We expect to continue to consider land acquisition opportunities as the market improves and particularly in markets where our land bank has been depleted. In a very small number of situations, we will purchase property without all necessary entitlements where we perceive an opportunity to build on such property in a manner consistent with our strategy. The term “entitlements” refers to subdivision approvals, development agreements, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give a developer the right to obtain building permits upon compliance with conditions that are usually within the developer’s control. Although entitlements are ordinarily obtained prior to the purchase of land, we are still required to obtain a variety of other governmental approvals and permits during the development process.

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

Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $38.7 million at September 30, 2010. At September 30, 2010, future amounts under option contracts aggregated approximately $221.3 million, net of cash deposits.

The following table sets forth, by reportable segment, land controlled by us as of September 30, 2010:

	Lots Owned						Total Lots
	Homes Under	Finished	Lots for Current	Lots for Future	Land Held	Total Lots	Under	Total Lots
West	Construction(1)	Lots	Development	Development	for Sale	Owned	Contract	Controlled

Arizona	129	971	118	650	1	1,869	176	2,045
California	136	181	478	3,792	91	4,678	33	4,711
Nevada	118	800	659	248	—	1,825	820	2,645
Texas	303	910	993	—	—	2,206	1,117	3,323

Total West	686	2,862	2,248	4,690	92	10,578	2,146	12,724

East
Indiana	193	641	1,471	—	250	2,555	443	2,998
Maryland	247	466	863	806	—	2,382	60	2,442
New Jersey	41	73	457	152	—	723	376	1,099
Tennessee	65	297	1,030	—	—	1,392	275	1,667
Virginia	44	73	133	—	—	250	321	571

Total East	590	1,550	3,954	958	250	7,302	1,475	8,777

Southeast
Georgia	8	127	105	88	—	328	84	412
Florida	164	536	1,076	308	30	2,114	1,036	3,150
North Carolina	47	194	151	21	—	413	62	475
South Carolina	104	812	685	80	—	1,681	1,017	2,698

Total Southeast	323	1,669	2,017	497	30	4,536	2,199	6,735

Discontinued Operations	34	—	—	—	726	760	—	760

Total	1,633	6,081	8,219	6,145	1,098	23,176	5,820	28,996

(1)	The category “Homes Under Construction” represents lots upon which construction of a home has commenced.

The following table sets forth, by reportable segment, land held for development, land held for future development and land held for sale as of September 30, 2010 (in thousands):

		Land Held for
	Land Held for	Future	Land Held
	Development	Development	for Sale

West	$173,404	$311,472	$5,273
East	172,519	47,381	1,376
Southeast	98,139	24,036	—
Discontinued Operations	—	—	29,610

Total	$444,062	$382,889	$36,259

Joint Ventures.  We participate in land development joint ventures in which Beazer Homes has less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. Over the past few years for economic and strategic reasons, we have concluded our investment in a number of joint ventures.

Our joint ventures typically obtain secured acquisition, development and construction financing. At September 30, 2010, our unconsolidated joint ventures had borrowings outstanding totaling $394.3 million of which $327.9 million related to one joint venture in which we are a 2.58% partner. Under the terms of the agreement, our repayment guarantee related to the outstanding debt of this joint venture is approximately $15.1 million. In some instances, Beazer Homes and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At September 30, 2010, these guarantees included, for certain joint ventures, construction completion guarantees, loan to value maintenance agreements, repayment guarantees and environmental indemnities (see Note 3 to the Consolidated Financial Statements for additional information).

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

Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. At September 30, 2010, excluding models, we had 1,393 homes at various stages of completion of which 588 were under contract and included in backlog at such date and 805 homes (423 were completed and 382 under construction) were not under a sales contract, either because the construction of the home was begun without a sales contract or because the original sales contract had been cancelled.

Warranty Program

For certain homes sold through March 31, 2004 (and in certain markets through July 31, 2004), we self-insured our warranty obligations through our wholly owned risk retention group. We continue to maintain reserves to cover potential claims on homes covered under this warranty program. Beginning with homes sold on or after April 1, 2004 (August 1, 2004 in certain markets), our warranties are issued, administered and insured, subject to applicable self-insured retentions, by independent third parties. We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty (generally ranging from a minimum of five years up to the period covered by the applicable statute of repose) covering only certain defined construction defects. We also provide a defined structural warranty with single-family homes and townhomes in certain states.

Since we subcontract our homebuilding work to subcontractors whose contracts generally include an indemnity obligation and a requirement that certain minimum insurance requirements be met, including providing us with a certificate of insurance prior to receiving payments for their work, many claims relating to workmanship and materials are the primary responsibility of our subcontractors.

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

Marketing and Sales

We make extensive use of online and traditional advertising vehicles and other promotional activities, including our Internet website (http://www.beazer.com), real estate listing sites, search engine marketing, mass-media advertisements, brochures, direct marketing, directional billboards and the placement of strategically located signboards in the immediate areas of our developments.

We normally build, decorate, furnish and landscape model homes for each community and maintain on-site sales offices. At September 30, 2010, we maintained 248 model homes, of which 240 were owned and 8 were leased from third parties pursuant to sale and leaseback agreements. We believe that model homes play a particularly important role in our marketing efforts.

We generally sell our homes through commissioned new home sales counselors (who typically work from the sales offices located in the model homes used in the subdivision) as well as through independent brokers. Our personnel are available to assist prospective homebuyers by providing them with floor plans, price information, tours of model homes, and a detailed explanation of eSMART and the associated savings opportunities. The selection of interior features is a principal component of our marketing and sales efforts. Sales personnel are trained by us and participate in a structured training program to be updated on sales techniques, product enhancements, competitive products in the area, the availability of financing, construction schedules, marketing and advertising plans and Company policies including compliance, which management believes results in a sales force with extensive knowledge of our operating policies and housing products. Our policy also provides that sales personnel be licensed real estate agents where required by law. Depending on market conditions, we also at times begin construction on a number of homes for which no signed sales contract exists. The use of an inventory of such homes satisfies the requirements of relocated personnel, first time buyers and of independent brokers, who often represent customers who require a completed home within 60 days. We sometimes use various sales incentives in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.

During fiscal 2009, we established a national new home contact center within our existing leased premises in Phoenix, Arizona. This contact center responds to telephonic and electronic (email) inquiries from prospective home buyers by providing any required information and then scheduling an appointment with a new home sales counselor in one of our new home communities.

Customer Financing

Through January 31, 2008, Beazer Mortgage Corporation (Beazer Mortgage) financed certain of our mortgage lending activities with borrowings under its warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors. Beazer Mortgage provided qualified homebuyers numerous financing options, including conventional, FHA and Veterans’ Administration (VA) financing programs. Effective February 1, 2008, we exited the mortgage origination business and entered into an exclusive preferred lender arrangement with a national, third-party mortgage provider. The operating results of Beazer Mortgage are included in loss from discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented. See Item 3 — Legal Proceedings for discussion of the investigations and litigation related to our mortgage origination business.

Up until September 30, 2010, we offered title insurance services to our homebuyers in several of our markets. Effective September 30, 2010, we have sold or discontinued all of our title services operations. The operating results of our title services operations which were previously reported in our Financial Services Segment are included in loss from discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented.

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

Bonds and Other Obligations

In connection with the development of our communities, we are frequently required to provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 2010 we had approximately $37.9 million and $184.7 million of outstanding letters of credit and performance bonds, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments. This includes outstanding letters of credit of approximately $3.7 million related to our land option contracts.

Employees and Subcontractors

At September 30, 2010, we employed 883 persons, of whom 275 were sales and marketing personnel and 186 were involved in construction. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

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

The homebuilding industry has been experiencing a severe downturn that may continue for an indefinite period and continue to adversely affect our business, results of operations and stockholders’ equity.

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

During the past few years, we have experienced elevated levels of cancellations by potential homebuyers although the level of cancellations has improved significantly during the last few quarters. Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home. Although these sales contracts typically require a cash deposit and do not make the sale contingent on the sale of the customer’s existing home, in some cases a customer may cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or as a matter of our business practices. If the current industry downturn continues, economic conditions continue to deteriorate or if mortgage financing becomes less accessible, more homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund, rather than complete the purchase. Significant cancellations have had, and could have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory. In particular, our cancellation rates for the fiscal quarter and fiscal year ended September 30, 2010 were 33.0% and 25.5%, respectively. It is important to note that both backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. There is an inherent imprecision in these metrics based on an evaluation of qualitative factors during the transaction cycle.

Based on our impairment tests and consideration of the current and expected future market conditions, we recorded inventory impairment charges of $51.0 million and lot option abandonment charges of $0.9 million during fiscal 2010. During fiscal 2010, we also wrote down our investment in certain of our joint ventures reflecting $24.3 million of impairments of inventory held within those ventures. Future economic or financial developments, including general interest rate increases, poor performance in either the national economy or individual local economies, or our ability to meet our projections could lead to future impairments.

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

On July 1, 2009, we entered into the DPA with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). As of September 30, 2010, we have paid $5 million to HUD pursuant to the HUD Agreement. Under the DPA, we are obligated to make payments to a restitution fund in an amount not to exceed $50 million. As of September 30, 2010, we have been credited with making $10 million of such payments. In connection with fiscal 2010, we will pay an additional $1.0 million to such fund. Future payments to the restitution fund will be equal to 4% of “adjusted EBITDA” as defined in the DPA for the first to occur of (x) a period of 60 months and (y) the total of all payments to the restitution fund equaling $50 million. In the event such payments do not equal at least $50 million at the end of

60 months then, under the HUD Agreement, the obligations to make restitution payments will continue until the first to occur of (a) 24 months or (b) the date that $48 million has been paid into the restitution fund. Our obligation to make such payments could limit our ability to invest in our business or make payments of principal or interest on our outstanding debt. In addition, in the event we fail to comply with our obligations under the DPA or the HUD Agreement various federal authorities could bring criminal or civil charges against us which could be material to our consolidated financial position, results of operations and liquidity.

We and certain of our current and former employees, officers and directors have been named as defendants in securities lawsuits and class action lawsuits. In addition, certain of our subsidiaries have been named in class action and multi-party lawsuits regarding claims made by homebuyers. While a number of these suits have been dismissed and/or settled, we cannot be assured that new claims by different plaintiffs will not be brought in the future. We cannot predict or determine the timing or final outcome of the current lawsuits or the effect that any adverse determinations in the lawsuits may have on us. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages which may not be covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations. In addition to expenses incurred to defend the Company in these matters, under Delaware law and our bylaws, we may have an obligation to indemnify our current and former officers and directors in relation to these matters. We have obligations to advance legal fees and expenses to certain directors and officers, and we have advanced, and may continue to advance, legal fees and expenses to certain other current and former employees.

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

Over the past few years, the rating agencies had downgraded the Company’s corporate credit rating and ratings on the Company’s senior unsecured notes due to the deterioration in our homebuilding operations, credit metrics, other earnings-based metrics and the significant decrease in our tangible net worth. Although the rating agencies have increased these ratings recently, these ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be further lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including a significant increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

Our Senior Notes, revolving credit and letter of credit facilities, and certain other debt impose significant restrictions and obligations on us. Restrictions on our ability to borrow could adversely affect our liquidity. In addition, our substantial indebtedness could adversely affect our financial condition, limit our growth and make it more difficult for us to satisfy our debt obligations.

Certain of our secured and unsecured indebtedness and revolving credit and letter of credit facilities impose certain restrictions and obligations on us. Under certain of these instruments, we must comply with defined covenants which limit the Company’s ability to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on assets of the Company. Failure to comply with certain of these covenants could result in an event of default under the applicable instrument. Any such event of default could negatively impact other covenants or lead to cross defaults under certain of our other debt. There can be no assurance that we will be able to obtain any waivers or amendments that may become necessary in the event of a future default situation without significant additional cost or at all.

As of September 30, 2010, we had total outstanding indebtedness of approximately $1.2 billion, net of unamortized discount of approximately $23.6 million. Our substantial indebtedness could have important consequences to us and the holders of our securities, including, among other things:

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

Substantially all purchasers of our homes finance their acquisition with mortgage financing. The U.S. residential mortgage market has been impacted by the deterioration in the credit quality of loans originated to non-prime and subprime borrowers and an increase in mortgage foreclosure rates. These difficulties are not expected to improve until residential real estate inventories return to a more normal level and the mortgage credit market stabilizes. While the ultimate outcome of recent events cannot be predicted, they have had and may continue to have an impact on the availability and cost of mortgage financing to our customers. The volatility in interest rates, the decrease in the willingness and ability of lenders to make home mortgage loans, the tightening of lending standards and the limitation of financing product options, have made it more difficult for homebuyers to obtain acceptable financing. Any substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective first-time and move-up homebuyers to obtain financing for our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. This disruption in the credit markets and the curtailed availability of mortgage financing has adversely affected, and is expected to continue to adversely affect, our business, financial condition, results of operations and cash flows as compared to prior periods.

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

We regularly acquire land for replacement and expansion of land inventory within our existing and new markets. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. When market conditions are such that land values are not appreciating, previously entered into option agreements may become less desirable, at which time we may elect to forego deposits and preacquisition costs and terminate the agreements. In fiscal 2010, we recorded $0.9 million of lot option abandonment charges. During fiscal 2010, as a result of the further deterioration of the housing market, we determined that the carrying amount of certain of our inventory assets exceeded their estimated fair value. As a result of our analysis, during fiscal 2010, we incurred $51.0 million of non-cash pre-tax charges related to inventory impairments. If these adverse market conditions continue or worsen, we may have to incur additional inventory impairment charges which would adversely affect our financial condition, results of operations and stockholders’ equity and our ability to comply with certain covenants in our debt instruments linked to tangible net worth.

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest and we can be adversely impacted by joint venture partners’ failure to fulfill their obligations.

We participate in land development joint ventures (JVs) in which we have less than a controlling interest. We have entered into JVs in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our JVs are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. As a result of the continued deterioration of the housing market, we have written down our investment in certain of our JVs reflecting impairments of inventory held within those JVs. If these adverse market conditions continue or worsen, we may have to take further writedowns of our investments in our JVs.

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

Our JVs typically obtain secured acquisition, development and construction financing. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated JVs. At September 30, 2010, these guarantees included, for certain joint ventures, construction completion guarantees, loan-to-value maintenance agreements, repayment guarantees and environmental indemnities. As of September 30, 2010, one of our unconsolidated joint ventures is in default under its debt agreement. If all of the guarantees under these debt agreements were drawn upon or otherwise invoked, our obligations would total $15.8 million. We cannot predict whether such events will occur or whether such obligations will be invoked.

We may not be able to utilize all of our deferred tax assets.

As of September 30, 2010, we are in a cumulative loss position based on the guidance in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (ASC 740). Due to this cumulative loss position and the lack of sufficient objective evidence regarding the realization of our deferred tax assets in the foreseeable future, we have recorded a valuation allowance for substantially all of our deferred tax assets. Although we do expect the industry to recover from the current downturn to normal profit levels in the future, it may be necessary for us to record additional valuation allowances in the future related to operating losses. Additional valuation allowances could materially increase our income tax expense, and therefore adversely affect our results of operations and tangible net worth in the period in which such valuation allowance is recorded.

We could experience a reduction in home sales and revenues or reduced cash flows due to our inability to acquire land for our housing developments if we are unable to obtain reasonably priced financing to support our homebuilding activities.

The homebuilding industry is capital intensive, and homebuilding requires significant up-front expenditures to acquire land and to begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. If internally generated funds are not sufficient, we would seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings. The amount and types of indebtedness which we may incur are limited by the terms of our existing debt. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The credit and capital markets have recently experienced significant volatility. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts, we may incur contractual penalties and fees.

Our stock price is volatile and could further decline.

The securities markets in general and our common stock in particular have experienced significant price and volume volatility over the past few years. The market price and volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our industry, operations or business prospects. In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:

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

To the extent that the price of our common stock remains low or declines, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration will be reduced. This, in turn, may adversely impact our ability to reduce our financial leverage, as measured by the ratio of debt to total capital. As of

September 30, 2010, our financial leverage was 75.3%. Continued high levels of leverage or significant increases may adversely affect our credit ratings and make it more difficult for us to access additional capital. These factors may limit our ability to implement our operating and growth plans.

The tax benefits of our pre-ownership change net operating loss carryforwards and any future recognized built-in losses in our assets will be substantially limited since we experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code.

Based on recent impairments and our current financial performance, we generated net operating losses for fiscal 2010 and could possibly generate additional net operating losses in future years. In addition, we believe we have significant “built-in losses” in our assets (i.e. an excess tax basis over current fair market value) that may result in tax losses as such assets are sold. Net operating losses generally may be carried forward for a 20-year period to offset future earnings and reduce our federal income tax liability. Built-in losses, if and when recognized, generally will result in tax losses that may then be deducted or carried forward. However, because we experienced an “ownership change” under Section 382 of the Internal Revenue Code as of January 12, 2010, our ability to realize these tax benefits may be significantly limited.

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

As a result of our recent “ownership change” for purposes of Section 382, our ability to use certain of our pre-ownership change net operating loss carryforwards and recognize certain built-in losses or deductions is limited by Section 382 to an estimated maximum amount of approximately $11.4 million ($4 million tax-effected) annually. Based on the resulting limitation, a significant portion of our pre-ownership change net operating loss carryforwards and any future recognized built-in losses or deductions could expire before we would be able to use them. Our inability to utilize our limited pre-ownership change net operating loss carryforwards and any future recognized built-in losses or deductions or the occurrence of a future ownership change and resulting additional limitations could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We and certain of our subsidiaries have been, and continue to be, named as defendants in various construction defect claims, product liability claims, complaints and other legal actions that include claims related to Chinese drywall and moisture intrusion. As of September 30, 2010, our warranty reserves include an estimate for the repair of less than 60 homes in Florida where certain of our subcontractors installed defective Chinese drywall in homes that were delivered during our 2006 and 2007 fiscal years. As of September 30, we have completed repairs on approximately 52% of these homes. We are inspecting additional homes in order to determine whether they also contain defective Chinese drywall. The outcome of these inspections and other potential future inspections or an unexpected increase in repair costs may require us to increase our warranty reserve in the future. However, the amount of additional liability, if any, is not reasonably estimable. Furthermore, plaintiffs may in certain of these legal proceedings seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend, and if we were to lose any certified class action suit, it could result in substantial liability for us.

With respect to certain general liability exposures, including construction defect claims, product liability claims and defective Chinese drywall and related claims, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it can be difficult to determine the extent to which the assertion of these claims will expand geographically. Although we have obtained insurance for construction defect claims subject to applicable self-insurance retentions, such policies may not be available or adequate to cover liability for damages, the cost of repairs, and/or the expense of litigation surrounding current claims, and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

Our operating expenses could increase if we are required to pay higher insurance premiums or litigation costs for various claims, which could cause our net income to decline.

The costs of insuring against construction defect, product liability and director and officer claims are substantial. Increasingly in recent years, lawsuits (including class action lawsuits) have been filed against builders, asserting claims of personal injury and property damage. Our insurance may not cover all of the claims, including personal injury claims, or such coverage may become prohibitively expensive. If we are not able to obtain adequate insurance against these claims, we may experience losses that could reduce our net income and restrict our cash flow available to service debt.

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

Adverse developments in the war on terrorism, future terrorist attacks against the United States, or any outbreak or escalation of hostilities between the United States and any foreign power, including the armed conflicts in Iraq and Afghanistan, may cause disruption to the economy, our Company, our employees and our customers, which could adversely affect our revenues, operating expenses, and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2010, we lease approximately 80,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 362,000 square feet of office space for our subsidiaries’ operations at various locations. We have subleased approximately 75,000 square feet of our leased office space to unrelated third-parties. We own approximately 49,000 square feet of office space in Indianapolis, Indiana which we are actively marketing for sale.

Item 3.	Legal Proceedings

Litigation

ERISA Class Actions.  On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan against the Company and certain employees and directors of the Company. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (ERISA), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently making similar allegations and the court consolidated these five lawsuits. The parties have reached a settlement which will be largely funded by insurance proceeds and is subject to court approval. Under the terms of the settlement, the lawsuit will be dismissed with prejudice and there will be a release of all claims. The court has preliminarily approved the settlement and a hearing is scheduled for November 15, 2010 to consider final approval of the settlement.

Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit.  A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (RESPA) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The parties have reached an agreement to settle the lawsuit, which will be partially funded by insurance proceeds and is subject to court approval. Under the terms of the settlement, the action will be dismissed with prejudice, and the Company and all other defendants will not admit any liability.

Beazer Homes and several subsidiaries were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999, to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court and plaintiffs filed a Second Amended Complaint which substituted new named-plaintiffs. The Company filed a motion to dismiss the Second Amended Complaint, which the federal court granted in part. The federal court dismissed the sole federal claim, declined to rule on the state law claims, and remanded the case to the Superior Court of Placer

County. The Company filed a supplemental motion to dismiss/demurrer regarding the remaining state law claims in the Second Amended Complaint and the state court sustained defendants’ demurrer but granted the plaintiffs leave to amend their claims. Plaintiffs thereafter filed a Third Amended Complaint which defendants removed to federal court based on the presence of a federal question and pursuant to the Class Action Fairness Act and thereafter moved to dismiss. Plaintiffs filed a motion to remand the case. The federal court granted the plaintiffs’ motion and remanded the case to the Superior Court of Placer County. The defendants filed a petition with the U.S. Court of Appeals for the Ninth Circuit for permission to appeal the remand order and a demurrer in state court as to all counts of the Third Amended Complaint. The state court granted the defendants’ demurrer as to the plaintiffs’ breach of contract claim, but the unfair competition claim remains. The Company filed its answer to the Third Amended Complaint on June 11, 2010. The Company is in the process of conducting discovery and is vigorously defending against the action.

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

The lender of one of our unconsolidated joint ventures filed individual lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. We are a 2.58% member in this joint venture (see Note 3 for additional information). An estimate of probable loss or range of loss, if any cannot presently be made. In addition, one member of the joint venture filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members failed to perform under the applicable membership agreements. The arbitration panel issued its decision on July 6, 2010 and denied the plaintiff’s claims for specific performance claims and awarded damages in an amount well below the amount claimed. The Company does not believe that its proportional share of the award is material to our consolidated financial position or results of operations. The plaintiff has moved to have the panel’s award confirmed. Defendants have opposed the motion and have moved to vacate the panel’s decision in part.

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

Other Matters

As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of the deferred prosecution agreement (DPA), the Company’s liability for fiscal 2010 is $1 million and in each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as described in Note 13) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million of which $15 million has been paid as of September 30, 2010.

In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our communities completed or under construction. The EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. The parties have agreed to settle this matter and the terms are being finalized. The amount to be paid by the Company pursuant to the settlement agreement will not have a material adverse effect on our financial condition, results of operation or cash flows. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

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

Market Information

The Company lists its common shares on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 3, 2010, the last reported sales price of the Company’s common stock on the NYSE was $4.18. On November 3, 2010, Beazer Homes USA, Inc. had approximately 237 stockholders of record and 75,669,381 shares of common stock outstanding. The following table sets forth, for the quarters indicated, the range of high and low trading for the Company’s common stock during fiscal 2010 and 2009.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Fiscal Year 2010:
High	$6.06	$5.44	$7.08	$4.69
Low	$3.90	$3.83	$3.61	$3.10

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Fiscal Year 2009:
High	$6.76	$1.71	$3.95	$6.93
Low	$1.13	$0.24	$0.87	$1.36

Dividends

Effective November 2, 2007, the Board of Directors suspended the payment of quarterly dividends. The Board concluded that this action, which will allow the Company to conserve approximately $16 million of cash on an annual basis, was a prudent effort in light of the continued deterioration in the housing market. The Board of Directors will periodically reconsider the declaration of dividends. The reinstatement of quarterly dividends, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2010, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends or share repurchases.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of September 30, 2010 with respect to our shares of common stock that may be issued under our existing equity compensation plans, all of which have been approved by our stockholders:

	Number of	Weighted	Number of Common Shares
	Common	Average	Remaining Available for
	Shares to be Issued	Exercise	Future
	Upon Exercise of	Price of	Issuance Under Equity
	Outstanding	Outstanding	Compensation
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	2,578,354	$22.69	3,987,710

Issuer Purchases of Equity Securities

On November 18, 2005, as part of an acceleration of our comprehensive plan to enhance stockholder value, our Board of Directors authorized an increase of our stock repurchase plan to ten million shares of our common stock. Shares may be purchased for cash in the open market, on the NYSE or in privately negotiated transactions. During fiscal 2010, 2009 and 2008, we did not repurchase any shares in the open market. We have currently suspended our repurchase program and any resumption of such program will be at the discretion of the Board of Directors and is unlikely in the foreseeable future.

During the quarter ended September 30, 2010, 5,634 shares, at an average price of $4.52 per share, were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock units under our stock incentive plans.

Performance Graph

The following graph illustrates the cumulative total stockholder return on Beazer Homes’ common stock for the last five fiscal years through September 30, 2010, compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes an investment in Beazer Homes’ common stock and in each of the foregoing indices of $100 at September 30, 2005, and assumes that all dividends were reinvested. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	Fiscal Year Ended September 30,
	2005	2006	2007	2008	2009	2010
Beazer Homes USA, Inc.	$100.00	$67.05	$14.48	$10.49	$9.81	$7.25
S&P 500	100.00	110.78	128.98	100.66	93.70	103.24
S&P Homebuilding	100.00	72.44	36.83	31.23	26.17	24.28

Item 6.	Selected Financial Data

	Year Ended September 30,
	2010	2009	2008	2007	2006
	($ in millions, except per share amounts)

Statement of Operations Data:(i)
Total revenue	$1,010	$972	$1,737	$2,943	$4,545
Gross profit (loss)	86	16	(247)	(89)	1,122
Gross margin(i), (ii)	8.5%	1.6%	(14.2)%	(3.0)%	24.7%
Operating (loss) income	$(114)	$(241)	$(618)	$(511)	$596
(Loss) income from continuing operations	(30)	(176)	(780)	(346)	378
EPS from continuing operations -basic	(0.50)	(4.54)	(20.23)	(9.01)	9.48
EPS from continuing operations -diluted	(0.50)	(4.54)	(20.23)	(9.01)	8.52
Dividends paid per common share	—	—	—	0.40	0.40
Balance Sheet Data (end of year)(iii):
Cash and cash equivalents and restricted cash	$576	$557	$585	$460	$172
Inventory	1,204	1,318	1,652	2,775	3,608
Total assets	1,903	2,029	2,642	3,930	4,715
Total debt	1,212	1,509	1,747	1,857	1,956
Stockholders’ equity	397	197	375	1,324	1,730

	Year Ended September 30,
	2010	2009	2008	2007	2006
	($ in millions, except per share amounts)

Supplemental Financial Data (iii):
Cash provided by (used in):
Operating activities	$70	$94	$316	$509	$(378)
Investing activities	(6)	(80)	(18)	(52)	(105)
Financing activities	(34)	(91)	(167)	(171)	353
Financial Statistics (iii):
Total debt as a percentage of total debt and stockholders’ equity	75.3%	88.5%	82.3%	58.4%	53.1%
Net debt as a percentage of net debt and stockholders’ equity(ii)	62.9%	83.6%	75.6%	51.4%	50.9%
Adjusted EBITDA from total operations(iv)	$60.2	$108.1	$(27.5)	$235.6	$781.6
Operating Statistics from continuing operations:
New orders, net	4,122	4,077	5,158	7,957	11,272
Closings	4,513	4,196	6,370	9,766	15,046
Units in backlog	780	1,171	1,290	2,502	4,311
Average selling price (in thousands)	$221.7	$230.8	$254.3	$289.5	$299.9

(i)	Statement of operations data is from continuing operations. Gross profit (loss) includes inventory impairments and lot options abandonments of $50.0 million, $95.2 million, $403.4 million, $531.2 million and $28.4 million for the fiscal years ended September 30, 2010, 2009, 2008, 2007 and 2006, respectively. Operating (loss) income also includes goodwill impairments of $0, $16.1 million, $48.1 million, $49.7 million and $0 for the fiscal years ended September 30, 2010, 2009, 2008, 2007 and 2006. The aforementioned charges were primarily related to the deterioration of the homebuilding environment over the past few years. Loss from continuing operations for fiscal 2010 and 2009 also include a gain on extinguishment of debt of $43.9 million, and $144.5 million, respectively.

(ii)	Net Debt = Debt less unrestricted cash and cash equivalents; Gross margin = Gross (loss) profit divided by total revenue.

(iii)	Discontinued operations were not segregated in the consolidated balance sheets or statements of cash flows.

(iv)	A reconciliation of EBIT and Adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure, is provided below for each period presented (in thousands):

	Year Ended September 30,
	2010	2009	2008	2007	2006

Net (loss) income	$(34,049)	$(189,383)	$(951,912)	$(411,073)	$368,836
(Benefit) provision for income taxes	(133,188)	(9,076)	84,763	(222,207)	214,421
Interest amortized to home construction and land sales expenses and capitalized interest impaired	54,556	58,090	126,057	139,880	95,974
Interest expense not qualified for capitalization	74,214	83,030	55,185	—	—

EBIT	$(38,467)	$(57,339)	$(685,907)	$(493,400)	$679,231

	Year Ended September 30,
	2010	2009	2008	2007	2006

EBIT	$(38,467)	$(57,339)	$(685,907)	$(493,400)	$679,231
Depreciation and amortization and stock compensation amortization	24,774	30,723	40,273	44,743	58,178
Inventory impairments and option contract abandonments	49,526	103,751	496,833	599,514	44,175
Goodwill impairment	—	16,143	52,470	52,755	—
Joint venture impairment and abandonment charges	24,328	14,793	68,791	31,939	—

Adjusted EBITDA	$60,161	$108,071	$(27,540)	$235,551	$781,584

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

Executive Overview and Outlook

The macro-economic conditions experienced during Fiscal 2010 continued to present challenges that have hindered a recovery for the homebuilding industry. Consumers enjoyed record low interest rates for home mortgages and housing affordability along with federal and local government incentives that have attempted to support the housing industry. These factors provided significant support to the industry during our second and third fiscal quarters as we experienced significant increases in new home orders. However, this elevated volume of home purchases was not sustained upon the expiration of the government incentives. Continued high unemployment levels have caused high levels of uncertainty among employers and consumers concerning the health of the overall economy. This uncertainty led to a decline in home orders during our fourth fiscal quarter that has continued into the first quarter of fiscal 2011. The current homebuilding environment is also challenged by increased numbers of foreclosed homes offered at substantially reduced prices. These combined pressures in the marketplace have resulted in the continued use of sales incentives and price reductions by us and many of our competitors in an effort to generate sales and reduce inventory levels. As a result, we continued to experience inventory valuation adjustments throughout fiscal 2010. Despite these challenges, we were able to produce improvements in new home orders, home closings, gross margins and profitability in fiscal 2010 as compared to fiscal 2009.

During fiscal 2010, we continued to improve our capitalization while maintaining our three primary goals: generate and maintain liquidity, reduce debt and increase shareholder net worth. We raised $166.7 million of common equity capital, $128.2 million of equity linked capital (Mandatory Convertible Subordinated Notes and Tangible Equity Units) and $300 million Senior Notes while repaying $585.4 million of our Senior Notes.

In fiscal 2010, we recognized a tax benefit from total operations of $133.2 million primarily resulting from The Worker, Homeownership and Business Act of 2009 which allowed us to carry back a portion of our fiscal 2009 federal tax loss. This carry back claim allowed us to claim a refund of taxes paid in prior years and to monetize a deferred tax asset that had previously had a valuation allowance recorded against it. The total amount of income tax refunds we received in fiscal 2010 was $135.8 million.

Throughout the homebuilding recession we have remained disciplined in our approach to the business. We have continued to reduce direct construction costs, overhead expenses and controlled our land acquisition and development spending. We remain committed to controlling our supply of unsold homes under construction and ensuring that our inventory supply aligns with our current demand expectations. This approach resulted in the closure of several divisional operations during the past several years and resulted in our decision to exit the Jacksonville, Florida and Albuquerque, New Mexico markets during the fourth quarter of fiscal 2010. We expect to continue this disciplined approach to managing our business during these uncertain times as we strive toward returning to profitability.

We will continue to focus on maintaining a significant liquidity position as we selectively invest in the growth of the business. We may also, from time to time, continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. There can be no assurances that we will be able to complete any of these transactions in the future on favorable terms or at all.

While our visibility into the economic conditions for fiscal 2011 is limited at this time, we believe that we will continue to benefit from increases in housing starts and improvements in employment. Therefore, we believe the environment will improve, perhaps slowly, and we have taken and will continue to take steps necessary to position ourselves to participate in the housing recovery.

We operated Beazer Mortgage Corporation (BMC) from 1998 through February 2008 to offer mortgage financing to the buyers of our homes. BMC entered into various agreements with mortgage investors for the origination of mortgage loans. Underwriting decisions were not made by BMC but by the investors or third-party service providers. To date, we have received requests to repurchase fewer than 100 mortgage loans from various investors. While we have not been required to repurchase any mortgage loans, we have established an immaterial amount as a reserve for the repurchase of mortgage loans originated by BMC. We cannot rule out the potential for additional mortgage loan repurchase claims in the future, although, at this time, we do not believe that the exposure related to any such additional claims would be material to our consolidated financial position or results of operation. As of September 30, 2010, no liability has been recorded for any such additional claims as such exposure is not both probable and reasonably estimable.

Critical Accounting Policies

Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. Listed below are those policies that we believe are critical and require the use of complex judgment in their application.

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

For the fiscal year ended September 30, 2010, we used discount rates of 13.7% to 20.0% in our estimated discounted cash flow impairment calculations. During fiscal 2010, 2009 and 2008, we recorded impairments of our inventory of approximately $48.1 million, $78.7 million and $290.7 million, respectively, for land under development and homes under construction for our continuing operations. Impairments of inventory previously held for development related to our discontinued operations were $0.8 million, $1.5 million and $21.9 million for fiscal 2010, 2009 and 2008, respectively.

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

Asset Valuation — Land Held for Future Development

For those communities for which construction and development activities are expected to occur in the future or have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. The future enactment of a development plan or the occurrence of events and circumstances may indicate that the carrying amount of an asset may not be recoverable. We evaluate the potential development plans of each community in land held for future development if changes in facts and circumstances occur which would give rise to a more detailed analysis for a change in the status of a community to active status or held for development.

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

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During fiscal 2010, 2009 and 2008, we recorded inventory impairments on land held for sale by our continuing operations of $1.1 million, $12.5 million and $61.2 million, respectively. Land held for sale inventory impairments related to our discontinued operations totaled $1.0 million, $9.4 million and $55.6 million for fiscal 2010, 2009 and 2008, respectively.

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

Warranty Reserves

We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty (generally ranging from a minimum of five years up to the period covered by the applicable statute of repose) covering only certain defined construction defects. We also provide a defined structural warranty with single-family homes and townhomes in certain states.

Since we subcontract our homebuilding work to subcontractors whose contracts generally include an indemnity obligation and a requirement that certain minimum insurance requirements be met, including providing us with a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors.

Warranty reserves are included in other liabilities in the consolidated balance sheets. We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period, based on historical experience and management’s estimate of the costs to remediate the claims, and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by operating segment. An analysis by operating segment allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also contemplates the existence of any non-recurring or community-specific warranty related matters that might not be contemplated in our historical data and trends. As a result of our analyses, we adjust our estimated warranty liabilities. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future. Our estimation process for such accruals is discussed in Note 13 to the Consolidated Financial Statements. While we believe that our warranty reserves at September 30, 2010 are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

Investments in Unconsolidated Joint Ventures

We periodically enter into joint ventures with unrelated developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We have determined that our interest in these joint ventures should be accounted for under the equity method. We recognize our share of profits and losses from the sale of lots to other buyers. Our share of profits from lots purchased by Beazer Homes from the joint ventures are deferred and treated as a reduction of the cost of the land purchased from the joint venture. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer.

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

Our assumption of the joint venture’s estimated fair value is dependent on market conditions. Inventory in the joint venture is also reviewed for potential impairment by the unconsolidated entities. If a valuation adjustment is recorded by an unconsolidated entity, our proportionate share of it is reflected in our equity in income (loss) from unconsolidated joint ventures with a corresponding decrease to our investment in unconsolidated entities. The operating results of the unconsolidated joint ventures are dependent on the status of the homebuilding industry, which has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, unemployment levels and consumer sentiment. Changes in these economic conditions could materially affect the projected operational results of the unconsolidated entities. Because of these changes in economic conditions, actual results could differ materially from management’s assumptions and may require material valuation adjustments to our investments in unconsolidated entities to be recorded in the future.

During fiscal 2010, 2009 and 2008, we wrote down our investment in certain of our joint ventures reflecting $8.8 million, $12.6 million and $45.3 million, respectively, of impairments of inventory held within those ventures. These charges are included in equity in loss of unconsolidated joint ventures in the accompanying Statement of Operations for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. In addition, for fiscal 2010, 2009 and 2008, respectively, there were $15.5 million, $2.2 million and $23.5 million of joint venture impairments related to certain homebuilding operations in our discontinued operations and, as a result, have been included in loss from discontinued operations, net in the accompanying Statement of Operations. While we believe that no additional impairment of our unconsolidated joint venture investments existed as of September 30, 2010, market deterioration or changes in estimated future cash flows that exceeds our estimates may lead us to incur additional impairment charges. As of September 30, 2010, our remaining investments in unconsolidated joint ventures totaled $8.7 million.

Income Taxes — Valuation Allowance

Judgment is required in estimating valuation allowances for deferred tax assets. A valuation allowance is established against a deferred tax asset if, based on the available evidence, it is not more likely than not that such assets will be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We periodically assess the need for valuation allowances for deferred tax assets based on more-likely-than-not realization threshold criteria. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, the Section 382 limitation on our ability to carryforward pre-ownership change net operating losses and recognized built-in losses or deductions, and tax planning alternatives.

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

During fiscal 2008, we determined that it was not more likely than not that substantially all of our deferred tax assets would be realized and, therefore, we established a valuation allowance of $400.6 million for substantially all of our deferred tax assets. We have not changed our assessment regarding the recoverability of our deferred tax assets as of September 30, 2010 and consequently, we determined that a valuation allowance was still warranted. As of September 30, 2010, our deferred tax valuation allowance was $403.8 million. Management reassesses the realizability of the deferred tax assets each reporting period. To the extent that our results of operations improve and deferred tax assets become realizable, the valuation allowance will be reduced and result in a non-cash tax benefit.

We experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code as of January 12, 2010. Section 382 contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforward and certain built-in losses or deductions recognized during the five-year period after the ownership change. Therefore, our ability to utilize our pre-ownership change net operating loss (NOL) carryforwards and certain recognized built-in losses or deductions is limited by Section 382 to an estimated maximum annual amount of approximately $11.4 million ($4 million tax-effected).

There can be no assurance that another ownership change, as defined in the tax law, will not occur. If another “ownership change” occurs, a new annual limitation on the utilization of net operating losses would be determined as of that date.

Seasonal and Quarterly Variability

Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, beginning in the second half of fiscal 2006 and continuing through fiscal 2010, we continued to experience challenging conditions in most of our markets which contributed to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations. In addition, the expiration of the $8,000 First time Homebuyer Tax Credit on June 30, 2010, appears to have incentivized certain homebuyers to purchase homes during the first half of fiscal 2010. This resulted in a change to our typical seasonal variations as we experienced increased closings in our third quarter as opposed to our fourth quarter of fiscal 2010. The following chart presents certain quarterly operating data for our continuing operations for our last twelve fiscal quarters.

New Orders (net of cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2010	710	1,629	1,005	778	4,122
2009	514	1,095	1,488	980	4,077
2008	988	1,662	1,549	959	5,158

Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2010	935	832	1,597	1,149	4,513
2009	859	785	911	1,641	4,196
2008	1,629	1,233	1,348	2,160	6,370

RESULTS OF CONTINUING OPERATIONS:

	Fiscal Year Ended September 30,
	2010	2009	2008
	($ in thousands)

Revenues:
Homebuilding	$1,000,531	$968,314	$1,620,990
Land sales & other	9,310	3,389	115,737

Total	$1,009,841	$971,703	$1,736,727

Gross profit (loss)
Homebuilding	$81,528	$15,134	$(257,013)
Land sales & other	4,080	620	9,570

Total	$85,608	$15,754	$(247,443)

Gross Margin — homebuilding	8.1%	1.6%	(15.9)%
Gross Margin — land sales & other	43.8%	18.3%	8.3%
Gross Margin — Total	8.5%	1.6%	(14.2)%
Selling, general and administrative (SG&A) expenses	$186,556	$222,691	$298,274
SG&A as a% of total revenue	18.5%	22.9%	17.2%
Depreciation and amortization	$12,874	$18,392	$23,802
Goodwill impairment	$—	$16,143	$48,105
Equity in income (loss) of unconsolidated joint ventures from:
Joint venture activities	$10	$518	$(12,527)
Impairments	$(8,817)	$(12,630)	$(45,292)

Equity in loss of unconsolidated joint ventures	$(8,807)	$(12,112)	$(57,819)

Gain on extinguishment of debt	$43,901	$144,503	$—

Items impacting comparability between periods

The following items impact the comparability of our results of operations between fiscal periods 2010, 2009 and 2008: inventory impairments and abandonments, certain selling, general and administrative costs, goodwill impairment charges, joint venture impairment charges, and gain on extinguishment of debt. In addition, during fiscal 2010, we exited or discontinued our title services operations and our New Mexico and Jacksonville, Florida markets and have reclassified the operating results of these operations for all period presented to discontinued operations. We have also reclassified the operating results of our Raleigh market from the East to the Southeast segment in alignment with the basis that is used by management for evaluating segment performance and resource allocations.

Inventory Impairments and Abandonments.  The improvement in gross margin over the past two fiscal years was directly related to a reduction in non-cash pre-tax inventory impairments and option contract abandonments from $403.4 million in fiscal 2008 to $95.2 million in fiscal 2009 and $50.0 million in fiscal 2010. The projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates. The impairments recorded on our held for development inventory for the fiscal years ended September 30, 2009 and 2008, primarily resulted from the continued decline in the homebuilding environment across our submarkets. During fiscal 2010, although certain markets showed improvement from the prior years, for certain communities we determined it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material. Our impairments on land held for sale listed below are as a result of challenging market conditions and our review of recent comparable transactions since land held for sale is recorded at net realizable value, less estimated costs to sell. In addition, over the past few years, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as pre-acquisition costs. The abandonment charges below relate to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan and related to our prior year decision to exit certain markets.

The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the fiscal years ended September 30, 2010, 2009 and 2008 (in thousands):

	Fiscal Year Ended September 30,
	2010	2009	2008

Development projects and homes in process (Held for Development)
West	$18,056	$42,704	$145,710
East	18,703	6,383	70,152
Southeast	7,973	24,536	53,103
Unallocated	3,404	5,116	21,769

Subtotal	$48,136	$78,739	$290,734

Land Held for Sale
West	$1,061	$9,357	$8,505
East	—	1,071	16,883
Southeast	—	2,094	35,793

Subtotal	$1,061	$12,522	$61,181

Lot Option Abandonments
West	$783	$99	$14,893
East	35	2,884	9,850
Southeast	21	972	26,744

Subtotal	$839	$3,955	$51,487

Continuing Operations	$50,036	$95,216	$403,402

Inventory impairments related to continuing operations recorded on a quarterly basis during fiscal 2010, the estimated fair value of such impaired inventory at each period end, the number of lots and number of communities impaired in each period are set forth in the table below as follows ($ in thousands):

				Estimated Fair
	Inventory Impairments			Value of Impaired
	Held for	Held for		Inventory at Period	Lots	Communities
Quarter Ended	Development	Sale	Total	End	Impaired	Impaired

December 31, 2009	$7,486	$1,061	$8,547	$13,997	379	7
March 31, 2010	9,976	—	9,976	25,975	525	13
June 30, 2010	4,483	—	4,483	5,427	131	3
September 30, 2010	26,191	—	26,191	29,313	962	8

Fiscal 2010	$48,136	$1,061	$49,197

Selling, General and Administrative Expense Items.  Fiscal 2009 included approximately $16 million of expense for obligations related to the government investigations (see Note 13 to the Consolidated Financial Statements). The decrease in SG&A expense for fiscal 2010 as compared to fiscal 2009 is primarily due to continued cost reductions realized as a result of our comprehensive review of SG&A costs and the absence of the previously mentioned $16 million fiscal 2009 expense offset by increased selling expenses related to the increase in home closings.

The 25.3% decrease in SG&A expense between fiscal 2008 and 2009 presented is primarily related to cost reductions realized as a result of our comprehensive review and realignment of our overhead structure in light of our reduced volume expectations and lower sales commissions related to decreased revenues, and decreased investigation-related costs and severance costs offset partially by approximately $16 million of expense for obligations related to the government investigations (see Note 13 to the Consolidated Financial Statements). As of September 30, 2009, we had reduced our overall number of employees by 543 or 38% as compared to September 30, 2008, or a cumulative reduction of 79% since September 30, 2006. Fiscal 2009 and 2008 SG&A expense included $4.5 million and $3.1 million in severance costs related to employees who had been severed as of September 30 of the respective year.

Fiscal 2010, 2009 and 2008 SG&A expense included $10.2 million, $23.8 million and $31.8 million, respectively of government investigation and investigation support-related costs, including the $16 million obligation recorded in fiscal 2009 and discussed above. As a percentage of total revenue, SG&A expenses were 18.5% in fiscal 2010 (17.5% excluding the investigation-related costs), 22.9% in fiscal 2009 (20.5% excluding the investigation-related costs) and 17.2% in fiscal 2008 (15.3% excluding the investigation-related costs). The change in SG&A costs as a percentage of total revenue is primarily related to the aforementioned investigative and severance costs and the impact of fixed overhead expenses on reduced/increased revenues, as applicable.

Goodwill Impairment Charges.  The Company experienced a significant decline in its market capitalization during first quarter of fiscal 2009. As of December 31, 2008, we considered current and expected future market conditions and recorded a pre-tax, non-cash goodwill impairment charge of $16.1 million in the first quarter of fiscal 2009 related to our reporting units in Maryland, Houston, Texas and Nashville, Tennessee. As a result of this impairment charge, we have no goodwill remaining as of September 30, 2009 or 2010. In fiscal 2008, in light of continuing market weakness, significantly reduced new orders, additional pricing pressures and additional incentives provided to homebuyers, our reforecasting of expected future results of operations and increasing inventory charges, we recorded pretax, non-cash goodwill impairment charges of $48.1 million related to our reporting units in Arizona, New Jersey, Southern California and Virginia. The goodwill impairment charges were based on estimates of the fair value of the underlying assets of the reporting units.

Joint Venture Impairment Charges.  As a result of the further deterioration of economic conditions in certain of our markets and the settlement of guarantees under debt obligations of certain of our unconsolidated joint ventures, we recorded impairments in certain of our unconsolidated joint ventures totaling $8.8 million, $12.6 million and $45.3 million in fiscal 2010, 2009 and 2008, respectively (see Note 3 to the Consolidated Financial Statements where further discussed). If these adverse market conditions continue or worsen, we may have to take further impairments of our investments in these joint ventures that may have a material adverse effect on our financial position and results of operations.

Gain on Extinguishment of Debt.  During fiscal 2010, we completed a number of financial transactions including the repurchase of an aggregate of $585.4 million of our outstanding Senior Notes for an aggregate purchase price of $586.3 million, plus accrued and unpaid interest as of the purchase date. We also completed an exchange of $75 million of our outstanding junior unsecured notes. These transactions resulted in a gain on extinguishment of debt of $43.9 million, net of unamortized discounts and debt issuance costs related to these notes. During the second half of fiscal 2009, we voluntarily repurchased in open-market transactions $384.8 million principal amount of our Senior Notes. The aggregate purchase price was $247.7 million, plus accrued and unpaid interest as of the purchase date, which resulted in a $130.2 million pre-tax gain on extinguishment of debt, net of unamortized discounts and debt issuance costs related to these notes. During fiscal 2009, we also negotiated a reduced payoff for one of our other secured notes payable totaling $22.7 million and recorded a gain on debt extinguishment of $14.3 million related to the repayment of this note.

Discontinued Operations.  We have classified the results of operations of our mortgage origination services, title services and our exit markets as discontinued operations in the accompanying consolidated statements of operations for all periods presented. All statement of operations information in the table above and the management discussion and analysis that follow exclude the results of discontinued operations. Discontinued operations were not segregated in the Consolidated Statements of Cash Flows or the Consolidated Balance Sheets. Additional operating data related to discontinued operations for the fiscal years ended September 30, 2010, 2009 and 2008 is as follows:

	Fiscal Year Ended September 30,
	2010	2009	2008
	($ in thousands)

Closings	132	192	1,322
New Orders	126	146	907
Homebuilding revenues	$28,029	$46,609	$293,314
Land and lot sale revenues	$3,277	$3,077	$40,064
Mortgage & title revenues	$1,861	$1,813	$7,675

Total revenue	$33,167	$51,499	$341,053

See Note 15 to the Consolidated Financial Statements for additional information related to our discontinued operations.

Segment Results — Continuing Operations

Unit Data by Segment

	New Orders, net					Cancellation Rates
	2010	2009	2008	10 v 09	09 v 08	2010	2009	2008

West	1,615	1,793	2,449	(9.9)%	(26.8)%	29.5%	35.3%	41.1%
East	1,563	1,509	1,337	3.6%	12.9%	25.3%	30.1%	48.2%
Southeast	944	775	1,372	21.8%	(43.5)%	18.1%	24.1%	27.2%

Total	4,122	4,077	5,158	1.1%	(21.0)%	25.5%	31.5%	40.2%

	Backlog at September 30,
	2010	2009	2008	10 v 09	09 v 08

Units:
West	269	431	521	(37.6)%	(17.3)%
East	366	532	455	(31.2)%	16.9%
Southeast	145	208	314	(30.3)%	(33.8)%

Total	780	1,171	1,290	(33.4)%	(9.2)%

Aggregated $ value of homes in backlog:
Total ($ in millions)	$186.2	$275.3	$315.3	(32.4)%	(12.7)%

Backlog reflects the number and value of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home.

Fiscal 2010 versus 2009

New orders, net of cancellations, for fiscal 2010 increased slightly compared to fiscal 2009 in many of our markets driven by increased demand due to federal and state housing credits which expired in June 2010 and decreased cancellation rates. The decrease in net new orders in our West segment was primarily due to continued challenging market conditions which were particularly pronounced in our California markets. Historically low interest rates, increased affordability and federal and state housing tax credits appear to have enticed more prospective buyers to purchase a new home; however, foreclosures are having a damaging impact on the market. In most of our markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressures on all home sales and limit financing availability. The decrease in our cancellation rates reflects the market improvement and relative price stabilization as compared to the prior years. It also reflects the impact of historically low interest rates and increased affordability and the impact of federal and state housing tax credits that enticed certain prospective buyers to purchase a new home during fiscal 2010.

The decrease in total units in backlog and the aggregate dollar value of homes in backlog for our continuing operations at September 30, 2010 compared to the prior year, related partially to the acceleration of closings into our third fiscal quarter driven by the federal and state housing credits which expired in June 2010. As the availability of mortgage loans further stabilizes, the inventory of new and used homes decreases, and consumer confidence in the economic recovery increases, backlog should increase; however, continued reduced levels of backlog will produce less revenue in the future which could also result in additional asset impairment charges and lower levels of liquidity.

Fiscal 2009 versus 2008

New orders, net for fiscal 2009 decreased as compared to the same period fiscal 2008 driven by weaker market conditions, including the tightening of mortgage credit availability, an increase in home foreclosures and other economic factors that have impacted homebuyers. For fiscal 2009, we experienced cancellation rates of 31.5% compared to 40.2% for fiscal 2008. These cancellation rates in both fiscal 2009 and 2008 reflect the continued challenging market environment which includes the inability of many potential homebuyers to sell their existing homes and obtain affordable financing. In addition, on July 1, 2008, we completed the sale of two large condominium projects in Virginia, which resulted in the cancellation of 215 orders for fiscal 2008, and the significant increase in the cancellation rate for our East segment. Excluding these transactions, our cancellation rates in the East Segment and total continuing operations were 39.9% and 37.7%, respectively, for fiscal 2008. The decrease in cancellation rates across all markets reflects competitive pricing and a trend in the current environment that buyers are only willing to contract on a new home once their current home sells.

The aggregate dollar value of homes in backlog for our continuing operations at September 30, 2009 decreased 12.7% from the prior year, related to a decrease in the number of homes in backlog. The decrease in the number of homes in backlog across our West and Southeast markets is driven primarily by the aforementioned market weakness and lower new orders.

Backlog declined in many of our homebuilding markets from fiscal 2009 to 2008 due primarily to lower new orders caused by a competitive environment, increased foreclosures, the reduction in the availability of mortgage credit for our potential homebuyers and our decision to sell certain large projects. Foreclosures had by far the most damaging impact on the market during this period. Particularly in our Southeast and Nevada markets, appraisals were negatively impacted by foreclosure comparables which put additional pricing pressure on all home sales and limit financing availability.

Homebuilding Revenues and Average Selling Price.  The table below summarizes homebuilding revenues, the average selling prices of our homes and closings by reportable segment ($ in thousands):

	Homebuilding Revenues					Average Selling Price
	2010	2009	2008	10 v 09	09 v 08	2010	2009	2008	10 v 09	09 v 08

West	$360,756	$407,639	$651,268	(11.5)%	(37.4)%	$203.0	$216.5	$241.9	(6.2)%	(10.5)%
East	446,862	373,498	614,408	19.6%	(39.2)%	258.5	260.8	287.6	(0.9)%	(9.3)%
Southeast	192,913	187,177	355,314	3.1%	(47.3)%	191.6	212.5	229.8	(9.8)%	(7.5)%

Total	$1,000,531	$968,314	$1,620,990	3.3%	(40.3)%	$221.7	$230.8	$254.3	(3.9)%	(9.2)%

	Closings
	2010	2009	2008	10 v 09	09 v 08

West	1,777	1,883	2,688	(5.6)%	(29.9)%
East	1,729	1,432	2,136	20.7%	(33.0)%
Southeast	1,007	881	1,546	14.3%	(43.0)%

Total	4,513	4,196	6,370	7.6%	(34.1)%

Fiscal 2010 versus 2009

Homebuilding revenues increased slightly for the fiscal year ended September 30, 2010 compared to the comparable period of the prior year due to an increase in closings. This year-over year increase in closings was offset partially by a decrease in average selling prices (ASP). The reduction in ASP was primarily attributable to a substantial geographic shift in closings to those markets with the lowest ASP and a higher concentration of entry-level homebuyers. In addition, foreclosures continue to pose problems in many of our markets manifesting in lower appraisals which put additional pricing pressure on all homes for sale. As a result, we reduced sales prices in many of our markets during fiscal 2010 in order to respond to these market conditions. Historically low interest rates, increased affordability and federal and state housing tax credits incented more prospective buyers to purchase a new home and contributed to the significant increase in our closings for the fiscal year ended September 30, 2010.

Homebuilding revenues in our West segment decreased 11.5% for the fiscal year ended September 30, 2010 compared to the same period of fiscal 2009 driven by a 5.6% decrease in homes closed and a 6.2% decrease in ASP. The decrease in ASP in our West segment for fiscal 2010 resulted primarily from a significant increase in the sale of entry level homes to first time homebuyers in all of our markets, a reduction in the amount of options and upgrades ordered along with select price declines in markets where conditions, such as a high levels of foreclosures and unemployment necessitated slightly lower home prices.

For the fiscal year ended September 30, 2010, our East segment homebuilding revenues increased by 19.6% driven by increased closings across all of our markets in this segment.

Our Southeast segment continued to be challenged by excess capacity in both the new home and resale markets and the high number of foreclosures, driving decreases in ASP of 9.8% for the fiscal year ended September 30, 2010 as compared to the prior year. In addition, the homes closed during the fiscal year in many of our markets were more heavily weighted toward the entry level buyer than in the prior year.

Fiscal 2009 versus 2008

Homebuilding revenues decreased for the fiscal year ended September 30, 2009 compared to fiscal 2008 due to decreased closings in the majority of our markets, related to reduced demand, excess capacity in both new and resale markets (including increased foreclosures available at lower prices) as investors continued to divest of prior home purchases and potential homebuyers had difficulty selling their homes and/or obtaining financing. In addition, credit tightening in the mortgage markets, increased unemployment and a decline in consumer confidence in the majority of our markets further compounded the market pressures during the fiscal year 2009.

Specifically, homebuilding revenues in the West segment decreased for fiscal 2009 compared to fiscal 2008 due to reduced ASP and reduced demand in the majority of the markets in this segment resulting from deteriorating market conditions and excess capacity in both the new home and resale markets. In addition, credit tightening in the mortgage markets and a decline in consumer confidence in all of our markets further compounded the market deterioration in our Nevada, California, Texas and Arizona markets in our West segment in fiscal 2009.

For the fiscal year ended September 30, 2009, our East segment homebuilding revenues decreased by 39.2% driven by a 33.0% decline in closings and a 9.3% decline in average sales prices which was particularly pronounced in our Maryland, New Jersey, Tennessee and Virginia markets. These declines reflect the impact of excess capacity in the resale markets, the impact of credit tightening in the mortgage markets, competitive pricing pressures and a decline in consumer confidence.

Our Southeast segment continued to be challenged by significant declines in demand and excess capacity in both the new home and resale markets and high foreclosures, especially in our Georgia and Florida markets, driving decreases in homebuilding revenues of 47.3% for fiscal 2009 as compared to fiscal 2008. Home closings in the Southeast segment decreased by 43.0% from the prior year due to deteriorating market conditions and competitive pressures. The decrease in closings was driven by lower demand, higher available supply of new and resale inventory, increased competition and the tightening of credit requirements and decreased availability of mortgage options for potential homebuyers.

Homebuilding Gross Profit (Loss).  Homebuilding gross profit (loss) is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges). Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs. The following table sets forth our homebuilding gross profit (loss) and gross margin by reportable segment and total homebuilding gross profit (loss) and gross margin, and such amounts excluding inventory impairments and abandonments for the fiscal years ended September 30, 2010, 2009 and 2008 ($ in thousands). Total homebuilding gross profit (loss) and gross margin excluding inventory impairments and abandonments are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit (loss) determined in accordance with GAAP as an indicator of operating performance. The magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company, and for other home builders, have been significant in recent periods and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, and other similar presentations by analysts and other companies, is frequently used to assist investors in understanding and comparing the operating characteristics of home building activities by eliminating many of the differences in companies’ respective level of impairments. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management compare operating results and as a measure of the level of cash which may be available for discretionary spending.

	2010
			Impairments &	HB Gross	HB Gross
	HB Gross	HB Gross	Abandonments	Profit (Loss)	Margin w/o
	Profit (Loss)	Margin	(I&A)	w/o I&A	I&A

West	$52,621	14.6%	$19,900	$72,521	20.1%
East	54,176	12.1%	18,738	72,914	16.3%
Southeast	20,519	10.6%	7,994	28,513	14.8%
Corporate & unallocated	(45,788)		3,404	(42,384)

Total homebuilding	$81,528	8.1%	$50,036	$131,564	13.1%

	2009
			Impairments &	HB Gross	HB Gross
	HB Gross	HB Gross	Abandonments	Profit (Loss)	Margin w/o
	Profit (Loss)	Margin	(I&A)	w/o I&A	I&A

West	$28,566	7.0%	$52,160	$80,726	19.8%
East	45,681	12.2%	10,338	56,019	15.0%
Southeast	(1,811)	(1.0)%	27,602	25,791	13.8%
Corporate & unallocated	(57,302)		5,116	(52,186)

Total homebuilding	$15,134	1.6%	$95,216	$110,350	11.4%

	2008
			Impairments &	HB Gross	HB Gross
	HB Gross	HB Gross	Abandonments	Profit (Loss)	Margin w/o
	Profit (Loss)	Margin	(I&A)	w/o I&A	I&A

West	$(58,187)	(8.9)%	$169,108	$110,921	17.0%
East	6,086	1.0%	96,885	102,971	16.8%
Southeast	(60,470)	(17.0)%	115,640	55,170	15.5%
Corporate & unallocated	(144,442)		21,769	(122,673)

Total homebuilding	$(257,013)	(15.9)%	$403,402	$146,389	9.0%

Fiscal 2010 versus 2009

For the fiscal year ended September 30, 2010 as compared to the prior year, the increase in gross margins across all segments is primarily due to increased revenues, cost reductions and lower inventory impairments and lot option abandonment charges. Our segments realized a nominal increase in gross margins excluding impairments as prices have begun to stabilize in certain of our markets and we benefitted from cost reductions. A few of our markets experienced a decrease in gross margins excluding inventory impairments for the fiscal year ended September 30, 2010 as compared to the prior year due to our decision to reduce prices in certain of our communities in order to compete with similar product for sale in the locale and to increase the frequency of new home orders.

Fiscal 2009 versus 2008

The increase in homebuilding gross margins across all segments is primarily due to decreases in corporate costs and inventory impairments and lot option abandonment charges (impairments and abandonments). Excluding impairments and abandonments, homebuilding gross margins increased slightly in our West segment due to continued focus on cost reduction initiatives; whereas they decreased in our East and Southeast segments which continued to be challenged by the further deterioration of market conditions and an increased use of incentives. The decrease in corporate and unallocated costs relates primarily to 1) a reduction of approximately $8 million in investigation-related costs given the resolution of the previously disclosed investigations despite $16 million of expense related to our obligations under the Deferred Prosecution Agreement (see Note 13 to the Consolidated Financial Statements), 2) a reduction of $57.5 million in the amortization of capitalized interest costs due to a lower capitalizable inventory base and an increase in disallowed interest for capitalization which is recorded as other expense, net in the accompanying Consolidated Statements of Operations, and 3) a reduction of $16.7 million in expenses related to the impairment of capitalized interest and indirect costs in connection with the reduced level of inventory impairments in fiscal 2009 compared to fiscal 2008.

Land Sales and Other Revenues.  Land sales and other revenues relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets and net fees we received for general contractor services we performed on behalf of a third party. The table below summarizes land sales and other revenues and gross profit (loss) by reportable segment ($ in thousands):

	Land Sales & Other Revenues					Land Sales and Other Gross Profit (Loss)
	2010	2009	2008	10 v 09	09 v 08	2010	2009	2008	10 v 09	09 v 08

West	$3,774	$1,529	$5,203	146.8%	(70.6)%	$424	$(1)	$2,139	n/m	(100.0)%
East	4,300	1,120	107,024	283.9%	(99.0)%	2,421	562	7,349	330.8%	(92.4)%
Southeast	1,236	740	3,510	67.0%	(78.9)%	1,235	59	82	n/m	(28.0)%

Total	$9,310	$3,389	$115,737	174.7%	(97.1)%	$4,080	$620	$9,570	558.1%	(93.5)%

Fiscal 2010 versus 2009

The increase in land sales and other revenue and gross profit in fiscal 2010 from fiscal 2009 relates to our ability to dispose of land and lots that did not fit into our strategic plans. Our fiscal 2010 land sales and other revenue and gross profit in our Southeast segment also include net fees received for general contractor services we performed on behalf of a third party.

Fiscal 2009 versus 2008

The decrease in land sales revenue and gross profit in our East segment from fiscal 2008 is primarily related to the 2008 sale of two condominium projects in Virginia.

Derivative Instruments and Hedging Activities.  We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of September 30, 2010, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

Liquidity and Capital Resources.  Our sources of liquidity include, but are not limited to, cash from operations, proceeds from Senior Notes and other bank borrowings, the issuance of equity and equity-linked securities and other external sources of funds. Our short-term and long-term liquidity depend primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities) and available credit facilities.

During the fiscal year ended September 30, 2010, we generated $29.8 million in cash primarily from our operations. Our liquidity position consisted of $537.1 million in cash and cash equivalents plus $39.2 million of restricted cash as of September 30, 2010. We expect to maintain a significant liquidity position during fiscal 2011, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market conditions which could increase or decrease our cash balance on a quarterly basis.

Our net cash provided by operating activities for the fiscal year ended September 30, 2010 was $69.7 million primarily due to reductions in inventory due to increased closings and timing of strategic land purchases. Net cash used in investing activities was $6.2 million for the fiscal year ended September 30, 2010 compared to $79.7 million and $18.4 million for the fiscal years ended September 30, 2009 and 2008, respectively. For the fiscal year ended September 30, 2010 our use of cash was primarily related to investments in our property, plant and equipment and joint ventures, $3.9 million of which was used by one joint venture to repay outstanding debt, offset by a net reduction in our restricted cash of $10.3 million.

Net cash used in financing activities was $33.7 million for fiscal year ended September 30, 2010 as compared to $91.1 million for fiscal 2009 and $167.2 million in fiscal 2008. During fiscal 2010, we completed a $57.5 million Mandatory Convertible Subordinated Notes offering, two common stock offerings totaling 34,925,000 total shares, a $300 million senior unsecured debt offering and an offering of 3 million 7.25% Tangible Equity Units. The net proceeds from these offerings were used to repay our outstanding 2011 Senior Notes, 2012 Senior Notes and our 2024 Convertible Senior Notes.

As a result of our 2011 and 2012 Senior Notes and 2024 Convertible Senior Notes repayments, our next scheduled debt payment is not until November 2013. In addition, on January 15, 2010, we completed a partial exchange of $75 million of our outstanding Junior Subordinated Notes. We recorded a net gain of approximately

$43.9 million during fiscal year ended September 30, 2010 primarily related to the exchange of our Junior Subordinated Notes (see Note 7 to the Consolidated Financial Statements where further discussed).

During our fiscal 2010, we received upgrades from S&P in our corporate credit rating to B-. Also during the fiscal year, Moody’s raised its corporate credit rating of the Company to Caa1 and Fitch raised its corporate credit rating of the Company to B-. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

We fulfill our short-term cash requirements with cash generated from our operations. There were no amounts outstanding under the Secured Revolving Credit Facility at September 30, 2010; however, $37.9 million is currently used for letters of credit. We have entered into a number of stand-alone, cash secured letter of credit agreements with banks. These facilities will continue to provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of September 30, 2010, we have secured our letters of credit under these facilities using cash collateral which is maintained in restricted accounts totaling $38.8 million. In addition, we have elected to pledge approximately $925 million of inventory assets to our revolving credit facility. We believe that cash and cash equivalents at September 30, 2010 of $537.1 million, cash generated from our operations and the availability of new debt and equity financing, if any, will be adequate to meet our liquidity needs during fiscal 2011.

In addition to our continued focus on generation and preservation of cash, we are also focused on increasing our stockholders’ equity and reducing our leverage. In fiscal 2010, we raised $166.7 million of common equity capital, $128.2 million of equity linked capital (Mandatory Convertible Subordinated Notes and Tangible Equity Units) and $300 million Senior Notes while repaying $585.4 million of our Senior Notes. In addition, we restructured $75 million of our subordinated indebtedness due 2036. In addition, we received federal income tax refunds totaling $133 million.

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

Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during fiscal 2010, 2009 or 2008. Any future stock repurchases as allowed by our debt covenants must be approved by the Company’s Board of Directors or its Finance Committee.

On November 2, 2007, our Board of Directors suspended payment of quarterly dividends. The Board concluded that suspending dividends, which will allow us to conserve approximately $16 million of cash annually, was a prudent effort in light of the continued deterioration of the housing market. In addition, the indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At September 30, 2010, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid in fiscal 2010, 2009 or 2008.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments.  At September 30, 2010, we controlled 28,996 lots (a 6-year supply based on fiscal 2010 closings). We owned 80%, or 23,176 lots, and 5,820 lots, 20%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $38.7 million at September 30, 2010. This amount includes non-refundable letters of credit of approximately $3.7 million. The total remaining purchase price, net of cash deposits, committed under all options was $221.3 million as of September 30, 2010. When market conditions improve, we may expand our use of option agreements to supplement our owned inventory supply.

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

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our consolidated balance sheets include investments in joint ventures totaling $8.7 million and $30.1 million at September 30, 2010 and 2009, respectively.

Our joint ventures typically obtain secured acquisition and development financing. At September 30, 2010, our unconsolidated joint ventures had borrowings outstanding totaling $394.3 million, of which $327.9 million related to one joint venture in which we are a 2.58% partner. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated joint ventures. At September 30, 2010, we had repayment guarantees of $15.8 million. One of our unconsolidated joint ventures, in which we have a 2.58% interest, is in default under its debt agreement at September 30, 2010. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. See Note 3 to the Consolidated Financial Statements.

The following summarizes our aggregate contractual commitments at September 30, 2010 (in thousands):

	Payments Due by Period
		Less than 1			More than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years

Senior Notes, Senior Secured Notes & other notes payable	$1,230,968	$9,307	$15,204	$374,575	$831,882
Interest commitments under Senior Notes, Senior Secured Notes & other notes payable(1)	787,310	104,400	197,660	181,540	303,710
Obligations related to lots under option	221,341	77,189	88,385	29,614	26,153
Operating leases	24,683	7,534	11,792	4,104	1,253
Uncertain tax positions(2)	—	—	—	—	—

Total	$2,264,302	$198,430	$313,041	$589,833	$1,162,998

(1)	Interest on variable rate obligations is based on rates effective as of September 30, 2010.

(2)	Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits related to uncertain tax positions. See Note 9 to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of September 30, 2010.

We had outstanding performance bonds of approximately $184.7 million, at September 30, 2010 related principally to our obligations to local governments to construct roads and other improvements in various developments.

Recently Adopted Accounting Pronouncements.  In September 2006, the FASB issued SFAS 157, Fair Value Measurements (ASC 820). SFAS 157 (ASC 820) provides guidance for using fair value to measure assets and liabilities. SFAS 157 (ASC 820) applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 (ASC 820) includes provisions that require expanded disclosure of the effect on earnings for items measured using unobservable data. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 (ASC 820), delaying the effective date of certain non-financial assets and liabilities to fiscal periods beginning after November 15, 2008. The company adopted SFAS 157 (ASC 820) on October 1, 2009 as discussed in Note 8.

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

Recent Accounting Pronouncements Not Yet Adopted.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810), which revises the approach to determining the primary beneficiary of a variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS 167 (ASC 810) also requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. SFAS 167 (ASC 810) is effective for the Company’s fiscal year beginning October 1, 2010. The adoption of this standard is expect to result in the deconsolidation of certain VIEs and is not expected to have a material impact on our consolidated financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of September 30, 2010, we had no variable rate debt outstanding. The estimated fair value of our fixed rate debt at September 30, 2010 was $1.2 billion, compared to a carrying value of $1.2 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.21 billion to $1.26 billion at September 30, 2010.

Item 8.	Financial Statements and Supplementary Data

Beazer Homes USA, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended September 30,
	2010	2009	2008
	(In thousands, except share and per share amounts)

Total revenue	$1,009,841	$971,703	$1,736,727
Home construction and land sales expenses	874,197	860,733	1,580,768
Inventory impairments and option contract abandonments	50,036	95,216	403,402

Gross profit (loss)	85,608	15,754	(247,443)
Selling, general and administrative expenses	186,556	222,691	298,274
Depreciation and amortization	12,874	18,392	23,802
Goodwill impairment	—	16,143	48,105

Operating loss	(113,822)	(241,472)	(617,624)
Equity in loss of unconsolidated joint ventures	(8,807)	(12,112)	(57,819)
Gain on extinguishment of debt	43,901	144,503	—
Other expense, net	(69,543)	(74,791)	(35,405)

Loss from continuing operations before income taxes	(148,271)	(183,872)	(710,848)
(Benefit from) provision for income taxes	(118,355)	(8,350)	68,951

Loss from continuing operations	(29,916)	(175,522)	(779,799)
Loss from discontinued operations, net of tax	(4,133)	(13,861)	(172,113)

Net loss	$(34,049)	$(189,383)	$(951,912)

Weighted average number of shares:
Basic and diluted	59,801	38,688	38,549
Basic and diluted loss per share:
Continuing operations	$(0.50)	$(4.54)	$(20.23)
Discontinued operations	$(0.07)	$(0.36)	$(4.46)
Total	$(0.57)	$(4.90)	$(24.69)
Cash dividends per share	$—	$—	$—

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
	2010	2009
	(In thousands, except share and per share amounts)

ASSETS
Cash and cash equivalents	$537,121	$507,339
Restricted cash	39,200	49,461
Accounts receivable (net of allowance of $3,567 and $7,545, respectively)	32,647	28,405
Income tax receivable	7,684	9,922
Inventory
Owned inventory	1,153,703	1,265,441
Consolidated inventory not owned	49,958	53,015

Total inventory	1,203,661	1,318,456
Investments in unconsolidated joint ventures	8,721	30,124
Deferred tax assets, net	7,779	7,520
Property, plant and equipment, net	23,995	25,939
Other assets	42,094	52,244

Total assets	$1,902,902	$2,029,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$53,418	$70,285
Other liabilities	210,170	227,315
Obligations related to consolidated inventory not owned	30,666	26,356
Total debt (net of discounts of $23,617 and $27,257, respectively)	1,211,547	1,508,899

Total liabilities	1,505,801	1,832,855

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 180,000,000 shares authorized, 75,669,381 and 43,150,472 issued and 75,669,381 and 39,793,316 outstanding, respectively)	76	43
Paid-in capital	618,612	568,019
Accumulated deficit	(221,587)	(187,538)
Treasury stock, at cost (0 and 3,357,156 shares, respectively)	—	(183,969)

Total stockholders’ equity	397,101	196,555

Total liabilities and stockholders’ equity	$1,902,902	$2,029,410

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.

Consolidated Statement of Stockholders’ Equity

	Preferred	Common	Paid in	Accumulated	Treasury
	Stock	Stock	Capital	Deficit	Stock	Total
	($ in thousands)

Balance, September 30, 2007	$—	$43	$543,705	$963,869	$(183,895)	$1,323,722
Net loss and comprehensive loss	—	—	—	(951,912)	—	(951,912)
Amortization of nonvested stock awards	—	—	6,160	—	—	6,160
Amortization of stock option awards	—	—	6,404	—	—	6,404
Tax benefit from stock transactions	—	—	(1,158)	—	—	(1,158)
Issuance of bonus stock (43,075 shares)	—	—	1,799	—	—	1,799
Adoption of FIN 48	—	—	—	(10,112)	—	(10,112)
Common stock redeemed (7,255 shares)	—	—	—	—	(52)	(52)

Balance, September 30, 2008	—	43	556,910	1,845	(183,947)	374,851
Net loss and comprehensive loss	—	—	—	(189,383)	—	(189,383)
Amortization of nonvested stock awards	—	—	6,562	—	—	6,562
Amortization of stock option awards	—	—	5,277	—	—	5,277
Tax benefit from stock transactions	—	—	(2,273)	—	—	(2,273)
Issuance of bonus stock (27,708 shares)	—	—	1,543	—	—	1,543
Issuance of restricted stock (544,143 shares)	—	—	—	—	—	—
Common stock redeemed (14,393 shares)	—	—	—	—	(22)	(22)

Balance, September 30, 2009	—	43	568,019	(187,538)	(183,969)	196,555
Net loss and comprehensive loss	—	—	—	(34,049)	—	(34,049)
Amortization of nonvested stock awards	—	—	5,552	—	—	5,552
Amortization of stock option awards	—	—	5,817	—	—	5,817
Tax benefit from stock transactions	—	—	(3,099)	—	—	(3,099)
Issuance of bonus stock (67,358 shares)	—	—	2,337	—	—	2,337
Issuance of restricted stock (1,006,145 shares)	—	1	(1)	—	—	—
Issuance of prepaid stock purchase contracts	—	—	57,429	—	—	57,429
Common stock issued (34,925,000 shares)	—	35	166,683	—	—	166,718
Common stock redeemed (32,944 shares)	—	—	(25)	—	(134)	(159)
Treasury stock utilized (3,384,466 shares)	—	(3)	(184,100)	—	184,103	—

Balance, September 30, 2010	$—	$76	$618,612	$(221,587)	$—	$397,101

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net loss	$(34,049)	$(189,383)	$(951,912)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,405	18,884	27,709
Stock-based compensation expense	11,369	11,839	12,564
Inventory impairments and option contract abandonments	51,839	107,127	510,628
Goodwill impairment	—	16,143	52,470
Deferred income tax (benefit) provision	(259)	12,696	260,410
Provision for doubtful accounts	(3,978)	(1,370)	8,710
Excess tax benefit from equity-based compensation	3,099	2,273	1,158
Equity in loss of unconsolidated joint ventures	24,350	14,275	81,314
Cash distributions of income from unconsolidated joint ventures	208	2,991	2,439
Gain on extinguishment of debt	(44,602)	(148,077)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(264)	19,520	(7,820)
Decrease (increase) in income tax receivable	2,238	163,578	(109,519)
Decrease in inventory	82,504	208,371	572,746
Decrease in other assets	3,835	25,072	49,600
Decrease in trade accounts payable	(16,867)	(20,086)	(27,916)
Decrease in other liabilities	(22,530)	(150,260)	(161,113)
Other changes	(613)	232	(5,901)

Net cash provided by operating activities	69,685	93,825	315,567

Cash flows from investing activities:
Capital expenditures	(10,849)	(7,034)	(10,566)
Investments in unconsolidated joint ventures	(5,602)	(25,537)	(13,758)
Increases in restricted cash	(37,439)	(72,168)	(109,609)
Decreases in restricted cash	47,700	23,004	114,483
Distributions from unconsolidated joint ventures	—	2,054	1,050

Net cash used in investing activities	(6,190)	(79,681)	(18,400)

Cash flows from financing activities:
Repayment of debt	(619,806)	(305,399)	(143,625)
Proceeds from issuance of new debt	374,438	223,750	—
Debt issuance costs	(9,234)	(7,195)	(22,335)
Proceeds from issuance of common stock	166,718	—	—
Proceeds from issuance of TEU prepaid stock purchase contracts	57,429	—	—
Common stock redeemed	(159)	(22)	(52)
Excess tax benefit from equity-based compensation	(3,099)	(2,273)	(1,158)

Net cash used in financing activities	(33,713)	(91,139)	(167,170)

Increase (decrease) in cash and cash equivalents	29,782	(76,995)	129,997
Cash and cash equivalents at beginning of period	507,339	584,334	454,337

Cash and cash equivalents at end of period	$537,121	$507,339	$584,334

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Organization.  Beazer Homes USA, Inc. is one of the ten largest homebuilders in the United States, based on number of homes closed. We are a geographically diversified homebuilder with active operations in 15 states: Arizona, California, Delaware, Florida, Georgia, Indiana, Maryland, Nevada, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia. Through Beazer Mortgage Corporation, or Beazer Mortgage, we historically offered mortgage origination services to our homebuyers. Through January 31, 2008, Beazer Mortgage financed certain of our mortgage lending activities with borrowings under a warehouse line of credit or from general corporate funds prior to selling the loans and their servicing rights shortly after origination to third-party investors. In addition, through September 30, 2010, we offered title insurance services to our homebuyers in many of our markets. Effective February 1, 2008, we exited the mortgage origination business and effective September 30, 2010 we exited the title services business. Over the past few years, we have discontinued homebuilding operations in certain of our markets. Results from our mortgage origination business, title services business and exit markets are reported as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented (see Note 15 for further discussion of our Discontinued Operations). We evaluated events that occurred after the balance sheet date but before the financial statements were issued or are available to be issued for accounting treatment and disclosure in accordance with Accounting Standards Codification (ASC) No. 855, Subsequent Events.

Presentation.  The accompanying consolidated financial statements include the accounts of Beazer Homes USA, Inc. and our subsidiaries. Intercompany balances have been eliminated in consolidation. Certain items in prior period financial statements have been reclassified to conform to the current presentation.

Cash and Cash Equivalents and Restricted Cash.  We consider investments with maturities of three months or less when purchased to be cash equivalents. At September 30, 2010, the majority of our cash and cash equivalents were invested in high-quality money market mutual funds or on deposit with major banks, which were valued at par with no withdrawal restrictions. The underlying investments of these funds were predominately U.S. Government and U.S. Government Agency obligations. Restricted cash includes cash restricted by state law or a contractual requirement and, as of September 30, 2010 relates primarily to cash collateral for our outstanding letters of credit.

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

Property, Plant and Equipment.  Property, plant and equipment is recorded at cost. Depreciation is computed on a straight-line basis at rates based on estimated useful lives as follows:

Buildings	15 — 30 years
Computer and office equipment	3 — 10 years
Information systems	Lesser of estimated useful life of the asset or 5 years
Furniture and fixtures	3 — 7 years
Model and sales office improvements	Lesser of estimated useful life of the asset or estimated useful life of the community
Leasehold improvements	Lesser of the lease term or the estimated useful life of the asset

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

Asset Valuation — Land Held for Future Development.  For those communities for which construction and development activities are expected to occur in the future or have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. The future enactment of a development plan or the occurrence of events and circumstances may indicate that the carrying amount of an asset may not be recoverable. We evaluate the potential development plans of each community in land held for future development if changes in facts and circumstances occur which would give rise to a more detailed analysis for a change in the status of a community to active status or held for development.

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

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of assets acquired. We historically have tested goodwill for impairment annually as of April 30 or more frequently if an event occurred or circumstances indicated that the asset might be impaired. From late fiscal 2006 through the first half of fiscal 2009, the deterioration of the housing industry resulted in an oversupply of inventory, reduced levels of demand, increased cancellation rates, aggressive price competition and increased incentives for homes sales. Based on our impairment tests and consideration of the current and expected future market conditions, over this time we determined that all of our goodwill was impaired. We recorded a non-cash, pre-tax goodwill impairment of $16.1 million in fiscal 2009. In fiscal 2008, we had determined that the goodwill was impaired related to our Southern California, Arizona,

Colorado, New Jersey and Virginia reporting units and recorded non-cash, pre-tax goodwill impairment charges totaling $52.5 million, of which $4.4 million has been included in loss from discontinued operations, net of tax. The Company has no goodwill remaining as of September 30, 2010 or 2009.

Goodwill impairment charges are reported in Corporate and Unallocated and are not allocated to our homebuilding segments. Goodwill balances by reporting segment as of October 1, 2008 and 2009 were as follows.

		Fiscal 2009	September 30,
	October 1, 2008	Impairments	2009
	(In thousands)

West	$6,885	$(6,885)	$—
East	9,258	(9,258)	—

Total	$16,143	$(16,143)	$—

Other Assets.  Other assets principally include prepaid expenses, debt issuance costs and deferred compensation plan assets.

Income Taxes.  Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48) (ASC 740). Under ASC 740, the provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities result from deductible or taxable amounts in future years when such assets and liabilities are recovered or settled and are measured using the enacted tax rates and laws that are expected to be in effect when the assets and liabilities are recovered or settled. We include any estimated interest and penalties on tax related matters in income taxes payable. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition of measurement are recorded in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense.

Other Liabilities.  Other liabilities include the following:

	September 30, 2010	September 30, 2009
	(In thousands)

Income tax liabilities	$53,508	$50,850
Accrued warranty expenses	25,821	30,100
Accrued interest	35,477	32,533
Accrued and deferred compensation	31,474	29,379
Customer deposits	3,678	5,507
Other	60,212	78,946

Total	$210,170	$227,315

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

We recognized loan origination fees and expenses and gains and losses on mortgage loans when the related loans were sold to third-party investors. Beazer’s policy was to sell all mortgage loans it originates and these sales usually occurred within 15 to 30 days of the closing of the home sale. Effective February 1, 2008, Beazer exited the mortgage origination business. The results of Beazer Mortgage have been reported as discontinued operations for all periods presented (see Note 15, Discontinued Operations).

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

Advertising costs related to our continuing operations of $11.4 million, $11.8 million and $22.9 million for fiscal years 2010, 2009, and 2008, respectively, were expensed as incurred and are included in selling, general and administrative expenses. The decrease in advertising costs relates primarily to the reduced number of communities being marketed and our more efficient use of advertising dollars in connection with our cost control initiatives.

Earnings Per Share (EPS).  The computation of basic earnings per common share is determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS additionally gives effect (when dilutive) to stock options, other stock based awards and other potentially dilutive securities. In computed diluted loss per share for the fiscal years ended September 30, 2010, 2009 and 2008, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect.

Fair Value Measurements.  Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We review our long-lived assets, including inventory for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair value of certain of our financial instruments approximate their carrying amounts due to the short maturity of these assets and liabilities or the variable interest rates on such obligations. The fair value of our publicly held debt is generally estimated based on quoted bid prices for these instruments. Certain of our other financial instruments are estimated by discounting scheduled cash flows through maturity or using market rates currently being offered on loans with similar terms and credit quality. See Note 8 for additional discussion of our fair value measurements.

Stock-Based Compensation.  We use the Black-Scholes model to value stock-settled appreciation rights (SSARs) and stock option grants under SFAS 123R, Share-Based Payment (ASC 718), and applied the “modified prospective method” for existing grants which required us to value the grants made prior to our adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. We estimate forfeitures in calculating the expense related to stock-based compensation. In addition, we reflect the benefits of tax deductions in excess of recognized compensation cost as a financing cash inflow and an operating cash outflow. Nonvested stock granted to employees is valued based on the market price of the common stock on the date of the grant. Performance based, nonvested stock granted to employees is valued using the Monte Carlo valuation method. Cash-settled, stock-based awards granted to employees are initially valued based on the market price of the underlying common stock on the date of the grant and are adjusted to fair value until vested. Stock options issued to non-employees are valued using the Black-Scholes option pricing model. Nonvested stock granted to non-employees is initially valued based on the market price of the common stock on the date of the grant and is adjusted to fair value until vested.

Compensation cost arising from nonvested stock granted to employees, from cash-settled, stock-based employee awards and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period. Unearned compensation is included in paid in capital. As of September 30, 2010 and 2009, there was $10.0 million and $9.6 million, respectively, of total unrecognized compensation cost related to nonvested stock. The cost remaining at September 30, 2010 is expected to be recognized over a weighted average period of 2.4 years.

For the years ended September 30, 2010, 2009, and 2008, total non-cash stock-based compensation expense, included in SG&A expenses, was $11.4 million ($7.6 million net of tax), $11.8 million ($8.3 million net of tax) and $12.3 million ($8.7 million net of tax), respectively.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principals in the U.S (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements.  In September 2006, the FASB issued SFAS 157, Fair Value Measurements (ASC 820). SFAS 157 (ASC 820) provides guidance for using fair value to measure assets and liabilities. SFAS 157 (ASC 820) applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 (ASC 820) includes provisions that require expanded disclosure of the effect on earnings for items measured using unobservable data. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157 (ASC 820), delaying the effective date of certain non-financial assets and liabilities to fiscal periods beginning after November 15, 2008. The company adopted SFAS 157 (ASC 820) on October 1, 2009 as discussed in Note 8.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51 (ASC 810). SFAS 160 (ASC 810) requires that a noncontrolling interest (formerly a minority interest) in a subsidiary be classified as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be included in the consolidated financial statements. The adoption of SFAS 160 (ASC 810) did not have a material impact on our consolidated financial condition and results of operations as of September 30, 2010.

In June 2008, the FASB issued FSP EITF Issue No 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (ASC 260). FSP 03-6-1 (ASC 260) clarifies that non-vested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS 128, Earnings per Share (ASC 260) and requires that prior period EPS and share data be restated retrospectively for comparability. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities. FSP 03-6-1 (ASC 260) was effective for the Company beginning October 1, 2009. The adoption of this guidance did not have a material impact on the Company’s diluted earnings per share for any periods in the fiscal years ended September 30, 2010 and 2009.

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

Recent Accounting Pronouncements Not Yet Adopted.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810), which revises the approach to determining the primary beneficiary of a variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS 167 (ASC 810) also requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. SFAS 167 (ASC 810) is effective for the Company’s fiscal year beginning October 1, 2010. The Company expects the adoption of SFAS 167 (ASC 810) to result in the deconsolidation of certain VIEs and a reduction in the amount of consolidated inventory not owned reported in our consolidated financial statements and is not expected to have a material impact on our consolidated financial condition.

(2)	Supplemental Cash Flow Information

We had the following cash and non-cash activity (in thousands):

	2010	2009	2008

Supplemental disclosure of non-cash activity:
Increase (decrease) in obligations related to consolidated inventory not owned	$4,310	$(44,252)	$(107,323)
Non-cash land acquisitions	515	16,860	33,285
Issuance of stock under deferred bonus stock plans	2,337	1,543	1,799
Decrease in retained earnings from FIN 48 adoption	—	—	(10,112)
Supplemental disclosure of cash activity:
Interest payments	113,885	129,724	133,482
Income tax payments	655	9,692	2,879
Tax refunds received	135,803	172,465	59,242

(3)	Investments in Unconsolidated Joint Ventures

As of September 30, 2010, we participated in certain land development joint ventures in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated joint ventures, the total equity and outstanding borrowings of these joint ventures and our guarantees of these borrowings as of September 30, 2010 and September 30, 2009:

	2010	2009
	(In thousands)

Beazer’s investment in joint ventures	$8,721	$30,124
Total equity of joint ventures	94,392	328,875
Total outstanding borrowings of joint ventures	394,301	422,682
Beazer’s estimate of its maximum exposure to our loan-to-value maintenance guarantees	—	3,850
Beazer’s estimate of its maximum exposure to our repayment guarantees	15,789	15,789

The decrease in our investment in unconsolidated joint ventures from September 30, 2009 to September 30, 2010 relates primarily to impairments offset slightly by additional investments of $5.6 million. In addition, during fiscal 2010, together with our joint venture partners, we terminated our involvement in two joint ventures. For the fiscal years ended September 30, 2010, 2009 and 2008, our loss from joint venture activities, the impairments of our investments in certain of our unconsolidated joint ventures, and the overall equity in loss of unconsolidated joint ventures is as follows:

	2010	2009	2008
	(In thousands)

Continuing operations:
Income (loss) from joint venture activity	$10	$518	$(12,527)
Impairment of joint venture investment	(8,817)	(12,630)	(45,292)

Equity in loss of unconsolidated joint ventures	$(8,807)	$(12,112)	$(57,819)

Reported in loss from discontinued operations, net of tax
(Loss) income from joint venture activity	$(32)	$—	$4
Impairment of joint venture investment	(15,511)	(2,163)	(23,499)

Equity in loss of unconsolidated joint ventures — discontinued operations	$(15,543)	$(2,163)	$(23,495)

The aggregate debt of the unconsolidated joint ventures was $394.3 million and $422.7 million at September 30, 2010 and 2009, respectively. At September 30, 2010, total borrowings outstanding include $327.9 million related to one joint venture in which we are a 2.58% member. The $28.4 million reduction in total outstanding joint venture debt during fiscal 2010 resulted primarily from debt payments of $35.0 million in accordance with loan agreements and/or negotiated settlements offset by loan draws of $6.6 million to fund the development activities of certain joint ventures. In December 2009, together with our joint venture partner, we reached agreement with a lender to the joint venture to pay down the joint venture’s outstanding debt by $7.4 million. In connection with this loan repayment, which was funded by capital contributions from both joint venture partners, the lender released the obligations under the related loan-to-value maintenance guarantees.

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

One of our joint ventures is in default under its debt obligations. During fiscal 2008, the lender to the joint venture, in which we have a 2.58% investment, notified the joint venture members that it believes the joint venture is in default of certain joint venture loan agreements as a result of certain of the Company’s joint venture members not complying with all aspects of the joint ventures’ loan agreements. The joint venture members are currently in discussions with the lender. In December 2008, the lender filed individual lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. The Company’s share of the outstanding debt is approximately $15.1 million at September 30, 2010. Under the terms of the agreement, our repayment guarantee is estimated at $15.1 million, which is only triggered in the event of bankruptcy of the joint venture. Due to discussions with our other joint venture members, and based on our revised estimates regarding the realizability of our investment, we impaired our equity interest of $8.8 million in this joint venture during fiscal 2010. In addition, one member of the joint venture filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members failed to perform under the applicable membership agreements. The arbitration proceeding in this matter was held in February 2010 and the arbitration panel issued its decision on July 6, 2010. Under the decision, the panel denied the plaintiff’s specific performance claims and awarded damages in the amount well below the amount claimed. The Company does not believe that its proportional share of the award is considered material to our consolidated financial position or results of operations. The Company has recorded an accrual for such matter (see Note 13 for additional information). In addition, certain of the joint venture members have curtailed their funding of their allocable joint venture obligations. Given the inherent uncertainties involved in the ongoing negotiations among the joint venture members, as of September 30, 2010, no accrual has been recorded with respect to the unfunded amounts, as obligations to Beazer, if any, related to these matters were not both probable and reasonably estimable.

Our joint ventures typically obtain secured acquisition, development and construction financing. Generally Beazer and our joint venture partners provide varying levels of guarantees of debt and other obligations for our unconsolidated joint ventures. At September 30, 2010, these guarantees included, for certain joint ventures, construction completion guarantees, loan-to-value maintenance agreements, repayment guarantees and environmental indemnities.

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

Construction Completion Guarantees

We and our joint venture partners may be obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development. Provided the joint venture and the partners are not in default under any loan provisions, the project lenders typically are obligated to fund these improvements through any financing commitments available under the applicable loans. A majority of these construction completion guarantees are joint and several with our partners. In those cases, we generally have a reimbursement arrangement with our partner which provides that neither party is responsible for more than its proportionate share of the guarantee. However, if our joint venture partner does not have adequate financial resources to meet its obligations under such reimbursement arrangement, we may be liable for more than our proportionate share, up to our maximum exposure, which is the full amount covered by the relevant joint and several guarantee. The guarantees cover a specific scope of work, which may range from an individual development phase to the completion of the entire project. As of September 30, 2010, we have a completion guarantee related to one joint venture loan which also has a repayment guarantee associated with it. No accrual has been recorded, as losses, if any, related to construction completion guarantees are not both probable and reasonably estimable.

Loan-to-Value Maintenance Agreements

We and our joint venture partners may provide credit enhancements to acquisition, development and construction borrowings in the form of loan-to-value maintenance agreements, which can limit the amount of additional funding provided by the lenders or require repayment of the borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the borrowings. The agreements generally require periodic reappraisals of the underlying property value. To the extent that the underlying property gets reappraised, the amount of the exposure under the loan-to value-maintenance (LTV) guarantee would be adjusted accordingly and any such change could be significant. In certain cases, we may be required to make a re-balancing payment following a reappraisal in order to reduce the applicable loan-to-value ratio to the required level. As of September 30, 2010, we do not have any obligations related to LTV guarantees. Our estimate of the Company’s portion of LTV guarantees of the unconsolidated joint ventures was $3.9 million at September 30, 2009. During fiscal 2010, the Company and its joint venture partner reached an agreement with the lender of a joint venture to release the LTV guarantee and extend the related loan maturity up to two years in exchange for a loan repayment of $7.4 million. The Company invested an additional $3.9 million in the joint venture to facilitate this repayment during fiscal 2010.

Repayment Guarantees

We and our joint venture partners have repayment guarantees related to certain joint ventures’ borrowings. These repayment guarantees require the repayment of all or a portion of the debt of the unconsolidated joint venture only in the event the joint venture defaults on its obligations under the borrowing or in some cases only in the event the joint venture files for bankruptcy. Our estimate of Beazer’s maximum exposure to our repayment guarantees related to the outstanding debt of its unconsolidated joint ventures was $15.8 million at both September 30, 2010 and 2009.

Environmental Indemnities

Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the fiscal years ended September 30, 2010 and 2009, we were not required to make any payments related to environmental indemnities. No accrual has been recorded, as losses, if any, related to environmental indemnities are not both probable and reasonably estimable

(4)	Inventory

	September 30, 2010	September 30, 2009
	(In thousands)

Homes under construction	$210,104	$219,724
Development projects in progress	444,062	487,457
Land held for future development	382,889	417,834
Land held for sale	36,259	42,470
Capitalized interest	36,884	38,338
Model homes	43,505	59,618

Total owned inventory	$1,153,703	$1,265,441

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 423 ($71.5 million) and 270 ($46.3 million) completed homes that were not subject to a sales contract at September 30, 2010 and 2009, respectively (“spec homes”). The increase in spec homes at September 30, 2010 was primarily due to homes started in anticipation of increased demand related to the expiration of the federal and state tax rebates in June 2010 that remained unsold at fiscal year end. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. During the fiscal year 2010, we reclassified $33.5 million of land held for future development to development projects in progress. Since 2008, the Company has made strategic decisions to re-allocate capital employed through sales of select properties and through the exiting of certain markets no longer viewed as strategic and has recorded such land as held for sale. Land held for sale as of September 30, 2010 and 2009 principally included land held for sale in the markets we have decided to exit including Colorado, New Mexico, Jacksonville, Florida and Charlotte, North Carolina.

Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	September 30, 2010				September 30, 2009
		Held for	Land	Total		Held for	Land Held	Total
	Projects in	Future	Held	Owned	Projects in	Future	for	Owned
	Progress	Development	for Sale	Inventory	Progress	Development	Sale	Inventory

West Segment	$281,912	$311,472	$5,273	$598,657	$276,348	$345,050	$8,171	$629,569
East Segment	269,210	47,381	1,376	317,967	318,888	48,748	2,927	370,563
Southeast Segment	121,509	24,036	—	145,545	136,015	24,036	—	160,051
Unallocated	53,157	—	—	53,157	56,992	—	—	56,992
Discontinued Operations	8,767	—	29,610	38,377	16,894	—	31,372	48,266

Total	$734,555	$382,889	$36,259	$1,153,703	$805,137	$417,834	$42,470	$1,265,441

Inventory located in California, the state with our largest concentration of inventory, was $345.7 million and $358.7 million at September 30, 2010 and 2009, respectively.

Inventory Impairments.  The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the fiscal years ended September 30, 2010, 2009 and 2008 (in thousands) :

	Fiscal Year Ended September 30,
	2010	2009	2008

Development projects and homes in process (Held for Development)
West	$18,056	$42,704	$145,710
East	18,703	6,383	70,152
Southeast	7,973	24,536	53,103
Unallocated	3,404	5,116	21,769

Subtotal	$48,136	$78,739	$290,734

Land Held for Sale
West	$1,061	$9,357	$8,505
East	—	1,071	16,883
Southeast	—	2,094	35,793

Subtotal	$1,061	$12,522	$61,181

Lot Option Abandonments
West	$783	$99	$14,893
East	35	2,884	9,850
Southeast	21	972	26,744

Subtotal	$839	$3,955	$51,487

Continuing Operations	$50,036	$95,216	$403,402

Discontinued Operations
Held for Development	$781	$1,477	$21,888
Land Held for Sale	1,003	9,370	55,593
Lot Option Abandonments	19	1,064	29,745

Subtotal	$1,803	$11,911	$107,226

Total Company	$51,839	$107,127	$510,628

The inventory held for development that was impaired during fiscal 2010, 2009 and 2008 was based on our estimated discounted cash flow impairment calculations. The fair value below represents the fair value immediately after a community’s impairment, or the last impairment taken for communities impaired multiple times ($ in millions).

	2010	2009	2008

Discount Rate — low	14%	17%	16%
Discount Rate — high	20%	22%	23%
Continuing operations
Communities impaired	26	34	103
Lots impaired	1,855	3,361	8,838
Estimated fair value	$68.3	$103.7	$363.7
Discontinued operations
Communities impaired	3	1	37
Lots impaired	40	121	641
Estimated fair value	$4.5	$2.4	$47.9

During fiscal 2009 and 2010, for certain communities we determined it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates led to additional impairments in certain communities during the fiscal year. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material. The impairments recorded on our held for development inventory for the fiscal years ended September 30, 2010, 2009 and 2008, primarily resulted from the continued decline in the homebuilding environment across our submarkets.

The impairments on land held for sale above represent further write downs of these properties to net realizable value, less estimated costs to sell and are as a result of challenging market conditions and our review of recent comparable transactions.

Lot Option Agreements and Abandonments.  We also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $38.7 million at September 30, 2010. This amount includes non-refundable letters of credit of approximately $3.7 million. The total remaining purchase price, net of cash deposits, committed under all options was $221.3 million as of September 30, 2010.

We have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded lot option abandonment charges during the fiscal years ended September 30, 2010, 2009 and 2008 as indicated in the table above. The abandonment charges relate to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan and related to our prior year decision to exit certain markets.

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

We have determined that we are the primary beneficiary of certain of these option contracts. Our risk is generally limited to the option deposits that we pay, and creditors of the sellers generally have no recourse to the general credit of the Company. Although we do not have legal title to the optioned land, for those option contracts for which we are the primary beneficiary, we are required to consolidate the land under option at fair value. We believe that the exercise prices of our option contracts approximate their fair value. Our consolidated balance sheets at September 30, 2010 and 2009 reflect consolidated inventory not owned of $50.0 million and $53.0 million, respectively. Obligations related to consolidated inventory not owned totaled $30.7 million at September 30, 2010 and $26.4 million at September 30, 2009. The difference between the balances of consolidated inventory not owned and obligations related to consolidated inventory not owned represents cash deposits paid under the option agreements. Effective October 1, 2010, the Company will adopt the provisions of ASC 810. The adoption of this standard is expected to result in the deconsolidation of certain VIEs and is not expected to have a material impact on our consolidated financial condition.

(5)	Interest

Our ability to capitalize all interest incurred during fiscal 2010, 2009 and 2008 has been limited by the reduction in our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Fiscal Year Ended September 30,
	2010	2009	2008

Capitalized interest in inventory, beginning of year	$38,338	$45,977	$87,560
Interest incurred	127,316	133,481	139,659
Capitalized interest impaired	(2,313)	(3,376)	(13,795)
Interest expense not qualified for capitalization and included as other expense	(74,214)	(83,030)	(55,185)
Capitalized interest amortized to house construction and land sales expenses	(52,243)	(54,714)	(112,262)

Capitalized interest in inventory, end of year	$36,884	$38,338	$45,977

(6)	Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	September 30,
	2010	2009

Building	$2,378	$2,378
Model and sales office improvements	43,147	57,010
Leasehold improvements	6,875	8,298
Computer and office equipment	13,306	18,709
Information systems	20,078	25,148
Furniture and fixtures	7,069	8,168

	92,853	119,711
Less: Accumulated depreciation	(68,858)	(93,772)

	$23,995	$25,939

(7)	Borrowings

At September 30, 2010 and 2009 we had the following long-term debt (in thousands):

	Maturity Date	September 30, 2010	September 30, 2009

Secured Revolving Credit Facility	August 2011	$—	$—
8 5/8% Senior Notes	May 2011	—	127,254
8 3/8% Senior Notes	April 2012	—	303,599
6 1/2% Senior Notes	November 2013	164,473	164,473
6 7/8% Senior Notes	July 2015	209,454	209,454
8 1/8% Senior Notes	June 2016	180,879	180,879
12% Senior Secured Notes	October 2017	250,000	250,000
9 1/8% Senior Notes	June 2018	300,000	—
TEU Senior Amortizing Notes	August 2013	14,594	—
4 5/8% Convertible Senior Notes	June 2024	—	154,500
Unamortized debt discounts		(23,617)	(27,257)

Total Senior Notes, net		1,095,783	1,362,902

Mandatory Convertible Subordinated Notes	January 2013	57,500	—
Junior subordinated notes	July 2036	47,470	103,093
Other secured notes payable	Various Dates	10,794	12,543
Model home financing obligations	Various Dates	—	30,361

Total debt, net		$1,211,547	$1,508,899

As of September 30, 2010, future maturities of our borrowings, excluding our Mandatory Convertible Subordinated Notes which are convertible to common stock upon maturity, are as follows (in thousands):

Year Ending September 30,

2011	$9,307
2012	8,347
2013	6,857
2014	164,797
2015	209,778
Thereafter	831,882

Total	$1,230,968

Secured Revolving Credit Facility — On August 5, 2009, we entered into an amendment to our Secured Revolving Credit Facility that reduced the size of the facility to $22 million. The Secured Revolving Credit Facility is provided by one lender. The Secured Revolving Credit Facility provides for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of September 30, 2010, we have elected to cash collateralize all letters of credit; however, we have pledged approximately $925 million of inventory assets to our Senior Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of September 30, 2010 or 2009.

We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our Senior Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $82.7 million. As of September 30, 2010 and 2009, we have secured letters of credit using cash collateral in restricted accounts totaling $38.8 million and $48.3 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.

Senior Notes —  The majority of our Senior Notes are unsecured or secured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Secured Revolving Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2010, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, each indenture requires us to offer to purchase 10% of each series of Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $82.5 million of notes, based on the original amounts of the applicable notes; however, this amount may be reduced by certain Senior Note repurchases (potentially at less than par) made after the triggering date. As of September 30, 2010, our consolidated tangible net worth was $349.4 million.

On January 8, 2010, we redeemed our 8 5/8% Senior Notes due 2011 at par totaling $127.3 million. This redemption resulted in a loss on debt extinguishment of $0.9 million due primarily to the acceleration of debt discount and issuance costs. In May 2010, we redeemed our 8 3/8% Senior Notes due 2012 at par for a total of $303.6 million. This redemption resulted in a loss on debt extinguishment of $2.9 million, which includes the acceleration of debt issuance cost amortization. In addition, during the fiscal year ended September 30, 2010, we redeemed for cash all of the outstanding Convertible Senior Notes for a total of $155.5 million. The redemption resulted in a loss on debt extinguishment of $6.2 million, which includes the acceleration of debt issuance cost amortization.

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

Also in May 2010, we issued 3 million 7.25% tangible equity units which were comprised of prepaid stock purchase contracts (see Note 11) and senior amortizing notes. The amortizing notes had an aggregate initial principal amount of $15,738,000 as determined under the relative fair value method. These notes will pay quarterly installments of principal and interest aggregating approximately $1.4 million per quarter, beginning August 15, 2010 through August 15, 2013, and in the aggregate, these installments will be equivalent to a 7.25% cash payment per year with respect to each $25 stated amount of the TEUs. The amortizing notes will be unsecured senior obligations and will rank equally with all of our other unsecured indebtedness. If we elect to settle the prepaid stock purchase contracts early, we may be required to repurchase certain amortizing notes, plus accrued and unpaid interest as provided for in the TEU agreement.

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

As of September 30, 2010, we were in compliance with all covenants under our Senior Notes.

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

The aforementioned exchange has been accounted for as an extinguishment of debt as there has been a significant modification of cash flows and, as such, the New Junior Notes were recorded at their estimated fair value at the exchange date. Over the remaining life of the New Junior Notes, we will increase their carrying value until this carrying value equals the face value of the notes. During the fiscal year ended September 30, 2010, we recorded a pre-tax gain on extinguishment of $53.6 million in connection with this exchange. As of September 30, 2010, unamortized accretion was $53.3 million and will be amortized over the remaining life of the notes.

Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of September 30, 2010 and 2009, we had outstanding notes payable of $10.8 million and $12.5 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2013 and had fixed rates ranging from 7.3% to 9.0% at September 30, 2010. These notes are secured by the real estate to which they relate. During fiscal 2009, we negotiated a reduced payoff of two of our secured notes payable totaling $39.2 million and recorded gains on debt extinguishment totaling $20.1 million which is included in gain on extinguishment of debt in the accompanying Consolidated Statements of Operations for the fiscal year ended September 30, 2009.

The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

Model Home Financing Obligations —  Due to a continuing interest in certain model home sale-leaseback transactions, we had recorded $30.4 million of debt as of September 30, 2009 related to these “financing” transactions in accordance with SFAS 98 (As amended), Accounting for Leases (ASC 840). These model home transactions incurred interest at a variable rate of one-month LIBOR plus 450 basis points, 4.8% as of September 30, 2009. The model homes financed in these transactions were recorded as inventory until such homes were sold to the ultimate homebuyer and the related financing obligation was repaid. At such time, we recognized revenue and related costs, and the inventory associated with the model homes and the model home financing obligations was reduced. As of September 30, 2010, there were no remaining model home financing obligations. The sale transaction above is reflected as cash provided by operating activities and the reduction in the model home financing obligation is presented as cash used in financing activities in the accompanying Consolidated Statements of Cash Flows.

(8)	Fair Value Measurements

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

As of September 30, 2010, we had no assets or liabilities in our Consolidated Balance Sheets that were required to be measured at fair value on a recurring basis. Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. ASC 820 establishes a fair value hierarchy as follows: Level 1 — Quoted prices in active markets for identical assets or liabilities; Level 2 — Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 — Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability. The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during fiscal year 2010 (in thousands):

	Level 1	Level 2	Level 3	Total

Development projects in progress	$—	$—	$72,806	$72,806
Land held for sale	—	—	2,419	2,419

As previously disclosed, we review our long-lived assets, including inventory for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets and represents the fair value immediately after impairment, or the last impairment taken for communities impaired multiple times. During the fiscal year ended September 30, 2010, we recorded total inventory impairments of $48.9 million for development projects in progress and total inventory impairments for land held for sale of $2.1 million. See Notes 1 and 4 for additional information related to the fair value accounting for the assets listed above.

The fair values of our investments in unconsolidated joint ventures are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. During the fiscal year ended September 30, 2010, we recorded the writedown of our investment in certain of our unconsolidated joint ventures to a fair value of $0, resulting in impairments of $24.3 million, $15.5 million of which is included in loss from discontinued operations, net of tax in the accompanying Consolidated Statement of Operations (see Note 3 for additional information related to the fair value accounting for our unconsolidated joint ventures).

Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter.

The fair value of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities and other secured notes payable approximate their carrying amounts due to the short maturity of these assets and liabilities. Obligations related to consolidated inventory not owned are recorded at estimated fair value. The fair value of our model home financing obligations approximate their carrying amounts due to the variable interest rates associated with those obligations. The carrying values and estimated fair values of other financial assets and liabilities were as follows (in thousands):

	As of September 30, 2010		As of September 30, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Senior Notes	$1,095,783	$1,093,855	$1,362,902	$1,200,612
Mandatory Convertible Subordinated Notes	57,500	61,525	—	—
Junior Subordinated Notes	47,470	47,470	103,093	52,377

	$1,200,753	$1,202,850	$1,465,995	$1,252,989

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

(9)	Income Taxes

The (benefit) provision for income taxes from continuing operations consists of (in thousands):

	Fiscal Year Ended September 30,
	2010	2009	2008

Current federal	$(4,528)	$(13,024)	$(139,877)
Current state	65	(162)	(3,005)
Deferred federal	(114,151)	1,459	204,601
Deferred state	259	3,197	7,232

Total	$(118,355)	$(8,530)	$68,951

The (benefit) provision for income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows (in thousands):

	Fiscal Year Ended September 30,
	2010	2009	2008

Income tax computed at statutory rate	$(51,895)	$(64,355)	$(248,797)
State income taxes, net of federal benefit	(5,756)	(2,936)	6,542
Penalties	—	5,146	—
Impairment of non-deductible goodwill	—	5,157	16,446
Valuation allowance	(63,912)	45,128	298,080
Other, net	3,208	3,330	(3,320)

Total	$(118,355)	$(8,530)	$68,951

Deferred tax assets and liabilities are composed of the following (in thousands):

	September 30,
	2010	2009

Deferred tax assets:
Warranty and other reserves	$15,316	$22,407
Incentive compensation	19,170	15,660
Property, equipment and other assets	2,137	4,803
Federal and state tax carryforwards	206,119	186,088
Inventory adjustments	183,235	191,119
FIN 48	39,279	39,083
Deferred revenue	—	132
Other	3,578	1,567

Total deferred tax assets	468,834	460,859

Deferred tax liabilties:
Deferred revenues	(57,247)	—

Total deferred tax liabilities	(57,247)	—

Net deferred tax assets before valuation allowance	411,587	460,859
Valuation allowance	(403,808)	(453,339)

Net deferred tax assets	$7,779	$7,520

Our fiscal 2010 tax benefit from continuing operations of $118.4 million and $14.8 million from discontinued operations primarily resulted from The Worker, Homeownership and Business Act of 2009 which allowed us to carry back a portion of our fiscal 2009 federal tax loss. This carry back claim allowed us to claim a refund of taxes paid in prior years and to monetize a deferred tax asset that had previously had a valuation allowance recorded against it. The difference between the carry back claim and our tax benefit results from changes to our estimates of future sources of taxable income and unrecognized tax benefits. Likewise, the principal difference between our effective rate and the U.S. federal statutory rate relates to the carry back of our federal tax losses and valuation allowance.

Our income tax receivable was $7.7 million and $9.9 million as of September 30, 2010 and 2009, respectively. This receivable relates primarily to the carry back of losses incurred in fiscal 2008 to open tax years in which we previously paid significant income taxes. During fiscal 2010 and 2009, we received $135.8 million and $172.5 million of federal and state income tax refunds related to prior tax years in which we previously paid taxes.

At September 30, 2010, we had deferred tax assets totaling $132.0 million for federal net operating loss carryforwards, with losses expiring between 2028 and 2030. We also had deferred tax assets totaling $64.3 million for state net operating loss carryforwards, with losses expiring through 2030.

Deferred tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. In accordance with ASC 740, we evaluate our deferred tax assets, including net operating losses, to determine if a valuation allowance is required. ASC 740-10 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. ASC 740-10 provides that a cumulative loss in recent years is significant evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during fiscal 2008, we determined that we did not meet the more likely than not standard that substantially all of our deferred tax assets would be realized and, therefore, we established a valuation allowance for substantially all of our deferred tax assets.

Given the prolonged economic downturn affecting the homebuilding industry and the continued uncertainty regarding the recoverability of the remaining deferred tax assets, we continue to believe that a valuation allowance is needed for substantially all of our deferred tax assets. In future periods, the allowance could be modified based on sufficient evidence indicating that more likely than not a portion of our deferred tax assets will be realized. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.

Further, we experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code (Section 382) as of January 12, 2010. Section 382 contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards (NOLs) and certain built-in losses or deductions recognized during the five-year period after the ownership change to offset future taxable income. Therefore, our ability to utilize our pre-ownership change net operating loss carryforwards and recognize certain built-in losses or deductions is limited by Section 382 to an estimated maximum amount of approximately $11.4 million ($4 million tax-effected) annually. Certain deferred tax assets are not subject to any limitation imposed by Section 382.

Due to the Section 382 limitation and the maximum carryforward period of our NOLs, we are unable to fully recognize certain deferred tax assets. Accordingly, during fiscal 2010, we reduced our gross deferred tax assets and corresponding valuation allowance by $5.9 million. As of June 30, 2010, we had disclosed that up to $174.3 million of gross deferred tax assets related to accrued losses on our inventory may have been unavailable due to the limitation imposed by Section 382. Based on certain economic results during fiscal 2010, we have revised our previous estimate and, after adjusting for certain state NOLs and other deferred tax assets which may not be recoverable, we now estimate that up to $183.2 million of gross deferred tax assets may be unavailable due to the limitation imposed by Section 382. However, based on our annual assessment, our current realization projections for our built in losses support that only $61.2 million of our deferred tax asset is likely to be unavailable under Section 382. As future economic conditions unfold, we will be able to confirm that certain deferred tax assets will not provide any future tax benefit. At such time, we will accordingly remove any deferred tax asset and corresponding valuation allowance.

Considering the limitation imposed by Section 382, the table below depicts the classifications of our deferred tax assets:

September 30,
2010
(In thousands)

Deferred tax assets:
Subject to annual limitation	$79,492
Generally not subject to annual limitation	206,134
Certain components likely to be subject to annual limitation	183,208

Total deferred tax assets	468,834

Deferred tax liabilities	(57,247)

Net deferred tax assets before valuation allowance	411,587
Valuation allowance	(403,808)

Net deferred tax assets	$7,779

Therefore, based on the classification of which deferred tax assets are likely to be impacted by our annual limitation, as of September 30, 2010, we had deferred tax assets, net of $57.2 million of deferred tax liabilities, of $411.6 million. While the actual realization of the deferred tax assets is difficult to predict and is dependent on future events, as evidenced by our current valuation allowance, we currently anticipate that between $228 million and $350 million of these deferred tax assets may be available even after consideration of the Section 382 imposed limitation. Further, we expect to continue to add to our gross deferred tax assets for anticipated NOLs that will not be limited by Section 382.

As of September 30, 2010, we had $47.3 million of gross unrecognized tax benefits, of which $4.4 million, if recognized, would affect our effective tax rate. As of September 30, 2009, we had $41.8 million of gross unrecognized tax benefits, of which $5.3 million would affect the effective rate if recognized. Additionally, we had $6.0 million and $8.0 million of accrued interest and penalties at September 30, 2010 and 2009, respectively. In fiscal years 2010 and 2009, our income tax benefit included tax related interest. Such amounts totaled $1.9 million in fiscal 2010 and $4.8 million in fiscal 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits at the beginning and end of fiscal 2010, fiscal 2009 and fiscal 2008 is as follows (in thousands):

	Fiscal Year Ended September 30,
	2010	2009	2008

Balance at beginning of year	$41,848	$57,916	$72,500
Reductions in tax positions related to current year	(3,435)	(3,527)	891
Additions for tax positions related to prior years	11,533	211	12,232
Reductions for tax positions of prior years	(289)	(219)	(22,440)
Settlements with taxing authorities	(319)	(8,572)	(3,767)
Lapse of statute of limitations	(2,067)	(3,961)	(1,500)

Balance at end of year	$47,271	$41,848	$57,916

In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. The IRS is currently conducting a routine examination of our federal income tax returns for fiscal year 2007 through 2009, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable and therefore the change that could occur within our unrecognized tax benefits within the next 12 months cannot be estimated at this time.

The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2006 and subsequent years. During fiscal 2010, we completed a number of state examinations without any material effect on our net losses.

(10)	Leases

We are obligated under various noncancelable operating leases for office facilities, model homes and equipment. Rental expense under these agreements, which is included in selling, general and administrative expenses, amounted to approximately $10.4 million, $12.2 million and $17.1 million for the years ended September 30, 2010, 2009 and 2008, respectively. This rental expense excludes model home transactions accounted for as financing arrangements in accordance with SFAS 98 as discussed in Note 7 and expense related to our discontinued operations. As of September 30, 2010, future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

Year Ending September 30,

2011	$7,534
2012	6,373
2013	5,419
2014	2,461
2015	1,643
Thereafter	1,253

Total	$24,683

(11)	Stockholders’ Equity

Preferred Stock.  We currently have no shares of preferred stock outstanding.

Common Stock Transactions

On January 12, 2010, we closed on our underwritten public offering of 22,425,000 shares of Beazer common stock. The Company utilized 3.4 million shares of treasury stock and received net proceeds of $97.8 million from the offering, after underwriting discounts, commissions and transaction expenses.

On May 10, 2010, we concurrently closed on our underwritten public offerings of 12.5 million shares of Beazer common stock and 3.0 million 7.25% tangible equity units (TEUs) and received net proceeds of $141.6 million from these two offerings, after underwriting discounts, commissions and transaction expenses. Each TEU is comprised of a prepaid stock purchase contract and a senior amortizing note due August 15, 2013 (see Note 7 for discussion of the amortizing notes) which are legally separable and detachable. The prepaid stock purchase contracts will convert to Beazer Homes stock on August 15, 2013 based on the applicable settlement factor, as defined in the offering agreement, which will be between 3.5126 shares per unit and 4.3029 shares per unit. We have accounted for the prepaid stock purchase contracts as equity and recorded $57.4 million, the initial fair value of these contracts, based on the relative fair value method, as additional paid in capital as of September 30, 2010.

Common Stock Repurchases.  During fiscal 2010, 2009 and fiscal 2008, we did not repurchase any shares in the open market. Any future stock repurchases as allowed by our debt covenants must be approved by the Company’s Board of Directors or its Finance Committee.

During fiscal 2010, 2009 and 2008, 32,944, 14,393 and 7,255 shares, respectively, were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock and restricted stock units under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $160,000, or approximately $5 per share in fiscal 2010, $21,000, or less than $2 per share in fiscal 2009 and $52,000, or approximately $7 per share in fiscal 2008.

Dividends.  Effective November 2, 2007, our Board of Directors suspended payment of quarterly dividends. The Board concluded that suspending dividends, which will allow us to conserve approximately $16 million of cash annually, was a prudent effort in light of the continued deterioration in the housing market. In addition, the indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2010, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid in fiscal 2010, 2009 or fiscal 2008.

(12)	Retirement Plan and Incentive Awards

401(k) Retirement Plan.  We sponsor a 401(k) plan (the Plan). Substantially all employees are eligible for participation in the Plan after completing one calendar month of service with us. Participants may defer and contribute to the Plan from 1% to 80% of their salary with certain limitations on highly compensated individuals. We match 50% of the first 6% of the participant’s contributions. The participant’s contributions vest 100% immediately, while our contributions vest over five years. Our total contributions for the fiscal years ended September 30, 2010, 2009 and 2008 were approximately $1.6 million, $1.1 million and $1.7 million, respectively. During fiscal 2010, 2009 and 2008, participants forfeited $0.1 million, $0.7 million and $1.3, million, respectively, of unvested matching contributions.

Deferred Compensation Plan.  During fiscal 2002, we adopted the Beazer Homes USA, Inc. Deferred Compensation Plan (the DCP Plan). The DCP Plan is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP Plan allows the executives to defer current compensation on a pre-tax basis to a future year, up until termination of employment. The objectives of the DCP Plan are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding, and retaining executives. Participation in the DCP Plan is voluntary. Beazer Homes may voluntarily make a contribution to the participants’ DCP accounts. Deferred compensation assets of $9.9 million and $12.7 million and deferred compensation liabilities of $10.7 million and $13.2 million as of September 30, 2010 and 2009, respectively, are included in other assets and other liabilities on the accompanying Consolidated Balance Sheets. The decrease in the deferred compensation assets and liabilities between fiscal 2009 and fiscal 2010 relates to employee elections to withdraw funds from the plan, forfeitures of matching contributions related to terminated employees and market losses on investments held within the plan. For the years ended September 30, 2010, 2009 and 2008, Beazer Homes contributed approximately $273,000, $355,000 and $517,000, respectively, to the DCP Plan.

Stock Incentive Plans.  During fiscal 2010, we adopted the 2010 Stock Incentive Plan (the 2010 Plan) because our 1999 Stock Incentive Plan (the 1999 Plan) had expired. At September 30, 2010, we had reserved approximately 6.6 million shares of common stock for issuance under our various stock incentive plans, of which approximately 4 million shares are available for future grants.

Stock Option and SSAR Awards.  We have issued various stock option and SSAR awards to officers and key employees under both the 2010 Plan and the 1999 Plan. Stock options have an exercise price equal to the fair market value of the common stock on the grant date, vest three years after the date of grant and may be exercised thereafter until their expiration, subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of stock options. Stock options granted prior to fiscal 2004, generally expire on the tenth anniversary from the date such options were granted. Beginning in fiscal 2004, newly granted stock options expire on the seventh anniversary from the date such options were granted. SSARs generally vest three years after the date of grant, have an exercise price equal to the fair market value of the common stock on the date of grant and are subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of SSARs.

The following table summarizes stock options and SSARs outstanding as of September 30 and activity during the fiscal years ended September 30:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fiscal Year Ended September 30,	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,108,914	$33.07	1,848,995	$45.78	2,052,379	$45.01
Granted	1,006,145	5.69	671,600	3.94	—	—
Exercised	—	—	—	—	—	—
Forfeited	(38,794)	18.16	(34,761)	44.28	(111,670)	46.55
Cancelled/exchanged	(465,933)	33.04	(292,969)	43.05	—	—
Expired	(31,978)	27.51	(83,951)	40.41	(91,714)	27.71

Outstanding at end of year	2,578,354	$22.69	2,108,914	$33.07	1,848,995	$45.78

Exercisable at end of year	770,658	$41.59	773,869	$40.40	704,762	$29.31

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

Fiscal Year Ended September 30,	2010	2009

Expected life of options	4.8 years	5.06 years
Expected volatility	50.00%	99.49%
Expected discrete dividends	—	—
Weighted average risk-free interest rate	2.33%	2.75%
Weighted average fair value	$2.55	$2.97

The expected volatility is based on the historic returns of our stock and the implied volatility of our publicly-traded options. We assumed no dividends would be paid since our Board of Directors has suspended payment of dividends indefinitely. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant and we have relied upon a combination of the observed exercise behavior of our prior grants with similar characteristics, the vesting schedule of the current grants, and an index of peer companies with similar grant characteristics to determine the expected life of the options.

At September 30, 2010, 2,302,933 SSARs/stock options were vested or expected to vest in the future with a weighted average exercise price of $20.55 and a weighted average expected life of 3.07 years. At September 30, 2010, the aggregate intrinsic value of SSARs/stock options outstanding was approximately $124,000. The aggregate intrinsic value of SSARs/stock options vested and expected to vest in the future was approximately $110,000 and the aggregate intrinsic value of exercisable SSARs/stock options was approximately $41,000. The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR.

During the first quarter of fiscal 2010, certain executive officers and directors elected to relinquish 465,933 vested and outstanding options that had exercise prices above $20 per share in order to provide additional shares for use in the Company’s January 2010 public stock offering.

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

The following table summarizes information about stock options and SSARs outstanding and exercisable at September 30, 2010:

	Stock Options/SSARs Outstanding			Stock Options/SSARs Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Contractual	Average		Contractual	Average
Exercise	Number	Remaining	Exercise	Number	Remaining	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$3 - $9	1,659,344	6.32	$5.00	217,733	5.87	$3.94
$18 - $21	51,003	2.27	19.67	51,003	2.27	19.67
$24 - $29	18,000	1.35	28.81	18,000	1.35	28.81
$30 - $39	269,788	3.53	34.05	93,318	3.44	34.13
$40 - $49	11,374	3.36	43.10	11,374	3.36	43.10
$68 - $69	568,845	2.34	68.56	379,230	2.34	68.56

$3 - $69	2,578,354	5.02	$22.69	770,658	3.46	$41.59

Nonvested Stock Awards.  We have made various non-vested stock awards to officers and key employees under the 2010 Plan and the 1999 Plan. All restricted stock is awarded in the name of the participant, who has all the rights of other common stockholders with respect to such stock, subject to restrictions and forfeiture provisions. Accordingly, such nonvested stock awards are considered outstanding shares. Restricted stock awards generally vest from three to seven years after the date of grant. Certain restricted stock awards provide for accelerated vesting if certain performance goals are achieved.

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

Activity relating to the nonvested restricted stock awards for the fiscal year ended September 30, 2010 is as follows:

		Weighted Average
	Shares	Fair Value

Beginning of year	1,126,880	$27.66
Granted	1,006,145	5.69
Vested	(201,514)	33.21
Forfeited	(91,524)	40.39

End of year	1,839,987	$14.41

Compensation expense for the nonvested restricted stock awards totaled $5.6 million, $6.6 million and $6.2 million for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. The weighted average grant-date fair value of nonvested restricted stock awards granted during the fiscal years ended September 30, 2010 and 2009, excluding shares granted in the 2009 exchange offer, was $5.69 and $3.98, respectively.

(13)	Contingencies

Beazer Homes and certain of its subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions. The Company is subject to the possibility of loss contingencies arising in its business and such contingencies are accounted for in accordance with SFAS 5, Accounting for Contingencies (ASC 7). In determining loss contingencies, we consider the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated.

Warranty Reserves.  We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty (generally ranging from a minimum of five years up to the period covered by the applicable statute of repose) covering only certain defined construction defects. We also provide a defined structural warranty with single-family homes and townhomes in certain states.

Since we subcontract our homebuilding work to subcontractors whose contracts generally include an indemnity obligation and a requirement that certain minimum insurance requirements be met, including providing us with a certificate of insurance prior to receiving payments for their work, many claims relating to workmanship and materials are the primary responsibility of the subcontractors.

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

As of September 30, 2010, our warranty reserves include an estimate for the repair of less than 60 homes in Florida where certain of our subcontractors installed defective Chinese drywall in homes that were delivered during our 2006 and 2007 fiscal years. As of September 30, 2010, we have completed repairs on approximately 52% of these homes and have begun repairing a number of the remaining homes. We are inspecting additional homes in order to determine whether they also contain the defective Chinese drywall. The outcome of these inspections and potential future inspections or an unexpected increase in repair costs may require us to increase our warranty reserve in the future. However, the amount of additional liability, if any, is not reasonably estimable. In addition, the Company has been named as a defendant in a number of legal actions related to defective Chinese drywall (see Other Matters below).

As a result of our analyses, we adjust our estimated warranty liabilities. While we believe that our warranty reserves are adequate as of September 30, 2010, historical data and trends may not accurately predict actual warranty costs, or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows (in thousands):

	Fiscal Year Ended September 30,
	2010	2009	2008

Balance at beginning of period	$30,100	$40,822	$57,053
Accruals for warranties issued	6,827	7,543	14,909
Changes in liability related to warranties existing in prior periods	3,308	(3,294)	(3,279)
Payments made	(14,414)	(14,971)	(27,861)

Balance at end of period	$25,821	$30,100	$40,822

Litigation

ERISA Class Actions.  On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan against the Company and certain employees and directors of the Company. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (ERISA), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently making similar allegations and the court consolidated these five lawsuits. The parties have reached a settlement which will be largely funded by insurance proceeds and is subject to court approval. Under the terms of the settlement, the lawsuit will be dismissed with prejudice and there will be a release of all claims. The court has preliminarily approved the settlement and a hearing is scheduled for November 15, 2010 to consider final approval of the settlement. The Company has accrued a liability for such matter which is not material to the Company’s financial position or results of operations and is included in the total litigation accrual discussed below.

Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit.  A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (RESPA) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The parties have reached an agreement to settle the lawsuit, which will be partially funded by insurance proceeds and is subject to court approval. Under the terms of the settlement, the action will be dismissed with prejudice, and the Company and all other defendants will not admit any liability. The Company has accrued a liability for such matter which is not material to the Company’s financial position or results of operations and is included in the total litigation accrual discussed below.

Beazer Homes and several subsidiaries were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999, to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court and plaintiffs filed a Second Amended Complaint which substituted new named-plaintiffs. The Company filed a motion to dismiss the Second Amended Complaint, which the federal court granted in part. The federal court dismissed the sole federal claim, declined to rule on the state law claims, and remanded the case to the Superior Court of Placer County. The Company filed a supplemental motion to dismiss/demurrer regarding the remaining state law claims in the Second Amended Complaint and the state court sustained defendants’ demurrer but granted the plaintiffs leave to amend their claims. Plaintiffs thereafter filed a Third Amended Complaint which defendants removed to federal court based on the presence of a federal question and pursuant to the Class Action Fairness Act and thereafter moved to dismiss. Plaintiffs filed a motion to remand the case. The federal court granted the plaintiffs’ motion and remanded the case to the Superior Court of Placer County. The defendants filed a petition with the U.S. Court of Appeals for the Ninth Circuit for permission to appeal the remand order and a demurrer in state court as to all counts of the Third Amended Complaint. The state court granted the defendants’ demurrer as to the plaintiffs’ breach of contract claim, but the unfair competition claim remains. The Company filed its answer to the Third Amended Complaint on June 11, 2010. The Company is in the process of conducting discovery and is vigorously defending against the action. Given the inherent uncertainties in this litigation, as of September 30, 2010, no accrual has been recorded, as losses, if any, related to this matter are not both probable and reasonably estimable.

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

The lender of one of our unconsolidated joint ventures filed individual lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. We are a 2.58% member in this joint venture (see Note 3 for additional information). An estimate of probable loss or range of loss, if any cannot presently be made. In addition, one member of the joint venture filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members failed to perform under the applicable membership agreements. The arbitration panel issued its decision on July 6, 2010 and denied the plaintiff’s claims for specific performance claims and awarded damages in an amount well below the amount claimed. The Company does not believe that its proportional share of the award is material to our consolidated financial position or results of operations. The plaintiff has moved to have the panel’s award confirmed. Defendants have opposed the motion and have moved to vacate the panel’s decision in part.

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

Other Matters

As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of the deferred prosecution agreement (DPA), the Company’s liability for fiscal 2010 is $1 million and in each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as described in the DPA) will also be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million of which $15 million has paid as of September 30, 2010. As of September 30, 2010 and 2009, we accrued $1.0 million and $2.0 million, respectively for future obligations under the DPA and HUD agreements. The $1.0 million accrued as of September 30, 2010 will be paid shortly after the filing of this form 10-K. While we believe that our accrual for this liability is adequate as of September 30, 2010, positive adjusted EBITDA results in future years will require us to incur additional expense in the future.

In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our communities completed or under construction. The EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. The parties have agreed to settle this matter and the terms are being finalized. The amount to be paid by the Company pursuant to the settlement agreement will not have a material adverse effect on our financial condition, results of operations or cash flows. Beazer Homes has taken action to comply with the requirements of each of the Administrative Orders and is working to otherwise maintain compliance with the requirements of the Clean Water Act.

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

We have accrued $18.0 million and $21.7 million in other liabilities related to all of the above matters as of September 30, 2010 and 2009, respectively.

We had outstanding letters of credit and performance bonds of approximately $37.9 million and $184.7 million, respectively, at September 30, 2010 related principally to our obligations to local governments to construct roads and other improvements in various developments. Our outstanding letters of credit include $3.7 million relating to our land option contracts discussed in Note 4.

We operated Beazer Mortgage Corporation (BMC) from 1998 through February 2008 to offer mortgage financing to the buyers of our homes. BMC entered into various agreements with mortgage investors for the origination of mortgage loans. Underwriting decisions were not made by BMC but by the investors or third-party service providers. To date, we have received requests to repurchase fewer than 100 mortgage loans from various investors. While we have not been required to repurchase any mortgage loans, we have established an immaterial amount as a reserve for the repurchase of mortgage loans originated by BMC. We cannot rule out the potential for additional mortgage loan repurchase claims in the future, although, at this time, we do not believe that the exposure related to any such additional claims would be material to our consolidated financial position or results of operation. As of September 30, 2010, no liability has been recorded for any such additional claims as such exposure is not both probable and reasonably estimable.

(14)	Segment Information

As defined in SFAS 131, Disclosures About Segments of an Enterprise and Related Information (ASC 280), we now have three homebuilding segments operating in 15 states. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Our reportable segments, described below, have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. In alignment therewith, during fiscal 2010 we moved our Raleigh, North Carolina market from our East to our Southeast segment. The reportable homebuilding segments, and all other homebuilding operations not required to be reported separately, include operations conducting business in the following states:

West:  Arizona, California, Nevada and Texas

East:	Delaware, Indiana, Maryland, New Jersey, New York, Pennsylvania, Tennessee (Nashville) and Virginia

Southeast:  Florida, Georgia, North Carolina (Raleigh) and South Carolina

Management’s evaluation of segment performance is based on segment operating income, which for our homebuilding segments is defined as homebuilding, land sale and other revenues less home construction, land development and land sales expense, depreciation and amortization and certain selling, general and administrative expenses which are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are those described in Note 1. The following information is in thousands:

	Fiscal Year Ended September 30,
	2010	2009	2008

Revenue
West	$364,530	$409,168	$656,471
East	451,162	374,618	721,432
Southeast	194,149	187,917	358,824

Continuing Operations	$1,009,841	$971,703	$1,736,727

	Fiscal Year Ended September 30,
	2010	2009	2008

Operating income (loss)
West	$1,120	$(31,889)	$(139,340)
East	11,329	(2,722)	(60,921)
Southeast	(518)	(32,151)	(114,201)

Segment total	11,931	(66,762)	(314,462)
Corporate and unallocated(a)	(125,753)	(174,710)	(303,162)

Total operating loss	(113,822)	(241,472)	(617,624)

Equity in loss of unconsolidated joint ventures	(8,807)	(12,112)	(57,819)
Gain on extinguishment of debt	43,901	144,503	—
Other expense, net	(69,543)	(74,791)	(35,405)

Loss from continuing operations before income taxes	$(148,271)	$(183,872)	$(710,848)

	Fiscal Year Ended September 30,
	2010	2009	2008

Depreciation and amortization
West	$5,161	$6,692	$8,626
East	3,665	5,468	7,247
Southeast	1,701	2,489	3,372

Segment total	10,527	14,649	19,245

Corporate and unallocated(a)	2,347	3,743	4,557

Continuing Operations	$12,874	$18,392	$23,802

	September 30, 2010	September 30, 2009

Assets
West	$630,376	$657,831
East	333,648	406,253
Southeast	169,496	184,564
Corporate and unallocated(b)	727,681	680,047
Discontinued operations	41,701	100,715

Consolidated total	$1,902,902	$2,029,410

	Fiscal Year Ended
	September 30,
	2010	2009

Capital Expenditures
West	$3,939	$1,834
East	2,076	1,374
Southeast	864	957
Corporate and unallocated	3,866	2,557
Discontinued operations	104	312

Consolidated total	$10,849	$7,034

a.	Corporate and unallocated includes the amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. Fiscal 2010 includes $10.2 million of support-related costs related to the Company’s assistance in on-going government investigations (see Note 13). Fiscal 2009 includes $8.3 million of investigation-related costs and approximately $16 million for obligations related to the government investigations (see Note 13). Fiscal 2008 includes $31.8 million of investigation-related costs. Fiscal 2009 and 2008 include $16.1 million and $48.1 million of non-cash goodwill impairment charges to write-off all of the goodwill allocated to certain underperforming markets (see Note 1).

b.	Primarily consists of cash and cash equivalents, consolidated inventory not owned, income tax receivable, deferred taxes, and capitalized interest and other corporate items that are not allocated to the segments.

(15)	Discontinued Operations

On February 1, 2008, we determined that we would discontinue our mortgage origination services through BMC. As of September 30, 2008, all of BMC’s operating activities had ceased. In February 2008, we entered into a new marketing services arrangement with Countrywide Financial Corporation (Countrywide), whereby the Company would market Countrywide as the preferred mortgage provider to its customers. In addition, during fiscal 2008, we wrote off our entire $7.1 million investment in Homebuilders Financial Network LLC (HFN). This write-off is included in equity in loss of unconsolidated joint ventures in the accompanying Consolidated Statements of Operations. HFN was a joint venture investment which was established to provide loan processing services to mortgage originators. We assigned our ownership interest to its joint venture partner. Our joint venture interest in HFN was not owned by Beazer Mortgage Corporation and, therefore, the associated write-off is not included in the discontinued operations information presented below.

Up until September 30, 2010, we offered title insurance services to our homebuyers in several of our markets. Effective September 30, 2010, we have sold or discontinued all of our title services operations. The operating results of our title services operations were previously reported in our Financial Services segment.

We continually review each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entails an evaluation of both external market factors and our position in each market and, over time, has resulted in the decision to discontinue certain of our homebuilding operations. During fiscal 2008 and 2009, we discontinued our homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH, Lexington, KY, Denver, Colorado and Fresno, CA. During the fourth quarter of fiscal 2010, we have substantially completed our homebuilding operations in Jacksonville, Florida and Albuquerque, New Mexico, which were historically reported in our Southeast and West segments, respectively.

We have classified the results of operations of our mortgage origination services, title services and our exit markets as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Discontinued operations were not segregated in the consolidated balance sheets or statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of operations. The results of our discontinued operations in the

Consolidated Statements of Operations for the fiscal years ended September 30, 2010, 2009, and 2008 were as follows (in thousands):

	Fiscal Year Ended September 30,
	2010	2009	2008

Total revenue	$33,167	$51,499	$341,053
Home construction and land sales expenses	27,134	42,596	305,743
Inventory impairments and lot option abandonments	1,803	11,911	107,226

Gross profit (loss)	4,230	(3,008)	(71,916)
Selling, general and administrative expenses	7,517	11,488	53,126
Depreciation and amortization	531	492	3,907
Goodwill impairment	—	—	4,365

Operating loss	(3,818)	(14,988)	(133,314)
Equity in loss of unconsolidated joint ventures	(15,543)	(2,163)	(23,495)
Gain on extinguishment of debt	—	3,574	—
Other income (expense), net	395	(1,010)	508

Loss from discontinued operations before income taxes	(18,966)	(14,587)	(156,301)
(Benefit from) provision for income taxes	(14,833)	(726)	15,812

Loss from discontinued operations, net of tax	$(4,133)	$(13,861)	$(172,113)

The loss from discontinued operations for the fiscal years ended September 30, 2010, 2009, and 2008 included approximately $160,000, $260,000 and $3.7 million, respectively for severance and termination benefits.

Assets and liabilities from discontinued operations at September 30, 2010 and 2009, which relate to BMC and the exit markets, consist of the following (in thousands):

	2010	2009

ASSETS
Cash and cash equivalents	$462	$606
Accounts receivable	2,214	36,200
Inventory	38,377	48,266
Other	648	15,643

Assets of discontinued operations	$41,701	$100,715

LIABILITIES
Trade accounts payable and other liabilities	$7,903	$10,500
Accrued warranty expenses	6,208	7,802
Other secured notes payable	—	—

Liabilities of discontinued operations	$14,111	$18,302

(16)	Supplemental Guarantor Information

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

Beazer Homes USA, Inc.

Consolidating Balance Sheet Information
September 30, 2010

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
	(In thousands)

ASSETS
Cash and cash equivalents	$530,847	$8,343	$200	$(2,269)	$537,121
Restricted cash	38,781	419	—	—	39,200
Accounts receivable (net of allowance of $3,567)	—	32,632	15	—	32,647
Income tax receivable	7,684	—	—	—	7,684
Owned inventory	—	1,153,703	—	—	1,153,703
Consolidated inventory not owned	—	49,958	—	—	49,958
Investments in unconsolidated joint ventures	773	7,948	—	—	8,721
Deferred tax assets	7,779	—	—	—	7,779
Property, plant and equipment, net	—	23,995	—	—	23,995
Investments in subsidiaries	233,507	—	—	(233,507)	—
Intercompany	846,471	(857,409)	8,669	2,269	—
Other assets	20,434	17,163	4,497	—	42,094

Total assets	$1,686,276	$436,752	$13,381	$(233,507)	$1,902,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$53,418	$—	$—	$53,418
Other liabilities	87,354	118,534	4,282	—	210,170
Intercompany	1,068	—	(1,068)	—	—
Obligations related to consolidated inventory not owned	—	30,666	—	—	30,666
Total debt (net of discounts of $23,617)	1,200,753	10,794	—	—	1,211,547

Total liabilities	1,289,175	213,412	3,214	—	1,505,801

Stockholders’ equity	397,101	223,340	10,167	(233,507)	397,101

Total liabilities and stockholders’ equity	$1,686,276	$436,752	$13,381	$(233,507)	$1,902,902

Beazer Homes USA, Inc.

Consolidating Balance Sheet Information
September 30, 2009

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
	(In thousands)

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

Beazer Homes USA, Inc.

Consolidating Statement of Operations Information
Fiscal Year Ended September 30, 2010

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
	(In thousands)

Total revenue	$—	$1,008,039	$1,802	$—	$1,009,841
Home construction and land sales expenses	52,243	821,954	—	—	874,197
Inventory impairments and option contract abandonments	2,313	47,723	—	—	50,036

Gross (loss) profit	(54,556)	138,362	1,802	—	85,608
Selling, general and administrative expenses	—	186,446	110	—	186,556
Depreciation and amortization	—	12,874	—	—	12,874
Goodwill impairment	—	—	—	—	—

Operating (loss) income	(54,556)	(60,958)	1,692	—	(113,822)
Equity in loss of unconsolidated joint ventures	—	(8,807)	—	—	(8,807)
Gain on extinguishment of debt	43,625	276	—	—	43,901
Other (expense) income, net	(74,214)	4,592	79	—	(69,543)

(Loss) income before income taxes	(85,145)	(64,897)	1,771	—	(148,271)
(Benefit from) provision for income taxes	(33,099)	(85,876)	620	—	(118,355)
Equity in income of subsidiaries	22,130	—	—	(22,130)	—

Net (loss) income from continuing operations	(29,916)	20,979	1,151	(22,130)	(29,916)
Net loss from discontinued operations	—	(4,128)	(5)	—	(4,133)
Equity in loss of subsidiaries	(4,133)	—	—	4,133	—

Net (loss) income	$(34,049)	$16,851	$1,146	$(17,997)	$(34,049)

Beazer Homes USA, Inc.

Consolidating Statement of Operations Information
Fiscal Year Ended September 30, 2009

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
	(In thousands)

Total revenue	$—	$971,099	$604	$—	$971,703
Home construction and land sales expenses	54,714	806,019	—	—	860,733
Inventory impairments and option contract abandonments	3,376	91,840	—	—	95,216

Gross (loss) profit	(58,090)	73,240	604	—	15,754
Selling, general and administrative expenses	—	222,784	(93)	—	222,691
Depreciation and amortization	—	18,392	—	—	18,392
Goodwill impairment	—	16,143	—	—	16,143

Operating (loss) income	(58,090)	(184,079)	697	—	(241,472)
Equity in loss of unconsolidated joint ventures	—	(12,112)	—	—	(12,112)
Gain on extinguishment of debt	130,229	14,274	—	—	144,503
Other (expense) income, net	(83,030)	8,499	(260)	—	(74,791)

(Loss) income before income taxes	(10,891)	(173,418)	437	—	(183,872)
(Benefit from) provision for income taxes	(3,761)	(4,742)	153	—	(8,350)
Equity in loss of subsidiaries	(168,392)	—	—	168,392	—

Net (loss) income from continuing operations	(175,522)	(168,676)	284	168,392	(175,522)
Net loss from discontinued operations	—	(13,813)	(48)	—	(13,861)
Equity in loss of subsidiaries	(13,861)	—	—	13,861	—

Net (loss) income	$(189,383)	$(182,489)	$236	$182,253	$(189,383)

Beazer Homes USA, Inc.

Consolidating Statement of Operations Information
Fiscal Year Ended September 30, 2008

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
	(In thousands)

Total revenue	$—	$1,736,102	$625	$—	$1,736,727
Home construction and land sales expenses	112,262	1,468,506	—	—	1,580,768
Inventory impairments and option contract abandonments	13,795	389,607	—	—	403,402

Gross (loss) profit	(126,057)	(122,011)	625	—	(247,443)
Selling, general and administrative expenses	—	298,156	118	—	298,274
Depreciation and amortization	—	23,802	—	—	23,802
Goodwill impairment	—	48,105	—	—	48,105

Operating (loss) income	(126,057)	(492,074)	507	—	(617,624)
Equity in loss of unconsolidated joint ventures	—	(57,819)	—	—	(57,819)
Other (expense) income, net	(55,185)	19,700	80	—	(35,405)

(Loss) income before income taxes	(181,242)	(530,193)	587	—	(710,848)
(Benefit from) provision for income taxes	(67,567)	136,312	206	—	68,951
Equity in loss of subsidiaries	(666,124)	—	—	666,124	—

Net (loss) income from continuing operations	(779,799)	(666,505)	381	666,124	(779,799)
Net loss from discontinued operations	—	(172,028)	(85)	—	(172,113)
Equity in loss of subsidiaries	(172,113)	—	—	172,113	—

Net (loss) income	$(951,912)	$(838,533)	$296	$838,237	$(951,912)

Beazer Homes USA, Inc.

Consolidating Statement of Cash Flow Information

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
Fiscal Year Ended September 30, 2010	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
	(In thousands)

Net cash (used in) provided by operating activities	$(88,344)	$159,953	$(1,924)	$—	$69,685

Cash flows from investing activities:
Capital expenditures	—	(10,849)	—	—	(10,849)
Investments in unconsolidated joint ventures	—	(5,602)	—	—	(5,602)
Increases in restricted cash	(36,345)	(1,094)	—	—	(37,439)
Decreases in restricted cash	46,477	1,223			47,700

Net cash provided by (used in) investing activities	10,132	(16,322)	—	—	(6,190)

Cash flows from financing activities:
Repayment of debt	(616,858)	(2,948)	—	—	(619,806)
Proceeds from issuance of new debt	373,238	1,200	—	—	374,438
Debt issuance costs	(9,234)	—	—	—	(9,234)
Proceeds from issuance of common stock	166,718	—	—	—	166,718
Proceeds from issuance of TEU prepaid stock purchase contracts	57,429	—	—	—	57,429
Common stock redeemed	(159)	—	—	—	(159)
Excess tax benefit from equity-based compensation	(3,099)	—	—	—	(3,099)
Advances to/from subsidiaries	145,332	(145,022)	(791)	481	—

Net cash provided by (used in) financing activities	113,367	(146,770)	(791)	481	(33,713)

Increase (decrease) in cash and cash equivalents	35,155	(3,139)	(2,715)	481	29,782
Cash and cash equivalents at beginning of period	495,692	11,482	2,915	(2,750)	507,339

Cash and cash equivalents at end of period	$530,847	$8,343	$200	$(2,269)	$537,121

Beazer Homes USA, Inc.

Consolidating Statement of Cash Flow Information

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
Fiscal Year Ended September 30, 2009	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
	(In thousands)

Net cash provided by operating activities	$29,731	$60,587	$3,507	$—	$93,825

Cash flows from investing activities:
Capital expenditures	—	(7,034)	—	—	(7,034)
Investments in unconsolidated joint ventures	—	(25,537)	—	—	(25,537)
Increases in restricted cash	(70,776)	(1,392)	—	—	(72,168)
Decreases in restricted cash	22,450	554			23,004
Distributions from unconsolidated joint ventures	—	2,054	—	—	2,054

Net cash used in investing activities	(48,326)	(31,355)	—	—	(79,681)

Cash flows from financing activities:
Repayment of debt	(284,153)	(21,246)	—	—	(305,399)
Proceeds from debt issuance	223,750	—	—	—	223,750
Debt issuance costs	(7,195)	—	—	—	(7,195)
Common stock redeemed	(22)	—	—	—	(22)
Tax benefit from stock transactions	(2,273)	—	—	—	(2,273)
Advances to/from subsidiaries	8,324	(11,310)	(597)	3,583	—

Net cash (used in) provided by financing activities	(61,569)	(32,556)	(597)	3,583	(91,139)

(Decrease)/increase in cash and cash equivalents	(80,164)	(3,324)	2,910	3,583	(76,995)
Cash and cash equivalents at beginning of period	575,856	14,806	5	(6,333)	584,334

Cash and cash equivalents at end of period	$495,692	$11,482	$2,915	$(2,750)	$507,339

Beazer Homes USA, Inc.
Consolidating Statement of Cash Flow Information

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
Fiscal Year Ended September 30, 2008	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
	(In thousands)

Net cash provided by (used in) operating activities	$51,886	$264,388	$(707)	$—	$315,567

Cash flows from investing activities:
Capital expenditures	—	(10,568)	2	—	(10,566)
Investments in unconsolidated joint ventures	—	(13,758)	—	—	(13,758)
Increases in restricted cash	—	(109,609)	—	—	(109,609)
Decreases in restricted cash	—	114,483	—	—	114,483
Distributions from unconsolidated joint ventures	—	1,050	—	—	1,050

Net cash (used in) provided by investing activities	—	(18,402)	2	—	(18,400)

Cash flows from financing activities:
Repayment of debt	(42,885)	(100,740)	—	—	(143,625)
Debt issuance costs	(22,335)	—	—	—	(22,335)
Common stock redeemed	(52)	—	—	—	(52)
Tax benefit from stock transactions	(1,158)	—	—	—	(1,158)
Advances to/from subsidiaries	143,104	(140,140)	(849)	(2,115)	—

Net cash provided by (used in) financing activities	76,674	(240,880)	(849)	(2,115)	(167,170)

(Decrease)/increase in cash and cash equivalents	128,560	5,106	(1,554)	(2,115)	129,997
Cash and cash equivalents at beginning of period	447,296	9,700	1,559	(4,218)	454,337

Cash and cash equivalents at end of period	$575,856	$14,806	$5	$(6,333)	$584,334

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beazer Homes USA, Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 5, 2010 expressed and unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Atlanta, Georgia
November 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.:
Atlanta, Georgia

We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010 and our report dated November 5, 2010 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Atlanta, Georgia
November 5, 2010

Quarterly Financial Data

Summarized quarterly financial information (unaudited):

	Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)

Fiscal 2010
Total revenue	$213,073	$192,455	$329,539	$274,774
Gross profit(a)	18,379	24,878	37,800	4,551
Operatingloss	(29,763)	(21,678)	(19,169)	(43,212)
Net income (loss) from continuing operations(c)	44,507	6,155	(23,153)	(57,425)
Basic EPS from continuing operations	$1.15	$0.11	$(0.34)	$(0.78)
Diluted EPS from continuing operations	$1.09	$0.10	$(0.34)	$(0.78)
Fiscal 2009
Total revenue	$209,626	$181,212	$215,280	$365,585
Gross profit (loss)(a)	10,526	(21,786)	4,558	22,456
Good willim pairment(b)	16,143	—	—	—
Operating loss	(61,374)	(91,115)	(48,674)	(40,309)
Net (loss) income from continuing operations(c)	(77,921)	(106,965)	(24,145)	33,509
Basic EPS from continuing operations	$(2.02)	$(2.77)	$(0.62)	$0.86
Diluted EPS from continuing operations	$(2.02)	$(2.77)	$(0.62)	$0.83

(a)	Gross profit (loss) in fiscal 2010 and 2009 includes inventory impairment and option contract abandonments as follows:

	Fiscal 2010	Fiscal 2009
	(In thousands)

1st Quarter	$8,550	$12,365
2nd Quarter	9,986	41,251
3rd Quarter	5,019	11,713
4th Quarter	26,481	29,887

	$50,036	$95,216

(b)	In the first quarter of fiscal 2009, the Company recognized non-cash goodwill impairment charges to write off all of its remaining goodwill.

(c)	Net loss from continuing operations in fiscal 2010 and 2009 include gain (loss) on extinguishment of debt (as follows). The first quarter of fiscal 2010 also included a tax benefit relate to The Worker, Homeownership and Business Act of 2009 (see Note 9 to the Consolidated Financial Statements).

	Fiscal 2010	Fiscal 2009
	(In thousands)

1st Quarter	$—	$—
2nd Quarter	52,946	—
3rd Quarter	(9,045)	55,214
4th Quarter	—	89,289

	$43,901	$144,503

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Act), as of the end of period covered by this report. Management concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of September 30, 2010. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of September 30, 2010. The effectiveness of our internal control over financial reporting as of September 30, 2010 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 4, 2010, the Board of Directors, upon the recommendation of the Nominating/Corporate Governance Committee, adopted certain amendments to the Company’s By-Laws. These amendments are reflected in the Company’s Fourth Amended and Restated By-Laws filed as Exhibit 3.3 hereto.

The amendments add a provision that allows for a plurality vote for alternatives with respect to the frequency of the stockholders vote on a non-binding resolution regarding the Company’s executive compensation program (Article I, Section 5).

The amendments also modify, among other things, the advance notice procedures stockholders must satisfy in order to nominate directors for election or to conduct business at an annual meeting of stockholders (Article I, Section 7 and Article II, Section 14). The revised procedures include enhanced documentary and other disclosure requirements, including new disclosure requirements relating to the beneficial ownership of derivatives and debt obligations relating to the Company.

The amendments further delete a provision relating to the powers of the Chairman of the Board (Article IV, Section 4(a)), as that provision also appears and currently remains in Article II, Section 2(a). In addition, the amendments permit an Assistant Secretary of the Corporation to undertake certain responsibilities at the direction of the Secretary of the Corporation (Article II, Section 9 and Article IV, Section 4).

The amendments to the By-Laws took effect on November 4, 2010. The foregoing summary of the amendments to the Company’s By-laws does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Company’s Fourth Amended and Restated By-laws, which is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our proxy statement for our 2011 annual meeting of stockholders, which is expected to be filed on or before December 22, 2010.

Executive Officer Business Experience

IAN J. MCCARTHY.  Mr. McCarthy, 57, is the President and Chief Executive Officer of Beazer Homes and has served as a director of Beazer Homes since the IPO. Mr. McCarthy has served as President of predecessors of Beazer Homes since January 1991 and was responsible for all United States residential homebuilding operations in that capacity. During the period May 1981 to January 1991, Mr. McCarthy was employed in Hong Kong and Thailand, becoming a director of Beazer Far East and from January 1980 to May 1981 was employed by Kier, Ltd., a company engaged in the United Kingdom construction industry which became an indirect, wholly owned subsidiary of Beazer PLC. Mr. McCarthy is a Chartered Civil Engineer with a Bachelor of Science degree from The City University, London. Mr. McCarthy currently serves as a member of the Board of Directors of HomeAid America and of Builder Homesite, Inc. He was inducted into the California Building Industry Hall of Fame in 2004, the first non-California resident to receive this honor.

ALLAN P. MERRILL.  Mr. Merrill, 44, joined us in May 2007 as Executive Vice President and Chief Financial Officer. Mr. Merrill was previously with Move, Inc. where he served as Executive Vice President of Corporate Development and Strategy beginning in October 2001. From April 2000 to October 2001, Mr. Merrill was president of Homebuilder.com, a division of Move, Inc. Mr. Merrill joined Move, Inc. following a 13-year tenure with the investment banking firm UBS (and its predecessor Dillon, Read & Co.), where he was a managing director and served most recently as co-head of the Global Resources Group, overseeing the construction and building materials, chemicals, forest products, mining and energy industry groups. Mr. Merrill is a member of the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University and the Homebuilding Community Foundation. He is a graduate of the University of Pennsylvania, Wharton School with a Bachelor of Science in Economics.

KENNETH F. KHOURY.  Mr. Khoury, 59, joined us in January 2009 as Executive Vice President and General Counsel. Mr. Khoury was previously Executive Vice President and General Counsel of Delta Air Lines from September 2006 to November 2008. Practicing law for over 30 years, Mr. Khoury’s career has included both private practice and extensive in-house counsel experience. Prior to Delta Air Lines, Mr. Khoury was Senior Vice President and General Counsel of Weyerhaeuser Corporation and spent 15 years with Georgia-Pacific Corporation, where he served as Vice President and Deputy General Counsel. He also spent six years at law firm White & Case in New York. He received a Bachelor of Arts degree from Rutgers College and a Juris Doctor from Fordham University School of Law.

ROBERT L. SALOMON.  Mr. Salomon, 50, joined us in February 2008 as Senior Vice President and Chief Accounting Officer and Controller. Mr. Salomon was previously with the homebuilding company Ashton Woods Homes where he served as Chief Financial Officer and Treasurer since 1998. Previously, he served with homebuilder MDC Holdings, Inc. in financial management roles of increasing responsibility over a 6 year period. A Certified Public Accountant, Mr. Salomon has 26 years of financial management experience, 18 of which have been in the homebuilding industry. Mr. Salomon is a member of the American Institute of Certified Public Accountants and a graduate of the University of Iowa with a Bachelor of Business Administration.

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

The information required by this item is incorporated by reference to our proxy statement for our 2011 annual meeting of stockholders, which is expected to be filed on or before December 22, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2011 annual meeting of stockholders, which is expected to be filed on or before December 22, 2010.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our proxy statement for our 2011 annual meeting of stockholders, which is expected to be filed on or before December 22, 2010.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our proxy statement for our 2011 annual meeting of stockholders, which is expected to be filed on or before December 22, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K.

(a)	1. Financial Statements

2.	Financial Statement Schedules

None required.

3.	Exhibits

Unless otherwise noted, all exhibits were filed under File No. 001-12822

Exhibit
Number		Exhibit Description

3.1	—	Amended and Restated Certificate of Incorporation of the Company — incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-K filed on December 2, 2008
3.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation as of April 13, 2010 — incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-Q filed May 3, 2010
3.3	—	Fourth Amended and Restated Bylaws of the Company

Exhibit
Number		Exhibit Description

4.1	—	Second Supplemental Indenture dated as of November 13, 2003 among Beazer, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 6 1/2% Senior Notes due 2013 — incorporated herein by reference to Exhibit 4.11 of the Company’s Form 10-K for the year ended September 30, 2003
4.2	—	Form of 6 1/2% Senior Notes due 2013 — incorporated herein by reference to Exhibit 4.12 of the Company’s Form 10-K for the year ended September 30, 2003
4.3	—	Form of 6 1/2% Senior Notes due 2015 — incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 13, 2005
4.4	—	Form of Fifth Supplemental Indenture, dated as of June 8, 2005, by and among Beazer, the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee — incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 13, 2005
4.5	—	Sixth Supplemental Indenture, dated as of January 9, 2006, to the Trust Indenture dated as of May 21, 2001 — incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K filed on January 17, 2006
4.6	—	Seventh Supplement Indenture, dated as of January 9, 2006, to the Trust Indenture dated as of April 17, 2002 — incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K filed on January 17, 2006
4.7	—	Form of Senior Note due 2016 — incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 8, 2006
4.8	—	Form of Eighth Supplemental Indenture, dated June 6, 2006, by and among Beazer Homes USA, Inc., the guarantors named therein and UBS Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities, Inc., Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc., BNP Paribas Securities Corp. and Greenwich Capital Markets — incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 8, 2006
4.9	—	Form of Junior Subordinated indenture between Beazer Homes USA, Inc., JPMorgan Chase Bank, National Association, dated June 15, 2006 — incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 21, 2006
4.10	—	Form of the Amended and Restated Trust Agreement among Beazer Homes USA, Inc., JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and certain individuals named therein as Administrative Trustees, dated June 15, 2006 — incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 21, 2006
4.11	—	Seventh Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture, dated May 21, 2001, among the Company, US Bank National Association, as trustee, and the subsidiary guarantors party thereto — incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 30, 2007
4.12	—	Ninth Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture, dated April 17, 2002, among the Company, US Bank National Association, as trustee, and the subsidiary guarantors party thereto — incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 30, 2007
4.13	—	Third Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture, dated June 8, 2004, among the Company, SunTrust Bank, as trustee, and the subsidiary guarantors party thereto — incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K filed on October 30, 2007
4.14	—	Form of Indenture, dated as of September 11, 2009, by and among Beazer Homes USA, Inc., the subsidiary guarantors party thereto, U.S. Bank National Association, as trustee, and Wilmington Trust FSB, as notes collateral agent — incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 11, 2009
4.15	—	Form of Senior Secured Note due 2017 — incorporated herein by reference to incorporated herein by reference to the Company’s Registration Statement on Form S-4 /A filed on February 23, 2010

Exhibit
Number			Exhibit Description

4.16		—	Form of Registration Rights Agreement, dated September 11, 2009, by and among Beazer Homes USA, Inc., the guarantors party thereto, Citigroup Global Markets Inc. and Moelis & Company LLC — incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed on September 11, 2009
4.17		—	Indenture dated January 12, 2010 between Beazer Homes USA, Inc. and the U.S. Bank National Association — incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 12, 2010
4.18		—	First Supplemental Indenture dated January 12, 2010 between Beazer Homes USA, Inc. and the U.S. Bank National Association — incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 12, 2010
4.19		—	Form of 7 1/2% Mandatory Convertible Notes due 2013 — incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed on January 12, 2010
4.20		—	Form of Tangible Equity Unit, Form of Purchase Contract and Purchase Contract Agreement, dated May 10, 2010, between Beazer Homes USA, Inc. and U.S. Bank National Association — incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on May 10, 2010
4.21		—	Form of Amortizing Note and Twelfth Supplemental Indenture, dated May 10, 2010, between Beazer Homes USA, Inc. and U.S. Bank National Association — incorporated herein by reference to Exhibit 4.4 of the Company’s Form 8-K filed on May 10, 2010
4.22		—	Form of Senior Note due 2018 and Thirteenth Supplemental Indenture, dated May 20, 2010, among Beazer Homes USA, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee — incorporate herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on May 20, 2010
4.23		—	First Supplemental Indenture, dated October 27, 2010, among Beazer Homes USA, Inc., the subsidiary guarantors signatory thereto and U.S. Bank National Association, as trustee
10	.1*	—	Amended and Restated 1994 Stock Incentive Plan — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-K for the year ended September 30, 2005
10	.2*	—	Non-Employee Director Stock Option Plan — incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-K for the year ended September 30, 2001
10	.3*	—	Amended and Restated 1999 Stock Incentive Plan — incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 8, 2008
10	.4*	—	Second Amended and Restated Corporate Management Stock Purchase Program — incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-K for the year ended September 30, 2007
10	.5*	—	Director Stock Purchase Program — incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-K for the year ended September 30, 2004
10	.6*	—	Form of Stock Option and Restricted Stock Award Agreement — incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-K for the year ended September 30, 2004
10	.7*	—	Form of Stock Option Award Agreement — incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended September 30, 2004
10	.8*	—	Amended and Restated Employment Agreement of Ian J. McCarthy dated as of September 1, 2004 — incorporated herein by reference to Exhibit 10.01 of the Company’s Form 8-K filed on September 1, 2004
10	.9*	—	First Amendment to Amended and Restated Employment Agreement of Ian J. McCarthy dated as of February 3, 2006 — incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ended March 31, 2006
10	.10*	—	Second Amendment to Amended and Restated Employment Agreement of Ian J. McCarthy dated as of December 31, 2008 — incorporated herein by reference to Exhibit 10.31 of the Company’s Form 10-Q for the quarter ended December 31, 2008
10	.11*	—	Amended and Restated Employment Agreement of Michael H. Furlow dated as of August 6, 2009 — incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended June 30, 2009

Exhibit
Number			Exhibit Description

10	.12*	—	Employment Agreement effective May 1, 2007 for Allan P. Merrill — incorporated herein by reference to Exhibit 10.01 of the Company’s Form 8-K filed on April 24, 2007
10	.13*	—	First Amendment to Employment Agreement effective December 31, 2008 for Allan P. Merrill - incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarter ended December 31, 2008
10	.14*	—	Amended and Restated Supplemental Employment Agreement of Ian J. McCarthy dated as of February 3, 2006 — incorporated herein by reference to Exhibit 10.1of the Company’s Form 10-Q for the quarter ended March 31, 2006
10	.15*	—	First Amendment to Amended and Restated Supplemental Employment Agreement of Ian J. McCarthy effective December 31, 2008 — incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarter ended December 31, 2008
10	.16*	—	Amended and Restated Supplemental Employment Agreement of Michael H. Furlow dated as of August 6, 2009 — incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended June 30, 2009
10	.17*	—	Change of Control Employment Agreement effective May 1, 2007 for Allan P. Merrill — incorporated herein by reference to Exhibit 10.02 of the Company’s Form 8-K filed on April 24, 2007
10	.18*	—	First Amendment to Change of Control Employment Agreement effective December 31, 2008 for Allan P. Merrill — incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-Q for the quarter ended December 31, 2008
10	.19*	—	Change of Control Agreement for Robert L. Salomon effective February 29, 2008
10	.20*	—	Employment Letter for Kenneth F. Khoury effective January 5, 2009 — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended December 31, 2008
10	.21*	—	Change of Control Agreement for Kenneth F. Khoury effective December 5, 2008 — incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended December 31, 2008
10	.22*	—	Form of Performance Shares Award Agreement dated as of February 2, 2006 — incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-Q for the quarter ended March 31, 2006
10	.23*	—	Form of Award Agreement dated as of February 2, 2006 — incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)
10	.24*	—	2005 Executive Value Created Incentive Plan — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 9, 2005
10	.25*	—	Form of Indemnification Agreement — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 1, 2008
10.26		—	Credit Agreement dated as of July 25, 2007 between the Company, the lenders thereto, and Wachovia Bank, National Association, as Agent, BNP Paribas, The Royal Bank of Scotland, and Guaranty Bank, as Documentation Agents, Regions Bank, as Senior Managing Agent, and JPMorgan Chase Bank, as Managing Agent — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 26, 2007
10.27		—	Waiver and First Amendment, dated as of October 10, 2007, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 11, 2007
10.28		—	Second Amendment, dated October 26, 2007, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 30, 2007
10.29		—	Third Amendment, dated as of August 7, 2008, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 8, 2008

Exhibit
Number			Exhibit Description

10.30		—	Fourth Amendment, dated as of July 31, 2009, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2009
10.31		—	Amended and Restated Credit Agreement, dated August 5, 2009, between the Company, the lenders and issuers thereto and CITIBANK, N.A., as Swing Line Lender and Agent — incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2009
10	.32*	—	2008 Beazer Homes USA, Inc. Deferred Compensation Plan, adopted effective January 1, 2008 — incorporated herein by reference to Exhibit 10.27 of the Company’s Form 10-K for the fiscal year ended September 30, 2007
10	.33*	—	Discretionary Employee Bonus Plan — incorporated herein by reference to Exhibit 10.28 of the Company’s Form 10-K for the fiscal year ended September 30, 2007
10.34		—	2010 Equity Plan — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended March 31, 2010
10.35		—	Form of 2010 Equity Incentive Plan Employee Award Agreement for Option and Restricted Stock Awards — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2010
10.36		—	Form of 2010 Equity Incentive Plan Director Award Agreement for Option and Restricted Stock Awards — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2010
10.37		—	Exchange Agreement among Beazer Homes USA, Inc. and Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd. dated as of January 15, 2010 — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated January 21, 2010
10.38		—	Junior Subordinated Indenture between Beazer Homes USA, Inc. and Wilmington Trust Company, as trustee, dated as of January 15, 2010 — incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated January 21, 2010
21		—	Subsidiaries of the Company
23		—	Consent of Deloitte & Touche LLP
31.1		—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement

(c)	Exhibits

Reference is made to Item 15(a)3 above. The following is a list of exhibits, included in item 15(a)3 above, that are filed concurrently with this report.

3.3	—	Fourth Amended and Restated Bylaws of the Company
4.23	—	First Supplemental Indenture, dated October 27, 2010, among Beazer Homes USA, Inc., the subsidiary guarantors signatory thereto and U.S. Bank National Association, as trustee
10.19	—	Change of Control Agreement for Robert L. Salomon effective February 29, 2008
21	—	Subsidiaries of the Company
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)	Financial Statement Schedules

Reference is made to Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beazer Homes USA, Inc.

Date: November 5, 2010	By:	/s/ Ian J. McCarthy
Name: Ian J. McCarthy Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date November 5, 2010	By:	/s/ Brian C. Beazer
Brian C. Beazer, Director and Non-Executive Chairman of the Board

Date November 5, 2010	By:	/s/ Ian J. McCarthy
Ian J. McCarthy, Director, President and Chief Executive Officer (Principal Executive Officer)

Date November 5, 2010	By:	/s/ Laurent Alpert
Laurent Alpert, Director

Date November 5, 2010	By:	/s/ Peter G. Leemputte
Peter G. Leemputte, Director

Date November 5, 2010	By:	/s/ Norma Provencio
Norma Provencio, Director

Date November 5, 2010	By:	/s/ Larry T. Solari
Larry T. Solari, Director

Date November 5, 2010	By:	/s/ Stephen P. Zelnak
Stephen P. Zelnak, Jr., Director

Date November 5, 2010	By:	/s/ Allan P. Merrill
Allan P. Merrill, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date November 5, 2010	By:	/s/ Robert L. Salomon
Robert Salomo, Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)