Form 10-Q
period 2010-12-31
BEAZER HOMES USA INC
filed 2011-02-08
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

Class	Outstanding at January 31, 2011

Common Stock, $0.001 par value	76,372,805 shares
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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Such factors may include:
•	the final outcome of various putative class action lawsuits, multi-party suits and similar proceedings as well as the results of any other litigation or government proceedings and fulfillment of the obligations in the Deferred Prosecution Agreement and consent orders with governmental authorities and other settlement agreements;

•	additional asset impairment charges or writedowns;

•	economic changes nationally or in local markets, including changes in consumer confidence, declines in employment levels, volatility of mortgage interest rates, uncertain availability of mortgage financing and inflation;

•	a slower economic rebound than anticipated, coupled with persistently high unemployment and additional foreclosures;

•	continued or increased downturn in the homebuilding industry;

•	estimates related to homes to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;

•	our cost of and ability to access capital and otherwise meet our ongoing liquidity needs including the impact of any downgrades of our credit ratings or reductions in our tangible net worth or liquidity levels;

•	potential inability to comply with covenants in our debt agreements, or satisfy such obligations through repayment or refinancing;

•	increased competition or delays in reacting to changing consumer preference in home design;

•	shortages of or increased prices for labor, land or raw materials used in housing production;

•	factors affecting margins such as decreased land values underlying lot option agreements, increased land development costs on communities under development or delays or difficulties in implementing initiatives to reduce production and overhead cost structure;

•	the performance of our joint ventures and our joint venture partners;

•	the impact of construction defect and home warranty claims including those related to possible installation of drywall imported from China;

•	the cost and availability of insurance and surety bonds;

•	delays in land development or home construction resulting from adverse weather conditions;

•	potential delays or increased costs in obtaining necessary permits and possible penalties for failure to comply with laws, regulations and governmental policies;

•	potential exposure related to additional repurchase claims on mortgages and loans originated by Beazer Mortgage Corporation;

•	estimates related to the potential recoverability of our deferred tax assets;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which the Company has little or no control.
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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2010	2010
ASSETS
Cash and cash equivalents	$451,744	$537,121
Restricted cash	70,624	39,200
Accounts receivable (net of allowance of $3,576 and $3,567, respectively)	27,546	32,647
Income tax receivable	5,965	7,684
Inventory
Owned inventory	1,207,941	1,153,703
Land not owned under option agreements	37,908	49,958

Total inventory	1,245,849	1,203,661
Investments in unconsolidated joint ventures	9,081	8,721
Deferred tax assets, net	7,714	7,779
Property, plant and equipment, net	24,499	23,995
Other assets	58,396	42,094

Total assets	$1,901,418	$1,902,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$32,310	$53,418
Other liabilities	190,855	210,170
Obligations related to land not owned under option agreements	22,271	30,666
Total debt (net of discounts of $26,242 and $23,617, respectively)	1,306,334	1,211,547

Total liabilities	1,551,770	1,505,801

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 180,000,000 shares authorized, 76,392,976 and 75,669,381 issued and outstanding, respectively)	76	76
Paid-in capital	619,967	618,612
Accumulated deficit	(270,395)	(221,587)

Total stockholders’ equity	349,648	397,101

Total liabilities and stockholders’ equity	$1,901,418	$1,902,902

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	December 31,
	2010	2009
Total revenue	$110,299	$213,073
Home construction and land sales expenses	98,225	186,144
Inventory impairments and option contract abandonments	686	8,550

Gross profit	11,388	18,379

Selling, general and administrative expenses	37,798	44,866
Depreciation and amortization	1,913	3,276

Operating loss	(28,323)	(29,763)
Equity in income (loss) of unconsolidated joint ventures	238	(30)
Loss on extinguishment of debt	(2,902)	—
Other expense, net	(18,066)	(19,526)

Loss from continuing operations before income taxes	(49,053)	(49,319)
Benefit from income taxes	(593)	(93,826)

(Loss) income from continuing operations	(48,460)	44,507
(Loss) income from discontinued operations, net of tax	(348)	3,492

Net (loss) income	$(48,808)	$47,999

Weighted average number of shares:
Basic	73,878	38,827
Diluted	73,878	41,939

(Loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(0.66)	$1.15
Basic (loss) earnings per share from discontinued operations	$—	$0.09
Basic (loss) earnings per share	$(0.66)	$1.24

Diluted (loss) earnings per share from continuing operations	$(0.66)	$1.09
Diluted (loss) earnings per share from discontinued operations	$—	$0.08
Diluted (loss) earnings per share	$(0.66)	$1.17
See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(48,808)	$47,999

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,967	3,424
Stock-based compensation expense	2,911	2,733
Inventory impairments and option contract abandonments	921	8,877
Deferred income tax provision (benefit)	65	(125)
Provision for doubtful accounts	9	(2,454)
Excess tax benefit from equity-based compensation	1,557	1,982
Equity in (income) loss of unconsolidated joint ventures	(63)	2,774
Cash distributions of income from unconsolidated joint ventures	38	—
Loss on extinguishment of debt	1,967	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,092	1,325
Decrease (increase) in income tax receivable	1,719	(98,964)
(Increase) decrease in inventory	(47,566)	26,848
Decrease in other assets	663	1,918
Decrease in trade accounts payable	(21,108)	(25,690)
Decrease in other liabilities	(36,342)	(30,755)
Other changes	(65)	823

Net cash used in operating activities	(137,043)	(59,285)

Cash flows from investing activities:
Capital expenditures	(2,405)	(1,346)
Investments in unconsolidated joint ventures	(1,106)	(4,515)
Increases in restricted cash	(32,819)	(15,359)
Decreases in restricted cash	1,395	17,084
Distributions from unconsolidated joint ventures	—	75

Net cash used in investing activities	(34,935)	(4,061)

Cash flows from financing activities:
Repayment of debt	(185,696)	(8,829)
Proceeds from issuance of new debt	246,387	—
Proceeds from issuance of cash secured loan	32,591	—
Debt issuance costs	(5,060)	(323)
Common stock redeemed	(64)	(134)
Excess tax benefit from equity-based compensation	(1,557)	(1,982)

Net cash provided by (used in) financing activities	86,601	(11,268)

Decrease in cash and cash equivalents	(85,377)	(74,614)
Cash and cash equivalents at beginning of period	537,121	507,339

Cash and cash equivalents at end of period	$451,744	$432,725

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (Beazer Homes or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in the Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (the 2010 Annual Report). Results from our mortgage origination business, our title insurance services and our exit markets are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented (see Note 13 for further discussion of our Discontinued Operations). We evaluated events that occurred after the balance sheet date but before the financial statements were issued or were available to be issued for accounting treatment and disclosure in accordance with Accounting Standards Codification, Subsequent Events (ASC 855).
Inventory Valuation — Held for Development. Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets no less than quarterly for recoverability. Generally, upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct and close all the homes in a typical community. However, the impact of the recent downturn in our business has significantly lengthened the estimated life of many communities. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.
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
The fair value of the homebuilding inventory held for development is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community, the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. The assumptions used in our discounted cash flow models are specific to each community tested for impairment. We have assumed limited market improvements in some communities beginning in fiscal 2011 and continuing improvement in these communities in subsequent years. We have assumed the remaining communities would have market improvements beginning in fiscal 2012.
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
Land Not Owned Under Option Agreements. In addition to purchasing land directly, we utilize lot option agreements which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Under lot option contracts our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred.
Under ASC 810 Consolidation, if the entity holding the land under option is a VIE, the Company’s deposit represents a variable interest in that entity. If the Company is determined to be the primary beneficiary of the VIE, then we are required to consolidate the VIE, though creditors of the VIE have no recourse against the Company. In recent years, the Company has canceled a significant number of lot option agreements, which has resulted in significant write-offs of the related deposits and pre-acquisition costs but has not exposed the Company to the overall risks or losses of the applicable VIEs.
In June 2009, the FASB revised its guidance regarding the determination of a primary beneficiary of a VIE. The revisions to ASC 810 were effective for the Company as of October 1, 2010. The amendments to ASC 810 replace the prior quantitative computations for determining which entity, if any, is the primary beneficiary of the VIE. The revision also increased the disclosures required about a reporting entity’s involvement with VIEs.
Under the revised provision of ASC 810, to determine whether we are the primary beneficiary of the VIE we are first required to evaluate whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with Beazer; and the ability to change or amend the existing option contract with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE and thus do not consolidate the VIE under ASC 810. If we do have the ability to control such activities, we will continue our analysis by determining if we are expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will benefit from potentially a significant amount of the VIE’s expected gains. If we are the primary beneficiary of the VIE, we will consolidate the VIE and reflect such assets and liabilities as land not owned under option agreements in our balance sheets. For VIEs we are required to consolidate, we record the remaining contractual purchase price under the applicable lot option agreement to land not owned under option agreements with an offsetting increase to obligations related to land not owned under option agreements. Also, to reflect the purchase price of this inventory consolidated, we reclassified the related option deposits from land under development to land not owned under option agreement in the accompanying consolidated balance sheets. Consolidation of these VIEs has no impact on the Company’s results of operations or cash flows.
We adopted the revised provisions of ASC 810 on October 1, 2010. For certain VIEs we determined that under the revised provisions, we do not control the activities of the VIE that most significantly impact its economic performance and, therefore, we are not the primary beneficiary of the VIE. In addition, we reviewed our non-VIE lot option agreements pursuant to ASC 470-40, Product Financing Arrangements. As a result, we deconsolidated land under four lot option agreements which reduced Land Not Owned Under Option Agreements and Obligations Related to Land Not Owned Under Options Agreements by $12.9 million.

The following provides a summary of our interests in lot option agreements as of December 31, 2010 (in thousands):

	Deposits &
	Non-refundable		Land Not Owned -
	Preacquisition	Remaining	Under Option
	Costs Incurred	Obligation	Agreements
Consolidated VIEs	$13,765	$12,164	$25,929
Other consolidated lot option agreements (a)	1,872	10,107	11,979
Unconsolidated lot option agreements	22,379	199,200	—

Total lot option agreements	$38,016	$221,471	$37,908

(a)	Represents lot option agreements with non-VIE entities that we have deemed to be “financing arrangements” pursuant to ASC 470-40, Product Financing Arrangements.
Stock-Based Compensation. Compensation cost arising from nonvested stock awards granted to employees and from non-employee stock awards is recognized as an expense using the straight-line method over the vesting period. As of December 31, 2010 and September 30, 2010, there was $11.8 million and $10.0 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at December 31, 2010 is expected to be recognized over a weighted average period of 2.4 years. For the three months ended December 31, 2010 and 2009, our total stock-based compensation expense, included in selling, general and administrative expenses (SG&A), was approximately $2.9 million ($2.0 million net of tax) and $2.7 million ($1.9 million net of tax), respectively.
Activity relating to nonvested stock awards for the three months ended December 31, 2010 is as follows:

	Three Months Ended
	December 31, 2010
		Weighted Average
		Grant Date Fair
	Shares	Value

Beginning of period	1,839,987	$14.41
Granted	729,265	4.73
Vested	(86,135)	51.13
Forfeited	(232)	4.16

End of period	2,482,885	$10.29

In addition, during the three months ended December 31, 2010 and 2009, employees surrendered 15,080 and 27,310 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $64,000 and $134,000 for the three months ended December 31, 2010 and 2009, respectively.
The fair value of each option/stock-based stock appreciation right (SSAR) grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes stock options and SSARs outstanding as of December 31, 2010, as well as activity during the three months then ended:

	Three Months Ended
	December 31, 2010
		Weighted-Average
	Shares	Exercise Price
Outstanding at beginning of period	2,578,354	$22.69
Granted	729,265	4.73
Forfeited	—	—

Outstanding at end of period	3,307,619	$18.73

Exercisable at end of period	770,643	$41.59

Vested or expected to vest in the future	3,152,850	$19.42

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We used the following assumptions for our options granted during the three months ended December 31, 2010:

Expected life of options	4.8 years
Expected volatility	51.7%
Expected discrete dividends	-
Weighted average risk-free interest rate	1.20%

Weighted average fair value	$2.11
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
The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. At December 31, 2010, the aggregate intrinsic value of SSARs/stock options outstanding was approximately $1.4 million. The aggregate intrinsic value of SSARs/stock options vested and expected to vest in the future was approximately $1.3 million and had a weighted average expected life of 3.1 years. The aggregate intrinsic value of exercisable SSARs/stock options was approximately $0.3 million.
During the first quarter of fiscal 2010, certain executive officers and directors elected to relinquish 465,933 vested and outstanding options that had exercise prices above $20 per share in order to provide additional shares for use in the Company’s January 2010 public stock offering.
Other Liabilities. Other liabilities include the following:

	December 31,	September 30,
(In thousands)	2010	2010
Income tax liabilities	$54,559	$53,508
Accrued warranty expenses	21,643	25,821
Accrued interest	19,650	35,477
Accrued and deferred compensation	20,255	31,474
Customer deposits	4,472	3,678
Other	70,276	60,212

Total	$190,855	$210,170

(2) Supplemental Cash Flow Information

	Three Months Ended
	December 31,
(In thousands)	2010	2009
Supplemental disclosure of non-cash activity:
(Decrease) increase in obligations related to land not owned under option agreements	$(8,395)	$8,179
Increase in obligation for future land purchase	15,100	—
Non-cash land acquisitions	770	—
Issuance of stock under deferred bonus stock plans	3,258	2,158

Supplemental disclosure of cash activity:
Interest payments	45,461	37,200
Income tax payments	62	55
Tax refunds received	1,824	656
(3) Investments in Unconsolidated Joint Ventures
As of December 31, 2010, we participated in certain land development joint ventures in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated joint ventures, the total equity and outstanding borrowings of these joint ventures, and our guarantees of these borrowings, as of December 31, 2010 and September 30, 2010:

	December 31,	September 30,
(In thousands)	2010	2010
Beazer’s investment in joint ventures	$9,081	$8,721
Total equity of joint ventures	299,931	298,418
Total outstanding borrowings of joint ventures	395,093	394,301
Beazer’s estimate of its maximum exposure to our repayment guarantees	15,789	15,789
The increase in our investment in unconsolidated joint ventures from September 30, 2010 to December 31, 2010 relates primarily to additional investments of $1.1 million offset by distributions of earnings in cash and lots totaling $0.8 million. For the quarters ended December 31, 2010 and 2009, our loss from joint venture activities, the impairments of our investments in certain of our unconsolidated joint ventures, and the overall equity in loss of unconsolidated joint ventures is as follows:

	Three months ended
	December 31,
(In thousands)	2010	2009
Continuing operations:
Income (loss) from joint venture activity	$330	$(30)
Impairment of joint venture investment	(92)	—

Equity in income (loss) of unconsolidated joint ventures	$238	$(30)

Reported in loss from discontinued operations, net of tax:
Loss from joint venture activity	$—	$(1)
Impairment of joint venture investment	(175)	(2,743)

Equity in loss of unconsolidated joint ventures - discontinued operations	$(175)	$(2,744)

The aggregate debt of the unconsolidated joint ventures was $395.1 million and $394.3 million at December 31, 2010 and September 30, 2010, respectively. At December 31, 2010, total borrowings outstanding include $327.9 million related to one joint venture in which we are a 2.58% partner.
South Edge LLC, one of our joint ventures is in default under its debt obligations. During fiscal 2008, the administrative agent for the lenders to this joint venture, in which we have a 2.58% investment, notified the joint venture members that it believed the joint venture was in default of certain joint venture loan agreements as a result of certain of the joint venture members not complying with all aspects of the joint ventures’ applicable agreements, including failure of the joint venture members to acquire specified parcels of land, resulting in a payment default. In December 2008, the lenders filed individual lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. On December 9, 2010, three lenders filed an involuntary bankruptcy petition against the joint venture. On February 3, 2011, the bankruptcy court granted this petition and the motion for appointment of a trustee. As a result of this ruling, we expect the lenders to the joint venture to attempt to enforce the repayment guaranty under the debt agreement. The joint venture intends to appeal the involuntary bankruptcy ruling. The Company’s current estimate of our portion of this repayment guaranty is $14.5 million plus certain interest and fees. We are also evaluating our defenses to a claim under the repayment guaranty. Any payments pursuant to the repayment guaranty would reduce the amount of the debt owed by South Edge LLC and would give each payor lien rights against or title to its share of the property currently owned by the joint venture. In addition to the repayment guaranty to the lenders, we, as a member of the joint venture, continue to have obligations for infrastructure and other development costs as provided for in the joint venture agreement. At this time, these costs cannot be quantified due to, among other things, uncertainty over the future development configuration of the project and the related costs, market conditions, uncertainty over the remaining infrastructure deposits and previously filed bankruptcies of other joint venture members. Given the recent bankruptcy court ruling, we have accrued $15.1 million as of December 31, 2010 related to our estimated obligation under the repayment guaranty. We have also recorded $15.1 million to Other Assets representing our future land purchase rights from the ultimate payment of the repayment guaranty. Because there are uncertainties with respect to the value of the lien rights or title to our share of the underlying property, we may be required to record adjustments to the carrying value of these recognized Other Assets in future periods as better information becomes available.
Due to discussions with our other joint venture members and based on the Company’s revised estimates regarding the realizability of our investment, the Company impaired our equity interest of $8.8 million in this joint venture during the second quarter of fiscal 2010. In addition, one member of the joint venture filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members failed to perform under the applicable membership agreements. The arbitration panel issued its decision on July 6, 2010 and the plaintiffs filed an appeal which is currently pending review. The Company does not believe that its proportional share of the arbitration proceeding award is considered material to our consolidated financial position or results of operations (see note 9 for additional information regarding these legal actions). The Company has recorded an accrual for such matter.
Our joint ventures typically obtain secured acquisition, development and construction financing. Generally Beazer and our joint venture partners provide varying levels of guarantees of debt and other obligations for our unconsolidated joint ventures. At December 31, 2010, these guarantees included, for certain joint ventures, construction completion guarantees, repayment guarantees and environmental indemnities.
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
Construction Completion Guarantees
We and our joint venture partners may be obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development. Provided the joint venture and the partners are not in default under any loan provisions, the project lenders typically are obligated to fund these improvements through any financing commitments available under the applicable loans. A majority of these construction completion guarantees are joint and several with our partners. In those cases, we generally have a reimbursement arrangement with our partner which provides that neither party is responsible for more than its proportionate share of the guarantee. However, if our joint venture partner does not have adequate financial resources to meet its obligations under such reimbursement arrangement, we may be liable for more than our proportionate share, up to our maximum exposure, which is the full amount covered by the relevant joint and several guarantee. The guarantees cover a specific scope of work, which may range from an individual development phase to the completion of the entire project. As of December 31, 2010, we have a completion guarantee related to one joint venture loan which also has a repayment guarantee associated with it. No accrual has been recorded, as losses, if any, related to construction completion guarantees are both not probable and not reasonably estimable.
Loan-to-Value Maintenance Agreements
As of December 31, 2010 and September 30, 2010, we do not have any obligations related to LTV guarantees. We and our joint venture partners may provide credit enhancements to acquisition, development and construction borrowings in the form of loan-to-value maintenance agreements, which can limit the amount of additional funding provided by the lenders or require repayment of the borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the borrowings. The agreements generally require periodic reappraisals of the underlying property value. To the extent that the underlying property gets reappraised, the amount of the exposure under the loan-to value-maintenance (LTV) guarantee would be adjusted accordingly and any such change could be significant. In certain cases, we may be required to make a re-balancing payment following a reappraisal in order to reduce the applicable loan-to-value ratio to the required level. During the first quarter of fiscal 2010, the Company and its joint venture partner reached an agreement with the lender of a joint venture to release the LTV guarantee and extend the related loan maturity up to two years in exchange for a loan repayment of $7.4 million. The Company invested an additional $3.9 million in the joint venture to facilitate this repayment during fiscal 2010.
Repayment Guarantees
We and our joint venture partners have repayment guarantees related to certain joint ventures’ borrowings. These repayment guarantees require the repayment of all or a portion of the debt of the unconsolidated joint venture only in the event the joint venture defaults on its obligations under the borrowing or in some cases only in the event the joint venture files for bankruptcy. Our estimate of Beazer’s maximum exposure to our repayment guarantees related to the outstanding debt of its unconsolidated joint ventures was $15.8 million at both December 31, 2010 and September 30, 2010, of which $15.1 million has been recorded in Other Liabilities as of December 31, 2010.
Environmental Indemnities
Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. For the three months ended December 31, 2010 and 2009, we were not required to make any payments related to environmental indemnities. No accrual has been recorded, as losses, if any, related to environmental indemnities are both not probable and not reasonably estimable
(4) Inventory

	December 31,	September 30,
(In thousands)	2010	2010
Homes under construction	$216,867	$210,104
Development projects in progress	482,405	444,062
Land held for future development	376,336	382,889
Land held for sale	44,059	36,259
Capitalized interest	43,433	36,884
Model homes	44,841	43,505

Total owned inventory	$1,207,941	$1,153,703

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 453 ($75.7 million) and 423 ($71.5 million) completed homes that were not subject to a sales contract (spec homes) at December 31, 2010 and September 30, 2010, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale as of December 31, 2010 principally included land held for sale in the markets we have decided to exit including Colorado, Jacksonville, Florida and Charlotte, North Carolina.

Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	December 31, 2010				September 30, 2010
	Projects in	Held for Future	Land Held	Total Owned	Projects in	Held for Future	Land Held	Total Owned
	Progress	Development	for Sale	Inventory	Progress	Development	for Sale	Inventory
West Segment	$304,859	$311,158	$3,288	$619,305	$281,912	$311,472	$5,273	$598,657
East Segment	284,462	41,142	4,887	330,491	269,210	47,381	1,376	317,967
Southeast Segment	129,427	24,036	6,708	160,171	121,509	24,036	—	145,545
Unallocated	61,987	—	—	61,987	53,157	—	—	53,157
Discontinued Operations	6,811	—	29,176	35,987	8,767	—	29,610	38,377

Total	$787,546	$376,336	$44,059	$1,207,941	$734,555	$382,889	$36,259	$1,153,703

Inventory Impairments. The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Development projects and homes in process (Held for Development)
West	$101	$2,547
East	109	917
Southeast	48	3,142
Unallocated	—	880

Subtotal	$258	$7,486

Land Held for Sale
West	$(51)	$1,061
East	—	—
Southeast	211	—

Subtotal	$160	$1,061

Lot Option Abandonments
West	$43	$—
East	90	1
Southeast	135	2

Subtotal	$268	$3

Continuing Operations	$686	$8,550

Discontinued Operations
Held for Development	$178	$277
Land Held for Sale	57	50

Subtotal	$235	$327

Total Company	$921	$8,877

Held for development impairments during the three months ended December 31, 2010 related to individual homes in backlog at negative margins in otherwise performing communities. There were no held for development impairments related to our estimated cash flow impairment calculations for the three months ended December 31, 2010. The inventory held for development that was impaired during the three months ended December 31, 2009 was based on our estimated discounted cash flow impairment calculations. The fair value below represents the fair value immediately after a community’s impairment, or the last impairment taken for communities impaired multiple times ($ in millions):

December 31,
2009
Discount Rate — low	17%
Discount Rate — high	20%
Continuing operations
Communities impaired	7
Lots impaired	379
Estimated fair value	$13,997

Discontinued operations
Communities impaired	1
Lots impaired	13
Estimated fair value	$1,511
During these periods, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates led to additional impairments in certain communities during the first quarter of fiscal 2010. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material. The impairments recorded on our held for development inventory for the three months ended December 31, 2009, primarily resulted from the competitive market conditions in those specific submarkets for the product and locations of these communities.
The impairments on land held for sale above represent further write downs of these properties to net realizable value, less estimated costs to sell and are as a result of challenging market conditions and our review of recent comparable transactions. The negative impairment in our West segment for the three months ended December 31, 2010 is due to our strategic decision to develop a previously held-for-sale land position and the reversal of the related estimated selling cost accrual for that property.
Lot Option Contract Abandonments. We have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded lot option abandonment charges during the three months ended December 31, 2010 and 2009 as indicated in the table above. The abandonment charges relate to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan.
We expect to exercise, subject to market conditions, most of our remaining option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised.

(5) Interest
Our ability to capitalize all interest incurred during the three months ended December 31, 2010 and 2009 has been limited by our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Capitalized interest in inventory, beginning of period	$36,884	$38,338
Interest incurred	32,366	33,180
Capitalized interest impaired	—	(632)
Interest expense not qualified for capitalization and included as other expense	(18,923)	(20,532)
Capitalized interest amortized to house construction and land sales expenses	(6,894)	(11,384)

Capitalized interest in inventory, end of period	$43,433	$38,970

(6) Earnings Per Share and Share Repurchases
Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2010	2009
(Loss) income from continuing operations	$(48,460)	$44,507
(Loss) income from discontinued operations, net of tax	(348)	3,492

Net (loss) income	$(48,808)	$47,999

Weighted average number of shares outstanding — basic	73,878	38,827
Basic (loss) earnings per share from continuing operations	$(0.66)	$1.15
Basic (loss) earnings per share from discontinued operations	$—	$0.09
Basic (loss) earnings per share	$(0.66)	$1.24

Diluted:
Interest on convertible debt -net of taxes	$—	$1,174

(Loss) income from continuing operations for diluted EPS	$(48,460)	$45,681
(Loss) income from discontinued operations, net of tax for diluted EPS	(348)	3,492

(Loss) income for diluted EPS	$(48,808)	$49,173

Weighted average number of shares outstanding — basic	73,878	38,827
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	—	3,112

Weighted average number of shares outstanding — diluted	73,878	41,939

Diluted (loss) earnings per share from continuing operations	$(0.66)	$1.09
Diluted (loss) earnings per share from discontinued operations	$—	$0.08
Diluted (loss) earnings per share	$(0.66)	$1.17
In computing diluted loss per share for the three months ended December 31, 2010, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. In computing diluted earnings per share for the three months ended December 31, 2009, options/SSARs to purchase 2.1 million shares of common stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

During the fiscal quarters ended December 31, 2010 and 2009, we did not repurchase any shares in the open market. Any future stock repurchases as allowed by our debt covenants must be approved by the Company’s Board of Directors or its Finance Committee.
(7) Borrowings
At December 31, 2010 and September 30, 2010 we had the following long-term debt (in thousands):

		December 30,	September 30,
	Maturity Date	2010	2010
Secured Revolving Credit Facility	August 2011	$—	$—

6 1/2% Senior Notes	November 2013	—	164,473
6 7/8% Senior Notes	July 2015	197,454	209,454
8 1/8% Senior Notes	June 2016	172,879	180,879
12% Senior Secured Notes	October 2017	250,000	250,000
9 1/8% Senior Notes	June 2018	300,000	300,000
9 1/8% Senior Notes	May 2019	250,000	—
TEU Senior Amortizing Notes	August 2013	13,490	14,594
Unamortized debt discounts		(26,242)	(23,617)

Total Senior Notes, net		1,157,581	1,095,783

Mandatory Convertible Subordinated Notes	January 2013	57,500	57,500
Junior subordinated notes	July 2036	47,986	47,470
Cash Secured Loan	December 2018	32,591	—
Other secured notes payable	Various Dates	10,676	10,794

Total debt, net		$1,306,334	$1,211,547

Secured Revolving Credit Facility —On August 5, 2009, we entered into an amendment to our Secured Revolving Credit Facility that reduced the size of the facility to $22 million. The Secured Revolving Credit Facility is provided by one lender. The Secured Revolving Credit Facility provides for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of December 31, 2010, we have elected to cash collateralize all letters of credit; however, we have pledged approximately $953.0 million of inventory assets to our Senior Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of December 31, 2010 or September 30, 2010.
We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our Senior Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $92.2 million. As of December 31, 2010 and September 30, 2010, we have secured letters of credit using cash collateral in restricted accounts totaling $38.0 million and $38.8 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.
Senior Notes - The majority of our Senior Notes are unsecured or secured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Secured Revolving Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At December 31, 2010, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, certain indentures require us to offer to purchase 10%

of the original amount of the Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $62.5 million of notes, based on the original amounts of the applicable notes; however, this amount may be reduced by certain Senior Note repurchases (potentially at less than par) made after the triggering date. As of December 31, 2010, our consolidated tangible net worth was $297.3 million.
On January 8, 2010, we redeemed our 8 5/8% Senior Notes due 2011 at par totaling $127.3 million. This redemption resulted in a loss on debt extinguishment of $0.9 million due primarily to the acceleration of debt discount and issuance costs. In May 2010, we redeemed our 8 3/8% Senior Notes due 2012 at par for a total of $303.6 million. This redemption resulted in a loss on debt extinguishment of $2.9 million, which included the acceleration of debt issuance cost amortization. In addition, during the fiscal year ended September 30, 2010, we redeemed for cash all of the outstanding Convertible Senior Notes for a total of $155.5 million. The redemption resulted in a loss on debt extinguishment of $6.2 million, which included the acceleration of debt issuance cost amortization.
On September 11, 2009, we issued and sold $250 million aggregate principal amount of our 12% Senior Secured Notes due 2017 (Senior Secured Notes) through a private placement. The Senior Secured Notes were issued at a price of 89.5% of their face amount (before underwriting and other issuance costs). Interest on the Senior Secured Notes is payable semi-annually in cash in arrears. During the quarter ended March 31, 2010, we completed an offer to exchange substantially all of the $250 million 12% Senior Secured Notes due 2017 (the Senior Secured Notes), which were registered under the Securities Act of 1933. The Senior Secured Notes were issued under an indenture, dated as of September 11, 2009. The indenture contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on assets of the Company. Upon a change of control, as defined, the indenture requires us to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. If we sell certain assets and do not reinvest the net proceeds in compliance with the indenture, then we must use the net proceeds to offer to repurchase the Senior Secured Notes at 100% of their principal amount, plus accrued and unpaid interest. After October 15, 2012, we may redeem some or all of the Senior Secured Notes at redemption prices set forth in the indenture. The Senior Secured Notes are secured on a second priority basis by, subject to exceptions specified in the related agreements, substantially all of the tangible and intangible assets of the Company as defined.
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
Also in May 2010, we issued 3 million 7.25% tangible equity units (TEUs) which were comprised of prepaid stock purchase contracts and senior amortizing notes. The amortizing notes had an aggregate initial principal amount of $15,738,000 as determined under the relative fair value method. These notes pay quarterly installments of principal and interest aggregating approximately $1.4 million per quarter through August 15, 2013, and in the aggregate, these installments will be equivalent to a 7.25% cash payment per year with respect to each $25 stated amount of the TEUs. The amortizing notes are unsecured senior obligations and rank equally with all of our other unsecured indebtedness. If we elect to settle the prepaid stock purchase contracts early, we may be required to repurchase certain amortizing notes, plus accrued and unpaid interest as provided for in the TEU agreement.
In November 2010, we issued $250 million aggregate principal amount of 9 1/8% Senior Notes due May 15, 2019. Interest on these notes is payable semi-annually in cash in arrears, commencing on May 15, 2011. These notes are unsecured and rank equally with our unsecured indebtedness. We may, at our option, redeem the 9 1/8% Senior Notes in whole or in part at any time at specified redemption prices which include a “make whole” provision through May 15, 2014.
During the three months ended December 31, 2010, we redeemed or repurchased in open market transactions $184.5 million principal amount of our Senior Notes ($164.5 million of 6 1/2% Senior Notes due 2013, $12.0 million of 6 7/8% Senior Notes due 2015 and $8.0 million of 8 1/8% Senior Notes due 2016). The aggregate purchase price was $185.4 million, including accrued and unpaid interest as of the purchase date. The redemption/repurchase of the notes resulted in a $2.9 million pre-tax loss on extinguishment of debt, net of unamortized discounts and debt issuance costs related to these notes. All Senior Notes redeemed/repurchased by the Company were cancelled.
Mandatory Convertible Subordinated Notes — On January 12, 2010, we issued $57.5 million aggregate principal amount of 7 1/2% Mandatory Convertible Subordinated Notes due 2013 (the Mandatory Convertible Subordinated Notes). Interest on the

Mandatory Convertible Subordinated Notes is payable quarterly in cash in arrears. Holders of the Mandatory Convertible Subordinated Notes have the right to convert their notes, in whole or in part, at any time prior to maturity, into shares of our common stock at a variable conversion rate based on the price of our stock. The conversion rate will range from 4.4547 to 5.4348 shares per $25 principal amount of notes. If our consolidated tangible net worth is less than $85 million as of the last day of a fiscal quarter, the Company has the right to require holders to convert all of the notes then outstanding for shares of our common stock at the maximum conversion rate. On the stated maturity date, the Mandatory Convertible Subordinated Notes, unless previously converted, will automatically convert into shares of our common stock, based on the conversion rate applicable on that date.
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
The aforementioned exchange has been accounted for as an extinguishment of debt as there has been a significant modification of cash flows and, as such, the New Junior Notes were recorded at their estimated fair value at the exchange date. Over the remaining life of the New Junior Notes, we will increase their carrying value until this carrying value equals the face value of the notes. During the quarter ended March 31, 2010, we recorded a pre-tax gain on extinguishment of $53.6 million in connection with this exchange. As of December 31, 2010, the unamortized accretion was $52.8 million and will be amortized over the remaining life of the notes.
As of December 31, 2010, we were in compliance with all covenants under our Senior Notes.
Cash Secured Loans — In November 2010, we entered into two separate loan facilities for a combined total of $275 million. Borrowing under the cash secured loan facilities will replenish cash used to repay or repurchase the Company’s debt and would be considered “refinancing indebtedness” under certain of the Company’s existing indentures and debt covenants. However, because the loans are fully collateralized by cash equal to the loan amount, the loans do not provide liquidity to the Company.
The lenders of these facilities may put the outstanding loan balances to the Company at the two or four year anniversaries of the loan. The loan matures in seven years. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our unaudited condensed consolidated balance sheet as of December 31, 2010. We borrowed $32.6 million at inception of the loans and have the right for additional borrowings within the first six months of the closing. The cash secured loan has an interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing. We intend to draw down under the cash secured loans prior to May 2011 to protect refinancing capacity available under our covenant refinancing basket related to previous or future debt repayments.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of December 31, 2010 and September 30, 2010, we had outstanding notes payable of $10.7 million and $10.8 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2013 and had fixed rates ranging from 7.3% to 9.0% at December 31, 2010. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

(8) Income Taxes
For the three months ended December 31, 2010, our tax benefit from continuing operations was $0.6 million. The principal difference between our effective rate and the U.S. federal statutory rate for the three months ended December 31, 2010 relates to our valuation allowance.
During fiscal 2008, we determined that we did not meet the more likely than not standard that substantially all of our deferred tax assets would be realized and therefore, we established a valuation allowance for substantially all of our deferred tax assets.
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
As of December 31, 2010, our valuation allowance was $460.3 million and we expect to continue to add to our gross deferred tax assets for anticipated NOLs that will not be limited by Section 382.
In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. The IRS is currently conducting a routine examination of our federal income tax returns for fiscal years 2007 through 2009, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal 2006 and subsequent years.
During the first quarter of fiscal 2011, there have been no material changes to the components of the Company’s total unrecognized tax benefits, including any amount which, if recognized, would affect our effective tax rate.
(9) Contingencies
Beazer Homes and certain of its subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions that include claims related to Chinese drywall. The Company is subject to the possibility of loss contingencies arising in its business. In determining loss contingencies, we consider the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated.
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
As of December 31, 2010, our warranty reserves include an estimate for the repair of less than 60 homes in Florida where certain of our subcontractors installed defective Chinese drywall in homes that were delivered during our 2006 and 2007 fiscal years. As of December 31, 2010, we have completed repairs on approximately 56% of these homes and have begun repairing a number of the remaining homes. We are inspecting additional homes in order to determine whether they also contain the defective Chinese drywall. The outcome of these inspections and potential future inspections or an unexpected increase in repair costs may require us to increase our warranty reserve in the future. However, the amount of additional liability, if any, is not reasonably estimable. In addition, the Company has been named as a defendant in a number of legal actions related to defective Chinese drywall (see Other Matters below).
As a result of our analyses, we adjust our estimated warranty liabilities. While we believe that our warranty reserves are adequate as of December 31, 2010, historical data and trends may not accurately predict actual warranty costs or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows (in thousands):

	Three Months Ended
	December 31,
	2010	2009

Balance at beginning of period	$25,821	$30,100
Accruals for warranties issued	874	1,718
Changes in liability related to warranties existing in prior periods	(2,000)	(335)
Payments made	(3,052)	(3,123)

Balance at end of period	$21,643	$28,360

Litigation
ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan against the Company and certain employees and directors of the Company. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (ERISA), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently making similar allegations and the court consolidated these five lawsuits. The parties reached a settlement which was largely funded by insurance proceeds. Under the terms of the settlement, the lawsuit was dismissed with prejudice and there was a release of all claims. The court approved the settlement and entered a final order of dismissal on November 15, 2010.
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
Beazer Homes and several subsidiaries were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999, to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. The parties have resolved this litigation. Pursuant to the settlement agreement, plaintiffs dismissed with prejudice all claims of the named plaintiffs and each side was responsible for its cost and fees. Except for its own defense costs, the Company made no payment. The case has now been dismissed with prejudice.
On June 3, 2009, a purported class action complaint was filed by the owners of one of our homes in our Magnolia Lakes’ community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was filed in the Circuit Court for Lee County, Florida on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney’s fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other complaints filed in the multidistrict litigation. We believe that the claims asserted in these actions are governed by its home warranty or are without merit. Accordingly, the Company intends to vigorously defend against this litigation. Furthermore, the Company has offered to repair all Beazer homes affected by defective Chinese drywall pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, the vast majority of affected Beazer homeowners have accepted the Company’s offer to repair. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs.
During fiscal 2008, the administrative agent for the lenders of one of our unconsolidated joint ventures filed individual lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. We are a 2.58% member in this joint venture (see Note 3 for additional information). An estimate of probable loss or range of loss, if any cannot presently be made. In addition, one member of the joint venture filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members failed to perform under the applicable membership agreements. The arbitration panel issued its decision on July 6, 2010 and denied the plaintiff’s claims for specific performance claims and awarded damages in an amount well below the amount claimed. The Company does not believe that its proportional share of the award is material to our consolidated financial position or results of operations. The arbitration award was confirmed by the United States District Court and is now on appeal to the United States Court of Appeals for the Ninth Circuit. On December 9, 2010, three lenders filed an involuntary bankruptcy petition against the joint venture. On February 3, 2011, the bankruptcy court granted this petition and the motion for appointment of a trustee. As a result of this ruling, we expect the lenders to attempt to enforce the repayment guaranty under the debt agreement. The joint venture intends to appeal the grant of the involuntary bankruptcy. We are evaluating our defenses to a claim under the repayment guaranty. Given the recent bankruptcy court ruling, we have accrued $15.1 million as of December 31, 2010 related to our estimated obligation under the repayment guaranty. We have also recorded $15.1 million to Other Assets representing our future land purchase rights from the ultimate payment of the repayment guaranty. Because there are uncertainties with respect to the value of the lien rights or title to our share of the underlying property, we may be required to record adjustments to the carrying value of these recognized Other Assets in future periods as better information becomes available.
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
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for fiscal 2011 and each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will also be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million of which $16 million has been paid as of December 31, 2010. As of December 31, 2010 and December 31, 2009, we had accrued approximately $1 million for future obligations under the DPA and HUD agreements. The $1.0 million accrued as of December 31, 2009 was paid in November 2010. We believe that our accrual for this liability is appropriate as of December 31, 2010, however, positive adjusted EBITDA in future years will require us to incur additional expense in the future.
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our communities completed or under construction. The EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. The parties have agreed to settle this matter and have executed a Consent Decree which is subject to public comment and subsequent court approval. The terms of the Consent Decree will constitute a final judgment and the Company will not admit any liability. The Company has accrued a liability for this matter which is not material to our financial position or results of operations and is included in the total litigation accrual discussed below. The Company has established a comprehensive stormwater management program to ensure compliance with the Clean Water Act, similar state regulations and the terms of the Consent Decree itself.
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
We have accrued $32.9 million and $18.0 million in other liabilities related to all of the above matters as of December 31, 2010 and September 30, 2010, respectively.
We had outstanding letters of credit and performance bonds of approximately $36.9 million and $181.5 million, respectively, at December 31, 2010 related principally to our obligations to local governments to construct roads and other improvements in various developments. Our outstanding letters of credit include $3.7 million relating to our lot option contracts discussed in Note 1.
We operated Beazer Mortgage Corporation (BMC) from 1998 through February 2008 to offer mortgage financing to the buyers of our homes. BMC entered into various agreements with mortgage investors for the origination of mortgage loans. Underwriting decisions were not made by BMC but by the investors or third-party service providers. To date, we have received requests to repurchase fewer than 100 mortgage loans from various investors. While we have not been required to repurchase any mortgage loans, we have established an immaterial amount as a reserve for the repurchase of mortgage loans originated by BMC. We cannot rule out the potential for additional mortgage loan repurchase claims in the future, although, at this time, we do not believe that the exposure related to any such additional claims would be material to our consolidated financial position or results of operation. As of December 31, 2010, no liability has been recorded for any such additional claims as such exposure is not both probable and reasonably estimable.
(10) Fair Value Measurements
As of December 31, 2010, we had no assets or liabilities in our unaudited condensed consolidated balance sheets that were required to be measured at fair value on a recurring basis. Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 — Quoted prices in active markets for identical assets or liabilities; Level 2 — Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 — Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability. The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the three months ended December 31, 2010 and 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Three Months Ended December 31, 2010:
Land held for sale	—	—	6,708	6,708
Joint venture investments	—	—	—	—

Three Months Ended December 31, 2009:
Development projects in progress	—	—	15,500	15,500
Land held for sale	—	—	2,039	2,039
Joint venture investments	—	—	4,060	4,060

As previously disclosed, we review our long-lived assets, including inventory for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair values of our investments in unconsolidated joint ventures are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. During the three months ended December 31, 2010, we recorded total impairments, including discontinued operations, of $0.2 million and $0.3 million for land held for sale and joint venture investments, respectively. During the three months ended December 31, 2009, we recorded total impairments, including discontinued operations, of $7.8 million, $1.1 million and $2.7 million for development projects in progress, land held for sale, and joint venture investments, respectively. See Notes 1, 3 and 4 for additional information related to the fair value accounting for the assets listed above.
Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter.
The fair value of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, cash secured loan and other secured notes payable approximate their carrying amounts due to the short maturity of these assets and liabilities. Obligations related to land not owned under option agreements are recorded at estimated fair value. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

	As of December 31, 2010		As of September 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior Notes	$1,157,581	$1,196,071	$1,095,783	$1,093,855
Mandatory Convertible Subordinated Notes	57,500	64,814	57,500	61,525
Junior Subordinated Notes	47,986	47,986	47,470	47,470

	$1,263,067	$1,308,871	$1,200,753	$1,202,850

The estimated fair values shown above for our publicly held Senior Notes and Mandatory Convertible Subordinated Notes have been determined using quoted market rates. The fair value of our publicly held junior subordinated notes is estimated by discounting scheduled cash flows through maturity. The discount rate is estimated using market rates currently being offered on loans with similar terms and credit quality. Judgment is required in interpreting market data to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.
(11) Segment Information
We have three homebuilding segments operating in 16 states. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Our reportable segments, described below, have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. In alignment therewith, during the fourth quarter of fiscal year 2010, we moved our Raleigh, North Carolina market from our East segment to our Southeast segment. The reportable homebuilding segments and all other homebuilding operations, not required to be reported separately, include operations conducting business in the following states:
West: Arizona, California, Nevada and Texas
East: Delaware, Indiana, Maryland, New Jersey, New York, Pennsylvania, Tennessee (Nashville) and Virginia
Southeast: Florida, Georgia, North Carolina (Raleigh), and South Carolina
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

	Three Months Ended
	December 31,
	2010	2009
Revenue
West	$39,548	$85,793
East	50,214	88,803
Southeast	20,537	38,477

Continuing Operations	$110,299	$213,073

	Three Months Ended
	December 31,
	2010	2009
Operating loss
West	$(3,172)	$2,881
East	60	4,781
Southeast	(1,295)	468

Segment total	(4,407)	8,130
Corporate and unallocated (a)	(23,916)	(37,893)

Total operating loss	(28,323)	(29,763)

Equity in income (loss) of unconsolidated joint ventures	238	(30)
Loss on extinguishment of debt	(2,902)	—
Other expense, net	(18,066)	(19,526)

Loss from continuing operations before income taxes	$(49,053)	$(49,319)

	Three Months Ended
	December 31,
	2010	2009
Depreciation and amortization
West	$552	$1,227
East	503	1,040
Southeast	127	403

Segment total	1,182	2,670

Corporate and unallocated (a)	731	606

Continuing Operations	$1,913	$3,276

	December 31,	September 30,
	2010	2010
Assets
West	$656,957	$630,376
East	343,012	333,648
Southeast	182,484	169,496
Corporate and unallocated (b)	682,066	727,681
Discontinued operations	36,899	41,701

Consolidated total	$1,901,418	$1,902,902

	Three Months Ended
	December 31,
	2010	2009
Capital Expenditures
West	$684	$612
East	486	348
Southeast	415	208
Corporate and unallocated	800	177
Discontinued operations	20	1

Consolidated total	$2,405	$1,346

(a)	Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs.

(b)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other corporate items that are not allocated to the segments.
(12) Supplemental Guarantor Information
As discussed in Note 7, our obligations to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of our subsidiaries. Certain of our immaterial subsidiaries do not guarantee our Senior Notes or our Secured Revolving Credit Facility. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. We have determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented.

Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
December 31, 2010
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

ASSETS
Cash and cash equivalents	$455,509	$451	$105	$(4,321)	$451,744
Restricted cash	70,355	269	—	—	70,624
Accounts receivable (net of allowance of $3,576)	—	27,538	8	—	27,546
Income tax receivable	5,965	—	—	—	5,965
Owned inventory	—	1,207,941	—	—	1,207,941
Consolidated land not owned under option agreements	—	37,908	—	—	37,908
Investments in unconsolidated joint ventures	773	8,308	—	—	9,081
Deferred tax assets	7,714	—	—	—	7,714
Property, plant and equipment, net	—	24,499	—	—	24,499
Investments in subsidiaries	197,354	—	—	(197,354)	—
Intercompany	959,128	(967,210)	3,761	4,321	—
Other assets	22,300	31,821	4,275	—	58,396

Total assets	$1,719,098	$371,525	$8,149	$(197,354)	$1,901,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$32,310	$—	$—	$32,310
Other liabilities	72,722	114,337	3,796	—	190,855
Intercompany	1,070	—	(1,070)	—	—
Obligations related to land not owned under option agreements	—	22,271	—	—	22,271
Total debt (net of discounts of $26,242)	1,295,658	10,676	—	—	1,306,334

Total liabilities	1,369,450	179,594	2,726	—	1,551,770

Stockholders’ equity	349,648	191,931	5,423	(197,354)	349,648

Total liabilities and stockholders’ equity	$1,719,098	$371,525	$8,149	$(197,354)	$1,901,418

Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
September 30, 2010
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
|	| | | |
ASSETS
Cash and cash equivalents	$530,847	$8,343	$200	$(2,269)	$537,121
Restricted cash	38,781	419	—	—	39,200
Accounts receivable (net of allowance of $3,567)	—	32,632	15	—	32,647
Income tax receivable	7,684	—	—	—	7,684
Owned inventory	—	1,153,703	—	—	1,153,703
Consolidated land not owned under option agreements	—	49,958	—	—	49,958
Investments in unconsolidated joint ventures	773	7,948	—	—	8,721
Deferred tax assets	7,779	—	—	—	7,779
Property, plant and equipment, net	—	23,995	—	—	23,995
Investments in subsidiaries	233,507	—	—	(233,507)	—
Intercompany	846,471	(857,409)	8,669	2,269	—
Other assets	20,434	17,163	4,497	—	42,094

Total assets	$1,686,276	$436,752	$13,381	$(233,507)	$1,902,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$53,418	$—	$—	$53,418
Other liabilities	87,354	118,534	4,282	—	210,170
Intercompany	1,068	—	(1,068)	—	—
Obligations related to land not owned under option agreements	—	30,666	—	—	30,666
Total debt (net of discounts of $23,617)	1,200,753	10,794	—	—	1,211,547

Total liabilities	1,289,175	213,412	3,214	—	1,505,801

Stockholders’ equity	397,101	223,340	10,167	(233,507)	397,101

Total liabilities and stockholders’ equity	$1,686,276	$436,752	$13,381	$(233,507)	$1,902,902

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
Three Months Ended December 31, 2010	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Total revenue	$—	$110,299	$251	$(251)	$110,299

Home construction and land sales expenses	6,894	91,582	—	(251)	98,225
Inventory impairments and option contract abandonments	—	686	—	—	686

Gross (loss) profit	(6,894)	18,031	251	—	11,388

Selling, general and administrative expenses	—	37,766	32	—	37,798

Depreciation and amortization		1,913	—		1,913

Operating (loss) income	(6,894)	(21,648)	219	—	(28,323)

Equity in income of unconsolidated joint ventures	—	238	—	—	238

Loss on extinguishment of debt	(2,902)	—	—	—	(2,902)
Other (expense) income, net	(18,923)	830	27	—	(18,066)

(Loss) income before income taxes	(28,719)	(20,580)	246	—	(49,053)
(Benefit from) provision for income taxes	(11,163)	10,484	86	—	(593)
Equity in (loss) income of subsidiaries	(30,904)	—	—	30,904	—

(Loss) income from continuing operations	(48,460)	(31,064)	160	30,904	(48,460)
Loss from discontinued operations	—	(345)	(3)	—	(348)
Equity in (loss) income of subsidiaries	(348)	—	—	348	—

Net (loss) income	$(48,808)	$(31,409)	$157	$31,252	$(48,808)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
Three Months Ended December 31, 2009	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Total revenue	$—	$213,073	$956	$(956)	$213,073

Home construction and land sales expenses	11,384	175,716	—	(956)	186,144
Inventory impairments and option contract abandonments	632	7,918	—	—	8,550

Gross (loss) profit	(12,016)	29,439	956	—	18,379

Selling, general and administrative expenses	—	44,839	27	—	44,866

Depreciation and amortization		3,276	—		3,276

Operating (loss) income	(12,016)	(18,676)	929	—	(29,763)

Equity in loss of unconsolidated joint ventures	—	(30)	—	—	(30)
Other (expense) income, net	(20,532)	986	20	—	(19,526)

(Loss) income before income taxes	(32,548)	(17,720)	949	—	(49,319)
(Benefit from) provision for income taxes	(12,287)	(81,871)	332	—	(93,826)
Equity in income of subsidiaries	64,768	—	—	(64,768)	—

Income from continuing operations	44,507	64,151	617	(64,768)	44,507
Income (loss) from discontinued operations	—	3,493	(1)	—	3,492
Equity in income (loss) of subsidiaries	3,492	—	—	(3,492)	—

Net income	$47,999	$67,644	$616	$(68,260)	$47,999

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Cash Flow Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
For the three months ended December 31, 2010	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Net cash used in operating activities	$(26,880)	$(110,063)	$(100)	$—	$(137,043)

Cash flows from investing activities:
Capital expenditures	—	(2,405)	—	—	(2,405)
Investments in unconsolidated joint ventures	—	(1,106)	—	—	(1,106)
Increase in restricted cash	(32,708)	(111)	—	—	(32,819)
Decrease in restricted cash	1,134	261	—	—	1,395

Net cash used in investing activities	(31,574)	(3,361)	—	—	(34,935)

Cash flows from financing activities:
Repayment of debt	(185,578)	(118)	—	—	(185,696)
Proceeds from issuance of new debt	246,387	—	—	—	246,387
Proceeds from issuance of cash secured loan	32,591	—	—	—	32,591
Debt issuance costs	(5,060)	—	—	—	(5,060)
Common stock redeemed	(64)	—	—	—	(64)
Excess tax benefit from equity based compensation	(1,557)	—	—	—	(1,557)
Advances to/from subsidiaries	(103,603)	105,650	5	(2,052)	—

Net cash (used in) provided by financing activities	(16,884)	105,532	5	(2,052)	86,601

Decrease in cash and cash equivalents	(75,338)	(7,892)	(95)	(2,052)	(85,377)
Cash and cash equivalents at beginning of period	530,847	8,343	200	(2,269)	537,121

Cash and cash equivalents at end of period	$455,509	$451	$105	$(4,321)	$451,744

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
For the three months ended December 31, 2009	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Net cash (used in) provided by operating activities	$(136,825)	$79,791	$(2,251)	$—	$(59,285)

Cash flows from investing activities:
Capital expenditures	—	(1,346)	—	—	(1,346)
Investments in unconsolidated joint ventures	—	(4,515)	—	—	(4,515)
Increase in restricted cash	(15,125)	(234)	—	—	(15,359)
Decrease in restricted cash	16,266	818	—	—	17,084
Distributions from unconsolidated joint ventures	—	75	—	—	75

Net cash provided by (used in) investing activities	1,141	(5,202)	—	—	(4,061)

Cash flows from financing activities:
Repayment of debt	(8,284)	(545)	—	—	(8,829)
Debt issuance costs	(323)	—	—	—	(323)
Common stock redeemed	(134)	—	—	—	(134)
Excess tax benefit from equity based compensation	(1,982)	—	—	—	(1,982)
Advances to/from subsidiaries	87,194	(85,175)	(97)	(1,922)	—

Net cash provided by (used in) financing activities	76,471	(85,720)	(97)	(1,922)	(11,268)

Decrease in cash and cash equivalents	(59,213)	(11,131)	(2,348)	(1,922)	(74,614)
Cash and cash equivalents at beginning of period	495,692	11,482	2,915	(2,750)	507,339

Cash and cash equivalents at end of period	$436,479	$351	$567	$(4,672)	$432,725

(13) Discontinued Operations
We continually review each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entails an evaluation of both external market factors and our position in each market and over time, has resulted in the decision to discontinue certain of our homebuilding operations. During fiscal 2008 and 2009, we discontinued our homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH, Lexington, KY, Denver, Colorado and Fresno, CA. During the fourth quarter of fiscal 2010, we substantially completed our homebuilding operations in Jacksonville, Florida and Albuquerque, New Mexico, which were historically reported in our Southeast and West segments, respectively.
Up until September 30, 2010, we offered title services to our homebuyers in several of our markets. Effective September 30, 2010, we had sold or discontinued all of our title services operations. The operating results of our title services operations were previously reported in our Financial Services segment.
We have classified the results of operations of our mortgage origination services, title services and our exit markets as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Discontinued operations were not segregated in the consolidated balance sheets or statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of operations. The results of our discontinued operations in the Consolidated Statements of Operations for the quarters ended December 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended December 31,
	2010	2009
Total revenue	$4,621	$6,261
Home construction and land sales expenses	3,363	5,190
Inventory impairments and lot option abandonments	235	327

Gross profit	1,023	744
Selling, general and administrative expenses	1,152	1,916
Depreciation and amortization	54	148

Operating loss	(183)	(1,320)
Equity in loss of unconsolidated joint ventures	(175)	(2,744)
Other income, net	4	45

Loss from discontinued operations before income taxes	(354)	(4,019)
Benefit from income taxes	(6)	(7,511)

(Loss) income from discontinued operations, net of tax	$(348)	$3,492

Assets and liabilities from discontinued operations at December 31, 2010 and September 30, 2010, consist of the following (in thousands):

	December 31,	September 30,
	2010	2010
ASSETS
Cash and cash equivalents	$—	$462
Accounts receivable	338	2,214
Inventory	35,987	38,377
Other assets	574	648

Assets of discontinued operations	$36,899	$41,701

LIABILITIES
Trade accounts payable and other liabilities	$5,025	$7,903
Accrued warranty expenses	5,281	6,208

Liabilities of discontinued operations	$10,306	$14,111

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
The macro-economic conditions experienced during fiscal 2010 continued to present challenges that have hindered a recovery for the homebuilding industry. Continued high unemployment levels have sustained uncertainty among consumers concerning the health of the overall economy. These conditions led to modest traffic in our communities and a decline in home orders in the first quarter of fiscal 2011. The current homebuilding environment is also challenged by increased numbers of foreclosed homes offered at substantially reduced prices. These combined pressures in the marketplace have resulted in the use of sales incentives and price reductions by us and many of our competitors in an effort to generate sales and reduce inventory levels.
Throughout the homebuilding recession we have remained disciplined in our approach to the business. We have continued to reduce direct construction costs and overhead expenses and have also controlled our land acquisition and development spending. We remain committed to controlling our supply of unsold homes under construction and ensuring that our inventory supply aligns with our current demand expectations. This approach resulted in the closure of several divisional operations during the past several years and resulted in our decision to exit the Jacksonville, Florida and Albuquerque, New Mexico markets during the fourth quarter of fiscal 2010. We expect to continue this disciplined approach to managing our business during these uncertain times as we strive toward returning to profitability.
During the first quarter of fiscal 2011, we continued to improve our capitalization while maintaining our three primary goals: generate and maintain liquidity, reduce debt and increase shareholder net worth. We raised $250 million of Senior Notes due in 2019 while repaying $184.5 million of our shorter term Senior Notes. Importantly, these transactions have resulted in the extension of our debt maturities such that our next Senior Note principal repayment is not scheduled until July 2015.
We will continue to focus on maintaining a significant liquidity position as we selectively invest in the growth of the business, subject to capitalizing on opportunities that would alter our current cash investment expectations and fuel growth and market expansion. We may also, from time to time, continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. There can be no assurances that we will be able to complete any of these transactions in the future on favorable terms or at all.
While our visibility into the economic conditions for the remainder of fiscal 2011 is limited at this time, we believe that we will benefit from increases in housing starts and improvements in employment in the latter half of the fiscal year. Therefore, while we recognize the continued risks which may delay a broad-based housing recovery, we believe the environment will gradually improve, perhaps slowly, and we have taken the steps necessary to position ourselves to participate in the housing recovery.
Critical Accounting Policies: Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2010, our most critical accounting policies relate to inventory valuation (inventory held for development and land held for sale), homebuilding revenues and costs, warranty reserves, investments in unconsolidated joint ventures and income tax valuation allowances. Since September 30, 2010, there have been no significant changes to those critical accounting policies.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, beginning in the second half of fiscal 2006 and continuing through the first quarter of fiscal 2011, we continued to experience challenging conditions in most of our markets which contributed to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations. In addition, the expiration of the $8,000 First Time Homebuyer Tax Credit as of April 2010 appears to have incentivized certain homebuyers to purchase homes during the first half of fiscal 2010, further impacting prior period comparisons to the first quarter of fiscal 2011.

RESULTS OF CONTINUING OPERATIONS:

	Quarter Ended December 31,
($ in thousands)	2010	2009
Revenues:
Homebuilding	$109,986	$208,593
Land sales and other	313	4,480

Total	$110,299	$213,073

Gross profit:
Homebuilding	$11,077	$17,609
Land sales and other	311	770

Total	$11,388	$18,379

Gross margin:
Homebuilding	10.1%	8.4%
Land sales and other	99.4%	17.2%
Total	10.3%	8.6%

Selling, general and administrative (SG&A) expenses:	$37,798	$44,866

SG&A as a percentage of total revenue	34.3%	21.1%

Depreciation and amortization	$1,913	$3,276

Equity in income (loss) of unconsolidated joint ventures from:
Income (loss) from joint venture activity	$330	$(30)
Impairment of joint venture investments	(92)	—

Equity in income (loss) of unconsolidated joint ventures	$238	$(30)

Loss on extinguishment of debt	$(2,902)	$—
Items impacting comparability between periods
The following items impact the comparability of our results of operations between the three months ended December 31, 2010 and 2009: inventory impairments and abandonments, certain selling, general and administrative costs and loss on extinguishment of debt. In addition, during the fourth quarter of fiscal 2010, we exited or discontinued our title services operations and our New Mexico and Jacksonville, Florida markets and have reclassified the previously reported operating results of these operations for all periods presented to discontinued operations. We have also reclassified the December 31, 2010 operating results of our Raleigh market from the East to the Southeast segment in alignment with the basis that is used by management for evaluating segment performance and resource allocations.
Inventory Impairments and Abandonments. The improvement in gross margin over the prior year was directly related to a reduction in non-cash pre-tax inventory impairments and option contract abandonments from $8.6 million in the first quarter of fiscal 2010 to $0.7 million in fiscal 2011. The projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates. The impairments recorded on our held for development inventory primarily resulted from the continued decline in the homebuilding environment across our submarkets. During fiscal 2010, although certain markets showed improvement from the prior years, for certain communities we determined it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. During the first quarter of fiscal 2011, we generally did not further reduce prices or increase sales incentives to drive absorption, as in response to overall market conditions, prospective homebuyers seem content to wait until later this year to consider a new home purchase. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material. Our impairments on land held for sale listed below are generally as a result of challenging market conditions and our review of recent comparable transactions since land held for sale is recorded at net realizable value, less estimated costs to sell. The negative impairment in the first quarter of fiscal 2011 in the West segment related to the reversal of estimated selling costs for a property that has been reclassified as held for development. In addition, over the past few years, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as pre-acquisition costs. The abandonment charges below relate to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan and related to our prior year decision to exit certain markets.
The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Development projects and homes in process (Held for Development)
West	$101	$2,547
East	109	917
Southeast	48	3,142
Unallocated	—	880

Subtotal	$258	$7,486

Land Held for Sale
West	$(51)	$1,061
East	—	—
Southeast	211	—

Subtotal	$160	$1,061

Lot Option Abandonments
West	$43	$—
East	90	1
Southeast	135	2

Subtotal	$268	$3

Continuing Operations	$686	$8,550

The estimated fair value of our impaired inventory at each period end, the number of lots and number of communities impaired in each period are set forth in the table below as follows ($ in thousands):

Estimated Fair
Value of Impaired
	Inventory at	Lots	Communities
Quarter Ended	Period End	Impaired	Impaired
December 31, 2010	$—	—	—
December 31, 2009	13,997	379	7
Selling, General and Administrative Expense Items. The decrease in SG&A expense for the three months ended December 31, 2010 as compared to the prior year is primarily due to continued cost reductions realized as a result of our comprehensive review of SG&A costs and the selling expenses directly related to the 43.6% decrease in home closings.
Loss on Extinguishment of Debt. During the quarter ended December 31, 2010, we redeemed or repurchased in open market transactions an aggregate of $184.5 million of our outstanding Senior Notes for an aggregate purchase price of $185.4 million, including accrued and unpaid interest as of the purchase date. These transactions resulted in a loss on extinguishment of debt of $2.9 million, net of unamortized discounts and debt issuance costs related to these notes. We did not repurchase any Senior Notes during the quarter ended December 31, 2009.
Discontinued Operations. We have classified the results of operations of our mortgage origination services, title services and our exit markets as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the periods presented. All statement of operations information in the table above and the management discussion and analysis that follow exclude the results of discontinued operations. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows or the unaudited condensed consolidated balance sheets. Additional operating data related to discontinued operations is as follows:

	Three Months Ended
	December 31,
(in thousands)	2010	2009
Closings	22	26
New Orders	13	18
Homebuilding revenues	$4,177	$5,331
Land and lot sale revenues	$435	$550
Mortgage & title revenues	$9	$380

Total revenue	$4,621	$6,261

See Note 13 to the unaudited condensed consolidated financial statements for additional information related to our discontinued operations.
Three Month Period Ended December 31, 2010 Compared to the Three Month Period Ended December 31, 2009
Segment Results — Continuing Operations
Unit Data by Segment

	New Orders, net			Cancellation Rates		Backlog
	Three Months Ended December 31,					December 31,
	2010	2009	10 v 09	2010	2009	2010	2009	10 v 09
West	174	353	-50.7%	38.1%	24.6%	227	388	-41.5%
East	257	228	12.7%	29.2%	29.8%	421	417	1.0%
Southeast	109	129	-15.5%	22.7%	28.3%	145	141	2.8%

Total	540	710	-23.9%	31.2%	27.0%	793	946	-16.2%

Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog as of December 31, 2010 and 2009 was $199.5 million and $228.6 million, respectively.
New orders, net of cancellations, for the three months ended December 31, 2010 decreased compared to the same period in the prior year in many of our markets. As we expected, market conditions in the homebuilding industry became challenging after the expiration of the tax credit at the end of April 2010. Despite historically low interest rates and increased affordability which usually entice more prospective buyers to purchase a new home, low consumer confidence, high unemployment rates and a high number of existing and projected foreclosures are having a damaging impact on the market. This has resulted in modest traffic in most of our communities contributing to slow new orders during the quarter ended December 31, 2010. In addition, our Houston and Southern California markets in our West segment have been further impacted by the closeout of communities that were performing at higher than average absorption rates in the prior year and by the timing of new communities opening for sales. In addition, in most of our markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressures on all home sales and limit financing availability. This has led to higher cancellation rates in certain markets as potential homebuyers are unable to secure acceptable financing.
The decrease in total units in backlog and the aggregate dollar value of homes in backlog for our continuing operations at December 31, 2010 compared to the prior year, related directly to our decrease in net new orders. If continued market weakness contributes to further reduced levels of backlog, we will experience less revenue in the future which could also result in additional asset impairment charges and lower levels of liquidity. However, we currently expect new orders and backlog to increase as the availability of mortgage loans further stabilizes, the inventory of new and used homes decreases and consumer confidence in the economic recovery increases.

Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues, the average selling prices of our homes and closings by reportable segment (in thousands):

	Homebuilding Revenues			Average Selling Price
	Three Months Ended December 31,
	2010	2009	10 v 09	2010	2009	10 v 09
West	$39,548	$82,724	-52.2%	$183.1	$208.9	-12.4%
East	50,214	87,392	-42.5%	248.6	254.8	-2.4%
Southeast	20,224	38,477	-47.4%	185.5	196.3	-5.5%

Total	$109,986	$208,593	-47.3%	$208.7	$223.1	-6.5%

	Closings
	Three Months Ended December 31,
	2010	2009	10 v 09
West	216	396	-45.5%
East	202	343	-41.1%
Southeast	109	196	-44.4%

Total	527	935	-43.6%

Homebuilding revenues decreased for the three months ended December 31, 2010 compared to the comparable period of the prior year due to a decrease in closings and a decrease in average selling prices (ASP). The reduction in ASP was primarily attributable to the mix in closings between products and among communities as compared to the prior year and also to the impact of our efforts to reduce spec inventory with discounted sales prices and incentives.
Homebuilding Gross Profit. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges). Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs. The following table sets forth our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the three months ended December 31, 2010, and 2009. Total homebuilding gross profit and gross margin excluding inventory impairments and abandonments and interest amortized to cost of sales are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit determined in accordance with GAAP as an indicator of operating performance. The magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company, and for other home builders, have been significant in recent periods and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, and other similar presentations by analysts and other companies, is frequently used to assist investors in understanding and comparing the operating characteristics of home building activities by eliminating many of the differences in companies’ respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management compare operating results and as a measure of the level of cash which may be available for discretionary spending.

	Three Months Ended December 31, 2010
			Impairments &	HB Gross	HB Gross	Interest	HB Gross Profit	HB Gross Margin
	HB Gross	HB Gross	Abandonments	Profit w/o	Margin w/o	Amortized	w/o I&A and	w/o I&A and
(In thousands)	Profit	Margin	(I&A)	I&A	I&A	to COS	Interest	Interest
West	$5,756	14.6%	$93	$5,849	14.8%	$—	$5,849	14.8%
East	7,966	15.9%	199	8,165	16.3%	—	8,165	16.3%
Southeast	2,596	12.8%	394	2,990	14.8%	—	2,990	14.8%
Corporate & unallocated	(5,241)		—	(5,241)		6,894	1,653

Total homebuilding	$11,077	10.1%	$686	$11,763	10.7%	$6,894	$18,657	17.0%

	Three Months Ended December 31, 2009
			Impairments &	HB Gross	HB Gross	Interest	HB Gross Profit	HB Gross Margin
	HB Gross	HB Gross	Abandonments	Profit w/o	Margin w/o	Amortized to	w/o I&A and	w/o I&A and
(In thousands)	Profit	Margin	(I&A)	I&A	I&A	COS	Interest	Interest
West	$14,628	17.7%	$3,608	$18,236	22.0%	$—	$18,236	22.0%
East	13,677	15.7%	918	14,595	16.7%	—	14,595	16.7%
Southeast	2,704	7.0%	3,144	5,848	15.2%	—	5,848	15.2%
Corporate & unallocated	(13,400)		880	(12,520)		11,384	(1,136)

Total homebuilding	$17,609	8.4%	$8,550	$26,159	12.5%	$11,384	$37,543	18.0%

For the three months ended December 31, 2010 as compared to the prior year, the decrease in gross margins without I&A and interest across all segments is primarily due to decreased revenues and the impact of those reduced revenues on indirect construction costs which are relatively fixed in the short-term, offset slightly by non-recurring warranty recoveries.
Land Sales and Other Revenues. Land sales and other revenues relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets and net fees we received for general contractor services we performed on behalf of a third party. The table below summarizes land sales and other revenues and gross profit by reportable segment for the three months ended December 31, 2010 and 2009 (in thousands):

	Land Sales & Other Revenues			Land Sales and Other Gross Profit
	2010	2009	10 v 09	2010	2009	10 v 09
West	$—	$3,069	-100.0%	$—	$312	-100.0%
East	—	1,411	-100.0%	(1)	458	-100.2%
Southeast	313	—		312	—

Total	$313	$4,480	-93.0%	$311	$770	-59.6%

Our fiscal 2011 land sales and other revenue and gross profit in our Southeast segment also include net fees received for general contractor services we performed on behalf of a third party.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of December 31, 2010, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
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

During the three months ended December 31, 2010, we used $85.4 million in cash to fund our activities. Our liquidity position consisted of $451.7 million in cash and cash equivalents plus $70.6 million of restricted cash as of December 31, 2010. We expect to maintain a significant liquidity position during fiscal 2011, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance on a quarterly basis.
Our net cash used in operating activities for the three months ended December 31, 2010 was $137.0 million, primarily due to increases in inventory related to land and land development expenditures and the payment of trade accounts payable and other liabilities. Net cash used in investing activities was $34.9 million for the three months ended December 31, 2010 which was primarily related to the $32.6 million funding of collateral (restricted cash) for the Company’s new Cash Secured Loan.
Net cash provided by financing activities was $86.6 million for the three months ended December 31, 2010 as compared to a use of cash of $11.3 million for the three months ended December 31, 2009. During the three months ended December 31, 2010 we completed a $250 million senior unsecured debt offering, $185.4 million net proceeds of which was used to redeem our outstanding 2013 Senior Notes and a portion of our 2015 and 2016 Senior Notes. As a result of our 2013 Senior Note repayment, our next scheduled Senior Note principal repayment is not until July 2015.
During our fiscal 2010, we received upgrades from S&P in our corporate credit rating to B-. Also during the fiscal year, Moody’s raised its corporate credit rating of the Company to Caa1 and Fitch raised its corporate credit rating of the Company to B-. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
We fulfill our short-term cash requirements with cash generated from our operations. As a result, there were no amounts outstanding under the Secured Revolving Credit Facility at December 31, 2010; however, $36.9 million is currently used for letters of credit. We have entered into a number of stand-alone, cash secured letter of credit agreements with banks. These facilities will continue to provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of December 31, 2010, we have secured our letters of credit under these facilities using cash collateral which is maintained in restricted accounts totaling $38.0 million. In addition, we have elected to pledge approximately $953 million of inventory assets to our revolving credit facility. We believe that our $451.7 million of cash and cash equivalents at December 31, 2010, cash generated from our operations and the availability of new debt and equity financing, if any, will be adequate to meet our liquidity needs during fiscal 2011.
Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during the three months ended December 31, 2010 or 2009. Any future stock repurchases, as allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
On November 2, 2007, our Board of Directors suspended payment of quarterly dividends. The Board concluded at that time and continues to believe that suspending dividends to be prudent in light of the continued housing market recession. In addition, the indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At December 31, 2010, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid during the three months ended December 31, 2010 or 2009.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At December 31, 2010, we controlled 29,699 lots (a 7-year supply based on our trailing twelve months of closings). We owned 81%, or 24,016 lots, and 5,683 lots, 19%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $41.0 million at December 31, 2010. This amount includes non-refundable letters of credit of approximately $3.7 million. The total remaining purchase price, net of cash deposits, committed under all options was $221.5 million as of December 31, 2010. When market conditions improve, we may expand our use of option agreements to supplement our owned inventory supply.
We expect to exercise, subject to market conditions, most of our option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised.
We have historically funded the exercise of lot options through a combination of operating cash flows. We expect these sources to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our lot options will have a material adverse effect on our liquidity.
We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our consolidated balance sheets include investments in joint ventures totaling $9.1 million and $8.7 million at December 31, 2010 and 2009, respectively.
Our joint ventures typically obtain secured acquisition and development financing. At December 31, 2010, our unconsolidated joint ventures had borrowings outstanding totaling $395.1 million, of which $327.9 million related to one joint venture in which we are a 2.58% partner. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated joint ventures. At December 31, 2010, we had repayment guarantees of $15.8 million. One of our unconsolidated joint ventures, in which we have a 2.58% interest, is in default under its debt agreement at December 31, 2010. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. See Note 3 to the unaudited condensed Consolidated Financial Statements.
We had outstanding performance bonds of approximately $181.5 million, at December 31, 2010 related principally to our obligations to local governments to construct roads and other improvements in various developments.
Recently Adopted Accounting Pronouncements
See Note 1 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of December 31, 2010, we had variable rate debt outstanding totaling $32.6 million dollars. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at December 31, 2010 was $1.32 billion, compared to a carrying value of $1.30 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.32 billion to $1.41 billion at December 31, 2010.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
ERISA Class Actions. On April 30, 2007, a putative class action complaint was filed on behalf of a purported class consisting of present and former participants and beneficiaries of the Beazer Homes USA, Inc. 401(k) Plan against the Company and certain employees and directors of the Company. The complaint alleges breach of fiduciary duties, including those set forth in the Employee Retirement Income Security Act (ERISA), as a result of the investment of retirement monies held by the 401(k) Plan in common stock of Beazer Homes at a time when participants were allegedly not provided timely, accurate and complete information concerning Beazer Homes. Four additional lawsuits were filed subsequently making similar allegations and the court consolidated these five lawsuits. The parties reached a settlement which was largely funded by insurance proceeds. Under the terms of the settlement, the lawsuit was dismissed with prejudice and there was a release of all claims. The court approved the settlement and entered a final order of dismissal on November 15, 2010.
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
Beazer Homes and several subsidiaries were named as defendants in a putative class action lawsuit originally filed on March 12, 2008, in the Superior Court of the State of California, County of Placer. The purported class is defined as all persons who purchased a home from the defendants or their affiliates, with the assistance of a federally related mortgage loan, from March 25, 1999, to the present where Security Title Insurance Company received any money as a reinsurer of the transaction. The complaint alleges that the defendants violated RESPA and asserts claims under a number of state statutes alleging that defendants engaged in a uniform and systematic practice of giving and/or accepting fees and kickbacks to affiliated businesses including affiliated and/or recommended title insurance companies. The complaint also alleges a number of common law claims. Plaintiffs seek an unspecified amount of damages under RESPA, unspecified statutory, compensatory and punitive damages and injunctive and declaratory relief, as well as attorneys’ fees and costs. Defendants removed the action to federal court and plaintiffs filed a Second Amended Complaint which substituted new named-plaintiffs. The Company filed a motion to dismiss the Second Amended Complaint, which the federal court granted in part. The federal court dismissed the sole federal claim, declined to rule on the state law claims, and remanded the case to the Superior Court of Placer County. The Company filed a supplemental motion to dismiss/demurrer regarding the remaining state law claims in the Second Amended Complaint and the state court sustained defendants’ demurrer but granted the plaintiffs leave to amend their claims. Plaintiffs thereafter filed a Third Amended Complaint which defendants removed to federal court based on the presence of a federal question and pursuant to the Class Action Fairness Act and thereafter moved to dismiss. The parties have resolved this litigation. Pursuant to the settlement agreement, plaintiffs dismissed with prejudice all claims of the of the named plaintiffs and each side was responsible for its cost and fees. Except for its own defense costs, the Company made no payment. The case has now been dismissed with prejudice.
On June 3, 2009, a purported class action complaint was filed by the owners of one of our homes in our Magnolia Lakes’ community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was filed in the Circuit Court for Lee County, Florida on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney’s fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other complaints filed in the multidistrict litigation. We believe that the claims asserted in these actions are governed by its home warranty or are without merit. Accordingly, the Company intends to vigorously defend against this litigation. Furthermore, the Company has offered to repair all Beazer homes affected by defective Chinese drywall pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, the vast majority of affected Beazer homeowners have accepted the Company’s offer to repair. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs.
During fiscal 2008, the administrative agent for the lenders of one of our unconsolidated joint ventures filed individual lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. We are a 2.58% member in this joint venture (see Note 3 for additional information). An estimate of probable loss or range of loss, if any cannot presently be made. In addition, one member of the joint venture filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members failed to perform under the applicable membership agreements. The arbitration panel issued its decision on July 6, 2010 and denied the plaintiff’s claims for specific performance claims and awarded damages in an amount well below the amount claimed. The Company does not believe that its proportional share of the award is material to our consolidated financial position or results of operations. The arbitration award was confirmed by the United States District Court and is now on appeal to the United States Court of Appeals for the Ninth Circuit. On December 9, 2010, three lenders filed an involuntary bankruptcy petition against the joint venture. On February 3, 2011, the bankruptcy court granted this petition and the motion for appointment of a trustee. As a result of this ruling, we expect the lenders to attempt to enforce the repayment guaranty under the debt agreement. The joint venture intends to appeal the grant of the involuntary bankruptcy. We are evaluating our defenses to a claim under the repayment guaranty.
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
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for fiscal 2011 and each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will also be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million of which $16 million has been paid as of December 31, 2010.
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our communities completed or under construction. The EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. The parties have agreed to settle this matter and have executed a Consent Decree which is subject to public comment and subsequent court approval. The terms of the Consent Decree will constitute a final judgment and the Company will not admit any liability. The Company has established a comprehensive stormwater management program to ensure compliance with the Clean Water Act, similar state regulations and the terms of the Consent Decree itself.
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

Beazer Homes USA, Inc.
Date: February 8, 2011	By:	/s/ Allan P. Merrill
		Name:	Allan P. Merrill
Executive Vice President and Chief Financial Officer