Form 10-Q
period 2011-03-31
BEAZER HOMES USA INC
filed 2011-05-10
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES          ☐          NO          ☑

Class	Outstanding at April 29, 2011
Common Stock, $0.001 par value	76,188,642 shares

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:
•	the final outcome of various putative class action lawsuits, multi-party suits and similar proceedings as well as the results of any other litigation or government proceedings and fulfillment of the obligations in the Deferred Prosecution Agreement and consent orders with governmental authorities and other settlement agreements;

•	additional asset impairment charges or writedowns;

•	economic changes nationally or in local markets, including changes in consumer confidence, declines in employment levels, volatility of mortgage interest rates and inflation;

•	the effect of changes in lending guidelines and regulations and the uncertain availability of mortgage financing;

•	a slower economic rebound than anticipated, coupled with persistently high unemployment and additional foreclosures;

•	continued or increased downturn in the homebuilding industry;

•	estimates related to homes to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;

•	our cost of and ability to access capital and otherwise meet our ongoing liquidity needs including the impact of any downgrades of our credit ratings or reductions in our tangible net worth or liquidity levels;

•	potential inability to comply with covenants in our debt agreements, or satisfy such obligations through repayment or refinancing;

•	increased competition or delays in reacting to changing consumer preference in home design;

•	shortages of or increased prices for labor, land or raw materials used in housing production;

•	factors affecting margins such as decreased land values underlying lot option agreements, increased land development costs on communities under development or delays or difficulties in implementing initiatives to reduce production and overhead cost structure;

•	the performance of our joint ventures and our joint venture partners;

•	the impact of construction defect and home warranty claims including those related to possible installation of drywall imported from China;

•	the cost and availability of insurance and surety bonds;

•	delays in land development or home construction resulting from adverse weather conditions;

•	potential delays or increased costs in obtaining necessary permits and possible penalties for failure to comply with laws, regulations and governmental policies;

•	potential exposure related to additional repurchase claims on mortgages and loans originated by Beazer Mortgage Corporation;

•	estimates related to the potential recoverability of our deferred tax assets;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which the Company has little or no control.
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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	September 30,
	2011	2010
ASSETS
Cash and cash equivalents	$382,196	$537,121
Restricted cash	71,018	39,200
Accounts receivable (net of allowance of $3,550 and $3,567, respectively)	34,236	32,647
Income tax receivable	2,823	7,684
Inventory
Owned inventory	1,233,428	1,153,703
Land not owned under option agreements	35,458	49,958

Total inventory	1,268,886	1,203,661
Investments in unconsolidated joint ventures	9,305	8,721
Deferred tax assets, net	7,864	7,779
Property, plant and equipment, net	25,010	23,995
Other assets	52,020	42,094

Total assets	$1,853,358	$1,902,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$39,199	$53,418
Other liabilities	211,878	210,170
Obligations related to land not owned under option agreements	19,693	30,666
Total debt (net of discounts of $25,220 and $23,617, respectively)	1,286,696	1,211,547

Total liabilities	1,557,466	1,505,801

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 180,000,000 shares authorized, 76,261,416 and 75,669,381 issued and outstanding, respectively)	76	76
Paid-in capital	619,966	618,612
Accumulated deficit	(324,150)	(221,587)

Total stockholders’ equity	295,892	397,101

Total liabilities and stockholders’ equity	$1,853,358	$1,902,902

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Total revenue	$127,503	$192,455	$237,802	$405,528
Home construction and land sales expenses	110,891	157,591	209,116	343,735
Inventory impairments and option contract abandonments	17,853	9,986	18,539	18,536

Gross (loss) profit	(1,241)	24,878	10,147	43,257

Selling, general and administrative expenses	41,663	43,875	79,461	88,741
Depreciation and amortization	2,075	2,681	3,988	5,957

Operating loss	(44,979)	(21,678)	(73,302)	(51,441)
Equity in income (loss) of unconsolidated joint ventures	71	(8,779)	309	(8,809)
(Loss) gain on extinguishment of debt	(102)	52,946	(3,004)	52,946
Other expense, net	(11,465)	(18,033)	(29,531)	(37,559)

(Loss) income from continuing operations before income taxes	(56,475)	4,456	(105,528)	(44,863)
Benefit from income taxes	(2,426)	(1,699)	(3,019)	(95,525)

(Loss) income from continuing operations	(54,049)	6,155	(102,509)	50,662
Income (loss) from discontinued operations, net of tax	294	(857)	(54)	2,635

Net (loss) income	$(53,755)	$5,298	$(102,563)	$53,297

Weighted average number of shares:
Basic	73,930	58,314	73,904	48,463
Diluted	73,930	69,147	73,904	56,933

(Loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(0.73)	$0.11	$(1.39)	$1.05
Basic earnings (loss) per share from discontinued operations	$—	$(0.02)	$—	$0.05
Basic (loss) earnings per share	$(0.73)	$0.09	$(1.39)	$1.10

Diluted (loss) earnings per share from continuing operations	$(0.73)	$0.10	$(1.39)	$0.94
Diluted earnings (loss) per share from discontinued operations	$—	$(0.01)	$—	$0.05
Diluted (loss) earnings per share	$(0.73)	$0.09	$(1.39)	$0.99
See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(102,563)	$53,297
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,091	6,171
Stock-based compensation expense	5,304	5,433
Inventory impairments and option contract abandonments	18,781	19,156
Impairment of future land purchase right	4,036	—
Deferred income tax benefit	(85)	(250)
Provision for doubtful accounts	(17)	(3,768)
Excess tax benefit from equity-based compensation	3,584	2,057
Equity in loss of unconsolidated joint ventures	40	11,553
Cash distributions of income from unconsolidated joint ventures	37	75
Loss (gain) on extinguishment of debt	2,168	(52,946)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,572)	(1,471)
Decrease in income tax receivable	4,861	1,159
Increase in inventory	(94,490)	(13,675)
Decrease in other assets	3,769	10,308
(Decrease) increase in trade accounts payable	(14,219)	1,214
Decrease in other liabilities	(19,964)	(17,909)
Other changes	(473)	1,878

Net cash (used in) provided by operating activities	(186,712)	22,282

Cash flows from investing activities:
Capital expenditures	(5,001)	(3,379)
Investments in unconsolidated joint ventures	(1,431)	(4,862)
Increases in restricted cash	(34,082)	(22,963)
Decreases in restricted cash	2,264	29,170

Net cash used in investing activities	(38,250)	(2,034)

Cash flows from financing activities:
Repayment of debt	(200,164)	(152,417)
Proceeds from issuance of new debt	246,388	—
Proceeds from issuance of cash secured loan	32,591	—
Debt issuance costs	(5,130)	(3,912)
Common stock redeemed	(64)	(134)
Common stock issued	—	97,901
Issuance of Mandatory Convertible Subordinated Notes	—	57,500
Excess tax benefit from equity-based compensation	(3,584)	(2,057)

Net cash provided by (used in) financing activities	70,037	(3,119)

(Decrease) increase in cash and cash equivalents	(154,925)	17,129
Cash and cash equivalents at beginning of period	537,121	507,339

Cash and cash equivalents at end of period	$382,196	$524,468

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
We conduct a review of the recoverability of our homebuilding inventories held for development at the community level as factors indicate that an impairment may exist. Events and circumstances that might indicate impairment include, but are not limited to, (1) adverse trends in new orders, (2) higher than anticipated cancellations, (3) declining margins which might result from the need to offer incentives to new homebuyers to drive sales or price reductions or other actions taken by our competitors, (4) economic factors specific to the markets in which we operate, including fluctuations in employment levels, population growth, or levels of new and resale homes for sale in the marketplace and (5) a decline in the availability of credit across all industries. The nature of the specific assets being analyzed for impairment requires specific assumptions and estimates based on its location, product type, target buyer, competition, and macro-economic characteristics that impact the fair value of our assets, such as unemployment and availability of mortgage financing, among other things.
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
The fair value of the homebuilding inventory held for development is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community, the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. The assumptions used in our discounted cash flow models are specific to each community tested for impairment. We have assumed limited market improvements in some communities beginning in fiscal 2011 and continuing improvement in these communities in subsequent years. We have assumed the remaining communities would have limited market improvements beginning in either fiscal 2012 or fiscal 2013.
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

The following provides a summary of our interests in lot option agreements as of March 31, 2011 (in thousands):

	Deposits & Non-
	refundable		Land Not Owned -
	Preacquisition	Remaining	Under Option
	Costs Incurred	Obligation	Agreements
Consolidated VIEs	$13,895	$12,164	$26,059
Other consolidated lot option agreements (a)	1,870	7,529	9,399
Unconsolidated lot option agreements	23,936	237,438	—

Total lot option agreements	$39,701	$257,131	$35,458

(a)	Represents lot option agreements with non-VIE entities that we have deemed to be “financing arrangements” pursuant to ASC 470-40, Product Financing Arrangements.
Stock-Based Compensation. Compensation cost arising from nonvested stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of March 31, 2011 and September 30, 2010, there was $9.5 million and $10.0 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at March 31, 2011 is expected to be recognized over a weighted average period of 2.2 years. For the three months ended March 31, 2011, our total stock-based compensation, included in selling, general and administrative expenses (SG&A), was approximately $2.4 million ($1.5 million net of tax). For the six months ended March 31, 2011, our total stock-based compensation expense was approximately $5.3 million ($3.5 million net of tax).
Activity relating to nonvested stock awards for the three and six months ended March 31, 2011 is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2011		March 31, 2011
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Shares	Value	Shares	Value

Beginning of period	2,482,885	$10.29	1,839,987	$14.41
Granted	—	—	729,265	4.73
Vested	(37,921)	68.56	(124,056)	56.46
Returned (a)	(52,509)	68.56	(52,509)	68.56
Forfeited	(58,095)	47.64	(58,327)	47.47

End of period	2,334,360	$7.11	2,334,360	$7.11

(a)	Our Chief Executive Officer returned 52,509 shares of unvested restricted stock due to his agreement with the Securities and Exchange Commission. (see Note 14 for further discussion).
In addition, during the six months ended March 31, 2011 and 2010, employees surrendered 15,080 and 27,310 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $64,000 and $134,000 for the six months ended March 31, 2011 and 2010, respectively.
The fair value of each option/stock-based stock appreciation right (SSAR) grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes stock options and SSARs outstanding as of March 31, 2011, as well as activity during the three and six months then ended:

	Three Months Ended		Six Months Ended
	March 31, 2011		March 31, 2011
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	3,307,619	$18.73	2,578,354	$22.69
Granted	—	—	729,265	4.73
Expired	(1,614)	32.96	(1,614)	32.96
Forfeited	(20,171)	5.25	(20,171)	5.25

Outstanding at end of period	3,285,834	$18.80	3,285,834	$18.80

Exercisable at end of period	958,644	$46.94	958,644	$46.94

Vested or expected to vest in the future	3,137,110	$19.47	3,137,110	$19.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We used the following assumptions for our options granted during the six months ended March 31, 2011:

Expected life of options	4.8 years
Expected volatility	51.7%
Expected discrete dividends	—
Weighted average risk-free interest rate	1.20%

Weighted average fair value	$2.11
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
The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. At March 31, 2011, the aggregate intrinsic value of SSARs/stock options outstanding was approximately $0.4 million. The aggregate intrinsic value of SSARs/stock options vested and expected to vest in the future was approximately $0.4 million and had a weighted average expected life of 2.9 years. The aggregate intrinsic value of exercisable SSARs/stock options was approximately $0.1 million.
During the first quarter of fiscal 2010, certain executive officers and directors elected to relinquish 465,933 vested and outstanding options that had exercise prices above $20 per share in order to provide additional shares for use in the Company’s January 2010 public stock offering.
Other Liabilities. Other liabilities include the following:

	March 31,	September 30,
(In thousands)	2011	2010
Income tax liabilities	$55,019	$53,508
Accrued warranty expenses	18,699	25,821
Accrued interest	39,643	35,477
Accrued and deferred compensation	20,391	31,474
Customer deposits	6,851	3,678
Other	71,275	60,212

Total	$211,878	$210,170

(2) Supplemental Cash Flow Information

	Six Months Ended
	March 31,
(In thousands)	2011	2010
Supplemental disclosure of non-cash activity:
Decrease in obligations related to land not owned under option agreements	$(10,973)	$(3,870)
Increase in repayment guarantee obligation	17,220	—
Non-cash land acquisitions	770	211
Issuance of stock under deferred bonus stock plans	3,258	2,158

Supplemental disclosure of cash activity:
Interest payments	55,642	48,814
Income tax payments	211	149
Tax refunds received	3,940	102,065
(3) Investments in Unconsolidated Joint Ventures
As of March 31, 2011, we participated in certain land development joint ventures in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated joint ventures, the total equity and outstanding borrowings of these joint ventures, and our guarantees of these borrowings, as of March 31, 2011 and September 30, 2010:

	March 31,	September 30,
(In thousands)	2011	2010
Beazer’s investment in joint ventures	$9,305	$8,721
Total equity of joint ventures	302,139	298,418
Total outstanding borrowings of joint ventures	396,330	394,301
Beazer’s estimate of its maximum exposure to our repayment guarantees	17,916	15,789
The increase in our investment in unconsolidated joint ventures from September 30, 2010 to March 31, 2011 relates primarily to additional investments of $1.4 million offset by distributions of earnings in cash and lots totaling $0.8 million. For the three and six months ended March 31, 2011 and 2010, our income (loss) from joint venture activities, the impairments of our investments in certain of our unconsolidated joint ventures, and the overall equity in income (loss) of unconsolidated joint ventures is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2011	2010	2011	2010
Continuing operations:
Income (loss) from joint venture activity	$71	$(26)	$401	$(56)
Impairment of joint venture investment	—	(8,753)	(92)	(8,753)

Equity in income (loss) of unconsolidated joint ventures	$71	$(8,779)	$309	$(8,809)

Reported in income (loss) from discontinued operations, net of tax:
Loss from joint venture activity	$(17)	$—	$(17)	$—
Impairment of joint venture investment	(157)	—	(332)	(2,744)

Equity in loss of unconsolidated joint ventures — discontinued operations	$(174)	$—	$(349)	$(2,744)

The aggregate debt of the unconsolidated joint ventures was $396.3 million and $394.3 million at March 31, 2011 and September 30, 2010, respectively. At March 31, 2011, total borrowings outstanding include $327.9 million related to one joint venture in which we are a 2.58% partner.
South Edge LLC, one of our joint ventures is in default under its debt obligations. During fiscal 2008, the administrative agent for the lenders to this joint venture, in which we have a 2.58% investment, notified the joint venture members that it believed the joint venture was in default of certain joint venture loan agreements as a result of certain of the joint venture members not complying with all aspects of the joint ventures’ applicable agreements, including failure of the joint venture members to acquire specified parcels of land, resulting in a payment default. In December 2008, the lenders filed individual lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. Due to discussions with our other joint venture members and based on the Company’s revised estimates regarding the realizability of our investment, the Company impaired our equity interest of $8.8 million in this joint venture during the second quarter of fiscal 2010. In addition, one member of the joint venture filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members failed to perform under the applicable membership agreements. The arbitration panel issued its decision on July 6, 2010. The arbitration award was confirmed by the United States District Court and is now on appeal to the United States Court of Appeals for the Ninth Circuit. The Company does not believe that its proportional share of the arbitration proceeding award is considered material to our consolidated financial position or results of operations (see Note 9 for additional information regarding these legal actions). The Company has recorded an accrual for such matter.
On December 9, 2010, three lenders filed an involuntary bankruptcy petition against the joint venture. On February 3, 2011, the bankruptcy court granted this petition and the motion for appointment of a trustee. As a result of this ruling, we expect the lenders to the joint venture to attempt to enforce the repayment guaranty under the debt agreement. The joint venture has appealed the involuntary bankruptcy ruling. The Company’s estimate of our portion of this repayment guaranty as provided for under the original debt agreement would be $14.5 million plus certain interest and fees. However, the Company may also be required to repay a portion of the outstanding debt under the repayment guarantee that is related to certain non-performing members of the joint venture. We are evaluating our defenses to a claim under the repayment guaranty. Any payments pursuant to the repayment guaranty would reduce the amount of the debt owed by South Edge LLC and would give each payor lien rights against or title to its share of the property currently owned by the joint venture. In addition to the repayment guaranty to the lenders, we, as a member of the joint venture, continue to have obligations for infrastructure and other development costs as provided for in the joint venture agreement. At this time, these costs cannot be quantified due to, among other things, uncertainty over the future development configuration of the project and the related costs, market conditions, uncertainty over the remaining infrastructure deposits and previously filed bankruptcies of other joint venture members.
The Company and certain of the joint venture members (the “remaining members”) have initiated settlement discussions with the lenders. Based on discussions to date, we anticipate that our obligation will be increased to cover a portion of the repayment guarantee obligations related to non-performing members. As a result, during the quarter ended March 31, 2011, we accrued an additional $2.1 million for a total accrual of $17.2 million as of March 31, 2011 related to our estimated obligation under the repayment guaranty. As previously discussed, the Company will ultimately obtain land in exchange for satisfaction of our repayment guarantee obligations. At the current time, there are uncertainties with respect to the location and density of the land we would receive, the products we would build on such land and the estimated selling prices of such homes. Considering the various potential scenarios and the current and expected market conditions in the Las Vegas area, we determined that the value of our future land purchase rights was approximately $13.2 million and recognized a $4.0 million impairment on such future land purchase rights during the quarter ended March 31, 2011. We have recorded $13.2 million to Other Assets as of March 31, 2011 representing our future land purchase rights from the ultimate payment of this repayment guaranty. Because there are uncertainties with respect to the value of the lien rights or title to our share of the underlying property, we may be required to record adjustments to the carrying value of these recognized Other Assets in future periods as better information becomes available.
Our joint ventures typically obtain secured acquisition, development and construction financing. Generally Beazer and our joint venture partners provide varying levels of guarantees of debt and other obligations for our unconsolidated joint ventures. At March 31, 2011, these guarantees included, for certain joint ventures, construction completion guarantees, repayment guarantees and environmental indemnities.
In assessing the need to record a liability for the contingent aspect of these guarantees, we consider our historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees and the financial condition of the applicable unconsolidated joint ventures. In addition, we monitor the fair value of the collateral of these unconsolidated joint ventures to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of March 31, 2011, we have estimated that the Company’s exposure for the contingent aspect of the guarantees related to our unconsolidated joint ventures was from $0 to $17.9 million. We have recorded $17.2 million as of March 31, 2011 for guarantees we determined were probable and reasonably estimable, but we have not recorded a liability for the contingent aspects of any guarantees that we determined were reasonably possible but not probable.
Construction Completion Guarantees
We and our joint venture partners may be obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development. Provided the joint venture and the partners are not in default under any loan provisions, the project lenders typically are obligated to fund these improvements through any financing commitments available under the applicable loans. A majority of these construction completion guarantees are joint and several with our partners. In those cases, we generally have a reimbursement arrangement with our partner which provides that neither party is responsible for more than its proportionate share of the guarantee. However, if our joint venture partner does not have adequate financial resources to meet its obligations under such reimbursement arrangement, we may be liable for more than our proportionate share, up to our maximum exposure, which is the full amount covered by the relevant joint and several guarantee. The guarantees cover a specific scope of work, which may range from an individual development phase to the completion of the entire project. As of March 31, 2011, we have a completion guarantee related to one joint venture loan which also has a repayment guarantee associated with it. No accrual has been recorded, as losses, if any, related to construction completion guarantees are both not probable and not reasonably estimable.
Loan-to-Value Maintenance Agreements
As of March 31, 2011 and September 30, 2010, we do not have any obligations related to LTV guarantees. We and our joint venture partners may provide credit enhancements to acquisition, development and construction borrowings in the form of loan-to-value maintenance agreements, which can limit the amount of additional funding provided by the lenders or require repayment of the borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the borrowings. The agreements generally require periodic reappraisals of the underlying property value. To the extent that the underlying property gets reappraised, the amount of the exposure under the loan-to value-maintenance (LTV) guarantee would be adjusted accordingly and any such change could be significant. In certain cases, we may be required to make a re-balancing payment following a reappraisal in order to reduce the applicable loan-to-value ratio to the required level. During the first quarter of fiscal 2010, the Company and its joint venture partner reached an agreement with the lender of a joint venture to release the LTV guarantee and extend the related loan maturity up to two years in exchange for a loan repayment of $7.4 million. The Company invested an additional $3.9 million in the joint venture to facilitate this repayment during fiscal 2010.
Repayment Guarantees
We and our joint venture partners have repayment guarantees related to certain joint ventures’ borrowings. These repayment guarantees require the repayment of all or a portion of the debt of the unconsolidated joint venture only in the event the joint venture defaults on its obligations under the borrowing or in some cases only in the event the joint venture files for bankruptcy. Our estimate of Beazer’s maximum exposure to our repayment guarantees related to the outstanding debt of its unconsolidated joint ventures was $17.9 million and $15.8 million at March 31, 2011 and September 30, 2010, respectively. As of March 31, 2011, $17.2 million has been recorded in Other Liabilities.
Environmental Indemnities
Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. For the three and six months ended March 31, 2011 and 2010, we were not required to make any payments related to environmental indemnities. No accrual has been recorded, as losses, if any, related to environmental indemnities are both not probable and not reasonably estimable

(4) Inventory

	March 31,	September 30,
(In thousands)	2011	2010
Homes under construction	$246,964	$210,104
Development projects in progress	478,303	444,062
Land held for future development	376,949	382,889
Land held for sale	37,496	36,259
Capitalized interest	47,624	36,884
Pre-owned homes and deposits	372	—
Model homes	45,720	43,505

Total owned inventory	$1,233,428	$1,153,703

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 332 ($56.2 million) and 423 ($71.5 million) completed homes that were not subject to a sales contract (spec homes) at March 31, 2011 and September 30, 2010, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale as of March 31, 2011 principally included land held for sale in the markets we have decided to exit including Colorado, Jacksonville, Florida and Charlotte, North Carolina. Pre-owned homes and deposits are recently built, previously owned homes acquired or under contract to be acquired by our Pre-Owned Homes Division. These homes are within select communities in markets in which the Company currently operates and will be repaired, rented to consumers and eventually resold.
Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	March 31, 2011				September 30, 2010
	Projects in	Held for Future	Land Held	Total Owned	Projects in	Held for Future	Land Held	Total Owned
	Progress	Development	for Sale	Inventory	Progress	Development	for Sale	Inventory

West Segment	$310,688	$311,134	$3,419	$625,241	$281,912	$311,472	$5,273	$598,657
East Segment	298,579	41,780	4,900	345,259	269,210	47,381	1,376	317,967
Southeast Segment	135,362	24,035	—	159,397	121,509	24,036	—	145,545
Pre-owned Segment	372	—	—	372	—	—	—	—
Unallocated	68,649	—	—	68,649	53,157	—	—	53,157
Discontinued Operations	5,333	—	29,177	34,510	8,767	—	29,610	38,377

Total	$818,983	$376,949	$37,496	$1,233,428	$734,555	$382,889	$36,259	$1,153,703

Inventory Impairments. The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Development projects and homes in process (Held for Development)
West	$15,884	$4,398	$15,985	$6,945
East	120	1,201	229	2,118
Southeast	104	3,785	152	6,927
Unallocated	1,608	592	1,608	1,472

Subtotal	$17,716	$9,976	$17,974	$17,462

Land Held for Sale
West	$—	$—	$(51)	$1,061
East	—	—	—	—
Southeast	(42)	—	169	—

Subtotal	$(42)	$—	$118	$1,061

Lot Option Abandonments
West	$41	$7	$84	$7
East	43	—	133	1
Southeast	95	3	230	5

Subtotal	$179	$10	$447	$13

Continuing Operations	$17,853	$9,986	$18,539	$18,536

Discontinued Operations
Held for Development	$7	$181	$185	$458
Land Held for Sale	—	109	57	159
Lot Option Abandonments	—	3	—	3

Subtotal	$7	$293	$242	$620

Total Company	$17,860	$10,279	$18,781	$19,156

The inventory held for development that was impaired during the three months ended March 31, 2011 and 2010 was based on our estimated discounted cash flow impairment calculations, the methodology for which is discussed in Note 1. The fiscal 2011 impairments of our held for development inventory primarily resulted from discrete changes in our revenue and absorption estimates for certain communities due to pricing reductions in response to recent competitor actions and local market conditions. The fair value below represents the fair value immediately after a community’s impairment, or the last impairment taken for communities impaired multiple times ($ in thousands):

	March 31,	March 31,
	2011	2010
Discount Rate — low	13%	14%
Discount Rate — high	15%	17%
Continuing operations
Communities impaired	7	13
Lots impaired	730	525
Estimated fair value	$29,244	$25,975

Discontinued operations
Communities impaired	0	1
Lots impaired	0	12
Estimated fair value	$0	$1,832

During these periods, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions in those specific submarkets for the product and locations of these communities. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates led to additional impairments in certain communities during the three months ended March 31, 2011 and 2010. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material.
The impairments on land held for sale above represent further write downs of these properties to net realizable value, less estimated costs to sell and are as a result of challenging market conditions and our review of recent comparable transactions. The negative impairments for the three and six months ended March 31, 2011 are due to adjustments to accruals for estimated selling costs related to either our strategic decision to develop a previously held-for-sale land position or revised estimates based on pending sales transactions.
Lot Option Contract Abandonments. We have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as preacquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded lot option abandonment charges during the three and six months ended March 31, 2011 and 2010 as indicated in the table above. The abandonment charges relate to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan.
We expect to exercise, subject to market conditions, most of our remaining option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised.
(5) Interest
Our ability to capitalize all interest incurred during the three and six months ended March 31, 2011 and 2010 has been limited by our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Capitalized interest in inventory, beginning of period	$43,433	$38,970	$36,884	$38,338
Interest incurred	32,937	32,236	65,303	65,416
Capitalized interest impaired	(1,409)	(464)	(1,409)	(1,096)
Interest expense not qualified for capitalization and included as other expense	(19,058)	(19,565)	(37,981)	(40,097)
Capitalized interest amortized to house construction and land sales expenses	(8,279)	(10,070)	(15,173)	(21,454)

Capitalized interest in inventory, end of period	$47,624	$41,107	$47,624	$41,107

(6) Earnings Per Share and Share Repurchases
Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
(Loss) income from continuing operations	$(54,049)	$6,155	$(102,509)	$50,662
Income (loss) from discontinued operations, net of tax	294	(857)	(54)	2,635

Net (loss) income	$(53,755)	$5,298	$(102,563)	$53,297

Weighted average number of shares outstanding — basic	73,930	58,314	73,904	48,463
Basic (loss) earnings per share from continuing operations	$(0.73)	$0.11	$(1.39)	$1.05
Basic earnings (loss) per share from discontinued operations	$—	$(0.02)	$—	$0.05
Basic (loss) earnings per share	$(0.73)	$0.09	$(1.39)	$1.10

Diluted:
Interest on convertible debt -net of taxes	$—	$660	$—	$3,008

(Loss) income from continuing operations for diluted EPS	$(54,049)	$6,815	$(102,509)	$53,670
Income (loss) from discontinued operations, net of tax for diluted EPS	294	(857)	(54)	2,635

(Loss) income for diluted EPS	$(53,755)	$5,958	$(102,563)	$56,305

Weighted average number of shares outstanding — basic	73,930	58,314	73,904	48,463
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	—	10,833	—	8,470

Weighted average number of shares outstanding — diluted	73,930	69,147	73,904	56,933

Diluted (loss) earnings per share from continuing operations	$(0.73)	$0.10	$(1.39)	$0.94
Diluted earnings (loss) per share from discontinued operations	$—	$(0.01)	$—	$0.05
Diluted (loss) earnings per share	$(0.73)	$0.09	$(1.39)	$0.99
In computing diluted loss per share for the three and six months ended March 31, 2011, 25,408,740 common shares issuable upon conversion of our Mandatory Convertible Subordinated Notes and Tangible Equity Unit prepaid stock purchase contracts were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. Also, in computing diluted loss per share for the three and six months ended March 31, 2011, all common stock equivalents from employee compensation awards were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. In computing diluted earnings per share for the three and six months ended March 31 2010, options/SSARs to purchase 1.6 million and 1.8 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
During the three and six months ended March 31, 2011 and 2010, we did not repurchase any shares in the open market. Any future stock repurchases as allowed by our debt covenants must be approved by the Company’s Board of Directors or its Finance Committee.

(7) Borrowings
At March 31, 2011 and September 30, 2010, we had the following long-term debt (in thousands):

		March 31,	September 30,
	Maturity Date	2011	2010
Secured Revolving Credit Facility	August 2011	$—	$—

6 1/2% Senior Notes	November 2013	—	164,473
6 7/8% Senior Notes	July 2015	184,454	209,454
8 1/8% Senior Notes	June 2016	172,879	180,879
12% Senior Secured Notes	October 2017	250,000	250,000
9 1/8% Senior Notes	June 2018	300,000	300,000
9 1/8% Senior Notes	May 2019	250,000	—
TEU Senior Amortizing Notes	August 2013	12,367	14,594
Unamortized debt discounts		(25,220)	(23,617)

Total Senior Notes, net		1,144,480	1,095,783

Mandatory Convertible Subordinated Notes	January 2013	57,500	57,500
Junior subordinated notes	July 2036	48,503	47,470
Cash Secured Loan	November 2017	32,591	—
Other secured notes payable	Various Dates	3,622	10,794

Total debt, net		$1,286,696	$1,211,547

Secured Revolving Credit Facility —On August 5, 2009, we entered into an amendment to our Secured Revolving Credit Facility that reduced the size of the facility to $22 million. The Secured Revolving Credit Facility is provided by one lender. The Secured Revolving Credit Facility provides for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of March 31, 2011, we have elected to cash collateralize all letters of credit; however, we have pledged approximately $949.4 million of inventory assets to our Senior Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of March 31, 2011 or September 30, 2010.
We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our Senior Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $92.2 million. As of March 31, 2011 and September 30, 2010, we have secured letters of credit using cash collateral in restricted accounts totaling $38.0 million and $38.8 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.
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
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At March 31, 2011, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, certain indentures require us to offer to purchase 10% of the original amount of the Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $62.5 million of notes, based on the original amounts of the applicable notes; however, this amount may be reduced by certain Senior Note repurchases (potentially at less than par) made after the triggering date. As of March 31, 2011, our consolidated tangible net worth was $245.8 million.
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
Also in May 2010, we issued 3 million 7.25% tangible equity units (TEUs) which were comprised of prepaid stock purchase contracts and senior amortizing notes. As these two components of the TEUs are legally separate and detachable, we have accounted for the two components as separate items for financial reporting purposes and valued them based on their relative fair value at the date of issuance. The amortizing notes are unsecured senior obligations and rank equally with all of our other unsecured indebtedness and had an aggregate initial principal amount of $15,738,000 as determined under the relative fair value method. These notes pay quarterly installments of principal and interest aggregating approximately $1.4 million per quarter through August 15, 2013, and in the aggregate, these installments will be equivalent to a 7.25% cash payment per year with respect to each $25 stated amount of the TEUs. If we elect to settle the prepaid stock purchase contracts early, we may be required to repurchase certain amortizing notes, plus accrued and unpaid interest as provided for in the TEU agreement. The related prepaid stock purchase contracts will convert to Beazer Homes’ common stock on August 15, 2013 and have been accounted for as equity in the accompanying unaudited condensed consolidated balance sheets.
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
During the six months ended March 31, 2011, we redeemed or repurchased in open market transactions $197.5 million principal amount of our Senior Notes ($164.5 million of 6 1/2% Senior Notes due 2013, $25.0 million of 6 7/8% Senior Notes due 2015 and $8.0 million of 8 1/8% Senior Notes due 2016). The aggregate purchase price was $198.3 million, including accrued and unpaid interest as of the purchase date. The redemption/repurchase of the notes resulted in a $3.0 million pre-tax loss on extinguishment of debt, net of unamortized discounts and debt issuance costs related to these notes. All Senior Notes redeemed/repurchased by the Company were cancelled.
Mandatory Convertible Subordinated Notes — On January 12, 2010, we issued $57.5 million aggregate principal amount of 7 1/2% Mandatory Convertible Subordinated Notes due 2013 (the Mandatory Convertible Subordinated Notes). Interest on the Mandatory Convertible Subordinated Notes is payable quarterly in cash in arrears. Holders of the Mandatory Convertible Subordinated Notes have the right to convert their notes, in whole or in part, at any time prior to maturity, into shares of our common stock at a fixed conversion rate of 5.4348 shares per $25 principal amount of notes. At maturity, the remaining notes will automatically convert into the Company’s common stock at a defined conversion rate which will range from 4.4547 to 5.4348 (the initial conversion rate) shares per $25 principal amount of notes based on the then current price of the common stock. The securities are subordinated to nonconvertible debt, the conversion feature is non-detachable and there are no beneficial conversion features associated with this debt. If our consolidated tangible net worth is less than $85 million as of the last day of a fiscal quarter, the Company has the right to require holders to convert all of the notes then outstanding for shares of our common stock at the maximum conversion rate.
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
The aforementioned exchange has been accounted for as an extinguishment of debt as there has been a significant modification of cash flows and, as such, the New Junior Notes were recorded at their estimated fair value at the exchange date. Over the remaining life of the New Junior Notes, we will increase their carrying value until this carrying value equals the face value of the notes. During the quarter ended March 31, 2010, we recorded a pre-tax gain on extinguishment of $53.6 million in connection with this exchange. As of March 31, 2011, the unamortized accretion was $52.3 million and will be amortized over the remaining life of the notes.
As of March 31, 2011, we were in compliance with all covenants under our Senior Notes.
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
The lenders of these facilities may put the outstanding loan balances to the Company at the two or four year anniversaries of the loan. The loan matures in seven years. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our unaudited condensed consolidated balance sheet as of March 31, 2011. We borrowed $32.6 million at inception of the loans and have the right for additional borrowings within the first six months of the closing. The cash secured loan has an interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing. We intend to draw down under the cash secured loans prior to May 2011 to protect refinancing capacity available under our covenant refinancing basket related to previous or future debt repayments.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of March 31, 2011 and September 30, 2010, we had outstanding notes payable of $3.6 million and $10.8 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2013 and had fixed rates ranging from 7.3% to 9.0% at March 31, 2011. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

(8) Income Taxes
For the three and six months ended March 31, 2011, our tax benefit from continuing operations was $2.4 million and $3.0 million, respectively. The principal difference between our effective rate and the U.S. federal statutory rate for the three and six months ended March 31, 2011 relates to our valuation allowance.
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
As of March 31, 2011, our valuation allowance was $484.2 million and we expect to continue to add to our gross deferred tax assets for anticipated NOLs that will not be limited by Section 382.
In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. The IRS is currently conducting a routine examination of our federal income tax returns for fiscal years 2007 through 2010, and certain state taxing authorities are examining various fiscal years. The final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal 2006 and subsequent years.
During the first half of fiscal 2011, there have been no material changes to the components of the Company’s total unrecognized tax benefits, including any amount which, if recognized, would affect our effective tax rate.
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

As of March 31, 2011, our warranty reserves include an estimate for the repair of less than 60 homes in Florida where certain of our subcontractors installed defective Chinese drywall in homes that were delivered during our 2006 and 2007 fiscal years. As of March 31, 2011, we have completed repairs on approximately 76% of these homes and have begun repairing a number of the remaining homes. We are inspecting additional homes in order to determine whether they also contain the defective Chinese drywall. Like most major homebuilders, we contract for many of our construction activities on a turnkey basis including the purchase and installation of drywall. With few exceptions, our contractors purchased the drywall from independent suppliers, and delivered and installed this drywall into Beazer’s homes. Much of this data is unavailable or inconclusive. Accordingly, it is difficult for the Company to determine which suppliers were used by these contractors, which suppliers provided defective Chinese drywall during the time period at issue or what amounts may have been purchased from such suppliers. As a result, it is difficult for the Company to determine which Beazer communities or particular homes had Chinese drywall installed without inspections and, the amount of additional liability, if any, is not reasonably estimable. Therefore, the outcome of inspections in process and potential future inspections or an unexpected increase in repair costs may require us to increase our warranty reserve in the future. In addition, the Company has been named as a defendant in a number of legal actions related to defective Chinese drywall (see Litigation below).
As a result of our analyses, we adjust our estimated warranty liabilities. While we believe that our warranty reserves are adequate as of March 31, 2011, historical data and trends may not accurately predict actual warranty costs or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Balance at beginning of period	$21,643	$28,360	$25,821	$30,100
Accruals for warranties issued	940	1,457	1,814	2,763
Changes in liability related to warranties existing in prior periods	(683)	161	(2,683)	(48)
Payments made	(3,201)	(3,312)	(6,253)	(6,149)

Balance at end of period	$18,699	$26,666	$18,699	$26,666

Litigation
A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (RESPA) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The parties have reached an agreement to settle the lawsuit, which will be partially funded by insurance proceeds. The settlement has been preliminarily approved by the court, but remains subject to final court approval. Under the terms of the settlement, the action will be dismissed with prejudice, and the Company and all other defendants will not admit any liability. The Company has accrued a liability for such matter which is not material to the Company’s financial position or results of operations and is included in the total litigation accrual discussed below.
During fiscal 2008, the administrative agent for the lenders of one of our unconsolidated joint ventures filed individual lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. We are a 2.58% member in this joint venture (see Note 3 for additional information). An estimate of probable loss or range of loss, if any cannot presently be made. In addition, one member of the joint venture filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members failed to perform under the applicable membership agreements. The arbitration panel issued its decision on July 6, 2010 and denied the plaintiff’s claims for specific performance claims and awarded damages in an amount well below the amount claimed. The Company does not believe that its proportional share of the award is material to our consolidated financial position or results of operations. The arbitration award was confirmed by the United States District Court and is now on appeal to the United States Court of Appeals for the Ninth Circuit. On December 9, 2010, three lenders filed an involuntary bankruptcy petition against the joint venture. On February 3, 2011, the bankruptcy court granted this petition and the motion for appointment of a trustee. As a result of this ruling, we expect the lenders to attempt to enforce the repayment guaranty under the debt agreement. The joint venture has appealed the grant of the involuntary bankruptcy. We are evaluating our defenses to a claim under the repayment guaranty. Given the recent bankruptcy court ruling, we have accrued $17.2 million as of March 31, 2011 related to our estimated obligation under the repayment guaranty. We have also recorded $13.2 million to Other Assets representing our future land purchase rights from the ultimate payment of the repayment guaranty. Because there are uncertainties with respect to the value of the lien rights or title to our share of the underlying property, we may be required to record adjustments to the carrying value of these recognized Other Assets in future periods as better information becomes available.
On June 3, 2009, a purported class action complaint was filed by the owners of one of our homes in our Magnolia Lakes’ community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was filed in the Circuit Court for Lee County, Florida on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney’s fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation. We believe that the claims asserted in these actions are governed by its home warranty or are without merit. Accordingly, the Company intends to vigorously defend against these actions. Furthermore, the Company has offered to repair all Beazer homes affected by defective Chinese drywall pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, the vast majority of affected Beazer homeowners have accepted the Company’s offer to repair. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs.
On December 10, 2010, a shareholder derivative suit was filed in the United States District Court for the District of Delaware against certain employees and directors of the Company. The complaint alleges that the defendants made false and misleading statements in the Company’s 2010 proxy regarding the tax deductibility of the Company’s 2010 Equity Incentive Plan. Plaintiff also alleges that defendants breached their fiduciary duties. The Company has filed a motion to dismiss the plaintiff’s claims and we await the court’s ruling.
On March 14, 2011, the Company and several subsidiaries were named as defendants in a lawsuit filed by Flagstar Bank, FSB in the Circuit Court for the County of Oakland, State of Michigan. The complaint demands approximately $5 million to recover purported losses in connection with 57 residential mortgage loan transactions under theories of breach of contract, fraud/intentional misrepresentation and other similar theories of recovery. We believe we have strong defenses to the claims on these individual loans and intend to vigorously defend the action. In addition, on April 18, 2011, BMC received a notice from another investor demanding that BMC indemnify it for losses suffered with respect to eight mortgage loan transactions largely alleging misrepresentations during the loan origination process. We are currently investigating these claims. As previously disclosed, we operated BMC from 1998 through February 2008 to offer mortgage financing to the buyers of our homes. BMC entered into various agreements with mortgage investors for the origination of mortgage loans. Underwriting decisions were not made by BMC but by the investors or third-party service providers. To date, including the mortgage loans that are the subject of the lawsuit and the demand described herein, we have received requests to repurchase fewer than 100 mortgage loans from various investors. While we have not been required to repurchase any mortgage loans, we have established an immaterial amount as a reserve for the repurchase of mortgage loans originated by BMC. We cannot rule out the potential for additional mortgage loan repurchase claims in the future, although, at this time, we do not believe that the exposure related to any such additional claims would be material to our consolidated financial position or results of operation. As of March 31, 2011, no liability has been recorded for any such additional claims as such exposure is not both probable and reasonably estimable.
On March 15, 2011, a shareholder derivative suit was filed in the Superior Court of Fulton County, State of Georgia against certain employees and directors of the Company and the Company’s compensation consultants. The complaint alleges breach of fiduciary duties involving certain decisions regarding executive compensation; specifically that compensation increases awarded to certain Company executives for the 2010 fiscal year were improper in light of the subsequent advisory vote by shareholders on the Company’s 2010 executive compensation resolution. We intend to vigorously defend against this legal action.
We cannot predict or determine the timing or final outcome of the lawsuits or the effect that any adverse findings or adverse determinations in the pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss, if any, cannot presently be made with respect to certain of the above pending matters. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations.
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for fiscal 2011 and each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will also be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million of which $16 million has been paid as of March 31, 2011. As of September 30, 2010, we had accrued approximately $1 million for future obligations under the DPA and HUD agreements which was paid in November 2010. Based on our projections of adjusted EBITDA for the remainder of fiscal 2011, we have accrued less than $1 million related to these future obligations as of March 31, 2011. We believe that our accrual for this liability is appropriate as of March 31, 2011, however, positive adjusted EBITDA in future years will require us to incur additional expense in the future.
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our communities completed or under construction. The EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. The parties have agreed to settle this matter and have executed a Consent Decree which received court approval on February 10, 2011. The terms of the Consent Decree constitute a final judgment and the Company did not admit any liability. Pursuant to the terms of the Consent Decree, the Company paid a civil penalty during the quarter which is not material to the Company’s financial position or results of operations. The Company has established and implemented a comprehensive stormwater management program to ensure compliance with the Clean Water Act, similar state regulations and the terms of the Consent Decree itself.
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
We have accrued $15.9 million and $18.0 million in other liabilities related to all of the above matters as of March 31, 2011 and September 30, 2010, respectively.
We had outstanding letters of credit and performance bonds of approximately $37.4 million and $181.3 million, respectively, at March 31, 2011 related principally to our obligations to local governments to construct roads and other improvements in various developments. Our outstanding letters of credit at March 31, 2011 include $3.7 million relating to our lot option contracts discussed in Note 1.
(10) Fair Value Measurements
As of March 31, 2011, we had no assets or liabilities in our unaudited condensed consolidated balance sheets that were required to be measured at fair value on a recurring basis. Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 — Quoted prices in active markets for identical assets or liabilities; Level 2 — Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 — Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability. The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the six months ended March 31, 2011 and 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Six Months Ended March 31, 2011:
Development projects in progress	—	—	29,244	29,244
Land held for sale	—	—	—	—
Right to purchase land	—	—	13,184	13,184
Joint venture investments	—	—	—	—

Six Months Ended March 31, 2010:
Development projects in progress	—	—	43,315	43,315
Land held for sale	—	—	2,039	2,039
Joint venture investments	—	—	4,060	4,060
As previously disclosed, we review our long-lived assets, including inventory for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair values of our investments in unconsolidated joint ventures are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. During the six months ended March 31, 2011, we recorded total impairments, including discontinued operations, of $18.2 million, $0.2 million and $0.4 million for development projects in progress, land held for sale and joint venture investments, respectively. During the six months ended March 31, 2010, we recorded total impairments, including discontinued operations, of $17.9 million, $1.2 million and $11.5 million for development projects in progress, land held for sale, and joint venture investments, respectively. See Notes 1, 3 and 4 for additional information related to the fair value accounting for the assets listed above.
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

	As of March 31, 2011		As of September 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior Notes	$1,144,480	$1,210,548	$1,095,783	$1,093,855
Mandatory Convertible Subordinated Notes	57,500	55,407	57,500	61,525
Junior Subordinated Notes	48,503	48,503	47,470	47,470

	$1,250,483	$1,314,458	$1,200,753	$1,202,850

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
(11) Segment Information
We have three homebuilding segments operating in 16 states and beginning in the second quarter of fiscal 2011, we have introduced our Pre-Owned Homes division in Arizona. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues from our Pre-Owned segment are derived from the rental and ultimate sale of previously owned homes purchased and improved by the Company. Our reportable segments have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. In alignment therewith, during the fourth quarter of fiscal year 2010, we moved our Raleigh, North Carolina market from our East segment to our Southeast segment. The reportable homebuilding segments and all other homebuilding operations, not required to be reported separately, include operations conducting business in the following states:
West: Arizona, California, Nevada and Texas

East: Delaware, Indiana, Maryland, New Jersey, New York, Pennsylvania, Tennessee (Nashville) and Virginia

Southeast: Florida, Georgia, North Carolina (Raleigh), and South Carolina
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding, land sale and other revenues less home construction, land development and land sales expense, depreciation and amortization and certain selling, general and administrative expenses which are incurred by or allocated to our homebuilding segments. Operating income for our Pre-Owned segment is defined as rental and home sale revenues less home repairs and operating expenses, home sales expense, depreciation and amortization and certain selling, general and administrative expenses which are incurred by or allocated to the segment. The accounting policies of our segments are those described in Note 1 and Note 1 to our 2010 Annual Report. The following information is in thousands:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue
West	$36,791	$80,770	$76,339	$166,563
East	58,418	80,165	108,632	168,968
Southeast	32,294	31,520	52,831	69,997
Pre-Owned	—	—	—	—

Continuing Operations	$127,503	$192,455	$237,802	$405,528

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Operating loss
West	$(22,853)	$761	$(26,025)	$3,642
East	(503)	5,528	(443)	10,309
Southeast	23	(6,393)	(1,272)	(5,925)
Pre-Owned	(243)	—	(243)	—

Segment total	(23,576)	(104)	(27,983)	8,026
Corporate and unallocated (a)	(21,403)	(21,574)	(45,319)	(59,467)

Total operating loss	(44,979)	(21,678)	(73,302)	(51,441)

Equity in income (loss) of unconsolidated joint ventures	71	(8,779)	309	(8,809)
(Loss) gain on extinguishment of debt	(102)	52,946	(3,004)	52,946
Other expense, net	(11,465)	(18,033)	(29,531)	(37,559)

(Loss) income from continuing operations before income taxes	$(56,475)	$4,456	$(105,528)	$(44,863)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Depreciation and amortization
West	$570	$1,217	$1,122	$2,444
East	470	560	973	1,600
Southeast	145	348	272	751
Pre-Owned	1	—	1	—

Segment total	1,186	2,125	2,368	4,795

Corporate and unallocated (a)	889	556	1,620	1,162

Continuing Operations	$2,075	$2,681	$3,988	$5,957

	Six Months Ended
	March 31,
	2011	2010
Capital Expenditures
West	$1,830	$1,626
East	1,242	495
Southeast	825	565
Pre-Owned	—	—
Corporate and unallocated	1,083	693
Discontinued operations	21	—

Consolidated total	$5,001	$3,379

	March 31,	September 30,
	2011	2010
Assets
West	$660,981	$630,376
East	357,945	333,648
Southeast	183,015	169,496
Pre-Owned	368	—
Corporate and unallocated (b)	615,636	727,681
Discontinued operations	35,413	41,701

Consolidated total	$1,853,358	$1,902,902

(a)	Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs.

(b)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other corporate items that are not allocated to the segments.
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

Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
March 31, 2011
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

ASSETS
Cash and cash equivalents	$385,379	$1,303	$393	$(4,879)	$382,196
Restricted cash	70,627	391	—	—	71,018
Accounts receivable (net of allowance of $3,550)	—	34,224	12	—	34,236
Income tax receivable	2,823	—	—	—	2,823
Owned inventory	—	1,233,428	—	—	1,233,428
Consolidated land not owned under option agreements	—	35,458	—	—	35,458
Investments in unconsolidated joint ventures	773	8,532	—	—	9,305
Deferred tax assets	7,864	—	—	—	7,864
Property, plant and equipment, net	—	25,010	—	—	25,010
Investments in subsidiaries	161,234	—	—	(161,234)	—
Intercompany	1,023,449	(1,032,093)	3,765	4,879	—
Other assets	20,945	27,100	3,975	—	52,020

Total assets	$1,673,094	$333,353	$8,145	$(161,234)	$1,853,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$39,199	$—	$—	$39,199
Other liabilities	93,068	115,199	3,611	—	211,878
Intercompany	1,060	—	(1,060)	—	—
Obligations related to land not owned under option agreements	—	19,693	—	—	19,693
Total debt (net of discounts of $25,220)	1,283,074	3,622	—	—	1,286,696

Total liabilities	1,377,202	177,713	2,551	—	1,557,466

Stockholders’ equity	295,892	155,640	5,594	(161,234)	295,892

Total liabilities and stockholders’ equity	$1,673,094	$333,353	$8,145	$(161,234)	$1,853,358

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

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Three Months Ended March 31, 2011
Total revenue	$—	$127,503	$282	$(282)	$127,503

Home construction and land sales expenses	8,279	102,894	—	(282)	110,891
Inventory impairments and option contract abandonments	1,409	16,444	—	—	17,853

Gross (loss) profit	(9,688)	8,165	282	—	(1,241)

Selling, general and administrative expenses	—	41,631	32	—	41,663
Depreciation and amortization	—	2,075	—	—	2,075

Operating (loss) income	(9,688)	(35,541)	250	—	(44,979)
Equity in income of unconsolidated joint ventures	—	71	—	—	71
Loss on extinguishment of debt	(102)	—	—	—	(102)
Other (expense) income, net	(19,058)	7,576	17	—	(11,465)

(Loss) income before income taxes	(28,848)	(27,894)	267	—	(56,475)
(Benefit from) provision for income taxes	(11,213)	8,694	93	—	(2,426)
Equity in (loss) income of subsidiaries	(36,414)	—	—	36,414	—

(Loss) income from continuing operations	(54,049)	(36,588)	174	36,414	(54,049)
Income (loss) from discontinued operations	—	297	(3)	—	294
Equity in income (loss) of subsidiaries	294	—	—	(294)	—

Net (loss) income	$(53,755)	$(36,291)	$171	$36,120	$(53,755)

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Six Months Ended March 31, 2011
Total revenue	$—	$237,802	$533	$(533)	$237,802

Home construction and land sales expenses	15,173	194,476	—	(533)	209,116
Inventory impairments and option contract abandonments	1,409	17,130	—	—	18,539

Gross (loss) profit	(16,582)	26,196	533	—	10,147

Selling, general and administrative expenses	—	79,397	64	—	79,461
Depreciation and amortization	—	3,988	—	—	3,988

Operating (loss) income	(16,582)	(57,189)	469	—	(73,302)
Equity in income of unconsolidated joint ventures	—	309	—	—	309
Loss on extinguishment of debt	(3,004)	—	—	—	(3,004)
Other (expense) income, net	(37,981)	8,406	44	—	(29,531)

(Loss) income before income taxes	(57,567)	(48,474)	513	—	(105,528)
(Benefit from) provision for income taxes	(22,376)	19,178	179	—	(3,019)
Equity in (loss) income of subsidiaries	(67,318)	—	—	67,318	—

(Loss) income from continuing operations	(102,509)	(67,652)	334	67,318	(102,509)
Loss from discontinued operations	—	(48)	(6)	—	(54)
Equity in loss of subsidiaries	(54)	—	—	54	—

Net (loss) income	$(102,563)	$(67,700)	$328	$67,372	$(102,563)

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Three Months Ended March 31, 2010
Total revenue	$—	$192,174	$281	$—	$192,455

Home construction and land sales expenses	10,070	147,521	—	—	157,591
Inventory impairments and option contract abandonments	464	9,522	—	—	9,986

Gross (loss) profit	(10,534)	35,131	281	—	24,878

Selling, general and administrative expenses	—	43,842	33	—	43,875
Depreciation and amortization	—	2,681	—	—	2,681

Operating (loss) income	(10,534)	(11,392)	248	—	(21,678)
Equity in loss of unconsolidated joint ventures	—	(8,779)	—	—	(8,779)
Gain on extinguishment of debt	52,670	276	—	—	52,946
Other (expense) income, net	(19,565)	1,511	21	—	(18,033)

Income (loss) before income taxes	22,571	(18,384)	269	—	4,456
Provision for (benefit from) income taxes	8,521	(10,315)	95	—	(1,699)
Equity in (loss) income of subsidiaries	(7,895)	—	—	7,895	—

Income (loss) from continuing operations	6,155	(8,069)	174	7,895	6,155
Loss from discontinued operations	—	(854)	(3)	—	(857)
Equity in loss of subsidiaries	(857)	—	—	857	—

Net income (loss)	$5,298	$(8,923)	$171	$8,752	$5,298

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Six Months Ended March 31, 2010
Total revenue	$—	$404,291	$1,237	$—	$405,528

Home construction and land sales expenses	21,454	322,281	—	—	343,735
Inventory impairments and option contract abandonments	1,096	17,440	—	—	18,536

Gross (loss) profit	(22,550)	64,570	1,237	—	43,257

Selling, general and administrative expenses	—	88,681	60	—	88,741
Depreciation and amortization	—	5,957	—	—	5,957

Operating (loss) income	(22,550)	(30,068)	1,177	—	(51,441)
Equity in loss of unconsolidated joint ventures	—	(8,809)	—	—	(8,809)
Gain on extinguishment of debt	52,670	276	—	—	52,946
Other (expense) income, net	(40,097)	2,497	41	—	(37,559)

(Loss) income before income taxes	(9,977)	(36,104)	1,218	—	(44,863)
(Benefit from) provision for income taxes	(3,766)	(92,186)	427	—	(95,525)
Equity in (loss) income of subsidiaries	56,873	—	—	(56,873)	—

Income from continuing operations	50,662	56,082	791	(56,873)	50,662
Income (loss) from discontinued operations	—	2,639	(4)	—	2,635
Equity in income (loss) of subsidiaries	2,635	—	—	(2,635)	—

Net income	$53,297	$58,721	$787	$(59,508)	$53,297

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Cash Flow Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

For the six months ended March 31, 2011
Net cash (used in) provided by operating activities	$(14,602)	$(172,292)	$182	$—	$(186,712)

Cash flows from investing activities:
Capital expenditures	—	(5,001)	—	—	(5,001)
Investments in unconsolidated joint ventures	—	(1,431)	—	—	(1,431)
Increase in restricted cash	(33,742)	(340)	—	—	(34,082)
Decrease in restricted cash	1,894	370	—	—	2,264

Net cash used in investing activities	(31,848)	(6,402)	—	—	(38,250)

Cash flows from financing activities:
Repayment of debt	(199,700)	(464)	—	—	(200,164)
Proceeds from issuance of new debt	246,388	—	—	—	246,388
Proceeds from issuance of cash secured loan	32,591	—	—	—	32,591
Debt issuance costs	(5,130)	—	—	—	(5,130)
Common stock redeemed	(64)	—	—	—	(64)
Excess tax benefit from equity based compensation	(3,584)	—	—	—	(3,584)
Advances to/from subsidiaries	(169,519)	172,118	11	(2,610)	—

Net cash (used in) provided by financing activities	(99,018)	171,654	11	(2,610)	70,037

(Decrease) increase in cash and cash equivalents	(145,468)	(7,040)	193	(2,610)	(154,925)
Cash and cash equivalents at beginning of period	530,847	8,343	200	(2,269)	537,121

Cash and cash equivalents at end of period	$385,379	$1,303	$393	$(4,879)	$382,196

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

For the six months ended March 31, 2010
Net cash (used in) provided by operating activities	$(42,936)	$67,685	$(2,467)	$—	$22,282

Cash flows from investing activities:
Capital expenditures	—	(3,379)	—	—	(3,379)
Investments in unconsolidated joint ventures	—	(4,862)	—	—	(4,862)
Increase in restricted cash	(22,156)	(807)	—	—	(22,963)
Decrease in restricted cash	28,036	1,134	—	—	29,170

Net cash provided by (used in) investing activities	5,880	(7,914)	—	—	(2,034)

Cash flows from financing activities:
Repayment of debt	(151,042)	(1,375)	—	—	(152,417)
Mandatory Convertible issued	57,500	—	—	—	57,500
Debt issuance costs	(3,912)	—	—	—	(3,912)
Common stock issued	97,901	—	—	—	97,901
Common stock redeemed	(134)	—	—	—	(134)
Excess tax benefit from equity based compensation	(2,057)	—	—	—	(2,057)
Advances to/from subsidiaries	66,918	(66,096)	(89)	(733)	—

Net cash provided by (used in) financing activities	65,174	(67,471)	(89)	(733)	(3,119)

Increase (decrease) in cash and cash equivalents	28,118	(7,700)	(2,556)	(733)	17,129
Cash and cash equivalents at beginning of period	495,692	11,482	2,915	(2,750)	507,339

Cash and cash equivalents at end of period	$523,810	$3,782	$359	$(3,483)	$524,468

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
We have classified the results of operations of our mortgage origination services, title services and our exit markets as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Discontinued operations were not segregated in the consolidated balance sheets or statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of operations. The results of our discontinued operations in the Consolidated Statements of Operations for the three and six months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Total revenue	$2,155	$5,880	$6,776	$12,141
Home construction and land sales expenses	1,044	4,838	4,407	10,028
Inventory impairments and lot option abandonments	7	293	242	620

Gross profit	1,104	749	2,127	1,493
Selling, general and administrative expenses	597	1,591	1,749	3,507
Depreciation and amortization	49	66	103	214

Operating income (loss)	458	(908)	275	(2,228)
Equity in loss of unconsolidated joint ventures	(174)	—	(349)	(2,744)
Other income, net	22	20	26	65

Income (loss) from discontinued operations before income taxes	306	(888)	(48)	(4,907)
Provision (benefit) from income taxes	12	(31)	6	(7,542)

Income (loss) from discontinued operations, net of tax	$294	$(857)	$(54)	$2,635

Assets and liabilities from discontinued operations at March 31, 2011 and September 30, 2010, consist of the following (in thousands):

	March 31,	September 30,
	2011	2010
ASSETS
Cash and cash equivalents	$30	$462
Accounts receivable	320	2,214
Inventory	34,509	38,377
Other assets	554	648

Assets of discontinued operations	$35,413	$41,701

LIABILITIES
Trade accounts payable and other liabilities	$4,712	$7,903
Accrued warranty expenses	4,870	6,208

Liabilities of discontinued operations	$9,582	$14,111

(14) CEO Reimbursement
On March 3, 2011, Ian McCarthy, the Company’s CEO, entered into a consent agreement with the Securities and Exchange Commission (SEC) to resolve a potential enforcement action under Section 304(a) of the Sarbanes Oxley Act (SOX). The final judgment with respect to this consent was approved by the United States District Court of the Northern District of Georgia on March 28, 2011. Section 304 of SOX empowers the SEC to recover for the benefit of the Company certain incentive compensation of a Chief

Executive Officer (CEO) if the company has restated its financial statements without any wrongdoing on the part of the CEO. As previously disclosed, in May of 2008, the Company restated its financial statements, covering fiscal years ending September 30, 2002 through 2006 and the first two quarters of fiscal 2007. The SEC did not allege that Mr. McCarthy was involved in any wrongdoing or had otherwise violated securities laws. In accordance with the final judgment and Section 304 of SOX, Mr. McCarthy agreed to reimburse the Company for his entire fiscal 2006 incentive bonus, certain of his stock sale profits and certain 2006 equity grants. According to the agreement, he is to pay $6,479,281 in cash to the Company and return 66,357 shares of common stock or pay an additional $306,569 in cash (26,254 shares of which had been returned as of March 31, 2011) . He also agreed to forfeit his right to 52,509 shares of unvested restricted stock. Mr. McCarthy paid $3 million to the Company in April 2011 and the remainder will be paid within 150 days (by August 25, 2011) from the final judgment date of March 28, 2011.
With respect to the cash reimbursement, the Company recognized $6.5 million of income in the second quarter of fiscal 2011, which is equal to the amount due to be paid back to the Company by Mr. McCarthy ($3 million of which was paid in April 2011). This amount represents the amount of compensation expense previously recognized by the Company. With respect to the stock related to previously vested awards that is returned by Mr. McCarthy, the Company will recognize income equal to the value of the stock at the date of return. Due to the significant decline in the Company’s stock price, the stock price used to determine the value of the returned stock will be significantly less than the grant date price of the equity award under which these shares vested and, therefore, the amount of income recognized will be less than the amount of expense previously recognized by the Company related to these awards. The Company recorded approximately $122,000 related to Mr. McCarthy’s return of 26,254 shares of common stock during the quarter ended March 31, 2011. With respect to the 52,509 shares of unvested restricted stock returned by Mr. McCarthy, the Company recognized approximately $245,000 which is equal to the fair value of the shares at the date of return. The income related to the cash reimbursement, the return of common stock and the return of the unvested restricted stock is included in other expense, net in the accompanying unaudited condensed consolidated statements of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
While there have been some indications of improvement in certain macro-economic data such as job growth in select markets, there are little signs of an imminent significant recovery in the homebuilding industry. Continued high unemployment levels coupled with credit constraints for certain consumers have resulted in general uncertainty among potential buyers concerning the health of the overall economy. Traffic in our communities for the second quarter was mixed with slow conditions in certain markets and modestly improved conditions in others. However, even in markets with improved traffic, potential buyers appear to lack an urgency to buy and have lengthened their decision-making processes. The current homebuilding environment is also challenged by increased numbers of foreclosed homes offered at substantially reduced prices, particularly in some of our western markets such as Phoenix and Las Vegas.
Throughout the homebuilding recession we have remained disciplined in our approach to the business. We have continued to reduce direct construction costs and overhead expenses and have also controlled our land acquisition and development spending. We remain committed to controlling our supply of unsold homes under construction and ensuring that our inventory supply aligns with our current demand expectations. This approach resulted in the closure of several divisional operations during the past several years and resulted in our decision to exit the Jacksonville, Florida and Albuquerque, New Mexico markets during the fourth quarter of fiscal 2010. Subsequent to the end of the second quarter of fiscal 2011, we identified ways to further streamline our operations and reduce our cost footprint given the current market environment, eliminating approximately 130 full time positions across nearly all functional areas. The reductions made subsequent to quarter end are expected to save the Company approximately $20 million on an annual basis.

We expect to continue this disciplined approach to managing our business during these uncertain times as we strive toward returning to profitability.
In addition, recognizing a unique opportunity given the market conditions in certain areas, during the quarter ended March 31, 2011, the Company launched its Pre-Owned Homes Division beginning in the Phoenix market. This division is charged with acquiring, improving and renting out recently built, previously owned homes within select communities in markets in which the Company currently operates. By augmenting the sale of newly constructed homes with rental options of previously owned homes, we expect to appeal to a broader range of consumers. Because the primary source of Pre-Owned Homes will be distressed sales, typically foreclosures or short sales, we anticipates acquiring homes at a discount to their replacement cost. The new Division leverages our strengths as a homebuilder and knowledge of our markets, and offers an attractive investment proposition for a portion of the Company’s cash reserve. Local third party property managers will handle the day-to-day operations and the marketing of the rentals. Pre-Owned Homes is presented as a reportable segment in the management discussions and analysis that follow.
As we selectively invest in the growth of the business, we will continue to focus on maintaining a significant liquidity position, subject to capitalizing on opportunities that would alter our current cash investment expectations and enhance profitability in the near term. We may also, from time to time, continue to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. There can be no assurances that we will be able to complete any of these transactions in the future on favorable terms or at all.
While our visibility into the economic conditions for the remainder of fiscal 2011 is limited at this time, we believe that we will benefit from increases in housing starts and limited improvements in employment in the second half of the fiscal year. Therefore, while we recognize the continued risks which may delay a broad-based housing recovery, we believe the environment will gradually improve, perhaps slowly, and we have taken the steps necessary to position ourselves to participate in the eventual housing recovery.
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
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, beginning in the second half of fiscal 2006 and continuing through the first quarter of fiscal 2011, we continued to experience challenging conditions in most of our markets which contributed to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations. In addition, the expiration of the $8,000 First Time Homebuyer Tax Credit as of April 2010 appears to have incentivized certain homebuyers to purchase homes during the first half of fiscal 2010, further impacting prior period comparisons to the first and second quarters of fiscal 2011.

RESULTS OF CONTINUING OPERATIONS:

	Three Months Ended March 31,		Six Months Ended March 31,
($ in thousands)	2011	2010	2011	2010
Revenues:
Homebuilding	$123,591	$192,066	$233,577	$400,659
Land sales and other	3,912	389	4,225	4,869

Total	$127,503	$192,455	$237,802	$405,528

Gross (loss) profit:
Homebuilding	$(2,606)	$23,412	$8,471	$41,021
Land sales and other	1,365	1,466	1,676	2,236

Total	$(1,241)	$24,878	$10,147	$43,257

Gross margin:
Homebuilding	-2.1%	12.2%	3.6%	10.2%
Land sales and other	34.9%	376.9%	39.7%	45.9%
Total	-1.0%	12.9%	4.3%	10.7%

Selling, general and administrative (SG&A) expenses:	$41,663	$43,875	$79,461	$88,741

SG&A as a percentage of total revenue	32.7%	22.8%	33.4%	21.9%

Depreciation and amortization	$2,075	$2,681	$3,988	$5,957

Equity in income (loss) of unconsolidated joint ventures from:
Income (loss) from joint venture activity	$71	$(26)	$401	$(56)
Impairment of joint venture investments	—	(8,753)	(92)	(8,753)

Equity in income (loss) of unconsolidated joint ventures	$71	$(8,779)	$309	$(8,809)

(Loss) gain on extinguishment of debt	$(102)	$52,946	$(3,004)	$52,946
Items impacting comparability between periods
The following items impact the comparability of our results of operations between the three and six months ended March 31, 2011 and 2010: inventory impairments and abandonments, certain selling, general and administrative costs and loss on extinguishment of debt. In addition, during the fourth quarter of fiscal 2010, we exited or discontinued our title services operations and our New Mexico and Jacksonville, Florida markets and have reclassified the previously reported operating results of these operations for all periods presented to discontinued operations. We have also reclassified the March 31, 2010 three and six-month operating results of our Raleigh market from the East to the Southeast segment in alignment with the basis that is used by management for evaluating segment performance and resource allocations.
Inventory Impairments and Abandonments. The decrease in gross margin over the prior year was significantly impacted by an increase in non-cash pre-tax inventory impairments and option contract abandonments from $10.0 million in the second quarter of fiscal 2010 to $17.9 million in fiscal 2011. The projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates. The impairments recorded on our held for development inventory primarily resulted from the continued decline in the homebuilding environment across our submarkets. During the second quarter of fiscal 2011, although certain markets showed limited improvement from the prior years, for certain other communities we determined it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. Specifically, during the second quarter of fiscal 2011, in certain of our markets our competitors further reduced prices or increased sales incentives to drive absorption in response to overall market conditions and the desire to capture prospective homebuyers who, absent the price reductions, appear to lack an urgency to buy and have lengthened their decision-making processes. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material.

The impairments on land held for sale above represent further write downs of these properties to net realizable value, less estimated costs to sell and are as a result of challenging market conditions and our review of recent comparable transactions. The negative impairments for the three and six months ended March 31, 2011 are due to adjustments to accruals for estimated selling costs related to either our strategic decision to develop a previously held-for-sale land position or revised estimates based on pending sales transactions.
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
The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Development projects and homes in process (Held for Development)
West	$15,884	$4,398	$15,985	$6,945
East	120	1,201	229	2,118
Southeast	104	3,785	152	6,927
Unallocated	1,608	592	1,608	1,472

Subtotal	$17,716	$9,976	$17,974	$17,462

Land Held for Sale
West	$—	$—	$(51)	$1,061
East	—	—	—	—
Southeast	(42)	—	169	—

Subtotal	$(42)	$—	$118	$1,061

Lot Option Abandonments
West	$41	$7	$84	$7
East	43	—	133	1
Southeast	95	3	230	5

Subtotal	$179	$10	$447	$13

Continuing Operations	$17,853	$9,986	$18,539	$18,536

The estimated fair value of our impaired inventory at each period end, the number of lots and number of communities impaired in each period are set forth in the table below as follows ($ in thousands):

	Estimated Fair
	Value of Impaired
	Inventory at Period	Lots	Communities
Quarter Ended	End	Impaired	Impaired
March 31, 2011	$29,244	730	7
December 31, 2010	$—	—	—
March 31, 2010	$25,975	525	13
December 31, 2009	$13,997	379	7
Selling, General and Administrative Expense Items. The decrease in SG&A expense for the three and six months ended March 31, 2011 as compared to the comparable periods of the prior year is primarily due to continued cost reductions realized as a result of our comprehensive review of SG&A costs and reductions in selling expenses directly related to the 31.1% and 37.7% decrease in home closings, offset partially by a $4.0 million charge related to our impairment of our future land purchase rights (see Note 3 to the unaudited condensed consolidated financial statements for additional information).

(Loss) Gain on Extinguishment of Debt. During the six months ended March 31, 2011, we redeemed or repurchased in open market transactions an aggregate of $197.5 million of our outstanding Senior Notes for an aggregate purchase price of $198.3 million, including accrued and unpaid interest as of the purchase date. These transactions resulted in a loss on extinguishment of debt of $3.0 million, net of unamortized discounts and debt issuance costs related to these notes. During the three and six months ended March 31, 2010, we recognized a $52.9 million gain primarily related to the partial exchange and substantial modification of terms of $75 million of our Junior Subordinated Notes due 2036.
Other expense, net. For the three and six months ended March 31, 2011, other expense, net includes $19.1 million and $38.0 million of interest expense not qualified for capitalization respectively. Other expense for the three and six months ended March 31, 2011 is net of the $6.8 million benefit recognized related to Mr. McCarthy’s settlement with the SEC (see Note 14 for additional information). For the three and six months ended March 31, 2010, other expense, net includes $19.6 million and $40.1 million of interest expense not qualified for capitalization respectively.
Income taxes. Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which is the valuation allowance recorded against substantially all of our deferred tax assets. Due to the effect of our valuation allowance adjustments beginning in fiscal 2008, a comparison of our annual effective tax rates must consider the changes in our valuation allowance.
Our overall effective tax rates from continuing operations were -4.3%, and -2.9% for three and six months ended March 31, 2011, respectively compared to -38.1% and -212.9% for the three and six months ended March 31, 2010. The effective tax rates for the three and six months ended March 31, 2011 were primarily attributable to changes in our valuation allowance and our net deferred tax asset. The -212.9% effective tax rate for six months ended March 31, 2010 was primarily attributable to the five-year carryback of federal tax losses due to the expanded NOL carryback provisions contained in the Worker, Homeownership, and Business Assistance Act of 2009, enacted on November 9, 2009. These expanded NOL carryback provisions allowed us to carry back our fiscal 2009 tax losses to prior years. Absent the new legislation, the fiscal 2009 federal tax loss would have been carried forward to be available to offset future taxable income and the Company would have maintained a valuation allowance against the resulting deferred tax asset. Any losses that the Company was not able to carry back to earlier years were offset by a valuation allowance.
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2011	2010	2011	2010
Closings	10	20	32	46
New Orders	5	44	18	62
Homebuilding revenues	$2,158	$5,362	$6,335	$10,693
Land and lot sale revenues	$—	$150	$435	$700
Mortgage & title revenues	$(3)	$368	$6	$748

Total revenue	$2,155	$5,880	$6,776	$12,141

See Note 13 to the unaudited condensed consolidated financial statements for additional information related to our discontinued operations.

Three and Six Month Periods Ended March 31, 2011 Compared to the Three and Six Month Periods Ended March 31, 2010
Segment Results — Continuing Operations
Unit Data by Segment

	Three Months Ended March 31,
	New Orders, net			Cancellation Rates		Backlog
	2011	2010	11 v 10	2011	2010	2011	2010	11 v 10

West	417	646	-35.4%	21.8%	21.3%	463	665	-30.4%
East	480	624	-23.1%	23.3%	17.7%	682	733	-7.0%
Southeast	297	359	-17.3%	10.3%	10.7%	269	345	-22.0%

Total	1,194	1,629	-26.7%	19.9%	17.8%	1,414	1,743	-18.9%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates		Backlog
	2011	2010	11 v 10	2011	2010	2011	2010	11 v 10

West	591	999	-40.8%	27.4%	22.5%	463	665	-30.4%
East	737	852	-13.5%	25.5%	21.3%	682	733	-7.0%
Southeast	406	488	-16.8%	14.0%	16.2%	269	345	-22.0%

Total	1,734	2,339	-25.9%	23.8%	20.8%	1,414	1,743	-18.9%

Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog as of March 31, 2011 and 2010 was $339.3 million and $386.1 million, respectively.
New orders, net of cancellations, for the three and six months ended March 31, 2011 decreased compared to the same period in the prior year in many of our markets. As we expected, market conditions in the homebuilding industry became challenging after the expiration of the tax credit at the end of April 2010. Despite historically low interest rates and increased affordability which usually entice more prospective buyers to purchase a new home, low consumer confidence, high unemployment rates and a high number of existing and projected foreclosures are having a damaging impact on the market. As a result, potential buyers appear to lack an urgency to buy and have lengthened their decision-making processes.. So despite an increase in traffic in many of our communities, we have experienced fewer than expected new orders as compared to the prior year. Our Houston and Southern California markets in our West segment have been further impacted by the closeout of communities that were performing at higher than average absorption rates in the prior year and by the timing of new communities opening for sales. In addition, in most of our markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressures on all home sales and limit financing availability. This has led to higher cancellation rates in certain markets as potential homebuyers are unable to secure acceptable financing.
The decrease in total units in backlog and the aggregate dollar value of homes in backlog for our continuing operations at March 31, 2011 compared to the prior year, related directly to our decrease in net new orders. If continued market weakness contributes to further reduced levels of backlog, we will experience less revenue in the future which could also result in additional asset impairment charges and lower levels of liquidity. However, we currently expect new orders and backlog to increase as the availability of mortgage loans further stabilizes, the inventory of new and used homes decreases and consumer confidence in the economic recovery increases.

Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues, the average selling prices of our homes and closings by reportable segment (in thousands):

	Three Months Ended March 31,
	Homebuilding Revenues			Average Selling Price			Closings
	2011	2010	11 v 10	2011	2010	11 v 10	2011	2010	11 v 10

West	$35,788	$80,445	-55.5%	$197.7	$218.0	-9.3%	181	369	-50.9%
East	55,927	80,115	-30.2%	255.4	260.1	-1.8%	219	308	-28.9%
Southeast	31,876	31,506	1.2%	184.3	203.3	-9.3%	173	155	11.6%

Total	$123,591	$192,066	-35.7%	$215.7	$230.8	-6.5%	573	832	-31.1%

	Six Months Ended March 31,
	Homebuilding Revenues			Average Selling Price			Closings
	2011	2010	11 v 10	2011	2010	11 v 10	2011	2010	11 v 10

West	$75,336	$163,169	-53.8%	$189.8	$213.3	-11.0%	397	765	-48.1%
East	106,141	167,507	-36.6%	252.1	257.3	-2.0%	421	651	-35.3%
Southeast	52,100	69,983	-25.6%	184.8	199.4	-7.3%	282	351	-19.7%

Total	$233,577	$400,659	-41.7%	$212.3	$226.7	-6.4%	1,100	1,767	-37.7%

Homebuilding revenues decreased for the three and six months ended March 31, 2011 compared to the comparable period of the prior year due to a decrease in closings and a decrease in average selling prices (ASP). The reduction in ASP was primarily attributable to the mix in closings between products and among communities as compared to the prior year and also to the impact of our efforts to market our homes competitively with local competition and to reduce spec inventory with discounted sales prices and incentives. The decrease in closings is attributable to the seasonally unusually high closings in the fiscal 2010 second quarter related to the expiration of the tax credit at the end of April 2010 and the current market conditions in which potential buyers appear to lack an urgency to buy and have lengthened their decision-making processes.
Homebuilding Gross Profit. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges). Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs. The following table sets forth our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the three and six months ended March 31, 2011, and 2010. Total homebuilding gross profit and gross margin excluding inventory impairments and abandonments and interest amortized to cost of sales are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit determined in accordance with GAAP as an indicator of operating performance. The magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company, and for other home builders, have been significant in recent periods and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, and other similar presentations by analysts and other companies, is frequently used to assist investors in understanding and comparing the operating characteristics of home building activities by eliminating many of the differences in companies’ respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management compare operating results and as a measure of the level of cash which may be available for discretionary spending.

	Three Months Ended March 31, 2011
			Impairments &	HB Gross	HB Gross	Interest	HB Gross Profit	HB Gross Margin
	HB Gross	HB Gross	Abandonments	Profit w/o	Margin w/o	Amortized to	w/o I&A and	w/o I&A and
(In thousands)	(Loss) profit	Margin	(I&A)	I&A	I&A	COS	Interest	Interest
West	$(10,170)	-28.4%	$15,925	$5,755	16.1%	$—	$5,755	16.1%
East	7,868	14.1%	163	8,031	14.4%	—	8,031	14.4%
Southeast	5,004	15.7%	157	5,161	16.2%	—	5,161	16.2%
Corporate & unallocated	(5,308)		1,608	(3,700)		8,279	4,579

Total homebuilding	$(2,606)	-2.1%	$17,853	$15,247	12.3%	$8,279	$23,526	19.0%

	Three Months Ended March 31, 2010
			Impairments &	HB Gross	HB Gross	Interest	HB Gross Profit	HB Gross Margin
	HB Gross	HB Gross	Abandonments	Profit w/o	Margin w/o	Amortized to	w/o I&A and	w/o I&A and
(In thousands)	Profit	Margin	(I&A)	I&A	I&A	COS	Interest	Interest
West	$12,305	15.3%	$4,405	$16,710	20.8%	$—	$16,710	20.8%
East	12,862	16.1%	1,201	14,063	17.6%	—	14,063	17.6%
Southeast	(1,133)	-3.6%	3,788	2,655	8.4%	—	2,655	8.4%
Corporate & unallocated	(622)		592	(30)		10,070	10,040

Total homebuilding	$23,412	12.2%	$9,986	$33,398	17.4%	$10,070	$43,468	22.6%

	Six Months Ended March 31, 2011
			Impairments &	HB Gross	HB Gross	Interest	HB Gross Profit	HB Gross Margin
	HB Gross	HB Gross	Abandonments	Profit w/o	Margin w/o	Amortized to	w/o I&A and	w/o I&A and
(In thousands)	Profit	Margin	(I&A)	I&A	I&A	COS	Interest	Interest
West	$(4,414)	-5.9%	$16,018	$11,604	15.4%	$—	$11,604	15.4%
East	15,834	14.9%	362	16,196	15.3%	—	16,196	15.3%
Southeast	7,600	14.6%	551	8,151	15.6%	—	8,151	15.6%
Corporate & unallocated	(10,549)		1,608	(8,941)		15,173	6,232

Total homebuilding	$8,471	3.6%	$18,539	$27,010	11.6%	$15,173	$42,183	18.1%

	Six Months Ended March 31, 2010
			Impairments &	HB Gross	HB Gross	Interest	HB Gross Profit	HB Gross Margin
	HB Gross	HB Gross	Abandonments	Profit w/o	Margin w/o	Amortized to	w/o I&A and	w/o I&A and
(In thousands)	Profit	Margin	(I&A)	I&A	I&A	COS	Interest	Interest
West	$26,933	16.5%	$8,013	$34,946	21.4%	$—	$34,946	21.4%
East	26,539	15.8%	2,119	28,658	17.1%	—	28,658	17.1%
Southeast	1,571	2.2%	6,932	8,503	12.2%	—	8,503	12.2%
Corporate & unallocated	(14,022)		1,472	(12,550)		21,454	8,904

Total homebuilding	$41,021	10.2%	$18,536	$59,557	14.9%	$21,454	$81,011	20.2%

For the three and six months ended March 31, 2011 as compared to the prior year, the decrease in gross margins without I&A and interest across all segments is primarily due to decreased revenues and the impact of those reduced revenues on indirect construction costs which are relatively fixed in the short-term, offset partially by $4.4 million of non-recurring warranty recoveries in the prior year.
In a given quarter, our reported gross margins arise from both communities previously impaired and communities not previously impaired. In addition as indicated above, certain gross margin amounts arise from recoveries of prior period costs, including warranty items that are not directly tied to communities generating revenue in the period. Home closings from communities previously impaired would, in most instances, generate negative gross margins prior to the impact of the flow-back of the impairments (i.e. the benefit to the community’s gross margin results because the land underlying the home sold was previously written down to fair value thereby reducing the cost of sales for the home sold as compared to homes for which the underlying land had not been impaired.) As such, the margin impact of the impairment flow-back for these communities generally exceeds total gross margin for these communities. The extent to which this flow-back is greater than reported gross margins is related to the historical cost basis of the individual assets, which obviously varies by asset. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since impairment flow-back is tied to individual lots in specific communities it will vary considerably from period to period. As a result we analyze this flow-back impact on gross margins on a trailing twelve-month basis rather than a quarterly basis. For the trailing 12-month period, the homebuilding gross margin from our continuing operations was 5.9% and excluding interest and inventory impairments, it was 17.4%. For the same trailing 12-month period, homebuilding gross margins were as follow in those communities that have previously been impaired:

Homebuilding Gross Margin from previously impaired communities:

Pre-impairment turn gross margin	-10.4%

Impact of interest amortized to COS related to these communities	6.0%

Pre-impairment turn gross margin, excluding interest amortization	-4.4%

Impact of impairment turns	20.7%

Gross margin (post impairment turns), excluding interest	16.3%

Land Sales and Other Revenues. Land sales and other revenues relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets and net fees we received for general contractor services we performed on behalf of a third party. The table below summarizes land sales and other revenues and gross profit by reportable segment for the three and six months ended March 31, 2011 and 2010 (in thousands) — n/m in the table below indicates the percentage is “not meaningful”:

	Land Sales & Other Revenues			Land Sales and Other Gross Profit
	Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010	11 v 10	2011	2010	11 v 10

West	$1,003	$325	208.6%	$394	$57	591.2%
East	2,491	50	n/m	665	1,395	-52.3%
Southeast	418	14	n/m	314	14	n/m
Pre-Owned	—	—	n/m	(8)	—	n/m

Total	$3,912	$389	905.7%	$1,365	$1,466	-6.9%

	Land Sales & Other Revenues			Land Sales and Other Gross Profit
	Six Months Ended March 31,			Six Months Ended March 31,
	2011	2010	11 v 10	2011	2010	11 v 10

West	$1,003	$3,394	-70.4%	$394	$369	6.8%
East	2,491	1,461	70.5%	664	1,853	-64.2%
Southeast	731	14	n/m	626	14	n/m
Pre-Owned	—	—	n/m	(8)	—	n/m

Total	$4,225	$4,869	-13.2%	$1,676	$2,236	-25.0%

Our fiscal 2011 land sales and other revenue and gross profit in our Southeast segment also include net fees received for general contractor services we performed on behalf of a third party.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of March 31, 2011, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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
During the six months ended March 31, 2011, we used $154.9 million in cash to fund our activities. Our liquidity position consisted of $382.2 million in cash and cash equivalents plus $71.1 million of restricted cash as of March 31, 2011. We expect to maintain a significant liquidity position during fiscal 2011, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance on a quarterly basis.
During the six months ended March 31, 2011, our net cash used in operating activities was $186.7 million compared to net cash provided by operating activities of $22.3 million during the comparable period of the prior year. A significant portion of our net cash provided by operating activities in the prior year was due to the receipt of federal income tax refunds totaling $102.1 million. Our net cash from operating activities was also impacted by increases in inventory (excluding inventory impairments and abandonment charges and decreases in consolidated inventory not owned) of $94.5 million in fiscal 2011 and $13.7 million in fiscal 2010 related primarily to our strategic investments in land as we closed out older communities and positioned the Company to open new communities. Cash flow from operations was also impacted by $3.8 million and $10.3 million decreases in other assets primarily related to collection of amounts due from land sales and the cash release of utility deposits for the six months ended March 31, 2011 and 2010, respectively. Also impacting our cash (used in) provided by operations was a $14.2 million decrease in trade accounts payables this fiscal year primarily related to the timing of development expenditures as of period end as compared to a $1.2 million increase in trade accounts payable in the prior year related to increased home development costs related to homes sold and spec homes started in anticipation of the closing deadline of the First-time Homebuyer Tax Credit on June 30, 2010.
Net cash used in investing activities was $38.3 million for the six months ended March 31, 2011 which was primarily related to the $32.6 million funding of collateral (restricted cash) for the Company’s new Cash Secured Loan. Net cash provided by financing activities was $70.0 million for the six months ended March 31, 2011 as compared to a use of cash of $3.1 million for the six months ended March 31, 2010. During the six months ended March 31, 2011 we completed a $250 million senior unsecured debt offering, redeemed our outstanding 2013 Senior Notes and repurchased a portion of our 2015 and 2016 Senior Notes. As a result of our 2013 Senior Note repayment, our next scheduled Senior Note principal repayment is not until July 2015.
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
We fulfill our short-term cash requirements with cash generated from our operations. As a result, there were no amounts outstanding under the Secured Revolving Credit Facility at March 31, 2011; however, $37.4 million is currently used for letters of credit. We have entered into a number of stand-alone, cash secured letter of credit agreements with banks. These facilities will continue to provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of March 31, 2011, we have secured our letters of credit under these facilities using cash collateral which is maintained in restricted accounts totaling $38.0 million. In addition, we have elected to pledge approximately $949.4 million of inventory assets to our revolving credit facility. We believe that our $453.2 million of cash and cash equivalents and restricted cash at March 31, 2011, cash generated from our operations and the availability of new debt and equity financing, if any, will be adequate to meet our liquidity needs during fiscal 2011.
Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during the six months ended March 31, 2011 or 2010. Any future stock repurchases, as allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
On November 2, 2007, our Board of Directors suspended payment of quarterly dividends. The Board concluded at that time and continues to believe that suspending dividends to be prudent in light of the continued housing market recession. In addition, the indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At March 31, 2011, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid during the six months ended March 31, 2011 or 2010.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At March 31, 2011, we controlled 30,918 lots (a 7.9-year supply based on our trailing twelve months of closings). We owned 79.6%, or 24,622 lots, and 6,296 lots, 20.4%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $42.8 million at March 31, 2011. This amount includes non-refundable letters of credit of approximately $3.7 million. The total remaining purchase price, net of cash deposits, committed under all options was $257.1 million as of March 31, 2011. When market conditions improve, we may expand our use of option agreements to supplement our owned inventory supply.
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
We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our consolidated balance sheets include investments in joint ventures totaling $9.3 million and $8.7 million at March 31, 2011 and September 30, 2010, respectively.
Our joint ventures typically obtain secured acquisition and development financing. At March 31, 2011, our unconsolidated joint ventures had borrowings outstanding totaling $396.3 million, of which $327.9 million related to one joint venture in which we are a 2.58% partner. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated joint ventures. At March 31, 2011, we had repayment guarantees of $17.9 million. One of our unconsolidated joint ventures, in which we have a 2.58% interest, is in default under its debt agreement at March 31, 2011. To the extent that we are unable to reach satisfactory resolutions, we may be called upon to perform under our applicable guarantees. See Note 3 to the unaudited condensed Consolidated Financial Statements.
We had outstanding performance bonds of approximately $181.3 million, at March 31, 2011 related principally to our obligations to local governments to construct roads and other improvements in various developments.
Recently Adopted Accounting Pronouncements
See Note 1 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of March 31, 2011, we had variable rate debt outstanding totaling $32.6 million dollars. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at March 31, 2011 was $1.32 billion, compared to a carrying value of $1.29 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.32 billion to $1.38 billion at March 31, 2011.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the

effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation. The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (RESPA) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The parties have reached an agreement to settle the lawsuit, which will be partially funded by insurance proceeds. The settlement has been preliminarily approved by the court, but remains subject to final court approval. Under the terms of the settlement, the action will be dismissed with prejudice, and the Company and all other defendants will not admit any liability.
During fiscal 2008, the administrative agent for the lenders of one of our unconsolidated joint ventures filed individual lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. We intend to vigorously defend against this legal action. We are a 2.58% member in this joint venture (see Note 3 for additional information). An estimate of probable loss or range of loss, if any cannot presently be made. In addition, one member of the joint venture filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members failed to perform under the applicable membership agreements. The arbitration panel issued its decision on July 6, 2010 and denied the plaintiff’s claims for specific performance claims and awarded damages in an amount well below the amount claimed. The Company does not believe that its proportional share of the award is material to our consolidated financial position or results of operations. The arbitration award was confirmed by the United States District Court and is now on appeal to the United States Court of Appeals for the Ninth Circuit. On December 9, 2010, three lenders filed an involuntary bankruptcy petition against the joint venture. On February 3, 2011, the bankruptcy court granted this petition and the motion for appointment of a trustee. As a result of this ruling, we expect the lenders to attempt to enforce the repayment guaranty under the debt agreement. The joint venture has appealed the grant of the involuntary bankruptcy. We are evaluating our defenses to a claim under the repayment guaranty.
On June 3, 2009, a purported class action complaint was filed by the owners of one of our homes in our Magnolia Lakes’ community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was filed in the Circuit Court for Lee County, Florida on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney’s fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation. We believe that the claims asserted in these actions are governed by its home warranty or are without merit. Accordingly, the Company intends to vigorously defend against these actions. Furthermore, the Company has offered to repair all Beazer homes affected by defective Chinese drywall pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, the vast majority of affected Beazer homeowners have accepted the Company’s offer to repair. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs.

On December 10, 2010, a shareholder derivative suit was filed in the United States District Court for the District of Delaware against certain employees and directors of the Company. The complaint alleges that the defendants made false and misleading statements in the Company’s 2010 proxy regarding the tax deductibility of the Company’s 2010 Equity Incentive Plan. Plaintiff also alleges that defendants breached their fiduciary duties. The Company has filed a motion to dismiss the plaintiff’s claims and we await the court’s ruling.
On March 14, 2011, the Company and several subsidiaries were named as defendants in a lawsuit filed by Flagstar Bank, FSB in the Circuit Court for the County of Oakland, State of Michigan. The complaint demands approximately $5 million to recover purported losses in connection with 57 residential mortgage loan transactions under theories of breach of contract, fraud/intentional misrepresentation and other similar theories of recovery. We believe we have strong defenses to the claims on these individual loans and intend to vigorously defend the action. In addition, on April 18, 2011, BMC received a notice from another investor demanding that BMC indemnify it for losses suffered with respect to eight mortgage loan transactions largely alleging misrepresentations during the loan origination process. We are currently investigating these claims. As previously disclosed, we operated BMC from 1998 through February 2008 to offer mortgage financing to the buyers of our homes. BMC entered into various agreements with mortgage investors for the origination of mortgage loans. Underwriting decisions were not made by BMC but by the investors or third-party service providers. To date, including the mortgage loans that are the subject of the lawsuit and the demand described herein, we have received requests to repurchase fewer than 100 mortgage loans from various investors.
On March 15, 2011, a shareholder derivative suit was filed in the Superior Court of Fulton County, State of Georgia against certain employees and directors of the Company and the Company’s compensation consultants. The complaint alleges breach of fiduciary duties involving certain decisions regarding executive compensation; specifically that compensation increases awarded to certain Company executives for the 2010 fiscal year were improper in light of the subsequent advisory vote by shareholders on the Company’s 2010 executive compensation resolution. We intend to vigorously defend against this legal action.
We cannot predict or determine the timing or final outcome of the lawsuits or the effect that any adverse findings or adverse determinations in the pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss, if any, cannot presently be made with respect to certain of the above pending matters. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations.
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for fiscal 2011 and each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will also be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million of which $16 million has been paid as of March 31, 2011.
In November 2003, Beazer Homes received a request for information from the EPA pursuant to Section 308 of the Clean Water Act seeking information concerning the nature and extent of storm water discharge practices relating to certain of our communities completed or under construction. The EPA or the equivalent state agency has issued Administrative Orders identifying alleged instances of noncompliance and requiring corrective action to address the alleged deficiencies in storm water management practices. The parties have agreed to settle this matter and have executed a Consent Decree which received court approval on February 10, 2011. The terms of the Consent Decree constitute a final judgment and the Company did not admit any liability. Pursuant to the terms of the Consent Decree, the Company paid a civil penalty during the quarter which is not material to the Company’s financial position or results of operations. The Company has established and implemented a comprehensive stormwater management program to ensure compliance with the Clean Water Act, similar state regulations and the terms of the Consent Decree itself.

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

Beazer Homes USA, Inc.
Date: May 10, 2011	By:	/s/ Allan P. Merrill
	Name:	Allan P. Merrill
Executive Vice President and Chief Financial Officer