Form 10-Q
period 2011-06-30
BEAZER HOMES USA INC
filed 2011-08-09
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐            NO ☑

Class	Outstanding at July 29, 2011

Common Stock, $0.001 par value	75,679,860 shares

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

BEAZER HOMES USA, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Unaudited Condensed Consolidated Balance Sheets, June 30, 2011 and September 30, 2010	4
Unaudited Condensed Consolidated Statements of Operations, Three and Nine Months Ended June 30, 2011 and 2010	5
Unaudited Condensed Consolidated Statements of Cash Flows, Nine Months Ended June 30, 2011 and 2010	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosures about Market Risk	45
Item 4. Controls and Procedures	46
PART II. FINANCIAL INFORMATION	46
Item 1. Legal Proceedings	46
Item 5. Other Information	48
Item 6. Exhibits	48
SIGNATURES	48
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	September 30,
	2011	2010
ASSETS
Cash and cash equivalents	$274,645	$537,121
Restricted cash	284,324	39,200
Accounts receivable (net of allowance of $3,728 and $3,567, respectively)	32,185	32,647
Income tax receivable	2,835	7,684
Inventory
Owned inventory	1,290,786	1,153,703
Land not owned under option agreements	22,571	49,958

Total inventory	1,313,357	1,203,661
Investments in unconsolidated joint ventures	9,535	8,721
Deferred tax assets, net	7,964	7,779
Property, plant and equipment, net	29,239	23,995
Other assets	50,985	42,094

Total assets	$2,005,069	$1,902,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$69,221	$53,418
Other liabilities	191,515	210,170
Obligations related to land not owned under option agreements	14,360	30,666
Total debt (net of discounts of $24,208 and $23,617, respectively)	1,488,965	1,211,547

Total liabilities	1,764,061	1,505,801

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 180,000,000 shares authorized, 75,687,528 and 75,669,381 issued and outstanding, respectively)	76	76
Paid-in capital	624,202	618,612
Accumulated deficit	(383,270)	(221,587)

Total stockholders’ equity	241,008	397,101

Total liabilities and stockholders’ equity	$2,005,069	$1,902,902

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total revenue	$172,829	$321,848	$407,497	$722,407
Home construction and land sales expenses	152,124	280,058	358,413	619,521
Inventory impairments and option contract abandonments	6,870	4,973	25,331	23,303

Gross profit	13,835	36,817	23,753	79,583

Selling, general and administrative expenses	46,414	52,850	125,208	140,874
Depreciation and amortization	2,660	3,353	6,627	9,258

Operating loss	(35,239)	(19,386)	(108,082)	(70,549)
Equity in income (loss) of unconsolidated joint ventures	63	(10)	372	(8,819)
Gain (loss) on extinguishment of debt	95	(9,045)	(2,909)	43,901
Other expense, net	(17,085)	(16,373)	(46,616)	(53,939)

Loss from continuing operations before income taxes	(52,166)	(44,814)	(157,235)	(89,406)
Provision (benefit) from income taxes	3,589	(21,430)	570	(116,955)

(Loss) income from continuing operations	(55,755)	(23,384)	(157,805)	27,549
Loss from discontinued operations, net of tax	(3,365)	(4,432)	(3,878)	(2,068)

Net (loss) income	$(59,120)	$(27,816)	$(161,683)	$25,481

Weighted average number of shares:
Basic	73,982	68,310	73,930	55,079
Diluted	73,982	68,310	73,930	65,276

(Loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(0.75)	$(0.34)	$(2.14)	$0.50
Basic loss per share from discontinued operations	$(0.05)	$(0.07)	$(0.05)	$(0.04)
Basic (loss) earnings per share	$(0.80)	$(0.41)	$(2.19)	$0.46

Diluted (loss) earnings per share from continuing operations	$(0.75)	$(0.34)	$(2.14)	$0.44
Diluted loss per share from discontinued operations	$(0.05)	$(0.07)	$(0.05)	$(0.03)
Diluted (loss) earnings per share	$(0.80)	$(0.41)	$(2.19)	$0.41
See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(161,683)	$25,481

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,033	9,795
Stock-based compensation expense	6,599	8,398
Inventory impairments and option contract abandonments	28,145	24,281
Impairment of future land purchase right	4,036	—
Deferred income tax benefit	(185)	(4,063)
Provision for doubtful accounts	161	(3,972)
Excess tax benefit from equity-based compensation	544	2,057
Equity in loss of unconsolidated joint ventures	141	24,045
Cash distributions of income from unconsolidated joint ventures	38	75
Loss (gain) on extinguishment of debt	2,343	(44,602)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	301	(1,533)
Decrease (increase) in income tax receivable	4,849	(31,014)
(Increase) decrease in inventory	(150,612)	20,442
Decrease in other assets	3,391	6,728
Increase (decrease) in trade accounts payable	15,803	(3,251)
Decrease in other liabilities	(38,012)	(31,626)
Other changes	(510)	(464)

Net cash (used in) provided by operating activities	(277,618)	777

Cash flows from investing activities:
Capital expenditures	(12,134)	(6,658)
Investments in unconsolidated joint ventures	(1,763)	(5,122)
Increases in restricted cash	(250,074)	(26,250)
Decreases in restricted cash	4,950	33,103

Net cash used in investing activities	(259,021)	(4,927)

Cash flows from financing activities:
Repayment of debt	(213,755)	(617,133)
Proceeds from issuance of new debt	246,387	373,238
Proceeds from issuance of cash secured loan	247,368	—
Debt issuance costs	(5,130)	(9,296)
Common stock redeemed	(163)	(134)
Common stock issued	—	166,719
Proceeds from the issuance of TEU prepaid stock purchase contracts	—	57,432
Excess tax benefit from equity-based compensation	(544)	(2,057)

Net cash provided by (used in) financing activities	274,163	(31,231)

Decrease in cash and cash equivalents	(262,476)	(35,381)
Cash and cash equivalents at beginning of period	537,121	507,339

Cash and cash equivalents at end of period	$274,645	$471,958

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
When conducting our community level review for the recoverability of our homebuilding inventories held for development, we establish a quarterly “watch list” of communities with more than 10 homes remaining that carry profit margins in backlog and in our forecast that are below a minimum threshold of profitability. In our experience, this threshold represents a level of profitability that may be an indicator of conditions which would require an asset impairment but does not guarantee that such impairment will definitively be appropriate. As such, assets on the quarterly watch list are subject to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information.
Our qualitative competitive market analyses include site visits to competitor new home communities and written community level competitive assessments. A competitive assessment consists of a comparison of our specific community with its competitor communities, considering square footage of homes offered, amenities offered within the homes and the communities, location, transportation availability and school districts, among many factors. In addition, we review the pace of monthly home sales of our competitor communities in relation to our specific community. We also review other factors such as the target buyer and the macro-economic characteristics that impact the performance of our assets, such as unemployment and the availability of mortgage financing, among other things. Based on this qualitative competitive market analysis, adjustments to our sales prices may be required in order to make our communities competitive. We incorporate these adjusted prices in our quantitative analysis for the specific community.
The quantitative analysis compares the projected future undiscounted cash flows for each such community with its current carrying value. This undiscounted cash flow analysis requires important assumptions regarding the location and mix of house plans to be sold, current and future home sale prices and incentives for each plan, current and future construction costs for each plan and, the pace of monthly sales to occur today and into the future.
There is uncertainty associated with preparing the undiscounted cash flow analysis because future market conditions will almost certainly be different, either better or worse, than current conditions. The single most important “input” to the cash flow analysis is current and future home sales prices for a specific community. The risk of over or under-stating any of the important cash flow variables, including home prices, is greater with longer-lived communities and within markets that have historically experienced greater home price volatility. In an effort to address these risks, we have assumed modest home price and construction cost appreciation beginning in either fiscal 2012 or fiscal 2013 if the community is expected to be selling for more than three years and/or if the market has typically exhibited high levels of price volatility. Absent these assumptions on cost and sales price appreciation, we believe the long-term cash flow analysis would be unrealistic and would serve to artificially improve future profitability. Finally, we also ensure that the monthly sales absorptions, including historical seasonal differences of our communities and those of our competitors, used in our undiscounted cash flow analyses are realistic, consider our development schedules and relate to those achieved by our competitors for the specific communities.
If the aggregate undiscounted cash flows from our quantitative analysis are in excess of the carrying value, the asset is considered to be recoverable and is not impaired. If the aggregate undiscounted cash flows are less than the carrying or book value, we perform a discounted cash flow analysis to determine the fair value of the community. The fair value of the community is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community and ranged from 14.6% to 16.3% for the communities analyzed in the quarter ended June 30, 2011 and ranged from 14.2% to 18.4% for the quarter ended June 30, 2010. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community, the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. If the determined fair value is less than the carrying value of the specific asset, the asset is considered not recoverable and is written down to its fair value plus the asset’s share of capitalized unallocated interest and other costs. The carrying value of assets in communities that were previously impaired and continue to be classified as held for development is not increased for future estimates of increases in fair value in future reporting periods.
In our fiscal 2011 third quarter analyses, we have assumed limited market improvements in some communities beginning in fiscal 2013 and continuing improvement in these communities in subsequent years. For any communities scheduled to close out in fiscal 2012, we did not assume any market improvements. The following tables represent the results, by reportable segment of our community level review of the recoverability of our inventory assets held for development as of June 30, 2011 and 2010 ($ in thousands). We have elected to aggregate our disclosure at the reportable segment level because we believe this level of disclosure is most meaningful to the readers of our financial statements. As previously discussed, communities included on our “watch list” typically carry profit margins in backlog and in our forecast that are below a minimum threshold of profitability. The aggregate undiscounted cash flow fair value as a percentage of book value for the communities represented above is consistent with our expectations given our “watch list” methodology.

		Undiscounted Cash Flow Analyses Prepared
				Aggregate
	# of			Undiscounted
	Communities	# of	Book Value	Cash Flow as a
Segment	On Watch List	Communities	(BV)	% of BV

Quarter Ended June 30, 2011
West	8	4	$5,079	86.5%
East	4	2	9,731	96.5%
Southeast	1	1	5,259	44.0%
Unallocated	—	—	1,564	n/a

Total	13	7	$21,633	81.6%

Quarter Ended June 30, 2010
West	7	7	$32,773	93.4%
East	4	4	8,383	104.6%
Southeast	3	—	—	n/a
Discontinued Operations	2	1	1,326	104.0%
Unallocated	—	—	3,067	n/a

Total	16	12	$45,549	96.2%

The table below summarizes the results of our discounted cash flow analysis for the three and nine months ended June 30, 2011 and 2010. The impairment charges below include impairments taken as a result of these discounted cash flow analyses and also impairment charges recorded for individual homes sold and in backlog with net contribution margins below a minimum threshold of profitability in communities that were otherwise impaired through our discounted cash flow analyses. The estimated fair value of the impaired inventory is determined immediately after a community’s impairment. If a community was impaired in more than one quarter in the same fiscal year, it is only counted once in the number of communities impaired. In addition, the nine month information below only includes the last fiscal impairment information with respect to the number of lots impaired and the estimated fair value at period end for those communities impaired multiple times in the same fiscal year.

	Results of Discounted Cash Flow Analyses Prepared
				Estimated Fair				Estimated Fair
				Value of				Value of
	# of			Impaired	# of			Impaired
	Communities	# of Lots	Impairment	Inventory at	Communities	# of Lots	Impairment	Inventory at
Segment	Impaired	Impaired	Charge	Period End	Impaired	Impaired	Charge	Period End

Quarter Ended June 30, 2011					Nine Months Ended June 30, 2011
West	4	153	$1,571	$4,223	9	831	$17,556	$31,924
East	1	41	759	5,637	1	41	988	5,637
Southeast	1	176	3,435	1,812	1	176	3,557	1,812
Unallocated	—	—	531	—	—	—	2,139	—

Continuing Operations	6	370	6,296	11,672	11	1,048	24,240	39,373
Discontinued Operations	—	—	—	—	—	—	215	—

Total	6	370	$6,296	$11,672	11	1,048	$24,455	$39,373

Quarter Ended June 30, 2010					Nine Months Ended June 30, 2010
West	3	131	$3,361	$5,427	12	495	$10,306	$24,353
East	—	—	463	—	3	73	2,581	4,376
Southeast	—	—	48	—	5	362	6,770	11,095
Unallocated	—	—	568	—	—	—	2,040	—

Continuing Operations	3	131	4,440	5,427	20	930	21,697	39,824
Discontinued Operations	—	—	74	—	2	40	737	3,279

Total	3	131	$4,514	$5,427	22	970	$22,434	$43,103

Due to uncertainties in the estimation process, particularly with respect to projected home sales prices and absorption rates, the timing and amount of the estimated future cash flows and discount rates, it is reasonably possible that actual results could differ from the estimates used in our impairment analyses. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. During these periods, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions in those specific submarkets for the product and locations of these communities. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates based on current market conditions and management’s assumptions relative to future results led to additional impairments in certain communities during the three and nine months ended June 30, 2011 and 2010. Market deterioration that exceeds our estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if the market continues to deteriorate.
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
Asset Valuation — Land Held for Sale. We record assets held for sale at the lower of the carrying value or fair value less costs to sell. The following criteria are used to determine if land is held for sale:
•	management has the authority and commits to a plan to sell the land;
•	the land is available for immediate sale in its present condition; · there is an active program to locate a buyer and the plan to sell the property has been initiated;
•	the sale of the land is probable within one year;
•	the property is being actively marketed at a reasonable sale price relative to its current fair value; and
•	it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.
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
The following table sets forth by reportable segment inventory impairments related to land held for sale (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Land Held for Sale
West	$—	$—	$(51)	$1,061
East	—	—	—	—
Southeast	—	—	169	—

Continuing Operations	$—	$—	$118	$1,061

Discontinued Operations	17	73	74	232

Total Company	$17	$73	$192	$1,293

The impairments on land held for sale above represent further write downs of these properties to net realizable value, less estimated costs to sell and are as a result of challenging market conditions and our review of recent comparable transactions. The negative impairments for the nine months ended June 30, 2011 are due to adjustments to accruals for estimated selling costs related to either our strategic decision to develop a previously held-for-sale land position or revised estimates based on pending sales transactions.
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
Under ASC 810 Consolidation, if the entity holding the land under option is a variable interest entity (VIE), the Company’s deposit represents a variable interest in that entity. If the Company is determined to be the primary beneficiary of the VIE, then we are required to consolidate the VIE, though creditors of the VIE have no recourse against the Company. In recent years, the Company has canceled a significant number of lot option agreements, which has resulted in significant write-offs of the related deposits and pre-acquisition costs but has not exposed the Company to the overall risks or losses of the applicable VIEs.
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
The following provides a summary of our interests in lot option agreements as of June 30, 2011 (in thousands):

	Deposits & Non-
	refundable		Land Not Owned -
	Preacquisition	Remaining	Under Option
	Costs Incurred	Obligation	Agreements
Consolidated VIEs	$6,406	$9,414	$15,820
Other consolidated lot option agreements (a)	1,805	4,946	6,751
Unconsolidated lot option agreements	17,135	210,467	—

Total lot option agreements	$25,346	$224,827	$22,571

(a)	Represents lot option agreements with non-VIE entities that we have deemed to be “financing arrangements” pursuant to ASC 470-40, Product Financing Arrangements.
Stock-Based Compensation. Compensation cost arising from nonvested stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of June 30, 2011 and September 30, 2010, there was $5.3 million and $10.0 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at June 30, 2011 is expected to be recognized over a weighted average period of 2.0 years. For the three months ended June 30, 2011, our total stock-based compensation, included in selling, general and administrative expenses (SG&A), was approximately $1.3 million ($0.9 million net of tax). For the nine months ended June 30, 2011, our total stock-based compensation expense was approximately $6.6 million ($4.4 million net of tax).
Activity relating to nonvested stock awards for the three and nine months ended June 30, 2011 is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2011
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Shares	Value	Shares	Value

Beginning of period	2,334,360	$7.11	1,839,987	$14.41
Granted	25,000	3.60	754,265	4.69
Vested	(257,491)	5.93	(381,547)	22.36
Returned (a)	—	0.00	(52,509)	68.56
Forfeited	(574,107)	6.11	(632,434)	9.93

End of period	1,527,762	$7.62	1,527,762	$7.62

(a)	Our Former Chief Executive Officer returned 52,509 shares of unvested restricted stock due to his agreement with the Securities and Exchange Commission during the second quarter of fiscal 2011.
In addition, during the nine months ended June 30, 2011 and 2010, employees surrendered 39,861 and 27,310 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $163,145 and $134,000 for the nine months ended June 30, 2011 and 2010, respectively.
The fair value of each option/stock-based stock appreciation right (SSAR) grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table summarizes stock options and SSARs outstanding as of June 30, 2011, as well as activity during the three and nine months then ended:

	Three Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2011
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	3,285,834	$18.80	2,578,354	$22.69
Granted	25,000	3.60	754,265	4.69
Expired	—	—	(1,614)	32.96
Forfeited	(667,748)	5.08	(687,919)	5.09

Outstanding at end of period	2,643,086	$22.13	2,643,086	$22.13

Exercisable at end of period	1,279,473	$36.60	1,279,473	$36.60

Vested or expected to vest in the future	2,600,028	$22.41	2,600,028	$22.41

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We used the following assumptions for our options granted during the nine months ended June 30, 2011:

Expected life of options	4.8 years
Expected volatility	51.7%
Expected discrete dividends	—
Weighted average risk-free interest rate	1.22%
Weighted average fair value	$2.10
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

The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. At June 30, 2011, our SSAR/stock options outstanding had no intrinsic value. There was also no intrinsic value of SSARs/stock options vested and expected to vest in the future. The SSARS/stock options vested and expected to vest in the future had a weighted average expected life of 2.5 years. There was no aggregate intrinsic value of exercisable SSARs/stock options as of June 30, 2011.
Other Liabilities. Other liabilities include the following:

		September 30,
(In thousands)	June 30, 2011	2010
Income tax liabilities	$55,412	$53,508
Accrued warranty expenses	17,254	25,821
Accrued interest	18,798	35,477
Accrued and deferred compensation (a)	27,431	31,474
Customer deposits	8,671	3,678
Other	63,949	60,212

Total	$191,515	$210,170

(a)	The June 30, 2011 liability includes approximately $7 million of severance-related obligations, of which $5.9 million relates to contractual obligations associated with the June 2011 departure of our former Chief Executive Officer.
(2) Supplemental Cash Flow Information

	Nine Months Ended
	June 30,
(In thousands)	2011	2010
Supplemental disclosure of non-cash activity:
Decrease in obligations related to land not owned under option agreements	$(16,306)	$(9,730)
Increase in repayment guarantee obligation	17,220	—
Non-cash land acquisitions	770	515
Issuance of stock under deferred bonus stock plans	65	2,337

Supplemental disclosure of cash activity:
Interest payments	106,609	103,300
Income tax payments	521	299
Tax refunds received	3,982	102,086
(3) Investments in Unconsolidated Joint Ventures
As of June 30, 2011, we participated in certain land development joint ventures in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated joint ventures, the total equity and outstanding borrowings of these joint ventures, and our guarantees of these borrowings, as of June 30, 2011 and September 30, 2010:

	June 30,	September 30,
(In thousands)	2011	2010
Beazer’s investment in joint ventures	$9,535	$8,721
Total equity of joint ventures	302,919	298,418
Total outstanding borrowings of joint ventures	394,978	394,301
Beazer’s estimate of its maximum exposure to our repayment guarantees	17,916	15,789
The increase in our investment in unconsolidated joint ventures from September 30, 2010 to June 30, 2011 relates primarily to additional investments of $1.8 million offset by distributions of earnings in cash and lots totaling $0.8 million. For the three and nine months ended June 30, 2011 and 2010, our income (loss) from joint venture activities, the impairments of our investments in certain of our unconsolidated joint ventures, and the overall equity in income (loss) of unconsolidated joint ventures is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Continuing operations:
Income (loss) from joint venture activity	$63	$18	$464	$(38)
Impairment of joint venture investment	—	(28)	(92)	(8,781)

Equity in income (loss) of unconsolidated joint ventures	$63	$(10)	$372	$(8,819)

Reported in loss from discontinued operations, net of tax:
Loss from joint venture activity	$(1)	$—	$(18)	$—
Impairment of joint venture investment	(163)	(12,482)	(495)	(15,226)

Equity in loss of unconsolidated joint ventures - discontinued operations	$(164)	$(12,482)	$(513)	$(15,226)

The aggregate debt of the unconsolidated joint ventures was $395.0 million and $394.3 million at June 30, 2011 and September 30, 2010, respectively. At June 30, 2011, total borrowings outstanding include $327.9 million related to our South Edge LLC (“South Edge”) joint venture in which we are a 2.58% partner.
South Edge is in default under its debt obligations. During fiscal 2008, the administrative agent for the lenders to this joint venture notified the joint venture members that it believed the joint venture was in default of certain joint venture loan agreements, in particular, the failure of the joint venture members to acquire specified parcels of land, resulting in a payment default. In December 2008, the lenders filed individual lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. Due to discussions with our other joint venture members and based on the Company’s revised estimates regarding the realizability of our investment, the Company impaired our equity interest of $8.8 million in this joint venture during the second quarter of fiscal 2010. In addition, one member of the joint venture filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members failed to perform under the applicable membership agreements. The arbitration panel issued its decision on July 6, 2010. The arbitration award was confirmed by the United States District Court and is now on appeal to the United States Court of Appeals for the Ninth Circuit. The Company does not believe that its proportional share of the arbitration proceeding award is considered material to our consolidated financial position or results of operations (see Note 9 for additional information regarding these legal actions). The Company has recorded an accrual for such matter.
On December 9, 2010, three lenders filed an involuntary bankruptcy petition against the joint venture. On February 3, 2011, the bankruptcy court granted this petition and the motion for appointment of a trustee. As a result of this ruling, we expected the lenders to the joint venture to attempt to enforce the repayment guaranty under the debt agreement. Any payments pursuant to the repayment guaranty would reduce the amount of the debt owed by South Edge and would give each payor lien rights against or title to its share of the property currently owned by the joint venture. In addition to the repayment guaranty to the lenders, we, as a member of the joint venture, continue to have obligations for infrastructure and other development costs as provided for in the joint venture agreement. At this time, these costs cannot be quantified due to, among other things, uncertainty over the future development configuration of the project and the related costs, market conditions, uncertainty over the remaining infrastructure deposits and previously filed bankruptcies of other joint venture members.
Effective June 10, 2011, the Company and certain other joint venture members (the Participating Members) have entered into a settlement agreement with the lenders. Under this agreement, the parties have agreed to develop a plan of reorganization for the joint venture by November 10, 2011, unless extended. Based on the terms of the agreement, the Company will pay the lenders an amount between approximately $15.7 million and $17.2 million depending on the resolution of certain contingencies in the agreement. As a result, during the second quarter of fiscal 2011, we had accrued an additional $2.1 million for a total accrual of $17.2 million related to our estimated obligation under the repayment guaranty. In accordance with the final agreement, we paid $1.5 million into an escrow fund in June 2011, reducing our outstanding liability at June 30, 2011 to $15.7 million. As previously discussed, the Company will ultimately obtain land in exchange for satisfaction of our repayment guarantee obligations. At the current time, there are uncertainties with respect to the location and density of the land we would receive, the products we would build on such land and the estimated selling prices of such homes. Considering the various potential scenarios and the current and expected market conditions in the Las Vegas area, we determined that the value of our future land purchase rights was approximately $13.2 million and recognized a $4.0 million impairment on such future land purchase rights during the nine months ended June 30, 2011. We have recorded $13.2 million to Other Assets as of June 30, 2011 representing our future land purchase rights from the ultimate payment of this repayment guaranty. Because there are uncertainties with respect to the value of the lien rights or title to our share of the underlying property, we may be required to record adjustments to the carrying value of these recognized Other Assets in future periods as better information becomes available.
Our joint ventures typically obtain secured acquisition, development and construction financing. Generally Beazer and our joint venture partners provide varying levels of guarantees of debt and other obligations for our unconsolidated joint ventures. At June 30, 2011, these guarantees included, for certain joint ventures, construction completion guarantees, repayment guarantees and environmental indemnities.
In assessing the need to record a liability for the contingent aspect of these guarantees, we consider our historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees and the financial condition of the applicable unconsolidated joint ventures. In addition, we monitor the fair value of the collateral of these unconsolidated joint ventures to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. As of June 30, 2011, we have estimated that the Company’s exposure for the contingent aspect of the guarantees related to our unconsolidated joint ventures was from $0 to $17.9 million. We have recorded a liability for guarantees we determined were probable and reasonably estimable, but we have not recorded a liability for the contingent aspects of any guarantees that we determined were reasonably possible but not probable.
Construction Completion Guarantees
We and our joint venture partners may be obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development. Provided the joint venture and the partners are not in default under any loan provisions, the project lenders typically are obligated to fund these improvements through any financing commitments available under the applicable loans. A majority of these construction completion guarantees are joint and several with our partners. In those cases, we generally have a reimbursement arrangement with our partner which provides that neither party is responsible for more than its proportionate share of the guarantee. However, if our joint venture partner does not have adequate financial resources to meet its obligations under such reimbursement arrangement, we may be liable for more than our proportionate share, up to our maximum exposure, which is the full amount covered by the relevant joint and several guarantee. The guarantees cover a specific scope of work, which may range from an individual development phase to the completion of the entire project. As of June 30, 2011, we have a completion guarantee related to one joint venture loan which also has a repayment guarantee associated with it. No accrual has been recorded, as losses, if any, related to construction completion guarantees are both not probable and not reasonably estimable.
Loan-to-Value Maintenance Agreements
As of June 30, 2011 and September 30, 2010, we do not have any obligations related to LTV guarantees. We and our joint venture partners may provide credit enhancements to acquisition, development and construction borrowings in the form of loan-to-value maintenance agreements, which can limit the amount of additional funding provided by the lenders or require repayment of the borrowings to the extent such borrowings plus construction completion costs exceed a specified percentage of the value of the property securing the borrowings. The agreements generally require periodic reappraisals of the underlying property value. To the extent that the underlying property gets reappraised, the amount of the exposure under the loan-to value-maintenance (LTV) guarantee would be adjusted accordingly and any such change could be significant. In certain cases, we may be required to make a re-balancing payment following a reappraisal in order to reduce the applicable loan-to-value ratio to the required level. During the first quarter of fiscal 2010, the Company and its joint venture partner reached an agreement with the lender of a joint venture to release the LTV guarantee and extend the related loan maturity up to two years in exchange for a loan repayment of $7.4 million. The Company invested an additional $3.9 million in the joint venture to facilitate this repayment during fiscal 2010.
Repayment Guarantees
We and our joint venture partners have repayment guarantees related to certain joint ventures’ borrowings. These repayment guarantees require the repayment of all or a portion of the debt of the unconsolidated joint venture only in the event the joint venture defaults on its obligations under the borrowing or in some cases only in the event the joint venture files for bankruptcy. Our estimate of Beazer’s maximum exposure to our repayment guarantees related to the outstanding debt of its unconsolidated joint ventures was $17.9 million and $15.8 million at June 30, 2011 and September 30, 2010, respectively. As of June 30, 2011, $15.7 million has been recorded in Other Liabilities which is net of the $1.5 million we paid and is currently held in escrow related to our South Edge joint venture.

Environmental Indemnities
Additionally, we and our joint venture partners generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. For the three and nine months ended June 30, 2011 and 2010, we were not required to make any payments related to environmental indemnities. No accrual has been recorded, as losses, if any, related to environmental indemnities are both not probable and not reasonably estimable
(4) Inventory

	June 30,	September 30,
(In thousands)	2011	2010
Homes under construction	$328,067	$210,104
Development projects in progress	445,567	444,062
Land held for future development	384,658	382,889
Land held for sale	36,965	36,259
Capitalized interest	51,230	36,884
Model homes	44,299	43,505

Total owned inventory	$1,290,786	$1,153,703

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 252 ($43.3 million) and 423 ($71.5 million) completed homes that were not subject to a sales contract (spec homes) at June 30, 2011 and September 30, 2010, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale as of June 30, 2011 principally included land held for sale in the markets we have decided to exit including Colorado, Jacksonville, Florida and Charlotte, North Carolina.
The value related to previously owned homes acquired by our Pre-Owned Homes Division is reported as property, plant and equipment, excluded from the inventory information provided, and depreciated over the asset’s estimated remaining useful life. These homes are within select communities in markets in which the Company currently operates and will be repaired, rented to consumers and eventually resold.
Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	June 30, 2011				September 30, 2010
	Projects in	Held for Future	Land Held	Total Owned	Projects in	Held for Future	Land Held	Total Owned
	Progress	Development	for Sale	Inventory	Progress	Development	for Sale	Inventory

West Segment	$318,839	$318,692	$5,243	$642,774	$281,912	$311,472	$5,273	$598,657
East Segment	323,621	41,930	4,947	370,498	269,210	47,381	1,376	317,967
Southeast Segment	143,162	24,036	75	167,273	121,509	24,036	—	145,545
Unallocated	73,495	—	—	73,495	53,157	—	—	53,157
Discontinued Operations	10,046	—	26,700	36,746	8,767	—	29,610	38,377

Total	$869,163	$384,658	$36,965	$1,290,786	$734,555	$382,889	$36,259	$1,153,703

Lot Option Contract Abandonments. We have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as pre-acquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded lot option abandonment charges during the three and nine months ended June 30, 2011 and 2010 as indicated in the table below (in thousands). The abandonment charges relate to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Lot Option Abandonments
West	$32	$526	$116	$533
East	462	7	595	8
Southeast	80	—	262	4

Continuing Operations	$574	$533	$973	$545

Discontinued Operations	2,477	5	2,525	9

Total Company	$3,051	$538	$3,498	$554

We expect to exercise, subject to market conditions, most of our remaining option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised.
(5) Interest
Our ability to capitalize all interest incurred during the three and nine months ended June 30, 2011 and 2010 has been limited by our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Capitalized interest in inventory, beginning of period	$47,624	$41,107	$36,884	$38,338
Interest incurred	32,872	31,561	98,175	96,977
Capitalized interest impaired	(380)	(196)	(1,789)	(1,292)
Interest expense not qualified for capitalization
and included as other expense	(17,707)	(17,381)	(55,688)	(57,478)
Capitalized interest amortized to house
construction and land sales expenses	(11,179)	(16,444)	(26,352)	(37,898)

Capitalized interest in inventory, end of period	$51,230	$38,647	$51,230	$38,647

(6) Earnings Per Share
Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(Loss) income from continuing operations	$(55,755)	$(23,384)	$(157,805)	$27,549
Loss from discontinued operations, net of tax	(3,365)	(4,432)	(3,878)	(2,068)

Net (loss) income	$(59,120)	$(27,816)	$(161,683)	$25,481

Weighted average number of shares outstanding — basic	73,982	68,310	73,930	55,079
Basic (loss) earnings per share from continuing operations	$(0.75)	$(0.34)	$(2.14)	$0.50
Basic loss per share from discontinued operations	$(0.05)	$(0.07)	$(0.05)	$(0.04)
Basic (loss) earnings per share	$(0.80)	$(0.41)	$(2.19)	$0.46

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Diluted:
(Loss) income from continuing operations	$(55,755)	$(23,384)	$(157,805)	$27,549
Interest on convertible debt -net of taxes	—	—	—	1,434

(Loss) income from continuing operations for diluted EPS	$(55,755)	$(23,384)	$(157,805)	$28,983
Loss from discontinued operations, net of tax for diluted EPS	(3,365)	(4,432)	(3,878)	(2,068)

(Loss) income for diluted EPS	$(59,120)	$(27,816)	$(161,683)	$26,915

Weighted average number of shares outstanding — basic	73,982	68,310	73,930	55,079
Effect of dilutive securities:
Shares issuable upon conversion of convertible debt	—	—	—	7,738
Shares issuable upon conversion of TEU prepaid stock purchase contracts	—	—	—	2,459

Weighted average number of shares outstanding — diluted	73,982	68,310	73,930	65,276

Diluted (loss) earnings per share from continuing operations	$(0.75)	$(0.34)	$(2.14)	$0.44
Diluted loss per share from discontinued operations	$(0.05)	$(0.07)	$(0.05)	$(0.03)
Diluted (loss) earnings per share	$(0.80)	$(0.41)	$(2.19)	$0.41
In computing diluted loss per share for the three and nine months ended June 30, 2011 and three months ended June 30, 2010, 25.4 million common shares issuable upon conversion of our Mandatory Convertible Subordinated Notes and Tangible Equity Unit prepaid stock purchase contracts were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. Also, in computing diluted loss per share for the three and nine months ended June 30, 2011 and the three months ended June 30, 2010, all common stock equivalents from employee compensation awards were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. In computing diluted earnings per share for the nine months ended June 30 2010, options/SSARs to purchase 1.9 million shares of common stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
(7) Borrowings
At June 30, 2011 and September 30, 2010, we had the following long-term debt (in thousands):

		June 30,	September 30,
	Maturity Date	2011	2010
Secured Revolving Credit Facility	August 2012	$—	$—

6 1/2% Senior Notes	November 2013	—	164,473
6 7/8% Senior Notes	July 2015	172,454	209,454
8 1/8% Senior Notes	June 2016	172,879	180,879
12% Senior Secured Notes	October 2017	250,000	250,000
9 1/8% Senior Notes	June 2018	300,000	300,000
9 1/8% Senior Notes	May 2019	250,000	—
TEU Senior Amortizing Notes	August 2013	11,226	14,594
Unamortized debt discounts		(24,208)	(23,617)

Total Senior Notes, net		1,132,351	1,095,783

Mandatory Convertible Subordinated Notes	January 2013	57,500	57,500
Junior subordinated notes	July 2036	49,020	47,470
Cash Secured Loan	November 2017	247,368	—
Other secured notes payable	Various Dates	2,726	10,794

Total debt, net		$1,488,965	$1,211,547

Secured Revolving Credit Facility — On August 5, 2009, we entered into an amendment to our Secured Revolving Credit Facility that reduced the size of the facility to $22 million. The Secured Revolving Credit Facility is provided by one lender. The Secured Revolving Credit Facility provides for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of June 30, 2011, we have elected to cash collateralize all letters of credit; however, we have pledged approximately $1.1 billion of inventory assets to our Senior Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of June 30, 2011 or September 30, 2010. In July 2011, we further amended our Secured Revolving Credit Facility to extend its maturity to August 2012.
We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our Senior Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $92.1 million. As of June 30, 2011 and September 30, 2010, we have secured letters of credit using cash collateral in restricted accounts totaling $36.7 million and $38.8 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.
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
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At June 30, 2011, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, certain indentures require us to offer to purchase 10% of the original amount of the Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $62.5 million of notes, based on the original amounts of the applicable notes; however, this amount may be reduced by certain Senior Note repurchases (potentially at less than par) made after the triggering date. As of June 30, 2011, our consolidated tangible net worth was $193.1 million.
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
On September 11, 2009, we issued and sold $250 million aggregate principal amount of our 12% Senior Secured Notes due 2017 (Senior Secured Notes) through a private placement. The Senior Secured Notes were issued at a price of 89.5% of their face amount (before underwriting and other issuance costs). Interest on the Senior Secured Notes is payable semi-annually in cash in arrears. During the quarter ended March 31, 2010, we completed an offer to exchange substantially all of the $250 million Senior Secured Notes, which were registered under the Securities Act of 1933. The Senior Secured Notes were issued under an indenture, dated as of September 11, 2009. The indenture contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on assets of the Company. Upon a change of control, as defined, the indenture requires us to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. If we sell certain assets and do not reinvest the net proceeds in compliance with the indenture, then we must use the net proceeds to offer to repurchase the Senior Secured Notes at 100% of their principal amount, plus accrued and unpaid interest. After October 15, 2012, we may redeem some or all of the Senior Secured Notes at redemption prices set forth in the indenture. The Senior Secured Notes are secured on a second priority basis by, subject to exceptions specified in the related agreements, substantially all of the tangible and intangible assets of the Company as defined.

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
Also in May 2010, we issued 3 million 7.25% tangible equity units (TEUs) which were comprised of prepaid stock purchase contracts and senior amortizing notes. As these two components of the TEUs are legally separate and detachable, we have accounted for the two components as separate items for financial reporting purposes and valued them based on their relative fair value at the date of issuance. The amortizing notes are unsecured senior obligations and rank equally with all of our other unsecured indebtedness and had an aggregate initial principal amount of $15.7 million as determined under the relative fair value method. These notes pay quarterly installments of principal and interest aggregating approximately $1.4 million per quarter through August 15, 2013, and in the aggregate, these installments will be equivalent to a 7.25% cash payment per year with respect to each $25 stated amount of the TEUs. If we elect to settle the prepaid stock purchase contracts early, we may be required to repurchase certain amortizing notes, plus accrued and unpaid interest as provided for in the TEU agreement. The related prepaid stock purchase contracts will be settled in Beazer Homes’ common stock on August 15, 2013 and have been accounted for as equity in the accompanying unaudited condensed consolidated balance sheets.
In November 2010, we issued $250 million aggregate principal amount of 9 1/8% Senior Notes due May 15, 2019 in a private placement. Interest on these notes is payable semi-annually in cash in arrears, commencing on May 15, 2011. These notes are unsecured and rank equally with our unsecured indebtedness. We may, at our option, redeem the 9 1/8% Senior Notes in whole or in part at any time at specified redemption prices which include a “make whole” provision through May 15, 2014. During the quarter ended June 30, 2011, we offered to exchange substantially all of the $250 million 9 1/8% Senior Notes due 2019 for notes that were publically traded and registered under the Securities Act of 1933. As of July 19, 2011, the expiration date of the exchange offer, approximately 94% of $234.6 million of the 9 1/8% Senior Notes were exchanged for the publically traded and registered 9 1/8% Senior Notes.
During the nine months ended June 30, 2011, we redeemed or repurchased in open market transactions $209.5 million principal amount of our Senior Notes ($164.5 million of 6 1/2% Senior Notes due 2013, $37.0 million of 6 7/8% Senior Notes due 2015 and $8.0 million of 8 1/8% Senior Notes due 2016). The aggregate purchase price was $210.0 million, plus accrued and unpaid interest as of the purchase date. The redemption/repurchase of the notes resulted in a $2.9 million pre-tax loss on extinguishment of debt, net of unamortized discounts and debt issuance costs related to these notes. All Senior Notes redeemed/repurchased by the Company were cancelled.
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

The aforementioned exchange has been accounted for as an extinguishment of debt as there has been a significant modification of cash flows and, as such, the New Junior Notes were recorded at their estimated fair value at the exchange date. Over the remaining life of the New Junior Notes, we will increase their carrying value until this carrying value equals the face value of the notes. During the nine months ended June 30, 2010, we recorded a pre-tax gain on extinguishment of $53.6 million in connection with this exchange. As of June 30, 2011, the unamortized accretion was $51.8 million and will be amortized over the remaining life of the notes.
As of June 30, 2011, we were in compliance with all covenants under our Senior Notes.
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
The lenders of these facilities may put the outstanding loan balances to the Company at the two or four year anniversaries of the loan. The loan matures in seven years. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our unaudited condensed consolidated balance sheet as of June 30, 2011. We borrowed $32.6 million at inception of the loans. As previously indicated and in order to protect financing capacity available under our covenant refinancing basket related to previous or future debt repayments, we borrowed an additional $214.8 million under the cash secured loan facilities in the quarter ended June 30, 2011. The cash secured loan has an interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of June 30, 2011 and September 30, 2010, we had outstanding notes payable of $2.7 million and $10.8 million, respectively, primarily related to land acquisitions. These notes payable expire at various times through 2012 and had a weighted average fixed rate of 7.4% at June 30, 2011. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
(8) Income Taxes
For the three and nine months ended June 30, 2011, our tax expense from continuing operations was $3.6 million and $0.6 million, respectively. The principal difference between our effective rate and the U.S. federal statutory rate for the three and nine months ended June 30, 2011 relates to our valuation allowance.
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
As of June 30, 2011, our valuation allowance was $505.8 million and we expect to continue to add to our gross deferred tax assets for anticipated NOLs that will not be limited by Section 382.

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
During the nine months ended June 30, 2011, there have been no material changes to the components of the Company’s total unrecognized tax benefits, including any amount which, if recognized, would affect our effective tax rate.
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
As of June 30, 2011, our warranty reserves include an estimate for the repair of less than 60 homes in Florida where certain of our subcontractors installed defective Chinese drywall in homes that were delivered during our 2006 and 2007 fiscal years. As of June 30, 2011, we have completed repairs on approximately 88% of these homes and we are in the process of repairing all of the remaining homes that we have been given permission to repair. We continue to inspect additional homes in order to determine whether they also contain the defective Chinese drywall. Like most major homebuilders, we contract for many of our construction activities on a turnkey basis, including the purchase and installation of drywall. Therefore, with few exceptions, our contractors purchased the drywall from independent suppliers, and delivered and installed this drywall into Beazer’s homes. Much of this data is unavailable or inconclusive. Accordingly, it is difficult for the Company to determine which suppliers were used by these contractors, which suppliers provided defective Chinese drywall during the time period at issue or what amounts may have been purchased from such suppliers. As a result, it is difficult for the Company to determine which Beazer communities or particular homes had Chinese drywall installed without inspections and, the amount of additional liability, if any, is not reasonably estimable. Therefore, the outcome of inspections in process and potential future inspections or an unexpected increase in repair costs may require us to increase our warranty reserve in the future. In addition, the Company has been named as a defendant in a number of legal actions related to defective Chinese drywall (see other Litigation below).
As a result of our analyses, we adjust our estimated warranty liabilities. While we believe that our warranty reserves are adequate as of June 30, 2011, historical data and trends may not accurately predict actual warranty costs or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$18,699	$26,666	$25,821	$30,100
Accruals for warranties issued	1,344	2,349	3,158	5,112
Changes in liability related to warranties
existing in prior periods	(504)	779	(3,187)	731
Payments made	(2,285)	(4,421)	(8,538)	(10,570)

Balance at end of period	$17,254	$25,373	$17,254	$25,373

South Edge Litigation
During fiscal 2008, the administrative agent for the lenders of one of our unconsolidated joint ventures, South Edge, LLC, (South Edge), filed individual lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. Effective June 10, 2011, the Company and one of its subsidiaries became parties to a settlement among the administrative agent for the lenders to South Edge (the Administrative Agent), certain of the lenders to South Edge, and certain of the other South Edge members and their respective parent companies (together with the Company and its subsidiary, the Participating Members). The Chapter 11 trustee for South Edge has expressed its consent to the agreement. Under the agreement, each of the parties will use commercially reasonable efforts to support confirmation of a consensual plan of reorganization for South Edge (the “Plan”), and to obtain bankruptcy court approval of a disclosure statement that will accompany the Plan, to obtain the requisite support of the South Edge lenders to the Plan, and to consummate the Plan promptly after confirmation, in each case by certain specified dates. Under the agreement, the effective date of the Plan following its confirmation is to occur on or before November 30, 2011, though it may be extended depending on the date of Plan confirmation.
No disclosure statement for the Plan has been approved by the bankruptcy court at this time, and nothing herein should be construed as a solicitation of any vote on the Plan by creditors of or equity holders in South Edge.
Pursuant to the agreement, on the effective date of the Plan, the Company would pay to the lenders an amount between approximately $15.7 million and $17.2 million, depending on certain contingencies including the extent to which infrastructure development funds already pledged to the Administrative Agent can be applied to the Participating Members’ obligations as set forth under the proposed Plan. In addition, the Company would be responsible for it’s pro rata share of various fees, expenses and charges of the administrative agent for the lenders, the lenders and the Chapter 11 trustee, and to pay its share of certain allowed general unsecured claims in the South Edge bankruptcy case. The Company will also be responsible for a portion of certain administrative expenses that arise as part of the Plan confirmation process. As previously disclosed in Note 3, as of June 30, 2011, $15.7 million has been recorded in Other Liabilities which is net of the $1.5 million we paid and is currently held in escrow related to our South Edge joint venture.
If the Plan as proposed under the agreement becomes effective, the Company anticipates that one of its subsidiaries would acquire its share of the land owned by South Edge as a result of a bankruptcy court-approved disposition of the land to a newly created entity in which such subsidiary would expect to be a part owner and which would satisfy or assume the respective liens of the Administrative Agent and the lenders on the land. In addition, if the Plan becomes effective, the Company anticipates that current litigation between the Agent and the Participating Members would be resolved, although lenders who do not consent to the Plan may assert certain claims against the Company (which claims the Company vigorously disputes).
The agreement is subject to bankruptcy court approval and may be terminated by the Administrative Agent or the Participating Members upon the occurrence of certain specified events, including a failure to meet the specified dates on which the above-described activities in support of the Plan are to occur.
Other Litigation
A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation (BMC). The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (RESPA) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The parties have reached an agreement to settle the lawsuit, which will be partially funded by insurance proceeds. The settlement has been preliminarily approved by the court, but remains subject to final court approval. Under the terms of the settlement, the action will be dismissed with prejudice, and the Company and all other defendants will not admit any liability. A fairness hearing has been set for August 30, 2011. The Company has accrued a liability for such matter which is not material to the Company’s financial position or results of operations and is included in the total litigation accrual discussed below.
On June 3, 2009, a purported class action complaint was filed by the owners of one of our homes in our Magnolia Lakes’ community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was filed in the Circuit Court for Lee County, Florida on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney’s fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation. We believe that the claims asserted in these actions are governed by home warranties or are without merit. Accordingly, the Company intends to vigorously defend against these actions. Furthermore, the Company has offered to repair all Beazer homes affected by defective Chinese drywall pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, nearly all of affected Beazer homeowners have accepted the Company’s offer to repair. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs.
On December 10, 2010, a shareholder derivative suit was filed by Milton Pfeiffer in the United States District Court for the District of Delaware against certain officers and directors of the Company. The complaint alleges that the defendants made false and misleading statements in the Company’s 2010 proxy regarding the tax deductibility of the Company’s 2010 Equity Incentive Plan. Plaintiff also alleges that defendants breached their fiduciary duties. This matter has been settled and the court granted preliminary approval of the settlement. The Company admitted no liability and will pay plaintiff’s legal fees. A final hearing was held on August 3, 2011. There were no timely filed objections and the court approved settlement of this matter.
On March 14, 2011, the Company and several subsidiaries were named as defendants in a lawsuit filed by Flagstar Bank, FSB in the Circuit Court for the County of Oakland, State of Michigan. The complaint demands approximately $5 million to recover purported losses in connection with 57 residential mortgage loan transactions under theories of breach of contract, fraud/intentional misrepresentation and other similar theories of recovery. We believe we have strong defenses to the claims on these individual loans and intend to vigorously defend the action. In addition, BMC has received notices from other investors demanding that BMC indemnify them for losses suffered with respect to ten mortgage loan transactions largely alleging misrepresentations during the loan origination process. We are currently investigating these claims. As previously disclosed, we operated BMC from 1998 through February 2008 to offer mortgage financing to the buyers of our homes. BMC entered into various agreements with mortgage investors for the origination of mortgage loans. Underwriting decisions were not made by BMC but by the investors or third-party service providers. To date, including the mortgage loans that are the subject of the lawsuit, we have received requests to repurchase fewer than 100 mortgage loans from various investors. While we have not been required to repurchase any mortgage loans, we have established an immaterial amount as a reserve for the repurchase of mortgage loans originated by BMC. We cannot rule out the potential for additional mortgage loan repurchase claims in the future, although, at this time, we do not believe that the exposure related to any such additional claims would be material to our consolidated financial position or results of operation. As of June 30, 2011, no liability has been recorded for any such additional claims as such exposure is not both probable and reasonably estimable.
On March 15, 2011, a shareholder derivative suit was filed by certain funds affiliated with Teamster Local 237 in the Superior Court of Fulton County, State of Georgia against certain officers and directors of the Company and the Company’s compensation consultants. The complaint alleges breach of fiduciary duties involving decisions regarding executive compensation; specifically that compensation awarded to certain Company executives for the 2010 fiscal year were improper in light of the negative subsequent advisory “say on pay” vote by shareholders at the Company’s 2011 stockholders meeting. The defendants have filed motions to dismiss this case, which were heard on August 3, 2011. The court dismissed all counts of the complaint and requested submission of a proposed order of dismissal.
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
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for fiscal 2011 and each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will also be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million of which $16 million has been paid as of June 30, 2011. As of September 30, 2010, we had accrued approximately $1 million for future obligations under the DPA and HUD agreements which was paid in November 2010. Based on our projections of adjusted EBITDA for the remainder of fiscal 2011, we have no accrual related to these future obligations as of June 30, 2011. We believe that our absence of an accrual for this liability is appropriate as of June 30, 2011, however, positive adjusted EBITDA in future years will require us to incur additional expense in the future.
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
We have accrued $29.9 million and $18.0 million in other liabilities related to all of the above matters including South Edge as of June 30, 2011 and September 30, 2010, respectively.
We had outstanding letters of credit and performance bonds of approximately $34.4 million and $175.8 million, respectively, at June 30, 2011 related principally to our obligations to local governments to construct roads and other improvements in various developments. Our outstanding letters of credit at June 30, 2011 include $3.4 million relating to our lot option contracts discussed in Note 1.
(10) Fair Value Measurements
As of June 30, 2011, we had no assets or liabilities in our unaudited condensed consolidated balance sheets that were required to be measured at fair value on a recurring basis. Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 — Quoted prices in active markets for identical assets or liabilities; Level 2 — Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 — Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.

The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the nine months ended June 30, 2011 and 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Nine Months Ended June 30, 2011:
Development projects in progress	—	—	39,373	39,373
Land held for sale	—	—	—	—
Right to purchase land	—	—	13,184	13,184
Joint venture investments	—	—	—	—

Nine Months Ended June 30, 2010:
Development projects in progress	—	—	43,103	43,103
Land held for sale	—	—	2,039	2,039
Joint venture investments	—	—	4,060	4,060
As previously disclosed, we review our long-lived assets, including inventory for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair values of our investments in unconsolidated joint ventures are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. During the nine months ended June 30, 2011, we recorded total impairments, including discontinued operations, of $24.5 million, $0.2 million and $0.6 million for development projects in progress, land held for sale and joint venture investments, respectively. During the nine months ended June 30, 2010, we recorded total impairments, including discontinued operations, of $22.4 million, $1.3 million and $24.0 million for development projects in progress, land held for sale, and joint venture investments, respectively. See Notes 1 and 3 for additional information related to the fair value accounting for the assets listed above. Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter.
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

	As of June 30, 2011		As of September 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior Notes	$1,132,351	$1,069,390	$1,095,783	$1,093,855
Mandatory Convertible Subordinated Notes	57,500	42,895	57,500	61,525
Junior Subordinated Notes	49,020	49,020	47,470	47,470

	$1,238,871	$1,161,305	$1,200,753	$1,202,850

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
(11) Segment Information
We have three homebuilding segments operating in 16 states and beginning in the second quarter of fiscal 2011, we have introduced our Pre-Owned Homes division in Arizona and Nevada. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues from our Pre-Owned segment are derived from the rental and ultimate sale of previously owned homes purchased and improved by the Company. Our reportable segments have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. In alignment therewith, during the fourth quarter of fiscal year 2010, we moved our Raleigh, North Carolina market from our East segment to our Southeast segment. During the third quarter of fiscal 2011, in order to further optimize capital and resource allocations and based on our evaluation of both external market factors and our position in each market, we decided to discontinue our homebuilding operations in Northwest Florida. As a result, the information below for continuing operations and the Southeast segment, excludes results from our Northwest Florida market.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
West	$55,502	$117,764	$131,841	$284,327
East	77,895	143,855	186,527	312,823
Southeast	39,288	60,229	88,985	125,257
Pre-Owned	144	—	144	—

Continuing Operations	$172,829	$321,848	$407,497	$722,407

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating income/(loss)
West	$(2,542)	$2,486	$(28,567)	$6,128
East	1,905	9,687	1,462	19,996
Southeast	(3,381)	4,700	(4,194)	(947)
Pre-Owned	(75)	—	(318)	—

Segment total	(4,093)	16,873	(31,617)	25,177
Corporate and unallocated (a)	(31,146)	(36,259)	(76,465)	(95,726)

Total operating loss	(35,239)	(19,386)	(108,082)	(70,549)

Equity in income (loss) of unconsolidated joint ventures	63	(10)	372	(8,819)
Gain (loss) on extinguishment of debt	95	(9,045)	(2,909)	43,901
Other expense, net	(17,085)	(16,373)	(46,616)	(53,939)

Loss from continuing operations before income taxes	$(52,166)	$(44,814)	$(157,235)	$(89,406)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Depreciation and amortization
West	$1,160	$1,425	$2,282	$3,869
East	544	839	1,517	2,439
Southeast	222	559	473	1,258
Pre-Owned	12	—	13	—

Segment total	1,938	2,823	4,285	7,566

Corporate and unallocated (a)	722	530	2,342	1,692

Continuing Operations	$2,660	$3,353	$6,627	$9,258

	Nine Months Ended
	June 30,
	2011	2010
Capital Expenditures
West	$3,197	$2,558
East	1,720	1,076
Southeast	1,189	917
Pre-Owned	4,801	—
Corporate and unallocated	1,200	2,002
Discontinued operations	27	105

Consolidated total	$12,134	$6,658

	June 30,	September 30,
	2011	2010
Assets
West	$679,101	$630,376
East	383,981	333,648
Southeast	181,661	161,392
Pre-Owned	4,843	—
Corporate and unallocated (b)	717,766	727,681
Discontinued operations	37,717	49,805

Consolidated total	$2,005,069	$1,902,902

(a)	Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs.

(b)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other corporate items that are not allocated to the segments.

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
Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
June 30, 2011
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

ASSETS
Cash and cash equivalents	$277,985	$324	$1,159	$(4,823)	$274,645
Restricted cash	284,043	281	—	—	284,324
Accounts receivable	—	32,177	8	—	32,185
Income tax receivable	2,835	—	—	—	2,835
Owned inventory	—	1,290,786	—	—	1,290,786
Land not owned under option agreements	—	22,571	—	—	22,571
Investments in unconsolidated joint ventures	773	8,762	—	—	9,535
Deferred tax assets, net	7,964	—	—	—	7,964
Property, plant and equipment, net	—	29,239	—	—	29,239
Investments in subsidiaries	119,948	—	—	(119,948)	—
Intercompany	1,108,288	(1,116,863)	3,752	4,823	—
Other assets	19,547	28,408	3,030	—	50,985

Total assets	$1,821,383	$295,685	$7,949	$(119,948)	$2,005,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$69,221	$—	$—	$69,221
Other liabilities	93,069	95,200	3,246	—	191,515
Intercompany	1,067	—	(1,067)	—	—
Obligations related to land not owned under option agreements	—	14,360	—	—	14,360
Total debt	1,486,239	2,726	—	—	1,488,965

Total liabilities	1,580,375	181,507	2,179	—	1,764,061

Stockholders’ equity	241,008	114,178	5,770	(119,948)	241,008

Total liabilities and stockholders’ equity	$1,821,383	$295,685	$7,949	$(119,948)	$2,005,069

Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
September 30, 2010
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

ASSETS
Cash and cash equivalents	$530,847	$8,343	$200	$(2,269)	$537,121
Restricted cash	38,781	419	—	—	39,200
Accounts receivable	—	32,632	15	—	32,647
Income tax receivable	7,684	—	—	—	7,684
Owned inventory	—	1,153,703	—	—	1,153,703
Land not owned under option agreements	—	49,958	—	—	49,958
Investments in unconsolidated joint ventures	773	7,948	—	—	8,721
Deferred tax assets, net	7,779	—	—	—	7,779
Property, plant and equipment, net	—	23,995	—	—	23,995
Investments in subsidiaries	233,507	—	—	(233,507)	—
Intercompany	846,471	(857,409)	8,669	2,269	—
Other assets	20,434	17,163	4,497	—	42,094

Total assets	$1,686,276	$436,752	$13,381	$(233,507)	$1,902,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$53,418	$—	$—	$53,418
Other liabilities	87,354	118,534	4,282	—	210,170
Intercompany	1,068	—	(1,068)	—	—
Obligations related to land not owned under option agreements	—	30,666	—	—	30,666
Total debt	1,200,753	10,794	—	—	1,211,547

Total liabilities	1,289,175	213,412	3,214	—	1,505,801

Stockholders’ equity	397,101	223,340	10,167	(233,507)	397,101

Total liabilities and stockholders’ equity	$1,686,276	$436,752	$13,381	$(233,507)	$1,902,902

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Three Months Ended June 30, 2011
Total revenue	$—	$172,829	$286	$(286)	$172,829

Home construction and land sales expenses	11,179	141,231	—	(286)	152,124
Inventory impairments and option contract abandonments	380	6,490	—	—	6,870

Gross (loss) profit	(11,559)	25,108	286	—	13,835

Selling, general and administrative expenses	—	46,388	26	—	46,414
Depreciation and amortization	—	2,660	—	—	2,660

Operating (loss) income	(11,559)	(23,940)	260	—	(35,239)
Equity in income of unconsolidated joint ventures	—	63	—	—	63
Gain on extinguishment of debt	95	—	—	—	95
Other (expense) income, net	(17,707)	609	13	—	(17,085)

(Loss) income before income taxes	(29,171)	(23,268)	273	—	(52,166)
(Benefit from) provision for income taxes	(11,339)	14,832	96	—	3,589
Equity in (loss) income of subsidiaries	(37,923)	—	—	37,923	—

(Loss) income from continuing operations	(55,755)	(38,100)	177	37,923	(55,755)
Loss from discontinued operations	—	(3,362)	(3)	—	(3,365)
Equity in (loss) of subsidiaries	(3,365)	—	—	3,365	—

Net (loss) income	$(59,120)	$(41,462)	$174	$41,288	$(59,120)

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Nine Months Ended June 30, 2011
Total revenue	$—	$407,497	$819	$(819)	$407,497

Home construction and land sales expenses	26,352	332,880	—	(819)	358,413
Inventory impairments and option contract abandonments	1,789	23,542	—	—	25,331

Gross (loss) profit	(28,141)	51,075	819	—	23,753

Selling, general and administrative expenses	—	125,118	90	—	125,208
Depreciation and amortization	—	6,627	—	—	6,627

Operating (loss) income	(28,141)	(80,670)	729	—	(108,082)
Equity in income of unconsolidated joint ventures	—	372	—	—	372
Loss on extinguishment of debt	(2,909)	—	—	—	(2,909)
Other (expense) income, net	(55,688)	9,015	57	—	(46,616)

(Loss) income before income taxes	(86,738)	(71,283)	786	—	(157,235)
(Benefit from) provision for income taxes	(33,715)	34,010	275	—	570
Equity in (loss) income of subsidiaries	(104,782)	—	—	104,782	—

(Loss) income from continuing operations	(157,805)	(105,293)	511	104,782	(157,805)
Loss from discontinued operations	—	(3,870)	(8)	—	(3,878)
Equity in loss of subsidiaries	(3,878)	—	—	3,878	—

Net (loss) income	$(161,683)	$(109,163)	$503	$108,660	$(161,683)

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Three Months Ended June 30, 2010
Total revenue	$—	$321,566	$282	$—	$321,848

Home construction and land sales expenses	16,444	263,614	—	—	280,058
Inventory impairments and option contract abandonments	196	4,777	—	—	4,973

Gross (loss) profit	(16,640)	53,175	282	—	36,817

Selling, general and administrative expenses	—	52,824	26	—	52,850
Depreciation and amortization	—	3,353	—	—	3,353

Operating (loss) income	(16,640)	(3,002)	256	—	(19,386)
Equity in loss of unconsolidated joint ventures	—	(10)	—	—	(10)
Gain on extinguishment of debt	(9,045)	—	—	—	(9,045)
Other (expense) income, net	(17,381)	997	11	—	(16,373)

Income (loss) before income taxes	(43,066)	(2,015)	267	—	(44,814)
(Benefit from) provision for income taxes	(16,258)	(5,265)	93	—	(21,430)
Equity in (loss) income of subsidiaries	3,424	—	—	(3,424)	—

Income (loss) from continuing operations	(23,384)	3,250	174	(3,424)	(23,384)
Loss from discontinued operations	—	(4,425)	(7)	—	(4,432)
Equity in loss of subsidiaries	(4,432)	—	—	4,432	—

Net income (loss)	$(27,816)	$(1,175)	$167	$1,008	$(27,816)

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Nine Months Ended June 30, 2010
Total revenue	$—	$720,888	$1,519	$—	$722,407

Home construction and land sales expenses	37,898	581,623	—	—	619,521
Inventory impairments and option contract abandonments	1,292	22,011	—	—	23,303

Gross (loss) profit	(39,190)	117,254	1,519	—	79,583

Selling, general and administrative expenses	—	140,788	86	—	140,874
Depreciation and amortization	—	9,258	—	—	9,258

Operating (loss) income	(39,190)	(32,792)	1,433	—	(70,549)
Equity in loss of unconsolidated joint ventures	—	(8,819)	—	—	(8,819)
Gain on extinguishment of debt	43,625	276	—	—	43,901
Other (expense) income, net	(57,478)	3,487	52	—	(53,939)

(Loss) income before income taxes	(53,043)	(37,848)	1,485	—	(89,406)
(Benefit from) provision for income taxes	(20,024)	(97,451)	520	—	(116,955)
Equity in (loss) income of subsidiaries	60,568	—	—	(60,568)	—

Income from continuing operations	27,549	59,603	965	(60,568)	27,549
Loss from discontinued operations	—	(2,057)	(11)	—	(2,068)
Equity in loss of subsidiaries	(2,068)	—	—	2,068	—

Net income	$25,481	$57,546	$954	$(58,500)	$25,481

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Cash Flow Information
(in thousands)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

For the nine months ended June 30, 2011
Net cash (used in) provided by operating activities	$(33,549)	$(245,010)	$941	$—	$(277,618)

Cash flows from investing activities:
Capital expenditures	—	(12,134)	—	—	(12,134)
Investments in unconsolidated joint ventures	—	(1,763)	—	—	(1,763)
Increases in restricted cash	(250,526)	452	—	—	(250,074)
Decreases in restricted cash	5,539	(589)	—	—	4,950

Net cash used in investing activities	(244,987)	(14,034)	—	—	(259,021)

Cash flows from financing activities:
Repayment of debt	(212,841)	(914)	—	—	(213,755)
Proceeds from issuance of new debt	246,387	—	—	—	246,387
Proceeds from issuance of cash secured loan	247,368	—	—	—	247,368
Debt issuance costs	(5,130)	—	—	—	(5,130)
Common stock redeemed	(163)	—	—	—	(163)
Excess tax benefit from equity-based compensation	(544)	—	—	—	(544)
Advances to/from subsidiaries	(249,403)	251,939	18	(2,554)	—

Net cash provided by (used in) by financing activities	25,674	251,025	18	(2,554)	274,163

(Decrease) increase in cash and cash equivalents	(252,862)	(8,019)	959	(2,554)	(262,476)
Cash and cash equivalents at beginning of period	530,847	8,343	200	(2,269)	537,121

Cash and cash equivalents at end of period	$277,985	$324	$1,159	$(4,823)	$274,645

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

For the nine months ended June 30, 2010
Net cash (used in) provided by operating activities	$(108,436)	$111,653	$(2,440)	$—	$777

Cash flows from investing activities:
Capital expenditures	—	(6,658)	—	—	(6,658)
Investments in unconsolidated joint ventures	—	(5,122)	—	—	(5,122)
Increases in restricted cash	(25,156)	(1,094)	—	—	(26,250)
Decreases in restricted cash	31,880	1,223	—	—	33,103

Net cash provided by (used in) investing activities	6,724	(11,651)	—	—	(4,927)

Cash flows from financing activities:
Repayment of debt	(615,008)	(2,125)	—	—	(617,133)
Proceeds from issuance of new debt	373,238	—	—	—	373,238
Debt issuance costs	(9,296)	—	—	—	(9,296)
Common stock redeemed	(134)	—	—	—	(134)
Common stock issued	166,719	—	—	—	166,719
Proceeds from the issuance of TEU prepaid stock purchase contracts	57,432	—	—	—	57,432
Excess tax benefit from equity-based compensation	(2,057)	—	—	—	(2,057)
Advances to/from subsidiaries	105,413	(104,898)	(82)	(433)	—

Net cash provided by (used in) financing activities	76,307	(107,023)	(82)	(433)	(31,231)

Decrease in cash and cash equivalents	(25,405)	(7,021)	(2,522)	(433)	(35,381)
Cash and cash equivalents at beginning of period	495,692	11,482	2,915	(2,750)	507,339

Cash and cash equivalents at end of period	$470,287	$4,461	$393	$(3,183)	$471,958

(13) Discontinued Operations
We continually review each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entails an evaluation of both external market factors and our position in each market and over time, has resulted in the decision to discontinue certain of our homebuilding operations. During fiscal 2008 and 2009, we discontinued our homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH, Lexington, KY, Denver, CO and Fresno, CA. During the fourth quarter of fiscal 2010, we substantially completed our homebuilding operations in Jacksonville, Florida and Albuquerque, New Mexico, which were historically reported in our Southeast and West segments, respectively. During the third quarter of fiscal 2011, we decided to discontinue our homebuilding operations in Northwest Florida which have historically been reported in our Southeast segment.
Up until September 30, 2010, we offered title services to our homebuyers in several of our markets. Effective September 30, 2010, we had sold or discontinued all of our title services operations. The operating results of our title services operations were previously reported in our Financial Services segment.
We have classified the results of operations of our mortgage origination services, title services and our exit markets as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Discontinued operations were not segregated in the consolidated balance sheets or statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of operations. The results of our discontinued operations in the Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total revenue	$4,717	$18,280	$14,627	$35,390
Home construction and land sales expenses	4,002	14,629	11,236	28,929
Inventory impairments and lot option abandonments	2,494	152	2,814	978

Gross (loss) profit	(1,779)	3,499	577	5,483
Selling, general and administrative expenses	1,137	2,442	3,553	6,666
Depreciation and amortization	282	271	406	537

Operating income (loss)	(3,198)	786	(3,382)	(1,720)
Equity in loss of unconsolidated joint ventures	(164)	(12,482)	(513)	(15,226)
Other income, net	—	33	26	105

Loss from discontinued operations before income taxes	(3,362)	(11,663)	(3,869)	(16,841)
Provision (benefit) from income taxes	3	(7,231)	9	(14,773)

Loss from discontinued operations, net of tax	$(3,365)	$(4,432)	$(3,878)	$(2,068)

Assets and liabilities from discontinued operations at June 30, 2011 and September 30, 2010, consist of the following (in thousands):

	June 30,	September 30,
	2011	2010
ASSETS
Cash and cash equivalents	$—	$411
Accounts receivable	358	2,214
Inventory	36,746	46,280
Other assets	613	900

Assets of discontinued operations	$37,717	$49,805

LIABILITIES
Trade accounts payable and other liabilities	$3,983	$8,727
Accrued warranty expenses	4,568	6,279
Other secured notes payable	—	857

Liabilities of discontinued operations	$8,551	$15,863

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Executive Overview and Outlook
The national economic environment continues to be characterized by high unemployment levels and consumer and business uncertainty regarding the health of the economy. Against this backdrop, prospective home buyers have been further challenged by evidence of falling home prices, a significant current and anticipated future inventory of distressed homes for sale, and limited availability of mortgage credit. Although home prices and home ownership costs are very low compared to historical levels, and despite the fact that for many consumers it is less expensive to be a home owner than an apartment renter, demand for new homes has been exceptionally weak for several years.
Throughout the homebuilding recession we have remained disciplined in our approach to the business. Among other actions we have:
•	Exited numerous markets that we determined were not core to our long-term profitability objectives, including Northwest Florida this quarter;

•	Reduced overhead expenses by eliminating headcount and centralizing or regionalizing various functional activities;

•	Value-engineered our homes to reduce direct construction costs;

•	Limited our construction of unsold homes to align our inventory with anticipated near-term demand; and

•	Scaled back our land and land development spending.
Each of these efforts has been undertaken to allow the company to generate or conserve liquidity while maintaining a substantial homebuilding presence in large markets to participate in the eventual housing recovery. We expect to continue this disciplined approach to managing our business during these uncertain times as we strive toward returning to profitability.
During the quarter ending March 31, 2011, the Company launched a Pre-Owned Homes Division which we charged with acquiring, improving and renting out recently built, previously owned homes within select communities in markets in which the Company currently operates. By augmenting the sale of newly constructed homes with rental options of previously owned homes, we expect to appeal to a broader range of consumers. Because the primary source of Pre-Owned Homes will be distressed sales, typically foreclosures or short sales, we anticipate acquiring homes at a discount to their replacement cost. This Division leverages our strengths as a homebuilder and knowledge of our markets, and offers an attractive investment proposition for a portion of the Company’s cash reserve. Since the formation of this division, we have determined that the business opportunity is substantial and that the Company is well positioned to significantly increase the scale of operations with rental homes. As such, we are in the process of identifying additional third-party sources of capital to augment the Company’s resources. We expect to limit the Company’s investment in this division to no more than $20 million. Pre-Owned Homes is presented as a reportable segment in the management discussions and analysis that follow.
Despite our confidence in the eventual growth prospects for our business, we expect to maintain a significant liquidity position. This may limit the speed and scale of our investments, which could in turn result in a slower recovery of profitability. Additionally, from time to time we may take steps to refine our capitalization, which could increase or decrease liquidity. These steps could include the retirement or purchase of our outstanding debt, through cash purchases or exchange offers for other debt or equity instruments, in open market or privately negotiated transactions or otherwise. There can be no assurances that we will be able to complete any of these transactions in the future on favorable terms or at all.
While our visibility into the economic conditions for the remainder of fiscal 2011 and into fiscal 2012 is limited, we believe that we will benefit from increases in housing starts in the coming years. In the meantime, we are taking the steps necessary to drive improvement in homebuilding revenues, while maintaining an efficient cost structure, looking for new opportunities to generate profits and investing for future growth, all with the intention to accelerate our return to profitability.
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
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, we continue to experience challenging conditions in most of our markets which contribute to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations. In addition, the expiration of the $8,000 First Time Homebuyer Tax Credit as of April 2010 appears to have incentivized certain homebuyers to purchase homes during the first half of fiscal 2010 and accelerated closings into the third quarter of fiscal 2010, further impacting prior period comparisons to the first, second and third quarters of fiscal 2011.

RESULTS OF CONTINUING OPERATIONS:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010
Revenues:
Homebuilding	$168,444	$321,387	$398,887	$717,077
Land sales and other	4,385	461	8,610	5,330

Total	$172,829	$321,848	$407,497	$722,407

Gross profit:
Homebuilding	$11,877	$36,369	$20,127	$76,899
Land sales and other	1,958	448	3,626	2,684

Total	$13,835	$36,817	$23,753	$79,583

Gross margin:
Homebuilding	7.1%	11.3%	5.0%	10.7%
Land sales and other	44.7%	97.2%	42.1%	50.4%
Total	8.0%	11.4%	5.8%	11.0%

Selling, general and administrative (SG&A) expenses:	$46,414	$52,850	$125,208	$140,874

SG&A as a percentage of total revenue	26.9%	16.4%	30.7%	19.5%

Depreciation and amortization	$2,660	$3,353	$6,627	$9,258

Equity in income (loss) of unconsolidated joint ventures from:
Income (loss) from joint venture activity	$63	$18	$464	$(38)
Impairment of joint venture investments	—	(28)	(92)	(8,781)

Equity in income (loss) of unconsolidated joint ventures	$63	$(10)	$372	$(8,819)

Gain (loss) on extinguishment of debt	$95	$(9,045)	$(2,909)	$43,901
Items impacting comparability between periods
The following items impact the comparability of our results of operations between the three and nine months ended June 30, 2011 and 2010: inventory impairments and abandonments, certain selling, general and administrative costs and gain (loss) on extinguishment of debt. In addition, during the third quarter of fiscal 2011, we decided to discontinue homebuilding operations in our Northwest Florida market and during the fourth quarter of fiscal 2010, we exited or discontinued our title services operations and our New Mexico and Jacksonville, Florida homebuilding operations. We have reclassified the previously reported operating results of these operations for all periods presented to discontinued operations. We have also reclassified the June 30, 2010 three and nine-month operating results of our Raleigh market from the East to the Southeast segment in alignment with the basis that is used by management for evaluating segment performance and resource allocations.
Inventory Impairments and Abandonments. The decrease in gross margin over the prior year was impacted by an increase in non-cash pre-tax inventory impairments and option contract abandonments from $5.0 million in the third quarter of fiscal 2010 to $6.9 million in fiscal 2011. The projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates. The impairments recorded on our held for development inventory primarily resulted from the continued decline in the homebuilding environment across our submarkets. During the third quarter of fiscal 2011, although certain markets showed limited improvement from the prior years, for certain other communities we determined it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. Specifically, during the third quarter of fiscal 2011, in certain of our markets our competitors further reduced prices or increased sales incentives to drive absorption in response to overall market conditions and the desire to capture prospective homebuyers who, absent the price reductions, appear to lack an urgency to buy and have lengthened their decision-making processes. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material.

The impairments on land held for sale below represent further write downs of these properties to net realizable value, less estimated costs to sell and are as a result of challenging market conditions and our review of recent comparable transactions. The negative impairments for the nine months ended June 30, 2011 are due to adjustments to accruals for estimated selling costs related to either our strategic decision to develop a previously held-for-sale land position or revised estimates based on pending sales transactions.
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
The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Development projects and homes in process (Held for Development)
West	$1,571	$3,361	$17,556	$10,306
East	759	463	988	2,581
Southeast	3,435	48	3,557	6,770
Unallocated	531	568	2,139	2,040

Subtotal	$6,296	$4,440	$24,240	$21,697

Land Held for Sale
West	$—	$—	$(51)	$1,061
East	—	—	—	—
Southeast	—	—	169	—

Subtotal	$—	$—	$118	$1,061

Lot Option Abandonments
West	$32	$526	$116	$533
East	462	7	595	8
Southeast	80	—	262	4

Subtotal	$574	$533	$973	$545

Continuing Operations	$6,870	$4,973	$25,331	$23,303

The estimated fair value of our impaired inventory at each period end, the number of lots and number of communities impaired in each period are set forth in the table below as follows ($ in thousands). Individual communities impaired multiple times will be included in each period of impairment:

	Estimated Fair Value of Impaired				Communities
Quarter Ended	Inventory at Period End		Lots Impaired		Impaired
	2011	2010	2011	2010	2011	2010
June 30	$11,672	$5,427	370	131	6	3
March 31	$29,244	$24,528	730	497	7	12
December 31	$—	$13,997	—	379	—	7
Selling, General and Administrative Expense Items. The decrease in SG&A expense for the three and nine months ended June 30, 2011 as compared to the comparable periods of the prior year is primarily due to reductions in selling expenses directly related to the 49.2% and 43.3% decrease in home closings and continued cost reductions realized as a result of our comprehensive review of SG&A costs in an effort to further streamline our operations, offset partially by $7.3 million in severance-related costs in association with the elimination of approximately 120 full time positions this quarter and contractual obligations related to the departure of our former Chief Executive Officer. SG&A expense for the nine months ended June 30, 2011 is also impacted by a $4.0 million charge related to our impairment of our future land purchase rights (see Note 3 to the unaudited condensed consolidated financial statements for additional information).
Gain (Loss) on Extinguishment of Debt. During the nine months ended June 30, 2011, we redeemed or repurchased in open market transactions an aggregate of $209.5 million of our outstanding Senior Notes for an aggregate purchase price of $210.0 million, plus accrued and unpaid interest as of the purchase date. These transactions resulted in a loss on extinguishment of debt of $2.9 million, net of unamortized discounts and debt issuance costs related to these notes. During the nine months ended June 30, 2010, we recognized a $43.9 million net gain related to a gain on the partial exchange and substantial modification of terms of $75 million of our Junior Subordinated Notes due 2036 offset partially by a loss on extinguishment on the repurchase of $585.4 million of Senior Notes.
Other expense, net. For the three and nine months ended June 30, 2011, other expense, net includes $17.7 million and $55.7 million of interest expense not qualified for capitalization respectively. Other expense for the nine months ended June 30, 2011 is net of the $6.8 million benefit recognized related to Mr. McCarthy’s settlement with the SEC in the second quarter. For the three and nine months ended June 30, 2010, other expense, net includes $17.4 million and $57.5 million of interest expense not qualified for capitalization respectively.
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
Our overall effective tax rates from continuing operations were 6.9%, and 0.4% for three and nine months ended June 30, 2011, respectively compared to -47.8% and -130.8% for the three and nine months ended June 30, 2010. The change in our effective tax rates for the three and nine months ended June 30, 2011 were primarily attributable to changes in our valuation allowance and our net deferred tax asset. The -130.8% effective tax rate for nine months ended June 30, 2010 was primarily attributable to the five-year carryback of federal tax losses due to the expanded NOL carryback provisions contained in the Worker, Homeownership, and Business Assistance Act of 2009, enacted on November 9, 2009. These expanded NOL carryback provisions allowed us to carry back our fiscal 2009 tax losses to prior years. Absent the new legislation, the fiscal 2009 federal tax loss would have been carried forward to be available to offset future taxable income and the Company would have maintained a valuation allowance against the resulting deferred tax asset. Any losses that the Company was not able to carry back to earlier years were offset by a valuation allowance.
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
Additional operating data related to discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Closings	23	85	73	154
New Orders	31	55	77	150
Homebuilding revenues	$4,717	$17,421	$14,186	$33,083
Land and lot sale revenues	—	186	435	886
Mortgage & title revenues	—	673	6	1,421

Total revenue	$4,717	$18,280	$14,627	$35,390

Three and Nine Month Periods Ended June 30, 2011 Compared to the Three and Nine Month Periods Ended June 30, 2010
Segment Results — Continuing Operations
Unit Data by Segment

	Three Months Ended June 30,
	New Orders, net			Cancellation Rates		Backlog
	2011	2010	11 v 10	2011	2010	2011	2010	11 v 10

West	447	354	26.3%	26.5%	35.6%	637	406	56.9%
East	466	398	17.1%	26.8%	28.5%	837	508	64.8%
Southeast	302	230	31.3%	15.9%	18.4%	346	220	57.3%

Total	1,215	982	23.7%	24.3%	29.3%	1,820	1,134	60.5%

	Nine Months Ended June 30,
	New Orders, net			Cancellation Rates		Backlog
	2011	2010	11 v 10	2011	2010	2011	2010	11 v 10

West	1,038	1,353	-23.3%	27.0%	26.4%	637	406	56.9%
East	1,203	1,250	-3.8%	26.0%	23.8%	837	508	64.8%
Southeast	680	685	-0.7%	14.9%	14.9%	346	220	57.3%

Total	2,921	3,288	-11.2%	24.1%	23.2%	1,820	1,134	60.5%

Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog as of June 30, 2011 and 2010 was $431.2 million and $279.3 million, respectively.
As we expected, market conditions in the homebuilding industry became challenging after the expiration of the tax credit at the end of April 2010, contributing to our 11.2% decrease in net new orders year-to-date compared to the prior year. However, due primarily to the acceleration of new orders into the first and second quarters of fiscal 2010 and the opening of new communities during the fiscal 2011, we recognized a 23.7% increase in net new orders for third quarter of fiscal 2011 as compared to the prior year. This quarter’s 1,215 net new orders is also a modest increase from our second quarter of fiscal 2011. Fiscal year-to-date, our Houston and Southern California markets in our West segment and Virginia in our East segment have been impacted by the closeout of communities that were performing at higher than average absorption rates in the prior year and by the timing of new communities opening for sales. In addition, despite historically low interest rates and increased affordability which usually entice more prospective buyers to purchase a new home, low consumer confidence, high unemployment rates and a high number of existing and projected foreclosures continue to have a damaging impact on the market. As a result, potential buyers still appear to lack an urgency to buy and have lengthened their decision-making processes. In many of our markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressures on all home sales and limit financing availability.
The increase in total units in backlog and the aggregate dollar value of homes in backlog for our continuing operations at June 30, 2011 compared to the prior year, related directly to our increase in net new orders and the impact of the June 30, 2010 closing deadline for the prior year tax credits which accelerated typical fourth quarter closings into the third quarter of fiscal 2010. If we are unable to sustain or increase this level of backlog, we will experience less revenue in the future which could also result in additional asset impairment charges and lower levels of liquidity. However, we currently expect new orders and backlog to increase as the availability of mortgage loans further stabilizes, the inventory of new and used homes decreases and consumer confidence in the economic recovery increases.

Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues, the average selling prices of our homes and closings by reportable segment (in thousands):

	Three Months Ended June 30,
	Homebuilding Revenues			Average Selling Price			Closings
	2011	2010	11 v 10	2011	2010	11 v 10	2011	2010	11 v 10

West	$53,549	$117,764	-54.5%	$196.2	$192.1	2.1%	273	613	-55.5%
East	76,226	143,855	-47.0%	245.1	230.9	6.1%	311	623	-50.1%
Southeast	38,669	59,768	-35.3%	186.8	185.6	0.6%	207	322	-35.7%

Total	$168,444	$321,387	-47.6%	$213.0	$206.3	3.2%	791	1,558	-49.2%

	Nine Months Ended June 30,
	Homebuilding Revenues			Average Selling Price			Closings
	2011	2010	11 v 10	2011	2010	11 v 10	2011	2010	11 v 10

West	$128,885	$280,933	-54.1%	$192.4	$203.9	-5.6%	670	1,378	-51.4%
East	182,367	311,362	-41.4%	249.1	244.4	1.9%	732	1,274	-42.5%
Southeast	87,635	124,782	-29.8%	186.1	192.0	-3.1%	471	650	-27.5%

Total	$398,887	$717,077	-44.4%	$213.0	$217.2	-1.9%	1,873	3,302	-43.3%

Homebuilding revenues decreased for the three and nine months ended June 30, 2011 compared to the comparable period of the prior year due to a decrease in closings. The decrease in closings is attributable to the seasonally unusually high closings in the fiscal 2010 third quarter related to the expiration of the homebuyer tax credit in June 2010 and the current market conditions in which potential buyers appear to lack an urgency to buy and have lengthened their decision-making processes. The change in average selling prices (ASP) was primarily attributable to the mix in closings between products and among communities as compared to the prior year. The fiscal year-to-date ASP was also impacted by our efforts to market our homes competitively with local competition and to reduce spec inventory with discounted sales prices and incentives in certain markets in the first half of the year.
Homebuilding Gross Profit. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges). Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs. The following table sets forth our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the three and nine months ended June 30, 2011, and 2010. Total homebuilding gross profit and gross margin excluding inventory impairments and abandonments and interest amortized to cost of sales are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit determined in accordance with GAAP as an indicator of operating performance. The magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company, and for other home builders, have been significant in recent periods and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, and other similar presentations by analysts and other companies, is frequently used to assist investors in understanding and comparing the operating characteristics of home building activities by eliminating many of the differences in companies’ respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management compare operating results and as a measure of the level of cash which may be available for discretionary spending.

	Three Months Ended June 30, 2011
			Impairments &	HB Gross	HB Gross	Interest	HB Gross Profit	HB Gross Margin
	HB Gross	HB Gross	Abandonments	Profit w/o	Margin w/o	Amortized to	w/o I&A and	w/o I&A and
(In thousands)	Profit (Loss)	Margin	(I&A)	I&A	I&A	COS	Interest	Interest
West	$7,023	13.1%	$1,603	$8,626	16.1%	$—	$8,626	16.1%
East	10,645	14.0%	1,221	11,866	15.6%	—	11,866	15.6%
Southeast	3,141	8.1%	3,515	6,656	17.2%	—	6,656	17.2%
Corporate & unallocated	(8,932)		531	(8,401)		11,179	2,778

Total homebuilding	$11,877	7.1%	$6,870	$18,747	11.1%	$11,179	$29,926	17.8%

	Three Months Ended June 30, 2010
			Impairments &	HB Gross	HB Gross	Interest	HB Gross Profit	HB Gross Margin
	HB Gross	HB Gross	Abandonments	Profit w/o	Margin w/o	Amortized to	w/o I&A and	w/o I&A and
(In thousands)	Profit	Margin	(I&A)	I&A	I&A	COS	Interest	Interest
West	$18,052	15.3%	$3,887	$21,939	18.6%	$—	$21,939	18.6%
East	23,083	16.0%	470	23,553	16.4%	—	23,553	16.4%
Southeast	10,858	18.2%	48	10,906	18.2%	—	10,906	18.2%
Corporate & unallocated	(15,624)		568	(15,056)		16,444	1,388

Total homebuilding	$36,369	11.3%	$4,973	$41,342	12.9%	$16,444	$57,786	18.0%

	Nine Months Ended June 30, 2011
			Impairments &	HB Gross	HB Gross	Interest	HB Gross Profit	HB Gross Margin
	HB Gross	HB Gross	Abandonments	Profit w/o	Margin w/o	Amortized to	w/o I&A and	w/o I&A and
(In thousands)	Profit	Margin	(I&A)	I&A	I&A	COS	Interest	Interest
West	$2,609	2.0%	$17,621	$20,230	15.7%	$—	$20,230	15.7%
East	26,479	14.5%	1,583	28,062	15.4%	—	28,062	15.4%
Southeast	10,520	12.0%	3,988	14,508	16.6%	—	14,508	16.6%
Corporate & unallocated	(19,481)		2,139	(17,342)		26,352	9,010

Total homebuilding	$20,127	5.0%	$25,331	$45,458	11.4%	$26,352	$71,810	18.0%

	Nine Months Ended June 30, 2010
			Impairments &	HB Gross	HB Gross	Interest	HB Gross Profit	HB Gross Margin
	HB Gross	HB Gross	Abandonments	Profit w/o	Margin w/o	Amortized to	w/o I&A and	w/o I&A and
(In thousands)	Profit	Margin	(I&A)	I&A	I&A	COS	Interest	Interest
West	$44,985	16.0%	$11,900	$56,885	20.2%	$—	$56,885	20.2%
East	49,622	15.9%	2,589	52,211	16.8%	—	52,211	16.8%
Southeast	11,938	9.6%	6,774	18,712	15.0%	—	18,712	15.0%
Corporate & unallocated	(29,646)		2,040	(27,606)		37,898	10,292

Total homebuilding	$76,899	10.7%	$23,303	$100,202	14.0%	$37,898	$138,100	19.3%

For the three and nine months ended June 30, 2011 as compared to the prior year, the slight decrease in gross margins without I&A and interest across all segments is primarily due to decreased revenues and the impact of those reduced revenues on indirect construction costs which are relatively fixed in the short-term. The nine months ended June 30, 2010 also benefited from $4.6 million of non-recurring warranty recoveries.
In a given quarter, our reported gross margins arise from both communities previously impaired and communities not previously impaired. In addition as indicated above, certain gross margin amounts arise from recoveries of prior period costs, including warranty items that are not directly tied to communities generating revenue in the period. Home closings from communities previously impaired would, in most instances, generate very low or negative gross margins prior to the impact of the previously recognized impairment. Gross margins at each home closing are higher for a particular community after an impairment because the carrying value of the underlying land was previously reduced to the present value of future cash flows as a result of the impairment, leading to lower cost of sales at the home closing. This improvement in gross margin resulting from one or more prior impairments is frequently referred to in the aggregate as the “impairment turn” or “flow-back” of impairments within the reporting period. The amount of this impairment turn may exceed the gross margin for an individual impaired asset if the gross margin for that asset prior to the impairment would have been negative. The extent to which this impairment turn is greater than the reported gross margin for the individual asset is related to the specific historical cost basis of that individual asset.
The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing twelve-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, the homebuilding gross margin from our continuing operations was 3.4% and excluding interest and inventory impairments, it was 17.3%. For the same trailing 12-month period, homebuilding gross margins were as follows in those communities that have previously been impaired:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	-12.6%
Impact of interest amortized to COS related to these communities	6.8%

Pre-impairment turn gross margin, excluding interest amortization	-5.8%
Impact of impairment turns	21.3%

Gross margin (post impairment turns), excluding interest	15.5%

Land Sales and Other Revenues. Land sales and other revenues relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets, net fees we received for general contractor services we performed on behalf of a third party and broker fees and rental revenues earned by our Pre-Owned operations. The table below summarizes land sales and other revenues and gross profit by reportable segment for the three and nine months ended June 30, 2011 and 2010 (in thousands) — n/m in the table below indicates the percentage is “not meaningful”:

	Land Sales & Other Revenues			Land Sales and Other Gross Profit
	Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010	11 v 10	2011	2010	11 v 10

West	$1,953	$—	n/m	$640	$(13)	n/m
East	1,669	—	n/m	577	—	n/m
Southeast	619	461	34.3%	620	461	34.5%
Pre-Owned	144	—	n/m	121	—	n/m

Total	$4,385	$461	851.2%	$1,958	$448	337.1%

	Land Sales & Other Revenues			Land Sales and Other Gross Profit
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2011	2010	11 v10	2011	2010	11 v 10

West	$2,956	$3,394	-12.9%	$1,034	$356	190.4%
East	4,160	1,461	184.7%	1,241	1,853	-33.0%
Southeast	1,350	475	184.2%	1,238	475	160.6%
Pre-Owned	144	—	n/m	113	—	n/m

Total	$8,610	$5,330	61.5%	$3,626	$2,684	35.1%

Our fiscal 2011 land sales and other revenue and gross profit in our Southeast segment include net fees received for general contractor services we performed on behalf of a third party.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of June 30, 2011, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
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
Our liquidity position consisted of $274.6 million in cash and cash equivalents plus $284.3million of restricted cash as of June 30, 2011. We expect to maintain a significant liquidity position during the remainder of fiscal 2011 and during fiscal 2012, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance on a quarterly basis.
During the nine months ended June 30, 2011, our net cash used in operating activities was $277.6 million compared to net cash provided by operating activities of $0.8 million during the comparable period of the prior year. Our net cash provided by operating activities in the prior year was due to the receipt of federal income tax refunds totaling $102.1 million which offset cash used purchase inventory and maintain our operations. Our net cash from operating activities was also impacted by an increase in inventory (excluding inventory impairments and abandonment charges and decreases in consolidated inventory not owned) of $150.6 million in fiscal 2011 compared to a decrease of $20.4 million in fiscal 2010 related primarily to our strategic investments in land as we closed out older communities and positioned the Company to open new communities. Cash flow from operations was also impacted by $3.4 million and $6.7 million decreases in other assets primarily related to collection of amounts due from land sales and the cash release of utility deposits for the nine months ended June 30, 2011 and 2010, respectively. Also impacting our cash (used in) provided by operations was a $15.8 million increase in trade accounts payables this fiscal year primarily related to the timing of development expenditures as of period end as compared to a $3.3 million decrease in trade accounts payable in the prior year related to the timing of home development expenditures related to homes sold and spec homes completed in anticipation of the closing deadline of the First-time Homebuyer Tax Credit on June 30, 2010.
Net cash used in investing activities was $259.0 million for the nine months ended June 30, 2011 which was primarily related to the $247.4 million funding of collateral (restricted cash) for the Company’s new Cash Secured Loan. Net cash provided by financing activities was $274.2 million for the nine months ended June 30, 2011 as compared to a use of cash of $31.2 million for the nine months ended June 30, 2010. During the nine months ended June 30, 2011 we completed a $250 million senior unsecured debt offering, redeemed our outstanding 2013 Senior Notes and repurchased a portion of our 2015 and 2016 Senior Notes. As a result of our 2013 Senior Note repayment, our next scheduled Senior Note principal repayment is not until July 2015. During the prior year, the proceeds received from the issuance of equity securities and new debt was offset by the repurchase of outstanding debt with nearer term maturities.
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
We fulfill our short-term cash requirements with cash generated from our operations. As a result, there were no amounts outstanding under the Secured Revolving Credit Facility at June 30, 2011. In addition, we have entered into a number of stand-alone, cash secured letter of credit agreements with banks. These facilities will continue to provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. We currently have $34.4 million outstanding letters of credit under these facilities. As of June 30, 2011, we have secured our letters of credit under these facilities using cash collateral which is maintained in restricted accounts totaling $36.7 million. In addition, we have elected to pledge approximately $1.1 billion of inventory assets to our revolving credit facility. We believe that our $559.0 million of cash and cash equivalents and restricted cash at June 30, 2011, cash generated from our operations and the availability of new debt and equity financing, if any, will be adequate to meet our liquidity needs during the remainder of fiscal 2011 and into fiscal 2012.
Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during the nine months ended June 30, 2011 or 2010. Any future stock repurchases, as allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
On November 2, 2007, our Board of Directors suspended payment of quarterly dividends. The Board concluded at that time and continues to believe that suspending dividends to be prudent in light of the continued housing market recession. In addition, the indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At June 30, 2011, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid during the nine months ended June 30, 2011 or 2010.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At June 30, 2011, we controlled 29,800 lots (a 9.5-year supply based on our trailing twelve months of closings). We owned 83.9%, or 24,986 lots, and 4,814 lots, 16.1%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $28.1 million at June 30, 2011. This amount includes non-refundable letters of credit of approximately $3.4 million. The total remaining purchase price, net of cash deposits, committed under all options was $224.8 million as of June 30, 2011. When market conditions improve, we may expand our use of option agreements to supplement our owned inventory supply.
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
We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our consolidated balance sheets include investments in joint ventures totaling $9.5 million and $8.7 million at June 30, 2011 and September 30, 2010, respectively.
Our joint ventures typically obtain secured acquisition and development financing. At June 30, 2011, our unconsolidated joint ventures had borrowings outstanding totaling $395.0 million, of which $327.9 million related to our South Edge joint venture in which we are a 2.58% partner. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated joint ventures. At June 30, 2011, we had repayment guarantees of $17.9 million. See Note 3 to the unaudited condensed Consolidated Financial Statements for further information.
We had outstanding performance bonds of approximately $175.8 million, at June 30, 2011 related principally to our obligations to local governments to construct roads and other improvements in various developments.
Recently Adopted Accounting Pronouncements
See Note 1 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of June 30, 2011, we had variable rate debt outstanding totaling approximately $247 million dollars. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at June 30, 2011 was $1.16 billion, compared to a carrying value of $1.49 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.16 billion to $1.21 billion at June 30, 2011.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
South Edge Litigation
During fiscal 2008, the administrative agent for the lenders of one of our unconsolidated joint ventures, South Edge, LLC, (South Edge), filed individual lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. Effective June 10, 2011, the Company and one of its subsidiaries became parties to a settlement among the administrative agent for the lenders to South Edge (the “Administrative Agent”), certain of the lenders to South Edge, and certain of the other South Edge members and their respective parent companies (together with the Company and its subsidiary, the Participating Members). The Chapter 11 trustee for South Edge has expressed its consent to the agreement. Under the agreement, each of the parties will use commercially reasonable efforts to support confirmation of a consensual plan of reorganization for South Edge (the Plan), and to obtain bankruptcy court approval of a disclosure statement that will accompany the Plan, to obtain the requisite support of the South Edge lenders to the Plan, and to consummate the Plan promptly after confirmation, in each case by certain specified dates. Under the agreement, the effective date of the Plan following its confirmation is to occur on or before November 30, 2011, though it may be extended depending on the date of Plan confirmation. No disclosure statement for the Plan has been approved by the bankruptcy court at this time, and nothing herein should be construed as a solicitation of any vote on the Plan by creditors of or equity holders in South Edge.
Other Litigation
A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation (BMC). The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (RESPA) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. The purported class consists of all residents of North Carolina who purchased a home from Beazer, using mortgage financing provided by and through Beazer that included seller-funded down payment assistance, between January 1, 2000 and October 11, 2007. The parties have reached an agreement to settle the lawsuit, which will be partially funded by insurance proceeds. The settlement has been preliminarily approved by the court, but remains subject to final court approval. Under the terms of the settlement, the action will be dismissed with prejudice, and the Company and all other defendants will not admit any liability. A fairness hearing has been set for August 30, 2011.
On June 3, 2009, a purported class action complaint was filed by the owners of one of our homes in our Magnolia Lakes’ community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was filed in the Circuit Court for Lee County, Florida on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney’s fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation. We believe that the claims asserted in these actions are governed by home warranties or are without merit. Accordingly, the Company intends to vigorously defend against these actions. Furthermore, the Company has offered to repair all Beazer homes affected by defective Chinese drywall pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, nearly all of affected Beazer homeowners have accepted the Company’s offer to repair. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs.
On December 10, 2010, a shareholder derivative suit was filed by Milton Pfeiffer in the United States District Court for the District of Delaware against certain officers and directors of the Company. The complaint alleges that the defendants made false and misleading statements in the Company’s 2010 proxy regarding the tax deductibility of the Company’s 2010 Equity Incentive Plan. Plaintiff also alleges that defendants breached their fiduciary duties. This matter has been settled and the court granted preliminary approval of the settlement. The Company admitted no liability and will pay plaintiff’s legal fees. A final hearing was held on August 3, 2011. There were no timely filed objections and the court approved settlement of this matter.
On March 14, 2011, the Company and several subsidiaries were named as defendants in a lawsuit filed by Flagstar Bank, FSB in the Circuit Court for the County of Oakland, State of Michigan. The complaint demands approximately $5 million to recover purported losses in connection with 57 residential mortgage loan transactions under theories of breach of contract, fraud/intentional misrepresentation and other similar theories of recovery. We believe we have strong defenses to the claims on these individual loans and intend to vigorously defend the action. In addition, BMC has received notices from other investors demanding that BMC indemnify them for losses suffered with respect to mortgage loan transactions largely alleging misrepresentations during the loan origination process. We are currently investigating these claims. As previously disclosed, we operated BMC from 1998 through February 2008 to offer mortgage financing to the buyers of our homes. BMC entered into various agreements with mortgage investors for the origination of mortgage loans. Underwriting decisions were not made by BMC but by the investors or third-party service providers. To date, including the mortgage loans that are the subject of the lawsuit, we have received requests to repurchase fewer than 100 mortgage loans from various investors.
On March 15, 2011, a shareholder derivative suit was filed by certain funds affiliated with Teamsters Local 237 in the Superior Court of Fulton County, State of Georgia against certain officers and directors of the Company and the Company’s compensation consultants. The complaint alleges breach of fiduciary duties involving decisions regarding executive compensation; specifically that compensation awarded to certain Company executives for the 2010 fiscal year were improper in light of the negative subsequent advisory “say on pay” vote by shareholders at the Company’s 2011 stockholders meeting. The defendants have filed motions to dismiss this case, which were heard on August 3, 2011. The court dismissed all counts of the complaint and requested submission of a proposed order of dismissal.
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
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for fiscal 2011 and each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will also be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million of which $16 million has been paid as of June 30, 2011.
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
Item 5. Other Information
On July 28, 2011, the Company entered into an Extension and Amendment (the Amendment) to the Company’s Amended and Restated Credit Agreement, dated as of August 5, 2009, by and between the Company and Citibank, N.A. (the Credit Agreement). The Amendment extends the termination date of the Credit Agreement to August 2, 2012.
Item 6. Exhibits

10.1	Extension and Amendment to the Company’s Amended and Restated Credit Agreement, dated as of August 5, 2009, by and between the Company and Citibank, N.A.

10.2	Fifteenth Supplemental Indenture, dated July 22, 2011, between the Company and U.S. Bank National Association, amending and supplementing the Thirteenth Supplemental Indenture, dated May 20, 2010, and the Fourteenth Supplemental Indenture, dated November 12, 2010

31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beazer Homes USA, Inc.
Date: August 9, 2011	By:	/s/ Robert L. Salomon
		Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer