Form 10-K
period 2011-09-30
BEAZER HOMES USA INC
filed 2011-11-15
CIK 915840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12822

BEAZER HOMES USA, INC.
(Exact name of Registrant as specified in its charter)

Delaware	58-2086934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Abernathy Road, Suite 260, Atlanta, Georgia 30328
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (75,687,528 shares) as of March 31, 2011, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $345,892,003.

The number of shares outstanding of the registrant’s Common Stock as of November 9, 2011 was 75,548,949.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K
Where Incorporated

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders	III

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this annual report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A — Risk Factors. Such factors may include:

•	the final outcome of various putative class action lawsuits, multi-party suits and similar proceedings as well as the results of any other litigation or government proceedings and fulfillment of the obligations in the Deferred Prosecution Agreement and consent orders with governmental authorities and other settlement agreements;

•	additional asset impairment charges or writedowns;

•	economic changes nationally or in local markets, including changes in consumer confidence, declines in employment levels, volatility of mortgage interest rates and inflation;

•	the effect of changes in lending guidelines and regulations;

•	a slower economic rebound than anticipated, coupled with persistently high unemployment and additional foreclosures;

•	continued or increased downturn in the homebuilding industry;

•	estimates related to homes to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;

•	continued or increased disruption in the availability of mortgage financing or number of foreclosures in the market;

•	our cost of and ability to access capital and otherwise meet our ongoing liquidity needs including the impact of any downgrades of our credit ratings or reductions in our tangible net worth or liquidity levels;

•	potential inability to comply with covenants in our debt agreements or satisfy such obligations through repayment or refinancing;

•	increased competition or delays in reacting to changing consumer preference in home design;

•	shortages of or increased prices for labor, land or raw materials used in housing production;

•	factors affecting margins such as decreased land values underlying land option agreements, increased land development costs on communities under development or delays or difficulties in implementing initiatives to reduce production and overhead cost structure;

•	the performance of our joint ventures and our joint venture partners;

•	the impact of construction defect and home warranty claims including those related to possible installation of drywall imported from China;

•	the cost and availability of insurance and surety bonds;

•	delays in land development or home construction resulting from adverse weather conditions;

•	potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations, or governmental policies and possible penalties for failure to comply with such laws, regulations and governmental policies;

•	potential exposure related to additional repurchase claims on mortgages and loans originated by Beazer Mortgage Corporation;

•	estimates related to the potential recoverability of our deferred tax assets;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which the Company has little or no control.

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

Our principal executive offices are located at 1000 Abernathy Road, Suite 260, Atlanta, Georgia 30328, telephone (770) 829-3700. We also provide information about our active communities through our Internet website located at http://www.beazer.com. Information on our website is not a part of and shall not be deemed incorporated by reference in this report.

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

In general, high levels of employment, low mortgage interest rates and low new home and resale inventories contribute to a strong and growing homebuilding market environment. Conversely, rising or continued high levels of unemployment, higher interest rates and larger new and existing home inventories generally lead to weak industry conditions. In an effort to provide relief to homebuyers and stabilize the housing industry, the federal government enacted several laws in 2008 to provide eligible homebuyers with a tax credit and to facilitate the modification of mortgage loans. These tax credits expired in fiscal 2010. In spite of these government actions, we, like many other homebuilders, have experienced a material reduction in revenues and margins and have incurred significant net losses in fiscal 2009 through 2011. Please see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional information.

While we believe that long-term fundamentals for new home construction remain intact, the national economic environment continues to be characterized by high unemployment levels and consumer and business uncertainty regarding the health of the economy. Against this backdrop, prospective home buyers have been further challenged by evidence of falling home prices, a significant current and anticipated future inventory of distressed homes for sale, and limited availability of mortgage credit. Although home prices and home ownership costs are very low compared to historical levels, and despite the fact that for many consumers it is less expensive to be a home owner than an apartment renter, demand for new homes has been exceptionally weak for several years. The supply of new and resale homes in the marketplace has decreased recently. However, the homebuilding market is still challenged by an increased number of foreclosed homes offered at substantially reduced prices. These pressures in the marketplace have resulted in the use of increased sales incentives and price reductions in an effort to generate sales and reduce inventory levels by us and many of our competitors.

We have responded to this challenging environment with a disciplined approach to the business and have taken actions including the following:

•	Exited numerous markets that we determined were not core to our long-term profitability objectives;

•	Reduced overhead expenses significantly by eliminating headcount and centralizing or regionalizing various functional activities;

•	Value-engineered our homes to reduce direct construction costs;

•	Limited our construction of unsold homes to align our inventory with anticipated near-term demand; and

•	Scaled back our land and land development spending.

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

Differentiated Product.  Our product strategy is to design and build high performance homes that are more enjoyable, more desirable and more affordable. Our homes are engineered for energy-efficiency, cost savings and comfort. Using the ENERGYSTARtm standards as our minimum performance criteria, our homes minimize the impact on the environment while reducing our homebuyers’ annual operating costs. We continue to evolve our floor plans based on market opportunity and demand. We make our homes more livable by arranging spaces to progress logically from public to private areas. We also offer upgrade packages that give our homebuyers the option to personalize their home.

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

Reportable Business Segments

In our homebuilding operations, we design, sell and build single-family and multi-family homes in the following geographic regions which are presented as reportable segments. Beginning in fiscal 2011, we launched our Pre-Owned Homes Division which acquires, improves and rents out recently built, previously owned homes within select markets in which we have homebuilding operations.

Segment/State	Market(s)/Year Entered

Homebuilding — West:
Arizona	Phoenix (1993)
California	Los Angeles County (1993), Orange County (1993), Riverside and San Bernardino Counties (1993), San Diego County (1992), Ventura County (1993), Sacramento (1993), Kern County (2005)
Nevada	Las Vegas (1993)
Texas	Dallas/Ft. Worth (1995), Houston (1995)
Homebuilding — East:
Indiana	Indianapolis (2002)
Maryland/Delaware	Baltimore (1998), Metro-Washington, D.C. (1998), Delaware (2003)
New Jersey/Pennsylvania/New York	Central and Southern New Jersey (1998), Bucks County, PA (1998), Orange County, NY (2011)
Tennessee	Nashville (1987)
Virginia	Fairfax County (1998), Loudoun County (1998), Prince William County (1998)
Homebuilding — Southeast:
Florida	Tampa/St. Petersburg (1996), Orlando (1997)
Georgia	Atlanta (1985), Savannah (2005)
North Carolina	Raleigh/Durham (1992)
South Carolina	Charleston (1987), Myrtle Beach (2002)
Pre-Owned Homes	Phoenix (2011), Las Vegas (2011)

In fiscal 2011, we decided to exit our Northwest Florida market and reallocate those resources to optimize the related capital, enhance our financial position and to increase shareholder value. As of September 30, 2011, we have substantially concluded our homebuilding operations in this market, but remain committed to our remaining customer care responsibilities (primarily warranty-related). The results of operations of all of the homebuilding markets we have exited over the past few years are reported as discontinued operations in our Consolidated Statements of Operations.

Seasonal and Quarterly Variability

Our homebuilding operating cycle generally reflects higher levels of new home order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, during periods of an economic downturn in the industry such as we have experienced in recent years, decreased revenues and closings as compared to prior periods including prior quarters, will typically reduce seasonal patterns. Specifically, the expiration of the $8,000 First-time Homebuyer Tax Credit on June 30, 2010 incentivized homebuyers to purchase homes during the first half of fiscal 2010. This resulted in a change to our typical seasonal variations, as we experienced increased closings in our third quarter of fiscal 2010 as compared to our fourth quarter of fiscal 2010 and third quarter of fiscal 2011.

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

We generally seek to differentiate ourselves from our competition in a particular market with respect to customer service, product type, incorporating energy efficient features, and design and construction quality. We maintain the flexibility to alter our product mix within a given market, depending on market conditions. In determining our product mix, we consider demographic trends, demand for a particular type of product, consumer preferences, margins, timing and the economic strength of the market. Although some of our homes are priced at the upper end of the market, and we offer a selection of amenities and home customization options, we generally do not build “custom homes.” We attempt to maximize efficiency by using standardized design plans whenever possible. In all of our home offerings, we attempt to maximize customer satisfaction by incorporating quality and energy-efficient materials, distinctive design features, convenient locations and competitive prices.

During fiscal year 2011, the average sales price of our homes closed related to continuing operations was approximately $219,400. The following table summarizes certain operating information of our reportable homebuilding segments and our discontinued homebuilding operations as of and for the fiscal years ended September 30, 2011, 2010 and 2009. Please see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional information.

	2011		2010		2009
	Number of	Average	Number of	Average	Number of	Average
	Homes	Closing	Homes	Closing	Homes	Closing
	Closed	Price	Closed	Price	Closed	Price
	($ in 000’s)

West	1,115	$195.9	1,777	$203.0	1,883	$216.5
East	1,316	258.1	1,729	258.5	1,432	260.8
Southeast	818	189.0	915	190.4	837	211.9

Continuing Operations	3,249	$219.4	4,421	$222.1	4,152	$230.9

Discontinued Operations	101	$196.2	224	$208.6	236	$239.1

	September 30, 2011		September 30, 2010		September 30, 2009
	Units in	Dollar Value	Units in	Dollar Value	Units in	Dollar Value
	Backlog	in Backlog	Backlog	in Backlog	Backlog	in Backlog
	($ in 000’s)

West	570	$113,931	269	$55,167	431	$88,883
East	638	169,851	366	102,186	532	143,887
Southeast	242	50,724	137	27,391	185	37,313

Continuing Operations	1,450	$334,506	772	$184,744	1,148	$270,083

Discontinued Operations	17	$3,800	24	$4,330	45	$10,684

Corporate Operations

We perform all or most of the following functions at our corporate office:

•	evaluate and select geographic markets;

•	allocate capital resources to particular markets for land acquisitions;

•	maintain and develop relationships with lenders and capital markets to create access to financial resources;

•	coordinate efforts with architects and engineers for our land planning and home design needs;

•	operate and manage information systems and technology support operations; and

•	monitor the operations of our subsidiaries and divisions.

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

Field Operations

The development and construction of each new home community is managed by our operating divisions, each of which is generally led by a market leader who, in turn, reports directly to our Chief Executive Officer. At the development stage, a manager (who may be assigned to several communities and reports to the market leader of the division) supervises development of buildable lots. Together with our operating divisions, our field teams are equipped with the skills to complete the functions of identification of land acquisition opportunities, land entitlement, land development, home construction, marketing, sales and warranty service. The accounting, accounts payable, and certain purchasing functions of our field operations are concentrated in one or more of our three regional accounting centers.

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

We strive to develop a design and marketing concept for each of our communities, which includes determination of size, style and price range of the homes, layout of streets, layout of individual lots and overall community design. The product line offered in a particular new home community depends upon many factors, including the housing generally available in the area, the needs of a particular market and our cost of lots in the new home community. We are, however, often able to use standardized home design plans.

Option Contracts.  We acquire certain lots by means of option contracts. Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a fixed or variable price.

Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $25.9 million at September 30, 2011. At September 30, 2011, future amounts under option contracts aggregated approximately $225.2 million, net of cash deposits.

The following table sets forth, by reportable segment, land controlled by us as of September 30, 2011:

	Lots Owned
							Total Lots
	Homes Under	Finished	Lots for Current	Lots for Future	Land Held	Total Lots	Under	Total Lots
	Construction(1)	Lots	Development	Development	for Sale	Owned	Contract	Controlled

West
Arizona	192	720	118	571	1	1,602	64	1,666
California	161	278	443	3,792	43	4,717	—	4,717
Nevada	125	662	106	800	—	1,693	223	1,916
Texas	365	1,087	1,404	—	16	2,872	639	3,511

Total West	843	2,747	2,071	5,163	60	10,884	926	11,810

East
Indiana	225	567	1,443	—	250	2,485	275	2,760
Maryland	287	375	587	806	1	2,056	260	2,316
New Jersey	120	233	473	81	—	907	421	1,328
Tennessee	106	220	910	—	—	1,236	134	1,370
Virginia	44	93	129	—	24	290	589	879

Total East	782	1,488	3,542	887	275	6,974	1,679	8,653

Southeast
Georgia	24	83	253	88	—	448	44	492
Florida	128	192	165	308	30	823	855	1,678
North Carolina	119	168	274	21	—	582	323	905
South Carolina	117	216	1,679	80	—	2,092	730	2,822

Total Southeast	388	659	2,371	497	30	3,945	1,952	5,897

Discontinued Operations	19	1	—	—	289	309	—	309

Total	2,032	4,895	7,984	6,547	654	22,112	4,557	26,669

(1)	The category “Homes Under Construction” represents lots upon which construction of a home has commenced, including model homes.

The following table sets forth, by reportable segment, land held for development, land held for future development and land held for sale as of September 30, 2011 (in thousands):

		Land Held for
	Land Held for	Future	Land Held
	Development	Development	for Sale

West	$179,217	$318,732	$2,681
East	172,170	41,993	5,056
Southeast	72,668	24,036	75
Discontinued Operations	—	—	5,025

Total	$424,055	$384,761	$12,837

Joint Ventures.  We participate in land development joint ventures in which Beazer Homes has less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. Over the past few years for economic and strategic reasons, we have terminated our investment in a number of joint ventures.

Our joint ventures typically obtain secured acquisition, development and construction financing. In some instances, Beazer Homes and our joint venture partners have provided varying levels of guarantees of debt of our unconsolidated joint ventures. At September 30, 2011, these guarantees included, for certain joint ventures, construction completion guarantees, repayment guarantees and environmental indemnities At September 30, 2011, our unconsolidated joint ventures had borrowings outstanding totaling $394.4 million of which $327.9 million related to our South Edge LLC (South Edge) joint venture in which we are a 2.58% partner. Under the terms of the settlement agreement with the South Edge lenders, we currently estimate that we will pay the lenders an amount between $15.7 million and $17.2 million (see Note 3 to the Consolidated Financial Statements for additional information).

Construction

We typically act as the general contractor for the construction of our new home communities. Our project development operations are controlled by our operating divisions, whose employees supervise the construction of each new home community, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and assure compliance with zoning and building codes. We specify that quality, durable materials be used in the construction of our homes. Our subcontractors follow design plans prepared by architects and engineers who are retained or directly employed by us and whose designs are geared to the local market. Our home plans are created in a collaborative effort with industry leading architectural firms, allowing us to stay current in our home designs with changing trends, as well as to expand our focus on value engineering without losing design value to our customers.

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

Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. At September 30, 2011, excluding models, we had 1,765 homes at various stages of completion of which 1,053 were under contract and included in backlog at such date and 712 homes (334 were substantially completed and 378 under construction) were not under a sales contract, either because the construction of the home was begun without a sales contract or because the original sales contract had been cancelled.

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

We normally build, decorate, furnish and landscape model homes for each community and maintain on-site sales offices. At September 30, 2011, we maintained 271 model homes, of which 267 were owned and 4 were leased from third parties pursuant to sale and leaseback agreements. We believe that model homes play a particularly important role in our marketing efforts.

We generally sell our homes through commissioned new home sales counselors (who typically work from the sales offices located in the model homes used in the subdivision) as well as through independent brokers. Our personnel are available to assist prospective homebuyers by providing them with floor plans, price information, tours of model homes, and a detailed explanation of the energy-efficient features and associated savings opportunities. The selection of interior features is a principal component of our marketing and sales efforts. Sales personnel are trained by us and participate in a structured training program to be updated on sales techniques, product enhancements, competitive products in the area, the availability of financing, construction schedules, marketing and advertising plans and Company policies including compliance, which management believes results in a sales force with extensive knowledge of our operating policies and housing products. Our policy also provides that sales personnel be licensed real estate agents where required by law. Depending on market conditions, we also at times begin construction on a number of homes for which no signed sales contract exists. The use of an inventory of such homes satisfies the requirements of relocated personnel, first time buyers and of independent brokers, who often represent customers who require a completed home within 60 days. We sometimes use various sales incentives in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.

Customer Financing

We do not provide mortgage origination services. However, we have entered into a preferred lending arrangement with a national third-party mortgage provider. Approximately 62% of fiscal 2011 customers elected to use this third-party provider to finance their home purchases. See Item 3 — Legal Proceedings for discussion of the investigations and litigation related to our prior mortgage origination business (Beazer Mortgage). Up until September 30, 2010, we offered title insurance services to our homebuyers in several of our markets. Effective September 30, 2010, we sold or discontinued all of our title services operations. The operating results of Beazer Mortgage and our title services operations are included in loss from discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented.

Competition

The development and sale of residential properties is highly competitive and fragmented, particularly in the current weak housing environment. We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources and/or lower costs than us. We also compete for residential sales with individual resales of existing homes (including a growing number of foreclosed homes offered at substantially reduced prices), available rental housing and, to a lesser extent, resales of condominiums. In the past few years, short sales (a transaction in which the seller’s mortgage lender agrees to accept a payoff of less than the balance due on the loan) and foreclosures have become a sizable portion of the existing home market.

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

Bonds and Other Obligations

In connection with the development of our communities, we are frequently required to provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 2011 we had approximately $28.9 million and $174.7 million of outstanding letters of credit and performance bonds, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments. This includes outstanding letters of credit of approximately $1.0 million related to our land option contracts.

Employees and Subcontractors

At September 30, 2011, we employed 781 persons, of whom 303 were sales and marketing personnel and 174 were involved in construction. Although none of our employees are covered by collective bargaining agreements, certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

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

Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home. Although these sales contracts typically require a cash deposit and do not make the sale contingent on the sale of the customer’s existing home, in some cases a customer may cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or as a matter of our business practices. If the current industry conditions continue, economic conditions continue to deteriorate or if mortgage financing becomes less accessible, more homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund, rather than complete the purchase. Significant cancellations have had, and could have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory. In particular, our cancellation rates, including discontinued operations, for the fiscal quarter and fiscal year ended September 30, 2011 were 34.5% and 26.9%, respectively. It is important to note that both backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. There is an inherent imprecision in these metrics based on an evaluation of qualitative factors during the transaction cycle.

Based on our impairment tests and consideration of the current and expected future market conditions, we recorded inventory impairment charges of $30.0 million and lot option abandonment charges of $5.4 million during fiscal 2011. During fiscal 2011, we also wrote down our right to purchase land from and investment in certain of our joint ventures reflecting $5.6 million and $0.6 million of impairments of inventory held within those ventures, respectively. Future economic or financial developments, including general interest rate increases, poor performance in either the national economy or individual local economies, or our ability to meet our projections could lead to future impairments.

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

On July 1, 2009, we entered into the DPA with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). We have paid $5 million to HUD pursuant to the HUD Agreement. Under the DPA, we are obligated to make payments to a restitution fund in an amount not to exceed $50 million. As of September 30, 2011, we have been credited with making $11 million of such payments. Future payments to the restitution fund will be equal to 4% of “adjusted EBITDA” as defined in the DPA for the first to occur of (x) a period of 60 months and (y) the total of all payments to the restitution fund equaling $50 million. In the event such payments do not equal at least $50 million at the end of 60 months then, under the HUD Agreement, the obligations to make restitution payments will continue until the first to occur of (a) 24 months or (b) the date that $48 million has been paid into the restitution fund. Our obligation to make such payments could limit our ability to invest in our business or make payments of principal or interest on our outstanding debt. In addition, in the event we fail to comply with our obligations under the DPA or the HUD Agreement various federal authorities could bring criminal or civil charges against us which could be material to our consolidated financial position, results of operations and liquidity.

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

Over the past few years, the rating agencies downgraded the Company’s corporate credit rating and ratings on the Company’s senior unsecured notes due to the deterioration in our homebuilding operations, credit metrics, other earnings-based metrics and the significant decrease in our tangible net worth. These ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be further lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including a significant increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

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

As of September 30, 2011, we had total outstanding indebtedness of approximately $1.5 billion, net of unamortized discount of approximately $23.2 million. This total indebtedness includes $247.4 million related to our cash secured term loan. Our substantial indebtedness could have important consequences to us and the holders of our securities, including, among other things:

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

We regularly acquire land for replacement and expansion of land inventory within our existing and new markets. The risks inherent in purchasing and developing land increase as consumer demand for housing decreases. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. When market conditions are such that land values are not appreciating, previously entered into option agreements may become less desirable, at which time we may elect to forego deposits and preacquisition costs and terminate the agreements. In fiscal 2011, we recorded $5.4 million of lot option abandonment charges. During fiscal 2011, as a result of the further deterioration of certain markets, we determined that the carrying amount of certain of our inventory assets exceeded their estimated fair value. As a result of our analysis, during fiscal 2011, we incurred $30.0 million of non-cash pre-tax charges related to inventory impairments. If these adverse market conditions continue or worsen, we may have to incur additional inventory impairment charges which would adversely affect our financial condition, results of operations and stockholders’ equity and our ability to comply with certain covenants in our debt instruments linked to tangible net worth.

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest and we can be adversely impacted by joint venture partners’ failure to fulfill their obligations.

We participate in land development joint ventures (JVs) in which we have less than a controlling interest. We have entered into JVs in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our JVs are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. As a result of the deterioration of the housing market, we have written down our investment in certain of our JVs reflecting impairments of inventory held within those JVs. If these adverse market conditions continue or worsen, we may have to take further writedowns of our investments in our JVs.

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

Our JVs typically obtain secured acquisition, development and construction financing. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated JVs. At September 30, 2011, these guarantees included, for certain joint ventures, construction completion guarantees, repayment guarantees and environmental indemnities. As of September 30, 2011, we have accrued $16.4 million related to the guarantees we determined were probable and reasonably estimable, but we have not recorded a liability for the contingent aspects of any guarantees that we determined were reasonably possible but not probable.

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

To the extent that the price of our common stock remains low or declines, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration will be reduced. This, in turn, may adversely impact our ability to reduce our financial leverage, as measured by the ratio of total debt to total capital. As of September 30, 2011, our total debt to total capital was 88.2% and our net debt to net capital was 81.5%. Continued high levels of leverage or significant increases may adversely affect our credit ratings and make it more difficult for us to access additional capital. These factors may limit our ability to implement our operating and growth plans.

The tax benefits of our pre-ownership change net operating loss carryforwards and any future recognized built-in losses in our assets will be substantially limited since we experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code.

Based on recent impairments and our current financial performance, we generated net operating losses for fiscal 2011 and could possibly generate additional net operating losses in future years. In addition, we believe we have significant “built-in losses” in our assets (i.e. an excess tax basis over current fair market value) that may result in tax losses as such assets are sold. Net operating losses generally may be carried forward for a 20-year period to offset future earnings and reduce our federal income tax liability. Built-in losses, if and when recognized, generally will result in tax losses that may then be deducted or carried forward. However, because we experienced an “ownership change” under Section 382 of the Internal Revenue Code as of January 12, 2010, our ability to realize these tax benefits may be significantly limited.

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

We and certain of our subsidiaries have been, and continue to be, named as defendants in various construction defect claims, product liability claims, complaints and other legal actions that include claims related to Chinese drywall and moisture intrusion. As of September 30, 2011, our warranty reserves include an estimate for the repair of less than 60 homes in Florida where certain of our subcontractors installed defective Chinese drywall in homes that were delivered during our 2006 and 2007 fiscal years. As of September 30, we have completed repairs on approximately 92% of these homes. We are inspecting additional homes in order to determine whether they also contain defective Chinese drywall. The outcome of these inspections and other potential future inspections or an unexpected increase in repair costs may require us to increase our warranty reserve in the future. However, the amount of additional liability, if any, is not reasonably estimable. Furthermore, plaintiffs may in certain of these legal proceedings seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend, and if we were to lose any certified class action suit, it could result in substantial liability for us.

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

Adverse developments in the war on terrorism, future terrorist attacks against the United States, or any outbreak or escalation of hostilities between the United States and any foreign power, may cause disruption to the economy, our Company, our employees and our customers, which could adversely affect our revenues, operating expenses, and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2011, we lease approximately 80,114 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 295,185 square feet of office space for our subsidiaries’ operations at various locations. We have subleased approximately 97,299 square feet of our leased office space to unrelated third-parties. We own approximately 49,000 square feet of office space in Indianapolis, Indiana which we are actively marketing for sale.

Item 3.	Legal Proceedings

South Edge Litigation

During fiscal 2008, the administrative agent for the lenders of one of our unconsolidated joint ventures, South Edge, LLC, filed individual lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. As discussed in Note 3 to the Consolidated Financial Statements, South Edge was the subject of an involuntary bankruptcy petition filed in December 2010. During fiscal 2011, the Company and one of its subsidiaries became parties to a settlement among the administrative agent for the lenders to South Edge (the Administrative Agent), certain of the lenders to South Edge, and certain of the other South Edge members and their respective parent companies (together with the Company and its subsidiary, the Participating Members). On October 26, 2011, the bankruptcy court approved the South Edge plan of reorganization including the settlement agreement.

Pursuant to the agreement, the Company would pay to the lenders an amount between approximately $15.7 million and $17.2 million, depending on certain contingencies including the extent to which infrastructure development funds already pledged to the Administrative Agent can be applied to the Participating Members’ obligations as set forth under the proposed Plan. In addition to these amounts, the Company will be responsible for its pro rata share of various fees, expenses and charges of the administrative agent for the lenders, the lenders and the Chapter 11 trustee, and to pay its share of certain allowed general unsecured claims in the South Edge bankruptcy case.

Under the agreement, the Company anticipates that one of its subsidiaries would acquire its share of the land previously owned by South Edge as a result of a bankruptcy court-approved disposition of the land to a newly created entity in which such subsidiary would expect to be a member and which would satisfy the obligations secured by the liens of the Administrative Agent and the lenders on the land. Matters related to this litigation are more fully discussed in Note 3 to the Consolidated Financial Statements.

Other Litigation

Homeowners’ Class Action Lawsuits and Multi-plaintiff Lawsuits

A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation (BMC). The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (RESPA) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. On September 2, 2011, the court entered a final judgment and order approving a class settlement in which the Company and all other defendants did not admit any liability. The settling class consists of all persons who purchased a home from Beazer in North Carolina, closed on the home purchase between August 1, 2002 and August 30, 2011, and received settler-funded down payment assistance as part of that transaction. Under terms of the settlement, the Company has made a payment that is not material to the Company’s financial position or results of operations and which will be partially funded by insurance proceeds.

On June 3, 2009, Beazer Homes Corp. was named as a defendant in a purported class action lawsuit in the Circuit Court for Lee County, State of Florida, filed by Bryson and Kimberly Royal, the owners of one of our homes in our Magnolia Lakes’ community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was filed on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney’s fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation. We believe that the claims asserted in these actions are governed by home warranties or are without merit. Accordingly, the Company intends to vigorously defend against this litigation. Furthermore, the Company has offered to repair all Beazer homes affected by defective Chinese drywall pursuant to repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, nearly all affected Beazer homeowners have accepted the Company’s offer to repair. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs.

On March 14, 2011, the Company and several subsidiaries were named as defendants in a lawsuit filed by Flagstar Bank, FSB in the Circuit Court for the County of Oakland, State of Michigan. The complaint demands approximately $5 million to recover purported losses in connection with 57 residential mortgage loan transactions under theories of breach of contract, fraud/intentional misrepresentation and other similar theories of recovery. We believe we have strong defenses to the claims on these individual loans and intend to vigorously defend the action. In addition, BMC has received notices from other investors demanding that BMC indemnify them for losses suffered with respect to certain other mortgage loan transactions, largely alleging misrepresentations during the loan origination process. We are currently investigating these claims and are in communication with investors. To date, including the mortgage loans that are the subject of the lawsuit, we have received requests to repurchase fewer than 100 mortgages from various investors. As previously disclosed, we operated BMC from 1998 through February 2008 to offer mortgage financing to the buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold these loans to investors. Underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. We have not been required to repurchase any of these loans.

On March 15, 2011, a shareholder derivative suit was filed by certain funds affiliated with Teamsters Local 237 in the Superior Court of Fulton County, State of Georgia against certain officers and directors of the Company and the Company’s compensation consultants. The complaint alleged breach of fiduciary duties involving decisions regarding executive compensation; specifically that compensation awarded to certain Company executives for the 2010 fiscal year were improper in light of the negative subsequent advisory “say on pay” vote by shareholders at the Company’s 2011 stockholders meeting. On September 16, 2011, the court entered an order and granted the defendants’ motion to dismiss all counts of the complaint. The plaintiffs have filed a notice of appeal.

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

Other Matters

As disclosed in our 2009 Form 10K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for fiscal 2011 and each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will also be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million of which $16 million has been paid as of September 30, 2011.

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

Market Information

The Company lists its common shares on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 9, 2011, the last reported sales price of the Company’s common stock on the NYSE was $2.20. On November 9, 2011, Beazer Homes USA, Inc. had approximately 223 stockholders of record and 75,548,949 shares of common stock outstanding. The following table sets forth, for the quarters indicated, the range of high and low trading for the Company’s common stock during fiscal 2011 and 2010.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Fiscal Year 2011:
High	$5.67	$6.23	$4.79	$3.68
Low	$3.88	$4.13	$2.99	$1.48
Fiscal Year 2010:
High	$6.06	$5.44	$7.08	$4.69
Low	$3.90	$3.83	$3.61	$3.10

Dividends

The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2011, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends or share repurchases. The Board of Directors will periodically reconsider the declaration of dividends, assuming payment of dividends is not limited under the aforementioned indentures. The reinstatement of quarterly dividends, the amount of such dividends, and the form in which the dividends are paid (cash or stock) will depend upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of September 30, 2011 with respect to our shares of common stock that may be issued under our existing equity compensation plans, all of which have been approved by our stockholders:

Number of
	Number of	Weighted	Common Shares
	Common Shares	Average	Remaining Available
	to be Issued	Exercise	for Future
	Upon Exercise of	Price of	Issuance Under
Plan Category	Outstanding	Outstanding	Equity Compensation
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	1,876,238	$9.77	3,984,721

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2011, 6,871 shares, at an average price of $1.80 per share, were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock units under our stock incentive plans.

Performance Graph

The following graph illustrates the cumulative total stockholder return on Beazer Homes’ common stock for the last five fiscal years through September 30, 2011, compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes an investment in Beazer Homes’ common stock and in each of the foregoing indices of $100 at September 30, 2006, and assumes that all dividends were reinvested. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100
September 2011

	Fiscal Year Ended September 30,
	2007	2008	2009	2010	2011
Beazer Homes USA, Inc.	$21.59	$15.65	$14.63	$10.81	$3.95

S&P 500	116.43	90.86	84.58	93.19	94.26

S&P Homebuilding	50.85	43.11	36.13	33.52	23.83

Item 6.	Selected Financial Data

	Year Ended September 30,
	2011	2010	2009	2008	2007
	($ in millions, except per share amounts)

Statement of Operations Data:(i)
Total revenue	$742	$991	$962	$1,726	$2,934
Gross profit (loss)	48	84	16	(249)	(91)
Gross margin(i),(ii)	6.5%	8.4%	1.7%	(14.4)%	(3.1)%
Operating loss	$(132)	$(113)	$(239)	$(617)	$(511)
Loss from continuing operations	(200)	(30)	(173)	(779)	(346)
EPS from continuing operations -basic and diluted	(2.71)	(0.49)	(4.48)	(20.28)	(9.01)
Dividends paid per common share	—	—	—	—	0.40
Balance Sheet Data (end of year)(iii):
Cash and cash equivalents and restricted cash	$647	$576	$557	$585	$460
Inventory	1,204	1,204	1,318	1,652	2,775
Total assets	1,977	1,903	2,029	2,642	3,930
Total debt	1,489	1,212	1,509	1,747	1,857
Stockholders’ equity	198	397	197	375	1,324
Supplemental Financial Data(iii):
Cash provided by (used in):
Operating activities	$(179)	$70	$94	$316	$509
Investing activities	(260)	(6)	(80)	(18)	(52)
Financing activities	273	(34)	(91)	(167)	(171)
Financial Statistics(iii):
Total debt as a percentage of total debt and stockholders’ equity	88.2%	75.3%	88.5%	82.3%	58.4%
Net debt as a percentage of net debt and stockholders’ equity(ii)	81.5%	62.9%	83.6%	75.6%	51.4%
Adjusted EBITDA from total operations(iv)	$(27.8)	$60.2	$108.1	$(27.5)	$235.6
Operating Statistics from continuing operations:
New orders, net	3,927	4,045	4,016	5,123	7,919
Closings	3,249	4,421	4,152	6,331	9,738
Units in backlog	1,450	772	1,148	1,284	2,492
Average selling price (in thousands)	$219.4	$222.1	$230.9	$254.3	$289.5

(i)	Statement of operations data is from continuing operations. Gross profit (loss) includes inventory impairments and lot options abandonments of $32.5 million, $50.0 million, $93.6 million, $403.4 million and $531.2 million for the fiscal years ended September 30, 2011, 2010, 2009, 2008 and 2007, respectively. Operating loss also includes goodwill impairments of $16.1 million, $48.1 million, and $49.7 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. The aforementioned charges were primarily related to the deterioration of the homebuilding environment over the applicable years. Loss from continuing operations for fiscal 2011, 2010, and 2009 also include a (loss) gain on extinguishment of debt of $(2.9) million, $43.9 million, and $144.5 million respectively.

(ii)	Net Debt = Debt less unrestricted cash and cash equivalents and restricted cash related to the cash secured loan; Gross margin = Gross profit divided by total revenue.

(iii)	Discontinued operations were not segregated in the consolidated balance sheets or statements of cash flows.

(iv)	EBIT (earnings before interest and taxes) equals net loss before (a) previously capitalized interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization and (b) income taxes. Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and impairments) is calculated by adding non-cash charges, including depreciation, amortization, inventory impairment and abandonment charges, goodwill impairments and joint venture impairment charges for the period to EBIT. EBIT and Adjusted EBITDA are not Generally Accepted Accounting Principles (GAAP) financial measures. EBIT and Adjusted EBITDA should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance. Because some analysts and companies may not calculate EBIT and Adjusted EBITDA in the same manner as Beazer Homes, the EBIT and Adjusted EBITDA information presented above may not be comparable to similar presentations by others.

The magnitude and volatility of non-cash inventory impairment and abandonment charges, goodwill impairments and joint venture impairment charges for the Company, and for other home builders, have been significant in recent periods and, as such, have made financial analysis of our industry more difficult. Adjusted EBITDA, and other similar presentations by analysts and other companies, is frequently used to assist investors in understanding and comparing the operating characteristics of home building activities by eliminating many of the differences in companies’ respective capitalization, tax position and level of impairments. Management believes this non-GAAP measure is an indication of the Company’s baseline performance in that the measure provides a consistent means of comparing performance between periods and competitors. The Company also believes that Adjusted EBITDA aids investors’ overall understanding of the Company’s results by providing transparency for items such as inventory impairment and abandonment charges, interest amortized to home construction and land sales expenses, and joint venture impairment charges. Management uses this non-GAAP measure to assist in the evaluation of the performance of our business segments and to make operating decisions. As a result, the Company has reconciled EBIT and Adjusted EBITDA to net loss, the most directly comparable GAAP measure as follows (in thousands):

	Year Ended September 30,
	2011	2010	2009	2008	2007

Net loss	$(204,859)	$(34,049)	$(189,383)	$(951,912)	$(411,073)
(Benefit) provision for income taxes	3,429	(133,188)	(9,076)	84,763	(222,207)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	48,289	54,556	58,090	126,057	139,880
Interest expense not qualified for capitalization	73,440	74,214	83,030	55,185	—

EBIT	(79,701)	(38,467)	(57,339)	(685,907)	(493,400)
Depreciation and amortization and stock compensation amortization	17,878	24,774	30,723	40,273	44,743
Inventory impairments and option contract abandonments	33,458	49,526	103,751	496,833	599,514
Goodwill impairment	—	—	16,143	52,470	52,755
Joint venture impairment and abandonment charges	594	24,328	14,793	68,791	31,939

Adjusted EBITDA	$(27,771)	$60,161	$108,071	$(27,540)	$235,551

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview and Outlook

The national economic environment continues to be a challenge and is characterized by high unemployment levels, an unstable job market and moderate spending in limited categories. Compounding that is consumer and business uncertainty regarding the health of the U.S. and global economies. Against this backdrop, prospective home buyers have been further challenged by evidence of falling home prices, a significant current and anticipated future inventory of distressed homes for sale, and limited availability of mortgage credit. Although home prices and home ownership costs are very low compared to historical levels, and despite the fact that for many consumers it is less expensive to be a home owner than an apartment renter, demand for new homes has been exceptionally weak for several years.

Throughout the homebuilding recession we have remained disciplined in our approach to the business. Among other actions we have:

•	Exited numerous markets that we determined were not core to our long-term profitability objectives, including Northwest Florida this quarter;

•	Reduced overhead expenses by eliminating headcount and centralizing or regionalizing various functional activities;

•	Value-engineered our homes to reduce direct construction costs;

•	Limited our construction of unsold homes to align our inventory with anticipated near-term demand; and

•	Controlled our land and land development spending consistent with our view of market conditions.

Each of these efforts has been undertaken to allow the company to generate or conserve liquidity while maintaining or growing a substantial homebuilding presence in large markets to participate in the eventual housing recovery. We expect to continue this disciplined approach to managing our business during these uncertain times as we strive toward returning to profitability.

During the quarter ending March 31, 2011, the Company launched a Pre-Owned Homes Division which we charged with acquiring, improving and renting out recently built, previously owned homes within select communities in markets in which the Company currently operates. By augmenting the sale of newly constructed homes with rental options of previously owned homes, we expect to appeal to a broader range of consumers. The primary source of Pre-Owned Homes’ inventory will be distressed sales, typically foreclosures or short sales, which we anticipate acquiring at a discount to their replacement cost. This Division leverages our strengths as a homebuilder and knowledge of our markets, and offers an attractive investment proposition for a portion of the Company’s cash reserve. Since the formation of this division, we have determined the business opportunity is substantial and that the Company is well positioned to significantly increase the scale of operations with rental homes. As such, we are in the process of identifying additional external sources of equity and debt capital to augment the Company’s resources. We expect to limit the Company’s investment in this division to no more than $20 million. Pre-Owned Homes is presented as a reportable segment in the management discussions and analysis that follow.

Despite our confidence in the eventual growth prospects for our business, we expect to maintain a significant liquidity position. This may limit the speed and scale of our investments, which could in turn result in a slower return to profitability. Additionally, from time to time we may take steps to refine our capitalization, which could increase or decrease liquidity. These steps could include the retirement or purchase of our outstanding debt, through cash purchases or exchange offers for other debt or equity instruments, in open market, publically registered or privately negotiated transactions or otherwise. There can be no assurances that we will be able to complete any of these transactions in the future on favorable terms or at all.

While our visibility into the economic conditions for fiscal 2012 is limited, we believe that we will benefit from projected population growth and increases in housing starts in the coming years. In the meantime, we are taking the steps necessary to drive improvement in homebuilding revenues, while maintaining an efficient cost structure, looking for new opportunities to generate profits and investing for future growth, all with the intention to accelerate our return to profitability.

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

The quantitative analysis compares the projected future undiscounted cash flows for each such community with its current carrying value. This undiscounted cash flow analysis requires important assumptions regarding the location and mix of house plans to be sold, current and future home sale prices and incentives for each plan, current and future construction costs for each plan, and the pace of monthly sales to occur today and into the future.

There is uncertainty associated with preparing the undiscounted cash flow analysis because future market conditions will almost certainly be different, either better or worse, than current conditions. The single most important “input” to the cash flow analysis is current and future home sales prices for a specific community. The risk of over or under-stating any of the important cash flow variables, including home prices, is greater with longer-lived communities and within markets that have historically experienced greater home price volatility. In an effort to address these risks, we consider some home price and construction cost appreciation in future years for certain communities that are expected to be selling for more than three years and/or if the market has typically exhibited high levels of price volatility. Absent these assumptions on cost and sales price appreciations, we believe the long-term cash flow analysis would be unrealistic and would serve to artificially improve future profitability. Finally, we also ensure that the monthly sales absorptions, including historical seasonal differences of our communities and those of our competitors, used in our undiscounted cash flow analyses are realistic, consider our development schedules and relate to those achieved by our competitors for the specific communities.

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

Due to uncertainties in the estimation process, particularly with respect to projected home sales prices and absorption rates, the timing and amount of the estimated future cash flows and discount rates, it is reasonably possible that actual results could differ from the estimates used in our impairment analyses. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, a change in sales prices or changes in absorption estimates based on current market conditions and management’s assumptions relative to future results could lead to additional impairments in certain communities during any given period. Market deterioration that exceeds our estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if the market continues to deteriorate.

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

In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell.

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

Homebuilding Revenues and Costs

Revenue from the sale of a home is generally recognized when the closing has occurred and the risk of ownership is transferred to the buyer. As appropriate, revenue for condominiums under construction is recognized based on the percentage-of-completion method, when certain criteria are met. All associated homebuilding costs are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs (based upon an allocation of such costs, including costs to complete the development, or specific lot costs), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest and estimated warranty costs. Sales commissions are recognized as expense when the closing has occurred. All other costs are expensed as incurred.

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

Warranty reserves are included in other liabilities in the consolidated balance sheets. We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period, based on historical experience and management’s estimate of the costs to remediate the claims, and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by operating segment. An analysis by operating segment allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also contemplates the existence of any non-recurring or community-specific warranty related matters that might not be contemplated in our historical data and trends. As a result of our analyses, we adjust our estimated warranty liabilities. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future. Our estimation process for such accruals is discussed in Note 13 to the Consolidated Financial Statements. While we believe that our current warranty reserves are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

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

During fiscal 2008, we determined that it was not more likely than not that substantially all of our deferred tax assets would be realized and, therefore, we established a valuation allowance for substantially all of our deferred tax assets. We have not changed our assessment regarding the recoverability of our deferred tax assets as of September 30, 2011 and consequently, we determined that a valuation allowance was still warranted. Management reassesses the realizability of the deferred tax assets each reporting period. To the extent that our results of operations improve and deferred tax assets become realizable, the valuation allowance will be reduced and result in a non-cash tax benefit.

We experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code as of January 12, 2010. Section 382 contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforward and certain built-in losses or deductions recognized during the five-year period after the ownership change. Therefore, our ability to utilize our pre-ownership change net operating loss (NOL) carryforwards and certain recognized built-in losses or deductions is limited by Section 382.

There can be no assurance that another ownership change, as defined in the tax law, will not occur. If another “ownership change” occurs, a new annual limitation on the utilization of net operating losses would be determined as of that date.

Seasonal and Quarterly Variability:  Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, beginning in the second half of fiscal 2006 and continuing through fiscal 2011, we experienced challenging conditions in many of our markets which often contributed to decreased revenues and closings as compared to prior periods including prior quarters, thereby reducing typical seasonal variations. In addition, the expiration of the $8,000 First time Homebuyer Tax Credit on June 30, 2010, appears to have incentivized certain homebuyers to purchase homes during the first half of fiscal 2010 and close those homes prior to June 30, 2010. This resulted in a change to our typical seasonal variations as we experienced increased closings in our third quarter of fiscal 2010 as opposed to our fourth quarter of fiscal 2010 and third quarter of fiscal 2011 . The following chart presents certain quarterly operating data for our continuing operations for our last twelve fiscal quarters.

New Orders (Net of Cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2011	534	1,172	1,215	1,006	3,927
2010	704	1,602	982	757	4,045
2009	514	1,081	1,454	967	4,016

Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2011	519	563	791	1,376	3,249
2010	921	823	1,558	1,119	4,421
2009	856	781	893	1,622	4,152

RESULTS OF CONTINUING OPERATIONS:

	Fiscal Year Ended September 30,
	2011	2010	2009
	($ in thousands)

Revenues:
Homebuilding	$712,722	$981,842	$958,496
Land sales & other	29,683	9,310	3,389

Total	$742,405	$991,152	$961,885

Gross profit
Homebuilding	$43,996	$79,549	$15,776
Land sales & other	4,099	4,080	620

Total	$48,095	$83,629	$16,396

Gross Margin — homebuilding	6.2%	8.1%	1.6%
Gross Margin — land sales & other	13.8%	43.8%	18.3%
Gross Margin — Total	6.5%	8.4%	1.7%
Commissions	$32,711	$43,279	$39,514
General and administrative (G&A) expenses	$137,376	$141,115	$181,841
G&A as a % of total revenue	18.5%	14.2%	18.9%
Depreciation and amortization	$10,253	$12,669	$18,289
Goodwill impairment	$—	$—	$16,143
Equity in income (loss) of unconsolidated joint ventures from:
Joint venture activities	$652	$10	$518
Impairments	$(92)	$(8,817)	$(12,630)

Equity in loss of unconsolidated joint ventures	$560	$(8,807)	$(12,112)

(Loss) gain on extinguishment of debt	$(2,909)	$43,901	$144,503
Other expense, net	$(62,224)	$(69,585)	$(74,781)

Items impacting comparability between periods

The following items impact the comparability of our results of operations between fiscal 2011, 2010 and 2009: inventory impairments and abandonments, certain general and administrative costs, goodwill impairment charges, joint venture impairment charges, and gain on extinguishment of debt. In addition, during fiscal 2011, we discontinued operations in our Northwest Florida markets and have reclassified the operating results of this operation for all periods presented to discontinued operations.

Inventory Impairments and Abandonments.  Our gross margins over the past three fiscal years were impacted by non-cash pre-tax inventory impairments and option contract abandonments of $32.5 million in fiscal 2011, $50.0 million in fiscal 2010 and $93.6 million in fiscal 2009. The projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates. The impairments recorded on our held for development inventory for the fiscal year ended September 30, 2009 primarily resulted from the continued decline in the homebuilding environment across our submarkets. During fiscal 2010 and 2011, although certain markets showed improvement from the prior years, for certain communities we determined it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material.

Our impairments on land held for sale listed below are as a result of challenging market conditions and our review of recent comparable transactions since land held for sale is recorded at net realizable value, less estimated costs to sell. The negative impairments in fiscal 2011 are due to adjustments to accruals for estimated selling costs related to either our strategic decision to develop a previously held-for-sale position or revised estimates based on pending sales transactions.

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

The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the fiscal years ended September 30, 2011, 2010 and 2009 (in thousands):

	Fiscal Year Ended September 30,
	2011	2010	2009

Development projects and homes in process (Held for Development)
West	$20,150	$18,056	$42,704
East	1,611	18,703	6,383
Southeast	5,182	7,510	22,925
Unallocated	2,362	3,404	5,116

Subtotal	$29,305	$47,673	$77,128

Land Held for Sale
West	$(51)	$1,061	$9,357
East	193	—	1,071
Southeast	169	—	2,094

Subtotal	$311	$1,061	$12,522

Lot Option Abandonments
West	$405	$783	$99
East	2,048	35	2,884
Southeast	390	14	972

Subtotal	$2,843	$832	$3,955

Continuing Operations	$32,459	$49,566	$93,605

The estimated fair value of impaired inventory on a quarterly basis during fiscal 2011, 2010, and 2009 the number of lots and number of communities impaired in each period are set forth in the table below as follows ($ in thousands):

	Estimated Fair Value of Impaired
	Inventory at Period End			Lots Impaired			Communities Impaired
Quarter Ended	2011	2010	2009	2011	2010	2009	2011	2010	2009

September 30	$16,809	$29,313	$35,876	277	962	1,318	9	8	10
June 30	$11,672	$5,427	$6,173	370	131	112	6	3	4
March 31	$29,244	$24,528	$35,304	730	497	1,523	7	12	13
December 31	$—	$13,997	$23,265	—	379	339	—	7	6

Commissions.  Commission expense includes amounts due to internal sales associates and to external real estate agents, if applicable, related to homes closed during their period. The decrease in commissions from prior year is primarily due to the decrease in homebuilding revenues.

General and Administrative Expense Items.  The decrease in G&A expense is primarily related to the impact of prior cost reductions realized, offset partially by $8.0 million of severance expense, $2.5 million of lease abandonment charges and $5.6 million of charges related to joint venture guarantees and future land purchase rights (see Note 3 to the consolidated financial statements for additional information). We expect to realize approximately $20 million of annual savings related to cost reductions implemented in the second half of fiscal 2011. Fiscal 2011, 2010, and 2009, G&A expense included $8.0 million, $0.2 million and $4.5 million in severance costs related to employees who had been severed as of September 30 of the respective year.

Fiscal 2009 included approximately $16 million of expense for obligations related to the government investigations (see Note 13 to the Consolidated Financial Statements). The decrease in G&A expense for fiscal 2010 as compared to fiscal 2009 is primarily due to continued cost reductions realized as a result of our comprehensive review of G&A costs and the absence of the previously mentioned $16 million fiscal 2009 expense.

As a percentage of total revenue, G&A expenses were 18.5% in fiscal 2011, 14.2% in fiscal 2010 and 18.9% in fiscal 2009. The change in G&A costs as a percentage of total revenue is primarily related to the change in aforementioned investigative and severance costs and the impact of fixed overhead expenses on reduced/increased revenues, as applicable.

Goodwill Impairment Charges.  The Company experienced a significant decline in its market capitalization during the first quarter of fiscal 2009. As of December 31, 2008, we considered current and expected future market conditions and recorded a pre-tax, non-cash goodwill impairment charge of $16.1 million in the first quarter of fiscal 2009. As a result of this impairment charge, we have no goodwill remaining as of September 30, 2009, 2010, or 2011.

Joint Venture Impairment Charges.  As a result of the further deterioration of economic conditions in certain of our markets and the settlement of debt obligations of certain of our unconsolidated joint ventures, we recorded impairments in certain of our unconsolidated joint ventures totaling $0.1 million, $8.8 million, and $12.6 million in fiscal 2011, 2010, and 2009, respectively (see Note 3 to the Consolidated Financial Statements where further discussed). The fiscal 2011 impairments above do not include approximately $5.6 million of charges related to joint venture guarantees recognized in G&A expense. If these adverse market conditions continue or worsen, we may have to take further impairments of our investments in these joint ventures that may have a material adverse effect on our financial position and results of operations.

Gain (Loss) on Extinguishment of Debt.  During fiscal 2011, we completed a number of financial transactions including the repurchase of an aggregate of $209.5 million of our outstanding Senior Notes for an aggregate purchase price of $210.0 million, plus accrued and unpaid interest as of the purchase date. These transactions resulted in a loss on extinguishment of debt of $2.9 million, net of unamortized discounts and debt issuance costs related to these notes.

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

Other expense, net.  For fiscal 2011, other expense, net includes $73.4 million of interest expense not qualified for capitalization and is net of the $8.3 million benefit recognized related to settlements reached by Mr. McCarthy (our former Chief Executive Officer) and Mr. O’Leary (our former Chief Financial Officer) with the SEC (see Note 17 to the Consolidated Financial Statements). For fiscal 2010 and 2009, other expense, net includes $74.2 million and $83.0 million of interest expense not qualified for capitalization, respectively.

Benefit from income taxes.  Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which is the valuation allowance recorded against substantially all of our deferred tax assets. Due to the effect of our valuation allowance adjustments, a comparison of our annual effective tax rates must consider the changes in our valuation allowance.

Our overall effective tax rates were -1.7%, 80.0%, and 4.6% for fiscal years 2011, 2010, and 2009, respectively. The effective tax rate for fiscal 2011 was primarily attributable to the impact of our valuation allowance and limited ability to carry back any federal income taxes. The effective tax rate for fiscal 2010 was primarily attributable to the five-year carryback of federal tax losses due to the expanded NOL carryback provisions contained in the Worker, Homeownership, and Business Assistance Act of 2009, enacted on November 9, 2009. These expanded NOL carryback provisions allowed us to carry back our fiscal 2009 tax losses to prior years. Absent the new legislation, the fiscal 2009 federal tax loss would have been carried forward to be available to offset future taxable income and the Company would have maintained a valuation allowance against the resulting deferred tax asset. The effective tax rate for fiscal 2009 was primarily attributable to the finalization of various state income tax examinations and the valuation allowance against the inability to carry back any federal tax loss as of September 30, 2009. Any losses that the Company has not carried back to earlier years are being carried forward and are offset by a valuation allowance.

Discontinued Operations.  We have classified the results of operations of our mortgage origination services, title services and our exit markets as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. All statement of operations information in the table above and the management discussion and analysis that follow exclude the results of discontinued operations. Discontinued operations were not segregated in the Consolidated Statements of Cash Flows or the Consolidated Balance Sheets. Additional operating data related to discontinued operations for the fiscal years ended September 30, 2011, 2010 and 2009 is as follows:

	Fiscal Year Ended September 30,
	2011	2010	2009
	($ in thousands)

Closings	101	224	236
New Orders	94	203	207
Homebuilding revenues	$19,815	$46,718	$56,428
Land and lot sale revenues	$22,985	$3,277	$3,076
Mortgage & title revenues	$6	$1,861	$1,813

Total revenue	$42,806	$51,856	$61,317

The increase in land and lot sales revenues in fiscal 2011 primarily related to the sale of one large parcel in Charlotte, North Carolina. See Note 15 to the Consolidated Financial Statements for additional information related to our discontinued operations.

Segment Results — Continuing Operations

Unit Data by Segment

	New Orders, Net					Cancellation Rates
	2011	2010	2009	11 v 10	10 v 09	2011	2010	2009

West	1,416	1,615	1,793	(12.3)%	(9.9)%	30.5%	29.5%	35.3%
East	1,588	1,563	1,509	1.6%	3.6%	29.0%	25.3%	30.0%
Southeast	923	867	714	6.5%	21.4%	16.5%	16.2%	24.2%

Total	3,927	4,045	4,016	(2.9)%	0.7%	27.0%	25.3%	31.6%

Backlog reflects the number and value of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home.

	Backlog at September 30,
	2011	2010	2009	11 v 10	10 v 09

Units:
West	570	269	431	111.9%	(37.6)%
East	638	366	532	74.3%	(31.2)%
Southeast	242	137	185	76.6%	(25.9)%

Total	1,450	772	1,148	87.8%	(32.8)%

Aggregated $ value of homes in backlog:
Total ($ in millions)	$334.5	$184.7	$270.1	81.1%	(31.6)%

Fiscal 2011 versus 2010

New orders, net of cancellations, for fiscal 2011 decreased slightly compared to fiscal 2010 in many of our markets driven by decreased demand in the first half of the year, homebuyer financing challenges and increased cancellation rates. The decrease in net new orders in our West segment was primarily due to continued challenging market conditions which were particularly pronounced in our Houston and California markets. In fiscal 2011, our Houston and Southern California markets in our West segment and Virginia in our East segment have also been impacted by the closeout of communities that were performing at higher than average absorption rates in the prior year and by the timing of new communities opening for sales.

In addition, federal and state housing tax credits appear to have incentivized more prospective buyers to purchase a new home in fiscal 2010 as compared to fiscal 2011. Despite historically low interest rates and increased affordability which usually entice more prospective buyers to purchase a new home, low consumer confidence, high unemployment rates and a high number of existing and projected foreclosures continue to have a damaging impact on the market. As a result, absent the homebuyer tax credits, potential buyers still appear to lack an urgency to buy and have lengthened their decision-making processes. In many of our markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressures on all home sales and limit financing availability. Our cancellation rates in fiscal 2011 were impacted by the challenges some of our potential homebuyers have encountered selling existing homes and obtaining financing.

The increase in total units in backlog and the aggregate dollar value of homes in backlog for our continuing operations at September 30, 2011 compared to the prior year, related partially to the increased sales in our fourth quarter of fiscal 2011 as compared to fiscal 2010 and the impact of several new mortgage underwriting audit processes implemented in September by the Company’s largest mortgage provider which pushed over 100 home closings from the last week of September into October (the first quarter of fiscal 2012). If we are unable to sustain or increase this level of backlog, we will experience less revenue in the future which could also result in additional asset impairment charges and lower levels of liquidity. However, we currently expect new orders and backlog to increase as the availability of mortgage loans further stabilizes, the inventory of new and used homes decreases and consumer confidence in the economic recovery increases.

Fiscal 2010 versus 2009

New orders, net of cancellations, for fiscal 2010 increased slightly compared to fiscal 2009 in many of our markets driven by increased demand due to federal and state housing credits which expired in June 2010 and decreased cancellation rates. The decrease in net new orders in our West segment was primarily due to continued challenging market conditions which were particularly pronounced in our California markets. The decrease in our cancellation rates reflected the market improvement and relative price stabilization as compared to the prior years, which may have also been impacted by the homebuyer’s desire to close in order to take advantage of the available tax credits. It also reflects the impact of historically low interest rates and increased affordability and the impact of federal and state housing tax credits that enticed certain prospective buyers to purchase a new home during fiscal 2010.

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

Homebuilding Revenues and Average Selling Price.  The table below summarizes homebuilding revenues, the average selling prices of our homes and closings by reportable segment ($ in thousands):

	Homebuilding Revenues					Average Selling Price
	2011	2010	2009	11 v 10	10 v 09	2011	2010	2009	11 v 10	10 v 09

West	$218,433	$360,756	$407,639	(39.5)%	(11.5)%	$195.9	$203.0	$216.5	(3.5)%	(6.2)%
East	339,666	446,862	373,498	(24.0)%	19.6%	258.1	258.5	260.8	(0.2)%	(0.9)%
Southeast	154,623	174,224	177,359	(11.3)%	(1.8)%	189.0	190.4	211.9	(0.7)%	(10.1)%

Total	$712,722	$981,842	$958,496	(27.4)%	2.4%	$219.4	$222.1	$230.9	(1.2)%	(3.8)%

	Closings
	2011	2010	2009	11 v 10	10 v 09

West	1,115	1,777	1,883	(37.3)%	(5.6)%
East	1,316	1,729	1,432	(23.9)%	20.7%
Southeast	818	915	837	(10.6)%	9.3%

Total	3,249	4,421	4,152	(26.5)%	6.5%

Fiscal 2011 versus 2010

Homebuilding revenues decreased for the fiscal year ended September 30, 2011 compared to the comparable period of the prior year which benefitted from federal and state housing tax credits that expired in June 2010. The housing tax credits appear to have incentivized homebuyers to purchase homes in fiscal 2010. Absent these tax credits, potential homebuyers appeared to lack a sense of urgency to commit to a home purchase, especially in the first half of fiscal 2011. However, we experienced double-digit improvements in new orders in all three segments in both our third and fourth quarters of fiscal 2011. This new order growth generated increased closings and revenues in the fourth quarter of fiscal 2011 as compared to the prior year and significantly increased our backlog as of September 30, 2011. The change in average selling prices (ASP) was primarily attributable to the change in mix of closings between products and among communities as compared to the prior year. The fiscal 2011 ASP was also impacted by our efforts to market our homes competitively with local competition and to reduce spec inventory with discounted sales prices and incentives in certain markets in the first half of the year.

Fiscal 2010 versus 2009

Homebuilding revenues increased slightly for the fiscal year ended September 30, 2010 compared to the comparable period of the prior year due to an increase in closings. This year-over year increase in closings was offset partially by a decrease in average selling prices (ASP). The reduction in ASP was primarily attributable to a substantial geographic shift in closings to those markets with the lowest ASP and a higher concentration of entry-level homebuyers. In addition, foreclosures continued to pose problems in many of our markets manifesting in lower appraisals which put additional pricing pressure on all homes for sale. As a result, we reduced sales prices in many of our markets during fiscal 2010 in order to respond to these market conditions. Historically low interest rates, increased affordability and federal and state housing tax credits incented more prospective buyers to purchase a new home and contributed to the significant increase in our closings for the fiscal year ended September 30, 2010.

Homebuilding revenues in our West segment decreased for the fiscal year ended September 30, 2010 compared to the same period of fiscal 2009 driven by a decrease in homes closed and a decrease in ASP. The decrease in ASP in our West segment for fiscal 2010 resulted primarily from a significant increase in the sale of entry level homes to first time homebuyers in all of our markets, a reduction in the amount of options and upgrades ordered along with select price declines in markets where conditions, such as a high levels of foreclosures and unemployment necessitated slightly lower home prices.

For the fiscal year ended September 30, 2010, the increase in our East segment homebuilding revenues was driven by increased closings across all of our markets in this segment.

Our Southeast segment continued to be challenged by excess capacity in both the new home and resale markets and the high number of foreclosures, driving decreases in ASP for the fiscal year ended September 30, 2010 as compared to the prior year. In addition, the homes closed during the fiscal year in many of our markets were more heavily weighted toward the entry-level buyer than in the prior year.

Homebuilding Gross Profit (Loss).  Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges). Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs. The following table sets forth our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the fiscal years ended September 30, 2011, 2010 and 2009. Total homebuilding gross profit and gross margin excluding inventory impairments and abandonments and interest amortized to cost of sales are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit determined in accordance with GAAP as an indicator of operating performance. The magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company, and for other home builders, have been significant in recent periods and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, and other similar presentations by analysts and other companies, is frequently used to assist investors in understanding and comparing the operating characteristics of home building activities by eliminating many of the differences in companies’ respective level of impairments and levels of debt. Management believes these non-GAAP measures are an indication of our homebuilding operations’ baseline performance in that the measures provide a consistent means of comparing performance between periods and competitors. The Company also believes that these measures enable holders of our securities to better understand our homebuilding results by providing transparency for items such as inventory impairments and abandonments and interest amortized to home construction and land sales expense (COS). These measures are also useful internally, helping management compare operating results and as a measure of the level of cash which may be available for discretionary spending.

	Fiscal Year Ended September 30, 2011
							HB Gross	HB Gross
			Impairments &	HB Gross	HB Gross	Interest	Profit w/o	Margin w/o
	HB Gross	HB Gross	Abandonments	Profit w/o	Margin w/o	Amortized	I&A and	I&A and
	Profit (Loss)	Margin	(I&A)	I&A	I&A	to COS	Interest	Interest
	($ in thousands)

West	$13,667	6.3%	$20,504	$34,171	15.6%	$—	$34,171	15.6%
East	50,630	14.9%	3,852	54,482	16.0%	—	54,482	16.0%
Southeast	21,065	13.6%	5,741	26,806	17.3%	—	26,806	17.3%
Corporate & unallocated	(41,366)		2,362	(39,004)		46,382	7,378

Total homebuilding	$43,996	6.2%	$32,459	$76,455	10.7%	$46,382	$122,837	17.2%

	Fiscal Year Ended September 30, 2010
							HB Gross	HB Gross
			Impairments &	HB Gross	HB Gross	Interest	Profit w/o	Margin w/o
	HB Gross	HB Gross	Abandonments	Profit w/o	Margin w/o	Amortized	I&A and	I&A and
	Profit (Loss)	Margin	(I&A)	I&A	I&A	to COS	Interest	Interest
	($ in thousands)

West	$52,621	14.6%	$19,900	$72,521	20.1%	$—	$72,521	20.1%
East	54,176	12.1%	18,738	72,914	16.3%	—	72,914	16.3%
Southeast	18,540	10.6%	7,524	26,064	15.0%	—	26,064	15.0%
Corporate & unallocated	(45,788)		3,404	(42,384)		52,243	9,859

Total homebuilding	$79,549	8.1%	$49,566	$129,115	13.2%	$52,243	$181,358	18.5%

	Fiscal Year Ended September 30, 2009
							HB Gross	HB Gross
			Impairments &	HB Gross	HB Gross	Interest	Profit w/o	Margin w/o
	HB Gross	HB Gross	Abandonments	Profit w/o	Margin w/o	Amortized	I&A and	I&A and
	Profit (Loss)	Margin	(I&A)	I&A	I&A	to COS	Interest	Interest
	($ in thousands)

West	$28,566	7.0%	$52,160	$80,726	19.8%	$—	$80,726	19.8%
East	45,681	12.2%	10,338	56,019	15.0%	—	56,019	15.0%
Southeast	(1,170)	(0.7)%	25,991	24,821	14.0%	—	24,821	14.0%
Corporate & unallocated	(57,301)		5,116	(52,185)		54,714	2,529

Total homebuilding	$15,776	1.6%	$93,605	$109,381	11.4%	$54,714	$164,095	17.1%

Fiscal 2011 versus 2010

For the fiscal year ended September 30, 2011 as compared to the prior year, the decrease in gross margins across all segments is primarily due to decreased revenues and the impact of those revenues on indirect construction costs which are relatively fixed in the short-term. The impact of our decreased revenues was partially offset by cost reductions and lower inventory impairments and lot option abandonment charges in the current fiscal year. In fiscal 2011, certain of our markets realized a nominal increase in gross margins excluding impairments as prices have begun to stabilize in certain of our markets and we benefitted from cost reductions. However, our Nevada and Southern California markets in our West segment have been impacted by the closeout of communities that were performing at higher than average gross margins as compared to the margins realized by the current product mix in those markets, including new communities opening for sales in fiscal 2011.

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

In a given quarter or fiscal year, our reported gross margins arise from both communities previously impaired and communities not previously impaired. In addition as indicated above, certain gross margin amounts arise from recoveries of prior period costs, including warranty items that are not directly tied to communities generating revenue in the period. Home closings from communities previously impaired would, in most instances, generate very low or negative gross margins prior to the impact of the previously recognized impairment. Gross margins at each home closing are higher for a particular community after an impairment because the carrying value of the underlying land was previously reduced to the present value of future cash flows as a result of the impairment, leading to lower cost of sales at the home closing. This improvement in gross margin resulting from one or more prior impairments is frequently referred to in the aggregate as the “impairment turn” or “flow-back” of impairments within the reporting period. The amount of this impairment turn may exceed the gross margin for an individual impaired asset if the gross margin for that asset prior to the impairment would have been negative. The extent to which this impairment turn is greater than the reported gross margin for the individual asset is related to the specific historical cost basis of that individual asset.

The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing twelve-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the fiscal year ended September 30, 2011, the homebuilding gross margin from our continuing operations was 6.2% and excluding interest and inventory impairments, it was 17.2%. For the same period, homebuilding gross margins were as follows in those communities that have previously been impaired:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(12.6)%
Impact of interest amortized to COS related to these communities	7.6%

Pre-impairment turn gross margin, excluding interest amortization	(5.0)%
Impact of impairment turns	20.9%

Gross margin (post impairment turns), excluding interest	15.9%

Land Sales and Other Revenues.  Land sales and other revenues relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets, net fees we received for general contractor services we performed on behalf of a third party and broker fees and rental revenues earned by our Pre-Owned operations. The tables below summarize land sales and other revenues and gross profit by reportable segment ($ in thousands) — n/m in the tables below indicate the percentage is “not meaningful”:

	Land Sales & Other Revenues
	2011	2010	2009	11 v 10	10 v 09

West	$14,700	$3,774	$1,529	289.5%	146.8%
East	4,160	4,300	1,120	(3.3)%	283.9%
Southeast	10,484	1,236	740	748.2%	67.0%
Pre-owned	339	—	—	n/m	n/m

Total	$29,683	$9,310	$3,389	218.8%	174.7%

	Land Sales and Other Gross Profit (Loss)
	2011	2010	2009	11 v 10	10 v 09

West	$2,984	$424	$(1)	603.8%	n/m
East	1,241	2,421	562	(48.7)%	330.8%
Southeast	(343)	1,235	59	(127.8)%	n/m
Pre-owned	217	—	—	n/m	n/m

Total	$4,099	$4,080	$620	0.5%	558.1%

Fiscal 2011 versus 2010

The increase in land sales and other revenue and gross profit in fiscal 2011 from fiscal 2010 relates primarily to our ability to dispose of land and lots that did not fit into our strategic plans. Our fiscal 2011 loss on land sales in our Southeast segment is offset partially by net fees received for general contractor services we performed on behalf of a third party. As of September 30, 2011, our Pre-owned operations had purchased 120 homes, of which 58 were leased.

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

Derivative Instruments and Hedging Activities.  We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of September 30, 2011, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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

As of September 30, 2011, our liquidity position consisted of $370.4 million in cash and cash equivalents plus $277.1 million of restricted cash, of which $247.4 million related to our cash secured term loan.. We expect to maintain a significant liquidity position during fiscal 2012, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance on a quarterly basis.

During fiscal 2011, our net cash used in operating activities was $178.9 million compared to net cash provided by operating activities of $69.7 million during fiscal 2010 and $93.8 million during fiscal 2009. Our net cash provided by operating activities in fiscal 2010 and 2009 were due to the receipts of federal income tax refunds, net of income tax payments, totaling $135.1 million and $162.8 million, respectively, which offset cash used to purchase inventory and maintain our operations. Our net cash from operating activities in fiscal 2011 was also impacted by an increase in inventory (excluding inventory impairments and abandonment charges and decreases in consolidated inventory not owned) of $54.4 million compared to decreases of $82.5 million in fiscal 2010 and $208.4 million in fiscal 2009. This increase in inventory in fiscal 2011 related primarily to our strategic investments in land as we closed out older communities and positioned the Company to open new communities. Cash flow from operations was also impacted by decreases in other assets of $5.3 million, $3.8 million and $25.1 million in fiscal 2011, 2010 and 2009, respectively, primarily related to collection of amounts due from land sales and the cash release of utility deposits. Also impacting our cash (used in) provided by operations was a $19.3 million increase in trade accounts payables this fiscal year primarily related to the timing of development expenditures as of period end as compared to decrease in trade accounts payable of $16.9 million and $20.1 million in fiscal 2010 and 2009, respectively related to the timing of home development expenditures related to homes sold and spec homes completed in those years.

Net cash used in investing activities was $260.3 million for fiscal year ended September 30, 2011 which was primarily related to the $247.4 million funding of collateral (restricted cash) for the Company’s new Cash Secured Loan. Net cash provided by financing activities was $272.5 million for the fiscal 2011 as compared to a use of cash of $33.7 million for fiscal 2010 and $91.1 million for fiscal 2009. During the fiscal year ended September 30, 2011 we completed a $250 million senior unsecured debt offering, redeemed our outstanding 2013 Senior Notes and repurchased a portion of our 2015 and 2016 Senior Notes. As a result of our 2013 Senior Note repayment, our next scheduled Senior Note principal repayment is not until July 2015. During the prior years, the proceeds received from the issuance of equity securities and new debt was offset by the repurchase of outstanding debt with nearer term maturities.

During our fiscal 2010, we received upgrades from S&P in our corporate credit rating to B- and Fitch raised its corporate credit rating of the Company to B-. However, during the fiscal 2011, Moody’s lowered its corporate rating of the Company to Caa2 after it had increased this rating Caa1 in the prior year. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.

We fulfill our short-term cash requirements with cash generated from our operations. As a result, there were no amounts outstanding under the Secured Revolving Credit Facility at September 30, 2011. In addition, we have entered into a number of stand-alone, cash secured letter of credit agreements with banks. These facilities will continue to provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. We currently have $28.9 million outstanding letters of credit under these facilities. As of September 30, 2011, we have secured our letters of credit under these facilities using cash collateral which is maintained in restricted accounts totaling $29.3 million. In addition, we have elected to pledge approximately $1.0 billion of inventory assets to our revolving credit facility. We believe that our $647.5 million of cash and cash equivalents and restricted cash at September 30, 2011, cash generated from our operations and the availability of new debt and equity financing, if any, will be adequate to meet our liquidity needs during fiscal 2012.

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

Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during fiscal 2011, 2010 or 2009. Any future stock repurchases, if allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.

The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At September 30, 2011, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid in fiscal 2011, 2010 or 2009.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments.  At September 30, 2011, we controlled 26,669 lots (a 8-year supply based on fiscal 2011 closings). We owned 83% or 22,112 lots, and 4,557 lots, 17%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $25.9 million at September 30, 2011. This amount includes non-refundable letters of credit of approximately $1.0 million. The total remaining purchase price, net of cash deposits, committed under all options was $225.2 million as of September 30, 2011. When market conditions improve, we may expand our use of option agreements to supplement our owned inventory supply.

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

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our consolidated balance sheets include investments in joint ventures totaling $9.5 million and $8.7 million at September 30, 2011 and 2010, respectively.

Our joint ventures typically obtain secured acquisition and development financing. At September 30, 2011, our unconsolidated joint ventures had borrowings outstanding totaling $394.4 million, of which $327.9 million related to one joint venture, South Edge. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated joint ventures. At September 30, 2011, we had repayment guarantees of $17.9 million related to joint venture borrowings. See Note 3 to the Consolidated Financial Statements for additional information.

The following summarizes our aggregate contractual commitments at September 30, 2011 (in thousands):

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Senior Notes, Senior Secured Notes & other notes payable(1)	$1,505,806	$5,922	$5,856	$345,887	$1,148,141
Interest commitments under Senior Notes, Senior Secured Notes & other notes payable(2)	837,848	113,817	226,564	207,334	290,133
Obligations related to lots under option	225,230	98,737	96,524	26,500	3,469
Operating leases	15,942	6,085	7,595	2,197	65
Uncertain tax positions(3)	—	—	—	—	—

Total	$2,584,826	$224,561	$336,539	$581,918	$1,441,808

(1)	Excludes $57.5 million of Mandatory Convertible Subordinated Notes which will automatically convert into the Company’s common stock upon maturity.

(2)	Interest on variable rate obligations is based on rates effective as of September 30, 2011.

(3)	Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits related to uncertain tax positions. See Note 9 to Consolidated Financial Statements for additional information regarding the Company’s unrecognized tax benefits as of September 30, 2011.

We had outstanding performance bonds of approximately $174.7 million, at September 30, 2011 related principally to our obligations to local governments to construct roads and other improvements in various developments.

Recently Adopted Accounting Pronouncements & Accounting Pronouncements Not Yet Adopted.   See Note 1 to the Consolidated Financial Statements for a comprehensive list of recently adopted accounting pronouncements and accounting pronouncements not yet adopted by the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of September 30, 2011, our only variable rate debt outstanding was related to our cash secured loan. An increase in interest rates would equally increase both the interest paid on this debt and the interest received on the related secured cash. The estimated fair value of our fixed rate debt at September 30, 2011 was approximately $0.7 billion, compared to a carrying value of $1.2 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $0.68 billion to $0.72 billion at September 30, 2011.

Item 8.	Financial Statements and Supplementary Data

Beazer Homes USA, Inc.

Consolidated Statements of Operations

	Fiscal Year Ended September 30,
	2011	2010	2009
	(In thousands, except share and per share amounts)

Total revenue	$742,405	$991,152	$961,885
Home construction and land sales expenses	661,851	857,957	851,884
Inventory impairments and option contract abandonments	32,459	49,566	93,605

Gross profit	48,095	83,629	16,396
Commissions	32,711	43,279	39,514
General and administrative expenses	137,376	141,115	181,841
Depreciation and amortization	10,253	12,669	18,289
Goodwill impairment	—	—	16,143

Operating loss	(132,245)	(113,434)	(239,391)
Equity in income (loss) of unconsolidated joint ventures	560	(8,807)	(12,112)
Loss on extinguishment of debt	(2,909)	43,901	144,503
Other expense, net	(62,224)	(69,585)	(74,781)

Loss from continuing operations before income taxes	(196,818)	(147,925)	(181,781)
Provision (benefit) from income taxes	3,366	(118,355)	(8,350)

Loss from continuing operations	(200,184)	(29,570)	(173,431)
Loss from discontinued operations, net of tax	(4,675)	(4,479)	(15,952)

Net loss	$(204,859)	$(34,049)	$(189,383)

Weighted average number of shares:
Basic and diluted	73,985	59,801	38,688
Basic and diluted loss per share:
Continuing operations	$(2.71)	$(0.49)	$(4.48)
Discontinued operations	$(0.06)	$(0.08)	$(0.42)
Total	$(2.77)	$(0.57)	$(4.90)
Cash dividends per share	$—	$—	$—

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
	2011	2010
	(In thousands, except share and per share amounts)

ASSETS
Cash and cash equivalents	$370,403	$537,121
Restricted cash	277,058	39,200
Accounts receivable (net of allowance of $3,872 and $3,567, respectively)	28,303	32,647
Income tax receivable	4,823	7,684
Inventory
Owned inventory	1,192,380	1,153,703
Consolidated inventory not owned	11,753	49,958

Total inventory	1,204,133	1,203,661
Investments in unconsolidated joint ventures	9,467	8,721
Deferred tax assets, net	2,760	7,779
Property, plant and equipment, net	33,960	23,995
Other assets	46,570	42,094

Total assets	$1,977,477	$1,902,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$72,695	$53,418
Other liabilities	212,187	210,170
Obligations related to consolidated inventory not owned	5,389	30,666
Total debt (net of discounts of $23,243 and $23,617, respectively)	1,488,826	1,211,547

Total liabilities	1,779,097	1,505,801

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 180,000,000 shares authorized, 75,588,396 and 75,669,381 issued and outstanding, respectively)	76	76
Paid-in capital	624,750	618,612
Accumulated deficit	(426,446)	(221,587)

Total stockholders’ equity	198,380	397,101

Total liabilities and stockholders’ equity	$1,977,477	$1,902,902

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Paid in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
	($ and shares in thousands)

Balance, September 30, 2008	39,270	$43	$556,910	$1,845	3,343	$(183,947)	$374,851
Net loss and comprehensive loss	—	—	—	(189,383)	—	—	(189,383)
Amortization of nonvested stock awards	—	—	6,562	—	—	—	6,562
Amortization of stock option awards	—	—	5,277	—	—	—	5,277
Tax benefit from stock transactions	—	—	(2,273)	—	—	—	(2,273)
Shares issued under employee stock plans, net	537	—	1,543	—	—	—	1,543
Common stock redeemed	(14)	—	—	—	14	(22)	(22)

Balance, September 30, 2009	39,793	43	568,019	(187,538)	3,357	(183,969)	196,555
Net loss and comprehensive loss	—	—	—	(34,049)	—	—	(34,049)
Amortization of nonvested stock awards	—	—	5,552	—	—	—	5,552
Amortization of stock option awards	—	—	5,817	—	—	—	5,817
Tax benefit from stock transactions	—	—	(3,099)	—	—	—	(3,099)
Shares issued under employee stock plans, net	984	1	2,336	—	—	—	2,337
Issuance of prepaid stock purchase contracts	—	—	57,429	—	—	—	57,429
Common stock issued	34,925	35	166,683	—	—	—	166,718
Common stock redeemed	(33)	—	(25)	—	27	(134)	(159)
Treasury stock utilized	—	(3)	(184,100)	—	(3,384)	184,103	—

Balance, September 30, 2010	75,669	76	618,612	(221,587)	—	—	397,101
Net loss and comprehensive loss	—	—	—	(204,859)	—	—	(204,859)
Amortization of nonvested stock awards	—	—	3,813	—	—	—	3,813
Amortization of stock option awards	—	—	3,357	—	—	—	3,357
Tax benefit from stock transactions	—	—	(523)	—	—	—	(523)
Shares issued under employee stock plans, net	82	—	101	—	—	—	101
Return and retirement of unvested & vested restricted stock	(111)	—	(440)	—	—	—	(440)
Common stock redeemed	(52)	—	(170)	—	—	—	(170)

Balance, September 30, 2011	75,588	$76	$624,750	$(426,446)	—	$—	$198,380

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.

Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,
	2011	2010	2009
	(In thousands)

Cash flows from operating activities:
Net loss	$(204,859)	$(34,049)	$(189,383)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,708	13,405	18,884
Stock-based compensation expense	7,170	11,369	11,839
Inventory impairments and option contract abandonments	35,365	51,839	107,127
Impairment of future land purchase rights	5,569	—	—
Goodwill impairment	—	—	16,143
Deferred income tax provision (benefit)	5,019	(259)	12,696
Provision for doubtful accounts	305	(3,978)	(1,370)
Excess tax benefit from equity-based compensation	523	3,099	2,273
Equity in (income) loss of unconsolidated joint ventures	(42)	24,350	14,275
Cash distributions of income from unconsolidated joint ventures	450	208	2,991
Loss (gain) on extinguishment of debt	2,343	(44,602)	(148,077)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,039	(264)	19,520
Decrease in income tax receivable	2,861	2,238	163,578
(Increase) decrease in inventory	(54,395)	82,504	208,371
Decrease in other assets	5,291	3,835	25,072
Increase (decrease) in trade accounts payable	19,277	(16,867)	(20,086)
Decrease in other liabilities	(17,961)	(22,530)	(150,260)
Other changes	(599)	(613)	232

Net cash (used in) provided by operating activities	(178,936)	69,685	93,825

Cash flows from investing activities:
Capital expenditures	(20,514)	(10,849)	(7,034)
Investments in unconsolidated joint ventures	(1,924)	(5,602)	(25,537)
Increases in restricted cash	(250,839)	(37,439)	(72,168)
Decreases in restricted cash	12,981	47,700	23,004
Distributions from unconsolidated joint ventures	—	—	2,054

Net cash used in investing activities	(260,296)	(6,190)	(79,681)

Cash flows from financing activities:
Repayment of debt	(215,376)	(619,806)	(305,399)
Proceeds from issuance of new debt	246,387	374,438	223,750
Proceeds from issuance of cash secured loan	247,368	—	—
Debt issuance costs	(5,172)	(9,234)	(7,195)
Common stock issued	—	166,718	—
Proceeds from issuance of TEU prepaid stock purchase contracts	—	57,429	—
Common stock redeemed	(170)	(159)	(22)
Excess tax benefit from equity-based compensation	(523)	(3,099)	(2,273)

Net cash provided by (used in) financing activities	272,514	(33,713)	(91,139)

(Decrease) increase in cash and cash equivalents	(166,718)	29,782	(76,995)
Cash and cash equivalents at beginning of period	537,121	507,339	584,334

Cash and cash equivalents at end of period	$370,403	$537,121	$507,339

See Notes to Consolidated Financial Statements.

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Organization.  Beazer Homes USA, Inc. is one of the ten largest homebuilders in the United States, based on number of homes closed. We are a geographically diversified homebuilder with active operations in 16 states: Arizona, California, Delaware, Florida, Georgia, Indiana, Maryland, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia. Through September 30, 2010, we offered title insurance services to our homebuyers in many of our markets. Effective September 30, 2010 we exited the title services business. Over the past few years, we have discontinued homebuilding operations in certain of our markets. Results from our title services business and exit markets are reported as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented (see Note 15 for further discussion of our Discontinued Operations). We evaluated events that occurred after the balance sheet date but before the financial statements were issued or are available to be issued for accounting treatment and disclosure.

Presentation.  The accompanying consolidated financial statements include the accounts of Beazer Homes USA, Inc. and our subsidiaries. Intercompany balances have been eliminated in consolidation. Certain items in prior period financial statements have been reclassified to conform to the current presentation.

Cash and Cash Equivalents and Restricted Cash.  We consider investments with maturities of three months or less when purchased to be cash equivalents. At September 30, 2011, the majority of our cash and cash equivalents were invested in high-quality money market mutual funds, highly marketable securities, or on deposit with major banks, which were valued at par with no withdrawal restrictions. The underlying investments of these funds were predominately U.S. Government and U.S. Government Agency obligations. Restricted cash includes cash restricted by state law or a contractual requirement and, as of September 30, 2011 relates primarily to cash collateral for our cash secured term loan and outstanding letters of credit.

Accounts Receivable.  Accounts receivable primarily consist of escrow deposits to be received from title companies associated with closed homes. Generally, we receive cash from title companies within a few days of the home being closed.

Inventory.  Owned inventory consists solely of residential real estate developments. Interest, real estate taxes and development costs are capitalized in inventory during the development and construction period. Construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home construction begins. Consolidated inventory not owned represents the fair value of land under option agreements of a variable interest entity (VIE) where the Company is deemed to be the primary beneficiary of the VIE. VIEs are entities in which 1) equity investors do not have a controlling financial interest and/or 2) the entity is unable to finance its activities without additional subordinated financial support from other parties. In addition, when our deposits and pre-acquisition development costs exceed certain thresholds, we record the remaining purchase price of the lots as consolidated inventory not owned and obligations related to consolidated inventory not owned in the Consolidated Balance Sheets.

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

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The quantitative analysis compares the projected future undiscounted cash flows for each such community with its current carrying value. This undiscounted cash flow analysis requires important assumptions regarding the location and mix of house plans to be sold, current and future home sale prices and incentives for each plan, current and future construction costs for each plan, and the pace of monthly sales to occur today and into the future.

There is uncertainty associated with preparing the undiscounted cash flow analysis because future market conditions will almost certainly be different, either better or worse, than current conditions. The single most important “input” to the cash flow analysis is current and future home sales prices for a specific community. The risk of over or under-stating any of the important cash flow variables, including home prices, is greater with longer-lived communities and within markets that have historically experienced greater home price volatility. In an effort to address these risks, we consider some home price and construction cost appreciation in future years for certain communities that are expected to be selling for more than three years and/or if the market has typically exhibited high levels of price volatility. Absent these assumptions on cost and sales price appreciation, we believe the long-term cash flow analysis would be unrealistic and would serve to artificially improve future profitability. Finally, we also ensure that the monthly sales absorptions, including historical seasonal differences of our communities and those of our competitors, used in our undiscounted cash flow analyses are realistic, consider our development schedules and relate to those achieved by our competitors for the specific communities.

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

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers, and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from the estimates used in our historical analyses.

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

In accordance with generally accepted accounting principles in the United States of America (GAAP), if the entity holding the land under option is a VIE, the Company’s deposit represents a variable interest in that entity. To determine whether we are the primary beneficiary of the VIE, we are first required to evaluate whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with Beazer; and the ability to change or amend the existing option contract with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE and thus do not consolidate the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are expected to absorb a potentially significant amount of the VIE’s losses or, if no party absorbs the majority of such losses, if we will benefit from potentially a significant amount of the VIE’s expected gains.

If we are the primary beneficiary of the VIE, we will consolidate the VIE and reflect such assets and liabilities as land not owned under option agreements in our balance sheets, though creditors of the VIE have no recourse against the Company. For VIEs we are required to consolidate, we record the remaining contractual purchase price under the applicable lot option agreement to land not owned under option agreements with an offsetting increase to obligations related to land not owned under option agreements. In recent years, the Company has canceled a significant number of lot option agreements, which has resulted in significant write-offs of the related deposits and pre-acquisition costs but has not exposed the Company to the overall risks or losses of the applicable VIEs.

Investments in Unconsolidated Joint Ventures.  We participate in a number of land development joint ventures in which we have less than a controlling interest. Our joint ventures are typically entered into with unrelated developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We have determined that our interest in these joint ventures should be accounted for under the equity method. We recognize our share of profits from the sale of lots to other buyers. Our share of profits from lots we purchase from the joint ventures is deferred and treated as a reduction of the cost of the land purchased from the joint venture. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer. We evaluate our investments in unconsolidated entities for impairment during each reporting period in accordance with ASC 323, Investments — Equity Method and Joint Ventures. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. Our joint ventures typically obtain secured acquisition and development financing. See Note 3, Investments in Unconsolidated Joint Ventures.

Property, Plant and Equipment.  Property, plant and equipment is recorded at cost. Depreciation is computed on a straight-line basis at rates based on estimated useful lives as follows:

Buildings	15 — 30 years
Building improvements	Lesser of estimated useful life of the assets
Computer and office equipment	3 — 10 years
Information systems	Lesser of estimated useful life of the asset or 5 years
Furniture and fixtures	3 — 8 years
Model and sales office improvements	Lesser of estimated useful life of the asset or estimated useful life of the community
Leasehold improvements	Lesser of the lease term or the estimated useful life of the asset

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of assets acquired. From late fiscal 2006 through the first half of fiscal 2009, the deterioration of the housing industry resulted in an oversupply of inventory, reduced levels of demand, increased cancellation rates, aggressive price competition and increased incentives for homes sales. Based on our impairment tests and consideration of the current and expected future market conditions, over this time we determined that all of our goodwill was impaired. We recorded a non-cash, pre-tax goodwill impairment of $16.1 million in fiscal 2009. The Company has no goodwill remaining as of September 30, 2011.

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Other Liabilities.  Other liabilities include the following:

	September 30,	September 30,
	2011	2010
	(In thousands)

Income tax liabilities	$55,093	$53,508
Accrued warranty expenses	17,916	25,821
Accrued interest	39,478	35,477
Accrued and deferred compensation	27,427	31,474
Customer deposits	5,868	3,678
Other	66,405	60,212

Total	$212,187	$210,170

Income Recognition and Classification of Costs.  Revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. As appropriate, revenue for condominiums under construction is recognized based on the percentage-of-completion method, when certain criteria are met.

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

Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.5% to 2.0% of total revenue. Additional warranty costs are charged to cost of sales as necessary based on management’s estimate of the costs to remediate existing claims. See Note 13 for a more detailed discussion of warranty costs and related reserves.

Advertising costs related to our continuing operations of $11.4 million, $11.2 million and $11.7 million for fiscal years 2011, 2010, and 2009, respectively, were expensed as incurred and are included in general and administrative expenses.

Earnings Per Share (EPS).  The computation of basic earnings per common share is determined by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS additionally gives effect (when dilutive) to stock options, other stock based awards and other potentially dilutive securities including the common shares issuable upon conversion of our Mandatory

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

Convertible Subordinated Notes and Tangible Equity Unit prepaid stock purchase contracts. In computing diluted loss per share for the fiscal years ended September 30, 2011, 2010, and 2009, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect, including options/SSARs to purchase 1.9 million shares of common stock and 12.5 million and 12.9 million shares issuable upon the conversion of our Mandatory Convertible Notes and our TEU prepaid stock purchase contracts (based on the maximum potential shares upon conversion), respectively. See notes 7, 11 and 12 for further discussion of these common stock equivalents.

Fair Value Measurements.  Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We review our long-lived assets, including inventory for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair value of certain of our financial instruments approximate their carrying amounts due to the short maturity of these assets and liabilities or the variable interest rates on such obligations. The fair value of our publicly held debt is generally estimated based on quoted bid prices for these instruments. Certain of our other financial instruments are estimated by discounting scheduled cash flows through maturity or using market rates currently being offered on loans with similar terms and credit quality. See Notes 4 and 8 for additional discussion of our fair value measurements.

Stock-Based Compensation.  We use the Black-Scholes model to value stock-settled appreciation rights (SSARs) and stock option grants. We estimate forfeitures in calculating the expense related to stock-based compensation. In addition, we reflect the benefits of tax deductions in excess of recognized compensation cost as a financing cash inflow and an operating cash outflow. Nonvested stock granted to employees is valued based on the market price of the common stock on the date of the grant. Performance based, nonvested stock granted to employees is valued using the Monte Carlo valuation method. Cash-settled, stock-based awards if, and when, granted to employees are initially valued based on the market price of the underlying common stock on the date of the grant and are adjusted to fair value until vested. Stock options issued to non-employees are valued using the Black-Scholes option pricing model. Nonvested stock granted to non-employees is initially valued based on the market price of the common stock on the date of the grant and is adjusted to fair value until vested. Compensation cost arising from nonvested stock granted to employees, from cash-settled, stock-based employee awards and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period. Although the Company may, from time to time grant cash-settled awards to employees, for the fiscal years ended and as of September 30, 2011, 2010 and 2009, there were no such awards either granted or outstanding.

Unearned compensation is included in paid in capital. As of September 30, 2011 and 2010, there was $4.0 million and $10.0 million, respectively, of total unrecognized compensation cost related to nonvested stock. The cost remaining at September 30, 2011 is expected to be recognized over a weighted average period of 1.8 years.

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

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

FSP APB 14-1 (ASC 470) did not have a material impact on our consolidated financial condition and results of operations.

In June 2009, the FASB revised its guidance regarding the determination of a primary beneficiary of a VIE. We adopted the revised provisions of ASC 810 on October 1, 2010. The amendments to ASC 810 replace the prior quantitative computations for determining which entity, if any, is the primary beneficiary of the VIE. The revision also increased the disclosures required about a reporting entity’s involvement with VIEs. Under these revised provisions, we determined that, for certain VIEs, we do not control the activities of the VIE that most significantly impact its economic performance and, therefore, we are not the primary beneficiary of the VIE. In addition, we reviewed our non-VIE lot option agreements pursuant to ASC 470-40, Product Financing Arrangements. As a result, as of October 1, 2010, we deconsolidated land under four lot option agreements which reduced Land Not Owned Under Option Agreements and Obligations Related to Land Not Owned Under Options Agreements by $12.9 million.

Recent Accounting Pronouncements Not Yet Adopted.  In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position.

(2)	Supplemental Cash Flow Information

We had the following cash and non-cash activity (in thousands):

	2011	2010	2009

Supplemental disclosure of non-cash activity:
Decrease (increase) in obligations related to consolidated inventory not owned	$(25,277)	$4,310	$(44,252)
Increase in repayment guarantee obligation	15,670	$—	$—
Non-cash land acquisitions	770	515	16,860
Issuance of stock under deferred bonus stock plans	101	2,337	1,543
Supplemental disclosure of cash activity:
Interest payments	116,049	113,885	129,724
Income tax payments	405	655	9,692
Tax refunds received	5,823	135,803	172,465

(3)	Investments in Unconsolidated Joint Ventures

As of September 30, 2011, we participated in certain land development joint ventures in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated joint

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

ventures, the total equity and outstanding borrowings of these joint ventures and our guarantees of these borrowings as of September 30, 2011 and September 30, 2010 (in thousands):

	2011	2010

Beazer’s investment in joint ventures	$9,467	$8,721
Total equity of joint ventures	96,966	94,392
Total outstanding borrowings of joint ventures	394,414	394,301
Beazer’s estimate of its maximum exposure to our repayment guarantees	17,916	15,789

The increase in our investment in unconsolidated joint ventures from September 30, 2010 to September 30, 2011 relates primarily to additional investments of $1.9 million offset by distributions of earnings in cash and lots totaling $1.2 million. For the fiscal years ended September 30, 2011, 2010 and 2009, our loss from joint venture activities, the impairments of our investments in certain of our unconsolidated joint ventures, and the overall equity in loss of unconsolidated joint ventures is as follows:

	2011	2010	2009
	(In thousands)

Continuing operations:
Income from joint venture activity	$652	$10	$518
Impairment of joint venture investment	(92)	(8,817)	(12,630)

Equity in income (loss) of unconsolidated joint ventures	$560	$(8,807)	$(12,112)

Reported in loss from discontinued operations, net of tax
Loss from joint venture activity	$(16)	$(32)	$—
Impairment of joint venture investment	(502)	(15,511)	(2,163)

Equity in loss of unconsolidated joint ventures — discontinued operations	$(518)	$(15,543)	$(2,163)

The aggregate debt of the unconsolidated joint ventures was $394.4 million and $394.3 million at September 30, 2011 and 2010, respectively. At September 30, 2011, total borrowings outstanding include $327.9 million related to our interest in South Edge.

South Edge

During fiscal 2008, the administrative agent for the lenders to our South Edge joint venture notified the joint venture members that it believed the joint venture was in default of certain joint venture loan agreements, in particular, the failure of the joint venture members to acquire and pay for specified parcels of land, resulting in a payment default. In December 2008, the lenders filed lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. Based on the Company’s revised estimates regarding the value of our investment, the Company impaired its equity interest of $8.8 million in this joint venture during the second quarter of fiscal 2010. In addition, one member of the joint venture filed an arbitration proceeding against the remaining members related to the plaintiff-member’s allegations that the other members failed to perform under the applicable joint venture agreements. The arbitration panel issued its decision on July 6, 2010 and awarded the plaintiff-member a monetary award against the remaining members. At that time, the Company recorded an accrual for such matter.

On December 9, 2010, three lenders filed an involuntary bankruptcy petition against the South Edge joint venture. On February 3, 2011, the bankruptcy court granted this petition and the motion for appointment of a Chapter 11 trustee. Effective June 10, 2011, the Company and certain other joint venture members (the Participating Members) entered into a settlement agreement with the administrative agent and the three lenders. Under this agreement, the parties agreed to develop a plan of reorganization for the joint venture. At the same time, the

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

members, the administrative agent and the three lenders entered into an agreement with the Chapter 11 Trustee, under which the Trustee agreed to support the plan of reorganization. Based on the terms of the agreement, the Company will pay the lenders an amount between approximately $15.7 million and $17.2 million in relation to the repayment guarantees. Payments pursuant to the plan of reorganization would give each payor lien rights to its share of the property currently owned by the joint venture. The Company also agreed to make other payments in connection with the bankruptcy proceeding. In addition, the Company and the other Participating Members reached a settlement, with the plaintiff- member, of the arbitration claims and other claims relating to the joint venture.

On October 26, 2011, the bankruptcy court approved a plan of reorganization for South Edge that included approval of the settlement agreement with the lenders and the settlement of the arbitration award referred to above. The plan of reorganization calls for the formation of a new joint venture called Inspirada, LLC (Inspirada), with the Participating Members constituting the members of the new venture. Inspirada will take title to the South Edge assets including its real property and lien rights, and the debt to the lenders will be extinguished upon payment by the Inspirada members of their obligations under the plan of reorganization. All pending litigation claims by the lenders and the plaintiff-member against the Participating Members will be dismissed as well. The Participating Members also acquired all claims of the lender and South Edge against the non-Participating Members. In addition to the payments to the lenders, we, as a member of the Inspirada joint venture, will have obligations for future infrastructure and other development costs. At this time, these costs cannot be quantified due to, among other things, uncertainty over the future development configuration of the project and the related costs, market conditions, uncertainty over the remaining infrastructure deposits and previously filed bankruptcies of other joint venture members.

As a result of these occurrences, during the fiscal 2011, we accrued $17.2 million related to our estimated obligation under the settlement agreement. In accordance with the final agreement, we paid $1.5 million into an escrow fund in June 2011, reducing our outstanding liability at September 30, 2011 to approximately $15.7 million. As previously discussed, the Company will ultimately obtain land in exchange for satisfaction of our obligations under the plan of reorganization. At the current time, there are uncertainties with respect to the location and density of the land we would receive, the products we would build on such land and the estimated selling prices of such homes. Considering the various potential scenarios and the current and expected market conditions in the Las Vegas area, we determined that the value of our future land purchase rights was approximately $11.7 million as of September 30, 2011 and recognized non-cash pre-tax impairments totaling $5.6 million on such future land purchase rights during the fiscal 2011. We have recorded $11.7 million to Other Assets as of September 30, 2011 representing our future land purchase rights from the ultimate payment of this repayment guarantee. Because there are uncertainties with respect to the value of the lien rights or title to our share of the underlying property, we may be required to record adjustments to the carrying value of these recognized Other Assets in future periods as better information becomes available.

Guarantees

Our joint ventures typically obtain secured acquisition, development and construction financing. Generally Beazer and our joint venture partners provide varying levels of guarantees of debt and other obligations for our unconsolidated joint ventures. At September 30, 2011, these guarantees included, for certain joint ventures, construction completion guarantees, repayment guarantees and environmental indemnities.

As of September 30, 2011, we have a completion guarantee related to one joint venture loan which also has a repayment guarantee associated with it. With respect to this guaranty, we and our joint venture partners may be obligated to the project lenders to complete land development improvements and the construction of planned homes if the joint venture does not perform the required development. In addition, we and our joint venture partners have repayment guarantees related to certain joint ventures’ borrowings. These repayment guarantees require the repayment of all or a portion of the debt of the unconsolidated joint venture only in the event the joint venture defaults on its obligations under the borrowing or in some cases only in the event the joint venture files for bankruptcy. Our estimate of Beazer’s maximum exposure to our repayment guarantees related to the outstanding

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

debt of its unconsolidated joint ventures was $17.9 million and $15.8 million at September 30, 2011 and 2010, respectively. As of September 30, 2011, $16.4 million has been recorded in Other Liabilities related to our repayment guarantees, which is net of the $1.5 million we paid in fiscal 2011 related to our South Edge joint venture. We and our joint venture partners also generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the fiscal years ended September 30, 2011 and 2010, we were not required to make any payments related to environmental indemnities.

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

(4)	Inventory

	September 30,	September 30,
	2011	2010
	(In thousands)

Homes under construction	$277,331	$210,104
Development projects in progress	424,055	444,062
Land held for future development	384,761	382,889
Land held for sale	12,837	36,259
Capitalized interest	45,973	36,884
Model homes	47,423	43,505

Total owned inventory	$1,192,380	$1,153,703

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 334 ($59.3 million) and 423 ($71.5 million) substantially completed homes that were not subject to a sales contract (spec homes) at September 30, 2011 and 2010, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale as of September 30, 2011 principally included land held for sale in the markets we have decided to exit including Denver, Colorado, Charlotte, North Carolina, and Jacksonville, Florida.

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

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	Projects in	Held for Future	Land Held	Total Owned
	Progress	Development	for Sale	Inventory

September 30, 2011
West Segment	$294,208	$318,732	$2,681	$615,621
East Segment	304,648	41,993	5,056	351,697
Southeast Segment	122,126	24,036	75	146,237
Unallocated	65,474	—	—	65,474
Discontinued Operations	8,326	—	5,025	13,351

Total	$794,782	$384,761	$12,837	$1,192,380

September 30, 2010
West Segment	$281,912	$311,472	$5,273	$598,657
East Segment	269,210	47,381	1,376	317,967
Southeast Segment	115,716	24,036	—	139,752
Unallocated	53,157	—	—	53,157
Discontinued Operations	14,560	—	29,610	44,170

Total	$734,555	$382,889	$36,259	$1,153,703

Inventory located in California, the state with our largest concentration of inventory, was $367.8 million and $345.7 million at September 30, 2011 and 2010, respectively.

Inventory Impairments.  In our fiscal 2011 analyses, we have assumed limited market improvements in some communities beginning in fiscal 2013 and continuing improvement in these communities in subsequent years. For any communities scheduled to close out in fiscal 2012, we did not assume any market improvements. The discount rate used may be different for each community and ranged from 12.6% to 18.2% for the communities analyzed in the fiscal year ended September 30, 2011 from 13.7% to 19.8% for the fiscal year ended September 30, 2010 and 17.0% to 22.4% for the fiscal year ended September 30, 2009. The following tables represent the results, by reportable segment of our community level review of the recoverability of our inventory assets held for development as of September 30, 2011 and 2010 ($ in thousands). We have elected to aggregate our disclosure at the reportable segment level because we believe this level of disclosure is most meaningful to the readers of our financial statements. As previously discussed, communities included on our “watch list” typically carry profit margins in backlog and in our forecast that are below a minimum threshold of profitability. The aggregate

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

undiscounted cash flow fair value as a percentage of book value for the communities represented below is consistent with our expectations given our “watch list” methodology.

		Undiscounted Cash Flow Analyses Prepared
				Aggregate
	# of			Undiscounted
	Communities	# of	Book Value	Cash Flow as a
Segment	on Watch List	Communities	(BV)	% of BV

Year Ended September 30, 2011
West	18	15	$58,848	88.4%
East	7	5	16,436	94.6%
Southeast	4	3	11,017	60.3%
Other	1	—	—	n/a
Unallocated	—	—	9,707	100.0%

Total	30	23	$96,008	87.4%

Year Ended September 30, 2010
West	20	20	$80,270	90.8%
East	12	10	43,655	79.7%
Southeast	6	5	16,394	80.8%
Discontinued Operations	5	5	7,882	93.8%
Unallocated	—	—	13,728	100.0%

Total	43	40	$161,929	87.7%

The table below summarizes the results of our discounted cash flow analysis for the years ended September 30, 2011, 2010 and 2009. The impairment charges below include impairments taken as a result of these discounted cash flow analyses and also impairment charges recorded for individual homes sold and in backlog with net contribution margins below a minimum threshold of profitability in communities that were otherwise impaired through our discounted cash flow analyses. The estimated fair value of the impaired inventory is determined immediately after a community’s impairment. If a community was impaired in more than one quarter in the same fiscal year, it is only counted once in the number of communities impaired. In addition, the information below only includes the last

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

fiscal impairment information with respect to the number of lots impaired and the estimated fair value at period end for those communities impaired multiple times in the same fiscal year.

	Results of Discounted Cash Flow Analyses Prepared
				Estimated Fair
				Value of
	# of			Impaired
	Communities	# of Lots	Impairment	Inventory at
Segment	Impaired	Impaired	Charge	Period End
	($ in thousands)

Year Ended September 30, 2011
West	12	859	$20,150	$33,066
East	4	86	1,611	10,671
Southeast	3	278	5,182	6,022
Unallocated	—	—	2,362	—

Continuing Operations	19	1,223	29,305	49,759
Discontinued Operations	—	—	276	—

Total	19	1,223	$29,581	$49,759

Year Ended September 30, 2010
West	14	618	$18,056	$38,830
East	6	847	18,703	17,020
Southeast	5	362	7,510	10,984
Unallocated	—	—	3,404	—

Continuing Operations	25	1,827	47,673	66,834
Discontinued Operations	4	68	1,244	5,972

Total	29	1,895	$48,917	$72,806

Year Ended September 30, 2009
West	15	1,703	$42,704	$49,801
East	5	131	6,383	15,709
Southeast	12	1,444	22,925	32,479
Unallocated	—	—	5,116	—

Continuing Operations	32	3,278	77,128	97,989
Discontinued Operations	3	204	3,088	8,100

Total	35	3,482	$80,216	$106,089

Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. During these periods, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions in those specific submarkets for the product and locations of these communities. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates based on current market conditions and management’s assumptions relative to future results led to additional impairments in certain communities during the years ended September 30, 2011, 2010 and 2009. Market deterioration that exceeds our estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if the market continues to deteriorate.

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

The impairments on land held for sale below represent further write downs of these properties to net realizable value, less estimated costs to sell and are as a result of challenging market conditions and our review of recent comparable transactions. The negative impairments for the fiscal year ended September 30, 2011 are due to adjustments to accruals for estimated selling costs related to either our strategic decision to develop a previously held-for-sale land position or revised estimates based on pending sales transactions.

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

Also, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as pre-acquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded lot option abandonment charges during the year ended September 30, 2011, 2010 and 2009 as indicated in the table below. The abandonment charges relate to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan.

The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the fiscal 2011, 2010 and 2009 (in thousands) :

	Fiscal Year Ended September 30,
	2011	2010	2009

Development projects and homes in process (Held for Development)
West	$20,150	$18,056	$42,704
East	1,611	18,703	6,383
Southeast	5,182	7,510	22,925
Unallocated	2,362	3,404	5,116

Subtotal	$29,305	$47,673	$77,128

Land Held for Sale
West	$(51)	$1,061	$9,357
East	193	—	1,071
Southeast	169	—	2,094

Subtotal	$311	$1,061	$12,522

Lot Option Abandonments
West	$405	$783	$99
East	2,048	35	2,884
Southeast	390	14	972

Subtotal	$2,843	$832	$3,955

Continuing Operations	$32,459	$49,566	$93,605

Discontinued Operations
Held for Development	$276	$1,244	$3,088
Land Held for Sale	78	1,003	9,370
Lot Option Abandonments	2,552	26	1,064

Subtotal	$2,906	$2,273	$13,522

Total Company	$35,365	$51,839	$107,127

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

Lot Option Agreements and Variable Interest Entities.  As previously discussed, we also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $25.9 million at September 30, 2011. This amount includes non-refundable letters of credit of approximately $1.0 million. The total remaining purchase price, net of cash deposits, committed under all options was $225.2 million as of September 30, 2011. We expect to exercise, subject to market conditions, most of our remaining option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised.

For the VIEs in which we are the primary beneficiary of the VIE, we have consolidated the VIE and reflected such assets and liabilities as land not owned under option agreements in our balance sheets. For VIEs we were required to consolidate, we recorded the remaining contractual purchase price under the applicable lot option agreement to land not owned under option agreements with an offsetting increase to obligations related to land not owned under option agreements. Also, to reflect the purchase price of this inventory consolidated, we reclassified the related option deposits from land under development to land not owned under option agreement in the accompanying Consolidated Balance Sheets. Consolidation of these VIEs has no impact on the Company’s results of operations or cash flows. The following provides a summary of our interests in lot option agreements as of September 30, 2011 (in thousands):

	Deposits & Non-
	refundable		Land Not Owned —
	Preacquisition	Remaining	Under Option
	Costs Incurred	Obligation	Agreements

Consolidated VIEs	$6,201	$1,214	$7,415
Other consolidated lot option agreements(a)	164	4,175	4,338
Unconsolidated lot option agreements	13,732	219,841	—

Total lot option agreements	$20,097	$225,230	$11,753

(a)	Represents lot option agreements with non-VIE entities that we have deemed to be “financing arrangements” pursuant to ASC 470-40, Product Financing Arrangements.

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

5)	Interest

Our ability to capitalize all interest incurred during fiscal 2011, 2010 and 2009 has been limited by our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Fiscal Year Ended September 30,
	2011	2010	2009

Capitalized interest in inventory, beginning of year	$36,884	$38,338	$45,977
Interest incurred	130,818	127,316	133,481
Capitalized interest impaired	(1,907)	(2,313)	(3,376)
Interest expense not qualified for capitalization and included as other expense	(73,440)	(74,214)	(83,030)
Capitalized interest amortized to house construction and land sales expenses	(46,382)	(52,243)	(54,714)

Capitalized interest in inventory, end of year	$45,973	$36,884	$38,338

(6)	Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	September 30,
	2011	2010

Building and improvments	$13,744	$2,378
Model and sales office improvements	36,364	43,147
Leasehold improvements	4,609	6,875
Computer and office equipment	9,928	13,306
Information systems	19,970	20,078
Furniture and fixtures	5,477	7,069

	90,092	92,853
Less: Accumulated depreciation	(56,132)	(68,858)

	$33,960	$23,995

Buildings and improvements as of September 30, 2011 above includes $11.4 million related to previously owned homes purchased by the Company for our pre-owned rental homes business (see Note 11).

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

(7)	Borrowings

At September 30, 2011 and 2010, we had the following long-term debt (in thousands):

	Maturity Date	2011	2010

6 1/2% Senior Notes	November 2013	—	164,473
6 7/8% Senior Notes	July 2015	172,454	209,454
8 1/8% Senior Notes	June 2016	172,879	180,879
12% Senior Secured Notes	October 2017	250,000	250,000
9 1/8% Senior Notes	June 2018	300,000	300,000
9 1/8% Senior Notes	May 2019	250,000	—
TEU Senior Amortizing Notes	August 2013	10,062	14,594
Unamortized debt discounts		(23,243)	(23,617)

Total Senior Notes, net		1,132,152	1,095,783

Mandatory Convertible Subordinated Notes	January 2013	57,500	57,500
Junior subordinated notes	July 2036	49,537	47,470
Cash Secured Loan	November 2017	247,368	—
Other secured notes payable	Various Dates	2,269	10,794

Total debt, net		$1,488,826	$1,211,547

As of September 30, 2011, future maturities of our borrowings, excluding our Mandatory Convertible Subordinated Notes which are convertible to common stock upon maturity, are as follows (in thousands):

Year Ending September 30,

2012	$5,922
2013	5,532
2014	324
2015	172,778
2016	173,109
Thereafter	1,148,141

Total	$1,505,806

Secured Revolving Credit Facility.  On August 5, 2009, we entered into an amendment to our Secured Revolving Credit Facility that reduced the size of the facility to $22 million. The Secured Revolving Credit Facility is provided by one lender. The Secured Revolving Credit Facility provides for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of September 30, 2011, we have elected to cash collateralize all letters of credit; however, we have pledged approximately $1.0 billion of inventory assets to our Senior Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of September 30, 2011. In July 2011, we further amended our Secured Revolving Credit Facility to extend its maturity to August 2012.

We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

combined with our Senior Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $92.1 million. As of September 30, 2011 and 2010, we have secured letters of credit using cash collateral in restricted accounts totaling $28.9 million and $38.8 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.

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

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2011, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, certain indentures require us to offer to purchase 10% of the original amount of the Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $62.5 million of notes, based on the original amounts of the applicable notes; however, this amount may be reduced by certain Senior Note repurchases (potentially at less than par) made after the triggering date. As of September 30, 2011, our consolidated tangible net worth was $153.1 million.

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

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

in whole or in part at any time at specified redemption prices which include a “make whole” provision through June 15, 2014.

Also in May 2010, we issued 3 million, publicly traded, 7.25% tangible equity units (TEUs) which were comprised of prepaid stock purchase contracts and senior amortizing notes. The two components of the TEUs are legally separate and detachable, there are no beneficial conversion features associated with these instruments, and we have accounted for the two components as separate items for financial reporting purposes and valued them based on their relative fair value at the date of issuance. The amortizing notes are unsecured senior obligations and rank equally with all of our other unsecured indebtedness and had an aggregate initial principal amount of $15.7 million as determined under the relative fair value method. The prepaid stock purchase contracts will convert to Beazer Homes stock on August 15, 2013 based on the applicable settlement factor, as defined in the offering agreement, which will be between 3.5126 share per unit and 4.3029 shares per unit, and were recorded as additional paid-in-capital at their relative fair value at the date of issuance ($57.4 million). The TEU notes pay quarterly installments of principal and interest aggregating approximately $1.4 million per quarter through August 15, 2013, and in the aggregate, these installments will be equivalent to a 7.25% cash payment per year with respect to each $25 stated amount of the TEUs. If we elect to settle the prepaid stock purchase contracts early, we may be required to repurchase certain amortizing notes, plus accrued and unpaid interest as provided for in the TEU agreement. The related prepaid stock purchase contracts will be settled in Beazer Homes’ common stock on August 15, 2013 and have been accounted for as equity in the accompanying Consolidated Balance Sheets.

In November 2010, we issued $250 million aggregate principal amount of 9 1/8% Senior Notes due May 15, 2019 in a private placement. Interest on these notes is payable semi-annually in cash in arrears, commencing on May 15, 2011. These notes are unsecured and rank equally with our unsecured indebtedness. We may, at our option, redeem the 9 1/8% Senior Notes in whole or in part at any time at specified redemption prices which include a “make whole” provision through May 15, 2014. During fiscal year 2011, we offered to exchange substantially all of the $250 million 9 1/8% Senior Notes due 2019 for notes that were publically traded and registered under the Securities Act of 1933. Approximately $250 million of the 9 1/8% Senior Notes were exchanged for the publically traded and registered 9 1/8% Senior Notes during the fourth quarter of fiscal 2011.

During fiscal 2011, we redeemed or repurchased in open market transactions $209.5 million principal amount of our Senior Notes ($164.5 million of 6 1/2% Senior Notes due 2013, $37.0 million of 6 7/8% Senior Notes due 2015 and $8.0 million of 8 1/8% Senior Notes due 2016). The aggregate purchase price was $210.0 million, plus accrued and unpaid interest as of the purchase date. The redemption/repurchase of the notes resulted in a $2.9 million pre-tax loss on extinguishment of debt, net of unamortized discounts and debt issuance costs related to these notes. All Senior Notes redeemed/repurchased by the Company were cancelled.

As of September 30, 2011, we were in compliance with all covenants under our Senior Notes.

Mandatory Convertible Subordinated Notes.  On January 12, 2010, we issued $57.5 million aggregate principal amount of 7 1/2% Mandatory Convertible Subordinated Notes due 2013 (the Mandatory Convertible Subordinated Notes). Interest on the Mandatory Convertible Subordinated Notes is payable quarterly in cash in arrears. Holders of the Mandatory Convertible Subordinated Notes have the right to convert their notes, in whole or in part, at any time prior to maturity, into shares of our common stock at a fixed conversion rate of 5.4348 shares per $25 principal amount of notes. At maturity, the remaining notes will automatically convert into the Company’s common stock at a defined conversion rate which will range from 4.4547 to 5.4348 (the initial conversion rate) shares per $25 principal amount of notes based on the then current price of the common stock. The securities are subordinated to nonconvertible debt, the conversion feature is non-detachable and there are no beneficial conversion features associated with this debt. If our consolidated tangible net worth is less than $85 million as of the last day of a fiscal quarter, the Company has the right to require holders to convert all of the notes then outstanding for shares of our common stock at the maximum conversion rate plus a conversion premium as described in the agreement.

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

Junior Subordinated Notes.  On June 15, 2006, we completed a private placement of $103.1 million of unsecured junior subordinated notes which mature on July 30, 2036 and are redeemable at par on or after July 30, 2011 and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly. These notes were issued to Beazer Capital Trust I, which simultaneously issued, in a private transaction, trust preferred securities and common securities with an aggregate value of $103.1 million to fund its purchase of these notes. The transaction is treated as debt in accordance with GAAP. The obligations relating to these notes and the related securities are subordinated to the Secured Revolving Credit Facility and the Senior Notes.

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

The aforementioned exchange has been accounted for as an extinguishment of debt as there has been a significant modification of cash flows and, as such, the New Junior Notes were recorded at their estimated fair value at the exchange date. Over the remaining life of the New Junior Notes, we will increase their carrying value until this carrying value equals the face value of the notes. During fiscal 2010, we recorded a pre-tax gain on extinguishment of $53.6 million in connection with this exchange. As of September 30, 2011, the unamortized accretion was $51.2 million and will be amortized over the remaining life of the notes.

As of September 30, 2011, we were in compliance with all covenants under our Junior Notes.

Cash Secured Loans.  In November 2010, we entered into two separate loan facilities for a combined total of $275 million. Borrowing under the cash secured loan facilities will replenish cash used to repay or repurchase the Company’s debt and would be considered “refinancing indebtedness” under certain of the Company’s existing indentures and debt covenants. However, because the loans are fully collateralized by cash equal to the loan amount, the loans do not provide liquidity to the Company.

The lenders of these facilities may put the outstanding loan balances to the Company at the two or four year anniversaries of the loan. The loan matures in seven years. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our consolidated balance sheet as of September 30, 2011. We borrowed $32.6 million at inception of the loans. As previously indicated and in order to protect financing capacity available under our covenant refinancing basket related to previous or future debt repayments, we borrowed an additional $214.8 million under the cash secured loan facilities in the quarter ended June 30, 2011. The cash secured loan has an interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing.

Other Secured Notes Payable.  We periodically acquire land through the issuance of notes payable. As of September 30, 2011 and 2010, we had outstanding notes payable of $2.3 million and $10.8 million, respectively, primarily related to land acquisitions. These notes payable expire between 2012 and 2016 and have a weighted average fixed rate of 7.135% at September 30, 2011. The notes are secured by the real estate to which they relate.

The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

(8)	Fair Value Measurements

As of September 30, 2011, we had no assets or liabilities in our consolidated balance sheets that were required to be measured at fair value on a recurring basis. Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 — Quoted prices in active markets for identical assets or liabilities; Level 2 — Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 — Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.

The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the year ended September 30, 2011 and 2010 (in thousands):

	Level 1	Level 2	Level 3	Total

Year Ended September 30, 2011:
Development projects in progress	—	—	49,759	49,759
Land held for sale	—	—	157	157
Right to purchase land	—	—	11,651	11,651
Joint venture investments	—	—	—	—
Year Ended September 30, 2010:
Development projects in progress	—	—	72,806	72,806
Land held for sale	—	—	2,419	2,419
Joint venture investments	—	—	—	—

As previously disclosed, we review our long-lived assets, including inventory for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair values of our investments in unconsolidated joint ventures are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. During the year ended September 30, 2011, we recorded total impairments, including discontinued operations, of $29.6 million, $0.4 million and $0.6 million for development projects in progress, land held for sale and joint venture investments, respectively. During the year ended September 30, 2010, we recorded total impairments, including discontinued operations, of $48.9 million and $2.1 million and $24.3 million for development projects in progress, land held for sale, and joint venture investments, respectively. See Notes 1 and 3 for additional information related to the fair value accounting for the assets listed above. Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter.

The fair value of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, cash secured loan and other secured notes payable approximate their carrying amounts due to the short maturity of these assets and liabilities. Obligations related to land not owned under option agreements are

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

recorded at estimated fair value. The carrying values and estimated fair values of other financial assets and liabilities were as follows (in thousands):

	As of September 30, 2011		As of September 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Senior Notes	$1,132,152	$856,634	$1,095,783	$1,093,855
Mandatory Convertible Subordinated Notes	57,500	22,747	57,500	61,525
Junior Subordinated Notes	49,537	49,537	47,470	47,470

	$1,239,189	$928,918	$1,200,753	$1,202,850

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

(9)	Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Fiscal Year Ended September 30,
	2011	2010	2009

Current federal	$(1,963)	$(4,528)	$(12,844)
Current state	319	65	(162)
Deferred federal	3,728	(114,151)	1,459
Deferred state	1,282	259	3,197

Total	$3,366	$(118,355)	$(8,350)

The provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows (in thousands):

	Fiscal Year Ended September 30,
	2011	2010	2009

Income tax computed at statutory rate	$(68,886)	$(51,774)	$(63,623)
State income taxes, net of federal benefit	(4,613)	(5,756)	(2,936)
Penalties	—	—	5,146
Impairment of non-deductible goodwill	—	—	5,157
Valuation allowance	74,047	(65,689)	42,736
Increase in unrecognized tax benefits	1,511	3,108	12,143
Other, net	1,307	1,756	(6,973)

Total	$3,366	$(118,355)	$(8,350)

The principal difference between our effective rate and the U.S. federal statutory rate relates to our valuation allowance.

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands):

	September 30,
	2011	2010

Deferred tax assets:
Warranty and other reserves	$11,752	$15,316
Incentive compensation	15,338	19,170
Property, equipment and other assets	2,734	2,137
Federal and state tax carryforwards	305,909	206,119
Inventory adjustments	143,746	183,235
FIN 48	45,303	39,279
Other	11,315	3,578

Total deferred tax assets	536,097	468,834

Deferred tax liabilties:
Deferred revenues	(54,052)	(57,247)

Total deferred tax liabilities	(54,052)	(57,247)

Net deferred tax assets before valuation allowance	482,045	411,587
Valuation allowance	(479,285)	(403,808)

Net deferred tax assets	$2,760	$7,779

At September 30, 2011, our gross deferred tax assets above included $224.4 million for federal net operating loss carryforwards, $71.7 million for state net operating loss carryforwards and $9.8 million for an alternative minimum tax credit. The net operating loss carryforwards expire at various dates through 2031.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with loss carryforwards not expiring unused and tax planning alternatives.

Based upon an evaluation of all available evidence, we established a valuation allowance for substantially all of our deferred tax assets during fiscal 2008. Given the prolonged economic downturn affecting the homebuilding industry and the continued uncertainty regarding the recoverability of the remaining deferred tax assets, we continue to believe that a valuation allowance is needed for substantially all of our deferred tax assets. Therefore, at September 30, 2011 and 2010, the Company’s deferred tax asset valuation allowance was $479.3 million and $403.8 million, respectively. In future periods, the allowance could be modified based on sufficient evidence indicating that more likely than not a portion of our deferred tax assets will be realized. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.

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

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

deductions is limited by Section 382 to an estimated maximum amount of approximately $11.4 million ($4 million tax-effected) annually. Certain deferred tax assets are not subject to any limitation imposed by Section 382.

Due to the Section 382 limitation and the maximum carryforward period of our NOLs, we are unable to fully recognize certain deferred tax assets. Accordingly, during fiscal 2011 and 2010, we reduced our gross deferred tax assets and corresponding valuation allowance by $0.9 million and $5.9 million, respectively. As of September 30, 2010, we had disclosed that up to $183.2 million of gross deferred tax assets related to accrued losses on our inventory may have been unavailable due to the limitation imposed by Section 382. Based on certain economic results during fiscal 2011, we have revised our previous estimate and, after adjusting for certain state NOLs and other deferred tax assets which may not be recoverable, we now estimate that up to $157.4 million of gross deferred tax assets may be unavailable due to the limitation imposed by Section 382. However, based on our annual assessment, our current realization projections for our built in losses support that only $70.1 million of our deferred tax asset is likely to be unavailable under Section 382. As future economic conditions unfold, we will be able to confirm that certain deferred tax assets will not provide any future tax benefit. At such time, we will accordingly remove any deferred tax asset and corresponding valuation allowance.

Considering the limitation imposed by Section 382, the table below depicts the classifications of our deferred tax assets:

September 30,
2011
(In millions)

Deferred tax assets:
Subject to annual limitation	$83.5
Generally not subject to annual limitation	295.2
Certain components likely to be subject to annual limitation	157.4

Total deferred tax assets	536.1

Deferred tax liabilities	(54.0)

Net deferred tax assets before valuation allowance	482.1
Valuation allowance	(479.3)

Net deferred tax assets	$2.8

Therefore, based on the classification of which deferred tax assets are likely to be impacted by our annual limitation, as of September 30, 2011, we had deferred tax assets, net of $54.0 million of deferred tax liabilities, of $482.1 million. While the actual realization of the deferred tax assets is difficult to predict and is dependent on future events, as evidenced by our current valuation allowance, we currently anticipate that between $324.7 million and $412.0 million of these deferred tax assets may be available even after consideration of the Section 382 imposed limitation. Further, we expect to continue to add to our gross deferred tax assets for anticipated NOLs that will not be limited by Section 382.

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits at the beginning and end of fiscal 2011, 2010 and 2009 is as follows (in thousands):

	Fiscal Year Ended September 30,
	2011	2010	2009

Balance at beginning of year	$47,271	$41,848	$57,916
Reductions in tax positions related to current year	(1,624)	(3,435)	(3,527)
Additions for tax positions related to prior years	1,563	11,533	211
Reductions for tax positions of prior years	(252)	(289)	(219)
Settlements with taxing authorities	(310)	(319)	(8,572)
Lapse of statute of limitations	—	(2,067)	(3,961)

Balance at end of year	$46,648	$47,271	$41,848

If the Company were to recognize the $46.6 million of gross unrecognized tax benefits, substantially all of which would affect our effective tax rate. The Company expects the total amount of unrecognized tax benefits to decrease by $27.2 million, resulting in a non-cash tax benefit, within twelve months as a result of tax planning, settlements with various taxing authorities and the expiration of certain statutes of limitations. Additionally, we had $8.2 million and $6.0 million of accrued interest and penalties at September 30, 2011 and 2010, respectively. Our income tax benefit includes tax related interest.

In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. The IRS is currently conducting a routine examination of our federal income tax returns for fiscal year 2007 through 2010, and certain state taxing authorities are examining various fiscal years. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2006 and subsequent years.

(10)	Leases

We are obligated under various noncancelable operating leases for office facilities, model homes and equipment. Rental expense under these agreements, which is included in general and administrative expenses, amounted to approximately $11.0 million, $10.3 million and $12.2 million for the years ended September 30, 2011, 2010 and 2009, respectively. This rental expense excludes expense related to our discontinued operations. As of September 30, 2011, future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

Year Ending September 30,

2012	$6,085
2013	5,338
2014	2,257
2015	1,508
2016	689
Thereafter	65

Total	$15,942

(11)	Stockholders’ Equity

Preferred Stock.  We currently have no shares of preferred stock outstanding.

Common Stock Transactions.  On January 12, 2010, we closed on our underwritten public offering of 22,425,000 shares of Beazer common stock. The Company utilized 3.4 million shares of treasury stock and received net proceeds of $97.8 million from the offering, after underwriting discounts, commissions and transaction expenses.

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Common Stock Repurchases.  During fiscal 2011, 2010 and 2009, we did not repurchase any shares in the open market. Any future stock repurchases as allowed by our debt covenants must be approved by the Company’s Board of Directors or its Finance Committee.

During fiscal 2011, 2010 and 2009, 52,198, 32,944 and 14,393 shares, respectively, were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock and restricted stock units under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $170,000, or approximately $3 per share in fiscal 2011, $160,000, or approximately $5 per share in fiscal 2010 and $21,000, or approximately $2 per share in fiscal 2009.

Dividends.  The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2011, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid in fiscal 2011, 2010 and 2009.

(12)	Retirement Plan and Incentive Awards

401(k) Retirement Plan.  We sponsor a 401(k) plan (the Plan). Substantially all employees are eligible for participation in the Plan after completing one calendar month of service with us. Participants may defer and contribute to the Plan from 1% to 80% of their salary with certain limitations on highly compensated individuals. We match 50% of the first 6% of the participant’s contributions. The participant’s contributions vest 100% immediately, while our contributions vest over five years. Our total contributions for the fiscal years ended September 30, 2011, 2010 and 2009 were approximately $1.5 million, $1.6 million and $1.1 million, respectively. During fiscal 2011, 2010 and 2009, participants forfeited $0.2 million, $0.1 million and $0.7, million, respectively, of unvested matching contributions.

Deferred Compensation Plan.  During fiscal 2002, we adopted the Beazer Homes USA, Inc. Deferred Compensation Plan (the DCP Plan). The DCP Plan is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP Plan allows the executives to defer current compensation on a pre-tax basis to a future year, up until termination of employment. The objectives of the DCP Plan are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding, and retaining executives. Participation in the DCP Plan is voluntary. Beazer Homes may voluntarily make a contribution to the participants’ DCP accounts. Deferred compensation assets of $5.9 million and $9.9 million and deferred compensation liabilities of $7.1 million and $10.7 million as of September 30, 2011 and 2010, respectively, are included in other assets and other liabilities on the accompanying Consolidated Balance Sheets. The decrease in the deferred compensation assets and liabilities between fiscal 2010 and fiscal 2011 relates to employee elections to withdraw funds from the plan, forfeitures of matching contributions related to terminated employees and market losses on investments held within the plan. For the years ended September 30, 2011, 2010 and 2009, Beazer Homes contributed approximately $197,000, $273,000 and $355,000, respectively, to the DCP Plan.

Stock Incentive Plans.  During fiscal 2010, we adopted the 2010 Stock Incentive Plan (the 2010 Plan) because our 1999 Stock Incentive Plan (the 1999 Plan) had expired. At September 30, 2011, we had reserved approximately

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

5.9 million shares of common stock for issuance under our various stock incentive plans, of which approximately 4.0 million shares are available for future grants.

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

The following table summarizes stock options and SSARs outstanding as of September 30 and activity during the fiscal years ended September 30:

	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Fiscal Year Ended September 30,	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,578,354	$22.69	2,108,914	$33.07	1,848,995	$45.78
Granted	754,265	4.69	1,006,145	5.69	671,600	3.94
Forfeited	(714,416)	5.09	(38,794)	18.16	(34,761)	44.28
Cancelled/exchanged	—	—	(465,933)	33.04	(292,969)	43.05
Expired	(741,965)	54.02	(31,978)	27.51	(83,951)	40.41

Outstanding at end of year	1,876,238	$9.77	2,578,354	$22.69	2,108,914	$33.07

Exercisable at end of year	815,380	$12.93	770,658	$41.59	773,869	$40.40

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

Fiscal Year Ended September 30,	2011	2010

Expected life of options	4.8 years	4.8 years
Expected volatility	51.70%	50.00%
Expected discrete dividends	—	—
Weighted average risk-free interest rate	1.22%	2.33%
Weighted average fair value	$2.10	$2.55

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

At September 30, 2011, 1,838,465 SSARs/stock options were vested or expected to vest in the future with a weighted average exercise price of $9.86 and a weighted average expected life of 2.74 years. At September 30, 2011, there was no aggregate intrinsic value of SSARs/stock options, vested and expected to vest in the future, and

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

exercisable. The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR.

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

The following table summarizes information about stock options and SSARs outstanding and exercisable at September 30, 2011:

	Stock Options/SSARs Outstanding			Stock Options/SSARs Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Contractual	Average		Contractual	Average
	Number	Remaining	Exercise	Number	Remaining	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$1 — $4	977,116	5.41	$4.25	376,038	4.87	$3.94
$5 — $15	557,294	5.62	5.69	185,754	5.62	5.69
$16 — $30	62,280	1.03	22.18	62,280	1.03	22.18
$31 — $50	279,548	2.55	34.42	191,308	2.53	34.61

$1 — $50	1,876,238	4.90	$9.77	815,380	4.19	$12.93

For the years ended September 30, 2011, 2010, and 2009, total non-cash stock-based compensation expense, included in G&A expenses, was $7.2 million ($4.5 million net of tax), $11.4 million ($7.6 million net of tax) and $11.8 million ($8.3 million net of tax), respectively.

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

In fiscal 2009 as discussed above, we exchanged certain stock options/SSARs to purchase shares of our common stock for restricted shares of common stock. These restricted shares will vest 50% on the first anniversary of the exchange and 50% on the second anniversary of the exchange. We valued these restricted shares in accordance with GAAP based on the remaining unamortized cost of the exchanged stock options/SSARs. The weighted average exchange price fair value of these restricted shares was $4.16 per share. Our estimated fair value of these restricted shares will be amortized over the applicable vesting period.

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

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Activity relating to nonvested stock awards for the years ended September 30, 2011 and 2010 are as follows:

	Year Ended September 30, 2011		Year Ended September 30, 2010
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Beginning of period	1,839,987	$14.41	1,126,880	27.66
Granted	754,265	4.69	1,006,145	5.69
Vested	(413,700)	20.94	(201,514)	33.21
Returned(a)	(52,509)	68.56	—	0.00
Forfeited	(687,646)	11.70	(91,524)	40.39

End of period	1,440,397	$6.77	1,839,987	$14.41

(a)	Our former Chief Executive Officer returned 52,509 shares of unvested restricted stock in accordance with this agreement with the Securities and Exchange Commission (see Note 17).

Compensation expense for the nonvested restricted stock awards totaled $3.8 million, $5.6 million and $6.6 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

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

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of September 30, 2011, our warranty reserves include an estimate for the repair of less than 60 homes in Florida where certain of our subcontractors installed defective Chinese drywall in homes that were delivered during our 2006 and 2007 fiscal years. As of September 30, 2011, we have completed repairs on approximately 92% of these homes and we are in the process of repairing all of the remaining homes that we have been given permission to repair. We continue to inspect additional homes in order to determine whether they also contain the defective Chinese drywall. Like most major homebuilders, we contract for many of our construction activities on a turnkey basis, including the purchase and installation of drywall. Therefore, with few exceptions, our contractors purchased the drywall from independent suppliers, and delivered and installed this drywall into Beazer’s homes. Much of this data is unavailable or inconclusive. Accordingly, it is difficult for the Company to determine which suppliers were used by these contractors, which suppliers provided defective Chinese drywall during the time period at issue or what amounts may have been purchased from such suppliers. As a result, it is difficult for the Company to determine which Beazer communities or particular homes had Chinese drywall installed without inspections and, the amount of additional liability, if any, is not reasonably estimable. Therefore, the outcome of inspections in process and potential future inspections or an unexpected increase in repair costs may require us to increase our warranty reserve in the future. In addition, the Company has been named as a defendant in a number of legal actions related to defective Chinese drywall (see Other Litigation below).

As a result of our analyses, we adjust our estimated warranty liabilities. While we believe that our warranty reserves are adequate as of September 30, 2011, historical data and trends may not accurately predict actual warranty costs or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows (in thousands):

	Fiscal Year Ended September 30,
	2011	2010	2009

Balance at beginning of period	$25,821	$30,100	$40,822
Accruals for warranties issued	5,665	6,827	7,543
Changes in liability related to warranties existing in prior periods	(2,790)	3,308	(3,294)
Payments made	(10,780)	(14,414)	(14,971)

Balance at end of period	$17,916	$25,821	$30,100

South Edge Litigation

During fiscal 2008, the administrative agent for the lenders of one of our unconsolidated joint ventures, South Edge, filed individual lawsuits against some of the joint venture members and certain of those members’ parent companies (including the Company), seeking to recover damages under completion guarantees, among other claims. As discussed in Note 3, South Edge was the subject of an involuntary bankruptcy petition filed in December 2010. During fiscal 2011, the Company and one of its subsidiaries became parties to a settlement among the administrative agent for the lenders to South Edge (the Administrative Agent), certain of the lenders to South Edge, and certain of the other South Edge members and their respective parent companies (together with the Company and its subsidiary, the Participating Members). On October 26, 2011, the bankruptcy court approved the South Edge plan of reorganization including the settlement agreement.

Pursuant to the agreement, the Company would pay to the lenders an amount between approximately $15.7 million and $17.2 million, depending on certain contingencies including the extent to which infrastructure development funds already pledged to the Administrative Agent can be applied to the Participating Members’ obligations as set forth under the proposed Plan. In addition to these amounts, the Company will be responsible for its pro rata share of various fees, expenses and charges of the administrative agent for the lenders, the lenders and the Chapter 11 trustee, and to pay its share of certain allowed general unsecured claims in the South Edge bankruptcy case. As previously disclosed in Note 3, as of September 30, 2011, $15.7 million has been recorded in Other

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

Liabilities which is net of the $1.5 million we paid and is currently held in escrow related to our South Edge joint venture.

Under the agreement, the Company anticipates that one of its subsidiaries would acquire its share of the land previously owned by South Edge as a result of a bankruptcy court-approved disposition of the land to a newly created entity in which such subsidiary would expect to be a member and which would satisfy the obligations secured by the liens of the Administrative Agent and the lenders on the land. Matters related to this litigation are more fully discussed in Note 3.

Other Litigation

Homeowners Class Action Lawsuits and Multi-Plaintiff Lawsuit.  A putative class action was filed on April 8, 2008 in the United States District Court for the Middle District of North Carolina, Salisbury Division, against Beazer Homes, U.S.A., Inc., Beazer Homes Corp. and Beazer Mortgage Corporation (BMC). The Complaint alleges that Beazer violated the Real Estate Settlement Practices Act (RESPA) and North Carolina Gen. Stat. § 75-1.1 by (1) improperly requiring homebuyers to use Beazer-owned mortgage and settlement services as part of a down payment assistance program, and (2) illegally increasing the cost of homes and settlement services sold by Beazer Homes Corp. On September 2, 2011, the court entered a final judgment and order approving a class settlement in which the Company and all other defendants did not admit any liability. The settling class consists of all persons who purchased a home from Beazer in North Carolina, closed on the home purchase between August 1, 2002 and August 31, 2011, and received seller-funded down payment assistance as part of the transaction. Under the terms of the settlement, the Company has made a payment that is not material to the Company’s financial position or results of operations and which will be partially funded by insurance proceeds.

On June 3, 2009, Beazer Homes Corp. was named as a defendant in a purported class action lawsuit in the Circuit Court for Lee County, State of Florida, filed by Bryson and Kimberly Royal, the owners of one of our homes in our Magnolia Lakes’ community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney’s fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation. We believe that the claims asserted in these actions are governed by home warranties or are without merit. Accordingly, the Company intends to vigorously defend against these actions. Furthermore, the Company has offered to repair all Beazer homes affected by defective Chinese drywall pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, nearly all of affected Beazer homeowners have accepted the Company’s offer to repair. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs.

On March 14, 2011, the Company and several subsidiaries were named as defendants in a lawsuit filed by Flagstar Bank, FSB in the Circuit Court for the County of Oakland, State of Michigan. The complaint demands approximately $5 million to recover purported losses in connection with 57 residential mortgage loan transactions under theories of breach of contract, fraud/intentional misrepresentation and other similar theories of recovery. We believe we have strong defenses to the claims on these individual loans and intend to vigorously defend the action. In addition, BMC has received notices from other investors demanding that BMC indemnify them for losses suffered with respect to certain other mortgage loan transactions, largely alleging misrepresentations during the loan origination process. We are currently investigating these claims and are in communication with the investors. To date, including the mortgage loans that are the subject of the lawsuit, we have received requests to repurchase fewer than 100 mortgage loans from various investors. As previously disclosed, we operated BMC from 1998

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

through February 2008 to offer mortgage financing to the buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold those loans to investors. Underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. While we have not been required to repurchase any mortgage loans, we have established an immaterial amount as a reserve for the repurchase of mortgage loans originated by BMC. We cannot rule out the potential for additional mortgage loan repurchase claims in the future, although, at this time, we do not believe that the exposure related to any such additional claims would be material to our consolidated financial position or results of operation. As of September 30, 2011, no liability has been recorded for any such additional claims as such exposure is not both probable and reasonably estimable.

On March 15, 2011, a shareholder derivative suit was filed by certain funds affiliated with Teamster Local 237 in the Superior Court of Fulton County, State of Georgia against certain officers and directors of the Company and the Company’s compensation consultants. The complaint alleges breach of fiduciary duties involving decisions regarding executive compensation; specifically that compensation awarded to certain Company executives for the 2010 fiscal year were improper in light of the negative subsequent advisory “say on pay” vote by shareholders at the Company’s 2011 stockholders meeting. On September 16, 2011, the court entered an order and granted the defendants’ motion to dismiss all counts of the complaint. The plaintiffs have filed a notice of appeal.

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

Other Matters

As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for fiscal 2011 and each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will also be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million of which $16 million has been paid as of September 30, 2011. As of September 30, 2010, we had accrued approximately $1 million for future obligations under the DPA and HUD agreements which was paid in November 2010. Based on our adjusted EBITDA for fiscal 2011, we do not have an accrual related to these future obligations as of September 30, 2011. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.

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

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

assessment, the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

We have accrued $30.4 million and $18.0 million in other liabilities related to all of the above matters as of September 30, 2011 and 2010, respectively.

We had outstanding letters of credit and performance bonds of approximately $28.9 million and $174.7 million, respectively, at September 30, 2011 related principally to our obligations to local governments to construct roads and other improvements in various developments. Our outstanding letters of credit include $1.0 million relating to our land option contracts discussed in Note 4.

(14)	Segment Information

We have three homebuilding segments operating in 16 states and beginning in the second quarter of fiscal 2011, we introduced our Pre-Owned Homes division in Arizona and Nevada. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues from our Pre-Owned segment are derived from the rental and ultimate sale of previously owned homes purchased and improved by the Company. Our reportable segments have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. During the third quarter of fiscal 2011, in order to further optimize capital and resource allocations and based on our evaluation of both external market factors and our position in each market, we decided to discontinue our homebuilding operations in Northwest Florida. As a result, the information below for continuing operations and the Southeast segment, excludes results from our Northwest Florida market. The reportable homebuilding segments and all other homebuilding operations, not required to be reported separately, include operations conducting business in the following states:

West:  Arizona, California, Nevada and Texas

East:	Delaware, Indiana, Maryland, New Jersey, New York, Pennsylvania, Tennessee (Nashville) and Virginia

Southeast:  Florida, Georgia, North Carolina (Raleigh) and South Carolina

Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding, land sale and other revenues less home construction, land development and land sales expense, commission expense, depreciation and amortization and certain general and administrative expenses which are incurred by or allocated to our homebuilding segments. Operating income for our Pre-Owned segment is defined as rental and home sale revenues less home repairs and operating expenses, home sales expense, depreciation and amortization and certain general and administrative expenses which are incurred by or allocated to the segment. The accounting policies of our segments are those described in Note 1. The following information is in thousands:

	2011	2010	2009

Revenue
West	$233,133	$364,530	$409,168
East	343,826	451,162	374,619
Southeast	165,107	175,460	178,098
Pre-Owned	339	—	—

Continuing Operations	$742,405	$991,152	$961,885

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Fiscal Year Ended September 30,
	2011	2010	2009

Operating income (loss)
West	$(28,406)	$1,120	$(31,889)
East	11,611	11,329	(2,723)
Southeast	(2,740)	(130)	(30,070)
Pre-Owned	(724)	—	—

Segment total	(20,259)	12,319	(64,682)
Corporate and unallocated(a)	(111,986)	(125,753)	(174,709)

Total operating loss	(132,245)	(113,434)	(239,391)

Equity in income (loss) of unconsolidated joint ventures	560	(8,807)	(12,112)
(Loss) gain on extinguishment of debt	(2,909)	43,901	144,503
Other expense, net	(62,224)	(69,585)	(74,781)

Loss from continuing operations before income taxes	$(196,818)	$(147,925)	$(181,781)

	Fiscal Year Ended September 30,
	2011	2010	2009

Depreciation and amortization
West	$3,651	$5,161	$6,692
East	2,621	3,665	5,469
Southeast	885	1,496	2,385
Pre-Owned	69	—	—

Segment total	7,226	10,322	14,546

Corporate and unallocated(a)	3,027	2,347	3,743

Continuing Operations	$10,253	$12,669	$18,289

	September 30,	September 30,
	2011	2010

Assets
West	$649,057	$630,376
East	372,984	333,648
Southeast	162,135	161,392
Pre-Owned	12,315	—
Corporate and unallocated(b)	765,747	727,681
Discontinued operations	15,239	49,805

Consolidated total	$1,977,477	$1,902,902

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Fiscal Year Ended September 30,
	2011	2010

Capital Expenditures
West	$4,041	$3,939
East	2,051	1,734
Southeast	1,631	1,184
Pre-Owned	11,415	—
Corporate and unallocated	1,334	3,866
Discontinued operations	42	126

Consolidated total	$20,514	$10,849

a.	Corporate and unallocated includes the amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. Fiscal 2011, fiscal 2010 and fiscal 2009 include $3.8 million, $10.2 million and $8.3 million of support-related costs related to the Company’s assistance in on-going government investigations (see Note 13), respectively. Fiscal 2009 also includes $16 million for obligations related to the government investigation and $16.1 million of non-cash goodwill impairment charges to write-off all of the goodwill allocated to certain underperforming markets (see Note 1).

b.	Primarily consists of cash and cash equivalents, consolidated inventory not owned, income tax receivable, deferred taxes, and capitalized interest and other corporate items that are not allocated to the segments.

(15)	Discontinued Operations

We continually review each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entails an evaluation of both external market factors and our position in each market and over time, has resulted in the decision to discontinue certain of our homebuilding operations. During fiscal 2008, we discontinued our homebuilding operations in Charlotte, NC, Cincinnati/Dayton, OH, Columbia, SC, Columbus, OH, Lexington, KY, Denver, CO and Fresno, CA. During fiscal 2010, we substantially completed our homebuilding operations in Jacksonville, Florida and Albuquerque, New Mexico. During the third quarter of fiscal 2011, we decided to discontinue our homebuilding operations in Northwest Florida which have historically been reported in our Southeast segment.

Up until September 30, 2010, we offered title services to our homebuyers in several of our markets. Effective September 30, 2010, we had sold or discontinued all of our title services operations.

We have classified the results of operations of our prior mortgage origination services, title services and our exit markets as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Discontinued operations were not segregated in the consolidated balance sheets or statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of operations. The results of our discontinued operations in the

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

Consolidated Statements of Operations for the fiscal years ended September 30, 2011, 2010, and 2009 were as follows (in thousands):

	Fiscal Year Ended September 30,
	2011	2010	2009

Total revenue	$42,806	$51,856	$61,317
Home construction and land sales expenses	38,157	43,374	51,445
Inventory impairments and lot option abandonments	2,906	2,273	13,522

Gross profit (loss)	1,743	6,209	(3,650)
Commissions	1,167	2,219	2,486
General and administrative expenses	4,270	7,460	10,338
Depreciation and amortization	455	736	595

Operating loss	(4,149)	(4,206)	(17,069)
Equity in loss of unconsolidated joint ventures	(518)	(15,543)	(2,163)
Gain on extinguishment of debt	—	—	3,574
Other income (expense), net	55	437	(1,020)

Loss from discontinued operations before income taxes	(4,612)	(19,312)	(16,678)
Provision (benefit) from income taxes	63	(14,833)	(726)

Loss from discontinued operations, net of tax	$(4,675)	$(4,479)	$(15,952)

Assets and liabilities from discontinued operations at September 30, 2011 and 2010 consist of the following (in thousands):

	2011	2010

ASSETS
Cash and cash equivalents	$1,110	$411
Accounts receivable	182	2,214
Inventory	13,351	46,280
Other	596	900

Assets of discontinued operations	$15,239	$49,805

LIABILITIES
Trade accounts payable and other liabilities	$3,329	$8,727
Accrued warranty expenses	4,413	6,279
Other secured notes payable	—	857

Liabilities of discontinued operations	$7,742	$15,863

(16)	Supplemental Guarantor Information

As discussed in Note 7, our obligations to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of our subsidiaries. Certain of our title, warranty and immaterial subsidiaries do not guarantee our Senior Notes or our Secured Revolving Credit Facility. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. We have

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

determined that separate, full financial statements of the guarantors would not be material to investors and, accordingly, supplemental financial information for the guarantors is presented ($ in thousands).

Beazer Homes USA, Inc.

Consolidating Balance Sheet Information
September 30, 2011

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
	(In thousands)

ASSETS
Cash and cash equivalents	$360,723	$10,488	$418	$(1,226)	$370,403
Restricted cash	276,678	380	—	—	277,058
Accounts receivable (net of allowance of $3,872)	—	28,292	11	—	28,303
Income tax receivable	4,823	—	—	—	4,823
Owned inventory	—	1,192,380	—	—	1,192,380
Consolidated inventory not owned	—	11,753	—	—	11,753
Investments in unconsolidated joint ventures	773	8,694	—	—	9,467
Deferred tax assets	2,760	—	—	—	2,760
Property, plant and equipment, net	—	33,960	—	—	33,960
Investments in subsidiaries	100,996	—	—	(100,996)	—
Intercompany	1,013,753	(1,018,680)	3,701	1,226	—
Other assets	18,550	25,190	2,830	—	46,570

Total assets	$1,779,056	$292,457	$6,960	$(100,996)	$1,977,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$72,695	$—	$—	$72,695
Other liabilities	93,047	116,210	2,930	—	212,187
Intercompany	1,072	—	(1,072)	—	—
Obligations related to consolidated inventory not owned	—	5,389	—	—	5,389
Total debt (net of discounts of $23,243)	1,486,557	2,269	—	—	1,488,826

Total liabilities	1,580,676	196,563	1,858	—	1,779,097

Stockholders’ equity	198,380	95,894	5,102	(100,996)	198,380

Total liabilities and stockholders’ equity	$1,779,056	$292,457	$6,960	$(100,996)	$1,977,477

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

Beazer Homes USA, Inc.

Consolidating Statement of Operations Information
Fiscal Year Ended September 30, 2011

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
	(In thousands)

Total revenue	$—	$742,405	$1,102	$(1,102)	$742,405
Home construction and land sales expenses	46,382	616,571	—	(1,102)	661,851
Inventory impairments and option contract abandonments	1,907	30,552	—	—	32,459

Gross (loss) profit	(48,289)	95,282	1,102	—	48,095
Commissions	—	32,711	—	—	32,711
General and administrative expenses	—	137,261	115	—	137,376
Depreciation and amortization	—	10,253	—	—	10,253

Operating (loss) income	(48,289)	(84,943)	987	—	(132,245)
Equity in loss of unconsolidated joint ventures	—	560	—	—	560
Gain on extinguishment of debt	(2,909)	—	—	—	(2,909)
Other (expense) income, net	(73,440)	11,145	71	—	(62,224)

(Loss) income before income taxes	(124,638)	(73,238)	1,058	—	(196,818)
(Benefit from) provision for income taxes	(46,540)	49,536	370	—	3,366
Equity in loss of subsidiaries	122,086	—	—	(122,086)	—

Net (loss) income from continuing operations	(200,184)	(122,774)	688	122,086	(200,184)
Net loss from discontinued operations	—	(4,672)	(3)	—	(4,675)
Equity in loss of subsidiaries	(4,675)	—	—	4,675	—

Net (loss) income	$(204,859)	$(127,446)	$685	$126,761	$(204,859)

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

Beazer Homes USA, Inc.

Consolidating Statement of Operations Information
Fiscal Year Ended September 30, 2010

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
	(In thousands)

Total revenue	$—	$989,350	$1,802	$—	$991,152
Home construction and land sales expenses	52,243	805,714	—	—	857,957
Inventory impairments and option contract abandonments	2,313	47,253	—	—	49,566

Gross (loss) profit	(54,556)	136,383	1,802	—	83,629
Commissions	—	43,279	—	—	43,279
General and administrative expenses	—	141,005	110	—	141,115
Depreciation and amortization	—	12,669	—	—	12,669

Operating (loss) income	(54,556)	(60,570)	1,692	—	(113,434)
Equity in loss of unconsolidated joint ventures	—	(8,807)	—	—	(8,807)
Gain on extinguishment of debt	43,625	276	—	—	43,901
Other (expense) income, net	(74,215)	4,551	79		(69,585)

(Loss) income before income taxes	(85,146)	(64,550)	1,771	—	(147,925)
(Benefit from) provision for income taxes	(32,143)	(86,832)	620		(118,355)
Equity in income of subsidiaries	23,433	—		(23,433)	—

Net (loss) income from continuing operations	(29,570)	22,282	1,151	(23,433)	(29,570)
Net loss from discontinued operations	(4,479)	—	—	4,479	—
Equity in loss of subsidiaries	—	(4,474)	(5)	—	(4,479)

Net (loss) income	$(34,049)	$17,808	$1,146	$(18,954)	$(34,049)

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

Beazer Homes USA, Inc.

Consolidating Statement of Operations Information
Fiscal Year Ended September 30, 2009

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
	(In thousands)

Total revenue	$—	$961,281	$604	$—	$961,885
Home construction and land sales expenses	54,714	797,170	—	—	851,884
Inventory impairments and option contract abandonments	3,376	90,229	—	—	93,605

Gross (loss) profit	(58,090)	73,882	604	—	16,396
Commissions	—	39,514	—	—	39,514
General and administrative expenses	—	181,737	104	—	181,841
Depreciation and amortization	—	18,289	—	—	18,289
Goodwill impairment	—	16,143	—	—	16,143

Operating (loss) income	(58,090)	(181,801)	500	—	(239,391)
Equity in loss of unconsolidated joint ventures	—	(12,112)	—	—	(12,112)
Gain on extinguishment of debt	130,229	14,274	—	—	144,503
Other (expense) income, net	(83,031)	8,313	(63)	—	(74,781)

(Loss) income before income taxes	(10,892)	(171,326)	437	—	(181,781)
(Benefit from) provision for income taxes	(4,112)	(4,391)	153	—	(8,350)
Equity in loss of subsidiaries	(166,651)	—	—	166,651	—

Net (loss) income from continuing operations	(173,431)	(166,935)	284	166,651	(173,431)
Net loss from discontinued operations	(15,952)	—	—	15,952	—
Equity in loss of subsidiaries	—	(15,904)	(48)	—	(15,952)

Net (loss) income	$(189,383)	$(182,839)	$236	$182,603	$(189,383)

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

Beazer Homes USA, Inc.

Consolidating Statement of Cash Flow Information

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
Fiscal Year Ended September 30, 2011	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
	(In thousands)

Net cash provided by (used in) operating activities	$(53,850)	$(126,090)	$1,004	$—	$(178,936)

Cash flows from investing activities:
Capital expenditures	—	(20,514)	—	—	(20,514)
Investments in unconsolidated joint ventures	—	(1,924)	—	—	(1,924)
Increases in restricted cash	(249,728)	(1,111)	—	—	(250,839)
Decreases in restricted cash	11,832	1,149	—	—	12,981

Net cash (used in) provided by investing activities	(237,896)	(22,400)	—	—	(260,296)

Cash flows from financing activities:
Repayment of debt	(214,005)	(1,371)	—	—	(215,376)
Proceeds from issuance of new debt	246,387	—	—	—	246,387
Proceeds from issuance of cash secured loan	247,368	—	—	—	247,368
Debt issuance costs	(5,172)	—	—	—	(5,172)
Common stock redeemed	(170)	—	—	—	(170)
Tax benefit from stock transactions	(523)	—	—	—	(523)
Dividends Paid	850	—	(850)	—	—
Advances to/from subsidiaries	(153,113)	152,006	64	1,043	—

Net cash provided by (used in) financing activities	121,622	150,635	(786)	1,043	272,514

(Decrease)/increase in cash and cash equivalents	(170,124)	2,145	218	1,043	(166,718)
Cash and cash equivalents at beginning of period	530,847	8,343	200	(2,269)	537,121

Cash and cash equivalents at end of period	$360,723	$10,488	$418	$(1,226)	$370,403

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

Beazer Homes USA, Inc.

Consolidating Statement of Cash Flow Information

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
Fiscal Year Ended September 30, 2010	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.
	(In thousands)

Net cash (used in) provided by operating activities	$(88,344)	$159,953	$(1,924)	$—	$69,685

Cash flows from investing activities:
Capital expenditures	—	(10,849)	—	—	(10,849)
Investments in unconsolidated joint ventures	—	(5,602)	—	—	(5,602)
Increases in restricted cash	(36,345)	(1,094)	—	—	(37,439)
Decreases in restricted cash	46,477	1,223			47,700

Net cash provided by (used in) investing activities	10,132	(16,322)	—	—	(6,190)

Cash flows from financing activities:
Repayment of debt	(616,858)	(2,948)	—	—	(619,806)
Proceeds from issuance of new debt	373,238	1,200	—	—	374,438
Debt issuance costs	(9,234)	—	—	—	(9,234)
Proceeds from issuance of common stock	166,718	—	—	—	166,718
Proceeds from issuance of TEU prepaid	57,429	—	—	—	57,429
stock purchase contracts
Common stock redeemed	(159)	—	—	—	(159)
Excess tax benefit from equity-based compensation	(3,099)	—	—	—	(3,099)
Advances to/from subsidiaries	145,332	(145,022)	(791)	481	—

Net cash provided by (used in) financing activities	113,367	(146,770)	(791)	481	(33,713)

Increase (decrease) in cash and cash equivalents	35,155	(3,139)	(2,715)	481	29,782
Cash and cash equivalents at beginning of period	495,692	11,482	2,915	(2,750)	507,339

Cash and cash equivalents at end of period	$530,847	$8,343	$200	$(2,269)	$537,121

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

					Consolidated
	Beazer Homes	Guarantor	Non-Guarantor	Consolidating	Beazer Homes
Fiscal Year Ended September 30, 2009	USA, Inc.	Subsidiaries	Subsidiaries	Adjustments	USA, Inc.

Net cash provided by operating activities	$29,731	$60,587	$3,507	$—	$93,825

Cash flows from investing activities:
Capital expenditures	—	(7,034)	—	—	(7,034)
Investments in unconsolidated joint ventures	—	(25,537)	—	—	(25,537)
Increases in restricted cash	(70,776)	(1,392)	—	—	(72,168)
Decreases in restricted cash	22,450	554			23,004
Distributions from unconsolidated joint ventures	—	2,054	—	—	2,054

Net cash used in investing activities	(48,326)	(31,355)	—	—	(79,681)

Cash flows from financing activities:
Repayment of debt	(284,153)	(21,246)	—	—	(305,399)
Proceeds from debt issuance	223,750	—	—	—	223,750
Debt issuance costs	(7,195)	—	—	—	(7,195)
Common stock redeemed	(22)	—	—	—	(22)
Tax benefit from stock transactions	(2,273)	—	—	—	(2,273)
Advances to/from subsidiaries	8,324	(11,310)	(597)	3,583	—

Net cash (used in) provided by financing activities	(61,569)	(32,556)	(597)	3,583	(91,139)

(Decrease)/increase in cash and cash equivalents	(80,164)	(3,324)	2,910	3,583	(76,995)
Cash and cash equivalents at beginning of period	575,856	14,806	5	(6,333)	584,334

Cash and cash equivalents at end of period	$495,692	$11,482	$2,915	$(2,750)	$507,339

(17)	SEC Settlements

On March 3, 2011, Ian McCarthy, the Company’s former Chief Executive Officer (CEO) and on August 30, 2011, James O’Leary, the Company’s former Chief Financial Officer, entered into consent agreements with the Securities and Exchange Commission (SEC) to resolve potential enforcement actions under Section 304(a) of the Sarbanes Oxley Act (SOX). The final judgments with respect to these consents were approved by the United States District Court of the Northern District of Georgia on March 28, 2011 and September 27, 2011, respectively. Section 304 of SOX empowers the SEC to recover for the benefit of the Company certain incentive compensation of a CEO and/or CFO if the company has restated its financial statements without any wrongdoing on the part of the CEO or CFO. As previously disclosed, in May of 2008, the Company restated its financial statements, covering fiscal years ending September 30, 2002 through 2006 and the first two quarters of fiscal 2007. The SEC did not allege that either Mr. McCarthy or Mr. O’Leary were involved in any wrongdoing or had otherwise violated securities laws. In accordance with the final judgments and Section 304 of SOX, Mr. McCarthy agreed to reimburse

Beazer Homes USA, Inc.

Notes to Consolidated Financial Statements — (Continued)

the Company for his entire fiscal 2006 incentive bonus, certain of his stock sale profits and certain 2006 equity grants and Mr. O’Leary agreed to reimburse the Company for his entire 2006 incentive bonus. According to his agreement, Mr. McCarthy paid $6,479,281 in cash to the Company and returned 57,837 shares of common stock net of shares previously redeemed for tax withholdings. He also agreed to forfeit his right to 52,509 shares of unvested restricted stock. According to his agreement, Mr. O’Leary agreed to pay $1.4 million in cash to the Company which we recorded as a receivable as of September 30, 2011. We received this payment from Mr. O’Leary in October 2011.

With respect to the cash reimbursements, the Company recognized $7.9 million of income in the fiscal 2011. This amount represents the amount of compensation expense previously recognized by the Company. With respect to the stock related to previously vested awards that were returned by Mr. McCarthy, the Company recognized income equal to the value of the stock at the date of return. Due to the significant decline in the Company’s stock price, the stock price used to determine the value of the returned stock was significantly less than the grant date price of the equity award under which these shares vested and, therefore, the amount of income recognized was less than the amount of expense previously recognized by the Company related to these awards. The Company recorded approximately $196,000 related to Mr. McCarthy’s return of 57,837 shares of common stock during fiscal 2011. With respect to the 52,509 shares of unvested restricted stock returned by Mr. McCarthy, the Company recognized approximately $245,000 which is equal to the fair value of the shares at the date of return. The income related to the cash reimbursements, the return of common stock and the return of the unvested restricted stock is included in other expense, net in the accompanying consolidated statements of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beazer Homes USA, Inc. and subsidiaries at September 30, 2011, and the results of their operations and their cash flows for the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Atlanta, Georgia
November 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.:
Atlanta, Georgia

We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Beazer Homes USA, Inc. and subsidiaries as of September 30, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2011 and our report dated November 15, 2011 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Atlanta, Georgia
November 15, 2011

Quarterly Financial Data

Summarized quarterly financial information (unaudited):

	Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share data)

Fiscal 2011
Total revenue	$108,952	$125,716	$172,829	$334,908
Gross profit(a)	11,262	(1,344)	13,835	24,342
Operating loss	(28,136)	(44,707)	(35,239)	(24,163)
Net loss from continuing operations(b)	(48,272)	(53,778)	(55,755)	(42,379)
Basic EPS from continuing operations	$(0.65)	$(0.73)	$(0.75)	$(0.57)
Diluted EPS from continuing operations	$(0.65)	$(0.73)	$(0.75)	$(0.57)
Fiscal 2010
Total revenue	$209,924	$190,635	$321,848	$268,745
Gross profit(a)	17,896	24,870	36,817	4,046
Operating loss	(29,847)	(21,316)	(19,386)	(42,885)
Net income (loss) from continuing operations(b)	44,419	6,514	(23,384)	(57,119)
Basic EPS from continuing operations	$1.14	$0.11	$(0.34)	$(0.77)
Diluted EPS from continuing operations	$1.08	$0.10	$(0.34)	$(0.77)

(a)	Gross profit in fiscal 2011 and 2010 includes inventory impairment and option contract abandonments as follows:

	Fiscal 2011	Fiscal 2010
	(In thousands)

1st Quarter	$639	$8,549
2nd Quarter	17,822	9,781
3rd Quarter	6,870	4,973
4th Quarter	7,128	26,263

	$32,459	$49,566

(b)	Net (loss) income from continuing operations in fiscal 2011 and 2010 include gain (loss) on extinguishment of debt (as follows). The first quarter of fiscal 2010 also included a tax benefit relate to The Worker, Homeownership and Business Act of 2009 (see Note 9 to the Consolidated Financial Statements).

	Fiscal 2011	Fiscal 2010
	(In thousands)

1st Quarter	$(2,902)	$—
2nd Quarter	(102)	52,946
3rd Quarter	95	(9,045)
4th Quarter	—	—

	$(2,909)	$43,901

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Act), as of the end of period covered by this report. Management concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of September 30, 2011. Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of September 30, 2011. The effectiveness of our internal control over financial reporting as of September 30, 2011 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, the information required by this item is incorporated by reference to our proxy statement for our 2012 annual meeting of stockholders, which is expected to be filed on or before December 22, 2011.

Executive Officer Business Experience

ALLAN P. MERRILL.  Mr. Merrill, 45, joined us in May 2007 as Executive Vice President and Chief Financial Officer and currently serves as our President and Chief Executive Officer. Mr. Merrill was previously with Move, Inc. where he served as Executive Vice President of Corporate Development and Strategy beginning in October 2001. From April 2000 to October 2001, Mr. Merrill was president of Homebuilder.com, a division of Move, Inc. Mr. Merrill joined Move, Inc. following a 13-year tenure with the investment banking firm UBS (and its predecessor Dillon, Read & Co.), where he was a managing director and served most recently as co-head of the Global Resources Group, overseeing the construction and building materials, chemicals, forest products, mining and energy industry groups. Mr. Merrill is a member of the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University and the Homebuilding Community Foundation. He is a graduate of the University of Pennsylvania, Wharton School with a Bachelor of Science in Economics.

KENNETH F. KHOURY.  Mr. Khoury, 60, joined us in January 2009 as Executive Vice President and General Counsel and currently serves as our Executive Vice President, General Counsel, and Chief Administration Officer. Mr. Khoury was previously Executive Vice President and General Counsel of Delta Air Lines from September 2006 to November 2008. Practicing law for over 30 years, Mr. Khoury’s career has included both private practice and extensive in-house counsel experience. Prior to Delta Air Lines, Mr. Khoury was Senior Vice President and General Counsel of Weyerhaeuser Corporation and spent 15 years with Georgia-Pacific Corporation, where he served as Vice President and Deputy General Counsel. He also spent five years at law firm White & Case in New York. He received a Bachelor of Arts degree from Rutgers College and a Juris Doctor from Fordham University School of Law.

ROBERT L. SALOMON.  Mr. Salomon, 51, joined us in February 2008 as Senior Vice President and Chief Accounting Officer and Controller and currently serves as our Executive Vice President, Chief Financial Officer and Chief Accounting Officer. Mr. Salomon was previously with the homebuilding company Ashton Woods Homes where he served as Chief Financial Officer and Treasurer since 1998. Previously, he served with homebuilder MDC

Holdings, Inc. in financial management roles of increasing responsibility over a 6 year period. A Certified Public Accountant, Mr. Salomon has 27 years of financial management experience, 19 of which have been in the homebuilding industry. Mr. Salomon is a member of the American Institute of Certified Public Accountants and a graduate of the University of Iowa with a Bachelor of Business Administration.

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

The information required by this item is incorporated by reference to our proxy statement for our 2012 annual meeting of stockholders, which is expected to be filed on or before December 22, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2012 annual meeting of stockholders, which is expected to be filed on or before December 22, 2011.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our proxy statement for our 2012 annual meeting of stockholders, which is expected to be filed on or before December 22, 2011.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our proxy statement for our 2012 annual meeting of stockholders, which is expected to be filed on or before December 22, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K.

(a)	1. Financial Statements

2.	Financial Statement Schedules

None required.

3.	Exhibits

Unless otherwise noted, all exhibits were filed under File No. 001-12822

Exhibit
Number		Exhibit Description

3.1	—	Amended and Restated Certificate of Incorporation of the Company — incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-K filed on December 2, 2008
3.2	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation as of April 13, 2010 — incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-Q filed May 3, 2010
3.3	—	Fourth Amended and Restated Bylaws of the Company — incorporated herein by reference to Exhibit 3.3 of the Company’s Form 10-K filed November 5, 2010
3.4	—	Certificate of Amendment dated February 3, 2011 to the Amended and Restated Certificate of Incorporation of Beazer Homes, USA, Inc. — incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed February 8, 2011
4.1	—	Second Supplemental Indenture dated as of November 13, 2003 among the Company, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee, related to the Company’s 6 1/2% Senior Notes due 2013 — incorporated herein by reference to Exhibit 4.11 of the Company’s Form 10-K for the year ended September 30, 2003
4.2	—	Form of 6 1/2% Senior Notes due 2013 — incorporated herein by reference to Exhibit 4.12 of the Company’s Form 10-K for the year ended September 30, 2003
4.3	—	Form of 6 7/8% Senior Notes due 2015 — incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 13, 2005
4.4	—	Form of Fifth Supplemental Indenture, dated as of June 8, 2005, by and among the Company, the Subsidiary Guarantors party thereto and U.S. Bank National Association, as trustee — incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 13, 2005
4.5	—	Seventh Supplement Indenture, dated as of January 9, 2006, to the Trust Indenture dated as of April 17, 2002 — incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K filed on January 17, 2006
4.6	—	Form of Senior Note due 2016 — incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 8, 2006
4.7	—	Form of Eighth Supplemental Indenture, dated June 6, 2006, by and among the Company, the guarantors named therein and UBS Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities, Inc., Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc., BNP Paribas Securities Corp. and Greenwich Capital Markets — incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 8, 2006
4.8	—	Form of Junior Subordinated indenture between the Company, JPMorgan Chase Bank, National Association, dated June 15, 2006 — incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 21, 2006
4.9	—	Form of the Amended and Restated Trust Agreement among the Company, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and certain individuals named therein as Administrative Trustees, dated June 15, 2006 — incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 21, 2006
4.10	—	Form of Indenture, dated as of September 11, 2009, by and among the Company, the subsidiary guarantors party thereto, U.S. Bank National Association, as trustee, and Wilmington Trust FSB, as notes collateral agent — incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 11, 2009
4.11	—	Form of Senior Secured Note due 2017 — incorporated herein by reference to incorporated herein by reference to the Company’s Registration Statement on Form S-4 /A filed on February 23, 2010
4.12	—	Form of Registration Rights Agreement, dated September 11, 2009, by and among the Company, the guarantors party thereto, Citigroup Global Markets Inc. and Moelis & Company LLC — incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed on September 11, 2009
4.13	—	Indenture dated January 12, 2010 between the Company and the U.S. Bank National Association — incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 12, 2010

Exhibit
Number			Exhibit Description

4.14		—	First Supplemental Indenture dated January 12, 2010 between the Company and the U.S. Bank National Association — incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 12, 2010
4.15		—	Form of 7 1/2% Mandatory Convertible Notes due 2013 — incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed on January 12, 2010
4.16		—	Form of Tangible Equity Unit, Form of Purchase Contract and Purchase Contract Agreement, dated May 10, 2010, between the Company and U.S. Bank National Association — incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on May 10, 2010
4.17		—	Form of Amortizing Note and Twelfth Supplemental Indenture, dated May 10, 2010, between the Company and U.S. Bank National Association - incorporated herein by reference to Exhibit 4.4 of the Company’s Form 8-K filed on May 10, 2010
4.18		—	Form of Senior Note due 2018 and Thirteenth Supplemental Indenture, dated May 20, 2010, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee — incorporate herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on May 20, 2010
4.19		—	First Supplemental Indenture, dated October 27, 2010, among the Company, the subsidiary guarantors signatory thereto and U.S. Bank National Association, as trustee — incorporated herein by reference to Exhibit 4.23 of the Company’s Form 10-K filed on November 5, 2010
4.20		—	Fourteenth Supplemental Indenture, dated November 12, 2010, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (includes the form of Note) — incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 18, 2010
4.21		—	Registration Rights Agreement, dated November 12, 2010, among the Company, the subsidiary guarantors party thereto and the initial purchasers party thereto — incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on November 18, 2010
4.22		—	Fifteenth Supplemental Indenture, dated July 22, 2011, between the Company and U.S. Bank National Association, amending and supplementing the Thirteenth Supplemental Indenture, dated May 20, 2010, and the Fourteenth Supplemental Indenture, dated November 12, 2010 — incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 9, 2011
4.23		—	Section 382 Rights Agreement, dated as of November 12, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent — incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 16, 2010
4.24		—	First Amendment to Section 382 Rights Agreement, dated December 6, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent — incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on December 8, 2010
10	.1*	—	Amended and Restated 1994 Stock Incentive Plan — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-K for the year ended September 30, 2005
10	.2*	—	Non-Employee Director Stock Option Plan — incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-K for the year ended September 30, 2001
10	.3*	—	Amended and Restated 1999 Stock Incentive Plan — incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 8, 2008
10	.4*	—	Second Amended and Restated Corporate Management Stock Purchase Program — incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-K for the year ended September 30, 2007
10	.5*	—	Director Stock Purchase Program — incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-K for the year ended September 30, 2004
10	.6*	—	Form of Stock Option and Restricted Stock Award Agreement — incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-K for the year ended September 30, 2004
10	.7*	—	Form of Stock Option Award Agreement — incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10-K for the year ended September 30, 2004
10	.8*	—	Amended and Restated Employment Agreement of Ian J. McCarthy dated as of September 1, 2004 — incorporated herein by reference to Exhibit 10.01 of the Company’s Form 8-K filed on September 1, 2004

Exhibit
Number			Exhibit Description

10	.9*	—	First Amendment to Amended and Restated Employment Agreement of Ian J. McCarthy dated as of February 3, 2006 — incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-Q for the quarter ended March 31, 2006
10	.10*	—	Second Amendment to Amended and Restated Employment Agreement of Ian J. McCarthy dated as of December 31, 2008 — incorporated herein by reference to Exhibit 10.31 of the Company’s Form 10-Q for the quarter ended December 31, 2008
10	.11*	—	Amended and Restated Employment Agreement of Michael H. Furlow dated as of August 6, 2009 — incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended June 30, 2009
10	.12*	—	Employment Agreement effective May 1, 2007 for Allan P. Merrill - incorporated herein by reference to Exhibit 10.01 of the Company’s Form 8-K filed on April 24, 2007
10	.13*	—	First Amendment to Employment Agreement effective December 31, 2008 for Allan P. Merrill — incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarter ended December 31, 2008
10	.14*	—	Amended and Restated Supplemental Employment Agreement of Ian J. McCarthy dated as of February 3, 2006 — incorporated herein by reference to Exhibit 10.1of the Company’s Form 10-Q for the quarter ended March 31, 2006
10	.15*	—	First Amendment to Amended and Restated Supplemental Employment Agreement of Ian J. McCarthy effective December 31, 2008 — incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarter ended December 31, 2008
10	.16*	—	Amended and Restated Supplemental Employment Agreement of Michael H. Furlow dated as of August 6, 2009 — incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended June 30, 2009
10	.17*	—	Change of Control Employment Agreement effective May 1, 2007 for Allan P. Merrill — incorporated herein by reference to Exhibit 10.02 of the Company’s Form 8-K filed on April 24, 2007
10	.18*	—	First Amendment to Change of Control Employment Agreement effective December 31, 2008 for Allan P. Merrill — incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-Q for the quarter ended December 31, 2008
10	.19*	—	Change of Control Agreement for Robert L. Salomon effective February 29, 2008 incorporated herein by reference to Exhibit 10.19 of the Company’s form 10-K for the fiscal year ended September 30, 2010
10	.20*	—	Employment Letter for Kenneth F. Khoury effective January 5, 2009 — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended December 31, 2008
10	.21*	—	Change of Control Agreement for Kenneth F. Khoury effective December 5, 2008 — incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended December 31, 2008
10	.22*	—	Form of Performance Shares Award Agreement dated as of February 2, 2006 — incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-Q for the quarter ended March 31, 2006
10	.23*	—	Form of Award Agreement dated as of February 2, 2006 — incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q for the quarter ended March 31, 2006 (File No. 001-12822)
10	.24*	—	2005 Executive Value Created Incentive Plan — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 9, 2005
10	.25*	—	Form of Indemnification Agreement — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 1, 2008
10.26		—	Credit Agreement dated as of July 25, 2007 between the Company, the lenders thereto, and Wachovia Bank, National Association, as Agent, BNP Paribas, The Royal Bank of Scotland, and Guaranty Bank, as Documentation Agents, Regions Bank, as Senior Managing Agent, and JPMorgan Chase Bank, as Managing Agent — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 26, 2007

Exhibit
Number			Exhibit Description

10.27		—	Waiver and First Amendment, dated as of October 10, 2007, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 11, 2007
10.28		—	Second Amendment, dated October 26, 2007, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 30, 2007
10.29		—	Third Amendment, dated as of August 7, 2008, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 8, 2008
10.30		—	Fourth Amendment, dated as of July 31, 2009, to and under the Credit Agreement, dated as of July 25, 2007, among the Company, the lenders thereto and Wachovia Bank, National Association, as Agent — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2009
10.31		—	Amended and Restated Credit Agreement, dated August 5, 2009, between the Company, the lenders and issuers thereto and CITIBANK, N.A., as Swing Line Lender and Agent — incorporated herein by reference to Exhibit 10.32 of the Company’s Form S-4/A filed on February 23, 2010
10.32		—	Extension and amendment to the Company’s Amended and Restated Credit Agreement, dated as of August 5, 2009, by and between the Company and CITIBANK, N.A. — incorporated herein by reference to the Exhibit 10.1 of the Company’s Form 10-Q for the period ended June 30, 2011
10	.33*	—	2008 Beazer Homes USA, Inc. Deferred Compensation Plan, adopted effective January 1, 2008 — incorporated herein by reference to Exhibit 10.27 of the Company’s Form 10-K for the fiscal year ended September 30, 2007
10	.34*	—	Discretionary Employee Bonus Plan — incorporated herein by reference to Exhibit 10.28 of the Company’s Form 10-K for the fiscal year ended September 30, 2007
10.35		—	2010 Equity Plan — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended March 31, 2010
10.36		—	Form of 2010 Equity Incentive Plan Employee Award Agreement for Option and Restricted Stock Awards — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2010
10.37		—	Form of 2010 Equity Incentive Plan Director Award Agreement for Option and Restricted Stock Awards — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2010
10.38		—	Exchange Agreement among Beazer Homes USA, Inc. and Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd. dated as of January 15, 2010 — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated January 21, 2010
10.39		—	Junior Subordinated Indenture between Beazer Homes USA, Inc. and Wilmington Trust Company, as trustee, dated as of January 15, 2010 — incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated January 21, 2010
10	.40*	—	Employment Agreement by and between the Company and Allan Merrill dated as of June 13, 2011 — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 29, 2011
10	.41*	—	Employment Agreement by and between the Company and Robert L. Salomon dated as of June 13, 2011 — incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 29, 2011
10	.42*	—	Employment Agreement by and between the Company and Kenneth F. Khoury dated as of June 13, 2011 — incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed on August 29, 2011
10.43		—	Separation Agreement by and between Ian J. McCarthy and the Company dated as of June 12, 2011 — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 14, 2011
10.44		—	Release by Ian J. McCarthy to and in favor of the Company dated as of June 12, 2011 — incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 14, 2011

Exhibit
Number		Exhibit Description

10.45	—	Delayed-Draw Term Loan Facility, dated November 16, 2010, among Beazer Homes USA, Inc., Citibank, N.A. and Citigroup Global markets Inc. — incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 18, 2010
10.46	—	Delayed-Draw Term Loan Facility, dated November 16, 2010, among Beazer Homes USA, Inc., Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. — incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on November 18, 2010
21	—	Subsidiaries of the Company
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	—	The following financial statements from Beazer Homes USA, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed on November 15, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

*	Represents a management contract or compensatory plan or arrangement

(c)	Exhibits

Reference is made to Item 15(a)3 above. The following is a list of exhibits, included in item 15(a)3 above, that are filed concurrently with this report.

21	—	Subsidiaries of the Company
23	—	Consent of Deloitte & Touche LLP
31.1	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	—	The following financial statements from Beazer Homes USA, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed on November 15, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

(d)	Financial Statement Schedules

Reference is made to Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beazer Homes USA, Inc.

By:	/s/ Allan P. Merrill
Name:     Allan P. Merrill

Title:	President and Chief Executive Officer

Date: November 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date November 15, 2011	By:	/s/ Brian C. Beazer
Brian C. Beazer, Director and Non-Executive Chairman of the Board

Date November 15, 2011	By:	/s/ Allan P. Merrill
Allan P. Merrill, Director, President and Chief Executive Officer (Principal Executive Officer)

Date November 15, 2011	By:	/s/ Laurent Alpert
Laurent Alpert, Director

Date November 15, 2011	By:	/s/ Peter G. Leemputte
Peter G. Leemputte, Director

Date November 15, 2011	By:	/s/ Norma Provencio
Norma Provencio, Director

Date November 15, 2011	By:	/s/ Larry T. Solari
Larry T. Solari, Director

Date November 15, 2011	By:	/s/ Stephen P. Zelnak
Stephen P. Zelnak, Jr., Director

Date November 15, 2011	By:	/s/ Robert L. Salomon
Robert L. Salomon, Executive Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)