Form 10-Q
period 2011-12-31
BEAZER HOMES USA INC
filed 2012-02-02
CIK 915840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding at January 27, 2012
Common Stock, $0.001 par value	76,384,641 shares

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

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

BEAZER HOMES USA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	September 30, 2011
ASSETS
Cash and cash equivalents	$272,524	$370,403
Restricted cash	277,241	277,058
Accounts receivable (net of allowance of $3,875 and $3,872, respectively)	27,967	28,303
Income tax receivable	3,081	4,823
Inventory
Owned inventory	1,178,237	1,192,380
Land not owned under option agreements	14,625	11,753

Total inventory	1,192,862	1,204,133
Investments in unconsolidated joint ventures	21,489	9,467
Deferred tax assets, net	5,932	2,760
Property, plant and equipment, net	22,589	22,613
Previously owned rental homes, net	17,604	11,347
Other assets	32,568	46,570

Total assets	$1,873,857	$1,977,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$46,395	$72,695
Other liabilities	131,420	212,187
Obligations related to land not owned under option agreements	6,874	5,389
Total debt (net of discounts of $22,278 and $23,243, respectively)	1,488,785	1,488,826

Total liabilities	1,673,474	1,779,097

Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 180,000,000 shares authorized, 76,406,697 and 75,588,396 issued and outstanding, respectively)	76	76
Paid-in capital	626,014	624,750
Accumulated deficit	(425,707)	(426,446)

Total stockholders’ equity	200,383	198,380

Total liabilities and stockholders’ equity	$1,873,857	$1,977,477

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended December 31,
	2011	2010
Total revenue	$188,548	$108,952
Home construction and land sales expenses	162,776	97,051
Inventory impairments and option contract abandonments	3,503	639

Gross profit	22,269	11,262
Commissions	8,371	4,990
General and administrative expenses	28,194	32,503
Depreciation and amortization	2,403	1,905

Operating loss	(16,699)	(28,136)
Equity in (loss) income of unconsolidated joint ventures	(77)	238
Loss on extinguishment of debt	—	(2,902)
Other expense, net	(18,273)	(18,065)

Loss from continuing operations before income taxes	(35,049)	(48,865)
Benefit from income taxes	(35,747)	(593)

Income (loss) from continuing operations	698	(48,272)
Income (loss) from discontinued operations, net of tax	41	(536)

Net income (loss)	$739	$(48,808)

Weighted average number of shares:
Basic	74,165	73,878
Diluted	87,106	73,878
Earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.01	$(0.65)
Basic loss per share from discontinued operations	$—	$(0.01)
Basic earnings (loss) per share	$0.01	$(0.66)
Diluted earnings (loss) per share from continuing operations	$0.01	$(0.65)
Diluted loss per share from discontinued operations	$—	$(0.01)
Diluted earnings (loss) per share	$0.01	$(0.66)

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended December 31
	2011	2010
Cash flows from operating activities:
Net income (loss)	$739	$(48,808)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,424	1,967
Stock-based compensation expense	1,279	2,911
Inventory impairments and option contract abandonments	3,535	921
Deferred and other income tax (benefit) provision	(36,065)	65
Provision for doubtful accounts	3	9
Excess tax benefit from equity-based compensation	4	1,557
Equity in loss (income) of unconsolidated joint ventures	106	(63)
Cash distributions of income from unconsolidated joint ventures	—	38
Loss on extinguishment of debt	—	1,967
Changes in operating assets and liabilities:
Decrease in accounts receivable	333	5,092
Decrease in income tax receivable	1,742	1,719
Decrease (increase) in inventory	12,097	(47,566)
Decrease in other assets	1,485	663
Decrease in trade accounts payable	(26,300)	(21,108)
Decrease in other liabilities	(32,448)	(36,342)
Other changes	(21)	(65)

Net cash used in operating activities	(71,087)	(137,043)

Cash flows from investing activities:
Capital expenditures	(8,636)	(2,405)
Investments in unconsolidated joint ventures	(477)	(1,106)
Increases in restricted cash	(672)	(32,819)
Decreases in restricted cash	489	1,395

Net cash used in investing activities	(9,296)	(34,935)

Cash flows from financing activities:
Repayment of debt	(1,522)	(185,696)
Proceeds from issuance of new debt	—	246,387
Proceeds from issuance of cash secured loan	—	32,591
Debt issuance costs	(97)	(5,060)
Settlement of unconsolidated JV debt obligation	(15,862)	—
Common stock redeemed	(11)	(64)
Excess tax benefit from equity-based compensation	(4)	(1,557)

Net cash (used in) provided by financing activities	(17,496)	86,601

Decrease in cash and cash equivalents	(97,879)	(85,377)
Cash and cash equivalents at beginning of period	370,403	537,121

Cash and cash equivalents at end of period	$272,524	$451,744

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (Beazer Homes or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. Certain items in prior period financial statements have been reclassified to conform to the current presentation. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in the Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the 2011 Annual Report). Over the past few years, we have discontinued homebuilding operations in certain of our markets. Results from our title services business and our exit markets are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented (see Note 15 for further discussion of our Discontinued Operations). Our net income (loss) is equivalent to comprehensive income. We evaluated events that occurred after the balance sheet date but before the financial statements were issued or were available to be issued for accounting treatment and disclosure.

Inventory Valuation — We assess our inventory assets no less than quarterly for recoverability in accordance with the policies as described in Notes 1 and 4 to the consolidated financial statements in our 2011 Annual Report. Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. For those communities for which construction and development activities are expected to occur in the future or have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We record assets held for sale at the lower of the carrying value or fair value less costs to sell.

Other Liabilities. Other liabilities include the following:

(In thousands)	December 31, 2011	September 30, 2011
Income tax liabilities	$22,260	$55,093
Accrued warranty expenses	17,414	17,916
Accrued interest	18,825	39,478
Accrued and deferred compensation	21,060	27,427
Customer deposits	5,169	5,868
Other	46,692	66,405

Total	$131,420	$212,187

Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standard Board (FASB) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption of ASU 2011-04 effective with our second quarter of fiscal 2012 will not have a material effect on our operating results or financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. The adoption of ASU 2011-05 will be effective with our fiscal 2013 and is not expected to have a material effect on our operating results or financial position.

(2) Supplemental Cash Flow Information

	Three Months Ended December 31,
(In thousands)	2011	2010
Supplemental disclosure of non-cash activity:
Increase (decrease) in obligations related to land not owned under option agreements	$1,485	$(8,395)
(Decrease) increase in future land purchase rights	(11,651)	15,100
Contribution of future land purchase rights to unconsolidated joint venture	11,651	—
Non-cash land acquisitions	—	770
Issuance of stock under deferred bonus stock plans	—	3,258
Supplemental disclosure of cash activity:
Interest payments	50,733	45,461
Income tax payments	179	62
Tax refunds received	1,966	1,824

(3) Investments in Unconsolidated Joint Ventures

As of December 31, 2011, we participated in certain land development joint ventures in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated joint ventures, the total equity and outstanding borrowings of these joint ventures, and our guarantees of these borrowings, as of December 31, 2011 and September 30, 2011:

(In thousands)	December 31, 2011	September 30, 2011
Beazer’s investment in joint ventures	$21,489	$9,467
Total equity of joint ventures	302,947	96,966
Total outstanding borrowings of joint ventures	66,594	394,414
Beazer’s estimate of its maximum exposure to our repayment guarantees	696	17,916

For the three months ended December 31, 2011 and 2010, our (loss) income from joint venture activities, the impairments of our investments in certain of our unconsolidated joint ventures, and the overall equity in (loss) income of unconsolidated joint ventures is as follows:

	Three Months Ended
	December 31,
(In thousands)	2011	2010
Continuing operations:
(Loss) income from joint venture activity	$(77)	$330
Impairment of joint venture investment	—	(92)

Equity in (loss) income of unconsolidated joint ventures	$(77)	$238

Reported in income (loss) from discontinued operations, net of tax:
Loss from joint venture activity	$—	$—
Impairment of joint venture investment	(29)	(175)

Equity in loss of unconsolidated joint ventures - discontinued operations	$(29)	$(175)

South Edge/Inspirada

On December 9, 2010, three lenders filed an involuntary bankruptcy petition against the South Edge joint venture (South Edge), which was granted by the court in February 2011. Effective June 10, 2011, the Company and certain other joint venture members (the Participating Members) entered into a settlement agreement with the administrative agent and the three lenders. Under this agreement, the parties agreed to develop a plan of reorganization for the joint venture. At the same time, the members, the administrative agent and the three lenders entered into an agreement with the Chapter 11 Trustee, under which the Trustee agreed to support the plan of reorganization. Based on the terms of the agreement, the Company paid the lenders $15.9 million during the quarter ended December 31, 2011 under the plan of reorganization.

The plan of reorganization resulted in the formation of a new joint venture called Inspirada, LLC (Inspirada), with the Participating Members constituting the members of the new venture. Inspirada took title to the South Edge assets including its real property and lien rights, and the debt to the lenders was extinguished upon payment by the Inspirada members, including the Company, of their obligations under the plan of reorganization. In connection with these payments by the Inspirada members, all the South Edge repayment guarantees were released. The Participating Members also acquired all claims of the lender and South Edge against the non-Participating Members. In addition to our initial payment, we, as a member of the Inspirada joint venture, will have obligations for future infrastructure and other development costs. At this time, these costs cannot be quantified due to, among other things, uncertainty over the future development configuration of the project and the related costs, market conditions, uncertainty over the remaining infrastructure deposits and previously filed bankruptcies of other joint venture members.

At the current time, there are uncertainties with respect to the location and density of the land we will receive as a result of our investment in Inspirada, the products we will build on such land and the estimated selling prices of such homes. As of September 30, 2011, considering the various potential scenarios and the then current and expected market conditions in the Las Vegas area, we determined that the value of our future land purchase rights under the old South Edge agreement was approximately $11.7 million. As of September 30, 2011, we had recorded $11.7 million to Other Assets representing our future land purchase rights from pursuant to the settlement agreement. As a result of the plan of reorganization and the formation of Inspirada, our right to future land purchases is a component of our investment in Inspirada. As such, we have recorded an investment in Inspirada, which includes the $11.7 million we previously estimated for our future right to purchase land and our current quarter cash contributions to the joint venture, primarily for organization costs. There was no impact to our net income during the current quarter related to these transactions. Because there are uncertainties with respect to development costs, the value of the lien rights or title to our share of the underlying property, we may be required to record adjustments to the carrying value of this Inspirada investment in future periods as better information becomes available.

Guarantees

Our joint ventures typically obtain secured acquisition, development and construction financing. Generally Beazer and our joint venture partners provide varying levels of guarantees of debt and other obligations for our unconsolidated joint ventures. At December 31, 2011, these guarantees included, for certain joint ventures, repayment guarantees and environmental indemnities.

As of December 31, 2011, we and our joint venture partners have a repayment guarantee related to one of our joint venture’s borrowings. This repayment guarantee requires the repayment of all or a portion of the debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowing. Our estimate of Beazer’s maximum exposure to our repayment guarantees related to the outstanding debt of its unconsolidated joint ventures was $0.7 million at December 31, 2011. As of December 31, 2011, $0.7 million has been recorded in Other Liabilities related to our repayment guarantee. We and our joint venture partners also generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the quarters ended December 31, 2011 and 2010, we were not required to make any payments related to environmental indemnities.

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

(4) Inventory

(In thousands)	December 31, 2011	September 30, 2011
Homes under construction	$253,904	$277,331
Development projects in progress	433,306	424,055
Land held for future development	384,938	384,761
Land held for sale	12,054	12,837
Capitalized interest	46,510	45,973
Model homes	47,525	47,423

Total owned inventory	$1,178,237	$1,192,380

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 380 ($72.2 million) and 334 ($59.3 million) completed homes that were not subject to a sales contract (spec homes) at December 31, 2011 and September 30, 2011, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale in Unallocated and Other as of December 31, 2011 included land held for sale in the markets we have decided to exit including Denver, Colorado, Jacksonville, Florida and Charlotte, North Carolina.

Total owned inventory, by reportable segment, is set forth in the table below (in thousands):

	Projects in Progress	Held for Future Development	Land Held for Sale	Total Owned Inventory
December 31, 2011
West Segment	$284,373	$318,825	$3,006	$606,204
East Segment	299,528	42,077	2,348	343,953
Southeast Segment	125,742	24,036	1,675	151,453
Unallocated & Other	71,602	—	5,025	76,627

Total	$781,245	$384,938	$12,054	$1,178,237

September 30, 2011
West Segment	$294,208	$318,732	$2,681	$615,621
East Segment	304,648	41,993	5,056	351,697
Southeast Segment	122,126	24,036	75	146,237
Unallocated	73,800	—	5,025	78,825

Total	$794,782	$384,761	$12,837	$1,192,380

Inventory Impairments. When conducting our community level review for the recoverability of our homebuilding inventories held for development, we establish a quarterly “watch list” of communities with more than 10 homes remaining that carry profit margins in backlog and in our forecast that are below a minimum threshold of profitability. Assets on the quarterly watch list are subject to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information.

In our impairment analyses for the quarter ended December 31, 2011, we have assumed limited market improvements in some communities beginning in fiscal 2013 and continuing improvement in these communities in subsequent years. For any communities scheduled to close out in fiscal 2012, we did not assume any market improvements. The discount rate used may be different for each community and ranged from 14.3% to 17.0% for the communities analyzed in the quarter ended December 31, 2011 and 14.3% to 16.1% for the quarter ended December 31, 2010. The following tables represent the results, by reportable segment of our community level review of the recoverability of our inventory assets held for development as of December 31, 2011 and 2010 ($ in thousands). We have elected to aggregate our disclosure at the reportable segment level because we believe this level of disclosure is most meaningful to the readers of our financial statements. The aggregate undiscounted cash flow fair value as a percentage of book value for the communities represented below is consistent with our expectations given our “watch list” methodology.

		Undiscounted Cash Flow Analyses Prepared
Segment	# of Communities on Watch List	# of Communities	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV
Quarter Ended December 31, 2011
West	7	4	$15,543	96.7%
East	4	1	1,711	100.8%
Southeast	2	—	—	n/a
Other	—	—	—	n/a
Unallocated	—	—	2,044	n/a

Total	13	5	$19,298	97.4%

Quarter Ended December 31, 2010
West	2	1	12,131	103.2%
East	2	1	3,086	104.4%
Southeast	1	—	—	n/a
Other	—	—	—	n/a
Unallocated	—	—	1,070	n/a

Total	5	2	$16,287	103.2%

The table below summarizes the results of our discounted cash flow analysis for the quarter ended December 31, 2011. There were no communities impaired during the quarter ended December 31, 2010. The impairment charges below include impairments taken as a result of these discounted cash flow analyses and also impairment charges recorded for individual homes sold and in backlog with net contribution margins below a minimum threshold of profitability in communities that were not otherwise impaired through our discounted cash flow analyses. The estimated fair value of the impaired inventory is determined immediately after a community’s impairment.

($ in thousands)	Communities Impaired As a Result of Discounted Cash Flow Analyses Prepared
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Period End
Quarter Ended December 31, 2011
West	1	51	$1,966	$6,377
East	—	—	—	—
Southeast	—	—	—	—
Unallocated	—	—	—	—

Continuing Operations	1	51	1,966	6,377
Discontinued Operations	—	—	—	—

Total	1	51	$1,966	$6,377

Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. During these periods, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions in those specific submarkets for the product and locations of these communities. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates based on current market conditions and management’s assumptions relative to future results led to an impairment in one community in our West segment during the quarter ended December 31, 2011. There were no comparable impairments in the quarter ended December 31, 2010. Market deterioration that exceeds our estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if the market continues to deteriorate.

The impairments on land held for sale below represent further write downs of these properties to net realizable value, less estimated costs to sell and are as a result of challenging market conditions and our review of recent comparable transactions. The negative impairments for the quarter ended December 31, 2010 are due to adjustments to accruals for estimated selling costs related to either our strategic decision to develop a previously held-for-sale land position or revised estimates based on pending sales transactions.

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

Also, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as pre-acquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded lot option abandonment charges during the quarters ended December 31, 2011 and 2010 as indicated in the table below. The abandonment charges relate to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan.

The following table sets forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the quarters ended December 31, 2011 and 2010 (in thousands) :

	Quarter Ended December 31,
	2011	2010
Development projects and homes in process (Held for Development)
West	$1,996	$101
East	122	109
Southeast	118	48
Unallocated	48	—

Subtotal	$2,284	$258

Land Held for Sale
West	$—	$(51)
East	—	—
Southeast	208	211

Subtotal	$208	$160

Lot Option Abandonments
West	$2	$43
East	474	90
Southeast	534	88
Unallocated	1	—

Subtotal	$1,011	$221

Continuing Operations	$3,503	$639

Discontinued Operations
Held for Development	$16	$178
Land Held for Sale	—	57
Lot Option Abandonments	16	47

Subtotal	$32	$282

Total Company	$3,535	$921

Lot Option Agreements and Variable Interest Entities (VIE). As previously discussed, we also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $25.3 million at December 31, 2011. This amount includes non-refundable letters of credit of approximately $0.5 million. The total remaining purchase price, net of cash deposits, committed under all options was $200.5 million as of December 31, 2011. We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our remaining option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised.

For the VIEs in which we are the primary beneficiary of the VIE, we have consolidated the VIE and reflected such assets and liabilities as land not owned under option agreements in our balance sheets. For VIEs we were required to consolidate, we recorded the remaining contractual purchase price under the applicable lot option agreement to land not owned under option agreements with an offsetting increase to obligations related to land not owned under option agreements. Also, to reflect the purchase price of this inventory consolidated, we reclassified the related option deposits from land under development to land not owned under option agreement in the accompanying unaudited condensed consolidated balance sheets. Consolidation of these VIEs has no impact on the Company’s results of operations or cash flows. The following provides a summary of our interests in lot option agreements as of December 31, 2011 and September 30, 2011 (in thousands):

	Deposits & Non-refundable Preacquisition Costs Incurred	Remaining Obligation	Land Not Owned - Under Option Agreements
As of December 31, 2011
Consolidated VIEs	$7,165	$3,369	$10,534
Other consolidated lot option agreements (a)	586	3,505	$4,091
Unconsolidated lot option agreements	17,492	193,633	—

Total lot option agreements	$25,243	$200,507	$14,625

As of September 30, 2011
Consolidated VIEs	$6,201	$1,214	$7,415
Other consolidated lot option agreements (a)	164	4,175	4,338
Unconsolidated lot option agreements	13,732	219,841	—

Total lot option agreements	$20,097	$225,230	$11,753

(a)	Represents lot option agreements with non-VIE entities that we have deemed to be “financing arrangements” pursuant to ASC 470-40, Product Financing Arrangements.

(5) Interest

Our ability to capitalize all interest incurred during the three months ended December 31, 2011 and 2010 has been limited by our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended December 31,
	2011	2010
Capitalized interest in inventory, beginning of period	$45,973	$36,884
Interest incurred	32,525	32,366
Capitalized interest impaired	(28)	—
Interest expense not qualified for capitalization and included as other expense	(19,117)	(18,923)
Capitalized interest amortized to house construction and land sales expenses	(12,843)	(6,894)

Capitalized interest in inventory, end of period	$46,510	$43,433

(6) Earnings Per Share

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2011	2010
Income (loss) from continuing operations	$698	$(48,272)
Income (loss) from discontinued operations, net of tax	41	(536)

Net income (loss)	$739	$(48,808)

Weighted average number of shares outstanding - basic	74,165	73,878
Basic earnings (loss) per share from continuing operations	$0.01	$(0.65)
Basic loss per share from discontinued operations	$—	$(0.01)
Basic earnings (loss) per share	$0.01	$(0.66)

	Three Months Ended December 31,
	2011	2010
Diluted:
Income (loss) from continuing operations	$698	$(48,272)
Interest on convertible debt -net of taxes	—	—

Income (loss) from continuing operations for diluted EPS	$698	$(48,272)
Income (loss) from discontinued operations, net of tax for diluted EPS	41	(536)

Income (loss) for diluted EPS	$739	$(48,808)

Weighted average number of shares outstanding - basic	74,165	73,878
Effect of dilutive securities:
Shares issuable upon vesting of performance-based restricted stock	32	—
Shares issuable upon conversion of TEU prepaid stock purchase contracts	12,909	—

Weighted average number of shares outstanding - diluted	87,106	73,878

Diluted earnings (loss) per share from continuing operations	$0.01	$(0.65)
Diluted loss per share from discontinued operations	$—	$(0.01)
Diluted earnings (loss) per share	$0.01	$(0.66)

In computing diluted earnings per share for the three months ended December 31, 2011, 12.5 million common shares issuable upon conversion of our Mandatory Convertible Subordinated Notes and 3.6 million common stock equivalents related to our compensation plans were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect. In computing diluted loss per share for the three months ended December 31, 2010, all common stock equivalents and 25.4 million shares issuable upon conversion of our Mandatory Convertible Subordinated Notes and our TEU prepaid stock purchase contracts were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect.

(7) Borrowings

At December 31, 2011 and September 30, 2011 we had the following long-term debt (in thousands):

	Maturity Date	December 31, 2011	September 30, 2011
6 7/8% Senior Notes	July 2015	172,454	172,454
8 1/8% Senior Notes	June 2016	172,879	172,879
12% Senior Secured Notes	October 2017	250,000	250,000
9 1/8% Senior Notes	June 2018	300,000	300,000
9 1/8% Senior Notes	May 2019	250,000	250,000
TEU Senior Amortizing Notes	August 2013	8,880	10,062
Unamortized debt discounts		(22,278)	(23,243)

Total Senior Notes, net		1,131,935	1,132,152

Mandatory Convertible Subordinated Notes	January 2013	57,500	57,500
Junior subordinated notes	July 2036	50,053	49,537
Cash Secured Loan	November 2017	247,368	247,368
Other secured notes payable	Various Dates	1,929	2,269

Total debt, net		$1,488,785	$1,488,826

Secured Revolving Credit Facility — In July 2011, we entered into an amendment to extend the maturity of our $22 million Secured Revolving Credit Facility to August 2012. The Secured Revolving Credit Facility is provided by one lender. The Secured Revolving Credit Facility provides for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of December 31, 2011, we were in compliance with all such covenants. We have elected to cash collateralize all letters of credit; however, as of December 31, 2011, we have pledged approximately $1.0 billion of inventory assets to our Senior Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of December 31, 2011 or September 30, 2011.

We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our Senior Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $92.1 million. As of December 31, 2011 and September 30, 2011, we have secured letters of credit using cash collateral in restricted accounts totaling $28.5 million and $28.9 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.

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

The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At December 31, 2011, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, certain indentures require us to offer to purchase 10% of the original amount of the Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $62.5 million of notes, based on the original amounts of the applicable notes; however, this amount may be reduced by certain Senior Note repurchases (potentially at less than par) made after the triggering date. As of December 31, 2011, our consolidated tangible net worth was $158.6 million.

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

As of December 31, 2011, we were in compliance with all covenants under our Senior Notes.

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

Junior Subordinated Notes — On June 15, 2006, we completed a private placement of $103.1 million of unsecured junior subordinated notes which mature on July 30, 2036, are redeemable at par and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly. These notes were issued to Beazer Capital Trust I, which simultaneously issued, in a private transaction, trust preferred securities and common securities with an aggregate value of $103.1 million to fund its purchase of these notes. The transaction is treated as debt in accordance with GAAP. The obligations relating to these notes and the related securities are subordinated to the Secured Revolving Credit Facility and the Senior Notes.

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

The aforementioned exchange has been accounted for as an extinguishment of debt as there has been a significant modification of cash flows and, as such, the New Junior Notes were recorded at their estimated fair value at the exchange date. Over the remaining life of the New Junior Notes, we will increase their carrying value until this carrying value equals the face value of the notes. During fiscal 2010, we recorded a pre-tax gain on extinguishment of $53.6 million in connection with this exchange. As of December 31, 2011, the unamortized accretion was $50.7 million and will be amortized over the remaining life of the notes.

As of December 31, 2011, we were in compliance with all covenants under our Junior Notes.

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

The lenders of these facilities may put the outstanding loan balances to the Company at the two or four year anniversaries of the loan. The loan matures in seven years. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our unaudited condensed consolidated balance sheet as of December 31, 2011. We borrowed $32.6 million at inception of the loans. As previously indicated and in order to protect financing capacity available under our covenant refinancing basket related to previous or future debt repayments, we borrowed an additional $214.8 million under the cash secured loan facilities in the quarter ended June 30, 2011. The cash secured loan has an interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing.

Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of December 31, 2011 and September 30, 2011, we had outstanding notes payable of $1.9 million and $2.3 million, respectively, primarily related to land acquisitions. These notes payable expire at during 2012 and had a weighted average fixed rate of 7.135% at December 31, 2011. These notes are secured by the real estate to which they relate.

The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

(8) Income Taxes

For the three months ended December 31, 2011, our non-cash tax benefit from continuing operations was $35.7 million primarily related to a decrease of our prior year’s unrecognized tax benefits. This decrease in our unrecognized tax benefits is the result of tax planning which created certainty in the recognition of $27.1 million of our prior year’s unrecognized tax benefits. In addition, our total income tax benefit includes the decrease in the interest accrual related to this tax benefit.

As of December 31 and September 30, 2011, respectively, we had $2.4 million and $8.2 million of accrued interest and penalties related to our unrecognized tax benefits.

Our federal income tax returns for fiscal years 2007 through 2010, and certain state income tax returns for various fiscal years are under routine examination. The final outcome of these examinations is not yet determinable and therefore the change in our unrecognized tax benefits that could occur within the next 12 months cannot be estimated at this time.

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

Due to a combination of Section 382 limitations and the maximum 20—year carryforward of our NOLs, we will be unable to fully recognize certain deferred tax assets. As a result, as of December 31, 2011, our valuation allowance was $459.9 million and we expect to continue to add to our gross deferred tax assets for anticipated NOLs that will not be limited by Section 382.

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

As of December 31, 2011, our warranty reserves include an estimate for the repair of 60 homes in Florida where certain of our subcontractors installed defective Chinese drywall in homes that were delivered during our 2006 and 2007 fiscal years. As of December 31, 2011, we have completed repairs on approximately 95% of these homes and we are in the process of repairing the remaining homes that we have been given permission to repair. We continue to inspect additional homes in order to determine whether they also contain the defective Chinese drywall. Like most major homebuilders, we contract for many of our construction activities on a turnkey basis, including the purchase and installation of drywall. Therefore, with few exceptions, our contractors purchased the drywall from independent suppliers, and delivered and installed this drywall into Beazer’s homes. Much of this data is unavailable or inconclusive. Accordingly, it is difficult for the Company to determine which suppliers were used by these contractors, which suppliers provided defective Chinese drywall during the time period at issue or what amounts may have been purchased from such suppliers. As a result, it is difficult for the Company to determine which Beazer communities or particular homes had Chinese drywall installed without inspections and, the amount of additional liability, if any, is not reasonably estimable. Therefore, the outcome of inspections in process and potential future inspections or an unexpected increase in repair costs may require us to increase our warranty reserve in the future. In addition, the Company has been named as a defendant in a number of legal actions related to defective Chinese drywall (see Litigation below).

During the quarter ended December 31, 2011, we received an $11 million recovery related to water intrusion warranty and legal expenses incurred in prior years. We recognized this recovery as a reduction of home construction and land sales expenses.

As a result of our analyses, we adjust our estimated warranty liabilities. While we believe that our warranty reserves are adequate as of December 31, 2011, historical data and trends may not accurately predict actual warranty costs or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows (in thousands):

	Three Months Ended December 31,
	2011	2010
Balance at beginning of period	$17,916	$25,821
Accruals for warranties issued	1,487	874
Changes in liability related to warranties existing in prior periods	(107)	(2,000)
Payments made	(1,882)	(3,052)

Balance at end of period	$17,414	$21,643

Litigation

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

On March 14, 2011, the Company and several subsidiaries were named as defendants in a lawsuit filed by Flagstar Bank, FSB in the Circuit Court for the County of Oakland, State of Michigan. The complaint demands approximately $5 million to recover purported losses in connection with 57 residential mortgage loan transactions under theories of breach of contract, fraud/intentional misrepresentation and other similar theories of recovery. On November 21, 2011, plaintiff filed a motion for leave to amend their complaint. Though the court has not yet ruled on that motion, the amended complaint would add 16 loans to plaintiff’s claims and would raise the total demand to approximately $8.7 million. We believe we have strong defenses to the claims on these individual loans and intend to vigorously defend the action. In addition, Beazer Mortgage Corporation (BMC) has received notices from other investors demanding that BMC indemnify them for losses suffered with respect to certain other mortgage loan transactions, largely alleging misrepresentations during the loan origination process. We are currently investigating these claims and are in communication with the investors. To date, including the mortgage loans that are the subject of the lawsuit, we have received active requests to repurchase fewer than 100 mortgage loans from various investors. As previously disclosed, we operated BMC from 1998 through February 2008 to offer mortgage financing to the buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold those loans to investors. Underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. While we have not been required to repurchase any mortgage loans, we have established an immaterial amount as a reserve for the repurchase of mortgage loans originated by BMC. We cannot rule out the potential for additional mortgage loan repurchase claims in the future, although, at this time, we do not believe that the exposure related to any such additional claims would be material to our consolidated financial position or results of operation. As of December 31, 2011, no liability has been recorded for any such additional claims as such exposure is not both probable and reasonably estimable.

On March 15, 2011, a shareholder derivative suit was filed by certain funds affiliated with Teamster Local 237 in the Superior Court of Fulton County, State of Georgia against certain officers and directors of the Company and the Company’s compensation consultants. The complaint alleges breach of fiduciary duties involving decisions regarding executive compensation; specifically that compensation awarded to certain Company executives for the 2010 fiscal year were improper in light of the negative subsequent advisory “say on pay” vote by shareholders at the Company’s 2011 stockholders meeting. On September 16, 2011, the court entered an order and granted the defendants’ motion to dismiss all counts of the complaint. The plaintiffs have filed a notice of appeal and the briefing schedule has not yet been finalized.

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

Other Matters

As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million of which $16 million has been paid as of December 31, 2011. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.

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

We have accrued $16.7 million and $30.4 million in other liabilities related to litigation and other matters, excluding warranty, as of December 31, 2011 and September 30, 2011, respectively. The amount accrued as of September 30, 2011 included $15.7 million related to the South Edge settlement obligation that was paid during the quarter ended December 31, 2011 (see Note 3 for additional information).

We had outstanding letters of credit and performance bonds of approximately $28.5 million and $165.6 million, respectively, at December 31, 2011 related principally to our obligations to local governments to construct roads and other improvements in various developments. Our outstanding letters of credit include $0.5 million relating to our land option contracts.

(10) Fair Value Measurements

As of December 31, 2011, we had no assets or liabilities in our unaudited condensed consolidated balance sheets that were required to be measured at fair value on a recurring basis. Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.

The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the three months ended December 31, 2011 and 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Three Months Ended December 31, 2011:
Development projects in progress	—	—	6,377	6,377
Land held for sale	—	—	1,600	1,600
Joint venture investments	—	—	—	—
Three Months Ended December 30, 2010:
Development projects in progress	—	—	—	—
Land held for sale	—	—	6,708	6,708
Joint venture investments	—	—	—	—

As previously disclosed, we review our long-lived assets, including inventory for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair values of our investments in unconsolidated joint ventures are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. During the three months ended December 31, 2011, we recorded total impairments, including discontinued operations, of $2.3 million, $0.2 million and $29,000 for development projects in progress, land held for sale and joint venture investments, respectively. During the three months ended December 31, 2010, we recorded total impairments, including discontinued operations, of $0.2 million, and $0.3 million land held for sale and joint venture investments, respectively. See Notes 1, 3 and 4 for additional information related to the fair value accounting for the assets listed above. Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter.

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

Obligations related to land not owned under option agreements are recorded at estimated fair value. The carrying values and estimated fair values of other financial assets and liabilities were as follows (in thousands):

	As of December 31, 2011		As of September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,131,935	$915,741	$1,132,152	$856,634
Mandatory Convertible Subordinated Notes	57,500	30,360	57,500	22,747
Junior Subordinated Notes	50,053	50,053	49,537	49,537

	$1,239,488	$996,154	$1,239,189	$928,918

The estimated fair values shown above for our publicly held Senior Notes and Mandatory Convertible Subordinated Notes have been determined using quoted market rates. Since there is no trading market for our junior subordinated notes, the fair value of these notes is estimated by discounting scheduled cash flows through maturity. The discount rate is estimated using market rates currently being offered on loans with similar terms and credit quality. Judgment is required in interpreting market data to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.

(11) Stock-based Compensation

For the three months ended December 31, 2011, our total stock-based compensation, included in general and administrative expenses (G&A), was approximately $1.3 million ($0.8 million net of tax). The fair value of each option/stock-based stock appreciation right (SSAR) grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance-based, nonvested stock grant is estimated on the date of grant using the Monte Carlo valuation method. The cash-settled component of any awards granted to employees are accounted for as a liability award and the liability is adjusted to fair value each reporting period until vested. Non-performance based, nonvested stock is valued based on the market price of the common stock on the date of the grant.

During the three months ended December 31, 2011 and 2010, employees surrendered 6,518 and 15,080 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $11,000 and $64,000 for the three months ended December 31, 2011 and 2010, respectively.

Stock Options: We used the following assumptions for our options granted during the three months ended December 31, 2011:

Expected life of options	5.0 years
Expected volatility	44.77%
Expected discrete dividends	—
Weighted average risk-free interest rate	0.90%
Weighted average fair value	$0.86

The expected volatility is based on the historic returns of our stock and the implied volatility of our publicly-traded options. We assumed no dividends would be paid since our Board of Directors has suspended payment of dividends indefinitely and payment of dividends is restricted under our Senior Note covenants. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant and we have relied upon a combination of the observed exercise behavior of our prior grants with similar characteristics, the vesting schedule of the current grants, and an index of peer companies with similar grant characteristics to determine the expected life of the options.

The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. At December 31, 2011, our SSAR/stock options outstanding had an intrinsic value of $0.2 million. The intrinsic value of SSARs/stock options vested and expected to vest in the future was $0.2 million. The SSARS/stock options vested and expected to vest in the future had a weighted average expected life of 3.2 years. There was no aggregate intrinsic value of exercisable SSARs/stock options as of December 31, 2011.

The following table summarizes stock options and SSARs outstanding as of December 31, 2011, as well as activity during the three months then ended:

	Three Months Ended December 31, 2011
	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	1,876,238	$9.77
Granted	547,536	2.16
Expired	(3,468)	38.06
Forfeited	(59,424)	5.01

Outstanding at end of period	2,360,882	$8.08

Exercisable at end of period	811,912	$12.82

Vested or expected to vest in the future	2,331,989	$8.12

Nonvested Stock Awards: Compensation cost arising from nonvested stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of December 31, 2011 and September 30, 2011, there was $4.4 million and $4.0 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at December 31, 2011 is expected to be recognized over a weighted average period of 1.8 years.

During the quarter ended December 31, 2011, we issued 547,536 shares of performance-based restricted stock (Performance Shares) to our executive officers and certain corporate employees. Each Performance Share represents a contingent right to receive one share of the Company’s common stock if vesting is satisfied at the end of the three-year performance period. The number of shares that will vest at the end of the three-year performance period will depend upon the level to which the following two performance criteria are achieved 1) Beazer’s total shareholder return (TSR) relative to a group of peer companies and 2) the compound annual growth rate (CAGR) during the three-year performance period of Beazer common stock. The target number of Performance Shares that vest may be increased by up to 50% based on the level of achievement of the above criteria as defined in the award agreement. Payment for Performance Shares in excess of the target number (547,536) will be settled in cash. Any portion of the Performance Shares that do not vest at the end of the period will be forfeited. The grants of the performance-based, nonvested stock were valued using the Monte Carlo valuation method and had an estimated fair value of $1.13 per share, a portion of which is attributable to the potential cash-settled liability aspect of the grant which is included in Other Liabilities.

A Monte Carlo simulation model requires the following inputs: 1) expected dividend yield on the underlying stock, 2) expected price volatility of the underlying stock, 3) risk-free interest rate for the period corresponding with the expected term of the award and 4) fair value of the underlying stock. For the Company and each member of the peer group, the following inputs were used, as applicable, in the Monte Carlo simulation model to determine the fair value as of the grant date for the Performance Shares: 0% dividend yield for the Company, expected price volatility ranging from 36.0% to 61.1% and a risk-free interest rate of 0.43%. The methodology used to determine these assumptions is similar to that for the Black-Scholes Model used for stock option grants discussed above; however the expected term is determined by the model in the Monte Carlo simulation.

Activity relating to nonvested stock awards, including the Performance Shares for the three months ended December 31, 2011 is as follows:

	Three Months Ended December 31, 2011
	Shares	Weighted Average Grant Date Fair Value
Beginning of period	1,440,397	$6.77
Granted	870,146	1.39
Vested	(28,241)	4.99
Forfeited	(45,327)	5.07

End of period	2,236,975	$4.74

(12) Segment Information

We have three homebuilding segments operating in 16 states and beginning in the second quarter of fiscal 2011, we introduced our Pre-Owned Homes division which now operates in Arizona and Nevada. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues from our Pre-Owned segment are derived from the rental and ultimate sale of previously owned homes purchased and improved by the Company. Our reportable segments have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. During the third quarter of fiscal 2011, in order to further optimize capital and resource allocations and based on our evaluation of both external market factors and our position in each market, we decided to discontinue our homebuilding operations in Northwest Florida. As a result, the information below for continuing operations and the Southeast segment, excludes results from our Northwest Florida market. The reportable homebuilding segments and all other homebuilding operations, not required to be reported separately, include operations conducting business in the following states:

West: Arizona, California, Nevada and Texas

East: Delaware, Indiana, Maryland, New Jersey, New York, Pennsylvania, Tennessee (Nashville) and Virginia

Southeast: Florida, Georgia, North Carolina (Raleigh) and South Carolina

Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding, land sale and other revenues less home construction, land development and land sales expense, commission expense, depreciation and amortization and certain general and administrative expenses which are incurred by or allocated to our homebuilding segments. Operating income for our Pre-Owned segment is defined as rental and home sale revenues less home repairs and operating expenses, home sales expense, depreciation and amortization and certain general and administrative expenses which are incurred by or allocated to the segment. The accounting policies of our segments are those described in Note 1 above and Note 1 to our consolidated financial statements in our 2011 Annual Report. The following information is in thousands:

	Three Months Ended December 31,
	2011	2010
Revenue
West	$70,777	$39,548
East	81,818	50,214
Southeast	35,568	19,190
Pre-Owned	385	—

Continuing Operations	$188,548	$108,952

	Three Months Ended December 31,
	2011	2010
Operating income/(loss)
West	$(591)	$(3,172)
East	806	60
Southeast	785	(1,107)
Pre-Owned	(138)	—

Segment total	862	(4,219)
Corporate and unallocated (a)	(17,561)	(23,917)

Total operating loss	(16,699)	(28,136)

Equity in (loss) income of unconsolidated joint ventures	(77)	238
Loss on extinguishment of debt	—	(2,902)
Other expense, net	(18,273)	(18,065)

Loss from continuing operations before income taxes	$(35,049)	$(48,865)

	Three Months Ended December 31,
	2011	2010
Depreciation and amortization
West	$780	$552
East	505	503
Southeast	339	119
Pre-Owned	119	—

Segment total	1,743	1,174

Corporate and unallocated (a)	660	731

Continuing Operations	$2,403	$1,905

	Three Months Ended December 31,
	2011	2010
Capital Expenditures
West	$675	$684
East	815	486
Southeast	626	415
Pre-Owned (b)	6,375	—
Corporate and unallocated	145	820

Consolidated total	$8,636	$2,405

	December 31, 2011	September 30, 2011
Assets
West	$644,058	$649,057
East	356,274	372,984
Southeast	165,865	162,135
Pre-Owned (b)	19,146	12,315
Corporate and unallocated (c)	688,514	780,986

Consolidated total	$1,873,857	$1,977,477

(a)	Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. For the quarter ended December 31, 2011, corporate and unallocated also includes an $11 million recovery related to old water intrusion warranty and related legal expenditures.
(b)	Pre-owned assets include the cost of previously owned homes, net of accumulated depreciation, totaling $17.6 million (178 homes) and $11.3 million (120 homes) as of December 31, 2011 and September 30, 2011, respectively. Capital expenditures represent the purchase of previously owned homes during the quarter.
(c)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other corporate items that are not allocated to the segments.

(13) Pre-owned Homes Business

Beazer began its pre-owned homes business for the purpose of acquiring, improving, renting and ultimately reselling, previously owned homes within select communities in markets in which we operate. We purchased our first home in March 2011. As of December 31, 2011, we owned 178 homes in Arizona and Nevada, of which 123 were leased. The cost, net of accumulated depreciation, of the previously owned homes acquired by our pre-owned homes business was $17.6 million and is reported separately and excluded from inventory. These assets are depreciated over the asset’s estimated remaining useful life. For the quarter ended December 31, 2011, our pre-owned homes business generated $385,000 of revenue and had an operating loss of $138,000.

(14) Supplemental Guarantor Information

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

Beazer Homes USA, Inc.

Unaudited Consolidating Balance Sheet Information

December 31, 2011

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$272,869	$1,882	$1,175	$(3,402)	$272,524
Restricted cash	276,933	308	—	—	277,241
Accounts receivable (net of allowance of $3,875)	—	27,962	5	—	27,967
Income tax receivable	3,081	—	—	—	3,081
Owned inventory	—	1,178,237	—	—	1,178,237
Consolidated inventory not owned	—	14,625	—	—	14,625
Investments in unconsolidated joint ventures	773	20,716	—	—	21,489
Deferred tax assets, net	5,932	—	—	—	5,932
Property, plant and equipment, net	—	22,589	—	—	22,589
Previously owned rental homes, net	—	17,604	—	—	17,604
Investments in subsidiaries	119,488	—	—	(119,488)	—
Intercompany	1,031,163	—	3,019	(1,034,182)	—
Other assets	17,684	12,954	1,930	—	32,568

Total assets	$1,727,923	$1,296,877	$6,129	$(1,157,072)	$1,873,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$46,395	$—	$—	$46,395
Other liabilities	39,567	89,154	2,699	—	131,420
Intercompany	1,117	1,036,467	—	$(1,037,584)	—
Obligations related to land not owned under option agreements	—	6,874	—	—	6,874
Total debt (net of discounts of $22,278)	1,486,856	1,929	—	—	1,488,785

Total liabilities	1,527,540	1,180,819	2,699	$(1,037,584)	1,673,474

Stockholders’ equity	200,383	116,058	3,430	(119,488)	200,383

Total liabilities and stockholders’ equity	$1,727,923	$1,296,877	$6,129	$(1,157,072)	$1,873,857

Beazer Homes USA, Inc.

Unaudited Consolidating Balance Sheet Information

September 30, 2011

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$360,723	$10,488	$418	$(1,226)	$370,403
Restricted cash	276,678	380	—	—	277,058
Accounts receivable (net of allowance of $3,872)	—	28,292	11	—	28,303
Income tax receivable	4,823	—	—	—	4,823
Owned inventory	—	1,192,380	—	—	1,192,380
Consolidated inventory not owned	—	11,753	—	—	11,753
Investments in unconsolidated joint ventures	773	8,694	—	—	9,467
Deferred tax assets	2,760	—	—	—	2,760
Property, plant and equipment, net	—	22,613	—	—	22,613
Previously owned rental homes, net	—	11,347	—	—	11,347
Investments in subsidiaries	100,996	—	—	(100,996)	—
Intercompany	1,013,753	—	4,773	(1,018,526)	—
Other assets	18,550	25,190	2,830	—	46,570

Total assets	$1,779,056	$1,311,137	$8,032	$(1,120,748)	$1,977,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$72,695	$—	$—	$72,695
Other liabilities	93,047	116,210	2,930	—	212,187
Intercompany	1,072	1,018,680	—	(1,019,752)	—
Obligations related to consolidated inventory not owned	—	5,389	—	—	5,389
Total debt (net of discounts of $23,243)	1,486,557	2,269	—	—	1,488,826

Total liabilities	1,580,676	1,215,243	2,930	(1,019,752)	1,779,097

Stockholders’ equity	198,380	95,894	5,102	(100,996)	198,380

Total liabilities and stockholders’ equity	$1,779,056	$1,311,137	$8,032	$(1,120,748)	$1,977,477

Beazer Homes USA, Inc.

Unaudited Consolidating Statement of Operations Information

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2011
Total revenue	$—	$188,548	$220	$(220)	$188,548
Home construction and land sales expenses	12,843	150,153	—	(220)	162,776
Inventory impairments and option contract abandonments	28	3,475	—		3,503

Gross (loss) profit	(12,871)	34,920	220	—	22,269
Commissions	—	8,371	—	—	8,371
General and administrative expenses	—	28,166	28	—	28,194
Depreciation and amortization	—	2,403	—	—	2,403

Operating (loss) income	(12,871)	(4,020)	192	—	(16,699)
Equity in loss of unconsolidated joint ventures	—	(77)	—	—	(77)
Other (expense) income, net	(19,117)	834	10	—	(18,273)

(Loss) income before income taxes	(31,988)	(3,263)	202	—	(35,049)
(Benefit from) provision for income taxes	(12,434)	(23,383)	70	—	(35,747)
Equity in income of subsidiaries	20,252	—	—	(20,252)	—

Income from continuing operations	698	20,120	132	(20,252)	698
Income (loss) from discontinued operations		44	(3)	—	41
Equity in income of subsidiaries	41		—	(41)	—

Net income	$739	$20,164	$129	$(20,293)	$739

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2010
Total revenue	$—	$108,952	$251	$(251)	$108,952
Home construction and land sales expenses	6,894	90,408	—	(251)	97,051
Inventory impairments and option contract abandonments	—	639	—		639

Gross (loss) profit	(6,894)	17,905	251	—	11,262
Commissions	—	4,990	—	—	4,990
General and administrative expenses	—	32,471	32	—	32,503
Depreciation and amortization	—	1,905	—	—	1,905

Operating (loss) income	(6,894)	(21,461)	219	—	(28,136)
Equity in income of unconsolidated joint ventures	—	238	—	—	238
Loss on extinguishment of debt	(2,902)	—	—	—	(2,902)
Other (expense) income, net	(18,923)	831	27	—	(18,065)

(Loss) income before income taxes	(28,719)	(20,392)	246	—	(48,865)
(Benefit from) provision for income taxes	(11,163)	10,484	86	—	(593)
Equity in (loss) income of subsidiaries	(30,716)	—	—	30,716	—

(Loss) income from continuing operations	(48,272)	(30,876)	160	30,716	(48,272)
Loss from discontinued operations	—	(533)	(3)	536	—
Equity in loss of subsidiaries	(536)	—	—	—	(536)

Net (loss) income	$(48,808)	$(31,409)	$157	$31,252	$(48,808)

Beazer Homes USA, Inc.

Unaudited Consolidating Statements of Cash Flow Information

(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
For the three months ended December 31, 2011
Net cash (used in) provided by operating activities	$(105,844)	$33,963	$794	$—	$(71,087)

Cash flows from investing activities:
Capital expenditures	—	(8,636)	—	—	(8,636)
Investments in unconsolidated joint ventures	—	(477)	—	—	(477)
Increases in restricted cash	(255)	(417)	—	—	(672)
Decreases in restricted cash	—	489	—	—	489

Net cash used in investing activities	(255)	(9,041)	—	—	(9,296)

Cash flows from financing activities:
Repayment of debt	(1,181)	(341)	—	—	(1,522)
Settlement of unconsolidated JV debt obligations	—	(15,862)	—	—	(15,862)
Debt issuance costs	(97)	—	—	—	(97)
Common stock redeemed	(11)	—	—	—	(11)
Excess tax benefit from equity-based compensation	(4)	—	—	—	(4)
Dividends paid	(1,800)	—	1,800	—	—
Advances to/from subsidiaries	(21,338)	(17,325)	(1,837)	(2,176)	—

Net cash (used in) provided by financing activities	(18,245)	(33,528)	(37)	(2,176)	(17,496)

(Decrease) increase in cash and cash equivalents	(87,854)	(8,606)	757	(2,176)	(97,879)
Cash and cash equivalents at beginning of period	360,723	10,488	418	(1,226)	370,403

Cash and cash equivalents at end of period	$272,869	$1,882	$1,175	$(3,402)	$272,524

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
For the three months ended December 31, 2010
Net cash used in operating activities	$(26,880)	$(110,063)	$(100)	$—	$(137,043)

Cash flows from investing activities:
Capital expenditures	—	(2,405)	—	—	(2,405)
Investments in unconsolidated joint ventures	—	(1,106)	—	—	(1,106)
Increases in restricted cash	(32,708)	(111)	—	—	(32,819)
Decreases in restricted cash	1,134	261	—	—	1,395

Net cash used in investing activities	(31,574)	(3,361)	—	—	(34,935)

Cash flows from financing activities:
Repayment of debt	(185,578)	(118)	—	—	(185,696)
Proceeds from issuance of new debt	246,387	—	—	—	246,387
Proceeds from issuance of cash secured loan	32,591	—	—	—	32,591
Debt issuance costs	(5,060)	—	—	—	(5,060)
Common stock redeemed	(64)	—	—	—	(64)
Excess tax benefit from equity-based compensation	(1,557)	—	—	—	(1,557)
Advances to/from subsidiaries	(103,603)	105,650	5	(2,052)	—

Net cash (used in) provided by financing activities	(16,884)	105,532	5	(2,052)	86,601

Decrease in cash and cash equivalents	(75,338)	(7,892)	(95)	(2,052)	(85,377)
Cash and cash equivalents at beginning of period	530,847	8,343	200	(2,269)	537,121

Cash and cash equivalents at end of period	$455,509	$451	$105	$(4,321)	$451,744

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

We have classified the results of operations of our title services and our exit markets as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of December 31, 2011 or September 30, 2011. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of operations. The results of our discontinued operations in the unaudited condensed Consolidated Statements of Operations for the quarters ended December 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended December 31,
	2011	2010
Total revenue	$3,196	$5,968
Home construction and land sales expenses	2,788	4,537
Inventory impairments and lot option abandonments	32	282

Gross profit	376	1,149
Commissions	158	406
Selling, general and administrative expenses	517	1,051
Depreciation and amortization	21	62

Operating loss	(320)	(370)
Equity in loss of unconsolidated joint ventures	(29)	(175)
Other (loss) income, net	(9)	3

Loss from discontinued operations before income taxes	(358)	(542)
Benefit from income taxes	(399)	(6)

Income (loss) from discontinued operations, net of tax	$41	$(536)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Executive Overview and Outlook

During the past few months, we are encouraged by increased traffic visiting our communities. We continue to believe that many potential homebuyers recognize that home prices and home ownership costs are very low compared to historical levels, and that for a number of them, it would be less expensive to be a home owner than an apartment renter. However, many of these potential homebuyers and, therefore, the demand for new homes are still restrained by fears of a weak economy. The national economic environment continues to be a challenge and is characterized by high unemployment levels, an unstable job market, moderate spending in limited categories and the limited availability of mortgage credit. The mortgage environment is mired by complex issues including unprecedented underwriting processes and changing regulations. As a result, many originators are acting inconsistently, further complicating the mortgage process and limiting the availability of financing. These factors make converting this increased traffic into increased sales and closings challenging.

We continue to remain disciplined in our approach to the business and we are committed to meeting these challenges and bringing the Company back to sustained profitability by:

•	Increasing our sales per community without simply lowering prices;

•	Gradually increasing our active communities;

•	Generating increased contribution margins as our sales per community improve and as we benefit from additional communities; and

•	Keeping our overhead costs under control.

We have confidence in the eventual growth prospects for our business and expect to maintain a significant liquidity position. During the quarter ended December 31, 2011, we elected to concentrate our efforts on increasing sales in our current communities and, as a result, we did not aggressively pursue new land deals during this quarter. Further, to generate the sales in and drive contribution from some of our more challenged markets, we may take actions that result in lower margins in the short-term. These actions are in an effort to position the Company to return to sustained profitability in the future.

Additionally, the significant flexibility inherent within our capital structure provides us with a variety of options to employ should future conditions warrant, such as issuing securities under our $750 million shelf registration. There can be no assurances that we will be able to complete any such transactions in the future on favorable terms or at all.

While our visibility into the economic conditions for the remainder of fiscal 2012 is limited, we believe that we will benefit from the current increased traffic trends and projected population growth and increases in housing starts in the coming years. In the meantime, we are taking the steps necessary to drive improvement in homebuilding operations, while maintaining an efficient cost structure, looking for new opportunities to generate profits and investing for future growth, all with the intention to accelerate our return to profitability.

Critical Accounting Policies: Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. As disclosed in our 2011 Annual Report, our most critical accounting policies relate to inventory valuation (inventory held for development and land held for sale), homebuilding revenues and costs, warranty reserves, investments in unconsolidated joint ventures and income tax valuation allowances. Since September 30, 2011, there have been no significant changes to those critical accounting policies.

Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters.

RESULTS OF CONTINUING OPERATIONS:

	Three Months Ended December 31,
($ in thousands)	2011	2010
Revenues:
Homebuilding	$186,852	$108,639
Land sales and other	1,696	313

Total	$188,548	$108,952

Gross profit:
Homebuilding	$21,352	$10,951
Land sales and other	917	311

Total	$22,269	$11,262

Gross margin:
Homebuilding	11.4%	10.1%
Land sales and other	54.1%	99.4%
Total	11.8%	10.3%
Commissions	8,371	4,990
General and administrative (G&A) expenses:	$28,194	$32,503
G&A as a percentage of total revenue	15.0%	29.8%
Depreciation and amortization	$2,403	$1,905
Equity in income (loss) of unconsolidated joint ventures from:
(Loss) income from joint venture activity	$(77)	$330
Impairment of joint venture investments	—	(92)

Equity in (loss) income of unconsolidated joint ventures	$(77)	$238

Loss on extinguishment of debt	$—	$(2,902)

Items impacting comparability between periods

The following items impact the comparability of our results of operations between the three months ended December 31, 2011 and 2010: inventory impairments and abandonments, warranty recoveries, certain general and administrative costs and loss on extinguishment of debt. In addition, during the third quarter of fiscal 2011, we decided to discontinue homebuilding operations in our Northwest Florida market. We have reclassified the previously reported operating results of this operation for all periods presented to discontinued operations.

Inventory Impairments and Abandonments. Gross margins for the quarter ended December 31, 2011 were negatively impacted by an increase in non-cash pre-tax inventory impairments and option contract abandonments from $0.6 million in the first quarter of fiscal 2011 to $3.5 million in fiscal 2012. The projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates. The $2.3 million of impairments recorded on our held for development inventory primarily from our decision to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions and the impact of certain market-specific increased costs. Specifically, during the first quarter of fiscal 2012, in certain of our markets we further reduced prices or increased sales incentives to drive absorption in response to overall market conditions and the desire to capture prospective homebuyers who, absent the price reductions, appear to lack an urgency to buy and have lengthened their decision-making processes. In future periods, we may again determine that it is prudent to reduce sales prices, further increase sales incentives or reduce absorption rates which may lead to additional impairments, which could be material.

The impairments on land held for sale were approximately $0.2 million in both quarters ended December 31, 2011 and 2010 and represent further write downs of certain properties to net realizable value, less estimated costs to sell and are a result of our review of recent comparable transactions.

In addition, over the past few years, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as pre-acquisition costs. During the quarters ended December 31, 2011 and 2010, we recorded $1.0 million and $0.2 million of abandonment charges related to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan.

The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the three months ended December 31, 2011 and 2010 (in thousands):

	Quarter Ended December 31,
	2011	2010
West	$1,998	$93
East	596	199
Southeast	860	347
Unallocated	49	—

Continuing Operations	$3,503	$639

The estimated fair value of our impaired inventory at each period end, the number of lots and number of communities impaired in each period are set forth in the table below as follows ($ in thousands).

	Estimated Fair Value of Impaired				Communities
Quarter Ended	Inventory at Period End		Lots Impaired		Impaired
	2011	2010	2011	2010	2011	2010
December 31	$6,377	$—	51	—	1	—

Gross Profit. Total gross profit for the three months ended December 31, 2011 and 2010 include warranty recoveries of $11.0 million and $1.4 million, respectively. Excluding these warranty items, total gross profit would have been $11.3 million for the quarter ended December 31, 2011 as compared to $9.9 million in the prior year. Additional disclosure of these items is included in the discussion of Homebuilding Gross Profit below.

Commissions. Commission expense includes amounts due to internal sales associates and to external real estate agents, if applicable, related to homes closed during their period. The increase in commissions from prior year is primarily due to the increase in homebuilding revenues.

General and Administrative Expense Items. The decrease in G&A expense for the three months ended December 31, 2011 as compared to the prior year is primarily related to the impact of prior cost reductions realized related to headcount and office space reductions and management changes.

Joint Venture Impairment Charges. As a result of the further deterioration of economic conditions in certain of our markets and the settlement of debt obligations of certain of our unconsolidated joint ventures, we recorded impairments in certain of our unconsolidated joint ventures totaling $0.1 million for the three months ended December 31, 2010 (see Note 3 to the unaudited condensed consolidated financial statements where further discussed). If these adverse market conditions continue or worsen, we may have to take further impairments of our investments in these joint ventures that may have a material adverse effect on our financial position and results of operations.

Loss on Extinguishment of Debt. During the three months ended December 30, 2010, we redeemed or repurchased in open market transactions an aggregate of $184.5 million of our outstanding Senior Notes for an aggregate purchase price of $185.4 million, plus accrued and unpaid interest as of the purchase date. These transactions resulted in a loss on extinguishment of debt of $2.9 million, net of unamortized discounts and debt issuance costs related to these notes. We did not repurchase any Senior Notes during the quarter ended December 31, 2011.

Other expense, net. For the three months ended December 31, 2011 and 2010, other expense, net includes $19.1 million and $18.9 million, respectively, of interest expense not qualified for capitalization.

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

Our overall effective tax rates from continuing operations were 102.0%, and 1.2% for the three months ended December 31, 2011 and 2010, respectively. The change in our effective tax rate for the three months ended December 31, 2011, was primarily attributable to tax planning which created certainty in the recognition of some of our prior year’s unrecognized tax benefits.

Discontinued Operations. We have classified the results of operations of our title services and our exit markets as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the periods presented. All statement of operations information in the table above and the management discussion and analysis that follow exclude the results of discontinued operations. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows or the unaudited condensed consolidated balance sheets. See Note 15 to the unaudited condensed consolidated financial statements for additional information related to our discontinued operations. Selected operating data related to discontinued operations is as follows:

	Three Months Ended
	December 31,
($ in thousands)	2011	2010
Closings	15	30
New Orders	—	19
Homebuilding revenues	$3,196	$5,524
Land and lot sale revenues	—	435
Mortgage & title revenues	—	9

Total revenue	$3,196	$5,968

Three Month Period Ended December 31, 2011 Compared to the Three Month Period Ended December 31, 2010

Segment Results – Continuing Operations

Unit Data by Segment

	New Orders, net			Cancellation Rates		Backlog
	2011	2010	11 v 10	2011	2010	2011	2010	11 v 10
West	303	174	74.1%	35.1%	38.1%	503	227	121.6%
East	249	257	-3.1%	40.9%	29.2%	577	421	37.1%
Southeast	172	103	67.0%	24.6%	23.1%	227	139	63.3%

Total	724	534	35.6%	35.1%	31.4%	1,307	787	66.1%

Our West and Southeast segments experienced increased net new orders across all markets driven by increased traffic to our communities and the opening of new communities. These increases were slightly offset by decreased new orders, net of cancellations in our East segment. The decrease in net new orders in our East segment was primarily due to continued challenging market conditions which were particularly pronounced in our Indiana, New Jersey and Virginia markets. These markets were especially impacted by increased cancellation rates, as a higher than normal number of their potential homebuyers encountered challenges selling existing homes and obtaining mortgage financing. Despite the increased traffic in many of our markets, potential buyers still appear to lack an urgency to buy and have lengthened their decision-making processes. In many of our markets, appraisals continue to be negatively impacted by foreclosure comparables which put additional pricing pressures on all home sales and limit financing availability. These challenges not only impact our ability to sell homes, but also impact our potential homebuyer’s ability to sell existing homes and to obtain mortgage financing.

Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The aggregate dollar value of homes in backlog as of December 31, 2011 and 2010 was $315.8 million and $198.0 million, respectively. The increase in backlog for our continuing operations at December 31, 2011 compared to the prior year, related to our growth in net new orders and the impact of our higher beginning backlog. If we are unable to sustain or increase this level of backlog, we will experience less revenue in the future which could also result in additional asset impairment charges and lower levels of liquidity. However, we currently expect new orders and backlog to increase as the availability of mortgage loans stabilizes, the inventory of new and used homes decreases and consumer confidence in the economic recovery increases.

Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues, the average selling prices of our homes and closings by reportable segment (in thousands):

	Three Months Ended December 31,
	Homebuilding Revenues			Average Selling Price			Closings
	2011	2010	11 v 10	2011	2010	11 v 10	2011	2010	11 v 10
West	$70,254	$39,548	77.6%	$189.9	$183.1	3.7%	370	216	71.3%
East	81,767	50,214	62.8%	263.8	248.6	6.1%	310	202	53.5%
Southeast	34,831	18,877	84.5%	186.3	186.9	-0.3%	187	101	85.1%

Total	$186,852	$108,639	72.0%	$215.5	$209.3	3.0%	867	519	67.1%

Homebuilding revenues increased for the three months ended December 31, 2011 compared to the comparable period of the prior year due to an increase in closings and average selling prices (ASP). The increase in closings is attributable to a higher beginning backlog related to increased sales in the prior quarter and improved traffic in many of our markets which enhanced our ability to generate additional sales and closings in the current quarter. The change in ASP was primarily attributable to the mix in closings between products and among communities as compared to the prior year, although certain markets were able to selectively increase ASP in response to improving market conditions.

Homebuilding Gross Profit. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges). Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs. The following table sets forth our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the three months ended December 31, 2011, and 2010. Total homebuilding gross profit and gross margin excluding inventory impairments and abandonments and interest amortized to cost of sales are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit determined in accordance with GAAP as an indicator of operating performance. The magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company, and for other home builders, have been significant in recent periods and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, and other similar presentations by analysts and other companies, is frequently used to assist investors in understanding and comparing the operating characteristics of home building activities by eliminating many of the differences in companies’ respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management compare operating results and as a measure of the level of cash which may be available for discretionary spending.

($ in thousands)	Three Months Ended December 31, 2011
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$9,175	13.1%	$1,998	$11,173	15.9%	$—	$11,173	15.9%
East	10,124	12.4%	596	10,720	13.1%	—	10,720	13.1%
Southeast	5,396	15.5%	860	6,256	18.0%	—	6,256	18.0%
Corporate & unallocated	(3,343)		49	(3,294)		12,843	9,549

Total homebuilding	$21,352	11.4%	$3,503	$24,855	13.3%	$12,843	$37,698	20.2%

($ in thousands)	Three Months Ended December 31, 2010
	HB Gross Profit	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$5,756	14.6%	$93	$5,849	14.8%	$—	$5,849	14.8%
East	7,966	15.9%	199	8,165	16.3%	—	8,165	16.3%
Southeast	2,470	13.1%	347	2,817	14.9%	—	2,817	14.9%
Corporate & unallocated	(5,241)		—	(5,241)		6,894	1,653

Total homebuilding	$10,951	10.1%	$639	$11,590	10.7%	$6,894	$18,484	17.0%

For the three months ended December 31, 2011 as compared to the prior year, the increase in homebuilding gross margins excluding impairments in the West and Southeast segments is primarily due to the impact of increased closings on our ability to leverage certain fixed costs. The decrease in our homebuilding gross margins excluding impairments in the East segment is related to 1) actions taken in certain of our markets in response to competitor actions and overall market conditions in an effort to drive absorptions and to capture prospective homebuyers who appear to lack an urgency to buy and have lengthened their decision-making processes and 2) increased warranty costs as compared to the prior year which benefited from a $1.4 million warranty recovery. During the quarter ended December 31, 2011, our corporate and unallocated gross profit without impairments, abandonments, and interest reflects a benefit from an $11 million recovery related to previously recorded water intrusion warranty related expenditures. Including these warranty recoveries, our homebuilding gross margins excluding I&A and interest for the quarters ended December 31, 2011 and 2010 were 20.2% and 17.0%, respectively.

The warranty recoveries during the quarters ended December 31, 2011 and 2010 contributed 590 bps and 120 bps to our homebuilding gross margins without I&A and Interest, respectively. Excluding the aforementioned warranty recoveries, our homebuilding gross margin without I&A and interest for the first quarter of fiscal 2012 would have been 14.3% compared to 15.8% in the prior year.

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

The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing twelve-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, the homebuilding gross margin from our continuing operations was 6.9% and excluding interest and inventory impairments, it was 18.0%. Excluding the aforementioned warranty recovery, our trailing 12-month homebuilding gross margin without I&A and interest would have been 16.6%. For the same trailing 12-month period, homebuilding gross margins were as follows in those communities that have previously been impaired:

Homebuilding Gross Margin from previously impaired communities:

Pre-impairment turn gross margin	-13.3%

Impact of interest amortized to COS related to these communities	7.8%

Pre-impairment turn gross margin, excluding interest amortization	-5.5%

Impact of impairment turns	21.4%

Gross margin (post impairment turns), excluding interest	15.9%

Land Sales and Other Revenues. Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets. Other revenues include net fees we received for general contractor services we performed on behalf of a third party and broker fees and rental revenues earned by our Pre-Owned operations. The table below summarizes land sales and other revenues and gross profit by reportable segment for the three months ended December 31, 2011 and 2010 (in thousands) - n/m in the table below indicates the percentage is “not meaningful”:

	Land Sales & Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended December 31,			Three Months Ended December 31,
	2011	2010	11 v 10	2011	2010	11 v 10
West	$523	$—	n/m	$48	$—	n/m
East	51	—	n/m	54	(1)	n/m
Southeast	737	313	135.5%	641	312	105.4%
Pre-Owned	385	—	n/m	174	—	n/m

Total	$1,696	$313	441.9%	$917	$311	194.9%

Our fiscal 2012 and fiscal 2011 land sales and other revenue and gross profit in our Southeast segment include net fees received for general contractor services we performed on behalf of a third party. As of December 31, 2011, our Pre-Owned operations had purchased 178 homes, of which 123 were leased.

Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of December 31, 2011, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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

As of December 31, 2011, our liquidity position consisted of $272.5 million in cash and cash equivalents plus $277.2 million of restricted cash, of which $247.4 million related to our cash secured term loan. We expect to maintain a significant liquidity position during the remainder of fiscal 2012, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance on a quarterly basis.

During the three months ended December 31, 2011, our net cash used in operating activities was $71.1 million compared to $137.0 million during the comparable period of the prior year. Our net cash used in operating activities in both years was primarily due to the payment of trade accounts payable, interest obligations and other liabilities. Our cash used in operating activities in the prior year was also impacted by a $47.6 million increase in inventory (excluding inventory impairments and abandonment charges). This increase in inventory in fiscal 2011 related primarily to our strategic investments in land as we closed out older communities and positioned the Company to open new communities. Also impacting cash used in operations in both years were decreases in accounts receivable, income tax receivables and other assets, primarily related to the collection of amounts due from land sales and the cash release of utility and other deposits.

Net cash used in investing activities was $9.3 million for the three months ended December 31, 2011 which was due primarily to capital expenditures of $8.6 million for costs related to our purchase of previously owned homes by our pre-owned homes business. Net cash used in investing activities was $34.9 million for the three months ended December 31, 2010 which was primarily related to the $32.6 million funding of collateral (restricted cash) for the Company’s cash secured term loan.

Net cash used in financing activities of $17.5 million for the three months ended December 31, 2011 primarily related to the settlement paid to lenders of one of our unconsolidated joint ventures in connection with a plan of reorganization (see Note 3 to the unaudited condensed consolidated financial statements). Net cash provided by financing activities was $86.6 million for the three months ended December 31, 2010 primarily related to our completion of a $250 million senior unsecured debt offering, $185.4 million net proceeds of which was used to redeem our outstanding 2013 Senior Notes and a portion of our 2015 and 2016 Senior Notes.

During fiscal 2011, Moody’s lowered its corporate credit rating of the Company to Caa2 after it had increased this rating in the prior year. Both S&P and Fitch have given the Company a corporate credit rating of B-. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.

We fulfill our short-term cash requirements with cash generated from our operations and available borrowings. As a result, there were no amounts outstanding under the Secured Revolving Credit Facility at December 31, 2011. In addition, we have entered into a number of stand-alone, cash secured letter of credit agreements with banks. These facilities will continue to provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. We currently have $28.5 million outstanding letters of credit under these facilities. As of December 31, 2011, we have secured our letters of credit under these facilities using cash collateral which is maintained in restricted accounts totaling $29.6 million. In addition, we have elected to pledge approximately $1.0 billion of inventory assets to our revolving credit facility. We believe that our $550.0 million of cash and cash equivalents and restricted cash at December 31, 2011, cash generated from our operations and the availability of new debt and equity financing, if any, will be adequate to meet our liquidity needs during the remainder of fiscal 2012.

In addition to our continued focus on generation and preservation of cash, we are also focused on increasing our stockholders’ equity and reducing our leverage. During fiscal 2012, one of our priorities is to pursue opportunities that would enable us to reduce our interest expense and extend the maturities of our debt. With this focus, we may decide to issue additional new common or preferred equity. Any such new issuance may take the form of public or private offerings for cash, or such issuances may be used consummate acquisitions of businesses or assets, or to exchange for a portion of our outstanding debt. We may also from time to time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities, in open market purchases, privately negotiated transactions or otherwise. In addition, any material variance from our projected operating results, could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all.

Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during the three months ended December 31, 2011 or 2010. Any future stock repurchases, as allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.

The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At December 31, 2011, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid during the three months ended December 31, 2011 or 2010.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At December 31, 2011, we controlled 25,998 lots (a 7.2-year supply based on our trailing twelve months of closings). We owned 84.0%, or 21,843 lots, and 4,155 lots, 16.0%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $25.3 million at December 31, 2011. This amount includes non-refundable letters of credit of approximately $0.5 million. The total remaining purchase price, net of cash deposits, committed under all options was $200.5 million as of December 31, 2011. When market conditions improve, we may expand our use of option agreements to supplement our owned inventory supply.

We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised.

We have historically funded the exercise of lot options through a combination of operating cash flows. We expect these sources to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our lot options will have a material adverse effect on our liquidity.

We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our unaudited condensed consolidated balance sheets include investments in joint ventures totaling $21.5 million and $9.5 million at December 31, 2011 and September 30, 2011, respectively.

Our joint ventures typically obtain secured acquisition and development financing. At December 31, 2011, our unconsolidated joint ventures had borrowings outstanding totaling $66.6 million. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated joint ventures. At December 31, 2011, we had a repayment guarantee of $0.7 million. See Note 3 to the unaudited condensed consolidated financial statements for further information.

We had outstanding performance bonds of approximately $165.6 million, at December 31, 2011 related principally to our obligations to local governments to construct roads and other improvements in various developments.

Recently Adopted Accounting Pronouncements

See Note 1 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of December 31, 2011, we had variable rate debt outstanding totaling approximately $247 million. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at December 31, 2011 was $1.04 billion, compared to a carrying value of $1.24 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.00 billion to $1.04 billion at December 31, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011, at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 14, 2011, the Company and several subsidiaries were named as defendants in a lawsuit filed by Flagstar Bank, FSB in the Circuit Court for the County of Oakland, State of Michigan. The complaint demands approximately $5 million to recover purported losses in connection with 57 residential mortgage loan transactions under theories of breach of contract, fraud/intentional misrepresentation and other similar theories of recovery. On November 21, 2011, the plaintiff filed a motion for leave to amend their complaint. Though the court has not yet ruled on that motion, the amended complaint would add 16 loans to the plaintiff’s claims and would raise the total demand to approximately $8.7 million. We believe we have strong defenses to the claims on these individual loans and intend to vigorously defend the action. In addition, BMC has received notices from other investors demanding that BMC indemnify them for losses suffered with respect to certain other mortgage loan transactions, largely alleging misrepresentations during the loan origination process. We are currently investigating these claims and are in communication with the investors. To date, including the mortgage loans that are the subject of the lawsuit, we have received active requests to repurchase fewer than 100 mortgage loans from various investors. As previously disclosed, we operated BMC from 1998 through February 2008 to offer mortgage financing to the buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold those loans to investors. Underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. We have not been required to repurchase any mortgage loans.

On March 15, 2011, a shareholder derivative suit was filed by certain funds affiliated with Teamster Local 237 in the Superior Court of Fulton County, State of Georgia against certain officers and directors of the Company and the Company’s compensation consultants. The complaint alleges breach of fiduciary duties involving decisions regarding executive compensation; specifically that compensation awarded to certain Company executives for the 2010 fiscal year were improper in light of the negative subsequent advisory “say on pay” vote by shareholders at the Company’s 2011 stockholders meeting. On September 16, 2011, the court entered an order and granted the defendants’ motion to dismiss all counts of the complaint. The plaintiffs have filed a notice of appeal and the briefing schedule has not yet been finalized.

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

Other Matters

As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million of which $16 million has been paid as of December 31, 2011.

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

Item 6. Exhibits

31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Beazer Homes USA, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2011, filed on February 2, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 2, 2012	Beazer Homes USA, Inc.

	By:	/s/ ROBERT L. SALOMON
	Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer