Form 10-Q
period 2012-03-31
BEAZER HOMES USA INC
filed 2012-05-02
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12822
_____________________________________________________________
BEAZER HOMES USA, INC.
(Exact name of registrant as specified in its charter)
 _____________________________________________________________

DELAWARE	58-2086934
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

1000 Abernathy Road, Suite 260, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

(770) 829-3700
(Registrant’s telephone number, including area code)
 _____________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding at April 27, 2012
Common Stock, $0.001 par value	101,204,599

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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2012	September 30, 2011
ASSETS
Cash and cash equivalents	$257,028	$370,403
Restricted cash	277,395	277,058
Accounts receivable (net of allowance of $4,099 and $3,872, respectively)	21,701	28,303
Income tax receivable	2,399	4,823
Inventory
Owned inventory	1,191,572	1,192,380
Land not owned under option agreements	14,405	11,753
Total inventory	1,205,977	1,204,133
Investments in unconsolidated joint ventures	21,391	9,467
Deferred tax assets, net	6,145	2,760
Property, plant and equipment, net	21,895	22,613
Previously owned rental homes, net	18,980	11,347
Other assets	25,033	46,570
Total assets	$1,857,944	$1,977,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$54,947	$72,695
Other liabilities	144,789	212,187
Obligations related to land not owned under option agreements	6,260	5,389
Total debt (net of discounts of $21,313 and $23,243, respectively)	1,433,582	1,488,826
Total liabilities	1,639,578	1,779,097
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 180,000,000 shares authorized, 101,196,954 and 75,588,396 issued and outstanding, respectively)	101	76
Paid-in capital	683,920	624,750
Accumulated deficit	(465,655)	(426,446)
Total stockholders’ equity	218,366	198,380
Total liabilities and stockholders’ equity	$1,857,944	$1,977,477

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Total revenue	$191,643	$125,716	$380,191	$234,668
Home construction and land sales expenses	170,283	109,238	333,059	206,289
Inventory impairments and option contract abandonments	1,170	17,822	4,673	18,461
Gross profit (loss)	20,190	(1,344)	42,459	9,918
Commissions	8,375	5,233	16,746	10,223
General and administrative expenses	26,319	36,068	54,513	68,571
Depreciation and amortization	3,190	2,062	5,593	3,967
Operating loss	(17,694)	(44,707)	(34,393)	(72,843)
Equity in income (loss) of unconsolidated joint ventures	4	71	(73)	309
Loss on extinguishment of debt	(2,747)	(102)	(2,747)	(3,004)
Other expense, net	(18,265)	(11,466)	(36,538)	(29,531)
Loss from continuing operations before income taxes	(38,702)	(56,204)	(73,751)	(105,069)
Benefit from income taxes	(836)	(2,426)	(36,583)	(3,019)
Loss from continuing operations	(37,866)	(53,778)	(37,168)	(102,050)
(Loss) income from discontinued operations, net of tax	(2,082)	23	(2,041)	(513)
Net loss	$(39,948)	$(53,755)	$(39,209)	$(102,563)
Weighted average number of shares:
Basic and Diluted	78,553	73,930	76,347	73,904
Basic and diluted loss per share:
Continuing Operations	$(0.48)	$(0.73)	$(0.49)	$(1.38)
Discontinued operations	$(0.03)	$—	$(0.02)	$(0.01)
Total	$(0.51)	$(0.73)	$(0.51)	$(1.39)

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(39,209)	$(102,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,618	4,091
Stock-based compensation expense	2,508	5,304
Inventory impairments and option contract abandonments	4,707	18,781
Impairment of future land purchase right	—	4,036
Deferred and other income tax benefit	(36,278)	(85)
Provision for doubtful accounts	227	(17)
Excess tax benefit from equity-based compensation	38	3,584
Equity in loss of unconsolidated joint ventures	109	40
Cash distributions of income from unconsolidated joint ventures	—	37
Loss on extinguishment of debt	2,747	2,168
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	6,375	(1,572)
Decrease in income tax receivable	2,424	4,861
Increase in inventory	(14)	(94,490)
Decrease in other assets	7,420	3,769
Decrease in trade accounts payable	(17,748)	(14,219)
Decrease in other liabilities	(18,905)	(19,964)
Other changes	(45)	(473)
Net cash used in operating activities	(80,026)	(186,712)
Cash flows from investing activities:
Capital expenditures	(12,488)	(5,001)
Investments in unconsolidated joint ventures	(810)	(1,431)
Return of capital from joint ventures	428	—
Increases in restricted cash	(888)	(34,082)
Decreases in restricted cash	551	2,264
Net cash used in investing activities	(13,207)	(38,250)
Cash flows from financing activities:
Repayment of debt	(2,899)	(200,164)
Proceeds from issuance of new debt	—	246,388
Proceeds from issuance of cash secured loan	—	32,591
Debt issuance costs	(97)	(5,130)
Equity issuance costs	(1,212)	—
Settlement of unconsolidated JV debt obligation	(15,862)	—
Common stock redeemed	(34)	(64)
Excess tax benefit from equity-based compensation	(38)	(3,584)
Net cash (used in) provided by financing activities	(20,142)	70,037
Decrease in cash and cash equivalents	(113,375)	(154,925)
Cash and cash equivalents at beginning of period	370,403	537,121
Cash and cash equivalents at end of period	$257,028	$382,196

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (Beazer Homes or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. Certain items in prior period financial statements have been reclassified to conform to the current presentation. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in the Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the 2011 Annual Report). Over the past few years, we have discontinued homebuilding operations in certain of our markets. Results from our title services business and our exit markets are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented (see Note 15 for further discussion of our Discontinued Operations). Our net loss is equivalent to our comprehensive loss. We evaluated events that occurred after the balance sheet date but before the financial statements were issued or were available to be issued for accounting treatment and disclosure.
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
Other Liabilities. Other liabilities include the following:

(In thousands)	March 31, 2012	September 30, 2011
Income tax liabilities	$21,999	$55,093
Accrued warranty expenses	16,133	17,916
Accrued interest	38,607	39,478
Accrued and deferred compensation	17,509	27,427
Customer deposits	6,865	5,868
Other	43,676	66,405
Total	$144,789	$212,187

Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standard Board (FASB) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption of ASU 2011-04 effective with our second quarter of fiscal 2012 did not have a material effect on our operating results or financial position.

(2) Supplemental Cash Flow Information

	Six Months Ended
	March 31,
(In thousands)	2012	2011
Supplemental disclosure of non-cash activity:
Increase (decrease) in obligations related to land not owned under option agreements	$871	$(10,973)
(Decrease) increase in future land purchase rights	(11,651)	17,220
Contribution of future land purchase rights to unconsolidated joint venture	11,651	—
Decrease in debt related to conversion of Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock	(55,308)	—
Non-cash land acquisitions	—	770
Issuance of stock under deferred bonus stock plans	—	3,258
Supplemental disclosure of cash activity:
Interest payments	60,145	55,642
Income tax payments	518	211
Tax refunds received	2,564	3,940

(3) Investments in Unconsolidated Joint Ventures
As of March 31, 2012, we participated in certain land development joint ventures in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated joint ventures, the total equity and outstanding borrowings of these joint ventures, and our guarantees of these borrowings, as of March 31, 2012 and September 30, 2011:

(In thousands)	March 31, 2012	September 30, 2011
Beazer’s investment in joint ventures	$21,391	$9,467
Total equity of joint ventures	303,510	96,966
Total outstanding borrowings of joint ventures	65,520	394,414
Beazer’s estimate of its maximum exposure to our repayment guarantees	696	17,916

For the three and six months ended March 31, 2012 and 2011, our income (loss) from joint venture activities, the impairments of our investments in certain of our unconsolidated joint ventures, and the overall equity in income (loss) of unconsolidated joint ventures is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2012	2011	2012	2011
Continuing operations:
Income (loss) from joint venture activity	$4	$71	$(73)	$401
Impairment of joint venture investment	—	—	—	(92)
Equity in income (loss) of unconsolidated joint ventures	$4	$71	$(73)	$309
Reported in loss from discontinued operations, net of tax:
Loss from joint venture activity	$—	$(17)	$—	$(17)
Impairment of joint venture investment	(7)	(157)	(36)	(332)
Equity in loss of unconsolidated joint ventures - discontinued operations	$(7)	$(174)	$(36)	$(349)

South Edge/Inspirada
On December 9, 2010,lenders filed an involuntary bankruptcy petition against the South Edge joint venture (South Edge), which was granted by the court in February 2011. Effective June 10, 2011, the Company and certain other joint venture members (the Participating Members) entered into a settlement agreement with the lenders. Based on the terms of the agreement, the Company paid the lenders $15.9 million during the six months ended March 31, 2012 under the plan of reorganization.
The plan of reorganization resulted in the formation of a new joint venture called Inspirada, LLC (Inspirada), with the Participating Members constituting the members of the new venture. Inspirada took title to the South Edge assets including its real property and lien rights, and the debt to the lenders was extinguished upon payment by the Inspirada members, including the Company, of their obligations under the plan of reorganization. In connection with these payments by the Inspirada members, all the South Edge repayment guarantees were released. The Participating Members also acquired all claims of the lender and South Edge against the non-Participating Members. As a result of the plan of reorganization and the formation of Inspirada, our right to future land purchases is a component of our investment in Inspirada. As such, we have recorded an investment in Inspirada, which includes the $11.7 million we previously estimated for our future right to purchase land and our cash contributions to the joint venture, primarily for organization costs. For the six months ended March 31, 2012, there was no impact to our net income related to these transactions. In addition to our initial payment, we, as a member of the Inspirada joint venture, will have obligations for future infrastructure and other development costs. At this time, these costs cannot be quantified due to, among other things, uncertainty over the future development configuration of the project and the related costs, market conditions, uncertainty over the remaining infrastructure deposits and previously filed bankruptcies of other joint venture members. In addition, there are uncertainties with respect to the location and density of the land we will receive as a result of our investment in Inspirada, the products we will build on such land and the estimated selling prices of such homes. Because there are uncertainties with respect to development costs, the value of the lien rights or title to our share of the underlying property, we may be required to record adjustments to the carrying value of this Inspirada investment in future periods as better information becomes available.
Guarantees
Our joint ventures typically obtain secured acquisition, development and construction financing. Generally, Beazer and our joint venture partners provide varying levels of guarantees of debt and other obligations for our unconsolidated joint ventures. At March 31, 2012, these guarantees included, for certain joint ventures, repayment guarantees and environmental indemnities.
As of March 31, 2012, we and our joint venture partners have a repayment guarantee related to one of our joint venture’s borrowings. This repayment guarantee requires the repayment of all or a portion of the debt of the unconsolidated joint venture in the event the joint venture defaults on its obligations under the borrowing. Our estimate of Beazer’s maximum exposure to this repayment guarantee related to the outstanding debt of the unconsolidated joint venture was $0.7 million at March 31, 2012. As of March 31, 2012, $0.7 million has been recorded in Other Liabilities related to our repayment guarantee. We and our joint venture partners also generally provide unsecured environmental indemnities to joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the six months ended March 31, 2012 and 2011, we were not required to make any payments related to environmental indemnities.
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

(4) Inventory

(In thousands)	March 31, 2012	September 30, 2011
Homes under construction	$277,984	$277,331
Development projects in progress	421,892	424,055
Land held for future development	386,280	384,761
Land held for sale	13,224	12,837
Capitalized interest	47,242	45,973
Model homes	44,950	47,423
Total owned inventory	$1,191,572	$1,192,380

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 210 ($43.7 million) and 334 ($59.3 million) substantially completed homes that were not subject to a sales contract (spec homes) at March 31, 2012 and September 30, 2011, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale in Unallocated and Other as of March 31, 2012 included land held for sale in the markets we have decided to exit including Jacksonville, Florida and Charlotte, North Carolina. Total owned inventory, by reportable segment, is set forth in the table below:

(In thousands)	Projects in Progress	Held for Future Development	Land Held for Sale	Total Owned Inventory
March 31, 2012
West Segment	$287,899	$318,331	$2,972	$609,202
East Segment	296,506	44,637	3,591	344,734
Southeast Segment	134,487	23,312	1,676	159,475
Unallocated & Other	73,176	—	4,985	78,161
Total	$792,068	$386,280	$13,224	$1,191,572
September 30, 2011
West Segment	$294,208	$318,732	$2,681	$615,621
East Segment	304,648	41,993	5,056	351,697
Southeast Segment	122,126	24,036	75	146,237
Unallocated & Other	73,800	—	5,025	78,825
Total	$794,782	$384,761	$12,837	$1,192,380

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
In our impairment analyses for the quarter ended March 31, 2012, we have assumed limited market improvements in some communities beginning in fiscal 2013 and continuing improvement in these communities in subsequent years. For any communities scheduled to close out in fiscal 2012, we did not assume any market improvements. The discount rate used may be different for each community and ranged from 13.4% to 15.2% for the communities analyzed in the quarter ended March 31, 2012 and 12.6% to 15.4% for the quarter ended March 31, 2011. The following tables represent the results, by reportable segment of our community level review of the recoverability of our inventory assets held for development as of March 31, 2012, and 2011 ($ in thousands). We have elected to aggregate our disclosure at the reportable segment level because we believe this level of disclosure is most meaningful to the readers of our financial statements. The aggregate undiscounted cash flow fair value as a percentage of book value for the communities represented below is consistent with our expectations given our “watch list” methodology.

		Undiscounted Cash Flow Analyses Prepared
Segment	# of Communities on Watch List	# of Communities	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV
Quarter Ended March 31, 2012
West	6	4	$8,550	103.7%
East	12	4	12,920	101.2%
Southeast	2	1	1,027	132.4%
Unallocated	—	—	1,178	n/a
Total	20	9	$23,675	103.4%
Quarter Ended March 31, 2011
West	12	9	50,327	82.8%
East	3	1	2,870	102.7%
Southeast	—	—	—	n/a
Unallocated	—	—	4,776	n/a
Total	15	10	$57,973	85.2%

The table below summarizes the results of our discounted cash flow analysis for the three and six months ended March 31, 2012 and 2011. The impairment charges below include impairments taken as a result of these discounted cash flow analyses and also impairment charges recorded for individual homes sold and in backlog with net contribution margins below a minimum threshold of profitability in communities that were not otherwise impaired through our discounted cash flow analyses. The estimated fair value of the impaired inventory is determined immediately after a community’s impairment.

($ in thousands)	Communities Impaired As a Result of Discounted Cash Flow Analyses Prepared
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Period End	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Period End
Quarter Ended March 31, 2012					Six Months Ended March 31, 2012
West	—	—	$202	$—	1	51	$2,198	$6,377
East	1	25	565	3,292	1	25	687	3,292
Southeast	—	—	46	—	—	—	164	—
Unallocated	—	—	36	—	—	—	84	—
Continuing Operations	1	25	849	3,292	2	76	3,133	9,669
Discontinued Operations	—	—	2	—	—	—	18	—
Total	1	25	$851	$3,292	2	76	$3,151	$9,669

Quarter Ended March 31, 2011					Six Months Ended March 31, 2011
West	7	730	$15,884	$29,244	7	730	$15,985	$29,244
East	—	—	120	—	—	—	229	—
Southeast	—	—	74	—	—	—	122	—
Unallocated	—	—	1,608	—	—	—	1,608	—
Continuing Operations	7	730	17,686	29,244	7	730	17,944	29,244
Discontinued Operations	—	—	37	—	—	—	215	—
Total	7	730	$17,723	$29,244	7	730	$18,159	$29,244

Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. During these periods, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions in those specific submarkets for the product and locations of these communities. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates based on current market conditions and management’s assumptions relative to future results led to an impairment in one community in our East segment during the quarter ended March 31, 2012. During the quarter ended March 31, 2011, discrete changes in our revenue and absorption estimates for certain communities due to pricing reductions in response to competitor actions and local market conditions led to impairments in seven communities in our West segment. Market deterioration that exceeds our estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if the market continues to deteriorate.
The year-to-date impairments on land held for sale below represent further write downs of these properties to net realizable value, less estimated costs to sell and are as a result of challenging market conditions and our review of recent comparable transactions. The negative impairments indicated below are due to adjustments to accruals for estimated selling costs related to either our strategic decision to develop a previously held-for-sale land position or revised estimates based on pending sales transactions. Our assumptions about land sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We calculated the estimated fair values of land held for sale based on current market conditions and assumptions made by management, which may differ materially from actual results and may result in additional impairments if market conditions continue to deteriorate.
Also, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as pre-acquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded lot option abandonment charges during the three and six ended March 31, 2012 and 2011 as indicated in the table below. The abandonment charges relate to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan.

The following table sets forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the three and six ended March 31, 2012 and 2011 (in thousands) :

	Quarter Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Development projects and homes in process (Held for Development)
West	$202	$15,884	$2,198	$15,985
East	565	120	687	229
Southeast	46	74	164	122
Unallocated	36	1,608	84	1,608
Subtotal	$849	$17,686	$3,133	$17,944
Land Held for Sale
West	$—	$—	$—	$(51)
East	—	—	—	—
Southeast	—	(42)	208	169
Subtotal	$—	$(42)	$208	$118
Lot Option Abandonments
West	$170	$41	$172	$84
East	90	43	564	133
Southeast	60	94	594	182
Unallocated	1	—	2	—
Subtotal	$321	$178	$1,332	$399
Continuing Operations	$1,170	$17,822	$4,673	$18,461
Discontinued Operations
Held for Development	$2	$37	$18	$215
Land Held for Sale	—	—	—	57
Lot Option Abandonments	—	1	16	48
Subtotal	$2	$38	$34	$320
Total Company	$1,172	$17,860	$4,707	$18,781

Lot Option Agreements and Variable Interest Entities (VIE). As previously discussed, we also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $25.3 million at March 31, 2012. The total remaining purchase price, net of cash deposits, committed under all options was $205.7 million as of March 31, 2012. We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our remaining option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised.
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

The following provides a summary of our interests in lot option agreements as of March 31, 2012 and September 30, 2011 (in thousands):

	Deposits & Non-refundable Preacquisition Costs Incurred	Remaining Obligation	Land Not Owned - Under Option Agreements
As of March 31, 2012
Consolidated VIEs	$7,183	$3,347	$10,530
Other consolidated lot option agreements (a)	962	2,913	$3,875
Unconsolidated lot option agreements	17,139	199,445	—
Total lot option agreements	$25,284	$205,705	$14,405
As of September 30, 2011
Consolidated VIEs	$6,201	$1,214	$7,415
Other consolidated lot option agreements (a)	164	4,175	4,338
Unconsolidated lot option agreements	13,732	219,841	—
Total lot option agreements	$20,097	$225,230	$11,753

(a)	Represents lot option agreements with non-VIE entities that we have deemed to be “financing arrangements” pursuant to ASC 470-40, Product Financing Arrangements.

(5) Interest
Our ability to capitalize all interest incurred during the three and six months ended March 31, 2012 and 2011 has been limited by our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Capitalized interest in inventory, beginning of period	$46,510	$43,433	$45,973	$36,884
Interest incurred	32,190	32,937	64,715	65,303
Capitalized interest impaired	(25)	(1,409)	(53)	(1,409)
Interest expense not qualified for capitalization and included as other expense	(18,797)	(19,058)	(37,914)	(37,981)
Capitalized interest amortized to house construction and land sales expenses	(12,636)	(8,279)	(25,479)	(15,173)
Capitalized interest in inventory, end of period	$47,242	$47,624	$47,242	$47,624

(6) Earnings Per Share

All outstanding common stock equivalents were excluded from the diluted loss per share calculations for the three and six months ended March 31, 2012 and 2011 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share. The computation of basic loss per share for the three and six months ended March 31, 2012 include approximately 4.4 million and 2.2 million weighted average shares outstanding related to the exchange of our Mandatory Convertible Subordinated Notes and Tangible Equity Units (TEUs) discussed below.

During the quarter ended March 31, 2012, we exchanged 11.0 million shares of our common stock for $48.1 million of our Mandatory Convertible Subordinated Notes and 13.8 million shares of our common stock for 2.8 million TEUs comprised of prepaid stock purchase contracts and senior amortizing notes. As of March 31, 2012, there is $9.4 million of Mandatory Convertible Subordinated Notes and 0.2 million TEUs outstanding (including $0.5 million of amortizing notes). If these instruments were converted at the maximum settlement factor under their respective agreements, we would be required to issue approximately 2.8 million shares of common stock to the instrument holders upon conversion. See Note 7 below for additional information related to the March 2012 respective conversion transactions.

(7) Borrowings
At March 31, 2012 and September 30, 2011 we had the following long-term debt (in thousands):

	Maturity Date	March 31, 2012	September 30, 2011
6 7/8% Senior Notes	July 2015	$172,454	$172,454
8 1/8% Senior Notes	June 2016	172,879	172,879
12% Senior Secured Notes	October 2017	250,000	250,000
9 1/8% Senior Notes	June 2018	300,000	300,000
9 1/8% Senior Notes	May 2019	250,000	250,000
TEU Senior Amortizing Notes	August 2013	467	10,062
Unamortized debt discounts		(21,313)	(23,243)
Total Senior Notes, net		1,124,487	1,132,152
Mandatory Convertible Subordinated Notes	January 2013	9,402	57,500
Junior subordinated notes	July 2036	50,570	49,537
Cash Secured Loan	November 2017	247,368	247,368
Other secured notes payable	Various Dates	1,755	2,269
Total debt, net		$1,433,582	$1,488,826

Secured Revolving Credit Facility — In July 2011, we entered into an amendment to extend the maturity of our $22 million Secured Revolving Credit Facility to August 2012. The Secured Revolving Credit Facility is provided by one lender. The Secured Revolving Credit Facility provides for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of March 31, 2012, we were in compliance with all such covenants. We have elected to cash collateralize all letters of credit; however, as of March 31, 2012, we have pledged approximately $1.0 billion of inventory assets to our Senior Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of March 31, 2012 or September 30, 2011.
We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our Senior Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $92.0 million. As of March 31, 2012 and September 30, 2011, we have secured letters of credit using cash collateral in restricted accounts totaling $24.6 million and $28.9 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.
Senior Notes — The majority of our Senior Notes are unsecured or secured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Secured Revolving Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes. As of March 31, 2012, we were in compliance with all covenants under our Senior Notes.
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At March 31, 2012, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, certain indentures require us to offer to purchase 10% of the original amount of the Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $62.5 million of notes, based on the original amounts of the applicable notes; however, this amount may be reduced by certain Senior Note repurchases (potentially at less than par) made after the triggering date. As of March 31, 2012, our consolidated tangible net worth was $179.0 million.

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
Senior Notes: Tangible Equity Units — In May 2010, we issued 3 million 7.25% TEUs which were comprised of prepaid stock purchase contracts and senior amortizing notes. As these two components of the TEUs are legally separate and detachable, we have accounted for the two components as separate items for financial reporting purposes and valued them based on their relative fair value at the date of issuance. The amortizing notes are unsecured senior obligations and rank equally with all of our other unsecured indebtedness and had an aggregate initial principal amount of $15.7 million as determined under the relative fair value method. Outstanding notes pay quarterly installments of principal and interest through August 15, 2013, and in the aggregate, these installments will be equivalent to a 7.25% cash payment per year with respect to each $25 stated amount of the TEUs. The prepaid stock purchase contracts were originally accounted for as equity (additional paid in capital) and recorded at $57.4 million, the initial fair value of these contracts based on the relative fair value method.
During the quarter ended March 31, 2012, we exchanged 13.8 million shares of our common stock for 2.8 million TEUs (comprised of prepaid stock purchase contracts and $7.2 million of senior amortizing notes). Since our offer to convert the TEUs included a premium share component and was not pursuant to the instrument's original conversion terms, we accounted for the exchange as an induced conversion of the TEUs. We compared the fair value of the common stock issued to the fair value of the TEU instruments at the date of acceptance in order to determine the premium of the consideration. This premium was then allocated between the debt and equity components of the TEUs based on each components relative fair value. The difference between the implied fair value of the amortizing notes (including the premium allocation) and the carrying value of the amortizing notes was recognized as a loss on extinguishment of debt during the quarter ended March 31, 2012 and totaled approximately $0.7 million. The remaining related prepaid stock purchase contracts will be settled in Beazer Homes’ common stock on August 15, 2013.
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
During the quarter ended March 31, 2012, we exchanged 11.0 million shares of our common stock for $48.1 million of our Mandatory Convertible Subordinated Notes. Since our offer to convert these notes included a premium share component, we accounted for the exchange as an induced conversion of these notes. We recognized a $2.0 million inducement expense equal to the fair value of the premium shares issued based on our common stock price as of the date of acceptance. This expense is included in loss on extinguishment of debt for the quarter ended March 31, 2012.
At maturity, the remaining $9.4 million of outstanding notes will automatically convert into the Company’s common stock at a defined conversion rate which will range from 4.4547 to 5.4348 (the initial conversion rate) shares per $25 principal amount of notes based on the then current price of the common stock. The securities are subordinated to nonconvertible debt, the conversion feature is non-detachable and there are no beneficial conversion features associated with this debt. If our consolidated tangible net worth is less than $85 million as of the last day of a fiscal quarter, the Company has the right to require holders to convert all of the notes then outstanding for shares of our common stock at the maximum conversion rate plus a conversion premium as described in the agreement.
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
The aforementioned exchange has been accounted for as an extinguishment of debt as there has been a significant modification of cash flows and, as such, the New Junior Notes were recorded at their estimated fair value at the exchange date. Over the remaining life of the New Junior Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of March 31, 2012, the unamortized accretion was $50.2 million and will be amortized over the remaining life of the notes.
As of March 31, 2012, we were in compliance with all covenants under our Junior Notes.
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
The lenders of these facilities may put the outstanding loan balances to the Company at the two or four year anniversaries of the loan. The loan matures in seven years. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our unaudited condensed consolidated balance sheet as of March 31, 2012. We borrowed $32.6 million at inception of the loans. As previously indicated and in order to protect financing capacity available under our covenant refinancing basket related to previous or future debt repayments, we borrowed an additional $214.8 million under the cash secured loan facilities in the quarter ended June 30, 2011. The cash secured loan has an interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of March 31, 2012 and September 30, 2011, we had outstanding notes payable of $1.8 million and $2.3 million, respectively, primarily related to land acquisitions. These notes payable expire during 2012 and had a weighted average fixed rate of 7.135% at March 31, 2012. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

(8) Income Taxes
For the three and six months ended March 31, 2012, our non-cash tax benefit from continuing operations was $0.8 million and $36.6 million, respectively primarily related to a decrease of our prior year’s unrecognized tax benefits. For the three and six months ended March 31, 2012, our unrecognized tax benefits decreased by $0.6 million and $27.7 million, respectively, as the result of tax planning and the close of prior year statute of limitations. In addition, our total income tax benefit includes the decrease in the interest accrual related to this tax benefit.
As of March 31, 2012 and September 30, 2011, respectively, we had $2.3 million and $8.2 million of accrued interest and penalties related to our unrecognized tax benefits.
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
Due to a combination of Section 382 limitations and the maximum 20-year carryforward of our NOLs, we will be unable to fully recognize certain deferred tax assets. As a result, as of March 31, 2012, our valuation allowance was $474.0 million and we expect to continue to add to our gross deferred tax assets for anticipated NOLs that will not be limited by Section 382.

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
As of March 31, 2012, our warranty reserves include an estimate for the repair of 60 homes in Florida where certain of our subcontractors installed defective Chinese drywall in homes that were delivered during our 2006 and 2007 fiscal years. As of March 31, 2012, we have completed repairs on approximately 95% of these homes and we are in the process of repairing the remaining homes we have been given permission to repair. As needed, we will continue to inspect additional homes in order to determine whether they also contain the defective Chinese drywall.
Like most major homebuilders, we contract for many of our construction activities on a turnkey basis, including the purchase and installation of drywall. With few exceptions, our contractors purchased the drywall from independent suppliers, and then delivered and installed this drywall into Beazer’s homes. Much of the supplier data is unavailable or inconclusive. Accordingly, it is difficult for the Company to determine which suppliers were used by these contractors, which suppliers provided defective Chinese drywall during the time period at issue or what amounts may have been purchased from such suppliers. As a result, the Company is unable to determine which Beazer communities or particular homes had Chinese drywall installed without inspections, and accordingly, the amount of additional liability, if any, is not reasonably estimable. Therefore, the outcome of inspections in process and potential future inspections, or an unexpected increase in repair costs, may require us to increase our warranty reserve in the future. In addition, the Company has been named as a defendant in a number of legal actions related to defective Chinese drywall (see Litigation below).

During the six months ended March 31, 2012, we received an $11 million recovery related to water intrusion warranty and legal expenses incurred in prior years. We recognized this recovery as a reduction of home construction and land sales expenses.
As a result of our quarterly analyses, we adjust our estimated warranty liabilities if required. While we believe our warranty reserves are adequate as of March 31, 2012, historical data and trends may not accurately predict actual warranty costs or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Balance at beginning of period	$17,414	$21,643	$17,916	$25,821
Accruals for warranties issued	1,741	940	3,228	1,814
Changes in liability related to warranties existing in prior periods	(1,244)	(683)	(1,351)	(2,683)
Payments made	(1,778)	(3,201)	(3,660)	(6,253)
Balance at end of period	$16,133	$18,699	$16,133	$18,699

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
On March 14, 2011, the Company and several subsidiaries were named as defendants in a lawsuit filed by Flagstar Bank, FSB in the Circuit Court for the County of Oakland, State of Michigan. The complaint demands approximately $8.7 million to recover purported losses in connection with 73 residential mortgage loan transactions under theories of breach of contract, fraud/intentional misrepresentation and other similar theories of recovery. We believe we have strong defenses to the claims on these individual loans and intend to vigorously defend the action.
In addition, three other investors have demanded that BMC indemnify them for losses suffered with respect to other mortgage loans or repurchase such loans, largely alleging misrepresentations by the borrowers or defects in the loan origination process. We are currently investigating each of these claims and are in communications with the investors. To date, including the mortgage loans that are the subject of the lawsuit described above, we have active requests to repurchase fewer than 100 mortgage loans. While we have not been required to repurchase any of such mortgage loans, there can be no assurance that once all documentation and facts are investigated that BMC will not agree to, or be obligated to, repurchase some or all of such loans. Previously, we established an immaterial amount as a reserve for the repurchase of mortgage loans originated by BMC. BMC did not service the loans it originated and accordingly information regarding loan performance and the underwriting process is limited or difficult to obtain. At this time, we do not believe that the exposure related to any such additional claims would be material to our consolidated financial position or results of operation. However, given the increasing focus on this issue generally, potential actions of government sponsored entities and the uncertainties regarding resolution of each claim, we cannot rule out the potential for additional mortgage loan repurchase claims in the future, potential liability for some or all of these claims or changes in our assessment of these claims which may result in establishment of additional reserves that may or may not be material. However, as of March 31, 2012 , no liability has been recorded for any such additional claims as such exposure is not reasonable estimable.

On March 15, 2011, a shareholder derivative suit was filed by certain funds affiliated with Teamster Local 237 in the Superior Court of Fulton County, State of Georgia against certain officers and directors of the Company and the Company’s compensation consultants. The complaint alleges breach of fiduciary duties involving decisions regarding executive compensation; specifically that compensation awarded to certain Company executives for the 2010 fiscal year was improper in light of the negative subsequent advisory “say on pay” vote by shareholders at the Company’s 2011 stockholders' meeting. On September 16, 2011, the Court entered an order and granted the defendants’ motion to dismiss all counts of the complaint. Although the plaintiffs filed an appeal from this dismissal, they have subsequently decided to withdraw such appeal. We have joined in that motion. Each party has agreed to bear its own fees and expenses and the Company made no payment to the plaintiffs to resolve this matter.
We cannot predict or determine the timing or final outcome of the lawsuits or the effect that any adverse findings or determinations in the pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss, if any, cannot presently be made with respect to certain of the above pending matters. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations.
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $16 million has been paid as of March 31, 2012. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
In 2006, we received two Administrative Orders issued by the New Jersey Department of Environmental Protection. The Orders allege certain violations of wetlands disturbance permits and assess proposed fines of $630,000 and $678,000, respectively. We have met with the Department to discuss their concerns on the two affected communities and have requested hearings on both matters. Although we believe that we have significant defenses to the alleged violations, we have made a settlement proposal to the Department that is currently under consideration.
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
We have accrued $16.7 million and $30.4 million in other liabilities related to litigation and other matters, excluding warranty, as of March 31, 2012 and September 30, 2011, respectively. The amount accrued as of September 30, 2011 included $15.7 million related to the South Edge settlement obligation that was paid during the quarter ended December 31, 2011 (see Note 3 for additional information).
We had outstanding letters of credit and performance bonds of approximately $24.6 million and $159.5 million, respectively, at March 31, 2012 related principally to our obligations to local governments to construct roads and other improvements in various developments. We have no outstanding letters of credit relating to our land option contracts as of March 31, 2012.

(10) Fair Value Measurements
As of March 31, 2012, we had no assets or liabilities in our unaudited condensed consolidated balance sheets that were required to be measured at fair value on a recurring basis. Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.

The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the six months ended March 31, 2012 and 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Six Months Ended March 31, 2012
Development projects in progress	—	—	9,669	9,669
Land held for sale	—	—	1,600	1,600
Right to purchase land	—	—	—
Joint venture investments	—	—	—	—
Six Months Ended March 31, 2011
Development projects in progress	—	—	29,244	29,244
Land held for sale	—	—	—	—
Right to purchase land	—	—	13,184	13,184
Joint venture investments	—	—	—	—

As previously disclosed, we review our long-lived assets, including inventory for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair values of our investments in unconsolidated joint ventures are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. During the six months ended March 31, 2012, including discontinued operations, we recorded impairments for development projects in process of $3.2 million, land held for sale impairments of $0.2 million, and impairments of joint venture investments of $36,000. During the six months ended March 31, 2011, including discontinued operations, we recorded impairments for development projects in process of $18.2 million, land held for sale impairments of $0.2 million, and impairments of joint venture investments of $0.4 million. See Notes 1, 3 and 4 for additional information related to the fair value accounting for the assets listed above. Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter.
The fair value of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, cash secured loan and other secured notes payable approximate their carrying amounts due to the short maturity of these assets and liabilities.
Obligations related to land not owned under option agreements approximate fair value. The carrying values and estimated fair values of other financial assets and liabilities were as follows (in thousands):

	As of March 31, 2012		As of September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,124,487	$1,068,682	$1,132,152	$856,634
Mandatory Convertible Subordinated Notes	9,402	7,055	57,500	22,747
Junior Subordinated Notes	50,570	50,570	49,537	49,537
	$1,184,459	$1,126,307	$1,239,189	$928,918

The estimated fair values shown above for our publicly held Senior Notes and Mandatory Convertible Subordinated Notes have been determined using quoted market rates (Level 2). Since there is no trading market for our junior subordinated notes, the fair value of these notes is estimated by discounting scheduled cash flows through maturity (Level 3). The discount rate is estimated using market rates currently being offered on loans with similar terms and credit quality. Judgment is required in interpreting market data to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.

(11) Stock-based Compensation
For the three months ended March 31, 2012, our total stock-based compensation, included in general and administrative expenses (G&A), was approximately $1.2 million ($0.8 million net of tax). The fair value of each option/stock-based stock appreciation right (SSAR) grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance-based, nonvested stock grant is estimated on the date of grant using the Monte Carlo valuation method. The cash-settled component of any awards granted to employees are accounted for as a liability award and the liability is adjusted to fair value each reporting period until vested. Non-performance based, nonvested stock is valued based on the market price of the common stock on the date of the grant.
During the six months ended March 31, 2012 and 2011, employees surrendered 12,553 and 15,080 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $34,000 and $64,000 for the six months ended March 31, 2012 and 2011, respectively.
Stock Options: We used the following assumptions for our options granted during the six months ended March 31, 2012:

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
The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. At March 31, 2012, our SSAR/stock options outstanding had an intrinsic value of $0.6 million. The intrinsic value of SSARs/stock options vested and expected to vest in the future was $0.6 million. The SSARS/stock options vested and expected to vest in the future had a weighted average expected life of 3.0 years. There was no aggregate intrinsic value of exercisable SSARs/stock options as of March 31, 2012.
The following table summarizes stock options and SSARs outstanding as of March 31, 2012, as well as activity during the three and six months then ended:

	Three Months Ended		Six Months Ended
	March 31, 2012		March 31, 2012
	Shares	Weighted- Average Exercise Price	Shares		Weighted- Average Exercise Price
Outstanding at beginning of period	2,360,882	$8.08	1,876,238		$9.77
Granted	—	—	547,536		2.16
Expired	(43,835)	16.77	(47,303)		18.33
Forfeited	(35,363)	4.91	(94,787)		4.97
Outstanding at end of period	2,281,684	$7.96	2,281,684		$7.96
Exercisable at end of period	779,936	$12.47	779,936		$12.47
Vested or expected to vest in the future	2,259,086	$7.99	2,259,086	7.99	$7.99

Nonvested Stock Awards: Compensation cost arising from nonvested stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of March 31, 2012 and September 30, 2011, there was $3.6 million and $4.0 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at March 31, 2012 is expected to be recognized over a weighted average period of 1.3 years.
During the six months ended March 31, 2012, we issued 547,536 shares of performance-based restricted stock (Performance Shares) to our executive officers and certain corporate employees. Each Performance Share represents a contingent right to receive one share of the Company’s common stock if vesting is satisfied at the end of the three-year performance period. The number of shares that will vest at the end of the three-year performance period will depend upon the level to which the following two performance criteria are achieved 1) Beazer’s total shareholder return (TSR) relative to a group of peer companies and 2) the compound annual growth rate (CAGR) during the three-year performance period of Beazer common stock. The target number of Performance Shares that vest may be increased by up to 50% based on the level of achievement of the above criteria as defined in the award agreement. Payment for Performance Shares in excess of the target number (547,536) will be settled in cash. Any portion of the Performance Shares that do not vest at the end of the period will be forfeited. The grants of the performance-based, nonvested stock were valued using the Monte Carlo valuation method and had an estimated fair value of $1.13 per share, a portion of which is attributable to the potential cash-settled liability aspect of the grant which is included in Other Liabilities.
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
Activity relating to nonvested stock awards, including the Performance Shares for the three and six months ended March 31, 2012 is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2012		March 31, 2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	2,236,975	$4.74	1,440,397	$6.77
Granted	—	—	870,146	1.39
Vested	(26,527)	30.01	(54,768)	17.11
Forfeited	(51,480)	3.81	(96,807)	4.40
End of period	2,158,968	$4.45	2,158,968	$4.45

(12) Segment Information
We have three homebuilding segments operating in 16 states and beginning in the second quarter of fiscal 2011, we introduced our Pre-Owned Homes division which operates in Arizona and Nevada. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues from our Pre-Owned segment are derived from the rental and ultimate sale of previously owned homes purchased and improved by the Company. Our reportable segments have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. During the third quarter of fiscal 2011, in order to further optimize capital and resource allocations and based on our evaluation of both external market factors and our position in each market, we decided to discontinue our homebuilding operations in Northwest Florida. As a result, the information below for continuing operations and the Southeast segment, excludes results from our Northwest Florida market. The reportable homebuilding segments and all other homebuilding operations, not required to be reported separately, include operations conducting business in the following states:
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenue
West	$77,857	$36,791	$148,634	$76,339
East	75,192	58,418	157,010	108,632
Southeast	38,070	30,507	73,638	49,697
Pre-Owned	524	—	909	—
Continuing Operations	$191,643	$125,716	$380,191	$234,668

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Operating income/(loss)
West	$3,377	$(22,853)	$2,786	$(26,025)
East	(659)	(503)	147	(443)
Southeast	1,180	294	1,965	(813)
Pre-Owned	(62)	(243)	(200)	(243)
Segment total	3,836	(23,305)	4,698	(27,524)
Corporate and unallocated (a)	(21,530)	(21,402)	(39,091)	(45,319)
Total operating loss	(17,694)	(44,707)	(34,393)	(72,843)
Equity in income (loss) of unconsolidated joint ventures	4	71	(73)	309
Loss on extinguishment of debt	(2,747)	(102)	(2,747)	(3,004)
Other expense, net (d)	(18,265)	(11,466)	(36,538)	(29,531)
Loss from continuing operations before income taxes	$(38,702)	$(56,204)	$(73,751)	$(105,069)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Depreciation and amortization
West	$1,090	$570	$1,870	$1,122
East	805	470	1,310	973
Southeast	374	132	713	251
Pre-Owned	154	1	273	1
Segment total	2,423	1,173	4,166	2,347
Corporate and unallocated (a)	767	889	1,427	1,620
Continuing Operations	$3,190	$2,062	$5,593	$3,967

	Six Months Ended
	March 31,
	2012	2011
Capital Expenditures
West	$1,415	$1,830
East	1,883	1,242
Southeast	1,078	825
Pre-Owned (b)	7,906	—
Corporate and unallocated	206	1,104
Consolidated total	$12,488	$5,001

	March 31, 2012	September 30, 2011
Assets
West	$640,769	$649,057
East	361,404	372,984
Southeast	176,373	162,135
Pre-Owned (b)	20,451	12,315
Corporate and unallocated (c)	658,947	780,986
Consolidated total	$1,857,944	$1,977,477

(a)
Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. For the six months ended March 31, 2012, corporate and unallocated also includes an $11 million recovery related to old water intrusion warranty and related legal expenditures.

(b)
Pre-owned assets include the cost of previously owned homes, net of accumulated depreciation, totaling $19.0 million (190 homes) and $11.3 million (120 homes) as of March 31, 2012 and September 30, 2011, respectively. Capital expenditures represent the purchase of previously owned homes during the quarter.

(c)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other corporate items that are not allocated to the segments.

(d)
The three and six months ended March 31, 2011, includes a $6.8 million benefit related to the cash reimbursement from our former CEO in connection with his consent agreement with the Securities and Exchange Commission.

(13) Pre-owned Homes Business
Beazer began its pre-owned homes business for the purpose of acquiring, improving, renting and ultimately reselling, previously owned homes within select communities in markets in which we operate. We purchased our first home in March 2011. As of March 31, 2012, we owned 190 homes in Arizona and Nevada, of which 183 were leased. The cost, net of accumulated depreciation, of the previously owned homes acquired by our pre-owned homes business was $19.0 million and is reported separately and excluded from inventory. These assets are depreciated over the asset’s estimated remaining useful life. For the three and six months ended March 31, 2012, our pre-owned homes business generated $524,000 and $909,000 of revenue, respectively and had operating losses of $62,000 and $200,000, respectively.

(14) Supplemental Guarantor Information
As discussed in Note 7, our obligations to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of our subsidiaries. Certain of our immaterial subsidiaries do not guarantee our Senior Notes or our Secured Revolving Credit Facility. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. We have revised the prior period presentation for intercompany amounts included in the financial statements below to be consistent with the current year presentation.

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
March 31, 2012
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$252,555	$5,002	$745	$(1,274)	$257,028
Restricted cash	276,934	461	—	—	277,395
Accounts receivable (net of allowance of $4,099)	—	21,690	11	—	21,701
Income tax receivable	2,399	—	—	—	2,399
Owned inventory	—	1,191,572	—	—	1,191,572
Consolidated inventory not owned	—	14,405	—	—	14,405
Investments in unconsolidated joint ventures	773	20,618	—	—	21,391
Deferred tax assets, net	6,145	—	—	—	6,145
Property, plant and equipment, net	—	21,895	—	—	21,895
Previously owned rental homes, net	—	18,980	—	—	18,980
Investments in subsidiaries	100,068	—	—	(100,068)	—
Intercompany	1,055,867	—	3,008	(1,058,875)	—
Other assets	16,083	6,680	2,270	—	25,033
Total assets	$1,710,824	$1,301,303	$6,034	$(1,160,217)	$1,857,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$54,947	$—	$—	$54,947
Other liabilities	59,525	82,786	2,478	—	144,789
Intercompany	1,106	1,059,043	—	$(1,060,149)	—
Obligations related to land not owned under option agreements	—	6,260	—	—	6,260
Total debt (net of discounts of $21,313)	1,431,827	1,755	—	—	1,433,582
Total liabilities	1,492,458	1,204,791	2,478	$(1,060,149)	1,639,578
Stockholders’ equity	218,366	96,512	3,556	(100,068)	218,366
Total liabilities and stockholders’ equity	$1,710,824	$1,301,303	$6,034	$(1,160,217)	$1,857,944

Beazer Homes USA, Inc.

Unaudited Consolidating Balance Sheet Information
September 30, 2011
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$360,723	$10,488	$418	$(1,226)	$370,403
Restricted cash	276,678	380	—	—	277,058
Accounts receivable (net of allowance of $3,872)	—	28,292	11	—	28,303
Income tax receivable	4,823	—	—	—	4,823
Owned inventory	—	1,192,380	—	—	1,192,380
Consolidated inventory not owned	—	11,753	—	—	11,753
Investments in unconsolidated joint ventures	773	8,694	—	—	9,467
Deferred tax assets	2,760	—	—	—	2,760
Property, plant and equipment, net	—	22,613	—	—	22,613
Previously owned rental homes, net	—	11,347	—	—	11,347
Investments in subsidiaries	100,996	—	—	(100,996)	—
Intercompany	1,013,753	—	4,773	(1,018,526)	—
Other assets	18,550	25,190	2,830	—	46,570
Total assets	$1,779,056	$1,311,137	$8,032	$(1,120,748)	$1,977,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$72,695	$—	$—	$72,695
Other liabilities	93,047	116,210	2,930	—	212,187
Intercompany	1,072	1,018,680	—	(1,019,752)	—
Obligations related to consolidated inventory not owned	—	5,389	—	—	5,389
Total debt (net of discounts of $23,243)	1,486,557	2,269	—	—	1,488,826
Total liabilities	1,580,676	1,215,243	2,930	(1,019,752)	1,779,097
Stockholders’ equity	198,380	95,894	5,102	(100,996)	198,380
Total liabilities and stockholders’ equity	$1,779,056	$1,311,137	$8,032	$(1,120,748)	$1,977,477

Beazer Homes USA, Inc.

Unaudited Consolidating Statement of Operations Information
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2012
Total revenue	$—	$191,643	$241	$(241)		$191,643
Home construction and land sales expenses	12,636	157,888	—	(241)		170,283
Inventory impairments and option contract abandonments	25	1,145	—	—		1,170
Gross (loss) profit	(12,661)	32,610	241	—		20,190
Commissions	—	8,375	—	—		8,375
General and administrative expenses	—	26,285	34	—		26,319
Depreciation and amortization	—	3,190	—	—		3,190
Operating (loss) income	(12,661)	(5,240)	207	—		(17,694)
Equity in income of unconsolidated joint ventures	—	4	—	—		4
Loss on extinguishment of debt	(2,747)	—	—	—		(2,747)
Other (expense) income, net	(18,798)	524	9	—		(18,265)
(Loss) income before income taxes	(34,206)	(4,712)	216	—		(38,702)
(Benefit from) provision for income taxes	(13,296)	12,385	75	—		(836)
Equity in (loss) income of subsidiaries	(16,956)	—	—	16,956	16,956	—
(Loss) income from continuing operations	(37,866)	(17,097)	141	16,956		(37,866)
Loss from discontinued operations	—	(2,078)	(4)	—		(2,082)
Equity in (loss) income of subsidiaries	(2,082)	—	—	2,082		—
Net (loss) income	$(39,948)	$(19,175)	$137	$19,038		$(39,948)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2011
Total revenue	$—	$125,716	$282	$(282)		$125,716
Home construction and land sales expenses	8,279	101,241	—	(282)		109,238
Inventory impairments and option contract abandonments	1,409	16,413	—	—		17,822
Gross (loss) profit	(9,688)	8,062	282	—		(1,344)
Commissions	—	5,233	—	—		5,233
General and administrative expenses	—	36,036	32	—		36,068
Depreciation and amortization	—	2,062	—	—		2,062
Operating (loss) income	(9,688)	(35,269)	250	—		(44,707)
Equity in income of unconsolidated joint ventures	—	71	—	—		71
Loss on extinguishment of debt	(102)	—	—	—		(102)
Other (expense) income, net	(19,058)	7,575	17	—		(11,466)
(Loss) income before income taxes	(28,848)	(27,623)	267	—		(56,204)
(Benefit from) provision for income taxes	(11,213)	8,694	93	—		(2,426)
Equity in (loss) income of subsidiaries	(36,143)	—	—	36,143		—
(Loss) income from continuing operations	(53,778)	(36,317)	174	36,143		(53,778)
Income (loss) from discontinued operations	—	26	(3)	—		23
Equity in income (loss) of subsidiaries	23	—	—	(23)		—
Net (loss) income	$(53,755)	$(36,291)	$171	$36,120		$(53,755)

Beazer Homes USA, Inc.

Unaudited Consolidating Statement of Operations Information
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2012
Total revenue	$—	$380,191	$460	$(460)	$380,191
Home construction and land sales expenses	25,479	308,040	—	(460)	333,059
Inventory impairments and option contract abandonments	53	4,620	—	—	4,673
Gross (loss) profit	(25,532)	67,531	460	—	42,459
Commissions	—	16,746	—	—	16,746
General and administrative expenses	—	54,451	62	—	54,513
Depreciation and amortization	—	5,593	—	—	5,593
Operating (loss) income	(25,532)	(9,259)	398	—	(34,393)
Equity in loss of unconsolidated joint ventures	—	(73)	—	—	(73)
Loss on extinguishment of debt	(2,747)	—	—	—	(2,747)
Other (expense) income, net	(37,914)	1,357	19	—	(36,538)
(Loss) income before income taxes	(66,193)	(7,975)	417	—	(73,751)
(Benefit from) provision for income taxes	(25,729)	(11,000)	146	—	(36,583)
Equity in income (loss) of subsidiaries	3,296	—	—	(3,296)	—
(Loss) income from continuing operations	(37,168)	3,025	271	(3,296)	(37,168)
(Loss) from discontinued operations	—	(2,034)	(7)	—	(2,041)
Equity in loss of subsidiaries	(2,041)	—	—	2,041	—
Net income	$(39,209)	$991	$264	$(1,255)	$(39,209)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2011
Total revenue	$—	$234,668	$533	$(533)	$234,668
Home construction and land sales expenses	15,173	191,649	—	(533)	206,289
Inventory impairments and option contract abandonments	1,409	17,052	—	—	18,461
Gross (loss) profit	(16,582)	25,967	533	—	9,918
Commissions	—	10,223	—	—	10,223
General and administrative expenses	—	68,507	64	—	68,571
Depreciation and amortization	—	3,967	—	—	3,967
Operating (loss) income	(16,582)	(56,730)	469	—	(72,843)
Equity in income of unconsolidated joint ventures	—	309	—	—	309
Loss on extinguishment of debt	(3,004)	—	—	—	(3,004)
Other (expense) income, net	(37,981)	8,406	44	—	(29,531)
(Loss) income before income taxes	(57,567)	(48,015)	513	—	(105,069)
(Benefit from) provision for income taxes	(22,376)	19,178	179	—	(3,019)
Equity in (loss) income of subsidiaries	(66,859)	—	—	66,859	—
(Loss) income from continuing operations	(102,050)	(67,193)	334	66,859	(102,050)
Loss from discontinued operations	—	(507)	(6)	—	(513)
Equity in loss of subsidiaries	(513)	—	—	513	—
Net (loss) income	$(102,563)	$(67,700)	$328	$67,372	$(102,563)

Beazer Homes USA, Inc.

Unaudited Consolidating Statements of Cash Flow Information
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2012
Net cash (used in) provided by operating activities	$(102,064)	$21,676	$362	$—	$(80,026)
Cash flows from investing activities:
Capital expenditures	—	(12,488)	—	—	(12,488)
Investments in unconsolidated joint ventures	—	(810)	—	—	(810)
Return of capital from joint ventures	—	428	—	—	428
Increases in restricted cash	(255)	(633)	—	—	(888)
Decreases in restricted cash	551	—	—	—	551
Net cash provided by (used in) investing activities	296	(13,503)	—	—	(13,207)
Cash flows from financing activities:
Repayment of debt	(2,385)	(514)	—	—	(2,899)
Settlement of unconsolidated JV debt obligations	(15,862)	—	—	—	(15,862)
Debt issuance costs	(97)	—	—	—	(97)
Equity issuance costs	(1,212)	—	—	—	(1,212)
Common stock redeemed	(34)	—	—	—	(34)
Excess tax benefit from equity-based compensation	(38)	—	—	—	(38)
Dividends paid	(1,800)	—	1,800	—	—
Advances to/from subsidiaries	15,028	(13,145)	(1,835)	(48)	—
Net cash used in financing activities	(6,400)	(13,659)	(35)	(48)	(20,142)
(Decrease) increase in cash and cash equivalents	(108,168)	(5,486)	327	(48)	(113,375)
Cash and cash equivalents at beginning of period	360,723	10,488	418	(1,226)	370,403
Cash and cash equivalents at end of period	$252,555	$5,002	$745	$(1,274)	$257,028
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2011
Net cash (used in) provided by operating activities	$(14,602)	$(172,292)	$182	$—	$(186,712)
Cash flows from investing activities:
Capital expenditures	—	(5,001)	—	—	(5,001)
Investments in unconsolidated joint ventures	—	(1,431)	—	—	(1,431)
Increases in restricted cash	(33,742)	(340)	—	—	(34,082)
Decreases in restricted cash	1,894	370	—	—	2,264
Net cash used in investing activities	(31,848)	(6,402)	—	—	(38,250)
Cash flows from financing activities:
Repayment of debt	(199,700)	(464)	—	—	(200,164)
Proceeds from issuance of new debt	246,388	—	—	—	246,388
Proceeds from issuance of cash secured loan	32,591	—	—	—	32,591
Debt issuance costs	(5,130)	—	—	—	(5,130)
Common stock redeemed	(64)	—	—	—	(64)
Excess tax benefit from equity-based compensation	(3,584)	—	—	—	(3,584)
Advances to/from subsidiaries	(169,519)	172,118	11	(2,610)	—
Net cash (used in) provided by financing activities	(99,018)	171,654	11	(2,610)	70,037
(Decrease) increase in cash and cash equivalents	(145,468)	(7,040)	193	(2,610)	(154,925)
Cash and cash equivalents at beginning of period	530,847	8,343	200	(2,269)	537,121
Cash and cash equivalents at end of period	$385,379	$1,303	$393	$(4,879)	$382,196

(15) Discontinued Operations
We continually review each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase shareholder value. This review entails an evaluation of both external market factors and our position in each market and over time has resulted in the decision to discontinue certain of our homebuilding operations. During the third quarter of fiscal 2011, we decided to discontinue our homebuilding operations in Northwest Florida which has historically been reported in our Southeast segment.
We have classified the results of operations of our discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of March 31, 2012 or September 30, 2011. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of operations. The results of our discontinued operations in the unaudited condensed Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Total revenue	$278	$3,942	$3,474	$9,910
Home construction and land sales expenses	147	2,697	2,935	7,234
Inventory impairments and lot option abandonments	2	38	34	320
Gross profit	129	1,207	505	2,356
Commissions	13	266	171	672
General and administrative expenses (a)	2,200	693	2,717	1,744
Depreciation and amortization	4	62	25	124
Operating loss (income)	(2,088)	186	(2,408)	(184)
Equity in loss of unconsolidated joint ventures	(7)	(174)	(36)	(349)
Other (loss) income, net	(1)	23	(10)	26
(Loss) income from discontinued operations before income taxes	(2,096)	35	(2,454)	(507)
Benefit (provision) from income taxes	(14)	12	(413)	6
(Loss) income from discontinued operations, net of tax	$(2,082)	$23	$(2,041)	$(513)

(a)	The three and six months ended March 31, 2012, includes approximately $2 million of expense for legal fees and potential liability related to outstanding matters in Denver, Colorado.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Executive Overview and Outlook
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Executive Overview and Outlook
In recent months, we have been encouraged by increased traffic visiting our communities and by solid year-over-year sales results. Potential homebuyers can enjoy very low interest rates and record levels of affordability while avoiding increased residential rental rates. However, the uncertain macroeconomic environment continues to restrain the demand for new homes. An unstable job market and consistently high unemployment levels, along with today's complex, inconsistent and difficult mortgage origination environment, constrains our ability to convert the increased traffic into an equivalent number of sales and closings.
Despite these challenges, we remain committed to our disciplined approach to bring the Company back to sustained profitability by:

•	Increasing our sales per community without simply lowering prices;

•	Gradually increasing our number of active communities;

•	Generating increased contribution margins as our sales per community improve and as we benefit from additional communities; and

•	Keeping our overhead costs under control.

The recent improvement in our operating results provides us with confidence in the eventual growth prospects for our business. We have intently concentrated on increasing sales in all of our current communities this fiscal year. We have taken and may continue to take actions in some of our more challenged communities that have resulted in lower margins in the short-term. These actions are in an effort to position the Company to return to sustained profitability in the future.
Also during the six months ended March 31, 2012, as we focused on improving the operations in our existing communities, we took a relatively conservative approach to land spending. For now, we expect to replace the land that we use during fiscal 2012 without adding a significant number of additional lots. However, should we find that the recent market improvement (evidenced by the increased sales levels both we and our competitors are experiencing) is sustained, we may opt to increase our level of land spending.
As part of our drive to return to profitability, we intend to preserve and protect our liquidity and will look for opportunities to reduce the debt and interest burden we currently carry. To that end, we completed an exchange of $48.1 million of our Mandatory Convertible Subordinated Notes and 2.8 million Tangible Equity Units for approximately 24.8 million shares of common stock during the quarter ended March 31, 2012. The significant flexibility inherent within our capital structure along with our plentiful land supply provide us with a variety of options to employ should future conditions warrant.
Our visibility into the economic conditions for the remainder of fiscal 2012 remains limited; however, we believe we will continue to benefit from the current increased traffic trends, projected population growth and increases in housing starts in the coming years. In the meantime, we are taking the steps necessary to drive improvement in our homebuilding operations, while maintaining an efficient cost structure, looking for new opportunities to generate profits and investing for future growth, all with the intention to accelerate our return to profitability.
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

RESULTS OF CONTINUING OPERATIONS:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
($ in thousands)	2012	2011	2012	2011
Revenues:
Homebuilding	$189,617	$121,804	$376,469	$230,443
Land sales and other	2,026	3,912	3,722	4,225
Total	$191,643	$125,716	$380,191	$234,668
Gross profit (loss):
Homebuilding	$19,467	$(2,701)	$40,819	$8,250
Land sales and other	723	1,357	1,640	1,668
Total	$20,190	$(1,344)	$42,459	$9,918
Gross margin:
Homebuilding	10.3%	(2.2)%	10.8%	3.6%
Land sales and other	35.7%	34.7%	44.1%	39.5%
Total	10.5%	(1.1)%	11.2%	4.2%
Commissions	8,375	5,233	16,746	10,223
General and administrative (G&A) expenses:	$26,319	$36,068	$54,513	$68,571
G&A as a percentage of total revenue	13.7%	28.7%	14.3%	29.2%
Depreciation and amortization	$3,190	$2,062	$5,593	$3,967
Equity in income (loss) of unconsolidated joint ventures from:
Income (loss) from joint venture activity	$4	$71	$(73)	$401
Impairment of joint venture investments	—	—	—	(92)
Equity in income (loss) of unconsolidated joint ventures	$4	$71	$(73)	$309
Loss on extinguishment of debt	$(2,747)	$(102)	$(2,747)	$(3,004)

Items impacting comparability between periods
The following items impact the comparability of our results of continuing operations between the three and six months ended March 31, 2012 and 2011: inventory impairments and abandonments, warranty recoveries, certain general and administrative costs and loss on extinguishment of debt. In addition, during the third quarter of fiscal 2011, we decided to discontinue homebuilding operations in our Northwest Florida market. We have reclassified the previously reported operating results of this operation for all periods presented to discontinued operations.
Inventory Impairments and Abandonments. Gross margins for the three and six months ended March 31, 2012 were positively impacted by a decrease in non-cash pre-tax inventory impairments and option contract abandonments. During the three and six months ended March 31, 2012, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including the competitive market conditions in those specific submarkets for the product and locations of these communities. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates based on current market conditions and management's assumptions relative to future results led to additional impairments during this period. In future periods, we may determine that it is prudent to reduce sales prices, increase sales incentives or reduce absorption rates in specific communities which may lead to additional impairments, which could be material.
The impairments on land held for sale for the three and six months ended March 31, 2012 and 2011 represent further write downs of certain properties to net realizable value, less estimated costs to sell and are a result of our review of recent comparable transactions.

In addition, over the past few years, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as pre-acquisition costs. We recorded minimal abandonment charges during the three and six months ended March 31, 2012 and 2011 related to these decisions.
The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the three and six months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
West	$372	$15,925	$2,370	$16,018
East	655	163	1,251	362
Southeast	106	126	966	473
Unallocated	37	1,608	86	1,608
Continuing Operations	$1,170	$17,822	$4,673	$18,461

The estimated fair value of our impaired inventory at each period end, the number of lots and number of communities impaired in each period are set forth in the table below as follows ($ in thousands).

Quarter Ended	Estimated Fair Value of Impaired Inventory at Period End		Lots Impaired		Communities Impaired
	2012	2011	2012	2011	2012	2011
March 31	$3,292	$29,244	25	730	1	7
December 31	$6,377	$—	51	—	1	—

Gross Profit. Total gross profit for the six months ended March 31, 2012 and 2011 include warranty recoveries of $11.0 million and $1.4 million, respectively. Excluding these warranty items, total gross profit would have been $31.5 million for the six months ended March 31, 2012 as compared to $8.6 million in the prior year. Also, during the quarter ended March 31, 2012, our gross profit benefited from $3.2 million of bond reimbursements and improved product liability and warranty payment experience. Additional disclosure of these items is included in the discussion of Homebuilding Gross Profit below.
Commissions. Commission expense includes amounts due to internal sales associates and to external real estate agents, if applicable, related to homes closed during their period. Commissions as a percentage of homebuilding revenues were relatively flat between periods.
General and Administrative Expense Items. The decrease in G&A expense for the three and six months ended March 31, 2012 as compared to the prior year is primarily related to the impact of prior cost reductions realized related to headcount and office space reductions and management changes.
Joint Venture Impairment Charges. As a result of the economic conditions in certain of our markets, we recorded minor impairments in certain of our unconsolidated joint ventures for the six months ended March 31, 2011 (see Note 3 to the unaudited condensed consolidated financial statements where further discussed). If these adverse market conditions worsen, we may have to take further impairments of our investments in these joint ventures that may have a material adverse effect on our financial position and results of operations.
Loss on Extinguishment of Debt. During the three and six months ended March 31, 2012, we recognized a $2.7 million loss on extinguishment of debt related to our exchange of a significant portion of our Mandatory Convertible Subordinated Notes and Tangible Equity Units. During the six months ended March 31, 2011, we redeemed or repurchased in open market transactions an aggregate of $197.5 million of our outstanding Senior Notes for an aggregate purchase price of $198.3 million, plus accrued and unpaid interest as of the purchase date. These transactions resulted in a loss on extinguishment of debt of $3.0 million, net of unamortized discounts and debt issuance costs related to these notes. See Note 7 to the unaudited condensed consolidated financial statements for additional information.
Other expense, net. For the three and six months ended March 31, 2012, other expense, net includes $18.8 million and $37.9 million, respectively, of interest expense not qualified for capitalization. For the three and six months ended March 31, 2011, other expense, net includes $19.1 million and $38.0 million of interest expense not qualified for capitalization respectively. Other expense for the three and six months ended March 31, 2011 is net of the $6.8 million benefit recognized related to our former Chief Executive Officer's settlement with the SEC.

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
Our overall effective tax rates from continuing operations were 2.16%, and 49.60% for the three and six months ended March 31, 2012, respectively compared to 4.32% and 2.87% for the three and six months ended March 31, 2011. The change in our effective tax rate for the three and six months ended March 31, 2012, was primarily attributable to tax planning which created certainty in the recognition of some of our prior year’s unrecognized tax benefits.
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
($ in thousands)	2012	2011	2012	2011
Closings	1	20	16	50
New Orders	(1)	27	(1)	46
Homebuilding revenues	$215	$3,945	$3,411	$9,469
Land and lot sale revenues	63	—	63	435
Mortgage & title revenues	—	(3)	—	6
Total revenue	$278	$3,942	$3,474	$9,910

Three and Six Months Ended Ended March 31, 2012 Compared to the Three and Six Months Ended Ended March 31, 2011
Segment Results – Continuing Operations
Unit Data by Segment

	Three Months Ended March 31,
	New Orders, net			Cancellation Rates
	2012	2011	12 v 11	2012	2011
West	655	417	57.1%	20.3%	21.8%
East	502	480	4.6%	28.7%	23.3%
Southeast	355	275	29.1%	16.3%	10.1%
Total	1,512	1,172	29.0%	22.5%	20.0%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates
	2012	2011	12 v 11	2012	2011
West	958	591	62.1%	25.7%	27.4%
East	751	737	1.9%	33.2%	25.5%
Southeast	527	378	39.4%	19.2%	14.1%
Total	2,236	1,706	31.1%	27.1%	23.9%

Our West and Southeast segments experienced increased net new orders across all markets driven by increased traffic to our communities and the opening of new communities. These increases were moderated slightly by a lower increase in new orders, net of cancellations in our East segment which continued to face challenging market conditions. Our New Jersey market was especially impacted by increased cancellation rates, as a higher than normal number of their potential homebuyers encountered challenges selling existing homes and obtaining mortgage financing. Despite the increased traffic in many of our markets, potential buyers still continue to be negatively impacted by the lengthened mortgage process and limited financing availability. These challenges not only impact our ability to sell homes, but also impact our potential homebuyer’s ability to sell existing homes and to obtain mortgage financing.

	As of March 31, 2012
	2012	2011	12 v 11
Backlog Units:
West	789	463	70.4%
East	787	682	15.4%
Southeast	399	251	59.0%
Total	1,975	1,396	41.5%
Aggregate dollar value of homes in backlog (in millions)	$465.0	$335.2	38.7%

Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The increase in backlog for our continuing operations at March 31, 2012 compared to the prior year, related to our growth in net new orders and the impact of our higher beginning backlog. If we are unable to sustain or increase this level of backlog, we will experience less revenue in the future which could also result in additional asset impairment charges and lower levels of liquidity. However, we currently expect new orders and backlog to increase as the availability of mortgage loans stabilizes, the inventory of new and used homes decreases and consumer confidence in the economic recovery increases.
Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues, the average selling prices of our homes and closings by reportable segment (in thousands):

	Three Months Ended March 31,
	Homebuilding Revenues			Average Selling Price			Closings
	2012	2011	12 v 11	2012	2011	12 v 11	2012	2011	12 v 11
West	77,810	$35,788	117.4%	$210.9	$197.7	6.7%	369	181	103.9%
East	74,902	55,927	33.9%	256.5	255.4	0.4%	292	219	33.3%
Southeast	36,905	30,089	22.7%	201.7	184.6	9.3%	183	163	12.3%
Total	$189,617	$121,804	55.7%	$224.7	$216.3	3.9%	844	563	49.9%

	Six Months Ended March 31,
	Homebuilding Revenues			Average Selling Price			Closings
	2012	2011	12 v 11	2012	2011	12 v 11	2012	2011	12 v 11
West	$148,064	$75,336	96.5%	$200.4	$189.8	5.6%	739	397	86.1%
East	156,669	106,141	47.6%	260.2	252.1	3.2%	602	421	43.0%
Southeast	71,736	48,966	46.5%	193.9	185.5	4.5%	370	264	40.2%
Total	$376,469	$230,443	63.4%	$220.0	$213.0	3.3%	1,711	1,082	58.1%

Homebuilding revenues increased for the three and six months ended March 31, 2012 compared to the comparable period of the prior year due to an increase in closings and average selling prices (ASP). The increase in closings is attributable to a higher beginning backlog related to increased sales in the prior quarter and improved traffic in many of our markets which enhanced our ability to generate additional sales and closings in the current quarter. The change in ASP was primarily attributable to the mix in closings between products and among communities as compared to the prior year, although certain markets were able to selectively increase ASP in response to improving market conditions.
Homebuilding Gross Profit. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges). Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs. The following table sets forth our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the three and six months ended March 31, 2012, and 2011. Total homebuilding gross profit and gross margin excluding inventory impairments and abandonments and interest amortized to cost of sales are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit determined in accordance with GAAP as an indicator of operating performance. The magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company, and for other home builders, have been significant in recent periods and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, and other similar presentations by analysts and other companies, is frequently used to assist investors in understanding and comparing the operating characteristics of home building activities by eliminating many of the differences in companies’ respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management compare operating results and as a measure of the level of cash which may be available for discretionary spending.

($ in thousands)	Three Months Ended March 31, 2012
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$13,682	17.6%	$372	$14,054	18.1%	$—	$14,054	18.1%
East	9,232	12.3%	655	9,887	13.2%	—	9,887	13.2%
Southeast	6,718	18.2%	106	6,824	18.5%	—	6,824	18.5%
Corporate & unallocated	(10,165)		37	(10,128)		12,636	2,508
Total homebuilding	$19,467	10.3%	$1,170	$20,637	10.9%	$12,636	$33,273	17.5%

($ in thousands)	Three Months Ended March 31, 2011
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$(10,170)	(28.4)%	$15,925	$5,755	16.1%	$—	$5,755	16.1%
East	7,868	14.1%	163	8,031	14.4%	—	8,031	14.4%
Southeast	4,909	16.3%	126	5,035	16.7%	—	5,035	16.7%
Corporate & unallocated	(5,308)		1,608	(3,700)		8,279	4,579
Total homebuilding	$(2,701)	(2.2)%	$17,822	$15,121	12.4%	$8,279	$23,400	19.2%

($ in thousands)	Six Months Ended March 31, 2012
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$22,857	15.4%	$2,370	$25,227	17.0%	$—	$25,227	17.0%
East	19,356	12.4%	1,251	20,607	13.2%	—	20,607	13.2%
Southeast	12,114	16.9%	966	13,080	18.2%	—	13,080	18.2%
Corporate & unallocated	(13,508)		86	(13,422)		25,479	12,057
Total homebuilding	$40,819	10.8%	$4,673	$45,492	12.1%	$25,479	$70,971	18.9%

($ in thousands)	Six Months Ended March 31, 2011
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$(4,414)	(5.9)%	$16,018	$11,604	15.4%	$—	$11,604	15.4%
East	15,834	14.9%	362	16,196	15.3%	—	16,196	15.3%
Southeast	7,379	15.1%	473	7,852	16.0%	—	7,852	16.0%
Corporate & unallocated	(10,549)		1,608	(8,941)		15,173	6,232
Total homebuilding	$8,250	3.6%	$18,461	$26,711	11.6%	$15,173	$41,884	18.2%

For the three and six months ended March 31, 2012 as compared to the prior year, the increase in homebuilding gross margins excluding impairments in the West and Southeast segments is primarily due to the impact of increased closings on our ability to leverage certain fixed costs, bond reimbursements in the West and improved product liability and warranty payment experience in both segments. The decrease in our homebuilding gross margins excluding impairments in the East segment is related to 1) actions taken in certain of our markets in response to competitor actions and overall market conditions in an effort to drive absorptions and address consumer demand and 2) increased warranty costs as compared to the six months ended March 31, 2011 which benefited from a $1.4 million warranty recovery. For our total continuing operations, our homebuilding gross profit without impairments, abandonments, and interest of 17.5% reflects a 170 bps benefit from $3.2 million in bond reimbursements and improved product liability and warranty experience in the quarter ended March 31, 2012.

During the six months ended March 31, 2012, our corporate and unallocated gross profit without I&A and interest reflects a benefit from an $11 million insurance recovery related to previously recorded water intrusion warranty related expenditures. The warranty recoveries year-to-date in fiscal 2012 and 2011 contributed 300 bps and 60 bps to our homebuilding gross margins without I&A and interest, respectively. Excluding the aforementioned warranty recoveries, our homebuilding gross margin without I&A and interest for the six months ended March 31, 2012 would have been 15.9% compared to 17.6% in the prior year.
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
The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing twelve-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, the homebuilding gross margin from our continuing operations was 8.9% and excluding interest and inventory impairments, it was 17.7%. Excluding the aforementioned warranty recovery, our trailing 12-month homebuilding gross margin without I&A and interest would have been 16.4%. For the same trailing 12-month period, homebuilding gross margins were as follows in those communities that have previously been impaired:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(13.8)%
Impact of interest amortized to COS related to these communities	7.7%
Pre-impairment turn gross margin, excluding interest amortization	(6.1)%
Impact of impairment turns	21.9%
Gross margin (post impairment turns), excluding interest	15.8%

Land Sales and Other Revenues. Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets. Other revenues include net fees we received for general contractor services we performed on behalf of a third party and broker fees and rental revenues earned by our Pre-Owned operations. The table below summarizes land sales and other revenues and gross profit by reportable segment for the three and six months ended March 31, 2012 and 2011 (in thousands) - n/m in the table below indicates the percentage is “not meaningful”:

	Land Sales & Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011	12 v 11	2012	2011	12 v 11
West	$47	$1,003	(95.3)%	$12	$394	(97.0)%
East	290	2,491	(88.4)%	17	665	(97.4)%
Southeast	1,165	418	178.7%	369	306	20.6%
Pre-Owned	524	—	n/m	325	(8)	n/m
Total	$2,026	$3,912	(48.2)%	$723	$1,357	(46.7)%

	Land Sales & Other Revenues			Land Sales and Other Gross Profit (Loss)
	Six Months Ended March 31,			Six Months Ended March 31,
	2012	2011	12 v 11	2012	2011	12 v 11
West	$570	$1,003	(43.2)%	$60	$394	(84.8)%
East	341	2,491	(86.3)%	71	664	(89.3)%
Southeast	1,902	731	160.2%	1,010	618	63.4%
Pre-Owned	909	—	n/m	499	(8)	n/m
Total	$3,722	$4,225	(11.9)%	$1,640	$1,668	(1.7)%

Our fiscal 2012 and fiscal 2011 land sales and other revenue and gross profit in our Southeast segment include net fees received for general contractor services we performed on behalf of a third party. As of March 31, 2012, our Pre-Owned operations had purchased 190 homes, of which 183 were leased.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of March 31, 2012, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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
As of March 31, 2012, our liquidity position consisted of $257.0 million in cash and cash equivalents plus $277.4 million of restricted cash, of which $247.4 million related to our cash secured term loan. We expect to maintain a significant liquidity position during the remainder of fiscal 2012, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance on a quarterly basis.
During the six months ended March 31, 2012, our net cash used in operating activities was $80.0 million compared to $186.7 million during the comparable period of the prior year. Our net cash used in operating activities in both years was primarily due to the payment of trade accounts payable, interest obligations and other liabilities. Our cash used in operating activities in the prior year was also impacted by a $94.5 million increase in inventory (excluding inventory impairments and abandonment charges). This increase in inventory in fiscal 2011 related primarily to our strategic investments in land as we closed out older communities and positioned the Company to open new communities. Also impacting cash used in operations in both years were decreases in income tax receivables and other assets primarily related to the collection of reimbursable amounts due from land spending and the cash release of utility and other deposits.
Net cash used in investing activities was $13.2 million for the six months ended March 31, 2012 which was due primarily to capital expenditures of $7.9 million for costs related to our purchase of previously owned homes by our pre-owned homes business. Net cash used in investing activities was $38.3 million for the six months ended March 31, 2011 which was primarily related to the $32.6 million funding of collateral (restricted cash) for the Company’s cash secured term loan.
Net cash used in financing activities of $20.1 million for the six months ended March 31, 2012 primarily related to the settlement paid to lenders of one of our unconsolidated joint ventures in connection with a plan of reorganization (see Note 3 to the unaudited condensed consolidated financial statements). Net cash provided by financing activities was $70.0 million for the six months ended March 31, 2011 primarily related to our completion of a $250 million senior unsecured debt offering, $198.3 million net proceeds of which was used to redeem our outstanding 2013 Senior Notes and a portion of our 2015 and 2016 Senior Notes.

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
We fulfill our short-term cash requirements with cash generated from our operations and available borrowings. As a result, there were no amounts outstanding under the Secured Revolving Credit Facility at March 31, 2012. In addition, we have entered into a number of stand-alone, cash secured letter of credit agreements with banks. These facilities will continue to provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. We currently have $24.6 million outstanding letters of credit under these facilities. As of March 31, 2012, we have secured our letters of credit under these facilities using cash collateral which is maintained in restricted accounts totaling $29.6 million. In addition, we have elected to pledge approximately $1.0 billion of inventory assets to our revolving credit facility. We believe that our $534.4 million of cash and cash equivalents and restricted cash at March 31, 2012, cash generated from our operations and the availability of new debt and equity financing, if any, will be adequate to meet our liquidity needs during the remainder of fiscal 2012.
In addition to our continued focus on generation and preservation of cash, we are also focused on increasing our stockholders’ equity and reducing our leverage. During fiscal 2012, one of our priorities is to pursue opportunities that would enable us to reduce our interest expense and extend the maturities of our debt. With this focus, we decided to offer to exchange our Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock at a premium during the quarter ended March 31, 2012. This culmination of these transactions reduced our annual interest expense by approximately $4.0 million. In the future, we may decide to issue additional new common or preferred equity. Any such new issuance may take the form of public or private offerings for cash, or such issuances may be used consummate acquisitions of businesses or assets, or to exchange for a portion of our outstanding debt. We may also from time to time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities, in open market purchases, privately negotiated transactions or otherwise. In addition, any material variance from our projected operating results, could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all.
Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during the six months ended March 31, 2012 or 2011. Any future stock repurchases, as allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At March 31, 2012, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid during the six months ended March 31, 2012 or 2011.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At March 31, 2012, we controlled 25,617 lots (a 6.5-year supply based on our trailing twelve months of closings). We owned 83.8%, or 21,458 lots, and 4,159 lots, 16.2%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $25.3 million at March 31, 2012. The total remaining purchase price, net of cash deposits, committed under all options was $205.7 million as of March 31, 2012. When market conditions improve, we may expand our use of option agreements to supplement our owned inventory supply.
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
We participate in a number of land development joint ventures in which we have less than a controlling interest. We enter into joint ventures in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our joint ventures are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the joint venture’s members and other third parties. We account for our interest in these joint ventures under the equity method. Our unaudited condensed consolidated balance sheets include investments in joint ventures totaling $21.4 million and $9.5 million at March 31, 2012 and September 30, 2011, respectively.
Our joint ventures typically obtain secured acquisition and development financing. At March 31, 2012, our unconsolidated joint ventures had borrowings outstanding totaling $65.5 million. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated joint ventures. At March 31, 2012, we had a repayment guarantee of $0.7 million. See Note 3 to the unaudited condensed consolidated financial statements for further information.
We had outstanding performance bonds of approximately $159.5 million, at March 31, 2012 related principally to our obligations to local governments to construct roads and other improvements in various developments.
Recently Adopted Accounting Pronouncements
See Note 1 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of March 31, 2012, we had variable rate debt outstanding totaling approximately $247.4 million. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at March 31, 2012 was $1.13 billion, compared to a carrying value of $1.19 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.13 billion to $1.17 billion at March 31, 2012.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
From 1998 through 2008 Beazer Mortgage Corporation (BMC), a wholly owned subsidiary of the Company, originated mortgage loans for a portion of the Company's homebuyers. The bulk of these loans were funded by unaffiliated lenders or, to the extent initially funded by BMC, promptly sold to third party lenders and investors. We believe a large number of such loans were ultimately acquired by government sponsored entities such as the Federal National Mortgage Association (Fannie Mae). In general, underwriting decisions were not made by BMC but by the lender/investors themselves or third-party service providers. BMC is involved in litigation with one of these lenders in with one of these lenders in which the lender is seeking to recover losses allegedly sustained on such loans. See Note 9, Contingencies, to the unaudited condensed consolidated financial statements for a description of this litigation. In addition, three other investors have demanded that BMC indemnify them for losses suffered with respect to other mortgage loans or repurchase such loans, largely alleging misrepresentations by the borrowers or defects in the loan origination process. We are currently investigating each of these claims and are in communications with the investors. To date, including the mortgage loans that are the subject of the lawsuit described above, we have active requests to repurchase fewer than 100 mortgage loans. While we have not been required to repurchase any of such mortgage loans, there can be no assurance that once all documentation and facts are investigated that BMC will not agree to, or be obligated to, repurchase some or all of such loans. Previously, we established an immaterial amount as a reserve for the repurchase of mortgage loans originated by BMC. BMC did not service the loans it originated and accordingly information regarding loan performance and the underwriting process is limited or difficult to obtain. At this time, we do not believe that the exposure related to any such additional claims would be material to our consolidated financial position or results of operation. However, given the increasing focus on this issue generally, potential actions of government sponsored entities and the uncertainties regarding resolution of each claim, we cannot rule out the potential for additional mortgage loan repurchase claims in the future, potential liability for some or all of these claims or changes in our assessment of these claims which may result in establishment of additional reserves that may or may not be material. However, as of March 31, 2012 , no liability has been recorded for any such additional claims as such exposure is not reasonable estimable.
On March 15, 2011, a shareholder derivative suit was filed by certain funds affiliated with Teamster Local 237 in the Superior Court of Fulton County, State of Georgia against certain officers and directors of the Company and the Company’s compensation consultants. The complaint alleges breach of fiduciary duties involving decisions regarding executive compensation; specifically that compensation awarded to certain Company executives for the 2010 fiscal year was improper in light of the negative subsequent advisory “say on pay” vote by shareholders at the Company’s 2011 stockholders' meeting. On September 16, 2011, the Court entered an order and granted the defendants’ motion to dismiss all counts of the complaint. Although the plaintiffs filed an appeal from this dismissal, they have subsequently decided to withdraw such appeal. We have joined in that motion. Each party has agreed to bear its own fees and expenses and the Company made no payment to the plaintiffs to resolve this matter.
We cannot predict or determine the timing or final outcome of the lawsuits or the effect that any adverse findings or determinations in the pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss, if any, cannot presently be made with respect to certain of the above pending matters. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations.
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $16 million has been paid as of March 31, 2012. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
In 2006, we received two Administrative Orders issued by the New Jersey Department of Environmental Protection. The Orders allege certain violations of wetlands disturbance permits and assess proposed fines of $630,000 and $678,000, respectively. We have met with the Department to discuss their concerns on the two affected communities and have requested hearings on both matters. Although we believe that we have significant defenses to the alleged violations, we have made a settlement proposal to the Department that is currently under consideration.
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

101
The following financial statements from Beazer Homes USA, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed on May 2, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 2, 2012	Beazer Homes USA, Inc.

		By:		/s/ ROBERT L. SALOMON
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer