Form 10-Q
period 2012-06-30
BEAZER HOMES USA INC
filed 2012-08-03
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding at July 31, 2012
Common Stock, $0.001 par value	123,108,359

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

•	the performance of our unconsolidated entities and our unconsolidated entity partners;

•	the impact of construction defect and home warranty claims including those related to possible installation of drywall imported from China;

•	the cost and availability of insurance and surety bonds;

•	delays in land development or home construction resulting from adverse weather conditions;

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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2012	September 30, 2011
ASSETS
Cash and cash equivalents	$231,616	$370,403
Restricted cash	271,782	277,058
Accounts receivable (net of allowance of $2,194 and $3,872, respectively)	25,010	28,303
Income tax receivable	2,398	4,823
Inventory
Owned inventory	1,186,817	1,192,380
Land not owned under option agreements	14,078	11,753
Total inventory	1,200,895	1,204,133
Investments in unconsolidated entities	41,587	9,467
Deferred tax assets, net	6,245	2,760
Property, plant and equipment, net	20,849	22,613
Previously owned rental homes, net	—	11,347
Other assets	26,366	46,570
Total assets	$1,826,748	$1,977,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$73,473	$72,695
Other liabilities	125,764	212,187
Obligations related to land not owned under option agreements	6,029	5,389
Total debt (net of discounts of $20,348 and $23,243, respectively)	1,442,407	1,488,826
Total liabilities	1,647,673	1,779,097
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 180,000,000 shares authorized, 101,116,819 and 75,588,396 issued and outstanding, respectively)	101	76
Paid-in capital	684,513	624,750
Accumulated deficit	(505,539)	(426,446)
Total stockholders’ equity	179,075	198,380
Total liabilities and stockholders’ equity	$1,826,748	$1,977,477

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total revenue	$254,555	$172,829	$634,746	$407,497
Home construction and land sales expenses	227,505	152,124	560,564	358,413
Inventory impairments and option contract abandonments	5,819	6,870	10,492	25,331
Gross profit	21,231	13,835	63,690	23,753
Commissions	10,776	7,843	27,522	18,066
General and administrative expenses	27,867	38,571	82,380	107,142
Depreciation and amortization	3,743	2,660	9,336	6,627
Operating loss	(21,155)	(35,239)	(55,548)	(108,082)
Equity in income (loss) of unconsolidated entities	48	63	(25)	372
Gain (loss) on extinguishment of debt	—	95	(2,747)	(2,909)
Other expense, net	(16,804)	(17,085)	(53,342)	(46,616)
Loss from continuing operations before income taxes	(37,911)	(52,166)	(111,662)	(157,235)
Provision for (benefit from) income taxes	145	3,589	(36,438)	570
Loss from continuing operations	(38,056)	(55,755)	(75,224)	(157,805)
Loss from discontinued operations, net of tax	(1,828)	(3,365)	(3,869)	(3,878)
Net loss	$(39,884)	$(59,120)	$(79,093)	$(161,683)
Weighted average number of shares:
Basic and Diluted	99,050	73,982	83,887	73,930
Basic and diluted loss per share:
Continuing Operations	$(0.38)	$(0.75)	$(0.90)	$(2.14)
Discontinued operations	$(0.02)	$(0.05)	$(0.04)	$(0.05)
Total	$(0.40)	$(0.80)	$(0.94)	$(2.19)

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(79,093)	$(161,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,371	7,033
Stock-based compensation expense	3,211	6,599
Inventory impairments and option contract abandonments	11,071	28,145
Impairment of future land purchase right	—	4,036
Deferred and other income tax benefit	(36,378)	(185)
Provision for doubtful accounts	(1,678)	161
Excess tax benefit from equity-based compensation	64	544
Equity in loss of unconsolidated entities	62	141
Cash distributions of income from unconsolidated entities	—	38
Loss on extinguishment of debt	2,747	2,343
Changes in operating assets and liabilities:
Decrease in accounts receivable	9,381	301
Decrease in income tax receivable	2,425	4,849
Decrease (increase) in inventory	4,091	(150,612)
Decrease in other assets	5,442	3,391
Increase in trade accounts payable	778	15,803
Decrease in other liabilities	(37,813)	(38,012)
Other changes	(93)	(510)
Net cash used in operating activities	(106,412)	(277,618)
Cash flows from investing activities:
Capital expenditures	(15,117)	(12,134)
Investments in unconsolidated entities	(2,075)	(1,763)
Return of capital from unconsolidated entities	440	—
Increases in restricted cash	(1,679)	(250,074)
Decreases in restricted cash	6,955	4,950
Net cash used in investing activities	(11,476)	(259,021)
Cash flows from financing activities:
Repayment of debt	(3,369)	(213,755)
Proceeds from issuance of new debt	—	246,387
Proceeds from issuance of cash secured loan	—	247,368
Debt issuance costs	(274)	(5,130)
Equity issuance costs	(1,296)	—
Settlement of unconsolidated entity debt obligation	(15,862)	—
Common stock redeemed	(34)	(163)
Excess tax benefit from equity-based compensation	(64)	(544)
Net cash (used in) provided by financing activities	(20,899)	274,163
Decrease in cash and cash equivalents	(138,787)	(262,476)
Cash and cash equivalents at beginning of period	370,403	537,121
Cash and cash equivalents at end of period	$231,616	$274,645

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
Other Liabilities. Other liabilities include the following:

(In thousands)	June 30, 2012	September 30, 2011
Income tax liabilities	$21,457	$55,093
Accrued warranty expenses	16,034	17,916
Accrued interest	18,021	39,478
Accrued and deferred compensation	19,460	27,427
Customer deposits	9,743	5,868
Other	41,049	66,405
Total	$125,764	$212,187

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

(2) Supplemental Cash Flow Information

	Nine Months Ended
	June 30,
(In thousands)	2012	2011
Supplemental disclosure of non-cash activity:
Increase (decrease) in obligations related to land not owned under option agreements	$640	$(16,306)
(Decrease) increase in future land purchase rights	(11,651)	17,220
Contribution of future land purchase rights to unconsolidated entitites	11,651	—
Decrease in debt related to conversion of Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock	(55,308)	—
Contribution of pre-owned net assets for investment in unconsolidated entity	(19,670)	—
Non-cash land acquisitions	7,813	770
Issuance of stock under deferred bonus stock plans	—	65
Supplemental disclosure of cash activity:
Interest payments	109,691	106,609
Income tax payments	751	521
Tax refunds received	2,565	3,982

(3) Investments in Unconsolidated Entities
As of June 30, 2012, we participated in certain land development joint ventures and other unconsolidated entities in which Beazer Homes had less than a controlling interest. During the quarter ended June 30, 2012, the Company contributed cash and its Pre-owned rental homes business for an investment in an unconsolidated entity (see Note 13 for additional information). The following table presents our investment in our unconsolidated entities, the total equity and outstanding borrowings of these unconsolidated entities, and our guarantees of these borrowings, as of June 30, 2012 and September 30, 2011:

(In thousands)	June 30, 2012	September 30, 2011
Beazer’s investment in unconsolidated entities	$41,587	$9,467
Total equity of unconsolidated entity	383,616	96,966
Total outstanding borrowings of unconsolidated entities	67,959	394,414
Beazer’s estimate of its maximum exposure to our repayment guarantees	696	17,916

For the three and nine months ended June 30, 2012 and 2011, our income (loss) from unconsolidated entity activities, the impairments of our investments in certain of our unconsolidated entities, and the overall equity in income (loss) of unconsolidated entities is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Continuing operations:
Income (loss) from unconsolidated entity activity	$48	$63	$(25)	$464
Impairment of unconsolidated entity investment	—	—	—	(92)
Equity in income (loss) of unconsolidated entities - continuing operations	$48	$63	$(25)	$372
Reported in loss from discontinued operations, net of tax:
Loss from unconsolidated entity activity	$(1)	$(1)	$(1)	$(18)
Impairment of unconsolidated entity investment	—	(163)	(36)	(495)
Equity in loss of unconsolidated entities - discontinued operations	$(1)	$(164)	$(37)	$(513)

South Edge/Inspirada
On December 9, 2010, lenders filed an involuntary bankruptcy petition against the South Edge joint venture (South Edge), which was granted by the court in February 2011. Effective June 10, 2011, the Company and certain other joint venture members (the Participating Members) entered into a settlement agreement with the lenders. Based on the terms of the agreement, the Company paid the lenders $15.9 million during the nine months ended June 30, 2012 under the plan of reorganization.
The plan of reorganization resulted in the formation of a new joint venture called Inspirada, LLC (Inspirada), with the Participating Members constituting the members of the new venture. Inspirada took title to the South Edge assets including its real property and lien rights, and the debt to the lenders was extinguished upon payment by the Inspirada members, including the Company, of their obligations under the plan of reorganization. In connection with these payments by the Inspirada members, all the South Edge repayment guarantees were released. The Participating Members also acquired all claims of the lender and South Edge against the non-Participating Members. As a result of the plan of reorganization and the formation of Inspirada, our right to future land purchases is a component of our investment in Inspirada. As such, we have recorded an investment in Inspirada, which includes the $11.7 million we previously estimated for our future right to purchase land and our cash contributions to the joint venture, primarily for organization costs. For the nine months ended June 30, 2012, there was no impact to our net loss related to these transactions. In addition to our initial payment, we, as a member of the Inspirada joint venture, will have obligations for future infrastructure and other development costs. At this time, these costs cannot be quantified due to, among other things, uncertainty over the future development configuration of the project and the related costs, market conditions, uncertainty over the remaining infrastructure deposits and previously filed bankruptcies of other joint venture members. In addition, there are uncertainties with respect to the location and density of the land we will receive as a result of our investment in Inspirada, the products we will build on such land and the estimated selling prices of such homes. Because there are uncertainties with respect to development costs, the value of the lien rights or title to our share of the underlying property, we may be required to record adjustments to the carrying value of this Inspirada investment in future periods as better information becomes available.
Guarantees
Our land development joint ventures typically obtain secured acquisition, development and construction financing. Generally, Beazer and our land development joint ventures partners provide varying levels of guarantees of debt and other obligations for these unconsolidated entities. At June 30, 2012, these guarantees included, for certain unconsolidated entities, repayment guarantees and environmental indemnities.
As of June 30, 2012, we and our joint venture partners have a repayment guarantee related to one of our unconsolidated entity’s borrowings. This repayment guarantee requires the repayment of a portion of the debt of the unconsolidated entity in the event the unconsolidated entity defaults on its obligations under the borrowing. Our estimate of Beazer’s maximum exposure to this repayment guarantee related to the outstanding debt of the unconsolidated entity was $0.7 million at June 30, 2012. As of June 30, 2012, $0.7 million has been recorded in Other Liabilities related to our repayment guarantee. We and our joint venture partners also generally provide unsecured environmental indemnities to land development joint ventures project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the nine months ended June 30, 2012 and 2011, we were not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for the contingent aspect of these guarantees, we consider our historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees and the financial condition of the applicable unconsolidated entities. In addition, we monitor the fair value of the collateral of these unconsolidated entities to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. We have recorded a liability for guarantees we determined were probable and reasonably estimable, but we have not recorded a liability for the contingent aspects of any guarantees that we determined were reasonably possible but not probable.

(4) Inventory

(In thousands)	June 30, 2012	September 30, 2011
Homes under construction	$316,117	$277,331
Development projects in progress	384,991	424,055
Land held for future development	386,353	384,761
Land held for sale	10,852	12,837
Capitalized interest	45,373	45,973
Model homes	43,131	47,423
Total owned inventory	$1,186,817	$1,192,380

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 137 ($28.5 million) and 334 ($59.3 million) substantially completed homes that were not subject to a sales contract (spec homes) at June 30, 2012 and September 30, 2011, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale in Unallocated and Other as of June 30, 2012 included land held for sale in the markets we have decided to exit including Jacksonville, Florida and Charlotte, North Carolina. Total owned inventory, by reportable segment, is set forth in the table below:

(In thousands)	Projects in Progress	Held for Future Development	Land Held for Sale	Total Owned Inventory
June 30, 2012
West Segment	$284,805	$318,349	$2,592	$605,746
East Segment	295,985	44,692	3,505	344,182
Southeast Segment	136,965	23,312	1,675	161,952
Unallocated & Other	71,857	—	3,080	74,937
Total	$789,612	$386,353	$10,852	$1,186,817
September 30, 2011
West Segment	$294,208	$318,732	$2,681	$615,621
East Segment	304,648	41,993	5,056	351,697
Southeast Segment	122,126	24,036	75	146,237
Unallocated & Other	73,800	—	5,025	78,825
Total	$794,782	$384,761	$12,837	$1,192,380

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
In our impairment analyses for the quarter ended June 30, 2012, we have assumed limited market improvements in some communities beginning in fiscal 2014 and continuing improvement in these communities in subsequent years. For any communities scheduled to close out in fiscal 2013, we did not assume any market improvements. The discount rate used may be different for each community and ranged from 11.8% to 16.1% for the communities analyzed in the quarter ended June 30, 2012 and 14.6% to 16.3% for the quarter ended June 30, 2011. The following tables represent the results, by reportable segment of our community level review of the recoverability of our inventory assets held for development as of June 30, 2012, and 2011 ($ in thousands). We have elected to aggregate our disclosure at the reportable segment level because we believe this level of disclosure is most meaningful to the readers of our financial statements. The aggregate undiscounted cash flow fair value as a percentage of book value for the communities represented below is consistent with our expectations given our “watch list” methodology.

		Undiscounted Cash Flow Analyses Prepared
Segment	# of Communities on Watch List	# of Communities	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV
Quarter Ended June 30, 2012
West	5	1	$6,196	81.3%
East	4	1	7,144	57.1%
Southeast	3	1	3,087	79.0%
Unallocated	—	—	1,228	n/a
Total	12	3	$17,655	72.4%
Quarter Ended June 30, 2011
West	8	4	5,079	86.5%
East	4	2	9,731	96.5%
Southeast	1	1	5,259	44.0%
Unallocated	—	—	1,564	n/a
Total	13	7	$21,633	81.6%

The table below summarizes the results of our discounted cash flow analysis for the three and nine months ended June 30, 2012 and 2011. The impairment charges below include impairments taken as a result of these discounted cash flow analyses and also impairment charges recorded for individual homes sold and in backlog with net contribution margins below a minimum threshold of profitability in communities that were not otherwise impaired through our discounted cash flow analyses. The estimated fair value of the impaired inventory is determined immediately after a community’s impairment.

($ in thousands)	Communities Impaired As a Result of Discounted Cash Flow Analyses Prepared
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Period End	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Period End
Quarter Ended June 30, 2012					Nine Months Ended June 30, 2012
West	1	65	$1,590	$4,680	2	116	$3,788	$11,058
East	1	68	3,122	4,050	2	93	3,809	7,342
Southeast	1	37	630	2,457	1	37	794	2,457
Unallocated	—	—	389	—	—	—	473	—
Continuing Operations	3	170	5,731	11,187	5	246	8,864	20,857
Discontinued Operations	—	—	42	—	—	—	60	—
Total	3	170	$5,773	$11,187	5	246	$8,924	$20,857

Quarter Ended June 30, 2011					Nine Months Ended June 30, 2011
West	4	153	$1,571	$4,223	9	831	$17,556	$31,924
East	1	41	759	5,637	1	41	988	5,637
Southeast	1	176	3,435	1,812	1	176	3,557	1,812
Unallocated	—	—	531	—	—	—	2,139	—
Continuing Operations	6	370	6,296	11,672	11	1,048	24,240	39,373
Discontinued Operations	—	—	—	—	—	—	215	—
Total	6	370	$6,296	$11,672	11	1,048	$24,455	$39,373

Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. During these periods, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions in those specific submarkets for the product and locations of these communities. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates based on current market conditions and management’s assumptions relative to future results led to impairments in three communities during the quarter ended June 30, 2012. During the quarter ended June 30, 2011, discrete changes in our revenue and absorption estimates for certain communities due to pricing reductions in response to competitor actions and local market conditions led to impairments in six communities. Market deterioration that exceeds our estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if the market continues to deteriorate.
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
Also, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as pre-acquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded lot option abandonment charges during the three and nine months ended June 30, 2012 and 2011 as indicated in the table below. The abandonment charges relate to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan.

The following table sets forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the three and nine months ended June 30, 2012 and 2011 (in thousands) :

	Quarter Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Development projects and homes in process (Held for Development)
West	$1,590	$1,571	$3,788	$17,556
East	3,122	759	3,809	988
Southeast	630	3,435	794	3,557
Unallocated	389	531	473	2,139
Subtotal	$5,731	$6,296	$8,864	$24,240
Land Held for Sale
West	$—	$—	$—	$(51)
East	—	—	—	—
Southeast	—	—	208	169
Subtotal	$—	$—	$208	$118
Lot Option Abandonments
West	$19	$32	$191	$116
East	10	462	574	595
Southeast	59	80	653	262
Unallocated	—	—	2	—
Subtotal	$88	$574	$1,420	$973
Continuing Operations	$5,819	$6,870	$10,492	$25,331
Discontinued Operations
Held for Development	$42	$—	$60	$215
Land Held for Sale	503	17	503	74
Lot Option Abandonments	—	2,477	16	2,525
Subtotal	$545	$2,494	$579	$2,814
Total Company	$6,364	$9,364	$11,071	$28,145

Lot Option Agreements and Variable Interest Entities (VIE). As previously discussed, we also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $24.7 million at June 30, 2012. The total remaining purchase price, net of cash deposits, committed under all options was $197.3 million as of June 30, 2012. We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our remaining option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised.
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

The following provides a summary of our interests in lot option agreements as of June 30, 2012 and September 30, 2011 (in thousands):

	Deposits & Non-refundable Preacquisition Costs Incurred	Remaining Obligation	Land Not Owned - Under Option Agreements
As of June 30, 2012
Consolidated VIEs	$7,191	$3,347	$10,537
Other consolidated lot option agreements (a)	859	2,682	$3,541
Unconsolidated lot option agreements	16,601	191,272	—
Total lot option agreements	$24,651	$197,301	$14,078
As of September 30, 2011
Consolidated VIEs	$6,201	$1,214	$7,415
Other consolidated lot option agreements (a)	164	4,175	4,338
Unconsolidated lot option agreements	13,732	219,841	—
Total lot option agreements	$20,097	$225,230	$11,753

(a)	Represents lot option agreements with non-VIE entities that we have deemed to be “financing arrangements” pursuant to ASC 470-40, Product Financing Arrangements.

(5) Interest
Our ability to capitalize all interest incurred during the three and nine months ended June 30, 2012 and 2011 has been limited by our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Capitalized interest in inventory, beginning of period	$47,242	$47,624	$45,973	$36,884
Interest incurred	31,235	32,872	95,950	98,175
Capitalized interest impaired	(222)	(380)	(275)	(1,789)
Interest expense not qualified for capitalization and included as other expense	(17,233)	(17,707)	(55,147)	(55,688)
Capitalized interest amortized to house construction and land sales expenses	(15,649)	(11,179)	(41,128)	(26,352)
Capitalized interest in inventory, end of period	$45,373	$51,230	$45,373	$51,230

(6) Earnings Per Share

All outstanding common stock equivalents were excluded from the diluted loss per share calculations for the three and nine months ended June 30, 2012 and 2011 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share. The computation of basic loss per share for the nine months ended June 30, 2012 includes approximately 9.7 million weighted average shares outstanding related to the exchange of our Mandatory Convertible Subordinated Notes and Tangible Equity Units (TEUs) discussed below.

During the quarter ended March 31, 2012, we exchanged 11.0 million shares of our common stock for $48.1 million of our Mandatory Convertible Subordinated Notes and 13.8 million shares of our common stock for 2.8 million TEUs comprised of prepaid stock purchase contracts and senior amortizing notes. As of June 30, 2012, there is $9.4 million of Mandatory Convertible Subordinated Notes and 0.2 million TEUs outstanding (including $0.4 million of amortizing notes). If these instruments were converted at the maximum settlement factor under their respective agreements, we would be required to issue approximately 2.8 million shares of common stock to the instrument holders upon conversion. See Note 7 below for additional information related to the March 2012 respective conversion transactions.

(7) Borrowings
At June 30, 2012 and September 30, 2011 we had the following long-term debt (in thousands):

	Maturity Date	June 30, 2012	September 30, 2011
6 7/8% Senior Notes	July 2015	$172,454	$172,454
8 1/8% Senior Notes	June 2016	172,879	172,879
12% Senior Secured Notes	October 2017	250,000	250,000
9 1/8% Senior Notes	June 2018	300,000	300,000
9 1/8% Senior Notes	May 2019	250,000	250,000
TEU Senior Amortizing Notes	August 2013	392	10,062
Unamortized debt discounts		(20,348)	(23,243)
Total Senior Notes, net		1,125,377	1,132,152
Mandatory Convertible Subordinated Notes	January 2013	9,402	57,500
Junior subordinated notes	July 2036	51,087	49,537
Cash Secured Loan	November 2017	247,368	247,368
Other secured notes payable	Various Dates	9,173	2,269
Total debt, net		$1,442,407	$1,488,826

Secured Revolving Credit Facility — In July 2011, we entered into an amendment to extend the maturity of our $22 million Secured Revolving Credit Facility to August 2012. The Secured Revolving Credit Facility is provided by one lender. The Secured Revolving Credit Facility provides for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. As of June 30, 2012, we were in compliance with all such covenants. We have elected to cash collateralize all letters of credit; however, as of June 30, 2012, we have pledged approximately $1.0 billion of inventory assets to our Senior Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of June 30, 2012 or September 30, 2011.
We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $92.0 million. As of June 30, 2012 and September 30, 2011, we have secured letters of credit using cash collateral in restricted accounts totaling $23.8 million and $28.9 million, respectively. The Company may enter into additional arrangements to provide additional letter of credit capacity.
Senior Notes — The majority of our Senior Notes are unsecured or secured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Secured Revolving Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes. As of June 30, 2012, we were in compliance with all covenants under our Senior Notes.
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At June 30, 2012, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, certain indentures require us to offer to purchase 10% of the original amount of the Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $62.5 million of notes, based on the original amounts of the applicable notes; however, this amount may be reduced by certain Senior Note repurchases (potentially at less than par) made after the triggering date. As of June 30, 2012, our consolidated tangible net worth was $141.2 million.
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
During the quarter ended March 31, 2012, we exchanged 11.0 million shares of our common stock for $48.1 million of our Mandatory Convertible Subordinated Notes. Since our offer to convert these notes included a premium share component, we accounted for the exchange as an induced conversion of these notes. We recognized a $2.0 million inducement expense equal to the fair value of the premium shares issued based on our common stock price as of the date of acceptance. This expense is included in loss on extinguishment of debt for the nine months ended June 30, 2012.
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
The aforementioned exchange has been accounted for as an extinguishment of debt as there has been a significant modification of cash flows and, as such, the New Junior Notes were recorded at their estimated fair value at the exchange date. Over the remaining life of the New Junior Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of June 30, 2012, the unamortized accretion was $49.7 million and will be amortized over the remaining life of the notes.
As of June 30, 2012, we were in compliance with all covenants under our Junior Notes.
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
The lenders of these facilities may put the outstanding loan balances to the Company at the two or four year anniversaries of the loan. The loan matures in seven years. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our unaudited condensed consolidated balance sheet as of June 30, 2012. We borrowed $32.6 million at inception of the loans. As previously indicated and in order to protect financing capacity available under our covenant refinancing basket related to previous or future debt repayments, we borrowed an additional $214.8 million under the cash secured loan facilities in the quarter ended June 30, 2011, bringing the aggregated outstanding cash secured term loans to $247.4 million. The cash secured loan has an interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of June 30, 2012 and September 30, 2011, we had outstanding notes payable of $9.2 million and $2.3 million respectively, primarily related to land acquisitions. These notes payable have varying expiration dates between 2012 and 2019 and have a weighted average fixed rate of 4.34% at June 30, 2012. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

(8) Income Taxes
For the three and nine months ended June 30, 2012, our non-cash tax provision (benefit) from continuing operations was $0.1 million and $(36.4) million, respectively primarily related to a change in our prior year’s unrecognized tax benefits. For the three months ended June 30, 2012, our unrecognized tax benefits increased by $0.1 million and for the nine months ended June 30, 2012, our unrecognized tax benefits decreased by $27.6 million, as the result of tax planning and the close of prior year statute of limitations. In addition, our total income tax benefit for the nine months ended June 30, 2012 includes the decrease in the interest accrual related to this tax benefit.
As of June 30, 2012 and September 30, 2011, respectively, we had $2.4 million and $8.2 million of accrued interest and penalties related to our unrecognized tax benefits.
Our federal income tax returns for fiscal years 2007 through 2011, and certain state income tax returns for various fiscal years are under routine examination. The final outcome of these examinations is not yet determinable and therefore the change in our unrecognized tax benefits that could occur within the next 12 months cannot be estimated at this time.
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
Due to a combination of Section 382 limitations and the maximum 20-year carryforward of our NOLs, we will be unable to fully recognize certain deferred tax assets. As a result, as of June 30, 2012, our valuation allowance was $489.4 million and we expect to continue to add to our gross deferred tax assets for anticipated NOLs that will not be limited by Section 382.

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
As of June 30, 2012, we have identified 60 homes in Florida where certain of our subcontractors installed defective Chinese drywall in homes that were delivered during our 2006 and 2007 fiscal years. As of June 30, 2012, we have completed repairs on approximately 97% of these homes and we are in the process of repairing the remaining homes we have been given permission to repair. Our warranty reserves as of June 30, 2012 include an estimate for the repair of these homes. As needed, we will continue to inspect additional homes in order to determine whether they also contain the defective Chinese drywall.
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

During the nine months ended June 30, 2012, we received an $11 million recovery related to water intrusion warranty and legal expenses incurred in prior years. We recognized this recovery as a reduction of home construction and land sales expenses.
As a result of our quarterly analyses, we adjust our estimated warranty liabilities if required. While we believe our warranty reserves are adequate as of June 30, 2012, historical data and trends may not accurately predict actual warranty costs or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance at beginning of period	$16,133	$18,699	$17,916	$25,821
Accruals for warranties issued	1,963	1,344	5,191	3,158
Changes in liability related to warranties existing in prior periods	(565)	(504)	(1,916)	(3,187)
Payments made	(1,497)	(2,285)	(5,157)	(8,538)
Balance at end of period	$16,034	$17,254	$16,034	$17,254

Litigation
On June 3, 2009, Beazer Homes Corp. was named as a defendant in a purported class action lawsuit in the Circuit Court for Lee County, State of Florida, filed by Bryson and Kimberly Royal, the owners of one of our homes in our Magnolia Lakes' community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney's fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation and individual state court actions. We believe that the claims asserted in these actions are governed by home warranties or are without merit. Accordingly, the Company intends to vigorously defend against these actions. The Company has offered to repair all of these homes pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, the owners of all but two of the affected homes have accepted the Company's offer to repair. Furthermore, the Company has agreed to participate in a global class settlement with the plaintiff class counsel and numerous other defendants in the multidistrict litigation, which if approved by the Court, would resolve all claims, including future claims, against Beazer related to Chinese drywall, except those by persons or entities that opt out of the settlement. To the extent necessary, the Company intends to vigorously defend against those opt out actions. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs.
From 1998 through 2008 Beazer Mortgage Corporation (BMC), a wholly owned subsidiary of the Company, originated mortgage loans for a portion of the Company's homebuyers. The bulk of these loans were funded by unaffiliated lenders or, to the extent initially funded by BMC, promptly sold to third party lenders and investors. We believe a large number of such loans were ultimately acquired by government sponsored entities such as the Federal National Mortgage Association (Fannie Mae). In general, underwriting decisions were not made by BMC but by the lender/investors themselves or third-party service providers. BMC is involved in litigation with one of these lenders in which the lender is seeking to recover losses allegedly sustained on such loans. On March 14, 2011, the Company and several subsidiaries were named as defendants in a lawsuit filed by Flagstar Bank, FSB in the Circuit Court for the County of Oakland, State of Michigan. The complaint demands approximately $8.7 million to recover purported losses in connection with 73 residential mortgage loan transactions under theories of breach of contract, fraud/intentional misrepresentation and other similar theories of recovery. We believe we have strong defenses to the claims on these individual loans and intend to vigorously defend the action.
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

BMC did not service the loans it originated and accordingly information regarding loan performance and the underwriting process is limited or difficult to obtain. At this time, we do not believe that the exposure related to any such additional claims would be material to our consolidated financial position or results of operation. However, given the increasing focus on this issue generally, potential actions of government sponsored entities and the uncertainties regarding resolution of each claim, we cannot rule out the potential for additional mortgage loan repurchase claims in the future, potential liability for some or all of these claims or changes in our assessment of these claims which may result in establishment of additional reserves that may or may not be material. However, as of June 30, 2012 , no liability has been recorded for any such additional claims as such exposure is not reasonable estimable.
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
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $16 million has been paid as of June 30, 2012. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
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
We have accrued $16.8 million and $30.4 million in other liabilities related to litigation and other matters, excluding warranty, as of June 30, 2012 and September 30, 2011, respectively. The amount accrued as of September 30, 2011 included $15.7 million related to the South Edge settlement obligation that was paid during the quarter ended December 31, 2011 (see Note 3 for additional information).
We had outstanding letters of credit and performance bonds of approximately $23.8 million and $154.2 million, respectively, at June 30, 2012 related principally to our obligations to local governments to construct roads and other improvements in various developments. We have no outstanding letters of credit relating to our land option contracts as of June 30, 2012.

(10) Fair Value Measurements
As of June 30, 2012, we had no assets or liabilities in our unaudited condensed consolidated balance sheets that were required to be measured at fair value on a recurring basis. Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.
The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the nine months ended June 30, 2012 and 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Nine Months Ended June 30, 2012
Development projects in progress	—	—	20,857	20,857
Land held for sale	—	—	1,780	1,780
Nine Months Ended June 30, 2011
Development projects in progress	—	—	39,373	39,373
Right to purchase land	—	—	13,184	13,184

As previously disclosed, we review our long-lived assets, including inventory for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair values of our investments in unconsolidated entities are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. During the nine months ended June 30, 2012, including discontinued operations, we recorded impairments for development projects in process of $8.9 million, land held for sale impairments of $0.7 million, and impairments of unconsolidated entity investments of $36,000. During the nine months ended June 30, 2011, including discontinued operations, we recorded impairments for development projects in process of $24.5 million, land held for sale impairments of $0.2 million, and impairments of unconsolidated entity investments of $0.6 million. See Notes 1, 3 and 4 for additional information related to the fair value accounting for the assets listed above. Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter.
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
Obligations related to land not owned under option agreements approximate fair value. The carrying values and estimated fair values of other financial assets and liabilities were as follows (in thousands):

	As of June 30, 2012		As of September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,125,377	$1,070,619	$1,132,152	$856,634
Mandatory Convertible Subordinated Notes	9,402	6,548	57,500	22,747
Junior Subordinated Notes	51,087	51,087	49,537	49,537
	$1,185,866	$1,128,254	$1,239,189	$928,918

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

(11) Stock-based Compensation
For the three months ended June 30, 2012, our total stock-based compensation, included in general and administrative expenses (G&A), was approximately $0.7 million ($0.5 million net of tax). The fair value of each option/stock-based stock appreciation right (SSAR) grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance-based, nonvested stock grant is estimated on the date of grant using the Monte Carlo valuation method. The cash-settled component of any awards granted to employees are accounted for as a liability award and the liability is adjusted to fair value each reporting period until vested. Non-performance based, nonvested stock is valued based on the market price of the common stock on the date of the grant.

During the nine months ended June 30, 2012 and 2011, employees surrendered 12,553 and 39,861 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $34,000 and $163,145 for the nine months ended June 30, 2012 and 2011, respectively.

Stock Options: We used the following assumptions for our options granted during the nine months ended June 30, 2012:

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
The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. At June 30, 2012, our SSAR/stock options outstanding had an intrinsic value of $0.6 million. The intrinsic value of SSARs/stock options vested and expected to vest in the future was $0.6 million. The SSARS/stock options vested and expected to vest in the future had a weighted average expected life of 2.9 years. There was no aggregate intrinsic value of exercisable SSARs/stock options as of June 30, 2012.
The following table summarizes stock options and SSARs outstanding as of June 30, 2012, as well as activity during the three and nine months then ended:

	Three Months Ended		Nine Months Ended
	June 30, 2012		June 30, 2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	2,281,684	$7.96	1,876,238	$9.77
Granted	—	—	547,536	2.16
Expired	(7,437)	4.87	(54,740)	16.50
Forfeited	(84,637)	4.65	(179,424)	4.82
Outstanding at end of period	2,189,610	$8.10	2,189,610	$8.10
Exercisable at end of period	1,081,992	$12.85	1,081,992	$12.85
Vested or expected to vest in the future	2,177,069	$8.12	2,177,069	$8.12

Nonvested Stock Awards: Compensation cost arising from nonvested stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of June 30, 2012 and September 30, 2011, there was $2.8 million and $4.0 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at June 30, 2012 is expected to be recognized over a weighted average period of 1.5 years.
During the nine months ended June 30, 2012, we issued 547,536 shares of performance-based restricted stock (Performance Shares) to our executive officers and certain corporate employees. Each Performance Share represents a contingent right to receive one share of the Company’s common stock if vesting is satisfied at the end of the three-year performance period. The number of shares that will vest at the end of the three-year performance period will depend upon the level to which the following two performance criteria are achieved 1) Beazer’s total shareholder return (TSR) relative to a group of peer companies and 2) the compound annual growth rate (CAGR) during the three-year performance period of Beazer common stock. The target number of Performance Shares that vest may be increased by up to 50% based on the level of achievement of the above criteria as defined in the award agreement. Payment for Performance Shares in excess of the target number

(547,536) will be settled in cash. Any portion of the Performance Shares that do not vest at the end of the period will be forfeited. The grants of the performance-based, nonvested stock were valued using the Monte Carlo valuation method and had an estimated fair value of $1.13 per share, a portion of which is attributable to the potential cash-settled liability aspect of the grant which is included in Other Liabilities.
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
Activity relating to nonvested stock awards, including the Performance Shares for the three and nine months ended June 30, 2012 is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2012		June 30, 2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	2,158,968	$4.45	1,440,397	$6.77
Granted	29,419	3.00	899,565	1.44
Vested	(17,647)	34.00	(72,415)	21.23
Forfeited	(109,554)	9.02	(206,361)	6.86
End of period	2,061,186	$3.93	2,061,186	$3.93

(12) Segment Information
We have three homebuilding segments operating in 16 states. Beginning in the second quarter of fiscal 2011, through May 2, 2012, we operated our Pre-Owned Homes business in Arizona and Nevada. The results below include operating results of our Pre-Owned segment through May 2, 2012. Effective May 3, 2012, we contributed our Pre-Owned Homes business for an investment in an unconsolidated entity (see Note 13 for additional information). Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues from our Pre-Owned segment were derived from the rental of previously owned homes purchased and improved by the Company. Our reportable segments have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. The reportable homebuilding segments and all other homebuilding operations, not required to be reported separately, include operations conducting business in the following states:
West: Arizona, California, Nevada and Texas
East: Delaware, Indiana, Maryland, New Jersey, New York, Pennsylvania, Tennessee (Nashville) and Virginia
Southeast: Florida, Georgia, North Carolina (Raleigh) and South Carolina
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding, land sale and other revenues less home construction, land development and land sales expense, commission expense, depreciation and amortization and certain general and administrative expenses which are incurred by or allocated to our homebuilding segments. Operating income for our Pre-Owned segment is defined as rental revenues less home repairs and operating expenses, home sales expense, depreciation and amortization and certain general and administrative expenses which are incurred by or allocated to the segment. The accounting policies of our segments are those described in Note 1 above and Note 1 to our consolidated financial statements in our 2011 Annual Report. The following information is in thousands:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
West	$99,092	$55,502	$247,726	$131,841
East	98,930	77,895	255,940	186,527
Southeast	56,328	39,288	129,966	88,985
Pre-Owned	205	144	1,114	144
Continuing Operations	$254,555	$172,829	$634,746	$407,497

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating income/(loss)
West	$2,719	$(2,542)	$5,505	$(28,567)
East	197	1,905	344	1,462
Southeast	3,339	(3,381)	5,304	(4,194)
Pre-Owned	(29)	(75)	(229)	(318)
Segment total	6,226	(4,093)	10,924	(31,617)
Corporate and unallocated (a)	(27,381)	(31,146)	(66,472)	(76,465)
Total operating loss	(21,155)	(35,239)	(55,548)	(108,082)
Equity in income (loss) of unconsolidated entities	48	63	(25)	372
Gain (loss) on extinguishment of debt	—	95	(2,747)	(2,909)
Other expense, net (d)	(16,804)	(17,085)	(53,342)	(46,616)
Loss from continuing operations before income taxes	$(37,911)	$(52,166)	$(111,662)	$(157,235)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Depreciation and amortization
West	$1,685	$1,160	$3,555	$2,282
East	728	544	2,038	1,517
Southeast	486	222	1,199	473
Pre-Owned	57	12	330	13
Segment total	2,956	1,938	7,122	4,285
Corporate and unallocated (a)	787	722	2,214	2,342
Continuing Operations	$3,743	$2,660	$9,336	$6,627

	Nine Months Ended
	June 30,
	2012	2011
Capital Expenditures
West	$2,131	$3,197
East	2,890	1,720
Southeast	1,620	1,189
Pre-Owned (b)	7,932	4,801
Corporate and unallocated	544	1,227
Consolidated total	$15,117	$12,134

	June 30, 2012	September 30, 2011
Assets
West	$639,744	$649,057
East	359,526	372,984
Southeast	180,240	162,135
Pre-Owned (b)	—	12,315
Corporate and unallocated (c)	647,238	780,986
Consolidated total	$1,826,748	$1,977,477

(a)
Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. For the nine months ended June 30, 2012, corporate and unallocated also includes an $11 million recovery related to old water intrusion warranty and related legal expenditures.

(b)
Pre-owned assets included the cost of previously owned homes, net of accumulated depreciation, totaling $11.3 million (120 homes) as of September 30, 2011. Capital expenditures represent the purchase of previously owned homes through May 2, 2012 and June 30, 2011, respectively.

(c)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other items that are not allocated to the segments.

(d)
The nine months ended June 30, 2011, includes a $6.8 million benefit related to the cash reimbursement from our former CEO in connection with his consent agreement with the Securities and Exchange Commission.

(13) Pre-owned Homes Business
Beazer began its Pre-Owned Homes business for the purpose of acquiring, improving, renting and ultimately reselling, previously owned homes within select communities in markets in which we operate. We purchased our first home in March 2011. Effective May 3, 2012, we contributed $0.3 million in cash and our Pre-Owned Homes business at cost, including 190 homes in Arizona and Nevada, of which 187 were leased, for a 23.5% equity method investment in an unconsolidated real estate investment trust (the REIT). In addition, the Company received a grant of restricted units in the REIT, of which a portion vested during the quarter ended June 30, 2012, increasing our total investment to 25% of the REIT. Subsequent to the initial REIT offering, we entered into a transition services agreement with the REIT under which we will provide interim Chief Financial Officer and various back office and administrative support on an as needed basis. These services may include treasury operations and cash management services, accounting and financial reporting services, human resources support, environmental and safety services, and tax support. Fees received related to the transition services agreement will be billed at our cost and recognized as other income.

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

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
June 30, 2012
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$225,625	$6,622	$1,073	$(1,704)	$231,616
Restricted cash	271,446	336	—	—	271,782
Accounts receivable (net of allowance of $2,194)	—	25,001	9	—	25,010
Income tax receivable	2,398	—	—	—	2,398
Owned inventory	—	1,186,817	—	—	1,186,817
Consolidated inventory not owned	—	14,078	—	—	14,078
Investments in unconsolidated entities	773	40,814	—	—	41,587
Deferred tax assets, net	6,245	—	—	—	6,245
Property, plant and equipment, net	—	20,849	—	—	20,849
Previously owned rental homes, net	—	—	—	—	—
Investments in subsidiaries	80,788	—	—	(80,788)	—
Intercompany	1,048,607	—	3,005	(1,051,612)	—
Other assets	15,466	9,050	1,850	—	26,366
Total assets	$1,651,348	$1,303,567	$5,937	$(1,134,104)	$1,826,748
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$73,473	$—	$—	$73,473
Other liabilities	37,937	85,580	2,247	—	125,764
Intercompany	1,102	1,052,214	—	$(1,053,316)	—
Obligations related to land not owned under option agreements	—	6,029	—	—	6,029
Total debt (net of discounts of $20,348)	1,433,234	9,173	—	—	1,442,407
Total liabilities	1,472,273	1,226,469	2,247	$(1,053,316)	1,647,673
Stockholders’ equity	179,075	77,098	3,690	(80,788)	179,075
Total liabilities and stockholders’ equity	$1,651,348	$1,303,567	$5,937	$(1,134,104)	$1,826,748

Beazer Homes USA, Inc.

Unaudited Consolidating Balance Sheet Information
September 30, 2011
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$360,723	$10,488	$418	$(1,226)	$370,403
Restricted cash	276,678	380	—	—	277,058
Accounts receivable (net of allowance of $3,872)	—	28,292	11	—	28,303
Income tax receivable	4,823	—	—	—	4,823
Owned inventory	—	1,192,380	—	—	1,192,380
Consolidated inventory not owned	—	11,753	—	—	11,753
Investments in unconsolidated entities	773	8,694	—	—	9,467
Deferred tax assets	2,760	—	—	—	2,760
Property, plant and equipment, net	—	22,613	—	—	22,613
Previously owned rental homes, net	—	11,347	—	—	11,347
Investments in subsidiaries	100,996	—	—	(100,996)	—
Intercompany	1,013,753	—	4,773	(1,018,526)	—
Other assets	18,550	25,190	2,830	—	46,570
Total assets	$1,779,056	$1,311,137	$8,032	$(1,120,748)	$1,977,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$72,695	$—	$—	$72,695
Other liabilities	93,047	116,210	2,930	—	212,187
Intercompany	1,072	1,018,680	—	(1,019,752)	—
Obligations related to consolidated inventory not owned	—	5,389	—	—	5,389
Total debt (net of discounts of $23,243)	1,486,557	2,269	—	—	1,488,826
Total liabilities	1,580,676	1,215,243	2,930	(1,019,752)	1,779,097
Stockholders’ equity	198,380	95,894	5,102	(100,996)	198,380
Total liabilities and stockholders’ equity	$1,779,056	$1,311,137	$8,032	$(1,120,748)	$1,977,477

Beazer Homes USA, Inc.

Unaudited Consolidating Statement of Operations Information
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended June 30, 2012
Total revenue	$—	$254,555	$240	$(240)	$254,555
Home construction and land sales expenses	15,649	212,096	—	(240)	227,505
Inventory impairments and option contract abandonments	222	5,597	—	—	5,819
Gross (loss) profit	(15,871)	36,862	240	—	21,231
Commissions	—	10,776	—	—	10,776
General and administrative expenses	—	27,840	27	—	27,867
Depreciation and amortization	—	3,743	—	—	3,743
Operating (loss) income	(15,871)	(5,497)	213	—	(21,155)
Equity in income of unconsolidated entities	—	48	—	—	48
Loss on extinguishment of debt	—	—	—	—	—
Other (expense) income, net	(17,233)	414	15	—	(16,804)
(Loss) income before income taxes	(33,104)	(5,035)	228	—	(37,911)
(Benefit from) provision for income taxes	(12,868)	12,936	77	—	145
Equity in loss of subsidiaries	(17,820)	—	—	17,820	—
(Loss) income from continuing operations	(38,056)	(17,971)	151	17,820	(38,056)
Loss from discontinued operations		(1,820)	(8)		(1,828)
Equity in loss of subsidiaries	(1,828)			1,828	—
Net (loss) income	$(39,884)	$(19,791)	$143	$19,648	$(39,884)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended June 30, 2011
Total revenue	$—	$172,829	$286	$(286)	$172,829
Home construction and land sales expenses	11,179	141,231	—	(286)	152,124
Inventory impairments and option contract abandonments	380	6,490	—	—	6,870
Gross (loss) profit	(11,559)	25,108	286	—	13,835
Commissions	—	7,843	—	—	7,843
General and administrative expenses	—	38,545	26	—	38,571
Depreciation and amortization	—	2,660	—	—	2,660
Operating (loss) income	(11,559)	(23,940)	260	—	(35,239)
Equity in income of unconsolidated entities	—	63	—	—	63
Gain on extinguishment of debt	95	—	—	—	95
Other (expense) income, net	(17,707)	609	13	—	(17,085)
(Loss) income before income taxes	(29,171)	(23,268)	273	—	(52,166)
(Benefit from) provision for income taxes	(11,339)	14,832	96	—	3,589
Equity in loss of subsidiaries	(37,923)	—	—	37,923	—
(Loss) income from continuing operations	(55,755)	(38,100)	177	37,923	(55,755)
Loss from discontinued operations	—	(3,362)	(3)	—	(3,365)
Equity in loss of subsidiaries	(3,365)	—	—	3,365	—
Net (loss) income	$(59,120)	$(41,462)	$174	$41,288	$(59,120)

Beazer Homes USA, Inc.

Unaudited Consolidating Statement of Operations Information
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2012
Total revenue	$—	$634,746	$701	$(701)	$634,746
Home construction and land sales expenses	41,128	520,137	—	(701)	560,564
Inventory impairments and option contract abandonments	275	10,217	—	—	10,492
Gross (loss) profit	(41,403)	104,392	701	—	63,690
Commissions	—	27,522	—	—	27,522
General and administrative expenses	—	82,291	89	—	82,380
Depreciation and amortization	—	9,336	—	—	9,336
Operating (loss) income	(41,403)	(14,757)	612	—	(55,548)
Equity in loss of unconsolidated entities	—	(25)	—	—	(25)
Loss on extinguishment of debt	(2,747)	—	—	—	(2,747)
Other (expense) income, net	(55,147)	1,780	25	—	(53,342)
(Loss) income before income taxes	(99,297)	(13,002)	637	—	(111,662)
(Benefit from) provision for income taxes	(38,597)	1,936	223	—	(36,438)
Equity in loss of subsidiaries	(14,524)	—	—	14,524	—
(Loss) income from continuing operations	(75,224)	(14,938)	414	14,524	(75,224)
Loss from discontinued operations		(3,858)	(11)		(3,869)
Equity in loss of subsidiaries	(3,869)			3,869	—
Net (loss) income	$(79,093)	$(18,796)	$403	$18,393	$(79,093)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2011
Total revenue	$—	$407,497	$819	$(819)	$407,497
Home construction and land sales expenses	26,352	332,880	—	(819)	358,413
Inventory impairments and option contract abandonments	1,789	23,542	—	—	25,331
Gross (loss) profit	(28,141)	51,075	819	—	23,753
Commissions	—	18,066	—	—	18,066
General and administrative expenses	—	107,052	90	—	107,142
Depreciation and amortization	—	6,627	—	—	6,627
Operating (loss) income	(28,141)	(80,670)	729	—	(108,082)
Equity in income of unconsolidated entities	—	372	—	—	372
Loss on extinguishment of debt	(2,909)	—	—	—	(2,909)
Other (expense) income, net	(55,688)	9,015	57	—	(46,616)
(Loss) income before income taxes	(86,738)	(71,283)	786	—	(157,235)
(Benefit from) provision for income taxes	(33,715)	34,010	275	—	570
Equity in loss of subsidiaries	(104,782)	—	—	104,782	—
(Loss) income from continuing operations	(157,805)	(105,293)	511	104,782	(157,805)
Loss from discontinued operations	—	(3,870)	(8)	—	(3,878)
Equity in loss of subsidiaries	(3,878)	—	—	3,878	—
Net (loss) income	$(161,683)	$(109,163)	$503	$108,660	$(161,683)

Beazer Homes USA, Inc.

Unaudited Consolidating Statements of Cash Flow Information
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2012
Net cash (used in) provided by operating activities	$(109,339)	$2,225	$702	$—	$(106,412)
Cash flows from investing activities:
Capital expenditures	—	(15,117)	—	—	(15,117)
Investments in unconsolidated entities	—	(2,075)	—	—	(2,075)
Return of capital from unconsolidated entities	—	440	—	—	440
Increases in restricted cash	(645)	(1,034)	—	—	(1,679)
Decreases in restricted cash	5,878	1,077	—	—	6,955
Net cash provided by (used in) investing activities	5,233	(16,709)	—	—	(11,476)
Cash flows from financing activities:
Repayment of debt	(2,460)	(909)	—	—	(3,369)
Settlement of unconsolidated entity debt obligations	(15,862)	—	—	—	(15,862)
Debt issuance costs	(274)	—	—	—	(274)
Equity issuance costs	(1,296)	—	—	—	(1,296)
Common stock redeemed	(34)	—	—	—	(34)
Excess tax benefit from equity-based compensation	(64)	—	—	—	(64)
Dividends paid	(1,800)	—	1,800	—	—
Advances to/from subsidiaries	(9,202)	11,527	(1,847)	(478)	—
Net cash provided by (used in) financing activities	(30,992)	10,618	(47)	(478)	(20,899)
(Decrease) increase in cash and cash equivalents	(135,098)	(3,866)	655	(478)	(138,787)
Cash and cash equivalents at beginning of period	360,723	10,488	418	(1,226)	370,403
Cash and cash equivalents at end of period	$225,625	$6,622	$1,073	$(1,704)	$231,616
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2011
Net cash (used in) provided by operating activities	$(33,549)	$(245,010)	$941	$—	$(277,618)
Cash flows from investing activities:
Capital expenditures	—	(12,134)	—	—	(12,134)
Investments in unconsolidated entities	—	(1,763)	—	—	(1,763)
Increases in restricted cash	(250,526)	452	—	—	(250,074)
Decreases in restricted cash	5,539	(589)	—	—	4,950
Net cash used in investing activities	(244,987)	(14,034)	—	—	(259,021)
Cash flows from financing activities:
Repayment of debt	(212,841)	(914)	—	—	(213,755)
Proceeds from issuance of new debt	246,387	—	—	—	246,387
Proceeds from issuance of cash secured loan	247,368	—	—	—	247,368
Debt issuance costs	(5,130)	—	—	—	(5,130)
Common stock redeemed	(163)	—	—	—	(163)
Excess tax benefit from equity-based compensation	(544)	—	—	—	(544)
Advances to/from subsidiaries	(249,403)	251,939	18	(2,554)	—
Net cash provided by (used in) financing activities	25,674	251,025	18	(2,554)	274,163
(Decrease) increase in cash and cash equivalents	(252,862)	(8,019)	959	(2,554)	(262,476)
Cash and cash equivalents at beginning of period	530,847	8,343	200	(2,269)	537,121
Cash and cash equivalents at end of period	$277,985	$324	$1,159	$(4,823)	$274,645

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
We have classified the results of operations of our discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of June 30, 2012 or September 30, 2011. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of operations. The results of our discontinued operations in the unaudited condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total revenue	$2,207	$4,717	$5,681	$14,627
Home construction and land sales expenses	2,509	4,002	5,444	11,236
Inventory impairments and lot option abandonments	545	2,494	579	2,814
Gross (loss) profit	(847)	(1,779)	(342)	577
Commissions	46	229	217	901
General and administrative expenses (a)	919	908	3,636	2,652
Depreciation and amortization	10	282	35	406
Operating (loss) income	(1,822)	(3,198)	(4,230)	(3,382)
Equity in loss of unconsolidated entities	(1)	(164)	(37)	(513)
Other (loss) income, net	—	—	(10)	26
Loss from discontinued operations before income taxes	(1,823)	(3,362)	(4,277)	(3,869)
Provision for (benefit from) income taxes	5	3	(408)	9
Loss from discontinued operations, net of tax	$(1,828)	$(3,365)	$(3,869)	$(3,878)

(a)	The nine months ended June 30, 2012, includes approximately $2.9 million of expense for legal fees and potential liability related to outstanding matters in Denver, Colorado.

(16) Subsequent Events

In July 2012, in an effort to further strengthen our balance sheet and to better participate in the emerging housing recovery, we completed underwritten public offerings of 22 million shares of Beazer common stock at $2.90 per share and 4.6 million 7.50% tangible equity units and a private placement of $300 million of 6.625% senior secured notes. Net of underwriting discounts and estimated legal, accounting and other offering expenses, we expect net proceeds of approximately $466 million (without giving effect to any proceeds that may in the future be received by the Company upon the underwriters' exercise of the option to purchase up to an additional 3.3 million shares of common stock to cover over-allotments). Immediately after the common stock transaction, the Company had approximately 123 million shares of common stock outstanding.
Concurrently with the debt offering, we called for redemption of all $250 million outstanding of our 12% senior secured notes due 2017 and repaid $20 million of our outstanding cash secured term loan. Net cash used for these redemptions, including payment of accrued interest and the contractual call premium is approximately $300 million. We intend to use the remainder of the proceeds from these offerings to fund an expansion in our new home community count and for general corporate purposes, including the repayment of outstanding indebtedness. We expect our annualized interest expense to decrease by approximately $15 million related to the above refinancing of our 12% senior secured notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Executive Overview and Outlook

Over the past four quarters, we have demonstrated significant improvement in new home orders, home closings and backlog, recognizing our fourth consecutive quarter with year-over-year increases in such metrics. We believe these improvements have arisen both as a result of improving market conditions for new home sales, and due to the business improvement and operational strategies we have employed. In particular, we have placed significant emphasis on increasing sales per community per month and on broadening the base of communities contributing to sales. Over the past year, our trailing four quarter sales per community per month has increased from approximately 1.7 at June 30, 2011 to 2.2 at June 30, 2012. At the same time, the proportion of our communities generating fewer than 3 sales in a quarter has declined from 27% in the fiscal third quarter of 2011 to 10% in the third quarter of fiscal 2012.

There is much reported evidence of strengthening conditions in the housing market, from increases in new home sales, to increases in existing home sales to improvements in home prices in many markets. At the same time, new home sales activity remains at very low levels despite historic levels of housing affordability, low mortgage interest rates and improving job growth. Consistent with expectations of many market participants and analysts, we believe that national housing starts will likely increase markedly over the next several years. In particular we expect improvements in housing start activity to be robust in Florida, California, Texas, North Carolina and Arizona.

While pursuing our business improvement and operational strategies, we have employed a very cautious land acquisition strategy to ensure operational resources have been focused on existing community performance. Given the success of our efforts and the improvement in the overall housing market, we believe now is an appropriate time to pursue growth in new communities more aggressively. In particular, we believe we can generate attractive returns on incremental capital deployed into the markets most likely to grow significantly in the next several years, which will assist us in accelerating a return to profitability. Over the past year, we have taken steps to broaden and deepen our local management teams in these markets, and we have compiled a significant pipeline of prospective new community transactions in all of our markets.

To that end and subsequent to June 30, 2012, we engaged in several capital transactions designed to further strengthen our balance sheet and position us to better participate in the emerging housing recovery. We completed underwritten public offerings of 22 million shares of Beazer common stock at $2.90 per share and 4.6 million 7.50% tangible equity units and a private placement of $300 million of 6.625% senior secured notes generating net proceeds of approximately $466 million. A portion of these proceeds was used to fund the redemption of our $250 million 12% senior secured notes due 2017, repay $20 million of our cash secured term loan and the remaining funds will be used to fund an expansion in our new home community count and for general corporate purposes, including the repayment of outstanding indebtedness.
In addition, while we believe we possess sufficient liquidity to participate in a housing recovery, we are mindful of potential short-term, or seasonal, requirements for enhanced liquidity that may arise. As such, we have negotiated a commitment letter with four financial institutions for a proposed $150 million secured revolving credit agreement, which would replace our existing credit facility.
The following pro forma information is derived from our unaudited condensed consolidated balance sheet as of June 30, 2012 and gives retroactive effect to the estimated completion of the aforementioned offerings and debt redemption, but does not give effect to other events that occurred since June 30, 2012 or finalization of transaction expenses and thus may not be indicative of our current financial condition.

($ in thousands)	Actual as of June 30, 2012	Adjustments related to July 2012 Capital Transactions	Pro forma as of June 30, 2012

Cash and cash equivalents	$231,616	$185,960	$417,576
Total debt (net of discounts)	1,442,407	70,452	1,512,859
Total stockholders’ equity	179,075	106,100	285,175

Our visibility into the economic conditions for fiscal 2013 is limited; however, we believe we will continue to benefit from the current increased traffic trends, projected population growth and increases in housing starts in the coming years. In the meantime, we are taking the steps necessary to drive improvement in our homebuilding operations, while maintaining an efficient cost structure, looking for new opportunities to generate profits and investing for future growth, all with the intention to accelerate our return to profitability.
Critical Accounting Policies: Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. As disclosed in our 2011 Annual Report, our most critical accounting policies relate to inventory valuation (inventory held for development and land held for sale), homebuilding revenues and costs, warranty reserves, investments in unconsolidated entities and income tax valuation allowances. Since September 30, 2011, there have been no significant changes to those critical accounting policies.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters.

RESULTS OF CONTINUING OPERATIONS:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
($ in thousands)	2012	2011	2012	2011
Revenues:
Homebuilding	$252,071	$168,444	$628,540	$398,887
Land sales and other	2,484	4,385	6,206	8,610
Total	$254,555	$172,829	$634,746	$407,497
Gross profit:
Homebuilding	$20,656	$11,877	$61,475	$20,127
Land sales and other	575	1,958	2,215	3,626
Total	$21,231	$13,835	$63,690	$23,753
Gross margin:
Homebuilding	8.2%	7.1%	9.8%	5.0%
Land sales and other	23.1%	44.7%	35.7%	42.1%
Total	8.3%	8.0%	10.0%	5.8%
Commissions	$10,776	$7,843	$27,522	$18,066
General and administrative (G&A) expenses:	$27,867	$38,571	$82,380	$107,142
G&A as a percentage of total revenue	10.9%	22.3%	13.0%	26.3%
Depreciation and amortization	$3,743	$2,660	$9,336	$6,627
Equity in income (loss) of unconsolidated entities	$48	$63	$(25)	$372
Gain (loss) on extinguishment of debt	$—	$95	$(2,747)	$(2,909)

Items impacting comparability between periods
The following items impact the comparability of our results of continuing operations between the three and nine months ended June 30, 2012 and 2011: inventory impairments and abandonments, warranty recoveries, certain general and administrative costs and gain (loss) on extinguishment of debt.
Inventory Impairments and Abandonments. Gross margins for the three and nine months ended June 30, 2012 were positively impacted by a decrease in non-cash pre-tax inventory impairments and option contract abandonments. During the three and nine months ended June 30, 2012, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including the competitive market conditions in those specific submarkets for the product and locations of these communities. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates based on current market conditions and management's assumptions relative to future results led to additional impairments during this period. In future periods, we may determine that it is prudent to reduce sales prices, increase sales incentives or reduce absorption rates in specific communities which may lead to additional impairments, which could be material.
The impairments on land held for sale for the three and nine months ended June 30, 2012 and 2011 represent further write downs of certain properties to net realizable value, less estimated costs to sell and are a result of our review of recent comparable transactions.
In addition, over the past few years, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as pre-acquisition costs. We recorded minimal abandonment charges during the three and nine months ended June 30, 2012 and 2011 related to these decisions.
The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the three and nine months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
West	$1,609	$1,603	$3,979	$17,621
East	3,132	1,221	4,383	1,583
Southeast	689	3,515	1,655	3,988
Unallocated	389	531	475	2,139
Continuing Operations	$5,819	$6,870	$10,492	$25,331

The estimated fair value of our impaired inventory at each period end, the number of lots and number of communities impaired in each period are set forth in the table below as follows ($ in thousands).

Quarter Ended	Estimated Fair Value of Impaired Inventory at Period End		Lots Impaired		Communities Impaired
	2012	2011	2012	2011	2012	2011
June 30	$11,187	$11,672	170	370	3	6
March 31	$3,292	$29,244	25	730	1	7
December 31	$6,377	$—	51	—	1	—

Gross Profit. Total gross profit for the nine months ended June 30, 2012 and 2011 include warranty recoveries of $11.0 million and $1.4 million, respectively. Excluding these warranty items, total gross profit would have been $52.7 million for the nine months ended June 30, 2012 as compared to $22.4 million in the prior year. Also, during the nine months ended June 30, 2012, our gross profit was impacted by bond reimbursements, changes in product liability estimates and improved warranty payment experience. Additional disclosure of these items is included in the discussion of Homebuilding Gross Profit below.
Commissions. Commission expense includes amounts due to internal sales associates and to external real estate agents, if applicable, related to homes closed during their period. Commissions as a percentage of homebuilding revenues were decreased slightly in the current fiscal year.
General and Administrative Expense Items. The decrease in G&A expense for the three and nine ended June 30, 2012 as compared to the prior year is primarily related to the impact of prior cost reductions realized related to headcount and office space reductions and management changes.
Unconsolidated Entity Impairment Charges. As a result of the economic conditions in certain of our markets, we recorded minor impairments in certain of our unconsolidated entities for the nine months ended June 30, 2011 (see Note 3 to the unaudited condensed consolidated financial statements where further discussed). If these adverse market conditions worsen, we may have to take further impairments of our investments in these unconsolidated entities that may have a material adverse effect on our financial position and results of operations.
Gain (Loss) on Extinguishment of Debt. During the nine months ended June 30, 2012, we recognized a $2.7 million loss on extinguishment of debt related to our exchange of a significant portion of our Mandatory Convertible Subordinated Notes and Tangible Equity Units. During the nine months ended June 30, 2011, we redeemed or repurchased in open market transactions an aggregate of $209.5 million of our outstanding Senior Notes for an aggregate purchase price of $210.0 million, plus accrued and unpaid interest as of the purchase date. These transactions resulted in a loss on extinguishment of debt of $2.9 million, net of unamortized discounts and debt issuance costs related to these notes. See Note 7 to the unaudited condensed consolidated financial statements for additional information.
Other expense, net. For the three and nine months ended June 30, 2012, other expense, net includes $17.2 million and $55.1 million, respectively, of interest expense not qualified for capitalization. For the three and nine months ended June 30, 2011, other expense, net includes $17.7 million and $55.7 million of interest expense not qualified for capitalization respectively. Other expense for the nine months ended June 30, 2011 is net of the $6.8 million benefit recognized related to our former Chief Executive Officer's settlement with the SEC.
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
Our overall effective tax rates from continuing operations were -0.38% and 32.63% for the three and nine months ended June 30, 2012, respectively compared to -6.88% and -0.36% for the three and nine months ended June 30, 2011. The change in our effective tax rate for the nine months ended June 30, 2012, was primarily attributable to tax planning which created certainty in the recognition of some of our prior year’s unrecognized tax benefits.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
($ in thousands)	2012	2011	2012	2011
Closings	3	23	19	73
New Orders, net	3	31	2	77
Homebuilding revenues	$761	$4,717	$4,171	$14,186
Land and lot sale revenues	1,446	—	1,510	435
Mortgage & title revenues	—	—	—	6
Total revenue	$2,207	$4,717	$5,681	$14,627

Three and Nine Months Ended Ended June 30, 2012 Compared to the Three and Nine Months Ended Ended June 30, 2011
Segment Results – Continuing Operations
Unit Data by Segment

	Three Months Ended June 30,
	New Orders, net			Cancellation Rates
	2012	2011	12 v 11	2012	2011
West	730	447	63.3%	22.1%	26.5%
East	486	466	4.3%	31.0%	26.8%
Southeast	339	302	12.3%	19.1%	15.9%
Total	1,555	1,215	28.0%	24.5%	24.3%

	Nine Months Ended June 30,
	New Orders, net			Cancellation Rates
	2012	2011	12 v 11	2012	2011
West	1,688	1,038	62.6%	24.2%	27.0%
East	1,237	1,203	2.8%	32.4%	26.0%
Southeast	866	680	27.4%	19.1%	14.9%
Total	3,791	2,921	29.8%	26.0%	24.1%

During the first three quarters of fiscal 2012, all of our segments experienced improvements in net new orders as compared to the prior fiscal year. This increase in net new orders has been driven by implementation of improved operating strategies which have emphasized increasing sales per community per month. In addition our West and Southeast segments have also benefited from improving market conditions as evidenced by increased traffic to our communities. The increases in these segments were moderated slightly by a lower increase in new orders, net of cancellations in our East segment. Despite the increased traffic in many of our markets, potential buyers still continue to be negatively impacted by the lengthened mortgage process and limited financing availability. These challenges not only impact our ability to sell homes, but also impact our potential homebuyer’s ability to sell existing homes and to obtain mortgage financing.

	As of June 30, 2012
	2012	2011	12 v 11
Backlog Units:
West	1,064	637	67.0%
East	891	837	6.5%
Southeast	466	346	34.7%
Total	2,421	1,820	33.0%
Aggregate dollar value of homes in backlog (in millions)	$572.8	$431.2	32.8%

Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The increase in backlog for our continuing operations at June 30, 2012 compared to the prior year, related to our growth in net new orders and the impact of our higher beginning backlog. If we are unable to sustain or increase this level of backlog, we will experience less revenue in the future which could also result in additional asset impairment charges and lower levels of liquidity. However, we currently expect new orders and backlog to increase as the availability of mortgage loans stabilizes, the inventory of new and used homes decreases and consumer confidence in the economic recovery increases.
Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues, the average selling prices of our homes and closings by reportable segment (in thousands):

	Three Months Ended June 30,
	Homebuilding Revenues			Average Selling Price			Closings
	2012	2011	12 v 11	2012	2011	12 v 11	2012	2011	12 v 11
West	97,356	$53,549	81.8%	$214.0	$196.2	9.1%	455	273	66.7%
East	98,850	76,226	29.7%	258.8	245.1	5.6%	382	311	22.8%
Southeast	55,865	38,669	44.5%	205.4	186.8	10.0%	272	207	31.4%
Total	$252,071	$168,444	49.6%	$227.3	$213.0	6.7%	1,109	791	40.2%

	Nine Months Ended June 30,
	Homebuilding Revenues			Average Selling Price			Closings
	2012	2011	12 v 11	2012	2011	12 v 11	2012	2011	12 v 11
West	$245,420	$128,885	90.4%	$205.5	$192.4	6.8%	1,194	670	78.2%
East	255,519	182,367	40.1%	259.7	249.1	4.3%	984	732	34.4%
Southeast	127,601	87,635	45.6%	198.8	186.1	6.8%	642	471	36.3%
Total	$628,540	$398,887	57.6%	$222.9	$213.0	4.6%	2,820	1,873	50.6%

Improved operational strategies and improving market conditions in many of our markets enhanced our ability to generate additional traffic and sales in the current and prior quarters. These increased sales and operational improvements drove the increase in closings, average selling prices (ASP) and homebuilding revenues across all of our segments noted above. The increase in closings is particularly attributable to a higher beginning backlog related to increased sales in the prior quarter and improved traffic in many of our markets which enhanced our ability to generate additional sales and closings in the current quarter. The increase in ASP was primarily attributable to the mix in closings between products and among communities as compared to the prior year, although certain markets were able to selectively increase ASP in response to improving market conditions.
Homebuilding Gross Profit. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges). Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs. The following table sets forth our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the three and nine months ended June 30, 2012, and 2011. Total homebuilding gross profit and gross margin excluding inventory impairments and abandonments and interest amortized to cost of sales are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit determined in accordance with GAAP as an indicator of operating performance. The magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company, and for other home builders, have been significant in recent periods and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, and other similar presentations by analysts and other companies, is frequently used to assist investors in understanding and comparing the operating characteristics of home building activities by eliminating many of the differences in companies’ respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management compare operating results and as a measure of the level of cash which may be available for discretionary spending.

($ in thousands)	Three Months Ended June 30, 2012
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$14,707	15.1%	$1,609	$16,316	16.8%	$—	$16,316	16.8%
East	11,075	11.2%	3,132	14,207	14.4%	—	14,207	14.4%
Southeast	9,163	16.4%	689	9,852	17.6%	—	9,852	17.6%
Corporate & unallocated	(14,289)		389	(13,900)		15,649	1,749
Total homebuilding	$20,656	8.2%	$5,819	$26,475	10.5%	$15,649	$42,124	16.7%

($ in thousands)	Three Months Ended June 30, 2011
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$7,023	13.1%	$1,603	$8,626	16.1%	$—	$8,626	16.1%
East	10,645	14.0%	1,221	11,866	15.6%	—	11,866	15.6%
Southeast	3,141	8.1%	3,515	6,656	17.2%	—	6,656	17.2%
Corporate & unallocated	(8,932)		531	(8,401)		11,179	2,778
Total homebuilding	$11,877	7.1%	$6,870	$18,747	11.1%	$11,179	$29,926	17.8%

($ in thousands)	Nine Months Ended June 30, 2012
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$37,564	15.3%	$3,979	$41,543	16.9%	$—	$41,543	16.9%
East	30,431	11.9%	4,383	34,814	13.6%	—	34,814	13.6%
Southeast	21,277	16.7%	1,655	22,932	18.0%	—	22,932	18.0%
Corporate & unallocated	(27,797)		475	(27,322)		41,128	13,806
Total homebuilding	$61,475	9.8%	$10,492	$71,967	11.4%	$41,128	$113,095	18.0%

($ in thousands)	Nine Months Ended June 30, 2011
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$2,609	2.0%	$17,621	$20,230	15.7%	$—	$20,230	15.7%
East	26,479	14.5%	1,583	28,062	15.4%	—	28,062	15.4%
Southeast	10,520	12.0%	3,988	14,508	16.6%	—	14,508	16.6%
Corporate & unallocated	(19,481)		2,139	(17,342)		26,352	9,010
Total homebuilding	$20,127	5.0%	$25,331	$45,458	11.4%	$26,352	$71,810	18.0%

Our overall homebuilding gross margin without interest and impairments was consistent for the nine months ended June 30, 2012 and 2011. As compared to the prior year, our homebuilding gross margins excluding impairments for the three and nine months ended increased in the West and Southeast segments primarily due to the impact of increased closings and ASP and decreased incentives, enabling us to better leverage certain fixed costs. These increases were partially offset by a decrease in our homebuilding gross margins excluding impairments in the East segment. The decreased margins in the East segment is related to changes in product and community mix and, to a lesser extent, to pricing/feature changes made in certain of our markets to drive absorptions and address consumer demand. Our overall gross margins are impacted by the volatility inherent in changes in estimates for product liability expenditures that do not relate to current period closings. The changes in these estimates, included in corporate and unallocated gross profit above, were the primary driver of our decreased overall gross margin without interest and impairments for the quarter ended June 30, 2012 as compared to the prior year.

During the nine months ended June 30, 2012, our corporate and unallocated gross profit without I&A and interest reflects a benefit from an $11 million insurance recovery related to previously recorded water intrusion warranty related expenditures. In addition, our East segment benefited from a $1.4 million warranty recovery during the nine months ended June 30, 2011. These warranty recoveries year-to-date in fiscal 2012 and 2011 contributed 180 bps and 30 bps to our homebuilding gross margins without I&A and interest, respectively.
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
The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing twelve-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, the homebuilding gross margin from our continuing operations was 9.1% and excluding interest and inventory impairments, it was 17.4%. Excluding the aforementioned warranty recovery, our trailing 12-month homebuilding gross margin without I&A and interest would have been 16.2%. For the same trailing 12-month period, homebuilding gross margins were as follows in those communities that have previously been impaired:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(13.5)%
Impact of interest amortized to COS related to these communities	7.5%
Pre-impairment turn gross margin, excluding interest amortization	(6.0)%
Impact of impairment turns	21.9%
Gross margin (post impairment turns), excluding interest	15.9%

Land Sales and Other Revenues. Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets. Other revenues include net fees we received for general contractor services we performed on behalf of a third party and broker fees and rental revenues earned by our Pre-Owned operations. The table below summarizes land sales and other revenues and gross profit by reportable segment for the three and nine months ended June 30, 2012 and 2011 (in thousands) - n/m in the table below indicates the percentage is “not meaningful”:

	Land Sales & Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011	12 v 11	2012	2011	12 v 11
West	$1,736	$1,953	(11.1)%	$2	$640	(99.7)%
East	80	1,669	(95.2)%	(8)	577	(101.4)%
Southeast	463	619	(25.2)%	466	620	(24.8)%
Pre-Owned	205	144	42.4%	115	121	(5.0)%
Total	$2,484	$4,385	(43.4)%	$575	$1,958	(70.6)%

	Land Sales & Other Revenues			Land Sales and Other Gross Profit (Loss)
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2012	2011	12 v 11	2012	2011	12 v 11
West	$2,306	$2,956	(22.0)%	$62	$1,034	(94.0)%
East	421	4,160	(89.9)%	63	1,241	(94.9)%
Southeast	2,365	1,350	75.2%	1,476	1,238	19.2%
Pre-Owned	1,114	144	n/m	614	113	n/m
Total	$6,206	$8,610	(27.9)%	$2,215	$3,626	(38.9)%

Our fiscal 2012 and fiscal 2011 land sales and other revenue and gross profit in our Southeast segment include net fees received for general contractor services we performed on behalf of a third party.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of June 30, 2012, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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
As of June 30, 2012, our liquidity position consisted of $231.6 million in cash and cash equivalents plus $271.8 million of restricted cash, of which $247.4 million related to our cash secured term loan and $20 million of which was repaid subsequent to June 30, 2012. We expect to maintain a significant liquidity position during the remainder of fiscal 2012, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance on a quarterly basis.
During the nine months ended June 30, 2012, our net cash used in operating activities was $106.4 million compared to $277.6 million during the comparable period of the prior year. Our net cash used in operating activities in both years was primarily due to the payment of trade accounts payable, interest obligations and other liabilities. Our cash used in operating activities in the prior year was also impacted by a $150.6 million increase in inventory (excluding inventory impairments and abandonment charges). This increase in inventory in fiscal 2011 related primarily to our strategic investments in land as we closed out older communities and positioned the Company to open new communities. Also impacting cash used in operations in both years were decreases in income tax receivables and other assets primarily related to the collection of reimbursable amounts due from land spending and a cash release of utility and other deposits.
Net cash used in investing activities was $11.5 million for the nine months ended June 30, 2012 which was due primarily to capital expenditures of $7.9 million for costs related to our purchase of previously owned homes by our former pre-owned homes business. Net cash used in investing activities was $259.0 million for the nine months ended June 30, 2011 which was primarily related to the $247.4 million funding of collateral (restricted cash) for the Company’s cash secured term loan.
Net cash used in financing activities of $20.9 million for the nine months ended June 30, 2012 primarily related to the settlement paid to lenders of one of our unconsolidated entities in connection with a plan of reorganization (see Note 3 to the unaudited condensed consolidated financial statements). Net cash provided by financing activities was $274.2 million for the nine months ended June 30, 2011 primarily related to borrowings under our cash secured term loan and our completion of a $250 million senior unsecured debt offering, $210.0 million net proceeds of which was used to redeem our outstanding 2013

Senior Notes and a portion of our 2015 and 2016 Senior Notes.
During fiscal 2011, Moody’s lowered its corporate credit rating of the Company to Caa2 after it had increased this rating in the prior year. Both S&P and Fitch have given the Company a corporate credit rating of B-. In July 2012, all three rating agencies reconfirmed these ratings. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
We fulfill our short-term cash requirements with cash generated from our operations and available borrowings. As a result, there were no amounts outstanding under the Secured Revolving Credit Facility at June 30, 2012. In addition, we have entered into a number of stand-alone, cash secured letter of credit agreements with banks. These facilities will continue to provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company at our option, based on certain conditions and covenant compliance. We currently have $23.8 million outstanding letters of credit under these facilities. As of June 30, 2012, we have secured our letters of credit under these facilities using cash collateral which is maintained in restricted accounts totaling $24.1 million. In addition, we have elected to pledge approximately $1.0 billion of inventory assets to our revolving credit facility. We believe that our $503.4 million of cash and cash equivalents and restricted cash at June 30, 2012, cash generated from our operations and the availability of new debt and equity financing, if any, will be adequate to meet our liquidity needs during the remainder of fiscal 2012. In addition, while we believe we possess sufficient liquidity to participate in a housing recovery, we are mindful of potential short-term, or seasonal, requirements for enhanced liquidity that may arise. As such, we have negotiated a commitment letter with four financial institutions for a proposed $150 million secured revolving credit agreement, which would replace our existing Secured Revolving Credit Facility.
In addition to our continued focus on generation and preservation of cash, we are also focused on increasing our stockholders’ equity and reducing our leverage. During fiscal 2012, one of our priorities is to pursue opportunities that would enable us to reduce our interest expense and extend the maturities of our debt. With this focus, we decided to offer to exchange our Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock at a premium during the quarter ended March 31, 2012. In addition, subsequent to June 30, 2012, we completed underwritten public offerings of 22 million shares of Beazer common stock at $2.90 per share, 4.6 million 7.50% tangible equity units and $300 million of 6.625% senior secured notes generating net proceeds of approximately $466 million. A portion of these proceeds was used to fund the redemption of our $250 million 12% senior secured notes due 2017 and the remaining funds will be used to fund an expansion in our new home community count and for general corporate purposes, including the repayment of outstanding indebtedness. We expect our annualized interest expense to decrease by approximately $15 million related to the above refinancing of our 12% senior secured notes.
In the future, we may again decide to issue additional new common or preferred equity. Any such new issuance may take the form of public or private offerings for cash, or such issuances may be used consummate acquisitions of businesses or assets, or to exchange for a portion of our outstanding debt. We may also from time to time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities, in open market purchases, privately negotiated transactions or otherwise. In addition, any material variance from our projected operating results, could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all.
Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during the nine months ended June 30, 2012 or 2011. Any future stock repurchases, as allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At June 30, 2012, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid during the nine months ended June 30, 2012 or 2011.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At June 30, 2012, we controlled 25,088 lots (a 5.8-year supply based on our trailing twelve months of closings). We owned 84.2%, or 21,136 lots, and 3,952 lots, 15.8%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which aggregated approximately $24.7 million at June 30, 2012. The total remaining purchase price, net of cash deposits, committed under all options was $197.3 million as of June 30, 2012. When market conditions improve, we may expand our use of option agreements to supplement our owned inventory supply.
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
We participate in a number of land development joint ventures and other entities in which we have less than a controlling interest. We enter into unconsolidated entities in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Excluding our investment in a pre-owned rental homes REIT, the remainder of our investments in our unconsolidated entities are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the unconsolidated entity’s members and other third parties. We account for our interest in our unconsolidated entities under the equity method. Our unaudited condensed consolidated balance sheets include investments in unconsolidated entities totaling $41.6 million and $9.5 million at June 30, 2012 and September 30, 2011, respectively.
Our unconsolidated entities periodically obtain secured acquisition and development financing. At June 30, 2012, our unconsolidated entities had borrowings outstanding totaling $68.0 million. Generally, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. At June 30, 2012, we had one repayment guarantee outstanding for which we have accrued $0.7 million. See Note 3 to the unaudited condensed consolidated financial statements for further information.
We had outstanding performance bonds of approximately $154.2 million, at June 30, 2012 related principally to our obligations to local governments to construct roads and other improvements in various developments.
Recently Adopted Accounting Pronouncements
See Note 1 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of June 30, 2012, we had variable rate debt outstanding totaling approximately $247.4 million. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at June 30, 2012 was $1.14 billion, compared to a carrying value of $1.20 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.14 billion to $1.18 billion at June 30, 2012.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Litigation
On June 3, 2009, Beazer Homes Corp. was named as a defendant in a purported class action lawsuit in the Circuit Court for Lee County, State of Florida, filed by Bryson and Kimberly Royal, the owners of one of our homes in our Magnolia Lakes' community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney's fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation and individual state court actions. We believe that the claims asserted in these actions are governed by home warranties or are without merit. Accordingly, the Company intends to vigorously defend against these actions. The Company has offered to repair all of these homes pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, the owners of all but two of the affected homes have accepted the Company's offer to repair. Furthermore, the Company has agreed to participate in a global class settlement with the plaintiff class counsel and numerous other defendants in the multidistrict litigation, which if approved by the Court, would resolve all claims, including future claims, against Beazer related to Chinese drywall, except those by persons or entities that opt out of the settlement. To the extent necessary, the Company intends to vigorously defend against those opt out actions. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs.
From 1998 through 2008 Beazer Mortgage Corporation (BMC), a wholly owned subsidiary of the Company, originated mortgage loans for a portion of the Company's homebuyers. The bulk of these loans were funded by unaffiliated lenders or, to the extent initially funded by BMC, promptly sold to third party lenders and investors. We believe a large number of such loans were ultimately acquired by government sponsored entities such as the Federal National Mortgage Association (Fannie Mae). In general, underwriting decisions were not made by BMC but by the lender/investors themselves or third-party service providers. BMC is involved in litigation with one of these lenders in which the lender is seeking to recover losses allegedly sustained on such loans. See Note 9, Contingencies, to the unaudited condensed consolidated financial statements for a description of this litigation. On March 14, 2011, the Company and several subsidiaries were named as defendants in a lawsuit filed by Flagstar Bank, FSB in the Circuit Court for the County of Oakland, State of Michigan. The complaint demands approximately $8.7 million to recover purported losses in connection with 73 residential mortgage loan transactions under theories of breach of contract, fraud/intentional misrepresentation and other similar theories of recovery. We believe we have strong defenses to the claims on these individual loans and intend to vigorously defend the action.
In addition, three other investors have demanded that BMC indemnify them for losses suffered with respect to other mortgage loans or repurchase such loans, largely alleging misrepresentations by the borrowers or defects in the loan origination process. We are currently investigating each of these claims and are in communications with the investors. To date, including the mortgage loans that are the subject of the lawsuit described above, we have active requests to repurchase fewer than 100 mortgage loans. While we have not been required to repurchase any of such mortgage loans, there can be no assurance that once all documentation and facts are investigated that BMC will not agree to, or be obligated to, repurchase some or all of such loans. Previously, we established an immaterial amount as a reserve for the repurchase of mortgage loans originated by BMC. BMC did not service the loans it originated and accordingly information regarding loan performance and the underwriting process is limited or difficult to obtain. At this time, we do not believe that the exposure related to any such additional claims would be material to our consolidated financial position or results of operation. However, given the increasing focus on this issue generally, potential actions of government sponsored entities and the uncertainties regarding resolution of each claim, we cannot rule out the potential for additional mortgage loan repurchase claims in the future, potential liability for some or all of these claims or changes in our assessment of these claims which may result in establishment of additional reserves that may or may not be material. However, as of June 30, 2012 , no liability has been recorded for any such additional claims as such exposure is not reasonable estimable.
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
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $16 million has been paid as of June 30, 2012. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
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

101
The following financial statements from Beazer Homes USA, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 3, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 3, 2012	Beazer Homes USA, Inc.

		By:		/s/ ROBERT L. SALOMON
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer