Form 10-K
period 2012-09-30
BEAZER HOMES USA INC
filed 2012-11-13
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012
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

(770) 829-3700
(Registrant’s telephone number, including area code)
 _____________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities	Exchanges on Which Registered
Common Stock, $.001 par value per share	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange
7.50% Tangible Equity Units	New York Stock Exchange
7.25% Tangible Equity Units	New York Stock Exchange
7½% Mandatory Convertible Subordinated Notes due 2013	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (20,239,391 shares, adjusted for the Company's 1-for-5 reverse stock split, which was effective October 11, 2012) as of March 31, 2012, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $328,890,101.

Class	Outstanding at November 9, 2012
Common Stock, $0.001 par value	24,601,830

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders	III

BEAZER HOMES USA, INC.
FORM 10-K

References to “we,” “us,” “our,” “Beazer”, “Beazer Homes” and the “Company” in this annual report on Form 10-K refer to Beazer Homes USA, Inc.
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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this annual report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

•
economic changes nationally or in local markets, including changes in consumer confidence, declines in employment levels, inflation and increases in the quantity and decreases in the price of new homes and resale homes in the market;

•	a slower economic rebound than anticipated, coupled with persistently high unemployment and additional foreclosures;

•	estimates related to homes to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;

•	a substantial increase in mortgage interest rates, increased disruption in the availability of mortgage financing or a change in tax laws regarding the deductibility of mortgage interest;

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

•	our ability to comply with covenants in our debt agreements or satisfy such obligations through repayment or refinancing;

•	estimates related to the potential recoverability of our deferred tax assets;

•	increased competition or delays in reacting to changing consumer preference in home design;

•	shortages of or increased prices for labor, land or raw materials used in housing production;

•	additional asset impairment charges or writedowns;

•	the impact of construction defect and home warranty claims;

•	the cost and availability of insurance and surety bonds;

•	delays in land development or home construction resulting from adverse weather conditions;

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

PART I

Item 1. Business

We are a geographically diversified homebuilder with active operations in 16 states within three geographic regions in the United States: West, East, and Southeast. Our homes are designed to appeal to homeowners at various price points across various demographic segments and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate exceptional value and quality while seeking to maximize our return on invested capital over time.

Our principal executive offices are located at 1000 Abernathy Road, Suite 260, Atlanta, Georgia 30328, telephone (770) 829-3700. We also provide information about our active communities through our Internet website located at www.beazer.com. Information on our website is not a part of and shall not be deemed incorporated by reference in this report.

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

In any year, the demand for new homes is closely tied to job growth, the availability and cost of mortgage financing, the supply of new and existing homes for sale and, importantly, consumer confidence. Consumer confidence is perhaps the most important of these demand variables and is the hardest one to predict accurately because it is a function of, among other things, consumers' views of their employment and income prospects, recent and likely future home price trends, localized new and existing home inventory, the level of current and near-term interest and mortgage rates, the availability of consumer credit, valuations in stock and bond markets, and other geopolitical factors. In general, high levels of employment, low mortgage interest rates and low new home and resale inventories contribute to a strong and growing homebuilding market environment.

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

Over the past few years, we have undertaken numerous actions to allow the Company to generate or conserve liquidity while maintaining a substantial homebuilding presence in large markets. During fiscal 2012, we have taken steps to broaden and deepen our local management teams, reduce our annualized interest expense, further strengthen our balance sheet and improve our existing community performance. We expect to continue this disciplined approach to managing our business and executing our path-to-profitability strategy which is comprised of the following four key components:

•	Increase sales (new orders) per community;

•	Gradually expand our active communities;

•	Leverage our fixed costs; and

•	Improve homebuilding gross margins as sales per community metrics improve.

We believe that long-term fundamentals for new home construction remain intact and are encouraged by evidence of strengthening conditions in the housing market. After several years of exceptionally weak demand for new homes, the U.S. housing industry showed some signs of improvement during fiscal 2012. Single family starts were up and most major public homebuilders reported significant growth in year-over-year new orders. Prices are up modestly in most of the markets in which we operate and we are pleased with the recent trajectory of our new order and closings results for fiscal 2012.

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

Differentiated Process.  Our strategy has three specific tenets: energy efficiency, personalization and lender choice. We engineer our homes for energy-efficiency, cost savings and comfort. Using the ENERGYSTAR TM standards as our minimum performance criteria, our homes reduce the impact on the environment while decreasing our homebuyers' annual operating costs. In response to consumers' desire to reflect their personal preferences and lifestyle in their homes, we continue to evolve our floor plans based on market opportunity and demand. We create base plans that meet most homebuyers' needs but also give the homebuyer the flexibility to change how the home lives through choices in structural and design options. To address the homebuyers' perceived challenge of securing a mortgage, we facilitate the process by making available a small number of preferred lenders who offer a comprehensive set of mortgage products, competitive rates and outstanding customer service.

Consistent Use of National Brand.  Our homebuilding and marketing activities are conducted under the name of Beazer Homes in each of our markets. We believe that the Beazer Homes® trademark has significant value and is an important factor in the marketing of our homebuilding activities and business. We utilize a single brand name across our markets in order to better leverage our national and local marketing activities. Using a single brand has allowed us to execute successful national marketing campaigns and online marketing practices.

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

Balanced Land Policies.  We seek to maximize our return on capital by carefully managing our investment in land. To reduce the risks associated with investments in land, we sometimes use options to control land. We generally do not speculate in land which does not have the benefit of entitlements providing basic development rights to the owner.

Reportable Business Segments

In our homebuilding operations, we design, sell and build single-family and multi-family homes in the following geographic regions which are presented as reportable segments.

Segment/State	Market(s)/Year Entered

Homebuilding - West:
Arizona	Phoenix (1993)
California	Los Angeles County (1993), Orange County (1993), Riverside and San Bernardino Counties (1993), San Diego County (1992), Ventura County (1993), Sacramento (1993), Kern County (2005)
Nevada	Las Vegas (1993)
Texas	Dallas/Ft. Worth (1995), Houston (1995)
Homebuilding - East:
Indiana	Indianapolis (2002)
Maryland/Delaware	Baltimore (1998), Metro-Washington, D.C. (1998), Delaware (2003)
New Jersey/Pennsylvania/New York	Central and Southern New Jersey (1998), Bucks County, PA (1998), Orange County, NY (2011)
Tennessee	Nashville (1987)
Virginia	Fairfax County (1998), Loudoun County (1998), Prince William County (1998)
Homebuilding - Southeast:
Florida	Tampa/St. Petersburg (1996), Orlando (1997)
Georgia	Atlanta (1985), Savannah (2005)
North Carolina	Raleigh/Durham (1992)
South Carolina	Charleston (1987), Myrtle Beach (2002)

The results of operations of all of the homebuilding markets we have exited over the past few years are reported as discontinued operations in our Consolidated Statements of Operations. Beginning in the second quarter of fiscal 2011, through May 2,
2012, we operated our Pre-Owned Homes business in Arizona and Nevada. Effective May 3, 2012, we contributed our Pre-Owned Homes business for an investment in an unconsolidated entity (see Note 3 for additional information).

Seasonal and Quarterly Variability

Our homebuilding operating cycle generally reflects higher levels of new home order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, during periods of an economic downturn in the industry such as we have experienced in recent years, decreased revenues and closings as compared to prior periods including prior quarters, will typically reduce seasonal patterns. Specifically, the expiration of the $8,000 First-time Homebuyer Tax Credit on June 30, 2010 incentivized homebuyers to purchase homes during the first half of fiscal 2010. This resulted in a change to our typical seasonal variations, as we experienced increased closings in our third quarter of fiscal 2010 as compared to our fourth quarter of fiscal 2010 and third quarter of fiscal 2011 or 2012.

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

The following table summarizes certain operating information of our reportable homebuilding segments and our discontinued homebuilding operations as of and for the fiscal years ended September 30, 2012, 2011 and 2010. Please see “Management's Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 below for additional information.

	2012		2011		2010
($ in thousands)	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Closing Price
West	1,883	$205.3	1,115	$195.9	1,777	$203.0
East	1,506	266.8	1,316	258.1	1,729	258.5
Southeast	1,039	199.9	818	189.0	915	190.4
Continuing Operations	4,428	$224.9	3,249	$219.4	4,421	$222.1
Discontinued Operations	19	$219.6	101	$196.2	224	$208.6

	September 30, 2012		September 30, 2011		September 30, 2010
	Units in Backlog	Dollar Value in Backlog	Units in Backlog	Dollar Value in Backlog	Units in Backlog	Dollar Value in Backlog
West	839	$184,754	570	$113,931	269	$55,167
East	747	223,050	638	169,851	366	102,186
Southeast	337	71,276	242	50,724	137	27,391
Continuing Operations	1,923	$479,080	1,450	$334,506	772	$184,744
Discontinued Operations	—	$—	17	$3,800	24	$4,330

Corporate Operations

We perform all or most of the following functions at our corporate office:

•	evaluate and select geographic markets;

•	allocate capital resources to particular markets for land acquisitions;

•	maintain and develop relationships with lenders and capital markets to create access to financial resources;

•	maintain and develop relationships with national product vendors;

•	operate and manage information systems and technology support operations; and

•	monitor the operations of our subsidiaries and divisions.
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

Field Operations

The development and construction of each new home community is managed by our operating divisions, each of which is generally led by a market leader who, in turn, reports directly to our Chief Executive Officer. At the development stage, a manager (who may be assigned to several communities and reports to the market leader of the division) supervises development of buildable lots. Together with our operating divisions, our field teams are equipped with the skills to complete the functions of identification of land acquisition opportunities, land entitlement, land development, home construction, marketing, sales, warranty service and certain purchasing and planing/design functions. The accounting and accounts payable functions of our field operations are concentrated in one or more of our three regional accounting centers.

Land Acquisition and Development

Generally, the land we acquire is purchased only after necessary entitlements have been obtained so that we have the right to begin development or construction as market conditions dictate. During much of the downturn in the homebuilding industry, we made very few significant land acquisitions; however, we continued to consider attractive opportunities as they arose, particularly in markets where our land bank had been depleted. We are now revisiting this portfolio as well as new opportunities as we aggressively pursue growth in an effort to increase our number of active communities.
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

We select our land for development based upon a variety of factors, including:

•	internal and external demographic and marketing studies;

•	suitability for development during the time period of one to five years from the beginning of the development process to the last closing;

•	financial review as to the feasibility of the proposed project, including profit margins and returns on capital employed;

•	the ability to secure governmental approvals and entitlements;

•	environmental and legal due diligence;

•	competition in the area;

•	proximity to local traffic corridors and amenities; and

•	management's judgment of the real estate market and economic trends and our experience in a particular market.

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

Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $24.9 million at September 30, 2012. At September 30, 2012, future amounts under option contracts aggregated approximately $198.5 million, net of cash deposits.

The following table sets forth, by reportable segment, land controlled by us as of September 30, 2012:

	Lots Owned
	Homes Under Construction (1)	Finished Lots	Lots for Current Development	Lots for Future Development	Land Held for Sale	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled
West
Arizona	270	373	118	571	1	1,333	154	1,487
California	98	111	435	3,792	44	4,480	122	4,602
Nevada	128	329	602	800	—	1,859	223	2,082
Texas	402	724	1,331	—	—	2,457	909	3,366
Total West	898	1,537	2,486	5,163	45	10,129	1,408	11,537
East						—		—
Indiana	180	697	990	—	250	2,117	201	2,318
Maryland	255	474	541	463	1	1,734	258	1,992
New Jersey	76	191	399	81	—	747	—	747
Tennessee	94	121	786	—	7	1,008	114	1,122
Virginia	85	186	27	—	4	302	384	686
Total East	690	1,669	2,743	544	262	5,908	957	6,865
Southeast						—		—
Georgia	33	127	130	88	—	378	26	404
Florida	127	351	139	266	30	913	1,028	1,941
North Carolina	70	127	130	21	27	375	267	642
South Carolina	90	439	1,437	76	—	2,042	519	2,561
Total Southeast	320	1,044	1,836	451	57	3,708	1,840	5,548
Discontinued Operations	—	—	—	—	197	197	—	197
Total	1,908	4,250	7,065	6,158	561	19,942	4,205	24,147

(1) The category "Homes Under Construction" represents lots upon which construction of a home has commenced, including model homes.

The following table sets forth, by reportable segment, land held for development, land held for future development and land held for sale as of September 30, 2012 (in thousands):

	Land Held for Development	Land Held for Future Development	Land Held for Sale

West	$150,639	$318,351	$2,553
East	156,925	25,130	3,204
Southeast	83,450	23,621	1,675
Discontinued Operations	—	—	2,717
Total	$391,014	$367,102	$10,149

Unconsolidated Entities

We participate in a number of land development joint ventures and other investments in which we have less than a controlling interest. We enter into these investments in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Excluding our investment in a pre-owned rental homes real estate investment trust (REIT), the remainder of our investments in our unconsolidated entities are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the unconsolidated entity’s members and other third parties. We account for our interest in our unconsolidated entities under the equity method. Our consolidated balance sheets include investments in unconsolidated entities totaling $42.1 million and $9.5 million at September 30, 2012 and September 30, 2011, respectively.
Our unconsolidated entities periodically obtain secured acquisition and development financing. At September 30, 2012, our unconsolidated entities had borrowings outstanding totaling $64.9 million. Generally, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. At September 30, 2012, we had one repayment guarantee outstanding for which we have accrued $0.7 million. See Note 3 to the consolidated financial statements for further information.

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

Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. At September 30, 2012, excluding models, we had 1,695 at various stages of completion of which 1,303 were under contract and included in backlog at such date and 392 homes (174 were substantially completed and 218 under construction) were not under a sales contract, either because the construction of the home was begun without a sales contract or because the original sales contract had been canceled.

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

In addition, we maintain third-party insurance, subject to applicable self-insured retentions, for most construction defects that we encounter in the normal course of business. We believe that our warranty and litigation accruals and third-party insurance are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation. Please see “Management's Discussion and Analysis of Results of Operations and Financial Condition” and Note 9, “Contingencies” to the Consolidated Financial Statements for additional information. There can be no assurance, however, that the terms and limitations of the limited warranty will be effective against claims made by the homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims or that claims will not arise out of events or circumstances not covered by insurance and/or not subject to effective indemnification agreements with our subcontractors.

Marketing and Sales

We make extensive use of online and traditional advertising vehicles and other promotional activities, including our Internet website (www.beazer.com ), real estate listing sites, search engine marketing, mass-media advertisements, brochures, direct marketing, directional billboards and the placement of strategically located signboards in the immediate areas of our developments. In connection with these marketing vehicles, we have registered or applied for registration of trademarks and Internet domain names, including Beazer Homes® for use in our business.

We normally build, decorate, furnish and landscape model homes for each community and maintain on-site sales offices. At September 30, 2012, we maintained 215 model homes, of which 214 were owned and 1 was leased from a third party pursuant to a sale and leaseback agreement. We believe that model homes play a particularly important role in our marketing efforts.

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

Customer Financing

We do not provide mortgage origination services. Unlike many of our peers, we have no interest in any lender and are able to promote real competition among lenders on behalf of our customers. Approximately 91% of our fiscal 2012 customers elected to finance their home purchases. See Item 3 - Legal Proceedings for discussion of the investigations and litigation related to our prior mortgage origination business (Beazer Mortgage). Up until September 30, 2010, we offered title insurance services to our homebuyers in several of our markets. Effective September 30, 2010, we sold or discontinued all of our title services operations. The operating results of our prior mortgage origination and title services operations are included in loss from discontinued operations, net of tax in the Consolidated Statements of Operations for all periods presented.

Competition

The development and sale of residential properties is highly competitive and fragmented, particularly in the current weak housing environment. We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources and/or lower costs than us. We also compete for residential sales with individual resales of existing homes (including a significant number of foreclosed homes offered at substantially reduced prices) and available rental housing.

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

Bonds and Other Obligations

In connection with the development of our communities, we are frequently required to provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 2012 we had approximately $24.7 million and $157.0 million, of outstanding letters of credit and performance bonds, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments. We have no outstanding letters of credit relating to our land option contracts as of September 30, 2012.

Employees and Subcontractors

At September 30, 2012, we employed 804 persons, of whom 303 were sales and marketing personnel and 185 were involved in construction. Although none of our employees are covered by collective bargaining agreements, at times certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

Available Information

Our Internet website address is www.beazer.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission (SEC) and are available in print to any stockholder who requests a printed copy. The public may also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

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

Item 1A. Risk Factors

The homebuilding industry experienced a severe downturn over the past few years which continues to adversely affect our business, results of operations and stockholders' equity.

Many housing markets across the United States continue to be characterized by an oversupply of both new and resale home inventory, including foreclosed homes, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders and increased incentives for home sales. As a result of these factors, we, like many other homebuilders, experienced a material reduction in revenues and margins over the past few years. Continued weakness in the homebuilding market could adversely affect our business, results of operations and stockholders' equity as compared to prior periods and could result in additional inventory impairments in the future.

Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home. Although these sales contracts typically require a cash deposit and do not make the sale contingent on the sale of the customer's existing home, in some cases a customer may cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or as a matter of our business practices. If the industry or economic conditions deteriorate or if mortgage financing becomes less accessible, more homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund, rather than complete the purchase. Significant cancellations have had, and could have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory. In particular, our cancellation rates, including discontinued operations, for the fiscal quarter and fiscal year ended September 30, 2012 were 31.1% and 27.3%, respectively. It is important to note that both backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. There is an inherent imprecision in these metrics based on an evaluation of qualitative factors during the transaction cycle.

We regularly acquire land for replacement and expansion of land inventory within our existing and new markets. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. When market conditions are such that land values are not appreciating, previously entered into option agreements may become less desirable, at which time we may elect to forgo deposits and preacquisition costs and terminate the agreements. In fiscal 2012, we recorded $2.4 million of lot option abandonment charges. During fiscal 2012, as a result of changes in market conditions and/or competitor actions related to certain communities, we determined that the carrying amount of certain of our inventory assets exceeded their estimated fair value. As a result of our analysis, during fiscal 2012, we incurred $9.5 million of non-cash pre-tax charges related to inventory impairments. If these conditions continue or worsen, we may have to incur additional inventory impairment charges which would adversely affect our financial condition, results of operations and stockholders' equity and our ability to comply with certain covenants in our debt instruments linked to tangible net worth.

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

Our long-term success depends on our ability to acquire finished lots and undeveloped land suitable for residential homebuilding at reasonable prices, in accordance with our land investment criteria.

The homebuilding industry is highly competitive for suitable land and the risk inherent in purchasing and developing land increases as consumer demand for housing increases. The availability of finished and partially finished developed lots and undeveloped land for purchase that meet our investment criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers, inflation in land prices, zoning, allowable housing density, the ability to obtain building permits and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased, perhaps substantially, which could adversely impact our results of operations.

As competition for suitable land increases, the cost of acquiring both finished and undeveloped lots and the cost of developing owned land could rise and the availability of suitable land at acceptable prices may decline, which could adversely impact our financial results. The availability of suitable land assets could also affect the success of our land acquisition strategy, which may impact our ability to increase the number of actively selling communities, to grow our revenues and margins, and to achieve or maintain profitability.

We are the subject of pending civil litigation which could require us to pay substantial damages or could otherwise have a material adverse effect on us. The failure to fulfill our obligations under the Deferred Prosecution Agreement (the DPA) with the United States Attorney (or related agreements) and the consent order with the SEC could have a material adverse effect on our operations.

On July 1, 2009, we entered into the DPA with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). We have paid $5 million to HUD pursuant to the HUD Agreement. Under the DPA, we are obligated to make payments to a restitution fund in an amount not to exceed $50 million. As of September 30, 2012, we have been credited with making $11 million of such payments. Future payments to the restitution fund will be equal to 4% of “adjusted EBITDA” as defined in the DPA for the first to occur of (x) a period of 60 months and (y) the total of all payments to the restitution fund equaling $50 million (not including $5 million paid to HUD as discussed above). In the event such payments do not equal at least $50 million at the end of 60 months then, under the HUD Agreement, the obligations to make restitution payments will continue until the first to occur of (a) 24 months or (b) the date that $48 million has been paid into the restitution fund. Our obligation to make such payments could limit our ability to invest in our business or make payments of principal or interest on our outstanding debt. In addition, in the event we fail to comply with our obligations under the DPA or the HUD Agreement various federal authorities could bring criminal or civil charges against us which could be material to our consolidated financial position, results of operations and liquidity.

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

Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our credit ratings.

The Company's corporate credit rating and ratings on the Company's senior secured and unsecured notes and our current credit condition affect, among other things, our ability to access new capital, especially debt. Negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. If our credit ratings are lowered or rating agencies issue adverse commentaries in the future, it could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including a significant increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

Our Senior Notes, revolving credit and letter of credit facilities, and certain other debt impose significant restrictions and obligations on us. Restrictions on our ability to borrow could adversely affect our liquidity. In addition, our substantial indebtedness could adversely affect our financial condition, limit our growth and make it more difficult for us to satisfy our debt obligations.

Certain of our secured and unsecured indebtedness and revolving credit and letter of credit facilities impose certain restrictions and obligations on us. Under certain of these instruments, we must comply with defined covenants which limit the Company's ability to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on assets of the Company. Failure to comply with certain of these covenants could result in an event of default under the applicable instrument. Any such event of default could negatively impact other covenants or lead to cross defaults under certain of our other debt. There can be no assurance that we will be able to obtain any waivers or amendments that may become necessary in the event of a future default situation without significant additional cost or at all.

As of September 30, 2012, we had total outstanding indebtedness of approximately $1.5 billion, net of unamortized discount of approximately $3.1 million. This total indebtedness includes $227.4 million related to our cash secured term loan. Our substantial indebtedness could have important consequences to us and the holders of our securities, including, among other things:

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

A substantial increase in mortgage interest rates, the unavailability of mortgage financing or a change in tax laws regarding the deductibility of mortgage interest may reduce consumer demand for our homes.

Substantially all purchasers of our homes finance their acquisition with mortgage financing. Housing demand is adversely affected by reduced availability of mortgage financing and factors that increase the upfront or monthly cost of financing a home such as increases in interest rates, insurance premiums, or limitations on mortgage interest deductibility. The recent decrease in the willingness and ability of lenders to make home mortgage loans, the tightening of lending standards and the limitation of financing product options, have made it more difficult for homebuyers to obtain acceptable financing. Any substantial increase in mortgage interest rates or unavailability of mortgage financing may adversely affect the ability of prospective first-time and move-up homebuyers to obtain financing for our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. This disruption in the credit markets and the curtailed availability of mortgage financing has adversely affected, and is expected to continue to adversely affect, our business, financial condition, results of operations and cash flows as compared to prior periods.

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

We conduct certain of our operations through land development joint ventures with independent third parties in which we do not have a controlling interest and we can be adversely impacted by joint venture partners' failure to fulfill their obligations.

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

Our joint venture investments are generally very illiquid both because we lack a controlling interest in the JVs and because most of our JVs are structured to require super-majority or unanimous approval of the members to sell a substantial portion of the JV's assets or for a member to receive a return of its invested capital. Our lack of a controlling interest also results in the risk that the JV will take actions that we disagree with, or fail to take actions that we desire, including actions regarding the sale of the underlying property.

Our JVs typically obtain secured acquisition, development and construction financing. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated JVs. At September 30, 2012, these guarantees included, for certain joint ventures, construction completion guarantees, repayment guarantees and environmental indemnities. We accrue for guarantees we determine are probable and reasonably estimable, but we do not record a liability for the contingent aspects of any guarantees that we determine are reasonably possible but not probable.

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

Our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration is impacted by the price of our common stock. A low stock price may adversely impact our ability to reduce our financial leverage, as measured by the ratio of total debt to total capital. As of September 30, 2012, our total debt to total capital was 85.1% and our net debt to net capital was 74.9%. Continued high levels of leverage or significant increases may adversely affect our credit ratings and make it more difficult for us to access additional capital. These factors may limit our ability to implement our operating and growth plans.

The tax benefits of our pre-ownership change net operating loss carryforwards and any future recognized built-in losses in our assets will be substantially limited since we experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code.

Based on our current financial performance, we generated net operating losses for fiscal 2012 and could possibly generate additional net operating losses in future years. In addition, we believe we have significant “built-in losses” in our assets (i.e. an excess tax basis over current fair market value) that may result in tax losses as such assets are sold. Net operating losses generally may be carried forward for a 20-year period to offset future earnings and reduce our federal income tax liability. Built-in losses, if and when recognized, generally will result in tax losses that may then be deducted or carried forward. However, because we experienced an “ownership change” under Section 382 of the Internal Revenue Code as of January 12, 2010, our ability to realize these tax benefits may be significantly limited.

Section 382 contains rules that limit the ability of a company that undergoes an “ownership change,” which is generally defined as any change in ownership of more than 50% of its common stock over a three-year period, to utilize its net operating loss carryforwards and certain built-in losses or deductions, as of the ownership change date, that are recognized during the five-year period after the ownership change. These rules generally operate by focusing on changes in the ownership among shareholders owning, directly or indirectly, 5% or more of the company's common stock (including changes involving a shareholder becoming a 5% shareholder) or any change in ownership arising from a new issuance of stock or share repurchases by the company.

As a result of our previous “ownership change” for purposes of Section 382, our ability to use certain of our pre-ownership change net operating loss carryforwards and recognize certain built-in losses or deductions is limited by Section 382 to an estimated maximum amount of approximately $11.4 million ($4 million tax-effected) annually. Based on the resulting limitation, a significant portion of our pre-ownership change net operating loss carryforwards and any future recognized built-in losses or deductions could expire before we would be able to use them. Our inability to utilize our limited pre-ownership change net operating loss carryforwards and any future recognized built-in losses or deductions or the occurrence of a future ownership change and resulting additional limitations could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former use of the site. Environmental laws may result in delays, may cause us to implement time consuming and expensive compliance programs and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. From time to time, the United States Environmental Protection Agency (EPA) and similar federal or state agencies review homebuilders' compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Our communities in California are especially susceptible to restrictive government regulations and environmental laws.

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

With respect to certain general liability exposures, including construction defect claims, product liability claims and related claims, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures, with each exposure exhibiting unique circumstances. Furthermore, once claims are asserted for construction defects, it can be difficult to determine the extent to which the assertion of these claims will expand geographically. Although we have obtained insurance for construction defect claims subject to applicable self-insurance retentions, such policies may not be available or adequate to cover liability for damages, the cost of repairs, and/or the expense of litigation surrounding current claims, and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.

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

A builder's ability to recover against any available insurance policy depends upon the continued solvency and financial strength of the insurance carrier that issued the policy. Many of the states in which we build homes have lengthy statutes of limitations applicable to claims for construction defects. To the extent that any carrier providing insurance coverage to us or our subcontractors becomes insolvent or experiences financial difficulty in the future, we may be unable to recover on those policies, and our net income may decline.

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

The climates and geology of many of the states in which we operate, including California, Florida, Georgia, North Carolina, South Carolina, Tennessee, Texas, and certain mid-Atlantic states present increased risks of natural disasters. To the extent that hurricanes, severe storms, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, our homes under construction or our building lots in such states could be damaged or destroyed, which may result in losses exceeding our insurance coverage. Any of these events could increase our operating expenses, impair our cash flows and reduce our revenues, which could, in turn, negatively affect the market price of our securities.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

As of September 30, 2012, we lease approximately 80,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 271,000 square feet of office space for our subsidiaries' operations at various locations. We have subleased approximately 41,000 square feet of our leased office space to unrelated third-parties. We own approximately 49,000 square feet of office space in Indianapolis, Indiana.

Item 3. Legal Proceedings
Litigation
On June 3, 2009, Beazer Homes Corp. was named as a defendant in a purported class action lawsuit in the Circuit Court for Lee County, State of Florida, filed by Bryson and Kimberly Royal, the owners of one of our homes in our Magnolia Lakes' community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney's fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation and individual state court actions. We believe that the claims asserted in these actions are governed by home warranties or are without merit. The Company has offered to repair all of these homes pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, the owners of all but two of the affected homes have accepted the Company's offer to repair. Furthermore, the Company has agreed to participate in a global class settlement with the plaintiff class counsel and numerous other defendants in the multidistrict litigation, which if approved by the Court, would resolve all claims, including future claims, against Beazer related to Chinese drywall, except those by persons or entities that opt out of the settlement. The settlement has received preliminary approval from the court. No Beazer homeowners opted out of the class and accordingly if the court grants final approval, it will resolve all claims against Beazer. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs.
On March 14, 2011, the Company and several subsidiaries including Beazer Mortgage Corporation (BMC) were named as defendants in a lawsuit filed by Flagstar Bank, FSB (Flagstar) in the Circuit Court for the County of Oakland, State of Michigan. As previously disclosed in prior filings, we operated BMC from 1998 through February 2008 to offer mortgage financing to buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold these loans to investors. Underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. The Flagstar complaint originally demanded approximately $5 million to recover purported losses in connection with 57 residential mortgage loan transactions under theories of breach of contract, fraud/intentional misrepresentation and other similar theories of recovery. The complaint was later amended to include additional loans and claims for additional damages. We believed we had strong defenses to these claims on these individual loans. In September 2012, we entered into a settlement agreement with Flagstar, in which the Company did not admit any liability. Under the terms of the settlement, the Company has made a payment to Flagstar that was not material to the Company's financial position or results of operations. The settlement with Flagstar releases BMC and the Company from any further exposure relating to any loans originated by BMC and sold to Flagstar. We have received similar claims from other institutions which have also been resolved on a global basis and at present the Company is not subject to any claims demanding damages or indemnity arising from BMC's activities. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors, although, at this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial position or results of operations.
We cannot predict or determine the timing or final outcome of the lawsuits or the effect that any adverse findings or determinations in the pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss, if any, cannot presently be made with respect to certain of the above pending matters. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material effect on our business, financial condition and results of operations.
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $16 million has been paid as of September 30, 2012. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
In 2006, we received two Administrative Orders issued by the New Jersey Department of Environmental Protection. The Orders allege certain violations of wetlands disturbance permits and assess proposed fines of $630,000 and $678,000, respectively. We have met with the Department to discuss their concerns on the two affected communities and have requested hearings on both matters. Although we believe that we have significant defenses to the alleged violations, we have made a settlement proposal to the Department that is currently under consideration. We do not believe that any exposure would be material to our consolidated financial position or results of operations.
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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company lists its common shares on the New York Stock Exchange (NYSE) under the symbol “BZH.” On October 11, 2012, the Company announced the effectiveness of a 1-for-5 reverse stock split. On November 9, 2012, the last reported sales price of the Company's common stock on the NYSE was $16.64 and we had approximately 257 stockholders of record and 24,601,830 shares of common stock outstanding. The information below and all share and per share information in this document has been adjusted to reflect the reverse stock split. The following table sets forth, for the quarters indicated, the range of high and low trading for the Company's common stock during fiscal 2012 and 2011.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Fiscal Year Ended September 30, 2012
High	$12.95	$19.90	$16.65	$18.90
Low	$6.75	$12.30	$11.30	$10.90
Fiscal Year Ended September 30, 2011
High	$28.35	$31.15	$23.95	$18.40
Low	$19.40	$20.65	$14.95	$7.40

Dividends

The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2012, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends or share repurchases. The Board of Directors will periodically reconsider the declaration of dividends, assuming payment of dividends is not limited under the aforementioned indentures. The reinstatement of quarterly dividends, the amount of such dividends, and the form in which the dividends are paid (cash or stock) will depend upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of September 30, 2012 with respect to our shares of common stock that may be issued under our existing equity compensation plans, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding	Weighted Average Exercise Price of Outstanding	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation
Equity compensation plans approved by stockholders	429,973	$40.80	559,465

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2012, 6,646 shares, at an average price of $13.90 per share, were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock units under our stock incentive plans.

Performance Graph

The following graph illustrates the cumulative total stockholder return on Beazer Homes' common stock for the last five fiscal years through September 30, 2012, compared to the S&P 500 Index, the S&P 500 Homebuilding Index (for comparison to our prior year 10-K) and the Dow Jones US Home Construction Index (which is the metric used by many of our peers). The comparison assumes an investment in Beazer Homes' common stock and in each of the foregoing indices of $100 at September 30, 2007, and assumes that all dividends were reinvested. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

		Fiscal Year Ended September 30,
		2008	2009	2010	2011	2012
◆	Beazer Homes USA, Inc.	72.48	67.75	50.06	18.30	43.03
■	S&P 500 Index	78.04	72.65	80.04	80.96	105.41
▲	S&P 500 Homebuilding Index	84.78	71.05	65.92	46.86	129.59
●	Dow Jones US Home Construction Index	93.42	78.51	73.11	54.65	121.68

Item 6. Selected Financial Data

	Fiscal Year Ended September 30,
	2012	2011	2010	2009	2008
	($ in millions, except per share amounts and unit data)

Statement of Operations Data: (i)
Total revenue	$1,006	$742	$991	$962	$1,726
Gross profit (loss)	105	48	84	16	(249)
Gross margin (i), (ii)	10.4%	6.5%	8.4%	1.7%	(14.4)%
Operating loss	$(62)	$(132)	$(113)	$(239)	$(617)
Loss from continuing operations	(136)	(200)	(30)	(173)	(779)
EPS from continuing operations - basic and diluted	(7.34)	(13.53)	(2.47)	(4.48)	(20.28)

Balance Sheet Data (end of year) (iii):
Cash and cash equivalents and restricted cash	$741	$647	$576	$557	$585
Inventory	1,112	1,204	1,204	1,318	1,652
Total assets	1,982	1,977	1,903	2,029	2,642
Total debt	1,498	1,489	1,212	1,509	1,747
Stockholders' equity	262	198	397	197	375

Supplemental Financial Data (iii):
Cash provided by (used in):
Operating activities	$(21)	$(179)	$70	$94	$316
Investing activities	5	(260)	(6)	(80)	(18)
Financing activities	134	273	(34)	(91)	(167)

Financial Statistics (iii):
Total debt as a percentage of total debt and stockholders' equity	85.1%	88.2%	75.3%	88.5%	82.3%
Net debt as a percentage of net debt and stockholders' equity (ii)	74.9%	81.5%	62.9%	83.6%	75.6%
Adjusted EBITDA from total operations (iv)	$21.8	$(24.9)	$16.3	$(40.0)	$(27.5)

Operating Statistics from continuing operations:
New orders, net	4,901	3,927	4,045	4,016	5,123
Closings	4,428	3,249	4,421	4,152	6,331
Units in backlog	1,923	1,450	772	1,148	1,284
Average selling price (in thousands)	$224.9	$219.4	$222.1	$230.9	$254.3

(i) Statement of operations data is from continuing operations. Gross profit (loss) includes inventory impairments and lot options abandonments of $12.2 million, $32.5 million, $49.6 million, $93.6 million and $403.4 million for the fiscal years ended September 30, 2012, 2011, 2010, 2009 and 2008, respectively. Operating loss also includes goodwill impairments of $16.1 million and $48.1 million for the fiscal years ended September 30, 2009 and 2008, respectively. The aforementioned charges were primarily related to the deterioration of the homebuilding environment over the applicable years. Loss from continuing operations for fiscal 2012, 2011, 2010, and 2009 also include a (loss) gain on extinguishment of debt of $(45.1) million, $(2.9) million, $43.9 million, and $144.5 million respectively.
(ii) Net Debt = Debt less unrestricted cash and cash equivalents and restricted cash related to the cash secured loan; Gross margin = Gross profit divided by total revenue.
(iii) Discontinued operations were not segregated in the consolidated statements of cash flows.
(iv) Adjusted EBIT (earnings before interest, debt extinguishment charges and taxes) equals net loss before (a) previously capitalized interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization, (b) debt extinguishment charges and (c) income taxes. Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, debt extinguishment charges and impairments) is calculated by adding non-cash charges, including depreciation, amortization, inventory impairment and abandonment charges, goodwill impairments and joint venture impairment charges for the period to Adjusted EBIT. Adjusted EBIT and Adjusted EBITDA are not Generally Accepted Accounting Principles (GAAP) financial measures. Adjusted EBIT and Adjusted EBITDA should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance. Because some analysts and companies may not calculate Adjusted EBIT and Adjusted EBITDA in the same manner as Beazer Homes, the Adjusted EBIT and Adjusted EBITDA information presented above may not be comparable to similar presentations by others.

The magnitude and volatility of non-cash inventory impairment and abandonment charges, goodwill impairments, joint venture impairment charges and debt extinguishment charges for the Company, and for other home builders, have been significant in recent periods and, as such, have made financial analysis of our industry more difficult. Adjusted EBIT and Adjusted EBITDA, and other similar presentations by analysts and other companies, is frequently used to assist investors in understanding and comparing the operating characteristics of home building activities by eliminating many of the differences in companies' respective capitalization, tax position and level of impairments. Management believes these non-GAAP measure is an indication of the Company's baseline performance in that the measure provides a consistent means of comparing performance between periods and competitors. The Company also believes that Adjusted EBIT and Adjusted EBITDA aid investors' overall understanding of the Company's results by providing transparency for items such as inventory impairment and abandonment charges, interest amortized to home construction and land sales expenses, joint venture impairment and debt extinguishment charges. Management uses these non-GAAP measures to assist in the evaluation of the performance of our business segments, including compensation awards, and to make operating decisions. The Company has reconciled Adjusted EBIT and Adjusted EBITDA to net loss, the most directly comparable GAAP measure as follows (in thousands):

	Fiscal Year Ended September 30,
	2012	2011	2010	2009	2008

Net loss	$(145,326)	$(204,859)	$(34,049)	$(189,383)	$(951,912)
(Benefit) provision for income taxes	(40,747)	3,429	(133,188)	(9,076)	84,763
Interest amortized to home construction and land sales expenses and capitalized interest impaired	61,227	48,289	54,556	58,090	126,057
Interest expense not qualified for capitalization	71,474	73,440	74,214	83,030	55,185
Loss (gain) on debt extinguishment	45,097	2,909	(43,901)	(148,077)	—
Adjusted EBIT	(8,275)	(76,792)	(82,368)	(205,416)	(685,907)
Depreciation and amortization and stock compensation amortization	17,573	17,878	24,774	30,723	40,273
Inventory impairments and option contract abandonments	12,514	33,458	49,526	103,751	496,833
Goodwill impairment	—	—	—	16,143	52,470
Joint venture impairment and abandonment charges	36	594	24,328	14,793	68,791
Adjusted EBITDA	$21,848	$(24,862)	$16,260	$(40,006)	$(27,540)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Executive Overview and Outlook

Executive Overview and Outlook: We began fiscal 2012 determined to improve our operational performance to drive our return to profitability, despite several prior years of disappointing macro-economic and housing statistics. There are four components of our multi-year path-to-profitability strategy: (1) drive sales per community per month, (2) gradually expand our community count, (3) generate higher gross margins and (4) leverage (or reduce) our fixed costs, including both overheads and interest expense. Improving our sales per community per month while holding down fixed costs were our top priorities for fiscal 2012. Our results for the year illustrate the significant progress we made in these areas as well as early signs of some margin improvement.

Specifically, we recognized our fifth consecutive quarter with year-over-year increases in new home orders, home closings and backlog, Our trailing four quarter sales per community per month increased 28% from approximately 1.8 at September 30, 2011 to 2.3 at September 30, 2012. Our General & Administrative expenses declined from 19.3% of homebuilding revenue in fiscal 2011 to 11.0% in fiscal 2012, and finally, homebuilding gross margins (excluding interest, impairments, and abandonments) increased 50 basis points year-over-year from 17.2% in fiscal 2011 to 17.7%.

During fiscal 2012, we successfully completed a series of capital markets transactions that significantly strengthened our balance sheet, reduced annual interest expense and increased liquidity. Specifically, in July, we raised over $170 million in growth capital through the issuance of equity and equity-linked securities. We expect the majority of the net proceeds from these offerings to be used for the acquisition of incremental land parcels in those markets in which we operate with the highest expected growth rate in building permits and employment over the next five years, including our markets in Florida, Texas, California, Arizona and North Carolina. Also in July, we refinanced our 12% Senior Secured Notes due 2017 with new 6 5/8% Senior Secured Notes due 2018. This transaction along with other smaller financing transactions completed during fiscal 2012 will save us approximately $15 million in annual interest expense. Finally, in September we completed our $150 million revolving credit facility to provide additional liquidity for our future business needs.

While putting intense focus on improving the operations of our existing communities, we employed a cautious approach to land acquisition throughout most of fiscal 2012. But given our success at improving our sales per community per month metrics, improving margins and the capital infusion last summer, during our fiscal fourth quarter, we began to more aggressively pursue land acquisitions in an effort to increase our number of active communities. In addition during the fourth quarter of fiscal 2012, we activated a large mid-Atlantic project that had previously been held for future development. This project and most of the newly acquired land parcels will require some level of development and therefore will not be available for homebuilding operations until late fiscal 2013 or early fiscal 2014. As a result, we expect to continue to experience a decline in community count until these new communities are fully developed and open for business.

We anticipate that today's complex, inconsistent and sometimes difficult mortgage origination environment will continue to constrain mortgage availability. To address the homebuyers' perceived challenge of securing a mortgage, during fiscal 2012, we implemented new practices to facilitate the process by making available a small number of preferred lenders who compete to offer our buyers a comprehensive set of mortgage products, competitive rates and outstanding customer service.

The overall housing market appears to have stabilized and even begun to improve in many markets and we believe we will continue to benefit from projected population growth and increases in housing starts in the coming years. In the meantime, we are taking the steps necessary to drive improvement in our homebuilding operations, while maintaining an efficient cost structure, looking for new opportunities to generate profits and investing for future growth, all with the intention to accelerate our return to profitability. In fiscal 2013, we will continue to focus on the implementation of our operational strategies: 1) drive sales per community per month, 2) gradually expand our community count, 3) generate higher gross margins and 4) further leverage our fixed costs.
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
Inventory Valuation - Held for Development

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

If the aggregate undiscounted cash flows from our quantitative analysis are in excess of the carrying value, the asset is considered to be recoverable and is not impaired. If the aggregate undiscounted cash flows are less than the carrying or book value, we perform a discounted cash flow analysis to determine the fair value of the community. The fair value of the community is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community, the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. If the determined fair value is less than the carrying value of the specific asset, the asset is considered not recoverable and is written down to its fair value plus the asset's share of capitalized unallocated interest and other costs. The carrying value of assets in communities that were previously impaired and continue to be classified as held for development is not increased for future estimates of increases in fair value in future reporting periods.

Due to uncertainties in the estimation process, particularly with respect to projected home sales prices and absorption rates, the timing and amount of the estimated future cash flows and discount rates, it is reasonably possible that actual results could differ from the estimates used in our impairment analyses. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, a change in sales prices or changes in absorption estimates based on current market conditions and management's assumptions relative to future results could lead to additional impairments in certain communities during any given period. Market deterioration that exceeds our estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if market conditions deteriorate.

Asset Valuation - Land Held for Future Development

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

Asset Valuation - Land Held for Sale

We record assets held for sale at the lower of the carrying value or fair value less costs to sell. The following criteria are used to determine if land is held for sale:

•management has the authority and commits to a plan to sell the land;
•the land is available for immediate sale in its present condition;
•there is an active program to locate a buyer and the plan to sell the property has been initiated;
•the sale of the land is probable within one year;
•the property is being actively marketed at a reasonable sale price relative to its current fair value; and
•it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.

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

Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from the estimates used in our historical analyses. Our assumptions about land sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We calculated the estimated fair values of land held for sale based on current market conditions and assumptions made by management, which may differ materially from actual results and may result in additional impairments if market conditions deteriorate.

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

Warranty reserves are included in other liabilities in the consolidated balance sheets. We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period, based on historical experience and management's estimate of the costs to remediate the claims, and adjusts these provisions accordingly.

Our review includes a quarterly analysis of the historical data and trends in warranty expense by operating segment. An analysis by operating segment allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also contemplates the existence of any non-recurring or community-specific warranty related matters that might not be contemplated in our historical data and trends. As a result of our analyses, we adjust our estimated warranty liabilities. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future. Our estimation process for such accruals is discussed in Note 9 to the Consolidated Financial Statements. While we believe that our current warranty reserves are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.

Investments in Unconsolidated Entities

Excluding our investment in a pre-owned rental homes REIT, the remainder of our investments in unconsolidated entities are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the unconsolidated entity’s members and other third parties. We account for our interest in our unconsolidated entities under the equity method.We recognize our share of profits and losses from the sale of lots to other buyers. Our share of profits from lots purchased by Beazer Homes from the unconsolidated entities are deferred and treated as a reduction of the cost of the land purchased from the joint venture. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer.

We evaluate our investments in unconsolidated entities for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment's carrying value over its estimated fair value.

Our assumption of the joint venture's estimated fair value is dependent on market conditions. Inventory in the joint venture is also reviewed for potential impairment by the unconsolidated entities. If a valuation adjustment is recorded by an unconsolidated entity, our proportionate share of it is reflected in our equity in income (loss) from unconsolidated joint ventures with a corresponding decrease to our investment in unconsolidated entities. The operating results of the unconsolidated joint ventures are dependent on the status of the homebuilding industry, which has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, unemployment levels and consumer sentiment. Changes in these economic conditions could materially affect the projected operational results of the unconsolidated entities. Because of these changes in economic conditions, actual results could differ materially from management's assumptions and may require material valuation adjustments to our investments in unconsolidated entities to be recorded in the future.

Income Taxes - Valuation Allowance

Judgment is required in estimating valuation allowances for deferred tax assets. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We periodically assess the need for valuation allowances for deferred tax assets based on more-likely-than-not realization threshold criteria. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, the Section 382 limitation on our ability to carryforward pre-ownership change net operating losses and recognized built-in losses or deductions, and tax planning alternatives.

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

During fiscal 2008, we determined that it was not more likely than not that substantially all of our deferred tax assets would be realized and, therefore, we established a valuation allowance for substantially all of our deferred tax assets. We have not changed our assessment regarding the recoverability of our deferred tax assets as of September 30, 2012 and consequently, we determined that a valuation allowance was still warranted. Management reassesses the realizability of the deferred tax assets each reporting period. To the extent that our results of operations improve and deferred tax assets become realizable, the valuation allowance will be reduced and result in a non-cash tax benefit.

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

Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, challenging conditions experienced since fiscal 2006 have reduced typical seasonal variations. In addition, the expiration of the $8,000 First-time Homebuyer Tax Credit on June 30, 2010, appears to have incentivized certain homebuyers to purchase homes during the first half of fiscal 2010 and close those homes prior to June 30, 2010. Over the past two years, we have begun to see a more normalized seasonal pattern of new orders and closings as reflected in the following chart which presents certain quarterly operating data for our continuing operations for our last twelve fiscal quarters.

New Orders (Net of Cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2012	724	1,512	1,555	1,110	4,901
2011	534	1,172	1,215	1,006	3,927
2010	704	1,602	982	757	4,045

Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2012	867	844	1,109	1,608	4,428
2011	519	563	791	1,376	3,249
2010	921	823	1,558	1,119	4,421

RESULTS OF CONTINUING OPERATIONS:

	Fiscal Year Ended September 30,
($ in thousands)	2012	2011	2010
Revenues:
Homebuilding	$996,059	$712,722	$981,842
Land sales and other	9,618	29,683	9,310
Total	$1,005,677	$742,405	$991,152
Gross profit:
Homebuilding	$103,105	$43,996	$79,549
Land sales and other	1,983	4,099	4,080
Total	$105,088	$48,095	$83,629
Gross margin:
Homebuilding	10.4%	6.2%	8.1%
Land sales and other	20.6%	13.8%	43.8%
Total	10.4%	6.5%	8.4%
Commissions	$43,585	$32,711	$43,279
General and administrative (G&A) expenses:	$110,051	$137,376	$141,115
G&A as a percentage of total revenue	10.9%	18.5%	14.2%
Depreciation and amortization	$13,510	$10,253	$12,669
Equity in income (loss) of unconsolidated entities	$304	$560	$(8,807)
(Loss) gain on extinguishment of debt	$(45,097)	$(2,909)	$43,901
Other expense, net	$(69,119)	$(62,224)	$(69,585)

Items impacting comparability between periods
The following items impact the comparability of our results of continuing operations between the fiscal years ended September 30, 2012, 2011 and 2010: inventory impairments and abandonments, warranty recoveries, certain general and administrative costs and (loss) gain on extinguishment of debt.
Inventory Impairments and Abandonments. Gross margins for the fiscal years ended September 30, 2012, 2011 and 2010 were positively impacted by a decrease in non-cash pre-tax inventory impairments and option contract abandonments. During the fiscal years ended September 30, 2012, 2011 and 2010, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including the competitive market conditions in those specific submarkets for the product and locations of these communities. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates based on current market conditions and management's assumptions relative to future results led to additional impairments during this period. In future periods, we may determine that it is prudent to reduce sales prices, increase sales incentives or reduce absorption rates in specific communities which may lead to additional impairments, which could be material.
The impairments on land held for sale for the fiscal years ended September 30, 2012, 2011 and 2010 represent further write downs of certain properties to net realizable value, less estimated costs to sell and are a result of our review of recent comparable transactions.
In addition, over the past few years, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as pre-acquisition costs. We recorded minimal abandonment charges during the fiscal years ended September 30, 2012, 2011 and 2010 related to these decisions.

The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the fiscal years ended September 30, 2012, 2011 and 2010 (in thousands):

	Fiscal Year Ended September 30,
	2012	2011	2010
West	$4,203	$20,504	$19,900
East	5,736	3,852	18,738
Southeast	1,796	5,741	7,524
Unallocated	475	2,362	3,404
Continuing Operations	$12,210	$32,459	$49,566

The estimated fair value of our impaired inventory at each period end, the number of lots and number of communities impaired in each period are set forth in the table below as follows ($ in thousands).

Quarter Ended	Estimated Fair Value of Impaired Inventory at Period End			Lots Impaired			Communities Impaired
	2012	2011	2010	2012	2011	2010	2012	2011	2010
September 30	$—	$16,809	$29,313	—	277	962	—	9	8
June 30	$11,187	$11,672	$5,427	170	370	131	3	6	3
March 31	$3,292	$29,244	$24,528	25	730	497	1	7	12
December 31	$6,377	$—	$13,997	51	—	379	1	—	7

Gross Profit. Total gross profit for the fiscal years ended September 30, 2012, 2011 and 2010 include warranty recoveries of $11 million, $1.4 million, and $4.9 million, respectively. Excluding these warranty items, total gross profit would have been $94.1 million for the fiscal year ended September 30, 2012, $46.7 million for the fiscal year ended September 30, 2011, and $78.8 million for the fiscal year ended September 30, 2010. Additional disclosure of these items is included in the discussion of Homebuilding Gross Profit below.
Commissions. Commission expense includes amounts due to internal sales associates and to external real estate agents, if applicable, related to homes closed during their period. Commissions as a percentage of homebuilding revenues were decreased slightly in the current fiscal year.
General and Administrative Expense Items. The decrease in G&A expense for the fiscal year ended September 30, 2012 as compared to the prior years is primarily related to the impact of prior cost reductions realized related to headcount and office space reductions and management changes.
Unconsolidated Entity Impairment Charges. As a result of the economic conditions in certain of our markets, we recorded impairments in certain of our unconsolidated entities totaling $0.1 million, and $8.8 million for the fiscal years ended September 30, 2011 and 2010, respectively (see Note 3 to the consolidated financial statements where further discussed). The fiscal 2011 impairments above do not include approximately $5.6 million of charges related to joint venture guarantees recognized in G&A expense. If these adverse market conditions worsen, we may have to take further impairments of our investments in these unconsolidated entities that may have a material adverse effect on our financial position and results of operations. There were no such impairment charges in fiscal 2012.
(Loss) Gain on Extinguishment of Debt. During the fiscal year ended September 30, 2012, we recognized a $45.1 million loss on extinguishment of debt primarily related to the repurchase of $250 million of our 2017 Senior Secured Notes for an aggregate purchase price of $272 million, plus accrued and unpaid interest as of the purchase date, and, to a lesser extent, to our exchange of a significant portion of our Mandatory Convertible Subordinated Notes and Tangible Equity Units.
During the fiscal year ended September 30, 2011, we redeemed or repurchased in open market transactions an aggregate of $209.5 million of our outstanding Senior Notes for an aggregate purchase price of $210.0 million, plus accrued and unpaid interest as of the purchase date. These transactions resulted in a loss on extinguishment of debt of $2.9 million, net of unamortized discounts and debt issuance costs related to these notes. See Note 7 to the consolidated financial statements for additional information.
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

Other expense, net. For the fiscal year ended September 30, 2012, other expense, net includes $71.5 million of interest expense not qualified for capitalization. For the fiscal year ended September 30, 2011, other expense, net includes $73.4 million of interest expense not qualified for capitalization. Other expense for the fiscal year ended September 30, 2011 is net of the $8.3 million benefit recognized related to the clawback settlements with the SEC of our former Chief Executive Officer and former Chief Financial Officer. For the fiscal year ended September 30, 2010, other expense, net includes $74.2 million of interest expense not qualified for capitalization.
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
Our overall effective tax rates from continuing operations were 22.9%, -1.7% and 80.0% for the fiscal years ended September 30, 2012, 2011 and 2010. The change in our effective tax rate for the fiscal year ended September 30, 2012, was primarily attributable to tax planning which created certainty in the recognition of some of our prior year’s unrecognized tax benefits. The effective tax rate for fiscal 2011 was primarily attributable to the impact of our valuation allowance and limited ability to carry back any federal income taxes. The effective tax rate for fiscal 2010 was primarily attributable to the five-year carryback of federal tax losses due to the expanded NOL carryback provisions contained in the Worker, Homeownership, and Business Assistance Act of 2009, enacted on November 9, 2009. These expanded NOL carryback provisions allowed us to carry back our fiscal 2009 tax losses to prior years. Absent the new legislation, the fiscal 2009 federal tax loss would have been carried forward to be available to offset future taxable income and the Company would have maintained a valuation allowance against the resulting deferred tax asset.
Discontinued Operations. We have classified the results of operations of our title services and our exit markets as discontinued operations in the accompanying consolidated statements of operations for the periods presented. All statement of operations information in the table above and the management discussion and analysis that follow exclude the results of discontinued operations. Discontinued operations were not segregated in the consolidated statements of cash flows or the consolidated balance sheets. See Note 16 to the consolidated financial statements for additional information related to our discontinued operations. Selected operating data related to discontinued operations is as follows:

	Fiscal Year Ended September 30,
($ in thousands)	2012	2011	2010
	($ in thousands)
Closings	19	101	224
New Orders, net	2	94	203

Homebuilding revenues	$4,172	$19,815	$46,718
Land and lot sale revenues	1,857	22,985	3,277
Mortgage & title revenues	—	6	1,861
Total revenue	$6,029	$42,806	$51,856

The increase in land and lot sales revenues in fiscal 2011 primarily related to the sale of one large parcel in Charlotte, North Carolina. See Note 16 to the Consolidated Financial Statements for additional information related to our discontinued operations.

Segment Results – Continuing Operations
Unit Data by Segment

	New Orders, net					Cancellation Rates
	2012	2011	2010	12 v 11	11 v 10	2012	2011	2010
West	2,152	1,416	1,615	52.0%	(12.3)%	26.5%	30.5%	29.5%
East	1,615	1,588	1,563	1.7%	1.6%	32.1%	29.0%	25.3%
Southeast	1,134	923	867	22.9%	6.5%	20.5%	16.5%	16.2%
Total	4,901	3,927	4,045	24.8%	(2.9)%	27.2%	27.0%	25.3%

Backlog below reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home.

	As of September 30, 2012
	2012	2011	2010	12 v 11	11 v 10
Backlog Units:
West	839	570	269	47.2%	111.9%
East	747	638	366	17.1%	74.3%
Southeast	337	242	137	39.3%	76.6%
Total	1,923	1,450	772	32.6%	87.8%
Aggregate dollar value of homes in backlog ($ in millions)	$479.1	$334.5	$184.7	43.2%	81.1%

Fiscal 2012 versus 2011
During fiscal 2012, all of our segments experienced improvements in net new orders as compared to the prior fiscal year. This increase in net new orders has been driven by the considerable strides we made to improve our internal operations as well as improvement in the overall housing industry. Our 24.8% year-over-year increase in net new orders reflects efficiency gains in many of our communities. Specifically, we increased our sales per community per month and reduced the percentage of "underperforming" communities as compared to the prior year. We accomplished this growth as a result of our focus on improving our internal operations; however, during this time we delayed expanding our community count and, as communities have closed out, we experienced an 11% decrease in average active communities from the fourth quarter of fiscal 2011 to 2012. This decrease in active communities will hinder our new order growth in the future until new communities are developed and active for sale.

Our West and Southeast segments also benefited from improving market conditions as evidenced by increased traffic to our communities. The increases in new orders in these segments were moderated slightly by a lower increase in new orders, net of cancellations in our East segment. Despite the increased traffic in many of our markets, potential buyers still continue to be negatively impacted by the lengthened mortgage process and limited financing availability. These challenges not only impact our ability to sell homes, but also impact our potential homebuyer’s ability to sell existing homes and to obtain mortgage financing.
The increase in backlog for our continuing operations at September 30, 2012 compared to the prior year related to our growth in net new orders and the impact of our higher beginning backlog. Our reduced active community count will hinder our growth until new communities come on line; however, once that occurs, we expect new orders and backlog to increase as the availability of mortgage loans stabilizes, the inventory of new and used homes decreases and consumer confidence in the economic recovery increases.

Fiscal 2011 versus 2010

New orders, net of cancellations, for fiscal 2011 decreased slightly compared to fiscal 2010 in many of our markets driven by decreased demand in the first half of the year, homebuyer financing challenges and increased cancellation rates. Federal and state housing tax credits appear to have incentivized more prospective buyers to purchase a new home in fiscal 2010 as compared to fiscal 2011. In addition, our cancellation rates in fiscal 2011 were impacted by the challenges some of our potential homebuyers encountered selling existing homes and obtaining financing.

The decrease in net new orders in our West segment was primarily due to continued challenging market conditions which were particularly pronounced in our Houston and California markets. In fiscal 2011, our Houston and Southern California markets in our West segment and Virginia in our East segment were also impacted by the closeout of communities that were performing at higher than average absorption rates in the prior year and by the timing of new communities opening for sales.

The increase in total units in backlog and the aggregate dollar value of homes in backlog for our continuing operations at September 30, 2011 compared to the prior year, related partially to the increased sales in our fourth quarter of fiscal 2011 as compared to fiscal 2010 and the impact of several new mortgage underwriting audit processes implemented in September 2011 by one mortgage provider which pushed over 100 home closings from the last week of September into October (the first quarter of fiscal 2012).

Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues, the average selling prices (ASP) of our homes and closings by reportable segment (in thousands):

	Homebuilding Revenues					Average Selling Price
	2012	2011	2010	12 v 11	11 v 10	2012	2011	2010	12 v 11	11 v 10
West	$386,544	$218,433	$360,756	77.0%	(39.5)%	$205.3	$195.9	$203.0	4.8%	(3.5)%
East	401,814	339,666	446,862	18.3%	(24.0)%	266.8	258.1	258.5	3.4%	(0.2)%
Southeast	207,701	154,623	174,224	34.3%	(11.3)%	199.9	189.0	190.4	5.8%	(0.7)%
Total	$996,059	$712,722	$981,842	39.8%	(27.4)%	$224.9	$219.4	$222.1	2.5%	(1.2)%

	Closings
	2012	2011	2010	12 v 11	11 v 10
West	1,883	1,115	1,777	68.9%	(37.3)%
East	1,506	1,316	1,729	14.4%	(23.9)%
Southeast	1,039	818	915	27.0%	(10.6)%
Total	4,428	3,249	4,421	36.3%	(26.5)%

Fiscal 2012 versus 2011
Improved operational strategies and improving market conditions in many of our markets enhanced our ability to generate additional traffic and sales in fiscal 2012 as compared to fiscal 2011. These increased sales and operational improvements drove the increase in closings, ASP and homebuilding revenues across all of our segments as noted in the tables above. The increase in closings was also impacted by a higher beginning backlog related to increased sales in the fourth quarter of the prior fiscal year and improved traffic in many of our markets which enhanced our ability to generate additional sales and closings in the current fiscal year. The increase in ASP was primarily attributable to the mix in closings between products and among communities as compared to the prior year, although certain markets were able to selectively increase ASP in response to improving market conditions.

Fiscal 2011 versus 2010

Homebuilding revenues decreased for the fiscal year ended September 30, 2011 compared to the comparable period of the prior year which benefited from federal and state housing tax credits that expired in June 2010. The housing tax credits appear to have incentivized homebuyers to purchase homes in fiscal 2010. Absent these tax credits, potential homebuyers appeared to lack a sense of urgency to commit to a home purchase, especially in the first half of fiscal 2011. However, we experienced double-digit improvements in new orders in all three segments in both our third and fourth quarters of fiscal 2011. This new order growth generated increased closings and revenues in the fourth quarter of fiscal 2011 as compared to the prior year and significantly increased our backlog as of September 30, 2011. The change in ASP was primarily attributable to the change in mix of closings between products and among communities as compared to the prior year. The fiscal 2011 ASP was also impacted by our efforts to market our homes competitively with local competition and to reduce spec inventory with discounted sales prices and incentives in certain markets in the first half of the year.
Homebuilding Gross Profit. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges). Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs. The following table sets forth our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the fiscal years ended September 30, 2012, 2011 and 2010. Total homebuilding gross profit and gross margin excluding inventory impairments and abandonments and interest amortized to cost of sales are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit determined in accordance with GAAP as an indicator of operating performance. The magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company, and for other home builders, have been significant in recent periods and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, and other similar presentations by analysts and other companies, is frequently used to assist investors in understanding and comparing the operating characteristics of home building activities by eliminating many of the differences in companies’ respective level of impairments and levels of debt. Management believes these non-GAAP measures aid investors' understanding of our operating performance by providing transparency for items such as inventory impairment and abandonment charges and interest amortized to home construction and land sales expenses. These measures are also useful internally, helping management compare operating results of our business segments.

($ in thousands)	Fiscal Year Ended September 30, 2012
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$60,829	15.7%	$4,203	$65,032	16.8%		$65,032	16.8%
East	52,870	13.2%	5,736	58,606	14.6%		58,606	14.6%
Southeast	38,294	18.4%	1,796	40,090	19.3%		40,090	19.3%
Corporate & unallocated	(48,888)		475	(48,413)		60,952	12,539
Total homebuilding	$103,105	10.4%	$12,210	$115,315	11.6%	$60,952	$176,267	17.7%

($ in thousands)	Fiscal Year Ended September 30, 2011
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$13,667	6.3%	$20,504	$34,171	15.6%	$—	$34,171	15.6%
East	50,630	14.9%	3,852	54,482	16.0%	—	54,482	16.0%
Southeast	21,065	13.6%	5,741	26,806	17.3%	—	26,806	17.3%
Corporate & unallocated	(41,366)		2,362	(39,004)		46,382	7,378
Total homebuilding	$43,996	6.2%	$32,459	$76,455	10.7%	$46,382	$122,837	17.2%

($ in thousands)	Fiscal Year Ended September 30, 2010
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$52,621	14.6%	$19,900	$72,521	20.1%	$—	$72,521	20.1%
East	54,176	12.1%	18,738	72,914	16.3%	—	72,914	16.3%
Southeast	18,540	10.6%	7,524	26,064	15.0%	—	26,064	15.0%
Corporate & unallocated	(45,788)		3,404	(42,384)		52,243	9,859
Total homebuilding	$79,549	8.1%	$49,566	$129,115	13.2%	$52,243	$181,358	18.5%

Fiscal 2012 versus 2011

Our overall homebuilding gross margin without interest and impairments was higher for the fiscal year ended September 30, 2012 compared to prior year. As compared to the prior year, our homebuilding gross margins excluding impairments for the fiscal year ended September 30, 2012 increased in the West and Southeast segments primarily due to decreased incentives, price appreciation in certain submarkets and increased absorptions which enabling us to better leverage certain fixed costs. These increases were partially offset by a decrease in our homebuilding gross margins excluding impairments in the East segment. The decreased margin in the East segment is related to changes in product and community mix and, to a lesser extent, to pricing/feature changes made in certain of our markets to drive absorptions, respond to competitor actions and address consumer demand.

During the fiscal year ended September 30, 2012, our corporate and unallocated gross profit without I&A and interest reflects a benefit from an $11 million insurance recovery related to previously recorded water intrusion warranty related expenditures. Our East segment benefited from a $1.4 million warranty recovery during the fiscal year ended September 30, 2011. These warranty recoveries year-to-date in fiscal 2012 and 2011 contributed 110 bps and 20 bps to our homebuilding gross margins without I&A and interest, respectively.

Fiscal 2011 versus 2010

For the fiscal year ended September 30, 2011 as compared to the prior year, the decrease in gross margins across all segments is primarily due to decreased revenues and the impact of those revenues on indirect construction costs which are relatively fixed in the short-term. The impact of our decreased revenues was partially offset by cost reductions and lower inventory impairments and lot option abandonment charges in the current fiscal year. In fiscal 2011, certain of our markets realized a nominal increase in gross margins excluding impairments as prices began to stabilize in certain of our markets and we benefited from cost reductions. However, our Nevada and Southern California markets in our West segment were impacted by the closeout of communities that were performing at higher than average gross margins as compared to the margins realized by the current product mix in those markets, including new communities opening for sales in fiscal 2011.
During the fiscal year ended September 30, 2010, our corporate and unallocated gross profit without I&A and interest reflects a benefit from warranty recoveries of $4.9 million. These warranty recoveries year-to-date in fiscal 2010 contributed 50 bps to our homebuilding gross margins without I&A and interest.

Impairment Turn Impact
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
The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing twelve-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For fiscal 2012, the homebuilding gross margin from our continuing operations was 10.4% and excluding interest and inventory impairments, it was 17.7%. Excluding the aforementioned warranty recovery, our fiscal 2012 homebuilding gross margin without I&A and interest would have been 16.6%. For the same period, homebuilding gross margins were as follows in those communities that have previously been impaired:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(14.5)%
Impact of interest amortized to COS related to these communities	6.9%
Pre-impairment turn gross margin, excluding interest amortization	(7.6)%
Impact of impairment turns	23.3%
Gross margin (post impairment turns), excluding interest	15.7%
These previously impaired communities represented 31% of our closings in fiscal 2012. Their lower post-impairment turn average gross margin negatively impacted our overall homebuilding gross margins during fiscal 2012. As these communities continue to close out, we expect the impact on our overall homebuilding gross margin to be reduced.

Land Sales and Other Revenues. Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets. Other revenues include net fees we received for general contractor services we performed on behalf of a third party and broker fees and rental revenues earned by our Pre-Owned operations through May 2, 2012. The table below summarizes land sales and other revenues and gross profit by reportable segment for the fiscal years ended September 30, 2012, 2011 and 2010 ($ in thousands) - n/m in the table below indicates the percentage is “not meaningful”:

	Land Sales & Other Revenues
	2012	2011	2010	12 v 11	11 v 10
West	$5,104	$14,700	$3,774	(65.3)%	289.5%
East	652	4,160	4,300	(84.3)%	(3.3)%
Southeast	2,748	10,484	1,236	(73.8)%	748.2%
Pre-Owned	1,114	339	—	228.6%	n/m
Total	$9,618	$29,683	$9,310	(67.6)%	218.8%

	Land Sales and Other Gross Profit (Loss)
	2012	2011	2010	12 v 11	11 v 10
West	$(574)	$2,984	$424	(119.2)%	603.8%
East	83	1,241	2,421	(93.3)%	(48.7)%
Southeast	1,860	(343)	1,235	642.3%	(127.8)%
Pre-Owned	614	217	—	182.9%	n/m
Total	$1,983	$4,099	$4,080	(51.6)%	0.5%

Fiscal 2012 versus 2011
The decrease in land sales and other revenue and gross profit in fiscal 2012 from fiscal 2011 related primarily to the decrease in our land held for sale. During fiscal 2011, we successfully sold a number of land positions that did not meet our strategic objectives. Our land sales and other gross profit in our Southeast segment includes fees received for general contractor services we performed on behalf of a third party. We contributed our Pre-Owned Homes business for an investment in an unconsolidated entity on May 3, 2012.

Fiscal 2011 versus 2010

The increase in land sales and other revenue and gross profit in fiscal 2011 from fiscal 2010 related primarily to our ability to dispose of land and lots that did not fit into our strategic plans. Our fiscal 2011 loss on land sales in our Southeast segment was offset partially by net fees received for general contractor services we performed on behalf of a third party. As of September 30, 2011, our previous Pre-owned operations had purchased 120 homes, of which 58 were leased.

Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of September 30, 2012, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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
As of September 30, 2012, our liquidity position consisted of $487.8 million in cash and cash equivalents plus $253.3 million of restricted cash, of which $227.4 million related to our cash secured term loan, $20 million of which was repaid in the fourth quarter of fiscal year 2012. We expect to maintain a significant liquidity position during fiscal 2013, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance on a quarterly basis.
During the fiscal years ended September 30, 2012 and 2011, our net cash used in operating activities was $20.8 million and $178.9 million, respectively compared to net cash provided by operating activities of $69.7 million during fiscal 2010. Our net cash used in operating activities in fiscal 2012 was primarily due to the payment of trade accounts payable, interest obligations and other liabilities. Our net cash used in operating activities in fiscal 2011 was impacted by an increase in inventory (excluding inventory impairments and abandonment charges and decreases in consolidated inventory not owned) of $54.4 million. The increase in inventory in fiscal 2011 related primarily to our strategic investments in land as we closed out older communities and positioned the Company to open new communities. During fiscal 2012, we intentionally delayed inventory reinvestments as we focused on improving our operations and existing community performance. Our net cash provided by operating activities in fiscal 2010 was due to the receipts of federal income tax refunds, net of income tax payments, totaling $135.1 million, which offset cash used to purchase inventory and maintain our operations. Our cash (used in) provided by operations is also impacted by changes in trade accounts payables related to the timing of development expenditures as of period end related to homes sold and spec homes completed during the quarter prior to period end.
Net cash provided by investing activities was $4.6 million for the fiscal year ended September 30, 2012 which was due primarily to release of $20.0 million of restricted cash collateral related to our cash secured term loan offset partially by capital expenditures primarily used for new model homes. Net cash used in investing activities was $260.3 million for the fiscal year ended September 30, 2011 which was primarily related to the $247.4 million funding of collateral (restricted cash) for the Company’s cash secured term loan.
In addition to our continued focus on generation and preservation of cash, we are also focused on increasing our stockholders’ equity and reducing our leverage. During fiscal 2012, one of our priorities was to pursue opportunities that would enable us to reduce our interest expense and extend the maturities of our debt. With this focus, we decided to offer to exchange our Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock at a premium. We also completed underwritten public offerings of 4.4 million shares of Beazer common stock and 4.6 million 7.5% tangible equity units (TEUs) for net proceeds of $171.4 million which, net of debt and other financing payments, resulted in net cash provided by financing activities of $133.6 million for the fiscal year ended September 30, 2012. In addition, in fiscal 2012, we completed a $300 million senior secured debt offering, net proceeds of which were used to redeem our outstanding 2017 Senior Secured Notes and repurchase a portion of our 2019 Senior Notes. Net cash provided by financing activities was $272.5 million for the fiscal year ended September 30, 2011 primarily related to borrowings under our cash secured term loan and our completion of a $250 million senior unsecured debt offering, $210.0 million net proceeds of which was used to redeem our outstanding 2013 Senior Notes and a portion of our 2015 and 2016 Senior Notes. During fiscal 2010, the proceeds received from the issuance of equity securities and new debt was offset by the repurchase of outstanding debt with nearer term maturities. As a result of the above fiscal 2012 transactions, we expect our annualized interest expense to decrease by approximately $15 million.
In July 2012, Moody's, S&P, and Fitch reaffirmed the Company's long-term debt rating of Caa2, B-, and CCC, respectively. In September, Fitch upgraded their debt rating one notch to B-. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. While we believe we possess sufficient liquidity to participate in a housing recovery, we are mindful of potential short-term, or seasonal, requirements for enhanced liquidity that may arise. As such, we amended and expanded our Secured Revolving Credit Facility from $22 million to $150 million during the quarter ended September 30, 2012. We intend to collateralize this amended facility with substantially all of the Company's personal property (excluding cash) and inventories.
In addition, we have entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities will provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company. We currently have $24.7 million outstanding letters of credit under these facilities, secured with cash collateral which is maintained in restricted accounts totaling $25.5 million. There were no amounts outstanding under our Secured Revolving Credit Facility at September 30, 2012. We believe that our $741.1 million of cash and cash equivalents and restricted cash at September 30, 2012, cash generated from our operations and the availability of new debt and equity financing, if any, will be adequate to meet our liquidity needs during fiscal 2013.
In the future, we may from time to time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities, in open market purchases, privately negotiated transactions or otherwise. In an effort to accelerate our path to profitability, we may seek to expand our business through acquisition, which may be funded through cash, additional debt or equity. In addition, any material variance from our projected operating results, could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all.
Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during the fiscal years ended September 30, 2012, 2011, or 2010. Any future stock repurchases, as allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At September 30, 2012, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid during the fiscal years ended September 30, 2012, 2011, or 2010.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At September 30, 2012, we controlled 24,147 lots (a 5.3-year supply based on our trailing twelve months of closings). We owned 82.6%, or 19,942 lots, and 4,205 lots, 17.4%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which aggregated approximately $24.9 million at September 30, 2012. The total remaining purchase price, net of cash deposits, committed under all options was $198.5 million as of September 30, 2012. When market conditions improve, we may expand our use of option agreements to supplement our owned inventory supply.
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
We participate in a number of land development joint ventures and other entities in which we have less than a controlling interest. We enter into unconsolidated entities in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Excluding our investment in a pre-owned rental homes REIT, the remainder of our investments in our unconsolidated entities are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the unconsolidated entity’s members and other third parties. We account for our interest in our unconsolidated entities under the equity method. Our consolidated balance sheets include investments in unconsolidated entities totaling $42.1 million and $9.5 million at September 30, 2012 and September 30, 2011, respectively.
Our unconsolidated entities periodically obtain secured acquisition and development financing. At September 30, 2012, our unconsolidated entities had borrowings outstanding totaling $64.9 million. Generally, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. At September 30, 2012, we had one repayment guarantee outstanding for which we have accrued $0.7 million. See Note 3 to the consolidated financial statements for further information.
The following table summarizes our aggregate contractual commitments at September 30, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Senior Notes, Senior Secured Notes & other notes payable (1)	$1,541,048	$7,742	$189,244	$173,109	$1,170,953
Interest commitments under Senior Notes, Senior Secured Notes & other notes payable (2)	688,821	100,362	205,426	165,917	217,116
Obligations related to lots under option	198,497	84,487	82,848	6,432	24,730
Operating leases	10,414	5,341	4,277	796	—
Uncertain tax positions (3)	—	—	—	—	—
Total	$2,438,780	$197,932	$481,795	$346,254	$1,412,799

(1) Excludes $9.4 million of Mandatory Convertible Subordinated Notes which will automatically convert into the Company's common stock upon maturity.
(2) Interest on variable rate obligations is based on rates effective as of September 30, 2012.
(3) Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits related to uncertain tax positions. See Note 8 to Consolidated Financial Statements for additional information regarding the Company's unrecognized tax benefits as of September 30, 2012.

We had outstanding performance bonds of approximately $157.0 million at September 30, 2012 related principally to our obligations to local governments to construct roads and other improvements in various developments.
Recently Adopted Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a comprehensive list of recently adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or earnings. As of September 30, 2012, we had variable rate debt outstanding totaling approximately $227.4 million. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at September 30, 2012 was $1.30 billion, compared to a carrying value of $1.27 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.30 billion to $1.35 billion at September 30, 2012.

Item 8. Financial Statements and Supplementary Data

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended September 30,
	2012	2011	2010

Total revenue	$1,005,677	$742,405	$991,152
Home construction and land sales expenses	888,379	661,851	857,957
Inventory impairments and option contract abandonments	12,210	32,459	49,566
Gross profit	105,088	48,095	83,629
Commissions	43,585	32,711	43,279
General and administrative expenses	110,051	137,376	141,115
Depreciation and amortization	13,510	10,253	12,669
Operating loss	(62,058)	(132,245)	(113,434)
Equity in income (loss) of unconsolidated entities	304	560	(8,807)
(Loss) gain on extinguishment of debt	(45,097)	(2,909)	43,901
Other expense, net	(69,119)	(62,224)	(69,585)
Loss from continuing operations before income taxes	(175,970)	(196,818)	(147,925)
(Benefit from) provision for income taxes	(40,347)	3,366	(118,355)
Loss from continuing operations	(135,623)	(200,184)	(29,570)
Loss from discontinued operations, net of tax	(9,703)	(4,675)	(4,479)
Net loss	$(145,326)	$(204,859)	$(34,049)
Weighted average number of shares:
Basic and Diluted	18,474	14,797	11,960
Basic and diluted loss per share:
Continuing Operations	$(7.34)	$(13.53)	$(2.47)
Discontinued operations	$(0.53)	$(0.31)	$(0.38)
Total	$(7.87)	$(13.84)	$(2.85)

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2012	September 30, 2011
ASSETS
Cash and cash equivalents	$487,795	$370,403
Restricted cash	253,260	277,058
Accounts receivable (net of allowance of $2,235 and $3,872, respectively)	24,599	28,303
Income tax receivable	6,372	4,823
Inventory
Owned inventory	1,099,132	1,192,380
Land not owned under option agreements	12,420	11,753
Total inventory	1,111,552	1,204,133
Investments in unconsolidated entities	42,078	9,467
Deferred tax assets, net	6,848	2,760
Property, plant and equipment, net	18,974	22,613
Previously owned rental homes, net	—	11,347
Other assets	30,740	46,570
Total assets	$1,982,218	$1,977,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$69,268	$72,695
Other liabilities	147,718	212,187
Obligations related to land not owned under option agreements	4,787	5,389
Total debt (net of discounts of $3,082 and $23,243, respectively)	1,498,198	1,488,826
Total liabilities	1,719,971	1,779,097
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 100,000,000 shares authorized, 24,601,830 and 15,117,679 issued and outstanding, respectively)	25	15
Paid-in capital	833,994	624,811
Accumulated deficit	(571,772)	(426,446)
Total stockholders’ equity	262,247	198,380
Total liabilities and stockholders’ equity	$1,982,218	$1,977,477

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Paid in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at September 30, 2009	7,959	$8	$568,054	$(187,538)	3,357	$(183,969)	$196,555
Net loss	—	—	—	(34,049)	—	—	(34,049)
Amortization of nonvested stock option awards	—	—	5,552	—	—	—	5,552
Amortization of stock option awards	—	—	5,817	—	—	—	5,817
Tax deficiency from stock transactions	—	—	(3,099)	—	—	—	(3,099)
Shares issued under employee stock plans, net	197	—	2,337	—	—	—	2,337
Issuance of prepaid stock purchase contracts	—	—	57,429	—	—	—	57,429
Common stock issued	6,985	7	166,711	—	—	—	166,718
Common stock redeemed	(7)	—	(25)	—	27	(134)	(159)
Treasury stock utilized	—	—	(184,103)	—	(3,384)	184,103	—
Balance at September 30, 2010	15,134	$15	$618,673	$(221,587)	—	$—	$397,101
Net loss	—	—	—	(204,859)	—	—	(204,859)
Amortization of nonvested stock option awards	—	—	3,813	—	—	—	3,813
Amortization of stock option awards	—	—	3,357	—	—	—	3,357
Tax deficiency from stock transactions	—	—	(523)	—	—	—	(523)
Shares issued under employee stock plans, net	16	—	101	—	—	—	101
Return and retirement of unvested & vested restricted stock	(22)	—	(440)	—	—	—	(440)
Common stock redeemed	(10)	—	(170)	—	—	—	(170)
Balance at September 30, 2011	15,118	$15	$624,811	$(426,446)	—	$—	$198,380
Net loss	—	—	—	(145,326)	—	—	(145,326)
Tender Offer of Mandatory Convertible & TEU (debt to stock conversion)	4,969	5	56,670	—	—	—	56,675
Amortization of nonvested stock option awards	—	—	2,569	—	—	—	2,569
Amortization of stock option awards	—	—	1,459	—	—	—	1,459
Tax deficiency from stock transactions	—	—	(85)	—	—	—	(85)
Shares issued under employee stock plans, net	124	—	—	—	—	—	—
Issuance of prepaid stock purchase contracts	—	—	88,361	—	—	—	88,361
Common stock issued	4,400	5	60,335	—	—	—	60,340
Common stock redeemed	(9)	—	(126)	—	—	—	(126)
Balance at September 30, 2012	24,602	$25	$833,994	$(571,772)	—	$—	$262,247

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended September 30,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(145,326)	$(204,859)	$(34,049)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,545	10,708	13,405
Stock-based compensation expense	4,028	7,170	11,369
Inventory impairments and option contract abandonments	12,789	35,365	51,839
Impairment of future land purchase right	—	5,569	—
Deferred and other income tax (benefit) provision	(38,782)	5,019	(259)
Provision for doubtful accounts	(1,637)	305	(3,978)
Equity in (income) loss of unconsolidated entities	(267)	(42)	24,350
Cash distributions of income from unconsolidated entities	—	450	208
Loss (gain) on extinguishment of debt	45,097	2,343	(44,602)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	9,751	4,039	(264)
(Increase) decrease in income tax receivable	(1,549)	2,861	2,238
Decrease (increase) in inventory	92,790	(54,395)	82,504
Decrease in other assets	6,907	5,291	3,835
(Decrease) increase in trade accounts payable	(3,427)	19,277	(16,867)
Decrease in other liabilities	(14,703)	(17,961)	(22,530)
Other changes	(61)	(76)	2,486
Net cash (used in) provided by operating activities	(20,845)	(178,936)	69,685
Cash flows from investing activities:
Capital expenditures	(17,363)	(20,514)	(10,849)
Investments in unconsolidated entities	(2,407)	(1,924)	(5,602)
Return of capital from unconsolidated entities	610	—	—
Increases in restricted cash	(3,260)	(250,839)	(37,439)
Decreases in restricted cash	27,058	12,981	47,700
Net cash provided by (used in) investing activities	4,638	(260,296)	(6,190)
Cash flows from financing activities:
Repayment of debt	(310,387)	(215,376)	(619,806)
Proceeds from issuance of new debt	300,000	246,387	358,700
Proceeds from issuance of cash secured loan	—	247,368	—
Debt issuance costs	(10,845)	(5,172)	(9,234)
Proceeds from issuance of common stock, net	60,340	—	166,718
Proceeds from issuance of TEU prepaid stock purchase contracts, net	88,361	—	57,429
Proceeds from issuance of TEU amortizing notes	23,500	—	15,738
Settlement of unconsolidated entity debt obligation	(15,862)	—	—
Payments for other financing activities	(1,508)	(693)	(3,258)
Net cash provided by (used in) financing activities	133,599	272,514	(33,713)
Increase (decrease) in cash and cash equivalents	117,392	(166,718)	29,782
Cash and cash equivalents at beginning of period	370,403	537,121	507,339
Cash and cash equivalents at end of period	$487,795	$370,403	$537,121
See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Organization.  Beazer Homes USA, Inc. is one of the ten largest homebuilders in the United States, based on number of homes closed. We are a geographically diversified homebuilder with active operations in 16 states: Arizona, California, Delaware, Florida, Georgia, Indiana, Maryland, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia. Through September 30, 2010, we offered title insurance services to our homebuyers in many of our markets. Effective September 30, 2010 we exited the title services business. Over the past few years, we have discontinued homebuilding operations in certain of our markets. Results from our title services business and exit markets are reported as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented (see Note 16 for further discussion of our Discontinued Operations). We evaluated events that occurred after the balance sheet date but before the financial statements were issued or are available to be issued for accounting treatment and disclosure.

Presentation.  The accompanying consolidated financial statements include the accounts of Beazer Homes USA, Inc. and our subsidiaries. Intercompany balances have been eliminated in consolidation. On October 11, 2012, the Company announced the effectiveness of a one-for-five reverse stock split. All share and per share information, including earnings per share, in this Form 10-K have been retroactively adjusted to reflect this reverse stock split and certain items in prior period financial statements have been revised to conform to the current presentation. Our net loss is equivalent to our comprehensive loss so we have not presented a separate statement of comprehensive loss.

Cash and Cash Equivalents and Restricted Cash.  We consider investments with maturities of three months or less when purchased to be cash equivalents. At September 30, 2012, the majority of our cash and cash equivalents were invested in high-quality money market mutual funds, highly marketable securities, or on deposit with major banks, which were valued at par with no withdrawal restrictions. The underlying investments of these funds were U.S. Government and U.S. Government Agency obligations or high quality marketable securities. Restricted cash includes cash restricted by state law or a contractual requirement and relates primarily to cash collateral for our cash secured term loan and outstanding letters of credit.

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

Inventory Valuation - Held for Development.  Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets no less than quarterly for recoverability. Generally, upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct and close all the homes in a typical community. However, the impact of the recent downturn in our business has significantly lengthened the estimated life of many communities. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.

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
 t
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

If the aggregate undiscounted cash flows from our quantitative analysis are in excess of the carrying value, the asset is considered to be recoverable and is not impaired. If the aggregate undiscounted cash flows are less than the carrying or book value, we perform a discounted cash flow analysis to determine the fair value of the community. The fair value of the community is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community, the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. If the determined fair value is less than the carrying value of the specific asset, the asset is considered not recoverable and is written down to its fair value plus the asset's share of capitalized unallocated interest and other costs. The carrying value of assets in communities that were previously impaired and continue to be classified as held for development is not increased for future estimates of increases in fair value in future reporting periods. Due to uncertainties in the estimation process, particularly with respect to projected home sales prices and absorption rates, the timing and amount of the estimated future cash flows and discount rates, it is reasonably possible that actual results could differ from the estimates used in our impairment analyses.

Asset Valuation - Land Held for Future Development.  For those communities for which construction and development activities are expected to occur in the future or have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. The future enactment of a development plan or the occurrence of events and circumstances may indicate that the carrying amount of an asset may not be recoverable. We evaluate the potential development plans of each community in land held for future development if changes in facts and circumstances occur which would give rise to a more detailed analysis for a change in the status of a community to active status or held for development.

Asset Valuation - Land Held for Sale.  We record assets held for sale at the lower of the carrying value or fair value less costs to sell. The following criteria are used to determine if land is held for sale:

•	management has the authority and commits to a plan to sell the land;

•	the land is available for immediate sale in its present conditions;

•	there is an active program to locate a buyer and the plan to sell the property has been initiated;

•	the sale of the land is probable within one year;

•	the property is being actively marketed at a reasonable sale price relative to its current fair value; and

•	it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.

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

In accordance with generally accepted accounting principles in the United States of America (GAAP), if the entity holding the land under option is a VIE, the Company's deposit represents a variable interest in that entity. To determine whether we are the primary beneficiary of the VIE, we are first required to evaluate whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, the ability to determine the budget and scope of land development work, if any; the ability to control financing decisions for the VIE; the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with Beazer; and the ability to change or amend the existing option contract with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE and thus do not consolidate the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are expected to absorb a potentially significant amount of the VIE's losses or, if no party absorbs the majority of such losses, if we will benefit from potentially a significant amount of the VIE's expected gains.

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

Investments in Unconsolidated Entities.  We participate in a number of land development joint ventures and have investments in other unconsolidated entities in which we have less than a controlling interest. We enter into investments in unconsolidated entities in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Excluding our investment in a pre-owned rental homes real estate investment trust (REIT), our investments in our unconsolidated entities are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the unconsolidated entity’s members and other third parties. We account for our interest in our unconsolidated entities under the equity method. We recognize our share of equity in income (loss) and profits (losses) from the sale of lots to other buyers. Our share of profits from lots we purchase from the unconsolidated entities is deferred and treated as a reduction of the cost of the land purchased from the unconsolidated entity. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer. We evaluate our investments in unconsolidated entities for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment's carrying value over its estimated fair value. Our unconsolidated entities typically obtain secured acquisition and development financing. See Note 3, Investments in Unconsolidated Entities.

Property, Plant and Equipment.  Property, plant and equipment is recorded at cost. Depreciation is computed on a straight-line basis at rates based on estimated useful lives as follows:

Buildings	25 - 30 years
Building improvements	Lesser of estimated useful life of the improvements or remaining useful life of the building
Information systems	Lesser of estimated useful life of the asset or 5 years
Furniture, fixtures, and computer and office equipment	3 - 7 years
Model and sales office improvements	Lesser of estimated useful life of the asset or estimated useful life of the community
Leasehold improvements	Lesser of the lease term or the estimated useful life of the asset

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

Other Liabilities. Other liabilities include the following:

(In thousands)	September 30, 2012	September 30, 2011
Income tax liabilities	$22,225	$55,093
Accrued warranty expenses	15,477	17,916
Accrued interest	28,673	39,478
Accrued and deferred compensation	24,612	27,427
Customer deposits	8,830	5,868
Other	47,901	66,405
Total	$147,718	$212,187

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

Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.1% to 2.2% of total revenue. Additional warranty costs are charged to cost of sales as necessary based on management's estimate of the costs to remediate existing claims. See Note 9 for a more detailed discussion of warranty costs and related reserves.

Advertising costs related to our continuing operations of $13.5 million, $11.4 million and $11.2 million for fiscal years 2012, 2011 and 2010, respectively, were expensed as incurred and are included in general and administrative expenses.

Earnings Per Share. The computation of basic EPS is determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS additionally gives effect (when dilutive) to stock options, other stock based awards and other potentially dilutive securities including the common shares issuable upon conversion of our Mandatory Convertible Subordinated Notes and Tangible Equity Unit prepaid stock purchase contracts.
In computing diluted loss per share for the fiscal years ended September 30, 2012, 2011, and 2010, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect, including options/stock-settled appreciation rights (SSARs) to purchase 0.4 million shares of common stock and 0.4 million and 8.1 million shares issuable upon the conversion of our Mandatory Convertible Notes and our TEU prepaid stock purchase contracts (based on the maximum potential shares upon conversion), respectively. See notes 7, 12 and 13 for further discussion of these common stock equivalents.

Fair Value Measurements.  Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We review our long-lived assets, including inventory for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair value of certain of our financial instruments approximate their carrying amounts due to the short maturity of these assets and liabilities or the variable interest rates on such obligations. The fair value of our publicly held debt is generally estimated based on quoted bid prices for these instruments. Certain of our other financial instruments are estimated by discounting scheduled cash flows through maturity or using market rates currently being offered on loans with similar terms and credit quality. See Notes 4 and 10 for additional discussion of our fair value measurements.

Stock-Based Compensation.  We use the Black-Scholes model to value SSARs and stock option grants. We estimate forfeitures in calculating the expense related to stock-based compensation. In addition, we reflect the benefits of tax deductions in excess of recognized compensation cost as a financing cash inflow and an operating cash outflow. Nonvested stock granted to employees is valued based on the market price of the common stock on the date of the grant. Performance based, nonvested stock granted to employees is valued using the Monte Carlo valuation method. Cash-settled, stock-based awards if, and when, granted to employees are initially valued based on the market price of the underlying common stock on the date of the grant and are adjusted to fair value until vested. Stock options issued to non-employees are valued using the Black-Scholes option pricing model. Nonvested stock granted to non-employees is initially valued based on the market price of the common stock on the date of the grant and is adjusted to fair value until vested. Compensation cost arising from nonvested stock granted to employees, from cash-settled, stock-based employee awards and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period. Although the Company may, from time to time grant cash-settled awards to employees, for the fiscal years ended and as of September 30, 2012, 2011, and 2010, there were no such awards either granted or outstanding.

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

(2) Supplemental Cash Flow Information

	Fiscal Year Ended September 30,
(In thousands)	2012	2011	2010
Supplemental disclosure of non-cash activity:
(Decrease) increase in obligations related to land not owned under option agreements	$(602)	$(25,277)	$4,310
(Decrease) increase in future land purchase rights	(11,651)	11,651	—
Contribution of future land purchase rights to unconsolidated entities	11,651	—	—
Increase in repayment guarantee obligation	—	15,670	—
Decrease in debt related to conversion of Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock	(55,308)	—	—
Contribution of pre-owned net assets for investment in unconsolidated entity	(19,670)	—	—
Non-cash land acquisitions	7,813	770	515
Issuance of stock under deferred bonus stock plans	—	101	2,337
Supplemental disclosure of cash activity:
Interest payments	126,313	116,049	113,885
Income tax payments	831	405	655
Tax refunds received	2,568	5,823	135,803

(3) Investments in Unconsolidated Entities
As of September 30, 2012, we participated in certain land development joint ventures and other unconsolidated entities in which Beazer Homes had less than a controlling interest. On May 3, 2012, the Company contributed cash and its Pre-owned rental homes business for an investment in an unconsolidated entity. The following table presents our investment in our unconsolidated entities, the total equity and outstanding borrowings of these unconsolidated entities, and our guarantees of these borrowings, as of September 30, 2012 and September 30, 2011:

(In thousands)	September 30, 2012	September 30, 2011
Beazer’s investment in unconsolidated entities	$42,078	$9,467
Total equity of unconsolidated entity	383,482	96,966
Total outstanding borrowings of unconsolidated entities	64,912	394,414
Beazer’s estimate of its maximum exposure to our repayment guarantees	696	17,916

For the fiscal years ended September 30, 2012, 2011, and 2010, our income (loss) from unconsolidated entity activities, the impairments of our investments in certain of our unconsolidated entities, and the overall equity in income (loss) of unconsolidated entities is as follows:

	Fiscal Year Ended September 30,
(In thousands)	2012	2011	2010
Continuing operations:
Income from unconsolidated entity activity	$304	$652	$10
Impairment of unconsolidated entity investment	—	(92)	(8,817)
Equity in income (loss) of unconsolidated entities - continuing operations	$304	$560	$(8,807)
Reported in loss from discontinued operations, net of tax:
Loss from unconsolidated entity activity	$(1)	$(16)	$(32)
Impairment of unconsolidated entity investment	(36)	(502)	(15,511)
Equity in loss of unconsolidated entities - discontinued operations	$(37)	$(518)	$(15,543)

South Edge/Inspirada
On December 9, 2010, lenders filed an involuntary bankruptcy petition against the South Edge joint venture (South Edge), which was granted by the court in February 2011. Effective June 10, 2011, the Company and certain other joint venture members (the Participating Members) entered into a settlement agreement with the lenders. Based on the terms of the agreement, the Company paid the lenders $15.9 million during the fiscal year ended September 30, 2012 under the plan of reorganization.
The plan of reorganization resulted in the formation of a new joint venture called Inspirada, LLC (Inspirada), with the Participating Members constituting the members of the new venture. Inspirada took title to the South Edge assets including its real property and lien rights, and the debt to the lenders was extinguished upon payment by the Inspirada members, including the Company, of their obligations under the plan of reorganization. In connection with these payments by the Inspirada members, all the South Edge repayment guarantees were released. The Participating Members also acquired all claims of the lender and South Edge against the non-Participating Members. As a result of the plan of reorganization and the formation of Inspirada, our right to future land purchases is a component of our investment in Inspirada. As such, we have recorded an investment in Inspirada, which includes the $11.7 million we previously estimated for our future right to purchase land and our cash contributions to the joint venture, primarily for organization costs. For the fiscal year ended September 30, 2012, there was no impact to our net loss related to these transactions. In addition to our initial payment, we, as a member of the Inspirada joint venture, will have obligations for future infrastructure and other development costs. At this time, these costs cannot be quantified due to, among other things, uncertainty over the future development configuration of the project and the related costs, market conditions, uncertainty over the remaining infrastructure deposits and previously filed bankruptcies of other joint venture members. In addition, there are uncertainties with respect to the location and density of the land we will receive as a result of our investment in Inspirada, the products we will build on such land and the estimated selling prices of such homes. Because there are uncertainties with respect to development costs, the value of the lien rights or title to our share of the underlying property, we may be required to record adjustments to the carrying value of this Inspirada investment in future periods as better information becomes available.
Pre-Owned Rental Homes
Effective May 3, 2012, we contributed $0.3 million in cash and our Pre-Owned Homes business at cost, including 190 homes in Arizona and Nevada, of which 187 were leased, for a 23.5% equity method investment in an unconsolidated real estate investment trust (the REIT). The Company also received grants of restricted units in the REIT, of which a portion vested during the year ended September 30, 2012. As of September 30, 2012, we held an 18.09% investment in the REIT.

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
Guarantees
Our land development joint ventures typically obtain secured acquisition, development and construction financing. Generally, Beazer and our land development joint ventures partners provide varying levels of guarantees of debt and other obligations for these unconsolidated entities. At September 30, 2012, these guarantees included, for certain unconsolidated entities, repayment guarantees and environmental indemnities.
As of September 30, 2012, we and our joint venture partners have a repayment guarantee related to one of our unconsolidated entity’s borrowings. This repayment guarantee requires the repayment of a portion of the debt of the unconsolidated entity in the event the unconsolidated entity defaults on its obligations under the borrowing. Our estimate of Beazer’s maximum exposure to this repayment guarantee related to the outstanding debt of the unconsolidated entity was $0.7 million at September 30, 2012. As of September 30, 2012, $0.7 million has been recorded in Other Liabilities related to our repayment guarantee. We and our joint venture partners also generally provide unsecured environmental indemnities to land development joint ventures project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the fiscal years ended September 30, 2012 and 2011, we were not required to make any payments related to environmental indemnities.
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

(4) Inventory

(In thousands)	September 30, 2012	September 30, 2011
Homes under construction	$251,828	$277,331
Development projects in progress	391,019	424,055
Land held for future development	367,102	384,761
Land held for sale	10,149	12,837
Capitalized interest	38,190	45,973
Model homes	40,844	47,423
Total owned inventory	$1,099,132	$1,192,380

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 174 ($39.7 million) and 334 ($59.3 million) substantially completed homes that were not subject to a sales contract (spec homes) at September 30, 2012 and 2011, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. The decrease in land held for future development relates to our activation of a large mid-Atlantic project during the fourth quarter of fiscal 2012. Land held for sale in Unallocated and Other as of September 30, 2012 included land held for sale in the markets we have decided to exit including Jacksonville, Florida and Charlotte, North Carolina. Total owned inventory, by reportable segment, is set forth in the table below. Inventory located in California, the state with our largest concentration of inventory, was $350.9 million and $367.8 million at September 30, 2012 and 2011, respectively

(In thousands)	Projects in Progress	Held for Future Development	Land Held for Sale	Total Owned Inventory
September 30, 2012
West Segment	$261,239	$318,351	$2,553	$582,143
East Segment	279,954	25,130	3,204	308,288
Southeast Segment	118,853	23,621	1,675	144,149
Unallocated & Other	61,835	—	2,717	64,552
Total	$721,881	$367,102	$10,149	$1,099,132
September 30, 2011
West Segment	$294,208	$318,732	$2,681	$615,621
East Segment	304,648	41,993	5,056	351,697
Southeast Segment	122,126	24,036	75	146,237
Unallocated & Other	73,800	—	5,025	78,825
Total	$794,782	$384,761	$12,837	$1,192,380

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
In our impairment analyses for the year ended September 30, 2012, we have assumed limited market improvements in some communities beginning in fiscal 2014 and continuing improvement in these communities in subsequent years. For any communities scheduled to close out in fiscal 2013, we did not assume any market improvements. The discount rate used may be different for each community and ranged from 11.2% to 17.0% for the communities analyzed in the fiscal year ended September 30, 2012 and 12.6% to 18.2% for the fiscal year ended September 30, 2011. The following tables represent the results, by reportable segment of our community level review of the recoverability of our inventory assets held for development as of September 30, 2012, 2011, and 2010 ($ in thousands). We have elected to aggregate our disclosure at the reportable segment level because we believe this level of disclosure is most meaningful to the readers of our financial statements. The aggregate undiscounted cash flow fair value as a percentage of book value for the communities represented below is consistent with our expectations given our “watch list” methodology.

		Undiscounted Cash Flow Analyses Prepared
Segment	# of Communities on Watch List	# of Communities	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV
Year Ended September 30, 2012
West	14	8	$28,467	94.7%
East	12	8	30,052	91.8%
Southeast	5	3	9,247	116.5%
Unallocated	—	—	5,193	100.0%
Total	31	19	$72,959	96.7%

Year Ended Ended September 30, 2011
West	18	15	$58,848	88.4%
East	7	5	16,436	94.6%
Southeast	4	3	11,017	60.3%
Unallocated	1	—	9,707	100.0%
Total	30	23	$96,008	87.4%

Year Ended September 30, 2010
West	20	20	$80,270	90.8%
East	12	10	43,655	79.7%
Southeast	6	5	16,394	80.8%
Discontinued Operations	5	5	7,882	93.8%
Unallocated	—	—	13,728	100.0%
Total	43	40	$161,929	87.7%

The table below summarizes the results of our discounted cash flow analysis for the fiscal years ended September 30, 2012, 2011 and 2010. The impairment charges below include impairments taken as a result of these discounted cash flow analyses and also impairment charges recorded for individual homes sold and in backlog with net contribution margins below a minimum threshold of profitability in communities that were not otherwise impaired through our discounted cash flow analyses. The estimated fair value of the impaired inventory is determined immediately after a community’s impairment.

($ in thousands)	Results of Discounted Cash Flow Analyses Prepared
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Period End
Year Ended September 30, 2012
West	2	116	$3,902	$11,058
East	2	93	4,316	7,342
Southeast	1	37	796	2,457
Unallocated	—	—	473	—
Continuing Operations	5	246	9,487	20,857
Discontinued Operations	—	—	60	—
Total	5	246	$9,547	$20,857

Year Ended Ended September 30, 2011
West	12	859	$20,150	$33,066
East	4	86	1,611	10,671
Southeast	3	278	5,182	6,022
Unallocated	—	—	2,362	—
Continuing Operations	19	1,223	29,305	49,759
Discontinued Operations	—	—	276	—
Total	19	1,223	$29,581	$49,759

Year Ended September 30, 2010
West	14	618	$18,056	$38,830
East	6	847	18,703	17,020
Southeast	5	362	7,510	10,984
Unallocated	—	—	3,404	—
Continuing Operations	25	1,827	47,673	66,834
Discontinued Operations	4	68	1,244	5,972
Total	29	1,895	$48,917	$72,806
Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. During these periods, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions in those specific submarkets for the product and locations of these communities. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates based on current market conditions and management’s assumptions relative to future results led to impairments in five communities during the fiscal year ended September 30, 2012. During the fiscal years ended September 30, 2011 and 2010, discrete changes in our revenue and absorption estimates for certain communities due to pricing reductions in response to competitor actions and local market conditions led to impairments in 19 and 29 communities, respectively. Market deterioration that exceeds our estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if the market continues to deteriorate.
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
Also, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as pre-acquisition costs. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. We recorded lot option abandonment charges during the fiscal years ended September 30, 2012, 2011, and 2010 as indicated in the table below. The abandonment charges relate primarily to our decision to abandon certain option contracts that no longer fit in our long-term strategic plan.
The following table sets forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the fiscal years ended September 30, 2012, 2011, and 2010 (in thousands) :

	Fiscal Year Ended September 30,
	2012	2011	2010
Development projects and homes in process (Held for Development)
West	$3,902	$20,150	18,056
East	4,316	1,611	18,703
Southeast	796	5,182	7,510
Unallocated	473	2,362	3,404
Subtotal	$9,487	$29,305	$47,673
Land Held for Sale
West	$—	$(51)	1,061
East	100	193	—
Southeast	208	169	—
Subtotal	$308	$311	$1,061
Lot Option Abandonments
West	$301	$405	783
East	1,320	2,048	35
Southeast	792	390	14
Unallocated	2	—	—
Subtotal	$2,415	$2,843	$832
Continuing Operations	$12,210	$32,459	$49,566
Discontinued Operations
Held for Development	$60	$276	1,244
Land Held for Sale	503	78	1,003
Lot Option Abandonments	16	2,552	26
Subtotal	$579	$2,906	$2,273
Total Company	$12,789	$35,365	$51,839

Lot Option Agreements and Variable Interest Entities (VIE). As previously discussed, we also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $24.9 million at September 30, 2012. The total remaining purchase price, net of cash deposits, committed under all options was $198.5 million as of September 30, 2012. We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our remaining option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised.
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

The following provides a summary of our interests in lot option agreements as of September 30, 2012 and September 30, 2011 (in thousands):

	Deposits & Non-refundable Preacquisition Costs Incurred	Remaining Obligation	Land Not Owned - Under Option Agreements
As of September 30, 2012
Consolidated VIEs	$7,203	$3,346	$10,549
Other consolidated lot option agreements (a)	430	1,441	$1,871
Unconsolidated lot option agreements	17,290	193,711	—
Total lot option agreements	$24,923	$198,498	$12,420
As of September 30, 2011
Consolidated VIEs	$6,201	$1,214	$7,415
Other consolidated lot option agreements (a)	164	4,175	4,338
Unconsolidated lot option agreements	13,732	219,841	—
Total lot option agreements	$20,097	$225,230	$11,753

(a)	Represents lot option agreements with non-VIE entities that we have deemed to be “financing arrangements” pursuant to ASC 470-40, Product Financing Arrangements.

(5) Interest
Our ability to capitalize all interest incurred during the fiscal years ended September 30, 2012, 2011, and 2010 has been limited by our inventory eligible for capitalization. The following table sets forth certain information regarding interest (in thousands):

	Fiscal Year Ended September 30,
	2012	2011	2010
Capitalized interest in inventory, beginning of period	$45,973	$36,884	$38,338
Interest incurred	124,918	130,818	127,316
Capitalized interest impaired	(275)	(1,907)	(2,313)
Interest expense not qualified for capitalization and included as other expense	(71,474)	(73,440)	(74,214)
Capitalized interest amortized to house construction and land sales expenses	(60,952)	(46,382)	(52,243)
Capitalized interest in inventory, end of period	$38,190	$45,973	$36,884

(6) Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

	Fiscal Year Ended September 30,
	2012	2011
Buildings and improvements	$2,329	$2,329
Model and sales office improvements	31,188	36,364
Leasehold improvements	4,456	4,609
Information systems	20,671	19,970
Furniture, fixtures and office equipment	15,528	15,405
Property, plant and equipment, gross	74,172	78,677
Less: Accumulated Depreciation	(55,198)	(56,064)
Property, plant and equipment, net	$18,974	$22,613

(7) Borrowings
At September 30, 2012 and September 30, 2011 we had the following long-term debt (in thousands):

	Maturity Date	2012	2011
6 7/8% Senior Notes	July 2015	$172,454	$172,454
8 1/8% Senior Notes	June 2016	172,879	172,879
12% Senior Secured Notes	October 2017	—	250,000
6 5/8% Senior Secured Notes	April 2018	300,000	—
9 1/8% Senior Notes	June 2018	300,000	300,000
9 1/8% Senior Notes	May 2019	235,000	250,000
TEU Senior Amortizing Notes	August 2013	316	10,062
TEU Senior Amortizing Notes	August 2015	23,500	—
Unamortized debt discounts		(3,082)	(23,243)
Total Senior Notes, net		1,201,067	1,132,152
Mandatory Convertible Subordinated Notes	January 2013	9,402	57,500
Junior subordinated notes	July 2036	51,603	49,537
Cash Secured Loan	November 2017	227,368	247,368
Other secured notes payable	Various Dates	8,758	2,269
Total debt, net		$1,498,198	$1,488,826

As of September 30, 2012, future maturities of our borrowings, excluding our Mandatory Convertible Subordinated Notes which are convertible to common stock upon maturity, are as follows (in thousands):

Fiscal Year Ended September 30,
2013	$7,742
2014	8,155
2015	181,089
2016	173,109
2017	—
Thereafter	1,170,953
Total	$1,541,048

Secured Revolving Credit Facility — In September 2012, we amended and expanded our Secured Revolving Credit Facility from $22 million to $150 million. The amended three-year amended Secured Revolving Credit Facility provides for future working capital and letter of credit needs collateralized by substantially all of the Company's personal property (excluding cash and cash equivalents) and real property. This facility is subject to various financial, collateral-based and negative covenants with which we are required to comply. As of September 30, 2012, we were in compliance with all such covenants. We have elected to cash collateralize all letters of credit; however, as of September 30, 2012, we have pledged approximately $0.9 billion of inventory assets to our Senior Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of September 30, 2012 or September 30, 2011.
We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $220.0 million. As of September 30, 2012 and September 30, 2011, we have letters of credit outstanding of $24.7 million and $28.9 million, respectively, which are secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
Senior Notes — The majority of our Senior Notes are unsecured or secured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior

Notes and are jointly and severally liable for obligations under the Senior Notes and the Secured Revolving Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes. As of September 30, 2012, we were in compliance with all covenants under our Senior Notes.
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2012, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, certain indentures require us to offer to purchase 10% of the original amount of the Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $62.5 million of notes, based on the original amounts of the applicable notes; however, this amount may be reduced by certain Senior Note repurchases (potentially at less than par) made after the triggering date. As of September 30, 2012, our consolidated tangible net worth was $236.2 million.
In July 2012, we issued and sold $300 million aggregate principal amount of our 6.625% Senior Secured Notes due 2018 (Senior Secured Notes) through a private placement to qualified institutional buyers. The Senior Secured Notes were issued at par (before underwriting and other issuance costs). Interest on the Senior Secured Notes is payable semi-annually in cash in arrears, beginning October 15, 2012. The Senior Secured Notes will mature on April 15, 2018. The Senior Secured Notes were issued under an Indenture, dated as of July 18, 2012 (the "2012 Indenture”) which contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments and create liens on assets of the Company or the guarantors. The 2012 Indenture contains customary events of default.
Upon a change of control (as defined in the Indenture), the Indenture requires the Company to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. If we sell certain assets and does not reinvest the net proceeds in compliance with the Indenture, then we must use the net proceeds to offer to repurchase the Senior Notes at 100% of their principal amount, plus accrued and unpaid interest. We may redeem the Senior Notes at any time prior to July 15, 2015, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to July 15, 2015, we may redeem up to 35% of the aggregate principal amount of Senior Secured Notes with the proceeds of certain equity offerings at a redemption price equal to 106.625% of the principal amount of the Senior Secured Notes plus accrued and unpaid interest, if any, to the date fixed for redemption; provided, that at least 65% of the aggregate principal amount of the Senior Secured Notes originally issued under the Indenture remain outstanding after such redemption. Thereafter, we may redeem some or all of the Senior Secured Notes at redemption prices set forth in the Indenture. These percentages range from 100.000% to 103.313%.
Concurrently with the Senior Secured Notes offering, we called for redemption of all $250 million outstanding of our 12% senior secured notes due 2017. Cash used for this redemption, including payment of accrued interest and the contractual call premium was approximately $280 million. We recorded a $42.4 million pre-tax loss on debt extinguishment (including write-off of unamortized discount and debt issuance costs) related to the redemption of the 12% senior secured notes due 2017.
In November 2010, we issued $250 million aggregate principal amount of 9 1/8% Senior Notes due May 15, 2019 in a private placement. Interest on these notes is payable semi-annually in cash in arrears, commencing on May 15, 2011. These notes are unsecured and rank equally with our unsecured indebtedness. We may, at our option, redeem the 9 1/8% Senior Notes in whole or in part at any time at specified redemption prices which include a “make whole” provision through May 15, 2014. During fiscal year 2011, we exchanged substantially all of the $250 million 9 1/8% Senior Notes due 2019 for notes that were publicly traded and registered under the Securities Act of 1933.
During fiscal 2012, we redeemed or repurchased in open market transactions $15.0 million of our 9 1/8% Senior Notes due 2019 for an aggregate purchase price of $14.6 million, plus accrued and unpaid interest. These transactions resulted in a gain on debt extinguishment of $30,000, net of unamortized discounts and debt issuance costs. During fiscal 2011, we redeemed or repurchased in open market transactions, $209.5 million principal amount of our Senior Notes ($164.5 million of 6 1/2% Senior Notes due 2013, $37.0 million of 6 7/8% Senior Notes due 2015 and $8.0 million of 8 1/8% Senior Notes due 2016). The aggregate purchase price was $210.0 million in 2011, plus accrued and unpaid interest as of the purchase date. The redemption/repurchase of the notes resulted in a $2.9 million pre-tax loss on extinguishment of debt, net of unamortized discounts and debt issuance costs related to these notes. All Senior Notes redeemed/repurchased by the Company were canceled.
Senior Notes: Tangible Equity Units — In July 2012, we issued 4.6 million 7.5% TEUs, which were comprised of prepaid stock purchase contracts and senior amortizing notes. As the two components of the TEUs are legally separate and detachable, we have accounted for the two components as separate items for financial reporting purposes and valued them based on their relative fair value at the date of issuance. The amortizing notes are unsecured senior obligations and rank equally with all of our other unsecured indebtedness. Outstanding notes pay quarterly installments of principal and interest through maturity. The prepaid stock purchase contracts were originally accounted for as equity (additional paid in capital) at the initial fair value of these contracts based on the relative fair value method. The prepaid stock purchase contracts related to these July 2012 TEUs are scheduled to be settled in Beazer Homes' common stock on July 15, 2015. See Note 12 for additional information related to the prepaid stock purchase contracts.
During May 2010, we issued 3.0 million 7.25% TEUs (the 2010 TEUs). In March 2012, we exchanged 2.8 million shares of our common stock for 2.8 million 2010 TEUs (comprised of prepaid stock purchase contracts and $7.2 million of senior amortizing notes). Since our offer to convert the 2010 TEUs included a premium share component and was not pursuant to the instrument's original conversion terms, we accounted for the exchange as an induced conversion of the 2010 TEUs. We compared the fair value of the common stock issued to the fair value of the 2010 TEU instruments at the date of acceptance in order to determine the premium of the consideration. This premium was then allocated between the debt and equity components of the 2010 TEUs based on each components relative fair value. The difference between the implied fair value of the amortizing notes (including the premium allocation) and the carrying value of the amortizing notes was recognized as a loss on extinguishment of debt and totaled approximately $0.7 million. The remaining related prepaid stock purchase contracts issued May 2010 will be settled in Beazer Homes’ common stock on August 15, 2013.
Mandatory Convertible Subordinated Notes — On January 12, 2010, we issued $57.5 million aggregate principal amount of 7 1/2% Mandatory Convertible Subordinated Notes due 2013 (the Mandatory Convertible Subordinated Notes). Interest on the Mandatory Convertible Subordinated Notes is payable quarterly in cash in arrears. Holders of the Mandatory Convertible Subordinated Notes have the right to convert their notes, in whole or in part, at any time prior to maturity, into shares of our common stock at a fixed conversion rate of 1.0870 shares per $25 principal amount of notes.
During the quarter ended March 31, 2012, we exchanged 2.2 million shares of our common stock for $48.1 million of our Mandatory Convertible Subordinated Notes. Since our offer to convert these notes included a premium share component, we accounted for the exchange as an induced conversion of these notes. We recognized a $2.0 million inducement expense equal to the fair value of the premium shares issued based on our common stock price as of the date of acceptance. This expense is included in loss on extinguishment of debt for the fiscal year ended September 30, 2012.
At maturity, the remaining $9.4 million of outstanding notes will automatically convert into the Company’s common stock at a defined conversion rate which will range from 0.8909 to 1.0870 (the initial conversion rate) shares per $25 principal amount of notes based on the then current price of the common stock. The securities are subordinated to nonconvertible debt, the conversion feature is non-detachable and there are no beneficial conversion features associated with this debt. If our consolidated tangible net worth is less than $85 million as of the last day of a fiscal quarter, the Company has the right to require holders to convert all of the notes then outstanding for shares of our common stock at the maximum conversion rate plus a conversion premium as described in the agreement.
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
On January 15, 2010, we completed an exchange of $75 million of our trust preferred securities issued by Beazer Capital Trust I for a new issue of $75 million of junior subordinated notes due July 30, 2036 issued by the Company (the New Junior Notes). The exchanged trust preferred securities and the related junior subordinated notes issued in 2006 were canceled effective January 15, 2010. The material terms of the New Junior Notes are identical to the terms of the original trust securities except that when the New Junior Notes change from a fixed rate to a variable rate in August 2016, the variable rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, the Company now has the option to redeem the New Junior Notes beginning on June 1, 2012 at 75% of par value and beginning on June 1, 2022, the redemption price of 75% of par value will increase by 1.785% per year.
The aforementioned exchange has been accounted for as an extinguishment of debt as there has been a significant modification of cash flows and, as such, the New Junior Notes were recorded at their estimated fair value at the exchange date. Over the remaining life of the New Junior Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of September 30, 2012, the unamortized accretion was $49.2 million and will be amortized over the remaining life of the notes.
As of September 30, 2012, we were in compliance with all covenants under our Junior Notes.

Cash Secured Loans — In November 2010, we entered into two separate loan facilities which allowed for borrowings through May 2011 up to a combined commitment of $275 million. Borrowing under the cash secured term loan facilities are considered “refinancing indebtedness” under certain of the Company’s existing indentures and debt covenants. However, because the loans are fully collateralized by cash equal to the loan amount, the loans do not provide liquidity to the Company.
The loans mature in November 2017, however, the lenders of these facilities may put the outstanding loan balances to the Company at the two or four year anniversaries of the loan. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our consolidated balance sheet as of September 30, 2012. We borrowed $32.6 million at inception of the loans. As previously indicated and in order to protect financing capacity available under our covenant refinancing basket related to previous or future debt repayments, we borrowed an additional $214.8 million under the cash secured loan facilities in May 2011. The cash secured loan has an interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing.
During the quarter ended September 30, 2012, we repaid $20 million of the cash secured term loan and amended the cash secured loan facilities to allow additional borrowings up to a combined commitment of $275 million through March 2013. We also restructured the date of which the lenders may "put" the outstanding loan balance to November 2014, removing the original put at the second anniversary of the loan.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of September 30, 2012 and September 30, 2011, we had outstanding notes payable of $8.8 million and $2.3 million respectively, primarily related to land acquisitions. These notes payable have varying expiration dates between 2012 and 2019 and have a weighted average fixed rate of 3.79% at September 30, 2012. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

(8) Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Fiscal Year Ended September 30,
	2012	2011	2010
Current federal	$(34,242)	$(1,963)	$(4,528)
Current state	(143)	319	65
Deferred federal	(5,964)	3,728	(114,151)
Deferred state	2	1,282	259
Total	$(40,347)	$3,366	$(118,355)

The provision (benefit) for income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows (in thousands):

	Fiscal Year Ended September 30,
	2012	2011	2010
Income tax computed at statutory rate	$(61,590)	$(68,886)	$(51,774)
State income taxes, net of federal benefit	(6,055)	(4,613)	(5,756)
Valuation allowance	59,601	74,047	(65,689)
(Decrease) increase in unrecognized tax benefits	(32,441)	1,511	3,108
Other, net	138	1,307	1,756
Total	$(40,347)	$3,366	$(118,355)
The principal difference between our effective tax rate and the U.S. federal statutory rate relates to our valuation allowance and the recognition of prior year unrecognized tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets are as follows (in thousands):

	September 30, 2012	September 30, 2011
Deferred tax assets:
Warranty and other reserves	$12,408	$11,752
Incentive compensation	16,285	15,338
Property, equipment and other assets	2,647	2,734
Federal and state tax carryforwards	365,283	305,909
Inventory adjustments	133,843	143,746
Uncertain tax positions	16,331	45,303
Other	4,285	11,315
Total deferred tax assets	551,082	536,097
Deferred tax liabilities:
Deferred revenues	(56,017)	(54,052)
Total deferred tax liabilities	(56,017)	(54,052)
Net deferred tax assets before valuation allowance	495,065	482,045
Valuation allowance	(488,217)	(479,285)
Net deferred tax assets	$6,848	$2,760

At September 30, 2012, our gross deferred tax assets above included $273.5 million for federal net operating loss carryforwards, $81.9 million for state net operating loss carryforwards and $9.8 million for an alternative minimum tax credit. The net operating loss carryforwards expire at various dates through 2032. The alternative minimum tax credit has an unlimited carryforward period.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with loss carryforwards not expiring unused and tax planning alternatives.

Based upon an evaluation of all available evidence, we established a valuation allowance for substantially all of our deferred tax assets during fiscal 2008. Given the prolonged economic downturn affecting the homebuilding industry and the continued uncertainty regarding the recoverability of the remaining deferred tax assets, we continue to believe that a valuation allowance is needed for substantially all of our deferred tax assets. Therefore, at September 30, 2012 and 2011, the Company's deferred tax asset valuation allowance was $488.2 million and $479.3 million, respectively. In future periods, the allowance could be modified based on sufficient evidence indicating that more likely than not a portion of our deferred tax assets will be realized. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.

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

Due to the Section 382 limitation and the maximum carryforward period of our NOLs, we are unable to fully recognize certain deferred tax assets. Accordingly, during fiscal 2012 and 2011, we reduced our gross deferred tax assets and corresponding valuation allowance by $15.6 million and $0.9 million, respectively. As future economic conditions unfold, we will be able to confirm that certain deferred tax assets will not provide any future tax benefit. At such time, we will accordingly remove any deferred tax asset and corresponding valuation allowance.

Accordingly, a portion of our $551 million of total gross deferred tax assets related to accrued losses on our inventory may be unavailable due to the limitation imposed by Section 382. As of September 30, 2012, we estimate that between $58.7 million and $117.8 million may be unavailable due to our Section 382 limitation. As a result, upon the resumption of sustained profitability and reversal of our valuation allowance, between $377.2 million and $436.3 million of our net deferred tax assets may be available to us for the reduction of future cash taxes. The actual realization of our deferred tax assets is difficult to predict and will be dependent on future events.

We expect to continue to add to our gross deferred tax assets for anticipated NOLs that will not be limited by Section 382.

Considering the limitation imposed by Section 382, the table below depicts the classifications of our deferred tax assets:

September 30, 2012
(in thousands)
Deferred tax assets:
Subject to annual limitation	$87,441
Generally not subject to annual limitation	345,839
Certain components likely to be subject to annual limitation	117,802
Total deferred tax assets	551,082
Deferred tax liabilities	(56,017)
Net deferred tax assets before valuation allowance	495,065
Valuation allowance	(488,217)
Net deferred tax assets	$6,848

A reconciliation of the beginning and ending amount of unrecognized tax benefits at the beginning and end of fiscal 2012, 2011 and 2010 is as follows (in thousands):

	Fiscal Year Ended September 30,
	2012	2011	2010
Balance at beginning of year	$46,648	$47,271	$41,848
Additions for (reductions in) tax positions related to current year	903	(1,624)	(3,435)
Additions for tax positions related to prior years	—	1,563	11,533
Reductions for tax positions of prior years	(27,181)	(252)	(289)
Settlements with taxing authorities	—	(310)	(319)
Lapse of statute of limitations	(740)	—	(2,067)
Balance at end of year	$19,630	$46,648	$47,271

Due to our valuation allowance, if the Company were to recognize the $19.6 million of gross unrecognized tax benefits, substantially all would affect our effective tax rate. Additionally, we had $2.5 million and $8.2 million of accrued interest and penalties at September 30, 2012 and 2011, respectively. Our income tax benefit includes tax related interest.

In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. The IRS is currently conducting a routine examination of our federal income tax returns for fiscal year 2007 through 2010, and certain state taxing authorities are examining various fiscal years. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2007 and subsequent years. The final outcome of these examinations is not yet determinable and therefore the change that could occur in our unrecognized tax benefits within the next 12 months cannot be estimated at this time.

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
As a result of our quarterly analyses, we adjust our estimated warranty liabilities if required. While we believe our warranty reserves are adequate as of September 30, 2012, historical data and trends may not accurately predict actual warranty costs or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows (in thousands):

	Fiscal Year Ended September 30,
	2012	2011	2010
Balance at beginning of period	$17,916	$25,821	$30,100
Accruals for warranties issued	6,540	5,665	6,827
Changes in liability related to warranties existing in prior periods	(2,677)	(2,790)	3,308
Payments made	(6,302)	(10,780)	(14,414)
Balance at end of period	$15,477	$17,916	$25,821

Litigation
On June 3, 2009, Beazer Homes Corp. was named as a defendant in a purported class action lawsuit in the Circuit Court for Lee County, State of Florida, filed by Bryson and Kimberly Royal, the owners of one of our homes in our Magnolia Lakes' community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney's fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation and individual state court actions. We believe that the claims asserted in these actions are governed by home warranties or are without merit. The Company has offered to repair all of these homes pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, the owners of all but two of the affected homes have accepted the Company's offer to repair. Furthermore, the Company has agreed to participate in a global class settlement with the plaintiff class counsel and numerous other defendants in the multidistrict litigation, which if approved by the Court, would resolve all claims, including future claims, against Beazer related to Chinese drywall, except those by persons or entities that opt out of the settlement. The settlement has received preliminary approval from the court. No Beazer homeowners opted out of the class and accordingly if the court grants final approval, it will resolve all claims against Beazer. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs. As of September 30, 2102, no liability has been recorded for any such litigation claims as such exposure is not both probable and reasonably estimable.
On March 14, 2011, the Company and several subsidiaries including Beazer Mortgage Corporation (BMC) were named as defendants in a lawsuit filed by Flagstar Bank, FSB (Flagstar) in the Circuit Court for the County of Oakland, State of Michigan. As previously disclosed in prior filings, we operated BMC from 1998 through February 2008 to offer mortgage financing to buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold these loans to investors. Underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. The Flagstar complaint originally demanded approximately $5 million to recover purported losses in connection with 57 residential mortgage loan transactions under theories of breach of contract, fraud/intentional misrepresentation and other similar theories of recovery. The complaint was later amended to include additional loans and claims for additional damages. We believed we had strong defenses to these claims on these individual loans. In September 2012, we entered into a settlement agreement with Flagstar, in which the Company did not admit any liability. Under the terms of the settlement, the Company has made a payment to Flagstar that was not material to the Company's financial position or results of operations. The settlement with Flagstar releases BMC and the Company from any further exposure relating to any loans originated by BMC and sold to Flagstar. We have received similar claims from other institutions which have also been resolved on a global basis and at present the Company is not subject to any claims demanding damages or indemnity arising from BMC's activities. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors, although, at this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial position or results of operations. As of September 30, 2102, no liability has been recorded for any such additional claims as such exposure is not both probably and reasonably estimable.
We cannot predict or determine the timing or final outcome of the lawsuits or the effect that any adverse findings or determinations in the pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss, if any, cannot presently be made with respect to certain of the above pending matters. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material effect on our business, financial condition and results of operations.
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $16 million has been paid as of September 30, 2012. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
In 2006, we received two Administrative Orders issued by the New Jersey Department of Environmental Protection. The Orders allege certain violations of wetlands disturbance permits and assess proposed fines of $630,000 and $678,000, respectively. We have met with the Department to discuss their concerns on the two affected communities and have requested hearings on both matters. Although we believe that we have significant defenses to the alleged violations, we have made a settlement proposal to the Department that is currently under consideration. We do not believe that any exposure would be material to our consolidated financial position or results of operations.
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
We have accrued $19.4 million and $30.4 million in other liabilities related to litigation and other matters, excluding warranty, as of September 30, 2012 and 2011, respectively. The amount accrued as of September 30, 2011 included $15.7 million related to the South Edge settlement obligation that was paid during the quarter ended December 31, 2011 (see Note 3 for additional information).
We had outstanding letters of credit and performance bonds of approximately $24.7 million and $157.0 million, respectively, at September 30, 2012 related principally to our obligations to local governments to construct roads and other improvements in various developments. We have no outstanding letters of credit relating to our land option contracts as of September 30, 2012.

(10) Fair Value Measurements
As of September 30, 2012, we had no assets or liabilities in our consolidated balance sheets that were required to be measured at fair value on a recurring basis. Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.
The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the fiscal year ended September 30, 2012 and 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Year Ended September 30, 2012
Development projects in progress	—	—	20,857	20,857
Land held for sale	—	—	1,973	1,973
Year Ended September 30, 2011
Development projects in progress	—	—	49,759	49,759
Right to purchase land	—	—	11,651	11,651

As previously disclosed, we review our long-lived assets, including inventory for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair values of our investments in unconsolidated entities are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. During the fiscal year ended September 30, 2012, including discontinued operations, we recorded impairments for development projects in process of $9.5 million, land held for sale impairments of $0.8 million, and impairments of unconsolidated entity investments of $36,000. During the fiscal year ended September 30, 2011, including discontinued operations, we recorded impairments for development projects in process of $29.6 million, land held for sale impairments of $0.4 million, and impairments of unconsolidated entity investments of $0.6 million. See Notes 1, 3 and 4 for additional information related to the fair value accounting for the assets listed above. Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter.
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
Obligations related to land not owned under option agreements approximate fair value. The carrying values and estimated fair values of other financial assets and liabilities were as follows (in thousands):

	As of September 30, 2012		As of September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,201,067	$1,228,745	$1,132,152	$856,634
Mandatory Convertible Subordinated Notes	9,402	7,465	57,500	22,747
Junior Subordinated Notes	51,603	51,603	49,537	49,537
	$1,262,072	$1,287,813	$1,239,189	$928,918

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

(11) Leases

We are obligated under various noncancelable operating leases for office facilities, model homes and equipment. Rental expense under these agreements, which is included in general and administrative expenses, amounted to approximately $5.9 million, $11.0 million and $10.3 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively. This rental expense excludes expense related to our discontinued operations. As of September 30, 2012, future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

Fiscal Year Ended September 30,

2013	$5,341
2014	2,421
2015	1,856
2016	709
2017	87
Thereafter	—
Total	$10,414

(12) Stockholders' Equity

As discussed in Note 1, on October 11, 2012, the Company executed a one-for-five reverse stock split. All share and per share information has been restated for this transaction. On October 11, 2012, the Company's stockholders also approved management's recommendation to reduce authorized shares from 180 million to 100 million.

Preferred Stock.  We currently have no shares of preferred stock outstanding.

Common Stock Transactions.  In March 2012, we exchanged 2.8 million shares of our common stock for 2.8 million of our 2010 TEUs (94% of the original issuance). As of September 30, 2012, there were 0.2 million 2010 TEUs outstanding (including $0.3 million of amortizing notes). Also in March 2012, we exchanged 2.2 million shares of our common stock for $48.1 million of our Mandatory Convertible Subordinated Notes. As of September 30, 2012, there are $9.4 million of Mandatory Convertible Subordinated Notes, which will be mandatory to convert to shares of common stock in January 2013 based on the applicable settlement factor at that time.

On July 16, 2012, we concurrently closed on our underwritten public offerings of 4.4 million shares of Beazer common stock and 4.6 million 7.5% tangible equity units (TEUs) and received net proceeds of $171.4 million from these two offerings, after underwriting discounts, commissions and transaction expenses. Each TEU is comprised of a prepaid stock purchase contract and a senior amortizing note due July 15, 2015 (see Note 7 for discussion of the amortizing notes) which are legally separable and detachable. The prepaid stock purchase contracts will convert to Beazer Homes stock on July 15, 2015 based on the applicable settlement factor, as defined in the offering agreement, which will be between 1.40746 shares per unit and 1.72414 shares per unit. We have accounted for the prepaid stock purchase contracts as equity and recorded $88.4 million, the initial fair value of these contracts, based on the relative fair value method net of underwriting fees and other transaction costs, as additional paid in capital as of September 30, 2012.

On January 12, 2010, we closed on our underwritten public offering of 4,485,000 shares of Beazer common stock. The Company utilized 0.7 million shares of treasury stock and received net proceeds of $97.8 million from the offering, after underwriting discounts, commissions and transaction expenses.

On May 10, 2010, we concurrently closed on our underwritten public offerings of 2.5 million shares of Beazer common stock and 3.0 million 7.25% tangible equity units (2010 TEUs) and received net proceeds of $141.6 million from these two offerings, after underwriting discounts, commissions and transaction expenses. Each 2010 TEU is comprised of a prepaid stock purchase contract and a senior amortizing note due August 15, 2013 (see Note 7 for discussion of the amortizing notes) which are legally separable and detachable. The prepaid stock purchase contracts will convert to Beazer Homes stock on August 15, 2013 based on the applicable settlement factor, as defined in the offering agreement, which will be between 0.70252 shares per unit and 0.86058 shares per unit. We accounted for the prepaid stock purchase contracts as equity and recorded $57.4 million, the initial fair value of these contracts, based on the relative fair value method, as additional paid in capital as of September 30, 2010.

Common Stock Repurchases.  During fiscal 2012, 2011 and 2010, we did not repurchase any shares in the open market. Any future stock repurchases as allowed by our debt covenants must be approved by the Company's Board of Directors or its Finance Committee.

During fiscal 2012, 2011 and 2010, 9,156, 10,440 and 6,589 shares, respectively, were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock and restricted stock units under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $126,000 in fiscal 2012, $170,000 in fiscal 2011 and $160,000 in fiscal 2010.

Dividends.  The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2012, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid in fiscal 2012, 2011 and 2010.

(13) Retirement Plan and Incentive Awards

401(k) Retirement Plan.  We sponsor a 401(k) plan (the Plan). Substantially all employees are eligible for participation in the Plan after completing one calendar month of service with us. Participants may defer and contribute to the Plan from 1% to 80% of their salary with certain limitations on highly compensated individuals. We match 50% of the first 6% of the participant's contributions. The participant's contributions vest 100% immediately, while our contributions vest over five years. Our total contributions for the fiscal years ended September 30, 2012, 2011 and 2010 were approximately $1.3 million, $1.5 million and $1.6 million, respectively. During fiscal 2012, 2011 and 2010, participants forfeited $0.3 million, $0.2 million and $0.1 million, respectively, of unvested matching contributions.

Deferred Compensation Plan.  During fiscal 2002, we adopted the Beazer Homes USA, Inc. Deferred Compensation Plan (the DCP Plan). The DCP Plan is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP Plan allows the executives to defer current compensation on a pre-tax basis to a future year, up until termination of employment. The objectives of the DCP Plan are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding, and retaining executives. Participation in the DCP Plan is voluntary. Beazer Homes may voluntarily make a contribution to the participants' DCP accounts. Deferred compensation assets of $1.1 million and $5.9 million and deferred compensation liabilities of $2.4 million and $7.1 million as of September 30, 2012, and 2011, respectively, are included in other assets and other liabilities on the accompanying Consolidated Balance Sheets. The decrease in the deferred compensation assets and liabilities between fiscal 2011 and fiscal 2012 relates to employee elections to withdraw funds from the plan, forfeitures of matching contributions related to terminated employees and market losses on investments held within the plan. For the years ended September 30, 2012, 2011 and 2010, Beazer Homes contributed approximately $205,000, $197,000 and $273,000, respectively, to the DCP Plan.

Stock Incentive Plans.  During fiscal 2010, we adopted the 2010 Stock Incentive Plan (the 2010 Plan) because our 1999 Stock Incentive Plan (the 1999 Plan) had expired. At September 30, 2012, we had reserved approximately 1.0 million shares of common stock for issuance under our various stock incentive plans, of which approximately 0.6 million shares are available for future grants.

Stock Option and SSAR Awards.  We have issued various stock option and SSAR awards to officers and key employees under both the 2010 Plan and the 1999 Plan. Stock options have an exercise price equal to the fair market value of the common stock on the grant date, vest three years after the date of grant and may be exercised thereafter until their expiration, subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of stock options. Stock options granted prior to fiscal 2004, generally expire on the tenth anniversary from the date such options were granted. Beginning in fiscal 2004, newly granted stock options expire on the seventh or eighth anniversary from the date such options were granted. SSARs generally vest three years after the date of grant, have an exercise price equal to the fair market value of the common stock on the date of grant and are subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of SSARs.

The following table summarizes stock options and SSARs outstanding as of September 30 and activity during the fiscal years ended September 30:

	2012		2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	375,248	$48.85	515,671	$113.45	421,783	$165.35
Granted	109,507	10.80	150,853	23.45	201,229	28.45
Expired	(10,948)	82.51	(148,393)	270.10	(6,396)	137.55
Canceled/exchanged	—		—	—	(93,187)	165.20
Forfeited	(43,834)	24.13	(142,883)	25.45	(7,758)	90.80
Outstanding at end of period	429,973	$40.80	375,248	$48.85	515,671	$113.45
Exercisable at end of period	247,588	$58.61	163,076	$64.65	154,132	$207.95
Vested or expected to vest in the future	428,597	$40.88	367,693	$49.30	460,587	$102.75

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2012	2011	2010
Expected life of options	5.0 years	4.8 years	4.8 years
Expected volatility	44.77%	51.70%	50.00%
Expected discrete dividends	—	—	—
Weighted average risk-free interest rate	0.90%	1.22%	2.33%
Weighted average fair value	$4.30	$10.50	$12.75

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
The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. At September 30, 2012, our SSAR/stock options outstanding had an intrinsic value of $0.8 million. The intrinsic value of SSARs/stock options vested and expected to vest in the future was $0.8 million. The SSARS/stock options vested and expected to vest in the future had a weighted average expected life of 2.7 years. There was no aggregate intrinsic value of exercisable SSARs/stock options as of September 30, 2012.

The following table summarizes information about stock options and SSARs outstanding and exercisable at September 30, 2012:

	Stock Options/SSARs Outstanding			Stock Options/SSARs Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price

$1 - $20	274,381	5.48	$17.04	121,317	3.10	$15.79
$21 - $75	92,673	4.61	28.45	63,352	4.61	28.45
$76 - $150	7,703	0.32	96.45	7,703	0.32	96.45
$151 - $220	55,216	1.57	171.87	55,216	1.57	171.87
$1 - $220	429,973	4.70	$40.80	247,588	3.06	$58.61

For the fiscal years ended September 30, 2012, 2011 and 2010, non-cash stock-based compensation expense for stock options and

SSARs, included in G&A expenses, was $1.5 million, $3.4 million and $5.9 million, respectively.

Nonvested Stock Awards: Compensation cost arising from nonvested stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of September 30, 2012 and September 30, 2011, there was $2.1 million and $4.0 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at September 30, 2012 is expected to be recognized over a weighted average period of 1.4 years.
During the fiscal year ended September 30, 2012, we issued 109,507 shares of performance-based restricted stock (Performance Shares) to our executive officers and certain corporate employees. Each Performance Share represents a contingent right to receive one share of the Company’s common stock if vesting is satisfied at the end of the three-year performance period. The number of shares that will vest at the end of the three-year performance period will depend upon the level to which the following two performance criteria are achieved 1) Beazer’s total shareholder return (TSR) relative to a group of peer companies and 2) the compound annual growth rate (CAGR) during the three-year performance period of Beazer common stock. The target number of Performance Shares that vest may be increased by up to 50% based on the level of achievement of the above criteria as defined in the award agreement. Payment for Performance Shares in excess of the target number (109,507) will be settled in cash. Any portion of the Performance Shares that do not vest at the end of the period will be forfeited. The grants of the performance-based, nonvested stock were valued using the Monte Carlo valuation method and had an estimated fair value of $5.65 per share, a portion of which is attributable to the potential cash-settled liability aspect of the grant which is included in Other Liabilities.
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
Activity relating to nonvested stock awards, including the Performance Shares for the fiscal years ended September 30, 2012, 2011 and 2010 is as follows:

	Year Ended September 30, 2012		Year Ended September 30, 2011		Year Ended September 30, 2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	288,079	$33.85	367,997	$72.05	225,376	$138.30
Granted	179,913	7.19	150,853	23.45	201,229	28.45
Vested	(88,497)	34.20	(82,740)	104.70	(40,303)	166.05
Returned (a)	—	—	(10,502)	342.80	—	—
Forfeited	(56,160)	29.97	(137,529)	58.50	(18,305)	201.95
End of period	323,335	$19.61	288,079	$33.85	367,997	$72.05

(a) Our former Chief Executive Offer returned 10,502 shares of unvested restricted stock in accordance with this agreement with the Securities and Exchange Commission.

Compensation expense for the nonvested restricted stock awards totaled $2.6 million, $3.8 million and $5.6 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

(14) Segment Information
We have three homebuilding segments operating in 16 states. Beginning in the second quarter of fiscal 2011, through May 2, 2012, we operated our Pre-Owned Homes business in Arizona and Nevada. The results below include operating results of our Pre-Owned segment through May 2, 2012. Effective May 3, 2012, we contributed our Pre-Owned Homes business for an investment in an unconsolidated entity (see Note 3 for additional information). Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues from our Pre-Owned segment were derived from the rental of previously owned homes purchased and improved by the Company. Our reportable segments have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. The reportable homebuilding segments and all other homebuilding operations, not required to be reported separately, include operations conducting business in the following states:
West: Arizona, California, Nevada and Texas
East: Delaware, Indiana, Maryland, New Jersey, New York, Pennsylvania, Tennessee (Nashville) and Virginia
Southeast: Florida, Georgia, North Carolina (Raleigh) and South Carolina
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding, land sale and other revenues less home construction, land development and land sales expense, commission expense, depreciation and amortization and certain general and administrative expenses which are incurred by or allocated to our homebuilding segments. Operating income for our Pre-Owned segment was defined as rental revenues less home repairs and operating expenses, home sales expense, depreciation and amortization and certain general and administrative expenses which are incurred by or allocated to the segment. The accounting policies of our segments are those described in Note 1 above. The following information is in thousands:

	Fiscal Year Ended September 30,
	2012	2011	2010
Revenue
West	$391,648	$233,133	$364,530
East	402,466	343,826	451,162
Southeast	210,449	165,107	175,460
Pre-Owned	1,114	339	—
Continuing Operations	$1,005,677	$742,405	$991,152

	Fiscal Year Ended September 30,
	2012	2011	2010
Operating income/(loss)
West	$15,147	$(28,406)	$1,120
East	9,152	11,611	11,329
Southeast	14,815	(2,740)	(130)
Pre-Owned	(229)	(724)	—
Segment total	38,885	(20,259)	12,319
Corporate and unallocated (a)	(100,943)	(111,986)	(125,753)
Total operating loss	(62,058)	(132,245)	(113,434)
Equity in income (loss) of unconsolidated entities	304	560	(8,807)
(Loss) gain on extinguishment of debt	(45,097)	(2,909)	43,901
Other expense, net (d)	(69,119)	(62,224)	(69,585)
Loss from continuing operations before income taxes	$(175,970)	$(196,818)	$(147,925)

	Fiscal Year Ended September 30,
	2012	2011	2010
Depreciation and amortization
West	$4,980	$3,651	$5,161
East	3,536	2,621	3,665
Southeast	1,710	885	1,496
Pre-Owned	330	69	—
Segment total	10,556	7,226	10,322
Corporate and unallocated (a)	2,954	3,027	2,347
Continuing Operations	$13,510	$10,253	$12,669

	Fiscal Year Ended September 30,
	2012	2011	2010
Capital Expenditures
West	$3,031	$4,041	$3,939
East	3,532	2,051	1,734
Southeast	1,814	1,631	1,184
Pre-Owned (b)	7,933	11,415	—
Corporate and unallocated	1,053	1,376	3,992
Consolidated total	$17,363	$20,514	$10,849

	September 30, 2012	September 30, 2011
Assets
West	$618,805	$649,057
East	320,404	372,984
Southeast	160,868	162,135
Pre-Owned (b)	—	12,315
Corporate and unallocated (c)	882,141	780,986
Consolidated total	$1,982,218	$1,977,477

(a)
Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. For the fiscal year ended September 30, 2012, corporate and unallocated also includes an $11 million recovery related to old water intrusion warranty and related legal expenditures.

(b)
Pre-owned assets included the cost of previously owned homes, net of accumulated depreciation, totaling $11.3 million (120 homes) as of September 30, 2011. Capital expenditures represent the purchase of previously owned homes through May 2, 2012 and September 30, 2011, respectively.

(c)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other items that are not allocated to the segments.

(d)
The fiscal year ended September 30, 2011, includes an $8.3 million benefit related to the cash reimbursements from our former CEO and former CFO in connection with their consent agreements with the Securities and Exchange Commission.

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

Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
September 30, 2012
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$481,394	$8,215	$646	$(2,460)	$487,795
Restricted cash	252,900	360	—	—	253,260
Accounts receivable (net of allowance of $2,235)	—	24,594	5	—	24,599
Income tax receivable	6,372	—	—	—	6,372
Owned inventory	—	1,099,132	—	—	1,099,132
Consolidated inventory not owned	—	12,420	—	—	12,420
Investments in unconsolidated entities	773	41,305	—	—	42,078
Deferred tax assets, net	6,848	—	—	—	6,848
Property, plant and equipment, net	—	18,974	—	—	18,974
Previously owned rental homes, net	—	—	—	—	—
Investments in subsidiaries	63,120	—	—	(63,120)	—
Intercompany	969,425	—	3,001	(972,426)	—
Other assets	21,307	7,783	1,650	—	30,740
Total assets	$1,802,139	$1,212,783	$5,302	$(1,038,006)	$1,982,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$69,268	$—	$—	$69,268
Other liabilities	49,354	96,389	1,975	—	147,718
Intercompany	1,098	973,788	—	$(974,886)	—
Obligations related to land not owned under option agreements	—	4,787	—	—	4,787
Total debt (net of discounts of $3,082)	1,489,440	8,758	—	—	1,498,198
Total liabilities	1,539,892	1,152,990	1,975	$(974,886)	1,719,971
Stockholders’ equity	262,247	59,793	3,327	(63,120)	262,247
Total liabilities and stockholders’ equity	$1,802,139	$1,212,783	$5,302	$(1,038,006)	$1,982,218

Beazer Homes USA, Inc.

Consolidating Balance Sheet Information
September 30, 2011
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$360,723	$10,488	$418	$(1,226)	$370,403
Restricted cash	276,678	380	—	—	277,058
Accounts receivable (net of allowance of $3,872)	—	28,292	11	—	28,303
Income tax receivable	4,823	—	—	—	4,823
Owned inventory	—	1,192,380	—	—	1,192,380
Consolidated inventory not owned	—	11,753	—	—	11,753
Investments in unconsolidated entities	773	8,694	—	—	9,467
Deferred tax assets	2,760	—	—	—	2,760
Property, plant and equipment, net	—	22,613	—	—	22,613
Previously owned rental homes, net	—	11,347	—	—	11,347
Investments in subsidiaries	100,996	—	—	(100,996)	—
Intercompany	1,013,753	—	4,773	(1,018,526)	—
Other assets	18,550	25,190	2,830	—	46,570
Total assets	$1,779,056	$1,311,137	$8,032	$(1,120,748)	$1,977,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$72,695	$—	$—	$72,695
Other liabilities	93,047	116,210	2,930	—	212,187
Intercompany	1,072	1,018,680	—	(1,019,752)	—
Obligations related to consolidated inventory not owned	—	5,389	—	—	5,389
Total debt (net of discounts of $23,243)	1,486,557	2,269	—	—	1,488,826
Total liabilities	1,580,676	1,215,243	2,930	(1,019,752)	1,779,097
Stockholders’ equity	198,380	95,894	5,102	(100,996)	198,380
Total liabilities and stockholders’ equity	$1,779,056	$1,311,137	$8,032	$(1,120,748)	$1,977,477

Beazer Homes USA, Inc.

Consolidating Statement of Operations Information
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2012
Total revenue	$—	$1,005,677	$941	$(941)	$1,005,677
Home construction and land sales expenses	60,952	828,368	—	(941)	888,379
Inventory impairments and option contract abandonments	275	11,935	—	—	12,210
Gross (loss) profit	(61,227)	165,374	941	—	105,088
Commissions	—	43,585	—	—	43,585
General and administrative expenses	—	109,937	114	—	110,051
Depreciation and amortization	—	13,510	—	—	13,510
Operating (loss) income	(61,227)	(1,658)	827	—	(62,058)
Equity in loss of unconsolidated entities	—	304	—	—	304
Loss on extinguishment of debt	(45,097)	—	—	—	(45,097)
Other (expense) income, net	(71,474)	2,328	27	—	(69,119)
(Loss) income before income taxes	(177,798)	974	854	—	(175,970)
(Benefit from) provision for income taxes	(68,026)	27,380	299	—	(40,347)
Equity in loss of subsidiaries	(25,851)	—	—	25,851	—
(Loss) income from continuing operations	(135,623)	(26,406)	555	25,851	(135,623)
Loss from discontinued operations	—	(9,695)	(8)		(9,703)
Equity in loss of subsidiaries	(9,703)	—	—	9,703	—
Net (loss) income	$(145,326)	$(36,101)	$547	$35,554	$(145,326)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2011
Total revenue	$—	$742,405	$1,102	$(1,102)	$742,405
Home construction and land sales expenses	46,382	616,571	—	(1,102)	661,851
Inventory impairments and option contract abandonments	1,907	30,552	—	—	32,459
Gross (loss) profit	(48,289)	95,282	1,102	—	48,095
Commissions	—	32,711	—	—	32,711
General and administrative expenses	—	137,261	115	—	137,376
Depreciation and amortization	—	10,253	—	—	10,253
Operating (loss) income	(48,289)	(84,943)	987	—	(132,245)
Equity in income of unconsolidated entities	—	560	—	—	560
Loss on extinguishment of debt	(2,909)	—	—	—	(2,909)
Other (expense) income, net	(73,440)	11,145	71	—	(62,224)
(Loss) income before income taxes	(124,638)	(73,238)	1,058	—	(196,818)
(Benefit from) provision for income taxes	(46,540)	49,536	370	—	3,366
Equity in loss of subsidiaries	(122,086)	—	—	122,086	—
(Loss) income from continuing operations	(200,184)	(122,774)	688	122,086	(200,184)
Loss from discontinued operations	—	(4,672)	(3)	—	(4,675)
Equity in loss of subsidiaries	(4,675)	—	—	4,675	—
Net (loss) income	$(204,859)	$(127,446)	$685	$126,761	$(204,859)

Beazer Homes USA, Inc.

Consolidating Statement of Operations Information
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2010
Total revenue	$—	$989,350	$1,802	$—	$991,152
Home construction and land sales expenses	52,243	805,714	—	—	857,957
Inventory impairments and option contract abandonments	2,313	47,253	—	—	49,566
Gross (loss) profit	(54,556)	136,383	1,802	—	83,629
Commissions	—	43,279	—	—	43,279
General and administrative expenses	—	141,005	110	—	141,115
Depreciation and amortization	—	12,669	—	—	12,669
Operating (loss) income	(54,556)	(60,570)	1,692	—	(113,434)
Equity in loss of unconsolidated entities	—	(8,807)	—	—	(8,807)
Gain on extinguishment of debt	43,625	276	—	—	43,901
Other (expense) income, net	(74,215)	4,551	79	—	(69,585)
(Loss) income before income taxes	(85,146)	(64,550)	1,771	—	(147,925)
(Benefit from) provision for income taxes	(32,143)	(86,832)	620	—	(118,355)
Equity in income of subsidiaries	23,433	—	—	(23,433)	—
(Loss) income from continuing operations	(29,570)	22,282	1,151	(23,433)	(29,570)
Loss from discontinued operations	—	(4,474)	(5)	—	(4,479)
Equity in loss of subsidiaries	(4,479)	—	—	4,479	—
Net (loss) income	$(34,049)	$17,808	$1,146	$(18,954)	$(34,049)

Beazer Homes USA, Inc.
Consolidating Statements of Cash Flow Information
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2012
Net cash (used in) provided by operating activities	$(110,429)	$88,806	$778	$—	$(20,845)
Cash flows from investing activities:
Capital expenditures	—	(17,363)	—	—	(17,363)
Investments in unconsolidated entities	—	(2,407)	—	—	(2,407)
Return of capital from unconsolidated entities	—	610	—	—	610
Increases in restricted cash	(2,100)	(1,160)	—	—	(3,260)
Decreases in restricted cash	25,919	1,139	—	—	27,058
Net cash provided by (used in) investing activities	23,819	(19,181)	—	—	4,638
Cash flows from financing activities:
Repayment of debt	(309,063)	(1,324)	—	—	(310,387)
Proceeds from issuance of new debt	300,000	—	—	—	300,000
Debt issuance costs	(10,845)	—	—	—	(10,845)
Proceeds from issuance of common stock	60,340	—	—	—	60,340
Proceeds from issuance of TEU prepaid stock purchase contracts, net	88,361	—	—	—	88,361
Proceeds from issuance of TEU amortizing notes	23,500	—	—	—	23,500
Settlement of unconsolidated entity debt obligations	(15,862)	—	—	—	(15,862)
Payments for other financing activities	(1,508)	—	—	—	(1,508)
Dividends paid	2,300	—	(2,300)	—	—
Advances to/from subsidiaries	70,058	(70,574)	1,750	(1,234)	—
Net cash provided by (used in) financing activities	207,281	(71,898)	(550)	(1,234)	133,599
(Decrease) increase in cash and cash equivalents	120,671	(2,273)	228	(1,234)	117,392
Cash and cash equivalents at beginning of period	360,723	10,488	418	(1,226)	370,403
Cash and cash equivalents at end of period	$481,394	$8,215	$646	$(2,460)	$487,795
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2011
Net cash (used in) provided by operating activities	$(53,850)	$(126,090)	$1,004	$—	$(178,936)
Cash flows from investing activities:
Capital expenditures	—	(20,514)	—	—	(20,514)
Investments in unconsolidated entities	—	(1,924)	—	—	(1,924)
Increases in restricted cash	(249,728)	(1,111)	—	—	(250,839)
Decreases in restricted cash	11,832	1,149	—	—	12,981
Net cash used in investing activities	(237,896)	(22,400)	—	—	(260,296)
Cash flows from financing activities:
Repayment of debt	(214,005)	(1,371)	—	—	(215,376)
Proceeds from issuance of new debt	246,387	—	—	—	246,387
Proceeds from issuance of cash secured loan	247,368	—	—	—	247,368
Debt issuance costs	(5,172)	—	—	—	(5,172)
Payments for other financing activities	(693)	—	—	—	(693)
Dividends paid	850	—	(850)	—	—
Advances to/from subsidiaries	(153,113)	152,006	64	1,043	—
Net cash provided by (used in) financing activities	121,622	150,635	(786)	1,043	272,514
(Decrease) increase in cash and cash equivalents	(170,124)	2,145	218	1,043	(166,718)
Cash and cash equivalents at beginning of period	530,847	8,343	200	(2,269)	537,121
Cash and cash equivalents at end of period	$360,723	$10,488	$418	$(1,226)	$370,403

Beazer Homes USA, Inc.
Consolidating Statements of Cash Flow Information
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2010
Net cash (used in) provided by operating activities	$(88,344)	$159,953	$(1,924)	$—	$69,685
Cash flows from investing activities:
Capital expenditures	—	(10,849)	—	—	(10,849)
Investments in unconsolidated entities	—	(5,602)	—	—	(5,602)
Increases in restricted cash	(36,345)	(1,094)	—	—	(37,439)
Decreases in restricted cash	46,477	1,223	—	—	47,700
Net cash used in investing activities	10,132	(16,322)	—	—	(6,190)
Cash flows from financing activities:
Repayment of debt	(616,858)	(2,948)	—	—	(619,806)
Proceeds from issuance of new debt	357,500	1,200	—	—	358,700
Debt issuance costs	(9,234)	—	—	—	(9,234)
Proceeds from issuance of common stock, net	166,718	—	—	—	166,718
Proceeds from issuance of TEU prepaid stock purchase contracts, net	57,429	—	—	—	57,429
Proceeds from issuance of TEU amortizing notes	15,738	—	—	—	15,738
Payments for other financing activities	(3,258)	—	—	—	(3,258)
Advances to/from subsidiaries	145,332	(145,022)	(791)	481	—
Net cash provided by (used in) financing activities	113,367	(146,770)	(791)	481	(33,713)
(Decrease) increase in cash and cash equivalents	35,155	(3,139)	(2,715)	481	29,782
Cash and cash equivalents at beginning of period	495,692	11,482	2,915	(2,750)	507,339
Cash and cash equivalents at end of period	$530,847	$8,343	$200	$(2,269)	$537,121

(16) Discontinued Operations
We continually review each of our markets in order to refine our overall investment strategy and to optimize capital and resource allocations in an effort to enhance our financial position and to increase stockholder value. This review entails an evaluation of both external market factors and our position in each market and over time has resulted in the decision to discontinue certain of our homebuilding operations.
We have separately classified the results of operations of our discontinued operations in the accompanying consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of September 30, 2012 or September 30, 2011. Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of operations. The results of our discontinued operations in the consolidated statements of operations for the fiscal years ended September 30, 2012, 2011, and 2010 were as follows (in thousands):

	Fiscal Year Ended September 30,
	2012	2011	2010
Total revenue	$6,029	$42,806	$51,856
Home construction and land sales expenses	6,057	38,157	43,374
Inventory impairments and lot option abandonments	579	2,906	2,273
Gross (loss) profit	(607)	1,743	6,209
Commissions	217	1,167	2,219
General and administrative expenses (a)	9,206	4,270	7,460
Depreciation and amortization	35	455	736
Operating loss	(10,065)	(4,149)	(4,206)
Equity in loss of unconsolidated entities	(37)	(518)	(15,543)
Other (loss) income, net	(1)	55	437
Loss from discontinued operations before income taxes	(10,103)	(4,612)	(19,312)
(Benefit from) provision for income taxes	(400)	63	(14,833)
Loss from discontinued operations, net of tax	$(9,703)	$(4,675)	$(4,479)

(a)
General and administrative expenses for the fiscal year ended September 30, 2012 primarily includes expense for the wind-down of our NW Florida operations, legal fees and potential liability related to outstanding litigation and other matters in Denver, Colorado and legal fees and other expenses related to BMC's settlement agreements related to our prior mortgage operations (see Note 9 for additional information).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beazer Homes USA, Inc. and subsidiaries at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Beazer Homes USA, Inc. and subsidiaries as of September 30, 2012 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2012 and our report dated November 12, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 12, 2012

Quarterly Financial Data

Summarized quarterly financial information (unaudited):

(in thousands, except per share data)	Quarter Ended
Fiscal 2012	December 31	March 31	June 30	September 30
Total revenue	$188,548	$191,643	$254,555	$370,931
Gross profit (a)	22,269	20,190	21,231	41,398
Operating loss	(16,699)	(17,694)	(21,155)	(6,510)
Net income (loss) from continuing operations (b)	698	(37,866)	(38,056)	(60,399)
Basic EPS from continuing operations	$0.05	$(2.41)	$(1.92)	$(2.57)
Diluted EPS from continuing operations	$0.04	$(2.41)	$(1.92)	$(2.57)

Fiscal 2011
Total revenue	$108,952	$125,716	$172,829	$334,908
Gross profit (a)	11,262	(1,344)	13,835	24,342
Operating loss	(28,136)	(44,707)	(35,239)	(24,163)
Net loss from continuing operations (b)	(48,272)	(53,778)	(55,755)	(42,379)
Basic EPS from continuing operations	$(3.27)	$(3.64)	$(3.77)	$(2.86)
Diluted EPS from continuing operations	$(3.27)	$(3.64)	$(3.77)	$(2.86)

(a)	Gross profit in fiscal 2012 and 2011 includes inventory impairment and option contract abandonments as follows:

(in thousands)	Fiscal 2012	Fiscal 2011
1st Quarter	$3,503	$639
2nd Quarter	1,170	17,822
3rd Quarter	5,819	6,870
4th Quarter	1,718	7,128
	$12,210	$32,459

(b)	Net (loss) income from continuing operations in fiscal 2012 and 2011 include gain (loss) on extinguishment of debt (as follows).

(in thousands)	Fiscal 2012	Fiscal 2011
1st Quarter	$—	$(2,902)
2nd Quarter	(2,747)	(102)
3rd Quarter	—	95
4th Quarter	(42,350)	—
	$(45,097)	$(2,909)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012, at a reasonable assurance level.
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

Management's Report on Internal Control over Financial Reporting

Beazer Homes USA, Inc.'s management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officer and effected by Beazer Homes USA, Inc.'s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2012, utilizing the criteria described in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of September 30, 2012. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of September 30, 2012. The effectiveness of our internal control over financial reporting as of September 30, 2012 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II - Item 8 - Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our proxy statement for our 2013 annual meeting of stockholders, which is expected to be filed on or before December 22, 2012.

Executive Officer Business Experience

ALLAN P. MERRILL.  Mr. Merrill, 46, joined us in May 2007 as Executive Vice President and Chief Financial Officer and currently serves as our President and Chief Executive Officer. Mr. Merrill was previously with Move, Inc. where he served as Executive Vice President of Corporate Development and Strategy beginning in October 2001. From April 2000 to October 2001, Mr. Merrill was president of Homebuilder.com, a division of Move, Inc. Mr. Merrill joined Move, Inc. following a 13-year tenure with the investment banking firm UBS (and its predecessor Dillon, Read & Co.), where he was a managing director and served most recently as co-head of the Global Resources Group, overseeing the construction and building materials, chemicals, forest products, mining and energy industry groups. Mr. Merrill is a member of the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University and the Homebuilding Community Foundation. He is a graduate of the University of Pennsylvania, Wharton School with a Bachelor of Science in Economics.

KENNETH F. KHOURY.  Mr. Khoury, 61, joined us in January 2009 as Executive Vice President and General Counsel and currently serves as our Executive Vice President, General Counsel, and Chief Administration Officer. Mr. Khoury was previously Executive Vice President and General Counsel of Delta Air Lines from September 2006 to November 2008. Practicing law for over 30 years, Mr. Khoury's career has included both private practice and extensive in-house counsel experience. Prior to Delta Air Lines, Mr. Khoury was Senior Vice President and General Counsel of Weyerhaeuser Corporation and spent 15 years with Georgia-Pacific Corporation, where he served as Vice President and Deputy General Counsel. He also spent five years at law firm White & Case in New York. He received a Bachelor of Arts degree from Rutgers College and a Juris Doctor from Fordham University School of Law.

ROBERT L. SALOMON.  Mr. Salomon, 52, joined us in February 2008 as Senior Vice President and Chief Accounting Officer and Controller and currently serves as our Executive Vice President, Chief Financial Officer and Chief Accounting Officer. Mr. Salomon was previously with the homebuilding company Ashton Woods Homes where he served as Chief Financial Officer and Treasurer since 1998. Previously, he served with homebuilder MDC Holdings, Inc. in financial management roles of increasing responsibility over a 6 year period. A Certified Public Accountant, Mr. Salomon has 28 years of financial management experience, 20 of which have been in the homebuilding industry. Mr. Salomon is a member of the American Institute of Certified Public Accountants and a graduate of the University of Iowa with a Bachelor of Business Administration.

Code of Ethics

Beazer Homes has adopted a Code of Business Conduct and Ethics for its senior financial officers, which applies to its principal financial officer and controller, other senior financial officers and Chief Executive Officer. The full text of the Code of Business Conduct and Ethics can be found on the Company's website, www.beazer.com. If at any time there is an amendment or waiver of any provision of our Code of Business Conduct and Ethics that is required to be disclosed, information regarding such amendment or waiver will be published on our website.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our proxy statement for our 2013 annual meeting of stockholders, which is expected to be filed on or before December 22, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2013 annual meeting of stockholders, which is expected to be filed on or before December 22, 2012.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our proxy statement for our 2013 annual meeting of stockholders, which is expected to be filed on or before December 22, 2012.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our proxy statement for our 2013 annual meeting of stockholders, which is expected to be filed on or before December 22, 2012.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K.

(a)    1.     Financial Statements

2. Financial Statement Schedules

None required.

3.     Exhibits

Unless otherwise noted, all exhibits were filed under File No. 001-12822

Exhibit Number		Exhibit Description

3.1	—	Amended and Restated Certificate of Incorporation of the Company - incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended September 30, 2008
3.2	—
Certificate of Amendment, dated April 13, 2010, to the Amended and Restated Certificate of Incorporation of the Company - incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended March 31, 2010

3.3	—	Fourth Amended and Restated Bylaws of the Company - incorporated herein by reference to Exhibit 3.3 of the Company's Form 10-K for the year ended September 30, 2010
3.4	—
Certificate of Amendment dated February 3, 2011 to the Amended and Restated Certificate of Incorporation of the Company. - incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on February 8, 2011

3.5	—
Certificate of Amendment dated October 11, 2012 to the Amended and Restated Certificate of Incorporation of the Company. - incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on October 12, 2012

4.1	—	Form of 67/8% Senior Notes due 2015 - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 13, 2005
4.2	—
Form of Fifth Supplemental Indenture, dated as of June 8, 2005, by and among the Company, the Guarantors party thereto and U.S. Bank National Association, as trustee - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 13, 2005

4.3	—
Seventh Supplemental Indenture, dated as of January 9, 2006, to the Trust Indenture dated as of April 17, 2002 - incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K filed on January 17, 2006

4.4	—	Form of Senior Note due 2016 - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 8, 2006
4.5	—
Form of Eighth Supplemental Indenture, dated June 6, 2006, by and among the Company, the guarantors named therein and UBS Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities, Inc., Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc., BNP Paribas Securities Corp. and Greenwich Capital Markets - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 8, 2006

4.6	—
Ninth Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture, dated April 17, 2002, among Beazer Homes USA, Inc., US Bank National Association, as trustee, and the subsidiary guarantors party thereto - incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K filed on October 30, 2007

4.7	—
Form of Junior Subordinated indenture between the Company, JPMorgan Chase Bank, National Association, dated June 15, 2006 - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 21, 2006

4.8	—
Form of the Amended and Restated Trust Agreement among the Company, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and certain individuals named therein as Administrative Trustees, dated June 15, 2006 - incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on June 21, 2006

4.9	—	Indenture dated January 12, 2010 between the Company and the U.S. Bank National Association - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on January 12, 2010
4.10	—
First Supplemental Indenture dated January 12, 2010 between the Company and the U.S. Bank National Association - incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on January 12, 2010

4.11	—	Form of 71/2% Mandatory Convertible Notes due 2013 - incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on January 12, 2010
4.12	—
Form of Tangible Equity Unit, Form of Purchase Contract and Purchase Contract Agreement, dated May 10, 2010, between the Company and U.S. Bank National Association - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on May 10, 2010

4.13	—
Form of Amortizing Note and Twelfth Supplemental Indenture, dated May 10, 2010, between the Company and U.S. Bank National Association - incorporated herein by reference to Exhibit 4.4 of the Company's Form 8-K filed on May 10, 2010

4.14	—
Form of Senior Note due 2018 and Thirteenth Supplemental Indenture, dated May 20, 2010, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on May 20, 2010

4.15	—
Fourteenth Supplemental Indenture, dated November 12, 2010, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (includes the form of Note) - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on November 18, 2010

4.16	—
Fifteenth Supplemental Indenture, dated July 22, 2011, between the Company and U.S. Bank National Association, amending and supplementing the Thirteenth Supplemental Indenture, dated May 20, 2010, and the Fourteenth Supplemental Indenture, dated November 12, 2010 - incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2011

4.17	—
Section 382 Rights Agreement, dated as of November 12, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on November 16, 2010

4.18	—
First Amendment to Section 382 Rights Agreement, dated December 6, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on December 8, 2010

4.19	—
Purchase Contract Agreement dated July 16, 2012 between Beazer Homes USA, Inc. and U.S. Bank National Association - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on July 16, 2012

4.20	—
Sixteenth Supplemental Indenture dated July 16, 2012 between Beazer Homes USA, Inc. and U.S. Bank National Association - incorporated herein by reference to Exhibit 4.4 of the Company's Form 8-K filed on July 16, 2012

4.21	—
Indenture for 6.625% Senior Secured Notes due 2018, dated July 18, 2012 by and among the Company, the subsidiary guarantors party thereto, U.S. Bank National Association, as trustee, and Wilmington Trust, National Association, as Collateral Agent - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on July 19, 2012

4.22	—
Registration Rights Agreement for 6.625% Senior Secured Notes due 2018, dated July 18, 2012, by and among the Company, and the subsidiary party thereto, and the Initial Purchasers - incorporated herein by reference to Exhibit 4.3 of the Company's Form 8-K filed on July 19, 2012

4.23	—	Specimen Physical Common Stock Certificate of Beazer Homes USA, Inc. - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on October 12, 2012
10.1*	—	Non-Employee Director Stock Option Plan - incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K for the year ended September 30, 2003
10.2*	—	Amended and Restated 1999 Stock Incentive Plan - incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2008
10.3*	—	Second Amended and Restated Corporate Management Stock Purchase Program - incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-K for the year ended September 30, 2007
10.4*	—	Director Stock Purchase Program - incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the year ended September 30, 2004
10.5*	—	Form of Stock Option and Restricted Stock Award Agreement - incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-K for the year ended September 30, 2004
10.6*	—	Form of Stock Option Award Agreement - incorporated herein by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended September 30, 2004
10.7*	—	Form of Performance Shares Award Agreement dated as of February 2, 2006 - incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-Q for the quarter ended March 31, 2006
10.8*	—	Form of Award Agreement dated as of February 2, 2006 - incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-Q for the quarter ended March 31, 2006
10.9*	—	2005 Executive Value Created Incentive Plan - incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 9, 2005
10.10*	—	Form of Indemnification Agreement - incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 1, 2008
10.11	—
Extension and amendment to the Company's Amended and Restated Credit Agreement, dated as of August 5, 2009, by and between the Company and CITIBANK, N.A. - incorporated herein by reference to the Exhibit 10.1 of the Company's Form 10-Q for the period ended June 30, 2011

10.12*	—
2008 Beazer Homes USA, Inc. Deferred Compensation Plan, adopted effective January 1, 2008 - incorporated herein by reference to Exhibit 10.27 of the Company's Form 10-K for the fiscal year ended September 30, 2007

10.13*	—	Discretionary Employee Bonus Plan - incorporated herein by reference to Exhibit 10.28 of the Company's Form 10-K for the fiscal year ended September 30, 2007
10.14*	—	2010 Equity Plan - incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended March 31, 2010
10.15*	—
Form of 2010 Equity Incentive Plan Employee Award Agreement for Option and Restricted Stock Awards - incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2010

10.16*	—
Form of 2010 Equity Incentive Plan Director Award Agreement for Option and Restricted Stock Awards - incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2010

10.17	—
Exchange Agreement among Beazer Homes USA, Inc. and Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd. dated as of January 15, 2010 - incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated January 21, 2010

10.18	—
Junior Subordinated Indenture between Beazer Homes USA, Inc. and Wilmington Trust Company, as trustee, dated as of January 15, 2010 - incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated January 21, 2010

10.19*	—	Employment Agreement by and between the Company and Allan Merrill dated as of June 13, 2011 - incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K/A filed on August 29, 2011
10.20*	—	Employment Agreement by and between the Company and Robert L. Salomon dated as of June 13, 2011 - incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on August 29, 2011
10.21*	—	Employment Agreement by and between the Company and Kenneth F. Khoury dated as of June 13, 2011 - incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K filed on August 29, 2011
10.22*	—	Separation Agreement by and between Ian J. McCarthy and the Company dated as of June 12, 2011 - incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on June 14, 2011
10.23*	—	Release by Ian J. McCarthy to and in favor of the Company dated as of June 12, 2011 - incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on June 14, 2011
10.24	—
Delayed-Draw Term Loan Facility, dated November 16, 2010, among Beazer Homes USA, Inc., Citibank, N.A. and Citigroup Global markets Inc. - incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on November 18, 2010

10.25	—
Delayed-Draw Term Loan Facility, dated November 16, 2010, among Beazer Homes USA, Inc., Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. - incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on November 18, 2010

10.26*	—
Form of Employee Award Agreement for Option and Restricted Stock (Named Executive Officers) dated as of November 16, 2011 - incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed on November 22, 2011

10.27	—
Third Extension and Amendment to the Company's Amended and Restated Credit Agreement, dated as of August 5, 2009, by and between the Company and Citibank, N.A. - incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed on August 9, 2012

10.28	—
First Amendment to the Delayed-Draw Term Loan Facility, dated as of November 16, 2010, by and between Beazer Homes USA, Inc. and Citibank, N.A. - incorporated herein by reference to Exhibit 10.2 of the Company's 8-K filed on August 9, 2012

10.29	—
First Amendment to the Delayed-Draw Term Loan Facility, dated as of November 16, 2010, by and between Beazer Homes USA, Inc. and Deutsche Bank AG Cayman Islands Branch - incorporated herein by reference to Exhibit 10.3 of the Company's 8-K filed on August 9, 2012

10.30	—
Second Amended and Restated Credit Agreement, dated as of September 24, 2012, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent - incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed on September 26, 2012

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
The following financial statements from Beazer Homes USA, Inc.’s Annual Report on Form 10-K for the period ended September 30, 2012, filed on November 13, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

* Represents a management contract or compensatory plan or arrangement

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
The following financial statements from Beazer Homes USA, Inc.’s Annual Report on Form 10-K for the period ended September 30, 2012, filed on November 13, 2012, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

(d) Financial Statement Schedules

Reference is made to Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 12, 2012	Beazer Homes USA, Inc.

		By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 12, 2012	By:		/s/ Brian C. Beazer
			Name:	Brian C. Beazer
Director and Non-Executive Chairman of the Board

Date:	November 12, 2012	By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
President and Chief Executive Officer

Date:	November 12, 2012	By:		/s/ Elizabeth S. Acton
			Name:	Elizabeth S. Acton
Director

Date:	November 12, 2012	By:		/s/ Laurent Alpert
			Name:	Laurent Alpert
Director

Date:	November 12, 2012	By:		/s/ Peter G. Leemputte
			Name:	Peter G. Leemputte
Director

Date:	November 12, 2012	By:		/s/ Norma Provencio
			Name:	Norma Provencio
Director

Date:	November 12, 2012	By:		/s/ Larry T. Solari
			Name:	Larry T. Solari
Director

Date:	November 12, 2012	By:		/s/ Stephen P. Zelnak
			Name:	Stephen P. Zelnak, Jr.
Director

Date:	November 12, 2012	By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer