Form 10-Q
period 2012-12-31
BEAZER HOMES USA INC
filed 2013-01-28
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding at January 25, 2013
Common Stock, $0.001 par value	25,095,788

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

•
economic changes nationally or in local markets, including changes in consumer confidence, changes in the level of housing starts, declines in employment levels, inflation and changes in the demand and prices of new homes and resale homes in the market;

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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2012	September 30, 2012
ASSETS
Cash and cash equivalents	$396,696	$487,795
Restricted cash	251,455	253,260
Accounts receivable (net of allowance of $2,184 and $2,235, respectively)	23,484	24,599
Income tax receivable	2,513	6,372
Inventory
Owned inventory	1,141,691	1,099,132
Land not owned under option agreements	9,205	12,420
Total inventory	1,150,896	1,111,552
Investments in unconsolidated entities	42,029	42,078
Deferred tax assets, net	6,924	6,848
Property, plant and equipment, net	18,054	18,974
Other assets	29,473	30,740
Total assets	$1,921,524	$1,982,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$56,062	$69,268
Other liabilities	122,269	147,718
Obligations related to land not owned under option agreements	3,625	4,787
Total debt (net of discounts of $2,944 and $3,082, respectively)	1,496,951	1,498,198
Total liabilities	1,678,907	1,719,971
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 100,000,000 shares authorized, 24,690,033 and 24,601,830 issued and outstanding, respectively)	25	25
Paid-in capital	834,752	833,994
Accumulated deficit	(592,160)	(571,772)
Total stockholders’ equity	242,617	262,247
Total liabilities and stockholders’ equity	$1,921,524	$1,982,218

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	December 31,
	2012	2011
Total revenue	$246,902	$188,548
Home construction and land sales expenses	210,614	162,776
Inventory impairments and option contract abandonments	204	3,503
Gross profit	36,084	22,269
Commissions	10,642	8,371
General and administrative expenses	26,328	28,194
Depreciation and amortization	2,715	2,403
Operating loss	(3,601)	(16,699)
Equity in income (loss) of unconsolidated entities	36	(77)
Other expense, net	(15,627)	(18,273)
Loss from continuing operations before income taxes	(19,192)	(35,049)
Benefit from income taxes	(253)	(35,747)
(Loss) income from continuing operations	(18,939)	698
(Loss) income from discontinued operations, net of tax	(1,449)	41
Net (loss) income	$(20,388)	$739
Weighted average number of shares:
Basic	24,294	14,833
Diluted	24,294	17,421
(Loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(0.78)	$0.05
Basic (loss) earnings per share from discontinued operations	$(0.06)	$—
Basic (loss) earnings per share	$(0.84)	$0.05
Diluted (loss) earnings per share from continuing operations	$(0.78)	$0.04
Diluted (loss) earnings per share from discontinued operations	$(0.06)	$—
Diluted (loss) earnings per share	$(0.84)	$0.04

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(20,388)	$739
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,715	2,424
Stock-based compensation expense	784	1,279
Inventory impairments and option contract abandonments	221	3,535
Deferred and other income tax benefit	(102)	(36,065)
Provision for doubtful accounts	(51)	3
Equity in (income) loss of unconsolidated entities	(36)	106
Cash distributions of income from unconsolidated entities	200	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,166	333
Decrease in income tax receivable	3,859	1,742
(Increase) decrease in inventory	(38,703)	12,097
Decrease in other assets	1,093	1,485
Decrease in trade accounts payable	(13,206)	(26,300)
Decrease in other liabilities	(24,982)	(32,448)
Other changes	(23)	(17)
Net cash used in operating activities	(87,453)	(71,087)
Cash flows from investing activities:
Capital expenditures	(1,772)	(8,636)
Investments in unconsolidated entities	(115)	(477)
Increases in restricted cash	(278)	(672)
Decreases in restricted cash	2,083	489
Net cash used in investing activities	(82)	(9,296)
Cash flows from financing activities:
Repayment of debt	(1,902)	(1,522)
Debt issuance costs	(1,136)	(97)
Settlement of unconsolidated entity debt obligation	(500)	(15,862)
Payments for other financing activities	(26)	(15)
Net cash used in financing activities	(3,564)	(17,496)
Decrease in cash and cash equivalents	(91,099)	(97,879)
Cash and cash equivalents at beginning of period	487,795	370,403
Cash and cash equivalents at end of period	$396,696	$272,524

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (Beazer Homes or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. Certain items in prior period financial statements have been reclassified to conform to the current presentation. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in the Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the 2012 Annual Report). Over the past few years, we have discontinued homebuilding operations in certain of our markets. Results from our title services business and our exit markets are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented (see Note 14 for further discussion of our Discontinued Operations). On October 11, 2012, the Company announced the effectiveness of a one-for-five reverse stock split. All historic share and per share information, including earnings per share, in this Form 10-Q have been retroactively adjusted to reflect this reverse stock split. Certain items in prior period financial statements have been revised to conform to the current presentation. Our net loss is equivalent to our comprehensive loss so we have not presented a separate statement of comprehensive loss. We evaluated events that occurred after the balance sheet date but before the financial statements were issued or were available to be issued for accounting treatment and disclosure.
Inventory Valuation — We assess our inventory assets no less than quarterly for recoverability in accordance with the policies as described in Notes 1 and 4 to the consolidated financial statements in our 2012 Annual Report. Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. For those communities for which construction and development activities are expected to occur in the future or have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We record assets held for sale at the lower of the carrying value or fair value less costs to sell.
Other Liabilities. Other liabilities include the following:

(In thousands)	December 31, 2012	September 30, 2012
Income tax liabilities	$22,160	$22,225
Accrued warranty expenses	14,342	15,477
Accrued interest	16,097	28,673
Accrued and deferred compensation	13,812	24,612
Customer deposits	9,706	8,830
Other	46,152	47,901
Total	$122,269	$147,718

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

(2) Supplemental Cash Flow Information

	Three Months Ended
	December 31,
(In thousands)	2012	2011
Supplemental disclosure of non-cash activity:
(Decrease) increase in obligations related to land not owned under option agreements	$(1,162)	$1,485
Decrease in future land purchase rights	—	(11,651)
Contribution of future land purchase rights to unconsolidated entities	—	11,651
Supplemental disclosure of cash activity:
Interest payments	39,024	50,733
Income tax payments	15	179
Tax refunds received	3,925	1,966

(3) Investments in Unconsolidated Entities
As of December 31, 2012, we participated in certain land development joint ventures and other unconsolidated entities in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated entities, the total equity and outstanding borrowings of these unconsolidated entities, and our guarantees of these borrowings, as of December 31, 2012 and September 30, 2012:

(In thousands)	December 31, 2012	September 30, 2012
Beazer’s investment in unconsolidated entities	$42,029	$42,078
Total equity of unconsolidated entity	443,526	383,482
Total outstanding borrowings of unconsolidated entities	64,281	64,912
Beazer’s estimate of its maximum exposure to our repayment guarantees	—	696

For the three months ended December 31, 2012 and 2011, our income (loss) from unconsolidated entity activities, the impairments of our investments in certain of our unconsolidated entities, and the overall equity in income (loss) of unconsolidated entities is as follows:

	Three Months Ended
	December 31,
(In thousands)	2012	2011
Continuing operations:
Income (loss) from unconsolidated entity activity	$36	$(77)
Impairment of unconsolidated entity investment	—	—
Equity in income (loss) of unconsolidated entities - continuing operations	$36	$(77)
Reported in loss from discontinued operations, net of tax:
Loss from unconsolidated entity activity	$—	$—
Impairment of unconsolidated entity investment	—	(29)
Equity in loss of unconsolidated entities - discontinued operations	$—	$(29)

South Edge/Inspirada
The Company holds a minority (less than 10%) interest in Inspirada Builders LLC which was formed in connection with the bankruptcy and subsequent plan of reorganization of the South Edge joint venture. During the quarter ended December 31, 2011, we paid $15.9 million in connection with this plan of reorganization. Our right to acquire land from Inspirada is a component of our investment. As such, we have recorded an investment in Inspirada, which includes the $11.7 million we previously estimated for our future right to purchase land and our cash contributions to the joint venture, primarily for organization costs. In addition to our initial payment, we, as a member of the Inspirada joint venture, will have obligations for a portion of future infrastructure and other development costs. At this time, these costs cannot be quantified due to, among other things, uncertainty over the future development configuration of the project and the related costs, market conditions, uncertainty over the remaining infrastructure costs and potential recoveries from previously filed bankruptcies of certain other South Edge members. In addition, there are uncertainties with respect to the location and density of the land we will receive as a result of our investment in Inspirada, the products we will build on such land and the estimated selling prices of such homes. Because there are uncertainties with respect to development costs, in future periods, we may be required to record adjustments to the carrying value of this Inspirada investment as better information becomes available.
Pre-Owned Rental Homes
Effective May 3, 2012, we contributed $0.3 million in cash and our Pre-Owned Homes business at cost, including 190 homes in Arizona and Nevada, of which 187 were leased, for a 23.5% equity method investment in an unconsolidated real estate investment trust (the REIT). The Company also received grants of restricted units in the REIT, of which a portion vested during the year ended September 30, 2012 and the quarter ended December 31, 2012. As of December 31, 2012, we held a 15.14% investment in the REIT.

Subsequent to the initial REIT offering, we entered into a transition services agreement with the REIT under which we provide interim Chief Financial Officer and various back office and administrative support on an as needed basis. These services may include treasury operations and cash management services, accounting and financial reporting services, human resources support, environmental and safety services, and tax support. Fees received related to the transition services agreement billed at our cost and recognized as other income were not material to our consolidated financial results.
Guarantees
Our land development joint ventures typically obtain secured acquisition, development and construction financing. Generally, Beazer and our land development joint ventures partners provide varying levels of guarantees of debt and other obligations for these unconsolidated entities.
As of September 30, 2012, we had recorded $0.7 million in Other Liabilities related to one repayment guarantee. During the quarter ended December 31, 2012, we entered into a guarantee release agreement and paid $0.5 million to settle our liability and recognized the remaining $0.2 million as other income.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint ventures project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three months ended December 31, 2012 and 2011, we were not required to make any payments related to environmental indemnities.
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

(4) Inventory

(In thousands)	December 31, 2012	September 30, 2012
Homes under construction	$261,062	$251,828
Development projects in progress	422,262	391,019
Land held for future development	367,245	367,102
Land held for sale	8,576	10,149
Capitalized interest	41,922	38,190
Model homes	40,624	40,844
Total owned inventory	$1,141,691	$1,099,132

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 147 ($33.6 million) and 174 ($39.7 million) substantially completed homes that were not subject to a sales contract (spec homes) at December 31, 2012 and September 30, 2012, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale in Unallocated and Other includes land held for sale in the markets we have decided to exit including Jacksonville, Florida, Charlotte, North Carolina and Detroit, Michigan. Total owned inventory, by reportable segment, is set forth in the table below:

(In thousands)	Projects in Progress	Held for Future Development	Land Held for Sale	Total Owned Inventory
December 31, 2012
West Segment	$273,964	$318,350	$2,553	$594,867
East Segment	274,709	25,274	3,326	303,309
Southeast Segment	150,685	23,621	75	174,381
Unallocated & Other	66,512	—	2,622	69,134
Total	$765,870	$367,245	$8,576	$1,141,691
September 30, 2012
West Segment	$261,239	$318,351	$2,553	$582,143
East Segment	279,954	25,130	3,204	308,288
Southeast Segment	118,853	23,621	1,675	144,149
Unallocated & Other	61,835	—	2,717	64,552
Total	$721,881	$367,102	$10,149	$1,099,132

Inventory Impairments. When conducting our community level review for the recoverability of our homebuilding inventories held for development, we establish a quarterly “watch list” of communities with more than 10 homes remaining that carry profit margins in backlog and in our forecast that are below a minimum threshold of profitability. Assets on the quarterly watch list are subject to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our threshold. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information.
In our impairment analyses for the quarter ended December 31, 2012, we have assumed limited market improvements in some communities beginning in fiscal 2014 and continuing improvement in these communities in subsequent years. For any communities scheduled to close out in fiscal 2013, we did not assume any market improvements. The discount rate used may be different for each community and ranged from 10.9% to 13.0% for the communities analyzed in the quarter ended December 31, 2012 and 14.3% to 17.0% for the quarter ended December 31, 2011. The following tables represent the results, by reportable segment of our community level review of the recoverability of our inventory assets held for development as of December 31, 2012, and 2011. We have elected to aggregate our disclosure at the reportable segment level because we believe this level of disclosure is most meaningful to the readers of our financial statements. The aggregate undiscounted cash flow fair value as a percentage of book value for the communities represented below is consistent with our expectations given our “watch list” methodology.

($ in thousands)		Undiscounted Cash Flow Analyses Prepared
Segment	# of Communities on Watch List	# of Communities	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV
Quarter Ended December 31, 2012
West	—	—	$—	n/a
East	3	3	9,588	107.0%
Southeast	1	1	5,257	128.6%
Unallocated	—	—	752	n/a
Total	4	4	$15,597	114.0%
Quarter Ended December 31, 2011
West	7	4	$15,543	96.7%
East	4	1	1,711	100.8%
Southeast	2	—	—	n/a
Unallocated	—	—	2,044	n/a
Total	13	5	$19,298	97.4%

There were no impairments recorded during the three months ended December 31, 2012 related to our discounted cash flow analyses. The table below summarizes the results of our discounted cash flow analysis for the three months ended December 31, 2011. The impairment charges below include impairments taken as a result of these discounted cash flow analyses and impairment charges recorded for individual homes sold and in backlog with net contribution margins below a minimum threshold of profitability in communities that were not otherwise impaired through our discounted cash flow analyses. The estimated fair value of the impaired inventory is determined immediately after a community’s impairment.

($ in thousands)	Communities Impaired As a Result of Discounted Cash Flow Analyses Prepared
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Period End
Quarter Ended December 31, 2011
West	1	51	$1,996	$6,377
East	—	—	—	—
Southeast	—	—	—	—
Unallocated	—	—	—	—
Continuing Operations	1	51	$1,996	$6,377
Discontinued Operations	—	—	—	—
Total	1	51	$1,996	$6,377

Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. During the quarter ended December 31, 2011, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors including competitive market conditions in those specific submarkets for the product and locations of these communities. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates based on current market conditions and management’s assumptions relative to future results led to an impairment in one community in our West segment for the quarter ended December 31, 2011. There were no comparable impairments in the quarter ended December 31, 2012. Market deterioration that exceeds our estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if markets deteriorate.
The impairments on land held for sale represent further write downs of these properties to net realizable value, less estimated costs to sell and are as a result of challenging market conditions and our review of recent comparable transactions. Our assumptions about land sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We calculated the estimated fair values of land held for sale based on current market conditions and assumptions made by management, which may differ materially from actual results and may result in additional impairments if market conditions deteriorate.
Also, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to not exercise certain options and to write-off the deposits securing the option takedowns and pre-acquisition costs, as applicable. In determining whether to abandon a lot option contract, we evaluate the lot option primarily based upon the expected cash flows from the property that is the subject of the option. If we intend to abandon or walk-away from a lot option contract, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs associated with the lot option contract. Abandonment charges relate to our decision to abandon or not exercise certain option contracts that are not projected to produce adequate results or no longer fit in our long-term strategic plan.
The following table sets forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the three months ended December 31, 2012 and 2011:

	Quarter Ended December 31,
(In thousands)	2012	2011
Development projects and homes in process (Held for Development)
West	$46	$1,996
East	13	122
Southeast	—	118
Unallocated	—	48
Subtotal	$59	$2,284
Land Held for Sale
West	$—	$—
East	—	—
Southeast	—	208
Subtotal	$—	$208
Lot Option Abandonments
West	$74	$2
East	22	474
Southeast	49	534
Unallocated	—	1
Subtotal	$145	$1,011
Continuing Operations	$204	$3,503
Discontinued Operations
Held for Development	$—	$16
Land Held for Sale	17	—
Lot Option Abandonments	—	16
Subtotal	$17	$32
Total Company	$221	$3,535

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

For the VIEs in which we are the primary beneficiary, we have consolidated the VIE and reflected such assets and liabilities as land not owned under option agreements in our balance sheets. For VIEs we were required to consolidate, we recorded the remaining contractual purchase price under the applicable lot option agreement to land not owned under option agreements with an offsetting increase to obligations related to land not owned under option agreements. Also, to reflect the purchase price of this inventory consolidated, we reclassified the related option deposits from land under development to land not owned under option agreement in the accompanying unaudited condensed consolidated balance sheets. Consolidation of these VIEs has no impact on the Company’s results of operations or cash flows.
The following provides a summary of our interests in lot option agreements as of December 31, 2012 and September 30, 2012:

(In thousands)	Deposits & Non-refundable Preacquisition Costs Incurred	Remaining Obligation	Land Not Owned - Under Option Agreements
As of December 31, 2012
Consolidated VIEs	$5,289	$2,650	$7,939
Other consolidated lot option agreements (a)	291	975	1,266
Unconsolidated lot option agreements	18,812	209,401	—
Total lot option agreements	$24,392	$213,026	$9,205
As of September 30, 2012
Consolidated VIEs	$7,203	$3,346	$10,549
Other consolidated lot option agreements (a)	430	1,441	1,871
Unconsolidated lot option agreements	17,290	193,711	—
Total lot option agreements	$24,923	$198,498	$12,420

(a)	Represents lot option agreements with non-VIE entities that we have deemed to be “financing arrangements” pursuant to ASC 470-40, Product Financing Arrangements.

(5) Interest
Our ability to capitalize all interest incurred during the three months ended December 31, 2012 and 2011 has been limited by our inventory eligible for capitalization. The following table sets forth certain information regarding interest:

	Quarter Ended December 31,
(In thousands)	2012	2011
Capitalized interest in inventory, beginning of period	$38,190	$45,973
Interest incurred	28,418	32,525
Capitalized interest impaired	—	(28)
Interest expense not qualified for capitalization and included as other expense	(16,211)	(19,117)
Capitalized interest amortized to house construction and land sales expenses	(8,475)	(12,843)
Capitalized interest in inventory, end of period	$41,922	$46,510

(6) Earnings Per Share

Diluted earnings per share is calculated as follows (in thousands, except per share amounts):

	Quarter Ended December 31,
	2012	2011
Diluted:
(Loss) income from continuing operations	$(18,939)	$698
(Loss) Income from discontinued operations, net of tax	(1,449)	41
Net (loss) income	$(20,388)	$739

Weighted average number of shares outstanding - basic	24,294	14,833
Effect of dilutive securities:
Shares issuable upon vesting of performance-based restricted stock	—	6
Shares issuable upon conversion of TEU prepaid stock purchase contracts	—	2,582
Weighted average number of shares outstanding-diluted	24,294	17,421

Diluted (loss) earnings per share from continuing operations	$(0.78)	$0.04
Diluted (loss) earnings per share from discontinued operations	(0.06)	—
Diluted (loss) earnings per share	$(0.84)	$0.04

In computing diluted loss per share for the quarter ended December 31, 2012 , all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect, including options/stock-settled appreciation rights (SSARs) to purchase 0.6 million shares of common stock and 0.4 million and 8.1 million shares issuable upon the conversion of our Mandatory Convertible Notes and our TEU prepaid stock purchase contracts (based on the maximum potential shares upon conversion), respectively.

In computing diluted earnings per share for the three months ended December 31, 2011, 2.5 million common shares issuable upon conversion of our Mandatory Convertible Subordinated Notes and options/SSARs to purchase 0.5 million of common stock were excluded from the computation of diluted earnings per share as a result of their anti-dilutive effect.

During the quarter ended March 31, 2012, we exchanged 2.2 million shares of our common stock for $48.1 million of our Mandatory Convertible Subordinated Notes and 2.8 million shares of our common stock for 2.8 million TEUs comprised of prepaid stock purchase contracts and senior amortizing notes. During the quarter ended September 30, 2012, we issued an additional 4.6 million TEUs. As of December 31, 2012, there were $9.4 million of Mandatory Convertible Subordinated Notes and 4.8 million TEUs outstanding (including $22.0 million of amortizing notes). In January 2013, we issued 0.4 million shares of our common stock upon conversion of the Mandatory Convertible Subordinated Notes. If the remaining TEU instruments were converted at the maximum settlement factor under their respective agreements, we would be required to issue approximately 8.1 million shares of common stock to the instrument holders upon conversion. See Note 7 below for additional information related to the March 2012 conversion transactions and July 2012 TEU issuance.

(7) Borrowings

At December 31, 2012 and September 30, 2012 we had the following long-term debt, net of discounts:

(In thousands)	Maturity Date	December 31, 2012	September 30, 2012
6 7/8% Senior Notes	July 2015	$172,454	$172,454
8 1/8% Senior Notes	June 2016	172,879	172,879
6 5/8% Senior Secured Notes	April 2018	300,000	300,000
9 1/8% Senior Notes	June 2018	300,000	300,000
9 1/8% Senior Notes	May 2019	235,000	235,000
TEU Senior Amortizing Notes	August 2013	239	316
TEU Senior Amortizing Notes	August 2015	21,716	23,500
Unamortized debt discounts		(2,944)	(3,082)
Total Senior Notes, net		1,199,344	1,201,067
Mandatory Convertible Subordinated Notes	January 2013	9,402	9,402
Junior subordinated notes	July 2036	52,120	51,603
Cash Secured Loan	November 2017	227,368	227,368
Other secured notes payable	Various Dates	8,717	8,758
Total debt, net		$1,496,951	$1,498,198

Secured Revolving Credit Facility — In September 2012, we amended and expanded our Secured Revolving Credit Facility from $22 million to $150 million. The amended three-year amended Secured Revolving Credit Facility provides for future working capital and letter of credit needs collateralized by substantially all of the Company's personal property (excluding cash and cash equivalents) and real property. This facility is subject to various financial, collateral-based and negative covenants with which we are required to comply. As of December 31, 2012, we were in compliance with all such covenants and had $150 million of available borrowings under the Secured Revolving Credit Facility. We have elected to cash collateralize all letters of credit; however, as of December 31, 2012, we have pledged approximately $1 billion of inventory assets to our Senior Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of December 31, 2012 or September 30, 2012.
We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $220.0 million. As of December 31, 2012 and September 30, 2012, we have letters of credit outstanding of $23.0 million and $24.7 million, respectively, which are secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
Senior Notes — The majority of our Senior Notes are unsecured or secured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Secured Revolving Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes. As of December 31, 2012, we were in compliance with all covenants under our Senior Notes.
The indentures under which the Senior Notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At December 31, 2012, under the most restrictive covenants of each indenture, no portion of our retained earnings was available for cash dividends or for share repurchases. The indentures provide that, in the event of defined changes in control or if our consolidated tangible net worth falls below a specified level or in certain circumstances upon a sale of assets, we are required to offer to repurchase certain specified amounts of outstanding Senior Notes. Specifically, certain indentures require us to offer to purchase 10% of the original amount of the Senior Notes at par if our consolidated tangible net worth (defined as stockholders’ equity less intangible assets) is less than $85 million at the end of any two consecutive fiscal quarters. If triggered and fully subscribed, this could result in our having to purchase $62.5 million of notes, based on the original amounts of the applicable notes; however, this amount may be reduced by certain Senior Note repurchases (potentially at less than par) made after the triggering date. As of December 31, 2012, our consolidated tangible net worth was $216.7 million.
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
Upon a change of control (as defined in the 2012 Indenture), the 2012 Indenture requires the Company to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. If we sell certain assets and do not reinvest the net proceeds in compliance with the Indenture, then we must use the net proceeds to offer to repurchase the Senior Notes at 100% of their principal amount, plus accrued and unpaid interest. We may redeem the Senior Notes at any time prior to July 15, 2015, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to July 15, 2015, we may redeem up to 35% of the aggregate principal amount of Senior Secured Notes with the proceeds of certain equity offerings at a redemption price equal to 106.625% of the principal amount of the Senior Secured Notes plus accrued and unpaid interest, if any, to the date fixed for redemption; provided, that at least 65% of the aggregate principal amount of the Senior Secured Notes originally issued under the Indenture remain outstanding after such redemption. Thereafter, we may redeem some or all of the Senior Secured Notes at redemption prices set forth in the Indenture. These percentages range from 100.000% to 103.313%. During the quarter ended December 31, 2012, we exchanged substantially all of the Senior Secured Notes for publicly traded notes that are registered under the Securities Act of 1933.
Concurrently with the Senior Secured Notes offering, we called for redemption of all $250 million outstanding of our 12% senior secured notes due 2017. Cash used for this redemption, including payment of accrued interest and the contractual call premium was approximately $280 million. During the quarter ended September 30, 2012, we recorded a $42.4 million pre-tax loss on debt extinguishment (including write-off of unamortized discount and debt issuance costs) related to the redemption of the 12% senior secured notes due 2017.
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
Mandatory Convertible Subordinated Notes — On January 12, 2010, we issued $57.5 million aggregate principal amount of 7 1/2% Mandatory Convertible Subordinated Notes due 2013 (the Mandatory Convertible Subordinated Notes). Interest on the Mandatory Convertible Subordinated Notes was payable quarterly in cash in arrears. Holders of the Mandatory Convertible

Subordinated Notes had the right to convert their notes, in whole or in part, at any time prior to maturity, into shares of our common stock at a fixed conversion rate of 0.8909 shares per $25 principal amount of notes.
During the quarter ended March 31, 2012, we exchanged 2.2 million shares of our common stock for $48.1 million of our Mandatory Convertible Subordinated Notes. Since our offer to convert these notes included a premium share component, we accounted for the exchange as an induced conversion of these notes. We recognized a $2.0 million inducement expense equal to the fair value of the premium shares issued based on our common stock price as of the date of acceptance. This expense was included in loss on extinguishment of debt for the fiscal year ended September 30, 2012.
On January 15, 2013, the remaining $9.4 million of outstanding notes converted into 0.4 million shares of the Company’s common stock in accordance with the notes' conversion provisions.
Junior Subordinated Notes — On June 15, 2006, we completed a private placement of $103.1 million of unsecured junior subordinated notes which mature on July 30, 2036, are redeemable at par and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 2.45% per annum, resetting quarterly. These notes were issued to Beazer Homes Capital Trust I, which simultaneously issued, in a private transaction, trust preferred securities and common securities with an aggregate value of $103.1 million to fund its purchase of these notes. The transaction is treated as debt in accordance with GAAP. The obligations relating to these notes and the related securities are subordinated to the Secured Revolving Credit Facility and the Senior Notes.
On January 15, 2010, we completed an exchange of $75 million of our trust preferred securities issued by Beazer Homes Capital Trust I for a new issue of $75 million of junior subordinated notes due July 30, 2036 issued by the Company (the New Junior Notes). The exchanged trust preferred securities and the related junior subordinated notes issued in 2006 were canceled effective January 15, 2010. The material terms of the New Junior Notes are identical to the terms of the original trust securities except that when the New Junior Notes change from a fixed rate to a variable rate in August 2016, the variable rate is subject to a floor of 4.25% and a cap of 9.25%. In addition, the Company now has the option to redeem the New Junior Notes at 75% of par value and beginning on June 1, 2022, the redemption price of 75% of par value will increase by 1.785% per year.
The aforementioned exchange has been accounted for as an extinguishment of debt as there has been a significant modification of cash flows and, as such, the New Junior Notes were recorded at their estimated fair value at the exchange date. Over the remaining life of the New Junior Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of December 31, 2012, the unamortized accretion was $48.7 million and will be amortized over the remaining life of the notes.
As of December 31, 2012, we were in compliance with all covenants under our Junior Notes.
Cash Secured Loans — We have entered into two separate loan facilities, totaling $227.4 million as of December 31, 2012, which provide for borrowings up to a combined total of $275 million through March 2013. Borrowing under the cash secured loan facilities will replenish cash used to repay or repurchase the Company’s debt and would be considered “refinancing indebtedness” under certain of the Company’s existing indentures and debt covenants. However, because the loans are fully collateralized by cash equal to the loan amount, the loans do not provide liquidity to the Company.
The lenders of these facilities may put the outstanding loan balances to the Company in November 2014. The loan matures in November 2017. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is included in restricted cash on our unaudited condensed consolidated balance sheet as of December 31, 2012 and September 30, 2012. The cash secured loan has an interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing. During the quarter ended September 30, 2012, we repaid $20 million of the outstanding cash secured term loan.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of December 31, 2012 and September 30, 2012, we had outstanding notes payable of $8.7 million and $8.8 million respectively, primarily related to land acquisitions. These notes payable have varying expiration dates between 2013 and 2019 and have a weighted average fixed rate of 3.81% at December 31, 2012. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

(8) Income Taxes

For the three months ended December 31, 2012 and 2011, our non-cash tax benefit from continuing operations was $0.3 million and $35.7 million primarily as a result of tax planning and the close of prior year statute of limitations for our prior year’s unrecognized tax benefits.
For both periods ended December 31, 2012 and September 30, 2012, we had $2.5 million of accrued interest and penalties related to our unrecognized tax benefits.
Our federal income tax returns for fiscal years 2007 through 2010, and certain state income tax returns for various fiscal years are under routine examination. The final outcome of these examinations are not yet determinable and therefore the change in our unrecognized tax benefits that could occur within the next 12 months cannot be estimated at this time.
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
Due to a combination of Section 382 limitations and the maximum 20-year carryforward of our NOLs, we will be unable to fully recognize certain deferred tax assets. As a result, as of December 31, 2012, our valuation allowance was $495.8 million and we expect to continue to add to our gross deferred tax assets for anticipated NOLs that will not be limited by Section 382.

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

As a result of our quarterly analyses, we adjust our estimated warranty liabilities if required. While we believe our warranty reserves are adequate as of December 31, 2012, historical data and trends may not accurately predict actual warranty costs or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows:

	Three Months Ended
	December 31,
(In thousands)	2012	2011
Balance at beginning of period	$15,477	$17,916
Accruals for warranties issued	1,428	1,487
Changes in liability related to warranties existing in prior periods	(1,302)	(107)
Payments made	(1,261)	(1,882)
Balance at end of period	$14,342	$17,414

Litigation
On June 3, 2009, Beazer Homes Corp. was named as a defendant in a purported class action lawsuit in the Circuit Court for Lee County, State of Florida, filed by Bryson and Kimberly Royal, the owners of one of our homes in our Magnolia Lakes' community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney's fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation and individual state court actions. We believe that the claims asserted in these actions are governed by home warranties or are without merit. The Company has offered to repair all of these homes pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, the owners of all but two of the affected homes have accepted the Company's offer to repair. Furthermore, the Company has agreed to participate in a global class settlement with the plaintiff class counsel and numerous other defendants in the multidistrict litigation, which if approved by the Court, would resolve all claims, including future claims, against Beazer related to Chinese drywall, except those by persons or entities that opt out of the settlement. The settlement has received preliminary approval from the court. No Beazer homeowners opted out of the class and accordingly if the court grants final approval, it will resolve all claims against Beazer. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs. As of December 31, 2012, we have recorded an immaterial amount related to our expected liability under the settlement.
As disclosed in prior SEC filings, we operated Beazer Mortgage Corporation (BMC) from 1998 through February 2008 to offer mortgage financing to buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold these loans to investors. In general underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. From time to time we have received claims from institutions which have acquired certain of these mortgages demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. We have been able to resolve these claims for amounts that are not material to our consolidated financial position or results of operation. We currently have an insignificant number of such claims outstanding for which we believe we have no liability. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors, although, at this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial position or results of operations. As of December 31, 2012, no liability has been recorded for any such additional claims as such exposure is not both probable and reasonably estimable.
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
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit

Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $16 million has been paid as of December 31, 2012. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
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
We have accrued $19.3 million and $19.4 million in other liabilities related to litigation and other matters, excluding warranty, as of December 31, 2012 and September 30, 2012, respectively.
We had outstanding letters of credit and performance bonds of approximately $23.0 million and $151.5 million, respectively, at December 31, 2012 related principally to our obligations to local governments to construct roads and other improvements in various developments. We have no outstanding letters of credit relating to our land option contracts as of December 31, 2012.

(10) Fair Value Measurements
As of December 31, 2012, we had no assets or liabilities in our unaudited condensed consolidated balance sheets that were required to be measured at fair value on a recurring basis. Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.
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
The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the three months ended December 31, 2012 and 2011:

(In thousands)	Level 1	Level 2	Level 3	Total
Three Months Ended December 31, 2012
Development projects in progress	—	—	—	—
Land held for sale	—	—	—	—
Three Months Ended December 31, 2011
Development projects in progress	—	—	6,377	6,377
Land held for sale	—	—	1,600	1,600
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
Obligations related to land not owned under option agreements approximate fair value. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

(In thousands)	As of December 31, 2012		As of September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,199,344	$1,259,773	$1,201,067	$1,228,745
Mandatory Convertible Subordinated Notes	9,402	6,890	9,402	7,465
Junior Subordinated Notes	52,120	52,120	51,603	51,603
	$1,260,866	$1,318,783	$1,262,072	$1,287,813

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

(11) Stock-based Compensation
For the three months ended December 31, 2012, our total stock-based compensation, included in general and administrative expenses (G&A), was approximately $0.8 million ($0.6 million net of tax). The fair value of each option/stock-based stock appreciation right (SSAR) grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance-based, nonvested stock grant is estimated on the date of grant using the Monte Carlo valuation method. The cash-settled component of any awards granted to employees are accounted for as a liability award and the liability is adjusted to fair value each reporting period until vested. Non-performance based, nonvested stock is valued based on the market price of the common stock on the date of the grant.
During the three months ended December 31, 2012 and 2011, employees surrendered 1,306 and 6,518 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $34,000 and $11,000 for the three months ended December 31, 2012 and 2011, respectively.

Stock Options: We used the following assumptions for our options granted during the three months ended December 31, 2012:

Expected life of options	5.0 years
Expected volatility	46.15%
Expected discrete dividends	—
Weighted average risk-free interest rate	0.63%
Weighted average fair value	$5.39

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
The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. At December 31, 2012, our SSAR/stock options outstanding had an intrinsic value of $1.2 million. The intrinsic value of SSARs/stock options vested and expected to vest in the future was $1.2 million. The SSARS/stock options vested and expected to vest in the future had a weighted average expected life of 3.0 years. The aggregate intrinsic value of exercisable SSARs/stock options as of December 31, 2012 was $0.2 million.
The following table summarizes stock options and SSARs outstanding as of December 31, 2012, as well as activity during the three months then ended:

	Three Months Ended
	December 31, 2012
	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	429,965	$40.80
Granted	155,565	13.33
Expired	(1,703)	104.19
Forfeited	(1,970)	19.08
Outstanding at end of period	581,857	$33.35
Exercisable at end of period	301,795	$50.33
Vested or expected to vest in the future	580,353	$33.39

Nonvested Stock Awards: Compensation cost arising from nonvested stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of December 31, 2012 and September 30, 2012, there was $2.4 million and $2.1 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at December 31, 2012 is expected to be recognized over a weighted average period of 1.4 years.
During the three months ended December 31, 2012, we issued 31,532 shares of performance-based restricted stock (Performance Shares) to our executive officers and certain corporate employees. Each Performance Share represents a contingent right to receive one share of the Company’s common stock if vesting is satisfied at the end of the three-year performance period. The number of shares that will vest at the end of the three-year performance period will depend upon the level to which the following two performance criteria are achieved 1) Beazer’s total shareholder return (TSR) relative to a group of peer companies and 2) the compound annual growth rate (CAGR) during the three-year performance period of Beazer common stock. The target number of Performance Shares that vest may be increased by up to 50% based on the level of achievement of the above criteria as defined in the award agreement. Payment for Performance Shares in excess of the target number (31,532) will be settled in cash. Any portion of the Performance Shares that do not vest at the end of the period will be forfeited. The grants of the performance-based, nonvested stock were valued using the Monte Carlo valuation method and had an estimated fair value of $5.02 per share, a portion of which is attributable to the potential cash-settled liability aspect of the grant which is included in Other Liabilities.
A Monte Carlo simulation model requires the following inputs: 1) expected dividend yield on the underlying stock, 2) expected price volatility of the underlying stock, 3) risk-free interest rate for the period corresponding with the expected term of the award and 4) fair value of the underlying stock. For the Company and each member of the peer group, the following inputs were used, as applicable, in the Monte Carlo simulation model to determine the fair value as of the grant date for the Performance Shares: 0% dividend yield for the Company, expected price volatility ranging from 35.6% to 60.4% and a risk-free interest rate of 0.34%. The methodology used to determine these assumptions is similar to that for the Black-Scholes Model used for stock option grants discussed above; however the expected term is determined by the model in the Monte Carlo simulation.
Activity relating to nonvested stock awards, including the Performance Shares for the three months ended December 31, 2012 is as follows:

	Three Months Ended
	December 31, 2012
	Shares	Weighted Average Grant Date Fair Value
Beginning of period	323,335	$19.61
Granted	92,592	10.26
Vested	(31,653)	10.80
Forfeited	(3,093)	16.19
End of period	381,181	$18.10

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
West: Arizona, California, Nevada and Texas
East: Delaware, Indiana, Maryland, New Jersey, New York, Pennsylvania, Tennessee (Nashville) and Virginia
Southeast: Florida, Georgia, North Carolina (Raleigh) and South Carolina
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding, land sale and other revenues less home construction, land development and land sales expense, commission expense, depreciation and amortization and certain general and administrative expenses which are incurred by or allocated to our homebuilding segments. Operating income for our Pre-Owned segment is defined as rental revenues less home repairs and operating expenses, home sales expense, depreciation and amortization and certain general and administrative expenses which are incurred by or allocated to the segment. The accounting policies of our segments are those described in Note 1 above and Note 1 to our consolidated financial statements in our 2012 Annual Report.

	Three Months Ended
	December 31,
(In thousands)	2012	2011
Revenue
West	$110,126	$70,777
East	96,539	81,818
Southeast	40,237	35,568
Pre-Owned	—	385
Continuing Operations	$246,902	$188,548

	Three Months Ended
	December 31,
(In thousands)	2012	2011
Operating income/(loss)
West	$8,358	$(591)
East	6,188	806
Southeast	2,330	785
Pre-Owned	—	(138)
Segment total	16,876	862
Corporate and unallocated (a)	(20,477)	(17,561)
Total operating loss	(3,601)	(16,699)
Equity in income (loss) of unconsolidated entities	36	(77)
Other expense, net	(15,627)	(18,273)
Loss from continuing operations before income taxes	$(19,192)	$(35,049)

	Three Months Ended
	December 31,
(In thousands)	2012	2011
Depreciation and amortization
West	$1,022	$780
East	683	505
Southeast	318	339
Pre-Owned	—	119
Segment total	2,023	1,743
Corporate and unallocated (a)	692	660
Continuing Operations	$2,715	$2,403

	Three Months Ended
	December 31,
(In thousands)	2012	2011
Capital Expenditures
West	$815	$675
East	231	815
Southeast	24	626
Pre-Owned (b)	—	6,375
Corporate and unallocated	702	145
Consolidated total	$1,772	$8,636

(In thousands)	December 31, 2012	September 30, 2012
Assets
West	$625,347	$618,805
East	315,499	320,404
Southeast	186,652	160,868
Corporate and unallocated (c)	794,026	882,141
Consolidated total	$1,921,524	$1,982,218

(a)
Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs.

(b)	Capital expenditures represent the purchase of previously owned homes during the quarter ended December 31, 2011.

(c)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other items that are not allocated to the segments.

(13) Supplemental Guarantor Information
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

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
December 31, 2012
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$398,678	$931	$599	$(3,512)	$396,696
Restricted cash	251,074	381	—	—	251,455
Accounts receivable (net of allowance of $2,184)	—	23,480	4	—	23,484
Income tax receivable	2,513	—	—	—	2,513
Owned inventory	—	1,141,691	—	—	1,141,691
Consolidated inventory not owned	—	9,205	—	—	9,205
Investments in unconsolidated entities	773	41,256	—	—	42,029
Deferred tax assets, net	6,924	—	—	—	6,924
Property, plant and equipment, net	—	18,054	—	—	18,054
Investments in subsidiaries	66,746	—	—	(66,746)	—
Intercompany	1,020,717	—	2,862	(1,023,579)	—
Other assets	21,132	6,781	1,560	—	29,473
Total assets	$1,768,557	$1,241,779	$5,025	$(1,093,837)	$1,921,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$56,062	$—	$—	$56,062
Other liabilities	36,613	83,869	1,787	—	122,269
Intercompany	1,093	1,025,998	—	(1,027,091)	—
Obligations related to land not owned under option agreements	—	3,625	—	—	3,625
Total debt (net of discounts of $2,944)	1,488,234	8,717	—	—	1,496,951
Total liabilities	1,525,940	1,178,271	1,787	$(1,027,091)	1,678,907
Stockholders’ equity	242,617	63,508	3,238	(66,746)	242,617
Total liabilities and stockholders’ equity	$1,768,557	$1,241,779	$5,025	$(1,093,837)	$1,921,524

Beazer Homes USA, Inc.

Unaudited Consolidating Balance Sheet Information
September 30, 2012
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$481,394	$8,215	$646	$(2,460)	$487,795
Restricted cash	252,900	360	—	—	253,260
Accounts receivable (net of allowance of $2,235)	—	24,594	5	—	24,599
Income tax receivable	6,372	—	—	—	6,372
Owned inventory	—	1,099,132	—	—	1,099,132
Consolidated inventory not owned	—	12,420	—	—	12,420
Investments in unconsolidated entities	773	41,305	—	—	42,078
Deferred tax assets, net	6,848	—	—	—	6,848
Property, plant and equipment, net	—	18,974	—	—	18,974
Investments in subsidiaries	63,120	—	—	(63,120)	—
Intercompany	969,425	—	3,001	(972,426)	—
Other assets	21,307	7,783	1,650	—	30,740
Total assets	$1,802,139	$1,212,783	$5,302	$(1,038,006)	$1,982,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$69,268	$—	$—	$69,268
Other liabilities	49,354	96,389	1,975	—	147,718
Intercompany	1,098	973,788	—	(974,886)	—
Obligations related to land not owned under option agreements	—	4,787	—	—	4,787
Total debt (net of discounts of $3,082)	1,489,440	8,758	—	—	1,498,198
Total liabilities	1,539,892	1,152,990	1,975	$(974,886)	1,719,971
Stockholders’ equity	262,247	59,793	3,327	(63,120)	262,247
Total liabilities and stockholders’ equity	$1,802,139	$1,212,783	$5,302	$(1,038,006)	$1,982,218

Beazer Homes USA, Inc.

Unaudited Consolidating Statement of Operations Information
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2012
Total revenue	$—	$246,902	$217	$(217)	$246,902
Home construction and land sales expenses	8,475	202,356	—	(217)	210,614
Inventory impairments and option contract abandonments	—	204	—	—	204
Gross (loss) profit	(8,475)	44,342	217	—	36,084
Commissions	—	10,642	—	—	10,642
General and administrative expenses	—	26,301	27	—	26,328
Depreciation and amortization	—	2,715	—	—	2,715
Operating (loss) income	(8,475)	4,684	190	—	(3,601)
Equity in income of unconsolidated entities	—	36	—	—	36
Other (expense) income, net	(16,211)	580	4	—	(15,627)
(Loss) income before income taxes	(24,686)	5,300	194	—	(19,192)
(Benefit from) provision for income taxes	(437)	94	90	—	(253)
Equity in loss of subsidiaries	5,310	—	—	(5,310)	—
(Loss) income from continuing operations	(18,939)	5,206	104	(5,310)	(18,939)
(Loss) income from discontinued operations	—	(1,491)	42	—	(1,449)
Equity in (loss) income of subsidiaries	(1,449)	—	—	1,449	—
Net (loss) income	$(20,388)	$3,715	$146	$(3,861)	$(20,388)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2011
Total revenue	$—	$188,548	$220	$(220)	$188,548
Home construction and land sales expenses	12,843	150,153	—	(220)	162,776
Inventory impairments and option contract abandonments	28	3,475	—	—	3,503
Gross (loss) profit	(12,871)	34,920	220	—	22,269
Commissions	—	8,371	—	—	8,371
General and administrative expenses	—	28,166	28	—	28,194
Depreciation and amortization	—	2,403	—	—	2,403
Operating (loss) income	(12,871)	(4,020)	192	—	(16,699)
Equity in loss of unconsolidated entities	—	(77)	—	—	(77)
Other (expense) income, net	(19,117)	834	10	—	(18,273)
(Loss) income before income taxes	(31,988)	(3,263)	202	—	(35,049)
(Benefit from) provision for income taxes	(12,434)	(23,383)	70	—	(35,747)
Equity in income of subsidiaries	20,252	—	—	(20,252)	—
Income from continuing operations	698	20,120	132	(20,252)	698
Income (loss) from discontinued operations	—	44	(3)	—	41
Equity in income of subsidiaries	41	—	—	(41)	—
Net income	$739	$20,164	$129	$(20,293)	$739

Beazer Homes USA, Inc.

Unaudited Consolidating Statements of Cash Flow Information
(in thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
For the three months ended December 31, 2012
Net cash provided by (used in) operating activities	$315	$(87,817)	$49	$—	$(87,453)
Cash flows from investing activities:
Capital expenditures	—	(1,772)	—	—	(1,772)
Investments in unconsolidated entities	—	(115)	—	—	(115)
Increases in restricted cash	(132)	(146)	—	—	(278)
Decreases in restricted cash	1,958	125	—	—	2,083
Net cash provided by (used in) investing activities	1,826	(1,908)	—	—	(82)
Cash flows from financing activities:
Repayment of debt	(1,861)	(41)	—	—	(1,902)
Settlement of unconsolidated entity debt obligations	—	(500)	—	—	(500)
Debt issuance costs	(1,136)	—	—	—	(1,136)
Dividends paid	—	—	—	—	—
Advances to/from subsidiaries	(81,834)	82,982	(96)	(1,052)	—
Payments for other financing activities	(26)	—	—	—	(26)
Net cash (used in) provided by financing activities	(84,857)	82,441	(96)	(1,052)	(3,564)
(Decrease) increase in cash and cash equivalents	(82,716)	(7,284)	(47)	(1,052)	(91,099)
Cash and cash equivalents at beginning of period	481,394	8,215	646	(2,460)	487,795
Cash and cash equivalents at end of period	$398,678	$931	$599	$(3,512)	$396,696
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
For the three months ended December 31, 2011
Net cash (used in) provided by operating activities	$(105,844)	$33,963	$794	$—	$(71,087)
Cash flows from investing activities:
Capital expenditures	—	(8,636)	—	—	(8,636)
Investments in unconsolidated entities	—	(477)	—	—	(477)
Increases in restricted cash	(255)	(417)	—	—	(672)
Decreases in restricted cash	—	489	—	—	489
Net cash used in investing activities	(255)	(9,041)	—	—	(9,296)
Cash flows from financing activities:
Repayment of debt	(1,181)	(341)	—	—	(1,522)
Settlement of unconsolidated entity obligations	—	(15,862)	—	—	(15,862)
Debt issuance costs	(97)	—	—	—	(97)
Dividends paid	(1,800)	—	1,800	—	—
Advances to/from subsidiaries	21,338	(17,325)	(1,837)	(2,176)	—
Payments for other financing activities	(15)	—	—	—	(15)
Net cash provided by (used in) financing activities	18,245	(33,528)	(37)	(2,176)	(17,496)
(Decrease) increase in cash and cash equivalents	(87,854)	(8,606)	757	(2,176)	(97,879)
Cash and cash equivalents at beginning of period	360,723	10,488	418	(1,226)	370,403
Cash and cash equivalents at end of period	$272,869	$1,882	$1,175	$(3,402)	$272,524

(14) Discontinued Operations
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
We have classified the results of operations of our discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of December 31, 2012 or September 30, 2012. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of operations. The results of our discontinued operations in the unaudited condensed Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011 were as follows:

	Three Months Ended
	December 31,
(In thousands)	2012	2011
Total revenue	$96	$3,196
Home construction and land sales expenses	94	2,788
Inventory impairments and lot option abandonments	17	32
Gross (loss) profit	(15)	376
Commissions	—	158
General and administrative expenses (a)	1,525	517
Depreciation and amortization	—	21
Operating loss	(1,540)	(320)
Equity in loss of unconsolidated entities	—	(29)
Other income (loss), net	69	(9)
Loss from discontinued operations before income taxes	(1,471)	(358)
Benefit from income taxes	(22)	(399)
(Loss) income from discontinued operations, net of tax	$(1,449)	$41

(a)	The three months ended December 31, 2012, includes approximately $1.5 million of expense for legal fees and potential liability related to outstanding matters in Denver, Colorado.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Executive Overview and Outlook

After more than five years of difficult market conditions, there are signs that the housing market in the U.S. has begun to improve. In the past year, both new and used homes have experienced improved demand and, in many markets, increased home prices. While both home prices and transaction levels remain far below the peaks experienced during the robust housing cycle that lasted from the early 1990s to the mid 2000s, a combination of improved consumer confidence, excellent affordability, modest improvement in job growth and rapidly rising residential rental rates have combined to create a constructive backdrop for the new home industry. Over the next several years we expect to benefit from these circumstances, as well as from projected growth in the number of households.
In this stage of the recovery in housing, we remain focused on returning to sustainable profitability as soon as possible. In that regard we have outlined four operational strategies as part of our “path-to-profitability” each of which is discussed below:

•	Drive sales per community per month;

•	Gradually expand our community count;

•	Generate higher gross margins; and

•	Further leverage our fixed costs.

This quarter, we produced significant improvement in new home orders, home closings and backlog, recognizing our sixth consecutive quarter with year-over-year increases in such metrics. These achievements resulted from improving market conditions for new home sales as well as the implementation of our path to profitability strategies. We have placed significant emphasis on increasing our sales per community per month and broadening the base of our “performing” communities. Our trailing four quarter sales per community per month has increased from approximately 1.9 at December 31, 2011 to 2.5 at December 31, 2012. This includes an improvement in the number of performing communities from 70% as of December 31, 2011 to 86% as of December 31, 2012.

New home sales are principally a function of highly localized factors, such as location, school district, neighborhood amenities, transportation access and individual home characteristics. To better position the Company to compete with both other new home providers and with used homes, we have adopted several operational elements, including: (i) industry leading energy efficiency features, primarily through our voluntary implementation of Energy Star 3.0 standards; (ii) flexible floorplans, which enable homebuyers to select certain structural options to match their lifestyle at no, or limited, cost; and (iii) a mortgage choice program that requires a small number of locally selected preferred lenders to compete for our buyers' business. While each of these factors provide demonstrable value to consumers, we recognize that our approach to mortgage finance is the most differentiated from our competitors, most of whom rely on their own, captive mortgage affiliates to service their customers. We believe that by providing competitive mortgage choices, we have improved the prospects for our homebuyers to obtain a mortgage whose terms, expenses and rate best meet their objectives.

Since the successful completion of our capital raising transactions last summer, we have been more aggressively pursuing land acquisition in an effort to increase our number of active communities. Consistent with expectations of many market participants and analysts, we believe that housing starts are likely to increase over the next several years. Specifically, we expect improvements in housing start activity to be particularly robust in Florida, California, Texas, North Carolina and Arizona and as such, expect to concentrate our incremental investment activity in these markets.

During the current quarter, we spent $90 million on land and land development related to new land parcels and existing projects. Most of the newly acquired land parcels will require some level of development and therefore will not be available for homebuilding operations until late fiscal 2013 or early fiscal 2014. During the quarter ended December 31, 2012, we added six new active communities and closed out of 14 previously active communities bringing our active community count as of December 31, 2012 to 150 active communities. Until development is complete on recently acquired land and the communities are open for business, we expect to continue to experience a decline in community count and as a result, year over year comparisons for both new orders and closings will become challenging for the next several quarters.

For the quarter ended December 31, 2012, our total gross margins improved both sequentially and year-over-year. Excluding an $11 million warranty recovery received in the first quarter of last year, our homebuilding gross margins excluding impairments, abandonments and interest improved 380 basis points to 18.1% this quarter from 14.3% last year and 90 basis points from 17.2% last quarter.

During the first quarter of 2013, we also improved our overhead expense ratio. Compared with the first quarter of fiscal 2012, general and administrative expenses declined in dollar terms by $1.9 million and as a percentage of revenue, from 15.0% last year to 10.7% this year.

While significant challenges still confront the housing industry in 2013, including increased regulation, increasing labor and material pricing, continuing competitive pressures from distressed homes in the foreclosure process and significant procedural hurdles in obtaining mortgage financing, we are increasingly confident in both the likelihood of a sustained recovery and the effectiveness of our own operational strategies.
Critical Accounting Policies: Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America, a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. As disclosed in our 2012 Annual Report, our most critical accounting policies relate to inventory valuation (inventory held for development and land held for sale), homebuilding revenues and costs, warranty reserves, investments in unconsolidated entities and income tax valuation allowances. Since September 30, 2012, there have been no significant changes to those critical accounting policies.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters.

RESULTS OF CONTINUING OPERATIONS:

	Three Months Ended
	December 31,
($ in thousands)	2012	2011
Revenues:
Homebuilding	$244,425	$186,852
Land sales and other	2,477	1,696
Total	$246,902	$188,548
Gross profit:
Homebuilding	$35,630	$21,352
Land sales and other	454	917
Total	$36,084	$22,269
Gross margin:
Homebuilding	14.6%	11.4%
Land sales and other	18.3%	54.1%
Total	14.6%	11.8%
Commissions	$10,642	$8,371
General and administrative (G&A) expenses:	$26,328	$28,194
G&A as a percentage of total revenue	10.7%	15.0%
Depreciation and amortization	$2,715	$2,403
Equity in income (loss) of unconsolidated entities	$36	$(77)

Items impacting comparability between periods
The following items impact the comparability of our results of continuing operations between the three months ended December 31, 2012 and 2011: inventory impairments and abandonments, warranty recoveries, certain general and administrative costs and gain (loss) on extinguishment of debt.
Inventory Impairments and Abandonments. Gross margins for the three months ended December 31, 2012 were positively impacted by a decrease in non-cash pre-tax inventory impairments and option contract abandonments. During the three months ended December 31, 2012, we recorded minor impairment charges for individual homes sold and in backlog with net contribution margins below a minimum threshold of profitability. In future periods, we may determine that it is prudent to reduce sales prices, increase sales incentives or reduce absorption rates in specific communities which may lead to additional impairments, which could be material.

The impairments on land held for sale for the three months ended December 31, 2012 and 2011 represent further write downs of certain properties to net realizable value, less estimated costs to sell and are a result of our review of recent comparable transactions.
In addition, over the past few years, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to abandon the remaining lots under option and to write-off the deposits securing the option takedowns, as well as pre-acquisition costs. We recorded minimal abandonment charges during the three months ended December 31, 2012 and 2011 related to these decisions.
The following tables set forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
(In thousands)	2012	2011
West	$120	$1,998
East	35	596
Southeast	49	860
Unallocated	—	49
Continuing Operations	$204	$3,503

The estimated fair value of our impaired inventory at each period end, the number of lots and number of communities impaired in each period are set forth in the table below as follows:

($ in thousands)	Estimated Fair Value of Impaired Inventory at Period End		Lots Impaired		Communities Impaired
Quarter Ended	2012	2011	2012	2011	2012	2011
December 31	$—	$6,377	—	51	—	1

Gross Profit. For the three months ended December 31, 2012, our total gross profit reflected the improving market conditions and favorable impact of operational changes made in prior periods. Total gross profit for the three months ended December 31, 2011 includes warranty recoveries of $11.0 million. Excluding these warranty items, total gross profit would have been $11.3 million for the three months ended December 31, 2011 as compared to $36.1 million for the three months ended December 31, 2012. Additional disclosure of these items is included in the discussion of Homebuilding Gross Profit below.
Commissions. Commission expense includes amounts due to internal sales associates and to external real estate agents, if applicable, related to homes closed during their period. Commissions as a percentage of homebuilding revenues were decreased slightly in the current fiscal year.
General and Administrative Expense Items. The decrease in G&A expense for the three months ended December 31, 2012 as compared to the prior year is primarily a result of our continued efforts to reduce these expenses through management changes and various cost saving measures.
Other expense, net. For the three months ended December 31, 2012 and 2011, other expense, net includes $16.2 million and $19.1 million, respectively, of interest expense not qualified for capitalization.
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
Our overall effective tax rates from continuing operations were 1.3% and 102.0% for the three months ended December 31, 2012 and 2011, respectively. The benefit recognized for the three months ended December 31, 2011 was primarily attributable to tax planning which created certainty in the recognition of some of our prior year’s unrecognized tax benefits.
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

Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011
Segment Results – Continuing Operations
Unit Data by Segment

	Three Months Ended December 31,
	New Orders, net			Cancellation Rates
	2012	2011	12 v 11	2012	2011
West	424	303	39.9%	29.6%	35.1%
East	309	249	24.1%	25.7%	40.9%
Southeast	199	172	15.7%	19.8%	24.6%
Total	932	724	28.7%	26.4%	35.1%

During the first quarter of fiscal 2013, all of our segments experienced improvements in net new orders as compared to the prior fiscal year. This increase in net new orders has been driven by implementation of improved operating strategies which have emphasized increasing sales per community per month. In addition, a majority of our markets have also benefited from improving market conditions as evidenced by increased traffic to our communities. Despite the increased traffic in many of our markets, potential buyers still continue to be negatively impacted by the lengthened mortgage process and limited financing availability. These challenges impact our ability to sell homes and the timing of home closings.

	As of December 31,
	2012	2011	12 v 11
Backlog Units:
West	764	503	51.9%
East	703	577	21.8%
Southeast	350	227	54.2%
Total	1,817	1,307	39.0%
Aggregate dollar value of homes in backlog (in millions)	$478.3	$315.8	51.5%
ASP in backlog (in thousands)	$263.2	$241.6	8.9%
Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The increase in backlog for our continuing operations at December 31, 2012 compared to the prior year related to our growth in net new orders and the impact of our higher beginning backlog.
Our backlog may be impacted in the short-term due to our reduced number of active communities or by increased cycle times due to labor or supply shortages. During the housing downturn, many skilled workers left construction for other industries, and in certain of our markets, the smaller workforce and higher demand for trade labor has created shortages of certain skilled workers, driving up costs and/or extending land development and home construction schedules. However, we currently expect new orders and backlog to increase over time as our active communities increase, the availability of mortgage loans stabilizes, the inventory of new and used homes decreases and consumer confidence in the economic recovery increases. If we are unable to sustain or increase this level of backlog, we will experience less revenue in the future which could also result in lower levels of liquidity.
Homebuilding Revenues and Average Selling Price. The table below summarizes homebuilding revenues, the average selling prices of our homes and closings by reportable segment:

	Three Months Ended December 31,
	Homebuilding Revenues			Average Selling Price			Closings
($ in thousands)	2012	2011	12 v 11	2012	2011	12 v 11	2012	2011	12 v 11
West	109,753	$70,254	56.2%	$219.9	$189.9	15.8%	499	370	34.9%
East	96,464	81,767	18.0%	273.3	263.8	3.6%	353	310	13.9%
Southeast	38,208	34,831	9.7%	205.4	186.3	10.3%	186	187	(0.5)%
Total	$244,425	$186,852	30.8%	$235.5	$215.5	9.3%	1,038	867	19.7%

Improved operational strategies and improving market conditions in many of our markets enhanced our ability to generate additional traffic and sales in the current and prior quarters. In a number of markets, we have also been able to selectively increase ASP in response to improving market conditions. These increased sales and operational improvements drove the increase in closings, average selling prices (ASP) and homebuilding revenues across all of our segments noted above. The increase in ASP was also partially impacted by a change in mix in closings between products and among communities as compared to the prior year.
Homebuilding Gross Profit. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges). Corporate and unallocated costs include the amortization of capitalized interest and indirect construction costs. The following table sets forth our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the three months ended December 31, 2012, and 2011.
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

($ in thousands)	Three Months Ended December 31, 2012
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$19,653	17.9%	$120	$19,773	18.0%	$—	$19,773	18.0%
East	16,969	17.6%	35	17,004	17.6%	—	17,004	17.6%
Southeast	6,967	18.2%	49	7,016	18.4%	—	7,016	18.4%
Corporate & unallocated	(7,959)		—	(7,959)		8,475	516
Total homebuilding	$35,630	14.6%	$204	$35,834	14.7%	$8,475	$44,309	18.1%

($ in thousands)	Three Months Ended December 31, 2011
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$9,175	13.1%	$1,998	$11,173	15.9%	$—	$11,173	15.9%
East	10,124	12.4%	596	10,720	13.1%	—	10,720	13.1%
Southeast	5,396	15.5%	860	6,256	18.0%	—	6,256	18.0%
Corporate & unallocated	(3,343)		49	(3,294)		12,843	9,549
Total homebuilding	$21,352	11.4%	$3,503	$24,855	13.3%	$12,843	$37,698	20.2%

For the three months ended December 31, 2011, our corporate and unallocated gross profit without I&A and interest included a benefit from an $11 million insurance recovery related to previously recorded water intrusion warranty related expenditures. This warranty recovery in 2011 contributed 590 bps to our homebuilding gross margins without I&A and interest. Excluding this warranty recovery in the prior year, homebuilding gross margins without I&A and interest for the first quarter of fiscal 2013 of 18.1% reflected a significant increase as compared to the prior year.
For the three month ended December 31, 2012 as compared to the prior year, the increase in homebuilding gross margins excluding impairments and abandonments for each of our segments was driven by increased closings and ASP, decreased incentives and operational improvements enabling us to better leverage certain fixed costs and to mitigate the impact of certain labor and supply cost increases.

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
The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing twelve-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, the homebuilding gross margin from our continuing operations was 11.1% and excluding interest and inventory impairments, it was 17.4%. For the same trailing 12-month period, homebuilding gross margins were as follows in those communities that have previously been impaired and which represented 30.9% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(11.9)%
Impact of interest amortized to COS related to these communities	5.9%
Pre-impairment turn gross margin, excluding interest amortization	(6.0)%
Impact of impairment turns	22.3%
Gross margin (post impairment turns), excluding interest amortization	16.3%

Land Sales and Other Revenues. Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets. Other revenues include net fees we received for general contractor services we performed on behalf of a third party and broker fees and, in the quarter ended December 31, 2011, rental revenues earned by our Pre-Owned operations. The table below summarizes land sales and other revenues and gross profit by reportable segment for the three months ended December 31, 2012 and 2011:

	Land Sales & Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended December 31,			Three Months Ended December 31,
(In thousands)	2012	2011	12 v 11	2012	2011	12 v 11
West	$373	$523	(28.7)%	$23	$48	(52.1)%
East	75	51	47.1%	7	54	(87.0)%
Southeast	2,029	737	175.3%	424	641	(33.9)%
Pre-Owned	—	385	(100.0)%	—	174	(100.0)%
Total	$2,477	$1,696	46.0%	$454	$917	(50.5)%

Our fiscal 2013 and fiscal 2012 land sales and other revenue and gross profit in our Southeast segment include net fees received for general contractor services we performed on behalf of a third party.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of December 31, 2012, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

Liquidity and Capital Resources. Our sources of liquidity include, but are not limited to, cash from operations, proceeds from Senior Notes, our Secured Revolving Credit Facility, and other bank borrowings, the issuance of equity and equity-linked securities and other external sources of funds. Our short-term and long-term liquidity depend primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities) and available credit facilities.
As of December 31, 2012, our liquidity position consisted of $396.7 million in cash and cash equivalents plus $251.5 million of restricted cash, of which $227.4 million related to our cash secured term loan. We expect to maintain a significant liquidity position during the remainder of fiscal 2013, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance on a quarterly basis.
During the three months ended December 31, 2012, our net cash used in operating activities was $87.5 million compared to $71.1 million during the comparable period of the prior year. During the three month ended December 31, 2012, we spent $90.0 million on land and land development activities as we strive to replace close out communities and position the Company to increase our active community count. Our net cash used in operating activities in both years was also due to the payment of trade accounts payable, interest obligations and other liabilities. Also impacting cash used in operations in both years were decreases in income tax receivables and other assets primarily related to the collection of reimbursable amounts due from land spending and a cash release of utility and other deposits.
Net cash used in investing activities was $0.1 million for the three months ended December 31, 2012. Net cash used in investing activities was $9.3 million for the three months ended December 31, 2011 which was primarily due to capital expenditures of $6.4 million for costs related to our purchase of previously owned homes by our pre-owned homes business.
Net cash used in financing activities of $3.6 million for the three months ended December 31, 2012 primarily related to the repayment of debt and payment of costs related to our amended credit facility (see Note 7 to the unaudited condensed consolidated financial statements). Net cash used in financing activities was $17.5 million for the three months ended December 31, 2011 primarily related to the settlement paid to lenders of one of our unconsolidated entities in connection with a plan of reorganization (see Note 3 to the unaudited condensed consolidated financial statements).
In July 2012, Moody's and Fitch reaffirmed the Company's long-term debt rating of Caa2 and CCC, respectively. In September, Fitch upgraded their debt rating one notch to B-. In December 2012, S&P reaffirmed the Company's long-term debt rating of B-. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. While we believe we possess sufficient liquidity to participate in a housing recovery, we are mindful of potential short-term, or seasonal, requirements for enhanced liquidity that may arise, especially as we increase our land and land development spending to grow our business. To facilitate this objective, we expanded our Secured Revolving Credit Facility from $22 million to $150 million during the quarter ended September 30, 2012.
In addition, we have entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities will provide for future working capital and letter of credit needs collateralized by either cash or assets of the Company. We currently have $23.0 million outstanding letters of credit under these facilities, secured with cash collateral which is maintained in restricted accounts totaling $23.7 million. There were no amounts outstanding under our Secured Revolving Credit Facility at December 31, 2012. We believe that our $648.2 million of cash and cash equivalents and restricted cash at December 31, 2012, cash generated from our operations, funds available through our credit facilities, and the availability of new debt and equity financing, if any, will be adequate to meet our liquidity needs during fiscal 2013.
In the future, we may from time to time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities, in open market purchases, privately negotiated transactions or otherwise. In an effort to accelerate our path to profitability, we may seek to expand our business through acquisition, which may be funded through cash, additional debt or equity. In addition, any material variance from our projected operating results could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all.

Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during the three months ended December 31, 2012 or 2011. Any future stock repurchases, as allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At December 31, 2012, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid during the three months ended December 31, 2012 or 2011.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At December 31, 2012, we controlled 25,104 lots (a 5.3-year supply based on our trailing twelve months of closings). We owned 82.0%, or 20,593 lots, and 4,511 lots, 18.0%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which aggregated approximately $24.4 million at December 31, 2012. The total remaining purchase price, net of cash deposits, committed under all options was $213.0 million as of December 31, 2012. When market conditions improve, we may expand our use of option agreements to supplement our owned inventory supply.
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
We participate in a number of land development joint ventures and have investments in other entities in which we have less than a controlling interest. We enter into investments in joint ventures and other unconsolidated entities in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Excluding our investment in a pre-owned rental homes REIT, the remainder of our investments in our unconsolidated entities are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the unconsolidated entity’s members and other third parties. We account for our interest in our unconsolidated entities under the equity method. Our unaudited condensed consolidated balance sheets include investments in unconsolidated entities totaling $42.0 million and $42.1 million at December 31, 2012 and September 30, 2012, respectively.
Our unconsolidated entities periodically obtain secured acquisition and development financing. At December 31, 2012, our unconsolidated entities had borrowings outstanding totaling $64.3 million. Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. At December 31, 2012, we had no repayment guarantees outstanding. See Note 3 to the unaudited condensed consolidated financial statements for further information.
We had outstanding performance bonds of approximately $151.5 million at December 31, 2012 related principally to our obligations to local governments to construct roads and other improvements in various developments.
Recently Adopted Accounting Pronouncements
See Note 1 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of December 31, 2012, we had variable rate debt outstanding totaling approximately $227.4 million. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at December 31, 2012 was $1.33 billion, compared to a carrying value of $1.27 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.33 billion to $1.38 billion at December 31, 2012.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Litigation
On June 3, 2009, Beazer Homes Corp. was named as a defendant in a purported class action lawsuit in the Circuit Court for Lee County, State of Florida, filed by Bryson and Kimberly Royal, the owners of one of our homes in our Magnolia Lakes' community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney's fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation and individual state court actions. We believe that the claims asserted in these actions are governed by home warranties or are without merit. The Company has offered to repair all of these homes pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, the owners of all but two of the affected homes have accepted the Company's offer to repair. Furthermore, the Company has agreed to participate in a global class settlement with the plaintiff class counsel and numerous other defendants in the multidistrict litigation, which if approved by the Court, would resolve all claims, including future claims, against Beazer related to Chinese drywall, except those by persons or entities that opt out of the settlement. The settlement has received preliminary approval from the court. No Beazer homeowners opted out of the class and accordingly if the court grants final approval, it will resolve all claims against Beazer. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs. As of December 31, 2012, we have recorded an immaterial amount related to our expected liability under the settlement.
As disclosed in prior SEC filings, we operated Beazer Mortgage Corporation (BMC) from 1998 through February 2008 to offer mortgage financing to buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold these loans to investors. In general underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. From time to time we have received claims from institutions which have acquired certain of these mortgages demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. We have been able to resolve these claims for amounts that are not material to our consolidated financial position or results of operation. We currently have an insignificant number of such claims outstanding for which we believe we have no liability. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors, although, at this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial position or results of operations.
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

Other Matters

As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it has resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $16 million has been paid as of December 31, 2012. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
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

Item 6. Exhibits

10.1*	Form of Performance Cash Award Agreement (Named Executive Officers)

31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Beazer Homes USA, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2012, filed on January 28, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

* Represents a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	January 28, 2013	Beazer Homes USA, Inc.

		By:		/s/ ROBERT L. SALOMON
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer