Form 10-Q
period 2013-03-31
BEAZER HOMES USA INC
filed 2013-05-02
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding at April 30, 2013
Common Stock, $0.001 par value	25,089,873

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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2013	September 30, 2012
ASSETS
Cash and cash equivalents	$425,660	$487,795
Restricted cash	246,742	253,260
Accounts receivable (net of allowance of $2,051 and $2,235, respectively)	25,070	24,599
Income tax receivable	2,513	6,372
Inventory
Owned inventory	1,143,737	1,099,132
Land not owned under option agreements	8,375	12,420
Total inventory	1,152,112	1,111,552
Investments in unconsolidated entities	41,814	42,078
Deferred tax assets, net	7,000	6,848
Property, plant and equipment, net	16,928	18,974
Other assets	28,871	30,740
Total assets	$1,946,710	$1,982,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$62,235	$69,268
Other liabilities	140,802	147,718
Obligations related to land not owned under option agreements	3,286	4,787
Total debt (net of discounts of $2,440 and $3,082, respectively)	1,507,153	1,498,198
Total liabilities	1,713,476	1,719,971
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 25,092,502 and 24,601,830 issued and outstanding, respectively)	25	25
Paid-in capital	845,009	833,994
Accumulated deficit	(611,800)	(571,772)
Total stockholders’ equity	233,234	262,247
Total liabilities and stockholders’ equity	$1,946,710	$1,982,218

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Total revenue	$287,902	$191,643	$534,804	$380,191
Home construction and land sales expenses	241,992	170,283	452,606	333,059
Inventory impairments and option contract abandonments	2,025	1,170	2,229	4,673
Gross profit	43,885	20,190	79,969	42,459
Commissions	11,686	8,375	22,328	16,746
General and administrative expenses	28,795	26,319	55,123	54,513
Depreciation and amortization	3,093	3,190	5,808	5,593
Operating income (loss)	311	(17,694)	(3,290)	(34,393)
Equity in income (loss) of unconsolidated entities	68	4	104	(73)
Loss on extinguishment of debt	(3,638)	(2,747)	(3,638)	(2,747)
Other expense, net	(16,195)	(18,265)	(31,822)	(36,538)
Loss from continuing operations before income taxes	(19,454)	(38,702)	(38,646)	(73,751)
Benefit from income taxes	(343)	(836)	(596)	(36,583)
Loss from continuing operations	(19,111)	(37,866)	(38,050)	(37,168)
Loss from discontinued operations, net of tax	(529)	(2,082)	(1,978)	(2,041)
Net loss	$(19,640)	$(39,948)	$(40,028)	$(39,209)
Weighted average number of shares:
Basic	24,654	15,711	24,472	15,269
Diluted	24,654	15,711	24,472	15,269
(Loss) earnings per share:
Basic loss per share from continuing operations	$(0.78)	$(2.41)	$(1.55)	$(2.43)
Basic loss per share from discontinued operations	$(0.02)	$(0.13)	$(0.09)	$(0.14)
Basic loss per share	$(0.80)	$(2.54)	$(1.64)	$(2.57)
Diluted loss per share from continuing operations	$(0.78)	$(2.41)	$(1.55)	$(2.43)
Diluted loss per share from discontinued operations	$(0.02)	$(0.13)	$(0.09)	$(0.14)
Diluted loss per share	$(0.80)	$(2.54)	$(1.64)	$(2.57)

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(40,028)	$(39,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,808	5,618
Stock-based compensation expense	1,638	2,508
Inventory impairments and option contract abandonments	2,246	4,707
Deferred and other income tax benefit	(577)	(36,278)
Provision for doubtful accounts	(184)	227
Equity in (income) loss of unconsolidated entities	(104)	109
Cash distributions of income from unconsolidated entities	336	—
Loss on extinguishment of debt	1,517	2,747
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(287)	6,375
Decrease in income tax receivable	3,859	2,424
Increase in inventory	(40,407)	(14)
Decrease in other assets	2,823	7,420
Decrease in trade accounts payable	(7,033)	(17,748)
Decrease in other liabilities	(6,050)	(18,905)
Other changes	107	(7)
Net cash used in operating activities	(76,336)	(80,026)
Cash flows from investing activities:
Capital expenditures	(3,869)	(12,488)
Investments in unconsolidated entities	(400)	(810)
Return of capital from unconsolidated entities	432	428
Increases in restricted cash	(1,044)	(888)
Decreases in restricted cash	7,562	551
Net cash provided by (used in) investing activities	2,681	(13,207)
Cash flows from financing activities:
Repayment of debt	(183,319)	(2,899)
Proceeds from issuance of new debt	200,000	—
Debt issuance costs	(4,635)	(97)
Equity issuance costs	—	(1,212)
Settlement of unconsolidated entity debt obligation	(500)	(15,862)
Payments for other financing activities	(26)	(72)
Net cash provided by (used in) financing activities	11,520	(20,142)
Decrease in cash and cash equivalents	(62,135)	(113,375)
Cash and cash equivalents at beginning of period	487,795	370,403
Cash and cash equivalents at end of period	$425,660	$257,028

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (Beazer Homes, Beazer or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. Certain items in prior period financial statements have been reclassified to conform to the current presentation. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the 2012 Annual Report). Over the past few years, we have discontinued homebuilding operations in certain of our markets. Results from our title services business and our exit markets are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented (see Note 14 for further discussion of our Discontinued Operations). On October 11, 2012, the Company announced the effectiveness of a one-for-five reverse stock split. All historic share and per share information, including earnings per share, in this Form 10-Q have been retroactively adjusted to reflect this reverse stock split. Certain items in prior period financial statements have been revised to conform to the current presentation. Our net loss is equivalent to our comprehensive loss so we have not presented a separate statement of comprehensive loss. We evaluated events that occurred after the balance sheet date but before the financial statements were issued or were available to be issued for accounting treatment and disclosure.
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
Other Liabilities. Other liabilities include the following:

(In thousands)	March 31, 2013	September 30, 2012
Income tax liabilities	$21,834	$22,225
Accrued warranty expenses	13,601	15,477
Accrued interest	33,483	28,673
Accrued and deferred compensation	17,579	24,612
Customer deposits	12,498	8,830
Other	41,807	47,901
Total	$140,802	$147,718

Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standard Board (FASB) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 clarifies some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (IFRS), and in some limited cases, changes some principles to achieve convergence between GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The adoption of ASU 2011-04 effective with our second quarter of fiscal 2012 did not have a material effect on our operating results or financial position.

(2) Supplemental Cash Flow Information

	Six Months Ended
	March 31,
(In thousands)	2013	2012
Supplemental disclosure of non-cash activity:
(Decrease) increase in obligations related to land not owned under option agreements	$(1,501)	$871
Decrease in future land purchase rights	—	(11,651)
Contribution of future land purchase rights to unconsolidated entities	—	11,651
Decrease in debt related to conversion of Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock	(9,402)	(55,308)
Supplemental disclosure of cash activity:
Interest payments	48,944	60,145
Income tax payments	121	518
Tax refunds received	3,925	2,564

(3) Investments in Unconsolidated Entities
As of March 31, 2013, we participated in certain land development joint ventures and other unconsolidated entities in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated entities, the total equity and outstanding borrowings of these unconsolidated entities, and our guarantees of these borrowings, as of March 31, 2013 and September 30, 2012:

(In thousands)	March 31, 2013	September 30, 2012
Beazer’s investment in unconsolidated entities	$41,814	$42,078
Total equity of unconsolidated entity	441,996	383,482
Total outstanding borrowings of unconsolidated entities	64,441	64,912
Beazer’s estimate of its maximum exposure to our repayment guarantees	—	696

For the three and six months ended March 31, 2013 and 2012, our income (loss) from unconsolidated entity activities, the impairments of our investments in certain of our unconsolidated entities, and the overall equity in income (loss) of unconsolidated entities is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2013	2012	2013	2012
Continuing operations:
Income (loss) from unconsolidated entity activity	$68	$4	$104	$(73)
Impairment of unconsolidated entity investment	—	—	—	—
Equity in income (loss) of unconsolidated entities - continuing operations	$68	$4	$104	$(73)

South Edge/Inspirada
The Company holds a minority (less than 10%) interest in Inspirada Builders LLC which was formed in connection with the bankruptcy and subsequent plan of reorganization of the South Edge joint venture. During the quarter ended December 31, 2011, we paid $15.9 million in connection with this plan of reorganization. Our right to acquire land in Las Vegas, Nevada from Inspirada is a component of our investment. As such, we have recorded an investment in Inspirada, which includes the $11.7 million we previously estimated for our future right to purchase land and our cash contributions to the joint venture, primarily for organization costs. In addition to our initial payment, we, as a member of the Inspirada joint venture, will have obligations for a portion of future infrastructure and other development costs. At this time, these costs cannot be quantified due to, among other things, uncertainty over the future development configuration of the project and the related costs, market conditions, uncertainty over the remaining infrastructure costs and potential recoveries from previously filed bankruptcies of certain other South Edge members. In addition, there are uncertainties with respect to the location and density of the land we will receive as a result of our investment in Inspirada, the products we will build on such land and the estimated selling prices of such homes. Because there are uncertainties with respect to development costs, in future periods, we may be required to record adjustments to the carrying value of this Inspirada investment as better information becomes available.
Pre-Owned Rental Homes
Effective May 3, 2012, we contributed $0.3 million in cash and our Pre-Owned Homes business at cost, including 190 homes in Arizona and Nevada, of which 187 were leased, for a 23.5% equity method investment in an unconsolidated real estate investment trust (the REIT). The Company also received grants of restricted units in the REIT, of which a portion vested during the year ended September 30, 2012 and the quarter ended March 31, 2013. As of March 31, 2013, we held a 15.14% investment in the REIT.

Subsequent to the initial REIT offering, we entered into a transition services agreement with the REIT under which we agreed to provide interim Chief Financial Officer (CFO) and various back office and administrative support on an as needed basis. Subsequent to March 31, 2013, the REIT hired a CFO. In the future, we may continue to provide services including treasury operations, cash management, accounting and financial reporting support, human resources support, environmental and safety services, and tax support on an as needed basis. Fees received related to the transition services agreement billed at our cost and recognized as other income were not material to our consolidated financial results.
Guarantees
Our land development joint ventures typically obtain secured acquisition, development and construction financing. Generally, Beazer and our land development joint venture partners provide varying levels of guarantees of debt and other obligations for these unconsolidated entities.
As of September 30, 2012, we had recorded $0.7 million in Other Liabilities related to one repayment guarantee. During the six months ended March 31, 2013, we entered into a guarantee release agreement and paid $0.5 million to settle our liability and recognized the remaining $0.2 million as other income.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and six months ended March 31, 2013 and 2012, we were not required to make any payments related to environmental indemnities.
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

(4) Inventory

(In thousands)	March 31, 2013	September 30, 2012
Homes under construction	$271,882	$251,828
Development projects in progress	420,914	391,019
Land held for future development	355,613	367,102
Land held for sale	10,413	10,149
Capitalized interest	45,501	38,190
Model homes	39,414	40,844
Total owned inventory	$1,143,737	$1,099,132

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 111 ($26.9 million) and 174 ($39.7 million) substantially completed homes that were not subject to a sales contract (spec homes) at March 31, 2013 and September 30, 2012, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale in Unallocated and Other includes land held for sale in the markets we have decided to exit including Jacksonville, Florida, Charlotte, North Carolina and Detroit, Michigan. Total owned inventory, by reportable segment, is set forth in the table below:

(In thousands)	Projects in Progress	Held for Future Development	Land Held for Sale	Total Owned Inventory
March 31, 2013
West Segment	$289,932	$306,496	$2,478	$598,906
East Segment	261,501	25,496	3,130	290,127
Southeast Segment	155,370	23,621	2,087	181,078
Unallocated & Other	70,908	—	2,718	73,626
Total	$777,711	$355,613	$10,413	$1,143,737
September 30, 2012
West Segment	$261,239	$318,351	$2,553	$582,143
East Segment	279,954	25,130	3,204	308,288
Southeast Segment	118,853	23,621	1,675	144,149
Unallocated & Other	61,835	—	2,717	64,552
Total	$721,881	$367,102	$10,149	$1,099,132

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

As of March 31, 2013, one community in our East Segment was on our quarterly watch list. However, after additional financial and operational review, we determined that the factors contributing to profit margins below our threshold were temporary in nature and, therefore, the community was not subjected to our impairment analyses.
In our impairment analyses for the quarter ended March 31, 2012, we assumed limited market improvements in some communities beginning in fiscal 2013 and continuing improvement in these communities in subsequent years. For any communities scheduled to close out in fiscal 2012, we did not assume any market improvements. The discount rate used may be different for each community and ranged from 13.4% to 15.2% for the quarter ended March 31, 2012. The following tables represent the results, by reportable segment, of our community level review of the recoverability of our inventory assets held for development as of March 31, 2013, and 2012. We have elected to aggregate our disclosure at the reportable segment level because we believe this level of disclosure is most meaningful to the readers of our financial statements. The aggregate undiscounted cash flow fair value as a percentage of book value for the communities represented below is consistent with our expectations given our “watch list” methodology.

($ in thousands)		Undiscounted Cash Flow Analyses Prepared
Segment	# of Communities on Watch List	# of Communities	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV
Quarter Ended March 31, 2013
West	—	—	$—	—%
East	1	—	—	—%
Southeast	—	—	—	—%
Unallocated	—	—	—	—%
Total	1	—	$—	—%
Quarter Ended March 31, 2012
West	6	4	$8,550	103.7%
East	12	4	12,920	101.2%
Southeast	2	1	1,027	132.4%
Unallocated	—	—	1,178	n/a
Total	20	9	$23,675	103.4%

There were no impairments recorded during the three and six months ended March 31, 2013 related to our discounted cash flow analyses. The table below summarizes the results of our discounted cash flow analysis for the three and six months ended March 31, 2012. The impairment charges below include impairments taken as a result of these discounted cash flow analyses and impairment charges recorded for individual homes sold and in backlog with net contribution margins below a minimum threshold of profitability in communities that were not otherwise impaired through our discounted cash flow analyses. The estimated fair value of the impaired inventory is determined immediately after a community’s impairment.

($ in thousands)	Communities Impaired As a Result of Discounted Cash Flow Analyses Prepared
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Period End	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Period End
Quarter Ended March 31, 2012					Six Months Ended March 31, 2012
West	—	—	$202	$—	1	51	$2,198	$6,377
East	1	25	565	3,292	1	25	687	3,292
Southeast	—	—	46	—	—	—	164	—
Unallocated	—	—	36	—	—	—	84	—
Continuing Operations	1	25	$849	$3,292	2	76	3,133	9,669
Discontinued Operations	—	—	2	—	—	—	18	—
Total	1	25	$851	$3,292	2	76	$3,151	$9,669

Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. During the quarter ended March 31, 2012, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions, including decreased sales prices, the change in sales prices and changes in absorption estimates based on current market conditions and management’s assumptions relative to future results led to an impairment in one community in our East segment for the quarter ended March 31, 2012. There were no comparable impairments in the quarter ended March 31, 2013. Market deterioration that exceeds our estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if markets deteriorate.

The impairments on land held for sale generally represent further write downs of these properties to net realizable value, less estimated costs to sell and are based on current market conditions and our review of recent comparable transactions. For the quarter ended March 31, 2013, the land held for sale impairment in the Southeast Segment related to our decision to reposition one community in South Carolina to address consumer demand, including the decision to sell a portion of the lots in this community. Our assumptions about land sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We calculated the estimated fair values of land held for sale based on current market conditions and assumptions made by management, which may differ materially from actual results and may result in additional impairments if market conditions deteriorate.
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
The following table sets forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2013	2012	2013	2012
Development projects and homes in process (Held for Development)
West	$—	$202	$46	$2,198
East	—	565	13	687
Southeast	—	46	—	164
Unallocated	—	36	—	84
Subtotal	$—	$849	$59	$3,133
Land Held for Sale
West	$—	$—	$—	$—
East	—	—	—	—
Southeast	1,778	—	1,778	208
Subtotal	$1,778	$—	$1,778	$208
Lot Option Abandonments
West	$30	$170	$104	$172
East	(2)	90	20	564
Southeast	219	60	268	594
Unallocated	—	1	—	2
Subtotal	$247	$321	$392	$1,332
Continuing Operations	$2,025	$1,170	$2,229	$4,673
Discontinued Operations
Held for Development	$—	$2	$—	$18
Land Held for Sale	—	—	17	—
Lot Option Abandonments	—	—	—	16
Subtotal	$—	$2	$17	$34
Total Company	$2,025	$1,172	$2,246	$4,707

Lot Option Agreements and Variable Interest Entities (VIEs). As previously discussed, we also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred. We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our remaining option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised.
For the VIEs in which we are the primary beneficiary, we have consolidated the VIE and reflected such assets and liabilities as land not owned under option agreements in our balance sheets. For VIEs we were required to consolidate, we recorded the remaining contractual purchase price under the applicable lot option agreement to land not owned under option agreements with an offsetting increase to obligations related to land not owned under option agreements. Also, to reflect the purchase price of this inventory consolidated, we present the related option deposits as land not owned under option agreement in the accompanying unaudited condensed consolidated balance sheets. Consolidation of these VIEs has no impact on the Company’s results of operations or cash flows.
The following provides a summary of our interests in lot option agreements as of March 31, 2013 and September 30, 2012:

(In thousands)	Deposits & Non-refundable Preacquisition Costs Incurred	Remaining Obligation	Land Not Owned - Under Option Agreements
As of March 31, 2013
Consolidated VIEs	$4,899	$2,650	$7,549
Other consolidated lot option agreements (a)	190	636	826
Unconsolidated lot option agreements	19,933	203,618	—
Total lot option agreements	$25,022	$206,904	$8,375
As of September 30, 2012
Consolidated VIEs	$7,203	$3,346	$10,549
Other consolidated lot option agreements (a)	430	1,441	1,871
Unconsolidated lot option agreements	17,290	193,711	—
Total lot option agreements	$24,923	$198,498	$12,420

(a)	Represents lot option agreements with non-VIE entities that we have deemed to be “financing arrangements” pursuant to ASC 470-40, Product Financing Arrangements.

(5) Interest
Our ability to capitalize all interest incurred during the three and six months ended March 31, 2013 and 2012 has been limited by our inventory eligible for capitalization. The following table sets forth certain information regarding interest:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2013	2012	2013	2012
Capitalized interest in inventory, beginning of period	$41,922	$46,510	$38,190	$45,973
Interest incurred	29,177	32,190	57,595	64,715
Capitalized interest impaired	—	(25)	—	(53)
Interest expense not qualified for capitalization and included as other expense	(16,246)	(18,797)	(32,457)	(37,914)
Capitalized interest amortized to house construction and land sales expenses	(9,352)	(12,636)	(17,827)	(25,479)
Capitalized interest in inventory, end of period	$45,501	$47,242	$45,501	$47,242

(6) Earnings Per Share

In computing diluted loss per share for the three and six ended March 31, 2013 and 2012, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. For the quarter ended March 31, 2013, these excluded common stock equivalents included options/stock-settled appreciation rights (SSARs) to purchase 0.6 million shares of common stock and 8.1 million shares issuable upon the conversion of our Tangible Equity Unit (TEU) prepaid stock purchase contracts (based on the maximum potential shares upon conversion), respectively.

During the quarter ended March 31, 2013, our stockholders approved the Company's proposal to amend our Amended and Restated Certificate of Incorporation to decrease the authorized number of shares of our common stock from 100 million to 63 million. Such decrease is reflected on our unaudited condensed consolidated balance sheet.

During the quarter ended March 31, 2012, we exchanged 2.2 million shares of our common stock for $48.1 million of our Mandatory Convertible Subordinated Notes and 2.8 million shares of our common stock for 2.8 million TEUs comprised of prepaid stock purchase contracts and senior amortizing notes. During the quarter ended September 30, 2012, we issued an additional 4.6 million TEUs. As of March 31, 2013, there were 4.8 million TEUs outstanding (including $20.0 million of amortizing notes). In January 2013, we issued 0.4 million shares of our common stock upon conversion of the Mandatory Convertible Subordinated Notes. If the remaining TEU instruments were converted at the maximum settlement factor under their respective agreements, we would be required to issue approximately 8.1 million shares of common stock to the instrument holders upon conversion. See Note 7 below for additional information related to the March 2012 conversion transactions and July 2012 TEU issuance.

(7) Borrowings

At March 31, 2013 and September 30, 2012 we had the following long-term debt, net of discounts:

(In thousands)	Maturity Date	March 31, 2013	September 30, 2012
6 7/8% Senior Notes	July 2015	$—	$172,454
8 1/8% Senior Notes	June 2016	172,879	172,879
6 5/8% Senior Secured Notes	April 2018	300,000	300,000
9 1/8% Senior Notes	June 2018	298,000	300,000
9 1/8% Senior Notes	May 2019	235,000	235,000
7 1/4% Senior Notes	February 2023	200,000	—
TEU Senior Amortizing Notes	August 2013	161	316
TEU Senior Amortizing Notes	August 2015	19,885	23,500
Unamortized debt discounts		(2,440)	(3,082)
Total Senior Notes, net		1,223,485	1,201,067
Mandatory Convertible Subordinated Notes	January 2013	—	9,402
Junior subordinated notes	July 2036	52,637	51,603
Cash Secured Loan	November 2017	222,368	227,368
Other secured notes payable	Various Dates	8,663	8,758
Total debt, net		$1,507,153	$1,498,198

Secured Revolving Credit Facility — In September 2012, we amended and expanded our Secured Revolving Credit Facility from $22 million to $150 million. The three-year Amended Secured Revolving Credit Facility provides for future working capital and letter of credit needs collateralized by substantially all of the Company's personal property (excluding cash and cash equivalents) and real property. This facility is subject to various financial, collateral-based and negative covenants with which we are required to comply. As of March 31, 2013, we were in compliance with all such covenants and had $150 million of available borrowings under the Secured Revolving Credit Facility. We have elected to cash collateralize all letters of credit; however, as of March 31, 2013, we have pledged approximately $1 billion of inventory assets to our Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of March 31, 2013 or September 30, 2012.
We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $220.0 million. As of March 31, 2013 and September 30, 2012, we have letters of credit outstanding of $23.2 million and $24.7 million, respectively, which are secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.

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
The Company's Senior Notes are subject to indentures containing certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur additional indebtedness and to make certain investments. Compliance with these covenants does not significantly impact our operations. We were in compliance with the covenants contained in all of our Senior Notes as of March 31, 2013.
All of our Senior Notes contain covenants that restrict our ability to incur additional indebtedness unless it is refinancing indebtedness or non-recourse indebtedness. The incurrence of refinancing indebtedness and non-recourse indebtedness, as defined in the applicable indentures, are exempted from the covenant test. As of March 31, 2013, we were not able to incur additional indebtedness, except refinancing or non-recourse indebtedness.
Our Senior Notes due 2016 (the 2016 Notes) contain the most restrictive covenants, including the consolidated tangible net worth covenant, which states that should consolidated tangible net worth fall below $85 million for two consecutive quarters, the Company is required to make an offer to purchase 10% of the 2016 Notes at par. If triggered and fully subscribed, this could result in our having to purchase $27.5 million of the 2016 Notes which may be reduced by certain 2016 Note repurchases (potentially at less than par) made in the open market after the triggering date. As of March 31, 2013 our consolidated tangible net worth was $206.6 million, well in excess of the minimum covenant requirement.
In February 2013, we issued and sold $200 million aggregate principal amount of 7.25% Senior Notes due 2023 (the 2023 Notes) at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the 2023 Notes is payable semi-annually in cash in arrears, beginning August 1, 2013. The 2023 Notes will mature on February 1, 2023.
The 2023 Notes were issued under an Indenture, dated as February 1, 2013 (the Indenture) that contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the Indenture) to, among other things, incur additional indebtedness, including secured indebtedness, and make certain types of restricted payments. The Indenture contains customary events of default. Upon the occurrence of an event of default, payments on the 2023 Notes may be accelerated and become immediately due and payable. Upon a change of control (as defined in the Indenture), the Indenture requires us to make an offer to repurchase the 2023 Notes at 101% of their principal amount, plus accrued and unpaid interest.
We may redeem the 2023 Notes at any time prior to August 1, 2018, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to August 1, 2016, we may redeem up to 35% of the aggregate principal amount of 2023 Notes with the proceeds of certain equity offerings at a redemption price equal to 107.250% of the principal amount of the 2023 Notes plus accrued and unpaid interest, if any, to the date fixed for redemption; provided, that at least 65% of the aggregate principal amount of the 2023 Notes originally issued under the Indenture remain outstanding after such redemption. On or after August 1, 2018, we may redeem some or all of the 2023 Notes at redemption prices set forth in the Indenture. These percentages range from 100.000% to 103.625%.
The 2023 Notes rank equally in right of payment with all of our existing and future senior unsecured obligations, senior to all of the Company's existing and future subordinated indebtedness and effectively subordinated to the Company's existing and future secured indebtedness, including indebtedness under our revolving credit facility and our 6.625% Senior Secured Notes due 2018, to the extent of the value of the assets securing such indebtedness. The 2023 Notes and related guarantees are structurally subordinated to all indebtedness and other liabilities of all of the Company's subsidiaries that do not guarantee the 2023 Notes. The 2023 Notes are fully and unconditionally guaranteed jointly and severally on a senior basis by the Company's wholly-owned subsidiaries party to the Indenture.
During the quarter ended March 31, 2013, we used a portion of the net cash proceeds from the 2023 Notes offering to redeem all of our outstanding 6.875% Senior Notes due 2015 (the 2015 Notes). The 2015 Notes were redeemed at 101.146% of the principal amount, plus accrued and unpaid interest. During the quarter ended March 31, 2013, we also repurchased $2 million of our outstanding 9.125% Senior Notes due 2018 in open market transactions. These transactions resulted in a loss on debt extinguishment of $3.6 million, net of unamortized discounts and debt issuance costs. All Senior Notes redeemed/repurchased by the Company were canceled.
Senior Notes: Tangible Equity Units — In July 2012, we issued 4.6 million 7.5% TEUs (the 2012 TEUs), which were comprised of prepaid stock purchase contracts (PSPs) and senior amortizing notes. As the two components of the TEUs are legally separate and detachable, we have accounted for the two components as separate items for financial reporting purposes and valued them based on their relative fair value at the date of issuance. The amortizing notes are unsecured senior obligations and rank equally with all of our other unsecured indebtedness. Outstanding notes pay quarterly installments of principal and interest through maturity. The PSPs were originally accounted for as equity (additional paid in capital) at the initial fair value of these contracts based on the relative fair value method. The PSPs related to these July 2012 TEUs are scheduled to be settled in Beazer Homes' common stock on July 15, 2015. If on that date, our common stock price is (1) at or below $14.50 per share, the PSPs will convert to 1.72414 shares per unit, (2) at or above $17.75 per share, the PSPs will convert to 1.40746 shares per unit or (3) between $14.50 and $17.75 per share, the PSPs will convert to a number of shares of our common stock equal to $25.00 divided by the applicable market value of our common stock.
During May 2010, we issued 3.0 million 7.25% TEUs (the 2010 TEUs). In March 2012, we exchanged 2.8 million shares of our common stock for 2.8 million 2010 TEUs (comprised of prepaid stock purchase contracts and $7.2 million of senior amortizing notes). Since our offer to convert the 2010 TEUs included a premium share component and was not pursuant to the instrument's original conversion terms, we accounted for the exchange as an induced conversion of the 2010 TEUs. We compared the fair value of the common stock issued to the fair value of the 2010 TEU instruments at the date of acceptance in order to determine the premium of the consideration. This premium was then allocated between the debt and equity components of the 2010 TEUs based on each components relative fair value. The difference between the implied fair value of the amortizing notes (including the premium allocation) and the carrying value of the amortizing notes was recognized as a loss on extinguishment of debt and totaled approximately $0.7 million. The remaining related PSPs issued in May 2010 will be settled in Beazer Homes’ common stock on August 15, 2013.
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
On January 15, 2013, the remaining $9.4 million of outstanding Mandatory Convertible Subordinated Notes converted into 0.4 million shares of the Company’s common stock in accordance with the notes' conversion provisions.
Junior Subordinated Notes — $103.1 million of unsecured junior subordinated notes mature on July 30, 2036, are redeemable at par and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a variable interest rate as defined in the agreement. The obligations relating to these notes and the related securities are subordinated to our Secured Revolving Credit Facility and Senior Notes. In January 2010, we modified the terms of $75 million of these notes and recorded these notes at their estimated fair value. Over the remaining life of the notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of March 31, 2013, the unamortized accretion was $48.1 million and will be amortized over the remaining life of the notes.
As of March 31, 2013, we were in compliance with all covenants under our Junior Notes.
Cash Secured Loans — We have entered into two separate loan facilities, totaling $222.4 million as of March 31, 2013, which provide for borrowings up to a combined total of $275 million through March 2013. Borrowing under the cash secured loan facilities will replenish cash used to repay or repurchase the Company’s debt and would be considered “refinancing indebtedness” under certain of the Company’s existing indentures and debt covenants. However, because the loans are fully collateralized by cash equal to the loan amount, the loans do not provide liquidity to the Company.
The lenders of these facilities may put the outstanding loan balances to the Company in November 2014. The loan matures in November 2017. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is included in restricted cash on our unaudited condensed consolidated balance sheet as of March 31, 2013 and September 30, 2012. The cash secured loan has an interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing. During the quarter ended September 30, 2012, we repaid $20 million of the outstanding cash secured term loan. Further, during the quarter ended March 31, 2013, we repaid $5 million of the outstanding cash secured term loan.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of March 31, 2013 and September 30, 2012, we had outstanding notes payable of $8.7 million and $8.8 million respectively, primarily related to land acquisitions. These notes payable have varying expiration dates between 2013 and 2019 and have a weighted average fixed rate of 3.83% at March 31, 2013. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

(8) Income Taxes
For the three and six months ended March 31, 2013, our non-cash tax benefit from continuing operations was $0.3 million and $0.6 million, respectively, primarily related to a decrease of our prior year's recognized tax benefits.
For the periods ended March 31, 2013 and September 30, 2012, we had $2.4 million and $2.5 million, respectively of accrued interest and penalties related to our unrecognized tax benefits.
Our federal income tax returns for fiscal years 2007 through 2010 and certain state income tax returns for various fiscal years are under routine examination. The final outcome of these examinations are not yet determinable and therefore the change in our unrecognized tax benefits that could occur within the next 12 months cannot be estimated at this time.
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
Further, we experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code (Section 382) as of January 12, 2010. Section 382 contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss (NOL) carryforwards and certain built-in losses or deductions recognized during the five-year period after the ownership change to offset future taxable income. Therefore, our ability to utilize our pre-ownership change NOL carryforwards and recognize certain built-in losses or deductions is limited by Section 382 to an estimated maximum amount of approximately $11.4 million ($4 million tax-effected) annually. Certain deferred tax assets are not subject to any limitation imposed by Section 382.
Due to a combination of Section 382 limitations and the maximum 20-year carryforward of our NOLs, we will be unable to fully recognize certain deferred tax assets. As a result, as of March 31, 2013, our valuation allowance was $503.0 million and we expect to continue to add to our gross deferred tax assets for anticipated NOLs that will not be limited by Section 382.

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
We subcontract our homebuilding work to subcontractors whose contracts generally include an indemnity obligation and a requirement that certain minimum insurance requirements be met, including providing us with a certificate of insurance prior to receiving payments for their work. Therefore, many claims relating to workmanship and materials are the primary responsibility of the subcontractors.
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
As a result of our quarterly analyses, we adjust our estimated warranty liabilities if required. While we believe our warranty reserves are adequate as of March 31, 2013, historical data and trends may not accurately predict actual warranty costs or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period	$14,342	$17,414	$15,477	$17,916
Accruals for warranties issued	1,302	1,741	2,730	3,228
Changes in liability related to warranties existing in prior periods	(437)	(1,244)	(1,739)	(1,351)
Payments made	(1,606)	(1,778)	(2,867)	(3,660)
Balance at end of period	$13,601	$16,133	$13,601	$16,133

Litigation
On June 3, 2009, Beazer Homes Corp., a wholly-owned subsidiary of the Company, was named as a defendant in a purported class action lawsuit in the Circuit Court for Lee County, State of Florida, filed by Bryson and Kimberly Royal, the owners of one of our homes in our Magnolia Lakes community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney's fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation and individual state court actions. We believe that the claims asserted in these actions are governed by home warranties or are without merit. The Company has offered to repair all of these homes pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, the owners of all but two of the affected homes have accepted the Company's offer to repair. Furthermore, the Company has agreed to participate in a global class settlement with the plaintiff class counsel and numerous other defendants in the multidistrict litigation, which was approved by the Court on February 13, 2013. The class action settlement requires Beazer to make a settlement payment that is not material to our consolidated financial position or results of operations, and resolves all claims, including future claims, against Beazer related to Chinese drywall. The only exception would have been any claims by persons or entities that opted out of the settlement, but there were no opt outs by the Court’s deadline. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs. As of March 31, 2013, we have recorded an immaterial amount related to our expected liability under the settlement.
As disclosed in prior SEC filings, we operated Beazer Mortgage Corporation (BMC) from 1998 through February 2008 to offer mortgage financing to buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold these loans to investors. In general underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. From time to time we have received claims from institutions which have acquired certain of these mortgages demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. We have been able to resolve these claims for amounts that are not material to our consolidated financial position or results of operation. We currently have an insignificant number of such claims outstanding for which we believe we have no liability. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors, although, at this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial position or results of operations. As of March 31, 2013, no liability has been recorded for any such additional claims as such exposure is not both probable and reasonably estimable.
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

Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it had resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $16.6 million has been paid as of March 31, 2013. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
In 2006, we received two Administrative Orders issued by the New Jersey Department of Environmental Protection. The Orders allege certain violations of wetlands disturbance permits and assess proposed fines of $630,000 and $678,000, respectively. We have met with the Department to discuss their concerns on the two affected communities and have requested hearings on both matters. Although we believe that we have significant defenses to the alleged violations, we have reached a settlement with the Department, through an Administrative Consent Order, for an amount that is not material to our consolidated financial position or results of operations.
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
We have accrued $16.0 million and $19.4 million in other liabilities related to litigation and other matters, excluding warranty, as of March 31, 2013 and September 30, 2012, respectively.
We had outstanding letters of credit and performance bonds of approximately $23.2 million and $148.3 million, respectively, at March 31, 2013 related principally to our obligations to local governments to construct roads and other improvements in various developments. We have no outstanding letters of credit relating to our land option contracts as of March 31, 2013.

(10) Fair Value Measurements
As of March 31, 2013, we had no assets or liabilities in our unaudited condensed consolidated balance sheets that were required to be measured at fair value on a recurring basis. Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.
As previously disclosed, we review our long-lived assets, including inventory, for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair values of our investments in unconsolidated entities are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. See Notes 1, 3 and 4 for additional information related to the fair value accounting for the assets listed above. Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter.
The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the six months ended March 31, 2013 and 2012:

(In thousands)	Level 1	Level 2	Level 3	Total
Six Months Ended March 31, 2013
Land held for sale	—	—	$2,013	$2,013
Six Months Ended March 31, 2012
Development projects in progress	—	—	$9,669	$9,669
Land held for sale	—	—	$1,600	$1,600

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
Obligations related to land not owned under option agreements approximate fair value. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

(In thousands)	As of March 31, 2013		As of September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,223,485	$1,305,905	$1,201,067	$1,228,745
Mandatory Convertible Subordinated Notes	—	—	9,402	7,465
Junior Subordinated Notes	52,637	52,637	51,603	51,603
	$1,276,122	$1,358,542	$1,262,072	$1,287,813

The estimated fair values shown above for our publicly-held Senior Notes and Mandatory Convertible Subordinated Notes have been determined using quoted market rates (Level 2). Since there is no trading market for our junior subordinated notes, the fair value of these notes is estimated by discounting scheduled cash flows through maturity (Level 3). The discount rate is estimated using market rates currently being offered on loans with similar terms and credit quality. Judgment is required in interpreting market data to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.

(11) Stock-based Compensation
For the three months ended March 31, 2013, our total stock-based compensation, included in general and administrative expenses (G&A), was approximately $0.9 million ($0.7 million net of tax). The fair value of each option/stock-based stock appreciation right (SSAR) grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance-based, nonvested stock grant is estimated on the date of grant using the Monte Carlo valuation method. The cash-settled component of any awards granted to employees are accounted for as a liability award and the liability is adjusted to fair value each reporting period until vested. Non-performance based, nonvested stock is valued based on the market price of the common stock on the date of the grant.
During the six months ended March 31, 2013 and 2012, employees surrendered 1,306 and 12,553 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $19,000 and $34,000 for the six months ended March 31, 2013 and 2012, respectively.

Stock Options: We used the following assumptions for our options granted during the six months ended March 31, 2013:

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
The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. At March 31, 2013, our SSAR/stock options outstanding had an intrinsic value of $0.9 million. The intrinsic value of SSARs/stock options vested and expected to vest in the future was $0.9 million. The SSARS/stock options vested and expected to vest in the future had a weighted average expected life of 2.9 years. The aggregate intrinsic value of exercisable SSARs/stock options as of March 31, 2013 was $0.2 million.
The following table summarizes stock options and SSARs outstanding as of March 31, 2013, as well as activity during the three and six months then ended:

	Three Months Ended		Six Months Ended
	March 31, 2013		March 31, 2013
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	581,857	$33.35	429,965	$40.80
Granted	—	—	155,565	13.33
Exercised	(105)	10.80	(105)	10.80
Expired	(6,000)	94.25	(7,703)	96.45
Forfeited	(1,587)	18.89	(3,557)	19.90
Outstanding at end of period	574,165	$32.75	574,165	$32.75
Exercisable at end of period	295,087	$49.50	295,087	$49.50
Vested or expected to vest in the future	573,378	$32.78	573,378	$32.78

Nonvested Stock Awards: Compensation cost arising from nonvested stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of March 31, 2013 and September 30, 2012, there was $1.8 million and $2.1 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at March 31, 2013 is expected to be recognized over a weighted average period of 1.3 years.
During the six months ended March 31, 2013, we issued 31,532 shares of performance-based restricted stock (Performance Shares) to our executive officers and certain corporate employees. Each Performance Share represents a contingent right to receive one share of the Company’s common stock if vesting is satisfied at the end of the three-year performance period. The number of shares that will vest at the end of the three-year performance period will depend upon the level to which the following two performance criteria are achieved (1) Beazer’s total shareholder return (TSR) relative to a group of peer companies and (2) the compound annual growth rate (CAGR) during the three-year performance period of Beazer common stock. The target number of Performance Shares that vest may be increased by up to 50% based on the level of achievement of the above criteria as defined in the applicable award agreement. Payment for Performance Shares in excess of the target number (31,532) will be settled in cash. Any portion of the Performance Shares that do not vest at the end of the period will be forfeited. The grants of the performance-based, nonvested stock were valued using the Monte Carlo valuation method and had an estimated fair value of $5.02 per share, a portion of which is attributable to the potential cash-settled liability aspect of the grant which is included in Other Liabilities.
A Monte Carlo simulation model requires the following inputs: (1) expected dividend yield on the underlying stock, (2) expected price volatility of the underlying stock, (3) risk-free interest rate for the period corresponding with the expected term of the award and (4) fair value of the underlying stock. For the Company and each member of the peer group, the following inputs were used, as applicable, in the Monte Carlo simulation model to determine the fair value as of the grant date for the Performance Shares: 0% dividend yield for the Company, expected price volatility ranging from 35.6% to 60.4% and a risk-free interest rate of 0.34%. The methodology used to determine these assumptions is similar to that for the Black-Scholes Model used for stock option grants discussed above; however the expected term is determined by the model in the Monte Carlo simulation.

Activity relating to nonvested stock awards, including the Performance Shares for the three and six months ended March 31, 2013 is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2013		March 31, 2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	381,181	$18.10	323,335	$19.61
Granted	717	18.82	93,309	10.32
Vested	—	—	(31,653)	10.80
Forfeited	(7,145)	13.25	(10,238)	14.14
End of period	374,753	$18.19	374,753	$18.19

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
West: Arizona, California, Nevada and Texas
East: Delaware, Indiana, Maryland, New Jersey, New York, Pennsylvania, Tennessee (Nashville) and Virginia
Southeast: Florida, Georgia, North Carolina (Raleigh) and South Carolina
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding, land sale and other revenues less home construction, land development and land sales expense, commission expense, depreciation and amortization and certain general and administrative expenses which are incurred by or allocated to our homebuilding segments. Operating income for our Pre-Owned segment was historically defined as rental revenues less home repairs and operating expenses, home sales expense, depreciation and amortization and certain general and administrative expenses which are incurred by or allocated to the segment. The accounting policies of our segments are those described in Note 1 above and Note 1 to our consolidated financial statements in our 2012 Annual Report.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2013	2012	2013	2012
Revenue
West	$118,996	$77,857	$229,122	$148,634
East	117,129	75,192	213,668	157,010
Southeast	51,777	38,070	92,014	73,638
Pre-Owned	—	524	—	909
Continuing Operations	$287,902	$191,643	$534,804	$380,191

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2013	2012	2013	2012
Operating income/(loss)
West	$10,045	$3,377	$18,403	$2,786
East	10,313	(659)	16,501	147
Southeast	2,050	1,180	4,380	1,965
Pre-Owned	—	(62)	—	(200)
Segment total	22,408	3,836	39,284	4,698
Corporate and unallocated (a)	(22,097)	(21,530)	(42,574)	(39,091)
Total operating income (loss)	311	(17,694)	(3,290)	(34,393)
Equity in income (loss) of unconsolidated entities	68	4	104	(73)
Loss on extinguishment of debt	(3,638)	(2,747)	(3,638)	(2,747)
Other expense, net	(16,195)	(18,265)	(31,822)	(36,538)
Loss from continuing operations before income taxes	$(19,454)	$(38,702)	$(38,646)	$(73,751)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2013	2012	2013	2012
Depreciation and amortization
West	$1,185	$1,090	$2,207	$1,870
East	900	805	1,583	1,310
Southeast	339	374	657	713
Pre-Owned	—	154	—	273
Segment total	2,424	2,423	4,447	4,166
Corporate and unallocated (a)	669	767	1,361	1,427
Continuing Operations	$3,093	$3,190	$5,808	$5,593

	Six Months Ended
	March 31,
(In thousands)	2013	2012
Capital Expenditures
West	$1,866	$1,415
East	611	1,883
Southeast	482	1,078
Pre-Owned (b)	910	7,906
Corporate and unallocated	—	206
Consolidated total	$3,869	$12,488

(In thousands)	March 31, 2013	September 30, 2012
Assets
West	$633,065	$618,805
East	300,748	320,404
Southeast	193,122	160,868
Corporate and unallocated (c)	819,775	882,141
Consolidated total	$1,946,710	$1,982,218

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

(b)	Capital expenditures represent the purchase of previously owned homes during the six months ended March 31, 2012.

(c)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other items that are not allocated to the segments.

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

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
March 31, 2013
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$423,377	$5,551	$514	$(3,782)	$425,660
Restricted cash	246,201	541	—	—	246,742
Accounts receivable (net of allowance of $2,051)	—	25,063	7	—	25,070
Income tax receivable	2,513	—	—	—	2,513
Owned inventory	—	1,143,737	—	—	1,143,737
Consolidated inventory not owned	—	8,375	—	—	8,375
Investments in unconsolidated entities	773	41,041	—	—	41,814
Deferred tax assets, net	7,000	—	—	—	7,000
Property, plant and equipment, net	—	16,928	—	—	16,928
Investments in subsidiaries	79,504	—	—	(79,504)	—
Intercompany	1,004,919	—	2,846	(1,007,765)	—
Other assets	22,260	5,051	1,560	—	28,871
Total assets	$1,786,547	$1,246,287	$4,927	$(1,091,051)	$1,946,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$62,235	$—	$—	$62,235
Other liabilities	53,746	85,478	1,578	—	140,802
Intercompany	1,077	1,010,470	—	(1,011,547)	—
Obligations related to land not owned under option agreements	—	3,286	—	—	3,286
Total debt (net of discounts of $2,440)	1,498,490	8,663	—	—	1,507,153
Total liabilities	1,553,313	1,170,132	1,578	$(1,011,547)	1,713,476
Stockholders’ equity	233,234	76,155	3,349	(79,504)	233,234
Total liabilities and stockholders’ equity	$1,786,547	$1,246,287	$4,927	$(1,091,051)	$1,946,710

Beazer Homes USA, Inc.

Unaudited Consolidating Balance Sheet Information
September 30, 2012
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$481,394	$8,215	$646	$(2,460)	$487,795
Restricted cash	252,900	360	—	—	253,260
Accounts receivable (net of allowance of $2,235)	—	24,594	5	—	24,599
Income tax receivable	6,372	—	—	—	6,372
Owned inventory	—	1,099,132	—	—	1,099,132
Consolidated inventory not owned	—	12,420	—	—	12,420
Investments in unconsolidated entities	773	41,305	—	—	42,078
Deferred tax assets, net	6,848	—	—	—	6,848
Property, plant and equipment, net	—	18,974	—	—	18,974
Investments in subsidiaries	63,120	—	—	(63,120)	—
Intercompany	969,425	—	3,001	(972,426)	—
Other assets	21,307	7,783	1,650	—	30,740
Total assets	$1,802,139	$1,212,783	$5,302	$(1,038,006)	$1,982,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$69,268	$—	$—	$69,268
Other liabilities	49,354	96,389	1,975	—	147,718
Intercompany	1,098	973,788	—	(974,886)	—
Obligations related to land not owned under option agreements	—	4,787	—	—	4,787
Total debt (net of discounts of $3,082)	1,489,440	8,758	—	—	1,498,198
Total liabilities	1,539,892	1,152,990	1,975	$(974,886)	1,719,971
Stockholders’ equity	262,247	59,793	3,327	(63,120)	262,247
Total liabilities and stockholders’ equity	$1,802,139	$1,212,783	$5,302	$(1,038,006)	$1,982,218

Beazer Homes USA, Inc.

Unaudited Consolidating Statement of Operations Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2013
Total revenue	$—	$287,902	$173	$(173)	$287,902
Home construction and land sales expenses	9,352	232,813	—	(173)	241,992
Inventory impairments and option contract abandonments	—	2,025	—	—	2,025
Gross (loss) profit	(9,352)	53,064	173	—	43,885
Commissions	—	11,686	—	—	11,686
General and administrative expenses	—	28,762	33	—	28,795
Depreciation and amortization	—	3,093	—	—	3,093
Operating (loss) income	(9,352)	9,523	140	—	311
Equity in income of unconsolidated entities	—	68	—	—	68
Loss on extinguishment of debt	(3,638)	—	—	—	(3,638)
Other (expense) income, net	(16,246)	47	4	—	(16,195)
(Loss) income before income taxes	(29,236)	9,638	144	—	(19,454)
(Benefit from) provision for income taxes	(583)	193	47	—	(343)
Equity in income (loss) of subsidiaries	9,542	—	—	(9,542)	—
(Loss) income from continuing operations	(19,111)	9,445	97	(9,542)	(19,111)
Loss from discontinued operations	—	(519)	(10)		(529)
Equity in (loss) income of subsidiaries	(529)	—	—	529	—
Net (loss) income	$(19,640)	$8,926	$87	$(9,013)	$(19,640)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2012
Total revenue	$—	$191,643	$241	$(241)	$191,643
Home construction and land sales expenses	12,636	157,888	—	(241)	170,283
Inventory impairments and option contract abandonments	25	1,145	—	—	1,170
Gross (loss) profit	(12,661)	32,610	241	—	20,190
Commissions	—	8,375	—	—	8,375
General and administrative expenses	—	26,285	34	—	26,319
Depreciation and amortization	—	3,190	—	—	3,190
Operating (loss) income	(12,661)	(5,240)	207	—	(17,694)
Equity in loss of unconsolidated entities	—	4	—	—	4
Loss on extinguishment of debt	(2,747)	—	—	—	(2,747)
Other (expense) income, net	(18,798)	524	9	—	(18,265)
(Loss) income before income taxes	(34,206)	(4,712)	216	—	(38,702)
(Benefit from) provision for income taxes	(13,296)	12,385	75	—	(836)
Equity in (loss) income of subsidiaries	(16,956)	—	—	16,956	—
(Loss) income from continuing operations	(37,866)	(17,097)	141	16,956	(37,866)
Loss from discontinued operations	—	(2,078)	(4)	—	(2,082)
Equity in (loss) income of subsidiaries	(2,082)	—	—	2,082	—
Net (loss) income	$(39,948)	$(19,175)	$137	$19,038	$(39,948)

Beazer Homes USA, Inc.

Unaudited Consolidating Statement of Operations Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2013
Total revenue	$—	$534,804	$390	$(390)	$534,804
Home construction and land sales expenses	17,827	435,169	—	(390)	452,606
Inventory impairments and option contract abandonments	—	2,229	—	—	2,229
Gross (loss) profit	(17,827)	97,406	390	—	79,969
Commissions	—	22,328	—	—	22,328
General and administrative expenses	—	55,063	60	—	55,123
Depreciation and amortization	—	5,808	—	—	5,808
Operating (loss) income	(17,827)	14,207	330	—	(3,290)
Equity in income of unconsolidated entities	—	104	—	—	104
Loss on extinguishment of debt	(3,638)	—	—	—	(3,638)
Other (expense) income, net	(32,457)	627	8	—	(31,822)
(Loss) income before income taxes	(53,922)	14,938	338	—	(38,646)
(Benefit from) provision for income taxes	(1,014)	281	137	—	(596)
Equity in income (loss) of subsidiaries	14,858	—	—	(14,858)	—
(Loss) income from continuing operations	(38,050)	14,657	201	(14,858)	(38,050)
(Loss) income from discontinued operations	—	(2,010)	32	—	(1,978)
Equity in loss of subsidiaries	(1,978)	—	—	1,978	—
Net (loss) income	$(40,028)	$12,647	$233	$(12,880)	$(40,028)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2012
Total revenue	$—	$380,191	$460	$(460)	$380,191
Home construction and land sales expenses	25,479	308,040	—	(460)	333,059
Inventory impairments and option contract abandonments	53	4,620	—	—	4,673
Gross (loss) profit	(25,532)	67,531	460	—	42,459
Commissions	—	16,746	—	—	16,746
General and administrative expenses	—	54,451	62	—	54,513
Depreciation and amortization	—	5,593	—	—	5,593
Operating (loss) income	(25,532)	(9,259)	398	—	(34,393)
Equity in loss of unconsolidated entities	—	(73)	—	—	(73)
Loss on extinguishment of debt	(2,747)	—	—	—	(2,747)
Other (expense) income, net	(37,914)	1,357	19	—	(36,538)
(Loss) income before income taxes	(66,193)	(7,975)	417	—	(73,751)
(Benefit from) provision for income taxes	(25,729)	(11,000)	146	—	(36,583)
Equity in income (loss) of subsidiaries	3,296	—	—	(3,296)	—
(Loss) income from continuing operations	(37,168)	3,025	271	(3,296)	(37,168)
Loss from discontinued operations	—	(2,034)	(7)	—	(2,041)
Equity in loss of subsidiaries	(2,041)	—	—	2,041	—
Net (loss) income	$(39,209)	$991	$264	$(1,255)	$(39,209)

Beazer Homes USA, Inc.

Unaudited Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2013
Net cash used in operating activities	$(14,665)	$(61,595)	$(76)	$—	$(76,336)
Cash flows from investing activities:
Capital expenditures	—	(3,869)	—	—	(3,869)
Investments in unconsolidated entities	—	(400)	—	—	(400)
Return of capital from unconsolidated entities	—	432	—	—	432
Increases in restricted cash	(668)	(376)	—	—	(1,044)
Decreases in restricted cash	7,367	195	—	—	7,562
Net cash provided by (used in) investing activities	6,699	(4,018)	—	—	2,681
Cash flows from financing activities:
Repayment of debt	(183,224)	(95)	—	—	(183,319)
Proceeds from issuance of new debt	200,000	—	—	—	200,000
Settlement of unconsolidated entity debt obligations	—	(500)	—	—	(500)
Debt issuance costs	(4,635)	—	—	—	(4,635)
Advances to/from subsidiaries	(62,166)	63,544	(56)	(1,322)	—
Payments for other financing activities	(26)	—	—	—	(26)
Net cash (used in) provided by financing activities	(50,051)	62,949	(56)	(1,322)	11,520
(Decrease) increase in cash and cash equivalents	(58,017)	(2,664)	(132)	(1,322)	(62,135)
Cash and cash equivalents at beginning of period	481,394	8,215	646	(2,460)	487,795
Cash and cash equivalents at end of period	$423,377	$5,551	$514	$(3,782)	$425,660
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2012
Net cash (used in) provided by operating activities	$(102,064)	$21,676	$362	$—	$(80,026)
Cash flows from investing activities:
Capital expenditures	—	(12,488)	—	—	(12,488)
Investments in unconsolidated entities	—	(810)	—	—	(810)
Return of capital from unconsolidated entities	—	428	—	—	428
Increases in restricted cash	(255)	(633)	—	—	(888)
Decreases in restricted cash	551	—	—	—	551
Net cash provided by (used in) investing activities	296	(13,503)	—	—	(13,207)
Cash flows from financing activities:
Repayment of debt	(2,385)	(514)	—	—	(2,899)
Settlement of unconsolidated entity obligations	(15,862)	—	—	—	(15,862)
Debt issuance costs	(97)	—	—	—	(97)
Equity issuance costs	(1,212)	—	—	—	(1,212)
Dividends paid	(1,800)	—	1,800	—	—
Advances to/from subsidiaries	15,028	(13,145)	(1,835)	(48)	—
Payments for other financing activities	(72)	—	—	—	(72)
Net cash used in financing activities	(6,400)	(13,659)	(35)	(48)	(20,142)
(Decrease) increase in cash and cash equivalents	(108,168)	(5,486)	327	(48)	(113,375)
Cash and cash equivalents at beginning of period	360,723	10,488	418	(1,226)	370,403
Cash and cash equivalents at end of period	$252,555	$5,002	$745	$(1,274)	$257,028

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
We have classified the results of operations of our discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of March 31, 2013 or September 30, 2012. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of operations. The results of our discontinued operations in the unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2013	2012	2013	2012
Total revenue	$192	$278	$288	$3,474
Home construction and land sales expenses	(160)	147	(66)	2,935
Inventory impairments and lot option abandonments	—	2	17	34
Gross profit	352	129	337	505
Commissions	—	13	—	171
General and administrative expenses	890	2,200	2,415	2,717
Depreciation and amortization	—	4	—	25
Operating loss	(538)	(2,088)	(2,078)	(2,408)
Other (loss) income, net	—	(8)	69	(46)
Loss from discontinued operations before income taxes	(538)	(2,096)	(2,009)	(2,454)
Benefit from income taxes	(9)	(14)	(31)	(413)
Loss from discontinued operations, net of tax	$(529)	$(2,082)	$(1,978)	$(2,041)

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
New home sales are principally a function of highly localized factors, such as location, school district, neighborhood amenities, transportation access and individual home characteristics. To better position the Company to compete with both other new home providers and with used homes, we have adopted several operational elements, including: (i) industry leading energy efficiency features, primarily through our voluntary implementation of Energy Star 3.0 standards; (ii) floorplan choices, which enable homebuyers to select certain structural options to match their lifestyle at no, or limited, cost; and (iii) a mortgage choice program that requires a small number of locally selected preferred lenders to compete for our buyers' business. While each of these factors provide demonstrable value to consumers, we recognize that our approach to mortgage finance is the most differentiated from our competitors, most of whom rely on their own, captive mortgage affiliates to service their customers. We believe that by providing competitive mortgage choices, we have improved the prospects for our homebuyers to obtain a mortgage whose terms, fees and interest rate best meet their objectives.
Furthermore, we remain focused on returning to sustainable profitability as soon as possible. In that regard we have outlined four operational strategies as part of our “path-to-profitability” each of which is discussed below:

•	Drive sales per community per month;

•	Gradually expand our community count;

•	Generate higher gross margins; and

•	Further leverage our fixed costs.

This quarter, we produced significant improvement in home closings and backlog. These achievements resulted from improving market conditions for new home sales as well as the implementation of our path-to-profitability strategies. We have placed significant emphasis on increasing our sales per community per month and broadening the base of our “performing” communities. Despite a 20% decline in active communities, our net new orders were relatively flat as compared to the prior year and our trailing four quarter sales per community per month increased from approximately 2.0 at March 31, 2012 to 2.7 at March 31, 2013. We also experienced an improvement in the percentage of performing communities to active communities from 89% as of March 31, 2012 to 92% as of March 31, 2013.

Since the successful completion of our capital raising transactions last summer, we have been more aggressively pursuing land acquisition in an effort to increase our number of active communities. During the current quarter, we spent $62.6 million on land and land development related to new land parcels and existing projects. Most of the newly acquired land parcels will require some level of development and therefore will not be available for homebuilding operations until late fiscal 2013 or early fiscal 2014. During the quarter ended March 31, 2013, we added 18 new active communities and closed out of 20 previously active communities. Our active community count as of March 31, 2013 was 148 active communities. Until development is complete on recently acquired land and the communities are open for business, we expect to continue to experience a modest decline in our active community count and, as a result, year-over-year comparisons for both new orders and closings will be challenging for the next several quarters.

Additionally, in March 2013, we entered into a land banking arrangement which provides us with up to $150 million of available capacity for incremental land acquisitions. Consistent with expectations of many market participants and analysts, we believe that housing starts are likely to increase over the next several years. Specifically, we expect improvements in housing start activity to be particularly robust in Florida, California, Texas, North Carolina and Arizona and as such, expect to concentrate our incremental investment activity in these markets.

We have also continued to make progress on our last two operational path-to-profitability strategies. For the quarter ended March 31, 2013, our total gross margins improved both sequentially and year-over-year. Our homebuilding gross margins excluding impairments, abandonments and interest improved 160 basis points to 19.1% this quarter from 17.5% last year and by 100 basis points from 18.1% last quarter. Also, during the second quarter of fiscal 2013, we improved our overhead expense ratio. Compared with the second quarter of fiscal 2012, general and administrative expenses declined as a percentage of revenue, from 13.7% last year to 10.0% this year.

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

RESULTS OF CONTINUING OPERATIONS:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
($ in thousands)	2013	2012	2013	2012
Revenues:
Homebuilding	$285,471	$189,617	$529,896	$376,469
Land sales and other	2,431	2,026	4,908	3,722
Total	$287,902	$191,643	$534,804	$380,191
Gross profit:
Homebuilding	$43,253	$19,467	$78,883	$40,819
Land sales and other	632	723	1,086	1,640
Total	$43,885	$20,190	$79,969	$42,459
Gross margin:
Homebuilding	15.2%	10.3%	14.9%	10.8%
Land sales and other	26.0%	35.7%	22.1%	44.1%
Total	15.2%	10.5%	15.0%	11.2%
Commissions	$11,686	$8,375	$22,328	$16,746
General and administrative (G&A) expenses:	$28,795	$26,319	$55,123	$54,513
G&A as a percentage of total revenue	10.0%	13.7%	10.3%	14.3%
Depreciation and amortization	$3,093	$3,190	$5,808	$5,593
Operating income (loss)	$311	$(17,694)	$(3,290)	$(34,393)
Operating income (loss) as a percentage of total revenue	0.1%	(9.2)%	(0.6)%	(9.0)%
Effective Tax Rate	1.8%	2.2%	1.5%	49.6%

Homebuilding Operations Data

	Three Months Ended March 31,
	New Orders, net			Cancellation Rates
	2013	2012	13 v 12	2013	2012
West	658	655	0.5%	18.4%	20.3%
East	442	502	(12.0)%	24.2%	28.7%
Southeast	421	355	18.6%	12.5%	16.3%
Total	1,521	1,512	0.6%	18.7%	22.5%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates
	2013	2012	13 v 12	2013	2012
West	1,082	958	12.9%	23.2%	25.7%
East	751	751	—%	24.8%	33.2%
Southeast	620	527	17.6%	15.0%	19.2%
Total	2,453	2,236	9.7%	21.8%	27.1%

Our net new orders for the three months ended March 31, 2013 were relatively flat as compared to the prior year. However, this quarter's new order results were achieved through a significant increase in sales per community, as we operated with 20% fewer active communities as compared to the quarter ended March 31, 2012. The increase in sales per active community per month was 26% to 3.4 for the quarter ended March 31, 2013 from 2.7 for the quarter ended March 31, 2012.

	As of March 31,
	2013	2012	13 v 12
Backlog Units:
West	918	789	16.3%
East	762	787	(3.2)%
Southeast	531	399	33.1%
Total	2,211	1,975	11.9%
Aggregate dollar value of homes in backlog (in millions)	$584.2	$465.0	25.6%
ASP in backlog (in thousands)	$264.2	$235.5	12.2%
Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. The overall increase in backlog for our continuing operations at March 31, 2013 compared to the prior year related to our year-to-date growth in total net new orders and the impact of our higher beginning backlog.
Our backlog may be impacted in the short-term due to our reduced number of active communities or by increased cycle times due to labor and/or supply shortages. During the housing downturn, many skilled workers left construction for other industries, and in certain of our markets, the smaller workforce and higher demand for trade labor has created shortages of certain skilled workers, driving up costs and/or extending land development and home construction schedules. We expect new orders and backlog to increase over time as our active communities increase, the availability of mortgage loans stabilizes, the inventory of new and used homes decreases and consumer confidence in the economic recovery increases.

Homebuilding Revenues and Average Selling Price
The table below summarizes homebuilding revenues, the average selling prices (ASP) of our homes and closings by reportable segment:

	Three Months Ended March 31,
	Homebuilding Revenues			Average Selling Price			Closings
($ in thousands)	2013	2012	13 v 12	2013	2012	13 v 12	2013	2012	13 v 12
West	$117,496	$77,810	51.0%	$233.1	$210.9	10.5%	504	369	36.6%
East	116,537	74,902	55.6%	304.3	256.5	18.6%	383	292	31.2%
Southeast	51,438	36,905	39.4%	214.3	201.7	6.2%	240	183	31.1%
Total	$285,471	$189,617	50.6%	$253.3	$224.7	12.7%	1,127	844	33.5%

	Six Months Ended March 31,
	Homebuilding Revenues			Average Selling Price			Closings
	2013	2012	13 v 12	2013	2012	13 v 12	2013	2012	13 v 12
West	$227,249	$148,064	53.5%	$226.6	$200.4	13.1%	1,003	739	35.7%
East	213,001	156,669	36.0%	289.4	260.2	11.2%	736	602	22.3%
Southeast	89,646	71,736	25.0%	210.4	193.9	8.5%	426	370	15.1%
Total	$529,896	$376,469	40.8%	$244.8	$220.0	11.3%	2,165	1,711	26.5%

Improved operational strategies and market conditions in our markets enhanced our ability to generate additional traffic, sales and higher ASP. The increase in ASP for the three and six months ended March 31, 2013 was also partially impacted by a change in mix in closings between products and among communities as compared to the prior year.
Homebuilding Gross Profit
The following table sets forth our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the three and six months ended March 31, 2013 and 2012.

($ in thousands)	Three Months Ended March 31, 2013
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$22,397	19.1%	$30	$22,427	19.1%	$—	$22,427	19.1%
East	21,692	18.6%	(2)	21,690	18.6%	—	21,690	18.6%
Southeast	8,053	15.7%	1,997	10,050	19.5%	—	10,050	19.5%
Corporate & unallocated	(8,889)		—	(8,889)		9,352	463
Total homebuilding	$43,253	15.2%	$2,025	$45,278	15.9%	$9,352	$54,630	19.1%

($ in thousands)	Three Months Ended March 31, 2012
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$13,682	17.6%	$372	$14,054	18.1%	$—	$14,054	18.1%
East	9,232	12.3%	655	9,887	13.2%	—	9,887	13.2%
Southeast	6,718	18.2%	106	6,824	18.5%	—	6,824	18.5%
Corporate & unallocated	(10,165)		37	(10,128)		12,636	2,508
Total homebuilding	$19,467	10.3%	$1,170	$20,637	10.9%	$12,636	$33,273	17.5%

($ in thousands)	Six Months Ended March 31, 2013
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$42,050	18.5%	$150	$42,200	18.6%	$—	$42,200	18.6%
East	38,661	18.2%	33	38,694	18.2%	—	38,694	18.2%
Southeast	15,020	16.8%	2,046	17,066	19.0%	—	17,066	19.0%
Corporate & unallocated	(16,848)		—	(16,848)		17,827	979
Total homebuilding	$78,883	14.9%	$2,229	$81,112	15.3%	$17,827	$98,939	18.7%

($ in thousands)	Six Months Ended March 31, 2012
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$22,857	15.4%	$2,370	$25,227	17.0%	$—	$25,227	17.0%
East	19,356	12.4%	1,251	20,607	13.2%	—	20,607	13.2%
Southeast	12,114	16.9%	966	13,080	18.2%	—	13,080	18.2%
Corporate & unallocated	(13,508)		86	(13,422)		25,479	12,057
Total homebuilding	$40,819	10.8%	$4,673	$45,492	12.1%	$25,479	$70,971	18.9%

Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges).
Our overall homebuilding gross profit increased to $43.3 million for the three months ended March 31, 2013 from $19.5 million in the prior year. The increase was due primarily to a 50.6% increase in homebuilding revenues and improved operational efficiencies, partially offset by increases in direct costs. For the six months ended March 31, 2013, the $38.1 million increase in homebuilding gross profit was due primarily to the 40.8% increase in homebuilding revenues including an 11.3% increase in ASP, a $2.4 million decrease in impairments and abandonments and a $7.7 million decrease in interest amortized to cost of sales, offset partially by increases in direct costs. This increase for the six months ended March 31, 2013 was offset partially by an $11 million insurance recovery recognized in the prior year related to previously recorded water intrusion related expenditures.
Total homebuilding gross profit and gross margin excluding inventory impairments and abandonments and interest amortized to cost of sales are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit determined in accordance with GAAP as an indicator of operating performance. The magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company, and for other home builders, have been significant in recent periods and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, and other similar presentations by analysts and other companies, is frequently used to assist investors in understanding and comparing the operating characteristics of home building activities by eliminating many of the differences in companies' respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management compare operating results and as a measure of the level of cash which may be available for discretionary spending.
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

The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing twelve-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, the homebuilding gross margin from our continuing operations was 12.3% and excluding interest and inventory impairments, it was 17.8%. For the same trailing 12-month period, homebuilding gross margins were as follows in those communities that have previously been impaired and which represented 29.2% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(9.7)%
Impact of interest amortized to COS related to these communities	5.1%
Pre-impairment turn gross margin, excluding interest amortization	(4.6)%
Impact of impairment turns	21.6%
Gross margin (post impairment turns), excluding interest amortization	17.0%

The estimated fair value of our impaired inventory at each period end, the number of lots and number of communities impaired in each period are set forth in the table below as follows:

($ in thousands)	Estimated Fair Value of Impaired Inventory at Period End		Lots Impaired		Communities Impaired
Quarter Ended	2013	2012	2013	2012	2013	2012
March 31	$—	$3,292	—	25	—	1
December 31	$—	$6,377	—	51	—	1

Land Sales and Other Revenues and Gross Profit. The table below summarizes land sales and other revenues and gross profit by reportable segment for the three and six months ended March 31, 2013 and 2012 (n/m in the table below indicates the percentage "not meaningful"):

	Land Sales & Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2013	2012	13 v 12	2013	2012	13 v 12
West	$1,500	$47	n/m	$165	$12	n/m
East	592	290	104.1%	130	17	664.7%
Southeast	339	1,165	(70.9)%	337	369	(8.7)%
Pre-Owned	—	524	(100.0)%	—	325	(100.0)%
Total	$2,431	$2,026	20.0%	$632	$723	(12.6)%

	Land Sales & Other Revenues			Land Sales and Other Gross Profit (Loss)
	Six Months Ended March 31,			Six Months Ended March 31,
	2013	2012	13 v 12	2013	2012	13 v 12
West	$1,873	$570	228.6%	$188	$60	213.3%
East	667	341	95.6%	137	71	93.0%
Southeast	2,368	1,902	24.5%	761	1,010	(24.7)%
Pre-Owned	—	909	(100.0)%	—	499	(100.0)%
Total	$4,908	$3,722	31.9%	$1,086	$1,640	(33.8)%

Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets. Other revenues include net fees we received for general contractor services we performed on behalf of a third party and broker fees and, in the three and six months ended March 31, 2012, rental revenues earned by our former Pre-Owned operations.

Operating Income. The table below summarizes operating income (loss) by reportable segment for the three and six months ended March 31, 2013 and 2012:

(In thousands)	Three Months Ended March 31,			Six Months Ended March 31,
	2013	2012	13 v 12	2013	2012	13 v 12
West	$10,045	$3,377	$6,668	$18,403	$2,786	$15,617
East	10,313	(659)	10,972	16,501	147	16,354
Southeast	2,050	1,180	870	4,380	1,965	2,415
Pre-Owned	—	(62)	62	—	(200)	200
Corporate and Unallocated	(22,097)	(21,530)	(567)	(42,574)	(39,091)	(3,483)
Operating Income (Loss)	$311	$(17,694)	$18,005	$(3,290)	$(34,393)	$31,103
Our operating income improved by $18.0 million to $0.3 million for the three months ended March 31, 2013, compared to an operating loss of $17.7 million in fiscal 2012. For the six months ended March 31, 2013, our operating loss was $3.3 million compared to a loss of $34.4 million in the prior year. These improvements reflect higher homebuilding gross profits and decreased general and administrative expenses as a percentage of revenue as we were able to better leverage our fixed costs with the increased revenue. As a percentage of revenue, our operating income (loss) was 0.1% and -0.6% for the three and six months ended March 31, 2013 compared to -9.2% and -9.0% for the comparable periods of fiscal 2012. The year-over-year improvement for the six months ended March 31, 2013 reflects a $2.4 million decrease in impairments and abandonments offset by an $11.0 million recovery in fiscal 2012 related to old water intrusion warranty related expenditures.
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
Our overall effective tax rates from continuing operations were 1.8% and 1.5% for the three and six months ended March 31, 2013, respectively, compared to 2.2% and 49.6% for the three and six months ended March 31, 2012. The tax benefit recognized during the six months ended March 31, 2012, and the related effective tax rate primarily reflected our release of the estimated liability for previously uncertain tax positions. Beginning on October 1, 2011, the Company entered into a '90-day window' during which the IRS allows taxpayers under continuous examination to elect different tax treatment for issues not under examination. We filed appropriate forms with the IRS in October 2011 to adopt a different tax method associated with the timing of various deductions and capitalized costs. Our adoption of a different tax treatment also removed the ability for the IRS to make adjustments to these positions in prior years (known as “audit protection”). Therefore, the change in tax treatment of these deductions provided certainty that allowed us to release uncertain tax positions and the associated unrecognized tax benefits in the quarter ended December 31, 2011.

Three months ended March 31, 2013 as compared to 2012
West Segment: Homebuilding revenues increased 51.0% for the three months ended March 31, 2013, compared to the prior year, primarily due to an increase in the number of closings and ASP in the majority of our markets. The 36.6% increase in the number of closings was primarily driven by an increase in demand as evidenced by higher traffic volume in a number of our communities, compared to the same period last year, resulting in an increase in our home sales per community. As compared to the prior year, our homebuilding gross profit increased $8.7 million and homebuilding gross margins increased from 17.6% to 19.1% primarily due to decreased incentives, price appreciation in certain submarkets and increased absorptions which enabled us to better absorb increases in direct construction costs per home related to increases in material and labor costs. The $6.7 million increase in operating income resulted from the aforementioned increase in homebuilding gross margins offset partially by a $1.6 million increase in commissions related to the increase in homebuilding revenues.
East Segment: Homebuilding revenues increased 55.6% for the three months ended March 31, 2013, compared to the prior year, primarily due to a 31.2% increase in the number of closings and an 18.6% increase in ASP. The increase in the number of closings was primarily driven by an increase in demand as evidenced by higher traffic volume in a number of our communities and higher beginning backlog as compared to the same period last year. The decline in net new orders for the quarter ended March 31, 2013 as compared to the prior year is due to the close out of a number of previously active communities. Sales per active community increased year-over-year in a number of our markets in the East Segment. As compared to the prior year, our homebuilding gross profit increased $12.5 million and homebuilding gross margins increased from 12.3% to 18.6% primarily due to changes in product mix and implementation of operational improvements. The $11.0 million increase in operating income resulted from the aforementioned increase in homebuilding gross margins offset partially by a $1.4 million increase in commissions related to the increase in homebuilding revenues.
Southeast Segment: As compared to the prior year, our homebuilding gross profit in the Southeast Segment increased $1.3 million driven primarily by a 39.4% increase in homebuilding revenues, offset partially by $2.0 million of impairments and abandonments recognized in the quarter. These impairments related primarily to our decision to reposition one community to address consumer demand, including the decision to sell a portion of the lots in this community. Homebuilding gross margins decreased from 18.2% to 15.7%; however, excluding impairments and abandonments, the gross margins increased from 18.5% to 19.5%. Our fiscal 2013 and fiscal 2012 land sales and other revenue and gross profit in our Southeast segment include net fees received for general contractor services we performed on behalf of a third party. The $0.9 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit offset partially by a $0.3 million increase in commissions related to the increase in homebuilding revenues.
Corporate and Unallocated: Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. The costs of these shared services are not allocated to the operating segments. Corporate and unallocated charges included in operating income increased slightly from the prior year due to an increase in personnel related expenses including an increase in headcount and variable compensation plans related to our actual and anticipated revenue growth offset partially by a $3.3 million decrease in interest amortized to cost of sales. The decrease in interest amortized to cost of sales is the result of lower interest incurred related to debt refinancing transactions and a change in the mix of homes closed during the applicable periods.
Six months ended March 31, 2013 as compared to 2012
West Segment: Homebuilding revenues increased 53.5% for the six months ended March 31, 2013, compared to the prior year, driven by higher demand which facilitated price appreciation in certain submarkets, increased absorptions and a decreased use of incentives. As compared to the prior year, our homebuilding gross profit increased $19.2 million (including a $2.2 million decrease in impairments and abandonments). Homebuilding gross margins without the impairments and abandonments, increased from 17.0% to 18.6% due to our increased revenues and our ability to absorb increases in direct construction costs per home related to increases in material and labor costs. The $15.6 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit offset partially by a $3.2 million increase in commissions related to the increase in homebuilding revenues.
East Segment: Homebuilding revenues increased 36.0% for the six months ended March 31, 2013, compared to the prior year, primarily due to a 22.3% increase in the number of closings and an 11.2% increase in ASP, driving the $19.3 million increase in our homebuilding gross profit. As a result, homebuilding gross margins increased from 12.4% to 18.2%. The increase in operating income in the East Segment was due to increased revenues and $19.3 million of additional homebuilding gross profit, less an additional $2.4 million in commissions and sales and marketing costs to drive absorptions in some of our underperforming communities and $0.3 million of increased depreciation related to model homes.
Southeast Segment: Homebuilding revenues increased 25.0% for the six months ended March 31, 2013. This increase in revenues, offset partially by a $1.1 million increase in impairments, drove a $2.9 million increase in homebuilding gross profit and $2.4 million increase in operating income. For the six months ended March 31, 2013, operating income was offset slightly by increased commissions related to the revenue increase.
Corporate and Unallocated: For the six months ended March 31, 2013, our corporate and unallocated expense increased $3.5 million as compared to the prior year which included an $11 million insurance recovery related to previously recorded water intrusion warranty related expenditures. Excluding this prior year recovery, corporate and unallocated expense decreased $7.2 million primarily related to a $7.5 million decrease in interest amortized to cost of sales related to lower interest incurred and a change in the mix of homes closed.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of March 31, 2013, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

Liquidity and Capital Resources. Our sources of liquidity include, but are not limited to, cash from operations, proceeds from Senior Notes, our Secured Revolving Credit Facility, and other bank borrowings, the issuance of equity and equity-linked securities and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities) and available credit facilities.
As of March 31, 2013, our liquidity position consisted of $425.7 million in cash and cash equivalents plus $246.7 million of restricted cash, of which $222.4 million related to our cash secured term loan and $150 million of capacity under our Secured Revolving Credit Facility. We expect to be able to meet our liquidity needs in the remainder of fiscal 2013 and to maintain a significant liquidity position, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance on a quarterly basis.
During the six months ended March 31, 2013, our net cash used in operating activities was $76.3 million compared to $80.0 million during the comparable period of the prior year. During the six months ended March 31, 2013, we spent $152.6 million on land and land development activities as we strive to replace close out communities and position the Company to increase our active community count. This spending on land and land development had a significant impact on our net cash used in operating activities in both years. Also impacting cash used in operations in both years were the payment of trade accounts payable and other liabilities, interest obligations, and decreases in income tax receivables and other assets primarily related to the collection of reimbursable amounts due from land spending and other deposits.
Net cash provided by investing activities was $2.7 million for the six months ended March 31, 2013 primarily related to the decrease in restricted cash. Net cash used in investing activities was $13.2 million for the six months ended March 31, 2012 which was primarily due to capital expenditures of $7.9 million for costs related to our purchase of previously owned homes by our Pre-Owned Homes business.
Net cash provided by financing activities of $11.5 million for the six months ended March 31, 2013 primarily related to the proceeds from the issuance of the new 2023 Notes offset by the repayment of the 2015 Notes and the repurchase of $2 million of our 9 1/8% Senior Notes due 2019 (see Note 7 to the unaudited condensed consolidated financial statements). Net cash used in financing activities was $20.1 million for the six months ended March 31, 2012 primarily related to the settlement paid to lenders of one of our unconsolidated entities in connection with a plan of reorganization (see Note 3 to the unaudited condensed consolidated financial statements).
In January 2013, Moody's increased the Company's long-term debt rating to Caa1. In December 2012, S&P reaffirmed the Company's long-term debt rating for the Company of B-. In September 2012, Fitch upgraded its rating of our debt one notch to B-. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
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
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities will provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $23.2 million outstanding letters of credit under these facilities, secured with cash collateral which is maintained in restricted accounts totaling $23.8 million.
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

Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during the six months ended March 31, 2013 or 2012. Any future stock repurchases, as allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At March 31, 2013, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid during the six months ended March 31, 2013 or 2012.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At March 31, 2013, we controlled 24,693 lots (a 4.9-year supply based on our trailing twelve months of closings). We owned 83.1%, or 20,532 lots, and 4,161 lots, or 16.9%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which aggregated approximately $25.0 million at March 31, 2013. The total remaining purchase price, net of cash deposits, committed under all options was $206.9 million as of March 31, 2013. In March 2013, we entered into a land banking agreement which provides us with up to $150 million of additional capacity for land option deals.
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
We participate in several land development joint ventures and have investments in other entities in which we have less than a controlling interest. We enter into investments in joint ventures and other unconsolidated entities in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Excluding our investment in a pre-owned rental homes REIT, the remainder of our investments in our unconsolidated entities have historically been entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the unconsolidated entity’s members and other third parties. We account for our interest in our unconsolidated entities under the equity method. Our unaudited condensed consolidated balance sheets include investments in unconsolidated entities totaling $41.8 million and $42.1 million at March 31, 2013 and September 30, 2012, respectively.
Our unconsolidated entities periodically obtain secured acquisition and development financing. At March 31, 2013, our unconsolidated entities had borrowings outstanding totaling $64.4 million. Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. At March 31, 2013, we had no repayment guarantees outstanding. See Note 3 to the unaudited condensed consolidated financial statements for further information.
We had outstanding performance bonds of approximately $148.3 million at March 31, 2013 related principally to our obligations to local governments to construct roads and other improvements in various developments.
Recently Adopted Accounting Pronouncements
See Note 1 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of March 31, 2013, we had variable rate debt outstanding totaling approximately $222.4 million. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at March 31, 2013 was $1.37 billion, compared to a carrying value of $1.28 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.37 billion to $1.43 billion at March 31, 2013.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Litigation
On June 3, 2009, Beazer Homes Corp., a wholly-owned subsidiary of the Company, was named as a defendant in a purported class action lawsuit in the Circuit Court for Lee County, State of Florida, filed by Bryson and Kimberly Royal, the owners of one of our homes in our Magnolia Lakes community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney's fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation and individual state court actions. We believe that the claims asserted in these actions are governed by home warranties or are without merit. The Company has offered to repair all of these homes pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, the owners of all but two of the affected homes have accepted the Company's offer to repair. Furthermore, the Company has agreed to participate in a global class settlement with the plaintiff class counsel and numerous other defendants in the multidistrict litigation, which was approved by the Court on February 13, 2013. The class action settlement requires Beazer to make a settlement payment that is not material to our consolidated financial position or results of operations, and resolves all claims, including future claims, against Beazer related to Chinese drywall. The only exception would have been any claims by persons or entities that opted out of the settlement, but there were no opt outs by the Court’s deadline. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs. As of March 31, 2013, we have recorded an immaterial amount related to our expected liability under the settlement.
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

Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it had resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $16.6 million has been paid as of March 31, 2013. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
In 2006, we received two Administrative Orders issued by the New Jersey Department of Environmental Protection. The Orders allege certain violations of wetlands disturbance permits and assess proposed fines of $630,000 and $678,000, respectively. We have met with the Department to discuss their concerns on the two affected communities and have requested hearings on both matters. Although we believe that we have significant defenses to the alleged violations, we have reached a settlement with the Department, through an Administrative Consent Order, for an amount that is not material to our consolidated financial position or results of operations.
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

Item 1B. Unresolved Staff Comments
Since March 8, 2013, we have had ongoing discussions with the staff of the U.S. Securities and Exchange Commission (the Staff) via the comment letter process concerning the Staff's review of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. There is one unresolved comment relating to the Staff's request for additional information regarding the nature and reason for our basic EPS treatment of shares to be issued upon conversion of our Tangible Equity Units. We have made the accounting policy election to not include such shares in our basic EPS calculation. We cannot predict when our discussions with the Staff will be resolved or the impact, if any, to our basic EPS calculation.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended September 30, 2008).

3.2
Certificate of Amendment, dated April 13, 2010, to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2010).

3.3
Certificate of Amendment, dated February 3, 2011, to the Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on February 8, 2011).

3.4
Certificate of Amendment, dated October 11, 2012, to the Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on October 12, 2012).

3.5
Certificate of Amendment, dated February 2, 2013, to the Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on February 5, 2013).

4.1
Indenture for 7.250% Senior Notes due 2023, dated February 1, 2013, by and among the Company, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on February 5, 2013).

4.2	Form of 7.250% Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on February 5, 2013).

4.3
Registration Rights Agreement for 7.250% Senior Notes due 2023, dated February 1, 2013, by and among the Company, the subsidiary guarantors party thereto, and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on February 5, 2013).

31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Beazer Homes USA, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed on May 2, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 2, 2013	Beazer Homes USA, Inc.

		By:		/s/ ROBERT L. SALOMON
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer