Form 10-Q
period 2013-06-30
BEAZER HOMES USA INC
filed 2013-08-01
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding at July 31, 2013
Common Stock, $0.001 par value	25,088,909

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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2013	September 30, 2012
ASSETS
Cash and cash equivalents	$298,346	$487,795
Restricted cash	246,013	253,260
Accounts receivable (net of allowance of $2,045 and $2,235, respectively)	26,066	24,599
Income tax receivable	3,080	6,372
Inventory
Owned inventory	1,265,112	1,099,132
Land not owned under option agreements	7,880	12,420
Total inventory	1,272,992	1,111,552
Investments in unconsolidated entities	42,477	42,078
Deferred tax assets, net	7,076	6,848
Property, plant and equipment, net	16,734	18,974
Other assets	30,133	30,740
Total assets	$1,942,917	$1,982,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$79,625	$69,268
Other liabilities	126,746	147,718
Obligations related to land not owned under option agreements	2,904	4,787
Total debt (net of discounts of $2,341 and $3,082, respectively)	1,505,656	1,498,198
Total liabilities	1,714,931	1,719,971
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 25,090,653 and 24,601,830 issued and outstanding, respectively)	25	25
Paid-in capital	845,549	833,994
Accumulated deficit	(617,588)	(571,772)
Total stockholders’ equity	227,986	262,247
Total liabilities and stockholders’ equity	$1,942,917	$1,982,218

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total revenue	$314,439	$254,555	$849,243	$634,746
Home construction and land sales expenses	260,324	227,505	712,930	560,564
Inventory impairments and option contract abandonments	—	5,819	2,229	10,492
Gross profit	54,115	21,231	134,084	63,690
Commissions	13,078	10,776	35,406	27,522
General and administrative expenses	29,612	27,867	84,735	82,380
Depreciation and amortization	2,953	3,743	8,761	9,336
Operating income (loss)	8,472	(21,155)	5,182	(55,548)
Equity in (loss) income of unconsolidated entities	(310)	48	(206)	(25)
Loss on extinguishment of debt	—	—	(3,638)	(2,747)
Other expense, net	(14,036)	(16,804)	(45,858)	(53,342)
Loss from continuing operations before income taxes	(5,874)	(37,911)	(44,520)	(111,662)
(Benefit from) provision for income taxes	(432)	145	(1,028)	(36,438)
Loss from continuing operations	(5,442)	(38,056)	(43,492)	(75,224)
Loss from discontinued operations, net of tax	(346)	(1,828)	(2,324)	(3,869)
Net loss	$(5,788)	$(39,884)	$(45,816)	$(79,093)
Weighted average number of shares:
Basic and Diluted	24,770	19,810	24,571	16,777
Basic and Diluted loss per share:
Continuing Operations	$(0.22)	$(1.92)	$(1.77)	$(4.48)
Discontinued Operations	$(0.01)	$(0.09)	$(0.09)	$(0.23)
Total	$(0.23)	$(2.01)	$(1.86)	$(4.71)

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(45,816)	$(79,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,761	9,371
Stock-based compensation expense	2,275	3,211
Inventory impairments and option contract abandonments	2,246	11,071
Deferred and other income tax benefit	(485)	(36,378)
Provision for doubtful accounts	(190)	(1,678)
Equity in loss of unconsolidated entities	207	62
Cash distributions of income from unconsolidated entities	336	—
Loss on extinguishment of debt	1,517	2,747
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,277)	9,381
Decrease in income tax receivable	3,292	2,425
(Increase) decrease in inventory	(159,753)	4,091
Decrease in other assets	559	5,442
Increase in trade accounts payable	10,357	778
Decrease in other liabilities	(20,274)	(37,813)
Other changes	51	(29)
Net cash used in operating activities	(198,194)	(106,412)
Cash flows from investing activities:
Capital expenditures	(6,572)	(15,117)
Investments in unconsolidated entities	(1,374)	(2,075)
Return of capital from unconsolidated entities	432	440
Increases in restricted cash	(1,788)	(1,679)
Decreases in restricted cash	9,035	6,955
Net cash used in investing activities	(267)	(11,476)
Cash flows from financing activities:
Repayment of debt	(185,431)	(3,369)
Proceeds from issuance of new debt	200,000	—
Debt issuance costs	(4,935)	(274)
Equity issuance costs	—	(1,296)
Settlement of unconsolidated entity debt obligation	(500)	(15,862)
Payments for other financing activities	(122)	(98)
Net cash provided by (used in) financing activities	9,012	(20,899)
Decrease in cash and cash equivalents	(189,449)	(138,787)
Cash and cash equivalents at beginning of period	487,795	370,403
Cash and cash equivalents at end of period	$298,346	$231,616

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (Beazer Homes, Beazer or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. The results of our consolidated operations presented herein for the three and nine months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operations and other items. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the 2012 Annual Report).
Over the past few years, we have discontinued homebuilding operations in certain of our markets. Results from our title services business and our exit markets are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented (see Note 14 for further discussion of our Discontinued Operations). In October 2012, the Company announced the effectiveness of a one-for-five reverse stock split. As applicable, all historic share and per share information, including earnings per share, in this Form 10-Q have been retroactively adjusted to reflect this reverse stock split. Certain items in prior period financial statements have been revised to conform to the current presentation. Our net loss is equivalent to our comprehensive loss so we have not presented a separate statement of comprehensive loss. We evaluated events that occurred after the balance sheet date but before the financial statements were issued or were available to be issued for accounting treatment and disclosure.
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
Other Liabilities. Other liabilities include the following:

(In thousands)	June 30, 2013	September 30, 2012
Income tax liabilities	$22,029	$22,225
Accrued warranty expenses	13,445	15,477
Accrued interest	16,534	28,673
Accrued and deferred compensation	20,489	24,612
Customer deposits	13,724	8,830
Other	40,525	47,901
Total	$126,746	$147,718

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

(2) Supplemental Cash Flow Information

	Nine Months Ended
	June 30,
(In thousands)	2013	2012
Supplemental disclosure of non-cash activity:
(Decrease) increase in obligations related to land not owned under option agreements	$(1,883)	$640
Decrease in future land purchase rights	—	(11,651)
Contribution of future land purchase rights to unconsolidated entities	—	11,651
Decrease in debt related to conversion of Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock	(9,402)	(55,308)
Contribution of pre-owned net assets for investment in unconsolidated entity	—	(19,670)
Non-cash land acquisitions	—	7,813
Supplemental disclosure of cash activity:
Interest payments	92,742	109,691
Income tax payments	133	751
Tax refunds received	3,925	2,565

(3) Investments in Unconsolidated Entities
As of June 30, 2013, we participated in certain land development joint ventures and other unconsolidated entities in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated entities, the total equity and outstanding borrowings of these unconsolidated entities, and our guarantees of these borrowings, as of June 30, 2013 and September 30, 2012:

(In thousands)	June 30, 2013	September 30, 2012
Beazer’s investment in unconsolidated entities	$42,477	$42,078
Total equity of unconsolidated entity	442,291	383,482
Total outstanding borrowings of unconsolidated entities	66,632	64,912
Beazer’s estimate of its maximum exposure to our repayment guarantees	—	696

For the three and nine months ended June 30, 2013 and 2012, our (loss) income from unconsolidated entity activities, the impairments of our investments in certain of our unconsolidated entities, and the overall equity in (loss) income of unconsolidated entities is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Continuing operations:
(Loss) income from unconsolidated entity activity	$(129)	$48	$(25)	$(25)
Impairment of unconsolidated entity investment	(181)	—	(181)	—
Equity in (loss) income of unconsolidated entities - continuing operations	$(310)	$48	$(206)	$(25)

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
Pre-Owned Rental Homes
Effective May 3, 2012, we contributed $0.3 million in cash and our Pre-Owned Homes business at cost, including 190 homes in Arizona and Nevada, of which 187 were leased, for an initial 23.5% equity method investment in an unconsolidated real estate investment trust (the REIT). After subsequent offerings by the REIT and as of June 30, 2013, we held a 15.14% investment in the REIT. The Company previously received grants of restricted units in the REIT, one-third of which vested prior to June 30, 2013. Our remaining unvested restricted units will vest as follows: 25% in May 2014, 25% in May 2015 and 50% upon the REIT's achievement of certain performance criteria. Vesting of the restricted units will increase our investment in the REIT to approximately 18% (assuming no other share issuances by the REIT).

Subsequent to the initial REIT offering, we entered into a transition services agreement with the REIT under which we agreed to provide interim Chief Financial Officer (CFO) and various back office and administrative support on an as needed basis. During the quarter ended June 30, 2013, the REIT hired a CFO. In the future, we may continue to provide services including treasury operations, cash management, accounting and financial reporting support, legal services, human resources support, environmental and safety services, and tax support on an as needed basis. Fees received related to the transition services agreement billed at our cost and recognized as other income were not material to our consolidated financial results.
Guarantees
Our land development joint ventures typically obtain secured acquisition, development and construction financing. Generally, Beazer and our land development joint venture partners provide varying levels of guarantees of debt and other obligations for these unconsolidated entities.
As of September 30, 2012, we had recorded $0.7 million in Other Liabilities related to one repayment guarantee. During the nine months ended June 30, 2013, we entered into a guarantee release agreement and paid $0.5 million to settle our liability and recognized the remaining $0.2 million as other income.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and nine months ended June 30, 2013 and 2012, we were not required to make any payments related to environmental indemnities.
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

(4) Inventory

(In thousands)	June 30, 2013	September 30, 2012
Homes under construction	$324,619	$251,828
Development projects in progress	498,363	391,019
Land held for future development	341,995	367,102
Land held for sale	10,648	10,149
Capitalized interest	50,019	38,190
Model homes	39,468	40,844
Total owned inventory	$1,265,112	$1,099,132

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 85 ($20.9 million) and 174 ($39.7 million) substantially completed homes that were not subject to a sales contract (spec homes at June 30, 2013 and September 30, 2012, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale in Unallocated and Other includes land held for sale in the markets we have decided to exit including Jacksonville, Florida, Charlotte, North Carolina and Detroit, Michigan. Total owned inventory, by reportable segment, is set forth in the table below:

(In thousands)	Projects in Progress	Held for Future Development	Land Held for Sale	Total Owned Inventory
June 30, 2013
West Segment	$335,239	$292,881	$3,639	$631,759
East Segment	325,765	25,493	2,195	353,453
Southeast Segment	173,784	23,621	2,096	199,501
Unallocated and Other	77,681	—	2,718	80,399
Total	$912,469	$341,995	$10,648	$1,265,112
September 30, 2012
West Segment	$261,239	$318,351	$2,553	$582,143
East Segment	279,954	25,130	3,204	308,288
Southeast Segment	118,853	23,621	1,675	144,149
Unallocated and Other	61,835	—	2,717	64,552
Total	$721,881	$367,102	$10,149	$1,099,132

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

As of June 30, 2013, there were no communities on our quarterly watch list and therefore we did not perform any impairment analyses for the quarter ended June 30, 2013.
In our impairment analyses for the quarter ended June 30, 2012, we assumed limited market improvements in some communities beginning in fiscal 2014 and continuing improvement in these communities in subsequent years. For any communities scheduled to close out in fiscal 2013, we did not assume any market improvements. The discount rate used may be different for each community and ranged from 14.6% to 16.3% for the quarter ended June 30, 2012. The following tables represent the results, by reportable segment, of our community level review of the recoverability of our inventory assets held for development as of June 30, 2012. We have elected to aggregate our disclosure at the reportable segment level because we believe this level of disclosure is most meaningful to the readers of our financial statements. The aggregate undiscounted cash flow fair value as a percentage of book value for the communities represented below is consistent with our expectations given our “watch list” methodology.

($ in thousands)		Undiscounted Cash Flow Analyses Prepared
Segment	# of Communities on Watch List	# of Communities	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV
Quarter Ended June 30, 2012
West	5	1	$6,196	81.3%
East	4	1	7,144	57.1%
Southeast	3	1	3,087	79.0%
Unallocated	—	—	1,228	n/a
Total	12	3	$17,655	72.4%

There were no impairments recorded during the three and nine months ended June 30, 2013. The table below summarizes the results of our discounted cash flow analysis for the three and nine months ended June 30, 2012. The impairment charges below include impairments taken as a result of these discounted cash flow analyses and impairment charges recorded for individual homes sold and in backlog with net contribution margins below a minimum threshold of profitability in communities that were not otherwise impaired through our discounted cash flow analyses. The estimated fair value of the impaired inventory is determined immediately after a community’s impairment.

($ in thousands)	Communities Impaired As a Result of Discounted Cash Flow Analyses Prepared
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Period End	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Period End
Quarter Ended June 30, 2012					Nine Months Ended June 30, 2012
West	1	65	$1,590	$4,680	2	116	$3,788	$11,058
East	1	68	3,122	4,050	2	93	3,809	7,342
Southeast	1	37	630	2,457	1	37	794	2,457
Unallocated	—	—	389	—	—	—	473	—
Continuing Operations	3	170	$5,731	$11,187	5	246	8,864	20,857
Discontinued Operations	—	—	42	—	—	—	60	—
Total	3	170	$5,773	$11,187	5	246	$8,924	$20,857

Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. During the quarter ended June 30, 2012, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions, including decreased sales prices, the change in sales prices and changes in absorption estimates based on current market conditions and management’s assumptions relative to future results led to impairments in three communities during the quarter ended June 30, 2012. Market deterioration that exceeds our estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if markets deteriorate.
The impairments on land held for sale generally represent further write downs of these properties to net realizable value, less estimated costs to sell and are based on current market conditions and our review of recent comparable transactions at the applicable period end. For the nine months ended June 30, 2013, the land held for sale impairment in the Southeast Segment related to our decision to reposition one community in South Carolina to address consumer demand, including the decision to sell a portion of the lots in this community. Our assumptions about land sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We calculated the estimated fair values of land held for sale based on current market conditions and assumptions made by management, which may differ materially from actual results and may result in additional impairments if market conditions deteriorate.
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
The following table sets forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the three and nine months ended June 30, 2013 and 2012, as applicable:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Development projects and homes in process (Held for Development)
West	$—	$1,590	$46	$3,788
East	—	3,122	13	3,809
Southeast	—	630	—	794
Unallocated	—	389	—	473
Subtotal	$—	$5,731	$59	$8,864
Land Held for Sale
West	$—	$—	$—	$—
East	—	—	—	—
Southeast	—	—	1,778	208
Subtotal	$—	$—	$1,778	$208
Lot Option Abandonments
West	$—	$19	$104	$191
East	—	10	20	574
Southeast	—	59	268	653
Unallocated	—	—	—	2
Subtotal	$—	$88	$392	$1,420
Continuing Operations	$—	$5,819	$2,229	$10,492
Discontinued Operations
Held for Development	$—	$42	$—	$60
Land Held for Sale	—	503	17	503
Lot Option Abandonments	—	—	—	16
Subtotal	$—	$545	$17	$579
Total Company	$—	$6,364	$2,246	$11,071

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
The following provides a summary of our interests in lot option agreements as of June 30, 2013 and September 30, 2012:

(In thousands)	Deposits & Non-refundable Preacquisition Costs Incurred	Remaining Obligation	Land Not Owned Under Option Agreements
As of June 30, 2013
Consolidated VIEs	$4,900	$2,649	$7,549
Other consolidated lot option agreements (a)	76	255	331
Unconsolidated lot option agreements	25,323	281,739	—
Total lot option agreements	$30,299	$284,643	$7,880
As of September 30, 2012
Consolidated VIEs	$7,203	$3,346	$10,549
Other consolidated lot option agreements (a)	430	1,441	1,871
Unconsolidated lot option agreements	17,290	193,711	—
Total lot option agreements	$24,923	$198,498	$12,420

(a)	Represents lot option agreements with non-VIE entities that we have deemed to be “financing arrangements” pursuant to ASC 470-40, Product Financing Arrangements.

(5) Interest
Our ability to capitalize all interest incurred during the three and nine months ended June 30, 2013 and 2012 has been limited by our inventory eligible for capitalization. The following table sets forth certain information regarding interest:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Capitalized interest in inventory, beginning of period	$45,501	$47,242	$38,190	$45,973
Interest incurred	28,766	31,235	86,361	95,950
Capitalized interest impaired	—	(222)	—	(275)
Interest expense not qualified for capitalization and included as other expense	(14,252)	(17,233)	(46,709)	(55,147)
Capitalized interest amortized to house construction and land sales expenses	(9,996)	(15,649)	(27,823)	(41,128)
Capitalized interest in inventory, end of period	$50,019	$45,373	$50,019	$45,373

(6) Earnings Per Share

In computing diluted loss per share for the three and nine ended June 30, 2013 and 2012, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. For the quarter ended June 30, 2013, these excluded common stock equivalents included options/stock-settled appreciation rights (SSARs) to purchase 0.6 million shares of common stock and 8.1 million shares issuable upon the conversion of our Tangible Equity Unit (TEU) prepaid stock purchase contracts (based on the maximum potential shares upon conversion).

During the nine months ended June 30, 2013, our stockholders approved the Company's proposal to amend our Amended and Restated Certificate of Incorporation to decrease the authorized number of shares of our common stock from 100 million to 63 million. Such decrease is reflected on our unaudited condensed consolidated balance sheet.

During the quarter ended March 31, 2012, we exchanged 2.2 million shares of our common stock for $48.1 million of our Mandatory Convertible Subordinated Notes and 2.8 million shares of our common stock for 2.8 million TEUs comprised of prepaid stock purchase contracts and senior amortizing notes. During the quarter ended September 30, 2012, we issued an additional 4.6 million TEUs. As of June 30, 2013, there were 4.8 million TEUs outstanding (including $18.1 million of amortizing notes). In January 2013, we issued 0.4 million shares of our common stock upon conversion of the Mandatory Convertible Subordinated Notes. If the remaining TEU instruments were converted at the maximum settlement factor under their respective agreements, we would be required to issue approximately 8.1 million shares of common stock to the instrument holders upon conversion. See Note 7 below for additional information related to the March 2012 conversion transactions and July 2012 TEU issuance.

(7) Borrowings

At June 30, 2013 and September 30, 2012 we had the following long-term debt, net of discounts:

(In thousands)	Maturity Date	June 30, 2013	September 30, 2012
6 7/8% Senior Notes	July 2015	$—	$172,454
8 1/8% Senior Notes	June 2016	172,879	172,879
6 5/8% Senior Secured Notes	April 2018	300,000	300,000
9 1/8% Senior Notes	June 2018	298,000	300,000
9 1/8% Senior Notes	May 2019	235,000	235,000
7 1/4% Senior Notes	February 2023	200,000	—
TEU Senior Amortizing Notes	August 2013	81	316
TEU Senior Amortizing Notes	August 2015	18,028	23,500
Unamortized debt discounts		(2,341)	(3,082)
Total Senior Notes, net		1,221,647	1,201,067
Mandatory Convertible Subordinated Notes	January 2013	—	9,402
Junior subordinated notes	July 2036	53,153	51,603
Cash Secured Loan	November 2017	222,368	227,368
Other secured notes payable	Various Dates	8,488	8,758
Total debt, net		$1,505,656	$1,498,198

Secured Revolving Credit Facility — In September 2012, we amended and expanded our Secured Revolving Credit Facility from $22 million to $150 million. The three-year Amended Secured Revolving Credit Facility provides for future working capital and letter of credit needs collateralized by substantially all of the Company's personal property (excluding cash and cash equivalents) and real property. This facility is subject to various financial, collateral-based and negative covenants with which we are required to comply. As of June 30, 2013, we were in compliance with all such covenants and had $150 million of available borrowings under the Secured Revolving Credit Facility. We have elected to cash collateralize all letters of credit; however, as of June 30, 2013, we have also pledged approximately $1 billion of inventory assets to our Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of June 30, 2013 or September 30, 2012.
We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $220.0 million. As of June 30, 2013 and September 30, 2012, we have letters of credit outstanding of $22.7 million and $24.7 million, respectively, which are secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
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
The Company's Senior Notes are subject to indentures containing certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur additional indebtedness and to make certain investments. Specifically, all of our Senior Notes contain covenants that restrict our ability to incur additional indebtedness unless it is refinancing indebtedness or non-recourse indebtedness. The incurrence of refinancing indebtedness and non-recourse indebtedness, as defined in the applicable indentures, are exempted from the covenant test. As of June 30, 2013, we were not able to incur additional indebtedness, except refinancing or non-recourse indebtedness. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in all of our Senior Notes as of June 30, 2013.

Our Senior Notes due 2016 (the 2016 Notes) contain the most restrictive covenants, including the consolidated tangible net worth covenant, which states that should consolidated tangible net worth fall below $85 million for two consecutive quarters, the Company is required to make an offer to purchase 10% of the 2016 Notes at par. If triggered and fully subscribed, this could result in our having to purchase $27.5 million of the 2016 Notes, which may be reduced by certain 2016 Note repurchases (potentially at less than par) made in the open market after the triggering date. As of June 30, 2013 our consolidated tangible net worth was $202.4 million, well in excess of the minimum covenant requirement.
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
The 2023 Notes rank equally in right of payment with all of our existing and future senior unsecured obligations, senior to all of the Company's existing and future subordinated indebtedness and effectively subordinated to the Company's existing and future secured indebtedness, including indebtedness under our revolving credit facility and our 6.625% Senior Secured Notes due 2018, to the extent of the value of the assets securing such indebtedness. The 2023 Notes and related guarantees are structurally subordinated to all indebtedness and other liabilities of all of the Company's subsidiaries that do not guarantee the 2023 Notes. The 2023 Notes are fully and unconditionally guaranteed jointly and severally on a senior basis by the Company's wholly-owned subsidiaries party to the Indenture. In July 2013, we called for the exchange of the 2023 Notes for notes that will be freely transferable and registered under the Securities Act of 1933.
During the nine months ended June 30, 2013, we used a portion of the net cash proceeds from the 2023 Notes offering to redeem all of our outstanding 6.875% Senior Notes due 2015 (the 2015 Notes). The 2015 Notes were redeemed at 101.146% of the principal amount, plus accrued and unpaid interest. During the nine months ended June 30, 2013, we also repurchased $2 million of our outstanding 9.125% Senior Notes due 2018 in open market transactions. These transactions resulted in a loss on debt extinguishment of $3.6 million, net of unamortized discounts and debt issuance costs. All Senior Notes redeemed/repurchased by the Company were canceled.
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
Junior Subordinated Notes — $103.1 million of unsecured junior subordinated notes mature on July 30, 2036, are redeemable at par and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a variable interest rate as defined in the junior subordinated notes agreement. The obligations relating to these notes and the related securities are subordinated to our Secured Revolving Credit Facility and Senior Notes. In January 2010, we modified the terms of $75 million of these notes and recorded these notes at their estimated fair value. Over the remaining life of the notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of June 30, 2013, the unamortized accretion was $47.6 million and will be amortized over the remaining life of the notes.
As of June 30, 2013, we were in compliance with all covenants under our Junior Notes.
Cash Secured Loans — We have entered into two separate loan facilities, totaling $222.4 million as of June 30, 2013. Borrowing under the cash secured loan facilities will replenish cash used to repay or repurchase the Company’s debt and would be considered “refinancing indebtedness” under certain of the Company’s existing indentures and debt covenants. However, because the loans are fully collateralized by cash equal to the loan amount, the loans do not provide liquidity to the Company.
The lenders of these facilities may put the outstanding loan balances to the Company in November 2014. The loan matures in November 2017. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is included in restricted cash on our unaudited condensed consolidated balance sheet as of June 30, 2013 and September 30, 2012. The cash secured loan has an interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing. During the quarter ended September 30, 2012, we repaid $20 million of the outstanding cash secured term loan. Further, during the nine months ended June 30, 2013, we repaid $5 million of the outstanding cash secured term loan.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of June 30, 2013 and September 30, 2012, we had outstanding notes payable of $8.5 million and $8.8 million respectively, primarily related to land acquisitions. These notes payable have varying expiration dates between 2013 and 2019 and have a weighted average fixed rate of 3.91% at June 30, 2013. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

(8) Income Taxes
For the three and nine months ended June 30, 2013, our non-cash tax benefit from continuing operations was $0.4 million and $1.0 million, respectively, primarily related to a decrease of our prior year's recognized tax benefits.
As of June 30, 2013 and September 30, 2012, we had $2.5 million of accrued interest and penalties related to our unrecognized tax benefits.

Our federal income tax returns for fiscal years 2007 through 2010 are under Internal Revenue Service (IRS) appeal. Certain state income tax returns for various fiscal years are under routine examination. The final outcome of these appeals and examinations are not yet determinable and therefore the change in our unrecognized tax benefits that could occur within the next 12 months cannot be estimated at this time.
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
Further, we experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code (Section 382) as of January 12, 2010. Section 382 contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss (NOL) carryforwards and certain built-in losses or deductions recognized during the five-year period after the ownership change to offset future taxable income. Therefore, our ability to utilize our pre-ownership change NOL carryforwards and recognize certain built-in losses or deductions is limited by Section 382. Specifically, as of June 30, 2013, $87.4 million of our deferred tax asset was subject to annual recognition limitations under Section 382, of which an estimated maximum amount of $11.4 million ($4 million tax-effected) may be recognized annually. In addition, due to a combination of Section 382 limitations and the maximum 20-year carryforward of our NOLs, we will be unable to fully recognize certain deferred tax assets.
As of June 30, 2013, our valuation allowance was $505.3 million. Upon the resumption of sustained profitability and the reversal of our valuation allowance, we currently expect to be able to utilize between $394.6 million and $453.6 million of our deferred tax asset for the reduction of future cash taxes. However, the actual realization of our deferred tax assets is difficult to predict and will be dependent on future events.

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
As a result of our quarterly analyses, we adjust our estimated warranty liabilities, if required. While we believe our warranty reserves are adequate as of June 30, 2013, historical data and trends may not accurately predict actual warranty costs or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period	$13,601	$16,133	$15,477	$17,916
Accruals for warranties issued	1,398	1,963	4,128	5,191
Changes in liability related to warranties existing in prior periods	256	(565)	(1,483)	(1,916)
Payments made	(1,810)	(1,497)	(4,677)	(5,157)
Balance at end of period	$13,445	$16,034	$13,445	$16,034

Litigation
On June 3, 2009, Beazer Homes Corp., a wholly-owned subsidiary of the Company, was named as a defendant in a purported class action lawsuit in the Circuit Court for Lee County, State of Florida, filed by Bryson and Kimberly Royal, the owners of one of our homes in our Magnolia Lakes community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney's fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation and individual state court actions. We believe that the claims asserted in these actions are governed by home warranties or are without merit. The Company has offered to repair all of these homes pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, the owners of all but two of the affected homes have accepted the Company's offer to repair. Furthermore, the Company has agreed to participate in a global class settlement with the plaintiff class counsel and numerous other defendants in the multidistrict litigation, which was approved by the Court on February 13, 2013. The class action settlement requires Beazer to make a settlement payment that is not material to our consolidated financial position or results of operations, and resolves all claims, including future claims, against Beazer related to Chinese drywall. The only exception would have been any claims by persons or entities that opted out of the settlement, but there were no opt outs by the Court’s deadline. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs. As of June 30, 2013, we have recorded an immaterial amount related to our expected liability under the settlement.
As disclosed in prior SEC filings, we operated Beazer Mortgage Corporation (BMC) from 1998 through February 2008 to offer mortgage financing to buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold these loans to investors. In general underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. From time to time we have received claims from institutions which have acquired certain of these mortgages demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. We have been able to resolve these claims for amounts that are not material to our consolidated financial position or results of operation. We currently have an insignificant number of such claims outstanding for which we believe we have no liability. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors, although, at this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial position or results of operations. As of June 30, 2013, no liability has been recorded for any such additional claims as such exposure is not both probable and reasonably estimable.
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
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it had resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $16.6 million has been paid as of June 30, 2013. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
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
We have accrued $16.9 million and $19.4 million in other liabilities related to litigation and other matters, excluding warranty, as of June 30, 2013 and September 30, 2012, respectively.
We had outstanding letters of credit and performance bonds of approximately $22.7 million and $160.6 million, respectively, at June 30, 2013 related principally to our obligations to local governments to construct roads and other improvements in various developments. We have no outstanding letters of credit relating to our land option contracts as of June 30, 2013.

(10) Fair Value Measurements
As of June 30, 2013, we had no assets or liabilities in our unaudited condensed consolidated balance sheets that were required to be measured at fair value on a recurring basis. Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.
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
The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the nine months ended June 30, 2013 and 2012:

(In thousands)	Level 1	Level 2	Level 3	Total
Nine Months Ended June 30, 2013
Land held for sale	—	—	$2,013	$2,013
Nine Months Ended June 30, 2012
Development projects in progress	—	—	$20,857	$20,857
Land held for sale	—	—	$1,780	$1,780
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
Obligations related to land not owned under option agreements approximate fair value. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

(In thousands)	As of June 30, 2013		As of September 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,221,707	$1,270,003	$1,201,067	$1,228,745
Mandatory Convertible Subordinated Notes	—	—	9,402	7,465
Junior Subordinated Notes	53,153	53,153	51,603	51,603
	$1,274,860	$1,323,156	$1,262,072	$1,287,813

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

(11) Stock-based Compensation
For the three and nine months ended June 30, 2013, our total stock-based compensation, included in general and administrative expenses (G&A), was approximately $0.6 million ($0.5 million net of tax) and $2.3 million ($1.8 million net of tax), respectively. The fair value of each option/stock-based stock appreciation right (SSAR) grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance-based, nonvested stock grant is estimated on the date of grant using the Monte Carlo valuation method. The cash-settled component of any awards granted to employees are accounted for as a liability award and the liability is adjusted to fair value each reporting period until vested. Non-performance based, nonvested stock is valued based on the market price of the common stock on the date of the grant.
During the nine months ended June 30, 2013 and 2012, employees surrendered 6,147 and 12,553 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $121,000 and $34,000 for the nine months ended June 30, 2013 and 2012, respectively.

Stock Options: We used the following weighted-average assumptions for our options granted during the nine months ended June 30, 2013:

Expected life of options	5.0 years
Expected volatility	46.15%
Expected discrete dividends	—
Weighted average risk-free interest rate	0.63%
Weighted average fair value	$5.48

We considered the historic returns of our stock and the implied volatility of our publicly-traded options in determining expected volatility. We assumed no dividends would be paid since our Board of Directors has suspended payment of dividends indefinitely and payment of dividends is restricted under our Senior Note covenants. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant and we have relied upon a combination of the observed exercise behavior of our prior grants with similar characteristics, the vesting schedule of the current grants, and an index of peer companies with similar grant characteristics to determine the expected life of the options.
The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. At June 30, 2013, our SSAR/stock options outstanding had an intrinsic value of $1.4 million. The intrinsic value of SSARs/stock options vested and expected to vest in the future was $1.4 million. The SSARS/stock options vested and expected to vest in the future had a weighted average expected life of 2.7 years. The aggregate intrinsic value of exercisable SSARs/stock options as of June 30, 2013 was $0.2 million.
The following table summarizes stock options and SSARs outstanding as of June 30, 2013, as well as activity during the three and nine months then ended:

	Three Months Ended		Nine Months Ended
	June 30, 2013		June 30, 2013
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	574,165	$32.75	429,965	$40.80
Granted	5,086	20.58	160,651	13.56
Exercised	(503)	10.80	(608)	10.80
Expired	—	—	(7,703)	96.45
Forfeited	(763)	12.56	(4,320)	17.86
Outstanding at end of period	577,985	$32.69	577,985	$32.69
Exercisable at end of period	325,396	$47.52	325,396	$47.52
Vested or expected to vest in the future	574,752	$32.79	574,752	$32.79

Nonvested Stock Awards: Compensation cost arising from nonvested stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of June 30, 2013 and September 30, 2012, there was $1.4 million and $2.1 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at June 30, 2013 is expected to be recognized over a weighted average period of 1.3 years.
During the nine months ended June 30, 2013, we issued 31,532 shares of performance-based restricted stock (Performance Shares) to our executive officers and certain corporate employees. Each Performance Share represents a contingent right to receive one share of the Company’s common stock if vesting is satisfied at the end of the three-year performance period. The number of shares that will vest at the end of the three-year performance period will depend upon the level to which the following two performance criteria are achieved (1) Beazer’s total shareholder return (TSR) relative to a group of peer companies and (2) the compound annual growth rate (CAGR) during the three-year performance period of Beazer common stock. The target number of Performance Shares that vest may be increased by up to 50% based on the level of achievement of the above criteria as defined in the applicable award agreement. Payment for Performance Shares in excess of the target number (31,532) will be settled in cash. Any portion of the Performance Shares that do not vest at the end of the period will be forfeited. The grants of the performance-based, nonvested stock were valued using the Monte Carlo valuation method and had an estimated fair value of $5.02 per share, a portion of which is attributable to the potential cash-settled liability aspect of the grant which is included in Other Liabilities.
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
Activity relating to nonvested stock awards, including the Performance Shares for the three and nine months ended June 30, 2013 is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2013		June 30, 2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	374,753	$18.19	323,335	$19.61
Granted	6,104	20.58	99,413	10.95
Vested	(94,471)	33.22	(126,124)	27.59
Forfeited	(3,615)	13.30	(13,853)	13.92
End of period	282,771	$13.29	282,771	$13.29

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Revenue
West	$133,519	$99,092	$362,641	$247,726
East	111,556	98,930	325,224	255,940
Southeast	69,364	56,328	161,378	129,966
Pre-Owned	—	205	—	1,114
Continuing Operations	$314,439	$254,555	$849,243	$634,746

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Operating income/(loss)
West	$15,313	$2,719	$33,716	$5,505
East	7,714	197	24,215	344
Southeast	7,644	3,339	12,024	5,304
Pre-Owned	—	(29)	—	(229)
Segment total	30,671	6,226	69,955	10,924
Corporate and unallocated (a)	(22,199)	(27,381)	(64,773)	(66,472)
Total operating income (loss)	8,472	(21,155)	5,182	(55,548)
Equity in (loss) income of unconsolidated entities	(310)	48	(206)	(25)
Loss on extinguishment of debt	—	—	(3,638)	(2,747)
Other expense, net	(14,036)	(16,804)	(45,858)	(53,342)
Loss from continuing operations before income taxes	$(5,874)	$(37,911)	$(44,520)	$(111,662)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Depreciation and amortization
West	$1,263	$1,685	$3,470	$3,555
East	750	728	2,333	2,038
Southeast	411	486	1,068	1,199
Pre-Owned	—	57	—	330
Segment total	2,424	2,956	6,871	7,122
Corporate and unallocated (a)	529	787	1,890	2,214
Continuing Operations	$2,953	$3,743	$8,761	$9,336

	Nine Months Ended
	June 30,
(In thousands)	2013	2012
Capital Expenditures
West	$2,979	$2,131
East	881	2,890
Southeast	1,087	1,620
Pre-Owned (b)	—	7,932
Corporate and unallocated	1,625	544
Consolidated total	$6,572	$15,117

(In thousands)	June 30, 2013	September 30, 2012
Assets
West	$663,865	$618,805
East	364,753	320,404
Southeast	212,340	160,868
Corporate and unallocated (c)	701,959	882,141
Consolidated total	$1,942,917	$1,982,218

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

(b)	Capital expenditures represent the purchase of previously owned homes during the nine months ended June 30, 2012.

(c)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other items that are not allocated to the segments.

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

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
June 30, 2013
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$295,769	$5,729	$888	$(4,040)	$298,346
Restricted cash	245,651	362	—	—	246,013
Accounts receivable (net of allowance of $2,045)	—	26,059	7	—	26,066
Income tax receivable	3,080	—	—	—	3,080
Land not owned under option agreements	—	1,265,112	—	—	1,265,112
Consolidated inventory not owned	—	7,880	—	—	7,880
Investments in unconsolidated entities	773	41,704	—	—	42,477
Deferred tax assets, net	7,076	—	—	—	7,076
Property, plant and equipment, net	—	16,734	—	—	16,734
Investments in subsidiaries	93,173	—	—	(93,173)	—
Intercompany	1,096,356	—	2,771	(1,099,127)	—
Other assets	21,260	7,693	1,180	—	30,133
Total assets	$1,763,138	$1,371,273	$4,846	$(1,196,340)	$1,942,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$79,625	$—	$—	$79,625
Other liabilities	36,911	88,426	1,409	—	126,746
Intercompany	1,073	1,102,094	—	(1,103,167)	—
Obligations related to land not owned under option agreements	—	2,904	—	—	2,904
Total debt (net of discounts of $2,341)	1,497,168	8,488	—	—	1,505,656
Total liabilities	1,535,152	1,281,537	1,409	$(1,103,167)	1,714,931
Stockholders’ equity	227,986	89,736	3,437	(93,173)	227,986
Total liabilities and stockholders’ equity	$1,763,138	$1,371,273	$4,846	$(1,196,340)	$1,942,917

Beazer Homes USA, Inc.

Unaudited Consolidating Balance Sheet Information
September 30, 2012
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$481,394	$8,215	$646	$(2,460)	$487,795
Restricted cash	252,900	360	—	—	253,260
Accounts receivable (net of allowance of $2,235)	—	24,594	5	—	24,599
Income tax receivable	6,372	—	—	—	6,372
Owned inventory	—	1,099,132	—	—	1,099,132
Land not owned under option agreements	—	12,420	—	—	12,420
Investments in unconsolidated entities	773	41,305	—	—	42,078
Deferred tax assets, net	6,848	—	—	—	6,848
Property, plant and equipment, net	—	18,974	—	—	18,974
Investments in subsidiaries	63,120	—	—	(63,120)	—
Intercompany	969,425	—	3,001	(972,426)	—
Other assets	21,307	7,783	1,650	—	30,740
Total assets	$1,802,139	$1,212,783	$5,302	$(1,038,006)	$1,982,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$69,268	$—	$—	$69,268
Other liabilities	49,354	96,389	1,975	—	147,718
Intercompany	1,098	973,788	—	(974,886)	—
Obligations related to land not owned under option agreements	—	4,787	—	—	4,787
Total debt (net of discounts of $3,082)	1,489,440	8,758	—	—	1,498,198
Total liabilities	1,539,892	1,152,990	1,975	$(974,886)	1,719,971
Stockholders’ equity	262,247	59,793	3,327	(63,120)	262,247
Total liabilities and stockholders’ equity	$1,802,139	$1,212,783	$5,302	$(1,038,006)	$1,982,218

Beazer Homes USA, Inc.

Unaudited Consolidating Statement of Operations Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended June 30, 2013
Total revenue	$—	$314,439	$173	$(173)	$314,439
Home construction and land sales expenses	9,996	250,501	—	(173)	260,324
Gross (loss) profit	(9,996)	63,938	173	—	54,115
Commissions	—	13,078	—	—	13,078
General and administrative expenses	—	29,570	42	—	29,612
Depreciation and amortization	—	2,953	—	—	2,953
Operating (loss) income	(9,996)	18,337	131	—	8,472
Equity in loss of unconsolidated entities	—	(310)	—	—	(310)
Other (expense) income, net	(14,252)	211	5	—	(14,036)
(Loss) income before income taxes	(24,248)	18,238	136	—	(5,874)
(Benefit from) provision for income taxes	(1,937)	1,457	48	—	(432)
Equity in income of subsidiaries	16,869	—	—	(16,869)	—
(Loss) income from continuing operations	(5,442)	16,781	88	(16,869)	(5,442)
Loss from discontinued operations	—	(344)	(2)	—	(346)
Equity in loss of subsidiaries	(346)	—	—	346	—
Net (loss) income	$(5,788)	$16,437	$86	$(16,523)	$(5,788)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended June 30, 2012
Total revenue	$—	$254,555	$240	$(240)	$254,555
Home construction and land sales expenses	15,649	212,096	—	(240)	227,505
Inventory impairments and option contract abandonments	222	5,597	—	—	5,819
Gross (loss) profit	(15,871)	36,862	240	—	21,231
Commissions	—	10,776	—	—	10,776
General and administrative expenses	—	27,840	27	—	27,867
Depreciation and amortization	—	3,743	—	—	3,743
Operating (loss) income	(15,871)	(5,497)	213	—	(21,155)
Equity in income of unconsolidated entities	—	48	—	—	48
Other (expense) income, net	(17,233)	414	15	—	(16,804)
(Loss) income before income taxes	(33,104)	(5,035)	228	—	(37,911)
(Benefit from) provision for income taxes	(12,868)	12,936	77	—	145
Equity in (loss) income of subsidiaries	(17,820)	—	—	17,820	—
(Loss) income from continuing operations	(38,056)	(17,971)	151	17,820	(38,056)
Loss from discontinued operations	—	(1,820)	(8)	—	(1,828)
Equity in loss of subsidiaries	(1,828)	—	—	1,828	—
Net (loss) income	$(39,884)	$(19,791)	$143	$19,648	$(39,884)

Beazer Homes USA, Inc.

Unaudited Consolidating Statement of Operations Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2013
Total revenue	$—	$849,243	$563	$(563)	$849,243
Home construction and land sales expenses	27,823	685,670	—	(563)	712,930
Inventory impairments and option contract abandonments	—	2,229	—	—	2,229
Gross (loss) profit	(27,823)	161,344	563	—	134,084
Commissions	—	35,406	—	—	35,406
General and administrative expenses	—	84,633	102	—	84,735
Depreciation and amortization	—	8,761	—	—	8,761
Operating (loss) income	(27,823)	32,544	461	—	5,182
Equity in loss of unconsolidated entities	—	(206)	—	—	(206)
Loss on extinguishment of debt	(3,638)	—	—	—	(3,638)
Other (expense) income, net	(46,709)	839	12	—	(45,858)
(Loss) income before income taxes	(78,170)	33,177	473	—	(44,520)
(Benefit from) provision for income taxes	(2,074)	880	166	—	(1,028)
Equity in income of subsidiaries	32,604	—	—	(32,604)	—
(Loss) income from continuing operations	(43,492)	32,297	307	(32,604)	(43,492)
(Loss) income from discontinued operations	—	(2,354)	30	—	(2,324)
Equity in loss of subsidiaries	(2,324)	—	—	2,324	—
Net (loss) income	$(45,816)	$29,943	$337	$(30,280)	$(45,816)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2012
Total revenue	$—	$634,746	$701	$(701)	$634,746
Home construction and land sales expenses	41,128	520,137	—	(701)	560,564
Inventory impairments and option contract abandonments	275	10,217	—	—	10,492
Gross (loss) profit	(41,403)	104,392	701	—	63,690
Commissions	—	27,522	—	—	27,522
General and administrative expenses	—	82,291	89	—	82,380
Depreciation and amortization	—	9,336	—	—	9,336
Operating (loss) income	(41,403)	(14,757)	612	—	(55,548)
Equity in loss of unconsolidated entities	—	(25)	—	—	(25)
Loss on extinguishment of debt	(2,747)	—	—	—	(2,747)
Other (expense) income, net	(55,147)	1,780	25	—	(53,342)
(Loss) income before income taxes	(99,297)	(13,002)	637	—	(111,662)
(Benefit from) provision for income taxes	(38,597)	1,936	223	—	(36,438)
Equity in (loss) income of subsidiaries	(14,524)	—	—	14,524	—
(Loss) income from continuing operations	(75,224)	(14,938)	414	14,524	(75,224)
Loss from discontinued operations	—	(3,858)	(11)	—	(3,869)
Equity in loss of subsidiaries	(3,869)	—	—	3,869	—
Net (loss) income	$(79,093)	$(18,796)	$403	$18,393	$(79,093)

Beazer Homes USA, Inc.

Unaudited Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2013
Net cash (used in) provided by operating activities	$(53,663)	$(144,770)	$239	$—	$(198,194)
Cash flows from investing activities:
Capital expenditures	—	(6,572)	—	—	(6,572)
Investments in unconsolidated entities	—	(1,374)	—	—	(1,374)
Return of capital from unconsolidated entities	—	432	—	—	432
Increases in restricted cash	(1,237)	(551)	—	—	(1,788)
Decreases in restricted cash	8,487	548	—	—	9,035
Net cash provided by (used in) investing activities	7,250	(7,517)	—	—	(267)
Cash flows from financing activities:
Repayment of debt	(185,161)	(270)	—	—	(185,431)
Proceeds from issuance of new debt	200,000	—	—	—	200,000
Settlement of unconsolidated entity debt obligations	—	(500)	—	—	(500)
Debt issuance costs	(4,935)	—	—	—	(4,935)
Advances to/from subsidiaries	(148,994)	150,571	3	(1,580)	—
Payments for other financing activities	(122)	—	—	—	(122)
Net cash (used in) provided by financing activities	(139,212)	149,801	3	(1,580)	9,012
(Decrease) increase in cash and cash equivalents	(185,625)	(2,486)	242	(1,580)	(189,449)
Cash and cash equivalents at beginning of period	481,394	8,215	646	(2,460)	487,795
Cash and cash equivalents at end of period	$295,769	$5,729	$888	$(4,040)	$298,346
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2012
Net cash (used in) provided by operating activities	$(109,339)	$2,225	$702	$—	$(106,412)
Cash flows from investing activities:
Capital expenditures	—	(15,117)	—	—	(15,117)
Investments in unconsolidated entities	—	(2,075)	—	—	(2,075)
Return of capital from unconsolidated entities	—	440	—	—	440
Increases in restricted cash	(645)	(1,034)	—	—	(1,679)
Decreases in restricted cash	5,878	1,077	—	—	6,955
Net cash provided by (used in) investing activities	5,233	(16,709)	—	—	(11,476)
Cash flows from financing activities:
Repayment of debt	(2,460)	(909)	—	—	(3,369)
Settlement of unconsolidated entity obligations	(15,862)	—	—	—	(15,862)
Debt issuance costs	(274)	—	—	—	(274)
Equity issuance costs	(1,296)	—	—	—	(1,296)
Dividends paid	(1,800)	—	1,800	—	—
Advances to/from subsidiaries	(9,202)	11,527	(1,847)	(478)	—
Payments for other financing activities	(98)	—	—	—	(98)
Net cash (used in) provided by financing activities	(30,992)	10,618	(47)	(478)	(20,899)
(Decrease) increase in cash and cash equivalents	(135,098)	(3,866)	655	(478)	(138,787)
Cash and cash equivalents at beginning of period	360,723	10,488	418	(1,226)	370,403
Cash and cash equivalents at end of period	$225,625	$6,622	$1,073	$(1,704)	$231,616

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
We have classified the results of operations of our discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of June 30, 2013 or September 30, 2012. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of operations. The results of our discontinued operations in the unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Total revenue	$—	$2,207	$288	$5,681
Home construction and land sales expenses	37	2,509	(29)	5,444
Inventory impairments and lot option abandonments	—	545	17	579
Gross (loss) profit	(37)	(847)	300	(342)
Commissions	—	46	—	217
General and administrative expenses	346	919	2,761	3,636
Depreciation and amortization	—	10	—	35
Operating loss	(383)	(1,822)	(2,461)	(4,230)
Other (loss) income, net	(1)	(1)	68	(47)
Loss from discontinued operations before income taxes	(384)	(1,823)	(2,393)	(4,277)
(Benefit from) provision for income taxes	(38)	5	(69)	(408)
Loss from discontinued operations, net of tax	$(346)	$(1,828)	$(2,324)	$(3,869)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Executive Overview and Outlook

Over the past year, the housing market in the U.S. has been gaining further momentum in its recovery. Both new and used homes have experienced improved demand and, as a result, many markets are experiencing increased home prices. Although the recent increase in mortgage rates has tempered some of the urgency in homebuyer demand, we believe that this homebuyer reaction is temporary and that the fundamentals driving the housing market recovery remain. Over the next several years we expect to benefit from improved consumer confidence, a modest improvement in job growth, increasing residential rental rates, the impact of a constrained supply of new and existing homes for sale, as well as from projected growth in the number of households.
New home sales are, in large part, a function of highly localized factors, such as location, school district, neighborhood amenities, transportation access and individual home characteristics. To better position the Company to compete with both other new home providers and with used homes, we have adopted several operational elements, including: (i) industry leading energy efficiency features, primarily through our voluntary implementation of Energy Star 3.0 standards; (ii) floorplan choices, which enable homebuyers to select certain structural options to match their lifestyle at no, or limited, cost; and (iii) a mortgage choice program that requires a small number of locally selected preferred lenders to compete for our buyers' business. While each of these factors provide demonstrable value to consumers, we recognize that our approach to mortgage finance is the most differentiated from our competitors, most of whom rely on their own, captive mortgage affiliates to service their customers. We believe that by providing competitive mortgage choices, we have improved the prospects for our homebuyers to obtain a mortgage whose terms, fees and interest rate best meet their objectives.
Furthermore, we remain focused on returning to sustainable profitability as soon as possible. In that regard we have outlined four operational strategies as part of our “path-to-profitability” each of which is discussed below:

•	Drive sales per community per month;

•	Gradually expand our community count;

•	Generate higher gross margins; and

•	Further leverage our fixed costs.

Consistent with previous quarters, we continue to place significant emphasis on achieving year-over-year improvement in sales per community per month as well as broadening the base of our “performing” communities. Our trailing four quarter sales per active community per month increased from approximately 2.2 at June 30, 2012 to 2.7 at June 30, 2013. This improvement in sales per community per month was achieved due to an increase in performing communities despite a 17% decline in the number of active communities during the quarter versus a year ago. New home orders decreased 11% for the quarter ended June 30, 2013 as compared with a year earlier due to the decline in active communities.

Since the successful completion of our capital raising transactions in the summer of 2012, we have been more aggressively pursuing land acquisitions in an effort to increase our number of active communities in the coming years. During the current quarter, we spent $161.8 million on land and land development related to new land parcels and existing projects and brought an additional project with 225 lots out of land held for future development. Most of the newly acquired land parcels will require some level of development and therefore will not be available for homebuilding operations until fiscal 2014. During the quarter ended June 30, 2013, we added 17 new active communities and closed out of 21 previously active communities. Our active community count as of June 30, 2013 was 144. In addition, at that time, we had an additional 50 communities under development, which were not yet open for business. Although we expect to experience a modest decline in our active community count again next quarter, we expect this trend to turn in early fiscal 2014 as development is completed and new communities are open for business.

We have also continued to make progress on our last two operational path-to-profitability strategies. For the quarter ended June 30, 2013, our total gross margins improved both sequentially and year-over-year. Our homebuilding gross margins excluding impairments, abandonments and interest improved 360 basis points to 20.3% this quarter from 16.7% last year and by 120 basis points from 19.1% last quarter. Also, during the third quarter of fiscal 2013, we improved our overhead expense ratio. Compared with the third quarter of fiscal 2012, general and administrative expenses declined as a percentage of revenue, from 10.9% last year to 9.4% this year.

While significant challenges still confront the housing industry, including the possibility of increased regulation, higher labor and material costs, rising mortgage rates, continuing competitive pressures from distressed homes and significant procedural hurdles in obtaining mortgage financing, we are increasingly confident in both the likelihood of a sustained recovery and the effectiveness of our own operational strategies.

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

RESULTS OF CONTINUING OPERATIONS:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
($ in thousands)	2013	2012	2013	2012
Revenues:
Homebuilding	$313,129	$252,071	$843,025	$628,540
Land sales and other	1,310	2,484	6,218	6,206
Total	$314,439	$254,555	$849,243	$634,746
Gross profit:
Homebuilding	$53,588	$20,656	$132,471	$61,475
Land sales and other	527	575	1,613	2,215
Total	$54,115	$21,231	$134,084	$63,690
Gross margin:
Homebuilding	17.1%	8.2%	15.7%	9.8%
Land sales and other	40.2%	23.1%	25.9%	35.7%
Total	17.2%	8.3%	15.8%	10.0%
Commissions	$13,078	$10,776	$35,406	$27,522
General and administrative expenses (G&A):	$29,612	$27,867	$84,735	$82,380
G&A as a percentage of total revenue	9.4%	10.9%	10.0%	13.0%
Depreciation and amortization	$2,953	$3,743	$8,761	$9,336
Operating income (loss)	$8,472	$(21,155)	$5,182	$(55,548)
Operating income (loss) as a percentage of total revenue	2.7%	(8.3)%	0.6%	(8.8)%
Effective Tax Rate	7.4%	(0.4)%	2.3%	32.6%
Equity in (loss) income of unconsolidated entities	$(310)	$48	$(206)	$(25)
Loss on extinguishment of debt	$—	$—	$(3,638)	$(2,747)

Homebuilding Operations Data

	Three Months Ended June 30,
	New Orders, net			Cancellation Rates
	2013	2012	13 v 12	2013	2012
West	614	730	(15.9)%	20.2%	22.1%
East	389	486	(20.0)%	23.6%	31.0%
Southeast	378	339	11.5%	15.6%	19.1%
Total	1,381	1,555	(11.2)%	20.0%	24.5%

	Nine Months Ended June 30,
	New Orders, net			Cancellation Rates
	2013	2012	13 v 12	2013	2012
West	1,696	1,688	0.5%	22.1%	24.2%
East	1,140	1,237	(7.8)%	24.4%	32.4%
Southeast	998	866	15.2%	15.2%	19.1%
Total	3,834	3,791	1.1%	21.1%	26.0%

As we foreshadowed in prior quarters, our active community count as of June 30, 2013 was down significantly as compared to the prior year (a 17% decrease). Our West and East segments were especially impacted by the lower active communities, experiencing 22% and 19% decreases, respectively. As a result, our net new orders for the three months ended June 30, 2013 decreased compared to the prior year. However, sales per active community per month increased 10% to 3.2 for the quarter ended June 30, 2013 from 2.9 for the quarter ended June 30, 2012. For the nine months ended June 30, 2013, our sales per active community increased 26% to 2.9 from 2.3 for the comparable period of the prior year.

	As of June 30,
	2013	2012	13 v 12
Backlog Units:
West	982	1,064	(7.7)%
East	781	891	(12.3)%
Southeast	595	466	27.7%
Total	2,358	2,421	(2.6)%
Aggregate dollar value of homes in backlog (in millions)	$646.1	$572.8	12.8%
ASP in backlog (in thousands)	$274.0	$236.6	15.8%
Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home.
Our backlog may be impacted in the short-term due to our reduced number of active communities or by increased cycle times due to labor and/or supply shortages. During the housing downturn, many skilled workers left construction for other industries, and in certain of our markets, the smaller workforce and higher demand for trade labor has created shortages of certain skilled workers, driving up costs and/or extending land development and home construction schedules. The overall decrease in our backlog as of June 30, 2013 compared to the prior year primarily related to our decrease in active communities and the related impact on new orders. We expect new orders and backlog to increase over time as our active communities increase, the inventory of new and used homes decreases and consumer confidence in the economic recovery stabilizes.

Homebuilding Revenues and Average Selling Price
The table below summarizes homebuilding revenues, the average selling prices (ASP) of our homes and closings by reportable segment:

	Three Months Ended June 30,
	Homebuilding Revenues			Average Selling Price			Closings
($ in thousands)	2013	2012	13 v 12	2013	2012	13 v 12	2013	2012	13 v 12
West	$132,803	$97,356	36.4%	$241.5	$214.0	12.9%	550	455	20.9%
East	111,333	98,850	12.6%	300.9	258.8	16.3%	370	382	(3.1)%
Southeast	68,993	55,865	23.5%	219.7	205.4	7.0%	314	272	15.4%
Total	$313,129	$252,071	24.2%	$253.8	$227.3	11.7%	1,234	1,109	11.3%

	Nine Months Ended June 30,
	Homebuilding Revenues			Average Selling Price			Closings
($ in thousands)	2013	2012	13 v 12	2013	2012	13 v 12	2013	2012	13 v 12
West	$360,052	$245,420	46.7%	$231.8	$205.5	12.8%	1,553	1,194	30.1%
East	324,334	255,519	26.9%	293.2	259.7	12.9%	1,106	984	12.4%
Southeast	158,639	127,601	24.3%	214.4	198.8	7.8%	740	642	15.3%
Total	$843,025	$628,540	34.1%	$248.0	$222.9	11.3%	3,399	2,820	20.5%

Improved operational strategies and market conditions in our markets enhanced our ability to generate additional traffic, sales and higher ASP. We have been able to increase prices in response to market conditions in the majority of our markets in our West segment and select markets or communities in our East and Southeast segments. The increase in ASP for the three and nine months ended June 30, 2013 was also partially impacted by a change in mix in closings between products and among communities as compared to the prior year.
Homebuilding Gross Profit
The following table sets forth our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the three and nine months ended June 30, 2013 and 2012. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges).

($ in thousands)	Three Months Ended June 30, 2013
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$28,747	21.6%	$—	$28,747	21.6%	$—	$28,747	21.6%
East	19,115	17.2%	—	19,115	17.2%	—	19,115	17.2%
Southeast	13,979	20.3%	—	13,979	20.3%	—	13,979	20.3%
Corporate & unallocated	(8,253)		—	(8,253)		9,996	1,743
Total homebuilding	$53,588	17.1%	$—	$53,588	17.1%	$9,996	$63,584	20.3%

($ in thousands)	Three Months Ended June 30, 2012
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$14,707	15.1%	$1,609	$16,316	16.8%	$—	$16,316	16.8%
East	11,075	11.2%	3,132	14,207	14.4%	—	14,207	14.4%
Southeast	9,163	16.4%	689	9,852	17.6%	—	9,852	17.6%
Corporate & unallocated	(14,289)		389	(13,900)		15,649	1,749
Total homebuilding	$20,656	8.2%	$5,819	$26,475	10.5%	$15,649	$42,124	16.7%

($ in thousands)	Nine Months Ended June 30, 2013
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$70,797	19.7%	$150	$70,947	19.7%	$—	$70,947	19.7%
East	57,776	17.8%	33	57,809	17.8%	—	57,809	17.8%
Southeast	28,999	18.3%	2,046	31,045	19.6%	—	31,045	19.6%
Corporate & unallocated	(25,101)		—	(25,101)		27,823	2,722
Total homebuilding	$132,471	15.7%	$2,229	$134,700	16.0%	$27,823	$162,523	19.3%

($ in thousands)	Nine Months Ended June 30, 2012
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$37,564	15.3%	$3,979	$41,543	16.9%	$—	$41,543	16.9%
East	30,431	11.9%	4,383	34,814	13.6%	—	34,814	13.6%
Southeast	21,277	16.7%	1,655	22,932	18.0%	—	22,932	18.0%
Corporate & unallocated	(27,797)		475	(27,322)		41,128	13,806
Total homebuilding	$61,475	9.8%	$10,492	$71,967	11.4%	$41,128	$113,095	18.0%

Our overall homebuilding gross profit increased to $53.6 million for the three months ended June 30, 2013 from $20.7 million in the prior year. The increase was due primarily to improved operational efficiencies and improved market conditions in many of our markets which enabled us to increase prices to mitigate increases in material and labor costs. For the nine months ended June 30, 2013, the $71.0 million increase in homebuilding gross profit was due primarily to the 34.1% increase in homebuilding revenues including an 11.3% increase in ASP, an $8.3 million million decrease in impairments and abandonments and a $13.3 million decrease in interest amortized to cost of sales, offset partially by increases in material and labor costs. This increase for the nine months ended June 30, 2013 was offset partially by an $11 million insurance recovery recognized in the prior year related to previously recorded water intrusion related expenditures.
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
The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, the homebuilding gross margin from our continuing operations was 14.4% and excluding interest and inventory impairments, it was 18.6%. For the same trailing 12-month period, homebuilding gross margins were as follows in those communities that have previously been impaired and which represented 27.7% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(6.8)%
Impact of interest amortized to COS related to these communities	4.4%
Pre-impairment turn gross margin, excluding interest amortization	(2.4)%
Impact of impairment turns	20.3%
Gross margin (post impairment turns), excluding interest amortization	17.9%

The estimated fair value of our impaired inventory at each period end, the number of lots and number of communities impaired in each period are set forth in the table below as follows:

($ in thousands)	Estimated Fair Value of Impaired Inventory at Period End		Lots Impaired		Communities Impaired
Quarter Ended	2013	2012	2013	2012	2013	2012
June 30	$—	$11,187	—	170	—	3
March 31	$—	$3,292	—	25	—	1
December 31	$—	$6,377	—	51	—	1

Land Sales and Other Revenues and Gross Profit. The table below summarizes land sales and other revenues and gross profit by reportable segment for the three and nine months ended June 30, 2013 and 2012 (n/m in the table below indicates the percentage "not meaningful"):

	Land Sales & Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended June 30,			Three Months Ended June 30,
(In thousands)	2013	2012	13 v 12	2013	2012	13 v 12
West	$716	$1,736	(58.8)%	$103	$2	n/m
East	223	80	178.8%	53	(8)	n/m
Southeast	371	463	(19.9)%	371	466	(20.4)%
Pre-Owned	—	205	(100.0)%	—	115	(100.0)%
Total	$1,310	$2,484	(47.3)%	$527	$575	(8.3)%

	Land Sales & Other Revenues			Land Sales and Other Gross Profit (Loss)
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2013	2012	13 v 12	2013	2012	13 v 12
West	$2,589	$2,306	12.3%	$291	$62	369.4%
East	890	421	111.4%	190	63	201.6%
Southeast	2,739	2,365	15.8%	1,132	1,476	(23.3)%
Pre-Owned	—	1,114	(100.0)%	—	614	(100.0)%
Total	$6,218	$6,206	0.2%	$1,613	$2,215	(27.2)%

Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets. Other revenues include net fees we received for general contractor services we performed on behalf of a third party and broker fees and, in the three and nine months ended June 30, 2012, rental revenues earned by our former Pre-Owned operations.

Operating Income. The table below summarizes operating income (loss) by reportable segment for the three and nine months ended June 30, 2013 and 2012:

(In thousands)	Three Months Ended June 30,			Nine Months Ended June 30,
	2013	2012	13 v 12	2013	2012	13 v 12
West	$15,313	$2,719	$12,594	$33,716	$5,505	$28,211
East	7,714	197	7,517	24,215	344	23,871
Southeast	7,644	3,339	4,305	12,024	5,304	6,720
Pre-Owned	—	(29)	29	—	(229)	229
Corporate and Unallocated	(22,199)	(27,381)	5,182	(64,773)	(66,472)	1,699
Operating Income (Loss)	$8,472	$(21,155)	$29,627	$5,182	$(55,548)	$60,730
Our operating income improved by $29.6 million to $8.5 million for the three months ended June 30, 2013, compared to an operating loss of $21.2 million in fiscal 2012. For the nine months ended June 30, 2013, our operating income was $5.2 million compared to a loss of $55.5 million in the prior year. These improvements reflect higher homebuilding gross profits and decreased general and administrative expenses as a percentage of revenue, as we were able to better leverage our fixed costs with the increased revenue. As a percentage of revenue, our operating income (loss) was 2.7% and 0.6% for the three and nine months ended June 30, 2013 compared to -8.3% and -8.8% for the comparable periods of fiscal 2012. The year-over-year improvement for the nine months ended June 30, 2013 reflects operational efficiencies, market improvements and an $8.3 million decrease in impairments and abandonments offset by an $11.0 million recovery in fiscal 2012 related to old water intrusion warranty related expenditures.
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
Our overall effective tax rates from continuing operations were 7.4% and 2.3% for the three and nine months ended June 30, 2013, respectively, compared to -0.4% and 32.6% for the three and nine months ended June 30, 2012. The tax benefit recognized during the nine months ended June 30, 2012, and the related effective tax rate primarily reflected our release of the estimated liability for previously uncertain tax positions. Beginning on October 1, 2011, the Company entered into a "90-day window" during which the IRS allows taxpayers under continuous examination to elect different tax treatment for issues not under examination. We filed appropriate forms with the IRS in October 2011 to adopt a different tax method associated with the timing of various deductions and capitalized costs. Our adoption of a different tax treatment also removed the ability for the IRS to make adjustments to these positions in prior years (known as “audit protection”). Therefore, the change in tax treatment of these deductions provided certainty that allowed us to release uncertain tax positions and the associated unrecognized tax benefits in the quarter ended December 31, 2011.

Three months ended June 30, 2013 as compared to 2012
West Segment: Homebuilding revenues increased 36.4% for the three months ended June 30, 2013, compared to the prior year, primarily due to an increase in the number of closings and ASP in the majority of our markets. The 20.9% increase in the number of closings was primarily driven by a 16.3% higher beginning backlog. Our West segment was challenged by a decline in active communities compared to June 30, 2012, but did benefit from an increase in demand as evidenced by higher traffic volume in a majority of our communities as compared to the same period last year, resulting in an increase in our home sales per active community. As compared to the prior year, our homebuilding gross profit increased $14.0 million and homebuilding gross margins increased from 15.1% to 21.6% primarily due to decreased incentives, price appreciation in most of our submarkets and increased absorptions which enabled us to better absorb increases in direct construction costs per home related to increases in material and labor costs. The $12.6 million increase in operating income resulted from the aforementioned increase in homebuilding gross margins offset by a $1.7 million increase in commissions related to the increase in homebuilding revenues.
East Segment: Homebuilding revenues increased 12.6% for the three months ended June 30, 2013, compared to the prior year, primarily due to a 16.3% increase in ASP. Closings were down slightly compared to the prior year. The decline in net new orders for the quarter ended June 30, 2013 as compared to the prior year is due to the close out of a number of previously active communities in advance of new communities coming online. Sales per active community increased year-over-year in a few of our markets in the East Segment. As compared to the prior year, our homebuilding gross profit increased $8.0 million and homebuilding gross margins increased from 11.2% to 17.2% primarily due to changes in product mix and implementation of operational improvements.

The $7.5 million increase in operating income resulted from the aforementioned increase in homebuilding gross margins offset partially by a $0.4 million increase in commissions related to the increase in homebuilding revenues.
Southeast Segment: As compared to the prior year, our homebuilding gross profit in the Southeast Segment increased $4.8 million driven primarily by a 23.5% increase in homebuilding revenues, reflecting a 15.4% increase in closings and a 7.0% increase in ASP. Homebuilding gross margins increased from 16.4% to 20.3% and excluding impairments and abandonments, the gross margins increased from 17.6% to 20.3%. Our fiscal 2013 and fiscal 2012 land sales and other revenue and gross profit in our Southeast Segment include net fees received for general contractor services we performed on behalf of a third party. The $4.3 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit offset partially by a $0.2 million increase in commissions related to the increase in homebuilding revenues.
Corporate and Unallocated: Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. The costs of these shared services are not allocated to the operating segments. Corporate and unallocated charges included in operating income increased slightly from the prior year due to an increase in personnel related expenses including an increase in headcount and variable compensation plans related to our actual and anticipated revenue growth offset partially by a $5.7 million decrease in interest amortized to cost of sales. The decrease in interest amortized to cost of sales is the result of lower interest incurred related to debt refinancing transactions and a decrease in inventory capitalized per unit.
Nine months ended June 30, 2013 as compared to 2012
West Segment: Homebuilding revenues increased 46.7% for the nine months ended June 30, 2013, compared to the prior year, driven by higher demand which facilitated price appreciation in a majority of our submarkets, increased absorptions and a decreased use of incentives. As compared to the prior year, our homebuilding gross profit increased $33.2 million (including a $3.8 million decrease in impairments and abandonments). Homebuilding gross margins without the impairments and abandonments, increased from 16.9% to 19.7% due to our increased revenues and our ability to absorb increases in direct construction costs per home related to increases in material and labor costs. The $28.2 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit offset partially by a $4.9 million increase in commissions related to the increase in homebuilding revenues.
East Segment: Homebuilding revenues increased 26.9% for the nine months ended June 30, 2013, compared to the prior year, primarily due to a 12.4% increase in the number of closings and a 12.9% increase in ASP, driving the $27.3 million increase in our homebuilding gross profit (including a $4.4 million decrease in impairments and abandonments). As a result, homebuilding gross margins increased from 11.9% to 17.8% and, excluding impairments and abandonments, from 13.6% to 17.8%. The increase in operating income in the East Segment was driven primarily by our increased revenues and related gross profit.  These increases were offset partially by increases in commissions, sales and marketing and model refurbishment costs to drive absorptions in some of our underperforming communities.
Southeast Segment: Homebuilding revenues increased 24.3% for the nine months ended June 30, 2013. This increase in revenues, offset partially by a $0.4 million increase in impairments, drove a $7.7 million increase in homebuilding gross profit and $6.7 million increase in operating income. For the nine months ended June 30, 2013, operating income was offset slightly by increased commissions related to the revenue increase.
Corporate and Unallocated: For the nine months ended June 30, 2013, our corporate and unallocated expense decreased $1.7 million as compared to the prior year which included an $11 million insurance recovery related to previously recorded water intrusion warranty related expenditures. Excluding this prior year recovery, corporate and unallocated expense decreased $12.7 million primarily related to a $13.3 million decrease in interest amortized to cost of sales related to lower interest incurred and a change in the mix of homes closed.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of June 30, 2013, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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

As of June 30, 2013, our liquidity position consisted of $298.3 million in cash and cash equivalents, $150 million of capacity under our Secured Revolving Credit Facility, plus $246.0 million of restricted cash, $222.4 million of which related to our cash secured term loan.We expect to be able to meet our liquidity needs in the remainder of fiscal 2013 and to maintain a significant liquidity position, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance on a quarterly basis.
We spent $161.8 million and $314.4 million on land and land development activities during the three and nine months ended June 30, 2013, respectively, as we continue to strive to replace close out communities and position the Company to increase our active community count. This spending on land and land development had a significant impact on our net cash used in operating activities in both years bringing net cash used in operating activities to $198.2 million for the nine months ended June 30, 2013 and $106.4 million for the nine months ended June 30, 2012. Also impacting cash used in operations in both years were the payment of other liabilities, interest obligations, and decreases in income tax receivables and other assets primarily related to the collection of reimbursable amounts due from land spending and other deposits.
Net cash used in investing activities was $0.3 million for the nine months ended June 30, 2013 primarily related to capital expenditures for model homes offset by a net decrease in restricted cash. Net cash used in investing activities was $11.5 million for the nine months ended June 30, 2012 which was primarily due to capital expenditures of $7.9 million for costs related to our purchase of previously owned homes by our Pre-Owned Homes business.
Net cash provided by financing activities of $9.0 million for the nine months ended June 30, 2013 primarily related to the proceeds from the issuance of the new 2023 Notes offset by the repayment of the 2015 Notes and the repurchase of $2 million of our 9 1/8% Senior Notes due 2019 (see Note 7 to the unaudited condensed consolidated financial statements). Net cash used in financing activities was $20.9 million for the nine months ended June 30, 2012 primarily related to the settlement paid to lenders of one of our unconsolidated entities in connection with a plan of reorganization (see Note 3 to the unaudited condensed consolidated financial statements).
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
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities will provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $22.7 million outstanding letters of credit under these facilities, secured with cash collateral which is maintained in restricted accounts totaling $23.3 million.
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
Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during the nine months ended June 30, 2013 or 2012. Any future stock repurchases, as allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At June 30, 2013, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid during the nine months ended June 30, 2013 or 2012.

Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At June 30, 2013, we controlled 26,966 lots (a 5.3-year supply based on our trailing twelve months of closings). We owned 79.4%, or 21,420 lots, and 5,546 lots, or 20.6%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which aggregated approximately $30.3 million at June 30, 2013. The total remaining purchase price, net of cash deposits, committed under all options was $284.6 million as of June 30, 2013.
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
We participate in several land development joint ventures and have investments in other entities in which we have less than a controlling interest. We enter into investments in joint ventures and other unconsolidated entities in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Excluding our investment in a pre-owned rental homes REIT, the remainder of our investments in our unconsolidated entities have historically been entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the unconsolidated entity’s members and other third parties. We account for our interest in our unconsolidated entities under the equity method. Our unaudited condensed consolidated balance sheets include investments in unconsolidated entities totaling $42.5 million and $42.1 million at June 30, 2013 and September 30, 2012, respectively.
Our unconsolidated entities periodically obtain secured acquisition and development financing. At June 30, 2013, our unconsolidated entities had borrowings outstanding totaling $66.6 million. Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. At June 30, 2013, we had no repayment guarantees outstanding. See Note 3 to the unaudited condensed consolidated financial statements for further information.
We had outstanding performance bonds of approximately $160.6 million at June 30, 2013 related principally to our obligations to local governments to construct roads and other improvements in various developments.
Recently Adopted Accounting Pronouncements
See Note 1 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of June 30, 2013, we had variable rate debt outstanding totaling approximately $222.4 million. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at June 30, 2013 was $1.33 billion, compared to a carrying value of $1.28 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.33 billion to $1.39 billion at June 30, 2013.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Litigation
On June 3, 2009, Beazer Homes Corp., a wholly-owned subsidiary of the Company, was named as a defendant in a purported class action lawsuit in the Circuit Court for Lee County, State of Florida, filed by Bryson and Kimberly Royal, the owners of one of our homes in our Magnolia Lakes community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney's fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation and individual state court actions. We believe that the claims asserted in these actions are governed by home warranties or are without merit. The Company has offered to repair all of these homes pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, the owners of all but two of the affected homes have accepted the Company's offer to repair. Furthermore, the Company has agreed to participate in a global class settlement with the plaintiff class counsel and numerous other defendants in the multidistrict litigation, which was approved by the Court on February 13, 2013. The class action settlement requires Beazer to make a settlement payment that is not material to our consolidated financial position or results of operations, and resolves all claims, including future claims, against Beazer related to Chinese drywall. The only exception would have been any claims by persons or entities that opted out of the settlement, but there were no opt outs by the Court’s deadline. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs. As of June 30, 2013, we have recorded an immaterial amount related to our expected liability under the settlement.
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

Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it had resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $16.6 million has been paid as of June 30, 2013. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
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

101
The following financial statements from Beazer Homes USA, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed on August 1, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2013	Beazer Homes USA, Inc.

		By:		/s/ ROBERT L. SALOMON
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer