Form 10-K
period 2013-09-30
BEAZER HOMES USA INC
filed 2013-11-08
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (25,092,502 shares) as of March 31, 2013, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $397,465,232.

Class	Outstanding at November 6, 2013
Common Stock, $0.001 par value	25,245,034

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders	III

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this annual report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

•	the availability and cost of land and the risks associated with the future value of our inventory such as additional asset impairment charges or writedowns;

•
economic changes nationally or in local markets, including changes in consumer confidence, declines in employment levels, inflation and increases in the quantity and decreases in the price of new homes and resale homes in the market;

•	the cyclical nature of the homebuilding industry and a potential deterioration in homebuilding industry conditions;

•	estimates related to homes to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;

•	shortages of or increased prices for labor, land or raw materials used in housing production;

•
our cost of and ability to access capital and otherwise meet our ongoing liquidity needs including the impact of any downgrades of our credit ratings or reductions in our tangible net worth or liquidity levels;

•	our ability to comply with covenants in our debt agreements or satisfy such obligations through repayment or refinancing;

•
a substantial increase in mortgage interest rates, increased disruption in the availability of mortgage financing, a change in tax laws regarding the deductibility of mortgage interest, or an increased number of foreclosures;

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

•
the results of litigation or government proceedings and fulfillment of the obligations in the Deferred Prosecution Agreement and consent orders with governmental authorities and other settlement agreements;

•	the impact of construction defect and home warranty claims;

•	the cost and availability of insurance and surety bonds;

•	the performance of our unconsolidated entities and our unconsolidated entity partners;

•	delays in land development or home construction resulting from adverse weather conditions;

•	the impact of information technology failures or data security breaches;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which the Company has little or no control.
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

PART I

Item 1. Business

We are a geographically diversified homebuilder with active operations in 16 states within three geographic regions in the United States: West, East, and Southeast. Our homes are designed to appeal to homeowners at various price points across various demographic segments and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate exceptional value and quality while seeking to maximize our return on invested capital over the course of a housing cycle.

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

In any year, the demand for new homes is closely tied to job growth, the availability and cost of mortgage financing, the supply of new and existing homes for sale and, importantly, consumer confidence. Consumer confidence is perhaps the most important of these demand variables and is the hardest one to predict accurately because it is a function of, among other things, consumers' views of their employment and income prospects, recent and likely future home price trends, localized new and existing home inventory, the level of current and near-term interest and mortgage rates, the availability of consumer credit, valuations in stock and bond markets, and other geopolitical factors. In general, high levels of employment, significant affordability and low new home and resale home inventories contribute to a strong and growing homebuilding market environment.

The supply of new homes within specific geographic markets consists of both new homes built pursuant to pre-sale arrangements and speculative homes (frequently referred to as “spec homes”) built by homebuilders prior to their sale. The ratio of pre-sold to spec homes differs both by geographic market and over time within individual markets based on a wide variety of factors, including the availability of land and lots, access to construction financing, the availability and cost of construction labor and materials, the inventory of existing homes for sale and job growth characteristics.

Over the past few years, we have undertaken numerous actions to allow the Company to generate or conserve liquidity while maintaining a substantial homebuilding presence in large markets. During fiscal 2013, we made significant strides in the execution of our path-to-profitability plan, generating net income in our fourth quarter of fiscal 2013. Our path-to-profitability plan consists of the following four key components:

•	Increase sales (new orders) per community;

•	Gradually expand our active communities;

•	Leverage our fixed costs; and

•	Improve homebuilding gross margins and gross profit dollars per transaction.

We believe that long-term fundamentals for new home construction remain intact and are encouraged by evidence of strengthening conditions in the housing market. After several years of exceptionally weak demand for new homes, the U.S. housing industry began to show some signs of improvement during fiscal 2012 followed by more solid and accelerated improvement during fiscal 2013. Single family starts and average sales prices were up in most markets across the country during fiscal 2013.

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

Diversity of Product Offerings.  Our product strategy further entails addressing the needs of an increasingly diverse profile of home buyers. Within each of our markets we determine the profile of buyers we hope to address and design neighborhoods and homes with the specific needs of those buyers in mind. Depending on the market, we attempt to address one or more of the following categories of home buyers: entry-level, move-up or retirement-oriented. Within these buyer groups, we have developed detailed targeted buyer profiles based on demographic and psychographic data including information about their marital and family status, employment, age, affluence, special interests, media consumption and distance moved. Recognizing that our customers want to choose certain components of their new home, we offer a limited number of structural options on most homes, as well as the use of design studios in most of our markets. These design studios allow the customer to select certain non-structural options for their homes such as cabinetry, flooring, fixtures, appliances and wall coverings.

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

Operational Scale Efficiencies.  Beyond marketing advantages, we attempt to create both national and local scale efficiencies as a result of the scope of our operations. On a national basis we are able to achieve volume purchasing advantages in certain product categories, share best practices in construction, marketing, planning and design among our markets, respond to telephonic and online customer inquiries and leverage our fixed costs in ways that improve profitability. On a local level, while we are not generally the largest builder within our markets, we do attempt to be a major participant within our selected submarkets and targeted buyer profiles. There are further design, construction and cost advantages associated with having strong market positions within particular markets.

Balanced Land Policies.  We seek to maximize our return on capital by carefully managing our investment in land. We may acquire lots from various development and land banking entities pursuant to purchase and option agreements. To reduce the risks associated with investments in land, we sometimes use options to control land. We generally do not speculate in land which does not have the benefit of entitlements providing basic development rights to the owner.

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

The results of operations of all of the homebuilding markets we have exited are reported as discontinued operations in our Consolidated Statements of Operations. Beginning in the second quarter of fiscal 2011, through May 2,
2012, we operated our Pre-Owned Homes business in Arizona and Nevada. Effective May 3, 2012, we contributed our Pre-Owned Homes business for an investment in an unconsolidated entity (see Note 3 for additional information).

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

The following table summarizes certain operating information of our reportable homebuilding segments and our discontinued homebuilding operations as of and for the fiscal years ended September 30, 2013, 2012 and 2011. Please see “Management's Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 below for additional information.

	2013		2012		2011
($ in thousands)	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Closing Price
West	2,277	$238.7	1,883	$205.3	1,115	$195.9
East	1,629	296.2	1,506	266.8	1,316	258.1
Southeast	1,150	220.2	1,039	199.9	818	189.0
Continuing Operations	5,056	$253.0	4,428	$224.9	3,249	$219.4
Discontinued Operations	—	$—	19	$219.6	101	$196.2

	September 30, 2013		September 30, 2012		September 30, 2011
	Units in Backlog	Dollar Value in Backlog	Units in Backlog	Dollar Value in Backlog	Units in Backlog	Dollar Value in Backlog
West	738	$200,532	839	$184,754	570	$113,931
East	661	210,066	747	223,050	638	169,851
Southeast	494	117,544	337	71,276	242	50,724
Continuing Operations	1,893	$528,142	1,923	$479,080	1,450	$334,506
Discontinued Operations	—	$—	—	$—	17	$3,800

Corporate Operations

We perform all or most of the following functions at our corporate office:

•	evaluate and select geographic markets;

•	allocate capital resources to particular markets for land acquisitions;

•	maintain and develop relationships with lenders and capital markets to create access to financial resources;

•	maintain and develop relationships with national product vendors;

•	operate and manage information systems and technology support operations; and

•	monitor the operations of our subsidiaries and divisions.
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

Field Operations

The development and construction of each new home community is managed by our operating divisions, each of which is generally led by a market leader who, in most instances, reports directly to our Chief Executive Officer. At the development stage, a manager (who may be assigned to several communities and reports to the market leader of the division) supervises development of buildable lots. Together with our operating divisions, our field teams are equipped with the skills to complete the functions of identification of land acquisition opportunities, land entitlement, land development, home construction, marketing, sales, warranty service and certain purchasing and planning/design functions. The accounting and accounts payable functions of our field operations are concentrated in one or more of our three regional accounting centers.

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

We generally purchase land or obtain an option to purchase land, which, in either case, requires certain site improvements prior to construction. Where required, we then undertake or, in the case of land under option, the grantor of the option then undertakes, the development activities (through contractual arrangements with local developers), which include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage and recreational facilities and other amenities. When available in certain markets, we also buy finished lots that are ready for construction. During fiscal 2013, we aggressively pursued land acquisition opportunities in an effort to increase our number of active communities, spending approximately $475 million for land acquisition and development.

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

Option Contracts.  We acquire certain lots by means of option contracts from various sellers including land banking entities. Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a fixed or variable price.

Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $37.3 million at September 30, 2013. At September 30, 2013, future amounts under option contracts aggregated approximately $288.6 million, net of cash deposits.

The following table sets forth, by reportable segment, land controlled by us as of September 30, 2013:

	Lots Owned
	Homes Under Construction (1)	Finished Lots	Lots for Current Development	Lots for Future Development	Land Held for Sale	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled
West
Arizona	139	332	790	46	1	1,308	—	1,308
California	90	51	866	3,567	44	4,618	72	4,690
Nevada	110	594	305	800	—	1,809	223	2,032
Texas	467	329	2,310	—	350	3,456	1,742	5,198
Total West	806	1,306	4,271	4,413	395	11,191	2,037	13,228
East
Indiana	208	529	926	—	250	1,913	116	2,029
Maryland	166	299	1,300	462	6	2,233	1,192	3,425
New Jersey	68	169	413	81	—	731	94	825
Tennessee	43	54	848	—	102	1,047	91	1,138
Virginia	90	81	27	—	—	198	381	579
Total East	575	1,132	3,514	543	358	6,122	1,874	7,996
Southeast
Georgia	31	55	129	88	—	303	118	421
Florida	216	235	1,226	266	168	2,111	678	2,789
North Carolina	37	101	187	21	—	346	396	742
South Carolina	161	368	1,257	76	115	1,977	678	2,655
Total Southeast	445	759	2,799	451	283	4,737	1,870	6,607
Discontinued Operations	—	—	—	—	173	173	—	173
Total	1,826	3,197	10,584	5,407	1,209	22,223	5,781	28,004

(1) The category "Homes Under Construction" represents lots upon which construction of a home has commenced, including model homes.

The following table sets forth, by reportable segment, land held for development, land held for future development and land held for sale as of September 30, 2013:

(In thousands)	Land Held for Development	Land Held for Future Development	Land Held for Sale

West	$228,330	$292,875	$16,572
East	225,279	25,491	3,833
Southeast	124,844	23,620	8,208
Discontinued Operations	—	—	2,718
Total	$578,453	$341,986	$31,331

Unconsolidated Entities

We participate in a number of land development joint ventures and other investments in which we have less than a controlling interest. We enter into these investments in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Excluding our investment in a pre-owned rental homes real estate investment trust (REIT), the remainder of our investments in our unconsolidated entities are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the unconsolidated entity’s members and other third parties. We account for our interest in our unconsolidated entities under the equity method. Our consolidated balance sheets include investments in unconsolidated entities totaling $45.0 million and $42.1 million at September 30, 2013 and September 30, 2012, respectively.
Our unconsolidated entities periodically obtain secured acquisition and development financing. At September 30, 2013, our unconsolidated entities had borrowings outstanding totaling $85.9 million. In the past, we and our partners have provided varying levels of guarantees of debt or other obligations for our unconsolidated land development joint ventures. See Note 3 to the consolidated financial statements for further information.

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

Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. At September 30, 2013, excluding models, we had 1,643 homes at various stages of completion of which 1,273 were under contract and included in backlog at such date and 370 homes (113 were substantially completed and 257 under construction) were not under a sales contract, either because the construction of the home was begun without a sales contract or because the original sales contract had been canceled.

Warranty Program

For certain homes sold through March 31, 2004 (and in certain markets through July 31, 2004), we self-insured our warranty obligations through our wholly-owned risk retention group. We continue to maintain reserves to cover potential claims on homes covered under this warranty program. Beginning with homes sold on or after April 1, 2004 (August 1, 2004 in certain markets), our warranties are issued, administered and insured, subject to applicable self-insured retentions, by independent third parties. We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty (generally ranging from a minimum of five years up to the period covered by the applicable statute of repose) covering only certain defined construction defects. We also provide a defined structural warranty with single-family homes and townhomes in certain states.

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

Marketing and Sales

We make extensive use of online and traditional advertising vehicles and other promotional activities, including our Internet website (www.beazer.com), our mobile site (m.beazer.com), real estate listing sites, search engine marketing, mass-media advertisements, brochures, direct marketing, directional billboards and the placement of strategically located signboards in the immediate areas of our developments. In connection with these marketing vehicles, we have registered or applied for registration of trademarks and Internet domain names, including Beazer Homes® for use in our business.

We normally build, decorate, furnish and landscape model homes for each community and maintain on-site sales offices. At September 30, 2013, we maintained and owned 183 model homes. We believe that model homes play a particularly important role in our marketing efforts.

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

Customer Financing

We do not provide mortgage origination services. Unlike many of our peers, we have no interest in any lender and are able to promote real competition among lenders on behalf of our customers. Approximately 90% of our fiscal 2013 customers elected to finance their home purchases. See Item 3 - Legal Proceedings for discussion of the investigations and litigation related to our prior mortgage origination business (Beazer Mortgage).

Competition

The development and sale of residential properties is highly competitive and fragmented. We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources and/or lower costs than us. We also compete for residential sales with individual resales of existing homes and available rental housing.

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

Bonds and Other Obligations

In connection with the development of our communities, we are frequently required to provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 2013, we had approximately $25.2 million and $160.3 million of outstanding letters of credit and performance bonds, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments. We have no outstanding letters of credit relating to our land option contracts as of September 30, 2013.

Employees and Subcontractors

At September 30, 2013, we employed 878 persons, of whom 300 were sales and marketing personnel and 207 were involved in construction. Although none of our employees are covered by collective bargaining agreements, at times certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

Available Information

Our Internet website address is www.beazer.com and our mobile site is m.beazer.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission (SEC) and are available in print to any stockholder who requests a printed copy. The public may also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

In addition, many of our corporate governance documents are available on our website at www.beazer.com. Specifically, our Audit, Finance, Compensation and Nominating/Corporate Governance Committee Charters, our Corporate Governance Guidelines and Code of Business Conduct and Ethics are available. Each of these documents is available in print to any stockholder who requests it.

The content on our website and mobile site is available for information purposes only and is not a part of and shall not be deemed incorporated by reference in this report.

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

The market value of our land and/or homes may decline, leading to impairments and reduced profitability.

We regularly acquire land for replacement and expansion of land inventory within our existing and new markets. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. When market conditions are such that land values are not appreciating, previously entered into option agreements may become less desirable, at which time we may elect to forgo deposits and preacquisition costs and terminate the agreements. In a situation of adverse market conditions, we may incur impairment charges or have to sell land at a loss which would adversely affect our financial condition, results of operations and stockholders' equity and our ability to comply with certain covenants in our debt instruments linked to tangible net worth.

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

The homebuilding industry is cyclical. A severe downturn in the industry, as recently experienced, could adversely affect our business, results of operations and stockholders' equity.

During periods of downturn in the industry, housing markets across the United States may experience an oversupply of both new and resale home inventory, an increase in foreclosures, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders and increased incentives for home sales. In the event of a downturn, we may temporarily experience a material reduction in revenues and margins. Continued weakness in the homebuilding market could adversely affect our business, results of operations and stockholders' equity as compared to prior periods and could result in additional inventory impairments in the future.

An increase in cancellation rates may negatively impact our business.

Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home. Although these sales contracts typically require a cash deposit and do not make the sale contingent on the sale of the customer's existing home, in some cases a customer may cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or as a matter of our business practices. If industry or economic conditions deteriorate or if mortgage financing becomes less accessible, more homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund, rather than complete the purchase. Significant cancellations have had, and could have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory. It is important to note that both backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. There is an inherent imprecision in these metrics based on an evaluation of qualitative factors during the transaction cycle.

We are dependent on the continued availability and satisfactory performance of our subcontractors, which, if unavailable, could have a material adverse effect on our business.

We conduct our land development and construction operations only as a general contractor. Virtually all land development and construction work is performed by unaffiliated third-party subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these subcontractors for the development of our land and construction of our homes. There may not be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors in the markets in which we operate. In addition, inadequate subcontractor resources could have a material adverse effect on our business.

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

Substantially all purchasers of our homes finance their acquisition with mortgage financing. Housing demand is adversely affected by reduced availability of mortgage financing and factors that increase the upfront or monthly cost of financing a home such as increases in interest rates, insurance premiums, or limitations on mortgage interest deductibility. The recent decrease in the willingness and ability of lenders to make home mortgage loans, the tightening of lending standards and the limitation of financing product options, have made it more difficult for homebuyers to obtain acceptable financing. Any substantial increase in mortgage interest rates or unavailability of mortgage financing may adversely affect the ability of prospective first-time and move-up homebuyers to obtain financing for our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. A disruption in the credit markets and/or the curtailed availability of mortgage financing may adversely affect, our business, financial condition, results of operations and cash flows as it has in the past few years.

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

Our JVs typically obtain secured acquisition, development and construction financing. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated JVs. These guarantees include construction completion guarantees, repayment guarantees and environmental indemnities. We accrue for guarantees we determine are probable and reasonably estimable, but we do not record a liability for the contingent aspects of any guarantees that we determine are reasonably possible but not probable. As of September 30, 2013, we had no outstanding repayment guarantees.

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

Our stock price is volatile and could decline.

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

Our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration is impacted by the price of our common stock. A low stock price may adversely impact our ability to reduce our financial leverage, as measured by the ratio of total debt to total capital. As of September 30, 2013, our total debt to total capital was 86.3% and our net debt to net capital was 80.4%. Continued high levels of leverage or significant increases may adversely affect our credit ratings and make it more difficult for us to access additional capital. These factors may limit our ability to implement our operating and growth plans.

The tax benefits of our pre-ownership change net operating loss carryforwards and any future recognized built-in losses in our assets will be substantially limited since we experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code and our deferred income tax asset may not be fully realizable.

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

As a result of our previous “ownership change” for purposes of Section 382, our ability to use certain of our pre-ownership change net operating loss carryforwards and recognize certain built-in losses or deductions is limited by Section 382. Based on the resulting limitation, a significant portion of our pre-ownership change net operating loss carryforwards and any future recognized built-in losses or deductions could expire before we would be able to use them. The realization of all or a portion of our deferred income tax asset (including net operating loss carryforwards) is dependent upon the generation of future income during the statutory carryforward periods. Our inability to utilize our limited pre-ownership change net operating loss carryforwards and any future recognized built-in losses or deductions or the occurrence of a future ownership change and resulting additional limitations could have a material adverse effect on our financial condition, results of operations and cash flows.

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

On July 1, 2009, we entered into the DPA with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). We have paid $5 million to HUD pursuant to the HUD Agreement. Under the DPA, we are obligated to make payments to a restitution fund in an amount not to exceed $50 million. As of September 30, 2013, we have been credited with making $11.6 million of such payments. Future payments to the restitution fund will be equal to 4% of “adjusted EBITDA” as defined in the DPA for the first to occur of (x) a period of 60 months and (y) the total of all payments to the restitution fund equaling $50 million (not including $5 million paid to HUD as discussed above). In the event such payments do not equal at least $50 million at the end of 60 months then, under the HUD Agreement, the obligations to make restitution payments will continue until the first to occur of (a) 24 months or (b) the date that $48 million has been paid into the restitution fund. Our obligation to make such payments could limit our ability to invest in our business or make payments of principal or interest on our outstanding debt. In addition, in the event we fail to comply with our obligations under the DPA or the HUD Agreement various federal authorities could bring criminal or civil charges against us which could be material to our consolidated financial position, results of operations and liquidity.

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

Information technology failures or data security breaches could harm our business.

We use information technology and other computer resources to perform important operational and marketing activities and to maintain our business records. Certain of these resources are provided to us and/or maintained by third-party service providers pursuant to agreements that specify certain security and service level standards. Our computer systems, including our back-up systems and those of our third-party providers, are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches, natural disasters, usage errors by our employees or contractors, etc. A significant and extended disruption of or breach of security related to our computer systems and back-up systems may damage our reputation and cause us to lose customers, sales and revenue, result in the unintended misappropriation of proprietary, personal and confidential information, and require us to incur significant expense to remediate or otherwise resolve these issues.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

As of September 30, 2013, we lease approximately 57,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 277,000 square feet of office space for our subsidiaries' operations at various locations. We have subleased approximately 94,000 square feet of our leased office space to unrelated third-parties. We own approximately 49,000 square feet of office space in Indianapolis, Indiana.

Item 3. Legal Proceedings
Litigation
On June 3, 2009, Beazer Homes Corp., a wholly-owned subsidiary of the Company, was named as a defendant in a purported class action lawsuit in the Circuit Court for Lee County, State of Florida, filed by Bryson and Kimberly Royal, the owners of one of our homes in our Magnolia Lakes community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney's fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation and individual state court actions. We believe that the claims asserted in these actions are governed by home warranties or are without merit. The Company has offered to repair all of these homes pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, the owners of all but two of the affected homes have accepted the Company's offer to repair. Furthermore, the Company has agreed to participate in a global class settlement with the plaintiff class counsel and numerous other defendants in the multidistrict litigation, which was approved by the Court on February 13, 2013. The class action settlement required Beazer to make a settlement payment that was not material to our consolidated financial position or results of operations, and resolves all claims, including future claims, against Beazer related to Chinese drywall. The only exception would have been any claims by persons or entities that opted out of the settlement, but there were no opt outs by the Court’s deadline. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs.
As disclosed in prior SEC filings, we operated Beazer Mortgage Corporation (BMC) from 1998 through February 2008 to offer mortgage financing to buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold these loans to investors. In general, underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. From time to time we have received claims from institutions which have acquired certain of these mortgages demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. We have been able to resolve these claims for amounts that are not material to our consolidated financial position or results of operation. We currently have an insignificant number of such claims outstanding for which we believe we have no liability. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors, although, at this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial position, cash flows or results of operations.
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
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it had resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $16.6 million has been paid as of September 30, 2013. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company lists its common shares on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 6, 2013, the last reported sales price of the Company's common stock on the NYSE was $18.05 and we had approximately 225 stockholders of record and 25,245,034 shares of common stock outstanding. The following table sets forth, for the quarters indicated, the range of high and low trading for the Company's common stock during fiscal 2013 and 2012, adjusted, as applicable, for the Company's October 2012 1-for-5 reverse stock split.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Fiscal Year Ended September 30, 2013
High	$19.35	$19.48	$23.29	$19.92
Low	$12.89	$14.92	$13.91	$15.54
Fiscal Year Ended September 30, 2012
High	$12.95	$19.90	$16.65	$18.90
Low	$6.75	$12.30	$11.30	$10.90

Dividends

The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2013, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends or share repurchases. The Board of Directors will periodically reconsider the declaration of dividends, assuming payment of dividends is not limited under the aforementioned indentures. The reinstatement of quarterly dividends, the amount of such dividends, and the form in which the dividends are paid (cash or stock) will depend upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of September 30, 2013 with respect to our shares of common stock that may be issued under our existing equity compensation plans, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding	Weighted Average Exercise Price of Outstanding	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation
Equity compensation plans approved by stockholders	560,784	$33.01	328,658

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph illustrates the cumulative total stockholder return on Beazer Homes' common stock for the last five fiscal years through September 30, 2013, compared to the S&P 500 Index and the S&P 500 Homebuilding Index (for comparison to our prior year 10-K). The comparison assumes an investment in Beazer Homes' common stock and in each of the foregoing indices of $100 at September 30, 2008, and assumes that all dividends were reinvested. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

		Fiscal Year Ended September 30,
		2009	2010	2011	2012	2013
◆	Beazer Homes USA, Inc.	93.47	69.06	25.25	59.37	60.20
■	S&P 500 Index	93.09	102.57	103.74	135.07	161.20
▲	S&P 500 Homebuilding Index	83.80	77.75	55.27	152.85	154.78

Item 6. Selected Financial Data

	Fiscal Year Ended September 30,
	2013	2012	2011	2010	2009
	($ in millions, except per share amounts and unit data)

Statement of Operations Data: (i)
Total revenue	$1,288	$1,006	$742	$991	$962
Gross profit	214	105	48	84	16
Gross margin (i), (ii)	16.6%	10.4%	6.5%	8.4%	1.7%
Operating income (loss)	$27	$(62)	$(132)	$(113)	$(239)
Loss from continuing operations	(32)	(136)	(200)	(30)	(173)
Loss per share from continuing operations - basic and diluted	(1.30)	(7.34)	(13.53)	(2.47)	(4.48)

Balance Sheet Data (end of year) (iv):
Cash and cash equivalents and restricted cash	$553	$741	$647	$576	$557
Inventory	1,314	1,112	1,204	1,204	1,318
Total assets	1,987	1,982	1,977	1,903	2,029
Total debt	1,512	1,498	1,489	1,212	1,509
Stockholders' equity	241	262	198	397	197

Supplemental Financial Data (iv):
Cash (used in) provided by:
Operating activities	$(175)	$(21)	$(179)	$70	$94
Investing activities	190	5	(260)	(6)	(80)
Financing activities	1	134	273	(34)	(91)

Financial Statistics (iv):
Total debt as a percentage of total debt and stockholders' equity	86.3%	85.1%	88.2%	75.3%	88.5%
Net debt as a percentage of net debt and stockholders' equity (iii)	80.4%	74.9%	81.5%	62.9%	83.6%
Adjusted EBITDA from total operations (v)	$86.3	$21.8	$(24.9)	$16.3	$(40.0)

Operating Statistics from continuing operations:
New orders, net	5,026	4,901	3,927	4,045	4,016
Closings	5,056	4,428	3,249	4,421	4,152
Units in backlog	1,893	1,923	1,450	772	1,148
Average selling price (in thousands)	$253.0	$224.9	$219.4	$222.1	$230.9

(i) Statement of operations data is from continuing operations. Gross profit includes inventory impairments and lot options abandonments of $2.6 million, $12.2 million, $32.5 million, $49.6 million and $93.6 million for the fiscal years ended September 30, 2013, 2012, 2011, 2010 and 2009, respectively. Operating income (loss) also includes a goodwill impairment of $16.1 million for the fiscal year ended September 30, 2009. The aforementioned charges were primarily related to the deterioration of the homebuilding environment over the applicable years. Loss from continuing operations for the fiscal years ended 2013, 2012, 2011, 2010, and 2009 also includes a (loss) gain on extinguishment of debt of $(4.6) million, $(45.1) million, $(2.9) million, $43.9 million, and $144.5 million respectively.
(ii) Gross margin = Gross profit divided by total revenue.
(iii) Net Debt = Debt less unrestricted cash and cash equivalents and restricted cash related to the cash secured loan
(iv) Discontinued operations were not segregated in the consolidated balance sheets or consolidated statements of cash flows.
(v) Adjusted EBIT (earnings before interest, debt extinguishment charges and taxes) equals net loss before (a) previously capitalized interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization, (b) debt extinguishment charges and (c) income taxes. Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, debt extinguishment charges and impairments) is calculated by adding non-cash charges, including depreciation, amortization, inventory impairment and abandonment charges, goodwill impairments and joint venture impairment charges for the period to Adjusted EBIT. Adjusted EBIT and Adjusted EBITDA are not Generally Accepted Accounting Principles (GAAP) financial measures. Adjusted EBIT and Adjusted EBITDA should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance. Because some analysts and companies may not calculate Adjusted EBIT and Adjusted EBITDA in the same manner as Beazer Homes, the Adjusted EBIT and Adjusted EBITDA information presented above may not be comparable to similar presentations by others.

The magnitude and volatility of non-cash inventory impairment and abandonment charges, goodwill impairments, joint venture impairment charges and debt extinguishment charges for the Company, and for other home builders, have been significant in recent periods and, as such, have made financial analysis of our industry more difficult. Adjusted EBIT and Adjusted EBITDA, and other similar presentations by analysts and other companies, is frequently used to assist investors in understanding and comparing the operating characteristics of home building activities by eliminating many of the differences in companies' respective capitalization, tax position and level of impairments. Management believes these non-GAAP measures are an indication of the Company's baseline performance in that the measures provide a consistent means of comparing performance between periods and competitors. The Company also believes that Adjusted EBIT and Adjusted EBITDA aid investors' overall understanding of the Company's results by providing transparency for items such as inventory impairment and abandonment charges, interest amortized to home construction and land sales expenses, joint venture impairment and debt extinguishment charges. Management uses these non-GAAP measures to assist in the evaluation of the performance of our business segments, including compensation awards, and to make operating decisions. The Company has reconciled Adjusted EBIT and Adjusted EBITDA to net loss, the most directly comparable GAAP measure as follows:

	Fiscal Year Ended September 30,
(In thousands)	2013	2012	2011	2010	2009

Net loss	$(33,868)	$(145,326)	$(204,859)	$(34,049)	$(189,383)
(Benefit from) provision for income taxes	(3,684)	(40,747)	3,429	(133,188)	(9,076)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	41,246	61,227	48,289	54,556	58,090
Interest expense not qualified for capitalization	59,458	71,474	73,440	74,214	83,030
Loss (gain) on debt extinguishment	4,636	45,097	2,909	(43,901)	(148,077)
Adjusted EBIT	67,788	(8,275)	(76,792)	(82,368)	(205,416)
Depreciation and amortization and stock compensation amortization	15,642	17,573	17,878	24,774	30,723
Inventory impairments and option contract abandonments	2,650	12,514	33,458	49,526	103,751
Goodwill impairment	—	—	—	—	16,143
Joint venture impairment and abandonment charges	181	36	594	24,328	14,793
Adjusted EBITDA	$86,261	$21,848	$(24,862)	$16,260	$(40,006)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Executive Overview and Outlook

Executive Overview and Outlook: Our primary objective for fiscal 2013 was to improve our operational performance to drive our return to profitability. Throughout fiscal 2013, we made progress toward this goal, culminating in recognizing net income of $11.9 million for the quarter ended September 30, 2013 and positioning us for profitability in fiscal 2014.

There are four strategies that comprise our multi-year path-to-profitability plan: (1) drive sales per community per month, (2) generate higher gross margins, (3) leverage our fixed costs, including both overheads and interest expense and (4) gradually expand our community count.  During fiscal 2013, we showed significant progress on three of these four components and laid the foundation for improvement on the fourth.

Improving our gross margins while still achieving greater sales per community per month was our top priority for fiscal 2013.  We improved our homebuilding gross margins (excluding interest, impairments and abandonments) by 230 basis points to 20.0% for the year and increased our absorption rate to 2.9 sales per community per month versus 2.3 for fiscal 2012, both on a trailing 4 quarter basis.

During fiscal 2013, we also achieved improved overhead leverage. Our General & Administrative expenses declined from 10.9% of total revenue in fiscal 2012 to 9.4% in fiscal 2013.

Finally, in an effort to grow our future community count, we undertook an aggressive land purchase campaign during fiscal 2013, spending $475.2 million on land and land development for the year, compared with only $185.5 million in the prior year. A significant majority of the land that we purchased during fiscal 2013 requires development and will become active in either fiscal 2014 or fiscal 2015.  Also helping our future community count metrics will be the $24.5 million of land, located in Arizona and California, that we moved from Land Held For Future Development to active development during fiscal 2013.

We expect to continue our focus on our four path-to-profitability strategies during fiscal 2014, and based on our current expectations of the housing market and general economic conditions, we believe that fiscal 2014 will be the Company’s first full year of profitability since fiscal 2006.

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

When conducting our community level review for the recoverability of our homebuilding inventories held for development, we establish a quarterly “watch list” of communities with more than 10 homes remaining that carry profit margins in backlog or in our forecast that are below a minimum threshold of profitability. In our experience, this threshold represents a level of profitability that may be an indicator of conditions which would require an asset impairment but does not guarantee that such impairment will definitively be appropriate. As such, assets on the quarterly watch list are subject to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information.

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

During fiscal 2008, we determined that it was not more likely than not that substantially all of our deferred tax assets would be realized and, therefore, we established a valuation allowance for substantially all of our deferred tax assets. As of September 30, 2013, we continued our evaluation of whether the valuation allowance against our deferred tax assets was still required. We considered positive evidence including evidence of recovery in the housing markets where we operate, the prospects of continued profitability and growth, a strong order backlog and sufficient balance sheet liquidity to sustain and grow operations. Although the Company’s performance and current positioning is bringing it closer to a conclusion that a valuation allowance is no longer needed, further evidence of sustained profitability is needed to reverse our valuation allowance against our deferred tax assets. Therefore, based upon all available positive and negative evidence, we concluded a valuation allowance is still needed for substantially all of our gross deferred tax assets at September 30, 2013. Management reassesses the realizability of the deferred tax assets each reporting period. In future periods, we expect to reduce all or a portion of our valuation allowance, generating a non-cash tax benefit, if sufficient positive evidence is present indicating that it is more likely than not that a portion or all of our deferred tax assets will be realized.

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

Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. However, periods of economic downturn in the homebuilding industry will typically alter seasonal patterns. The following chart presents certain quarterly operating data for our continuing operations for our last twelve fiscal quarters:

New Orders (Net of Cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2013	932	1,521	1,381	1,192	5,026
2012	724	1,512	1,555	1,110	4,901
2011	534	1,172	1,215	1,006	3,927

Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2013	1,038	1,127	1,234	1,657	5,056
2012	867	844	1,109	1,608	4,428
2011	519	563	791	1,376	3,249

RESULTS OF CONTINUING OPERATIONS:

	Fiscal Year Ended September 30,
($ in thousands)	2013	2012	2011
Revenues:
Homebuilding	$1,279,212	$996,059	$712,722
Land sales and other	8,365	9,618	29,683
Total	$1,287,577	$1,005,677	$742,405
Gross profit:
Homebuilding	$212,054	$103,105	$43,996
Land sales and other	2,076	1,983	4,099
Total	$214,130	$105,088	$48,095
Gross margin:
Homebuilding	16.6%	10.4%	6.2%
Land sales and other	24.8%	20.6%	13.8%
Total	16.6%	10.4%	6.5%
Commissions	$52,922	$43,585	$32,711
General and administrative (G&A) expenses:	$121,163	$110,051	$137,376
G&A as a percentage of total revenue	9.4%	10.9%	18.5%
Depreciation and amortization	$12,784	$13,510	$10,253
Operating income (loss)	$27,261	$(62,058)	$(132,245)
Operating income (loss) as a percentage of total revenue	2.1%	(6.2)%	(17.8)%
Effective Tax Rate	9.8%	22.9%	(1.7)%
Equity in (loss) income of unconsolidated entities	$(113)	$304	$560
Loss on extinguishment of debt	$(4,636)	$(45,097)	$(2,909)

Homebuilding Operations Data

	New Orders, net					Cancellation Rates
	2013	2012	2011	13 v 12	12 v 11	2013	2012	2011
West	2,176	2,152	1,416	1.1%	52.0%	22.9%	26.5%	30.5%
East	1,543	1,615	1,588	(4.5)%	1.7%	24.3%	32.1%	29.0%
Southeast	1,307	1,134	923	15.3%	22.9%	16.7%	20.5%	16.5%
Total	5,026	4,901	3,927	2.6%	24.8%	21.8%	27.2%	27.0%

Our sales per active community per month increased 26% to 2.9 for the fiscal year ended September 30, 2013 from 2.3 for the fiscal year ended September 30, 2012, generating an increase in net new orders as compared to the prior fiscal year. This was despite a 15% decrease in our active community count as of September 30, 2013 compared to the prior year. We anticipate that our active community count will increase in fiscal 2014 as recently purchased land and communities under development become active.

	As of September 30,
	2013	2012	2011	13 v 12	12 v 11
Backlog Units:
West	738	839	570	(12.0)%	47.2%
East	661	747	638	(11.5)%	17.1%
Southeast	494	337	242	46.6%	39.3%
Total	1,893	1,923	1,450	(1.6)%	32.6%
Aggregate dollar value of homes in backlog ($ in millions)	$528.1	$479.1	$334.5	10.2%	43.2%
ASP in backlog (in thousands)	$279.0	$249.1	$230.7	12.0%	8.0%
Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home.
Our backlog may be impacted in the short-term due to our reduced number of active communities or by increased cycle times due to labor and/or supply shortages. During the housing downturn, many skilled workers left construction for other industries, and in certain of our markets, the smaller workforce and higher demand for trade labor has created shortages of certain skilled workers, driving up costs and/or extending land development and home construction schedules. Our ending backlog as of September 30, 2013 was impacted by our decrease in active communities. We expect new orders and backlog to increase over time as our active communities increase.

Homebuilding Revenues, Average Selling Price (ASP) and Closings

	Homebuilding Revenues					Average Selling Price
($ in thousands)	2013	2012	2011	13 v 12	12 v 11	2013	2012	2011	13 v 12	12 v 11
West	$543,524	$386,544	$218,433	40.6%	77.0%	$238.7	$205.3	$195.9	16.3%	4.8%
East	482,468	401,814	339,666	20.1%	18.3%	296.2	266.8	258.1	11.0%	3.4%
Southeast	253,220	207,701	154,623	21.9%	34.3%	220.2	199.9	189.0	10.2%	5.8%
Total	$1,279,212	$996,059	$712,722	28.4%	39.8%	$253.0	$224.9	$219.4	12.5%	2.5%

	Closings
	2013	2012	2011	13 v 12	12 v 11
West	2,277	1,883	1,115	20.9%	68.9%
East	1,629	1,506	1,316	8.2%	14.4%
Southeast	1,150	1,039	818	10.7%	27.0%
Total	5,056	4,428	3,249	14.2%	36.3%

Improved operational strategies and market conditions in our markets enhanced our ability to generate additional traffic, sales and higher ASP. We have been able to increase prices in response to market conditions in the majority of our markets in our West segment and select markets or communities in our East and Southeast segments. The increase in ASP for the fiscal year ended September 30, 2013 was also partially impacted by a change in mix in closings between products and among communities as compared to the prior years.

Homebuilding Gross Profit
The following table sets forth our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the fiscal years ended September 30, 2013, 2012 and 2011. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges).

($ in thousands)	Fiscal Year Ended September 30, 2013
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$114,813	21.1%	$378	$115,191	21.2%	$—	$115,191	21.2%
East	87,081	18.0%	156	87,237	18.1%	—	87,237	18.1%
Southeast	48,260	19.1%	2,099	50,359	19.9%	—	50,359	19.9%
Corporate & unallocated	(38,100)		—	(38,100)		41,246	3,146
Total homebuilding	$212,054	16.6%	$2,633	$214,687	16.8%	$41,246	$255,933	20.0%

($ in thousands)	Fiscal Year Ended September 30, 2012
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$60,829	15.7%	$4,203	$65,032	16.8%	$—	$65,032	16.8%
East	52,870	13.2%	5,736	58,606	14.6%	—	58,606	14.6%
Southeast	38,294	18.4%	1,796	40,090	19.3%	—	40,090	19.3%
Corporate & unallocated	(48,888)		475	(48,413)		60,952	12,539
Total homebuilding	$103,105	10.4%	$12,210	$115,315	11.6%	$60,952	$176,267	17.7%

($ in thousands)	Fiscal Year Ended September 30, 2011
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$13,667	6.3%	$20,504	$34,171	15.6%	$—	$34,171	15.6%
East	50,630	14.9%	3,852	54,482	16.0%	—	54,482	16.0%
Southeast	21,065	13.6%	5,741	26,806	17.3%	—	26,806	17.3%
Corporate & unallocated	(41,366)		2,362	(39,004)		46,382	7,378
Total homebuilding	$43,996	6.2%	$32,459	$76,455	10.7%	$46,382	$122,837	17.2%
Our overall homebuilding gross profit increased to $212.1 million for the fiscal year ended September 30, 2013 from $103.1 million in the prior year. The increase was due primarily to the $283.2 million increase in homebuilding revenues including a 12.5% increase in ASP, a $9.6 million decrease in impairments and abandonments and a $19.7 million decrease in interest amortized to cost of sales, partially offset by increases in material and labor costs. This increase for the fiscal year ended September 30, 2013 was offset partially by an $11 million insurance recovery recognized in the prior year related to previously recorded water intrusion related expenditures.
For the fiscal year ended September 20, 2012, our overall homebuilding gross profit increased by $59.1 million compared to fiscal year 2011. The increase was mainly related to a $283.3 million increase in homebuilding revenues including a slight increase in ASP and a $20.2 million decrease in impairments and abandonments, offset by an increase in interest amortized to cost of sales.

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
The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For fiscal 2013, the homebuilding gross margin from our continuing operations was 16.6% and excluding interest and inventory impairments, it was 20.0%. For the same period, homebuilding gross margins were as follows in those communities that have previously been impaired:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(3.0)%
Impact of interest amortized to COS related to these communities	3.5%
Pre-impairment turn gross margin, excluding interest amortization	0.5%
Impact of impairment turns	19.3%
Gross margin (post impairment turns), excluding interest	19.8%
These previously impaired communities represented 25% of our closings in fiscal 2013. As these communities continue to close out, we expect the impact on our overall homebuilding gross margin to be further reduced.

The estimated fair value of our impaired inventory at each period end, the number of lots and number of communities impaired in each period are set forth in the table below as follows:

($ in thousands)	Estimated Fair Value of Impaired Inventory at Period End			Lots Impaired			Communities Impaired
Quarter Ended	2013	2012	2011	2013	2012	2011	2013	2012	2011
September 30	$—	$—	$16,809	—	—	277	—	—	9
June 30	$—	$11,187	$11,672	—	170	370	—	3	6
March 31	$—	$3,292	$29,244	—	25	730	—	1	7
December 31	$—	$6,377	$—	—	51	—	—	1	—

Land Sales and Other Revenues and Gross Profit
Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets. Other revenues include net fees we received for general contractor services we performed on behalf of a third party and broker fees and, in the fiscal years ended September 30, 2012 and 2011, rental revenues earned by our former Pre-Owned operations. N/M in the table below indicates the percentage "not meaningful."

($ in thousands)	Land Sales & Other Revenues
	2013	2012	2011	13 v 12	12 v 11
West	$4,112	$5,104	$14,700	(19.4)%	(65.3)%
East	1,217	652	4,160	86.7%	(84.3)%
Southeast	3,036	2,748	10,484	10.5%	(73.8)%
Pre-Owned	—	1,114	339	n/m	228.6%
Total	$8,365	$9,618	$29,683	(13.0)%	(67.6)%

($ in thousands)	Land Sales and Other Gross Profit (Loss)
	2013	2012	2011	13 v 12	12 v 11
West	$416	$(574)	$2,984	172.5%	(119.2)%
East	231	83	1,241	178.3%	(93.3)%
Southeast	1,429	1,860	(343)	(23.2)%	642.3%
Pre-Owned	—	614	217	n/m	182.9%
Total	$2,076	$1,983	$4,099	4.7%	(51.6)%

Our land sales and other gross profit in our Southeast segment includes fees received for general contractor services we performed on behalf of a third party. The decrease in land sales and other revenues from fiscal 2012 to fiscal 2013 related primarily to the decrease in Pre-Owned revenues. We contributed our Pre-Owned Homes business for an investment in an unconsolidated entity on May 3, 2012. The decrease in land sales and other revenue and gross profit in fiscal 2012 from fiscal 2011 related primarily to the decrease in our land held for sale. During fiscal 2011, we successfully sold a number of land positions that did not meet our strategic objectives.

Operating Income

	Fiscal Year Ended September 30,
(In thousands)	2013	2012	2011	13 v 12	12 v 11
West	$59,084	$15,147	$(28,406)	$43,937	$43,553
East	40,670	9,152	11,611	31,518	(2,459)
Southeast	23,030	14,815	(2,740)	8,215	17,555
Pre-Owned	—	(229)	(724)	229	495
Corporate and unallocated	(95,523)	(100,943)	(111,986)	5,420	11,043
Operating Income (Loss)	$27,261	$(62,058)	$(132,245)	$89,319	$70,187
Our operating income improved by $89.3 million to $27.3 million for the fiscal year ended September 30, 2013, compared to an operating loss of $62.1 million in fiscal 2012. As a percentage of revenue, our operating income (loss) was 2.1% for fiscal 2013 compared to -6.2% for fiscal 2012. The year-over-year increase primarily reflects the impact of increased revenues and gross profit, operational efficiencies and market improvements.
Operating income improved by $70.2 million for the fiscal year ended September 30, 2012 compared to the prior year. As a percentage of revenue, our operating loss was -6.2% for fiscal 2012 compared to -17.8% for fiscal 2011. This improvement is due primarily to a 39.8% increase in homebuilding revenues, increased gross profit including a $20.2 million decrease in impairments and abandonments and an $11.0 warranty recovery in fiscal 2012 offset by a $2.4 million warranty recovery received in 2011.
Income taxes
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
Our overall effective tax rates from continuing operations were 9.8%, 22.9% and -1.7% for the fiscal years ended September 30, 2013, 2012 and 2011. The tax benefit recognized during the fiscal year ended September 30, 2013 and the related effective tax rate related primarily to our release of estimated liabilities for previously uncertain tax positions and utilization of certain carryback opportunities. The tax benefit recognized during the fiscal year ended September 30, 2012, and the related effective tax rate primarily reflected our release of the estimated liability for previously uncertain tax positions. Beginning on October 1, 2011, the Company entered into a "90-day window" during which the IRS allows taxpayers under continuous examination to elect different tax treatment for issues not under examination. We filed appropriate forms with the IRS in October 2011 to adopt a different tax method associated with the timing of various deductions and capitalized costs. Our adoption of a different tax treatment also removed the ability for the IRS to make adjustments to these positions in prior years (known as “audit protection”). Therefore, the change in tax treatment of these deductions provided certainty that allowed us to release uncertain tax positions and the associated unrecognized tax benefits in the quarter ended December 31, 2011. The effective tax rate for fiscal 2011 was primarily attributable to the impact of our valuation allowance and limited ability to carry back any federal income taxes.
Fiscal year ended September 30, 2013 as compared to 2012
West Segment: Homebuilding revenues increased 40.6% for the fiscal year ended September 30, 2013 compared to the prior year, primarily due to a 20.9% increase in closings and a 16.3% increase in ASP. These improvements were driven by higher demand which facilitated price appreciation in a majority of our submarkets as well as increased absorptions. As compared to the prior year, our homebuilding gross profit increased $54.0 million (including a $3.8 million decrease in impairments and abandonments). Homebuilding gross margins without the impairments and abandonments increased from 16.8% to 21.2% due to our increased revenues and our ability to absorb increases in direct construction costs per home related to increases in material and labor costs. The $43.9 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit offset partially by a $6.7 million increase in commissions related to the increase in homebuilding revenues.
East Segment: Homebuilding revenues increased 20.1% for the fiscal year ended September 30, 2013 compared to the prior year, driven by an 8.2% increase in closings and an 11.0% increase in ASP. These improvements also contributed to a $34.2 million increase in our homebuilding gross profit (including a $5.6 million decrease in impairments and abandonments). As a result, homebuilding gross margins increased from 13.2% to 18.0%, and excluding impairments and abandonments, increased from 14.6% to 18.1%. The increase in operating income in the East Segment was driven primarily by our increased revenues and related gross profit. These increases were offset partially by increases in commissions, sales and marketing and model refurbishment costs to drive absorptions in some of our underperforming communities.
Southeast Segment: Homebuilding revenues increased 21.9% for the fiscal year ended September 30, 2013. This increase was driven primarily by double-digit increases in closings and ASP in our Florida markets as a result of improved market conditions and the opening of new communities in our Orlando market. The increase in revenues drove a $10.0 million increase in homebuilding gross profit and an $8.2 million increase in operating income. Our fiscal 2013 and fiscal 2012 land sales and other revenue and gross profit in our Southeast Segment include net fees received for general contractor services we performed on behalf of a third party.
Corporate and Unallocated: Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. The costs of these shared services are not allocated to the operating segments. For the fiscal year ended September 30, 2013, our corporate and unallocated expense decreased $5.4 million compared to the prior year which included an $11 million insurance recovery related to previously recorded water intrusion warranty related expenditures. Excluding this prior year recovery, corporate and unallocated expense decreased $16.4 million primarily due to a $19.7 million decrease in interest amortized to cost of sales related to lower interest incurred and a change in the mix of homes closed.
Fiscal year ended September 30, 2012 as compared to 2011
West Segment: Homebuilding revenues increased 77.0% for the fiscal year ended September 30, 2012 compared to the prior year, driven by a 68.9% increase in closings and a slight increase in ASP. Compared to 2011, our homebuilding gross profit increased $47.2 million (including a $16.3 million decrease in impairments and abandonments). Homebuilding gross margins without impairments and abandonments increased from 15.6% to 16.8% primarily due to decreased incentives, price appreciation in certain submarkets and increased absorptions which enabled us to better leverage certain fixed costs. Operating income increased by $43.6 million due to the increase in homebuilding gross profit and reduced general and administrative expenses offset partially by increased commissions related to our increased revenues and a decrease in gross profit from land sales.
East Segment: Homebuilding revenues increased 18.3% for the fiscal year ended September 30, 2012 compared to the prior year, driven by a 14.4% increase in closings. This increase in revenues, offset partially by a $1.9 million increase in impairments and abandonments, drove a $2.2 million increase in homebuilding gross profit. Homebuilding gross margins without impairments and abandonments decreased from 16.0% to 14.6% driven by changes in product and community mix and, to a lesser extent, to pricing/feature changes made in certain of our markets to drive absorptions, respond to competitor actions and address consumer demand. The $2.5 million decrease in operating income was attributable to increased commissions and sales and marketing costs which contributed to our increased closings.

Southeast Segment: Homebuilding revenues increased 34.3% for the fiscal year ended September 30, 2012 due primarily to a 27.0% increase in closings and a 5.8% increase in ASP. This increase in revenues, along with a $3.9 million decrease in impairments and abandonments, led to a $17.2 million increase in homebuilding gross profit and a $17.6 million increase in operating income. Similar the West, these improvements were due to decreased incentives, price appreciation, and increased absorptions allowing us to better leverage certain fixed costs. Our fiscal 2012 and fiscal 2011 land sales and other revenue and gross profit in our Southeast Segment include net fees received for general contractor services we performed on behalf of a third party.
Corporate and Unallocated: For the fiscal year ended September 30, 2012, our corporate and unallocated expense decreased $11.0 million compared to the fiscal year 2011, mainly due to the $11 million insurance recovery related to previously recorded water intrusion warranty related expenditures recorded in 2012. Excluding this recovery, our corporate and unallocated gross profit without impairments and abandonments decreased $20.4 million primarily due to a $14.6 million increase in interest amortized to cost of sales.

Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of September 30, 2013, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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
As of September 30, 2013, our liquidity position consisted of $504.5 million in cash and cash equivalents, $150 million of capacity under our Secured Revolving Credit Facility, plus $49.0 million of restricted cash, of which $22.4 million related to our cash secured term loan. We expect to maintain a significant liquidity position during fiscal 2014, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance on a quarterly basis.
We spent $475.2 million on land and land development spending during the fiscal year ended September 30, 2013 as we focused on replacing close out communities and positioning the Company to increase our active community count. This spending on land and land development had a significant impact on our net cash used in operating activities, resulting in net cash used in operating activities of $174.6 million for the fiscal year ended September 30, 2013. During the fiscal years ended September 30, 2012 and 2011, our net cash used in operating activities was $20.8 million, and $178.9 million, respectively. Our net cash used in operating activities in fiscal 2012 was primarily due to the payment of trade accounts payable, interest obligations and other liabilities. Our net cash used in operating activities in fiscal 2011 was impacted by an increase in inventory (excluding inventory impairments and abandonment charges and decreases in consolidated inventory not owned) of $54.4 million.
Net cash provided by investing activities was $190.2 million for the fiscal year ended September 30, 2013 which was due primarily to the release of $205.0 million of restricted cash collateral related to our cash secured term loan offset partially by capital expenditures primarily used for new model homes. Net cash provided by investing activities was $4.6 million for the fiscal year ended September 30, 2012 which was due primarily to release of $20.0 million of restricted cash collateral related to our cash secured term loan offset partially by capital expenditures. Net cash used in investing activities was $260.3 million for the fiscal year ended September 30, 2011 which was primarily related which was primarily related to the $247.4 million funding of collateral (restricted cash) for the Company’s cash secured term loan.
In addition to our continued focus on generation and preservation of cash, we are also focused on increasing our stockholders’ equity and reducing our leverage. In February 2013 we completed a $200 million senior debt offering, net proceeds of which were used to repay our 2015 Senior Notes and repurchase a portion of our 2019 Senior Notes. Further, in September 2013, we completed another $200 million senior debt offering, the proceeds of which will be used to fund additional land acquisitions and development and for general corporate purposes. During fiscal 2013 we also repaid $205 million of our cash secured term loan. The aforementioned 2013 transactions contributed to $1.2 million of cash provided by financing activities for the year ended September 30, 2013. In fiscal 2012, we exchanged our Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock at a premium. We also completed underwritten public offerings of 4.4 million shares of Beazer common stock and 4.6 million 7.5% tangible equity units (TEUs) for net proceeds of $171.4 million which, net of debt and other financing payments, resulted in net cash provided by financing activities of $133.6 million for the fiscal year ended September 30, 2012. In addition, in fiscal 2012, we completed a $300 million senior secured debt offering, net proceeds of which were used to redeem our outstanding 2017 Senior Secured Notes and repurchase a portion of our 2019 Senior Notes. Net cash provided by financing activities was $272.5 million for the fiscal year ended September 30, 2011 primarily related to borrowings under our cash secured term loan and our completion of a $250 million senior unsecured debt offering, $210.0 million net proceeds of which was used to redeem our outstanding 2013 Senior Notes and a portion of our 2015 and 2016 Senior Notes.
In September 2013, Fitch reaffirmed the Company's long-term debt rating of B-. In January 2013, Moody's increased the Company's long-term debt rating to Caa1. In December 2012, S&P reaffirmed the Company's long-term debt rating of B-. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. While we believe we possess sufficient liquidity to participate in a housing recovery, we are mindful of potential short-term, or seasonal, requirements for enhanced liquidity that may arise, especially as we increase our land and land development spending to grow our business. To facilitate this objective, we expanded our Secured Revolving Credit Facility from $22 million to $150 million during the year ended September 30, 2012.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities will provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $25.2 million outstanding letters of credit under these facilities, secured with cash collateral which is maintained in restricted accounts totaling $25.5 million. There were no amounts outstanding under our Secured Revolving Credit Facility at September 30, 2013. We believe that our $553.4 million of cash and cash equivalents and restricted cash at September 30, 2013, cash generated from our operations and the availability of new debt and equity financing, if any, will be adequate to meet our liquidity needs during fiscal 2014.
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
Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during the fiscal years ended September 30, 2013, 2012, or 2011. Any future stock repurchases, as allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At September 30, 2013, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid during the fiscal years ended September 30, 2013, 2012, or 2011.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At September 30, 2013, we controlled 28,004 lots (a 5.3-year supply based on our trailing twelve months of closings). We owned 79.4%, or 22,223 lots, and 5,781 lots, 20.6%, were under option contracts which generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which aggregated approximately $37.3 million at September 30, 2013. The total remaining purchase price, net of cash deposits, committed under all options was $288.6 million as of September 30, 2013. When market conditions improve, we may expand our use of option agreements to supplement our owned inventory supply.
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
We participate in land development joint ventures and have investments in other entities in which we have less than a controlling interest. We enter into investments with unconsolidated entities in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Excluding our investment in a pre-owned rental homes REIT, the remainder of our investments in our unconsolidated entities are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the unconsolidated entity’s members and other third parties. We account for our interest in our unconsolidated entities under the equity method. Our consolidated balance sheets include investments in unconsolidated entities totaling $45.0 million and $42.1 million at September 30, 2013 and September 30, 2012, respectively.
Our unconsolidated entities periodically obtain secured acquisition and development financing. At September 30, 2013, our unconsolidated entities had borrowings outstanding totaling $85.9 million. In the past, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated land development joint ventures. See Note 3 to the consolidated financial statements for further information.
The following table summarizes our aggregate contractual commitments at September 30, 2013:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Senior Notes, Senior Secured Notes & other notes payable	$1,564,447	$8,154	$188,672	$624,034	$743,587
Interest commitments under Senior Notes, Senior Secured Notes & other notes payable (1)	820,508	121,323	237,275	195,845	266,065
Obligations related to lots under option	288,638	184,417	89,190	12,539	2,492
Operating leases	9,430	3,212	4,911	1,307	—
Uncertain tax positions (2)	—	—	—	—	—
Total	$2,683,023	$317,106	$520,048	$833,725	$1,012,144

(1) Interest on variable rate obligations is based on rates effective as of September 30, 2013.
(2) Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits related to uncertain tax positions. See Note 8 to Consolidated Financial Statements for additional information regarding the Company's unrecognized tax benefits as of September 30, 2013.

We had outstanding performance bonds of approximately $160.3 million at September 30, 2013 related principally to our obligations to local governments to construct roads and other improvements in various developments.
Recently Adopted Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a comprehensive list of recently adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or earnings. As of September 30, 2013, we had variable rate debt outstanding totaling approximately $22.4 million. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at September 30, 2013 was $1.54 billion, compared to a carrying value of $1.49 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.54 billion to $1.61 billion at September 30, 2013.

Item 8. Financial Statements and Supplementary Data

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended September 30,
	2013	2012	2011

Total revenue	$1,287,577	$1,005,677	$742,405
Home construction and land sales expenses	1,070,814	888,379	661,851
Inventory impairments and option contract abandonments	2,633	12,210	32,459
Gross profit	214,130	105,088	48,095
Commissions	52,922	43,585	32,711
General and administrative expenses	121,163	110,051	137,376
Depreciation and amortization	12,784	13,510	10,253
Operating income (loss)	27,261	(62,058)	(132,245)
Equity in (loss) income of unconsolidated entities	(113)	304	560
Loss on extinguishment of debt	(4,636)	(45,097)	(2,909)
Other expense, net	(58,165)	(69,119)	(62,224)
Loss from continuing operations before income taxes	(35,653)	(175,970)	(196,818)
(Benefit from) provision for income taxes	(3,489)	(40,347)	3,366
Loss from continuing operations	(32,164)	(135,623)	(200,184)
Loss from discontinued operations, net of tax	(1,704)	(9,703)	(4,675)
Net loss	$(33,868)	$(145,326)	$(204,859)
Weighted average number of shares:
Basic and diluted	24,651	18,474	14,797
Basic and diluted loss per share:
Continuing Operations	$(1.30)	$(7.34)	$(13.53)
Discontinued operations	$(0.07)	$(0.53)	$(0.31)
Total	$(1.37)	$(7.87)	$(13.84)

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2013	September 30, 2012
ASSETS
Cash and cash equivalents	$504,459	$487,795
Restricted cash	48,978	253,260
Accounts receivable (net of allowance of $1,651 and $2,235, respectively)	22,342	24,599
Income tax receivable	2,813	6,372
Inventory
Owned inventory	1,304,694	1,099,132
Land not owned under option agreements	9,124	12,420
Total inventory	1,313,818	1,111,552
Investments in unconsolidated entities	44,997	42,078
Deferred tax assets, net	5,253	6,848
Property, plant and equipment, net	17,000	18,974
Other assets	27,129	30,740
Total assets	$1,986,789	$1,982,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$83,800	$69,268
Other liabilities	145,623	147,718
Obligations related to land not owned under option agreements	4,633	4,787
Total debt (net of discounts of $5,160 and $3,082, respectively)	1,512,183	1,498,198
Total liabilities	1,746,239	1,719,971
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 25,245,945 and 24,601,830 issued and outstanding, respectively)	25	25
Paid-in capital	846,165	833,994
Accumulated deficit	(605,640)	(571,772)
Total stockholders’ equity	240,550	262,247
Total liabilities and stockholders’ equity	$1,986,789	$1,982,218

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2010	15,134	$15	$618,673	$(221,587)	$397,101
Net loss	—	—	—	(204,859)	(204,859)
Amortization of nonvested stock option awards	—	—	3,813	—	3,813
Amortization of stock option awards	—	—	3,357	—	3,357
Tax deficiency from stock transactions	—	—	(523)	—	(523)
Shares issued under employee stock plans, net	16	—	101	—	101
Return and retirement of unvested & vested restricted stock	(22)	—	(440)	—	(440)
Common stock redeemed	(10)	—	(170)	—	(170)
Balance at September 30, 2011	15,118	$15	$624,811	$(426,446)	$198,380
Net loss	—	—	—	(145,326)	(145,326)
Tender Offer of Mandatory Convertible & TEU (debt to stock conversion)	4,969	5	56,670	—	56,675
Amortization of nonvested stock option awards	—	—	2,569	—	2,569
Amortization of stock option awards	—	—	1,459	—	1,459
Tax deficiency from stock transactions	—	—	(85)	—	(85)
Shares issued under employee stock plans, net	124	—	—	—	—
Issuance of prepaid stock purchase contracts	—	—	88,361	—	88,361
Common stock issued	4,400	5	60,335	—	60,340
Common stock redeemed	(9)	—	(126)	—	(126)
Balance at September 30, 2012	24,602	$25	$833,994	$(571,772)	$262,247
Net loss	—	—	—	(33,868)	(33,868)
Conversion of Mandatory Convertible Notes (debt to stock conversion)	566	—	9,402	—	9,402
Amortization of nonvested stock option awards	—	—	1,986	—	1,986
Amortization of stock option awards	—	—	872	—	872
Exercises of stock options	1	—	7	—	7
Shares issued under employee stock plans, net	83	—	68	—	68
Tax deficiency from stock transactions	—	—	(36)	—	(36)
Common stock issued	—	—	(7)	—	(7)
Common stock redeemed	(6)	—	(121)	—	(121)
Balance at September 30, 2013	25,246	$25	$846,165	$(605,640)	$240,550

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended September 30,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(33,868)	$(145,326)	$(204,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,784	13,545	10,708
Stock-based compensation expense	2,858	4,028	7,170
Inventory impairments and option contract abandonments	2,650	12,789	35,365
Impairment of future land purchase right	—	—	5,569
Deferred and other income tax (benefit) provision	(421)	(38,782)	5,019
Changes in allowance for doubtful accounts	(584)	(1,637)	305
Equity in loss (income) of unconsolidated entities	114	(267)	(42)
Cash distributions of income from unconsolidated entities	336	—	450
Loss on extinguishment of debt	4,636	45,097	2,343
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,841	9,751	4,039
Decrease (increase) in income tax receivable	3,559	(1,549)	2,861
(Increase) decrease in inventory	(186,349)	92,790	(54,395)
Decrease in other assets	1,906	6,907	5,291
Increase (decrease) in trade accounts payable	14,532	(3,427)	19,277
Increase (decrease) in other liabilities	413	(14,703)	(17,961)
Other changes	(49)	(61)	(76)
Net cash used in operating activities	(174,642)	(20,845)	(178,936)
Cash flows from investing activities:
Capital expenditures	(10,761)	(17,363)	(20,514)
Investments in unconsolidated entities	(3,879)	(2,407)	(1,924)
Return of capital from unconsolidated entities	510	610	—
Increases in restricted cash	(4,790)	(3,260)	(250,839)
Decreases in restricted cash	209,072	27,058	12,981
Net cash provided by (used in) investing activities	190,152	4,638	(260,296)
Cash flows from financing activities:
Repayment of debt	(184,723)	(290,387)	(215,376)
Proceeds from issuance of new debt	397,082	300,000	246,387
Repayment of cash secured loans	(205,000)	(20,000)	—
Proceeds from issuance of cash secured loans	—	—	247,368
Debt issuance costs	(5,548)	(10,845)	(5,172)
Proceeds from issuance of common stock, net	—	60,340	—
Proceeds from issuance of TEU prepaid stock purchase contracts, net	—	88,361	—
Proceeds from issuance of TEU amortizing notes	—	23,500	—
Settlement of unconsolidated entity debt obligation	(500)	(15,862)	—
Payments for other financing activities	(157)	(1,508)	(693)
Net cash provided by financing activities	1,154	133,599	272,514
Increase (decrease) in cash and cash equivalents	16,664	117,392	(166,718)
Cash and cash equivalents at beginning of period	487,795	370,403	537,121
Cash and cash equivalents at end of period	$504,459	$487,795	$370,403
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

Cash and Cash Equivalents and Restricted Cash.  We consider investments with maturities of three months or less when purchased to be cash equivalents. At September 30, 2013, the majority of our cash and cash equivalents were invested in high-quality money market mutual funds, highly marketable securities, or on deposit with major banks, which were valued at par with no withdrawal restrictions. The underlying investments of these funds were U.S. Government and U.S. Government Agency obligations or high quality marketable securities. Restricted cash includes cash restricted by state law or a contractual requirement including cash collateral for our cash secured term loan and outstanding letters of credit.

Accounts Receivable.  Accounts receivable include escrow deposits to be received from title companies associated with closed homes, receivables from municipalities related to the development of utilities or other infrastructure and other miscellaneous receivables. Generally, we receive cash from title companies within a few days of the home being closed. We regularly review our receivable balances for collectiblity and record an allowance against the receivable when collectiblity is deemed to be uncertain.

Inventory.  Owned inventory consists solely of residential real estate developments. Interest, real estate taxes and development costs are capitalized in inventory during the development and construction period. Construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to homes under construction when home construction begins. Consolidated inventory not owned represents the fair value of land under option agreements of a variable interest entity (VIE) where the Company is deemed to be the primary beneficiary of the VIE. VIEs are entities in which 1) equity investors do not have a controlling financial interest and/or 2) the entity is unable to finance its activities without additional subordinated financial support from other parties. In addition, when our deposits and pre-acquisition development costs exceed certain thresholds, we record the remaining purchase price of the lots as consolidated inventory not owned and obligations related to consolidated inventory not owned in the Consolidated Balance Sheets.

Inventory Valuation - Held for Development.  Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets no less than quarterly for recoverability. Generally, upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct and close all the homes in a typical community. A significant downturn in our business, as experienced in the recent past, may negatively impact the estimated life of communities. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.

When conducting our community level review for the recoverability of our homebuilding inventories held for development, we establish a quarterly “watch list” of communities with more than 10 homes remaining that carry profit margins in backlog or in our forecast that are below a minimum threshold of profitability. In our experience, this threshold represents a level of profitability that may be an indicator of conditions which would require an asset impairment but does not guarantee that such impairment will definitively be appropriate. As such, assets on the quarterly watch list are subject to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information.
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

If we are the primary beneficiary of the VIE, we will consolidate the VIE and reflect such assets and liabilities as land not owned under option agreements in our balance sheets, though creditors of the VIE have no recourse against the Company. For VIEs we are required to consolidate, we record the remaining contractual purchase price under the applicable lot option agreement to land not owned under option agreements with an offsetting increase to obligations related to land not owned under option agreements. During the recent housing industry downturn, the Company canceled a significant number of lot option agreements, which resulted in significant write-offs of the related deposits and pre-acquisition costs but did not expose the Company to the overall risks or losses of the applicable VIEs.

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

Other Liabilities. Other liabilities include the following:

(In thousands)	September 30, 2013	September 30, 2012
Income tax liabilities	$20,170	$22,225
Accrued warranty expenses	11,663	15,477
Accrued interest	33,372	28,673
Accrued and deferred compensation	25,579	24,612
Customer deposits	11,408	8,830
Other	43,431	47,901
Total	$145,623	$147,718

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

Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.1% to 1.6% of total revenue. Additional warranty costs are charged to cost of sales as necessary based on management's estimate of the costs to remediate existing claims. See Note 9 for a more detailed discussion of warranty costs and related reserves.

Advertising costs related to our continuing operations of $14.2 million, $13.5 million and $11.4 million for fiscal years 2013, 2012 and 2011, respectively, were expensed as incurred and are included in general and administrative expenses.

Earnings Per Share. The computation of basic EPS is determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS additionally gives effect (when dilutive) to stock options, other stock based awards and other potentially dilutive securities including the common shares issuable upon conversion of our Tangible Equity Unit prepaid stock purchase contracts. In computing diluted loss per share for the fiscal years ended September 30, 2013, 2012, and 2011, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. These common stock equivalents for the fiscal year ended September 30, 2013 included options/stock-settled appreciation rights (SSARs) to purchase 0.6 million shares of common stock and 7.9 million shares issuable upon the conversion of our TEU prepaid stock purchase contracts (based on the maximum potential shares upon conversion). See Notes 7, 12 and 13 for further discussion of these common stock equivalents.

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

Stock-Based Compensation.  We use the Black-Scholes model to value SSARs and stock option grants. We estimate forfeitures in calculating the expense related to stock-based compensation. In addition, we reflect the benefits of tax deductions in excess of recognized compensation cost as a financing cash inflow and an operating cash outflow. Nonvested stock granted to employees is valued based on the market price of the common stock on the date of the grant. Performance based, nonvested stock granted to employees is valued using the Monte Carlo valuation method. Cash-settled, stock-based awards if, and when, granted to employees are initially valued based on the market price of the underlying common stock on the date of the grant and are adjusted to fair value until vested. Stock options issued to non-employees are valued using the Black-Scholes option pricing model. Nonvested stock granted to non-employees is initially valued based on the market price of the common stock on the date of the grant and is adjusted to fair value until vested. Compensation cost arising from nonvested stock granted to employees, from cash-settled, stock-based employee awards and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period. Although the Company may, from time to time grant cash-settled awards to employees, for the fiscal years ended and as of September 30, 2013, 2012, and 2011, there were no such awards either granted or outstanding.

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

Recent Accounting Pronouncements. In April 2013, the FASB issued Accounting Standards Update (ASU) 2013-04, Liabilities (ASU 2013-04), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for the Company beginning October 1, 2014 and subsequent interim periods. The adoption of ASU 2013-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists, (ASU 2013-11). ASU 2013-11 which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain defined exceptions. ASU 2013-11 is intended to end inconsistent practices regarding the presentation of a unrecognized tax benefits when a net operating loss (NOL), a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. ASU 2013-11 will be effective for the Company’s fiscal year beginning October 1, 2014 and subsequent interim periods. Early and retrospective adoption is permitted. The adoption of ASU 2013-11 is not expected to have a material effect on our consolidated financial statements.

(2) Supplemental Cash Flow Information

	Fiscal Year Ended September 30,
(In thousands)	2013	2012	2011
Supplemental disclosure of non-cash activity:
Decrease in obligations related to land not owned under option agreements	$(154)	$(602)	$(25,277)
(Decrease) increase in future land purchase rights	—	(11,651)	11,651
Contribution of future land purchase rights to unconsolidated entities	—	11,651	—
Increase in repayment guarantee obligation	—	—	15,670
Decrease in debt related to conversion of Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock	(9,402)	(55,308)	—
Contribution of Pre-owned net assets for investment in unconsolidated entity	—	(19,670)	—
Non-cash land acquisitions	11,000	7,813	770
Issuance of stock under deferred bonus stock plans	68	—	101
Supplemental disclosure of cash activity:
Interest payments	102,716	126,313	116,049
Income tax payments	403	831	405
Tax refunds received	6,730	2,568	5,823

(3) Investments in Unconsolidated Entities
As of September 30, 2013, we participated in certain land development joint ventures and other unconsolidated entities in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated entities, the total equity and outstanding borrowings of these unconsolidated entities, and our guarantees of these borrowings, as of September 30, 2013 and September 30, 2012:

(In thousands)	September 30, 2013	September 30, 2012
Beazer’s investment in unconsolidated entities	$44,997	$42,078
Total equity of unconsolidated entities	385,040	383,482
Total outstanding borrowings of unconsolidated entities	85,938	64,912
Beazer’s estimate of its maximum exposure to our repayment guarantees	—	696

For the fiscal years ended September 30, 2013, 2012, and 2011, our income from unconsolidated entity activities, the impairments of our investments in certain of our unconsolidated entities, and the overall equity in (loss) income of unconsolidated entities is as follows:

	Fiscal Year Ended September 30,
(In thousands)	2013	2012	2011
Continuing operations:
Income from unconsolidated entity activity	$68	$304	$652
Impairment of unconsolidated entity investment	(181)	—	(92)
Equity in (loss) income of unconsolidated entities - continuing operations	$(113)	$304	$560

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
Pre-Owned Rental Homes
Effective May 3, 2012, we contributed $0.3 million in cash and our Pre-Owned Homes business at cost, including 190 homes in Arizona and Nevada, of which 187 were leased, for a 23.5% equity method investment in an unconsolidated real estate investment trust (the REIT). The Company also received grants of restricted units in the REIT, of which a portion vested during the year ended September 30, 2012. As of September 30, 2013, we held a 15.0% investment in the REIT.

Subsequent to the initial REIT offering, we entered into a transition services agreement with the REIT under which we agreed to provide interim Chief Financial Officer (CFO) and various back office and administrative support on an as needed basis. During our fiscal 2013, the REIT hired a CFO. In the future, we may continue to provide services including treasury operations, cash management, accounting and financial reporting support, legal services, human resources support, environmental and safety services, and tax support on an as needed basis. Fees received related to the transition services agreement billed at our cost and recognized as other income were not material to our consolidated financial results.

Guarantees
Our land development joint ventures typically obtain secured acquisition, development and construction financing. Historically, Beazer and our land development joint ventures partners have provided varying levels of guarantees of debt and other obligations for these unconsolidated entities. As of September 30, 2013, we had no outstanding guarantees of debt or other obligations related to our unconsolidated entities.

As of September 30, 2012, we had recorded $0.7 million in Other Liabilities related to one repayment guarantee. During the fiscal year ended September 30, 2013, we entered into a guarantee release agreement and paid $0.5 million to settle our liability and recognized the remaining $0.2 million as other income.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the fiscal years ended September 30, 2013 and 2012, we were not required to make any payments related to environmental indemnities.
In assessing the need to record a liability for the contingent aspect of these guarantees, we consider our historical experience in being required to perform under the guarantees, the fair value of the collateral underlying these guarantees and the financial condition of the applicable unconsolidated entities. In addition, we monitor the fair value of the collateral of these unconsolidated entities to ensure that the related borrowings do not exceed the specified percentage of the value of the property securing the borrowings. We have not recorded a liability for the contingent aspects of any guarantees that we determined were reasonable possible but not probable.

(4) Inventory

(In thousands)	September 30, 2013	September 30, 2012
Homes under construction	$262,476	$251,828
Development projects in progress	578,453	391,019
Land held for future development	341,986	367,102
Land held for sale	31,331	10,149
Capitalized interest	52,562	38,190
Model homes	37,886	40,844
Total owned inventory	$1,304,694	$1,099,132

Homes under construction includes homes substantially finished and ready for delivery and homes in various stages of construction. We had 113 ($30.7 million) and 174 ($39.7 million) substantially completed homes that were not subject to a sales contract (spec homes) at September 30, 2013 and 2012, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. The decrease in land held for future development relates to our activation of certain projects during fiscal 2013. Land held for sale in Unallocated and Other as of September 30, 2013 included land held for sale in the markets we have decided to exit including Jacksonville, Florida and Charlotte, North Carolina. Total owned inventory, by reportable segment, is set forth in the table below. Inventory located in California, the state with our largest concentration of inventory, was $388.1 million and $350.9 million at September 30, 2013 and 2012, respectively.

(In thousands)	Projects in Progress	Held for Future Development	Land Held for Sale	Total Owned Inventory
September 30, 2013
West Segment	$339,319	$292,875	$16,572	$648,766
East Segment	331,894	25,491	3,833	361,218
Southeast Segment	178,624	23,620	8,208	210,452
Unallocated & Other	81,540	—	2,718	84,258
Total	$931,377	$341,986	$31,331	$1,304,694
September 30, 2012
West Segment	$261,239	$318,351	$2,553	$582,143
East Segment	279,954	25,130	3,204	308,288
Southeast Segment	118,853	23,621	1,675	144,149
Unallocated & Other	61,835	—	2,717	64,552
Total	$721,881	$367,102	$10,149	$1,099,132

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
In our undiscounted cash flow impairment analyses for the year ended September 30, 2013, we have assumed limited market improvements in some communities beginning in fiscal 2014 and continuing improvement in these communities in subsequent years. For any communities scheduled to close out in fiscal 2014, we did not assume any market improvements. The discount rate in our discounted cash flow analyses may be different for each community and ranged from 11.2% to 17.0% for the communities analyzed in the fiscal year ended September 30, 2012 and 12.6% to 18.2% for the fiscal year ended September 30, 2011. The following tables represent the results, by reportable segment of our community level review of the recoverability of our inventory assets held for development as of September 30, 2013, 2012 and 2011. We have elected to aggregate our disclosure at the reportable segment level because we believe this level of disclosure is most meaningful to the readers of our financial statements. The aggregate undiscounted cash flow fair value as a percentage of book value for the communities represented below is consistent with our expectations given our “watch list” methodology.

($ in thousands)		Undiscounted Cash Flow Analyses Prepared
Segment	# of Communities on Watch List	# of Communities	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV
Year Ended September 30, 2013
West	1	1	$11,080	117.6%
East	3	3	9,588	107.0%
Southeast	1	1	5,257	128.6%
Unallocated	—	—	1,755	100.0%
Total	5	5	$27,680	114.9%

Year Ended September 30, 2012
West	14	8	$28,467	94.7%
East	12	8	30,052	91.8%
Southeast	5	3	9,247	116.5%
Unallocated	—	—	5,193	100.0%
Total	31	19	$72,959	96.7%

Year Ended September 30, 2011
West	18	15	$58,848	88.4%
East	7	5	16,436	94.6%
Southeast	4	3	11,017	60.3%
Unallocated	1	—	9,707	100.0%
Total	30	23	$96,008	87.7%

There were no impairments recorded during the fiscal year ended September 30, 2013 related to our impairment analyses. The table below summarizes the results of our discounted cash flow analysis for the fiscal years ended September 30, 2012 and 2011. The impairment charges below include impairments taken as a result of these discounted cash flow analyses and also impairment charges recorded for individual homes sold and in backlog with net contribution margins below a minimum threshold of profitability in communities that were not otherwise impaired through our discounted cash flow analyses. The estimated fair value of the impaired inventory is determined immediately after a community’s impairment.

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

Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. During these periods, for certain communities we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including decreased sales prices, the change in sales prices and changes in absorption estimates based on current market conditions and management’s assumptions relative to future results led to impairments in five communities during the fiscal year ended September 30, 2012. During the fiscal year ended September 30, 2011, discrete changes in our revenue and absorption estimates for certain communities due to pricing reductions in response to competitor actions and local market conditions led to impairments in 19 communities. Market deterioration that exceeds our estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if markets deteriorate.
The impairments on land held for sale below represent further write downs of these properties to net realizable value, less estimated costs to sell and are based on current market conditions and our review of recent comparable transactions at the applicable period end. The fiscal 2013 land held for sale impairment in the Southeast Segment related to our decision to reposition one community in South Carolina to address consumer demand, including the decision to sell a portion of the lots in this community. The negative impairments indicated below are due to adjustments to accruals for estimated selling costs related to either our strategic decision to develop a previously held-for-sale land position or revised estimates based on pending sales transactions. Our assumptions about land sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We calculated the estimated fair values of land held for sale based on current market conditions and assumptions made by management, which may differ materially from actual results and may result in additional impairments if market conditions deteriorate.
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

The following table sets forth, by reportable homebuilding segment, the inventory impairments taken as a result of these discounted cash flow analyses and also impairment charges recorded for individual homes sold and in backlog with net contribution margins below a minimum threshold of profitability, held for sale impariments and lot option abandonment charges recorded for the fiscal years ended September 30, 2013, 2012, and 2011:

	Fiscal Year Ended September 30,
(In thousands)	2013	2012	2011
Development projects and homes in process (Held for Development)
West	$46	$3,902	$20,150
East	13	4,316	1,611
Southeast	—	796	5,182
Unallocated	—	473	2,362
Subtotal	$59	$9,487	$29,305
Land Held for Sale
West	$228	$—	$(51)
East	123	100	193
Southeast	1,778	208	169
Subtotal	$2,129	$308	$311
Lot Option Abandonments
West	$104	$301	$405
East	20	1,320	2,048
Southeast	321	792	390
Unallocated	—	2	—
Subtotal	$445	$2,415	$2,843
Continuing Operations	$2,633	$12,210	$32,459
Discontinued Operations
Held for Development	$—	$60	$276
Land Held for Sale	17	503	78
Lot Option Abandonments	—	16	2,552
Subtotal	$17	$579	$2,906
Total Company	$2,650	$12,789	$35,365

Lot Option Agreements and Variable Interest Entities (VIE). As previously discussed, we also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $37.3 million at September 30, 2013. The total remaining purchase price, net of cash deposits, committed under all options was $288.6 million as of September 30, 2013. We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our remaining option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised.
For the VIEs in which we are the primary beneficiary of the VIE, we have consolidated the VIE and reflected such assets and liabilities as land not owned under option agreements in our balance sheets. For VIEs we were required to consolidate, we recorded the remaining contractual purchase price under the applicable lot option agreement to land not owned under option agreements with an offsetting increase to obligations related to land not owned under option agreements. Also, to reflect the purchase price of this inventory consolidated, we present the related option deposits as land not owned under option agreement in the accompanying consolidated balance sheets. Consolidation of these VIEs has no impact on the Company’s results of operations or cash flows.

The following provides a summary of our interests in lot option agreements as of September 30, 2013 and September 30, 2012:

(In thousands)	Deposits & Non-refundable Preacquisition Costs Incurred	Remaining Obligation	Land Not Owned - Under Option Agreements
As of September 30, 2013
Consolidated VIEs	$4,491	$4,633	$9,124
Other consolidated lot option agreements (a)	—	—	—
Unconsolidated lot option agreements	32,822	284,005	—
Total lot option agreements	$37,313	$288,638	$9,124
As of September 30, 2012
Consolidated VIEs	$7,203	$3,346	$10,549
Other consolidated lot option agreements (a)	430	1,441	1,871
Unconsolidated lot option agreements	17,290	193,711	—
Total lot option agreements	$24,923	$198,498	$12,420

(a)	Represents lot option agreements with non-VIE entities that we have deemed to be “financing arrangements” pursuant to ASC 470-40, Product Financing Arrangements.

(5) Interest
Our ability to capitalize all interest incurred during the fiscal years ended September 30, 2013, 2012, and 2011 has been limited by our inventory eligible for capitalization. The following table sets forth certain information regarding interest:

	Fiscal Year Ended September 30,
(In thousands)	2013	2012	2011
Capitalized interest in inventory, beginning of period	$38,190	$45,973	$36,884
Interest incurred	115,076	124,918	130,818
Capitalized interest impaired	—	(275)	(1,907)
Interest expense not qualified for capitalization and included as other expense	(59,458)	(71,474)	(73,440)
Capitalized interest amortized to house construction and land sales expenses	(41,246)	(60,952)	(46,382)
Capitalized interest in inventory, end of period	$52,562	$38,190	$45,973

(6) Property, Plant and Equipment

Property, plant and equipment consists of:

	Fiscal Year Ended September 30,
(In thousands)	2013	2012
Buildings and improvements	$2,329	$2,329
Model and sales office improvements	23,046	31,188
Leasehold improvements	4,212	4,456
Information systems	16,532	20,671
Furniture, fixtures and office equipment	16,215	15,528
Property, plant and equipment, gross	62,334	74,172
Less: Accumulated Depreciation	(45,334)	(55,198)
Property, plant and equipment, net	$17,000	$18,974

(7) Borrowings
At September 30, 2013 and September 30, 2012 we had the following debt:

(In thousands)	Maturity Date	2013	2012
6 7/8% Senior Notes	July 2015	$—	$172,454
8 1/8% Senior Notes	June 2016	172,879	172,879
6 5/8% Senior Secured Notes	April 2018	300,000	300,000
9 1/8% Senior Notes	June 2018	298,000	300,000
9 1/8% Senior Notes	May 2019	235,000	235,000
7 1/2% Senior Notes	September 2021	200,000	—
7 1/4% Senior Notes	February 2023	200,000	—
TEU Senior Amortizing Notes	August 2013	—	316
TEU Senior Amortizing Notes	August 2015	16,141	23,500
Unamortized debt discounts		(5,160)	(3,082)
Total Senior Notes, net		1,416,860	1,201,067
Mandatory Convertible Subordinated Notes	January 2013	—	9,402
Junior Subordinated Notes	July 2036	53,670	51,603
Cash Secured Loans	November 2017	22,368	227,368
Other Secured Notes Payable	Various Dates	19,285	8,758
Total debt, net		$1,512,183	$1,498,198

As of September 30, 2013, future maturities of our borrowings are as follows:

Fiscal Year Ended September 30,
(In thousands)
2014	$8,154
2015	12,126
2016	176,546
2017	3,666
2018	620,368
Thereafter	743,587
Total	$1,564,447

Secured Revolving Credit Facility — In September 2012, we amended and expanded our Secured Revolving Credit Facility from $22 million to $150 million. The amended three-year amended Secured Revolving Credit Facility provides for future working capital and letter of credit needs collateralized by substantially all of the Company's personal property (excluding cash and cash equivalents) and real property. This facility is subject to various financial, collateral-based and negative covenants with which we are required to comply. As of September 30, 2013, we were in compliance with all such covenants and had $150 million of available borrowings under the Secured Revolving Credit Facility. We have elected to cash collateralize all letters of credit; however, as of September 30, 2013, we have pledged approximately $1.0 billion of inventory assets to our Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of September 30, 2013 or September 30, 2012.
We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $194.8 million. As of September 30, 2013 and September 30, 2012, we have letters of credit outstanding of $25.2 million and $24.7 million, respectively, which are secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.

Senior Notes — The majority of our Senior Notes are unsecured or secured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Secured Revolving Credit Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes USA, Inc.

The Company's Senior Notes are subject to indentures containing certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur additional indebtedness and to make certain investments. Specifically, all of our Senior Notes contain covenants that restrict our ability to incur additional indebtedness unless it is refinancing indebtedness or non-recourse indebtedness. The incurrence of refinancing indebtedness and non recourse indebtedness, as defined in the applicable indentures, are exempted from the covenant test. As of September 30, 2013, we were not able to incur additional indebtedness, except refinancing or non-recourse indebtedness. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in all of our Senior Notes as of September 30, 2013.
Our Senior Notes due 2016 (the 2016 Notes) contain the most restrictive covenants, including the consolidated tangible net worth covenant, which states that should consolidated tangible net worth fall below $85 million for two consecutive quarters, the Company is required to make an offer to purchase 10% of the 2016 Notes at par. If triggered and fully subscribed, this could result in our having to purchase $27.5 million of the 2016 Notes, which may be reduced by certain 2016 Note repurchases (potentially at less than par) made in the open market after the triggering date. As of September 30, 2013, our consolidated tangible net worth was $213.7 million, well in excess of the minimum covenant requirement.

In September 2013, we issued and sold $200 million aggregate principal amount of 7.500% Senior Notes due 2021 (the 2021 Notes) at a price of 98.541% (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the 2021 Notes is payable semi-annually in cash in arrears, beginning on March 15, 2014. The 2021 Notes will mature on September 15, 2021.

The 2021 Notes were issued under an Indenture (2021 Indenture), issued September 30, 2013 that contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the Indenture) to, among other things, incur additional indebtedness, including secured indebtedness, and make certain types of restricted payments. The 2021 Indenture contains customary events of default. Upon the occurrence of an event of default, payments on the 2021 Notes may be accelerated and become immediately due and payable. Upon a change of control (as defined in the 2021 Indenture), the 2021 Indenture requires us to make an offer to repurchase the 2021 Notes at 101% of their principal amount, plus accrued and unpaid interest.

We may redeem the 2021 Notes at any time prior to September 15, 2016, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to September 15, 2016, we may redeem up to 35% of the aggregate principal amount of 2021 Notes with the proceeds of certain equity offerings at a redemption price equal to 107.500% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, to the date fixed for redemption; provided, that at least 65% of the aggregate principal amount of the 2021 Notes originally issued under the Indenture remain outstanding after such redemption. On or after September 15, 2016, we may redeem some or all of the 2021 Notes at redemption prices set forth in the Indenture. These percentages range from 100.000% to 105.625%.

In February 2013, we issued and sold $200 million aggregate principal amount of 7.250% Senior Notes due 2023 (the 2023 Notes)
at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the
2023 Notes is payable semi-annually in cash in arrears, beginning August 1, 2013. The 2023 Notes will mature on February 1, 2023.

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

We may redeem the 2023 Notes at any time prior to February 1, 2018, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to February 1, 2016, we may redeem up to 35% of the aggregate principal amount of 2023 Notes with the proceeds of certain equity offerings at a redemption price equal to 107.250% of the principal amount of the 2023 Notes plus accrued and unpaid interest, if any, to the date fixed for redemption; provided, that at least 65% of the aggregate principal amount of the 2023 Notes originally issued under the Indenture remain outstanding after such redemption. On or after February 1, 2018, we may redeem some or all of the 2023 Notes at redemption prices set forth in the Indenture. These percentages range from 100.000% to 103.625%. In August 2013, we exchanged 100% of the 2023 Notes for notes that are freely transferable and registered under the Securities Act of 1933.

The 2021 and 2023 Notes rank equally in right of payment with all of our existing and future senior unsecured obligations, senior to all of the Company's existing and future subordinated indebtedness and effectively subordinated to the Company's existing and future secured indebtedness, including indebtedness under our revolving credit facility and our 6.625% Senior Secured Notes due 2018, to the extent of the value of the assets securing such indebtedness. The 2021 and 2023 Notes and related guarantees are structurally subordinated to all indebtedness and other liabilities of all of the Company's subsidiaries that do not guarantee the 2021 or 2023 Notes. The 2021 and 2023 Notes are fully and unconditionally guaranteed jointly and severally on a senior basis by the Company's wholly-owned subsidiaries party to the Indenture.

During the fiscal year ended September 30, 2013, we used a portion of the net cash proceeds from the 2023 Notes offering to redeem all of our outstanding 6.875% Senior Notes due 2015 (the 2015 Notes). The 2015 Notes were redeemed at 101.146% of the principal amount, plus accrued and unpaid interest. During fiscal 2013, we also repurchased $2 million of our outstanding 9.125% Senior Notes due 2018 in open market transactions. These transactions resulted in a loss on debt extinguishment of $3.6 million, net of unamortized discounts and debt issuance costs. All Senior Notes redeemed/repurchased by the Company were canceled.
In July 2012, we issued and sold $300 million aggregate principal amount of our 6.625% Senior Secured Notes due 2018 (Senior Secured Notes) through a private placement to qualified institutional buyers. The Senior Secured Notes were issued at par (before underwriting and other issuance costs). Interest on the Senior Secured Notes is payable semi-annually in cash in arrears, beginning October 15, 2012. The Senior Secured Notes will mature on April 15, 2018. The Senior Secured Notes were issued under an Indenture, dated as of July 18, 2012 (the "2012 Indenture”) that contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments and create liens on assets of the Company or the guarantors. The 2012 Indenture contains customary events of default.
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
Concurrently with the Senior Secured Notes offering, we called for redemption of all $250 million outstanding of our 12% senior secured notes due 2017. Cash used for this redemption, including payment of accrued interest and the contractual call premium was approximately $280 million. We recorded a $42.4 million pre-tax loss on debt extinguishment (including write-off of unamortized discount and debt issuance costs) related to the redemption of the 12% senior secured notes due 2017 in fiscal 2012.
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
Senior Notes: Tangible Equity Units — In July 2012, we issued 4.6 million 7.5% TEUs (the 2012 TEUs), which were comprised of prepaid stock purchase contracts (PSPs) and senior amortizing notes. As the two components of the TEUs are legally separate and detachable, we have accounted for the two components as separate items for financial reporting purposes and valued them based on their relative fair value at the date of issuance. The amortizing notes are unsecured senior obligations and rank equally with all of our other unsecured indebtedness. Outstanding notes pay quarterly installments of principal and interest through maturity. The PSPs were originally accounted for as equity (additional paid in capital) at the initial fair value of these contracts based on the relative fair value method. The PSPs related to these 2012 TEUs are scheduled to be settled in Beazer Homes' common stock on July 15, 2015. If on that date, our common stock price is (1) at or below $14.50 per share, the PSPs will convert to 1.72414 shares per unit, (2) at or above $17.75 per share, the PSPs will convert to 1.40746 shares per unit or (3) between $14.50 and $17.75 per share, the PSPs will convert to a number of shares of our common stock equal to $25.00 divided by the applicable market value of our common stock. See Note 12 for additional information related to the PSPs
During May 2010, we issued 3.0 million 7.25% TEUs (the 2010 TEUs). In March 2012, we exchanged 2.8 million shares of our common stock for 2.8 million 2010 TEUs (comprised of prepaid stock purchase contracts and $7.2 million of senior amortizing notes). Since our offer to convert the 2010 TEUs included a premium share component and was not pursuant to the instrument's original conversion terms, we accounted for the exchange as an induced conversion of the 2010 TEUs. We compared the fair value of the common stock issued to the fair value of the 2010 TEU instruments at the date of acceptance in order to determine the premium of the consideration. This premium was then allocated between the debt and equity components of the 2010 TEUs based on each components relative fair value. The difference between the implied fair value of the amortizing notes (including the premium allocation) and the carrying value of the amortizing notes was recognized as a loss on extinguishment of debt and totaled approximately $0.7 million. The remaining related prepaid stock purchase contracts issued May 2010 settled in Beazer Homes’ common stock on August 15, 2013 in accordance with the 2010 TEU provisions..
Mandatory Convertible Subordinated Notes — On January 12, 2010, we issued $57.5 million aggregate principal amount of 7 1/2% Mandatory Convertible Subordinated Notes due 2013 (the Mandatory Convertible Subordinated Notes).
During fiscal 2012, we exchanged 2.2 million shares of our common stock for $48.1 million of our Mandatory Convertible Subordinated Notes. Since our offer to convert these notes included a premium share component, we accounted for the exchange as an induced conversion of these notes. We recognized a $2.0 million inducement expense equal to the fair value of the premium shares issued based on our common stock price as of the date of acceptance. This expense is included in loss on extinguishment of debt for the fiscal year ended September 30, 2012.
On January 15, 2013, the remaining $9.4 million of outstanding Mandatory Convertible Subordinated Notes converted into 0.4 million shares of the Company’s common stock in accordance with the notes' conversion provisions.
Junior Subordinated Notes — $103.1 million of unsecured junior subordinated notes mature on July 30, 2036, are redeemable at par and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a floating interest as defined in the junior subordinated notes agreement. The obligations relating to these notes and the related securities are subordinated to the Secured Revolving Credit Facility and the Senior Notes. In January 2010, we modified the terms of $75 million of these notes and recorded these notes at their estimated fair value. As of September 30, 2013, the unamortized accretion was $47.1 million and will be amortized over the remaining life of the notes.
Cash Secured Loans — We have entered into two separate loan facilities, totaling $22.4 million as of September 30, 2013. Borrowing under the cash secured loan facilities will replenish cash used to repay or repurchase the Company’s debt and would be considered “refinancing indebtedness” under certain of the Company’s existing indentures and debt covenants. However, because the loans are fully collateralized by cash equal to the loan amount, the loans do not provide liquidity to the Company.
The loans mature in November 2017, however, the lenders of these facilities may put the outstanding loan balances to the Company at the two or four year anniversaries of the loan. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our consolidated balance sheet as of September 30, 2013. We borrowed $32.6 million at inception of the loans. As previously indicated and in order to protect financing capacity available under our covenant refinancing basket related to previous or future debt repayments, we borrowed an additional $214.8 million under the cash secured loan facilities in May 2011. The cash secured loan has an interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing.
During the fiscal year ended September 30, 2012, we repaid $20 million of the cash secured term loans. Further, during the fiscal year ended September 30, 2013, we repaid $205 million of the outstanding cash secured term loans and recognized a $1 million loss on debt extinguishment, primarily related to the unamortized discounts and debt issuances costs related to these loans.

Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of September 30, 2013 and September 30, 2012, we had outstanding notes payable of $19.3 million and $8.8 million respectively, primarily related to land acquisitions. These notes payable have varying expiration dates between 2012 and 2019 and have a weighted average fixed rate of 4.00% at September 30, 2013. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

(8) Income Taxes

The (benefit from) provision for income taxes from continuing operations consists of the following:

	Fiscal Year Ended September 30,
(In thousands)	2013	2012	2011
Current federal	$(4,409)	$(34,242)	$(1,963)
Current state	(394)	(143)	319
Deferred federal	1,476	(5,964)	3,728
Deferred state	(162)	2	1,282
Total	$(3,489)	$(40,347)	$3,366

The (benefit from) provision for income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows:

	Fiscal Year Ended September 30,
(In thousands)	2013	2012	2011
Income tax computed at statutory rate	$(12,479)	$(61,590)	$(68,886)
State income taxes, net of federal benefit	(684)	(6,055)	(4,613)
Valuation allowance	11,729	59,601	74,047
(Decrease) increase in unrecognized tax benefits	(1,909)	(32,441)	1,511
Other, net	(146)	138	1,307
Total	$(3,489)	$(40,347)	$3,366
The principal difference between our effective tax rate and the U.S. federal statutory rate relates to our valuation allowance and the recognition of prior year unrecognized tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets are as follows:

(In thousands)	September 30, 2013	September 30, 2012
Deferred tax assets:
Warranty and other reserves	$11,559	$12,408
Incentive compensation	17,368	16,285
Property, equipment and other assets	2,455	2,647
Federal and state tax carryforwards	383,508	365,283
Inventory adjustments	114,416	133,843
Uncertain tax positions	14,415	16,331
Other	3,052	4,285
Total deferred tax assets	546,773	551,082
Deferred tax liabilities:
Deferred revenues	(54,257)	(56,017)
Total deferred tax liabilities	(54,257)	(56,017)
Net deferred tax assets before valuation allowance	492,516	495,065
Valuation allowance	(487,263)	(488,217)
Net deferred tax assets	$5,253	$6,848

At September 30, 2013, our gross deferred tax assets above included $292.6 million for federal net operating loss carryforwards, $80.4 million for state net operating loss carryforwards and $9.8 million for an alternative minimum tax credit. The net operating loss carryforwards expire at various dates through 2033. The alternative minimum tax credit has an unlimited carryforward period.

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

Based upon an evaluation of all available evidence, we established a valuation allowance for substantially all of our deferred tax assets during fiscal 2008. As of September 30, 2013, we continued our evaluation of whether the valuation allowance against our deferred tax assets was still required. We considered positive evidence including evidence of recovery in the housing markets where we operate, the prospects of continued profitability and growth, a strong backlog and sufficient balance sheet liquidity to sustain and grow operations. Although the Company’s performance and current positioning is bringing it closer to a conclusion that a valuation allowance is no longer needed, further evidence of sustained profitability is needed to reverse our valuation allowance against our deferred tax assets. Therefore, based upon all available positive and negative evidence, we concluded a valuation allowance is still needed for substantially all of our gross deferred tax assets at September 30, 2013. Therefore, at September 30, 2013 and 2012, the Company's deferred tax asset valuation allowance was $487.3 million and $488.2 million, respectively. In future periods, we expect to reduce all or a portion of our valuation allowance, generating a non-cash tax benefit, if sufficient positive evidence is present indicating that more likely than not a portion or all of our deferred tax assets will be realized. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.

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

Due to the Section 382 limitation and the maximum carryforward period of our NOLs, we are unable to fully recognize certain deferred tax assets. Accordingly, during fiscal 2013 and 2012, we reduced our gross deferred tax assets and corresponding valuation allowance by $15.2 million and $15.6 million, respectively. As future economic conditions unfold, we will be able to confirm that certain deferred tax assets will not provide any future tax benefit. At such time, we will accordingly remove any deferred tax asset and corresponding valuation allowance.

Accordingly, a portion of our $546.8 million of total gross deferred tax assets related to accrued losses on our inventory may be unavailable due to the limitation imposed by Section 382. As of September 30, 2013, we estimate that between $48.9 million and $88.4 million may be unavailable due to our Section 382 limitation. As a result, upon the resumption of sustained profitability and reversal of our valuation allowance, between $404.1 million and $443.6 million of our net deferred tax assets may be available to us for the reduction of future cash taxes. The actual realization of our deferred tax assets is difficult to predict and will be dependent on future events.

We expect to continue to add to our gross deferred tax assets for anticipated NOLs that will not be limited by Section 382.

Considering the limitation imposed by Section 382, the table below depicts the classifications of our deferred tax assets:

September 30, 2013
(In thousands)
Deferred tax assets:
Subject to annual limitation	$94,258
Generally not subject to annual limitation	364,137
Certain components likely to be subject to annual limitation	88,378
Total deferred tax assets	546,773
Deferred tax liabilities	(54,257)
Net deferred tax assets before valuation allowance	492,516
Valuation allowance	(487,263)
Net deferred tax assets	$5,253

A reconciliation of the beginning and ending amount of unrecognized tax benefits at the beginning and end of fiscal 2013, 2012 and 2011 is as follows:

	Fiscal Year Ended September 30,
(In thousands)	2013	2012	2011
Balance at beginning of year	$19,630	$46,648	$47,271
(Reductions in) additions for tax positions related to current year	(1,620)	903	(1,624)
Additions for tax positions related to prior years	—	—	1,563
Reductions for tax positions of prior years	—	(27,181)	(252)
Settlements with taxing authorities	—	—	(310)
Lapse of statute of limitations	(546)	(740)	—
Balance at end of year	$17,464	$19,630	$46,648

Due to our valuation allowance, if the Company were to recognize the $17.5 million of gross unrecognized tax benefits, substantially all would affect our effective tax rate. Additionally, we had $2.6 million and $2.5 million of accrued interest and penalties at September 30, 2013 and 2012, respectively. Our income tax benefit includes tax related interest.

In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. Our federal income tax returns for fiscal year 2007 through 2010 are under IRS appeal. Our federal income tax returns for fiscal years 2011 and 2012 and certain state income tax returns for various fiscal years are under routine examination. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2007 and subsequent years. The final outcome of these appeals and examinations are not yet determinable and therefore the change in our unrecognized tax benefits that could occur within the next 12 months cannot be estimated at this time.

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
As a result of our quarterly analyses, we adjust our estimated warranty liabilities if required. While we believe our warranty reserves are adequate as of September 30, 2013, historical data and trends may not accurately predict actual warranty costs or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows (in thousands):

	Fiscal Year Ended September 30,
	2013	2012	2011
Balance at beginning of period	$15,477	$17,916	$25,821
Accruals for warranties issued	5,897	6,540	5,665
Changes in liability related to warranties existing in prior periods	(2,856)	(2,677)	(2,790)
Payments made	(6,855)	(6,302)	(10,780)
Balance at end of period	$11,663	$15,477	$17,916

Litigation
On June 3, 2009, Beazer Homes Corp., a wholly-owned subsidiary of the Company, was named as a defendant in a purported class action lawsuit in the Circuit Court for Lee County, State of Florida, filed by Bryson and Kimberly Royal, the owners of one of our homes in our Magnolia Lakes community in Ft. Myers, Florida. The complaint names the Company and certain distributors and suppliers of drywall and was on behalf of the named plaintiffs and other similarly situated owners of homes in Magnolia Lakes or alternatively in the State of Florida. The plaintiffs allege that the Company built their homes with defective drywall, manufactured in China, that contains sulfur compounds that allegedly corrode certain metals and that are allegedly capable of harming the health of individuals. Plaintiffs allege physical and economic damages and seek legal and equitable relief, medical monitoring and attorney's fees. This case has been transferred to the Eastern District of Louisiana pursuant to an order from the United States Judicial Panel on Multidistrict Litigation. In addition, the Company has been named in other multi-plaintiff complaints filed in the multidistrict litigation and individual state court actions. We believe that the claims asserted in these actions are governed by home warranties or are without merit. The Company has offered to repair all of these homes pursuant to a repair protocol that has been adopted by the multidistrict litigation court, including those homes involved in litigation. To date, the owners of all but two of the affected homes have accepted the Company's offer to repair. Furthermore, the Company has agreed to participate in a global class settlement with the plaintiff class counsel and numerous other defendants in the multidistrict litigation, which was approved by the Court on February 13, 2013. The class action settlement required Beazer to make a settlement payment that was not material to our consolidated financial position or results of operations, and resolves all claims, including future claims, against Beazer related to Chinese drywall. The only exception would have been any claims by persons or entities that opted out of the settlement, but there were no opt outs by the Court’s deadline. The Company also continues to pursue recovery against responsible subcontractors, drywall suppliers and drywall manufacturers for its repair costs.

As disclosed in prior SEC filings, we operated Beazer Mortgage Corporation (BMC) from 1998 through February 2008 to offer mortgage financing to buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold these loans to investors. In general, underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. From time to time we have received claims from institutions which have acquired certain of these mortgages demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. We have been able to resolve these claims for amounts that are not material to our consolidated financial position or results of operation. We currently have an insignificant number of such claims outstanding for which we believe we have no liability. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors, although, at this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial position, cash flows or results of operations. As of September 30, 2013, no liability has been recorded for any such additional claims as such exposure is not both probable and reasonably estimable.
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
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it had resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $16.6 million has been paid as of September 30, 2013 and an additional $3.6 million has been recorded as a liability at September 30, 2013. Positive adjusted EBITDA in future years will require us to incur additional expense in the future. In 2006, we received two Administrative Orders issued by the New Jersey Department of Environmental Protection. The Orders allege certain violations of wetlands disturbance permits and assess proposed fines of $630,000 and $678,000, respectively. We have met with the Department to discuss their concerns on the two affected communities and have requested hearings on both matters. Although we believe that we have significant defenses to the alleged violations, we have reached a settlement with the Department, through an Administrative Consent Order, for an amount that is not material to our consolidated financial position or results of operations.
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
We have accrued $19.9 million and $19.4 million in other liabilities related to litigation and other matters, excluding warranty, as of September 30, 2013 and 2012, respectively.
We had outstanding letters of credit and performance bonds of approximately $25.2 million and $160.3 million, respectively, at September 30, 2013 related principally to our obligations to local governments to construct roads and other improvements in various developments. We have no outstanding letters of credit relating to our land option contracts as of September 30, 2013.

(10) Fair Value Measurements
As of September 30, 2013, we had no assets or liabilities in our consolidated balance sheets that were required to be measured at fair value on a recurring basis. Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.

As previously disclosed, we review our long-lived assets, including inventory for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair values of our investments in unconsolidated entities are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. During the fiscal year ended September 30, 2013, including discontinued operations, we recorded impairments for development projects in process of $59,000, land held for sale impairments of $2.1 million, and impairments of unconsolidated entity investments of $181,000. During the fiscal year ended September 30, 2012, including discontinued operations, we recorded impairments for development projects in process of $9.5 million, land held for sale impairments of $0.8 million, and impairments of unconsolidated entity investments of $36,000. See Notes 1, 3 and 4 for additional information related to the fair value accounting for the assets listed below. Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter.
The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the fiscal year ended September 30, 2013 and 2012:

(In thousands)	Level 1	Level 2	Level 3	Total
Year Ended September 30, 2013
Development projects in progress	—	—	—	—
Land held for sale	—	—	4,072	4,072
Year Ended September 30, 2012
Development projects in progress	—	—	20,857	20,857
Land held for sale	—	—	1,973	1,973
The fair value of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, cash secured loans and other secured notes payable approximate their carrying amounts due to the short maturity of these assets and liabilities.
Obligations related to land not owned under option agreements approximate fair value. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

	As of September 30, 2013		As of September 30, 2012
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,416,860	$1,469,904	$1,201,067	$1,228,745
Mandatory Convertible Subordinated Notes	—	—	9,402	7,465
Junior Subordinated Notes	53,670	53,670	51,603	51,603
	$1,470,530	$1,523,574	$1,262,072	$1,287,813

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

(11) Leases
We are obligated under various noncancelable operating leases for office facilities, model homes and equipment. Rental expense under these agreements, which is included in general and administrative expenses, amounted to approximately $4.9 million, $5.9 million and $11.0 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. This rental expense excludes expense related to our discontinued operations. As of September 30, 2013, future minimum lease payments under noncancelable operating lease agreements are as follows:

Fiscal Year Ended September 30,
(In thousands)
2014	$3,212
2015	2,843
2016	2,068
2017	1,074
2018	233
Thereafter	—
Total	$9,430

(12) Stockholders' Equity

On October 11, 2012, the Company executed a one-for-five reverse stock split. All historical share and per share information reflects this transaction. During the fiscal year ended September 30, 2013, the Company's stockholders approved management's recommendation to reduce authorized shares from 100 million to 63 million.

Preferred Stock.  We currently have no shares of preferred stock outstanding.

Common Stock Transactions. During the fiscal year ended September 30, 2012, we exchanged 2.8 million shares of our common stock for 2.8 million of our 2010 TEUs (94% of the original issuance). The remaining 2010 TEUs were exchanged for 156,975 shares of common stock in August 2013. In March 2012, we also exchanged 2.2 million shares of our common stock for $48.1 million of our Mandatory Convertible Subordinated Notes. The remaining $9.4 million of Mandatory Convertible Subordinated Notes were converted to 408,790 shares of common stock in January 2013.

On July 16, 2012, we concurrently closed on our underwritten public offerings of 4.4 million shares of Beazer common stock and 4.6 million 7.5% tangible equity units (TEUs) and received net proceeds of $171.4 million from these two offerings, after underwriting discounts, commissions and transaction expenses. Each TEU is comprised of a prepaid stock purchase contract and a senior amortizing note due July 15, 2015 (see Note 7 for discussion of the amortizing notes) which are legally separable and detachable. The prepaid stock purchase contracts will convert to Beazer Homes stock on July 15, 2015 based on the applicable settlement factor, as defined in the offering agreement, which will be between 1.40746 shares per unit and 1.72414 shares per unit. We have accounted for the prepaid stock purchase contracts as equity and recorded $88.4 million, the initial fair value of these contracts, based on the relative fair value method net of underwriting fees and other transaction costs, as additional paid in capital.

Common Stock Repurchases.  During fiscal 2013, 2012 and 2011, we did not repurchase any shares in the open market. Any future stock repurchases as allowed by our debt covenants must be approved by the Company's Board of Directors or its Finance Committee.

During fiscal 2013, 2012 and 2011, 6,147, 9,156 and 10,440 shares, respectively, were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock and restricted stock units under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $121,000 in fiscal 2013, $126,000 in fiscal 2012 and $170,000 in fiscal 2011.

Dividends.  The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2013, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid in fiscal 2013, 2012 and 2011.
Section 382 Rights Agreement. In February 2011, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation creating a protective amendment (the "Protective Amendment") designed to preserve the value of certain tax assets associated with net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986 and approved a Section 382 Rights Agreement adopted by our Board of Directors. These instruments were intended to act as deterrents to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.95% or more of the Company’s common stock and were scheduled to expire on November 12, 2013. In February 2013, the Company’s stockholders approved an extension of the Protective Amendment through November 12, 2016 and approved a new Section 382 Rights Agreement adopted by our Board of Directors which will become effective upon the expiration of the prior agreement.

(13) Retirement Plan and Incentive Awards

401(k) Retirement Plan.  We sponsor a 401(k) plan (the Plan). Substantially all employees are eligible for participation in the Plan after completing one calendar month of service with us. Participants may defer and contribute to the Plan from 1% to 80% of their salary with certain limitations on highly compensated individuals. We match 50% of the first 6% of the participant's contributions. The participant's contributions vest 100% immediately, while our contributions vest over five years. Our total contributions for the fiscal years ended September 30, 2013, 2012 and 2011 were approximately $1.1 million, $1.3 million and $1.5 million, respectively. During fiscal 2013, 2012 and 2011, participants forfeited $0.5 million, $0.3 million and $0.2 million, respectively, of unvested matching contributions.

Deferred Compensation Plan.  During fiscal 2002, we adopted the Beazer Homes USA, Inc. Deferred Compensation Plan (the DCP Plan). The DCP Plan is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP Plan allows the executives to defer current compensation on a pre-tax basis to a future year, up until termination of employment. The objectives of the DCP Plan are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding, and retaining executives. Participation in the DCP Plan is voluntary. Beazer Homes may voluntarily make a contribution to the participants' DCP accounts. Deferred compensation assets of $0.7 million and $1.1 million and deferred compensation liabilities of $2.3 million and $2.4 million as of September 30, 2013, and 2012, respectively, are included in other assets and other liabilities on the accompanying Consolidated Balance Sheets. The decrease in the deferred compensation assets and liabilities between fiscal 2012 and fiscal 2013 relates to employee elections to withdraw funds from the plan, forfeitures of matching contributions related to terminated employees and market losses on investments held within the plan. For the years ended September 30, 2013, 2012 and 2011, Beazer Homes contributed approximately $215,000, $205,000 and $197,000, respectively, to the DCP Plan.

Stock Incentive Plans.  During fiscal 2010, we adopted the 2010 Stock Incentive Plan (the 2010 Plan) because our 1999 Stock Incentive Plan (the 1999 Plan) had expired. At September 30, 2013, we had reserved approximately 0.9 million shares of common stock for issuance under our various stock incentive plans, of which approximately 0.3 million shares are available for future grants.

Stock Option and SSAR Awards.  We have issued various stock option and SSAR awards to officers and key employees under both the 2010 Plan and the 1999 Plan. Stock options have an exercise price equal to the fair market value of the common stock on the grant date, vest three years after the date of grant and may be exercised thereafter until their expiration, subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of stock options. Stock options granted prior to fiscal 2004, generally expire on the tenth anniversary from the date such options were granted. Beginning in fiscal 2004, newly granted stock options expire on the seventh or eighth anniversary from the date such options were granted. SSARs generally vest three years after the date of grant, have an exercise price equal to the fair market value of the common stock on the date of grant and are subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of SSARs. For the fiscal years ended September 30, 2013, 2012 and 2011, non-cash stock-based compensation expense for stock options and SSARs, included in G&A expenses, was $0.9 million, $1.5 million and $3.4 million, respectively.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. We used the following weighted-average assumptions for options granted::

	2013	2012	2011
Expected life of options	5.0 years	5.0 years	4.8 years
Expected volatility	46.15%	44.77%	51.70%
Expected discrete dividends	—	—	—
Weighted average risk-free interest rate	0.63%	0.90%	1.22%
Weighted average fair value	$5.48	$4.30	$10.50

We considered historic returns of our stock and the implied volatility of our publicly-traded options in determining expected volatility. We assumed no dividends would be paid since our Board of Directors has suspended payment of dividends indefinitely and payment of dividends is restricted under our Senior Note covenants. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant and we have relied upon a combination of the observed exercise behavior of our prior grants with similar characteristics, the vesting schedule of the current grants, and an index of peer companies with similar grant characteristics to determine the expected life of the options.

The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. At September 30, 2013, our SSARs/stock options outstanding had an intrinsic value of $1.5 million. The intrinsic value of SSARs/stock options vested and expected to vest in the future was $1.5 million. The SSARs/stock options vested and expected to vest in the future had a weighted average expected life of 2.6 years. The aggregate intrinsic value of exercisable SSARs/stock options as of September 30, 2013 was approximately $0.3 million.

The following table summarizes stock options and SSARs outstanding as of September 30 and activity during the fiscal years ended September 30:

	2013		2012		2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	429,973	$40.80	375,248	$48.85	515,671	$113.45
Granted	160,651	13.56	109,507	10.80	150,853	23.45
Exercised	(681)	10.80	—	—	—	—
Expired	(22,914)	47.65	(10,948)	82.51	(148,393)	270.10
Forfeited	(6,245)	17.93	(43,834)	24.13	(142,883)	25.45
Outstanding at end of period	560,784	$33.01	429,973	$40.80	375,248	$48.85
Exercisable at end of period	310,120	$48.73	247,588	$58.61	163,076	$64.65
Vested or expected to vest in the future	558,519	$33.09	428,597	$40.88	367,693	$49.30

The following table summarizes information about stock options and SSARs outstanding and exercisable at September 30, 2013:

	Stock Options/SSARs Outstanding			Stock Options/SSARs Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price

$1 - $20	357,297	5.74	$14.26	127,739	3.82	$17.18
$21 - $75	148,271	3.85	26.47	127,165	3.77	26.95
$76 - $150	—	—	—	—	—	—
$151 - $220	55,216	0.57	171.87	55,216	0.57	171.87
$1 - $220	560,784	4.73	$33.01	310,120	3.22	$48.73

Nonvested Stock Awards: Compensation cost arising from nonvested stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of September 30, 2013 and September 30, 2012, there was $1.0 million and $2.1 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at September 30, 2013 is expected to be recognized over a weighted average period of 1.2 years.

Compensation expense for the nonvested restricted stock awards totaled $2.0 million, $2.6 million and $3.8 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

During the fiscal year ended September 30, 2013, we issued 31,532 shares of performance-based restricted stock (Performance Shares) to our executive officers and certain corporate employees. Each Performance Share represents a contingent right to receive one share of the Company’s common stock if vesting is satisfied at the end of the three-year performance period. The number of shares that will vest at the end of the three-year performance period will depend upon the level to which the following two performance criteria are achieved 1) Beazer’s total shareholder return (TSR) relative to a group of peer companies and 2) the compound annual growth rate (CAGR) during the three-year performance period of Beazer common stock. The target number of Performance Shares that vest may be increased by up to 50% based on the level of achievement of the above criteria as defined in the award agreement. Payment for Performance Shares in excess of the target number (31,532) will be settled in cash. Any portion of the Performance Shares that do not vest at the end of the period will be forfeited. The grants of the performance-based, nonvested stock were valued using the Monte Carlo valuation method and had an estimated fair value of $5.02 per share, a portion of which is attributable to the potential cash-settled liability aspect of the grant which is included in Other Liabilities.
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
Activity relating to nonvested stock awards, including the Performance Shares for the fiscal years ended September 30, 2013, 2012 and 2011 is as follows:

	Year Ended September 30, 2013		Year Ended September 30, 2012		Year Ended September 30, 2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	323,335	$19.61	288,079	$33.85	367,997	$72.05
Granted	99,413	10.95	179,913	7.19	150,853	23.45
Vested	(126,124)	27.59	(88,497)	34.20	(82,740)	104.70
Returned (a)	—	—	—	—	(10,502)	342.80
Forfeited	(16,208)	30.57	(56,160)	29.97	(137,529)	58.50
End of period	280,416	$12.32	323,335	$19.61	288,079	$33.85

(a) Our former Chief Executive Offer returned 10,502 shares of unvested restricted stock in accordance with his consent agreement with the Securities and Exchange Commission.

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

	Fiscal Year Ended September 30,
(In thousands)	2013	2012	2011
Revenue
West	$547,636	$391,648	$233,133
East	483,685	402,466	343,826
Southeast	256,256	210,449	165,107
Pre-Owned	—	1,114	339
Continuing Operations	$1,287,577	$1,005,677	$742,405

	Fiscal Year Ended September 30,
(In thousands)	2013	2012	2011
Operating income (loss)
West	$59,084	$15,147	$(28,406)
East	40,670	9,152	11,611
Southeast	23,030	14,815	(2,740)
Pre-Owned	—	(229)	(724)
Segment total	122,784	38,885	(20,259)
Corporate and unallocated (a)	(95,523)	(100,943)	(111,986)
Total operating income (loss)	$27,261	$(62,058)	$(132,245)

	Fiscal Year Ended September 30,
(In thousands)	2013	2012	2011
Depreciation and amortization
West	$5,305	$4,980	$3,651
East	3,479	3,536	2,621
Southeast	1,683	1,710	885
Pre-Owned	—	330	69
Segment total	10,467	10,556	7,226
Corporate and unallocated (a)	2,317	2,954	3,027
Continuing Operations	$12,784	$13,510	$10,253

	Fiscal Year Ended September 30,
(In thousands)	2013	2012	2011
Capital Expenditures
West	$4,835	$3,031	$4,041
East	1,915	3,532	2,051
Southeast	1,311	1,814	1,631
Pre-Owned (b)	—	7,933	11,415
Corporate and unallocated	2,700	1,053	1,376
Consolidated total	$10,761	$17,363	$20,514

(In thousands)	September 30, 2013	September 30, 2012
Assets
West	$680,346	$618,805
East	369,937	320,404
Southeast	228,814	160,868
Corporate and unallocated (c)	707,692	882,141
Consolidated total	$1,986,789	$1,982,218

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

(b)	Capital expenditures represent the purchase of previously owned homes through May 2, 2012 and September 30, 2011, respectively.

(c)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other items that are not allocated to the segments.
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

Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
September 30, 2013
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$499,341	$6,324	$1,637	$(2,843)	$504,459
Restricted cash	47,873	1,105	—	—	48,978
Accounts receivable (net of allowance of $1,651)	—	22,339	3	—	22,342
Income tax receivable	2,813	—	—	—	2,813
Owned inventory	—	1,304,694	—	—	1,304,694
Consolidated inventory not owned	—	9,124	—	—	9,124
Investments in unconsolidated entities	773	44,224	—	—	44,997
Deferred tax assets, net	5,253	—	—	—	5,253
Property, plant and equipment, net	—	17,000	—	—	17,000
Investments in subsidiaries	123,600	—	—	(123,600)	—
Intercompany	1,088,949	—	2,747	(1,091,696)	—
Other assets	19,602	7,147	380	—	27,129
Total assets	$1,788,204	$1,411,957	$4,767	$(1,218,139)	$1,986,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$83,800	$—	$—	$83,800
Other liabilities	52,009	92,384	1,230	—	145,623
Intercompany	2,747	1,091,792	—	$(1,094,539)	—
Obligations related to land not owned under option agreements	—	4,633	—	—	4,633
Total debt (net of discounts of $5,160)	1,492,898	19,285	—	—	1,512,183
Total liabilities	1,547,654	1,291,894	1,230	$(1,094,539)	1,746,239
Stockholders’ equity	240,550	120,063	3,537	(123,600)	240,550
Total liabilities and stockholders’ equity	$1,788,204	$1,411,957	$4,767	$(1,218,139)	$1,986,789

Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
September 30, 2012
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$481,394	$8,215	$646	$(2,460)	$487,795
Restricted cash	252,900	360	—	—	253,260
Accounts receivable (net of allowance of $2,235)	—	24,594	5	—	24,599
Income tax receivable	6,372	—	—	—	6,372
Owned inventory	—	1,099,132	—	—	1,099,132
Consolidated inventory not owned	—	12,420	—	—	12,420
Investments in unconsolidated entities	773	41,305	—	—	42,078
Deferred tax assets, net	6,848	—	—	—	6,848
Property, plant and equipment, net	—	18,974	—	—	18,974
Investments in subsidiaries	63,120	—	—	(63,120)	—
Intercompany	969,425	—	3,001	(972,426)	—
Other assets	21,307	7,783	1,650	—	30,740
Total assets	$1,802,139	$1,212,783	$5,302	$(1,038,006)	$1,982,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$69,268	$—	$—	$69,268
Other liabilities	49,354	96,389	1,975	—	147,718
Intercompany	1,098	973,788	—	(974,886)	—
Obligations related to land not owned under option agreements	—	4,787	—	—	4,787
Total debt (net of discounts of $3,082)	1,489,440	8,758	—	—	1,498,198
Total liabilities	1,539,892	1,152,990	1,975	(974,886)	1,719,971
Stockholders’ equity	262,247	59,793	3,327	(63,120)	262,247
Total liabilities and stockholders’ equity	$1,802,139	$1,212,783	$5,302	$(1,038,006)	$1,982,218

Beazer Homes USA, Inc.
Consolidating Statement of Operations Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2013
Total revenue	$—	$1,287,577	$736	$(736)	$1,287,577
Home construction and land sales expenses	41,246	1,030,304	—	(736)	1,070,814
Inventory impairments and option contract abandonments	—	2,633	—	—	2,633
Gross (loss) profit	(41,246)	254,640	736	—	214,130
Commissions	—	52,922	—	—	52,922
General and administrative expenses	—	121,035	128	—	121,163
Depreciation and amortization	—	12,784	—	—	12,784
Operating (loss) income	(41,246)	67,899	608	—	27,261
Equity in loss of unconsolidated entities	—	(113)	—	—	(113)
Loss on extinguishment of debt	(4,636)	—	—	—	(4,636)
Other (expense) income, net	(59,458)	1,278	15	—	(58,165)
(Loss) income before income taxes	(105,340)	69,064	623	—	(35,653)
(Benefit from) provision for income taxes	(10,765)	7,058	218	—	(3,489)
Equity in loss of subsidiaries	62,411	—	—	(62,411)	—
(Loss) income from continuing operations	(32,164)	62,006	405	(62,411)	(32,164)
Loss from discontinued operations	—	(1,736)	32	—	(1,704)
Equity in loss of subsidiaries	(1,704)	—	—	1,704	—
Net (loss) income	$(33,868)	$60,270	$437	$(60,707)	$(33,868)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2012
Total revenue	$—	$1,005,677	$941	$(941)	$1,005,677
Home construction and land sales expenses	60,952	828,368	—	(941)	888,379
Inventory impairments and option contract abandonments	275	11,935	—	—	12,210
Gross (loss) profit	(61,227)	165,374	941	—	105,088
Commissions	—	43,585	—	—	43,585
General and administrative expenses	—	109,937	114	—	110,051
Depreciation and amortization	—	13,510	—	—	13,510
Operating (loss) income	(61,227)	(1,658)	827	—	(62,058)
Equity in loss of unconsolidated entities	—	304	—	—	304
Loss on extinguishment of debt	(45,097)	—	—	—	(45,097)
Other (expense) income, net	(71,474)	2,328	27	—	(69,119)
(Loss) income before income taxes	(177,798)	974	854	—	(175,970)
(Benefit from) provision for income taxes	(68,026)	27,380	299	—	(40,347)
Equity in loss of subsidiaries	(25,851)	—	—	25,851	—
(Loss) income from continuing operations	(135,623)	(26,406)	555	25,851	(135,623)
Loss from discontinued operations	—	(9,695)	(8)	—	(9,703)
Equity in loss of subsidiaries	(9,703)	—	—	9,703	—
Net (loss) income	$(145,326)	$(36,101)	$547	$35,554	$(145,326)

Beazer Homes USA, Inc.
 Consolidating Statement of Operations Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2011
Total revenue	$—	$742,405	$1,102	$(1,102)	$742,405
Home construction and land sales expenses	46,382	616,571	—	(1,102)	661,851
Inventory impairments and option contract abandonments	1,907	30,552	—	—	32,459
Gross (loss) profit	(48,289)	95,282	1,102	—	48,095
Commissions	—	32,711	—	—	32,711
General and administrative expenses	—	137,261	115	—	137,376
Depreciation and amortization	—	10,253	—	—	10,253
Operating (loss) income	(48,289)	(84,943)	987	—	(132,245)
Equity in income of unconsolidated entities	—	560	—	—	560
Loss on extinguishment of debt	(2,909)	—	—	—	(2,909)
Other (expense) income, net	(73,440)	11,145	71	—	(62,224)
(Loss) income before income taxes	(124,638)	(73,238)	1,058	—	(196,818)
(Benefit from) provision for income taxes	(46,540)	49,536	370	—	3,366
Equity in loss of subsidiaries	(122,086)	—	—	122,086	—
(Loss) income from continuing operations	(200,184)	(122,774)	688	122,086	(200,184)
Loss from discontinued operations	—	(4,672)	(3)	—	(4,675)
Equity in loss of subsidiaries	(4,675)	—	—	4,675	—
Net (loss) income	$(204,859)	$(127,446)	$685	$126,761	$(204,859)

Beazer Homes USA, Inc.
Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2013
Net cash (used in) provided by operating activities	$(89,306)	$(86,300)	$964	$—	$(174,642)
Cash flows from investing activities:
Capital expenditures	—	(10,761)	—	—	(10,761)
Investments in unconsolidated entities	—	(3,879)	—	—	(3,879)
Return of capital from unconsolidated entities	—	510	—	—	510
Increases in restricted cash	(3,460)	(1,330)	—	—	(4,790)
Decreases in restricted cash	208,487	585	—	—	209,072
Net cash provided by (used in) investing activities	205,027	(14,875)	—	—	190,152
Cash flows from financing activities:
Repayment of debt	(184,250)	(473)	—	—	(184,723)
Proceeds from issuance of new debt	397,082	—	—	—	397,082
Repayment of cash secured loans	(205,000)	—	—	—	(205,000)
Debt issuance costs	(5,548)	—	—	—	(5,548)
Settlement of unconsolidated entity debt obligations	—	(500)	—	—	(500)
Payments for other financing activities	(157)	—	—	—	(157)
Advances to/from subsidiaries	(99,901)	100,257	27	(383)	—
Net cash (used in) provided by financing activities	(97,774)	99,284	27	(383)	1,154
Increased (decrease) in cash and cash equivalents	17,947	(1,891)	991	(383)	16,664
Cash and cash equivalents at beginning of period	481,394	8,215	646	(2,460)	487,795
Cash and cash equivalents at end of period	$499,341	$6,324	$1,637	$(2,843)	$504,459

Beazer Homes USA, Inc.
Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2012
Net cash (used in) provided by operating activities	$(110,429)	$88,806	$778	$—	$(20,845)
Cash flows from investing activities:
Capital expenditures	—	(17,363)	—	—	(17,363)
Investments in unconsolidated entities	—	(2,407)	—	—	(2,407)
Return of capital from unconsolidated entities	—	610	—	—	610
Increases in restricted cash	(2,100)	(1,160)	—	—	(3,260)
Decreases in restricted cash	25,919	1,139	—	—	27,058
Net cash provided by (used in) investing activities	23,819	(19,181)	—	—	4,638
Cash flows from financing activities:
Repayment of debt	(289,063)	(1,324)	—	—	(290,387)
Proceeds from issuance of new debt	300,000	—	—	—	300,000
Repayment of cash secured loans	(20,000)	—	—	—	(20,000)
Debt issuance costs	(10,845)	—	—	—	(10,845)
Proceeds from issuance of common stock	60,340	—	—	—	60,340
Proceeds from issuance of TEU prepaid stock purchase contracts, net	88,361	—	—	—	88,361
Proceeds from issuance of TEU amortizing notes	23,500	—	—	—	23,500
Settlement of unconsolidated entity debt obligations	(15,862)	—	—	—	(15,862)
Payments for other financing activities	(1,508)	—	—	—	(1,508)
Dividends paid	2,300	—	(2,300)	—	—
Advances to/from subsidiaries	70,058	(70,574)	1,750	(1,234)	—
Net cash provided by (used in) financing activities	207,281	(71,898)	(550)	(1,234)	133,599
Increase (decrease) in cash and cash equivalents	120,671	(2,273)	228	(1,234)	117,392
Cash and cash equivalents at beginning of period	360,723	10,488	418	(1,226)	370,403
Cash and cash equivalents at end of period	$481,394	$8,215	$646	$(2,460)	$487,795
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2011
Net cash (used in) provided by operating activities	$(53,850)	$(126,090)	$1,004	$—	$(178,936)
Cash flows from investing activities:
Capital expenditures	—	(20,514)	—	—	(20,514)
Investments in unconsolidated entities	—	(1,924)	—	—	(1,924)
Increases in restricted cash	(249,728)	(1,111)	—	—	(250,839)
Decreases in restricted cash	11,832	1,149	—	—	12,981
Net cash used in investing activities	(237,896)	(22,400)	—	—	(260,296)
Cash flows from financing activities:
Repayment of debt	(214,005)	(1,371)	—	—	(215,376)
Proceeds from issuance of new debt	246,387	—	—	—	246,387
Proceeds from issuance of cash secured loans	247,368	—	—	—	247,368
Debt issuance costs	(5,172)	—	—	—	(5,172)
Payments for other financing activities	(693)	—	—	—	(693)
Dividends paid	850	—	(850)	—	—
Advances to/from subsidiaries	(153,113)	152,006	64	1,043	—
Net cash provided by (used in) financing activities	121,622	150,635	(786)	1,043	272,514
(Decrease) increase in cash and cash equivalents	(170,124)	2,145	218	1,043	(166,718)
Cash and cash equivalents at beginning of period	530,847	8,343	200	(2,269)	537,121
Cash and cash equivalents at end of period	$360,723	$10,488	$418	$(1,226)	$370,403

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
We have separately classified the results of operations of our discontinued operations in the accompanying consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of September 30, 2013 or September 30, 2012. Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of operations. The results of our discontinued operations in the consolidated statements of operations for the fiscal years ended September 30, 2013, 2012 and 2011 were as follows:

	Fiscal Year Ended September 30,
(In thousands)	2013	2012	2011
Total revenue	$288	$6,029	$42,806
Home construction and land sales expenses	(319)	6,057	38,157
Inventory impairments and lot option abandonments	17	579	2,906
Gross profit (loss)	590	(607)	1,743
Commissions	—	217	1,167
General and administrative expenses (a)	2,566	9,206	4,270
Depreciation and amortization	—	35	455
Operating loss	(1,976)	(10,065)	(4,149)
Other income (loss), net	77	(38)	(463)
Loss from discontinued operations before income taxes	(1,899)	(10,103)	(4,612)
(Benefit from) provision for income taxes	(195)	(400)	63
Loss from discontinued operations, net of tax	$(1,704)	$(9,703)	$(4,675)

(a)
General and administrative expenses for the fiscal year ended September 30, 2012 primarily includes expense for the wind-down of our NW Florida operations, legal fees and potential liability related to outstanding litigation and other matters in Denver, Colorado and legal fees and other expenses related to BMC's settlement agreements related to our prior mortgage operations.

(17) Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information:

(In thousands, except per share data)	Quarter Ended
Fiscal 2013	December 31	March 31	June 30	September 30
Total revenue	$246,902	$287,902	$314,439	$438,334
Gross profit (a)	36,084	43,885	54,115	80,046
Operating (loss) income	(3,601)	311	8,472	22,079
Net (loss) income from continuing operations (b)	(18,939)	(19,111)	(5,442)	11,328
Basic EPS from continuing operations	$(0.78)	$(0.78)	$(0.22)	$0.46
Diluted EPS from continuing operations	$(0.78)	$(0.78)	$(0.22)	$0.36

Fiscal 2012
Total revenue	$188,548	$191,643	$254,555	$370,931
Gross profit (a)	22,269	20,190	21,231	41,398
Operating loss	(16,699)	(17,694)	(21,155)	(6,510)
Net income (loss) from continuing operations (b)	698	(37,866)	(38,056)	(60,399)
Basic EPS from continuing operations	$0.05	$(2.41)	$(1.92)	$(2.57)
Diluted EPS from continuing operations	$0.04	$(2.41)	$(1.92)	$(2.57)

(a)	Gross profit in fiscal 2013 and 2012 includes inventory impairment and option contract abandonments as follows:

(In thousands)	Fiscal 2013	Fiscal 2012
1st Quarter	$204	$3,503
2nd Quarter	2,025	1,170
3rd Quarter	—	5,819
4th Quarter	404	1,718
	$2,633	$12,210

(b)	Net (loss) income from continuing operations in fiscal 2013 and 2012 includes loss on extinguishment of debt (as follows).

(In thousands)	Fiscal 2013	Fiscal 2012
1st Quarter	$—	$—
2nd Quarter	(3,638)	(2,747)
3rd Quarter	—	—
4th Quarter	(998)	(42,350)
	$(4,636)	$(45,097)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beazer Homes USA, Inc. and subsidiaries at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 7, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Beazer Homes USA, Inc. and subsidiaries as of September 30, 2013 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2013 and our report dated November 7, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 7, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013, at a reasonable assurance level.
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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2013, utilizing the criteria described in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of September 30, 2013. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of September 30, 2013. The effectiveness of our internal control over financial reporting as of September 30, 2013 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II - Item 8 - Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our proxy statement for our 2014 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2014.

Executive Officer Business Experience

ALLAN P. MERRILL.  Mr. Merrill, 47, joined us in May 2007 as Executive Vice President and Chief Financial Officer and currently serves as our President and Chief Executive Officer. Mr. Merrill was previously with Move, Inc. where he served as Executive Vice President of Corporate Development and Strategy beginning in October 2001. From April 2000 to October 2001, Mr. Merrill was president of Homebuilder.com, a division of Move, Inc. Mr. Merrill joined Move, Inc. following a 13-year tenure with the investment banking firm UBS (and its predecessor Dillon, Read & Co.), where he was a managing director and served most recently as co-head of the Global Resources Group, overseeing the construction and building materials, chemicals, forest products, mining and energy industry groups. Mr. Merrill is a member of the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University and the Homebuilding Community Foundation. He is a graduate of the University of Pennsylvania, Wharton School with a Bachelor of Science in Economics.

KENNETH F. KHOURY.  Mr. Khoury, 62, joined us in January 2009 as Executive Vice President and General Counsel and currently serves as our Executive Vice President, General Counsel, and Chief Administration Officer. Mr. Khoury was previously Executive Vice President and General Counsel of Delta Air Lines from September 2006 to November 2008. Practicing law for over 30 years, Mr. Khoury's career has included both private practice and extensive in-house counsel experience. Prior to Delta Air Lines, Mr. Khoury was Senior Vice President and General Counsel of Weyerhaeuser Corporation and spent 15 years with Georgia-Pacific Corporation, where he served as Vice President and Deputy General Counsel. He also spent five years at law firm White & Case in New York. He received a Bachelor of Arts degree from Rutgers College and a Juris Doctor from Fordham University School of Law.

ROBERT L. SALOMON.  Mr. Salomon, 53, joined us in February 2008 as Senior Vice President and Chief Accounting Officer and Controller and currently serves as our Executive Vice President, Chief Financial Officer and Chief Accounting Officer. Mr. Salomon was previously with the homebuilding company Ashton Woods Homes where he served as Chief Financial Officer and Treasurer since 1998. Previously, he served with homebuilder MDC Holdings, Inc. in financial management roles of increasing responsibility over a 6 year period. A Certified Public Accountant, Mr. Salomon has 29 years of financial management experience, 21 of which have been in the homebuilding industry. Mr. Salomon is a member of the American Institute of Certified Public Accountants and a graduate of the University of Iowa with a Bachelor of Business Administration.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our proxy statement for our 2014 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2014 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2014.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our proxy statement for our 2014 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2014.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our proxy statement for our 2014 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2014.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K.

(a)    1.     Financial Statements

2. Financial Statement Schedules

None required.

3.	Exhibits

All exhibits were filed under File No. 001-12822.

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
Certificate of Amendment, dated February 3, 2011, to the Amended and Restated Certificate of Incorporation of the Company, as amended - incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on February 8, 2011

3.4	—
Certificate of Amendment, dated October 11, 2012, to the Amended and Restated Certificate of Incorporation of the Company, as amended - incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on October 12, 2012

3.5	—
Certificate of Amendment, dated February 2, 2013, to the Amended and Restated Certificate of Incorporation of the Company, as amended - incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on February 5, 2013

3.6	—
Certificate of Amendment, dated November 6, 2013, to the Amended and Restated Certificate of Incorporation of the Company, as amended - incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on November 7, 2013

3.7	—	Fourth Amended and Restated Bylaws of the Company - incorporated herein by reference to Exhibit 3.3 of the Company's Form 10-K for the year ended September 30, 2010
4.1	—	Specimen Physical Common Stock Certificate of Beazer Homes USA, Inc. - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on October 12, 2012
4.2	—
Seventh Supplemental Indenture, dated as of January 9, 2006, to the Trust Indenture dated as of April 17, 2002 - incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K filed on January 17, 2006

4.3	—	Form of Senior Note due 2016 - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 8, 2006
4.4	—
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

4.6	—
Form of Junior Subordinated Indenture between the Company, JPMorgan Chase Bank, National Association, dated June 15, 2006 - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 21, 2006

4.7	—
Form of the Amended and Restated Trust Agreement among the Company, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association and certain individuals named therein as Administrative Trustees, dated June 15, 2006 - incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on June 21, 2006

4.8	—	Indenture, dated January 12, 2010, between the Company and the U.S. Bank National Association - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on January 12, 2010
4.9	—
First Supplemental Indenture, dated January 12, 2010, between the Company and the U.S. Bank National Association - incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on January 12, 2010

4.10	—	Form of 71/2% Mandatory Convertible Notes due 2013 - incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on January 12, 2010
4.11	—
Form of Senior Note due 2018 and Thirteenth Supplemental Indenture, dated May 20, 2010, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on May 20, 2010

4.12	—
Fourteenth Supplemental Indenture, dated November 12, 2010, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (includes the form of Note) - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on November 18, 2010

4.13	—
Fifteenth Supplemental Indenture, dated July 22, 2011, between the Company and U.S. Bank National Association, amending and supplementing the Thirteenth Supplemental Indenture, dated May 20, 2010, and the Fourteenth Supplemental Indenture, dated November 12, 2010 - incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2011

4.14	—
Section 382 Rights Agreement, dated as of November 12, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on November 16, 2010

4.15	—
First Amendment to Section 382 Rights Agreement, dated December 6, 2010, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on December 8, 2010

4.16	—
Purchase Contract Agreement dated July 16, 2012 between Beazer Homes USA, Inc. and U.S. Bank National Association - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on July 16, 2012

4.17	—
Sixteenth Supplemental Indenture dated July 16, 2012 between Beazer Homes USA, Inc. and U.S. Bank National Association - incorporated herein by reference to Exhibit 4.4 of the Company's Form 8-K filed on July 16, 2012

4.18	—
Indenture for 6.625% Senior Secured Notes due 2018, dated July 18, 2012 by and among the Company, the subsidiary guarantors party thereto, U.S. Bank National Association, as trustee, and Wilmington Trust, National Association, as Collateral Agent - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on July 19, 2012

4.19	—
Indenture for 7.250% Senior Secured Notes due 2023, dated February 1, 2013, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on February 5, 2013

4.20	—	Form of 7.250% Senior Secured Note due 2023 - incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on February 5, 2013
4.21	—
Indenture for 7.500% Senior Notes due 2021, dated September 30, 2013, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on October 1, 2013

4.22	—	Form of 7.500% Senior Note due 2021 - incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on October 1, 2013.
4.23	—
Registration Rights Agreement for 7.500% Senior Notes due 2021, dated September 30, 2013, by and among the Company, and the subsidiary guarantors party thereto, and Credit Suisse Securities (USA) LLC - incorporated herein by reference to Exhibit 4.3 of the Company's Form 8-K filed on October 1, 2013

4.24	—
Section 382 Rights Agreement, dated as of November 6, 2013, and effective as of November 12, 2013, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent - incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on November 7, 2013

10.1*	—	Non-Employee Director Stock Option Plan - incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K for the year ended September 30, 2003
10.2*	—	Amended and Restated 1999 Stock Incentive Plan - incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2008
10.3*	—	Second Amended and Restated Corporate Management Stock Purchase Program - incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-K for the year ended September 30, 2007
10.4*	—	Director Stock Purchase Program - incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the year ended September 30, 2004
10.5*	—	Form of Stock Option and Restricted Stock Award Agreement - incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-K for the year ended September 30, 2004
10.6*	—	Form of Stock Option Award Agreement - incorporated herein by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended September 30, 2004
10.7*	—	Form of Performance Shares Award Agreement, dated as of February 2, 2006 - incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-Q for the quarter ended March 31, 2006
10.8*	—	Form of Award Agreement, dated as of February 2, 2006 - incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-Q for the quarter ended March 31, 2006
10.9*	—	Form of Indemnification Agreement - incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 1, 2008

10.10*	—
2008 Beazer Homes USA, Inc. Deferred Compensation Plan, adopted effective January 1, 2008 - incorporated herein by reference to Exhibit 10.27 of the Company's Form 10-K for the fiscal year ended September 30, 2007

10.11*	—	Discretionary Employee Bonus Plan - incorporated herein by reference to Exhibit 10.28 of the Company's Form 10-K for the fiscal year ended September 30, 2007
10.12*	—	2010 Equity Incentive Plan - incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2010
10.13*	—
Form of 2010 Equity Incentive Plan Employee Award Agreement for Option and Restricted Stock Awards - incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2010

10.14*	—
Form of 2010 Equity Incentive Plan Director Award Agreement for Option and Restricted Stock Awards - incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2010

10.15*	—	Employment Agreement by and between the Company and Allan Merrill dated as of June 13, 2011 - incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K/A filed on August 29, 2011
10.16*	—	Employment Agreement by and between the Company and Robert L. Salomon dated as of June 13, 2011 - incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on August 29, 2011
10.17*	—	Employment Agreement by and between the Company and Kenneth F. Khoury dated as of June 13, 2011 - incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K filed on August 29, 2011
10.18*	—	Separation Agreement by and between Ian J. McCarthy and the Company dated as of June 12, 2011 - incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on June 14, 2011
10.19*	—	Release by Ian J. McCarthy to and in favor of the Company dated as of June 12, 2011 - incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on June 14, 2011
10.20*	—
Form of Employee Award Agreement for Option and Restricted Stock (Named Executive Officers) dated as of November 16, 2011 - incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed on November 22, 2011

10.21*	—	Form of Performance Cash Award Agreement (Named Executive Officers) - incorporated herein by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended December 31, 2012
10.22	—
Junior Subordinated Indenture between Beazer Homes USA, Inc. and Wilmington Trust Company, as trustee, dated as of January 15, 2010 - incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated January 21, 2010

10.23	—
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

10.25	—
First Amendment to the Delayed-Draw Term Loan Facility, dated as of November 16, 2010, by and between Beazer Homes USA, Inc. and Citibank, N.A. - incorporated herein by reference to Exhibit 10.2 of the Company's 8-K filed on August 9, 2012

10.26	—
First Amendment to the Delayed-Draw Term Loan Facility, dated as of November 16, 2010, by and between Beazer Homes USA, Inc. and Deutsche Bank AG Cayman Islands Branch - incorporated herein by reference to Exhibit 10.3 of the Company's 8-K filed on August 9, 2012

10.27	—
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
The following financial statements from Beazer Homes USA, Inc.’s Annual Report on Form 10-K for the period ended September 30, 2013, filed on November 7, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

* Represents a management contract or compensatory plan or arrangement

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
The following financial statements from Beazer Homes USA, Inc.’s Annual Report on Form 10-K for the period ended September 30, 2013, filed on November 7, 2013, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

(d) Financial Statement Schedules

Reference is made to Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 7, 2013	Beazer Homes USA, Inc.

		By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 7, 2013	By:		/s/ Brian C. Beazer
			Name:	Brian C. Beazer
Director and Non-Executive Chairman of the Board

Date:	November 7, 2013	By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
President and Chief Executive Officer

Date:	November 7, 2013	By:		/s/ Elizabeth S. Acton
			Name:	Elizabeth S. Acton
Director

Date:	November 7, 2013	By:		/s/ Laurent Alpert
			Name:	Laurent Alpert
Director

Date:	November 7, 2013	By:		/s/ Peter G. Leemputte
			Name:	Peter G. Leemputte
Director

Date:	November 7, 2013	By:		/s/ Norma Provencio
			Name:	Norma Provencio
Director

Date:	November 7, 2013	By:		/s/ Larry T. Solari
			Name:	Larry T. Solari
Director

Date:	November 7, 2013	By:		/s/ Stephen P. Zelnak
			Name:	Stephen P. Zelnak, Jr.
Director

Date:	November 7, 2013	By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer