Form 10-Q
period 2013-12-31
BEAZER HOMES USA INC
filed 2014-01-31
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding at January 29, 2014
Common Stock, $0.001 par value	25,359,450

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2013	September 30, 2013
ASSETS
Cash and cash equivalents	$382,560	$504,459
Restricted cash	49,155	48,978
Accounts receivable (net of allowance of $1,495 and $1,651, respectively)	21,074	22,342
Income tax receivable	2,813	2,813
Inventory
Owned inventory	1,374,987	1,304,694
Land not owned under option agreements	7,751	9,124
Total inventory	1,382,738	1,313,818
Investments in unconsolidated entities	47,424	44,997
Deferred tax assets, net	5,333	5,253
Property, plant and equipment, net	17,437	17,000
Other assets	24,299	27,129
Total assets	$1,932,833	$1,986,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$60,505	$83,800
Other liabilities	117,318	145,623
Obligations related to land not owned under option agreements	3,147	4,633
Total debt (net of discounts of $4,970 and $5,160 respectively)	1,516,255	1,512,183
Total liabilities	1,697,225	1,746,239
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 25,358,835 and 25,245,945 issued and outstanding, respectively)	25	25
Paid-in capital	846,361	846,165
Accumulated deficit	(610,778)	(605,640)
Total stockholders’ equity	235,608	240,550
Total liabilities and stockholders’ equity	$1,932,833	$1,986,789

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	December 31,
	2013	2012
Total revenue	$293,170	$246,902
Home construction and land sales expenses	238,469	210,614
Inventory impairments and option contract abandonments	31	204
Gross profit	54,670	36,084
Commissions	11,821	10,642
General and administrative expenses	28,410	26,328
Depreciation and amortization	2,907	2,715
Operating income (loss)	11,532	(3,601)
Equity in income of unconsolidated entities	319	36
Other expense, net	(15,757)	(15,627)
Loss from continuing operations before income taxes	(3,906)	(19,192)
Provision for (benefit from) income taxes	42	(253)
Loss from continuing operations	(3,948)	(18,939)
Loss from discontinued operations, net of tax	(1,190)	(1,449)
Net loss	$(5,138)	$(20,388)
Weighted average number of shares:
Basic and Diluted	25,009	24,294
Basic and Diluted loss per share:
Continuing Operations	$(0.16)	$(0.78)
Discontinued Operations	$(0.05)	$(0.06)
Total	$(0.21)	$(0.84)

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,138)	$(20,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,907	2,715
Stock-based compensation expense	609	784
Inventory impairments and option contract abandonments	31	221
Deferred and other income tax benefit	(19)	(102)
Provision for doubtful accounts	(156)	(51)
Equity in income of unconsolidated entities	(319)	(36)
Cash distributions of income from unconsolidated entities	56	200
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,424	1,166
Decrease in income tax receivable	—	3,859
Increase in inventory	(63,062)	(38,703)
Decrease in other assets	1,594	1,093
Decrease in trade accounts payable	(23,295)	(13,206)
Decrease in other liabilities	(28,366)	(24,982)
Other changes	(144)	(23)
Net cash used in operating activities	(113,878)	(87,453)
Cash flows from investing activities:
Capital expenditures	(3,200)	(1,772)
Investments in unconsolidated entities	(2,164)	(115)
Increases in restricted cash	(728)	(278)
Decreases in restricted cash	551	2,083
Net cash used in investing activities	(5,541)	(82)
Cash flows from financing activities:
Repayment of debt	(2,035)	(1,902)
Debt issuance costs	(32)	(1,136)
Settlement of unconsolidated entity debt obligation	—	(500)
Payments for other financing activities	(413)	(26)
Net cash used in financing activities	(2,480)	(3,564)
Decrease in cash and cash equivalents	(121,899)	(91,099)
Cash and cash equivalents at beginning of period	504,459	487,795
Cash and cash equivalents at end of period	$382,560	$396,696

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (Beazer Homes, Beazer or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. The results of our consolidated operations presented herein for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operations and other items. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (the 2013 Annual Report).
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
Inventory Valuation. We assess our inventory assets no less than quarterly for recoverability in accordance with the policies as described in Notes 1 and 4 to the consolidated financial statements in our 2013 Annual Report. Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. For those communities for which construction and development activities are expected to occur in the future or have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We record assets held for sale at the lower of the carrying value or fair value less costs to sell.
Other Liabilities. Other liabilities include the following:

(In thousands)	December 31, 2013	September 30, 2013
Income tax liabilities	$20,367	$20,170
Accrued warranty expenses	11,911	11,663
Accrued interest	20,060	33,372
Accrued and deferred compensation	11,354	25,579
Customer deposits	10,660	11,408
Other	42,966	43,431
Total	$117,318	$145,623

Recent Accounting Pronouncements. In April 2013, the FASB issued Accounting Standards Update (ASU) 2013-04, Liabilities
(ASU 2013-04), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for the Company beginning October 1, 2014 and subsequent interim periods. The adoption of ASU 2013-04 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists, (ASU 2013-11). ASU 2013-11 which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain defined exceptions. ASU 2013-11 is intended to end inconsistent practices regarding the presentation of a unrecognized tax benefits when a net operating loss (NOL), a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the disallowance of a tax position. ASU 2013-11 will be effective for the Company’s fiscal year beginning

October 1, 2014 and subsequent interim periods. Early and retrospective adoption is permitted. The adoption of ASU 2013-11 is not expected to have a material effect on our condensed consolidated financial statements.

(2) Supplemental Cash Flow Information

	Three Months Ended
	December 31,
(In thousands)	2013	2012
Supplemental disclosure of non-cash activity:
Decrease in obligations related to land not owned under option agreements	$(1,486)	$(1,162)
Land acquisitions for debt	5,400	—
Supplemental disclosure of cash activity:
Interest payments	43,778	39,024
Income tax payments	1	15
Tax refunds received	—	3,925

(3) Investments in Unconsolidated Entities
As of December 31, 2013, we participated in certain land development joint ventures and other unconsolidated entities in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated entities, the total equity and outstanding borrowings of these unconsolidated entities, and our guarantees of these borrowings, as of December 31, 2013 and September 30, 2013:

(In thousands)	December 31, 2013	September 30, 2013
Beazer’s investment in unconsolidated entities	$47,424	$44,997
Total equity of unconsolidated entities	387,913	385,040
Total outstanding borrowings of unconsolidated entities	96,549	85,938

For the three months ended December 31, 2013 and 2012, our income from unconsolidated entity activities, the impairments of our investments in certain of our unconsolidated entities, and the overall equity in income of unconsolidated entities is as follows:

	Three Months Ended
	December 31,
(In thousands)	2013	2012
Continuing operations:
Income from unconsolidated entity activity	$319	$36
Impairment of unconsolidated entity investment	—	—
Equity in income of unconsolidated entities - continuing operations	$319	$36

South Edge/Inspirada
The Company holds a minority (less than 10%) interest in Inspirada Builders LLC which was formed in connection with the bankruptcy and subsequent plan of reorganization of the South Edge joint venture. During the quarter ended December 31, 2011, we paid $15.9 million in connection with this plan of reorganization. Our right to acquire land in Las Vegas, Nevada from Inspirada is a component of our investment. As such, we have recorded an investment in Inspirada, which includes the $11.7 million we previously estimated for our future right to purchase land and our cash contributions to the joint venture, primarily for organization costs. In addition to our initial payment, we, as a member of the Inspirada joint venture, will have obligations for a portion of future infrastructure and other development costs which are currently estimated at $6.7 million. In the next several months, we expect to receive land for our investment in Inspirada; however, there are still uncertainties with respect to the development density related to the land we will receive, the products we will build on such land and the estimated selling prices of such homes. Because there are uncertainties with respect to development costs, in future periods, we may be required to record adjustments to the carrying value of this Inspirada investment as better information becomes available.

Pre-Owned Rental Homes
Effective May 3, 2012, we contributed $0.3 million in cash and our Pre-Owned Homes business at cost, including 190 homes in Arizona and Nevada, of which 187 were leased, for an initial 23.5% equity method investment in an unconsolidated real estate investment trust (the REIT). The Company also received grants of restricted units in the REIT, of which a portion vested during the year ended September 30, 2012. As of December 31, 2013, we held a 15.0% investment in the REIT.

Periodically we provide services including treasury operations, cash management, accounting and financial reporting support, legal services, human resources support, environmental and safety services, and tax support to the REIT on an as needed basis.
Guarantees
Historically, Beazer and our land development joint venture partners provide varying levels of guarantees of debt and other obligations for these unconsolidated entities. As of December 31, 2013 and September 30, 2013, we had no outstanding guarantees or other obligations related to our unconsolidated entities.
During the fiscal year ended September 30, 2013, we entered into a settlement agreement related to one repayment guarantee, paid $0.5 million to settle our liability and recognized the remaining $0.2 million as other income.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three months ended December 31, 2013 and 2012, we were not required to make any payments related to environmental indemnities.
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

(4) Inventory

(In thousands)	December 31, 2013	September 30, 2013
Homes under construction	$260,359	$262,476
Development projects in progress	611,736	578,453
Land held for future development	338,512	341,986
Land held for sale	59,924	31,331
Capitalized interest	61,836	52,562
Model homes	42,620	37,886
Total owned inventory	$1,374,987	$1,304,694

Homes under construction includes homes finished and ready for delivery and homes in various stages of construction. We had 133 ($33.4 million) and 113 ($30.7 million) substantially completed homes that were not subject to a sales contract (spec homes at December 31, 2013 and September 30, 2013, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale in Unallocated and Other as of December 31, 2013 includes land held for sale in the markets we have decided to exit including Charlotte, North Carolina and Detroit, Michigan. Total owned inventory, by reportable segment, is set forth in the table below:

(In thousands)	Projects in Progress	Held for Future Development	Land Held for Sale	Total Owned Inventory
December 31, 2013
West Segment	$351,217	$292,835	$19,791	$663,843
East Segment	320,416	25,491	29,337	375,244
Southeast Segment	212,435	20,186	8,501	241,122
Unallocated and Other	92,483	—	2,295	94,778
Total	$976,551	$338,512	$59,924	$1,374,987
September 30, 2013
West Segment	$339,319	$292,875	$16,572	$648,766
East Segment	331,894	25,491	3,833	361,218
Southeast Segment	178,624	23,620	8,208	210,452
Unallocated and Other	81,540	—	2,718	84,258
Total	$931,377	$341,986	$31,331	$1,304,694

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

As of December 31, 2013, one community in our West Segment was on our quarterly watch list. However, after additional financial and operational review, we determined that the factors contributing to profit margins below our threshold were temporary in nature and therefore the community was not subjected to further analysis.
In our impairment analyses for the quarter ended December 31, 2012, we assumed limited market improvements in some communities beginning in fiscal 2014 and continuing improvement in these communities in subsequent years. For any communities scheduled to close out in fiscal 2013, we did not assume any market improvements. The discount rate used may be different for each community and ranged from 10.9% to 13.0% for the quarter ended December 31, 2012. The following tables represent the results, by reportable segment, of our community level review of the recoverability of our inventory assets held for development as of December 31, 2013 and 2012. We have elected to aggregate our disclosure at the reportable segment level because we believe this level of disclosure is most meaningful to the readers of our financial statements. The aggregate undiscounted cash flow fair value as a percentage of book value for the communities represented below is consistent with our expectations given our “watch list” methodology.

($ in thousands)		Undiscounted Cash Flow Analyses Prepared
Segment	# of Communities on Watch List	# of Communities	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV
Quarter Ended December 31, 2013
West	1	—	$—	n/a
East	—	—	—	n/a
Southeast	—	—	—	n/a
Unallocated	—	—	—	n/a
Total	1	—	$—	n/a
Quarter Ended December 31, 2012
West	—	—	$—	n/a
East	3	3	9,588	107.0%
Southeast	1	1	5,257	128.6%
Unallocated	—	—	752	n/a
Total	4	4	$15,597	114.0%

There were no impairments recorded during the three months ended December 31, 2013 or 2012 related to our discounted cash flow analyses. The impairments on development projects and homes in process below for the quarter ended December 31, 2012 related to homes sold and in backlog with net contribution margins below a minimum threshold of profitability in communities that were not otherwise impaired through our discounted cash flow analysis.

Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. Market deterioration that exceeds our estimates may lead us to incur impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if markets deteriorate.
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

The following table sets forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the three months ended December 31, 2013 and 2012, as applicable:

	Three Months Ended December 31,
(In thousands)	2013	2012
Development projects and homes in process (Held for Development)
West	$—	$46
East	—	13
Southeast	—	—
Unallocated	—	—
Subtotal	$—	$59
Land Held for Sale
West	$—	$—
East	31	—
Southeast	—	—
Subtotal	$31	$—
Lot Option Abandonments
West	$—	$74
East	—	22
Southeast	—	49
Unallocated	—	—
Subtotal	$—	$145
Continuing Operations	$31	$204
Discontinued Operations
Held for Development	$—	$—
Land Held for Sale	—	17
Lot Option Abandonments	—	—
Subtotal	$—	$17
Total Company	$31	$221

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

The following provides a summary of our interests in lot option agreements as of December 31, 2013 and September 30, 2013:

(In thousands)	Deposits & Non-refundable Preacquisition Costs Incurred	Remaining Obligation	Land Not Owned Under Option Agreements
As of December 31, 2013
Consolidated VIEs	$4,604	$3,147	$7,751
Unconsolidated lot option agreements	39,697	358,897	—
Total lot option agreements	$44,301	$362,044	$7,751
As of September 30, 2013
Consolidated VIEs	$4,491	$4,633	$9,124
Unconsolidated lot option agreements	32,822	284,005	—
Total lot option agreements	$37,313	$288,638	$9,124

(5) Interest
Our ability to capitalize all interest incurred during the three months ended December 31, 2013 and 2012 has been limited by our inventory eligible for capitalization. The following table sets forth certain information regarding interest:

	Three Months Ended December 31,
(In thousands)	2013	2012
Capitalized interest in inventory, beginning of period	$52,562	$38,190
Interest incurred	32,441	28,418
Interest expense not qualified for capitalization and included as other expense	(16,032)	(16,211)
Capitalized interest amortized to house construction and land sales expenses	(7,135)	(8,475)
Capitalized interest in inventory, end of period	$61,836	$41,922

(6) Earnings Per Share

In computing diluted loss per share for the three months ended December 31, 2013 and 2012, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. For the quarter ended December 31, 2013, these excluded common stock equivalents included options/stock-settled appreciation rights (SSARs) to purchase 0.7 million shares of common stock, 0.3 million shares of nonvested restricted stock and 6.5 million shares issuable upon the conversion of our Tangible Equity Unit (TEU) prepaid stock purchase contracts (PSPs).

As of December 31, 2013, there were 4.6 million TEUs outstanding (including $14.2 million of amortizing notes). The PSPs related to the TEUs are scheduled to be settled in Beazer Homes' common stock on July 15, 2015. If on that date, our common stock price is (1) at or below $14.50 per share, the PSPs will convert to 1.72414 shares per unit, (2) at or above $17.75 per share, the PSPs will convert to 1.40746 shares per unit or (3) between $14.50 and $17.75 per share, the PSPs will convert to a number of shares of our common stock equal to $25.00 divided by the applicable market value of our common stock. If the remaining TEU PSPs were converted at the settlement factor under their agreement based on our current stock price, we would be required to issue approximately 6.5 million shares of common stock to the instrument holders upon conversion.

(7) Borrowings

At December 31, 2013 and September 30, 2013 we had the following long-term debt, net of discounts:

(In thousands)	Maturity Date	December 31, 2013	September 30, 2013
8 1/8% Senior Notes	June 2016	172,879	172,879
6 5/8% Senior Secured Notes	April 2018	300,000	300,000
9 1/8% Senior Notes	June 2018	298,000	298,000
9 1/8% Senior Notes	May 2019	235,000	235,000
7 1/2% Senior Notes	September 2021	200,000	200,000
7 1/4% Senior Notes	February 2023	200,000	200,000
TEU Senior Amortizing Notes	August 2015	14,227	16,141
Unamortized debt discounts		(4,970)	(5,160)
Total Senior Notes, net		1,415,136	1,416,860
Junior subordinated notes	July 2036	54,187	53,670
Cash Secured Loan	November 2017	22,368	22,368
Other secured notes payable	Various Dates	24,564	19,285
Total debt, net		$1,516,255	$1,512,183

Secured Revolving Credit Facility — In September 2012, we amended and expanded our Secured Revolving Credit Facility from $22 million to $150 million. The three-year amended Secured Revolving Credit Facility provides for future working capital and letter of credit needs collateralized by substantially all of the Company's personal property (excluding cash and cash equivalents) and real property. This facility is subject to various financial, collateral-based and negative covenants with which we are required to comply. As of December 31, 2013, we were in compliance with all such covenants and had $150 million of available borrowings under the Secured Revolving Credit Facility. We have elected to cash collateralize all letters of credit; however, as of December 31, 2013, we have also pledged approximately $1 billion of inventory assets to our Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of December 31, 2013 or September 30, 2013.
We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $220.0 million. As of December 31, 2013 and September 30, 2013, we have letters of credit outstanding of $24.7 million and $25.2 million, respectively, which are secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
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
The Company's Senior Notes are subject to indentures containing certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur additional indebtedness and to make certain investments. Specifically, all of our Senior Notes contain covenants that restrict our ability to incur additional indebtedness unless it is refinancing indebtedness or non-recourse indebtedness. The incurrence of refinancing indebtedness and non-recourse indebtedness, as defined in the applicable indentures, are exempted from the covenant test. As of December 31, 2013, we were not able to incur additional indebtedness, except refinancing or non-recourse indebtedness. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in all of our Senior Notes as of December 31, 2013.
Our Senior Notes due 2016 (the 2016 Notes) contain the most restrictive covenants, including the consolidated tangible net worth covenant, which states that should consolidated tangible net worth fall below $85 million for two consecutive quarters, the Company is required to make an offer to purchase 10% of the 2016 Notes at par. If triggered and fully subscribed, this could result in our having to purchase $27.5 million of the 2016 Notes, which may be reduced by certain 2016 Note repurchases (potentially at less than par) made in the open market after the triggering date. As of December 31, 2013 our consolidated tangible net worth was $210.1 million, well in excess of the minimum covenant requirement.
In September 2013, we issued and sold $200 million aggregate principal amount of 7.500% Senior Notes due 2021 (the 2021 Notes) at a price of 98.541% (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the 2021 Notes is payable semi-annually in cash in arrears, beginning on March 15, 2014. The 2021 Notes will mature on September 15, 2021. Prior to maturity, we may, at our option, redeem the 2021 Notes at any time, in whole or in part, at specified redemption prices, which also include a customary make-whole premium provision through September 15, 2016. In January 2014, we called for the exchange of the 2021 Notes for notes that will be freely transferable and registered under the Securities Act of 1933.
In February 2013, we issued and sold $200 million aggregate principal amount of 7.25% Senior Notes due 2023 (the 2023 Notes) at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the 2023 Notes is payable semi-annually in cash in arrears, beginning August 1, 2013. The 2023 Notes will mature on February 1, 2023. Prior to maturity, we may, at our option, redeem the 2023 Notes at any time, in whole or in part, at specified redemption prices, which also include a customary make-whole premium provision through August 1, 2018. In August 2013, we exchanged 100% of the 2023 Notes for notes that are freely transferable and registered under the Securities Act of 1933.
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
During the fiscal year ended September 30, 2013, we used a portion of the net cash proceeds from the 2023 Notes offering to redeem all of our outstanding 6.875% Senior Notes due 2015 (the 2015 Notes). The 2015 Notes were redeemed at 101.146% of the principal amount, plus accrued and unpaid interest. During fiscal 2013, we also repurchased $2 million of our outstanding 9.125% Senior Notes due 2018 in open market transactions. These transactions resulted in a loss on debt extinguishment of $3.6 million, net of unamortized discounts and debt issuance costs recognized in the quarter ended March 31, 2013. All Senior Notes redeemed/repurchased by the Company were canceled.
Senior Notes: Tangible Equity Units — In July 2012, we issued 4.6 million 7.5% TEUs (the 2012 TEUs), which were comprised of prepaid stock purchase contracts (PSPs) and senior amortizing notes. As the two components of the TEUs are legally separate and detachable, we have accounted for the two components as separate items for financial reporting purposes and valued them based on their relative fair value at the date of issuance. The amortizing notes are unsecured senior obligations and rank equally with all of our other unsecured indebtedness. Outstanding notes pay quarterly installments of principal and interest through maturity. The PSPs were originally accounted for as equity (additional paid in capital) at the initial fair value of these contracts based on the relative fair value method. The PSPs related to the 2012 TEUs are scheduled to be settled in Beazer Homes' common stock on July 15, 2015. See Note 7 for more information related to this future PSP settlement.
Junior Subordinated Notes — $103.1 million of unsecured junior subordinated notes mature on July 30, 2036, are redeemable at par and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a variable interest rate as defined in the junior subordinated notes agreement. The obligations relating to these notes and the related securities are subordinated to our Secured Revolving Credit Facility and Senior Notes. In January 2010, we modified the terms of $75 million of these notes and recorded these notes at their estimated fair value. Over the remaining life of the notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of December 31, 2013, the unamortized accretion was $46.6 million and will be amortized over the remaining life of the notes.
As of December 31, 2013, we were in compliance with all covenants under our Junior Notes.
Cash Secured Loans — We have two separate loan facilities, totaling $22.4 million outstanding as of December 31, 2013. Borrowing under the cash secured loan facilities will replenish cash used to repay or repurchase the Company’s debt and would be considered “refinancing indebtedness” under certain of the Company’s existing indentures and debt covenants. However, because the loans are fully collateralized by cash equal to the loan amount, the loans do not provide liquidity to the Company.
The loans mature in November 2017, however, the lenders of these facilities may put the outstanding loan balances to the Company at the two or four year anniversaries of the loans. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our unaudited condensed consolidated balance sheet as of

December 31, 2013 and September 30, 2013. The cash secured loan has an interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing. During the fiscal year ended September 30, 2013, we repaid $205 million of the outstanding cash secured term loans and recognized a $1 million loss on debt extinguishment in the quarter ended September 30, 2013, primarily related related to the unamortized discounts and debt issuance costs related to these loans.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of December 31, 2013 and September 30, 2013, we had outstanding notes payable of $24.6 million and $19.3 million respectively, primarily related to land acquisitions. These notes payable have varying expiration dates between 2014 and 2019 and have a weighted average fixed rate of 4.02% at December 31, 2013. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

(8) Income Taxes
For the three months ended December 31, 2013 and 2012, our non-cash tax provision/benefit from continuing operations primarily related to a change in our prior year's recognized tax benefits.
As of December 31, 2013 and September 30, 2013, we had $2.7 million and $2.6 million of accrued interest and penalties related to our unrecognized tax benefits, respectively.
In the normal course of business, we are subject to audits by federal and state tax authorities. Our federal income tax returns for fiscal years 2007 through 2010 are under Internal Revenue Service (IRS) appeal. Our federal income tax returns for fiscal years 2011 through 2012 and certain state income tax returns for various fiscal years are under routine examination. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2007 and subsequent years. The final outcome of these appeals and examinations are not yet determinable and therefore the change in our unrecognized tax benefits that could occur within the next 12 months cannot be estimated at this time.

Based upon an evaluation of all available evidence, we established a valuation allowance for substantially all of our deferred tax assets during fiscal 2008. As of December 31, 2013, we continued our evaluation of whether the valuation allowance against our deferred tax assets was still required. We considered positive evidence including evidence of recovery in the housing markets where we operate, the prospects of continued profitability and growth, a strong backlog and sufficient balance sheet liquidity to sustain and grow operations. Although the Company’s performance and current positioning is bringing it closer to a conclusion that a valuation allowance is no longer needed, further evidence of sustained profitability is needed to reverse our valuation allowance against our deferred tax assets. Therefore, based upon all available positive and negative evidence, we concluded a valuation allowance is still needed for substantially all of our gross deferred tax assets at December 31, 2013. The Company's deferred tax asset valuation allowance was $489.0 million and $487.3 million as of December 31, 2013 and September 30, 2013, respectively. In future periods, we expect to reduce all or a portion of our valuation allowance, generating a non-cash tax benefit, if sufficient positive evidence is present indicating that more likely than not a portion or all of our deferred tax assets will be realized. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.

Further, we experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code (Section 382) as of January 12, 2010. Section 382 contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards (NOLs) and certain built-in losses or deductions recognized during the five-year period after the ownership change to offset future taxable income. Therefore, our ability to utilize our pre-ownership change net operating loss carryforwards and recognize certain built-in losses or deductions is limited by Section 382 to an estimated maximum amount of approximately $11.4 million ($4 million tax-effected) annually. Certain deferred tax assets are not subject to any limitation imposed. Due to the Section 382 limitation and the maximum carryforward period of our NOLs, we will be unable to fully recognize certain deferred tax assets. As future economic conditions unfold, we will be able to confirm that certain deferred tax assets will not provide any future tax benefit. At such time, we will accordingly remove any deferred tax asset and corresponding valuation allowance.

Accordingly, a portion of our $548.6 million of total gross deferred tax assets related to accrued losses on our inventory may be unavailable due to the limitation imposed by Section 382. As of December 31, 2013, we estimate that between $50.9 million and $88.4 million may be unavailable due to our Section 382 limitation. As a result, upon the resumption of sustained profitability and reversal of our valuation allowance, between $405.9 million and $443.4 million of our net deferred tax assets may be available to us for the reduction of future cash taxes. The actual realization of our deferred tax assets is difficult to predict and will be dependent on future events.

Considering the limitation imposed by Section 382, the table below depicts the classifications of our deferred tax assets:

(In thousands)	December 31, 2013
Deferred tax assets:
Subject to annual limitation	$98,232
Generally not subject to annual limitation	361,951
Certain components likely to be subject to annual limitation	88,437
Total deferred tax assets	548,620
Deferred tax liabilities	(54,257)
Net deferred tax assets before valuation allowance	494,363
Valuation allowance	(489,030)
Net deferred tax assets	$5,333

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
As a result of our quarterly analyses, we adjust our estimated warranty liabilities, if required. While we believe our warranty reserves are adequate as of December 31, 2013, historical data and trends may not accurately predict actual warranty costs or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows:

	Three Months Ended
	December 31,
(In thousands)	2013	2012
Balance at beginning of period	$11,663	$15,477
Accruals for warranties issued	1,123	1,428
Changes in liability related to warranties existing in prior periods	1,743	(1,302)
Payments made	(2,618)	(1,261)
Balance at end of period	$11,911	$14,342

Litigation
As disclosed in prior SEC filings, we operated Beazer Mortgage Corporation (BMC) from 1998 through February 2008 to offer mortgage financing to buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold these loans to investors. In general underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. From time to time we have received claims from institutions which have acquired certain of these mortgages demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. We have been able to resolve these claims for amounts that are not material to our consolidated financial position or results of operation. We currently have an insignificant number of such claims outstanding for which we believe we have no liability. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors, although, at this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial position or results of operations. As of December 31, 2013, no liability has been recorded for any such additional claims as such exposure is not both probable and reasonably estimable.
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
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it had resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $16.6 million has been paid as of December 31, 2013 and an additional $4.5 million has been recorded as a liability at December 31, 2013. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
In 2006, we received two Administrative Orders issued by the New Jersey Department of Environmental Protection. The Orders allege certain violations of wetlands disturbance permits and assess proposed fines of $630,000 and $678,000, respectively. Although we believe that we have significant defenses to the alleged violations, we reached a settlement with the Department, through an Administrative Consent Order (the “ACO”). Pursuant to the ACO, we agreed to pay a penalty of $125,000 and donate a 35-acre parcel of land to a local soil conservation district (or make an additional $250,000 payment if the parcel cannot be conveyed). We have paid the $125,000 penalty and are in the process of completing actions that will allow us to convey the 35-acre donation parcel.
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
We have accrued $21.4 million and $19.9 million in other liabilities related to litigation and other matters, excluding warranty, as of December 31, 2013 and September 30, 2013, respectively.
We had outstanding letters of credit and performance bonds of approximately $24.7 million and $176.5 million, respectively, at December 31, 2013 related principally to our obligations to local governments to construct roads and other improvements in various developments. We have no outstanding letters of credit relating to our land option contracts as of December 31, 2013.

(10) Fair Value Measurements
As of December 31, 2013, we had no assets or liabilities in our unaudited condensed consolidated balance sheets that were required to be measured at fair value on a recurring basis. Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.
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
The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the three months ended December 31, 2013 and 2012:

(In thousands)	Level 1	Level 2	Level 3	Total
Three Months Ended December 31, 2013
Land held for sale	—	—	$3,536	$3,536
Three Months Ended December 31, 2012
Land held for sale	—	—	$—	$—
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
Obligations related to land not owned under option agreements approximate fair value. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

(In thousands)	As of December 31, 2013		As of September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,415,136	$1,511,651	$1,416,860	$1,469,904
Junior Subordinated Notes	54,187	54,187	53,670	53,670
	$1,469,323	$1,565,838	$1,470,530	$1,523,574

The estimated fair value shown above for our publicly-held Senior Notes has been determined using quoted market rates (Level 2). Since there is no trading market for our junior subordinated notes, the fair value of these notes is estimated by discounting scheduled cash flows through maturity (Level 3). The discount rate is estimated using market rates currently being offered on loans with similar terms and credit quality. Judgment is required in interpreting market data to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.

(11) Stock-based Compensation
For the three months ended December 31, 2013, our total stock-based compensation, included in general and administrative expenses (G&A), was approximately $0.6 million ($0.5 million net of tax). The fair value of each option/stock-based stock appreciation right (SSAR) grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance-based, nonvested stock grant is estimated on the date of grant using the Monte Carlo valuation method. The cash-settled component of any awards granted to employees are accounted for as a liability award and the liability is adjusted to fair value each reporting period until vested. Non-performance based, nonvested stock is valued based on the market price of the common stock on the date of the grant.
During the three months ended December 31, 2013 and 2012, employees surrendered 21,693 and 1,306 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $413,000 and $19,000 for the three months ended December 31, 2013 and 2012, respectively.

Stock Options: We used the following weighted-average assumptions for our options granted during the three months ended December 31, 2013:

Expected life of options	5.1 years
Expected volatility	45.99%
Expected discrete dividends	—
Weighted average risk-free interest rate	1.42%
Weighted average fair value	$7.97

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
The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. At December 31, 2013, our SSAR/stock options outstanding had an intrinsic value of $4.5 million. The intrinsic value of SSARs/stock options vested and expected to vest in the future was $4.5 million. The SSARS/stock options vested and expected to vest in the future had a weighted average expected life of 2.9 years. The aggregate intrinsic value of exercisable SSARs/stock options as of December 31, 2013 was $2.0 million.
The following table summarizes stock options and SSARs outstanding as of December 31, 2013, as well as activity during the three months then ended:

	Three Months Ended
	December 31, 2013
	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	560,784	$33.01
Granted	161,010	19.11
Exercised	(106)	10.80
Forfeited	(561)	15.23
Outstanding at end of period	721,127	$29.92
Exercisable at end of period	416,917	$39.93
Vested or expected to vest in the future	715,768	$30.02

Nonvested Stock Awards: Compensation cost arising from nonvested stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of December 31, 2013 and September 30, 2013, there was $2.7 million and $1.0 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at December 31, 2013 is expected to be recognized over a weighted average period of 1.8 years.
During the three months ended December 31, 2013, we issued 28,690 shares of performance-based restricted stock (Performance Shares) to our executive officers and certain corporate employees. Each Performance Share represents a contingent right to receive one share of the Company’s common stock if vesting is satisfied at the end of the three-year performance period. The number of shares that will vest at the end of the three-year performance period will depend upon the level to which the following two performance criteria are achieved (1) Beazer’s total shareholder return (TSR) relative to a group of peer companies and (2) the compound annual growth rate (CAGR) during the three-year performance period of Beazer common stock. The target number of Performance Shares that vest may be increased by up to 50% based on the level of achievement of the above criteria as defined in the applicable award agreement. Payment for Performance Shares in excess of the target number (28,690) will be settled in cash. Any portion of the Performance Shares that do not vest at the end of the period will be forfeited. The grants of the performance-based, nonvested stock were valued using the Monte Carlo valuation method and had an estimated fair value of $15.90 per share, a portion of which is attributable to the potential cash-settled liability aspect of the grant which is included in Other Liabilities.

A Monte Carlo simulation model requires the following inputs: (1) expected dividend yield on the underlying stock, (2) expected price volatility of the underlying stock, (3) risk-free interest rate for the period corresponding with the expected term of the award and (4) fair value of the underlying stock. For the Company and each member of the peer group, the following inputs were used, as applicable, in the Monte Carlo simulation model to determine the fair value as of the grant date for the Performance Shares: 0% dividend yield for the Company, expected price volatility ranging from 35.0% to 59.1% and a risk-free interest rate of 0.66%. The methodology used to determine these assumptions is similar to that for the Black-Scholes Model used for stock option grants discussed above; however the expected term is determined by the model in the Monte Carlo simulation.
Activity relating to nonvested stock awards, including the Performance Shares for the three months ended December 31, 2013 is as follows:

	Three Months Ended
	December 31, 2013
	Shares	Weighted Average Grant Date Fair Value
Beginning of period	280,416	$12.32
Granted	135,567	17.53
Vested	(102,038)	16.64
Forfeited	(1,090)	10.77
End of period	312,855	$13.18

(12) Segment Information
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
West: Arizona, California, Nevada and Texas
East: Delaware, Indiana, Maryland, New Jersey, New York, Pennsylvania, Tennessee (Nashville) and Virginia
Southeast: Florida, Georgia, North Carolina (Raleigh) and South Carolina
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding, land sale and other revenues less home construction, land development and land sales expense, commission expense, depreciation and amortization and certain general and administrative expenses which are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are those described in Note 1 above and Note 1 to our consolidated financial statements in our 2013 Annual Report.

	Three Months Ended
	December 31,
(In thousands)	2013	2012
Revenue
West	$122,576	$110,126
East	107,589	96,539
Southeast	63,005	40,237
Total revenue	$293,170	$246,902

	Three Months Ended
	December 31,
(In thousands)	2013	2012
Operating income (loss)
West	$15,762	$8,358
East	8,235	6,188
Southeast	5,628	2,330
Segment total	29,625	16,876
Corporate and unallocated (a)	(18,093)	(20,477)
Total operating income (loss)	$11,532	$(3,601)

	Three Months Ended
	December 31,
(In thousands)	2013	2012
Depreciation and amortization
West	$1,382	$1,022
East	692	683
Southeast	391	318
Segment total	2,465	2,023
Corporate and unallocated (a)	442	692
Depreciation and amortization - continuing operations	$2,907	$2,715

	Three Months Ended
	December 31,
(In thousands)	2013	2012
Capital Expenditures
West	$1,102	$815
East	1,367	231
Southeast	446	24
Corporate and unallocated	285	702
Consolidated total	$3,200	$1,772

(In thousands)	December 31, 2013	September 30, 2013
Assets
West	$691,337	$680,346
East	384,620	369,937
Southeast	256,317	228,814
Corporate and unallocated (b)	600,559	707,692
Consolidated total	$1,932,833	$1,986,789

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

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
December 31, 2013
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$388,595	$69	$1,534	$(7,638)	$382,560
Restricted cash	48,268	887	—	—	49,155
Accounts receivable (net of allowance of $1,495)	—	21,072	2	—	21,074
Income tax receivable	2,813	—	—	—	2,813
Owned inventory	—	1,374,987	—	—	1,374,987
Consolidated inventory not owned	—	7,751	—	—	7,751
Investments in unconsolidated entities	773	46,651	—	—	47,424
Deferred tax assets, net	5,333	—	—	—	5,333
Property, plant and equipment, net	—	17,437	—	—	17,437
Investments in subsidiaries	141,371	—	—	(141,371)	—
Intercompany	1,163,078	—	2,417	(1,165,495)	—
Other assets	18,367	5,642	290	—	24,299
Total assets	$1,768,598	$1,474,496	$4,243	$(1,314,504)	$1,932,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$60,505	$—	$—	$60,505
Other liabilities	38,882	77,360	1,076	—	117,318
Intercompany	2,417	1,170,716	—	(1,173,133)	—
Obligations related to land not owned under option agreements	—	3,147	—	—	3,147
Total debt (net of discounts of $4,970)	1,491,691	24,564	—	—	1,516,255
Total liabilities	1,532,990	1,336,292	1,076	$(1,173,133)	1,697,225
Stockholders’ equity	235,608	138,204	3,167	(141,371)	235,608
Total liabilities and stockholders’ equity	$1,768,598	$1,474,496	$4,243	$(1,314,504)	$1,932,833

Beazer Homes USA, Inc.

Unaudited Consolidating Balance Sheet Information
September 30, 2013
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$499,341	$6,324	$1,637	$(2,843)	$504,459
Restricted cash	47,873	1,105	—	—	48,978
Accounts receivable (net of allowance of $1,651)	—	22,339	3	—	22,342
Income tax receivable	2,813	—	—	—	2,813
Owned inventory	—	1,304,694	—	—	1,304,694
Consolidated inventory not owned	—	9,124	—	—	9,124
Investments in unconsolidated entities	773	44,224	—	—	44,997
Deferred tax assets, net	5,253	—	—	—	5,253
Property, plant and equipment, net	—	17,000	—	—	17,000
Investments in subsidiaries	123,600	—	—	(123,600)	—
Intercompany	1,088,949	—	2,747	(1,091,696)	—
Other assets	19,602	7,147	380	—	27,129
Total assets	$1,788,204	$1,411,957	$4,767	$(1,218,139)	$1,986,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$83,800	$—	$—	$83,800
Other liabilities	52,009	92,384	1,230	—	145,623
Intercompany	2,747	1,091,792	—	(1,094,539)	—
Obligations related to land not owned under option agreements	—	4,633	—	—	4,633
Total debt (net of discounts of $5,160)	1,492,898	19,285	—	—	1,512,183
Total liabilities	1,547,654	1,291,894	1,230	$(1,094,539)	1,746,239
Stockholders’ equity	240,550	120,063	3,537	(123,600)	240,550
Total liabilities and stockholders’ equity	$1,788,204	$1,411,957	$4,767	$(1,218,139)	$1,986,789

Beazer Homes USA, Inc.

Unaudited Consolidating Statement of Operations Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2013
Total revenue	$—	$293,170	$80	$(80)	$293,170
Home construction and land sales expenses	7,135	231,414	—	(80)	238,469
Inventory impairments and option contract abandonments	—	31	—	—	31
Gross (loss) profit	(7,135)	61,725	80	—	54,670
Commissions	—	11,821	—	—	11,821
General and administrative expenses	—	28,383	27	—	28,410
Depreciation and amortization	—	2,907	—	—	2,907
Operating (loss) income	(7,135)	18,614	53	—	11,532
Equity in income of unconsolidated entities	—	319	—	—	319
Other (expense) income, net	(16,032)	278	(3)	—	(15,757)
(Loss) income before income taxes	(23,167)	19,211	50	—	(3,906)
Provision for (benefit from) income taxes	141	(117)	18	—	42
Equity in income of subsidiaries	19,360	—	—	(19,360)	—
(Loss) income from continuing operations	(3,948)	19,328	32	(19,360)	(3,948)
Loss from discontinued operations	—	(1,187)	(3)	—	(1,190)
Equity in loss of subsidiaries	(1,190)	—	—	1,190	—
Net (loss) income	$(5,138)	$18,141	$29	$(18,170)	$(5,138)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2012
Total revenue	$—	$246,902	$217	$(217)	$246,902
Home construction and land sales expenses	8,475	202,356	—	(217)	210,614
Inventory impairments and option contract abandonments	—	204	—	—	204
Gross (loss) profit	(8,475)	44,342	217	—	36,084
Commissions	—	10,642	—	—	10,642
General and administrative expenses	—	26,301	27	—	26,328
Depreciation and amortization	—	2,715	—	—	2,715
Operating (loss) income	(8,475)	4,684	190	—	(3,601)
Equity in income of unconsolidated entities	—	36	—	—	36
Other (expense) income, net	(16,211)	580	4	—	(15,627)
(Loss) income before income taxes	(24,686)	5,300	194	—	(19,192)
(Benefit from) provision for income taxes	(437)	94	90	—	(253)
Equity in income of subsidiaries	5,310	—	—	(5,310)	—
(Loss) income from continuing operations	(18,939)	5,206	104	(5,310)	(18,939)
Loss (income) from discontinued operations	—	(1,491)	42	—	(1,449)
Equity in loss of subsidiaries	(1,449)	—	—	1,449	—
Net (loss) income	$(20,388)	$3,715	$146	$(3,861)	$(20,388)

Beazer Homes USA, Inc.
 Unaudited Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2013
Net cash used in operating activities	$(37,161)	$(76,683)	$(34)	$—	$(113,878)
Cash flows from investing activities:
Capital expenditures	—	(3,200)	—	—	(3,200)
Investments in unconsolidated entities	—	(2,164)	—	—	(2,164)
Increases in restricted cash	(433)	(295)	—	—	(728)
Decreases in restricted cash	39	512	—	—	551
Net cash used in investing activities	(394)	(5,147)	—	—	(5,541)
Cash flows from financing activities:
Repayment of debt	(1,913)	(122)	—	—	(2,035)
Debt issuance costs	(32)	—	—	—	(32)
Advances to/from subsidiaries	(70,833)	75,697	(69)	(4,795)	—
Payments for other financing activities	(413)	—	—	—	(413)
Net cash (used in) provided by financing activities	(73,191)	75,575	(69)	(4,795)	(2,480)
Decrease in cash and cash equivalents	(110,746)	(6,255)	(103)	(4,795)	(121,899)
Cash and cash equivalents at beginning of period	499,341	6,324	1,637	(2,843)	504,459
Cash and cash equivalents at end of period	$388,595	$69	$1,534	$(7,638)	$382,560
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2012
Net cash provided by (used in) operating activities	$315	$(87,817)	$49	$—	$(87,453)
Cash flows from investing activities:
Capital expenditures	—	(1,772)	—	—	(1,772)
Investments in unconsolidated entities	—	(115)	—	—	(115)
Increases in restricted cash	(132)	(146)	—	—	(278)
Decreases in restricted cash	1,958	125	—	—	2,083
Net cash provided by (used in) investing activities	1,826	(1,908)	—	—	(82)
Cash flows from financing activities:
Repayment of debt	(1,861)	(41)	—	—	(1,902)
Settlement of unconsolidated entity debt obligations	—	(500)	—	—	(500)
Debt issuance costs	(1,136)	—	—	—	(1,136)
Advances to/from subsidiaries	(81,834)	82,982	(96)	(1,052)	—
Payments for other financing activities	(26)	—	—	—	(26)
Net cash (used in) provided by financing activities	(84,857)	82,441	(96)	(1,052)	(3,564)
Decrease in cash and cash equivalents	(82,716)	(7,284)	(47)	(1,052)	(91,099)
Cash and cash equivalents at beginning of period	481,394	8,215	646	(2,460)	487,795
Cash and cash equivalents at end of period	$398,678	$931	$599	$(3,512)	$396,696

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
We have classified the results of operations of our discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of December 31, 2013 or September 30, 2013. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of operations. The results of our discontinued operations in the unaudited condensed consolidated statements of operations for the three months ended December 31, 2013 and 2012 were as follows:

	Three Months Ended
	December 31,
(In thousands)	2013	2012
Total revenue	$464	$96
Home construction and land sales expenses	1,455	94
Inventory impairments and lot option abandonments	—	17
Gross loss	(991)	(15)
General and administrative expenses	189	1,525
Operating loss	(1,180)	(1,540)
Other income, net	—	69
Loss from discontinued operations before income taxes	(1,180)	(1,471)
Provision for (benefit from) income taxes	10	(22)
Loss from discontinued operations, net of tax	$(1,190)	$(1,449)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Executive Overview and Outlook

Executive Overview and Outlook: The fundamentals of the homebuilding industry remain favorable, despite some softening in demand in recent months. We believe that this leveling of demand will prove temporary as homebuyers adjust to the prospects of higher monthly payments due to increased home prices and mortgage rates, especially since new home ownership still provides value compared to renting and in relation to incomes.

In November 2013, we introduced our multi-year “2B-10” plan, which provides our expected roadmap to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Reaching these objectives depends primarily on our ability to grow our active community count, increase sales per community per month, raise our average selling prices (ASP) and expand homebuilding gross margins, all while keeping a tight watch on costs as a percentage of revenue. We anticipate achieving the objectives outlined in the “2B-10” plan in the next 2 to 3 years.

During the first quarter of fiscal 2014, we made improvements on all of our “2B-10” metrics. We continued our resolute land acquisition efforts during the quarter in an effort to grow our community count in future quarters. For the quarter ended December 31, 2013, we spent $123.8 million on land and land development and moved $3.4 million of land from Land Held For Future Development to active development. A significant majority of this land, as well as the land that we purchased during fiscal 2013, requires development and will become active either later in fiscal 2014 or in fiscal 2015. As a result, our active community count at the end of December 2013 increased only slightly over September 30, 2013 but was down 9% compared with a year ago.

Despite a year-over-year decline in active community count, our sales per active community per month improved from 2.1 during the first quarter of fiscal 2013 to 2.2 this quarter. ASP also rose during the quarter to $279,300, up 18.6% over the first quarter of fiscal 2013. Homebuilding gross margins excluding impairments, abandonments and interest improved 310 basis points to 21.2% for our fiscal first quarter. And selling, general and administrative expenses improved to 13.7% of revenue this quarter from 15.0% for the same period last year.

We expect to focus on our 2B-10 plan during fiscal 2014, and based on our current expectations of the housing market and general economic conditions, we continue to believe that fiscal 2014 will be the Company’s first full year of profitability since fiscal 2006.
Critical Accounting Policies: Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. As disclosed in our 2013 Annual Report, our most critical accounting policies relate to inventory valuation (inventory held for development and land held for sale), homebuilding revenues and costs, warranty reserves, investments in unconsolidated entities and income tax valuation allowances. Since September 30, 2013, there have been no significant changes to those critical accounting policies.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters.

RESULTS OF CONTINUING OPERATIONS:

	Three Months Ended
	December 31,
($ in thousands)	2013	2012
Revenues:
Homebuilding	$289,958	$244,425
Land sales and other	3,212	2,477
Total	$293,170	$246,902
Gross profit:
Homebuilding	$54,450	$35,630
Land sales and other	220	454
Total	$54,670	$36,084
Gross margin:
Homebuilding	18.8%	14.6%
Land sales and other	6.8%	18.3%
Total	18.6%	14.6%
Commissions	$11,821	$10,642
General and administrative expenses (G&A)	$28,410	$26,328
SG&A (commissions plus G&A) as a percentage of total revenue	13.7%	15.0%
G&A as a percentage of total revenue	9.7%	10.7%
Depreciation and amortization	$2,907	$2,715
Operating income (loss)	$11,532	$(3,601)
Operating income (loss) as a percentage of total revenue	3.9%	(1.5)%
Effective Tax Rate	(1.1)%	1.3%
Equity in income of unconsolidated entities	$319	$36
Homebuilding Operations Data

	Three Months Ended December 31,
	New Orders, net			Cancellation Rates
	2013	2012	13 v 12	2013	2012
West	351	424	(17.2)%	21.1%	29.6%
East	308	309	(0.3)%	22.2%	25.7%
Southeast	236	199	18.6%	22.4%	19.8%
Total	895	932	(4.0)%	21.8%	26.4%
Sales per active community per month increased approximately 5% to 2.2 for the quarter ended December 31, 2013 from 2.1 for the quarter ended December 31, 2012 as we balanced our absorption rates with the desire to capture additional margin. As expected and communicated in prior quarters, our average active communities for the quarter ended December 31, 2013 was up slightly compared to the quarter ended September 30, 2013, but decreased 9% as compared to the prior year, driving the 4.0% decline in net new orders year-over-year. We anticipate that our active community count will increase later in fiscal 2014 as recently purchased land and communities under development become active. Our West segment was especially impacted by the lower average active communities for the quarter, experiencing a 20% decline from the prior year while our Southeast segment experienced a 10% increase driven by new community openings in certain markets.

	As of December 31,
	2013	2012	13 v 12
Backlog Units:
West	654	764	(14.4)%
East	631	703	(10.2)%
Southeast	465	350	32.9%
Total	1,750	1,817	(3.7)%
Aggregate dollar value of homes in backlog (in millions)	$500.0	$478.3	4.5%
ASP in backlog (in thousands)	$285.7	$263.2	8.5%
Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home.
Our backlog may be impacted in the short-term due to our reduced number of active communities or by increased cycle times due to labor and/or supply shortages. During the housing downturn, many skilled workers left construction for other industries, and in certain of our markets, the smaller workforce and higher demand for trade labor has created shortages of certain skilled workers, driving up costs and/or extending land development and home construction schedules. Our ending unit backlog as of December 31, 2013 was impacted by our expected decrease in active communities. We expect new orders and backlog units to increase over time as our active communities increase.
Homebuilding Revenues and Average Selling Price
The table below summarizes homebuilding revenues, the average selling prices (ASP) of our homes and closings by reportable segment:

	Three Months Ended December 31,
	Homebuilding Revenues			Average Selling Price			Closings
($ in thousands)	2013	2012	13 v 12	2013	2012	13 v 12	2013	2012	13 v 12
West	$120,212	$109,753	9.5%	$276.3	$219.9	25.6%	435	499	(12.8)%
East	106,879	96,464	10.8%	316.2	273.3	15.7%	338	353	(4.2)%
Southeast	62,867	38,208	64.5%	237.2	205.4	15.5%	265	186	42.5%
Total	$289,958	$244,425	18.6%	$279.3	$235.5	18.6%	1,038	1,038	—%

Improved operational strategies, product mix and market conditions in our markets enhanced our ability to generate higher ASP. We have been able to modestly increase prices or reduce incentives in response to market conditions in the majority of our markets in our West segment and to a lesser extent in select markets or communities in our East and Southeast segments. The increase in ASP for the three months ended December 31, 2013 was also impacted by a change in mix in closings between products and among communities as compared to the prior year.

Homebuilding Gross Profit
The following table sets forth our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the three months ended December 31, 2013 and 2012. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges).

($ in thousands)	Three Months Ended December 31, 2013
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$27,798	23.1%	$—	$27,798	23.1%	$—	$27,798	23.1%
East	19,416	18.2%	31	19,447	18.2%	—	19,447	18.2%
Southeast	12,533	19.9%	—	12,533	19.9%	—	12,533	19.9%
Corporate & unallocated	(5,297)		—	(5,297)		7,135	1,838
Total homebuilding	$54,450	18.8%	$31	$54,481	18.8%	$7,135	$61,616	21.2%

($ in thousands)	Three Months Ended December 31, 2012
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$19,653	17.9%	$120	$19,773	18.0%	$—	$19,773	18.0%
East	16,969	17.6%	35	17,004	17.6%	—	17,004	17.6%
Southeast	6,967	18.2%	49	7,016	18.4%	—	7,016	18.4%
Corporate & unallocated	(7,959)		—	(7,959)		8,475	516
Total homebuilding	$35,630	14.6%	$204	$35,834	14.7%	$8,475	$44,309	18.1%

Our overall homebuilding gross profit increased to $54.5 million for the three months ended December 31, 2013 from $35.6 million in the prior year. The increase was due primarily to improved operational efficiencies and improved market conditions in many of our markets which enabled us to increase prices and decrease sales incentives offered to homebuyers partially offset by increases in material, labor and land costs in certain of our markets. For the three months ended December 31, 2013, the $18.8 million increase in homebuilding gross profit was due primarily to the 18.6% increase in homebuilding revenues, driven by an 18.6% increase in ASP and a $1.3 million decrease in interest amortized to cost of sales, offset partially by increases in material and labor costs.
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
The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, the homebuilding gross margin from our continuing operations was 17.4% and excluding interest and inventory impairments, it was 20.6%. For the same trailing 12-month period, homebuilding gross margins were as follows in those communities that have previously been impaired and which represented 22.7% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(1.2)%
Impact of interest amortized to COS related to these communities	3.4%
Pre-impairment turn gross margin, excluding interest amortization	2.2%
Impact of impairment turns	18.8%
Gross margin (post impairment turns), excluding interest amortization	21.0%

Land Sales and Other Revenues and Gross Profit. The table below summarizes land sales and other revenues and gross profit by reportable segment for the three months ended December 31, 2013 and 2012:

	Land Sales & Other Revenues			Land Sales and Other Gross Profit
	Three Months Ended December 31,			Three Months Ended December 31,
(In thousands)	2013	2012	13 v 12	2013	2012	13 v 12
West	$2,364	$373	533.8%	$75	$23	226.1%
East	710	75	846.7%	7	7	—%
Southeast	138	2,029	(93.2)%	138	424	(67.5)%
Total	$3,212	$2,477	29.7%	$220	$454	(51.5)%
Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets. Other revenues include net fees we received for general contractor services we performed on behalf of a third party and broker fees.

Operating Income. The table below summarizes operating income (loss) by reportable segment for the three months ended December 31, 2013 and 2012:

(In thousands)	Three Months Ended December 31,
	2013	2012	13 v 12
West	$15,762	$8,358	$7,404
East	8,235	6,188	2,047
Southeast	5,628	2,330	3,298
Corporate and Unallocated	(18,093)	(20,477)	2,384
Operating Income (Loss)	$11,532	$(3,601)	$15,133
Our operating income improved by $15.1 million to $11.5 million for the three months ended December 31, 2013, compared to an operating loss of $3.6 million in fiscal 2013. This improvement reflects higher homebuilding gross profits and decreased general and administrative expenses as a percentage of revenue, as we were able to better leverage our fixed costs with the increased revenue. As a percentage of revenue, our operating income (loss) was 3.9% for the three months ended December 31, 2013 compared to -1.5% for the comparable period of fiscal 2013. The year-over-year improvement reflects operational efficiencies and modest market improvements.

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
Our overall effective tax rates from continuing operations were -1.1% for the three months ended December 31, 2013, compared to 1.3% for the three months ended December 31, 2012. The tax benefit recognized during the three months ended December 31, 2012, and the related effective tax rate primarily reflected our release of the estimated liability for previously uncertain tax positions.

Three months ended December 31, 2013 as compared to 2012
West Segment: Homebuilding revenues increased 9.5% for the three months ended December 31, 2013, compared to the prior year, due to an increase in ASP in the majority of our markets offset partially by decreased closings. The 12.8% decrease in the number of closings was primarily driven by a 12% lower beginning backlog and a 20% decline in average active communities for the quarter ended December 31, 2013. As compared to the prior year, our homebuilding gross profit increased $8.1 million and homebuilding gross margins increased from 17.9% to 23.1% primarily due to decreased incentives, product mix and modest price appreciation in most of our submarkets in the West which enabled us to better absorb increases in direct material, labor and land costs. The increase in land costs is primarily attributable to a product and community mix including a shift to newer communities in certain markets. The $7.4 million increase in operating income resulted from the aforementioned increase in homebuilding gross margins.
East Segment: Homebuilding revenues increased 10.8% for the three months ended December 31, 2013, compared to the prior year, primarily due to a 15.7% increase in ASP. Closings were down slightly compared to the prior year driven by the expected decrease in active communities. Sales per active community were relatively flat year-over-year in the East Segment. As compared to the prior year, our homebuilding gross profit increased $2.4 million and homebuilding gross margins increased from 17.6% to 18.2% primarily due to changes in product mix and our ability to raise prices to offset increases in material, labor and land costs. The $2.0 million increase in operating income resulted from the aforementioned increase in homebuilding gross margins.
Southeast Segment: As compared to the prior year, our homebuilding gross profit in the Southeast Segment increased $5.6 million driven primarily by a 64.5% increase in homebuilding revenues, offset partially by increases in material, labor and land costs. The 10% increase in average active communities and improving market conditions contributed to this increased revenue, a 42.5% increase in closings and a 15.5% increase in ASP. Homebuilding gross margins increased from 18.2% to 19.9%. Our fiscal 2014 and fiscal 2013 land sales and other revenue and gross profit in our Southeast Segment include net fees received for general contractor services we performed on behalf of a third party. The $3.3 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit offset by a $1.4 million increase in commissions and general and administrative expenses related to the increase in homebuilding revenues and active communities, respectively.
Corporate and Unallocated: Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. The costs of these shared services are not allocated to the operating segments. Corporate and unallocated charges included in operating income increased slightly from the prior year due to an increase in personnel related expenses including an increase in headcount and variable compensation plans related to our actual and anticipated revenue growth offset partially by a $1.3 million decrease in interest amortized to cost of sales. The decrease in interest amortized to cost of sales is the result of a decrease in inventory capitalized per unit.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of December 31, 2013, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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
As of December 31, 2013, our liquidity position consisted of $382.6 million in cash and cash equivalents, $150 million of capacity under our Secured Revolving Credit Facility, plus $49.2 million of restricted cash, $22.4 million of which related to our cash secured term loan.We expect to be able to meet our liquidity needs in the remainder of fiscal 2014 and to maintain a significant liquidity position, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance on a quarterly basis.

We spent $123.8 million on land and land development activities during the three months ended December 31, 2013, as we continue to strive to replace close out communities and position the Company to increase our active community count. We spent $90.0 million on land and land development for the three months ended December 31, 2012. This spending on land and land development had a significant impact on our net cash used in operating activities in both years bringing net cash used in operating activities to $113.9 million for the three months ended December 31, 2013 and $87.5 million for the three months ended December 31, 2012. Also impacting cash used in operations in both years were the payment of accounts payable, other liabilities and interest obligations.
Net cash used in investing activities was $5.5 million for the three months ended December 31, 2013 primarily related to capital expenditures for model homes and additional investments in unconsolidated entities. Net cash used in investing activities was $0.1 million for the three months ended December 31, 2012.
Net cash used in financing activities was $2.5 million for the three months ended December 31, 2013 primarily related to principal payments made on the 2015 TEU notes. Net cash used in financing activities was $3.6 million for the three months ended December 31, 2012 primarily related to the repayment of of debt and payment of costs related to our amended credit facility (see Note 7 to the unaudited condensed consolidated financial statements).
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
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. While we believe we possess sufficient liquidity to participate in a housing recovery, we are mindful of potential short-term, or seasonal, requirements for enhanced liquidity that may arise, especially as we increase our land and land development spending to grow our business. To facilitate this objective, we maintain our Secured Revolving Credit Facility at $150 million.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities will provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $24.7 million outstanding letters of credit under these facilities, secured with cash collateral which is maintained in restricted accounts totaling $25.9 million.
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
Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during the three months ended December 31, 2013 or 2012. Any future stock repurchases, as allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At December 31, 2013, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid during the three months ended December 31, 2013 or 2012.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At December 31, 2013, we controlled 28,978 lots (a 5.7-year supply based on our trailing twelve months of closings). We owned 79.0%, or 22,886 lots, and 6,092 lots, or 21.0%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which aggregated approximately $44.3 million at December 31, 2013. The total remaining purchase price, net of cash deposits, committed under all options was $362.0 million as of December 31, 2013.

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
We participate in several land development joint ventures and have investments in other entities in which we have less than a controlling interest. We enter into investments in joint ventures and other unconsolidated entities in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Excluding our investment in a pre-owned rental homes REIT, the remainder of our investments in our unconsolidated entities have historically been entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the unconsolidated entity’s members and other third parties. We account for our interest in our unconsolidated entities under the equity method. Our unaudited condensed consolidated balance sheets include investments in unconsolidated entities totaling $47.4 million and $45.0 million at December 31, 2013 and September 30, 2013, respectively.
Our unconsolidated entities periodically obtain secured acquisition and development financing. At December 31, 2013, our unconsolidated entities had borrowings outstanding totaling $96.5 million. Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. At December 31, 2013, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 3 to the unaudited condensed consolidated financial statements for further information.
We had outstanding performance bonds of approximately $176.5 million at December 31, 2013 related principally to our obligations to local governments to construct roads and other improvements in various developments.
Recently Adopted Accounting Pronouncements
See Note 1 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of December 31, 2013, we had variable rate debt outstanding totaling approximately $22.4 million. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at December 31, 2013 was $1.59 billion, compared to a carrying value of $1.49 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.59 billion to $1.66 billion at December 31, 2013.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it had resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $16.6 million has been paid as of December 31, 2013. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
In 2006, we received two Administrative Orders issued by the New Jersey Department of Environmental Protection. The Orders allege certain violations of wetlands disturbance permits and assess proposed fines of $630,000 and $678,000, respectively. Although we believe that we have significant defenses to the alleged violations, we reached a settlement with the Department, through an Administrative Consent Order (the “ACO”). Pursuant to the ACO, we agreed to pay a penalty of $125,000 and donate a 35-acre parcel of land to a local soil conservation district (or make an additional $250,000 payment if the parcel cannot be conveyed). We have paid the $125,000 penalty and are in the process of completing actions that will allow us to convey the 35-acre donation parcel.
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

Item 6. Exhibits

3.1
Certificate of Amendment, dated November 6, 2013, to the Amended and Restated Certificate of Incorporation of Beazer Homes USA, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on November 7, 2013).

4.1
Section 382 Rights Agreement, dated as of November 6, 2013, between Beazer Homes USA, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on November 7, 2013).

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

101
The following financial statements from Beazer Homes USA, Inc.'s Quarterly Report on Form 10-Q for the period ended December 31, 2013, filed on January 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	January 31, 2014	Beazer Homes USA, Inc.

		By:		/s/ ROBERT L. SALOMON
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer