Form 10-Q
period 2014-03-31
BEAZER HOMES USA INC
filed 2014-05-01
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding at April 30, 2014
Common Stock, $0.001 par value	26,721,886

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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2014	September 30, 2013
ASSETS
Cash and cash equivalents	$299,620	$504,459
Restricted cash	50,765	48,978
Accounts receivable (net of allowance of $1,278 and $1,651, respectively)	28,911	22,342
Income tax receivable	2,813	2,813
Inventory
Owned inventory	1,480,360	1,304,694
Land not owned under option agreements	7,751	9,124
Total inventory	1,488,111	1,313,818
Investments in unconsolidated entities	36,547	44,997
Deferred tax assets, net	5,407	5,253
Property, plant and equipment, net	18,142	17,000
Other assets	21,068	27,129
Total assets	$1,951,384	$1,986,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$71,891	$83,800
Other liabilities	133,675	145,623
Obligations related to land not owned under option agreements	3,147	4,633
Total debt (net of discounts of $4,780 and $5,160 respectively)	1,511,873	1,512,183
Total liabilities	1,720,586	1,746,239
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 26,721,886 and 25,245,945 issued and outstanding, respectively)	27	25
Paid-in capital	849,520	846,165
Accumulated deficit	(618,749)	(605,640)
Total stockholders’ equity	230,798	240,550
Total liabilities and stockholders’ equity	$1,951,384	$1,986,789

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Total revenue	$270,021	$287,902	$563,191	$534,804
Home construction and land sales expenses	216,969	241,992	455,438	452,606
Inventory impairments and option contract abandonments	880	2,025	911	2,229
Gross profit	52,172	43,885	106,842	79,969
Commissions	11,096	11,686	22,917	22,328
General and administrative expenses	32,628	28,795	61,038	55,123
Depreciation and amortization	2,831	3,093	5,738	5,808
Operating income (loss)	5,617	311	17,149	(3,290)
Equity in (loss) income of unconsolidated entities	(17)	68	302	104
Loss on extinguishment of debt	(153)	(3,638)	(153)	(3,638)
Other expense, net	(13,727)	(16,195)	(29,484)	(31,822)
Loss from continuing operations before income taxes	(8,280)	(19,454)	(12,186)	(38,646)
Benefit from income taxes	(56)	(343)	(14)	(596)
Loss from continuing operations	(8,224)	(19,111)	(12,172)	(38,050)
Income (loss) from discontinued operations, net of tax	253	(529)	(937)	(1,978)
Net loss	$(7,971)	$(19,640)	$(13,109)	$(40,028)
Weighted average number of shares:
Basic and Diluted	25,320	24,654	25,163	24,472
Basic and Diluted (loss) income per share:
Continuing Operations	$(0.32)	$(0.78)	$(0.48)	$(1.55)
Discontinued Operations	$0.01	$(0.02)	$(0.04)	$(0.09)
Total	$(0.31)	$(0.80)	$(0.52)	$(1.64)

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(13,109)	$(40,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,738	5,808
Stock-based compensation expense	1,266	1,638
Inventory impairments and option contract abandonments	911	2,246
Deferred and other income tax benefit	(79)	(577)
Changes in allowance for doubtful accounts	(373)	(184)
Equity in income of unconsolidated entities	(302)	(104)
Cash distributions of income from unconsolidated entities	512	336
Loss on extinguishment of debt	153	1,517
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,196)	(287)
Decrease in income tax receivable	—	3,859
Increase in inventory	(156,876)	(40,407)
Decrease in other assets	3,488	2,823
Decrease in trade accounts payable	(11,909)	(7,033)
Decrease in other liabilities	(11,037)	(6,050)
Other changes	(239)	107
Net cash used in operating activities	(188,052)	(76,336)
Cash flows from investing activities:
Capital expenditures	(6,641)	(3,869)
Investments in unconsolidated entities	(3,193)	(400)
Return of capital from unconsolidated entities	—	432
Increases in restricted cash	(2,588)	(1,044)
Decreases in restricted cash	801	7,562
Net cash (used in) provided by investing activities	(11,621)	2,681
Cash flows from financing activities:
Repayment of debt	(4,747)	(183,319)
Proceeds from issuance of new debt	—	200,000
Debt issuance costs	(26)	(4,635)
Settlement of unconsolidated entity debt obligation	—	(500)
Payments for other financing activities	(393)	(26)
Net cash (used in) provided by financing activities	(5,166)	11,520
Decrease in cash and cash equivalents	(204,839)	(62,135)
Cash and cash equivalents at beginning of period	504,459	487,795
Cash and cash equivalents at end of period	$299,620	$425,660

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (Beazer Homes, Beazer or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. The results of our consolidated operations presented herein for the three and six months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operations and other items. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (the 2013 Annual Report).
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
Other Liabilities. Other liabilities include the following:

(In thousands)	March 31, 2014	September 30, 2013
Income tax liabilities	$20,358	$20,170
Accrued warranty expenses	12,561	11,663
Accrued interest	33,907	33,372
Accrued and deferred compensation	14,102	25,579
Customer deposits	13,847	11,408
Other	38,900	43,431
Total	$133,675	$145,623

(2) Supplemental Cash Flow Information

	Six Months Ended
	March 31,
(In thousands)	2014	2013
Supplemental disclosure of non-cash activity:
Decrease in obligations related to land not owned under option agreements	$(1,486)	$(1,501)
Decrease in debt related to conversion of Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock	(2,376)	(9,402)
Non-cash land acquisitions	16,833	—
Supplemental disclosure of cash activity:
Interest payments	60,396	48,944
Income tax payments	91	121
Tax refunds received	—	3,925

(3) Investments in Unconsolidated Entities
As of March 31, 2014, we participated in certain land development joint ventures and other unconsolidated entities in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated entities, the total equity and outstanding borrowings of these unconsolidated entities, and our guarantees of these borrowings, as of March 31, 2014 and September 30, 2013:

(In thousands)	March 31, 2014	September 30, 2013
Beazer’s investment in unconsolidated entities	$36,547	$44,997
Total equity of unconsolidated entities	387,572	385,040
Total outstanding borrowings of unconsolidated entities	111,624	85,938

For the three and six months ended March 31, 2014 and 2013, our income from unconsolidated entity activities and the overall equity in income of unconsolidated entities is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Continuing operations:
(Loss) income from unconsolidated entity activity	$(17)	$68	$302	$104
Equity in (loss) income of unconsolidated entities - continuing operations	$(17)	$68	$302	$104

South Edge/Inspirada
During the quarter ended March 31, 2014, we received land in exchange for our investment in Inspirada and paid $1.0 million to the joint venture related to infrastructure and development costs. We continue to have an obligation for our portion of future infrastructure and other development costs which are estimated at approximately $5.7 million.
Pre-Owned Rental Homes
Effective May 3, 2012, we contributed $0.3 million in cash and our Pre-Owned Homes business at cost, including 190 homes in Arizona and Nevada, of which 187 were leased, for an initial 23.5% equity method investment in an unconsolidated real estate investment trust (the REIT). The Company also received grants of restricted units in the REIT, of which a portion vested during the year ended September 30, 2012. As of March 31, 2014, we held a 15.0% investment in the REIT.

Periodically we provide services including treasury operations, cash management, accounting and financial reporting support, legal services, human resources support, environmental and safety services, and tax support to the REIT on an as needed basis.

Guarantees
Historically, Beazer and our land development joint venture partners provide varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. As of March 31, 2014 and September 30, 2013, we had no outstanding guarantees or other debt-related obligations related to our unconsolidated entities.
During the fiscal year ended September 30, 2013, we entered into a settlement agreement related to one repayment guarantee, paid $0.5 million to settle our liability and recognized the remaining $0.2 million as other income.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and six months ended March 31, 2014 and 2013, we were not required to make any payments related to environmental indemnities.
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

(4) Inventory

(In thousands)	March 31, 2014	September 30, 2013
Homes under construction	$319,758	$262,476
Development projects in progress	681,665	578,453
Land held for future development	306,119	341,986
Land held for sale	57,537	31,331
Capitalized interest	72,256	52,562
Model homes	43,025	37,886
Total owned inventory	$1,480,360	$1,304,694

Homes under construction includes homes substantially finished and ready for delivery and homes in various stages of construction. We had 116 ($31.0 million) and 113 ($30.7 million) substantially completed homes that were not subject to a sales contract (spec homes at March 31, 2014 and September 30, 2013, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. During the current quarter, we began development on a large project in California that was previously included in land held for future development. Land held for sale in Unallocated and Other as of March 31, 2014 includes land held for sale in the markets we have decided to exit including Charlotte, North Carolina and Detroit, Michigan. Total owned inventory, by reportable segment, is set forth in the table below:

(In thousands)	Projects in Progress	Held for Future Development	Land Held for Sale	Total Owned Inventory
March 31, 2014
West Segment	$411,823	$262,399	$14,470	$688,692
East Segment	359,553	25,496	30,453	415,502
Southeast Segment	236,496	18,224	10,319	265,039
Unallocated and Other	108,832	—	2,295	111,127
Total	$1,116,704	$306,119	$57,537	$1,480,360
September 30, 2013
West Segment	$339,319	$292,875	$16,572	$648,766
East Segment	331,894	25,491	3,833	361,218
Southeast Segment	178,624	23,620	8,208	210,452
Unallocated and Other	81,540	—	2,718	84,258
Total	$931,377	$341,986	$31,331	$1,304,694

Inventory Impairments. When conducting our community level review for the recoverability of our homebuilding inventories held for development, we establish a quarterly “watch list” of communities with more than 10 homes remaining to sell that carry profit margins in backlog and in our forecast that are below a minimum threshold of profitability. Assets on the quarterly watch list are subject to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our threshold. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information.

As of March 31, 2014, four communities were on our quarterly watch list. As of March 31, 2013, one community was on our quarterly watch list. However, after additional financial and operational review, we determined that the factors contributing to profit margins below our threshold for a number of these communities were temporary in nature and therefore those communities were not subjected to further analysis.

($ in thousands)		Undiscounted Cash Flow Analyses Prepared
Segment	# of Communities on Watch List	# of Communities	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV
Quarter Ended March 31, 2014
West	1	—	$—	n/a
East	1	—	—	n/a
Southeast	2	1	7,478	107.9%
Unallocated	—	—	—	n/a
Total	4	1	$7,478	107.9%
Quarter Ended March 31, 2013
West	—	—	$—	n/a
East	1	—	—	n/a
Southeast	—	—	—	n/a
Unallocated	—	—	—	n/a
Total	1	—	$—	n/a

There were no impairments recorded during the three and six months ended March 31, 2014 or 2013 related to our discounted cash flow analyses. The impairments on development projects and homes in process below for the six months ended March 31, 2013 related to homes sold and in backlog with net contribution margins below a minimum threshold of profitability in communities that were not otherwise impaired through our discounted cash flow analysis.

Our assumptions about future home sales prices and absorption rates require significant judgment because the residential home building industry is cyclical and is highly sensitive to changes in economic conditions. Market deterioration that exceeds our estimates may lead us to incur impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if markets deteriorate.

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
The following table sets forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the three and six months ended March 31, 2014 and 2013, as applicable:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2014	2013	2014	2013
Development projects and homes in process (Held for Development)
West	$—	$—	$—	$46
East	—	—	—	13
Southeast	—	—	—	—
Unallocated	—	—	—	—
Subtotal	$—	$—	$—	$59
Land Held for Sale
West	$—	$—	$—	$—
East	—	—	31	—
Southeast	28	1,778	28	1,778
Subtotal	$28	$1,778	$59	$1,778
Lot Option Abandonments
West	$—	$30	$—	$104
East	—	(2)	—	20
Southeast	852	219	852	268
Unallocated	—	—	—	—
Subtotal	$852	$247	$852	$392
Continuing Operations	$880	$2,025	$911	$2,229
Discontinued Operations
Held for Development	$—	$—	$—	$—
Land Held for Sale	—	—	—	17
Lot Option Abandonments	—	—	—	—
Subtotal	$—	$—	$—	$17
Total Company	$880	$2,025	$911	$2,246

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
The following provides a summary of our interests in lot option agreements as of March 31, 2014 and September 30, 2013:

(In thousands)	Deposits & Non-refundable Preacquisition Costs Incurred	Remaining Obligation	Land Not Owned Under Option Agreements
As of March 31, 2014
Consolidated VIEs	$4,604	$3,147	$7,751
Unconsolidated lot option agreements	42,463	375,348	—
Total lot option agreements	$47,067	$378,495	$7,751
As of September 30, 2013
Consolidated VIEs	$4,491	$4,633	$9,124
Unconsolidated lot option agreements	32,822	284,005	—
Total lot option agreements	$37,313	$288,638	$9,124

(5) Interest
Our ability to capitalize all interest incurred during the three and six months ended March 31, 2014 and 2013 has been limited by our inventory eligible for capitalization. The following table sets forth certain information regarding interest:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2014	2013	2014	2013
Capitalized interest in inventory, beginning of period	$61,836	$41,922	$52,562	$38,190
Interest incurred	32,458	29,177	64,899	57,595
Interest expense not qualified for capitalization and included as other expense	(14,659)	(16,246)	(30,691)	(32,457)
Capitalized interest amortized to house construction and land sales expenses	(7,379)	(9,352)	(14,514)	(17,827)
Capitalized interest in inventory, end of period	$72,256	$45,501	$72,256	$45,501

(6) Earnings Per Share

In computing diluted loss per share for the three and six months ended March 31, 2014 and 2013, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. For the quarter ended March 31, 2014, these excluded common stock equivalents included options/stock-settled appreciation rights (SSARs) to purchase 0.7 million shares of common stock, 0.3 million shares of nonvested restricted stock and 5.2 million shares issuable upon the conversion of our Tangible Equity Unit (TEU) prepaid stock purchase contracts (PSPs).

In March 2014, the Company entered into an agreement to issue 1,368,108 shares, or 1.5372 shares per TEU, of common stock, par value $0.001, in exchange for 890,000 TEUs. Each outstanding TEU consisted of a prepaid stock purchase contract and a 7.5% senior amortizing note which was due July 15, 2015. At maturity, holders of the prepaid stock purchase contracts would have automatically received a minimum of 1.40746 shares per contract, up to a maximum of 1.72414 shares per contract, depending on the Company's common stock at such time. In lieu of paying the present value of the remaining principal and interest payments due to the holders in cash, the TEU exchange provided 115,433 shares over the 1,252,675 shares that would have been received at maturity, assuming the Company’s stock price remains above $17.75 per share.

As of March 31, 2014, there were approximately 3.7 million TEUs outstanding (including $9.9 million of amortizing notes). The PSPs related to the TEUs are scheduled to be settled in Beazer Homes' common stock on July 15, 2015. If on that date, our common stock price is (1) at or below $14.50 per share, the PSPs will convert to 1.72414 shares per unit, (2) at or above $17.75 per share, the PSPs will convert to 1.40746 shares per unit or (3) between $14.50 and $17.75 per share, the PSPs will convert to a number of shares of our common stock equal to $25.00 divided by the applicable market value of our common stock. If the remaining TEU PSPs were converted at the settlement factor under their agreement based on our current stock price, we would be required to issue approximately 5.2 million shares of common stock to the instrument holders upon conversion.

(7) Borrowings

At March 31, 2014 and September 30, 2013 we had the following long-term debt, net of discounts:

(In thousands)	Maturity Date	March 31, 2014	September 30, 2013
8 1/8% Senior Notes	June 2016	172,879	172,879
6 5/8% Senior Secured Notes	April 2018	300,000	300,000
9 1/8% Senior Notes	June 2018	298,000	298,000
9 1/8% Senior Notes	May 2019	235,000	235,000
7 1/2% Senior Notes	September 2021	200,000	200,000
7 1/4% Senior Notes	February 2023	200,000	200,000
TEU Senior Amortizing Notes	August 2015	9,908	16,141
Unamortized debt discounts		(4,780)	(5,160)
Total Senior Notes, net		1,411,007	1,416,860
Junior subordinated notes	July 2036	54,703	53,670
Cash Secured Loan	November 2017	22,368	22,368
Other secured notes payable	Various Dates	23,795	19,285
Total debt, net		$1,511,873	$1,512,183

Secured Revolving Credit Facility — In September 2012, we amended and expanded our Secured Revolving Credit Facility from $22 million to $150 million. The three-year amended Secured Revolving Credit Facility provides for future working capital and letter of credit needs collateralized by substantially all of the Company's personal property (excluding cash and cash equivalents) and real property. This facility is subject to various financial, collateral-based and negative covenants with which we are required to comply. As of March 31, 2014, we were in compliance with all such covenants and had $150 million of available borrowings under the Secured Revolving Credit Facility. We have elected to cash collateralize all letters of credit; however, as of March 31, 2014, we have also pledged approximately $1 billion of inventory assets to our Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. There were no outstanding borrowings under the Secured Revolving Credit Facility as of March 31, 2014 or September 30, 2013.
We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $220.0 million. As of March 31, 2014 and September 30, 2013, we have letters of credit outstanding of $26.5 million and $25.2 million, respectively, which are secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
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

The Company's Senior Notes are subject to indentures containing certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur additional indebtedness and to make certain investments. Specifically, all of our Senior Notes contain covenants that restrict our ability to incur additional indebtedness unless it is refinancing indebtedness or non-recourse indebtedness. The incurrence of refinancing indebtedness and non-recourse indebtedness, as defined in the applicable indentures, are exempted from the covenant test. As of March 31, 2014, we were not able to incur additional indebtedness, except refinancing or non-recourse indebtedness. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in all of our Senior Notes as of March 31, 2014.
Our Senior Notes due 2016 (the 2016 Notes) contain the most restrictive covenants, including the consolidated tangible net worth covenant, which states that should consolidated tangible net worth fall below $85 million for two consecutive quarters, the Company is required to make an offer to purchase 10% of the 2016 Notes at par. If triggered and fully subscribed, this could result in our having to purchase $27.5 million of the 2016 Notes, which may be reduced by certain 2016 Note repurchases (potentially at less than par) made in the open market after the triggering date. As of March 31, 2014 our consolidated tangible net worth was $206.8 million, well in excess of the minimum covenant requirement.
Subsequent to quarter-end, in April 2014, we issued and sold $325 million aggregate principal amount of 5.75% Senior Notes due June 2019 (the June 2019 Notes) at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the June 2019 Notes is payable semi-annually in cash in arrears, beginning on December 15, 2014. The June 2019 Notes will mature on June 15, 2019. Prior to maturity, we may, at our option redeem the June 2019 Notes at any time, in whole or in part, at specified redemption prices, which also include a customary make-whole premium provision through June 15, 2017.
The proceeds from the issuance of the June 2019 Notes were used to redeem all of our outstanding Senior Notes due June 2018 (the 2018 Notes), including the applicable $17.2 million call price and make-whole premiums provided for by the 2018 Notes. We anticipate recording a loss on debt extinguishment of the 2018 Notes, of approximately $19.8 million in our fiscal third quarter ending June 30, 2014 related to the premiums paid and the write-off of unamortized debt issuance costs.
In September 2013, we issued and sold $200 million aggregate principal amount of 7.500% Senior Notes due 2021 (the 2021 Notes) at a price of 98.541% (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the 2021 Notes is payable semi-annually in cash in arrears, beginning on March 15, 2014. The 2021 Notes will mature on September 15, 2021. Prior to maturity, we may, at our option, redeem the 2021 Notes at any time, in whole or in part, at specified redemption prices, which also include a customary make-whole premium provision through September 15, 2016. In January 2014, we exchanged 100% of the 2021 Notes for notes that are freely transferable and registered under the Securities Act of 1933.
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
Senior Notes: Tangible Equity Units — In July 2012, we issued 4.6 million 7.5% TEUs (the 2012 TEUs), which were comprised of prepaid stock purchase contracts (PSPs) and senior amortizing notes. As the two components of the TEUs are legally separate and detachable, we have accounted for the two components as separate items for financial reporting purposes and valued them based on their relative fair value at the date of issuance. The amortizing notes are unsecured senior obligations and rank equally with all of our other unsecured indebtedness. Outstanding notes pay quarterly installments of principal and interest through maturity. The PSPs were originally accounted for as equity (additional paid in capital) at the initial fair value of these contracts based on the relative fair value method. During the quarter ended March 31, 2014, we exchanged 890,000 TEUs, including approximately $2.4 million of amortizing notes, for Beazer Homes' common stock. The PSPs related to the remaining 2012 TEUs are scheduled to be settled in Beazer Homes' common stock on July 15, 2015. See Note 6 for more information related to this exchange and the future PSP settlement.
Junior Subordinated Notes — $103.1 million of unsecured junior subordinated notes mature on July 30, 2036, are redeemable at par and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a variable interest rate as defined in the junior subordinated notes agreement. The obligations relating to these notes and the related securities are subordinated to our Secured Revolving Credit Facility and Senior Notes. In January 2010, we modified the terms of $75 million of these notes and recorded these notes at their estimated fair value. Over the remaining life of the notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of March 31, 2014, the unamortized accretion was $46.1 million and will be amortized over the remaining life of the notes.
As of March 31, 2014, we were in compliance with all covenants under our Junior Notes.
Cash Secured Loans — We have two separate loan facilities, totaling $22.4 million outstanding as of March 31, 2014. Borrowing under the cash secured loan facilities will replenish cash used to repay or repurchase the Company’s debt and would be considered “refinancing indebtedness” under certain of the Company’s existing indentures and debt covenants. However, because the loans are fully collateralized by cash equal to the loan amount, the loans do not provide liquidity to the Company.
The loans mature in November 2017, however, the lenders of these facilities may put the outstanding loan balances to the Company at the two or four year anniversaries of the loans. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our unaudited condensed consolidated balance sheet as of March 31, 2014 and September 30, 2013. The cash secured loan has an interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing. During the fiscal year ended September 30, 2013, we repaid $205 million of the outstanding cash secured term loans and recognized a $1 million loss on debt extinguishment in the quarter ended September 30, 2013, primarily related to the unamortized discounts and debt issuance costs related to these loans.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of March 31, 2014 and September 30, 2013, we had outstanding notes payable of $23.8 million and $19.3 million respectively, primarily related to land acquisitions. These notes payable have varying expiration dates between 2014 and 2019 and have a weighted average fixed rate of 4.03% at March 31, 2014. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

(8) Income Taxes
For the three and six months ended March 31, 2014 and 2013, our non-cash tax provision/benefit from continuing operations primarily related to a change in our prior year's recognized tax benefits.
As of March 31, 2014 and September 30, 2013, we had $2.7 million and $2.6 million of accrued interest and penalties related to our unrecognized tax benefits, respectively.
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

Based upon an evaluation of all available evidence, we established a valuation allowance for substantially all of our deferred tax assets during fiscal 2008. As of March 31, 2014, we continued our evaluation of whether the valuation allowance against our deferred tax assets was still required. We considered positive evidence including evidence of recovery in the housing markets where we operate, the prospects of continued profitability and growth, a strong backlog and sufficient balance sheet liquidity to sustain and grow operations. Although the Company’s performance and current positioning is bringing it closer to a conclusion that a valuation allowance is no longer needed, further evidence of sustained profitability is needed to reverse our valuation allowance against our deferred tax assets. Therefore, based upon all available positive and negative evidence, we concluded a valuation allowance is still needed for substantially all of our gross deferred tax assets at March 31, 2014. The Company's deferred tax asset valuation allowance was $491.9 million and $487.3 million as of March 31, 2014 and September 30, 2013, respectively. In future periods, we expect to reduce all or a portion of our valuation allowance, generating a non-cash tax benefit, if sufficient positive evidence is present indicating that more likely than not a portion or all of our deferred tax assets will be realized. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.

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

Accordingly, a portion of our $551.5 million of total gross deferred tax assets related to accrued losses on our inventory may be unavailable due to the limitation imposed by Section 382. As of March 31, 2014, we estimate that between $52.5 million and $88.5 million may be unavailable due to our Section 382 limitation. As a result, upon the resumption of sustained profitability and reversal of our valuation allowance, between $408.8 million and $444.8 million of our net deferred tax assets may be available to us for the reduction of future cash taxes. The actual realization of our deferred tax assets is difficult to predict and will be dependent on future events.

Considering the limitation imposed by Section 382, the table below depicts the classifications of our deferred tax assets:

(In thousands)	March 31, 2014
Deferred tax assets:
Subject to annual limitation	$98,232
Generally not subject to annual limitation	364,833
Certain components likely to be subject to annual limitation	88,455
Total deferred tax assets	551,520
Deferred tax liabilities	(54,257)
Net deferred tax assets before valuation allowance	497,263
Valuation allowance	(491,856)
Net deferred tax assets	$5,407

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
As a result of our quarterly analyses, we adjust our estimated warranty liabilities, if required. While we believe our warranty reserves are adequate as of March 31, 2014, historical data and trends may not accurately predict actual warranty costs or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$11,911	$14,342	$11,663	$15,477
Accruals for warranties issued	1,047	1,302	2,170	2,730
Changes in liability related to warranties existing in prior periods	1,480	(437)	3,223	(1,739)
Payments made	(1,877)	(1,606)	(4,495)	(2,867)
Balance at end of period	$12,561	$13,601	$12,561	$13,601

Litigation
As disclosed in prior SEC filings, we operated Beazer Mortgage Corporation (BMC) from 1998 through February 2008 to offer mortgage financing to buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold these loans to investors. In general, underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. From time to time we have received claims from institutions which have acquired certain of these mortgages demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. We have been able to resolve these claims for amounts that are not material to our consolidated financial position or results of operation. We currently have an insignificant number of such claims outstanding for which we believe we have no liability. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors, although, at this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial position or results of operations. As of March 31, 2014, no liability has been recorded for any such additional claims as such exposure is not both probable and reasonably estimable.
In the normal course of business, we are subject to various lawsuits. We cannot predict or determine the timing or final outcome of these lawsuits or the effect that any adverse findings or determinations in pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss, if any, cannot presently be made with respect to certain of these pending matters. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations.
Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it had resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $20.2 million has been paid as of March 31, 2014 and an additional $1.8 million has been recorded as a liability at March 31, 2014. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.

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
We have accrued $19.4 million and $19.9 million in other liabilities related to litigation and other matters, excluding warranty, as of March 31, 2014 and September 30, 2013, respectively.
We had outstanding letters of credit and performance bonds of approximately $26.5 million and $189.3 million, respectively, at March 31, 2014 related principally to our obligations to local governments to construct roads and other improvements in various developments. We have no outstanding letters of credit relating to our land option contracts as of March 31, 2014.

(10) Fair Value Measurements
As of March 31, 2014, we had no assets or liabilities in our unaudited condensed consolidated balance sheets that were required to be measured at fair value on a recurring basis. Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.
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
The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the six months ended March 31, 2014 and 2013:

(In thousands)	Level 1	Level 2	Level 3	Total
Six Months Ended March 31, 2014
Land held for sale	—	—	$4,766	$4,766
Six Months Ended March 31, 2013
Land held for sale	—	—	$2,013	$2,013
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
Obligations related to land not owned under option agreements approximate fair value. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

(In thousands)	As of March 31, 2014		As of September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,411,007	$1,516,051	$1,416,860	$1,469,904
Junior Subordinated Notes	54,703	54,703	53,670	53,670
	$1,465,710	$1,570,754	$1,470,530	$1,523,574

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

(11) Stock-based Compensation
For the three months ended March 31, 2014, our total stock-based compensation, included in general and administrative expenses (G&A), was approximately $0.7 million ($0.5 million net of tax). The fair value of each option/stock-based stock appreciation right (SSAR) grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance-based, nonvested stock grant is estimated on the date of grant using the Monte Carlo valuation method. The cash-settled component of any awards granted to employees are accounted for as a liability award and the liability is adjusted to fair value each reporting period until vested. Non-performance based, nonvested stock is valued based on the market price of the common stock on the date of the grant.
During the six months ended March 31, 2014 and 2013, employees surrendered 21,772 and 1,306 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $414,000 and $19,000 for the six months ended March 31, 2014 and 2013, respectively.

Stock Options: We used the following weighted-average assumptions for our options granted during the six months ended March 31, 2014:

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
The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. At March 31, 2014, our SSAR/stock options outstanding had an intrinsic value of $2.2 million. The intrinsic value of SSARs/stock options vested and expected to vest in the future was $2.2 million. The SSARS/stock options vested and expected to vest in the future had a weighted average expected life of 2.8 years. The aggregate intrinsic value of exercisable SSARs/stock options as of March 31, 2014 was $1.0 million.
The following table summarizes stock options and SSARs outstanding as of March 31, 2014, as well as activity during the three and six months then ended:

	Three Months Ended		Six Months Ended
	March 31, 2014		March 31, 2014
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	721,127	$29.92	560,784	$33.01
Granted	—	—	161,010	19.11
Exercised	(1,182)	16.64	(1,288)	16.16
Expired	(2,870)	176.31	(2,870)	176.31
Forfeited	(5,206)	22.60	(5,767)	22.23
Outstanding at end of period	711,869	$29.41	711,869	$29.41
Exercisable at end of period	408,929	$39.19	408,929	$39.19
Vested or expected to vest in the future	706,895	$29.49	706,895	$29.49

Nonvested Stock Awards: Compensation cost arising from nonvested stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of March 31, 2014 and September 30, 2013, there was $2.2 million and $1.0 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at March 31, 2014 is expected to be recognized over a weighted average period of 1.7 years.
During the six months ended March 31, 2014, we issued 28,690 shares of performance-based restricted stock (Performance Shares) to our executive officers and certain corporate employees. Each Performance Share represents a contingent right to receive one share of the Company’s common stock if vesting is satisfied at the end of the three-year performance period. The number of shares that will vest at the end of the three-year performance period will depend upon the level to which the following two performance criteria are achieved (1) Beazer’s total shareholder return (TSR) relative to a group of peer companies and (2) the compound annual growth rate (CAGR) during the three-year performance period of Beazer common stock. The target number of Performance Shares that vest may be increased by up to 50% based on the level of achievement of the above criteria as defined in the applicable award agreement. Payment for Performance Shares in excess of the target number (28,690) will be settled in cash. Any portion of the Performance Shares that do not vest at the end of the period will be forfeited. The grants of the performance-based, nonvested stock were valued using the Monte Carlo valuation method and had an estimated fair value of $15.90 per share, a portion of which is attributable to the potential cash-settled liability aspect of the grant which is included in Other Liabilities.
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
Activity relating to nonvested stock awards, including the Performance Shares for the three and six months ended March 31, 2014 is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2014		March 31, 2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	312,855	$13.18	280,416	$12.32
Granted	—	—	135,567	17.53
Vested	(239)	18.82	(102,277)	16.64
Forfeited	(6,160)	17.45	(7,250)	16.45
End of period	306,456	$13.08	306,456	$13.08

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Revenue
West	$121,886	$118,996	$244,462	$229,122
East	83,366	117,129	190,955	213,668
Southeast	64,769	51,777	127,774	92,014
Total revenue	$270,021	$287,902	$563,191	$534,804

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Operating income (loss)
West	$14,338	$10,045	$30,100	$18,403
East	2,994	10,313	11,229	16,501
Southeast	4,162	2,050	9,790	4,380
Segment total	21,494	22,408	51,119	39,284
Corporate and unallocated (a)	(15,877)	(22,097)	(33,970)	(42,574)
Total operating income (loss)	$5,617	$311	$17,149	$(3,290)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Depreciation and amortization
West	$1,304	$1,185	$2,686	$2,207
East	556	900	1,248	1,583
Southeast	358	339	749	657
Segment total	2,218	2,424	4,683	4,447
Corporate and unallocated (a)	613	669	1,055	1,361
Depreciation and amortization - continuing operations	$2,831	$3,093	$5,738	$5,808

	Six Months Ended
	March 31,
(In thousands)	2014	2013
Capital Expenditures
West	$2,661	$1,866
East	1,546	611
Southeast	1,022	482
Corporate and unallocated	1,412	910
Consolidated total	$6,641	$3,869

(In thousands)	March 31, 2014	September 30, 2013
Assets
West	$709,167	$680,346
East	428,398	369,937
Southeast	283,985	228,814
Corporate and unallocated (b)	529,834	707,692
Consolidated total	$1,951,384	$1,986,789

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

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
March 31, 2014
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$302,176	$1,699	$1,689	$(5,944)	$299,620
Restricted cash	49,733	1,032	—	—	50,765
Accounts receivable (net of allowance of $1,278)	—	28,908	3	—	28,911
Income tax receivable	2,813	—	—	—	2,813
Owned inventory	—	1,480,360	—	—	1,480,360
Consolidated inventory not owned	—	7,751	—	—	7,751
Investments in unconsolidated entities	773	35,774	—	—	36,547
Deferred tax assets, net	5,407	—	—	—	5,407
Property, plant and equipment, net	—	18,142	—	—	18,142
Investments in subsidiaries	155,251	—	—	(155,251)	—
Intercompany	1,240,777	—	2,406	(1,243,183)	—
Other assets	17,058	3,901	109	—	21,068
Total assets	$1,773,988	$1,577,567	$4,207	$(1,404,378)	$1,951,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$71,891	$—	$—	$71,891
Other liabilities	52,706	79,966	1,003	—	133,675
Intercompany	2,406	1,246,721	—	(1,249,127)	—
Obligations related to land not owned under option agreements	—	3,147	—	—	3,147
Total debt (net of discounts of $4,780)	1,488,078	23,795	—	—	1,511,873
Total liabilities	1,543,190	1,425,520	1,003	(1,249,127)	1,720,586
Stockholders’ equity	230,798	152,047	3,204	(155,251)	230,798
Total liabilities and stockholders’ equity	$1,773,988	$1,577,567	$4,207	$(1,404,378)	$1,951,384

Beazer Homes USA, Inc.

Unaudited Consolidating Balance Sheet Information
September 30, 2013
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$499,341	$6,324	$1,637	$(2,843)	$504,459
Restricted cash	47,873	1,105	—	—	48,978
Accounts receivable (net of allowance of $1,651)	—	22,339	3	—	22,342
Income tax receivable	2,813	—	—	—	2,813
Owned inventory	—	1,304,694	—	—	1,304,694
Consolidated inventory not owned	—	9,124	—	—	9,124
Investments in unconsolidated entities	773	44,224	—	—	44,997
Deferred tax assets, net	5,253	—	—	—	5,253
Property, plant and equipment, net	—	17,000	—	—	17,000
Investments in subsidiaries	123,600	—	—	(123,600)	—
Intercompany	1,088,949	—	2,747	(1,091,696)	—
Other assets	19,602	7,147	380	—	27,129
Total assets	$1,788,204	$1,411,957	$4,767	$(1,218,139)	$1,986,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$83,800	$—	$—	$83,800
Other liabilities	52,009	92,384	1,230	—	145,623
Intercompany	2,747	1,091,792	—	(1,094,539)	—
Obligations related to land not owned under option agreements	—	4,633	—	—	4,633
Total debt (net of discounts of $5,160)	1,492,898	19,285	—	—	1,512,183
Total liabilities	1,547,654	1,291,894	1,230	(1,094,539)	1,746,239
Stockholders’ equity	240,550	120,063	3,537	(123,600)	240,550
Total liabilities and stockholders’ equity	$1,788,204	$1,411,957	$4,767	$(1,218,139)	$1,986,789

Beazer Homes USA, Inc.

Unaudited Consolidating Statement of Operations Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2014
Total revenue	$—	$270,021	$100	$(100)	$270,021
Home construction and land sales expenses	7,379	209,690	—	(100)	216,969
Inventory impairments and option contract abandonments	—	880	—	—	880
Gross (loss) profit	(7,379)	59,451	100	—	52,172
Commissions	—	11,096	—	—	11,096
General and administrative expenses	—	32,592	36	—	32,628
Depreciation and amortization	—	2,831	—	—	2,831
Operating (loss) income	(7,379)	12,932	64	—	5,617
Equity in income of unconsolidated entities	—	(17)	—	—	(17)
Loss on extinguishment of debt	(153)	—	—	—	(153)
Other (expense) income, net	(14,659)	933	(1)	—	(13,727)
(Loss) income before income taxes	(22,191)	13,848	63	—	(8,280)
(Benefit from) provision for income taxes	(210)	131	23	—	(56)
Equity in income of subsidiaries	13,757	—	—	(13,757)	—
(Loss) income from continuing operations	(8,224)	13,717	40	(13,757)	(8,224)
Income (loss) from discontinued operations	—	257	(4)	—	253
Equity in income of subsidiaries	253	—	—	(253)	—
Net (loss) income	$(7,971)	$13,974	$36	$(14,010)	$(7,971)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2013
Total revenue	$—	$287,902	$173	$(173)	$287,902
Home construction and land sales expenses	9,352	232,813	—	(173)	241,992
Inventory impairments and option contract abandonments	—	2,025	—	—	2,025
Gross (loss) profit	(9,352)	53,064	173	—	43,885
Commissions	—	11,686	—	—	11,686
General and administrative expenses	—	28,762	33	—	28,795
Depreciation and amortization	—	3,093	—	—	3,093
Operating (loss) income	(9,352)	9,523	140	—	311
Equity in income of unconsolidated entities	—	68	—	—	68
Loss on extinguishment of debt	(3,638)	—	—	—	(3,638)
Other (expense) income, net	(16,246)	47	4	—	(16,195)
(Loss) income before income taxes	(29,236)	9,638	144	—	(19,454)
(Benefit from) provision for income taxes	(583)	193	47	—	(343)
Equity in income of subsidiaries	9,542	—	—	(9,542)	—
(Loss) income from continuing operations	(19,111)	9,445	97	(9,542)	(19,111)
Loss from discontinued operations	—	(519)	(10)	—	(529)
Equity in loss of subsidiaries	(529)	—	—	529	—
Net (loss) income	$(19,640)	$8,926	$87	$(9,013)	$(19,640)

Beazer Homes USA, Inc.

Unaudited Consolidating Statement of Operations Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2014
Total revenue	$—	$563,191	$180	$(180)	$563,191
Home construction and land sales expenses	14,514	441,104	—	(180)	455,438
Inventory impairments and option contract abandonments	—	911	—	—	911
Gross (loss) profit	(14,514)	121,176	180	—	106,842
Commissions	—	22,917	—	—	22,917
General and administrative expenses	—	60,976	62	—	61,038
Depreciation and amortization	—	5,738	—	—	5,738
Operating (loss) income	(14,514)	31,545	118	—	17,149
Equity in income of unconsolidated entities	—	302	—	—	302
Loss on extinguishment of debt	(153)	—	—	—	(153)
Other (expense) income, net	(30,692)	1,212	(4)	—	(29,484)
(Loss) income before income taxes	(45,359)	33,059	114	—	(12,186)
(Benefit from) provision for income taxes	(199)	145	40	—	(14)
Equity in income of subsidiaries	32,988	—	—	(32,988)	—
(Loss) income from continuing operations	(12,172)	32,914	74	(32,988)	(12,172)
Loss from discontinued operations	—	(930)	(7)	—	(937)
Equity in loss of subsidiaries	(937)	—	—	937	—
Net (loss) income	$(13,109)	$31,984	$67	$(32,051)	$(13,109)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2013
Total revenue	$—	$534,804	$390	$(390)	$534,804
Home construction and land sales expenses	17,827	435,169	—	(390)	452,606
Inventory impairments and option contract abandonments	—	2,229	—	—	2,229
Gross (loss) profit	(17,827)	97,406	390	—	79,969
Commissions	—	22,328	—	—	22,328
General and administrative expenses	—	55,063	60	—	55,123
Depreciation and amortization	—	5,808	—	—	5,808
Operating (loss) income	(17,827)	14,207	330	—	(3,290)
Equity in income of unconsolidated entities	—	104	—	—	104
Loss on extinguishment of debt	(3,638)	—	—	—	(3,638)
Other (expense) income, net	(32,457)	627	8	—	(31,822)
(Loss) income before income taxes	(53,922)	14,938	338	—	(38,646)
(Benefit from) provision for income taxes	(1,014)	281	137	—	(596)
Equity in income of subsidiaries	14,858	—	—	(14,858)	—
(Loss) income from continuing operations	(38,050)	14,657	201	(14,858)	(38,050)
(Loss) income from discontinued operations	—	(2,010)	32	—	(1,978)
Equity in loss of subsidiaries	(1,978)	—	—	1,978	—
Net (loss) income	$(40,028)	$12,647	$233	$(12,880)	$(40,028)

Beazer Homes USA, Inc.
 Unaudited Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2014
Net cash (used in) provided by operating activities	$(45,803)	$(142,360)	$111	$—	$(188,052)
Cash flows from investing activities:
Capital expenditures	—	(6,641)	—	—	(6,641)
Investments in unconsolidated entities	—	(3,193)	—	—	(3,193)
Increases in restricted cash	(1,898)	(690)	—	—	(2,588)
Decreases in restricted cash	39	762	—	—	801
Net cash used in investing activities	(1,859)	(9,762)	—	—	(11,621)
Cash flows from financing activities:
Repayment of debt	(3,857)	(890)	—	—	(4,747)
Debt issuance costs	(26)	—	—	—	(26)
Advances to/from subsidiaries	(145,227)	148,387	(59)	(3,101)	—
Payments for other financing activities	(393)	—	—	—	(393)
Net cash (used in) provided by financing activities	(149,503)	147,497	(59)	(3,101)	(5,166)
(Decrease) increase in cash and cash equivalents	(197,165)	(4,625)	52	(3,101)	(204,839)
Cash and cash equivalents at beginning of period	499,341	6,324	1,637	(2,843)	504,459
Cash and cash equivalents at end of period	$302,176	$1,699	$1,689	$(5,944)	$299,620
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2013
Net cash used in operating activities	$(14,665)	$(61,595)	$(76)	$—	$(76,336)
Cash flows from investing activities:
Capital expenditures	—	(3,869)	—	—	(3,869)
Investments in unconsolidated entities	—	(400)	—	—	(400)
Return of capital from unconsolidated entities	—	432	—	—	432
Increases in restricted cash	(668)	(376)	—	—	(1,044)
Decreases in restricted cash	7,367	195	—	—	7,562
Net cash provided by (used in) investing activities	6,699	(4,018)	—	—	2,681
Cash flows from financing activities:
Repayment of debt	(183,224)	(95)	—	—	(183,319)
Proceeds from issuance of new debt	200,000	—	—	—	200,000
Settlement of unconsolidated entity debt obligations	—	(500)	—	—	(500)
Debt issuance costs	(4,635)	—	—	—	(4,635)
Advances to/from subsidiaries	(62,166)	63,544	(56)	(1,322)	—
Payments for other financing activities	(26)	—	—	—	(26)
Net cash (used in) provided by financing activities	(50,051)	62,949	(56)	(1,322)	11,520
Decrease in cash and cash equivalents	(58,017)	(2,664)	(132)	(1,322)	(62,135)
Cash and cash equivalents at beginning of period	481,394	8,215	646	(2,460)	487,795
Cash and cash equivalents at end of period	$423,377	$5,551	$514	$(3,782)	$425,660

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
We have classified the results of operations of our discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of March 31, 2014 or September 30, 2013. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of operations. The results of our discontinued operations in the unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2014	2013	2014	2013
Total revenue	$—	$192	$464	$288
Home construction and land sales expenses	1,497	(160)	2,952	(66)
Inventory impairments and lot option abandonments	—	—	—	17
Gross (loss) profit	(1,497)	352	(2,488)	337
General and administrative expenses (a)	(1,750)	890	(1,561)	2,415
Operating income (loss)	253	(538)	(927)	(2,078)
Other income, net	—	—	—	69
Income (loss) from discontinued operations before income taxes	253	(538)	(927)	(2,009)
(Benefit from) provision for income taxes	—	(9)	10	(31)
Income (loss) from discontinued operations, net of tax	$253	$(529)	$(937)	$(1,978)

(a) The three and six months ended March 31, 2014 includes approximately $1.9 million of recoveries received for legal fees related to outstanding matters in Denver, Colorado.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Executive Overview and Outlook

Executive Overview and Outlook: The fundamentals of the homebuilding industry remain favorable as new home ownership continues to provide value compared to renting and in relation to incomes in most markets. While orders, closings and land development efforts have been negatively impacted in recent months due to severe winter weather patterns across much of the country, we believe these impacts are only temporary in nature and have merely deferred the closing of a small number of homes in backlog and opening of new communities. We expect to continue to benefit from improved consumer confidence, a modest improvement in job growth, the impact of a constrained supply of new and existing homes for sale and the projected growth in the number of new households.

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

During the six months ended March 31, 2014, we made improvements on all of our “2B-10” metrics. We continued our investment in land during the quarter for continued community count in future quarters. For the six months ended March 31, 2014, we spent $252.4 million on land and land development and moved $33.9 million of land from Land Held For Future Development to active development. A significant majority of this land, as well as the land that we purchased during fiscal 2013, requires development and will become active either later in fiscal 2014 or in fiscal 2015. As a result, our average active community count for the quarter ended March 31, 2014 increased slightly over last quarter but was down 6.7% compared with a year ago.

New orders were impacted by this decline in active community count. This decline in active community count and a lower backlog conversion rate this quarter as compared to last year also contributed to the decrease in our closings year-over-year. The decrease in backlog conversion rate is due in part to 1) a greater percentage of homes scheduled to close in future quarters, 2) longer cycle times related to labor and material constraints and 3) weather related impacts in certain markets.

Sales per active community for the quarter were solid at 3.3 compared with 3.4 for the second quarter of 2013. ASP rose during the quarter to $272,400, up 7.5% over the second quarter of fiscal 2013, and homebuilding gross margins excluding impairments, abandonments and interest improved 340 basis points to 22.5% for our second quarter.

We expect continued focus on our 2B-10 plan during fiscal 2014, and based on our current expectations of the housing market and general economic conditions, we continue to believe that fiscal 2014 will be the Company’s first full year of profitability since fiscal 2006.

Subsequent to quarter end, we successfully refinanced our 9.125% 2018 Senior Notes with 5.75% Senior Notes due 2019. This transaction will reduce annual cash interest expense by over $8 million.

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

RESULTS OF CONTINUING OPERATIONS:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
($ in thousands)	2014	2013	2014	2013
Revenues:
Homebuilding	$266,125	$285,471	$556,083	$529,896
Land sales and other	3,896	2,431	7,108	4,908
Total	$270,021	$287,902	$563,191	$534,804
Gross profit:
Homebuilding	$51,655	$43,253	$106,105	$78,883
Land sales and other	517	632	737	1,086
Total	$52,172	$43,885	$106,842	$79,969
Gross margin:
Homebuilding	19.4%	15.2%	19.1%	14.9%
Land sales and other	13.3%	26.0%	10.4%	22.1%
Total	19.3%	15.2%	19.0%	15.0%
Commissions	$11,096	$11,686	$22,917	$22,328
General and administrative expenses (G&A)	$32,628	$28,795	$61,038	$55,123
SG&A (commissions plus G&A) as a percentage of total revenue	16.2%	14.1%	14.9%	14.5%
G&A as a percentage of total revenue	12.1%	10.0%	10.8%	10.3%
Depreciation and amortization	$2,831	$3,093	$5,738	$5,808
Operating income (loss)	$5,617	$311	$17,149	$(3,290)
Operating income (loss) as a percentage of total revenue	2.1%	0.1%	3.0%	(0.6)%
Effective Tax Rate	0.7%	1.8%	0.1%	1.5%
Equity in (loss) income of unconsolidated entities	$(17)	$68	$302	$104
Loss on extinguishment of debt	$(153)	$(3,638)	$(153)	$(3,638)
Homebuilding Operations Data

	Three Months Ended March 31,
	New Orders, net			Cancellation Rates
	2014	2013	14 v 13	2014	2013
West	550	658	(16.4)%	18.3%	18.4%
East	424	442	(4.1)%	22.2%	24.2%
Southeast	416	421	(1.2)%	17.8%	12.5%
Total	1,390	1,521	(8.6)%	19.4%	18.7%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates
	2014	2013	14 v 13	2014	2013
West	901	1,082	(16.7)%	19.4%	23.2%
East	732	751	(2.5)%	22.2%	24.8%
Southeast	652	620	5.2%	19.5%	15.0%
Total	2,285	2,453	(6.8)%	20.4%	21.8%
Sales per active community per month were 3.3 for the quarter ended March 31, 2014 compared to 3.4 for the quarter ended March 31, 2013. As expected and communicated in prior quarters, our average active communities for the quarter ended March 31, 2014 decreased 6.7% as compared to the prior year, driving the 8.6% decline in net new orders year-over-year. During the quarter, we opened and closed out of 17 communities. Weather conditions delayed the development of 13 communities and another 6 communities experienced delayed development due to a longer than expected permit process and/or third-party development delays. We still anticipate that our active community count will increase later in fiscal 2014 as recently purchased land and communities under development become active. Our West segment was especially impacted by the lower average active communities for the quarter, experiencing a 19.6% decline from the prior year due to accelerated absorptions which resulted in the close out of communities in advance of new community openings.

	As of March 31,
	2014	2013	14 v 13
Backlog Units:
West	751	918	(18.2)%
East	798	762	4.7%
Southeast	614	531	15.6%
Total	2,163	2,211	(2.2)%
Aggregate dollar value of homes in backlog (in millions)	$637.1	$584.2	9.1%
ASP in backlog (in thousands)	$294.5	$264.2	11.5%
Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home.
Our backlog has been and may continue to be impacted in the short-term due to our reduced number of active communities or by increased development or home construction cycle times due to labor and/or supply shortages. The recent higher demand for trade labor has created shortages of certain skilled workers in certain markets, driving up costs and/or extending land development and home construction schedules. We expect new orders and backlog units to increase over time as our active communities increase.
Homebuilding Revenues and Average Selling Price
The table below summarizes homebuilding revenues, the average selling prices (ASP) of our homes and closings by reportable segment:

	Three Months Ended March 31,
	Homebuilding Revenues			Average Selling Price			Closings
($ in thousands)	2014	2013	14 v 13	2014	2013	14 v 13	2014	2013	14 v 13
West	$119,044	$117,496	1.3%	$262.8	$233.1	12.7%	453	504	(10.1)%
East	82,366	116,537	(29.3)%	320.5	304.3	5.3%	257	383	(32.9)%
Southeast	64,715	51,438	25.8%	242.4	214.3	13.1%	267	240	11.3%
Total	$266,125	$285,471	(6.8)%	$272.4	$253.3	7.5%	977	1,127	(13.3)%

	Six Months Ended March 31,
	Homebuilding Revenues			Average Selling Price			Closings
($ in thousands)	2014	2013	14 v 13	2014	2013	14 v 13	2014	2013	14 v 13
West	$239,256	$227,249	5.3%	$269.4	$226.6	18.9%	888	1,003	(11.5)%
East	189,245	213,001	(11.2)%	318.1	289.4	9.9%	595	736	(19.2)%
Southeast	127,582	89,646	42.3%	239.8	210.4	14.0%	532	426	24.9%
Total	$556,083	$529,896	4.9%	$276.0	$244.8	12.7%	2,015	2,165	(6.9)%

Closings and homebuilding revenues were negatively impacted by 19.6% and 7.0% declines in average active communities in our West and East segments, respectively and to a lesser extent by severe weather conditions in our East segment. Specifically, over 40 closings that we had expected to close in our second fiscal quarter ended March 31, 2014 were delayed to the third quarter due to harsh winter weather conditions in our East markets. In addition, since our East segment includes approximately 40% of our active communities, the relative decrease in closings and homebuilding revenues in our East segment, which typically has our highest ASP's, drove a sequential decrease in ASP from our first fiscal quarter.

Generally, improved operational strategies, product mix and market conditions in our markets enhanced our ability to generate higher ASP over the past year. During fiscal 2013, we were able to increase prices or reduce incentives in response to robust demand and improved market conditions in the majority of our markets in our West segment. However, demand has softened and sale price increases have moderated over the past few months in a majority of our West markets. In select markets or communities in our East and Southeast segments, over the past few quarters, we have been able to increase prices or reduce incentives in concert with market conditions. The change in ASP for the three and six months ended March 31, 2014 was also impacted by a change in mix in closings between products and among communities and markets as compared to the prior year as a smaller percentage of closings came from our East market which has our highest ASPs. We anticipate that our average ASP will increase in future quarters as the relative closings contribution from our East segment increases.
Homebuilding Gross Profit
The following table sets forth our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the three and six months ended March 31, 2014 and 2013. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges).

($ in thousands)	Three Months Ended March 31, 2014
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$27,008	22.7%	$—	$27,008	22.7%	$—	$27,008	22.7%
East	13,697	16.6%	—	13,697	16.6%	—	13,697	16.6%
Southeast	12,090	18.7%	880	12,970	20.0%	—	12,970	20.0%
Corporate & unallocated	(1,140)		—	(1,140)		7,379	6,239
Total homebuilding	$51,655	19.4%	$880	$52,535	19.7%	$7,379	$59,914	22.5%

($ in thousands)	Three Months Ended March 31, 2013
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$22,397	19.1%	$30	$22,427	19.1%	$—	$22,427	19.1%
East	21,692	18.6%	(2)	21,690	18.6%	—	21,690	18.6%
Southeast	8,053	15.7%	1,997	10,050	19.5%	—	10,050	19.5%
Corporate & unallocated	(8,889)		—	(8,889)		9,352	463
Total homebuilding	$43,253	15.2%	$2,025	$45,278	15.9%	$9,352	$54,630	19.1%

($ in thousands)	Six Months Ended March 31, 2014
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$54,806	22.9%	$—	$54,806	22.9%	$—	$54,806	22.9%
East	33,113	17.5%	31	33,144	17.5%	—	33,144	17.5%
Southeast	24,623	19.3%	880	25,503	20.0%	—	25,503	20.0%
Corporate & unallocated	(6,437)		—	(6,437)		14,514	8,077
Total homebuilding	$106,105	19.1%	$911	$107,016	19.2%	$14,514	$121,530	21.9%

($ in thousands)	Six Months Ended March 31, 2013
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$42,050	18.5%	$150	$42,200	18.6%	$—	$42,200	18.6%
East	38,661	18.2%	33	38,694	18.2%	—	38,694	18.2%
Southeast	15,020	16.8%	2,046	17,066	19.0%	—	17,066	19.0%
Corporate & unallocated	(16,848)		—	(16,848)		17,827	979
Total homebuilding	$78,883	14.9%	$2,229	$81,112	15.3%	$17,827	$98,939	18.7%
Our overall homebuilding gross profit increased to $51.7 million for the three months ended March 31, 2014 from $43.3 million in the prior year. This increase in homebuilding gross profit benefited from increased ASP's which more than offset the increases in direct material, labor and land costs as compared to the prior year. Our increase in homebuilding gross margins also benefited from an increase in margins in our West segment and change in geographic mix with the decreased percentage of East segment closings. The East segment has recently experienced margins lower than our consolidated average, therefore, its lower contribution this quarter actually slightly increased overall margins. Corporate and unallocated gross profit this quarter included an increase in the capitalization of indirect spending relative to the increase in inventory and reduced closing volume and a $1.4 million benefit related to the reduction of certain reserves based on recent developments. Combined, these changes drove the 340 bps improvement in homebuilding gross margins, excluding impairments, abandonment and interest. For the six months ended March 31, 2014, the $27.2 million increase in homebuilding gross profit was due primarily to the 4.9% increase in homebuilding revenues, driven by a 12.7% increase in ASP tempered partially by increases in direct material and labor costs and a 6.9% decrease in closings compared to the prior year.
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

The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, the homebuilding gross margin from our continuing operations was 18.3% and excluding interest and inventory impairments, it was 21.3%. For the same trailing 12-month period, homebuilding gross margins were as follows in those communities that have previously been impaired and which represented 21.4% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(1.0)%
Impact of interest amortized to COS related to these communities	3.4%
Pre-impairment turn gross margin, excluding interest amortization	2.4%
Impact of impairment turns	18.9%
Gross margin (post impairment turns), excluding interest amortization	21.3%

Land Sales and Other Revenues and Gross Profit. The table below summarizes land sales and other revenues and gross profit by reportable segment for the three and six months ended March 31, 2014 and 2013:

	Land Sales & Other Revenues			Land Sales and Other Gross Profit
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2014	2013	14 v 13	2014	2013	14 v 13
West	$2,842	$1,500	89.5%	$463	$165	180.6%
East	1,000	592	68.9%	—	130	(100.0)%
Southeast	54	339	(84.1)%	54	337	(84.0)%
Total	$3,896	$2,431	60.3%	$517	$632	(18.2)%

	Land Sales & Other Revenues			Land Sales and Other Gross Profit (Loss)
	Six Months Ended March 31,			Six Months Ended March 31,
	2014	2013	14 v 13	2014	2013	14 v 13
West	$5,206	$1,873	177.9%	$538	$188	186.2%
East	1,710	667	156.4%	7	137	(94.9)%
Southeast	192	2,368	(91.9)%	192	761	(74.8)%
Total	$7,108	$4,908	44.8%	$737	$1,086	(32.1)%
Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets. Other revenues in our Southeast segment include net fees we received for general contractor services we performed on behalf of a third party and broker fees.

Operating Income. The table below summarizes operating income (loss) by reportable segment for the three and six months ended March 31, 2014 and 2013:

(In thousands)	Three Months Ended March 31,			Six Months Ended March 31,
	2014	2013	14 v 13	2014	2013	14 v 13
West	$14,338	$10,045	$4,293	$30,100	$18,403	$11,697
East	2,994	10,313	(7,319)	11,229	16,501	(5,272)
Southeast	4,162	2,050	2,112	9,790	4,380	5,410
Corporate and Unallocated	(15,877)	(22,097)	6,220	(33,970)	(42,574)	8,604
Operating Income (Loss)	$5,617	$311	$5,306	$17,149	$(3,290)	$20,439

Our operating income improved by $5.3 million to $5.6 million for the three months ended March 31, 2014, compared to $0.3 million in fiscal 2013. For the six months ended March 31, 2014, our operating income was $17.1 million compared to an operating loss of $3.3 million in the prior year. These improvements reflect higher homebuilding gross profits. As a percentage of revenue, our operating income (loss) was 2.1% and 3.0% for the three and six months ended March 31, 2014 compared to 0.1% and (0.6)% for the comparable periods of fiscal 2013.
Our second quarter SG&A (a component of operating income) as a percentage of total revenue was higher than last quarter and our annual expectations for fiscal 2014, as we typically incur higher advertising and promotional spending during this selling season. In addition, our selling, general and administrative expenses included costs incurred in anticipation of new community openings to promote sales in these communities before any revenues were generated. As a result, our SG&A as a percentage of total revenue was 16.2% this quarter compared to 14.1% last year.
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
Our overall effective tax rates from continuing operations were 0.7% and 0.1% for the three and six months ended March 31, 2014, compared to 1.8% and 1.5% for the three and six months ended March 31, 2013.

Three months ended March 31, 2014 as compared to 2013
West Segment: Homebuilding revenues increased 1.3% for the three months ended March 31, 2014, compared to the prior year, due to an increase in ASP in the majority of our markets offset partially by decreased closings. The 10.1% decrease in the number of closings was primarily driven by a 14% lower beginning backlog and a 19.6% decline in average active communities for the quarter ended March 31, 2014. As compared to the prior year, our homebuilding gross profit increased $4.6 million and homebuilding gross margins increased from 19.1% to 22.7%. These increases were primarily due to decreased incentives, product mix and modest price appreciation in most of our submarkets in the West which enabled us to better absorb increases in direct material, labor and land costs. The increase in land costs is primarily attributable to product and community mix including a shift to newer communities in certain markets which have a higher land basis. The $4.3 million increase in operating income resulted from the aforementioned increase in homebuilding gross margins.
East Segment: Homebuilding revenues decreased 29.3% for the three months ended March 31, 2014, compared to the prior year, primarily due to a 32.9% decrease in closings. The decrease in closings was driven by fewer active communities and, to a lesser extent, from the impact of severe weather conditions which deferred over 40 closings to our next quarter due to delayed construction activities and the receipt of permits due to government office weather-related closures. These weather conditions also contributed to development delays in a number of our communities. As compared to the prior year, our homebuilding gross profit decreased $8.0 million related to the aforementioned decrease in homebuilding revenues and closings and a $1 million warranty charge related to water intrusion issues in one New Jersey community. As a result, homebuilding gross margins decreased from 18.6% to 16.6%. The $7.3 million decrease in operating income resulted from the aforementioned decrease in homebuilding revenues and active communities.
Southeast Segment: As compared to the prior year, our homebuilding gross profit in the Southeast segment increased $4.0 million driven primarily by a 25.8% increase in homebuilding revenues, offset partially by increases in material, labor and land costs and a $1 million decrease in inventory impairments and abandonments. A 13.5% increase in average active communities and improving market conditions contributed to this increased revenue and closings. Homebuilding gross margins increased from 15.7% to 18.7%. Our fiscal 2014 and fiscal 2013 land sales and other revenue and gross profit in our Southeast segment include net fees received for general contractor services we performed on behalf of a third party. The $2.1 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit offset by a $1.6 million increase in commissions, sales and marketing and general and administrative expenses related to the increase in homebuilding revenues and active communities.
Corporate and Unallocated: Corporate and unallocated includes amortization of capitalized interest and indirects and numerous shared services functions that benefit all segments, including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. The costs of these shared services are not allocated to the operating segments. Corporate and unallocated gross profit this quarter included an increase in the amount of capitalized indirect spending relative to the increase in inventory and lower than anticipated closings and a $1.4 million benefit related to the reduction of certain reserves based on recent developments. Corporate and unallocated charges included in operating income decreased from the prior year due to the aforementioned changes and a $2.0 million decrease in interest amortized to cost of sales, offset partially by an increase in personnel related expenses including an increase in headcount, variable compensation plans and selling and marketing costs to grow the business. The decrease in interest amortized to cost of sales is the result of a decrease in inventory capitalized per unit.
Six months ended March 31, 2014 as compared to 2013
West Segment: Homebuilding revenues increased 5.3% for the six months ended March 31, 2014, compared to the prior year, due to an increase in ASP in the majority of our markets offset partially by decreased closings. As compared to the prior year, our homebuilding gross profit increased $12.8 million and homebuilding gross margins increased from 18.5% to 22.9% due to our increased revenues and our ability to absorb increases in direct construction costs per home related to increases in material, land and labor costs. The $11.7 million increase in operating income resulted from the aforementioned increase in homebuilding gross margins offset partially by increased commissions and other sales and marketing costs.
East Segment: Homebuilding revenues decreased 11.2% for the six months ended March 31, 2014, compared to the prior year, primarily due to a 19.2% decrease in closings driven by a decrease in active communities. A change in product and geographic mix and a $1 million warranty charge related to water intrusion issues in one New Jersey community contributed to the decrease in homebuilding gross margins from 18.2% to 17.5%. Operating income decreased by $5.3 million due to the aforementioned factors.
Southeast Segment: Homebuilding revenues increased $37.9 million for the six months ended March 31, 2014. This increase in revenues drove a $9.6 million increase in homebuilding gross profit and a $5.4 million increase in operating income. For the six months ended March 31, 2014, operating income was offset slightly by increased commissions related to the revenue increase.
Corporate and Unallocated: For the six months ended March 31, 2014, corporate and unallocated expense decreased $10.4 million as compared to the prior year. Corporate and unallocated charges included in operating income decreased from the prior year due to a $3.3 million decrease in interest amortized to cost of sales, an increase in the amount of indirect spending capitalized and a $1.4 million benefit related to the reduction of certain reserves based on recent developments, offset partially by an increase in personnel related expenses including an increase in headcount and variable compensation plans related to our actual and anticipated revenue growth. The decrease in interest amortized to cost of sales is the result of a decrease in inventory capitalized per unit.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of March 31, 2014, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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
As of March 31, 2014, our liquidity position consisted of $299.6 million in cash and cash equivalents, $150 million of capacity under our Secured Revolving Credit Facility, plus $50.8 million of restricted cash, $22.4 million of which related to our cash secured term loan. We expect to be able to meet our liquidity needs in the remainder of fiscal 2014 and to maintain a significant liquidity position, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance on a quarterly basis.
We spent $252.4 million on land and land development activities during the six months ended March 31, 2014 as we continue to strive to replace close out communities and position the Company to increase our active community count. We spent $152.6 million on land and land development for the six months ended March 31, 2013. This spending on land and land development had a significant impact on our net cash used in operating activities in both years bringing net cash used in operating activities to $188.1 million for the six months ended March 31, 2014 and $76.3 million for the six months ended March 31, 2013. Also impacting cash used in operations in both years were the payment of accounts payable, other liabilities and interest obligations.
Net cash used in investing activities was $11.6 million for the six months ended March 31, 2014 primarily related to capital expenditures for model homes and additional investments in unconsolidated entities. Net cash provided by investing activities was $2.7 million for the six months ended March 31, 2013 primarily related to the decrease in restricted cash.
Net cash used in financing activities was $5.2 million for the six months ended March 31, 2014 primarily related to principal payments made on the 2015 TEU notes. Net cash provided by financing activities was $11.5 million for the six months ended March 31, 2013 primarily related to the proceeds from the issuance of the 2023 Notes offset by the repayment of the 2015 Notes and the repurchase of $2 million of our 9 1/8% Senior Notes due 2019 (see Note 7 to the unaudited condensed consolidated financial statements).
Subsequent to March 31, 2014, in April 2014, we issued and sold $325 million aggregate principal amount of 5.75% Senior Notes due June 2019 (the June 2019 Notes) at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. The proceeds from the issuance of the June 2019 Notes were used to redeem all of our outstanding Senior Notes due June 2018 (the 2018 Notes), including the applicable $17.2 million call price and make-whole premiums provided for by the 2018 Notes. These transactions are expected to save the Company approximately $2.1 million in cash interest payments quarterly, $8.4 million annually, beginning with the quarter ended September 30, 2014.
In September 2013, Fitch reaffirmed the Company's long-term debt rating of B-. In April 2014, Moody's reaffirmed the Company's long-term debt rating of Caa1 and increased our rating outlook from stable to positive. In December 2012, S&P reaffirmed the Company's long-term debt rating for the Company of B-. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
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

We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities will provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $26.5 million outstanding letters of credit under these facilities, secured with cash collateral which is maintained in restricted accounts totaling $27.4 million.
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
Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during the six months ended March 31, 2014 or 2013. Any future stock repurchases, as allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At March 31, 2014, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid during the six months ended March 31, 2014 or 2013.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At March 31, 2014, we controlled 29,331 lots (a 6.0-year supply based on our trailing twelve months of closings). We owned 80.9%, or 23,729 lots, and 5,602 lots, or 19.1%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which aggregated approximately $47.1 million at March 31, 2014. The total remaining purchase price, net of cash deposits, committed under all options was $378.5 million as of March 31, 2014.
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
We participate in several land development joint ventures and have investments in other entities in which we have less than a controlling interest. We enter into investments in joint ventures and other unconsolidated entities in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Excluding our investment in a pre-owned rental homes REIT, the remainder of our investments in our unconsolidated entities have historically been entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the unconsolidated entity’s members and other third parties. We account for our interest in our unconsolidated entities under the equity method. Our unaudited condensed consolidated balance sheets include investments in unconsolidated entities totaling $36.5 million and $45.0 million at March 31, 2014 and September 30, 2013, respectively.
Our unconsolidated entities periodically obtain secured acquisition and development financing. At March 31, 2014, our unconsolidated entities had borrowings outstanding totaling $111.6 million. Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. At March 31, 2014, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 3 to the unaudited condensed consolidated financial statements for further information.
We had outstanding performance bonds of approximately $189.3 million at March 31, 2014 related principally to our obligations to local governments to construct roads and other improvements in various developments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of March 31, 2014, we had variable rate debt outstanding totaling approximately $22.4 million. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at March 31, 2014 was $1.59 billion, compared to a carrying value of $1.49 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.59 billion to $1.66 billion at March 31, 2014.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In the normal course of business, we are subject o various lawsuits. We cannot predict or determine the timing or final outcome of these lawsuits or the effect that any adverse findings or determinations in pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss, if any, cannot presently be made with respect to certain of these pending matters. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations.

Other Matters
As disclosed in our 2009 Form 10-K, on July 1, 2009, the Company announced that it had resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as previously described in our 2009 Form 10-K) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $20.2 million has been paid as of March 31, 2014. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
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

Item 6. Exhibits

10.1*	Beazer Homes USA, Inc. 2014 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2014).

31.1	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 17 CFR 240.13a-14 promulgated under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from Beazer Homes USA, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed on May 1, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Represents a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 1, 2014	Beazer Homes USA, Inc.

		By:		/s/ ROBERT L. SALOMON
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer