Form 10-Q
period 2014-06-30
BEAZER HOMES USA INC
filed 2014-07-31
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding at July 30, 2014
Common Stock, $0.001 par value	26,768,714

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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2014	September 30, 2013
ASSETS
Cash and cash equivalents	$206,482	$504,459
Restricted cash	57,963	48,978
Accounts receivable (net of allowance of $1,278 and $1,651, respectively)	28,999	22,342
Income tax receivable	4,754	2,813
Inventory
Owned inventory	1,587,954	1,304,694
Land not owned under option agreements	7,588	9,124
Total inventory	1,595,542	1,313,818
Investments in unconsolidated entities	34,224	44,997
Deferred tax assets, net	5,480	5,253
Property, plant and equipment, net	17,183	17,000
Other assets	26,767	27,129
Total assets	$1,977,394	$1,986,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$84,435	$83,800
Other liabilities	133,698	145,623
Obligations related to land not owned under option agreements	3,016	4,633
Total debt (net of discounts of $4,590 and $5,160 respectively)	1,537,242	1,512,183
Total liabilities	1,758,391	1,746,239
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 26,768,714 and 25,245,945 issued and outstanding, respectively)	27	25
Paid-in capital	850,080	846,165
Accumulated deficit	(631,104)	(605,640)
Total stockholders’ equity	219,003	240,550
Total liabilities and stockholders’ equity	$1,977,394	$1,986,789

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total revenue	$354,671	$314,439	$917,862	$849,243
Home construction and land sales expenses	283,857	260,324	739,295	712,930
Inventory impairments and option contract abandonments	2,010	—	2,921	2,229
Gross profit	68,804	54,115	175,646	134,084
Commissions	14,322	13,078	37,239	35,406
General and administrative expenses	35,994	29,612	97,032	84,735
Depreciation and amortization	3,400	2,953	9,138	8,761
Operating income	15,088	8,472	32,237	5,182
Equity in (loss) income of unconsolidated entities	(81)	(310)	221	(206)
Loss on extinguishment of debt	(19,764)	—	(19,917)	(3,638)
Other expense, net	(10,205)	(14,036)	(39,689)	(45,858)
Loss from continuing operations before income taxes	(14,962)	(5,874)	(27,148)	(44,520)
Benefit from income taxes	(1,769)	(432)	(1,783)	(1,028)
Loss from continuing operations	(13,193)	(5,442)	(25,365)	(43,492)
Income (loss) from discontinued operations, net of tax	838	(346)	(99)	(2,324)
Net loss	$(12,355)	$(5,788)	$(25,464)	$(45,816)
Weighted average number of shares:
Basic and Diluted	26,421	24,770	25,582	24,571
Basic and Diluted (loss) income per share:
Continuing Operations	$(0.50)	$(0.22)	$(0.99)	$(1.77)
Discontinued Operations	$0.03	$(0.01)	$(0.01)	$(0.09)
Total	$(0.47)	$(0.23)	$(1.00)	$(1.86)

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(25,464)	$(45,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,138	8,761
Stock-based compensation expense	1,879	2,275
Inventory impairments and option contract abandonments	2,921	2,246
Deferred and other income tax provision (benefit)	16	(485)
Changes in allowance for doubtful accounts	(373)	(190)
Equity in (income) loss of unconsolidated entities	(221)	207
Cash distributions of income from unconsolidated entities	567	336
Loss on extinguishment of debt	2,670	1,517
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,284)	(1,277)
(Increase) decrease in income tax receivable	(1,941)	3,292
Increase in inventory	(260,982)	(159,753)
(Increase) decrease in other assets	(626)	559
Increase in trade accounts payable	635	10,357
Decrease in other liabilities	(11,191)	(20,274)
Other changes	(337)	51
Net cash used in operating activities	(289,593)	(198,194)
Cash flows from investing activities:
Capital expenditures	(8,984)	(6,572)
Investments in unconsolidated entities	(4,567)	(1,374)
Return of capital from unconsolidated entities	187	432
Increases in restricted cash	(10,081)	(1,788)
Decreases in restricted cash	1,096	9,035
Net cash used in investing activities	(22,349)	(267)
Cash flows from financing activities:
Repayment of debt	(305,085)	(185,431)
Proceeds from issuance of new debt	325,000	200,000
Debt issuance costs	(5,504)	(4,935)
Settlement of unconsolidated entity debt obligation	—	(500)
Payments for other financing activities	(446)	(122)
Net cash provided by financing activities	13,965	9,012
Decrease in cash and cash equivalents	(297,977)	(189,449)
Cash and cash equivalents at beginning of period	504,459	487,795
Cash and cash equivalents at end of period	$206,482	$298,346

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (Beazer Homes, Beazer or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. The results of our consolidated operations presented herein for the three and nine months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operations and other items. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (the 2013 Annual Report).
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
Other Liabilities. Other liabilities include the following:

(In thousands)	June 30, 2014	September 30, 2013
Income tax liabilities	$20,470	$20,170
Accrued warranty expenses	13,781	11,663
Accrued interest	23,859	33,372
Accrued and deferred compensation	18,844	25,579
Customer deposits	16,139	11,408
Other	40,605	43,431
Total	$133,698	$145,623

(2) Supplemental Cash Flow Information

	Nine Months Ended
	June 30,
(In thousands)	2014	2013
Supplemental disclosure of non-cash activity:
Decrease in obligations related to land not owned under option agreements	$(1,617)	$(1,883)
Decrease in debt related to conversion of Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock	(2,376)	(9,402)
Non-cash land acquisitions	20,207	—
Supplemental disclosure of cash activity:
Interest payments	100,040	92,742
Income tax payments	174	133
Tax refunds received	—	3,925

(3) Investments in Unconsolidated Entities
As of June 30, 2014, we participated in certain land development joint ventures and other unconsolidated entities in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated entities, the total equity and outstanding borrowings of these unconsolidated entities, and our guarantees of these borrowings, as of June 30, 2014 and September 30, 2013:

(In thousands)	June 30, 2014	September 30, 2013
Beazer’s investment in unconsolidated entities	$34,224	$44,997
Total equity of unconsolidated entities	171,860	385,040
Total outstanding borrowings of unconsolidated entities	124,265	85,938

For the three and nine months ended June 30, 2014 and 2013, our income (loss) from unconsolidated entity activities and the overall equity in income (loss) of unconsolidated entities is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Continuing operations:
(Loss) income from unconsolidated entity activity	$(81)	$(129)	$221	$(25)
Impairment of unconsolidated entity investment	—	(181)	—	(181)
Equity in (loss) income of unconsolidated entities - continuing operations	$(81)	$(310)	$221	$(206)

South Edge/Inspirada
During the nine months ended June 30, 2014, we and our joint venture partners received land in exchange for our investments in Inspirada. The change in total equity of unconsolidated entities above reflects these distributions.Also during the nine months ended June 30, 2014, we paid $1.0 million to the joint venture related to infrastructure and development costs. We continue to have an obligation for our portion of future infrastructure and other development costs which are estimated at approximately $5.7 million.
Pre-Owned Rental Homes
Effective May 3, 2012, we contributed $0.3 million in cash and our Pre-Owned Homes business at cost, including 190 homes in Arizona and Nevada, of which 187 were leased, for an initial 23.5% equity method investment in an unconsolidated real estate investment trust (the REIT). The Company also received grants of restricted units in the REIT, of which a portion was vested as of June 30, 2014. As of June 30, 2014, we held a 15.7% investment in the REIT.

On July 1, 2014, the REIT was sold to American Homes 4 Rent (AMH), a publicly traded real estate investment trust. As a result of the transaction, the Company received Class A common stock in AMH. Under the terms of the AMH agreement, AMH agreed to file a shelf registration statement for the resale of our AMH shares, pursuant to which we may sell such shares from time to time in one or more transactions. The Company expects to record a gain on the transaction of approximately $6 million during our fourth quarter of fiscal 2014.
Guarantees
Historically, Beazer and our land development joint venture partners provide varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. As of June 30, 2014 and September 30, 2013, we had no outstanding guarantees or other debt-related obligations related to our unconsolidated entities.
During the fiscal year ended September 30, 2013, we entered into a settlement agreement related to one repayment guarantee, paid $0.5 million to settle our liability and recognized the remaining $0.2 million as other income.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and nine months ended June 30, 2014 and 2013, we were not required to make any payments related to environmental indemnities.
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

(4) Inventory

(In thousands)	June 30, 2014	September 30, 2013
Homes under construction	$384,795	$262,476
Development projects in progress	690,557	578,453
Land held for future development	309,516	341,986
Land held for sale	74,365	31,331
Capitalized interest	84,083	52,562
Model homes	44,638	37,886
Total owned inventory	$1,587,954	$1,304,694

Homes under construction includes homes substantially finished and ready for delivery and homes in various stages of construction. We had 137 ($30.0 million) and 113 ($30.7 million) substantially completed homes that were not subject to a sales contract (spec homes) at June 30, 2014 and September 30, 2013, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. During the nine months ended June 30, 2014, we began development on a large project in California that was previously included in land held for future development. The increase in land held for sale relates to recent purchases of large land positions, a portion of which we have committed to sell. A majority of this land held for sale is currently under contract. Land held for sale in Unallocated and Other as of June 30, 2014 includes land held for sale in the markets we have decided to exit including Charlotte, North Carolina, Denver, Colorado and Detroit, Michigan. Total owned inventory, by reportable segment, is set forth in the table below:

(In thousands)	Projects in Progress	Held for Future Development	Land Held for Sale	Total Owned Inventory
June 30, 2014
West Segment	$442,694	$262,481	$19,192	$724,367
East Segment	382,234	28,787	34,608	445,629
Southeast Segment	259,530	18,248	13,205	290,983
Unallocated and Other	119,615	—	7,360	126,975
Total	$1,204,073	$309,516	$74,365	$1,587,954
September 30, 2013
West Segment	$339,319	$292,875	$16,572	$648,766
East Segment	331,894	25,491	3,833	361,218
Southeast Segment	178,624	23,620	8,208	210,452
Unallocated and Other	81,540	—	2,718	84,258
Total	$931,377	$341,986	$31,331	$1,304,694

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

As of June 30, 2014, four communities were on our quarterly watch list. After additional financial and operational review, we determined that the factors contributing to profit margins below our threshold for certain of these communities were temporary in nature and therefore those communities were not subjected to further analysis. As of June 30, 2013, there were no communities on our quarterly watch list and therefore we did not perform any impairment analyses for the quarter ended June 30, 2013. The following tables represent the results, by reportable segment, of our community level review of the recoverability of our inventory assets held for development as of June 30, 2014. The aggregate undiscounted cash flow fair value as a percentage of book value for the communities represented below is consistent with our expectations given our “watch list” methodology.

($ in thousands)		Undiscounted Cash Flow Analyses Prepared
Segment	# of Communities on Watch List	# of Communities	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV
Quarter Ended June 30, 2014
West	3	2	$12,215	103.7%
East	—	—	—	n/a
Southeast	1	—	—	n/a
Unallocated	—	—	—	n/a
Total	4	2	$12,215	103.7%

There were no impairments recorded during the three and nine months ended June 30, 2014 or 2013 related to our analyses. The impairments on development projects and homes in process below for the nine months ended June 30, 2013 related to homes sold and in backlog with net contribution margins below a minimum threshold of profitability in communities that were not otherwise impaired through our discounted cash flow analysis.

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

Also, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to not exercise certain options and to write-off the deposits securing the option takedowns and pre-acquisition costs, as applicable. In determining whether to abandon lots or lot option contracts, our evaluation is primarily based upon the expected cash flows from the property. If we intend to abandon or walk-away from the property, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs. Abandonment charges generally relate to our decision to abandon lots or not exercise certain option contracts that are not projected to produce adequate results or no longer fit in our long-term strategic plan. Included in the abandonments below for the three and nine months ended June 30, 2014 is a $1.7 million abandonment of certain lots related to wetlands permitting issues in the Southeast segment.
The following table sets forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the three and nine months ended June 30, 2014 and 2013, as applicable:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Development projects and homes in process (Held for Development)
West	$—	$—	$—	$46
East	—	—	—	13
Southeast	—	—	—	—
Unallocated	—	—	—	—
Subtotal	$—	$—	$—	$59
Land Held for Sale
West	$—	$—	$—	$—
East	201	—	232	—
Southeast	—	—	28	1,778
Subtotal	$201	$—	$260	$1,778
Lot Option Abandonments
West	$—	$—	$—	$104
East	156	—	156	20
Southeast	1,653	—	2,505	268
Unallocated	—	—	—	—
Subtotal	$1,809	$—	$2,661	$392
Continuing Operations	$2,010	$—	$2,921	$2,229
Discontinued Operations
Held for Development	$—	$—	$—	$—
Land Held for Sale	—	—	—	17
Lot Option Abandonments	—	—	—	—
Subtotal	$—	$—	$—	$17
Total Company	$2,010	$—	$2,921	$2,246

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
The following provides a summary of our interests in lot option agreements as of June 30, 2014 and September 30, 2013:

(In thousands)	Deposits & Non-refundable Preacquisition Costs Incurred	Remaining Obligation	Land Not Owned Under Option Agreements
As of June 30, 2014
Consolidated VIEs	$4,572	$3,016	$7,588
Unconsolidated lot option agreements	38,055	414,217	—
Total lot option agreements	$42,627	$417,233	$7,588
As of September 30, 2013
Consolidated VIEs	$4,491	$4,633	$9,124
Unconsolidated lot option agreements	32,822	284,005	—
Total lot option agreements	$37,313	$288,638	$9,124

(5) Interest
Our ability to capitalize all interest incurred during the three and nine months ended June 30, 2014 and 2013 has been limited by our inventory eligible for capitalization. The following table sets forth certain information regarding interest:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Capitalized interest in inventory, beginning of period	$72,256	$45,501	$52,562	$38,190
Interest incurred	31,678	28,766	96,577	86,361
Interest expense not qualified for capitalization and included as other expense	(10,421)	(14,252)	(41,112)	(46,709)
Capitalized interest amortized to house construction and land sales expenses	(9,430)	(9,996)	(23,944)	(27,823)
Capitalized interest in inventory, end of period	$84,083	$50,019	$84,083	$50,019

(6) Earnings Per Share

In computing diluted loss per share for the three and nine months ended June 30, 2014 and 2013, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. For the quarter ended June 30, 2014, these excluded common stock equivalents included options/stock-settled appreciation rights (SSARs) to purchase 0.7 million shares of common stock, 0.3 million shares of nonvested restricted stock and 5.2 million shares issuable upon the conversion of our Tangible Equity Unit (TEU) prepaid stock purchase contracts (PSPs).

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

As of June 30, 2014, there were approximately 3.7 million TEUs outstanding (including $8.3 million of amortizing notes). The PSPs related to the TEUs are scheduled to be settled in Beazer Homes' common stock on July 15, 2015. If on that date, our common stock price is (1) at or below $14.50 per share, the PSPs will convert to 1.72414 shares per unit, (2) at or above $17.75 per share, the PSPs will convert to 1.40746 shares per unit or (3) between $14.50 and $17.75 per share, the PSPs will convert to a number of shares of our common stock equal to $25.00 divided by the applicable market value of our common stock. If the remaining TEU PSPs were converted at the settlement factor under their agreement based on our current stock price, we would be required to issue approximately 5.2 million shares of common stock to the instrument holders upon conversion.

(7) Borrowings

At June 30, 2014 and September 30, 2013 we had the following long-term debt, net of discounts:

(In thousands)	Maturity Date	June 30, 2014	September 30, 2013
8 1/8% Senior Notes	June 2016	$172,879	$172,879
6 5/8% Senior Secured Notes	April 2018	300,000	300,000
9 1/8% Senior Notes	June 2018	—	298,000
9 1/8% Senior Notes	May 2019	235,000	235,000
5 3/4% Senior Notes	June 2019	325,000	—
7 1/2% Senior Notes	September 2021	200,000	200,000
7 1/4% Senior Notes	February 2023	200,000	200,000
TEU Senior Amortizing Notes	July 2015	8,317	16,141
Unamortized debt discounts		(4,590)	(5,160)
Total Senior Notes, net		$1,436,606	$1,416,860
Junior subordinated notes	July 2036	55,220	53,670
Cash Secured Loans	November 2017	22,368	22,368
Other secured notes payable	Various Dates	23,048	19,285
Total debt, net		$1,537,242	$1,512,183

Secured Revolving Credit Facility —The $150 million Secured Revolving Credit Facility provides for future working capital and letter of credit capacity and matures in September 2015. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. As of June 30, 2014, we were in compliance with all such covenants and had $150 million of available borrowings under the Secured Revolving Credit Facility. We have elected to cash collateralize all letters of credit; however, as of June 30, 2014, we have also pledged approximately $1 billion of inventory assets to our Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. There were no borrowings under the Secured Revolving Credit Facility as of June 30, 2014 or September 30, 2013.

Letter of Credit Facilities — We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $220.0 million. As of June 30, 2014 and September 30, 2013, we have letters of credit outstanding of $33.7 million and $25.2 million, respectively, which are secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
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

The Company's Senior Notes are subject to indentures containing certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur additional indebtedness and to make certain investments. Specifically, all of our Senior Notes contain covenants that restrict our ability to incur additional indebtedness unless it is refinancing indebtedness or non-recourse indebtedness. The incurrence of refinancing indebtedness and non-recourse indebtedness, as defined in the applicable indentures, are exempted from the covenant test. As of June 30, 2014, we were not able to incur additional indebtedness, except refinancing or non-recourse indebtedness. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in all of our Senior Notes as of June 30, 2014.
Our Senior Notes due 2016 (the 2016 Notes) contain the most restrictive covenants, including the consolidated tangible net worth covenant, which states that should consolidated tangible net worth fall below $85 million for two consecutive quarters, the Company is required to make an offer to purchase 10% of the 2016 Notes at par. If triggered and fully subscribed, this could result in our having to purchase $27.5 million of the 2016 Notes, which may be reduced by certain 2016 Note repurchases (potentially at less than par) made in the open market after the triggering date. As of June 30, 2014 our consolidated tangible net worth was $193.6 million, well in excess of the minimum covenant requirement.
In April 2014, we issued and sold $325 million aggregate principal amount of 5.75% Senior Notes due June 2019 (the June 2019 Notes) at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the June 2019 Notes is payable semi-annually in cash in arrears, beginning on December 15, 2014. The June 2019 Notes will mature on June 15, 2019. Prior to maturity, we may, at our option redeem the June 2019 Notes at any time, in whole or in part, at specified redemption prices, which also include a customary make-whole premium provision through March 15, 2019. In July 2014, we exchanged 100% of the June 2019 Notes for notes that are freely transferable and registered under the Securities Act of 1933.
The proceeds from the $325 million debt issuance in April 2014 were used to redeem all of our outstanding Senior Notes due June 2018 (the 2018 Notes), including the applicable $17.2 million call price and make-whole premiums provided for by the 2018 Notes. We recognized a loss on debt extinguishment of the 2018 Notes of $19.8 million in the quarter ended June 30, 2014 related to the premiums paid and the write-off of unamortized debt issuance costs. The 2018 Notes redeemed by the Company were canceled.
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
The June 2019 Notes, 2021 Notes and 2023 Notes rank equally in right of payment with all of our existing and future senior unsecured obligations, senior to all of the Company's existing and future subordinated indebtedness and effectively subordinated to the Company's existing and future secured indebtedness, including indebtedness under our revolving credit facility and our 6.625% Senior Secured Notes due 2018, to the extent of the value of the assets securing such indebtedness. The June 2019 Notes, 2021 Notes and 2023 Notes and related guarantees are structurally subordinated to all indebtedness and other liabilities of all of the Company's subsidiaries that do not guarantee these notes. The June 2019 Notes, 2021 Notes and 2023 Notes are fully and unconditionally guaranteed jointly and severally on a senior basis by the Company's wholly-owned subsidiaries party to the Indenture.
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
Junior Subordinated Notes — $103.1 million of unsecured junior subordinated notes mature on July 30, 2036, are redeemable at par and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a variable interest rate as defined in the junior subordinated notes agreement. The obligations relating to these notes and the related securities are subordinated to our Secured Revolving Credit Facility and Senior Notes. In January 2010, we modified the terms of $75 million of these notes and recorded these notes at their estimated fair value. Over the remaining life of the notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of June 30, 2014, the unamortized accretion was $45.6 million and will be amortized over the remaining life of the notes.
As of June 30, 2014, we were in compliance with all covenants under our Junior Notes.
Cash Secured Loans — We have two separate loan facilities, totaling $22.4 million outstanding as of June 30, 2014. Borrowing under the cash secured loan facilities will replenish cash used to repay or repurchase the Company’s debt and would be considered “refinancing indebtedness” under certain of the Company’s existing indentures and debt covenants. However, because the loans are fully collateralized by cash equal to the loan amount, the loans do not provide liquidity to the Company.
The loans mature in November 2017, however, the lenders of these facilities may put the outstanding loan balances to the Company at the two or four year anniversaries of the loans. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our unaudited condensed consolidated balance sheet as of June 30, 2014 and September 30, 2013. The cash secured loans have a maximum interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing. During the fiscal year ended September 30, 2013, we repaid $205 million of the outstanding cash secured term loans and recognized a $1 million loss on debt extinguishment in the quarter ended September 30, 2013, primarily related to the unamortized discounts and debt issuance costs related to these loans.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of June 30, 2014 and September 30, 2013, we had outstanding notes payable of $23.0 million and $19.3 million respectively, primarily related to land acquisitions. These notes payable have varying expiration dates between 2014 and 2019 and have a weighted average fixed rate of 4.06% at June 30, 2014. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

(8) Income Taxes
For the three and nine months ended June 30, 2014 and 2013, our non-cash tax provision/benefit from continuing operations primarily related to a change in our prior year's recognized tax benefits.
In the normal course of business, we are subject to audits by federal and state tax authorities. Our federal income tax returns for fiscal years 2007 through 2010 were under Internal Revenue Service (IRS) appeal as of June 30, 2014. In July 2014, the Company received notification that the Joint Committee on Taxation had taken no exception to conclusions reached pursuant to our IRS appeal. As a result, the Company will receive approximately $26 million, plus interest, primarily related to one item which the Company is permitted to carry back to a pre-Section 382 limitation year. This appeal resolution will be recognized as a tax benefit during the quarter ended September 30, 2014.
Our federal income tax returns for fiscal years 2011 through 2012 and certain state income tax returns for various fiscal years are under routine examination. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2011 and subsequent years. The final outcome of these examinations are not yet determinable and therefore any additional change in our unrecognized tax benefits that could occur within the next 12 months cannot be estimated at this time.

As of June 30, 2014 and September 30, 2013, we had $2.8 million and $2.6 million of accrued interest and penalties related to our unrecognized tax benefits, respectively.

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

Accordingly, a portion of our $543.4 million of total gross deferred tax assets related to accrued losses on our inventory may be unavailable due to the limitation imposed by Section 382. As of June 30, 2014, we estimate that between $10.2 million and $48.6 million may be unavailable due to our Section 382 limitation. As a result, upon the resumption of sustained profitability and reversal of our valuation allowance, between $440.5 million and $479.0 million of our net deferred tax assets may be available to us for the reduction of future cash taxes. The actual realization of our deferred tax assets is difficult to predict and will be dependent on future events.

Considering the limitation imposed by Section 382, the table below depicts the classifications of our deferred tax assets:

(In thousands)	June 30, 2014
Deferred tax assets:
Subject to annual limitation	$102,207
Generally not subject to annual limitation	371,399
Certain components likely to be subject to annual limitation	69,779
Total deferred tax assets	543,385
Deferred tax liabilities	(54,257)
Net deferred tax assets before valuation allowance	489,128
Valuation allowance	(483,648)
Net deferred tax assets	$5,480

Based upon an evaluation of all available evidence, we established a valuation allowance for substantially all of our deferred tax assets during fiscal 2008. As of June 30, 2014, we continued our evaluation of whether the valuation allowance against our deferred tax assets was still required. We considered positive evidence including evidence of recovery in the housing markets where we operate, the prospects of continued profitability and growth, a strong backlog and sufficient balance sheet liquidity to sustain and grow operations. Although the Company’s performance and current positioning is bringing it closer to a conclusion that a valuation allowance is no longer needed, further evidence of sustained profitability is needed to reverse our valuation allowance against our deferred tax assets. Therefore, based upon all available positive and negative evidence, we concluded a valuation allowance is still needed for substantially all of our gross deferred tax assets at June 30, 2014. The Company's deferred tax asset valuation allowance was $483.6 million and $487.3 million as of June 30, 2014 and September 30, 2013, respectively. In the fourth quarter of fiscal 2014, we expect to reduce the portion of our deferred tax asset and valuation allowance related to items settled in our IRS Appeal and for any taxable income related to our operating results. In future periods, we expect to reduce all or a portion of our valuation allowance, generating a non-cash tax benefit, if sufficient positive evidence is present indicating that more likely than not a portion or all of our deferred tax assets will be realized. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain limited exceptions. ASU 2013-11 is effective for annual reporting periods beginning on or after December 15, 2013 and interim periods within those annual periods with earlier adoption permitted. The Company anticipates adopting this guidance in the quarter ended September 30, 2014. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial position, results of operations or cash flows.

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
We subcontract our homebuilding work to subcontractors whose contracts generally include an indemnity obligation and a requirement that certain minimum insurance requirements be met. In accordance with a certificate of insurance prior to receiving payments for their work. Therefore, many claims relating to workmanship and materials are the primary responsibility of the subcontractors.
Warranty reserves are included in other liabilities and the provision for warranty accruals is included in home construction and land sales expenses in the unaudited condensed consolidated financial statements. We record reserves covering anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by operating segment. An analysis by operating segment allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also contemplates the existence of any non-recurring or community-specific warranty related matters that might not be contemplated in our historical data and trends. Changes in liability related to warranties existing in prior periods below for the quarter and nine months ended June 30, 2014, includes additional warranty reserves for certain community-specific matters that were recently identified and were unknown when the homes closed.
As a result of our quarterly analyses, we adjust our estimated warranty liabilities, if required. While we believe our warranty reserves are adequate as of June 30, 2014, historical data and trends may not accurately predict actual warranty costs or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$12,561	$13,601	$11,663	$15,477
Accruals for warranties issued	1,517	1,398	3,687	4,128
Changes in liability related to warranties existing in prior periods	2,459	256	5,682	(1,483)
Payments made	(2,756)	(1,810)	(7,251)	(4,677)
Balance at end of period	$13,781	$13,445	$13,781	$13,445

Litigation
As disclosed in prior SEC filings, we operated Beazer Mortgage Corporation (BMC) from 1998 through February 2008 to offer mortgage financing to buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold these loans to investors. In general, underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. From time to time we have received claims from institutions which have acquired certain of these mortgages demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. We have been able to resolve these claims for amounts that are not material to our consolidated financial position or results of operation. We currently have an insignificant number of such claims outstanding for which we believe we have no liability. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors, although, at this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial position or results of operations. As of June 30, 2014, no liability has been recorded for any such additional claims as such exposure is not both probable and reasonably estimable.
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
Other Matters
In fiscal 2009, the Company resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as provided for in the DPA) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $20.2 million has been paid as of June 30, 2014 and an additional $3.3 million has been recorded as a liability at June 30, 2014. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
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
We have accrued $18.0 million and $19.9 million in other liabilities related to litigation and other matters, excluding warranty, as of June 30, 2014 and September 30, 2013, respectively.
We had outstanding letters of credit and performance bonds of approximately $33.7 million and $200.3 million, respectively, at June 30, 2014 related principally to our obligations to local governments to construct roads and other improvements in various developments. We have no outstanding letters of credit relating to our land option contracts as of June 30, 2014.

(10) Fair Value Measurements
As of June 30, 2014, we had no assets or liabilities in our unaudited condensed consolidated balance sheets that were required to be measured at fair value on a recurring basis. Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.
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

The following table presents our assets measured at fair value on a non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the nine months ended June 30, 2014 and 2013:

(In thousands)	Level 1	Level 2	Level 3	Total
Nine Months Ended June 30, 2014
Land held for sale	—	—	$6,730	$6,730
Nine Months Ended June 30, 2013
Land held for sale	—	—	$2,013	$2,013
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
Obligations related to land not owned under option agreements approximate fair value. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

(In thousands)	As of June 30, 2014		As of September 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,436,606	$1,514,731	$1,416,860	$1,469,904
Junior Subordinated Notes	55,220	55,220	53,670	53,670
	$1,491,826	$1,569,951	$1,470,530	$1,523,574

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

(11) Stock-based Compensation
For the three and nine months ended June 30, 2014, our total stock-based compensation, included in general and administrative expenses (G&A), was approximately $0.6 million ($0.5 million net of tax) and $1.9 million ($1.4 million net of tax), respectively. The fair value of each option/stock-based stock appreciation right (SSAR) grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each performance-based, nonvested stock grant is estimated on the date of grant using the Monte Carlo valuation method. The cash-settled component of any awards granted to employees are accounted for as a liability award and the liability is adjusted to fair value each reporting period until vested. Non-performance based, nonvested stock is valued based on the market price of the common stock on the date of the grant.
During the nine months ended June 30, 2014 and 2013, employees surrendered 23,602 and 6,147 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $450,000 and $121,000 for the nine months ended June 30, 2014 and 2013, respectively.

Stock Options: We used the following weighted-average assumptions for our options granted during the nine months ended June 30, 2014:

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
The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. At June 30, 2014, our SSAR/stock options outstanding had an intrinsic value of $2.7 million. The intrinsic value of SSARs/stock options vested and expected to vest in the future was $2.7 million. The SSARS/stock options vested and expected to vest in the future had a weighted average expected life of 2.8 years. The aggregate intrinsic value of exercisable SSARs/stock options as of June 30, 2014 was $1.2 million.
The following table summarizes stock options and SSARs outstanding as of June 30, 2014, as well as activity during the three and nine months then ended:

	Three Months Ended		Nine Months Ended
	June 30, 2014		June 30, 2014
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	711,869	$29.41	560,784	$33.01
Granted	—	—	161,010	19.11
Exercised	—	—	(1,288)	16.16
Expired	(52,941)	170.00	(55,811)	170.32
Forfeited	—	—	(5,767)	22.23
Outstanding at end of period	658,928	$18.11	658,928	$18.11
Exercisable at end of period	358,723	$19.73	358,723	$19.73
Vested or expected to vest in the future	653,999	$18.11	653,999	$18.11

Nonvested Stock Awards: Compensation cost arising from nonvested stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of June 30, 2014 and September 30, 2013, there was $2.8 million and $1.0 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at June 30, 2014 is expected to be recognized over a weighted average period of 2.4 years.
During the nine months ended June 30, 2014, we issued 28,690 shares of performance-based restricted stock (Performance Shares) to our executive officers and certain corporate employees. Each Performance Share represents a contingent right to receive one share of the Company’s common stock if vesting is satisfied at the end of the three-year performance period. The number of shares that will vest at the end of the three-year performance period will depend upon the level to which the following two performance criteria are achieved (1) Beazer’s total shareholder return (TSR) relative to a group of peer companies and (2) the compound annual growth rate (CAGR) during the three-year performance period of Beazer common stock. The target number of Performance Shares that vest may be increased by up to 50% based on the level of achievement of the above criteria as defined in the applicable award agreement. Payment for Performance Shares in excess of the target number (28,690) will be settled in cash. Any portion of the Performance Shares that do not vest at the end of the period will be forfeited. The grants of the performance-based, nonvested stock were valued using the Monte Carlo valuation method and had an estimated fair value of $15.90 per share, a portion of which is attributable to the potential cash-settled liability aspect of the grant which is included in Other Liabilities.
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

Activity relating to nonvested stock awards, including the Performance Shares for the three and nine months ended June 30, 2014 is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2014		June 30, 2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	306,456	$13.08	280,416	$12.32
Granted	50,000	20.25	185,567	18.27
Vested	(10,322)	70.26	(112,599)	21.56
Forfeited	(1,342)	19.11	(8,592)	16.86
End of period	344,792	$12.39	344,792	$12.39

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Revenue
West	$136,906	$133,519	$381,368	$362,641
East	128,358	111,556	319,313	325,224
Southeast	89,407	69,364	217,181	161,378
Total revenue	$354,671	$314,439	$917,862	$849,243

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Operating income
West	$18,754	$15,313	$48,854	$33,716
East	10,438	7,714	21,667	24,215
Southeast	8,235	7,644	18,025	12,024
Segment total	37,427	30,671	88,546	69,955
Corporate and unallocated (a)	(22,339)	(22,199)	(56,309)	(64,773)
Total operating income	$15,088	$8,472	$32,237	$5,182

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Depreciation and amortization
West	$1,427	$1,263	$4,113	$3,470
East	890	750	2,138	2,333
Southeast	521	411	1,270	1,068
Segment total	2,838	2,424	7,521	6,871
Corporate and unallocated (a)	562	529	1,617	1,890
Depreciation and amortization - continuing operations	$3,400	$2,953	$9,138	$8,761

	Nine Months Ended
	June 30,
(In thousands)	2014	2013
Capital Expenditures
West	$3,891	$2,979
East	1,827	881
Southeast	1,498	1,087
Corporate and unallocated	1,768	1,625
Consolidated total	$8,984	$6,572

(In thousands)	June 30, 2014	September 30, 2013
Assets
West	$746,336	$680,346
East	462,266	369,937
Southeast	311,059	228,814
Corporate and unallocated (b)	457,733	707,692
Consolidated total	$1,977,394	$1,986,789

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

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
June 30, 2014
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$200,696	$9,223	$1,640	$(5,077)	$206,482
Restricted cash	56,749	1,214	—	—	57,963
Accounts receivable (net of allowance of $1,278)	—	28,996	3	—	28,999
Income tax receivable	4,754	—	—	—	4,754
Owned inventory	—	1,587,954	—	—	1,587,954
Consolidated inventory not owned	—	7,588	—	—	7,588
Investments in unconsolidated entities	773	33,451	—	—	34,224
Deferred tax assets, net	5,480	—	—	—	5,480
Property, plant and equipment, net	—	17,183	—	—	17,183
Investments in subsidiaries	177,783	—	—	(177,783)	—
Intercompany	1,313,401	—	2,399	(1,315,800)	—
Other assets	18,616	8,042	109	—	26,767
Total assets	$1,778,252	$1,693,651	$4,151	$(1,498,660)	$1,977,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$84,435	$—	$—	$84,435
Other liabilities	42,656	90,140	902	—	133,698
Intercompany	2,399	1,318,478	—	(1,320,877)	—
Obligations related to land not owned under option agreements	—	3,016	—	—	3,016
Total debt (net of discounts of $4,590)	1,514,194	23,048	—	—	1,537,242
Total liabilities	1,559,249	1,519,117	902	(1,320,877)	1,758,391
Stockholders’ equity	219,003	174,534	3,249	(177,783)	219,003
Total liabilities and stockholders’ equity	$1,778,252	$1,693,651	$4,151	$(1,498,660)	$1,977,394

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
September 30, 2013
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$499,341	$6,324	$1,637	$(2,843)	$504,459
Restricted cash	47,873	1,105	—	—	48,978
Accounts receivable (net of allowance of $1,651)	—	22,339	3	—	22,342
Income tax receivable	2,813	—	—	—	2,813
Owned inventory	—	1,304,694	—	—	1,304,694
Consolidated inventory not owned	—	9,124	—	—	9,124
Investments in unconsolidated entities	773	44,224	—	—	44,997
Deferred tax assets, net	5,253	—	—	—	5,253
Property, plant and equipment, net	—	17,000	—	—	17,000
Investments in subsidiaries	123,600	—	—	(123,600)	—
Intercompany	1,088,949	—	2,747	(1,091,696)	—
Other assets	19,602	7,147	380	—	27,129
Total assets	$1,788,204	$1,411,957	$4,767	$(1,218,139)	$1,986,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$83,800	$—	$—	$83,800
Other liabilities	52,009	92,384	1,230	—	145,623
Intercompany	2,747	1,091,792	—	(1,094,539)	—
Obligations related to land not owned under option agreements	—	4,633	—	—	4,633
Total debt (net of discounts of $5,160)	1,492,898	19,285	—	—	1,512,183
Total liabilities	1,547,654	1,291,894	1,230	(1,094,539)	1,746,239
Stockholders’ equity	240,550	120,063	3,537	(123,600)	240,550
Total liabilities and stockholders’ equity	$1,788,204	$1,411,957	$4,767	$(1,218,139)	$1,986,789

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended June 30, 2014
Total revenue	$—	$354,671	$100	$(100)	$354,671
Home construction and land sales expenses	9,430	274,527	—	(100)	283,857
Inventory impairments and option contract abandonments	—	2,010	—	—	2,010
Gross (loss) profit	(9,430)	78,134	100	—	68,804
Commissions	—	14,322	—	—	14,322
General and administrative expenses	—	35,967	27	—	35,994
Depreciation and amortization	—	3,400	—	—	3,400
Operating (loss) income	(9,430)	24,445	73	—	15,088
Equity in loss of unconsolidated entities	—	(81)	—	—	(81)
Loss on extinguishment of debt	(19,764)	—	—	—	(19,764)
Other (expense) income, net	(10,421)	216		—	(10,205)
(Loss) income before income taxes	(39,615)	24,580	73	—	(14,962)
(Benefit from) provision for income taxes	(4,730)	2,935	26	—	(1,769)
Equity in income of subsidiaries	21,692	—	—	(21,692)	—
(Loss) income from continuing operations	(13,193)	21,645	47	(21,692)	(13,193)
Income (loss) from discontinued operations	—	842	(4)	—	838
Equity in income of subsidiaries	838	—	—	(838)	—
Net (loss) income	$(12,355)	$22,487	$43	$(22,530)	$(12,355)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended June 30, 2013
Total revenue	$—	$314,439	$173	$(173)	$314,439
Home construction and land sales expenses	9,996	250,501	—	(173)	260,324
Inventory impairments and option contract abandonments	—	—	—	—	—
Gross (loss) profit	(9,996)	63,938	173	—	54,115
Commissions	—	13,078	—	—	13,078
General and administrative expenses	—	29,570	42	—	29,612
Depreciation and amortization	—	2,953	—	—	2,953
Operating (loss) income	(9,996)	18,337	131	—	8,472
Equity in loss of unconsolidated entities	—	(310)	—	—	(310)
Loss on extinguishment of debt	—	—	—	—	—
Other (expense) income, net	(14,252)	211	5	—	(14,036)
(Loss) income before income taxes	(24,248)	18,238	136	—	(5,874)
(Benefit from) provision for income taxes	(1,937)	1,457	48	—	(432)
Equity in income of subsidiaries	16,869	—	—	(16,869)	—
(Loss) income from continuing operations	(5,442)	16,781	88	(16,869)	(5,442)
Loss from discontinued operations	—	(344)	(2)	—	(346)
Equity in loss of subsidiaries	(346)	—	—	346	—
Net (loss) income	$(5,788)	$16,437	$86	$(16,523)	$(5,788)

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2014
Total revenue	$—	$917,862	$279	$(279)	$917,862
Home construction and land sales expenses	23,944	715,630	—	(279)	739,295
Inventory impairments and option contract abandonments	—	2,921	—	—	2,921
Gross (loss) profit	(23,944)	199,311	279	—	175,646
Commissions	—	37,239	—	—	37,239
General and administrative expenses	—	96,944	88	—	97,032
Depreciation and amortization	—	9,138	—	—	9,138
Operating (loss) income	(23,944)	55,990	191	—	32,237
Equity in income of unconsolidated entities	—	221	—	—	221
Loss on extinguishment of debt	(19,917)	—	—	—	(19,917)
Other (expense) income, net	(41,112)	1,427	(4)	—	(39,689)
(Loss) income before income taxes	(84,973)	57,638	187	—	(27,148)
(Benefit from) provision for income taxes	(4,928)	3,079	66	—	(1,783)
Equity in income of subsidiaries	54,680	—	—	(54,680)	—
(Loss) income from continuing operations	(25,365)	54,559	121	(54,680)	(25,365)
Loss from discontinued operations	—	(88)	(11)	—	(99)
Equity in loss of subsidiaries	(99)	—	—	99	—
Net (loss) income	$(25,464)	$54,471	$110	$(54,581)	$(25,464)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2013
Total revenue	$—	$849,243	$563	$(563)	$849,243
Home construction and land sales expenses	27,823	685,670	—	(563)	712,930
Inventory impairments and option contract abandonments	—	2,229	—	—	2,229
Gross (loss) profit	(27,823)	161,344	563	—	134,084
Commissions	—	35,406	—	—	35,406
General and administrative expenses	—	84,633	102	—	84,735
Depreciation and amortization	—	8,761	—	—	8,761
Operating (loss) income	(27,823)	32,544	461	—	5,182
Equity in loss of unconsolidated entities	—	(206)	—	—	(206)
Loss on extinguishment of debt	(3,638)	—	—	—	(3,638)
Other (expense) income, net	(46,709)	839	12	—	(45,858)
(Loss) income before income taxes	(78,170)	33,177	473	—	(44,520)
(Benefit from) provision for income taxes	(2,074)	880	166	—	(1,028)
Equity in income of subsidiaries	32,604	—	—	(32,604)	—
(Loss) income from continuing operations	(43,492)	32,297	307	(32,604)	(43,492)
(Loss) income from discontinued operations	—	(2,354)	30	—	(2,324)
Equity in loss of subsidiaries	(2,324)	—	—	2,324	—
Net (loss) income	$(45,816)	$29,943	$337	$(30,280)	$(45,816)

Beazer Homes USA, Inc.
 Unaudited Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2014
Net cash (used in) provided by operating activities	$(90,773)	$(198,873)	$53	$—	$(289,593)
Cash flows from investing activities:
Capital expenditures	—	(8,984)	—	—	(8,984)
Investments in unconsolidated entities	—	(4,567)	—	—	(4,567)
Return of capital from unconsolidated entities	—	187	—	—	187
Increases in restricted cash	(8,915)	(1,166)	—	—	(10,081)
Decreases in restricted cash	39	1,057	—	—	1,096
Net cash used in investing activities	(8,876)	(13,473)	—	—	(22,349)
Cash flows from financing activities:
Repayment of debt	(303,448)	(1,637)	—	—	(305,085)
Proceeds from issuance of new debt	325,000	—	—	—	325,000
Debt issuance costs	(5,504)	—	—	—	(5,504)
Advances to/from subsidiaries	(214,598)	216,882	(50)	(2,234)	—
Payments for other financing activities	(446)	—	—	—	(446)
Net cash (used in) provided by financing activities	(198,996)	215,245	(50)	(2,234)	13,965
(Decrease) increase in cash and cash equivalents	(298,645)	2,899	3	(2,234)	(297,977)
Cash and cash equivalents at beginning of period	499,341	6,324	1,637	(2,843)	504,459
Cash and cash equivalents at end of period	$200,696	$9,223	$1,640	$(5,077)	$206,482
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2013
Net cash (used in) provided by operating activities	$(53,663)	$(144,770)	$239	$—	$(198,194)
Cash flows from investing activities:
Capital expenditures	—	(6,572)	—	—	(6,572)
Investments in unconsolidated entities	—	(1,374)	—	—	(1,374)
Return of capital from unconsolidated entities	—	432	—	—	432
Increases in restricted cash	(1,237)	(551)	—	—	(1,788)
Decreases in restricted cash	8,487	548	—	—	9,035
Net cash provided by (used in) investing activities	7,250	(7,517)	—	—	(267)
Cash flows from financing activities:
Repayment of debt	(185,161)	(270)	—	—	(185,431)
Proceeds from issuance of new debt	200,000	—	—	—	200,000
Settlement of unconsolidated entity debt obligations	—	(500)	—	—	(500)
Debt issuance costs	(4,935)	—	—	—	(4,935)
Advances to/from subsidiaries	(148,994)	150,571	3	(1,580)	—
Payments for other financing activities	(122)	—	—	—	(122)
Net cash (used in) provided by financing activities	(139,212)	149,801	3	(1,580)	9,012
(Decrease) increase in cash and cash equivalents	(185,625)	(2,486)	242	(1,580)	(189,449)
Cash and cash equivalents at beginning of period	481,394	8,215	646	(2,460)	487,795
Cash and cash equivalents at end of period	$295,769	$5,729	$888	$(4,040)	$298,346

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
We have classified the results of operations of our discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of June 30, 2014 or September 30, 2013. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of operations. The results of our discontinued operations in the unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Total revenue	$—	$—	$464	$288
Home construction and land sales expenses (a)	(1,343)	37	1,609	(29)
Inventory impairments and lot option abandonments	—	—	—	17
Gross profit (loss)	1,343	(37)	(1,145)	300
General and administrative expenses (b)	397	346	(1,164)	2,761
Operating income (loss)	946	(383)	19	(2,461)
Other (expense) income, net	—	(1)	—	68
Income (loss) from discontinued operations before income taxes	946	(384)	19	(2,393)
Provision for (benefit from) income taxes	108	(38)	118	(69)
Income (loss) from discontinued operations, net of tax	$838	$(346)	$(99)	$(2,324)

(a) The three months ended June 30, 2014 includes a $1.6 million settlement recovery of a legal case related to construction defects in Denver, Colorado.
(b) The nine months ended June 30, 2014 includes approximately $1.9 million of recoveries received for legal fees related to outstanding matters in Denver, Colorado.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Executive Overview and Outlook

Executive Overview and Outlook: During our fiscal third quarter, the homebuilding industry continued on its recovery path. The fundamentals in most markets remain favorable as new home ownership continues to provide value compared to renting and in relation to household incomes. We also expect to continue to benefit from improved consumer confidence, modest improvement in job growth, the impact of a constrained supply of new and existing homes for sale and the projected growth in the number of new households. Based on our current expectations of the housing market and general economic conditions, we continue to believe that fiscal 2014 will be the Company’s first full year of profitability since fiscal 2006.

For the quarter ended June 30, 2014, we reported a net loss from continuing operations of $13.2 million, which included a $19.8 million loss on extinguishment of debt. Excluding the loss on debt extinguishment, the Company reported net income from continuing operations of $6.6 million. The loss on debt extinguishment related to the successful refinancing of our 9.125% 2018 Senior Notes with 5.75% Senior Notes due June 2019. This transaction was completed in April and reduces annual cash interest expense by over $8 million.

In November 2013, we introduced our multi-year “2B-10” plan, which provides our expected roadmap to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Reaching these objectives depends primarily on our ability to increase sales per community per month, raise our average selling prices (“ASP”), expand homebuilding gross margins, keep a tight watch on costs as a percentage of revenue and grow our active community count. We anticipate achieving the objectives outlined in the “2B-10” plan in the next 2 to 3 years.

Since introducing our “2B-10” plan, we have made significant strides toward achieving its objectives. For the 12 months ended June 30, 2014, our revenues are $1.356 billion, up 10% year-over-year. Adjusted EBITDA has increased $53.5 million or 90% for the same time period. These improvements are due to the intense focus we have placed on the operational drivers of this plan, and, in part, to improved market conditions.

•	Specifically, sales per community per month was 2.9 for the 12 months ended June 30, 2014 versus 2.7 a year ago.

•	Our ASP for the same time period is up 13.3% year-over-year, and our ASP in backlog at June 30, 2014 was approximately $300 thousand, pointing to our expected future improvements in this area.

•
Homebuilding gross margins for the fiscal third quarter were the highest they’ve been in the past several years, bringing the homebuilding gross margin excluding impairments, abandonments and interest for the 12 months ended June 30, 2014 to nearly 22 percent.

•	On the cost side, SG&A for the 12 months ended June 30, 2014 was 13.9% of total revenues. As we increase revenues in future quarters, we expect to move closer to our “2B-10” target of 12%.

•
We ended the third quarter with 142 active communities. In order to further increase our active communities, we invested $129.1 million in land and land development during the quarter. This investment brings our total spending for the trailing 12 month period to $542.3 million, up over 50% versus a year ago. A significant majority of this land requires development and will become active either later in fiscal 2014, in fiscal 2015 or in fiscal 2016. As a result, although our average active community count for the quarter ended June 30, 2014 was down slightly as compared with a year ago, it is expected to compare favorably year-over-year in the coming quarters.

We expect a continued focus on our “2B-10” plan in the quarters ahead.
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

RESULTS OF CONTINUING OPERATIONS:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
($ in thousands)	2014	2013	2014	2013
Revenues:
Homebuilding	$353,165	$313,129	$909,248	$843,025
Land sales and other	1,506	1,310	8,614	6,218
Total	$354,671	$314,439	$917,862	$849,243
Gross profit:
Homebuilding	$68,672	$53,588	$174,777	$132,471
Land sales and other	132	527	869	1,613
Total	$68,804	$54,115	$175,646	$134,084
Gross margin:
Homebuilding	19.4%	17.1%	19.2%	15.7%
Land sales and other	8.8%	40.2%	10.1%	25.9%
Total	19.4%	17.2%	19.1%	15.8%
Commissions	$14,322	$13,078	$37,239	$35,406
General and administrative expenses (G&A)	$35,994	$29,612	$97,032	$84,735
SG&A (commissions plus G&A) as a percentage of total revenue	14.2%	13.6%	14.6%	14.1%
G&A as a percentage of total revenue	10.1%	9.4%	10.6%	10.0%
Depreciation and amortization	$3,400	$2,953	$9,138	$8,761
Operating income	$15,088	$8,472	$32,237	$5,182
Operating income as a percentage of total revenue	4.3%	2.7%	3.5%	0.6%
Effective Tax Rate	11.8%	7.4%	6.6%	2.3%
Equity in (loss) income of unconsolidated entities	$(81)	$(310)	$221	$(206)
Loss on extinguishment of debt	$(19,764)	$—	$(19,917)	$(3,638)
Homebuilding Operations Data

	Three Months Ended June 30,
	New Orders, net			Cancellation Rates
	2014	2013	14 v 13	2014	2013
West	486	614	(20.8)%	22.1%	20.2%
East	418	389	7.5%	19.8%	23.6%
Southeast	386	378	2.1%	20.9%	15.6%
Total	1,290	1,381	(6.6)%	21.0%	20.0%

	Nine Months Ended June 30,
	New Orders, net			Cancellation Rates
	2014	2013	14 v 13	2014	2013
West	1,387	1,696	(18.2)%	20.4%	22.1%
East	1,150	1,140	0.9%	21.3%	24.4%
Southeast	1,038	998	4.0%	20.0%	15.2%
Total	3,575	3,834	(6.8)%	20.6%	21.1%

Sales per active community per month were 3.1 for the quarter ended June 30, 2014 compared to 3.2 for the quarter ended June 30, 2013 contributing to the 6.6% decline in net new orders year-over-year. During the quarter, we opened 17 communities and closed out of 13. We still anticipate that our active community count will increase in the fourth quarter of fiscal 2014 and in fiscal 2015 as recently purchased land and communities under development become active. Our West segment was especially impacted by the lower average active communities for the quarter, experiencing a double-digit decline from the prior year due to accelerated absorptions which resulted in the close out of communities during fiscal 2014 in advance of new community openings. The West segment was also impacted by a softening homebuyer market in Las Vegas and Phoenix.

	As of June 30,
	2014	2013	14 v 13
Backlog Units:
West	723	982	(26.4)%
East	833	781	6.7%
Southeast	656	595	10.3%
Total	2,212	2,358	(6.2)%
Aggregate dollar value of homes in backlog (in millions)	$663.2	$646.1	2.6%
ASP in backlog (in thousands)	$299.8	$274.0	9.4%
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
Homebuilding Revenues and Average Selling Price
The table below summarizes homebuilding revenues, the average selling prices (ASP) of our homes and closings by reportable segment:

	Three Months Ended June 30,
	Homebuilding Revenues			Average Selling Price			Closings
($ in thousands)	2014	2013	14 v 13	2014	2013	14 v 13	2014	2013	14 v 13
West	$136,775	$132,803	3.0%	$266.1	$241.5	10.2%	514	550	(6.5)%
East	127,147	111,333	14.2%	332.0	300.9	10.3%	383	370	3.5%
Southeast	89,243	68,993	29.4%	259.4	219.7	18.1%	344	314	9.6%
Total	$353,165	$313,129	12.8%	$284.6	$253.8	12.1%	1,241	1,234	0.6%

	Nine Months Ended June 30,
	Homebuilding Revenues			Average Selling Price			Closings
($ in thousands)	2014	2013	14 v 13	2014	2013	14 v 13	2014	2013	14 v 13
West	$376,031	$360,052	4.4%	$268.2	$231.8	15.7%	1,402	1,553	(9.7)%
East	316,392	324,334	(2.4)%	323.5	293.2	10.3%	978	1,106	(11.6)%
Southeast	216,825	158,639	36.7%	247.5	214.4	15.4%	876	740	18.4%
Total	$909,248	$843,025	7.9%	$279.3	$248.0	12.6%	3,256	3,399	(4.2)%

Generally, improved operational strategies, product mix and market conditions in certain of our markets enhanced our ability to generate higher ASP over the past year. This higher ASP drove our increase in homebuilding revenues for the quarter and year-to-date as compared to the prior year. During fiscal 2013, we were able to increase prices or reduce incentives in response to robust demand and improved market conditions in the majority of our markets in our West segment. These conditions in a majority of our West markets have moderated over the past few quarters. Recently, in select markets or communities in our East and Southeast segments, we have been able to increase prices or reduce incentives in concert with market conditions. The change in ASP for the three and nine months ended June 30, 2014 was also impacted by a change in mix in closings between products and among communities and markets as compared to the prior year.

We anticipate that our average ASP will continue to increase in future quarters as indicated by our increase in ASP for homes in backlog. We also anticipate that our closings in future quarters will increase as our number of active communities increase.
Homebuilding Gross Profit
The following table sets forth our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the three and nine months ended June 30, 2014 and 2013. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges).

($ in thousands)	Three Months Ended June 30, 2014
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$33,784	24.7%	$—	$33,784	24.7%	$—	$33,784	24.7%
East	23,118	18.2%	357	23,475	18.5%	—	23,475	18.5%
Southeast	17,252	19.3%	1,653	18,905	21.2%	—	18,905	21.2%
Corporate & unallocated	(5,482)		—	(5,482)		9,430	3,948
Total homebuilding	$68,672	19.4%	$2,010	$70,682	20.0%	$9,430	$80,112	22.7%

($ in thousands)	Three Months Ended June 30, 2013
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$28,747	21.6%	$—	$28,747	21.6%	$—	$28,747	21.6%
East	19,115	17.2%	—	19,115	17.2%	—	19,115	17.2%
Southeast	13,979	20.3%	—	13,979	20.3%	—	13,979	20.3%
Corporate & unallocated	(8,253)		—	(8,253)		9,996	1,743
Total homebuilding	$53,588	17.1%	$—	$53,588	17.1%	$9,996	$63,584	20.3%

($ in thousands)	Nine Months Ended June 30, 2014
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$88,590	23.6%	$—	$88,590	23.6%	$—	$88,590	23.6%
East	56,231	17.8%	388	56,619	17.9%	—	56,619	17.9%
Southeast	41,875	19.3%	2,533	44,408	20.5%	—	44,408	20.5%
Corporate & unallocated	(11,919)		—	(11,919)		23,944	12,025
Total homebuilding	$174,777	19.2%	$2,921	$177,698	19.5%	$23,944	$201,642	22.2%

($ in thousands)	Nine Months Ended June 30, 2013
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$70,797	19.7%	$150	$70,947	19.7%	$—	$70,947	19.7%
East	57,776	17.8%	33	57,809	17.8%	—	57,809	17.8%
Southeast	28,999	18.3%	2,046	31,045	19.6%	—	31,045	19.6%
Corporate & unallocated	(25,101)		—	(25,101)		27,823	2,722
Total homebuilding	$132,471	15.7%	$2,229	$134,700	16.0%	$27,823	$162,523	19.3%

Our overall homebuilding gross profit increased to $68.7 million for the three months ended June 30, 2014 from $53.6 million in the prior year. This increase in homebuilding gross profit benefited from increased ASP's which more than offset the increases in direct material, labor and land costs as compared to the prior year. Combined, these changes drove the 240 bps improvement in homebuilding gross margins, excluding impairments, abandonment and interest. For the nine months ended June 30, 2014, the $42.3 million increase in homebuilding gross profit was due primarily to the 7.9% increase in homebuilding revenues, driven by a 12.6% increase in ASP tempered partially by increases in direct material and labor costs and a 4.2% decrease in closings compared to the prior year.
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
The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, the homebuilding gross margin from our continuing operations was 18.9% and excluding interest and inventory impairments, it was 21.9%. For the same trailing 12-month period, homebuilding gross margins were as follows in those communities that have previously been impaired and which represented 19.5% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(1.6)%
Impact of interest amortized to COS related to these communities	3.2%
Pre-impairment turn gross margin, excluding interest amortization	1.6%
Impact of impairment turns	19.3%
Gross margin (post impairment turns), excluding interest amortization	20.9%

Land Sales and Other Revenues and Gross Profit (Loss). The table below summarizes land sales and other revenues and gross profit by reportable segment for the three and nine months ended June 30, 2014 and 2013:

	Land Sales & Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended June 30,			Three Months Ended June 30,
(In thousands)	2014	2013	14 v 13	2014	2013	14 v 13
West	$131	$716	(81.7)%	$—	$103	(100.0)%
East	1,211	223	443.0%	(32)	53	(160.4)%
Southeast	164	371	(55.8)%	164	371	(55.8)%
Total	$1,506	$1,310	15.0%	$132	$527	(75.0)%

	Land Sales & Other Revenues			Land Sales and Other Gross Profit (Loss)
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2014	2013	14 v 13	2014	2013	14 v 13
West	$5,337	$2,589	106.1%	$538	$291	84.9%
East	2,921	890	228.2%	(25)	190	(113.2)%
Southeast	356	2,739	(87.0)%	356	1,132	(68.6)%
Total	$8,614	$6,218	38.5%	$869	$1,613	(46.1)%
Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets. Other revenues in our Southeast segment include net fees we received for general contractor services we performed on behalf of a third party and broker fees.
We currently have scheduled a number of land sales to close in the next few months. We anticipate recording between $10 million and $30 million of revenue related to these land sales in the fourth quarter of fiscal 2014.

Operating Income. The table below summarizes operating income (loss) by reportable segment for the three and nine months ended June 30, 2014 and 2013:

(In thousands)	Three Months Ended June 30,			Nine Months Ended June 30,
	2014	2013	14 v 13	2014	2013	14 v 13
West	$18,754	$15,313	$3,441	$48,854	$33,716	$15,138
East	10,438	7,714	2,724	21,667	24,215	(2,548)
Southeast	8,235	7,644	591	18,025	12,024	6,001
Corporate and Unallocated	(22,339)	(22,199)	(140)	(56,309)	(64,773)	8,464
Operating income	$15,088	$8,472	$6,616	$32,237	$5,182	$27,055
Our operating income improved by $6.6 million to $15.1 million for the three months ended June 30, 2014, compared to $8.5 million in fiscal 2013. For the nine months ended June 30, 2014, our operating income was $32.2 million compared to $5.2 million in the prior year. These improvements reflect higher homebuilding gross profits. As a percentage of revenue, our operating income was 4.3% and 3.5% for the three and nine months ended June 30, 2014 compared to 2.7% and 0.6% for the comparable periods of fiscal 2013.
Our third quarter SG&A (a component of operating income) as a percentage of total revenue was higher than last year as our selling, general and administrative expenses included costs incurred in anticipation of new community openings to promote sales and support operations in these communities before any revenues were generated. As a result, our SG&A as a percentage of total revenue was 14.2% this quarter compared to 13.6% last year.
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
Our overall effective tax rates from continuing operations were 11.8% and 6.6% for the three and nine months ended June 30, 2014, compared to 7.4% and 2.3% for the three and nine months ended June 30, 2013.

Three months ended June 30, 2014 as compared to 2013
West Segment: Homebuilding revenues increased 3.0% for the three months ended June 30, 2014, compared to the prior year, due to an increase in ASP in the majority of our markets offset partially by decreased closings. The 6.5% decrease in the number of closings was primarily driven by lower year-to-date sales as evidenced by an 18% lower beginning backlog and a double-digit decline in average active communities for the quarter ended June 30, 2014. As compared to the prior year, our homebuilding gross profit increased $5.0 million and homebuilding gross margins increased from 21.6% to 24.7%. These increases were primarily due to decreased incentives, product mix and modest price appreciation in most of our submarkets in the West which enabled us to better absorb increases in direct material, labor and land costs. The increase in land costs is primarily attributable to product and community mix including a shift to newer communities in certain markets which have a higher land basis. The $3.4 million increase in operating income resulted from the aforementioned increase in homebuilding gross margins offset partially by increased SG&A costs in anticipation of community openings.
East Segment: Homebuilding revenues increased 14.2% for the three months ended June 30, 2014, compared to the prior year, primarily due to a 10.3% increase in ASP. As compared to the prior year, our homebuilding gross profit increased $4.0 million related to the aforementioned increase in homebuilding revenues. As a result, homebuilding gross margins increased from 17.2% to 18.2%. The $2.7 million increase in operating income resulted from the aforementioned increase in homebuilding revenues offset partially by increased SG&A expenses including increased commissions related to the higher revenues.
Southeast Segment: As compared to the prior year, our homebuilding gross profit in the Southeast segment increased $3.3 million driven primarily by a 29.4% increase in homebuilding revenues, offset partially by increases in material, labor and land costs and $1.7 million for the abandonment of certain lots related to wetlands permitting issues. A slight increase in average active communities and improving market conditions contributed to this increased revenue and closings. Including the aforementioned abandonment, homebuilding gross margins decreased from 20.3% to 19.3%. Excluding the abandonment charge, homebuilding gross margins increased 90 bps from 20.3% last year to 21.2% this quarter. Our fiscal 2014 and fiscal 2013 land sales and other revenue and gross profit in our Southeast segment include net fees received for general contractor services we performed on behalf of a third party. The slight increase in operating income resulted from the aforementioned increase in homebuilding gross profit offset by a $1.6 million increase in commissions, sales and marketing and general and administrative expenses related to the increase in homebuilding revenues and active communities.
Corporate and Unallocated: Corporate and unallocated includes amortization of capitalized interest and indirects and numerous shared services functions that benefit all segments, including information technology, national sourcing and purchasing, treasury, corporate finance, legal, branding and other national marketing costs. The costs of these shared services are not allocated to the operating segments. Corporate and unallocated gross profit this quarter included an increase in the amount of capitalized indirect spending relative to the increase in inventory. Corporate and unallocated operating loss was impacted by the increase in capitalized indirects offset partially by increases in sales and marketing costs, personnel related expenses and variable compensation plans to grow the business. The slight decrease in interest amortized to cost of sales is the result of a decrease in inventory capitalized per unit.
Nine months ended June 30, 2014 as compared to 2013
West Segment: Homebuilding revenues increased 4.4% for the nine months ended June 30, 2014, compared to the prior year, due to an increase in ASP in the majority of our markets offset partially by decreased closings related to the decrease in average active communities. As compared to the prior year, our homebuilding gross profit increased $17.8 million and homebuilding gross margins increased from 19.7% to 23.6% due to our increased revenues and our ability to absorb increases in direct construction costs per home related to increases in material, land and labor costs. The $15.1 million increase in operating income resulted from the aforementioned increase in homebuilding gross margins offset partially by increased commissions and other sales and marketing costs.
East Segment: Homebuilding revenues decreased 2.4% for the nine months ended June 30, 2014, compared to the prior year, primarily due to an 11.6% decrease in closings driven by the year-over-year decrease in active communities. Homebuilding gross margins were relatively consistent between years on $7.9 million of lower homebuilding revenues. Operating income decreased by $2.5 million primarily due to the aforementioned factors and the increase in personnel in preparation for the opening of new communities.
Southeast Segment: Homebuilding revenues increased $58.2 million for the nine months ended June 30, 2014. This increase in revenues drove a $12.9 million increase in homebuilding gross profit and a $6.0 million increase in operating income. For the nine months ended June 30, 2014, operating income was offset partially by increased commissions and sales and marketing and personnel-related expenses to support the revenue increase.

Corporate and Unallocated: Corporate and unallocated charges included in operating income decreased from the prior year due to a $3.9 million decrease in interest amortized to cost of sales, an increase in the amount of indirect spending capitalized and a $1.4 million benefit related to the reduction of certain reserves offset partially by an increase in personnel related expenses including an increase in headcount and variable compensation plans related to our actual and anticipated revenue growth. The decrease in interest amortized to cost of sales is the result of a decrease in inventory capitalized per unit.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of June 30, 2014, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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
As of June 30, 2014, our liquidity position consisted of $206.5 million in cash and cash equivalents, $150 million of capacity under our Secured Revolving Credit Facility, plus $58.0 million of restricted cash, $22.4 million of which related to our cash secured term loans. We expect to be able to meet our liquidity needs in the remainder of fiscal 2014 and fiscal 2015 and to maintain a significant liquidity position, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance on a quarterly basis.
We spent $381.5 million on land and land development activities during the nine months ended June 30, 2014 as we continue to strive to replace close out communities and position the Company to increase our active community count. We spent $314.4 million on land and land development for the nine months ended June 30, 2013. This spending on land and land development had a significant impact on our net cash used in operating activities in both years bringing net cash used in operating activities to $289.6 million for the nine months ended June 30, 2014 and $198.2 million for the nine months ended June 30, 2013. Also impacting cash used in operations in both years were the payment of other liabilities including interest obligations.
Net cash used in investing activities was $22.3 million for the nine months ended June 30, 2014 primarily related to capital expenditures for model homes, additional investments in unconsolidated entities and a net increase in restricted cash collateralizing our outstanding letters of credit. Net cash used in investing activities was $0.3 million for the nine months ended June 30, 2013 primarily related to capital expenditures for model homes offset by a net decrease in restricted cash.
Net cash provided by financing activities was $14.0 million for the nine months ended June 30, 2014 primarily related to the net proceeds from the issuance of $325 million aggregate principal amount of 5.75% Senior Notes due June 2019 (the June 2019 Notes) at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. The proceeds from the issuance of the June 2019 Notes were used to redeem all of our outstanding Senior Notes due June 2018 (the 2018 Notes), including the applicable $17.2 million call price and make-whole premiums provided for by the 2018 Notes. Net cash provided by financing activities was $9.0 million for the nine months ended June 30, 2013 primarily related to the proceeds from the issuance of the 2023 Notes offset by the repayment of the 2015 Notes and the repurchase of $2 million of our 9 1/8% Senior Notes due 2019 (see Note 7 to the unaudited condensed consolidated financial statements).
In September 2013, Fitch reaffirmed the Company's long-term debt rating of B-. In April 2014, Moody's reaffirmed the Company's long-term debt rating of Caa1 and increased our rating outlook from stable to positive and S&P reaffirmed the Company's long-term debt rating for the Company of B-. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
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
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities will provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $33.7 million of outstanding letters of credit under these facilities, secured with cash collateral which is maintained in restricted accounts totaling $34.4 million.
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
Stock Repurchases and Dividends Paid. The Company did not repurchase any shares in the open market during the nine months ended June 30, 2014 or 2013. Any future stock repurchases, as allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At June 30, 2014, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid during the nine months ended June 30, 2014 or 2013.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At June 30, 2014, we controlled 29,783 lots. We owned 79.4%, or 23,658 lots, and 6,125 lots, or 20.6%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which aggregated approximately $42.6 million at June 30, 2014. The total remaining purchase price, net of cash deposits, committed under all options was $417.2 million as of June 30, 2014.
We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised.
We have historically funded the exercise of lot options through operating cash flows. We expect these sources to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our lot options will have a material adverse effect on our liquidity.
We participate in several land development joint ventures and have investments in other entities in which we have less than a controlling interest. We enter into investments in joint ventures and other unconsolidated entities in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Excluding our investment in a pre-owned rental homes REIT, the remainder of our investments in our unconsolidated entities have historically been entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the unconsolidated entity’s members and other third parties. We account for our interest in our unconsolidated entities under the equity method. Our unaudited condensed consolidated balance sheets include investments in unconsolidated entities totaling $34.2 million and $45.0 million at June 30, 2014 and September 30, 2013, respectively.
Our unconsolidated entities periodically obtain secured acquisition and development financing. At June 30, 2014, our unconsolidated entities had borrowings outstanding totaling $124.3 million. Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. At June 30, 2014, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 3 to the unaudited condensed consolidated financial statements for further information.
We had outstanding performance bonds of approximately $200.3 million at June 30, 2014 related principally to our obligations to local governments to construct roads and other improvements in various developments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of June 30, 2014, we had variable rate debt outstanding totaling approximately $22.4 million. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at June 30, 2014 was $1.59 billion, compared to a carrying value of $1.51 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.59 billion to $1.66 billion at June 30, 2014.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other Matters
In fiscal 2009, the Company resolved the criminal and civil investigations by the United States Attorney’s Office in the Western District of North Carolina (the U.S. Attorney) and other state and federal agencies concerning matters that were the subject of the independent investigation, initiated in April 2007 by the Audit Committee of the Board of Directors (the Investigation) and concluded in May 2008. Under the terms of a deferred prosecution agreement (DPA), the Company’s liability for each of the fiscal years after 2010 through a portion of fiscal 2014 (unless extended as provided for in the DPA) will be equal to 4% of the Company’s adjusted EBITDA (as defined in the DPA). The total amount of such obligations will be dependent on several factors; however, the maximum liability under the DPA and other settlement agreements discussed above will not exceed $55.0 million, of which $20.2 million has been paid as of June 30, 2014. Positive adjusted EBITDA in future years will require us to incur additional expense in the future.
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

Item 6. Exhibits

4.1
Indenture for 5.750% Senior Notes due 2019, dated April 8, 2014, by and among the Company, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on April 9, 2014).

4.2	Form of 5.750% Senior Note due 2019 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on April 9, 2014).

4.3
Registration Rights Agreement for 5.750% Senior Notes due 2019, dated April 8, 2014, by and among the Company, the subsidiary guarantors party thereto, and Citigroup Global Markets Inc., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on April 9, 2014).

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

101
The following financial statements from Beazer Homes USA, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed on July 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 31, 2014	Beazer Homes USA, Inc.

		By:		/s/ ROBERT L. SALOMON
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer