Form 10-K
period 2014-09-30
BEAZER HOMES USA INC
filed 2014-11-13
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (26,721,886 shares) as of March 31, 2014, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $536,575,471.

Class	Outstanding at November 11, 2014
Common Stock, $0.001 par value	27,167,178

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders	III

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

•	the results of litigation or government proceedings and fulfillment of the obligations in the consent orders with governmental authorities and other settlement agreements;

•	the impact of construction defect and home warranty claims;

•	the cost and availability of insurance and surety bonds;

•	the performance of our unconsolidated entities and our unconsolidated entity partners;

•	delays in land development or home construction resulting from adverse weather conditions;

•	the impact of information technology failures or data security breaches;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which the Company has little or no control.
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

PART I

Item 1. Business

We are a geographically diversified homebuilder with active operations in 16 states within three geographic regions in the United States: West, East and Southeast. Our homes are designed to appeal to homeowners at various price points across various demographic segments and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate exceptional value and quality while seeking to maximize our return on invested capital over the course of a housing cycle.

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

In any year, the demand for new homes is closely tied to job growth, the availability and cost of mortgage financing, the supply of new and existing homes for sale and, importantly, consumer confidence. Consumer confidence is perhaps the most important of these demand variables and is the hardest one to predict accurately because it is a function of, among other things, consumers' views of their employment and income prospects, recent and likely future home price trends, localized new and existing home inventory, the level of current and near-term interest and mortgage rates, the availability of consumer credit, valuations in stock and bond markets and other geopolitical factors. In general, high levels of employment, significant affordability and low new home and resale home inventories contribute to a strong and growing homebuilding market environment.

We believe that the homebuilding industry is in the early stages of a long-term, multi-year recovery. Solid traffic levels in our new home models and sales centers along with favorable market fundamentals and demographics provide confidence that the homebuilding sales environment will continue to improve.

In November 2013, we introduced our multi-year “2B-10” Plan to reach $2 billion in revenue with a 10% Adjusted EBITDA margin. We expect the attainment of these objectives to involve improvements in 5 key metrics including:

•	Sales per community per month,

•	Active community count,

•	Average selling price,

•	Homebuilding gross margin, and

•	Cost leverage as measured by selling, general and administrative expenses as a percentage of total revenue.

During fiscal 2014, we made significant progress on several of our “2B-10” metrics and expect to make further improvements during fiscal 2015.

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

The following table summarizes certain operating information of our reportable homebuilding segments and our discontinued homebuilding operations as of and for the fiscal years ended September 30, 2014, 2013 and 2012. Please see “Management's Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 below for additional information.

	2014		2013		2012
($ in thousands)	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Closing Price
West	1,996	$269.1	2,277	$238.7	1,883	$205.3
East	1,600	328.4	1,629	296.2	1,506	266.8
Southeast	1,355	256.3	1,150	220.2	1,039	199.9
Continuing Operations	4,951	$284.8	5,056	$253.0	4,428	$224.9
Discontinued Operations	—	$—	—	$—	19	$219.6

	September 30, 2014		September 30, 2013		September 30, 2012
($ in thousands)	Units in Backlog	Dollar Value in Backlog	Units in Backlog	Dollar Value in Backlog	Units in Backlog	Dollar Value in Backlog
West	557	$154,946	738	$200,532	839	$184,754
East	600	208,182	661	210,066	747	223,050
Southeast	533	152,748	494	117,544	337	71,276
Continuing Operations	1,690	$515,876	1,893	$528,142	1,923	$479,080
Discontinued Operations	—	$—	—	$—	—	$—
ASP in backlog (in thousands)		$305.3		$279.0		$249.1

Corporate Operations

We perform all or most of the following functions at our corporate office:

•	evaluate and select geographic markets;

•	allocate capital resources to particular markets for land acquisitions;

•	maintain and develop relationships with lenders and capital markets to create access to financial resources;

•	maintain and develop relationships with national product vendors;

•	operate and manage information systems and technology support operations; and

•	monitor the operations of our subsidiaries and divisions.
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

Field Operations

The development and construction of each new home community is managed by our operating divisions, each of which is generally led by a market leader who, in most instances, reports directly to our Chief Executive Officer. Together with our operating divisions, our field teams are equipped with the skills to complete the functions of identification of land acquisition opportunities, land entitlement, land development, home construction, marketing, sales, warranty service and certain purchasing and planning/design functions. The accounting and accounts payable functions of our field operations are concentrated in our national accounting center.

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
We generally purchase land or obtain an option to purchase land, which, in either case, requires certain site improvements prior to construction. Where required, we then undertake or, in the case of land under option, the grantor of the option then undertakes, the development activities (through contractual arrangements with local developers), which include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage and recreational facilities and other amenities. When available in certain markets, we also buy finished lots that are ready for construction. During fiscal years 2014 and 2013, we aggressively pursued land acquisition opportunities in an effort to increase our number of active communities, spending approximately $551 million and $475 million, respectively, for land acquisition and development. As a result, our active community count at September 30, 2014 grew to 155 from 134 a year ago.

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

Option Contracts
We acquire certain lots by means of option contracts from various sellers including land banking entities. Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a fixed or variable price.

Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $43.5 million at September 30, 2014. At September 30, 2014, future amounts under option contracts aggregated approximately $420.5 million, net of cash deposits.

The following table sets forth, by reportable segment, land controlled by us as of September 30, 2014:

	Lots Owned
	Homes Under Construction (1)	Finished Lots	Lots Under Development	Lots Held for Future Development	Land Held for Sale	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled
West
Arizona	96	439	482	46	1	1,064	—	1,064
California	86	59	1,234	3,241	44	4,664	54	4,718
Nevada	54	497	496	791	—	1,838	—	1,838
Texas	421	709	2,290	—	216	3,636	2,249	5,885
Total West	657	1,704	4,502	4,078	261	11,202	2,303	13,505
East
Indiana	164	381	809	—	100	1,454	—	1,454
Maryland	190	352	960	462	282	2,246	1,714	3,960
New Jersey	71	—	190	116	—	377	—	377
Tennessee	74	74	712	—	101	961	402	1,363
Virginia	54	127	215	—	—	396	193	589
Total East	553	934	2,886	578	483	5,434	2,309	7,743
Southeast
Georgia	18	94	569	—	—	681	123	804
Florida	224	692	885	33	116	1,950	700	2,650
North Carolina	73	143	63	21	—	300	497	797
South Carolina	156	341	1,717	68	1	2,283	241	2,524
Total Southeast	471	1,270	3,234	122	117	5,214	1,561	6,775
Discontinued Operations	—	—	—	—	164	164	—	164
Total	1,681	3,908	10,622	4,778	1,025	22,014	6,173	28,187

(1) The category "Homes Under Construction" represents lots upon which construction of a home has commenced, including model homes.

The following table sets forth, by reportable segment, land held for development, land held for future development and land held for sale as of September 30, 2014:

(In thousands)	Land Under Development	Land Held for Future Development	Land Held for Sale

West	$358,448	$260,898	$10,026
East	236,271	29,239	34,530
Southeast	192,049	10,911	4,821
Discontinued Operations	—	—	2,295
Total	$786,768	$301,048	$51,672

Investments in Marketable Securities and Unconsolidated Entities

We have an equity investment in American Homes 4 Rent (AMH) resulting from the sale of our interest in Beazer Pre-Owned Rental Homes, a real estate investment trust (REIT) founded by the Company. We account for this investment as a marketable security.

We also participate in a number of joint ventures and other investments in which we have less than a controlling interest. We enter into the majority of these investments with land developers, other homebuilders and financial partners to acquire attractive land positions, to manage our risk profile and to leverage our capital base. The land positions are developed into finished lots for sale to the unconsolidated entity’s members or other third parties. We account for our interest in unconsolidated entities under the equity method.
Our unconsolidated entities periodically obtain secured acquisition and development financing. At September 30, 2014, our unconsolidated entities had borrowings outstanding totaling $11.3 million. In the past, we and our partners have provided varying levels of guarantees of debt or other obligations for our unconsolidated entities. As of September 30, 2014, we have no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 3 to the consolidated financial statements for further information.
Our consolidated balance sheets include investments in marketable securities and unconsolidated entities totaling $38.3 million and $45.0 million at September 30, 2014 and September 30, 2013, respectively.

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

Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials, and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. At September 30, 2014, excluding models, we had 1,467 homes at various stages of completion of which 1,011 were under contract and included in backlog at such date and 456 homes (205 were substantially completed and 251 under construction) were not under a sales contract, either because the construction of the home was begun without a sales contract or because the original sales contract had been canceled.

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

Marketing and Sales

We make extensive use of online and traditional advertising vehicles and other promotional activities, including our Internet website (www.beazer.com), our mobile site (m.beazer.com), real estate listing sites, search engine marketing, social media, brochures, direct marketing and directional billboards located in the immediate areas of our developments. In connection with these marketing vehicles, we have registered or applied for registration of trademarks and Internet domain names, including Beazer Homes® for use in our business.

We normally build, decorate, furnish and landscape model homes for each community and maintain on-site sales offices. At September 30, 2014, we maintained and owned 214 model homes. We believe that model homes play a particularly important role in our selling efforts.

We generally sell our homes through commissioned new home sales counselors (who typically work from the sales offices located in the model homes used in the subdivision) as well as through independent brokers. Our personnel are available to assist prospective homebuyers by providing them with floor plans, price information, tours of model homes, and a detailed explanation of the energy-efficient features and associated savings opportunities. The selection of interior features is a principal component of our marketing and sales efforts. Sales personnel are trained by us and participate in a structured training program to be updated on sales techniques, product enhancements, competitive products in the area, construction schedules and Company policies including compliance, which management believes results in a sales force with extensive knowledge of our operating policies and housing products. Our policy also provides that sales personnel be licensed real estate agents where required by law. Depending on market conditions, we also at times begin construction on a number of homes for which no signed sales contract exists. The use of an inventory of such homes satisfies the requirements of relocated personnel, first time buyers and of independent brokers, who often represent customers who require a completed home within 60 days. We sometimes use various sales incentives in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.

Differentiating Beazer Homes

We know that our buyers have many choices when considering their home purchases. So, to help us achieve the operational objectives we just outlined, we have identified three strategic pillars, which differentiate Beazer's homes from both used homes and other newly built homes including:
Mortgage Choices - Most of our buyers need to arrange financing in order to purchase a new home. Unlike our major competitors, we do not have an in-house mortgage company. Instead, in every Beazer community, we've identified a group of preferred lenders that provide a comprehensive product portfolio, competitive rates and fees, and outstanding customer service. We encourage those lenders to compete for our customers’ business, which is a unique program among national homebuilders and enables our customers to secure the mortgage program that best fits their needs with great service and highly competitive rates and fees.
Choice Plans - Every family lives in their home differently. That's why we created Choice Plans. These floor plans allow buyers to choose how core living areas, like the kitchen and master bathroom, are configured at no extra cost. Whether our buyers choose a downstairs office, or an expanded family room, our plans are designed for the way a buyer wants to live.
Energy Efficiency - Nearly all newly built homes afford buyers a substantial reduction in utility bills due to their modern, energy efficient construction and materials. That's a feature a used home cannot match. At Beazer, we go even further, by providing every buyer with an energy rating for their home, completed by a qualified third party rating company.

Customer Financing

We do not provide mortgage origination services. Unlike many of our peers, we have no interest in any lender and are able to promote real competition among lenders on behalf of our customers. Approximately 89% of our fiscal 2014 customers elected to finance their home purchases. See Item 3 - Legal Proceedings for discussion of the investigations and litigation related to our prior mortgage origination business (Beazer Mortgage).

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

Bonds and Other Obligations

In connection with the development of our communities, we are frequently required to provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. At September 30, 2014, we had approximately $39.1 million and $221.1 million of outstanding letters of credit and performance bonds, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments. We have no outstanding letters of credit relating to our land option contracts as of September 30, 2014.

Employees and Subcontractors

At September 30, 2014, we employed 1,027 persons, of whom 325 were sales and marketing personnel and 233 were involved in construction. Although none of our employees are covered by collective bargaining agreements, at times certain of the subcontractors engaged by us are represented by labor unions or are subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.

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
Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and, consequently, fewer home purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand and the pricing of our homes, which could cause our operating revenues to decline. Additional reductions in our revenues could, in turn, further negatively affect the market price of our securities.
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

Our JVs typically obtain secured acquisition, development and construction financing. Generally, we and our joint venture partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated JVs. These guarantees include construction completion guarantees, repayment guarantees and environmental indemnities. We accrue for guarantees we determine are probable and reasonably estimable, but we do not record a liability for the contingent aspects of any guarantees that we determine are reasonably possible but not probable. As of September 30, 2014, we had no outstanding repayment guarantees.

We could experience a reduction in home sales and revenues or reduced cash flows due to our inability to acquire and develop land for our communities if we are unable to obtain reasonably priced financing.

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

Our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration is impacted by the price of our common stock. A low stock price may adversely impact our ability to reduce our financial leverage, as measured by the ratio of total debt to total capital. As of September 30, 2014, our total debt to total capital was 84.6% and our net debt to net capital was 81.0%. Continued high levels of leverage or significant increases may adversely affect our credit ratings and make it more difficult for us to access additional capital. These factors may limit our ability to implement our operating and growth plans.

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

We are the subject of pending civil litigation which could require us to pay substantial damages or could otherwise have a material adverse effect on us. The failure to fulfill our obligations under the HUD Agreement described below could have a material adverse effect on our operations.

On July 1, 2009, we entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). Under these agreements, we are obligated to make payments equal to 4% of “adjusted EBITDA” as defined in the Agreements until the first to occur of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of September 30, 2014, we have paid a cumulative $22.7 million towards these obligations, leaving a remaining maximum obligation of $25.3 million through fiscal year 2016.

In the past, we and certain of our current and former employees, officers and directors have been named as defendants in securities lawsuits and class action lawsuits. In addition, certain of our subsidiaries have been named in class action and multi-party lawsuits regarding claims made by homebuyers. While a number of these suits have been dismissed and/or settled, we cannot be assured that new claims by different plaintiffs will not be brought in the future. We cannot predict or determine the timing or final outcome of the current lawsuits or the effect that any adverse determinations in the lawsuits may have on us. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages which may not be covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations. In addition to expenses incurred to defend the Company in these matters, under Delaware law and our bylaws, we may have an obligation to indemnify our current and former officers and directors in relation to these matters. We have obligations to advance legal fees and expenses to certain directors and officers, and we have advanced, and may continue to advance, legal fees and expenses to certain other current and former employees.

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

We use information technology and other computer resources to perform important operational and marketing activities and to maintain our business records. Certain of these resources are provided to us and/or maintained by third-party service providers pursuant to agreements that specify certain security and service level standards. Our computer systems, including our back-up systems and those of our third-party providers, are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches, natural disasters, usage errors by our employees or contractors, etc. A significant and extended disruption of or breach of security related to our computer systems and back-up systems may damage our reputation and cause us to lose customers, sales and revenue, result in the unintended misappropriation of proprietary, personal and confidential information and require us to incur significant expense to remediate or otherwise resolve these issues.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

As of September 30, 2014, we lease approximately 34,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 274,000 square feet of office space for our subsidiaries' operations at various locations. We have subleased approximately 41,000 square feet of our leased office space to unrelated third-parties. We own approximately 49,000 square feet of office space in Indianapolis, Indiana.

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
Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). Under these agreements, we are obligated to make payments equal to 4% of “adjusted EBITDA” as defined in the Agreements until the first to occur of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of September 30, 2014, we have paid a cumulative $22.7 million towards these obligations, leaving a remaining maximum obligation of $25.3 million through fiscal year 2016.
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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company lists its common shares on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 11, 2014, the last reported sales price of the Company's common stock on the NYSE was $19.25 and we had approximately 199 stockholders of record and 27,167,178 shares of common stock outstanding. The following table sets forth, for the quarters indicated, the range of high and low trading for the Company's common stock during fiscal 2014 and 2013, adjusted, as applicable, for the Company's October 2012 1-for-5 reverse stock split.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Fiscal Year Ended September 30, 2014
High	$24.62	$25.34	$21.63	$21.33
Low	$16.75	$19.24	$18.01	$15.27
Fiscal Year Ended September 30, 2013
High	$19.35	$19.48	$23.29	$19.92
Low	$12.89	$14.92	$13.91	$15.54

Dividends

The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2014, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends or share repurchases. The Board of Directors will periodically reconsider the declaration of dividends, assuming payment of dividends is not limited under the aforementioned indentures. The reinstatement of quarterly dividends, the amount of such dividends, and the form in which the dividends are paid (cash or stock) will depend upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of September 30, 2014 with respect to our shares of common stock that may be issued under our existing equity compensation plans, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding	Weighted Average Exercise Price of Outstanding	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation
Equity compensation plans approved by stockholders	650,223	$18.12	1,600,211

Issuer Purchases of Equity Securities

None.

Performance Graph

The following graph illustrates the cumulative total stockholder return on Beazer Homes' common stock for the last five fiscal years through September 30, 2014, compared to the S&P 500 Index and the S&P 500 Homebuilding Index (for comparison to our prior year 10-K). The comparison assumes an investment in Beazer Homes' common stock and in each of the foregoing indices of $100 at September 30, 2009, and assumes that all dividends were reinvested. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

		Fiscal Year Ended September 30,
		2010	2011	2012	2013	2014
◆	Beazer Homes USA, Inc.	73.88	27.01	63.51	64.40	60.04
■	S&P 500 Index	110.16	111.42	145.07	173.13	207.30
▲	S&P 500 Homebuilding Index	92.76	66.13	182.87	185.18	200.48

Item 6. Selected Financial Data

	Fiscal Year Ended September 30,
	2014	2013	2012	2011	2010
	($ in millions, except per share amounts and unit data)

Statement of Operations Data: (i)
Total revenue	$1,464	$1,288	$1,006	$742	$991
Gross profit	263	214	105	48	84
Gross margin (i), (ii)	18.0%	16.6%	10.4%	6.5%	8.4%
Operating income (loss)	$56	$27	$(62)	$(132)	$(113)
Income (loss) from continuing operations	35	(32)	(136)	(200)	(30)
Income (loss) per share from continuing operations - basic	1.35	(1.30)	(7.34)	(13.53)	(2.47)
Income (loss) per share from continuing operations - diluted	1.10	(1.30)	(7.34)	(13.53)	(2.47)

Balance Sheet Data (end of year) (iv):
Cash and cash equivalents and restricted cash	$387	$553	$741	$647	$576
Inventory	1,561	1,314	1,112	1,204	1,204
Total assets	2,066	1,987	1,982	1,977	1,903
Total debt	1,535	1,512	1,498	1,489	1,212
Stockholders' equity	279	241	262	198	397

Supplemental Financial Data (iv):
Cash (used in) provided by:
Operating activities	$(160)	$(175)	$(21)	$(179)	$70
Investing activities	(32)	190	5	(260)	(6)
Financing activities	12	1	134	273	(34)

Financial Statistics (iv):
Total debt as a percentage of total debt and stockholders' equity	84.6%	86.3%	85.1%	88.2%	75.3%
Net debt as a percentage of net debt and stockholders' equity (iii)	81.0%	80.4%	74.9%	81.5%	62.9%
Adjusted EBITDA from total operations (v)	$128.3	$86.3	$21.8	$(24.9)	$16.3
Adjusted EBITDA from total operations margin (vi)	8.8%	6.7%	2.2%	(3.4)%	1.6%

Operating Statistics from continuing operations:
New orders, net	4,748	5,026	4,901	3,927	4,045
Closings	4,951	5,056	4,428	3,249	4,421
Average selling price on closings (in thousands)	$284.8	$253.0	$224.9	$219.4	$222.1
Units in backlog	1,690	1,893	1,923	1,450	772
Average selling price in backlog (in thousands)	$305.3	$279.0	$249.1	$230.7	$239.3

(i) Statement of operations data is from continuing operations. Gross profit includes inventory impairments and lot options abandonments of $8.3 million, $2.6 million, $12.2 million, $32.5 million and $49.6 million for the fiscal years ended September 30, 2014, 2013, 2012, 2011 and 2010, respectively. The aforementioned charges were primarily related to the deterioration of the homebuilding environment over the applicable years. Income (loss) from continuing operations for the fiscal years ended 2014, 2013, 2012, 2011 and 2010 also includes a (loss) gain on extinguishment of debt of $(19.9) million, $(4.6) million, $(45.1) million, $(2.9) million, and $43.9 million respectively.
(ii) Gross margin = Gross profit divided by total revenue.
(iii) Net Debt = Debt less unrestricted cash and cash equivalents and restricted cash related to the cash secured loan

(iv) Discontinued operations were not segregated in the consolidated balance sheets or consolidated statements of cash flows.
(v) Adjusted EBIT (earnings before interest, debt extinguishment charges and taxes) equals net income (loss) before (a) previously capitalized interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization, (b) debt extinguishment charges and (c) income taxes. Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, debt extinguishment charges and impairments) is calculated by adding non-cash charges, including depreciation, amortization, inventory impairment and abandonment charges, goodwill impairments and joint venture impairment charges for the period to Adjusted EBIT. Adjusted EBIT and Adjusted EBITDA are not Generally Accepted Accounting Principles (GAAP) financial measures. Adjusted EBIT and Adjusted EBITDA should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance. Because some analysts and companies may not calculate Adjusted EBIT and Adjusted EBITDA in the same manner as Beazer Homes, the Adjusted EBIT and Adjusted EBITDA information presented above may not be comparable to similar presentations by others.

(vi) Adjusted EBITDA margin = Adjusted EBITDA divided by total revenue.

The magnitude and volatility of non-cash inventory impairment and abandonment charges, goodwill impairments, joint venture impairment charges and debt extinguishment charges for the Company, and for other home builders, have been significant in recent periods and, as such, have made financial analysis of our industry more difficult. Adjusted EBIT and Adjusted EBITDA, and other similar presentations by analysts and other companies, is frequently used to assist investors in understanding and comparing the operating characteristics of home building activities by eliminating many of the differences in companies' respective capitalization, tax position and level of impairments. Management believes these non-GAAP measures are an indication of the Company's baseline performance in that the measures provide a consistent means of comparing performance between periods and competitors. The Company also believes that Adjusted EBIT and Adjusted EBITDA aid investors' overall understanding of the Company's results by providing transparency for items such as inventory impairment and abandonment charges, interest amortized to home construction and land sales expenses, joint venture impairment and debt extinguishment charges. Management uses these non-GAAP measures to assist in the evaluation of the performance of our business segments, including compensation awards, and to make operating decisions. The Company has reconciled Adjusted EBIT and Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure as follows:

	Fiscal Year Ended September 30,
(In thousands)	2014	2013	2012	2011	2010

Net income (loss)	$34,383	$(33,868)	$(145,326)	$(204,859)	$(34,049)
(Benefit from) provision for income taxes	(41,802)	(3,684)	(40,747)	3,429	(133,188)
Interest amortized to home construction and land sales expenses and capitalized interest impaired	41,065	41,246	61,227	48,289	54,556
Interest expense not qualified for capitalization	50,784	59,458	71,474	73,440	74,214
Loss (gain) on debt extinguishment	19,917	4,636	45,097	2,909	(43,901)
Adjusted EBIT	104,347	67,788	(8,275)	(76,792)	(82,368)
Depreciation and amortization and stock compensation amortization	15,866	15,642	17,573	17,878	24,774
Inventory impairments and option contract abandonments	8,062	2,650	12,514	33,458	49,526
Joint venture impairment and abandonment charges	—	181	36	594	24,328
Adjusted EBITDA	$128,275	$86,261	$21,848	$(24,862)	$16,260

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Executive Overview and Outlook

Executive Overview and Outlook:
Fiscal 2014 marked a very important milestone for the Company. For the first time since fiscal 2006, we reported positive net income and delivered Adjusted EBITDA that exceeded our cash interest expense. We see this as a turning point for the Company and believe that the extensive work and effort that drove our results this year have laid the foundation for further expansion in profitability in the years ahead.

The Company reported full year net income of $34.9 million for fiscal 2014, which included several significant items:

•	A loss on extinguishment of debt of $19.9 million

•	An IRS appeals case was approved in our favor resulting in a cash refund and income tax benefit of $28.5 million

•	Beazer Pre-Owned Rental Homes was sold generating a gain of $6.3 million

•	Reserves for uncertain tax positions were reversed due to lapses in statutes of limitation and closing of audits during fiscal year 2014 resulting in a non-cash tax benefit of $13.9 million

•	Impairments and abandonments of $8.3 million for the fiscal year with $5.4 million occurring in the fourth quarter

•	Unexpected warranty reserves totaling $4.9 million in cost of sales during the fourth quarter
The unexpected warranty charges resulted from water intrusion issues in certain homes built in Florida and New Jersey with an average age of more than 7 years ago. The charges were recorded in cost of sales and therefore reduced all measurements of income, including gross margin, Adjusted EBITDA and income from operations. For the year ended September 30, 2014, excluding the impact of these charges, homebuilding gross margin before impairments and abandonments and interest amortized to cost of sales would have been 22.2% and Adjusted EBITDA would have been $133.2 million.
We believe that we are still in the early stages of a housing recovery that is likely to last for at least several more years. The fundamentals including favorable demographic trends, excellent affordability and employment growth all point to a stronger and more stable level of demand for new homes than the uneven levels the industry experienced during fiscal 2014. The overall shape of the recovery has been flatter than many predicted, in large part, due to continuing mortgage constraints. Even those who are qualified for a mortgage often find the process to be overwhelming and cumbersome. Until lenders are given a clear understanding of their put-back risks, we believe that some members of the new home potential buyer pool will stay on the sidelines. As a result and combined with general economic and geopolitical uncertainties, we anticipate a slower recovery than the fundamentals would otherwise suggest.
In November 2013, we introduced our plan to reach $2 billion in revenue with a 10% Adjusted EBITDA margin, which we called our “2B-10” plan. We expect to reach these objectives by making improvements on five key metrics: (1) sales per community per month (or our absorption rate), (2) active community count, (3) average selling prices, (4) homebuilding gross margins, and (5) cost leverage as measured by selling, general and administrative costs as a percentage of total revenue. During fiscal 2014, we made progress on several of these metrics and as a result grew revenue to $1.5 billion, up 13.7% year-over-year and Adjusted EBITDA to $128.3 million, up 48.7% versus fiscal 2013. Further, Adjusted EBITDA margin increased 210 basis points to 8.8% for the year ended September 30, 2014. These improvements were due to the intense focus we have placed on the operational drivers of this plan, and in part, to stronger home pricing conditions.
Specifically during fiscal 2014, our rate of sales per community per month was 2.8. Although we had hoped to have slightly higher absorption rates, given the uneven nature of demand in today’s new home sales market, we were pleased that our sales per community per month exceeded those reported by a large number of our peers.
Over the past couple of years, we significantly increased our level of land investments in an effort to grow our active community count. We purchased mostly raw and partially developed land in some of the best school districts and most active job markets in the country. After year-over-year declines in active community counts for every quarter since mid-2012, we ended fiscal 2014 with 155 active communities, which was 16% higher than a year earlier. For fiscal 2015, we expect continued year-over-year expansion in community count, which should help us achieve positive order growth for the year.
Although we have been buying land in almost all of our markets, our incremental land investments over the past couple of years have been disproportionately focused on securing attractive parcels in Texas, California, Florida and the Mid-Atlantic, which feature some of the strongest employment characteristics and school districts in the country as well as some of our higher priced product lines. This geographic mix shift, combined with some market pricing power, particularly during the spring of fiscal 2013, has led to a significant rise in our average selling price from $253 thousand last year to $285 thousand this year. In addition, we ended fiscal 2014 with an average selling price for our units in backlog of $305 thousand.
We also reported significantly improved homebuilding gross margins during fiscal 2014. For the year, our homebuilding gross margin (excluding impairments, abandonments and interest in cost of sales) improved 190 basis points to 21.9%.
Finally, our cost leverage improved slightly from fiscal 2013. Our selling, general and administrative expenses were 13.3% of total revenue for fiscal 2014, compared with 13.5% a year earlier. As we continue to grow total revenue in future quarters, we anticipate further improvement on this metric.

We expect to continue our focus on our “2B-10” metrics during fiscal 2015 with particular emphasis on growing our active community count.
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

There is uncertainty associated with preparing the undiscounted cash flow analysis because future market conditions will almost certainly be different, either better or worse, than current conditions. The single most important “input” to the cash flow analysis is current and future home sales prices for a specific community. The risk of over or under-stating any of the important cash flow variables, including home prices, is greater with longer-lived communities and within markets that have historically experienced greater home price volatility. In an effort to address these risks, we consider some home price and construction cost appreciation in future years for certain communities that are expected to be selling for more than three years and/or if the market has typically exhibited high levels of price volatility. Absent these assumptions on cost and sales price appreciations, we believe the long-term cash flow analysis would be unrealistic and would serve to artificially improve expected future profitability. Finally, we also ensure that the monthly sales absorptions, including historical seasonal differences of our communities and those of our competitors, used in our undiscounted cash flow analyses are realistic, consider our development schedules and relate to those achieved by our competitors for the specific communities.

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

In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals, any recent legitimate offers and listing prices of similar properties. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell.

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

Investments in Unconsolidated Entities

We participate in a number of joint ventures and other investments in which we have less than a controlling interest. We enter into the majority of these investments with land developers, other homebuilders and financial partners to acquire attractive land positions, to manage our risk profile and to leverage our capital base. The land positions are developed into finished lots for sale to the unconsolidated entity’s members or other third parties. We recognize our share of equity in income (loss) and profits (losses) from the sale of lots to other buyers. Our share of profits from lots we purchase from the unconsolidated entities is deferred and treated as a reduction of the cost of the land purchased from the unconsolidated entity. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer. We evaluate our investments in unconsolidated entities for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. Our unconsolidated entities typically obtain secured acquisition and development financing. We account for our interest in unconsolidated entities under the equity method.

See Note 3, Investments in Marketable Securities and Unconsolidated Entities.

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
During fiscal 2008, we determined that it was not more likely than not that substantially all of our deferred tax assets would be realized and, therefore, we established a valuation allowance for substantially all of our deferred tax assets. As of September 30, 2014, we continued our evaluation of whether the valuation allowance against our deferred tax assets was still required. We considered positive evidence including evidence of recovery in the housing markets where we operate, the prospects of continued profitability and growth, a strong order backlog and sufficient balance sheet liquidity to sustain and grow operations. Although the Company’s performance and current positioning is bringing it closer to a conclusion that a valuation allowance is no longer needed, further evidence of sustained profitability is needed to reverse our valuation allowance against our deferred tax assets. Therefore, based upon all available positive and negative evidence, we concluded a valuation allowance is still needed for substantially all of our gross deferred tax assets at September 30, 2014. Management reassesses the realizability of the deferred tax assets each reporting period. In future periods, we may reduce all or a portion of our valuation allowance, generating a non-cash tax benefit, if sufficient positive evidence is present indicating that it is more likely than not that a portion or all of our deferred tax assets will be realized.
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

New Orders (Net of Cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2014	895	1,390	1,290	1,173	4,748
2013	932	1,521	1,381	1,192	5,026
2012	724	1,512	1,555	1,110	4,901

Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2014	1,038	977	1,241	1,695	4,951
2013	1,038	1,127	1,234	1,657	5,056
2012	867	844	1,109	1,608	4,428

RESULTS OF CONTINUING OPERATIONS:

	Fiscal Year Ended September 30,
($ in thousands)	2014	2013	2012
Revenues:
Homebuilding	$1,409,880	$1,279,212	$996,059
Land sales and other	53,887	8,365	9,618
Total	$1,463,767	$1,287,577	$1,005,677
Gross profit:
Homebuilding	$260,746	$212,054	$103,105
Land sales and other	2,713	2,076	1,983
Total	$263,459	$214,130	$105,088
Gross margin:
Homebuilding	18.5%	16.6%	10.4%
Land sales and other	5.0%	24.8%	20.6%
Total	18.0%	16.6%	10.4%
Commissions	$58,028	$52,922	$43,585
General and administrative (G&A) expenses:	$136,463	$121,163	$110,051
G&A as a percentage of total revenue	9.3%	9.4%	10.9%
Depreciation and amortization	$13,279	$12,784	$13,510
Operating income (loss)	$55,689	$27,261	$(62,058)
Operating income (loss) as a percentage of total revenue	3.8%	2.1%	(6.2)%
Effective Tax Rate	608.0%	9.8%	22.9%
Equity in income (loss) of unconsolidated entities	$6,545	$(113)	$304
Loss on extinguishment of debt	$(19,917)	$(4,636)	$(45,097)

Homebuilding Operations Data

	New Orders, net					Cancellation Rates
	2014	2013	2012	14 v 13	13 v 12	2014	2013	2012
West	1,815	2,176	2,152	(16.6)%	1.1%	21.9%	22.9%	26.5%
East	1,539	1,543	1,615	(0.3)%	(4.5)%	21.4%	24.3%	32.1%
Southeast	1,394	1,307	1,134	6.7%	15.3%	20.5%	16.7%	20.5%
Total	4,748	5,026	4,901	(5.5)%	2.6%	21.3%	21.8%	27.2%

Sales per active community per month were 2.8 for the year ended September 30, 2014 compared to 2.9 for the year ended September 30, 2013, contributing to the 5.5% decline in net new orders year-over-year. During the year, we opened 73 communities and closed out of 52, leading to an active community count of 155 at September 30, 2014, compared to 134 at September 30, 2013. The decrease in new orders in the West segment was primarily driven by the close out of several communities during fiscal 2014 in advance of new community openings and by a softening homebuyer market in Las Vegas and Phoenix.

	As of September 30,
	2014	2013	2012	14 v 13	13 v 12
Backlog Units:
West	557	738	839	(24.5)%	(12.0)%
East	600	661	747	(9.2)%	(11.5)%
Southeast	533	494	337	7.9%	46.6%
Total	1,690	1,893	1,923	(10.7)%	(1.6)%
Aggregate dollar value of homes in backlog ($ in millions)	$515.9	$528.1	$479.1	(2.3)%	10.2%
ASP in backlog (in thousands)	$305.3	$279.0	$249.1	9.4%	12.0%
Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Backlog at September 30, 2014 is lower than the prior year due to the slower selling environment experienced this year as evidenced by our decline in sales per community per month in each of the last three quarters of the fiscal year compared to the prior year. We expect new orders and backlog to increase over time as our active communities increase.

Homebuilding Revenues, Average Selling Price (ASP) and Closings

	Homebuilding Revenues					Average Selling Price
($ in thousands)	2014	2013	2012	14 v 13	13 v 12	2014	2013	2012	14 v 13	13 v 12
West	$537,149	$543,524	$386,544	(1.2)%	40.6%	$269.1	$238.7	$205.3	12.7%	16.3%
East	525,439	482,468	401,814	8.9%	20.1%	328.4	296.2	266.8	10.9%	11.0%
Southeast	347,292	253,220	207,701	37.2%	21.9%	256.3	220.2	199.9	16.4%	10.2%
Total	$1,409,880	$1,279,212	$996,059	10.2%	28.4%	$284.8	$253.0	$224.9	12.6%	12.5%

	Closings
	2014	2013	2012	14 v 13	13 v 12
West	1,996	2,277	1,883	(12.3)%	20.9%
East	1,600	1,629	1,506	(1.8)%	8.2%
Southeast	1,355	1,150	1,039	17.8%	10.7%
Total	4,951	5,056	4,428	(2.1)%	14.2%

Generally, improved operational strategies, product and geographic mix and market conditions in certain of our markets enhanced our ability to generate higher ASP over the past year. This higher ASP drove our increase in homebuilding revenues for fiscal 2014 as compared to the prior year. During fiscal 2013, we were able to increase prices or reduce incentives in response to robust demand and improved market conditions in the majority of our markets in our West segment. These conditions in a majority of our West markets have moderated over the past few quarters.

We anticipate that our average ASP will continue to increase in future quarters as indicated by our increase in ASP for homes in backlog and continued product and geographic mix shift toward higher priced markets. We also anticipate that our closings in future quarters will increase as our number of active communities increases.

Homebuilding Gross Profit
The following table sets forth our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the fiscal years ended September 30, 2014, 2013 and 2012. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges).

($ in thousands)	Fiscal Year Ended September 30, 2014
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to HB COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$120,048	22.3%	$4,948	$124,996	23.3%	$—	$124,996	23.3%
East	99,400	18.9%	463	99,863	19.0%	—	99,863	19.0%
Southeast	66,743	19.2%	2,523	69,266	19.9%	—	69,266	19.9%
Corporate & unallocated	(25,445)		373	(25,072)		39,255	14,183
Total homebuilding	$260,746	18.5%	$8,307	$269,053	19.1%	$39,255	$308,308	21.9%

($ in thousands)	Fiscal Year Ended September 30, 2013
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to HB COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$114,813	21.1%	$378	$115,191	21.2%	$—	$115,191	21.2%
East	87,081	18.0%	156	87,237	18.1%	—	87,237	18.1%
Southeast	48,260	19.1%	2,099	50,359	19.9%	—	50,359	19.9%
Corporate & unallocated	(38,100)		—	(38,100)		41,246	3,146
Total homebuilding	$212,054	16.6%	$2,633	$214,687	16.8%	$41,246	$255,933	20.0%

($ in thousands)	Fiscal Year Ended September 30, 2012
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to HB COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$60,829	15.7%	$4,203	$65,032	16.8%	$—	$65,032	16.8%
East	52,870	13.2%	5,736	58,606	14.6%	—	58,606	14.6%
Southeast	38,294	18.4%	1,796	40,090	19.3%	—	40,090	19.3%
Corporate & unallocated	(48,888)		475	(48,413)		60,952	12,539
Total homebuilding	$103,105	10.4%	$12,210	$115,315	11.6%	$60,952	$176,267	17.7%
Our overall homebuilding gross profit increased to $260.7 million for the fiscal year ended September 30, 2014 from $212.1 million in the prior year. The increase was primarily due to the $130.7 million increase in homebuilding revenues including a 12.6% increase in ASP, partially offset by a $5.7 million increase in impairments and abandonments and $4.9 million of unexpected warranty costs recorded in the fourth quarter of fiscal 2014. These warranty costs related to water intrusion problems in homes in certain of our communities located in Florida and New Jersey, with an average age in excess of 7 years.
The issues in Florida related to water intrusion problems arising from stucco installation on specific home elevations in several communities. The water intrusion issues in New Jersey related to flashing and stone installation in one specific community. We consider these charges to be unexpected in nature and are not expected to be recurring. The unexpected warranty charges were included in cost of sales and therefore reduced all measurements of income, including gross margin, Adjusted EBITDA and income from operations. For the year ended September 30, 2014, excluding the impact of the unexpected warranty charges, gross margin before impairments and abandonments and interest amortized to cost of sales would have been 22.2%, Adjusted EBITDA would have been $133.2 million and income from operations would have been $28.4 million.
Corporate and unallocated gross profit for the year ended September 30, 2014 included an increase in the capitalization of indirect spending relative to the increase in inventory during the year as well as the reduction in certain reserves related to product liability issues not allocated to our operating segments.

For the fiscal year ended September 20, 2013, our overall homebuilding gross profit increased by $108.9 million compared to fiscal year 2012. The increase was mainly related to a $283.2 million increase in homebuilding revenues including a 12.5% increase in ASP, a $9.6 million decrease in impairments and abandonments and a $19.7 million decrease in interest amortized to cost of sales, offset partially by increases in material and labor costs. This increase for the fiscal year ended September 30, 2013 was offset partially by an $11 million insurance recovery recognized in the prior year related to previously recorded water intrusion related expenditures.
Total homebuilding gross profit and gross margin excluding inventory impairments and abandonments and interest amortized to cost of sales are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit determined in accordance with GAAP as an indicator of operating performance. The magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company, and for other home builders, have been significant in recent periods and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, and other similar presentations by analysts and other companies, are frequently used to assist investors in understanding and comparing the operating characteristics of home building activities by eliminating many of the differences in companies' respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management compare operating results and as a measure of the level of cash which may be available for discretionary spending.
In a given period, our reported gross margins arise from both communities previously impaired and communities not previously impaired. In addition, as indicated above, certain gross margin amounts arise from recoveries of prior period costs, including warranty items that are not directly tied to communities generating revenue in the period. Home closings from communities previously impaired would, in most instances, generate very low or negative gross margins prior to the impact of the previously recognized impairment. Gross margins at each home closing are higher for a particular community after an impairment because the carrying value of the underlying land was previously reduced to the present value of future cash flows as a result of the impairment, leading to lower cost of sales at the home closing. This improvement in gross margin resulting from one or more prior impairments is frequently referred to in the aggregate as the “impairment turn” or “flow-back” of impairments within the reporting period. The amount of this impairment turn may exceed the gross margin for an individual impaired asset if the gross margin for that asset prior to the impairment would have been negative. The extent to which this impairment turn is greater than the reported gross margin for the individual asset is related to the specific historical cost basis of that individual asset.
The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing 12-month basis, rather than a quarterly basis, as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For fiscal 2014, the homebuilding gross margin from our continuing operations was 18.5% and excluding interest and inventory impairments, it was 21.9%. For the same period, homebuilding gross margins were as follows in those communities that have previously been impaired:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(1.0)%
Impact of interest amortized to COS related to these communities	3.3%
Pre-impairment turn gross margin, excluding interest amortization	2.3%
Impact of impairment turns	18.1%
Gross margin (post impairment turns), excluding interest	20.4%
These previously impaired communities represented 16% of our closings in fiscal 2014. As these communities continue to close out, we expect the impact on our overall homebuilding gross margin to be further reduced.

The estimated fair value of our impaired inventory, the number of lots and number of communities impaired in each period are set forth in the table below as follows:

($ in thousands)	Estimated Fair Value of Impaired Inventory at Period End			Lots Impaired			Communities Impaired
Quarter Ended	2014	2013	2012	2014	2013	2012	2014	2013	2012
September 30	$14,379	$—	$—	180	—	—	2	—	—
June 30	$—	$—	$11,187	—	—	170	—	—	3
March 31	$—	$—	$3,292	—	—	25	—	—	1
December 31	$—	$—	$6,377	—	—	51	—	—	1

Land Sales and Other Revenues and Gross Profit
Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets. Other revenues include net fees we received for general contractor services we performed on behalf of a third party and broker fees and, in the fiscal year ended September 30, 2012, rental revenues earned by our former Beazer Pre-Owned Rental Homes (Pre-Owned) operations. N/M in the table below indicates the percentage "not meaningful."

(In thousands)	Land Sales and Other Revenues
	2014	2013	2012	14 v 13	13 v 12
West	$19,592	$4,112	$5,104	376.5%	(19.4)%
East	26,643	1,217	652	2,089.2%	86.7%
Southeast	7,652	3,036	2,748	152.0%	10.5%
Pre-Owned	—	—	1,114	n/m	n/m
Total	$53,887	$8,365	$9,618	544.2%	(13.0)%

(In thousands)	Land Sales and Other Gross Profit (Loss)
	2014	2013	2012	14 v 13	13 v 12
West	$2,209	$416	$(574)	431.0%	172.5%
East	1,716	231	83	642.9%	178.3%
Southeast	829	1,429	1,860	(42.0)%	(23.2)%
Pre-Owned	—	—	614	n/m	n/m
Corporate and unallocated (a)	(2,041)	—	—	n/m	n/m
Total	$2,713	$2,076	$1,983	30.7%	4.7%

(a) Corporate and unallocated includes interest amortized to land sales.

As anticipated, we closed on a number of land sales in the fourth quarter of fiscal 2014 in all three segments, leading to the significant increase from fiscal 2013. These land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets. The decrease in land sales and other revenues from fiscal 2012 to fiscal 2013 related primarily to the decrease in Pre-Owned revenues. We contributed our interest in Pre-Owned for an investment in an unconsolidated entity on May 3, 2012.

Operating Income

	Fiscal Year Ended September 30,
(In thousands)	2014	2013	2012	14 v 13	13 v 12
West	$65,442	$59,084	$15,147	$6,358	$43,937
East	48,127	40,670	9,152	7,457	31,518
Southeast	31,854	23,030	14,815	8,824	8,215
Pre-Owned	—	—	(229)	—	229
Corporate and unallocated	(89,734)	(95,523)	(100,943)	5,789	5,420
Operating Income (Loss)	$55,689	$27,261	$(62,058)	$28,428	$89,319
Our operating income improved by $28.4 million to $55.7 million for the fiscal year ended September 30, 2014, compared to fiscal 2013. As a percentage of revenue, our operating income was 3.8% for fiscal 2014 compared to 2.1% for fiscal 2013. The year-over-year increase primarily reflects the impact of increased revenues and gross profit, operational efficiencies and market improvements.
Operating income improved by $89.3 million for the fiscal year ended September 30, 2013 compared to the prior year. As a percentage of revenue, our operating income (loss) was 2.1% for fiscal 2013 compared to (6.2)% for fiscal 2012. This improvement is due primarily to a 28.4% increase in homebuilding revenues and increased gross profit, including a $9.6 million decrease in impairments and abandonments.
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
Our overall effective tax rates from continuing operations were 608.0%, 9.8% and 22.9% for the fiscal years ended September 30, 2014, 2013 and 2012. The tax benefit recognized during the fiscal year ended September 30, 2014 and the related effective tax rate related primarily to the refund of tax and accrued interest from our IRS examination closing, release of estimated liabilities for previously uncertain tax positions, and utilization of certain carryback opportunities. The tax benefit recognized during the fiscal year ended September 30, 2013 and the related effective tax rate related primarily to our release of estimated liabilities for previously uncertain tax positions and utilization of certain carryback opportunities. The tax benefit recognized during the fiscal year ended September 30, 2012, and the related effective tax rate primarily reflected our release of estimated liabilities for previously uncertain tax positions.
Fiscal year ended September 30, 2014 as compared to 2013
West Segment: Homebuilding revenues decreased 1.2% for the fiscal year ended September 30, 2014 compared to the prior year, primarily due to a 12.3% decrease in closings, offset by a 12.7% increase in ASP. The decrease in the number of closings was primarily driven by lower new orders. As compared to the prior year, our homebuilding gross profit increased $5.2 million despite a $4.6 million increase in impairments and abandonments. Homebuilding gross margins without the impairments and abandonments increased from 21.2% to 23.3%. These increases were primarily due to decreased incentives, product mix and modest price appreciation in most of our submarkets in the West which enabled us to better absorb increases in direct material, labor and land costs. The $6.4 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit offset partially by the $4.9 million of impairments recorded on two communities in the West.
East Segment: Homebuilding revenues increased 8.9% for the fiscal year ended September 30, 2014 compared to the prior year, driven by a 10.9% increase in ASP and partially offset by a 1.8% decrease in closings. The improvements in homebuilding revenues and ASP also contributed to a $12.3 million increase in our homebuilding gross profit partially offset by the unexpected warranty charges related to certain homes in New Jersey. As a result, homebuilding gross margins increased from 18.0% to 18.9%. The increase in operating income in the East Segment was driven primarily by our increased revenues and related gross profit. These increases were offset partially by increases in commissions, sales and marketing and model refurbishment costs to drive absorptions in some of our underperforming communities.
Southeast Segment: Homebuilding revenues increased 37.2% for the fiscal year ended September 30, 2014. This increase in revenues drove an $18.5 million increase in homebuilding gross profit and an $8.8 million increase in operating income. Operating income was partially offset by the unexpected warranty charges related to certain homes in Florida, increased commissions, sales and marketing and personnel-related expenses to support the revenue increase. Our fiscal 2014 and fiscal 2013 land sales and other revenue and gross profit in our Southeast Segment include net fees received for general contractor services we performed on behalf of a third party.
Corporate and Unallocated: Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, including information technology, treasury, corporate finance, legal, branding and other national marketing costs. The costs of these shared services are not allocated to the operating segments. For the fiscal year ended September 30, 2014, our corporate and unallocated expense decreased $5.8 million compared to the prior year due to an increase in the amount of indirect spending capitalized, offset partially by an increase in personnel related expenses including an increase in headcount and variable compensation plans related to our actual and anticipated growth.
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
Corporate and Unallocated: Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, including information technology, treasury, corporate finance, legal, branding and other national marketing costs. The costs of these shared services are not allocated to the operating segments. For the fiscal year ended September 30, 2013, our corporate and unallocated expense decreased $5.4 million compared to the prior year which included an $11 million insurance recovery related to previously recorded water intrusion warranty related expenditures. Excluding this prior year recovery, corporate and unallocated expense decreased $16.4 million primarily due to a $19.7 million decrease in interest amortized to cost of sales related to lower interest incurred and a change in the mix of homes closed.

Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of September 30, 2014, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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
As of September 30, 2014, our liquidity position consisted of $324.2 million in cash and cash equivalents, $150 million of capacity under our Secured Revolving Credit Facility, plus $62.9 million of restricted cash, of which $22.4 million related to our cash secured term loan. We expect to maintain a significant liquidity position during fiscal 2015, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance on a quarterly basis.

We spent $551.2 million on land and land development spending during the fiscal year ended September 30, 2014 as we focused on replacing close out communities and positioning the Company to increase our active community count. This spending on land and land development had a significant impact on our net cash used in operating activities, resulting in net cash used in operating activities of $160.5 million for the fiscal year ended September 30, 2014. During the fiscal years ended September 30, 2013 and 2012, our net cash used in operating activities was $174.6 million, and $20.8 million, respectively. Our net cash used in operating activities in fiscal 2013 primarily related to land and land development spending of $475.2 million. Our net cash used in operating activities in fiscal 2012 was primarily due to the payment of trade accounts payable, interest obligations and other liabilities.
Net cash used in investing activities was $32.0 million for the fiscal year ended September 30, 2014 primarily related to capital expenditures for model homes, additional investments in unconsolidated entities and a net increase in restricted cash collateralizing our outstanding letters of credit. Net cash provided by investing activities was $190.2 million for the fiscal year ended September 30, 2013 which was due primarily to the release of $205.0 million of restricted cash collateral related to our cash secured term loan offset partially by capital expenditures, primarily used for new model homes. Net cash provided by investing activities was $4.6 million for the fiscal year ended September 30, 2012 which was due primarily to the release of $20.0 million of restricted cash collateral related to our cash secured term loan offset partially by capital expenditures.
Net cash provided by financing activities was $12.2 million for the year ended September 30, 2014, primarily related to the net proceeds from the issuance of $325 million aggregate principal amount of 5.75% Senior Notes due June 2019 (the June 2019 Notes) at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. The proceeds from the issuance of the June 2019 Notes were used to redeem all of our outstanding Senior Notes due June 2018 (the 2018 Notes), including the applicable $17.2 million call price and make-whole premiums provided for by the 2018 Notes. In fiscal 2013, we completed a $200 million senior debt offering, net proceeds of which were used to repay our 2015 Senior Notes and repurchase a portion of our 2019 Senior Notes. Further, in September 2013, we completed another $200 million senior debt offering, the proceeds of which were used to fund additional land acquisitions, land development and for general corporate purposes. During fiscal 2013 we also repaid $205 million of our cash secured term loan. These transactions resulted in $1.2 million of cash provided by financing activities in fiscal 2013. In fiscal 2012, we exchanged our Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock at a premium. We also completed underwritten public offerings of 4.4 million shares of Beazer common stock and 4.6 million 7.5% tangible equity units (TEUs) for net proceeds of $171.4 million which, net of debt and other financing payments, resulted in net cash provided by financing activities of $133.6 million for the fiscal year ended September 30, 2012. In addition, in fiscal 2012, we completed a $300 million senior secured debt offering, net proceeds of which were used to redeem our outstanding 2017 Senior Secured Notes and repurchase a portion of our 2019 Senior Notes.
In September 2014, Fitch reaffirmed the Company's long-term debt rating of B-. In April 2014, Moody's reaffirmed the Company's issuer default debt rating of Caa1 and increased our rating outlook from stable to positive and S&P reaffirmed the Company's corporate credit rating for the Company of B-. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. While we believe we possess sufficient liquidity to participate in a housing recovery, we are mindful of potential short-term, or seasonal, requirements for enhanced liquidity that may arise, especially as we increase our land and land development spending to grow our business. To facilitate this objective, we expanded our Secured Revolving Credit Facility from $22 million to $150 million during the year ended September 30, 2012. On November 10, 2014, we executed an amendment with three of the four lenders which included extending the maturity of the facility one additional year. With this amendment, $130 million of the $150 million facility will now mature in September 2016. One lender with a $20 million commitment chose not to extend their obligation, which is scheduled to mature in September 2015. There were no amounts outstanding under our Secured Revolving Credit Facility at September 30, 2014. We believe that our $387.1 million of cash and cash equivalents and restricted cash at September 30, 2014, cash generated from our operations and the availability of new debt and equity financing, if any, will be adequate to meet our liquidity needs during fiscal 2015.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities will provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $39.1 million outstanding letters of credit under these facilities, secured with cash collateral which is maintained in restricted accounts totaling $39.6 million.

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
Stock Repurchases and Dividends Paid — The Company did not repurchase any shares in the open market during the fiscal years ended September 30, 2014, 2013 or 2012. Any future stock repurchases, as allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At September 30, 2014, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid during the fiscal years ended September 30, 2014, 2013 or 2012.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At September 30, 2014, we controlled 28,187 lots (a 5.5-year supply based on our trailing twelve months of closings). We owned 78.1%, or 22,014 lots, and 6,173 lots, 21.9%, were under option contracts which generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which aggregated approximately $43.5 million at September 30, 2014. The total remaining purchase price, net of cash deposits, committed under all options was $420.5 million as of September 30, 2014. When market conditions improve, we may expand our use of option agreements to supplement our owned inventory supply.
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
We have an equity investment in American Homes 4 Rent (AMH) resulting from the sale of our interest in Pre-Owned. We account for this investment as a marketable security.
We also participate in a number of joint ventures and other investments in which we have less than a controlling interest. We enter into the majority of these investments with land developers, other homebuilders and financial partners to acquire attractive land positions, to manage our risk profile and to leverage our capital base. The land positions are developed into finished lots for sale to the unconsolidated entity’s members or other third parties. We account for our interest in unconsolidated entities under the equity method.
Our unconsolidated entities periodically obtain secured acquisition and development financing. At September 30, 2014, our unconsolidated entities had borrowings outstanding totaling $11.3 million. In the past, we and our partners have provided varying levels of guarantees of debt or other obligations for our unconsolidated entities. As of September 30, 2014, we have no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 3 to the consolidated financial statements for further information.
Our consolidated balance sheets include investments in marketable securities and unconsolidated entities totaling $38.3 million and $45.0 million at September 30, 2014 and September 30, 2013, respectively.

The following table summarizes our aggregate contractual commitments at September 30, 2014:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Senior Notes, Senior Secured Notes & other notes payable	$1,584,868	$15,636	$202,314	$866,145	$500,773
Interest commitments under Senior Notes, Senior Secured Notes & other notes payable (1)	689,243	112,206	205,761	151,414	219,862
Obligations related to lots under option	420,534	245,277	118,339	38,987	17,931
Operating leases	10,079	3,407	5,010	1,643	19
Uncertain tax positions (2)	—	—	—	—	—
Total	$2,704,724	$376,526	$531,424	$1,058,189	$738,585

(1) Interest on variable rate obligations is based on rates effective as of September 30, 2014.
(2) Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits related to uncertain tax positions. See Note 8 to Consolidated Financial Statements for additional information regarding the Company's unrecognized tax benefits as of September 30, 2014.

We had outstanding performance bonds of approximately $221.1 million at September 30, 2014 related principally to our obligations to local governments to construct roads and other improvements in various developments.
Recently Adopted Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a comprehensive list of recently adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or earnings. As of September 30, 2014, we had variable rate debt outstanding totaling approximately $22.4 million. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at September 30, 2014 was $1.54 billion, compared to a carrying value of $1.51 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.54 billion to $1.60 billion at September 30, 2014.

Item 8. Financial Statements and Supplementary Data

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Fiscal Year Ended September 30,
	2014	2013	2012

Total revenue	$1,463,767	$1,287,577	$1,005,677
Home construction and land sales expenses	1,192,001	1,070,814	888,379
Inventory impairments and option contract abandonments	8,307	2,633	12,210
Gross profit	263,459	214,130	105,088
Commissions	58,028	52,922	43,585
General and administrative expenses	136,463	121,163	110,051
Depreciation and amortization	13,279	12,784	13,510
Operating income (loss)	55,689	27,261	(62,058)
Equity in income (loss) of unconsolidated entities	6,545	(113)	304
Loss on extinguishment of debt	(19,917)	(4,636)	(45,097)
Other expense, net	(49,191)	(58,165)	(69,119)
Loss from continuing operations before income taxes	(6,874)	(35,653)	(175,970)
Benefit from income taxes	(41,797)	(3,489)	(40,347)
Income (loss) from continuing operations	34,923	(32,164)	(135,623)
Loss from discontinued operations, net of tax	(540)	(1,704)	(9,703)
Net income (loss)	$34,383	$(33,868)	$(145,326)

Weighted average number of shares:
Basic	25,795	24,651	18,474
Diluted	31,795	24,651	18,474
Income (loss) per share:
Basic earnings (loss) per share from continuing operations	$1.35	$(1.30)	$(7.34)
Basic loss per share from discontinued operations	$(0.02)	$(0.07)	$(0.53)
Basic earnings (loss) per share	$1.33	$(1.37)	$(7.87)
Diluted earnings (loss) per share from continuing operations	$1.10	$(1.30)	$(7.34)
Diluted loss per share from discontinued operations	$(0.02)	$(0.07)	$(0.53)
Diluted earnings (loss) per share	$1.08	$(1.37)	$(7.87)

Consolidated Statement of Comprehensive Income (Loss)
Net income (loss)	$34,383	$(33,868)	$(145,326)
Other comprehensive loss, net of income tax:
Unrealized loss related to available-for-sale securities	(1,276)	—	—
Comprehensive income (loss)	$33,107	$(33,868)	$(145,326)

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2014	September 30, 2013
ASSETS
Cash and cash equivalents	$324,154	$504,459
Restricted cash	62,941	48,978
Accounts receivable (net of allowance of $1,245 and $1,651, respectively)	34,429	22,342
Income tax receivable	46	2,813
Inventory
Owned inventory	1,557,496	1,304,694
Land not owned under option agreements	3,857	9,124
Total inventory	1,561,353	1,313,818
Investments in marketable securities and unconsolidated entities	38,341	44,997
Deferred tax assets, net	2,823	5,253
Property, plant and equipment, net	18,673	17,000
Other assets	23,460	27,129
Total assets	$2,066,220	$1,986,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$106,237	$83,800
Other liabilities	142,516	145,623
Obligations related to land not owned under option agreements	2,916	4,633
Total debt (net of discounts of $4,399 and $5,160, respectively)	1,535,433	1,512,183
Total liabilities	1,787,102	1,746,239
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 27,173,421 and 25,245,945 issued and outstanding, respectively)	27	25
Paid-in capital	851,624	846,165
Accumulated deficit	(571,257)	(605,640)
Accumulated other comprehensive loss	(1,276)	—
Total stockholders’ equity	279,118	240,550
Total liabilities and stockholders’ equity	$2,066,220	$1,986,789

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Paid in	Accumulated	Accumulated Other
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Total

Balance at September 30, 2011	15,118	$15	$624,811	$(426,446)	—	$198,380
Net loss	—	—	—	(145,326)	—	(145,326)
Tender Offer of Mandatory Convertible & TEU (debt to stock conversion)	4,969	5	56,670	—	—	56,675
Amortization of nonvested stock option awards	—	—	2,569		—	2,569
Amortization of stock option awards	—	—	1,459	—	—	1,459
Tax deficiency from stock transactions	—	—	(85)	—	—	(85)
Shares issued under employee stock plans, net	124	—	—	—	—	—
Issuance of prepaid stock purchase contracts	—	—	88,361	—	—	88,361
Common stock issued	4,400	5	60,335	—	—	60,340
Common stock redeemed	(9)	—	(126)	—	—	(126)
Balance at September 30, 2012	24,602	$25	$833,994	$(571,772)	$—	$262,247
Net loss	—	—	—	(33,868)	—	(33,868)
Conversion of Mandatory Convertible Notes (debt to stock conversion)	566	—	9,402	—	—	9,402
Amortization of nonvested stock option awards	—	—	1,986	—	—	1,986
Amortization of stock option awards	—	—	872	—	—	872
Exercises of stock options	1	—	7		—	7
Tax deficiency from stock transactions	—	—	(36)	—	—	(36)
Shares issued under employee stock plans, net	83	—	68	—	—	68
Common stock issued	—	—	(7)	—	—	(7)
Common stock redeemed	(6)	—	(121)	—	—	(121)
Balance at September 30, 2013	25,246	$25	$846,165	$(605,640)	$—	$240,550
Net income	—	—	—	34,383	—	34,383
Unrealized loss on available-for-sale investments	—	—	—	—	(1,276)	(1,276)
Total comprehensive income	—	—	—	—	—	33,107
Conversion of TEU (debt to stock conversion)	1,368	2	2,482	—	—	2,484
Amortization of nonvested stock option awards	—	—	1,755	—	—	1,755
Amortization of stock option awards	—	—	832	—	—	832
Exercises of stock options	3	—	39	—	—	39
Shares issued under employee stock plans, net	596	—	103	—	—	103
Tax excess from stock transactions	—	—	698	—	—	698
Forfeiture of restricted stock	(16)	—	—	—	—	—
Common stock redeemed	(24)	—	(450)	—	—	(450)
Balance at September 30, 2014	27,173	$27	$851,624	$(571,257)	$(1,276)	$279,118

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$34,383	$(33,868)	$(145,326)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,279	12,784	13,545
Stock-based compensation expense	2,587	2,858	4,028
Inventory impairments and option contract abandonments	8,307	2,650	12,789
Deferred and other income tax benefit	(12,590)	(421)	(38,782)
Changes in allowance for doubtful accounts	(406)	(584)	(1,637)
Equity in (income) loss of unconsolidated entities	(6,545)	114	(267)
Cash distributions of income from unconsolidated entities	566	336	—
Loss on extinguishment of debt	2,670	4,636	45,097
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,681)	2,841	9,751
Decrease (increase) in income tax receivable	2,767	3,559	(1,549)
(Increase) decrease in inventory	(230,138)	(186,349)	92,790
Decrease in other assets	1,292	1,906	6,907
Increase (decrease) in trade accounts payable	22,437	14,532	(3,427)
Increase (decrease) in other liabilities	13,002	413	(14,703)
Other changes	(399)	(49)	(61)
Net cash used in operating activities	(160,469)	(174,642)	(20,845)
Cash flows from investing activities:
Capital expenditures	(14,553)	(10,761)	(17,363)
Investments in unconsolidated entities	(5,218)	(3,879)	(2,407)
Return of capital from unconsolidated entities	1,703	510	610
Increases in restricted cash	(15,608)	(4,790)	(3,260)
Decreases in restricted cash	1,645	209,072	27,058
Net cash (used in) provided by investing activities	(32,031)	190,152	4,638
Cash flows from financing activities:
Repayment of debt	(307,602)	(184,723)	(290,387)
Proceeds from issuance of new debt	325,000	397,082	300,000
Repayment of cash secured loans	—	(205,000)	(20,000)
Debt issuance costs	(5,490)	(5,548)	(10,845)
Proceeds from issuance of common stock, net	—	—	60,340
Proceeds from issuance of TEU prepaid stock purchase contracts, net	—	—	88,361
Proceeds from issuance of TEU amortizing notes	—	—	23,500
Settlement of unconsolidated entity debt obligation	—	(500)	(15,862)
Other changes	287	(157)	(1,508)
Net cash provided by financing activities	12,195	1,154	133,599
(Decrease) increase in cash and cash equivalents	(180,305)	16,664	117,392
Cash and cash equivalents at beginning of period	504,459	487,795	370,403
Cash and cash equivalents at end of period	$324,154	$504,459	$487,795
See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Organization.  Beazer Homes USA, Inc. is one of the ten largest homebuilders in the United States, based on number of homes closed. We are a geographically diversified homebuilder with active operations in 16 states: Arizona, California, Delaware, Florida, Georgia, Indiana, Maryland, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia. Results from our title services business and exit markets are reported as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented (see Note 16 for further discussion of our Discontinued Operations). We evaluated events that occurred after the balance sheet date but before the financial statements were issued or are available to be issued for accounting treatment and disclosure.

Presentation.  The accompanying consolidated financial statements include the accounts of Beazer Homes USA, Inc. and our subsidiaries. Intercompany balances have been eliminated in consolidation.

Cash and Cash Equivalents and Restricted Cash.  We consider investments with maturities of three months or less when purchased to be cash equivalents. At September 30, 2014, the majority of our cash and cash equivalents were invested in high-quality money market mutual funds, highly marketable securities, or on deposit with major banks, which were valued at par with no withdrawal restrictions. The underlying investments of these funds were U.S. Government and U.S. Government Agency obligations or high quality marketable securities. Restricted cash includes cash restricted by state law or a contractual requirement, including cash collateral for our cash secured term loan and outstanding letters of credit.

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
 t
There is uncertainty associated with preparing the undiscounted cash flow analysis because future market conditions will almost certainly be different, either better or worse, than current conditions. The single most important “input” to the cash flow analysis is current and future home sales prices for a specific community. The risk of over or under-stating any of the important cash flow variables, including home prices, is greater with longer-lived communities and within markets that have historically experienced greater home price volatility. In an effort to address these risks, we consider some home price and construction cost appreciation in future years for certain communities that are expected to be selling for more than three years and/or if the market has typically exhibited high levels of price volatility. Absent these assumptions on cost and sales price appreciation, we believe the long-term cash flow analysis would be unrealistic and would serve to artificially improve expected future profitability. Finally, we also ensure that the monthly sales absorptions, including historical seasonal differences of our communities and those of our competitors, used in our undiscounted cash flow analyses are realistic, consider our development schedules and relate to those achieved by our competitors for the specific communities.

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

Investments in Marketable Securities and Unconsolidated Entities.  We have an equity investment in American Homes 4 Rent (AMH) resulting from the sale of Pre-Owned. We account for the investment in AMH as a marketable security. As of September 30, 2014, all of our marketable securities were treated as available-for-sale investments, and, as such, we have recorded all of our marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income (loss). When a security is sold, we use specific identification to determine the cost of the security sold for the amount reclassified out of accumulated other comprehensive income (loss). We evaluate our investments in marketable securities for impairment during each reporting period. We consider the length of time and extent to which the marketable value of the investment has been less than cost, either or both of which may lead to a conclusion that the security is other than temporarily impaired.

We also participate in a number of joint ventures and other investments in which we have less than a controlling interest. We enter into the majority of these investments with land developers, other homebuilders and financial partners to acquire attractive land positions, to manage our risk profile and to leverage our capital base. The land positions are developed into finished lots for sale to the unconsolidated entity’s members or other third parties. We recognize our share of equity in income (loss) and profits (losses) from the sale of lots to other buyers. Our share of profits from lots we purchase from the unconsolidated entities is deferred and treated as a reduction of the cost of the land purchased from the unconsolidated entity. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer. We evaluate our investments in unconsolidated entities for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. Our unconsolidated entities typically obtain secured acquisition and development financing. We account for our interest in unconsolidated entities under the equity method.
See Note 3, Investments in Marketable Securities and Unconsolidated Entities.

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

Other Liabilities. Other liabilities include the following:

(In thousands)	September 30, 2014	September 30, 2013
Income tax liabilities	$5,576	$20,170
Accrued warranty expenses	16,084	11,663
Accrued interest	34,645	33,372
Accrued and deferred compensation	24,270	25,579
Customer deposits	11,977	11,408
Other	49,964	43,431
Total	$142,516	$145,623

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

Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.1% to 2.1% of total revenue. Additional warranty costs are charged to cost of sales as necessary based on management's estimate of the costs to remediate existing claims. See Note 9 for a more detailed discussion of warranty costs and related reserves.

Advertising costs related to our continuing operations of $17.8 million, $14.2 million and $13.5 million for fiscal years 2014, 2013 and 2012, respectively, were expensed as incurred and are included in general and administrative expenses.

Earnings Per Share. The computation of basic EPS is determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS additionally gives effect (when dilutive) to stock options, other stock based awards and other potentially dilutive securities including the common shares issuable upon conversion of our Tangible Equity Unit prepaid stock purchase contracts. These common stock equivalents for the fiscal year ended September 30, 2014 included options/stock-settled appreciation rights (SSARs) to purchase 0.7 million shares of common stock and 5.2 million shares issuable upon the conversion of our TEU prepaid stock purchase contracts (based on the maximum potential shares upon conversion). In computing diluted income (loss) per share for the fiscal years ended September 30, 2013 and 2012, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. See Notes 7, 12 and 13 for further discussion of these common stock equivalents.

Fair Value Measurements.  Certain of our assets are required to be recorded at fair value on a recurring basis. The fair value of our available-for-sale marketable equity securities are based on readily available share prices. The fair value of our deferred compensation plan assets are based on market-corroborated inputs. Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We review our long-lived assets, including inventory, for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair value of certain of our financial instruments approximate their carrying amounts due to the short maturity of these assets and liabilities or the variable interest rates on such obligations. The fair value of our publicly held debt is generally estimated based on quoted bid prices for these instruments. Certain of our other financial instruments are estimated by discounting scheduled cash flows through maturity or using market rates currently being offered on loans with similar terms and credit quality. See Note 10 for additional discussion of our fair value measurements.

Stock-Based Compensation.  We use the Black-Scholes model to value SSARs and stock option grants. We estimate forfeitures in calculating the expense related to stock-based compensation. In addition, we reflect the benefits of tax deductions in excess of recognized compensation cost as a financing cash inflow and an operating cash outflow. Nonvested stock granted to employees is valued based on the market price of the common stock on the date of the grant. Performance based, nonvested stock granted to employees is valued using the Monte Carlo valuation method. Cash-settled, stock-based awards if, and when, granted to employees are initially valued based on the market price of the underlying common stock on the date of the grant and are adjusted to fair value until vested. Stock options issued to non-employees are valued using the Black-Scholes option pricing model. Nonvested stock granted to non-employees is initially valued based on the market price of the common stock on the date of the grant and is adjusted to fair value until vested. Compensation cost arising from nonvested stock granted to employees, from cash-settled, stock-based employee awards and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period. Although the Company may, from time to time grant cash-settled awards to employees, for the fiscal years ended as of September 30, 2014, 2013 and 2012, there were no such awards either granted or outstanding.

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

Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 requires companies to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration in which the company expects to be entitled in exchange for those goods and services. The guidance within ASU 2014-09 will be effective for the Company's fiscal year beginning October 1, 2017 and allows for both full retrospective or modified retrospective methods of adoption. Early adoption is not permitted. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

(2) Supplemental Cash Flow Information

	Fiscal Year Ended September 30,
(In thousands)	2014	2013	2012
Supplemental disclosure of non-cash activity:
Decrease in obligations related to land not owned under option agreements	$(1,717)	$(154)	$(602)
Decrease in future land purchase rights	—	—	(11,651)
Contribution of future land purchase rights to unconsolidated entities	—	—	11,651
Decrease in debt related to conversion of Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock	(2,376)	(9,402)	(55,308)
Contribution of Pre-Owned net assets for investment in unconsolidated entity	—	—	(19,670)
Sale of interest in REIT for shares of AMH	26,040	—	—
Purchase of AMH shares in exchange for interest in REIT	(26,040)	—	—
Non-cash land acquisitions	20,274	11,000	7,813
Issuance of stock under deferred bonus stock plans	103	68	—
Supplemental disclosure of cash activity:
Interest payments	117,501	102,716	126,313
Income tax payments	212	403	831
Tax refunds received	33,271	6,730	2,568

(3) Investments in Marketable Securities and Unconsolidated Entities

Marketable Securities

The shares of American Homes 4 Rent (AMH) represent marketable equity securities with a readily available fair value. Based on the Company's intent to sell the shares in one or more future transactions but not actively trade in the shares, these securities were classified as available-for-sale securities. Upon receipt of the shares in exchange for the Company's interest in the real estate investment trust (REIT), the fair value was recorded at $26.0 million. Subsequently, the fair value of the shares declined to $24.7 million as of September 30, 2014, and the Company recorded an unrealized loss of $1.3 million which is reflected in Other Comprehensive Income (Loss).

Unconsolidated Entities
As of September 30, 2014, we owned marketable securities and participated in certain land development joint ventures and other unconsolidated entities in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated entities, the total equity and outstanding borrowings of these unconsolidated entities as of September 30, 2014 and September 30, 2013:

(In thousands)	September 30, 2014	September 30, 2013
Beazer’s investment in unconsolidated entities	$13,576	$44,997
Total equity of unconsolidated entities	59,336	385,040
Total outstanding borrowings of unconsolidated entities	11,254	85,938

For the fiscal years ended September 30, 2014, 2013 and 2012, our income from unconsolidated entity activities, the impairments of our investments in certain of our unconsolidated entities, and the overall equity in income (loss) of unconsolidated entities is as follows:

	Fiscal Year Ended September 30,
(In thousands)	2014	2013	2012
Continuing operations:
Income from unconsolidated entity activity	$6,545	$68	$304
Impairment of unconsolidated entity investment	—	(181)	—
Equity in income (loss) of unconsolidated entities - continuing operations	$6,545	$(113)	$304

Beazer Pre-Owned Rental Homes
Effective May 3, 2012, we contributed $0.3 million in cash and our interest in Pre-Owned at cost, including 190 homes in Arizona and Nevada, of which 187 were leased, for a 23.5% equity method investment in an unconsolidated real estate investment trust (the REIT). The Company also received grants of restricted units in the REIT, of which a portion vested during the year ended September 30, 2012. During the fiscal year ended September 30, 2014, the REIT was sold to AMH, a publicly traded real estate investment trust. As a result of the transaction, the Company received Class A common stock in AMH. The Company recorded a gain on the transaction of $6.3 million during the fourth quarter of fiscal 2014 which is reflected in income (loss) of unconsolidated entities.
South Edge/Inspirada
During the fiscal year ended September 30, 2014, we and our joint venture partners received land in exchange for our investments in Inspirada. The change in total equity of unconsolidated entities above reflects these distributions. Also during the fiscal year ended September 30, 2014, we paid $1.0 million to the joint venture related to infrastructure and development costs. We continue to have an obligation for our portion of future infrastructure and other development costs which are estimated at approximately $5.7 million.
Guarantees
Our land development joint ventures typically obtain secured acquisition, development and construction financing. Historically, Beazer and our land development joint ventures partners have provided varying levels of guarantees of debt and other obligations for these unconsolidated entities. As of September 30, 2014, we had no outstanding guarantees of debt or other obligations related to our unconsolidated entities.

As of September 30, 2012, we had recorded $0.7 million in Other Liabilities related to one repayment guarantee. During the fiscal year ended September 30, 2013, we entered into a guarantee release agreement and paid $0.5 million to settle our liability and recognized the remaining $0.2 million as other income.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the fiscal years ended September 30, 2014 and 2013, we were not required to make any payments related to environmental indemnities.
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

(4) Inventory

(In thousands)	September 30, 2014	September 30, 2013
Homes under construction	$282,095	$262,476
Development projects in progress	786,768	578,453
Land held for future development	301,048	341,986
Land held for sale	51,672	31,331
Capitalized interest	87,619	52,562
Model homes	48,294	37,886
Total owned inventory	$1,557,496	$1,304,694

Homes under construction includes homes substantially finished and ready for delivery and homes in various stages of construction. We had 205 ($48.0 million) and 113 ($30.7 million) substantially completed homes that were not subject to a sales contract (spec homes) at September 30, 2014 and 2013, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. The decrease in land held for future development relates to our activation of certain projects during fiscal 2014. Land held for sale in Unallocated and Other as of September 30, 2014 included land held for sale in the markets we have decided to exit including Jacksonville, Florida and Charlotte, North Carolina. Total owned inventory, by reportable segment, is set forth in the table below. Inventory located in California, the state with our largest concentration of inventory, was $426.1 million and $388.1 million at September 30, 2014 and 2013, respectively.

(In thousands)	Projects in Progress	Held for Future Development	Land Held for Sale	Total Owned Inventory
September 30, 2014
West Segment	$462,508	$260,898	$10,026	$733,432
East Segment	353,859	29,239	34,530	417,628
Southeast Segment	264,843	10,911	4,821	280,575
Unallocated & Other	123,566	—	2,295	125,861
Total	$1,204,776	$301,048	$51,672	$1,557,496
September 30, 2013
West Segment	$339,319	$292,875	$16,572	$648,766
East Segment	331,894	25,491	3,833	361,218
Southeast Segment	178,624	23,620	8,208	210,452
Unallocated & Other	81,540	—	2,718	84,258
Total	$931,377	$341,986	$31,331	$1,304,694

Inventory Impairments. When conducting our community level review for the recoverability of our homebuilding inventories held for development, we establish a quarterly “watch list” of communities with generally more than 10 homes remaining that carry profit margins in backlog and in our forecast that are below a minimum threshold of profitability. Assets on the quarterly watch list are subject to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. During these periods, for certain communities, we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information.
In our undiscounted cash flow impairment analyses for the year ended September 30, 2014, we did not assume any market improvements. The following tables represent the results, by reportable segment of our community level review of the recoverability of our inventory assets held for development as of September 30, 2014, 2013 and 2012. We have elected to aggregate our disclosure at the reportable segment level because we believe this level of disclosure is most meaningful to the readers of our financial statements. The aggregate undiscounted cash flow fair value as a percentage of book value for the communities represented below is consistent with our expectations given our “watch list” methodology.

($ in thousands)		Undiscounted Cash Flow Analyses Prepared
Segment	# of Communities on Watch List	# of Communities	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV
Year Ended September 30, 2014
West	5	3	$25,191	90.9%
East (a)	1	—	—	—%
Southeast	2	1	7,479	120.2%
Unallocated	—	—	2,558	100.0%
Total	8	4	$35,228	97.8%

Year Ended September 30, 2013
West	1	1	$11,080	117.6%
East	3	3	9,588	107.0%
Southeast	1	1	5,257	128.6%
Unallocated	—	—	1,755	100.0%
Total	5	5	$27,680	114.9%

Year Ended September 30, 2012
West	14	8	$28,467	94.7%
East	12	8	30,052	91.8%
Southeast	5	3	9,247	116.5%
Unallocated	—	—	5,193	100.0%
Total	31	19	$72,959	96.7%
(a) During the year ended September 30, 2014, we recorded an impairment charge of $0.1 million in our East segment. The community had less than 10 lots remaining to close at the time of the analysis and therefore, consistent with our policy, we did not prepare an undiscounted or discounted cash flow analysis related to this community.
The table below summarizes the results of our discounted cash flow analysis for the fiscal years 2014 and 2012. There were no impairments recorded during the fiscal year ended September 30, 2013 related to our impairment analyses. The discount rate in our discounted cash flow analyses may be different for each community and ranged from 13.0% to 15.0% for the communities analyzed in the fiscal year ended September 30, 2014 and 11.2% to 17.0% for the fiscal year ended September 30, 2012. The projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions including the changes in sales prices and absorption estimates and management’s assumptions relative to future results. Impairment charges in two communities during the fiscal year ended September 30, 2014 and five communities during the fiscal year ended September 30, 2012 were taken as a result of these discounted cash flow analyses. The estimated fair value of the impaired inventory is determined immediately after a community’s impairment.

($ in thousands)	Results of Discounted Cash Flow Analyses Prepared
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Period End
Year Ended September 30, 2014
West	2	180	$4,948	$14,379
East (a)	—	—	—	—
Southeast	—	—	—	—
Unallocated	—	—	373	—
Continuing Operations (a)	2	180	5,321	14,379
Discontinued Operations	—	—	—	—
Total (a)	2	180	$5,321	$14,379

Year Ended September 30, 2012
West	2	116	$3,902	$11,058
East	2	93	4,316	7,342
Southeast	1	37	796	2,457
Unallocated	—	—	473	—
Continuing Operations	5	246	9,487	20,857
Discontinued Operations	—	—	60	—
Total	5	246	$9,547	$20,857
(a) During the year ended September 30, 2014, we recorded an impairment charge of $0.1 million in our East segment. The community had less than 10 lots remaining to close at the time of the analysis and therefore, consistent with our policy, we did not prepare an undiscounted or discounted cash flow analysis related to this community.
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
Also, we have determined the proper course of action with respect to a number of communities within each homebuilding segment was to not exercise certain options and to write-off the deposits securing the option takedowns and pre-acquisition costs, as applicable. In determining whether to abandon lots or lot option contracts, our evaluation is primarily based upon the expected cash flows from the property. If we intend to abandon or walk-away from a property, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs. Abandonment charges generally relate to our decision to abandon lots or not exercise certain option contracts that are not projected to produce adequate results or no longer fit in our long-term strategic plan. Included in the abandonments below for the fiscal year ended September 30, 2014 is a $1.7 million abandonment of certain lots related to wetlands permitting issues in the Southeast segment.

The following table sets forth, by reportable homebuilding segment, the inventory impairments and lot option abandonment charges recorded for the fiscal years ended September 30, 2014, 2013 and 2012:

	Fiscal Year Ended September 30,
(In thousands)	2014	2013	2012
Development projects and homes in process (Held for Development)
West	$4,948	$46	$3,902
East	100	13	4,316
Southeast	—	—	796
Unallocated	373	—	473
Subtotal	$5,421	$59	$9,487
Land Held for Sale
West	$—	$228	$—
East	232	123	100
Southeast	28	1,778	208
Subtotal	$260	$2,129	$308
Lot Option Abandonments
West	$—	$104	$301
East	131	20	1,320
Southeast	2,495	321	792
Unallocated	—	—	2
Subtotal	$2,626	$445	$2,415
Continuing Operations	$8,307	$2,633	$12,210
Discontinued Operations
Held for Development	$—	$—	$60
Land Held for Sale	—	17	503
Lot Option Abandonments	—	—	16
Subtotal	$—	$17	$579
Total Company	$8,307	$2,650	$12,789

Lot Option Agreements and Variable Interest Entities (VIE). As previously discussed, we also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which aggregated approximately $43.5 million at September 30, 2014. The total remaining purchase price, net of cash deposits, committed under all options was $420.5 million as of September 30, 2014. We expect to exercise, subject to market conditions and seller satisfaction of contract terms, all of our remaining option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised.
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

The following provides a summary of our interests in lot option agreements as of September 30, 2014 and September 30, 2013:

(In thousands)	Deposits & Non-refundable Preacquisition Costs Incurred	Remaining Obligation	Land Not Owned - Under Option Agreements
As of September 30, 2014
Consolidated VIEs	$941	$2,916	$3,857
Unconsolidated lot option agreements	42,588	417,618	—
Total lot option agreements	$43,529	$420,534	$3,857
As of September 30, 2013
Consolidated VIEs	$4,491	$4,633	$9,124
Unconsolidated lot option agreements	32,822	284,005	—
Total lot option agreements	$37,313	$288,638	$9,124

(5) Interest
Our ability to capitalize all interest incurred during the fiscal years ended September 30, 2014, 2013 and 2012 has been limited by our inventory eligible for capitalization. The following table sets forth certain information regarding interest:

	Fiscal Year Ended September 30,
(In thousands)	2014	2013	2012
Capitalized interest in inventory, beginning of period	$52,562	$38,190	$45,973
Interest incurred	126,906	115,076	124,918
Capitalized interest impaired	(245)	—	(275)
Interest expense not qualified for capitalization and included as other expense	(50,784)	(59,458)	(71,474)
Capitalized interest amortized to house construction and land sales expenses	(40,820)	(41,246)	(60,952)
Capitalized interest in inventory, end of period	$87,619	$52,562	$38,190

(6) Property, Plant and Equipment

Property, plant and equipment consists of:

	Fiscal Year Ended September 30,
(In thousands)	2014	2013
Buildings and improvements	$2,329	$2,329
Model and sales office improvements	25,334	23,046
Leasehold improvements	4,197	4,212
Information systems	17,554	16,532
Furniture, fixtures and office equipment	9,999	16,215
Property, plant and equipment, gross	59,413	62,334
Less: Accumulated Depreciation	(40,740)	(45,334)
Property, plant and equipment, net	$18,673	$17,000

(7) Borrowings
At September 30, 2014 and September 30, 2013 we had the following debt:

(In thousands)	Maturity Date	2014	2013
8 1/8% Senior Notes	June 2016	172,879	172,879
6 5/8% Senior Secured Notes	April 2018	300,000	300,000
9 1/8% Senior Notes	June 2018	—	298,000
9 1/8% Senior Notes	May 2019	235,000	235,000
5 3/4% Senior Notes	June 2019	325,000	—
7 1/2% Senior Notes	September 2021	200,000	200,000
7 1/4% Senior Notes	February 2023	200,000	200,000
TEU Senior Amortizing Notes	July 2015	6,703	16,141
Unamortized debt discounts		(4,399)	(5,160)
Total Senior Notes, net		1,435,183	1,416,860
Junior Subordinated Notes	July 2036	55,737	53,670
Cash Secured Loans	November 2017	22,368	22,368
Other Secured Notes Payable	Various Dates	22,145	19,285
Total debt, net		$1,535,433	$1,512,183

As of September 30, 2014, future maturities of our borrowings are as follows:

Fiscal Year Ended September 30,
(In thousands)
2015	$15,636
2016	176,412
2017	25,901
2018	300,000
2019	566,145
Thereafter	500,773
Total	$1,584,867

Secured Revolving Credit Facility — The $150 million Secured Revolving Credit Facility provides for future working capital and letter of credit capacity. On November 10, 2014, we executed an amendment with three of the four lenders which included extending the maturity of the facility one additional year. With this amendment, $130 million of the $150 million facility will now mature in September 2016. One lender with a $20 million commitment chose not to extend their obligation, which is scheduled to mature in September 2015. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. As of September 30, 2014, we were in compliance with all such covenants and had $150 million of available borrowings under the Secured Revolving Credit Facility. We have elected to cash collateralize all letters of credit; however, as of September 30, 2014, we have pledged approximately $1 billion of inventory assets to our Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. There were no outstanding borrowings under the Secured Revolving Credit Facility as of September 30, 2014 or September 30, 2013.
Letter of Credit Facilities — We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $180.9 million. As of September 30, 2014 and September 30, 2013, we have letters of credit outstanding of $39.1 million and $25.2 million, respectively, which are secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.

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

The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur additional indebtedness and to make certain investments. Specifically, all of our Senior Notes contain covenants that restrict our ability to incur additional indebtedness unless it is refinancing indebtedness or non-recourse indebtedness. The incurrence of refinancing indebtedness and non-recourse indebtedness, as defined in the applicable indentures, are exempted from the covenant test. As of September 30, 2014, we were not able to incur additional indebtedness under certain of our senior debt instruments, except refinancing or non-recourse indebtedness. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in all of our Senior Notes as of September 30, 2014.
Our Senior Notes due 2016 (the 2016 Notes) contain the most restrictive covenants, including the consolidated tangible net worth covenant, which states that should consolidated tangible net worth fall below $85 million for two consecutive quarters, the Company is required to make an offer to purchase 10% of the 2016 Notes at par. If triggered and fully subscribed, this could result in our having to purchase $27.5 million of the 2016 Notes, which may be reduced by certain 2016 Note repurchases (potentially at less than par) made in the open market after the triggering date. As of September 30, 2014, our consolidated tangible net worth was $255.2 million, well in excess of the minimum covenant requirement.

In April 2014, we issued and sold $325 million aggregate principal amount of 5.75% Senior Notes due June 2019 (the June 2019 Notes) at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the June 2019 Notes is payable semi-annually in cash in arrears, beginning on December 15, 2014. The June 2019 Notes will mature on June 15, 2019. Prior to maturity, we may, at our option redeem the June 2019 Notes at any time, in whole or in part, at specified redemption prices, which also include a customary make-whole premium amount prior to through March 15, 2019. In July 2014, we exchanged 100% of the June 2019 Notes for notes that are freely transferable and registered under the Securities Act of 1933.

The June 2019 Notes were issued under an indenture (June 2019 Indenture), issued April 8, 2014 that contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the June 2019 Indenture) to, among other things, incur additional indebtedness, including secured indebtedness, and make certain types of restricted payments. The June 2019 Indenture contains customary events of default. Upon the occurrence of an event of default, payments on the June 2019 Notes may be accelerated and become immediately due and payable. Upon a change of control (as defined in the June 2019 Indenture), the June 2019 Indenture requires us to make an offer to repurchase the June 2019 Notes at 101% of their principal amount, plus accrued and unpaid interest.

We may redeem the June 2019 Notes at any time prior to March 15, 2019, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, at any time on or prior to June 15, 2018, we may redeem up to 35% of the aggregate principal amount of June 2019 Notes with the proceeds of certain equity offerings at a redemption price equal to 105.750% of the principal amount of the June 2019 Notes plus accrued and unpaid interest, if any, to, but excluding, the date fixed for redemption; provided, that at least 65% of the aggregate principal amount of the June 2019 Notes originally issued under the June 2019 Indenture remain outstanding after such redemption. On or after March 15, 2019, we may redeem some or all of the June 2019 Notes at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The proceeds from the June 2019 Notes were used to redeem all of our outstanding Senior Notes due June 2018 (the 2018 Notes), including the $17.2 million make-whole premium. We recognized a loss on debt extinguishment of the 2018 Notes of $19.8 million in the quarter ended June 30, 2014 related to the premiums paid and the write-off of unamortized debt issuance costs. The 2018 Notes redeemed by the Company were canceled.

In September 2013, we issued and sold $200 million aggregate principal amount of 7.500% Senior Notes due 2021 (the 2021 Notes) at a price of 98.541% (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the 2021 Notes is payable semi-annually in cash in arrears, beginning on March 15, 2014. The 2021 Notes will mature on September 15, 2021. Prior to maturity, we may, at our option, redeem the 2021 Notes at any time, in whole or in part, at specified redemption prices, which also include a customary make-whole premium prior to September 15, 2016. In January 2014, we exchanged 100% of the 2021 Notes for notes that are freely transferable and registered under the Securities Act of 1933.

The 2021 Notes were issued under an indenture (2021 Indenture), issued September 30, 2013 that contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the 2021 Indenture) to, among other things, incur additional indebtedness, including secured indebtedness, and make certain types of restricted payments. The 2021 Indenture contains customary events of default. Upon the occurrence of an event of default, payments on the 2021 Notes may be accelerated and become immediately due and payable. Upon a change of control (as defined in the 2021 Indenture), the 2021 Indenture requires us to make an offer to repurchase the 2021 Notes at 101% of their principal amount, plus accrued and unpaid interest.

We may redeem the 2021 Notes at any time prior to September 15, 2016, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to September 15, 2016, we may redeem up to 35% of the aggregate principal amount of 2021 Notes with the proceeds of certain equity offerings at a redemption price equal to 107.500% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, to the date fixed for redemption; provided, that at least 65% of the aggregate principal amount of the 2021 Notes originally issued under the 2021 Indenture remain outstanding after such redemption. On or after September 15, 2016, we may redeem some or all of the 2021 Notes at redemption prices set forth in the Indenture. These percentages range from 100.000% to 105.625%.

In February 2013, we issued and sold $200 million aggregate principal amount of 7.250% Senior Notes due 2023 (the 2023 Notes)
at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the
2023 Notes is payable semi-annually in cash in arrears, beginning August 1, 2013. The 2023 Notes will mature on February 1, 2023. Prior to maturity, we may, at our option, redeem the 2023 Notes at any time, in whole or in part, at specified redemption prices, which also include a customary make-whole premium prior to February 1, 2018.

The 2023 Notes were issued under an indenture, dated as February 1, 2013 (the 2023 Indenture) that contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the 2023 Indenture) to, among other things, incur additional indebtedness, including secured indebtedness, and make certain types of restricted payments. The 2023 Indenture contains customary events of default. Upon the occurrence of an event of default, payments on the 2023 Notes may be accelerated and become immediately due and payable. Upon a change of control (as defined in the Indenture), the 2023 Indenture requires us to make an offer to repurchase the 2023 Notes at 101% of their principal amount, plus accrued and unpaid interest.

We may redeem the 2023 Notes at any time prior to February 1, 2018, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to February 1, 2016, we may redeem up to 35% of the aggregate principal amount of 2023 Notes with the proceeds of certain equity offerings at a redemption price equal to 107.250% of the principal amount of the 2023 Notes plus accrued and unpaid interest, if any, to the date fixed for redemption; provided, that at least 65% of the aggregate principal amount of the 2023 Notes originally issued under the 2023 Indenture remain outstanding after such redemption. On or after February 1, 2018, we may redeem some or all of the 2023 Notes at redemption prices set forth in the 2023 Indenture. These percentages range from 100.000% to 103.625%. In August 2013, we exchanged 100% of the 2023 Notes for notes that are freely transferable and registered under the Securities Act of 1933.

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

All unsecured Senior Notes rank equally in right of payment with all of our existing and future senior unsecured obligations, senior to all of the Company's existing and future subordinated indebtedness and effectively subordinated to the Company's existing and future secured indebtedness, including indebtedness under our Secured Revolving Credit Facility and our 6.625% Senior Secured Notes due 2018, to the extent of the value of the assets securing such indebtedness. The unsecured Senior Notes and related guarantees are structurally subordinated to all indebtedness and other liabilities of all of the Company's subsidiaries that do not guarantee these notes. The unsecured Senior Notes are fully and unconditionally guaranteed jointly and severally on a senior basis by the Company's wholly-owned subsidiaries party to each applicable Indenture.
In July 2012, we issued and sold $300 million aggregate principal amount of our 6.625% Senior Secured Notes due 2018 (Senior Secured Notes) through a private placement to qualified institutional buyers. The Senior Secured Notes were issued at par (before underwriting and other issuance costs). Interest on the Senior Secured Notes is payable semi-annually in cash in arrears, beginning

October 15, 2012. The Senior Secured Notes will mature on April 15, 2018. The Senior Secured Notes were issued under an indenture, dated as of July 18, 2012 (the 2018 Indenture) that contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments and create liens on assets of the Company or the guarantors. The 2018 Indenture contains customary events of default.
Upon a change of control (as defined in the 2018 Indenture), the Indenture requires the Company to make an offer to repurchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest. If we sell certain assets and do not reinvest the net proceeds in compliance with the 2018 Indenture, then we must use the net proceeds to offer to repurchase the Senior Notes at 100% of their principal amount, plus accrued and unpaid interest. We may redeem the Senior Secured Notes at any time prior to July 15, 2015, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to July 15, 2015, we may redeem up to 35% of the aggregate principal amount of Senior Secured Notes with the proceeds of certain equity offerings at a redemption price equal to 106.625% of the principal amount of the Senior Secured Notes plus accrued and unpaid interest, if any, to the date fixed for redemption; provided, that at least 65% of the aggregate principal amount of the Senior Secured Notes originally issued under the 2018 Indenture remain outstanding after such redemption. Thereafter, we may redeem some or all of the Senior Secured Notes at redemption prices set forth in the 2018 Indenture. These percentages range from 100.000% to 103.313%.
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
Senior Notes: Tangible Equity Units — In July 2012, we issued 4.6 million 7.5% TEUs (the 2012 TEUs), which were comprised of prepaid stock purchase contracts (PSPs) and senior amortizing notes. As the two components of the TEUs are legally separate and detachable, we have accounted for the two components as separate items for financial reporting purposes and valued them based on their relative fair value at the date of issuance. The amortizing notes are unsecured senior obligations and rank equally with all of our other senior unsecured indebtedness. Outstanding notes pay quarterly installments of principal and interest through maturity. The PSPs were originally accounted for as equity (additional paid in capital) at the initial fair value of these contracts based on the relative fair value method. During the fiscal year ended September 30, 2014, we exchanged 890,000 TEUs, including approximately $2.4 million of amortizing notes, for Beazer Homes' common stock. The PSPs related to the remaining 2012 TEUs are scheduled to be settled in Beazer Homes' common stock on July 15, 2015. See Note 12 for additional information related to the PSPs.
Junior Subordinated Notes — $103.1 million of unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a floating interest as defined in the Junior Subordinated Notes Indenture. The obligations relating to these notes and the related securities are subordinated to the Secured Revolving Credit Facility and the Senior Notes. In January 2010, we modified the terms of $75 million of these notes and recorded these notes at their estimated fair value. As of September 30, 2014, the unamortized accretion was $45.0 million and will be amortized over the remaining life of the notes.
As of September 30, 2014, we were in compliance with all covenants under our Junior Subordinated Notes.
Cash Secured Loans — We have entered into two separate loan facilities, currently totaling $22.4 million as of September 30, 2014, scheduled to mature in November 2017. Borrowings under the cash secured loan facilities were used to replenish cash used to repay or repurchase the Company’s debt and would be considered “refinancing indebtedness” under certain of the Company’s existing indentures and debt covenants. However, because the loans are fully collateralized by cash equal to the loan amount, the loans do not provide liquidity to the Company.
The lenders of these facilities had the right to put the outstanding loan balances to the Company at the two or four year anniversaries of the loan, however, the Company did not receive written notice of such election within the time frame stipulated in the agreement and therefore such right has expired. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our consolidated balance sheet as of September 30, 2014. We borrowed $32.6 million at inception of the loans. As previously indicated and in order to protect financing capacity available under our covenant refinancing basket related to previous or future debt repayments, we borrowed an additional $214.8 million under the cash secured loan facilities in May 2011. The cash secured loan has an interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing.
During the fiscal year ended September 30, 2012, we repaid $20 million of the cash secured term loans. Further, during the fiscal year ended September 30, 2013, we repaid $205 million of the outstanding cash secured term loans and recognized a $1 million loss on debt extinguishment, primarily related to the unamortized discounts and debt issuances costs related to these loans.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of September 30, 2014 and September 30, 2013, we had outstanding notes payable of $22.1 million and $19.3 million respectively, primarily related to land acquisitions. These notes payable have varying expiration dates between 2014 and 2019 and have a weighted average fixed rate of 4.07% at September 30, 2014. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

(8) Income Taxes

The benefit from income taxes from continuing operations consists of the following:

	Fiscal Year Ended September 30,
(In thousands)	2014	2013	2012
Current federal	$(44,789)	$(4,409)	$(34,242)
Current state	322	(394)	(143)
Deferred federal	2,385	1,476	(5,964)
Deferred state	285	(162)	2
Total	$(41,797)	$(3,489)	$(40,347)

The benefit from income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows:

	Fiscal Year Ended September 30,
(In thousands)	2014	2013	2012
Income tax computed at statutory rate	$(2,406)	$(12,479)	$(61,590)
State income taxes, net of federal benefit	(172)	(684)	(6,055)
Valuation allowance - IRS Settlement	(26,846)	—	—
Valuation allowance - other	3,023	11,729	59,601
Changes for uncertain tax positions	(14,276)	(1,909)	(32,441)
IRS interest refund	(1,714)	—	—
Other, net	594	(146)	138
Total	$(41,797)	$(3,489)	$(40,347)
The principal differences between our effective tax rate and the U.S. federal statutory rate relates to changes in our valuation allowance and changes for our unrecognized tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets are as follows:

(In thousands)	September 30, 2014	September 30, 2013
Deferred tax assets:
Warranty and other reserves	$11,587	$11,559
Incentive compensation	18,993	17,368
Property, equipment and other assets	2,750	2,455
Federal and state tax carryforwards	357,146	383,508
Inventory adjustments	95,237	114,416
Uncertain tax positions	1,911	14,415
Other	3,923	3,052
Total deferred tax assets	491,547	546,773
Deferred tax liabilities:
Deferred revenues	(43,496)	(54,257)
Total deferred tax liabilities	(43,496)	(54,257)
Net deferred tax assets before valuation allowance	448,051	492,516
Valuation allowance	(445,228)	(487,263)
Net deferred tax assets	$2,823	$5,253

At September 30, 2014, our gross deferred tax assets above included $266.9 million for federal net operating loss carryforwards, $76.7 million for state net operating loss carryforwards,$9.8 million for an alternative minimum tax credit and $3.8 million for general business credit. The net operating loss carryforwards expire at various dates through 2033 and the general business credit expires at various dates through 2034. The alternative minimum tax credit has an unlimited carryforward period.

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

Based upon an evaluation of all available evidence, we established a valuation allowance for substantially all of our deferred tax assets during fiscal 2008. As of September 30, 2014, we updated our evaluation of whether the valuation allowance against our deferred tax assets was still required. We considered positive evidence including evidence of recovery in the housing markets where we operate, the prospects of continued profitability and growth, a strong backlog and sufficient balance sheet liquidity to sustain and grow operations. Although the Company’s performance and current positioning is bringing it closer to a conclusion that a valuation allowance is no longer needed, further evidence of sustained profitability is needed to reverse our valuation allowance against our deferred tax assets. Therefore, based upon all available positive and negative evidence, we concluded a valuation allowance is still needed for substantially all of our gross deferred tax assets at September 30, 2014. Therefore, at September 30, 2014 and 2013, the Company's deferred tax asset valuation allowance was $445.2 million and $487.3 million, respectively. In future periods, we may reduce all or a portion of our valuation allowance, generating a non-cash tax benefit, if sufficient positive evidence is present indicating that more likely than not a portion or all of our deferred tax assets will be realized. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.

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

Due to the Section 382 limitation and the maximum carryforward period of our NOLs, we are unable to fully recognize certain deferred tax assets. Accordingly, during fiscal 2014 and 2013, we reduced our gross deferred tax assets and corresponding valuation allowance by $9.9 million and $15.2 million, respectively. As future economic conditions unfold, we will be able to confirm that certain deferred tax assets will not provide any future tax benefit. At such time, we will accordingly remove any deferred tax asset and corresponding valuation allowance.

Accordingly, a portion of our $491.5 million of total gross deferred tax assets related to accrued losses on our inventory may be unavailable due to the limitation imposed by Section 382. As of September 30, 2014, we estimate that between $7.9 million and $40.9 million may be unavailable due to our Section 382 limitation. As a result, upon the resumption of sustained profitability and reversal of our valuation allowance, between $407.1 million and $440.1 million of our net deferred tax assets may be available to us for the reduction of future cash taxes. The actual realization of our deferred tax assets is difficult to predict and will be dependent on future events.

If we were to experience future NOLs, we would expect to continue to add to our gross deferred tax assets that will not be limited by Section 382.

Considering the limitation imposed by Section 382, the table below depicts the classifications of our deferred tax assets:

September 30, 2014
(In thousands)
Deferred tax assets:
Subject to annual limitation	$102,207
Generally not subject to annual limitation	348,435
Certain components likely to be subject to annual limitation	40,905
Total deferred tax assets	491,547
Deferred tax liabilities	(43,496)
Net deferred tax assets before valuation allowance	448,051
Valuation allowance	(445,228)
Net deferred tax assets	$2,823

A reconciliation of the beginning and ending amount of unrecognized tax benefits at the beginning and end of fiscal 2014, 2013 and 2012 is as follows:

	Fiscal Year Ended September 30,
(In thousands)	2014	2013	2012
Balance at beginning of year	$17,464	$19,630	$46,648
Additions for (reductions in) tax positions related to current year	150	(1,620)	903
Additions for tax positions related to prior years	1,365	—	—
Reductions for tax positions of prior years	(14,201)	—	(27,181)
Lapse of statute of limitations	(162)	(546)	(740)
Balance at end of year	$4,616	$17,464	$19,630

Total reductions in gross unrecognized tax benefits of $14.3 million during fiscal year 2014 were due to lapses in statutes of limitation and closing of audits. Due to our valuation allowances, if the Company were to recognize the $4.6 million of gross unrecognized tax benefits remaining at September 30, 2014, substantially all would affect our effective tax rate. Additionally, we had $0.4 million and $2.6 million of accrued interest and penalties at September 30, 2014 and 2013, respectively. Our income tax benefit includes tax related interest.

In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. Our federal income tax returns for fiscal years 2007 through 2010 were agreed to with the IRS Appeals Office and approved by the Joint Committee on Taxation in the fourth quarter of fiscal year 2014. Our federal income tax returns for fiscal years 2011 and 2012 have been submitted to the Joint Committee on Taxation without change by the IRS. Certain state income tax returns for various fiscal years are under routine examination. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2007 and subsequent years. As of September 30, 2014, it is reasonably possible that up to approximately

$4.0 million of the total uncertain tax positions will reverse within the next twelve months, primarily due to the expiration of statutes of limitation in various jurisdictions.

As a result of our fiscal years 2007 through 2010 being agreed to and closed, we were able to carryback and utilize net operating losses and received a $26.8 million refund with an additional $1.7 million in accrued interest. We also received a $0.3 million telephone excise tax refund from fiscal year 2007 that was previously accepted but not released by the IRS pending the resolution of our examination.

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

In the fourth quarter of fiscal 2014, we recorded $4.9 million in charges related to water intrusion problems in homes in certain of our communities located in Florida and New Jersey with an average age in excess of 7 years. The issues in Florida related to water intrusion problems arising from stucco installation on specific home elevations in several communities. The water intrusion issues in New Jersey related to flashing and stone installation in one specific community. We consider these charges were unexpected in nature and are not expected to be recurring. We believe it is possible that we will recover a portion of our total estimated repair costs associated with the affected homes from various sources, including subcontractors involved with the original construction of the homes and their insurers. However, we have not yet been able to determine with any reasonable degree of certainty whether we will be able to successfully recover such amounts. As a result, we did not deem any recoveries from outside sources to be probable. Our investigation into the water intrusion-related issues, including the process of determining responsible parties and our efforts to obtain recoveries, are ongoing, and as a result, our estimates of warranty costs and probable recoveries may change as additional information is obtained.
As a result of our quarterly analyses, we adjust our estimated warranty liabilities if required. While we believe our warranty reserves are adequate as of September 30, 2014, historical data and trends may not accurately predict actual warranty costs or future developments could lead to a significant change in the reserve. Our warranty reserves are as follows (in thousands):

	Fiscal Year Ended September 30,
	2014	2013	2012
Balance at beginning of period	$11,663	$15,477	$17,916
Accruals for warranties issued	6,087	5,897	6,540
Changes in liability related to warranties existing in prior periods	9,836	(2,856)	(2,677)
Payments made	(11,502)	(6,855)	(6,302)
Balance at end of period	$16,084	$11,663	$15,477

Litigation
As disclosed in prior SEC filings, we operated Beazer Mortgage Corporation (BMC) from 1998 through February 2008 to offer mortgage financing to buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold these loans to investors. In general, underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. From time to time we have received claims from institutions which have acquired certain of these mortgages demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. We have been able to resolve these claims for amounts that are not material to our consolidated financial position or results of operation. We currently have an insignificant number of such claims outstanding for which we believe we have no liability. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors, although, at this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial position, cash flows or results of operations. As of September 30, 2014, no liability has been recorded for any such additional claims as such exposure is not both probable and reasonably estimable.
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
Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). Under these agreements, we are obligated to make payments equal to 4% of “adjusted EBITDA” as defined in the Agreements until the first to occur of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of September 30, 2014, we have paid a cumulative $22.7 million and an additional $2.1 million has been recorded as a liability.
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
We have accrued $13.4 million and $19.9 million in other liabilities related to litigation and other matters, excluding warranty, as of September 30, 2014 and 2013, respectively.
We had outstanding letters of credit and performance bonds of approximately $39.1 million and $221.1 million, respectively, at September 30, 2014 related principally to our obligations to local governments to construct roads and other improvements in various developments. We have no outstanding letters of credit relating to our land option contracts as of September 30, 2014.

(10) Fair Value Measurements
As of September 30, 2014, we had assets in our consolidated balance sheets that were required to be measured at fair value on a recurring and non-recurring basis. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.

Certain of our assets are required to be recorded at fair value on a recurring basis. The fair value of our available-for-sale marketable equity securities are based on readily available share prices. The fair value of our deferred compensation plan assets are based on market-corroborated inputs.

Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We review our long-lived assets, including inventory for recoverability when factors that indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair values of our investments in unconsolidated entities are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. During the fiscal year ended September 30, 2014, including discontinued operations, we recorded impairments for development projects in process of $5.4 million and land held for sale impairments of $0.2 million. During the fiscal year ended September 30, 2013, including discontinued operations, we recorded impairments for development projects in process of $59,000, land held for sale impairments of $2.1 million, and impairments of unconsolidated entity investments of $181,000.

See Notes 1, 3, 4 and 13 for additional information related to the fair value accounting for the assets listed below. Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter.
The following table presents our assets measured at fair value on a recurring and non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the fiscal year ended September 30, 2014 and 2013:

(In thousands)	Level 1	Level 2	Level 3	Total
Year Ended September 30, 2014
Available-for-sale marketable equity securities (a)	$24,765	$—	$—	$24,765
Deferred compensation plan assets (a)	—	517	—	517
Development projects in progress (b)	—	—	14,379	14,379
Land held for sale (b)	—	—	4,117	4,117
Year Ended September 30, 2013
Deferred compensation plan assets (a)	—	653	—	653
Development projects in progress (b)	—	—	—	—
Land held for sale (b)	—	—	4,072	4,072
(a) Measured at fair value on a recurring basis
(b) Measured at fair value on a non-recurring basis.
The fair value of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, cash secured loans and other secured notes payable approximate their carrying amounts due to the short maturity of these assets and liabilities.
As of September 30, 2014, our investment in marketable equity securities, consisting solely of the shares held in AMH, was in a cumulative unrealized loss position of $1.3 million which is in Accumulated Other Comprehensive Loss, a component of Stockholders' Equity.
Obligations related to land not owned under option agreements approximate fair value. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

	As of September 30, 2014		As of September 30, 2013
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,435,183	$1,462,899	$1,416,860	$1,469,904
Junior Subordinated Notes	55,736	55,736	53,670	53,670
	$1,490,919	$1,518,635	$1,470,530	$1,523,574

The estimated fair values shown above for our publicly held Senior Notes have been determined using quoted market rates (Level 2). Since there is no trading market for our Junior Subordinated Notes, the fair value of these notes is estimated by discounting scheduled cash flows through maturity (Level 3). The discount rate is estimated using market rates currently being offered on loans with similar terms and credit quality. Judgment is required in interpreting market data to develop these estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.

(11) Leases
We are obligated under various noncancelable operating leases for office facilities, model homes and equipment. Rental expense under these agreements, which is included in general and administrative expenses, amounted to approximately $5.4 million, $4.9 million and $5.9 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. This rental expense excludes expense related to our discontinued operations. As of September 30, 2014, future minimum lease payments under noncancelable operating lease agreements are as follows:

Fiscal Year Ended September 30,
(In thousands)
2015	$3,407
2016	3,002
2017	2,008
2018	1,045
2019	598
Thereafter	19
Total	$10,079

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

Common Stock Transactions. As of September 30, 2014, there were approximately 3.7 million TEUs outstanding (including $6.7 million of amortizing notes). The PSPs related to the TEUs are scheduled to be settled in Beazer Homes' common stock on July 15, 2015. If on that date, our common stock price is (1) at or below $14.50 per share, the PSPs will convert to 1.72414 shares per unit, (2) at or above $17.75 per share, the PSPs will convert to 1.40746 shares per unit or (3) between $14.50 and $17.75 per share, the PSPs will convert to a number of shares of our common stock equal to $25.00 divided by the applicable market value of our common stock. If the remaining TEU PSPs were converted at the settlement factor under their agreement based on our current stock price, we would be required to issue approximately 5.2 million shares of common stock to the instrument holders upon conversion.

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

Common Stock Repurchases.  During fiscal 2014, 2013 and 2012, we did not repurchase any shares in the open market. Any future stock repurchases as allowed by our debt covenants must be approved by the Company's Board of Directors or its Finance Committee.

During fiscal 2014, 2013 and 2012, 23,602, 6,147 and 9,156 shares, respectively, were surrendered to us by employees in payment of minimum tax obligations upon the vesting of restricted stock and restricted stock units under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $450,000 in fiscal 2014, $121,000 in fiscal 2013 and $126,000 in fiscal 2012.

Dividends.  The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on payment of dividends. At September 30, 2014, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid in fiscal 2014, 2013 and 2012.
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

(13) Retirement Plan and Incentive Awards

401(k) Retirement Plan.  We sponsor a 401(k) plan (the Plan). Substantially all employees are eligible for participation in the Plan after completing one calendar month of service with us. Participants may defer and contribute to the Plan from 1% to 80% of their salary with certain limitations on highly compensated individuals. We match 50% of the first 6% of the participant's contributions. The participant's contributions vest 100% immediately, while our contributions vest over five years. Our total contributions for the fiscal years ended September 30, 2014, 2013 and 2012 were approximately $2.0 million, $1.1 million and $1.3 million, respectively. During fiscal 2014, 2013 and 2012, participants forfeited $0.4 million, $0.5 million and $0.3 million, respectively, of unvested matching contributions.

Deferred Compensation Plan.  During fiscal 2002, we adopted the Beazer Homes USA, Inc. Deferred Compensation Plan (the DCP Plan). The DCP Plan is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP Plan allows the executives to defer current compensation on a pre-tax basis to a future year, up until termination of employment. The objectives of the DCP Plan are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding, and retaining executives. Participation in the DCP Plan is voluntary. Beazer Homes may voluntarily make a contribution to the participants' DCP accounts. Deferred compensation assets of $0.5 million and $0.7 million and deferred compensation liabilities of $2.5 million and $2.3 million as of September 30, 2014, and 2013, respectively, are included in other assets and other liabilities on the accompanying Consolidated Balance Sheets and are recorded at fair value. For the years ended September 30, 2014, 2013 and 2012, Beazer Homes contributed approximately $212,000, $215,000 and $205,000, respectively, to the DCP Plan.

Equity Incentive Plans.  During fiscal 2014, we adopted, and our stockholders approved, the 2014 Beazer Homes USA, Inc. Long-Term Incentive Plan (the 2014 Plan). At September 30, 2014, we had reserved approximately 2.3 million shares of common stock for issuance under our various equity incentive plans, of which approximately 1.6 million shares are available for future grants.

Stock Option and SSAR Awards.  We have issued various stock option and SSAR awards to officers and key employees under both the 2010 Plan and the 1999 Plan. Stock options have an exercise price equal to the fair market value of the common stock on the grant date, vest three years after the date of grant and may be exercised thereafter until their expiration, subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of stock options. Stock options generally expire on the seventh or eighth anniversary from the date such options were granted. SSARs generally vest three years after the date of grant, have an exercise price equal to the fair market value of the common stock on the date of grant and are subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of SSARs. For the fiscal years ended September 30, 2014, 2013 and 2012, non-cash stock-based compensation expense for stock options and SSARs, included in G&A expenses, was $0.8 million, $0.9 million and $1.5 million, respectively.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. We used the following weighted-average assumptions for options granted::

	2014	2013	2012
Expected life of options	5.1 years	5.0 years	5.0 years
Expected volatility	45.99%	46.15%	44.77%
Expected discrete dividends	—	—	—
Weighted average risk-free interest rate	1.42%	0.63%	0.90%
Weighted average fair value	$7.97	$5.48	$4.30

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
The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. At September 30, 2014, our SSARs/stock options outstanding had an intrinsic value of $1.2 million. The intrinsic value of SSARs/stock options vested and expected to vest in the future was $1.2 million. The SSARs/stock options vested and expected to vest in the future had a weighted average expected life of 2.6 years. The aggregate intrinsic value of exercisable SSARs/stock options as of September 30, 2014 was approximately $0.6 million.

The following table summarizes stock options and SSARs outstanding as of September 30 and activity during the fiscal years ended September 30:

	2014		2013		2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	560,784	$33.01	429,973	$48.80	375,248	$48.85
Granted	161,010	19.11	160,651	13.56	109,507	10.80
Exercised	(2,788)	14.29	(681)	10.80	—	—
Expired	(55,811)	170.32	(22,914)	47.65	(10,948)	82.51
Forfeited	(12,972)	19.85	(6,245)	17.93	(43,834)	24.13
Outstanding at end of period	650,223	$18.12	560,784	$33.01	429,973	$48.80
Exercisable at end of period	355,703	$19.74	310,120	$48.73	247,588	$58.61
Vested or expected to vest in the future	649,773	$18.12	558,519	$33.09	428,597	$40.88

The following table summarizes information about stock options and SSARs outstanding and exercisable at September 30, 2014:

	Stock Options/SSARs Outstanding			Stock Options/SSARs Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price

$1 - $15	255,747	5.71	$12.28	120,644	5.54	$11.85
$16 - $20	250,826	5.23	19.30	92,224	1.99	19.61
$21-$75	143,660	2.85	26.48	142,835	2.83	26.44
$1-$75	650,233	2.88	$18.12	355,703	3.02	$19.74

Nonvested Stock Awards: During the fiscal year ended September 30, 2014, we issued 28,690 shares of performance-based restricted stock (Performance Shares) to our executive officers and certain corporate employees. Each Performance Share represents a contingent right to receive one share of the Company’s common stock if vesting is satisfied at the end of the three-year performance period. The number of shares that will vest at the end of the three-year performance period will depend upon the level to which the following two performance criteria are achieved 1) Beazer’s total shareholder return (TSR) relative to a group of peer companies and 2) the compound annual growth rate (CAGR) during the three-year performance period of Beazer common stock. The target number of Performance Shares that vest may be increased by up to 50% based on the level of achievement of the above criteria as defined in the award agreement. Payment for Performance Shares in excess of the target number (28,690) will be settled in cash. Any portion of the Performance Shares that do not vest at the end of the period will be forfeited. The grants of the performance-based, nonvested stock were valued using the Monte Carlo valuation method and had an estimated fair value of $15.90 per share, a portion of which is attributable to the potential cash-settled liability aspect of the grant which is included in Other Liabilities.
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
Activity relating to nonvested stock awards, including the Performance Shares for the fiscal years ended September 30, 2014, 2013 and 2012 is as follows:

	Year Ended September 30, 2014		Year Ended September 30, 2013		Year Ended September 30, 2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	280,416	$12.32	323,335	$19.61	288,079	$33.85
Granted	595,567	18.68	99,413	10.95	179,913	7.19
Vested	(113,320)	22.55	(126,124)	27.59	(88,497)	34.20
Forfeited	(16,096)	15.93	(16,208)	30.57	(56,160)	29.97
End of period	746,567	$15.76	280,416	$12.32	323,335	$19.61

Compensation cost arising from nonvested stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of September 30, 2014 and September 30, 2013, there was $10.0 million and $1.0 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at September 30, 2014 is expected to be recognized over a weighted average period of 3.6 years.

Compensation expense for the nonvested restricted stock awards totaled $1.8 million, $2.0 million and $2.6 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

(14) Segment Information
We have three homebuilding segments operating in 16 states. Beginning in the second quarter of fiscal 2011, through May 2, 2012, we operated our Pre-Owned business in Arizona and Nevada. The results below include operating results of our Pre-Owned segment through May 2, 2012. Effective May 3, 2012, we contributed our Pre-Owned business for an investment in an unconsolidated entity (see Note 3 for additional information). Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Revenues from our Pre-Owned segment were derived from the rental of previously owned homes purchased and improved by the Company. Our reportable segments have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. The reportable homebuilding segments and all other homebuilding operations, not required to be reported separately, include operations conducting business in the following states:
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

	Fiscal Year Ended September 30,
(In thousands)	2014	2013	2012
Revenue
West	$556,741	$547,636	$391,648
East	552,082	483,685	402,466
Southeast	354,944	256,256	210,449
Pre-Owned	—	—	1,114
Continuing Operations	$1,463,767	$1,287,577	$1,005,677

	Fiscal Year Ended September 30,
(In thousands)	2014	2013	2012
Operating income (loss)
West	$65,442	$59,084	$15,147
East	48,127	40,670	9,152
Southeast	31,854	23,030	14,815
Pre-Owned	—	—	(229)
Segment total	145,423	122,784	38,885
Corporate and unallocated (a)	(89,734)	(95,523)	(100,943)
Total operating income (loss)	$55,689	$27,261	$(62,058)

	Fiscal Year Ended September 30,
(In thousands)	2014	2013	2012
Depreciation and amortization
West	$5,722	$5,305	$4,980
East	3,447	3,479	3,536
Southeast	2,075	1,683	1,710
Pre-Owned	—	—	330
Segment total	11,244	10,467	10,556
Corporate and unallocated (a)	2,035	2,317	2,954
Continuing Operations	$13,279	$12,784	$13,510

	Fiscal Year Ended September 30,
(In thousands)	2014	2013	2012
Capital Expenditures
West	$6,660	$4,835	$3,031
East	3,050	1,915	3,532
Southeast	2,979	1,311	1,814
Pre-Owned (b)	—	—	7,933
Corporate and unallocated	1,864	2,700	1,053
Consolidated total	$14,553	$10,761	$17,363

(In thousands)	September 30, 2014	September 30, 2013
Assets
West	$756,575	$680,346
East	433,032	369,937
Southeast	299,215	228,814
Corporate and unallocated (c)	577,398	707,692
Consolidated total	$2,066,220	$1,986,789

(a)
Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, the costs of which are not allocated to the operating segments reported above including information technology, treasury, corporate finance, legal, branding and other national marketing costs. For the fiscal year ended September 30, 2012, corporate and unallocated also includes an $11 million recovery related to old water intrusion warranty and related legal expenditures.

(b)	Capital expenditures represent the purchase of previously owned homes through May 2, 2012.

(c)	Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other items that are not allocated to the segments.
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

Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
September 30, 2014
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$301,980	$22,034	$1,614	$(1,474)	$324,154
Restricted cash	61,945	996	—	—	62,941
Accounts receivable (net of allowance of $1,245)	—	34,428	1	—	34,429
Income tax receivable	46	—	—	—	46
Owned inventory	—	1,557,496	—	—	1,557,496
Consolidated inventory not owned	—	3,857	—	—	3,857
Investments in marketable securities and unconsolidated entities	773	37,568	—	—	38,341
Deferred tax assets, net	2,823	—	—	—	2,823
Property, plant and equipment, net	—	18,673	—	—	18,673
Investments in subsidiaries	253,540	—	—	(253,540)	—
Intercompany	1,195,349	—	2,405	(1,197,754)	—
Other assets	17,226	6,144	90	—	23,460
Total assets	$1,833,682	$1,681,196	$4,110	$(1,452,768)	$2,066,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$106,237	$—	$—	$106,237
Other liabilities	38,871	102,833	812	—	142,516
Intercompany	2,405	1,196,823	—	$(1,199,228)	—
Obligations related to land not owned under option agreements	—	2,916	—	—	2,916
Total debt (net of discounts of $4,399)	1,513,288	22,145	—	—	1,535,433
Total liabilities	1,554,564	1,430,954	812	$(1,199,228)	1,787,102
Stockholders’ equity	279,118	250,242	3,298	(253,540)	279,118
Total liabilities and stockholders’ equity	$1,833,682	$1,681,196	$4,110	$(1,452,768)	$2,066,220

Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
September 30, 2013
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$499,341	$6,324	$1,637	$(2,843)	$504,459
Restricted cash	47,873	1,105	—	—	48,978
Accounts receivable (net of allowance of $1,651)	—	22,339	3	—	22,342
Income tax receivable	2,813	—	—	—	2,813
Owned inventory	—	1,304,694	—	—	1,304,694
Consolidated inventory not owned	—	9,124	—	—	9,124
Investments in marketable securities and unconsolidated entities	773	44,224	—	—	44,997
Deferred tax assets, net	5,253	—	—	—	5,253
Property, plant and equipment, net	—	17,000	—	—	17,000
Investments in subsidiaries	123,600	—	—	(123,600)	—
Intercompany	1,088,949	—	2,747	(1,091,696)	—
Other assets	19,602	7,147	380	—	27,129
Total assets	$1,788,204	$1,411,957	$4,767	$(1,218,139)	$1,986,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$83,800	$—	$—	$83,800
Other liabilities	52,009	92,384	1,230	—	145,623
Intercompany	2,747	1,091,792	—	(1,094,539)	—
Obligations related to land not owned under option agreements	—	4,633	—	—	4,633
Total debt (net of discounts of $5,160)	1,492,898	19,285	—	—	1,512,183
Total liabilities	1,547,654	1,291,894	1,230	(1,094,539)	1,746,239
Stockholders’ equity	240,550	120,063	3,537	(123,600)	240,550
Total liabilities and stockholders’ equity	$1,788,204	$1,411,957	$4,767	$(1,218,139)	$1,986,789

Beazer Homes USA, Inc.
Consolidating Statement of Operations Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2014
Total revenue	$—	$1,463,767	$379	$(379)	$1,463,767
Home construction and land sales expenses	39,255	1,153,125	—	(379)	1,192,001
Inventory impairments and option contract abandonments	245	8,062	—	—	8,307
Gross (loss) profit	(39,500)	302,580	379	—	263,459
Commissions	—	58,028	—	—	58,028
General and administrative expenses	—	136,349	114	—	136,463
Depreciation and amortization	—	13,279	—	—	13,279
Operating (loss) income	(39,500)	94,924	265	—	55,689
Equity in income of unconsolidated entities	—	6,545	—	—	6,545
Loss on extinguishment of debt	(19,917)	—	—	—	(19,917)
Other (expense) income, net	(50,786)	1,600	(5)	—	(49,191)
(Loss) income before income taxes	(110,203)	103,069	260	—	(6,874)
(Benefit from) provision for income taxes	(14,247)	(27,642)	92	—	(41,797)
Equity in income of subsidiaries	130,879	—	—	(130,879)	—
Income (loss) from continuing operations	34,923	130,711	168	(130,879)	34,923
Loss from discontinued operations	—	(532)	(8)	—	(540)
Equity in loss of subsidiaries	(540)	—	—	540	—
Net income (loss)	$34,383	$130,179	$160	$(130,339)	$34,383
Unrealized loss related to available-for-sale securities	$(1,276)	$—	$—	$—	$(1,276)
Comprehensive income (loss)	$33,107	$130,179	$160	$(130,339)	$33,107
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2013
Total revenue	$—	$1,287,577	$736	$(736)	$1,287,577
Home construction and land sales expenses	41,246	1,030,304	—	(736)	1,070,814
Inventory impairments and option contract abandonments	—	2,633	—	—	2,633
Gross (loss) profit	(41,246)	254,640	736	—	214,130
Commissions	—	52,922	—	—	52,922
General and administrative expenses	—	121,035	128	—	121,163
Depreciation and amortization	—	12,784	—	—	12,784
Operating (loss) income	(41,246)	67,899	608	—	27,261
Equity in loss of unconsolidated entities	—	(113)	—	—	(113)
Loss on extinguishment of debt	(4,636)	—	—	—	(4,636)
Other (expense) income, net	(59,458)	1,278	15	—	(58,165)
(Loss) income before income taxes	(105,340)	69,064	623	—	(35,653)
(Benefit from) provision for income taxes	(10,765)	7,058	218	—	(3,489)
Equity in income of subsidiaries	62,411	—	—	(62,411)	—
(Loss) income from continuing operations	(32,164)	62,006	405	(62,411)	(32,164)
(Loss) income from discontinued operations	—	(1,736)	32	—	(1,704)
Equity in loss of subsidiaries	(1,704)	—	—	1,704	—
Net (loss) income	$(33,868)	$60,270	$437	$(60,707)	$(33,868)
Comprehensive (loss) income	$(33,868)	$60,270	$437	$(60,707)	$(33,868)

Beazer Homes USA, Inc.
 Consolidating Statement of Operations Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2012
Total revenue	$—	$1,005,677	$941	$(941)	$1,005,677
Home construction and land sales expenses	60,952	828,368	—	(941)	888,379
Inventory impairments and option contract abandonments	275	11,935	—	—	12,210
Gross (loss) profit	(61,227)	165,374	941	—	105,088
Commissions	—	43,585	—	—	43,585
General and administrative expenses	—	109,937	114	—	110,051
Depreciation and amortization	—	13,510	—	—	13,510
Operating (loss) income	(61,227)	(1,658)	827	—	(62,058)
Equity in income of unconsolidated entities	—	304	—	—	304
Loss on extinguishment of debt	(45,097)	—	—	—	(45,097)
Other (expense) income, net	(71,474)	2,328	27	—	(69,119)
(Loss) income before income taxes	(177,798)	974	854	—	(175,970)
(Benefit from) provision for income taxes	(68,026)	27,380	299	—	(40,347)
Equity in loss of subsidiaries	(25,851)	—	—	25,851	—
(Loss) income from continuing operations	(135,623)	(26,406)	555	25,851	(135,623)
Loss from discontinued operations	—	(9,695)	(8)	—	(9,703)
Equity in loss of subsidiaries	(9,703)	—	—	9,703	—
Net (loss) income	$(145,326)	$(36,101)	$547	$35,554	$(145,326)
Comprehensive (loss) income	$(145,326)	$(36,101)	$547	$35,554	$(145,326)

Beazer Homes USA, Inc.
Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2014
Net cash (used in) provided by operating activities	$(119,074)	$(41,429)	$34	$—	$(160,469)
Cash flows from investing activities:
Capital expenditures	—	(14,553)	—	—	(14,553)
Investments in unconsolidated entities	—	(5,218)	—	—	(5,218)
Return of capital from unconsolidated entities	—	1,703	—	—	1,703
Increases in restricted cash	(14,111)	(1,497)	—	—	(15,608)
Decreases in restricted cash	39	1,606	—	—	1,645
Advances to/from subsidiaries	(78,951)	—	—	78,951	—
Net cash used in investing activities	(93,023)	(17,959)	—	78,951	(32,031)
Cash flows from financing activities:
Repayment of debt	(305,061)	(2,541)	—	—	(307,602)
Proceeds from issuance of new debt	325,000	—	—	—	325,000
Debt issuance costs	(5,490)	—	—	—	(5,490)
Payments for other financing activities	287	—	—	—	287
Advances to/from parent	—	77,639	(57)	(77,582)	—
Net cash (used in) provided by financing activities	14,736	75,098	(57)	(77,582)	12,195
Decrease (increase) in cash and cash equivalents	(197,361)	15,710	(23)	1,369	(180,305)
Cash and cash equivalents at beginning of period	499,341	6,324	1,637	(2,843)	504,459
Cash and cash equivalents at end of period	$301,980	$22,034	$1,614	$(1,474)	$324,154

Beazer Homes USA, Inc.
Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2013
Net cash (used in) provided by operating activities	$(89,306)	$(86,300)	$964	$—	$(174,642)
Cash flows from investing activities:
Capital expenditures	—	(10,761)	—	—	(10,761)
Investments in unconsolidated entities	—	(3,879)	—	—	(3,879)
Return of capital from unconsolidated entities	—	510	—	—	510
Increases in restricted cash	(3,460)	(1,330)	—	—	(4,790)
Decreases in restricted cash	208,487	585	—	—	209,072
Net cash provided by (used in) investing activities	205,027	(14,875)	—	—	190,152
Cash flows from financing activities:
Repayment of debt	(184,250)	(473)	—	—	(184,723)
Proceeds from issuance of new debt	397,082	—	—	—	397,082
Repayment of cash secured loans	(205,000)	—	—	—	(205,000)
Debt issuance costs	(5,548)	—	—	—	(5,548)
Settlement of unconsolidated entity debt obligations	—	(500)	—	—	(500)
Payments for other financing activities	(157)	—	—	—	(157)
Advances to/from subsidiaries	(99,901)	100,257	27	(383)	—
Net cash (used in) provided by financing activities	(97,774)	99,284	27	(383)	1,154
Increase (decrease) in cash and cash equivalents	17,947	(1,891)	991	(383)	16,664
Cash and cash equivalents at beginning of period	481,394	8,215	646	(2,460)	487,795
Cash and cash equivalents at end of period	$499,341	$6,324	$1,637	$(2,843)	$504,459

Fiscal Year Ended September 30, 2012
Net cash (used in) provided by operating activities	$(110,429)	$88,806	$778	$—	$(20,845)
Cash flows from investing activities:
Capital expenditures	—	(17,363)	—	—	(17,363)
Investments in unconsolidated entities	—	(2,407)	—	—	(2,407)
Return of capital from unconsolidated entities	—	610	—	—	610
Increases in restricted cash	(2,100)	(1,160)	—	—	(3,260)
Decreases in restricted cash	25,919	1,139	—	—	27,058
Net cash provided by (used in) investing activities	23,819	(19,181)	—	—	4,638
Cash flows from financing activities:
Repayment of debt	(289,063)	(1,324)	—	—	(290,387)
Proceeds from issuance of new debt	300,000	—	—	—	300,000
Repayment of cash secured loans	(20,000)	—	—	—	(20,000)
Debt issuance costs	(10,845)	—	—	—	(10,845)
Proceeds from issuance of common stock	60,340	—	—	—	60,340
Proceeds from issuance of TEU prepaid stock purchase contracts, net	88,361	—	—	—	88,361
Proceeds from issuance of TEU amortizing notes	23,500	—	—	—	23,500
Settlement of unconsolidated entity debt obligations	(15,862)	—	—	—	(15,862)
Payments for other financing activities	(1,508)	—	—	—	(1,508)
Dividends paid	2,300	—	(2,300)	—	—
Advances to/from subsidiaries	70,058	(70,574)	1,750	(1,234)	—
Net cash provided by (used in) financing activities	207,281	(71,898)	(550)	(1,234)	133,599
Increase (decrease) in cash and cash equivalents	120,671	(2,273)	228	(1,234)	117,392
Cash and cash equivalents at beginning of period	360,723	10,488	418	(1,226)	370,403
Cash and cash equivalents at end of period	$481,394	$8,215	$646	$(2,460)	$487,795

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
We have separately classified the results of operations of our discontinued operations in the accompanying consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of September 30, 2014 or September 30, 2013. Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of operations. The results of our discontinued operations in the consolidated statements of operations for the fiscal years ended September 30, 2014, 2013 and 2012 were as follows:

	Fiscal Year Ended September 30,
(In thousands)	2014	2013	2012
Total revenue	$3,864	$288	$6,029
Home construction and land sales expenses	4,768	(319)	6,057
Inventory impairments and lot option abandonments	—	17	579
Gross (loss) profit	(904)	590	(607)
Commissions	—	—	217
General and administrative expenses (a)	(351)	2,566	9,206
Depreciation and amortization	—	—	35
Operating loss	(553)	(1,976)	(10,065)
Other income (loss), net	8	77	(38)
Loss from discontinued operations before income taxes	(545)	(1,899)	(10,103)
Benefit from income taxes	(5)	(195)	(400)
Loss from discontinued operations, net of tax	$(540)	$(1,704)	$(9,703)

(a)
General and administrative expenses for the fiscal year ended September 30, 2012 primarily includes expense for the wind-down of our NW Florida operations, legal fees and potential liability related to outstanding litigation and other matters in Denver, Colorado and legal fees and other expenses related to BMC's settlement agreements related to our prior mortgage operations.

(17) Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information:

(In thousands, except per share data)	Quarter Ended
Fiscal 2014	December 31	March 31	June 30	September 30
Total revenue	$293,170	$270,021	$354,671	$545,905
Gross profit (a)	54,670	52,172	68,804	87,813
Operating income	11,532	5,617	15,088	23,452
Net (loss) income from continuing operations (b)	(3,948)	(8,224)	(13,193)	60,288
Basic EPS from continuing operations	$(0.16)	$(0.32)	$(0.50)	$2.28
Diluted EPS from continuing operations	$(0.16)	$(0.32)	$(0.50)	$1.90

Fiscal 2013
Total revenue	$246,902	$287,902	$314,439	$438,334
Gross profit (a)	36,084	43,885	54,115	80,046
Operating loss (income)	(3,601)	311	8,472	22,079
Net (loss) income from continuing operations (b)	(18,939)	(19,111)	(5,442)	11,328
Basic EPS from continuing operations	$(0.78)	$(0.78)	$(0.22)	$0.46
Diluted EPS from continuing operations	$(0.78)	$(0.78)	$(0.22)	$0.36

(a)	Gross profit in fiscal 2014 and 2013 includes inventory impairment and option contract abandonments as follows:

(In thousands)	Fiscal 2014	Fiscal 2013
1st Quarter	$31	$204
2nd Quarter	880	2,025
3rd Quarter	2,010	—
4th Quarter	5,386	404
	$8,307	$2,633

(b)	Net (loss) income from continuing operations in fiscal 2014 and 2013 includes loss on extinguishment of debt (as follows).

(In thousands)	Fiscal 2014	Fiscal 2013
1st Quarter	$—	$—
2nd Quarter	(153)	(3,638)
3rd Quarter	(19,764)	—
4th Quarter	—	(998)
	$(19,917)	$(4,636)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beazer Homes USA, Inc. and subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Beazer Homes USA, Inc. and subsidiaries as of September 30, 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year ended September 30, 2014 and our report dated November 12, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 12, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014, at a reasonable assurance level.

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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2014, utilizing the criteria described in the “Internal Control - Integrated Framework” issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of September 30, 2014. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of September 30, 2014. The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II - Item 8 - Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On November 10, 2014, the Company executed a First Amendment to the Second Amended and Restated Credit Agreement (the “Amendment”), dated as of September 24, 2012 by and among the Company and certain subsidiaries, the lenders and Credit Suisse AG, Cayman Islands Branch, as agent. The Amendment extends the term of $130 million of the original $150 million of commitments under the Company’s Secured Revolving Credit Facility from September 24, 2015 to September 24, 2016. The remaining $20 million of commitments under the Secured Revolving Credit Facility will expire on September 24, 2015. The Amendment also modifies certain provisions of the debt incurrence covenant set forth in the Secured Revolving Credit Facility, including certain definitions related thereto. The foregoing description of the Amendment is a general description and is qualified in its entirety by reference to the Amendment attached to this Form 10-K as Exhibit 10.33 and incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference to our proxy statement for our 2015 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2015.

Executive Officer Business Experience

ALLAN P. MERRILL.  Mr. Merrill, 48, joined us in May 2007 as Executive Vice President and Chief Financial Officer and currently serves as our President and Chief Executive Officer. Mr. Merrill was previously with Move, Inc. where he served as Executive Vice President of Corporate Development and Strategy beginning in October 2001. From April 2000 to October 2001, Mr. Merrill was president of Homebuilder.com, a division of Move, Inc. Mr. Merrill joined Move, Inc. following a 13-year tenure with the investment banking firm UBS (and its predecessor Dillon, Read & Co.), where he was a managing director and served most recently as co-head of the Global Resources Group, overseeing the construction and building materials, chemicals, forest products, mining and energy industry groups. Mr. Merrill is a member of the Policy Advisory Board of the Joint Center for Housing Studies at Harvard University and the Homebuilding Community Foundation. He is also a member of the Executive Committee of Leading Builders of America, which represents the largest homebuilders in the United States on a variety of public policy matters. He is a graduate of the University of Pennsylvania, Wharton School with a Bachelor of Science in Economics.

KENNETH F. KHOURY.  Mr. Khoury, 63, joined us in January 2009 as Executive Vice President and General Counsel and currently serves as our Executive Vice President, General Counsel, and Chief Administration Officer. Mr. Khoury was previously Executive Vice President and General Counsel of Delta Air Lines from September 2006 to November 2008. Practicing law for over 30 years, Mr. Khoury's career has included both private practice and extensive in-house counsel experience. Prior to Delta Air Lines, Mr. Khoury was Senior Vice President and General Counsel of Weyerhaeuser Corporation and spent 15 years with Georgia-Pacific Corporation, where he served as Vice President and Deputy General Counsel. He also spent five years at law firm White & Case in New York. He received a Bachelor of Arts degree from Rutgers College and a Juris Doctor from Fordham University School of Law.

ROBERT L. SALOMON.  Mr. Salomon, 54, joined us in February 2008 as Senior Vice President and Chief Accounting Officer and Controller and currently serves as our Executive Vice President, Chief Financial Officer and Chief Accounting Officer. Mr. Salomon was previously with the homebuilding company Ashton Woods Homes where he served as Chief Financial Officer and Treasurer since 1998. Previously, he served with homebuilder MDC Holdings, Inc. in financial management roles of increasing responsibility over a 6 year period. A Certified Public Accountant, Mr. Salomon has 30 years of financial management experience, 22 of which have been in the homebuilding industry. Mr. Salomon is a member of the American Institute of Certified Public Accountants and a graduate of the University of Iowa with a Bachelor of Business Administration.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our proxy statement for our 2015 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2015 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our proxy statement for our 2015 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2015.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our proxy statement for our 2015 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2015.

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K.

(a)    1.     Financial Statements

2. Financial Statement Schedules

None required.

3.     Exhibits

All exhibits were filed under File No. 001-12822, except as otherwise indicated below.

Exhibit Number		Exhibit Description

3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended September 30, 2008)
3.2	—
Certificate of Amendment, dated April 13, 2010, to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended March 31, 2010)

3.3	—
Certificate of Amendment, dated February 3, 2011, to the Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on February 8, 2011)

3.4	—
Certificate of Amendment, dated October 11, 2012, to the Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on October 12, 2012)

3.5	—
Certificate of Amendment, dated February 2, 2013, to the Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on February 5, 2013)

3.6	—
Certificate of Amendment, dated November 6, 2013, to the Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on November 7, 2013)

3.7	—	Fourth Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 of the Company's Form 10-K for the year ended September 30, 2010)
4.1	—	Specimen Physical Common Stock Certificate of Beazer Homes USA, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on October 12, 2012)
4.2	—
Eighth Supplemental Indenture, dated June 6, 2006, to the Indenture dated April 17, 2002, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 8, 2006)

4.3	—	Form of Senior Note due 2016 (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on June 8, 2006)
4.4	—
Form of Junior Subordinated Indenture, dated June 15, 2006, between the Company and JPMorgan Chase Bank, National Association (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 21, 2006)

4.5	—
Form of Amended and Restated Trust Agreement, dated June 15, 2006, among the Company, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and certain individuals named therein as Administrative Trustees (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on June 21, 2006)

4.6	—
Ninth Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture dated April 17, 2002, by and among Beazer Homes USA, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K filed on October 30, 2007)

4.7	—
Junior Subordinated Indenture between Beazer Homes USA, Inc. and Wilmington Trust Company, as trustee, dated as of January 15, 2010 - incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated January 21, 2010

4.8	—
Thirteenth Supplemental Indenture, dated May 20, 2010, to the Indenture dated April 17, 2002, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on May 20, 2010)

4.9	—	Form of 9.125% Senior Note due 2018 (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on May 20, 2010)

4.10	—
Fourteenth Supplemental Indenture, dated November 12, 2010, to the Indenture dated April 17, 2002, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (includes the form of 9.125% Senior Note due 2019) (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on November 18, 2010)

4.11	—
Fifteenth Supplemental Indenture, dated July 22, 2011, to the Indenture dated April 17, 2002, between the Company and U.S. Bank National Association, as trustee, amending and supplementing the Thirteenth Supplemental Indenture, dated May 20, 2010, and the Fourteenth Supplemental Indenture, dated November 12, 2010 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2011)

4.12	—
Purchase Contract Agreement, dated July 16, 2012, between Beazer Homes USA, Inc. and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on July 16, 2012)

4.13	—
Sixteenth Supplemental Indenture, dated July 16, 2012, to the Indenture dated April 17, 2002, between Beazer Homes USA, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.4 of the Company's Form 8-K filed on July 16, 2012)

4.14	—
Indenture for 6.625% Senior Secured Notes due 2018, dated July 18, 2012, by and among the Company, the subsidiary guarantors party thereto, U.S. Bank National Association, as trustee, and Wilmington Trust, National Association, as Collateral Agent (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on July 19, 2012)

4.15	—
Indenture for 7.250% Senior Secured Notes due 2023, dated February 1, 2013, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on February 5, 2013)

4.16	—	Form of 7.250% Senior Secured Note due 2023 (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on February 5, 2013)
4.17	—
Indenture for 7.500% Senior Notes due 2021, dated September 30, 2013, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on October 1, 2013)

4.18	—	Form of 7.500% Senior Note due 2021 (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on October 1, 2013)
4.19	—
Registration Rights Agreement for 7.500% Senior Notes due 2021, dated September 30, 2013, by and among the Company, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC (incorporated herein by reference to Exhibit 4.3 of the Company's Form 8-K filed on October 1, 2013)

4.20	—
Section 382 Rights Agreement, dated as of November 6, 2013, and effective as of November 12, 2013, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on November 7, 2013)

4.21	—
Seventeenth Supplemental Indenture, dated April 2, 2014, between Beazer-Inspirada LLC and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2(i) to the Company’s Form S-4 filed on June 10, 2014 (File No. 333-196637))

4.22	—
Supplemental Indenture, dated April 2, 2014, between Beazer-Inspirada LLC and U.S. Bank National Association, as trustee, related to the Company’s 6.625% Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit 4.5(c) to the Company’s Form S-4 filed on June 10, 2014 (File No. 333-196637))

4.23	—
Supplemental Indenture, dated April 2, 2014, between Beazer-Inspirada LLC and U.S. Bank National Association, as trustee, related to the Company’s 7.250% Senior Notes due 2023 (incorporated herein by reference to Exhibit 4.6(c) to the Company’s Form S-4 filed on June 10, 2014 (File No. 333-196637))

4.24	—
Supplemental Indenture, dated April 2, 2014, between Beazer-Inspirada LLC and U.S. Bank National Association, as trustee, related to the Company’s 7.500% Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.7(c) to the Company’s Form S-4 filed on June 10, 2014 (File No. 333-196637))

4.25	—
Indenture for 5.750% Senior Notes due 2019, dated April 8, 2014, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on April 9, 2014)

4.26	—	Form of 5.750% Senior Note due 2019 (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on April 9, 2014)
4.27	—
Registration Rights Agreement for 5.750% Senior Notes due 2019, dated April 8, 2014, by and among the Company, the subsidiary guarantors party thereto and Citigroup Global Markets Inc., as representative of the initial purchasers named therein (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K filed on April 9, 2014)

10.1*	—	Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K for the year ended September 30, 2003)
10.2*	—	Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2008)
10.3*	—	Second Amended and Restated Corporate Management Stock Purchase Program (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-K for the year ended September 30, 2007)
10.4*	—	Director Stock Purchase Program (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the year ended September 30, 2004)
10.5*	—	Form of Stock Option and Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-K for the year ended September 30, 2004)
10.6*	—	Form of Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended September 30, 2004)
10.7*	—
Form of Amended and Restated 1999 Stock Incentive Plan Award Agreement for Performance Share Awards, dated as of February 2, 2006 (incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-Q for the quarter ended March 31, 2006)

10.8*	—
Form of Amended and Restated 1999 Stock Incentive Plan Award Agreement for Option and Restricted Stock Awards, dated as of February 2, 2006 (incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-Q for the quarter ended March 31, 2006)

10.9*	—	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 1, 2008)
10.10*	—
2008 Beazer Homes USA, Inc. Deferred Compensation Plan, adopted effective January 1, 2008 (incorporated herein by reference to Exhibit 10.27 of the Company's Form 10-K for the fiscal year ended September 30, 2007)

10.11*	—	Discretionary Employee Bonus Plan (incorporated herein by reference to Exhibit 10.28 of the Company's Form 10-K for the fiscal year ended September 30, 2007)
10.12*	—	2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2010)
10.13*	—
Form of 2010 Equity Incentive Plan Employee Award Agreement for Option and Restricted Stock Awards (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2010)

10.14*	—
Form of 2010 Equity Incentive Plan Award Agreement for Option and Restricted Stock Awards (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2010)

10.15*	—
Form of 2010 Equity Incentive Plan Award Agreement for Option and Restricted Stock Awards (Named Executive Officers) dated as of November 16, 2011 (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed on November 22, 2011)

10.16*	—
Form of 2010 Equity Incentive Plan Performance Cash Award Agreement (Named Executive Officers) (incorporated herein by reference to Exhibit 10.1 of the Company's 10-Q for the quarter ended December 31, 2012)

10.17*	—	2014 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 10, 2014)
10.18*	—	Award Agreement for Restricted Stock, effective as of September 18, 2014, by and between Allan P. Merrill and the Company
10.19*	—	Award Agreement for Restricted Stock, effective as of September 18, 2014, by and between Robert L. Salomon and the Company
10.20*	—	Award Agreement for Restricted Stock, effective as of September 18, 2014, by and between Kenneth F. Khoury and the Company
10.21*	—	Form of 2014 Long-Term Incentive Plan Award Agreement for Restricted Stock Awards (Named Executive Officers)
10.22*	—	Form of 2014 Long-Term Incentive Plan Award Agreement for TSR Performance Share Awards (Named Executive Officers)
10.23*	—	Form of 2014 Long-Term Incentive Plan Award Agreement for Pre-Tax Income Performance Share Awards (Named Executive Officers)
10.24*	—	Form of 2014 Long-Term Incentive Plan Award Agreement for Restricted Stock Awards (Non-Employee Directors)

10.25*	—
Employment Agreement, effective as of September 18, 2014, by and between Allan P. Merrill and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 22, 2014)

10.26*	—
Employment Agreement, effective as of September 18, 2014, by and between Robert L. Salomon and the Company (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on September 22, 2014)

10.27*	—
Employment Agreement, effective as of September 18, 2014, by and between Kenneth F. Khoury and the Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K filed on September 22, 2014)

10.28	—
Delayed-Draw Term Loan Facility, dated November 16, 2010, among Beazer Homes USA, Inc., Citibank, N.A. and Citigroup Global Markets Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on November 18, 2010)

10.29	—
Delayed-Draw Term Loan Facility, dated November 16, 2010, among Beazer Homes USA, Inc., Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on November 18, 2010)

10.30	—
First Amendment to the Delayed-Draw Term Loan Facility, dated as of November 16, 2010, by and between Beazer Homes USA, Inc. and Citibank, N.A. (incorporated herein by reference to Exhibit 10.2 of the Company's 8-K filed on August 9, 2012)

10.31	—
First Amendment to the Delayed-Draw Term Loan Facility, dated as of November 16, 2010, by and between Beazer Homes USA, Inc. and Deutsche Bank AG Cayman Islands Branch (incorporated herein by reference to Exhibit 10.3 of the Company's 8-K filed on August 9, 2012)

10.32	—
Second Amended and Restated Credit Agreement, dated as of September 24, 2012, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed on September 26, 2012)

10.33	—
First Amendment to Second Amended and Restated Credit Agreement, dated as of November 10, 2014, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent

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
The following financial statements from Beazer Homes USA, Inc.’s Annual Report on Form 10-K for the period ended September 30, 2014, filed on November 12, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

* Represents a management contract or compensatory plan or arrangement.

(c) Exhibits

Reference is made to Item 15(a)3 above. The following is a list of exhibits, included in item 15(a)3 above, that are filed concurrently with this report.

10.18*	—	Award Agreement for Restricted Stock, effective as of September 18, 2014, by and between Allan P. Merrill and the Company
10.19*	—	Award Agreement for Restricted Stock, effective as of September 18, 2014, by and between Robert L. Salomon and the Company
10.20*	—	Award Agreement for Restricted Stock, effective as of September 18, 2014, by and between Kenneth F. Khoury and the Company
10.21*	—	Form of 2014 Long-Term Incentive Plan Award Agreement for Restricted Stock Awards (Named Executive Officers)
10.22*	—	Form of 2014 Long-Term Incentive Plan Award Agreement for TSR Performance Share Awards (Named Executive Officers)
10.23*	—	Form of 2014 Long-Term Incentive Plan Award Agreement for Pre-Tax Income Performance Share Awards (Named Executive Officers)
10.24*	—	Form of 2014 Long-Term Incentive Plan Award Agreement for Restricted Stock Awards (Non-Employee Directors)
10.33	—
First Amendment to Second Amended and Restated Credit Agreement, dated as of November 10, 2014, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent

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
The following financial statements from Beazer Homes USA, Inc.’s Annual Report on Form 10-K for the period ended September 30, 2014, filed on November 12, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

* Represents a management contract or compensatory plan or arrangement.

(d) Financial Statement Schedules

Reference is made to Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 12, 2014	Beazer Homes USA, Inc.

		By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 12, 2014	By:		/s/ Brian C. Beazer
			Name:	Brian C. Beazer
Director and Non-Executive Chairman of the Board

Date:	November 12, 2014	By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
President and Chief Executive Officer

Date:	November 12, 2014	By:		/s/ Elizabeth S. Acton
			Name:	Elizabeth S. Acton
Director

Date:	November 12, 2014	By:		/s/ Laurent Alpert
			Name:	Laurent Alpert
Director

Date:	November 12, 2014	By:		/s/ Peter G. Leemputte
			Name:	Peter G. Leemputte
Director

Date:	November 12, 2014	By:		/s/ Norma Provencio
			Name:	Norma Provencio
Director

Date:	November 12, 2014	By:		/s/ Larry T. Solari
			Name:	Larry T. Solari
Director

Date:	November 12, 2014	By:		/s/ Stephen P. Zelnak
			Name:	Stephen P. Zelnak, Jr.
Director

Date:	November 12, 2014	By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer