Form 10-Q
period 2014-12-31
BEAZER HOMES USA INC
filed 2015-01-30
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding at January 29, 2015
Common Stock, $0.001 par value	27,448,293

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
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this quarterly report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

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

•	the results of litigation or government proceedings and fulfillment of the obligations in the consent orders with governmental authorities and other settlement agreements;

•	the impact of construction defect and home warranty claims, including water intrusion issues in Florida and New Jersey;

•	the cost and availability of insurance and surety bonds;

•	the performance of our unconsolidated entities and our unconsolidated entity partners;

•	delays in land development or home construction resulting from adverse weather conditions;

•	the impact of information technology failures or data security breaches;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which the Company has little or no control.
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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2014	September 30, 2014
ASSETS
Cash and cash equivalents	$138,680	$324,154
Restricted cash	64,092	62,941
Accounts receivable (net of allowance of $1,267 and $1,245, respectively)	32,316	34,429
Income tax receivable	46	46
Inventory
Owned inventory	1,677,611	1,557,496
Land not owned under option agreements	1,443	3,857
Total inventory	1,679,054	1,561,353
Investments in marketable securities and unconsolidated entities	34,735	38,341
Deferred tax assets, net	46	2,823
Property, plant and equipment, net	19,315	18,673
Other assets	21,102	23,460
Total assets	$1,989,386	$2,066,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$65,845	$106,237
Other liabilities	127,542	142,516
Obligations related to land not owned under option agreements	1,248	2,916
Total debt (net of discounts of $4,209 and $4,399 respectively)	1,536,591	1,535,433
Total liabilities	1,731,226	1,787,102
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 27,448,293 and 27,173,421 issued and outstanding, respectively)	27	27
Paid-in capital	852,800	851,624
Accumulated deficit	(593,597)	(571,257)
Accumulated other comprehensive loss	(1,070)	(1,276)
Total stockholders’ equity	258,160	279,118
Total liabilities and stockholders’ equity	$1,989,386	$2,066,220

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended
	December 31,
	2014	2013
Total revenue	$265,764	$293,170
Home construction and land sales expenses	230,546	238,469
Inventory impairments and option contract abandonments	—	31
Gross profit	35,218	54,670
Commissions	10,926	11,821
General and administrative expenses	31,441	28,410
Depreciation and amortization	2,341	2,907
Operating (loss) income	(9,490)	11,532
Equity in income of unconsolidated entities	142	319
Other expense, net	(9,434)	(15,757)
Loss from continuing operations before income taxes	(18,782)	(3,906)
(Benefit from) provision for income taxes	(696)	42
Loss from continuing operations	(18,086)	(3,948)
Loss from discontinued operations, net of tax	(4,254)	(1,190)
Net loss	$(22,340)	$(5,138)
Weighted average number of shares:
Basic and Diluted	26,457	25,009
Basic and Diluted loss per share:
Continuing Operations	$(0.68)	$(0.16)
Discontinued Operations	$(0.16)	$(0.05)
Total	$(0.84)	$(0.21)

Consolidated Statement of Comprehensive Income (Loss)
Net loss	$(22,340)	$(5,138)
Other comprehensive loss, net of income tax:
Unrealized gain related to available-for-sale securities	206	—
Comprehensive loss	$(22,134)	$(5,138)

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(22,340)	$(5,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,341	2,907
Stock-based compensation expense	1,375	609
Inventory impairments and option contract abandonments	—	31
Deferred and other income tax benefit	(765)	(19)
Changes in allowance for doubtful accounts	22	(156)
Equity in income of unconsolidated entities	(142)	(319)
Cash distributions of income from unconsolidated entities	34	56
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,091	1,424
Increase in inventory	(104,434)	(63,062)
Decrease in other assets	1,159	1,594
Decrease in trade accounts payable	(40,392)	(23,295)
Decrease in other liabilities	(11,432)	(28,366)
Other changes	(49)	(144)
Net cash used in operating activities	(172,532)	(113,878)
Cash flows from investing activities:
Capital expenditures	(2,934)	(3,200)
Investments in unconsolidated entities	(1,144)	(2,164)
Increases in restricted cash	(1,445)	(728)
Decreases in restricted cash	294	551
Net cash used in investing activities	(5,229)	(5,541)
Cash flows from financing activities:
Repayment of debt	(7,388)	(2,035)
Debt issuance costs	(126)	(32)
Payments for other financing activities	(199)	(413)
Net cash provided by financing activities	(7,713)	(2,480)
Decrease in cash and cash equivalents	(185,474)	(121,899)
Cash and cash equivalents at beginning of period	324,154	504,459
Cash and cash equivalents at end of period	$138,680	$382,560

See Notes to Unaudited Condensed Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Beazer Homes USA, Inc. (Beazer Homes, Beazer or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. The results of our consolidated operations presented herein for the three months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operations and other items. For further information and a discussion of our significant accounting policies other than as discussed below, refer to our audited consolidated financial statements appearing in Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (the 2014 Annual Report).
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
Inventory Valuation. We assess our inventory assets no less than quarterly for recoverability in accordance with the policies as described in Notes 1 and 4 to the consolidated financial statements in our 2014 Annual Report. Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. For those communities for which construction and development activities are expected to occur in the future or have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We record assets held for sale at the lower of the carrying value or fair value less costs to sell.
Other Liabilities. Other liabilities include the following:

(In thousands)	December 31, 2014	September 30, 2014
Income tax liabilities	$2,154	$5,576
Accrued warranty expenses	27,227	16,084
Accrued interest	20,187	34,645
Accrued and deferred compensation	10,477	24,270
Customer deposits	14,868	11,977
Other	52,629	49,964
Total	$127,542	$142,516

(2) Supplemental Cash Flow Information

	Three Months Ended
	December 31,
(In thousands)	2014	2013
Supplemental disclosure of non-cash activity:
Decrease in obligations related to land not owned under option agreements	$(1,668)	$(1,486)
Non-cash land acquisitions (a)	12,904	5,400
Supplemental disclosure of cash activity:
Interest payments	42,709	43,778
Income tax payments	62	1
Tax refunds received	—	—
(a) For the three months ended December 31, 2014, non-cash land acquisitions are comprised of $7.8 million related to non-cash seller financing and $5.1 million in lot takedowns from one of our unconsolidated land development joint ventures.

(3) Investments in Marketable Securities and Unconsolidated Entities

Marketable Securities

The shares of American Homes 4 Rent (AMH) represent marketable equity securities with a readily available fair value. Based on the Company's intent to sell the shares in one or more future transactions but not actively trade in the shares, these securities were classified as available-for-sale securities. Upon receipt of the shares during the fourth quarter of fiscal 2014, in exchange for the Company's interest in a real estate investment trust (REIT), the fair value was recorded at $26.0 million. During the three months ended December 31, 2014, the Company recorded an unrealized gain of $0.2 million which is reflected in Other Comprehensive Income (Loss). The cumulative loss through December 31, 2014 was $1.1 million and the fair value of the shares as of December 31, 2014 was $25.0 million.

Unconsolidated Entities
As of December 31, 2014, we participated in certain land development joint ventures and other unconsolidated entities in which Beazer Homes had less than a controlling interest. The following table presents our investment in our unconsolidated entities, the total equity and outstanding borrowings of these unconsolidated entities as of December 31, 2014 and September 30, 2014:

(In thousands)	December 31, 2014	September 30, 2014
Beazer’s investment in unconsolidated entities	$9,765	$13,576
Total equity of unconsolidated entities	47,090	59,336
Total outstanding borrowings of unconsolidated entities	10,424	11,254

For the three months ended December 31, 2014 and 2013, there were no impairments related to our unconsolidated entity investments. Our income from unconsolidated entity activities and the overall equity in income of unconsolidated entities is as follows:

	Three Months Ended
	December 31,
(In thousands)	2014	2013
Continuing operations:
Income from unconsolidated entity activity	$142	$319
Equity in income of unconsolidated entities - continuing operations	$142	$319

South Edge/Inspirada
During the fiscal year ended September 30, 2014, we and the other members of Inspirada received land in exchange for our investments in Inspirada. The change in total equity of unconsolidated entities above reflects these distributions. Also during the fiscal year ended September 30, 2014, we paid $1.0 million to the joint venture related to infrastructure and development costs. We continue to have an obligation for our portion of future infrastructure and other development costs which are estimated at approximately $5.7 million.
Guarantees
Historically, Beazer and our land development joint venture partners provide varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. As of December 31, 2014 and September 30, 2014, we had no outstanding guarantees or other debt-related obligations related to our unconsolidated entities.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three months ended December 31, 2014 and 2013, we were not required to make any payments related to environmental indemnities.
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

(4) Inventory

(In thousands)	December 31, 2014	September 30, 2014
Homes under construction	$325,074	$282,095
Development projects in progress	811,021	786,768
Land held for future development	312,148	301,048
Land held for sale	68,358	51,672
Capitalized interest	99,868	87,619
Model homes	61,142	48,294
Total owned inventory	$1,677,611	$1,557,496

Homes under construction includes homes substantially finished and ready for delivery and homes in various stages of construction. We had 169 ($42.3 million) and 205 ($48.0 million) substantially completed homes that were not subject to a sales contract (spec homes) at December 31, 2014 and September 30, 2014, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. During the current quarter, there was a reclassification of a land parcel in Las Vegas from development projects in progress to land held for future development while certain financial issues involving this parcel are resolved. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale in Unallocated and Other as of December 31, 2014 includes land held for sale in the markets we have decided to exit including Charlotte, North Carolina and Detroit, Michigan. Total owned inventory, by reportable segment, is set forth in the table below:

(In thousands)	Projects in Progress	Held for Future Development	Land Held for Sale	Total Owned Inventory
December 31, 2014
West Segment	$479,550	$272,009	$12,446	$764,005
East Segment	379,191	29,215	36,958	445,364
Southeast Segment	283,014	10,924	16,658	310,596
Unallocated and Other	155,350	—	2,296	157,646
Total	$1,297,105	$312,148	$68,358	$1,677,611
September 30, 2014
West Segment	$462,508	$260,898	$10,026	$733,432
East Segment	353,859	29,239	34,530	417,628
Southeast Segment	264,843	10,911	4,821	280,575
Unallocated and Other	123,566	—	2,295	125,861
Total	$1,204,776	$301,048	$51,672	$1,557,496

Inventory Impairments. When conducting our community level review for the recoverability of our homebuilding held for development inventories, we establish a quarterly “watch list” of communities with generally more than 10 homes remaining that carry profit margins in backlog and in our forecast that are below a minimum threshold of profitability. Assets on the quarterly watch list are subject to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. For certain communities, we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information.

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

As of December 31, 2014, two communities in our West segment were on our quarterly watch list as compared to one community in our West segment as of December 31, 2013. After additional financial and operational review, we determined that the factors contributing to profit margins below our threshold were temporary in nature and therefore the communities were not subjected to further analysis. Accordingly, there were no impairments recorded during the three months ended December 31, 2014 or 2013 related to our analyses.

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

Also, from time to time, we determine the proper course of action with respect to a community is to not exercise an option and to write-off the deposit securing an option takedown and pre-acquisition costs, as applicable. In determining whether to abandon lots or lot option contracts, our evaluation is primarily based upon the expected cash flows from the property. If we intend to abandon or walk-away from the property, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs. Abandonment charges generally relate to our decision to abandon lots or not exercise certain option contracts that are not projected to produce adequate results or no longer fit in our long-term strategic plan. Lot option abandonment charges recorded for the three months ended December 31, 2014 and 2013 were $0 and $31,000, respectively.

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
The following provides a summary of our interests in lot option agreements as of December 31, 2014 and September 30, 2014:

(In thousands)	Deposits & Non-refundable Preacquisition Costs Incurred	Remaining Obligation	Land Not Owned Under Option Agreements
As of December 31, 2014
Consolidated VIEs	$195	$1,248	$1,443
Unconsolidated lot option agreements	44,538	379,482	—
Total lot option agreements	$44,733	$380,730	$1,443
As of September 30, 2014
Consolidated VIEs	$941	$2,916	$3,857
Unconsolidated lot option agreements	42,588	417,618	—
Total lot option agreements	$43,529	$420,534	$3,857

(5) Interest
Our ability to capitalize all interest incurred during the three months ended December 31, 2014 and 2013 has been limited by our inventory eligible for capitalization. The following table sets forth certain information regarding interest:

	Three Months Ended December 31,
(In thousands)	2014	2013
Capitalized interest in inventory, beginning of period	$87,619	$52,562
Interest incurred	30,283	32,441
Interest expense not qualified for capitalization and included as other expense	(9,747)	(16,032)
Capitalized interest amortized to house construction and land sales expenses	(8,287)	(7,135)
Capitalized interest in inventory, end of period	$99,868	$61,836

(6) Earnings Per Share

In computing diluted loss per share for the three months ended December 31, 2014 and 2013, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. For the quarter ended December 31, 2014, these excluded common stock equivalents included options/stock-settled appreciation rights (SSARs) to purchase 0.7 million shares of common stock, 1.0 million shares of nonvested restricted stock and 5.2 million shares issuable upon the conversion of our Tangible Equity Unit (TEU) prepaid stock purchase contracts (PSPs).

As of December 31, 2014, there were approximately 3.7 million TEUs outstanding (including $5.1 million of amortizing notes). The PSPs related to the TEUs are scheduled to be settled in Beazer Homes' common stock on July 15, 2015. If on that date, our common stock price is (1) at or below $14.50 per share, the PSPs will convert to 1.72414 shares per unit, (2) at or above $17.75 per share, the PSPs will convert to 1.40746 shares per unit or (3) between $14.50 and $17.75 per share, the PSPs will convert to a number of shares of our common stock equal to $25.00 divided by the applicable market value of our common stock. If the remaining TEU PSPs were converted at the settlement factor under their agreement based on our current stock price, we would be required to issue approximately 5.2 million shares of common stock to the instrument holders upon conversion.

(7) Borrowings

At December 31, 2014 and September 30, 2014 we had the following long-term debt, net of discounts:

(In thousands)	Maturity Date	December 31, 2014	September 30, 2014
8 1/8% Senior Notes	June 2016	$172,879	$172,879
6 5/8% Senior Secured Notes	April 2018	300,000	300,000
9 1/8% Senior Notes	May 2019	235,000	235,000
5 3/4% Senior Notes	June 2019	325,000	325,000
7 1/2% Senior Notes	September 2021	200,000	200,000
7 1/4% Senior Notes	February 2023	200,000	200,000
TEU Senior Amortizing Notes	July 2015	5,065	6,703
Unamortized debt discounts		(4,209)	(4,399)
Total Senior Notes, net		$1,433,735	$1,435,183
Junior Subordinated Notes	July 2036	56,253	55,737
Cash Secured Loans	November 2017	22,368	22,368
Other secured notes payable	Various Dates	24,235	22,145
Total debt, net		$1,536,591	$1,535,433

Secured Revolving Credit Facility —The $150 million Secured Revolving Credit Facility provides for future working capital and letter of credit capacity. On November 10, 2014, we executed an amendment with three of the four lenders which included extending the maturity of the facility one additional year. With this amendment, $130 million of the $150 million facility will now mature in September 2016. One lender with a $20 million commitment chose not to extend their obligation, which is scheduled to mature in September 2015. Subject to our option to cash collateralize our obligations under the Secured Revolving Credit Facility upon certain conditions, our obligations under the Secured Revolving Credit Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. The Secured Revolving Credit Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. As of December 31, 2014, we were in compliance with all such covenants and had $150 million of available borrowings under the Secured Revolving Credit Facility. We have elected to cash collateralize all letters of credit; however, as of December 31, 2014, we have also pledged approximately $1 billion of inventory assets to our Secured Revolving Credit Facility to collateralize potential future borrowings or letters of credit. There were no borrowings under the Secured Revolving Credit Facility as of December 31, 2014 or September 30, 2014.

Letter of Credit Facilities — We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. The letter of credit arrangements combined with our Secured Revolving Credit Facility provide a total letter of credit capacity of approximately $150.0 million. As of December 31, 2014 and September 30, 2014, we have letters of credit outstanding of $38.6 million and $39.1 million, respectively, which are secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur additional indebtedness and to make certain investments. Specifically, all of our Senior Notes contain covenants that restrict our ability to incur additional indebtedness unless it is refinancing indebtedness or non-recourse indebtedness. The incurrence of refinancing indebtedness and non-recourse indebtedness, as defined in the applicable indentures, are exempted from the covenant test. As of December 31, 2014, we were not able to incur additional indebtedness under certain of our senior debt instruments, except refinancing or non-recourse indebtedness. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in all of our Senior Notes as of December 31, 2014.
Our Senior Notes due 2016 (the 2016 Notes) contain the most restrictive covenants, including the consolidated tangible net worth covenant, which states that should consolidated tangible net worth fall below $85 million for two consecutive quarters, the Company is required to make an offer to purchase 10% of the 2016 Notes at par. If triggered and fully subscribed, this could result in our having to purchase $27.5 million of the 2016 Notes, which may be reduced by certain 2016 Note repurchases (potentially at less than par) made in the open market after the triggering date. As of December 31, 2014 our consolidated tangible net worth was $235.6 million, well in excess of the minimum covenant requirement.
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
We may redeem the June 2019 Notes at any time prior to March 15, 2019, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, at any time on or prior to June 15, 2017, we may redeem up to 35% of the aggregate principal amount of June 2019 Notes with the proceeds of certain equity offerings at a redemption price equal to 105.750% of the principal amount of the June 2019 Notes plus accrued and unpaid interest, if any, to, but excluding, the date fixed for redemption; provided, that at least 65% of the aggregate principal amount of the June 2019 Notes originally issued under the June 2019 Indenture remain outstanding after such redemption. On or after March 15, 2019, we may redeem some or all of the June 2019 Notes at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The proceeds from the June 2019 Notes were used to redeem all of our outstanding Senior Notes due June 2018 (the 2018 Notes), including the applicable $17.2 million make-whole premium. We recognized a loss on debt extinguishment of the 2018 Notes of $19.8 million in the quarter ended June 30, 2014 related to the premiums paid and the write-off of unamortized debt issuance costs. The 2018 Notes redeemed by the Company were canceled.
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
Junior Subordinated Notes — $103.1 million of unsecured junior subordinated notes (Junior Subordinated Notes) mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a floating interest rate as defined in the Junior Subordinated Notes Indenture. The obligations relating to these notes and the related securities are subordinated to our Secured Revolving Credit Facility and Senior Notes. In January 2010, we modified the terms of $75 million of these notes and recorded these notes at their estimated fair value. Over the remaining life of the notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of December 31, 2014, the unamortized accretion was $44.5 million and will be amortized over the remaining life of the notes.
As of December 31, 2014, we were in compliance with all covenants under our Junior Subordinated Notes.
Cash Secured Loans — We have two separate loan facilities, totaling $22.4 million outstanding as of December 31, 2014. Borrowing under the cash secured loan facilities will replenish cash used to repay or repurchase the Company’s debt and would be considered “refinancing indebtedness” under certain of the Company’s existing indentures and debt covenants. However, because the loans are fully collateralized by cash equal to the loan amount, the loans do not provide liquidity to the Company.
The loans mature in November 2017, however, the lenders of these facilities may put the outstanding loan balances to the Company at the two or four year anniversaries of the loans. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our unaudited condensed consolidated balance sheet as of December 31, 2014 and September 30, 2014. The cash secured loans have a maximum interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of December 31, 2014 and September 30, 2014, we had outstanding notes payable of $24.2 million and $22.1 million respectively, primarily related to land acquisitions. These notes payable have varying expiration dates between 2016 and 2019 and have a weighted average fixed rate of 4.67% at December 31, 2014. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

(8) Income Taxes
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain limited exceptions. ASU 2013-11 is effective for annual reporting periods beginning on or after December 15, 2013 and interim periods within those annual periods with earlier adoption permitted. The Company adopted this guidance in the quarter ended December 31, 2014 with no significant impact to the financial statements.

In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. Our federal income tax returns for fiscal years 2011 through 2012 were agreed to with the IRS Appeals Office and approved by the Joint Committee on Taxation in the first quarter of fiscal year 2015. Certain state income tax returns for various fiscal years are under routine examination. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2007 and subsequent years. As of December 31, 2014, it is reasonably possible that up to $2.8 million of the total uncertain tax positions will reverse within the next twelve months, primarily due to the expiration of statutes of limitation in various jurisdictions.

As of both December 31, 2014 and September 30, 2014, we had $0.4 million of accrued interest and penalties related to our unrecognized tax benefits.

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

Accordingly, a portion of our $500.4 million of total gross deferred tax assets related to accrued losses on our inventory may be unavailable due to the limitation imposed by Section 382. As of December 31, 2014, we estimate that between $7.9 million and $40.9 million may be unavailable due to our Section 382 limitation. As a result, upon the resumption of sustained profitability and reversal of our valuation allowance, between $416 million and $449 million of our net deferred tax assets may be available to us for the reduction of future cash taxes. The actual realization of our deferred tax assets is difficult to predict and will be dependent on future events.

Considering the limitation imposed by Section 382, the table below depicts the classifications of our deferred tax assets:

(In thousands)	December 31, 2014
Deferred tax assets:
Subject to annual limitation	$102,207
Generally not subject to annual limitation	357,289
Certain components likely to be subject to annual limitation	40,905
Total deferred tax assets	500,401
Deferred tax liabilities	(43,496)
Net deferred tax assets before valuation allowance	456,905
Valuation allowance	(456,859)
Net deferred tax assets	$46

Based upon an evaluation of all available evidence, we established a valuation allowance for substantially all of our deferred tax assets during fiscal 2008. As of December 31, 2014, we continued our evaluation of whether the valuation allowance against our deferred tax assets was still required. We considered positive evidence including evidence of recovery in the housing markets where we operate, the prospects of continued profitability and growth, a strong backlog and sufficient balance sheet liquidity to sustain and grow operations. Although the Company’s performance and current positioning is bringing it closer to a conclusion that a valuation allowance is no longer needed, further evidence of sustained profitability is needed to reverse our valuation allowance against our deferred tax assets. Therefore, based upon all available positive and negative evidence, we concluded a valuation allowance is still needed for substantially all of our gross deferred tax assets at December 31, 2014. The Company's deferred tax asset valuation allowance was $456.9 million and $445.2 million as of December 31, 2014 and September 30, 2014, respectively. In future periods, we expect to reduce all or a portion of our valuation allowance, generating a non-cash tax benefit, if sufficient positive evidence is present indicating that more likely than not a portion or all of our deferred tax assets will be realized. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.
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
Our homebuilding work is performed by subcontractors that typically must agree to indemnify us with regard to their work and provide us with certificates of insurance demonstrating that they have met our insurance requirements and that we are named as an additional insured under their policies. Therefore, many claims relating to workmanship and materials that result in warranty spending are the primary responsibility of the subcontractors. In addition, we maintain insurance coverage relating to our construction efforts that can result in recoveries of warranty and construction defect costs above certain specified limits.
Warranty reserves are included in other liabilities and the provision for warranty accruals is included in home construction expenses in the consolidated financial statements. We record reserves covering anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by operating segment. An analysis by operating segment allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also contemplates the existence of any non-recurring or community-specific warranty related matters that might not be contemplated in our historical data and trends. While we adjust our estimated warranty liabilities each reporting period to the extent required as a result of our quarterly analyses, historical data and trends may not accurately predict actual warranty costs which could lead to a significant change in the reserve.

Changes in our warranty reserves are as follows:

	Three Months Ended
	December 31,
(In thousands)	2014	2013
Balance at beginning of period	$16,084	$11,663
Accruals for warranties issued (a)	1,525	1,123
Changes in liability related to warranties existing in prior periods (b)	14,230	1,743
Payments made	(4,612)	(2,618)
Balance at end of period	$27,227	$11,911

(a) Accruals for warranties issued is a function of the number of home closings in the period, the average selling prices of the homes and the rates of accrual per home estimated as a percentage of the selling price of the home; the increase in the amount of accrual in the current period compared to the comparable prior-year period is due to an increase in the average selling prices of homes closed in the respective periods as well as increases in certain divisions' accrual rates.

(b) Changes in liability related to warranties existing in prior periods increased in the current year period primarily due to charges associated related to water intrusion issues in certain of our communities located in Florida.

Florida and New Jersey Water Intrusion Issues

In the latter portion of fiscal 2014, we experienced an increase in calls from homeowners reporting certain stucco and water intrusion issues in certain of our communities in Florida and New Jersey. During the fourth quarter of fiscal 2014, we recorded $4.9 million in charges related to these water intrusion issues, of which $4.3 million related to Florida and $0.6 million related to New Jersey.

Florida

The issues in Florida related to stucco installation in several communities. Through September 30, 2014, we had identified a total of 135 homes that we believed were likely to require more than minor repairs, of which we had resolved repairs on 11 of those homes. We consider warranty-related repairs for homes to be resolved when all repairs are complete and all repair costs are fully paid. As of September 30, 2014, our warranty liability included $4.0 million for the amount of estimated repair costs for the remaining 124 homes as well as an estimate of repair costs for homes that were likely to be identified in the future. At that time, we believed the issues were isolated to a limited number of specific house plans in several specific communities.

During the first quarter of 2015, with many homeowners seeing an increased level of warranty-related activities occurring in their communities, the number of stucco and water-related warranty calls in Florida increased significantly. This led us to expand the scope of our inspections, including to homes and communities from which no warranty calls had been received. This enhanced review, together with our growing experience repairing homes previously identified, resulted in us determining that more homes and communities in Florida were likely to be adversely affected. Based on all of these activities and our resulting analysis, we recorded an additional $13.6 million in the first quarter of fiscal 2015 related to these issues.

Through December 31, 2014, we had identified a total of 387 homes, with an average age of more than 8 years, in Florida with stucco installation issues that we believe are likely to require more than minor repairs, of which 42 were already fully repaired and numerous others were in various stages of repair. During the first quarter of fiscal 2015, we paid $1.4 million to repair such homes, and had cumulatively paid $2.3 million of repair costs associated with these homes. As of December 31, 2014, our overall warranty liability included $16.2 million for completing repairs on the remaining 345 homes as well as an estimated amount to cover repair costs for additional homes that we believe are likely to be identified in the future.

As of December 31, 2014, based on our assessment of the water intrusion issues, we believe it is likely that we will recover a portion of our repair costs associated with affected homes from various sources, including our direct insurers, the subcontractors involved with the construction of these homes and their insurers. However, as of December 31, 2014, we have not yet been able to estimate an amount that we believe is probable that we will recover, and thus, in accordance with accounting rules, we have neither recorded a receivable for estimated recoveries nor included an estimated amount of recoveries in determining our overall warranty liability. Our assessment of the water intrusion issues, including the process of determining potentially responsible parties and our efforts to obtain recoveries, is ongoing, and as a result, we anticipate that our assessment as to the ultimate value of our liability and the probability and magnitude of any recoveries may change as additional information is obtained.

New Jersey

The water intrusion issues in New Jersey related to flashing and stone installation in one specific community. These homes had an average age of 8 years. No new homes were identified in New Jersey during the first quarter of fiscal 2015. As of December 31, 2014, we believe the remaining warranty liability for New Jersey encompasses the probable cost of the repair effort remaining to resolve the issues in that community and is not material.

Litigation
As disclosed in prior SEC filings, we operated Beazer Mortgage Corporation (BMC) from 1998 through February 2008 to offer mortgage financing to buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold these loans to investors. In general, underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. From time to time we have received claims from institutions which have acquired certain of these mortgages demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. We have been able to resolve these claims for amounts that are not material to our consolidated financial position or results of operation. We currently have no such claims outstanding. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors, although, at this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial position or results of operations. As of December 31, 2014, no liability has been recorded for any such additional claims as such exposure is not both probable and reasonably estimable.
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
Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement and associated Bill of Information (the “DPA”) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (the HUD Agreement) and the Civil Division of the United States Department of Justice. We have satisfied our obligations under the DPA and in July 2014 the United States District Court for the Western Division of North Carolina dismissed the Bill of Information. However, under these agreements, we are obligated to make payments equal to 4% of “adjusted EBITDA” as defined in the Agreements until the first to occur of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of December 31, 2014, we have paid a cumulative $22.7 million and an additional $2.7 million has been recorded as a liability at December 31, 2014 (of which $2.1 million was paid to HUD in January 2015).
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
We have accrued $15.6 million and $13.4 million in other liabilities related to litigation and other matters, excluding warranty, as of December 31, 2014 and September 30, 2014, respectively.
We had outstanding letters of credit and performance bonds of approximately $38.6 million and $219.2 million, respectively, at December 31, 2014 related principally to our obligations to local governments to construct roads and other improvements in various developments. We have no outstanding letters of credit relating to our land option contracts as of December 31, 2014.

(10) Fair Value Measurements
As of December 31, 2014, we had assets in our consolidated balance sheets that were required to be measured at fair value on a recurring and non-recurring basis. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.

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

The following table presents our assets measured at fair value on a recurring and non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the three months ended December 31, 2014 and 2013:

(In thousands)	Level 1	Level 2	Level 3	Total
Three Months Ended December 31, 2014
Available-for-sale marketable equity securities (a)	$24,970	$—	$—	$24,970
Deferred compensation plan assets (a)	—	775	—	775
Three Months Ended December 31, 2013
Deferred compensation plan assets (a)	$—	$805	$—	$805
Land held for sale (b)	—	—	3,536	3,536
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis.
The fair value of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, cash secured loans and other secured notes payable approximate their carrying amounts due to the short maturity of these assets and liabilities.
As of December 31, 2014, our investment in marketable equity securities, consisting solely of the shares held in AMH, was in a cumulative unrealized loss position of $1.1 million which is in Accumulated Other Comprehensive Loss, a component of Stockholders' Equity.
Obligations related to land not owned under option agreements approximate fair value. The carrying values and estimated fair values of other financial assets and liabilities were as follows:

(In thousands)	As of December 31, 2014		As of September 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,428,670	$1,438,627	$1,435,183	$1,462,899
Junior Subordinated Notes	56,253	56,253	55,736	55,736
	$1,484,923	$1,494,880	$1,490,919	$1,518,635

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

(11) Stock-based Compensation
For the three months ended December 31, 2014, our total stock-based compensation included in general and administrative expenses (G&A), was approximately $1.4 million ($1.1 million net of tax). The fair value of each option/stock-based stock appreciation right (SSAR) grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). The fair value of each performance-based, nonvested stock grant is estimated on the date of grant using the Monte Carlo valuation method. The cash-settled component of any awards granted to employees are accounted for as a liability award and the liability is adjusted to fair value each reporting period until vested. Non-performance based, nonvested stock is valued based on the market price of the common stock on the date of the grant.
During the three months ended December 31, 2014 and 2013, employees surrendered 9,807 and 21,693 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $184,000 and $413,000 for the three months ended December 31, 2014 and 2013, respectively.

Stock Options:

The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR. At December 31, 2014, our SSAR/stock options outstanding had an intrinsic value of $1.9 million. The intrinsic value of SSARs/stock options vested and expected to vest in the future was $1.9 million. The SSARS/stock options vested and expected to vest in the future had a weighted average expected life of 2.5 years. The aggregate intrinsic value of exercisable SSARs/stock options as of December 31, 2014 was $1.5 million.
The following table summarizes stock options and SSARs outstanding as of December 31, 2014 (there were no grants or activity related to stock options or SSARs during the three months ended December 31, 2014):

	Three Months Ended
	December 31, 2014
	Shares	Weighted- Average Exercise Price
Outstanding at end of period	650,223	$18.12
Exercisable at end of period	493,398	$18.39
Vested or expected to vest in the future	649,954	$18.12

Nonvested Stock Awards: Compensation cost arising from nonvested stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of December 31, 2014 and September 30, 2014, there was $15.9 million and $10.0 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at December 31, 2014 is expected to be recognized over a weighted average period of 2.7 years.
During the three months ended December 31, 2014, we issued 194,341 shares of performance-based restricted stock (Performance Shares) to our executive officers and certain other corporate employees. The first type of Performance Shares granted requires a total shareholder return (TSR) that compares favorably against an 11-member peer group measured at the end of a three-year performance period. The number of TSR Performance Shares that actually vest will range from 0% to 150% of the target number, based on the Company’s TSR ranking relative to its peer group during the three-year performance period. TSR calculations for the Company and the peer group companies will be based on the average closing price of the Company’s common stock on the NYSE for the 20 trading days immediately preceding (i) the start of the performance period (October 1, 2014) and (ii) the end of the performance period (September 30, 2017). The grants of the TSR performance-based, nonvested stock were valued using the Monte Carlo valuation method and had an estimated fair value of $19.90 per share.
A Monte Carlo simulation model requires the following inputs: (1) expected dividend yield on the underlying stock, (2) expected price volatility of the underlying stock, (3) risk-free interest rate for the period corresponding with the expected term of the award and (4) fair value of the underlying stock. For the Company and each member of the peer group, the following inputs were used, as applicable, in the Monte Carlo simulation model to determine the fair value as of the grant date for the TSR Performance Shares: 0% dividend yield for the Company, expected price volatility ranging from 29.0% to 185.8% and a risk-free interest rate of 0.94%. The methodology used to determine these assumptions is similar to the Black-Scholes Model; however the expected term is determined by the model in the Monte Carlo simulation.
The second type of Performance Shares granted are structured to require absolute performance measured by the Company’s fiscal year 2017 pre-tax income (PTI), defined as the Company’s income from continuing operations, before taxes and excluding impairments and abandonments, bond losses and such other non-recurring items as the Compensation Committee may approve. The PTI Performance Shares will vest in 2017, subject to determination of the Company’s actual pre-tax income performance. The PTI Performance Shares will be fully earned at a target pre-tax income level, with a 50% payout at the threshold level of pre-

tax income and a 200% payout at the maximum level of pre-tax income. Once the threshold 2017 pre-tax income performance level is achieved, to the extent the actual 2017 pre-tax income performance is between the threshold and target performance levels, or between the target and maximum performance levels, linear interpolation between the award opportunity percentages will be applied to determine the actual payout.
Performance Shares in excess of the target number (194,341) may be settled in cash or additional shares at the discretion of the Compensation Committee. Any portion of the Performance Shares that do not vest at the end of the period will be forfeited.
Activity relating to nonvested stock awards, including the Performance Shares, for the three months ended December 31, 2014 is as follows:

	Three Months Ended
	December 31, 2014
	Shares	Weighted Average Grant Date Fair Value
Beginning of period	746,567	$15.76
Granted	390,870	19.07
Vested	(62,807)	15.89
Forfeited	(106,191)	4.65
End of period	968,439	$18.31

(12) Segment Information
We have three homebuilding segments operating in 16 states. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Our reportable segments have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. The reportable homebuilding segments and all other homebuilding operations, not required to be reported separately under the aggregation of ASC 280, include operations conducting business in the following states:
West: Arizona, California, Nevada and Texas
East: Delaware, Indiana, Maryland, New Jersey, New York, Pennsylvania, Tennessee (Nashville) and Virginia
Southeast: Florida, Georgia, North Carolina (Raleigh) and South Carolina
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding, land sale and other revenues less home construction, land development and land sales expense, commission expense, depreciation and amortization and certain general and administrative expenses which are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are those described in Note 1 above and Note 1 to our consolidated financial statements in our 2014 Annual Report.

	Three Months Ended
	December 31,
(In thousands)	2014	2013
Revenue
West	$87,465	$122,576
East	104,813	107,589
Southeast	73,486	63,005
Total revenue	$265,764	$293,170

	Three Months Ended
	December 31,
(In thousands)	2014	2013
Operating (loss) income
West	$6,783	$15,762
East	7,369	8,235
Southeast	(6,233)	5,628
Segment total	7,919	29,625
Corporate and unallocated (a)	(17,409)	(18,093)
Total operating (loss) income	$(9,490)	$11,532

	Three Months Ended
	December 31,
(In thousands)	2014	2013
Depreciation and amortization
West	$767	$1,382
East	668	692
Southeast	485	391
Segment total	1,920	2,465
Corporate and unallocated (a)	421	442
Depreciation and amortization - continuing operations	$2,341	$2,907

	Three Months Ended
	December 31,
(In thousands)	2014	2013
Capital Expenditures
West	$1,070	$1,102
East	799	1,367
Southeast	862	446
Corporate and unallocated	203	285
Consolidated total	$2,934	$3,200

(In thousands)	December 31, 2014	September 30, 2014
Assets
West	$784,654	$756,575
East	457,112	433,032
Southeast	317,571	299,215
Corporate and unallocated (b)	430,049	577,398
Consolidated total	$1,989,386	$2,066,220

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

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
December 31, 2014
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$147,840	$(18)	$1,530	$(10,672)	$138,680
Restricted cash	62,905	1,187	—	—	64,092
Accounts receivable (net of allowance of $1,267)	—	32,314	2	—	32,316
Income tax receivable	46	—	—	—	46
Owned inventory	—	1,677,611	—	—	1,677,611
Consolidated inventory not owned	—	1,443	—	—	1,443
Investments in marketable securities and unconsolidated entities	773	33,962	—	—	34,735
Deferred tax assets, net	46	—	—	—	46
Property, plant and equipment, net	—	19,315	—	—	19,315
Investments in subsidiaries	242,515	—	—	(242,515)	—
Intercompany	1,323,583	—	2,402	(1,325,985)	—
Other assets	16,026	4,986	90	—	21,102
Total assets	$1,793,734	$1,770,800	$4,024	$(1,579,172)	$1,989,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$65,845	$—	$—	$65,845
Other liabilities	20,816	106,043	683	—	127,542
Intercompany	2,402	1,334,255	—	(1,336,657)	—
Obligations related to land not owned under option agreements	—	1,248	—	—	1,248
Total debt (net of discounts of $4,209)	1,512,356	24,235	—	—	1,536,591
Total liabilities	1,535,574	1,531,626	683	(1,336,657)	1,731,226
Stockholders’ equity	258,160	239,174	3,341	(242,515)	258,160
Total liabilities and stockholders’ equity	$1,793,734	$1,770,800	$4,024	$(1,579,172)	$1,989,386

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
September 30, 2014
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$301,980	$22,034	$1,614	$(1,474)	$324,154
Restricted cash	61,945	996	—	—	62,941
Accounts receivable (net of allowance of $1,245)	—	34,428	1	—	34,429
Income tax receivable	46	—	—	—	46
Owned inventory	—	1,557,496	—	—	1,557,496
Consolidated inventory not owned	—	3,857	—	—	3,857
Investments in marketable securities and unconsolidated entities	773	37,568	—	—	38,341
Deferred tax assets, net	2,823	—	—	—	2,823
Property, plant and equipment, net	—	18,673	—	—	18,673
Investments in subsidiaries	253,540	—	—	(253,540)	—
Intercompany	1,195,349	—	2,405	(1,197,754)	—
Other assets	17,226	6,144	90	—	23,460
Total assets	$1,833,682	$1,681,196	$4,110	$(1,452,768)	$2,066,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$106,237	$—	$—	$106,237
Other liabilities	38,871	102,833	812	—	142,516
Intercompany	2,405	1,196,823	—	(1,199,228)	—
Obligations related to land not owned under option agreements	—	2,916	—	—	2,916
Total debt (net of discounts of $4,399)	1,513,288	22,145	—	—	1,535,433
Total liabilities	1,554,564	1,430,954	812	(1,199,228)	1,787,102
Stockholders’ equity	279,118	250,242	3,298	(253,540)	279,118
Total liabilities and stockholders’ equity	$1,833,682	$1,681,196	$4,110	$(1,452,768)	$2,066,220

Beazer Homes USA, Inc.
Unaudited Consolidating Statement of Operations Information and Comprehensive Income (Loss)
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2014
Total revenue	$—	$265,764	$98	$(98)	$265,764
Home construction and land sales expenses	8,194	222,450	—	(98)	230,546
Inventory impairments and option contract abandonments	—	—	—	—	—
Gross (loss) profit	(8,194)	43,314	98	—	35,218
Commissions	—	10,926	—	—	10,926
General and administrative expenses	—	31,414	27	—	31,441
Depreciation and amortization	—	2,341	—	—	2,341
Operating (loss) income	(8,194)	(1,367)	71	—	(9,490)
Equity in income of unconsolidated entities	—	142	—	—	142
Other (expense) income, net	(9,747)	314	(1)	—	(9,434)
(Loss) income before income taxes	(17,941)	(911)	70	—	(18,782)
(Benefit from) provision for income taxes	(6,627)	5,906	25	—	(696)
Equity in loss of subsidiaries	(6,772)	—	—	6,772	—
(Loss) income from continuing operations	(18,086)	(6,817)	45	6,772	(18,086)
Loss from discontinued operations	—	(4,251)	(3)	—	(4,254)
Equity in loss of subsidiaries	(4,254)	—	—	4,254	—
Net (loss) income	$(22,340)	$(11,068)	$42	$11,026	$(22,340)
Unrealized gain related to available-for-sale securities	206	—	—	—	206
Comprehensive (loss) income	$(22,134)	$(11,068)	$42	$11,026	$(22,134)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2013
Total revenue	$—	$293,170	$80	$(80)	$293,170
Home construction and land sales expenses	7,135	231,414	—	(80)	238,469
Inventory impairments and option contract abandonments	—	31	—	—	31
Gross (loss) profit	(7,135)	61,725	80	—	54,670
Commissions	—	11,821	—	—	11,821
General and administrative expenses	—	28,383	27	—	28,410
Depreciation and amortization	—	2,907	—	—	2,907
Operating (loss) income	(7,135)	18,614	53	—	11,532
Equity in income of unconsolidated entities	—	319	—	—	319
Other (expense) income, net	(16,032)	278	(3)	—	(15,757)
(Loss) income before income taxes	(23,167)	19,211	50	—	(3,906)
Provision for (benefit from) income taxes	141	(117)	18	—	42
Equity in income of subsidiaries	19,360	—	—	(19,360)	—
(Loss) income from continuing operations	(3,948)	19,328	32	(19,360)	(3,948)
Loss from discontinued operations	—	(1,187)	(3)	—	(1,190)
Equity in loss of subsidiaries	(1,190)	—	—	1,190	—
Net (loss) income	$(5,138)	$18,141	$29	$(18,170)	$(5,138)

Beazer Homes USA, Inc.
 Unaudited Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2014
Net cash used in operating activities	$(30,841)	$(141,603)	$(88)	$—	$(172,532)
Cash flows from investing activities:
Capital expenditures	—	(2,934)	—	—	(2,934)
Investments in unconsolidated entities	—	(1,144)	—	—	(1,144)
Increases in restricted cash	(959)	(486)	—	—	(1,445)
Decreases in restricted cash	—	294	—	—	294
Advances to/from subsidiaries	(114,977)	—	—	114,977	—
Net cash (used in) provided by investing activities	(115,936)	(4,270)	—	114,977	(5,229)
Cash flows from financing activities:
Repayment of debt	(7,038)	(350)	—	—	(7,388)
Debt issuance costs	(126)	—	—	—	(126)
Advances to/from subsidiaries	—	124,171	4	(124,175)	—
Payments for other financing activities	(199)	—	—	—	(199)
Net cash (used in) provided by financing activities	(7,363)	123,821	4	(124,175)	(7,713)
Decrease in cash and cash equivalents	(154,140)	(22,052)	(84)	(9,198)	(185,474)
Cash and cash equivalents at beginning of period	301,980	22,034	1,614	(1,474)	324,154
Cash and cash equivalents at end of period	$147,840	$(18)	$1,530	$(10,672)	$138,680
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended December 31, 2013
Net cash used in operating activities	$(37,161)	$(76,683)	$(34)	$—	$(113,878)
Cash flows from investing activities:
Capital expenditures	—	(3,200)	—	—	(3,200)
Investments in unconsolidated entities	—	(2,164)	—	—	(2,164)
Increases in restricted cash	(433)	(295)	—	—	(728)
Decreases in restricted cash	39	512	—	—	551
Net cash used in investing activities	(394)	(5,147)	—	—	(5,541)
Cash flows from financing activities:
Repayment of debt	(1,913)	(122)	—	—	(2,035)
Debt issuance costs	(32)	—	—	—	(32)
Advances to/from subsidiaries	(70,833)	75,697	(69)	(4,795)	—
Payments for other financing activities	(413)	—	—	—	(413)
Net cash (used in) provided by financing activities	(73,191)	75,575	(69)	(4,795)	(2,480)
Decrease in cash and cash equivalents	(110,746)	(6,255)	(103)	(4,795)	(121,899)
Cash and cash equivalents at beginning of period	499,341	6,324	1,637	(2,843)	504,459
Cash and cash equivalents at end of period	$388,595	$69	$1,534	$(7,638)	$382,560

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
We have classified the results of operations of our discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. There were no material assets or liabilities related to our discontinued operations as of December 31, 2014 or September 30, 2014. Discontinued operations were not segregated in the unaudited condensed consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited condensed consolidated statements of cash flows will not agree with the respective data in the unaudited condensed consolidated statements of operations. The results of our discontinued operations in the unaudited condensed consolidated statements of operations for the three months ended December 31, 2014 and 2013 were as follows:

	Three Months Ended
	December 31,
(In thousands)	2014	2013
Total revenue	$—	$464
Home construction and land sales expenses (a)	3,951	1,455
Gross loss	(3,951)	(991)
General and administrative expenses	304	189
Operating loss	(4,255)	(1,180)
Other (expense) income, net	—	—
Loss from discontinued operations before income taxes	(4,255)	(1,180)
(Benefit from) provision for income taxes	(1)	10
Loss from discontinued operations, net of tax	$(4,254)	$(1,190)

(a) The three months ended December 31, 2014 includes a $4.0 million accrual related to the probable liability of a case regarding alleged past construction defects in our discontinued operation in Denver, Colorado.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Executive Overview and Outlook

Executive Overview and Outlook:

Market Conditions
We believe that the housing recovery continues to move forward and that it is likely to last for at least several more years. The fundamentals including favorable demographic trends, excellent affordability and employment growth all point to a stronger and more stable level of demand for new homes than the uneven levels the industry experienced during fiscal 2014. The overall shape of the recovery has been flatter than many predicted, in large part, due to continuing mortgage constraints, employment insecurity and lack of wage growth. As a result of these issues, and combined with general economic and geopolitical uncertainties, we anticipate a slower recovery than the fundamentals would otherwise suggest.
Overview of Results for Our Fiscal First Quarter
For the quarter ended December 31, 2014, we recorded a net loss from continuing operations of $18.1 million, which included a $13.6 million warranty charge recorded in our cost of sales related to Florida stucco installation problems that resulted in water intrusion issues on homes which were, on average, more than 8 years old. Excluding this warranty charge, our net loss from continuing operations would have been $4.5 million.

The warranty charge for Florida stucco installation problems resulted from an expansion in scope and severity of the issues disclosed in our 2014 Annual Report and related Form 10-K. While we initially believed these issues were isolated to certain house plans in several specific communities, the number of warranty calls in Florida increased significantly in the first quarter of fiscal 2015. As a result, we expanded our efforts to identify and repair homes that may have been impacted by the poor stucco installation and related water intrusion issues. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion of this matter.

Beyond the warranty issue, we were pleased with many of our operational achievements during the first quarter. We reached our sales objectives, growing new home orders by 7.9% over last year. We also increased our average active community count, which grew by 11.6%, and our average selling prices which increased 5.8% to $295.6 thousand. On the profitability side, our homebuilding gross margins of 21.8%, excluding impairments, abandonments, interest and the warranty charges noted above, exceeded margins recorded for the first quarter of fiscal 2014 by 60 basis points. Finally, we ended December with 1,771 units in backlog with an average selling price of $316.5 thousand, providing evidence of additional increases in our average selling prices in the quarters ahead

Reaching “2B-10”

In November 2013, we introduced a multi-year “2B-10” plan, which provided a roadmap of revenue and margin metrics to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Taken together, reaching 2B-10 would result in Adjusted EBITDA of at least $200 million. In November of 2014, we refined the specific metrics we expected would lead us to the 2B-10 objectives, and identified the end of Fiscal 2016 as the target achievement date. Reaching the revenue component of 2B-10 depends primarily on our ability to improve our sales per community per month, increase our average selling prices and grow our active community count, while reaching the Adjusted EBITDA margin component requires us to maintain recent levels of homebuilding gross margins and achieve additional selling, general and administrative (“SG&A”) cost leverage as our revenue grows.

Since introducing our “2B-10” plan, we have made significant strides toward achieving its objectives, with meaningful improvements in all key metrics. While our initial improvements were primarily related to better absorption rates and higher margins, more recently, we have improved average selling prices and our community count. For the trailing 12 months ended December 31, 2014, our revenues are $1.436 billion, up 8% year-over-year. Adjusted EBITDA has increased $5.2 million or 5% to $105.4 million for the same time period. Excluding the warranty charge discussed above and a $4 million accrual in discontinued operations, Adjusted EBITDA increased $27.7 million or 28%. These improvements are due to the intense focus we have placed on the operational drivers of this plan, and, in part, to improved market conditions. Here’s where we currently stand on each of the five key metrics in relation to our current 2B-10 roadmap:

•
Our sales per community per month was 2.8 for the trailing 12 months ended December 31, 2014 versus 2.9 a year ago and 3.0 in our 2B-10 plan. We believe we are currently among the industry leaders in sales absorption rates, so our operational efforts have been focused on improvements in other 2B-10 metrics in recent quarters.

•
Our ASP for the trailing 12 months ended December 31, 2014 was $288,000, up 9.9% year-over-year, and our ASP in backlog at December 31, 2014 had risen 10.8% to $317,000, versus the prior year. Our 2B-10 ASP metric is $325,000.

•
We ended December with 156 active communities, up 13% over last year. In order to sustain and further increase our active community count, we invested $145.4 million in land and land development during the quarter. This investment brings our total spending for the trailing 12 month period to $572.7 million, up over 12% versus a year ago. Our 2B-10 metric is to reach 170 communities.

•
Homebuilding gross margins, excluding impairments, abandonments and interest for the trailing 12 months ended December 31, 2014 was 21.0%. Excluding the current quarter warranty charge discussed above and the related warranty charge of $4.9 million recorded in the fourth quarter of fiscal 2014, homebuilding gross margins would have been 22.3%, an increase of 170 basis points over the prior year. Our 2B-10 metric is 22%.

•
SG&A for the trailing 12 months ended December 31, 2014 was 13.7% of total revenue, which is somewhat higher than we expected and above our 2B-10 target of 12%. As we grow revenue from our larger base of communities and higher ASPs, we expect to demonstrate improved SG&A cost leverage.

We expect to continue our focus on our “2B-10” metrics during fiscal 2015 with particular emphasis on continuing to grow our active community count.
Critical Accounting Policies: Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. As disclosed in our 2014 Annual Report, our most critical accounting policies relate to inventory valuation (inventory held for development and land held for sale), homebuilding revenues and costs, warranty reserves, investments in unconsolidated entities and income tax valuation allowances. Since September 30, 2014, there have been no significant changes to those critical accounting policies.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters.

RESULTS OF CONTINUING OPERATIONS:

	Three Months Ended
	December 31,
($ in thousands)	2014	2013
Revenues:
Homebuilding	$261,582	$289,958
Land sales and other	4,182	3,212
Total	$265,764	$293,170
Gross profit (loss):
Homebuilding	$35,277	$54,450
Land sales and other	(59)	220
Total	$35,218	$54,670
Gross margin:
Homebuilding	13.5%	18.8%
Land sales and other	(1.4)%	6.8%
Total	13.3%	18.6%
Commissions	$10,926	$11,821
General and administrative expenses (G&A)	$31,441	$28,410
SG&A (commissions plus G&A) as a percentage of total revenue	15.9%	13.7%
G&A as a percentage of total revenue	11.8%	9.7%
Depreciation and amortization	$2,341	$2,907
Operating (loss) income	$(9,490)	$11,532
Operating (loss) income as a percentage of total revenue	(3.6)%	3.9%
Effective Tax Rate	3.7%	(1.1)%
Equity in income of unconsolidated entities	$142	$319
Homebuilding Operations Data

	Three Months Ended December 31,
	New Orders, net			Cancellation Rates
	2014	2013	14 v 13	2014	2013
West	405	351	15.4%	20.0%	21.1%
East	286	308	(7.1)%	22.5%	22.2%
Southeast	275	236	16.5%	22.3%	22.4%
Total	966	895	7.9%	21.4%	21.8%
Sales per active community per month declined slightly to 2.1 for the quarter ended December 31, 2014 from 2.2 for the quarter ended December 31, 2013. However, average active communities increased 11.6% year-over-year to 154 at December 31, 2014, contributing to the 7.9% increase in net new orders. The decrease in new orders in the East segment was primarily due to the close out of several communities in advance of several new community openings.

	As of December 31,
	2014	2013	14 v 13
Backlog Units:
West	646	654	(1.2)%
East	581	631	(7.9)%
Southeast	544	465	17.0%
Total	1,771	1,750	1.2%
Aggregate dollar value of homes in backlog (in millions)	$560.5	$500.0	12.1%
ASP in backlog (in thousands)	$316.5	$285.7	10.8%
Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Backlog at December 31, 2014 increased slightly by 1.2%, primarily driven by the increase in net new orders year-over-year. We expect new orders and backlog to increase over time as our active community count continues to grow and the sales pace in recently opened communities improves.
Homebuilding Revenues and Average Selling Price
The table below summarizes homebuilding revenues, the average selling prices (ASP) of our homes and closings by reportable segment:

	Three Months Ended December 31,
	Homebuilding Revenues			Average Selling Price			Closings
($ in thousands)	2014	2013	14 v 13	2014	2013	14 v 13	2014	2013	14 v 13
West	$86,318	$120,212	(28.2)%	$273.2	$276.3	(1.1)%	316	435	(27.4)%
East	101,832	106,879	(4.7)%	333.9	316.2	5.6%	305	338	(9.8)%
Southeast	73,432	62,867	16.8%	278.2	237.2	17.3%	264	265	(0.4)%
Total	$261,582	$289,958	(9.8)%	$295.6	$279.3	5.8%	885	1,038	(14.7)%

Generally, improved operational strategies, product mix and market conditions in certain of our markets enhanced our ability to generate higher ASP over the past year. Despite an increase in ASP, homebuilding revenues declined 9.8% year-over-year, as a result of the 14.7% decrease in closings due primarily to a lower beginning backlog as compared to the prior year. The change in ASP for the three months ended December 31, 2014 was impacted by a change in mix in closings between products and among communities and markets as compared to the prior year.

We anticipate that our average ASP will likely continue to increase in future quarters as indicated by our increase in ASP for homes in backlog. We also anticipate that our closings in future quarters will increase as we begin to close homes in several recently opened communities.

Homebuilding Gross Profit
The following table sets forth our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the three months ended December 31, 2014 and 2013. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges).

($ in thousands)	Three Months Ended December 31, 2014
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$17,498	20.3%	$—	$17,498	20.3%	$—	$17,498	20.3%
East	18,565	18.2%	—	18,565	18.2%	—	18,565	18.2%
Southeast	2,080	2.8%	—	2,080	2.8%	—	2,080	2.8%
Corporate & unallocated	(2,866)		—	(2,866)		8,194	5,328
Total homebuilding	$35,277	13.5%	$—	$35,277	13.5%	$8,194	$43,471	16.6%

($ in thousands)	Three Months Ended December 31, 2013
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$27,798	23.1%	$—	$27,798	23.1%	$—	$27,798	23.1%
East	19,416	18.2%	31	19,447	18.2%	—	19,447	18.2%
Southeast	12,533	19.9%	—	12,533	19.9%	—	12,533	19.9%
Corporate & unallocated	(5,297)		—	(5,297)		7,135	1,838
Total homebuilding	$54,450	18.8%	$31	$54,481	18.8%	$7,135	$61,616	21.2%

Our overall homebuilding gross profit decreased to $35.3 million for the three months ended December 31, 2014 from $54.5 million in the prior year. This decrease in homebuilding gross profit was due to the decline in closings and associated homebuilding revenues from the prior year and the $13.6 million warranty charge recorded in the first quarter of fiscal 2015 related to Florida water intrusion issues, offset somewhat by the increase in ASP this quarter.
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

The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, the homebuilding gross margin from our continuing operations was 17.5% and excluding interest and inventory impairments, it was 21.0%. For the same trailing 12-month period, homebuilding gross margins were as follows in those communities that have previously been impaired and which represented 14.2% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(3.1)%
Impact of interest amortized to COS related to these communities	4.0%
Pre-impairment turn gross margin, excluding interest amortization	0.9%
Impact of impairment turns	18.5%
Gross margin (post impairment turns), excluding interest amortization	19.4%

Land Sales and Other Revenues and Gross Profit (Loss). Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets. Other revenues include net fees we received for general contractor services we performed on behalf of a third party and broker fees. N/M in the table below indicates the percentage "not meaningful."

	Land Sales & Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended December 31,			Three Months Ended December 31,
(In thousands)	2014	2013	14 v 13	2014	2013	14 v 13
West	$1,147	$2,364	(51.5)%	$(10)	$75	(113.3)%
East	2,981	710	319.9%	27	7	285.7%
Southeast	54	138	(60.9)%	49	138	(64.5)%
Corporate and unallocated (a)	—	—	n/a	(125)	—	n/a
Total	$4,182	$3,212	30.2%	$(59)	$220	(126.8)%
(a) Corporate and unallocated includes interest and indirects amortized to land sales.

As anticipated, we closed on a number of land sales in the first quarter of fiscal 2015 in the East segment, leading to the increase from fiscal 2014. These land sales related to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets.

Operating (Loss) Income. The table below summarizes operating (loss) income by reportable segment for the three months ended December 31, 2014 and 2013:

(In thousands)	Three Months Ended December 31,
	2014	2013	14 v 13
West	$6,783	$15,762	$(8,979)
East	7,369	8,235	(866)
Southeast	(6,233)	5,628	(11,861)
Corporate and Unallocated	(17,409)	(18,093)	684
Operating (loss) income	$(9,490)	$11,532	$(21,022)
Our operating income decreased by $21.0 million to a loss of $9.5 million for the three months ended December 31, 2014, compared to income of $11.5 million for the three months ended December 31, 2013. The decrease is primarily due to the $13.6 million warranty charge recorded in the first quarter of fiscal 2015 related to Florida water intrusion issues and decreased revenues and homebuilding gross profits as a result of a decline in closings. As a percentage of revenue, our operating loss was 3.6% for the three months ended December 31, 2014 compared to operating income of 3.9% for the three months ended December 31, 2013. Excluding the aforementioned warranty charge, results for the first quarter of fiscal 2015 would have been operating income as a percentage of revenue of 1.5%.
Our first quarter SG&A (a component of operating (loss) income) as a percentage of total revenue was higher than last year as our selling, general and administrative expenses included costs incurred in anticipation of new community openings to promote sales and support operations in these communities before any revenues were generated. As a result, our SG&A as a percentage of total revenue was 15.9% this quarter compared to 13.7% last year.
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
Our overall effective tax rates from continuing operations were 3.7% for the three months ended December 31, 2014, compared to -1.1% for the three months ended December 31, 2013. Due to the effects of our deferred tax asset valuation allowances and changes in our unrecognized tax benefits, our effective tax rates are not meaningful items as our income tax provisions and benefits are currently not directly correlated to the amount of pretax income or loss for the periods.

Three months ended December 31, 2014 as compared to 2013
West Segment: Homebuilding revenues decreased 28.2% for the three months ended December 31, 2014, compared to the prior year, primarily due to a 27.4% decline in closings. The decrease in the number of closings was primarily driven by a 25% lower beginning backlog. As compared to the prior year, our homebuilding gross profit decreased $10.3 million and homebuilding gross margins decreased from 23.1% to 20.3%. These decreases were primarily due to increases in labor costs in anticipation of new community openings, as well as a slight decrease in ASP. The $9.0 million decrease in operating income resulted from the aforementioned decrease in homebuilding gross margins as well as increased SG&A costs in anticipation of community openings.
East Segment: Homebuilding revenues decreased 4.7% for the three months ended December 31, 2014, compared to the prior year, primarily due to a 9.8% decline in closings, offset by a 5.6% increase in ASP. As compared to the prior year, our homebuilding gross profit decreased $0.9 million related to the aforementioned decrease in homebuilding revenues. Homebuilding gross margins remained steady year-over-year at 18.2%. The $0.9 million decrease in operating income resulted from the aforementioned decrease in homebuilding revenues.
Southeast Segment: As compared to the prior year, our homebuilding gross profit in the Southeast segment decreased $10.5 million driven primarily by the warranty charge of $13.6 million in Florida relating to water intrusion issues, partially offset by a 16.8% increase in homebuilding revenue. Including the warranty charge, homebuilding gross margins decreased from 19.9% to 2.8%. Excluding the warranty charge, homebuilding gross margins without impairments, abandonments and interest increased 140 bps from 19.9% last year to 21.3% this quarter. Our fiscal 2015 and fiscal 2014 land sales and other revenue and gross profit in our Southeast segment include net fees received for general contractor services we performed on behalf of a third party. The decrease in operating income resulted from the warranty charge, offset by an increase in homebuilding revenues. Excluding the warranty charge, operating income would have been $7.3 million this quarter compared to $5.6 million last year.
Corporate and Unallocated: Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, including information technology, treasury, corporate finance, legal and other national marketing costs. The costs of these shared services are not allocated to the operating segments. For the three months ended December 31, 2014, corporate and unallocated expense decreased $0.7 million primarily due to an increase in the amount of capitalized indirect spending relative to the increase in inventory, mostly offset by increases in interest amortized to cost of sales and personnel related expenses to grow the business.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of December 31, 2014, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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

As of December 31, 2014, our liquidity position consisted of $138.7 million in cash and cash equivalents, $150 million of capacity under our Secured Revolving Credit Facility, plus $64.1 million of restricted cash, $22.4 million of which related to our cash secured term loans. We expect to be able to meet our liquidity needs in the remainder of fiscal 2015 and fiscal 2016 and to maintain a significant liquidity position, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions which could increase or decrease our cash balance on a quarterly basis.
We currently also hold an equity investment in American Homes 4 Rent (AMH) resulting from the sale of our interest in Pre-Owned Homes. We account for this investment as a marketable equity security classified as available-for-sale securities based on our intent to sell the shares in the future.
We incurred $145.4 million on land and land development activities during the three months ended December 31, 2014 as we continue to strive to replace closed out communities and position the Company to increase our active community count. We spent $123.8 million on land and land development for the three months ended December 31, 2013. This level of land and land development had a significant impact on our net cash used in operating activities in both years bringing net cash used in operating activities to $172.5 million for the three months ended December 31, 2014 and $113.9 million for the three months ended December 31, 2013. Also significantly impacting cash used in operations in both years was the payment of accounts payables, which is a seasonal trend, and decreases in other liabilities which is primarily related to semi-annual payments of interest obligations and annual bonus payments.
Net cash used in investing activities was $5.2 million for the three months ended December 31, 2014 primarily related to capital expenditures for model homes, additional investments in unconsolidated entities and a net increase in restricted cash collateralizing our outstanding letters of credit. Net cash used in investing activities was $5.5 million for the three months ended December 31, 2013 primarily related to capital expenditures for model homes and additional investments in unconsolidated entities.
Net cash used in financing activities was $7.7 million and $2.5 million for the three months ended December 31, 2014 and December 31, 2013, respectively, primarily related to principal payments on the 2015 TEU notes and one Other Secured Note Payable.
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
We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. While we believe we possess sufficient liquidity to participate in a housing recovery, we are mindful of potential short-term, or seasonal, requirements for enhanced liquidity that may arise, especially as we increase our land and land development spending to grow our business. To facilitate this objective, we maintain our undrawn Secured Revolving Credit Facility at $150 million for fiscal 2015.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities will provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $38.6 million of outstanding letters of credit under these facilities, secured with cash collateral which is maintained in restricted accounts totaling $40.5 million.
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
Stock Repurchases and Dividends Paid. The Company did not repurchase any shares in the open market during the three months ended December 31, 2014 or 2013. Any future stock repurchases, as allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.

The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At December 31, 2014, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid during the three months ended December 31, 2014 or 2013.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At December 31, 2014, we controlled 27,908 lots. We owned 80.0%, or 22,317 lots, and 5,591 lots, or 20.0%, were under option contracts which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which aggregated approximately $44.7 million at December 31, 2014. The total remaining purchase price, net of cash deposits, committed under all options was $380.7 million as of December 31, 2014.
We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised.
We have historically funded the exercise of lot options with operating cash flows. We expect these sources to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our lot options will have a material adverse effect on our liquidity.
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
Our unconsolidated entities periodically obtain secured acquisition and development financing. At December 31, 2014, our unconsolidated entities had borrowings outstanding totaling $10.4 million. Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. At December 31, 2014, we have no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 3 to the unaudited condensed consolidated financial statements for further information.
We had outstanding performance bonds of approximately $219.2 million at December 31, 2014 related principally to our obligations to local governments to construct roads and other improvements in various developments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of December 31, 2014, we had variable rate debt outstanding totaling approximately $22.4 million. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at December 31, 2014 was $1.52 billion, compared to a carrying value of $1.51 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.52 billion to $1.58 billion at December 31, 2014.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014, at a reasonable assurance level.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Litigation
As disclosed in prior SEC filings, we operated Beazer Mortgage Corporation (BMC) from 1998 through February 2008 to offer mortgage financing to buyers of our homes. BMC entered into various agreements with mortgage investors, pursuant to which BMC originated certain mortgage loans and ultimately sold these loans to investors. In general, underwriting decisions were not made by BMC but by the investors themselves or third-party service providers. From time to time we have received claims from institutions which have acquired certain of these mortgages demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. We have been able to resolve these claims for amounts that are not material to our consolidated financial position or results of operation. We currently have no such claims outstanding. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors, although, at this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial position or results of operations.
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

Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement and associated Bill of Information (the “DPA”) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (the HUD Agreement) and the Civil Division of the United States Department of Justice. We have satisfied our obligations under the DPA and in July 2014 the United States District Court for the Western Division of North Carolina dismissed the Bill of Information. However, under these agreements, we are obligated to make payments equal to 4% of “adjusted EBITDA” as defined in the Agreements until the first to occur of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of December 31, 2014, we have paid a cumulative $22.7 million towards these obligations and an additional $2.7 million has been recorded as a liability at December 31, 2014.
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

101
The following financial statements from Beazer Homes USA, Inc.'s Quarterly Report on Form 10-Q for the period ended December 31, 2014, filed on January 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	January 30, 2015	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer