Form 10-Q
period 2015-03-31
BEAZER HOMES USA INC
filed 2015-04-30
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding at April 29, 2015
Common Stock, $0.001 par value	27,448,589

References to “we,” “us,” “our,” “Beazer”, “Beazer Homes” and the “Company” in this Quarterly Report on Form 10-Q refer to Beazer Homes USA, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events, and it is possible that the results described in this Form 10-Q will not be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this Form 10-Q.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

•	the availability and cost of land and the risks associated with the future value of our inventory such as additional asset impairment charges or writedowns;

•
economic changes nationally or in local markets, including changes in consumer confidence, declines in employment levels, inflation and increases in the quantity and decreases in the price of new homes and resale homes in the market;

•	the cyclical nature of the homebuilding industry and a potential deterioration in homebuilding industry conditions;

•	estimates related to homes to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;

•	shortages of or increased prices for labor, land or raw materials used in housing production and the level of quality and craftsman provided by our subcontractors;

•
our cost of and ability to access capital and otherwise meet our ongoing liquidity needs, including the impact of any downgrades of our credit ratings or reductions in our tangible net worth or liquidity levels;

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

•
factors affecting margins such as decreased land values underlying land option agreements, increased land development costs on communities under development or delays or difficulties in implementing initiatives to reduce our production and overhead cost structure;

•	estimates related to the potential recoverability of our deferred tax assets;

•
potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations or governmental policies, and possible penalties for failure to comply with such laws, regulations and governmental policies, including those related to the environment;

•	the results of litigation or government proceedings and fulfillment of the obligations in the consent orders with governmental authorities and other settlement agreements;

•	the impact of construction defect and home warranty claims, including water intrusion issues in Florida and New Jersey;

•	the cost and availability of insurance and surety bonds;

•	the performance of our unconsolidated entities and our unconsolidated entity partners;

•	delays in land development or home construction resulting from adverse weather conditions or other factors;

•	the impact of information technology failures or data security breaches;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, natural disasters, acts of war or other factors over which the Company has little or no control.
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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2015	September 30, 2014
ASSETS
Cash and cash equivalents	$146,261	$324,154
Restricted cash	43,169	62,941
Accounts receivable (net of allowance of $1,305 and $1,245, respectively)	35,880	34,429
Income tax receivable	46	46
Inventory:
Owned inventory	1,757,036	1,557,496
Land not owned under option agreements	—	3,857
Total inventory	1,757,036	1,561,353
Investments in marketable securities and unconsolidated entities	10,372	38,341
Deferred tax assets, net	46	2,823
Property, plant and equipment, net	21,153	18,673
Other assets	18,290	23,460
Total assets	$2,032,253	$2,066,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$100,844	$106,237
Other liabilities	137,435	142,516
Obligations related to land not owned under option agreements	—	2,916
Total debt (net of discounts of $4,019 and $4,399, respectively)	1,535,172	1,535,433
Total liabilities	1,773,451	1,787,102
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 27,434,097 issued and outstanding and 27,173,421 issued and outstanding, respectively)	27	27
Paid-in capital	854,368	851,624
Accumulated deficit	(595,593)	(571,257)
Accumulated other comprehensive loss	—	(1,276)
Total stockholders’ equity	258,802	279,118
Total liabilities and stockholders’ equity	$2,032,253	$2,066,220

See Notes to Unaudited Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND UNAUDITED COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Total revenue	$299,359	$270,021	$565,123	$563,191
Home construction and land sales expenses	245,446	216,969	475,992	455,438
Inventory impairments and option contract abandonments	—	880	—	911
Gross profit	53,913	52,172	89,131	106,842
Commissions	11,969	11,096	22,895	22,917
General and administrative expenses	32,727	32,628	64,168	61,038
Depreciation and amortization	2,781	2,831	5,122	5,738
Operating income (loss)	6,436	5,617	(3,054)	17,149
Equity in income (loss) of unconsolidated entities	82	(17)	224	302
Loss on extinguishment of debt	—	(153)	—	(153)
Other expense, net	(8,473)	(13,727)	(17,907)	(29,484)
Loss from continuing operations before income taxes	(1,955)	(8,280)	(20,737)	(12,186)
Provision for (benefit from) income taxes	105	(56)	(591)	(14)
Loss from continuing operations	(2,060)	(8,224)	(20,146)	(12,172)
Income (loss) from discontinued operations, net of tax	64	253	(4,190)	(937)
Net loss	$(1,996)	$(7,971)	$(24,336)	$(13,109)
Weighted average number of shares:
Basic and Diluted	26,480	25,320	26,469	25,163
Basic and Diluted (loss) income per share:
Continuing Operations	$(0.08)	$(0.32)	$(0.76)	$(0.48)
Discontinued Operations	$—	$0.01	$(0.16)	$(0.04)
Total	$(0.08)	$(0.31)	$(0.92)	$(0.52)

Consolidated Statement of Comprehensive Income (Loss)
Net loss	$(1,996)	$(7,971)	$(24,336)	$(13,109)
Other comprehensive income (loss), net of income tax:
Change in unrealized loss related to available-for-sale securities	1,070	—	1,276	—
Comprehensive loss	$(926)	$(7,971)	$(23,060)	$(13,109)

See Notes to Unaudited Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(24,336)	$(13,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,122	5,738
Stock-based compensation expense	2,916	1,266
Inventory impairments and option contract abandonments	—	911
Deferred and other income tax benefit	(763)	(79)
Change in allowance for doubtful accounts	60	(373)
Equity in loss (income) of marketable securities and unconsolidated entities	1,606	(302)
Cash distributions of income from marketable securities and unconsolidated entities	34	512
Loss on extinguishment of debt	—	153
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,511)	(6,196)
Increase in inventory	(181,765)	(156,876)
Decrease in other assets	2,779	3,488
Decrease in trade accounts payable	(5,393)	(11,909)
Decrease in other liabilities	(1,541)	(11,037)
Other changes	(124)	(239)
Net cash used in operating activities	(202,916)	(188,052)
Cash flows from investing activities:
Capital expenditures	(7,478)	(6,641)
Investments in unconsolidated entities	(1,670)	(3,193)
Proceeds from sale of marketable securities and unconsolidated entities	24,211	—
Increases in restricted cash	(2,487)	(2,588)
Decreases in restricted cash	22,259	801
Net cash provided by (used in) investing activities	34,835	(11,621)
Cash flows from financing activities:
Repayment of debt	(9,514)	(4,747)
Debt issuance costs	(126)	(26)
Other financing activities	(172)	(393)
Net cash used in financing activities	(9,812)	(5,166)
Decrease in cash and cash equivalents	(177,893)	(204,839)
Cash and cash equivalents at beginning of period	324,154	504,459
Cash and cash equivalents at end of period	$146,261	$299,620

See Notes to Unaudited Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Beazer Homes USA, Inc. (''we," "us," "our," "Beazer," "Beazer Homes," and the "Company") is one of the ten largest homebuilders in the United States, based on number of homes closed. We are a geographically diversified homebuilder with active operations in 15 states within three geographic regions in the United States: the West, East and Southeast. Our homes are designed to appeal to homeowners at different price points across various demographic segments and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate exceptional value and quality while seeking to maximize our return on invested capital over the course of a housing cycle.

(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. The results of our consolidated operations presented herein for the three and six months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operations and other items. For further information and a discussion of our significant accounting policies other than as discussed below, refer to Note 1 to our audited consolidated financial statements appearing in Beazer Homes’ Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (the 2014 Annual Report).
Over the past few years, we have discontinued homebuilding operations in certain of our markets. Results from our title services business and our exited markets are reported as discontinued operations in the accompanying unaudited consolidated statements of operations for all periods presented (see Note 16 for further discussion of our Discontinued Operations). We evaluated events that occurred after the balance sheet date but before the financial statements were issued for accounting treatment and disclosure.
Basis of Consolidation. These unaudited consolidated financial statements present the consolidated financial position, income, comprehensive income and cash flows of the Company and our subsidiaries. Intercompany balances have been eliminated in consolidation.
Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
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
Recent Accounting Pronouncements.
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires companies to recognize revenue at an amount that the entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under the existing revenue recognition guidance. The FASB has tentatively decided to defer for one year the effective date of ASU 2014-09, which would make the guidance effective for the Company's first fiscal year beginning after December 15, 2017. Additionally, the FASB also tentatively decided to permit entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.
Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 requires retrospective application to all prior periods presented in the financial statements. Upon transition, an entity is required to comply with the applicable disclosures for a change in accounting principle. The guidance within ASU 2015-03 will be effective for the Company's first fiscal year beginning after December 15, 2015, but we have the option of adopting the new requirements as of an earlier date. We are evaluating the impact of ASU 2015-03, but only expect our balance sheet presentation of debt issuance costs to change as a result.
Refer to Note 9 for a discussion of our adoption of ASU 2013-11 pertaining to the presentation of an unrecognized tax benefit when a net operating loss carryforward, or similar tax loss, or a tax credit carryforward exists.

(3) Supplemental Cash Flow Information

	Six Months Ended
	March 31,
(In thousands)	2015	2014
Supplemental disclosure of non-cash activity:
Decrease in obligations related to land not owned under option agreements	$(2,916)	$(1,486)
Decrease in debt related to conversion of Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock	—	(2,376)
Non-cash land acquisitions (a)	12,904	16,833
Supplemental disclosure of cash activity:
Interest payments	59,702	60,396
Income tax payments	98	103
(a) For the six months ended March 31, 2015, non-cash land acquisitions are comprised of $7.8 million related to non-cash seller financing and $5.1 million in lot takedowns from one of our unconsolidated land development joint ventures.

(4) Investments in Marketable Securities and Unconsolidated Entities

Marketable Securities

During the fourth quarter of fiscal 2014, the Company acquired shares of American Homes 4 Rent (AMH) in exchange for the Company's interest in a real estate investment trust (REIT). The shares represented marketable equity securities with a readily available fair value and were classified as available for sale securities. In March 2015, the Company sold the shares and recorded a loss of $1.8 million, which has been recorded within other expense, net in our unaudited consolidated statements of income. Of this loss, $1.1 million had been previously recorded to other comprehensive loss in prior periods, representing the change in fair value of these securities while held. The proceeds received on the sale of the shares of AMH was recorded within investing activities in our unaudited consolidated financial statements of cash flows. Due to the valuation allowance we established for substantially all of our deferred tax assets, the sale of these securities did not have any income tax impact in any period presented.

Unconsolidated Entities
As of March 31, 2015, we participated in certain land development joint ventures and other unconsolidated entities in which Beazer Homes had less than a controlling interest. The following table presents our investment in these unconsolidated entities, as well as the total equity and outstanding borrowings of these unconsolidated entities as of March 31, 2015 and September 30, 2014:

(In thousands)	March 31, 2015	September 30, 2014
Beazer’s investment in unconsolidated entities	$10,372	$13,576
Total equity of unconsolidated entities	36,773	59,336
Total outstanding borrowings of unconsolidated entities	10,537	11,254

For the three and six months ended March 31, 2015 and 2014, there were no impairments related to our investments in these unconsolidated entities. Our equity in income from unconsolidated entity activities is as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2015	2014	2015	2014
Equity in income of unconsolidated entities - continuing operations	$82	$(17)	$224	$302

South Edge/Inspirada
During the fiscal year ended September 30, 2014, we and the other members of Inspirada received land in exchange for our investments in Inspirada. Also during the fiscal year ended September 30, 2014, we paid $1.0 million to the joint venture related to infrastructure and development costs. We continue to have an obligation for our portion of future infrastructure and other development costs, which are estimated at approximately $5.7 million.
Guarantees
Historically, Beazer and our land development joint venture partners provide varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of March 31, 2015 and September 30, 2014, we had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and six months ended March 31, 2015 and 2014, we were not required to make any payments related to environmental indemnities.
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

(5) Inventory

The components of owned inventory are as follows as of March 31, 2015 and September 30, 2014:

(In thousands)	March 31, 2015	September 30, 2014
Homes under construction	$395,726	$282,095
Development projects in progress	849,644	786,768
Land held for future development	270,518	301,048
Land held for sale	64,929	51,672
Capitalized interest	112,476	87,619
Model homes	63,743	48,294
Total owned inventory	$1,757,036	$1,557,496

Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction. We had 115 (with a cost of $29.3 million) and 205 (with a cost of $48.0 million) substantially completed homes that were not subject to a sales contract (spec homes) at March 31, 2015 and September 30, 2014, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. The amount of interest we are able to capitalize is dependent upon our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and development projects in progress, but excludes land held for future development and land held for sale (refer to Note 6 for additional information on capitalized interest). Land held for sale is recorded at the lower of the carrying value or fair value less costs to sell. Total owned inventory, by reportable segment, is presented in the table below as of March 31, 2015 and September 30, 2014:

(In thousands)	Projects in Progress		Held for Future Development	Land Held for Sale	Total Owned Inventory
March 31, 2015
West Segment	$576,985		$230,362	$10,088	$817,435
East Segment	392,952		29,215	33,048	455,215
Southeast Segment	292,380		10,941	19,931	323,252
Unallocated and Other	159,272	(a)	—	1,862	161,134
Total	$1,421,589		$270,518	$64,929	$1,757,036
September 30, 2014
West Segment	$462,508		$260,898	$10,026	$733,432
East Segment	353,859		29,239	34,530	417,628
Southeast Segment	264,843		10,911	4,821	280,575
Unallocated and Other	123,566	(a)	—	2,295	125,861
Total	$1,204,776		$301,048	$51,672	$1,557,496
(a) Includes capitalized interest and indirect costs that are maintained within our Corporate Segment.

Inventory Impairments. When conducting our community level review for the recoverability of our homebuilding held for development inventories, we establish a quarterly “watch list” of communities with generally more than 10 homes remaining that carry profit margins in backlog and in our forecast that are below a minimum threshold of profitability. Assets on the quarterly watch list are subject to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. For certain communities, we determined that it was prudent to reduce sales prices or further increase sales incentives in response to factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information. Market deterioration that exceeds our initial estimates may lead us to incur impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if markets deteriorate.

For the quarter ended March 31, 2015, one community in our West segment was on our quarterly watch list as compared to four communities for the quarter ended March 31, 2014. After additional financial and operational review, we determined that the factors contributing to profit margins below our threshold were temporary in nature, and therefore all but one of the communities for the quarters ended March 31, 2015 and 2014 were not subjected to further analysis. For all communities on our watch list, there were no impairments recorded during the three and six months ended March 31, 2015 or 2014 related to our analyses. A summary of our community level review for the recoverability of our homebuilding held for development inventories is as follows for the periods presented:

(In thousands)		Undiscounted Cash Flow Analyses Prepared
Segment	# of Communities on Watch List	# of Communities	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV
Quarter Ended March 31, 2015
West	1	—	$—	—%
Total	1	—
Quarter Ended March 31, 2014
West	1	—	$—	—%
East	1	—	—	—%
Southeast	2	1	7,478	107.9%
Total	4	1

Impairments on land held for sale generally represent further write downs of these properties to net realizable value, less estimated costs to sell, and are based on current market conditions and our review of recent comparable transactions. Our assumptions about land sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We calculated the estimated fair values of land held for sale based on current market conditions and assumptions made by management, which may differ materially from actual results and may result in additional impairments if market conditions deteriorate.

From time to time, we also determine the proper course of action with respect to a community is to not exercise an option and to write-off the deposit securing the option takedown and the related pre-acquisition costs, as applicable. In determining whether to abandon lots or lot option contracts, our evaluation is primarily based upon the expected cash flows from the property. If we intend to abandon or walk-away from the property, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs. Abandonment charges generally relate to our decision to abandon lots or not exercise certain option contracts that are not projected to produce adequate results or no longer fit in our long-term strategic plan.

The following table presents, by reportable homebuilding segment, our land held for sale inventory impairments and lot option abandonment charges for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2015	2014	2015	2014
Continuing Operations:
Land Held for Sale
East	$—	$—	$—	$31
Southeast	—	28	—	28
Subtotal	$—	$28	$—	$59
Lot Option Abandonments
Southeast	$—	$852	$—	$852
Total Continuing Operations	$—	$880	$—	$911

Lot Option Agreements and Variable Interest Entities (VIEs). As previously discussed, we also have access to land inventory through lot option contracts, which generally enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a specified price. Under lot option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts paid. We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our remaining option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised at all.
We have consolidated all VIEs for which we are the primary beneficiary. For those we consolidate, we record the remaining contractual purchase price under the applicable lot option agreement to land not owned under option agreements with an offsetting increase to obligations related to land not owned under option agreements. Also, to reflect the purchase price of this inventory consolidated, we present the related option deposits as land not owned under option agreement in the accompanying unaudited consolidated balance sheets. Consolidation of these VIEs has no impact on the Company’s statements of income or cash flows.

The following provides a summary of our interests in lot option agreements as of March 31, 2015 and September 30, 2014:

(In thousands)	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation	Land Not Owned Under Option Agreements
As of March 31, 2015
Unconsolidated lot option agreements	$54,778	$438,441	$—
Total lot option agreements	$54,778	$438,441	$—
As of September 30, 2014
Consolidated VIEs	$941	$2,916	$3,857
Unconsolidated lot option agreements	42,588	417,618	—
Total lot option agreements	$43,529	$420,534	$3,857

(6) Interest
Our ability to capitalize interest incurred during the three and six months ended March 31, 2015 and 2014 was limited by our inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2015	2014	2015	2014
Capitalized interest in inventory, beginning of period	$99,868	$61,836	$87,619	$52,562
Interest incurred	30,259	32,458	60,542	64,899
Interest expense not qualified for capitalization and included as other expense (a)	(7,695)	(14,659)	(17,442)	(30,691)
Capitalized interest amortized to house construction and land sales expenses (b)	(9,956)	(7,379)	(18,243)	(14,514)
Capitalized interest in inventory, end of period	$112,476	$72,256	$112,476	$72,256
(a) The amount of interest we are able to capitalize is dependent upon our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and development projects in progress, but excludes land held for future development and land held for sale.
(b) Capitalized interest amortized to house construction and land sale expenses varies based on the number of homes closed during the period and land sales, if any.

(7) Earnings Per Share

In computing diluted loss per share for the three and six months ended March 31, 2015 and 2014, all common stock equivalents were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. For the quarter ended March 31, 2015, these excluded common stock equivalents were comprised of options/stock-settled appreciation rights (SSARs) to purchase 0.7 million shares of common stock, 1.0 million shares of nonvested restricted stock and 5.3 million shares issuable upon the conversion of our Tangible Equity Unit (TEU) prepaid stock purchase contracts (PSPs).

As of March 31, 2015, there were approximately 3.7 million TEUs outstanding (including $3.4 million of amortizing notes). The PSPs related to the TEUs are scheduled to be settled in Beazer Homes' common stock on July 15, 2015. If on that date, our common stock price is (1) at or below $14.50 per share, the PSPs will convert to 1.72414 shares per unit, (2) at or above $17.75 per share, the PSPs will convert to 1.40746 shares per unit or (3) between $14.50 and $17.75 per share, the PSPs will convert to a number of shares of our common stock equal to $25.00 divided by the applicable market value of our common stock. If the remaining TEU PSPs were converted at the settlement factor as of March 31, 2015 based on the stipulations of the underlying agreements, we would have been required to issue approximately 5.3 million shares of common stock to the instrument holders upon conversion.

(8) Borrowings

As of March 31, 2015 and September 30, 2014, we had the following long-term debt, net of discounts:

(In thousands)	Maturity Date	March 31, 2015	September 30, 2014
8 1/8% Senior Notes	June 2016	$172,879	$172,879
6 5/8% Senior Secured Notes	April 2018	300,000	300,000
9 1/8% Senior Notes	May 2019	235,000	235,000
5 3/4% Senior Notes	June 2019	325,000	325,000
7 1/2% Senior Notes	September 2021	200,000	200,000
7 1/4% Senior Notes	February 2023	200,000	200,000
TEU Senior Amortizing Notes	July 2015	3,401	6,703
Unamortized debt discounts		(4,019)	(4,399)
Total Senior Notes, net		$1,432,261	$1,435,183
Junior Subordinated Notes	July 2036	56,770	55,737
Cash Secured Loans	November 2017	22,368	22,368
Other secured notes payable	Various Dates	23,773	22,145
Total debt, net		$1,535,172	$1,535,433

Secured Revolving Credit Facility — Our $150 million Secured Revolving Credit Facility (the Facility) provides for future working capital and letter of credit capacity. On November 10, 2014, we executed an amendment with three of the four lenders, which included extending the maturity date of the Facility by one additional year. With this amendment, $130 million of the $150 million capacity will now mature in September 2016. One lender with a $20 million commitment chose not to extend their obligation, which is scheduled to mature in September 2015. The Facility allows us to issue letters of credit against the $150 million in total capacity. Subject to our option to cash collateralize our obligations under the Facility upon certain conditions, our obligations under the Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. We have also pledged approximately $1 billion of inventory assets to the Facility to collateralize potential future borrowings or letters of credit. As of March 31, 2015, we had $26.6 million in letters of credit outstanding, leaving us with $123.4 million in remaining capacity under the Facility; however, there were no borrowings under the Facility as of March 31, 2015 or September 30, 2014. The Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. As of March 31, 2015, we were in compliance with all such covenants.

Letter of Credit Facilities — We have entered into additional stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. As of March 31, 2015 and September 30, 2014, we have letters of credit outstanding under these additional facilities of $16.0 million and $39.1 million, respectively, all of which are secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide further letter of credit capacity.
Senior Notes — The majority of our Senior Notes are unsecured or secured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and are jointly and severally liable for obligations under the Senior Notes and the Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur additional indebtedness and to make certain investments. Specifically, all of our Senior Notes contain covenants that restrict our ability to incur additional indebtedness unless it is refinancing indebtedness or non-recourse indebtedness. The incurrence of refinancing indebtedness and non-recourse indebtedness, as defined in the applicable indentures, are exempted from the covenant test. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in the indentures of all of our Senior Notes as of March 31, 2015.
Our Senior Notes due 2016 (the 2016 Notes) contain the most restrictive covenants, including the consolidated tangible net worth covenant, which states that should our consolidated tangible net worth fall below $85 million for two consecutive quarters, the Company is required to make an offer to purchase 10% of the 2016 Notes at par. If triggered and fully subscribed, this could result in our having to purchase $27.5 million of the 2016 Notes, which may be reduced by certain 2016 Note repurchases (potentially at less than par) made in the open market after the triggering date. As of March 31, 2015, our consolidated tangible net worth was $238.1 million, well in excess of the minimum covenant requirement.
In April 2014, we issued and sold $325 million aggregate principal amount of 5.75% Senior Notes due June 2019 (the June 2019 Notes) at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the June 2019 Notes is payable semi-annually in cash in arrears, beginning on December 15, 2014. The June 2019 Notes will mature on June 15, 2019. Prior to maturity, we may, at our option, redeem the June 2019 Notes at any time, in whole or in part, at specified redemption prices, which also include a customary make-whole premium provision through March 15, 2019. In July 2014, we exchanged 100% of the June 2019 Notes for notes that are freely transferable and registered under the Securities Act of 1933.
The June 2019 Notes were issued on April 8, 2014 under an indenture (June 2019 Indenture) that contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the June 2019 Indenture) to, among other things, incur additional indebtedness, including secured indebtedness, and make certain types of restricted payments. The June 2019 Indenture contains customary events of default. Upon the occurrence of an event of default, payments on the June 2019 Notes may be accelerated and become immediately due and payable. Upon a change of control (as defined in the June 2019 Indenture), the June 2019 Indenture requires us to make an offer to repurchase the June 2019 Notes at 101% of their principal amount, plus accrued and unpaid interest.
We may redeem the June 2019 Notes at any time prior to March 15, 2019, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium and accrued and unpaid interest to, but excluding, the redemption date. In addition, at any time on or prior to June 15, 2017, we may redeem up to 35% of the aggregate principal amount of the June 2019 Notes with the proceeds of certain equity offerings at a redemption price equal to 105.750% of the principal amount of the June 2019 Notes plus accrued and unpaid interest, if any, to, but excluding, the date fixed for redemption, provided that at least 65% of the aggregate principal amount of the June 2019 Notes originally issued under the June 2019 Indenture remain outstanding after such redemption. On or after March 15, 2019, we may redeem some or all of the June 2019 Notes at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The proceeds from the June 2019 Notes were used to redeem all of our then outstanding Senior Notes due June 2018 (the June 2018 Notes), including the applicable $17.2 million make-whole premium. We recognized a loss on debt extinguishment of the June 2018 Notes of $19.8 million in the quarter ended June 30, 2014 related to the premiums paid and the write-off of unamortized debt issuance costs. The June 2018 Notes redeemed by the Company were canceled.
In September 2013, we issued and sold $200 million aggregate principal amount of 7.500% Senior Notes due September 2021 (the 2021 Notes) at a price of 98.541% (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the 2021 Notes is payable semi-annually in cash in arrears, beginning on March 15, 2014. The 2021 Notes will mature on September 15, 2021. Prior to maturity, we may, at our option, redeem the 2021 Notes at any time, in whole or in part, at specified redemption prices, which also include a customary make-whole premium provision through September 15, 2016. In January 2014, we exchanged 100% of the 2021 Notes for notes that are freely transferable and registered under the Securities Act of 1933.
The 2021 Notes were issued on September 30, 2013 under an indenture (2021 Indenture) that contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the 2021 Indenture) to, among other things, incur additional indebtedness, including secured indebtedness, and make certain types of restricted payments. The 2021 Indenture contains customary events of default. Upon the occurrence of an event of default, payments on the 2021 Notes may be accelerated and become immediately due and payable. Upon a change of control (as defined in the 2021 Indenture), the 2021 Indenture requires us to make an offer to repurchase the 2021 Notes at 101% of their principal amount, plus accrued and unpaid interest.
We may redeem the 2021 Notes at any time prior to September 15, 2016, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium and accrued and unpaid interest to the redemption date. In addition, at any time on or prior to September 15, 2016, we may redeem up to 35% of the aggregate principal amount of the 2021 Notes with the proceeds of certain equity offerings at a redemption price equal to 107.500% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, to the date fixed for redemption, provided that at least 65% of the aggregate principal amount of the 2021 Notes originally issued under the 2021 Indenture remain outstanding after such redemption. On or after September 15, 2016, we may redeem some or all of the 2021 Notes at redemption prices set forth in the Indenture. These percentages range from 100.000% to 105.625%.
In February 2013, we issued and sold $200 million aggregate principal amount of 7.25% Senior Notes due 2023 (the 2023 Notes) at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the

2023 Notes is payable semi-annually in cash in arrears. The 2023 Notes will mature on February 1, 2023. Prior to maturity, we may, at our option, redeem the 2023 Notes at any time, in whole or in part, at specified redemption prices, which also include a customary make-whole premium prior to February 1, 2018. In August 2013, we exchanged 100% of the 2023 Notes for notes that are freely transferable and registered under the Securities Act of 1933.
The 2023 Notes were issued on February 1, 2013 under an indenture (2023 Indenture) that contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries (as defined in the 2023 Indenture) to, among other things, incur additional indebtedness, including secured indebtedness, and make certain types of restricted payments. The 2023 Indenture contains customary events of default. Upon the occurrence of an event of default, payments on the 2023 Notes may be accelerated and become immediately due and payable. Upon a change of control (as defined in the 2023 Indenture), the 2023 Indenture requires us to make an offer to repurchase the 2023 Notes at 101% of their principal amount, plus accrued and unpaid interest.
We may redeem the 2023 Notes at any time prior to February 1, 2018, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium and accrued and unpaid interest to the redemption date. In addition, at any time on or prior to February 1, 2016, we may redeem up to 35% of the aggregate principal amount of 2023 Notes with the proceeds of certain equity offerings at a redemption price equal to 107.250% of the principal amount of the 2023 Notes plus accrued and unpaid interest, if any, to the date fixed for redemption, provided that at least 65% of the aggregate principal amount of the 2023 Notes originally issued under the 2023 Indenture remain outstanding after such redemption. On or after February 1, 2018, we may redeem some or all of the 2023 Notes at redemption prices set forth in the 2023 Indenture. These percentages range from 100.000% to 103.625%.
All unsecured Senior Notes rank equally in right of payment with all of our existing and future senior unsecured obligations, senior to all of the Company's existing and future subordinated indebtedness and effectively subordinated to the Company's existing and future secured indebtedness, including indebtedness under the Facility and our 6.625% Senior Secured Notes due April 2018, to the extent of the value of the assets securing such indebtedness. The unsecured Senior Notes and related guarantees are structurally subordinated to all indebtedness and other liabilities of all of the Company's subsidiaries that do not guarantee these notes. The unsecured Senior Notes are fully and unconditionally guaranteed jointly and severally on a senior basis by the Company's wholly-owned subsidiaries party to each applicable Indenture.
Senior Notes: Tangible Equity Units — In July 2012, we issued 4.6 million 7.5% TEUs (the 2012 TEUs), which were comprised of PSPs and senior amortizing notes. As the two components of the TEUs are legally separate and detachable, we have accounted for the two components as separate items for financial reporting purposes and valued them based on their relative fair value at the date of issuance. The amortizing notes are unsecured senior obligations and rank equally with all of our other unsecured indebtedness. Outstanding notes require quarterly payments of principal and interest through maturity. The PSPs were originally accounted for as equity (additional paid in capital) at the initial fair value of these contracts based on the relative fair value method. During the fiscal year ended September 30, 2014, we exchanged 890,000 TEUs, including approximately $2.4 million of amortizing notes, for Beazer Homes' common stock. The PSPs related to the remaining 2012 TEUs are scheduled to be settled in Beazer Homes' common stock on July 15, 2015. See Note 7 for more information related to this exchange and the future PSP settlement.
Junior Subordinated Notes — Unsecured junior subordinated notes (Junior Subordinated Notes) in the amount of $103.1 million mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and pay a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a floating interest rate as defined in the Junior Subordinated Notes Indenture. The obligations relating to these notes and the related securities are subordinated to the Facility and Senior Notes. In January 2010, we modified the terms of $75.0 million of these notes and recorded them at their estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of March 31, 2015, the unamortized accretion was $44.0 million and will be amortized over the remaining life of the notes.
As of March 31, 2015, we were in compliance with all covenants under our Junior Subordinated Notes.
Cash Secured Loans — We have two separate cash secured loan facilities with $22.4 million outstanding as of March 31, 2015. Borrowing under the cash secured loan facilities will replenish cash used to repay or repurchase the Company’s debt and would be considered “refinancing indebtedness” under certain of the Company’s existing indentures and debt covenants. However, because the loans are fully collateralized by cash equal to the loan amount, the loans do not provide liquidity to the Company.
The loans mature in November 2017; however, the lenders of these facilities may put the outstanding loan balances to the Company at the two or four year anniversaries of the loans. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our unaudited consolidated balance sheet as of March 31, 2015 and September 30, 2014. The cash secured loans have a maximum interest rate equivalent to LIBOR plus 0.4% per annum which is paid every three months following the effective date of each borrowing.

Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of March 31, 2015 and September 30, 2014, we had outstanding notes payable of $23.8 million and $22.1 million, respectively, primarily related to land acquisitions. These notes payable have varying expiration dates between 2016 and 2019 and have a weighted average fixed interest rate of 4.69% as of March 31, 2015. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.

(9) Income Taxes
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain limited exceptions. ASU 2013-11 was effective for annual reporting periods beginning on or after December 15, 2013 and interim periods within those annual periods. The Company adopted this guidance in the quarter ended December 31, 2014 with no significant impact to our financial statements.

In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. Our federal income tax returns for fiscal years 2011 through 2012 were agreed to with the IRS Appeals Office and approved by the Joint Committee on Taxation in the first quarter of fiscal year 2015. Certain state income tax returns for various fiscal years are under routine examination. The statute of limitations for our major tax jurisdictions remains open for examination for our fiscal year 2007 and subsequent years. As of March 31, 2015, it is reasonably possible that up to $3.2 million of our total uncertain tax positions will reverse within the next twelve months, primarily due to the expiration of statutes of limitation in various jurisdictions.

As of both March 31, 2015 and September 30, 2014, we had $0.4 million of accrued interest and penalties related to our unrecognized tax benefits.

We experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code (Section 382) as of January 12, 2010. Section 382 contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards (NOLs) and certain built-in losses or deductions recognized during the five-year period after the ownership change to offset future taxable income. Therefore, our ability to utilize our pre-ownership change NOLs and recognize certain built-in losses or deductions is limited by Section 382 to an estimated maximum amount of approximately $11.4 million ($4 million tax-effected) annually. Certain deferred tax assets are not subject to any limitation imposed. Due to the Section 382 limitation and the maximum carryforward period of our NOLs, we will be unable to fully recognize certain deferred tax assets. As future economic conditions unfold, we will be able to confirm that certain deferred tax assets will not provide any future tax benefit. At such time, we will remove any applicable deferred tax asset and corresponding valuation allowance.

Accordingly, a portion of our $477.1 million of total gross deferred tax assets, of which a significant amount relates to accrued losses on our inventory, may be unavailable due to the limitation imposed by Section 382. As of March 31, 2015, we estimate that between $7.9 million and $40.9 million may be unavailable due to our Section 382 limitation. As a result, upon the resumption of sustained profitability and reversal of our valuation allowance, we estimate that between $392.7 million and $425.6 million of our net deferred tax assets may be available to us for the reduction of future cash taxes. The actual realization of our deferred tax assets is difficult to predict and will be dependent on future events.

Considering the limitation imposed by Section 382, the table below depicts the classifications of our deferred tax assets as of March 31, 2015:

(In thousands)	March 31, 2015
Deferred tax assets:
Subject to annual limitation	$102,207
Generally not subject to annual limitation	333,959
Certain components likely to be subject to annual limitation	40,905
Total deferred tax assets	477,071
Deferred tax liabilities	(43,496)
Net deferred tax assets before valuation allowance	433,575
Valuation allowance	(433,529)
Net deferred tax assets	$46

Based upon an evaluation of all available evidence, we established a valuation allowance for substantially all of our deferred tax assets during our fiscal 2008. As of March 31, 2015, we continued our evaluation of whether the valuation allowance against our deferred tax assets was still required. We considered positive evidence including evidence of recovery in the housing markets where we operate, the prospects of continued profitability and growth, a strong backlog and sufficient balance sheet liquidity to sustain and grow operations. Although the Company’s performance and current positioning is bringing it closer to a conclusion that a valuation allowance is no longer needed, further evidence of sustained profitability is needed to reverse our valuation allowance against our deferred tax assets. Therefore, based upon all available positive and negative evidence, we concluded a valuation allowance is still needed for substantially all of our gross deferred tax assets at March 31, 2015. The Company's deferred tax asset valuation allowance was $433.5 million and $445.2 million as of March 31, 2015 and September 30, 2014, respectively. In future periods, we expect to reduce all or a portion of our valuation allowance, generating a non-cash tax benefit, if sufficient positive evidence is present indicating that it is more likely than not that a portion or all of our deferred tax assets will be realized. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.
(10) Contingencies
Beazer Homes and certain of our subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions. The Company is subject to the possibility of loss contingencies arising from its business. In determining loss contingencies, we consider the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated.
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
Our homebuilding work is performed by subcontractors that typically must agree to indemnify us with regard to their work and provide us with certificates of insurance demonstrating that they have met our insurance requirements and that we are named as an additional insured under their policies. Therefore, many claims relating to workmanship and materials that result in warranty spending are the primary responsibility of these subcontractors. In addition, we maintain insurance coverage relating to our construction efforts that can result in recoveries of warranty and construction defect costs above certain specified limits.
Warranty reserves are included in other liabilities and the provision for warranty accruals is included in home construction expenses in our unaudited consolidated financial statements. We record reserves covering anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by operating segment. An analysis by operating segment allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also contemplates the existence of any non-recurring or community-specific warranty-related matters that might not be included in our historical data and trends. While we adjust our estimated warranty liabilities each reporting period to the extent required as a result of our quarterly analyses, historical data and trends may not accurately predict actual warranty costs which could lead to a significant change in the reserve.

Changes in our warranty reserves are as follows for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period	$27,227	$11,911	$16,084	$11,663
Accruals for warranties issued (a)	1,630	1,047	3,155	2,170
Changes in liability related to warranties existing in prior periods (b)	6,524	1,480	20,754	3,223
Payments made	(6,587)	(1,877)	(11,199)	(4,495)
Balance at end of period	$28,794	$12,561	$28,794	$12,561
(a) Accruals for warranties issued is a function of the number of home closings in the period, the average selling prices of the homes and the rates of accrual per home estimated as a percentage of the selling price of the home. The increase in the amount of accrual in the current three-month and six-month periods compared to the comparable prior-year periods is due to an increase in the average selling prices of homes closed in the respective periods, as well as increases in certain divisions' accrual rates.
(b) Changes in liability related to warranties existing in prior periods increased in the current three-month and six-month periods primarily due to charges related to water intrusion issues in certain of our communities located in Florida. Refer to separate discussion of these issues below.

Florida and New Jersey Water Intrusion Issues

In the latter portion of fiscal 2014, we experienced an increase in calls from homeowners reporting stucco and water intrusion issues in certain of our communities in Florida and New Jersey. Through March 31, 2015, we have cumulatively recorded $22.8 million in charges related to these issues, of which $22.2 million related to communities in Florida and $0.6 million related to one community in New Jersey. Refer to discussion below for further detail of the charges by period.

Florida. The issues in Florida related to stucco installation in several communities ("the Florida stucco issues"). Through September 30, 2014, we had identified a total of 135 homes that we believed were likely to require more than minor repairs and recorded an associated warranty charge of $4.3 million. We had resolved repairs on 11 of those homes resulting in payments of $0.3 million. We consider warranty-related repairs for homes to be resolved when all repairs are complete and all repair costs are fully paid. As of September 30, 2014, our warranty liability included $4.0 million for the amount of estimated repair costs for the remaining 124 homes, as well as an estimate of repair costs for homes that were likely to be identified in the future. At that time, we believed the issues were isolated to a limited number of specific house plans in several specific communities.

During the first quarter of fiscal 2015, with many homeowners seeing an increased level of warranty-related activities occurring in their communities, the number of stucco and water-related warranty calls in Florida increased significantly. This led us to expand the scope of our inspections, including to homes and communities from which no warranty calls had been received. This enhanced review, together with our growing experience repairing homes previously identified, resulted in us determining that more homes and communities in Florida were likely to be adversely affected. Based on all of these activities and our resulting analysis, we recorded additional warranty expense of $13.6 million in the first quarter of fiscal 2015 related to the Florida stucco issues.

Through December 31, 2014, we had identified a total of 382 homes, with an average age of more than 8 years, in Florida with stucco installation issues that we believed were likely to require more than minor repairs, of which 42 were already fully repaired by the end of the first quarter of fiscal 2015 and numerous others were in various stages of repair. During the first quarter of fiscal 2015, we paid $1.4 million to repair such homes. As of December 31, 2014, our overall warranty liability included $16.2 million to complete repairs on the remaining 340 homes, as well as an estimated amount to cover repair costs for additional homes that we believed likely to be identified in the future.

During the current quarter, we continued to accumulate additional facts that have better allowed us to assess our risk for stucco installation issues and subsequent repairs. We determined that an additional warranty expense of $4.3 million was required during the second quarter of fiscal 2015 to cover additional homes identified as likely requiring more than minor repairs. As of March 31, 2015, 436 homes have been identified likely to require repairs, of which 65 homes have been repaired. We also have acquired additional data concerning the actual costs to repair each home at risk based on historical repair costs for each community. After considering repair costs already paid of $3.3 million in the current quarter, the remaining accrual to cover the potential repair costs for homes impacted by the Florida stucco issues is $17.2 million as of March 31, 2015, which is included in our overall warranty liability.

Our assessment of the Florida stucco issues is ongoing. As a result, we anticipate that our assessment as to the ultimate magnitude of our liability may change as additional information is obtained. We believe that we will recover a portion of our repair costs related to the Florida stucco issues from various sources, including the subcontractors involved with the construction of these homes and their insurers; however, no amounts related to subcontractor recoveries have been recorded in our unaudited consolidated financial statements as of March 31, 2015.

New Jersey. The water intrusion issues in New Jersey related to flashing and stone installation in one specific community. These homes had an average age of 8 years. No new homes were identified in New Jersey during the first six months of fiscal 2015. As of March 31, 2015, we believe the remaining warranty liability for New Jersey encompasses the probable cost of the repair effort remaining to resolve the issues in that community and is not material.

Insurance Recoveries
The Company has entered into contracts with a third-party insurance provider which allow for the recovery of certain warranty costs incurred by us above a specified threshold for each period covered. Due to the significant costs we have incurred related to the Florida stucco issues, as well as other warranty issues that have not been separately discussed, we have, in the current quarter, surpassed these thresholds for certain contract years. As such, we expect additional costs incurred in the future for further warranty work on homes within these contract years will be reimbursed by our insurer.

During the current quarter, warranty costs expensed beyond the threshold set in our insurance contracts were recorded related to homes impacted by the Florida stucco issues, as well as other various warranty issues, resulting in our recording of $5.7 million in insurance recoveries that we deem to be probable of receiving. Of this amount, $4.3 million is associated with the incremental current quarter expense from the Florida stucco issues, while the remainder relates to expenditures for other warranty issues that are also over our insurance thresholds. Amounts recorded for anticipated insurance recoveries are reflected within our unaudited consolidated statement of income as a reduction of our current quarter home construction expenses, and have been recorded on a gross basis as a receivable within accounts receivable on our unaudited consolidated balance sheet as of March 31, 2015.

Amounts to be recovered under our insurance plans will vary based on whether additional warranty costs are incurred for periods for which our threshold has already been met. As a result, we anticipate the balance of our established receivable for insurance recoveries to fluctuate for potential future reimbursements, as well as the payments ultimately received from our insurer.

Litigation
In the normal course of business, we are subject to various lawsuits. We cannot predict or determine the timing or final outcome of these lawsuits or the effect that any adverse findings or determinations in pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss, if any, cannot presently be made with respect to certain of these pending matters. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages, which may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our financial condition, results of operations, or cash flows.
Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement and associated Bill of Information (the “DPA”) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (the HUD Agreement) and the Civil Division of the United States Department of Justice. We have satisfied our obligations under the DPA and in July 2014 the United States District Court for the Western Division of North Carolina dismissed the Bill of Information. However, under these agreements, we are obligated to make payments equal to 4% of “adjusted EBITDA,” as defined in the agreements, until the earlier of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of March 31, 2015, we have paid a cumulative $24.9 million and an additional $0.8 million has been recorded as a liability at March 31, 2015.
We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions, most relating to construction defects, moisture intrusion and product liability. Certain of the liabilities resulting from these actions are covered in whole or in part by insurance. In our opinion, based on our current assessment, the ultimate resolution of these matters, excluding the Florida stucco issues previously discussed, will not have a material adverse effect on our financial condition, results of operations or cash flows.
We have accrued $8.4 million and $13.4 million in other liabilities related to litigation and other matters, excluding warranty, as of March 31, 2015 and September 30, 2014, respectively.

We had outstanding letters of credit and performance bonds of approximately $42.6 million and $217.4 million, respectively, at March 31, 2015 related principally to our obligations to local governments to construct roads and other improvements in various developments. We have no outstanding letters of credit relating to our land option contracts as of March 31, 2015.

(11) Fair Value Measurements
As of March 31, 2015, we had assets in our consolidated balance sheets that were required to be measured at fair value on a recurring or non-recurring basis. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; and Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.

Certain of our assets are required to be recorded at fair value on a recurring basis. The fair value of our deferred compensation plan assets are based on market-corroborated inputs and have therefore been classified as Level 2.

Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value of these assets may not be recovered. We review our long-lived assets, including inventory, for recoverability when factors indicate impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair values of our investments in unconsolidated entities are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities.

See Notes 2 and 5 for additional information related to the fair value accounting for the assets listed below. Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter.

The following table presents our assets measured at fair value on a recurring and non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the six months ended March 31, 2015 and 2014:

(In thousands)	Level 1	Level 2	Level 3	Total
Six Months Ended March 31, 2015
Deferred compensation plan assets (a)	—	$567	—	$567
Six Months Ended March 31, 2014
Deferred compensation plan assets (a)	—	$409	—	$409
Land held for sale (b)	—	—	$4,766	4,766
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis.
The fair value of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, cash secured loans and other secured notes payable approximate their carrying amounts due to the short maturity of these assets and liabilities.
Obligations related to land not owned under option agreements approximate fair value. The following table presents the carrying values and estimated fair values of our other financial liabilities as of March 31, 2015 and September 30, 2014:

(In thousands)	As of March 31, 2015		As of September 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,432,261	$1,446,701	$1,435,183	$1,462,899
Junior Subordinated Notes	56,770	56,770	55,736	55,736
	$1,489,031	$1,503,471	$1,490,919	$1,518,635

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

(12) Stock-based Compensation
For the three and six months ended March 31, 2015, our total stock-based compensation included in general and administrative expenses (G&A) in our unaudited consolidated statements of income was approximately $1.5 million ($1.1 million net of tax) and $2.9 million ($2.2 million net of tax), respectively. The fair value of each stock option/SSAR granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). The fair value of each performance-based stock grant is estimated on the date of grant using the Monte Carlo valuation method. The cash-settled component of any awards granted to employees are accounted for as a liability award and the liability is adjusted to fair value each reporting period until vested. Non-performance based stock is valued based on the market price of the common stock on the date of the grant.
During the six months ended March 31, 2015 and 2014, employees surrendered 9,899 and 21,772 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $185,000 and $414,000 for the six months ended March 31, 2015 and 2014, respectively.

Stock Options: The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price. As of March 31, 2015, our stock options/SSARs outstanding had an intrinsic value of $1.4 million. The stock options/SSARs vested and expected to vest in the future had a weighted average expected life of 2.3 years. The aggregate intrinsic value of exercisable stock options/SSARs as of March 31, 2015 was $1.2 million.
Activity related to stock options/SSARs for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2015		March 31, 2015
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	650,223	$18.12	650,233	$18.12
Granted	—	—	—	—
Exercised	(456)	12.07	(456)	12.07
Expired	—	—	—	—
Forfeited	(3,137)	20.32	(3,147)	20.32
Outstanding at end of period	646,630	$18.12	646,630	$18.12
Exercisable at end of period	491,932	$18.39	491,932	$18.39
Vested or expected to vest in the future	646,437	$18.12	646,437	$18.12

Stock Awards: Compensation cost arising from stock awards granted to employees is recognized as an expense within general and administrative expenses in our unaudited consolidated statements of income using the straight-line method over the vesting period. As of March 31, 2015 and September 30, 2014, there was $14.3 million and $10.0 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at March 31, 2015 is expected to be recognized over a weighted average period of 2.9 years.
During the six months ended March 31, 2015, we issued 194,341 shares of performance-based restricted stock (Performance Shares) to our executive officers and certain other corporate employees. The first type of Performance Shares granted requires a total shareholder return (TSR) that compares favorably against an 11-member peer group measured at the end of a three-year performance period (TSR Performance Shares). The number of TSR Performance Shares that actually vest will range from 0% to 150% of the target number, based on the Company’s TSR ranking relative to its peer group during the three-year performance period. TSR calculations for the Company and the peer group companies are based on the average closing price of the Company’s common stock on the NYSE for the 20 trading days immediately preceding (i) the start of the performance period (October 1, 2014) and (ii) the end of the performance period (September 30, 2017). The grants of the TSR Performance Shares were valued using the Monte Carlo valuation method and had an estimated fair value of $19.90 per share.
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

The methodology used to determine these assumptions is similar to the Black-Scholes Model; however, the expected term is determined by the model in the Monte Carlo simulation.
The second type of Performance Shares granted are structured to require absolute performance measured by the Company’s fiscal year 2017 pre-tax income (PTI), defined as the Company’s income from continuing operations before taxes and excluding impairments and abandonments, bond losses and such other non-recurring items as the Compensation Committee of our Board of Directors may approve (PTI Performance Shares). The PTI Performance Shares will vest in 2017, subject to determination of the Company’s actual pre-tax income performance. The PTI Performance Shares will be fully earned at a target pre-tax income level, with a 50% payout at the threshold level of pre-tax income and a 200% payout at the maximum level of pre-tax income. Once the threshold 2017 pre-tax income performance level is achieved, to the extent the actual 2017 pre-tax income performance is between the threshold and target performance levels, or between the target and maximum performance levels, linear interpolation between the award opportunity percentages will be applied to determine the actual payout.
Performance Shares in excess of the target number (194,341) may be settled in cash or additional shares at the discretion of the Compensation Committee. Any portion of the Performance Shares that do not vest at the end of the period will be forfeited.
Activity relating to stock awards, including the Performance Shares, for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2015		March 31, 2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	968,439	$18.31	746,567	$15.76
Granted	—	—	390,870	19.07
Vested	(271)	18.85	(63,078)	15.90
Forfeited	(14,560)	19.11	(120,751)	6.39
End of period	953,608	$18.29	953,608	$18.29

(13) Other Accrued Liabilities
Other liabilities include the following as of March 31, 2015 and September 30, 2014:

(In thousands)	March 31, 2015	September 30, 2014
Accrued interest	$31,554	$34,645
Accrued warranty expense	28,794	16,084
Customer deposits	18,959	11,977
Accrued bonuses and deferred comp	12,381	24,270
Litigation accrual	8,371	13,401
Income tax liabilities	2,303	5,576
Other	35,073	36,563
Total	$137,435	$142,516

(14) Segment Information
We currently operate in 15 states which are grouped into three homebuilding segments based on geography. Revenues in our homebuilding segments are derived from the sale of homes which we construct and from land and lot sales. Our reportable segments have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. We have considered the applicable aggregation criteria, and have combined our homebuilding operations into the three reportable segments as follows:
West: Arizona, California, Nevada and Texas
East: Delaware, Indiana, Maryland, New Jersey, Pennsylvania, Tennessee (Nashville) and Virginia
Southeast: Florida, Georgia, North Carolina (Raleigh) and South Carolina
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding, land sale and other revenues less home construction, land development and land sale expense, commission expense, depreciation and amortization and certain general and administrative expenses which are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are described in Note 1 to our consolidated financial statements in our 2014 Annual Report.

The following tables contain our revenue, operating income (loss) and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2015	2014	2015	2014
Revenue
West	$115,381	$121,886	$202,846	$244,462
East	103,179	83,366	207,992	190,955
Southeast	80,799	64,769	154,285	127,774
Total revenue	$299,359	$270,021	$565,123	$563,191

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2015	2014	2015	2014
Operating income (loss)
West	$10,599	$14,338	$17,382	$30,100
East	5,744	2,994	13,113	11,229
Southeast	7,051	4,162	818	9,790
Segment total	23,394	21,494	31,313	51,119
Corporate and unallocated (a)	(16,958)	(15,877)	(34,367)	(33,970)
Total operating income (loss)	$6,436	$5,617	$(3,054)	$17,149

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2015	2014	2015	2014
Depreciation and amortization
West	$1,265	$1,304	$2,032	$2,686
East	526	556	1,194	1,248
Southeast	539	358	1,024	749
Segment total	2,330	2,218	4,250	4,683
Corporate and unallocated (a)	451	613	872	1,055
Depreciation and amortization - continuing operations	$2,781	$2,831	$5,122	$5,738
(a) Corporate and unallocated operating loss includes amortization of capitalized interest and expenses related to numerous shared services functions including information technology, treasury, corporate finance, legal, branding and other national marketing costs that benefit all segments, the costs of which are not allocated to the operating segments reported above. Corporate and unallocated depreciation and amortization represents depreciation and amortization related to assets held by corporate functions that benefit all segments.
The following table contains our capital expenditures by segment for the periods presented:

	Six Months Ended
	March 31,
(In thousands)	2015	2014
Capital Expenditures
West	$2,659	$2,661
East	2,067	1,546
Southeast	1,899	1,022
Corporate and unallocated	853	1,412
Total capital expenditures	$7,478	$6,641

The following table contains our asset balance by segment as of March 31, 2015 and September 30, 2014:

(In thousands)	March 31, 2015	September 30, 2014
Assets
West	$835,345	$756,575
East	466,764	433,032
Southeast	336,106	299,215
Corporate and unallocated (a)	394,038	577,398
Total assets	$2,032,253	$2,066,220
(a) Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other items that are not allocated to the segments.

(15) Supplemental Guarantor Information
As discussed in Note 8, our obligations to pay principal, premium, if any, and interest under certain debt issuances are guaranteed on a joint and several basis by substantially all of our subsidiaries. Certain of our immaterial subsidiaries do not guarantee our Senior Notes or the Facility. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc.

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
March 31, 2015
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$136,642	$12,037	$981	$(3,399)	$146,261
Restricted cash	41,665	1,504	—	—	43,169
Accounts receivable (net of allowance of $1,305)	—	35,877	3	—	35,880
Income tax receivable	46	—	—	—	46
Owned inventory	—	1,757,036	—	—	1,757,036
Investments in marketable securities and unconsolidated entities	773	9,599	—	—	10,372
Deferred tax assets, net	46	—	—	—	46
Property, plant and equipment, net	—	21,153	—	—	21,153
Investments in subsidiaries	251,040	—	—	(251,040)	—
Intercompany	1,359,657	—	2,394	(1,362,051)	—
Other assets	14,835	3,365	90	—	18,290
Total assets	$1,804,704	$1,840,571	$3,468	$(1,616,490)	$2,032,253
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$100,844	$—	$—	$100,844
Other liabilities	32,109	104,694	632	—	137,435
Intercompany	2,394	1,363,056	—	(1,365,450)	—
Total debt (net of discounts of $4,019)	1,511,399	23,773	—	—	1,535,172
Total liabilities	1,545,902	1,592,367	632	(1,365,450)	1,773,451
Stockholders’ equity	258,802	248,204	2,836	(251,040)	258,802
Total liabilities and stockholders’ equity	$1,804,704	$1,840,571	$3,468	$(1,616,490)	$2,032,253

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
September 30, 2014
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$301,980	$22,034	$1,614	$(1,474)	$324,154
Restricted cash	61,945	996	—	—	62,941
Accounts receivable (net of allowance of $1,245)	—	34,428	1	—	34,429
Income tax receivable	46	—	—	—	46
Owned inventory	—	1,557,496	—	—	1,557,496
Consolidated inventory not owned	—	3,857	—	—	3,857
Investments in marketable securities and unconsolidated entities	773	37,568	—	—	38,341
Deferred tax assets, net	2,823	—	—	—	2,823
Property, plant and equipment, net	—	18,673	—	—	18,673
Investments in subsidiaries	253,540	—	—	(253,540)	—
Intercompany	1,195,349	—	2,405	(1,197,754)	—
Other assets	17,226	6,144	90	—	23,460
Total assets	$1,833,682	$1,681,196	$4,110	$(1,452,768)	$2,066,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$106,237	$—	$—	$106,237
Other liabilities	38,871	102,833	812	—	142,516
Intercompany	2,405	1,196,823	—	(1,199,228)	—
Obligations related to land not owned under option agreements	—	2,916	—	—	2,916
Total debt (net of discounts of $4,399)	1,513,288	22,145	—	—	1,535,433
Total liabilities	1,554,564	1,430,954	812	(1,199,228)	1,787,102
Stockholders’ equity	279,118	250,242	3,298	(253,540)	279,118
Total liabilities and stockholders’ equity	$1,833,682	$1,681,196	$4,110	$(1,452,768)	$2,066,220

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Income and Unaudited Comprehensive Income (Loss)
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2015
Total revenue	$—	$299,359	$33	$(33)	$299,359
Home construction and land sales expenses	9,782	235,697	—	(33)	245,446
Gross (loss) profit	(9,782)	63,662	33	—	53,913
Commissions	—	11,969	—	—	11,969
General and administrative expenses	—	32,694	33	—	32,727
Depreciation and amortization	—	2,781	—	—	2,781
Operating (loss) income	(9,782)	16,218	—	—	6,436
Equity in income of unconsolidated entities	—	82	—	—	82
Other (expense) income, net	(7,695)	(777)	(1)	—	(8,473)
(Loss) income before income taxes	(17,477)	15,523	(1)	—	(1,955)
(Benefit from) provision for income taxes	(6,456)	6,561	—	—	105
Equity in income of subsidiaries	8,961	—	—	(8,961)	—
(Loss) income from continuing operations	(2,060)	8,962	(1)	(8,961)	(2,060)
Income (loss) from discontinued operations	—	68	(4)	—	64
Equity in income of subsidiaries from discontinued operations	64	—	—	(64)	—
Net (loss) income	$(1,996)	$9,030	$(5)	$(9,025)	$(1,996)
Change in unrealized loss related to available-for-sale securities	1,070	—	—	—	1,070
Comprehensive (loss) income	$(926)	$9,030	$(5)	$(9,025)	$(926)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended March 31, 2014
Total revenue	$—	$270,021	$100	$(100)	$270,021
Home construction and land sales expenses	7,379	209,690	—	(100)	216,969
Inventory impairments and option contract abandonments	—	880	—	—	880
Gross (loss) profit	(7,379)	59,451	100	—	52,172
Commissions	—	11,096	—	—	11,096
General and administrative expenses	—	32,592	36	—	32,628
Depreciation and amortization	—	2,831	—	—	2,831
Operating (loss) income	(7,379)	12,932	64	—	5,617
Equity in loss of unconsolidated entities	—	(17)	—	—	(17)
Loss on extinguishment of debt	(153)	—	—	—	(153)
Other (expense) income, net	(14,659)	933	(1)	—	(13,727)
(Loss) income before income taxes	(22,191)	13,848	63	—	(8,280)
(Benefit from) provision for income taxes	(210)	131	23	—	(56)
Equity in income of subsidiaries	13,757	—	—	(13,757)	—
(Loss) income from continuing operations	(8,224)	13,717	40	(13,757)	(8,224)
Income (loss) from discontinued operations	—	257	(4)	—	253
Equity in income of subsidiaries from discontinued operations	253	—	—	(253)	—
Net (loss) income and comprehensive (loss) income	$(7,971)	$13,974	$36	$(14,010)	$(7,971)

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Income and Unaudited Comprehensive Income (Loss)
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2015
Total revenue	$—	$565,123	$131	$(131)	$565,123
Home construction and land sales expenses	17,976	458,147	—	(131)	475,992
Gross (loss) profit	(17,976)	106,976	131	—	89,131
Commissions	—	22,895	—	—	22,895
General and administrative expenses	—	64,108	60	—	64,168
Depreciation and amortization	—	5,122	—	—	5,122
Operating (loss) income	(17,976)	14,851	71	—	(3,054)
Equity in income of unconsolidated entities	—	224	—	—	224
Other (expense) income, net	(17,442)	(463)	(2)	—	(17,907)
(Loss) income before income taxes	(35,418)	14,612	69	—	(20,737)
(Benefit from) provision for income taxes	(13,083)	12,467	25	—	(591)
Equity in income of subsidiaries	2,189	—	—	(2,189)	—
(Loss) income from continuing operations	(20,146)	2,145	44	(2,189)	(20,146)
Loss from discontinued operations	—	(4,183)	(7)	—	(4,190)
Equity in loss of subsidiaries from discontinued operations	(4,190)	—	—	4,190	—
Net (loss) income	$(24,336)	$(2,038)	$37	$2,001	$(24,336)
Change in unrealized loss related to available-for-sale securities	1,276	—	—	—	1,276
Comprehensive (loss) income	$(23,060)	$(2,038)	$37	$2,001	$(23,060)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2014
Total revenue	$—	$563,191	$180	$(180)	$563,191
Home construction and land sales expenses	14,514	441,104	—	(180)	455,438
Inventory impairments and option contract abandonments	—	911	—	—	911
Gross (loss) profit	(14,514)	121,176	180	—	106,842
Commissions	—	22,917	—	—	22,917
General and administrative expenses	—	60,976	62	—	61,038
Depreciation and amortization	—	5,738	—	—	5,738
Operating (loss) income	(14,514)	31,545	118	—	17,149
Equity in income of unconsolidated entities	—	302	—	—	302
Loss on extinguishment of debt	(153)	—	—	—	(153)
Other (expense) income, net	(30,692)	1,212	(4)	—	(29,484)
(Loss) income before income taxes	(45,359)	33,059	114	—	(12,186)
(Benefit from) provision for income taxes	(199)	145	40	—	(14)
Equity in income of subsidiaries	32,988	—	—	(32,988)	—
(Loss) income from continuing operations	(12,172)	32,914	74	(32,988)	(12,172)
Loss from discontinued operations	—	(930)	(7)	—	(937)
Equity in loss of subsidiaries and discontinued operations	(937)	—	—	937	—
Net (loss) income and comprehensive (loss) income	$(13,109)	$31,984	$67	$(32,051)	$(13,109)

Beazer Homes USA, Inc.
 Unaudited Condensed Consolidating Statements of Cash Flow
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2015
Net cash used in operating activities	$(31,274)	$(171,497)	$(145)	$—	$(202,916)
Cash flows from investing activities:
Capital expenditures	—	(7,478)	—	—	(7,478)
Investments in unconsolidated entities	—	(1,670)	—	—	(1,670)
Proceeds from sale of marketable securities and unconsolidated entities	—	24,211	—	—	24,211
Increases in restricted cash	(1,319)	(1,168)	—	—	(2,487)
Decreases in restricted cash	21,601	658	—	—	22,259
Advances to/from subsidiaries	(145,846)	—	—	145,846	—
Net cash (used in) provided by investing activities	(125,564)	14,553	—	145,846	34,835
Cash flows from financing activities:
Repayment of debt	(8,702)	(812)	—	—	(9,514)
Debt issuance costs	(126)	—	—	—	(126)
Dividends paid	500	—	(500)	—	—
Advances to/from subsidiaries	—	147,759	12	(147,771)	—
Other financing activities	(172)	—	—	—	(172)
Net cash (used in) provided by financing activities	(8,500)	146,947	(488)	(147,771)	(9,812)
Decrease in cash and cash equivalents	(165,338)	(9,997)	(633)	(1,925)	(177,893)
Cash and cash equivalents at beginning of period	301,980	22,034	1,614	(1,474)	324,154
Cash and cash equivalents at end of period	$136,642	$12,037	$981	$(3,399)	$146,261
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Six Months Ended March 31, 2014
Net cash used in operating activities	$(45,803)	$(142,360)	$111	$—	$(188,052)
Cash flows from investing activities:
Capital expenditures	—	(6,641)	—	—	(6,641)
Investments in unconsolidated entities	—	(3,193)	—	—	(3,193)
Increases in restricted cash	(1,898)	(690)	—	—	(2,588)
Decreases in restricted cash	39	762	—	—	801
Net cash used in investing activities	(1,859)	(9,762)	—	—	(11,621)
Cash flows from financing activities:
Repayment of debt	(3,857)	(890)	—	—	(4,747)
Debt issuance costs	(26)	—	—	—	(26)
Advances to/from subsidiaries	(145,227)	148,387	(59)	(3,101)	—
Other financing activities	(393)	—	—	—	(393)
Net cash (used in) provided by financing activities	(149,503)	147,497	(59)	(3,101)	(5,166)
Decrease in cash and cash equivalents	(197,165)	(4,625)	52	(3,101)	(204,839)
Cash and cash equivalents at beginning of period	499,341	6,324	1,637	(2,843)	504,459
Cash and cash equivalents at end of period	$302,176	$1,699	$1,689	$(5,944)	$299,620

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
We have classified the results of operations of our discontinued operations separately in the accompanying unaudited consolidated statements of income for all periods presented. There were no material assets or liabilities related to our discontinued operations as of March 31, 2015 or September 30, 2014. Discontinued operations were not segregated in the unaudited consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited consolidated statements of cash flows will not agree with the respective data in the unaudited consolidated statements of income. The results of our discontinued operations in the unaudited consolidated statements of income for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2015	2014	2015	2014
Total revenue	$280	$—	$280	$464
Home construction and land sales expenses (a)	105	1,497	4,056	2,952
Gross profit (loss)	175	(1,497)	(3,776)	(2,488)
General and administrative expenses (b)	114	(1,750)	418	(1,561)
Operating income (loss)	61	253	(4,194)	(927)
Other income (expense), net	1	—	1	—
Income (loss) from discontinued operations before income taxes	62	253	(4,193)	(927)
(Benefit from) provision for income taxes	(2)	—	(3)	10
Income (loss) from discontinued operations, net of tax	$64	$253	$(4,190)	$(937)
(a) The six months ended March 31, 2015 includes a $3.7 million expense related to the probable liability of a case regarding alleged past construction defects in our discontinued operation in Denver, Colorado.
(b) The three and six months ended March 31, 2014 includes approximately $1.9 million of recoveries received for legal fees related to outstanding matters in Denver, Colorado.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Executive Overview and Outlook

Executive Overview and Outlook:

Market Conditions
We believe that the housing recovery continues to move forward as evidenced, in part, by the improved sales pace experienced thus far in the spring selling season. The fundamentals, including favorable demographic trends, excellent affordability and employment growth continue to point to a stronger and more stable level of demand for new homes than the uneven levels the industry experienced during fiscal 2014. The overall shape of the recovery has been flatter than many predicted, in large part, due to continuing mortgage constraints, employment insecurity and lack of wage growth. As a result of these issues, we continue to anticipate a slow but steady recovery.
Overview of Results for Our Fiscal Second Quarter
For the quarter ended March 31, 2015, we recorded a net loss from continuing operations of $2.1 million, an improvement of $6.2 million from the prior year on fewer closings. We exceeded our sales objectives, growing new home orders by 22.2% over the prior year quarter, achieving 3.5 sales per community per month and growing our average community count by 14.3%. Additionally, our average selling price on closings was above $300 thousand for the first time in the Company's history, finishing at $305.8 thousand (an increase of 12.3% over the prior year quarter). Finally, we ended March 2015 with 2,533 units in backlog, a 17.1% increase from the prior year period, with an average selling price of $321.4 thousand (9.1% greater than the average selling price of backlog as of the end of the prior year quarter), providing evidence of additional increases in our average selling prices in the quarters ahead.

During the current quarter, we made the decision that we would not continue to invest in new homebuilding assets in our New Jersey division. We anticipate closing the remaining homes under production by the end of September 2015 and will redirect the capital invested in this market to other areas of our operations. While the short-term impact of reallocating this capital may slightly delay the achievement of our $2 billion revenue and $200 million EBITDA targets discussed below, the impact is expected to be modestly positive on our gross margins in fiscal 2016 and on return on capital by fiscal 2017.

We also activated a $41 million land parcel from land held for future development located in the Natomas flood basin in Sacramento, California. We anticipate construction of model homes to begin in the fall of 2015, with sales and closing activity from multiple price points within the community during our fiscal 2016 as we re-open our Sacramento division. After taking this activation into account, land held for future development has been reduced to $271 million as of March 31, 2015, which represents 15 percent of our total inventory.

Reaching “2B-10”

In November 2013, we introduced a multi-year “2B-10” plan, which provided a roadmap of revenue and margin metrics to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Taken together, reaching “2B-10” would result in Adjusted EBITDA of at least $200 million. In November of 2014, we refined the specific metrics we expected would lead us to the “2B-10” objectives, and identified fiscal 2016 as our targeted achievement date. Reaching the revenue component of “2B-10” depends primarily on our ability to improve our sales per community per month, increase our average selling prices and grow our active community count, while reaching the Adjusted EBITDA margin component requires us to maintain recent levels of homebuilding gross margins and achieve additional selling, general and administrative (“SG&A”) cost leverage as our revenue grows.

Since introducing our “2B-10” plan, we have made significant strides toward achieving its objectives, with meaningful improvements in all key metrics. While our initial improvements were primarily related to better absorption rates and higher margins, more recently, we have improved average selling prices and our community count. These improvements are due to the intense focus we have placed on the operational drivers of this plan, and, in part, to improved market conditions. Here’s where we currently stand on each of the five key target metrics in relation to our current “2B-10” roadmap:

•
Our sales per community per month was 2.8 for the trailing 12 months ended March 31, 2015 versus 2.9 a year ago and 3.0 in our “2B-10” plan. However, sales per community per month was 3.5 for the quarter ended March 31, 2015, an increase from 3.3 in the prior year quarter. Despite the slight year over year decline in the trailing twelve months, we believe we are currently among the industry leaders in sales absorption rates, so our operational efforts have been focused on improvements in other “2B-10” target metrics in recent quarters.

•
Our ASP for the trailing 12 months ended March 31, 2015 was $295,000, up 10.7% year-over-year, and our ASP in backlog at March 31, 2015 has risen 9.1% to $321,000 versus the prior year. Our “2B-10” ASP target metric is $325,000.

•
We ended March 2015 with 163 active communities, up 18.1% over last year. In order to sustain and further increase our active community count, we invested $102.1 million in land and land development during the current quarter. This investment brings our total spending for the trailing 12 month period to $546.3 million. Our “2B-10” target metric is to reach 170 communities.

•
Homebuilding gross margins, excluding impairments, abandonments and interest for the trailing 12 months ended March 31, 2015 was 20.9%. Excluding the cumulative impact over the past 12 months of the $22.8 million in costs related to the Florida stucco issues and the water intrusion issues in New Jersey and the $4.3 million credit for anticipated insurance recoveries associated with current quarter expenses for the Florida stucco issues, homebuilding gross margins would have been 22.2% over the trailing 12 months, an increase of 90 basis points over the prior year. Our “2B-10” target metric is 22%.

•
SG&A for the trailing 12 months ended March 31, 2015 was 13.5% of total revenue, which is above our “2B-10” target of 12%. As we grow revenue from our larger base of communities and higher ASPs, we expect to demonstrate improved SG&A cost leverage.

•
For the trailing 12 months ended March 31, 2015, our revenues were $1.466 billion, up 11% year-over-year and Adjusted EBITDA has increased $3.4 million, or 3%, to $106.9 million. Excluding the following items, Adjusted EBITDA for the trailing 12 months ended March 31, 2015 increased $25.6 million, or 24.8%: (1) additional expense recorded related to the Florida stucco issues and water intrusion issues in New Jersey of $22.8 million ($4.3 million in the current quarter; refer to Note 10 of the notes to our unaudited consolidated financial statements in this Form 10-Q); (2) a $3.7 million expense in discontinued operations; and (3) a credit to cost of sales of $4.3 million for anticipated insurance recoveries associated with the incremental current quarter expense from the Florida stucco issues that has exceeded our insurance policy thresholds and are the responsibility of our insurer.

We expect to continue our focus on our “2B-10” metrics during fiscal 2015 with particular emphasis on continuing to grow our active community count.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the six months ended March 31, 2015 may not accurately predict our ultimate full year results.

RESULTS OF OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
($ in thousands)	2015	2014	2015	2014
Revenues:
Homebuilding	$286,222	$266,125	$547,804	$556,083
Land sales and other	13,137	3,896	17,319	7,108
Total	$299,359	$270,021	$565,123	$563,191
Gross profit:
Homebuilding	$52,379	$51,655	$87,656	$106,105
Land sales and other	1,534	517	1,475	737
Total	$53,913	$52,172	$89,131	$106,842
Gross margin:
Homebuilding	18.3%	19.4%	16.0%	19.1%
Land sales and other	11.7%	13.3%	8.5%	10.4%
Total	18.0%	19.3%	15.8%	19.0%
Commissions	$11,969	$11,096	$22,895	$22,917
General and administrative expenses (G&A)	32,727	32,628	64,168	61,038
SG&A (commissions plus G&A) as a percentage of total revenue	14.9%	16.2%	15.4%	14.9%
G&A as a percentage of total revenue	10.9%	12.1%	11.4%	10.8%
Depreciation and amortization	$2,781	$2,831	$5,122	$5,738
Operating income (loss)	$6,436	$5,617	$(3,054)	$17,149
Operating income (loss) as a percentage of total revenue	2.1%	2.1%	(0.5)%	3.0%
Effective Tax Rate (a)	(5.4)%	0.7%	2.8%	0.1%
Equity in income (loss) of unconsolidated entities	$82	$(17)	$224	$302
Loss on extinguishment of debt	$—	$(153)	$—	$(153)
(a) Calculated as tax expense for the period divided by income from continuing operations.

EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA
Reconciliation of Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, debt extinguishment, impairments and abandonments) to total company net loss, the most directly comparable GAAP measure, is provided for each period discussed below. Management believes that Adjusted EBITDA assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, tax position and level of impairments. These EBITDA measures should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance.
In addition, given the unusual size and nature of certain charges recorded during the periods presented, Adjusted EBITDA is also shown excluding these charges in the following table. Management believes that this representation best reflects the operating characteristics of the company.

The following table reconciles our net loss to Adjusted EBITDA for the periods presented:

	Quarter Ended March 31,			Six Months Ended March 31,			LTM Ended March 31, (a)
	2015	2014	15 v 14	2015	2014	15 v 14	2015	2014	15 v 14
Net loss	$(1,996)	$(7,971)	$5,975	$(24,336)	$(13,109)	$(11,227)	$23,156	$(6,949)	$30,105
(Benefit from) provision for income taxes	103	(56)	159	(594)	(4)	(590)	(42,392)	(3,061)	(39,331)
Interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization	17,651	22,038	(4,387)	35,685	45,205	(9,520)	82,328	95,625	(13,297)
Depreciation and amortization and stock compensation amortization	4,322	3,488	834	8,037	7,004	1,033	16,899	15,200	1,699
Inventory impairments and option contract abandonments	—	880	(880)	—	911	(911)	7,151	1,315	5,836
Loss on debt extinguishment	—	153	(153)	—	153	(153)	19,764	1,151	18,613
Joint venture impairment and abandonment charges	—	—	—	—	—	—	—	181	(181)
Adjusted EBITDA	$20,080	$18,532	$1,548	$18,792	$40,160	$(21,368)	$106,906	$103,462	$3,444
Unexpected warranty costs related to Florida stucco issues	—	—	—	13,582	—	13,582	17,872	—	17,872
Unexpected warranty costs related to water intrusion issues in New Jersey	—	—	—	—	—	—	648	—
Litigation settlement in discontinued operations	(340)	—	(340)	3,660	—	3,660	3,660	—	3,660
Adjusted EBITDA excluding unexpected warranty costs and a litigation settlement in discontinued operations	$19,740	$18,532	$1,208	$36,034	$40,160	$(4,126)	$129,086	$103,462	$24,976
(a) "LTM" indicates amounts for the trailing 12-months.

Homebuilding Operations Data
The following tables summarize new orders, net and cancellation rates by reportable segment for the periods presented:

	Three Months Ended March 31,
	New Orders, net			Cancellation Rates
	2015	2014	15 v 14	2015	2014
West	715	550	30.0%	16.8%	18.3%
East	488	424	15.1%	19.1%	22.2%
Southeast	495	416	19.0%	14.2%	17.8%
Total	1,698	1,390	22.2%	16.7%	19.4%

	Six Months Ended March 31,
	New Orders, net			Cancellation Rates
	2015	2014	15 v 14	2015	2014
West	1,120	901	24.3%	17.9%	19.4%
East	774	732	5.7%	20.4%	22.2%
Southeast	770	652	18.1%	17.3%	19.5%
Total	2,664	2,285	16.6%	18.5%	20.4%
Sales per active community per month increased to 3.5 for the quarter ended March 31, 2015 from 3.3 for the quarter ended March 31, 2014. In addition, average active communities increased 14.3% year-over-year to 160 at March 31, 2015, contributing to the 22.2% increase in net new orders.
The table below summarizes backlog units by reportable segment, as well as aggregate dollar of homes in backlog and average sales price (ASP) in backlog as of March 31, 2015 and March 31, 2014:

	As of March 31,
	2015	2014	15 v 14
Backlog Units:
West	975	751	29.8%
East	800	798	0.3%
Southeast	758	614	23.5%
Total	2,533	2,163	17.1%
Aggregate dollar value of homes in backlog (in millions)	$814.1	$637.1	27.8%
ASP in backlog (in thousands)	$321.4	$294.5	9.1%
Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Backlog at March 31, 2015 increased by 17.1%, driven by the increase in net new orders year-over-year and a higher active community count. Growth in new orders and backlog over time was expected to grow as our active community count continues to increase and the sales pace in recently opened communities improves.

Homebuilding Revenues and Average Selling Price
The tables below summarize homebuilding revenues, the ASP of our homes and closings by reportable segment for the periods presented:

	Three Months Ended March 31,
	Homebuilding Revenues			Average Selling Price			Closings
($ in thousands)	2015	2014	15 v 14	2015	2014	15 v 14	2015	2014	15 v 14
West	$108,766	$119,044	(8.6)%	$281.8	$262.8	7.2%	386	453	(14.8)%
East	96,758	82,366	17.5%	359.7	320.5	12.2%	269	257	4.7%
Southeast	80,698	64,715	24.7%	287.2	242.4	18.5%	281	267	5.2%
Total	$286,222	$266,125	7.6%	$305.8	$272.4	12.3%	936	977	(4.2)%

	Six Months Ended March 31,
	Homebuilding Revenues			Average Selling Price			Closings
($ in thousands)	2015	2014	15 v 14	2015	2014	15 v 14	2015	2014	15 v 14
West	$195,084	$239,256	(18.5)%	$277.9	$269.4	3.2%	702	888	(20.9)%
East	198,590	189,245	4.9%	346.0	318.1	8.8%	574	595	(3.5)%
Southeast	154,130	127,582	20.8%	282.8	239.8	17.9%	545	532	2.4%
Total	$547,804	$556,083	(1.5)%	$300.8	$276.0	9.0%	1,821	2,015	(9.6)%

Generally, improved operational strategies, product mix and market conditions in certain of our markets enhanced our ability to generate higher ASP over the past year. With this increase in ASP, homebuilding revenues increased 7.6% year-over-year, despite a 4.2% decrease in closings. The change in ASP for the three and six months ended March 31, 2015 was impacted primarily by a change in mix in closings between products and among communities and markets as compared to the prior year.

On average, we anticipate that our average ASP will likely continue to increase in future quarters as indicated by our increase in ASP for homes in backlog. We also anticipate that our closings in future quarters will increase as we begin to close homes in several recently opened communities as evidenced by our higher year-over-year backlog.

Homebuilding Gross Profit
The following tables summarize our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales for the periods presented. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges).

($ in thousands)	Three Months Ended March 31, 2015
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$22,200	20.4%	$—	$22,200	20.4%	$—	$22,200	20.4%
East	16,727	17.3%	—	16,727	17.3%	—	16,727	17.3%
Southeast	16,204	20.1%	—	16,204	20.1%	—	16,204	20.1%
Corporate & unallocated	(2,752)		—	(2,752)		9,782	7,030
Total homebuilding	$52,379	18.3%	$—	$52,379	18.3%	$9,782	$62,161	21.7%

($ in thousands)	Three Months Ended March 31, 2014
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$27,008	22.7%	$—	$27,008	22.7%	$—	$27,008	22.7%
East	13,697	16.6%	—	13,697	16.6%	—	13,697	16.6%
Southeast	12,090	18.7%	880	12,970	20.0%	—	12,970	20.0%
Corporate & unallocated	(1,140)		—	(1,140)		7,379	6,239
Total homebuilding	$51,655	19.4%	$880	$52,535	19.7%	$7,379	$59,914	22.5%

($ in thousands)	Six Months Ended March 31, 2015
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$39,698	20.3%	$—	$39,698	20.3%	$—	$39,698	20.3%
East	35,292	17.8%	—	35,292	17.8%	—	35,292	17.8%
Southeast	18,284	11.9%	—	18,284	11.9%	—	18,284	11.9%
Corporate & unallocated	(5,618)		—	(5,618)		17,976	12,358
Total homebuilding	$87,656	16.0%	$—	$87,656	16.0%	$17,976	$105,632	19.3%

($ in thousands)	Six Months Ended March 31, 2014
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$54,806	22.9%	$—	$54,806	22.9%	$—	$54,806	22.9%
East	33,113	17.5%	31	33,144	17.5%	—	33,144	17.5%
Southeast	24,623	19.3%	880	25,503	20.0%	—	25,503	20.0%
Corporate & unallocated	(6,437)		—	(6,437)		14,514	8,077
Total homebuilding	$106,105	19.1%	$911	$107,016	19.2%	$14,514	$121,530	21.9%
Our overall homebuilding gross profit slightly increased to $52.4 million for the three months ended March 31, 2015 from $51.7 million in the prior year. This increase in homebuilding gross profit was primarily due to the increase in ASP during the current quarter versus the prior year quarter, primarily offset by the lower number of home closings in the current quarter.

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
In a given quarter, our reported gross margins are generated from both communities previously impaired and communities not previously impaired. In addition, as indicated above, certain gross margin amounts arise from recoveries of prior period costs, including warranty items that are not directly tied to communities generating revenue in the period. Home closings from communities previously impaired would, in most instances, generate very low or negative gross margins prior to the impact of the previously recognized impairment. Gross margins for each home closing are higher for a particular community after an impairment because the carrying value of the underlying land was previously reduced to the present value of future cash flows as a result of the impairment, leading to lower cost of sales at the home closing. This improvement in gross margin resulting from one or more prior impairments is frequently referred to in the aggregate as the “impairment turn” or “flow-back” of impairments within the reporting period. The amount of this impairment turn may exceed the gross margin for an individual impaired asset if the gross margin for that asset prior to the impairment would have been negative. The extent to which this impairment turn is greater than the reported gross margin for the individual asset is related to the specific historical cost basis of that individual asset.
The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, the homebuilding gross margin from our continuing operations was 17.3% and excluding interest and inventory impairments, it was 20.9%. For the same trailing 12-month period, homebuilding gross margins were as follows in those communities that have previously been impaired, which represented 10.9% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(5.5)%
Impact of interest amortized to COS related to these communities	4.5%
Pre-impairment turn gross margin, excluding interest amortization	(1.0)%
Impact of impairment turns	21.2%
Gross margin (post impairment turns), excluding interest amortization	20.2%

Land Sales and Other Revenues and Gross Profit (Loss). Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets. Other revenues include net fees we received for general contractor services we performed on behalf of a third party and broker fees. The following tables summarize our land sales and other revenues and related gross profit (loss) by reportable segment for the periods presented:

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2015	2014	15 v 14	2015	2014	15 v 14
West	$6,615	$2,842	132.8%	$1,395	$463	201.3%
East	6,421	1,000	542.1%	265	—	N/M
Southeast	101	54	87.0%	101	54	87.0%
Corporate and unallocated (a)	—	—	N/M (b)	(227)	—	N/M
Total	$13,137	$3,896	237.2%	$1,534	$517	196.7%

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Six Months Ended March 31,			Six Months Ended March 31,
	2015	2014	15 v 14	2015	2014	15 v 14
West	$7,762	$5,206	49.1%	$1,385	$538	157.4%
East	9,402	1,710	449.8%	292	7	N/M
Southeast	155	192	(19.3)%	150	192	(21.9)%
Corporate and unallocated (a)	—	—	N/M	(352)	—	N/M
Total	$17,319	$7,108	143.7%	$1,475	$737	100.1%
(a) Corporate and unallocated includes interest and indirects amortized to land sales.
(b) N/M indicates the percentage is "not meaningful."

As anticipated, we closed on a number of land sales in the three and six months ended March 31, 2015 in the West and East segments, leading to the increase from fiscal 2014. These land sales related to land and lots sold that did not fit within our homebuilding programs and strategic plans in these markets.

Operating Income (Loss). The table below summarizes operating income (loss) by reportable segment for the periods presented:

(In thousands)	Three Months Ended March 31,			Six Months Ended March 31,
	2015	2014	15 v 14	2015	2014	15 v 14
West	$10,599	$14,338	$(3,739)	$17,382	$30,100	$(12,718)
East	5,744	2,994	2,750	13,113	11,229	1,884
Southeast	7,051	4,162	2,889	818	9,790	(8,972)
Corporate and Unallocated	(16,958)	(15,877)	(1,081)	(34,367)	(33,970)	(397)
Operating income (loss)	$6,436	$5,617	$819	$(3,054)	$17,149	$(20,203)
Our operating income improved by $0.8 million to $6.4 million for the three months ended March 31, 2015, compared to $5.6 million for the three months ended March 31, 2014. The increase resulted from improved leverage of SG&A costs, a component of operating income (loss), in relation to total revenue driven by higher ASPs and land sales revenue in the quarter, offset somewhat by a lower number of homes closed during the current quarter as compared to last year. Our SG&A as a percentage of total revenue was 14.9% for the current quarter compared to 16.2% in the prior year quarter. For the six months ended March 31, 2015, our operating loss was $3.1 million, compared to income of $17.1 million for the six months ended March 31, 2014. The decrease is primarily due to fewer closings in the current period, as well as expenses of $17.9 million incurred during the six months ended March 31, 2015 related to the Florida stucco issues, offset by $5.7 million in anticipated insurance recoveries recorded during the current quarter, which relate to current quarter warranty expenses incurred by us above certain thresholds that are the responsibility of our insurer ($4.3 million of which is associated with the incremental current quarter expense from the Florida stucco issues; for additional discussion, refer to Note 10 to our unaudited consolidated financial statements in this Form 10-Q).
As a percentage of revenue, our operating income (loss) was 2.1% and (0.5)% for the three and six months ended March 31, 2015, respectively, compared to 2.1% and 3.0% for the three and six months ended March 31, 2014, respectively.

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
Our overall effective tax rates from continuing operations were -5.4% and 2.8% for the three and six months ended March 31, 2015, compared to 0.7% and 0.1% for the three and six months ended March 31, 2014. Due to the effects of our deferred tax asset valuation allowances and changes in our unrecognized tax benefits, our effective tax rates are not meaningful items as our income tax provisions and benefits are currently not directly correlated to the amount of pretax income or loss for the periods.

Three months ended March 31, 2015 as compared to 2014
West Segment: Homebuilding revenues decreased 8.6% for the three months ended March 31, 2015 compared to the prior year, primarily due to a 14.8% decline in closings, offset by a year over year increase in ASP of 7.2%. As compared to the prior year, our homebuilding gross profit decreased $4.8 million, due mainly to the revenue drivers already noted, and homebuilding gross margins decreased from 22.7% to 20.4%. The decrease in gross margins was primarily due to increases in indirect labor costs in anticipation of new community openings. The $3.7 million decrease in operating income resulted from the aforementioned decrease in homebuilding gross profits as well as increased SG&A costs in anticipation of community openings.
East Segment: Homebuilding revenues increased 17.5% for the three months ended March 31, 2015 compared to the prior year, primarily due to a 4.7% improvement in closings and a 12.2% increase in ASP. As compared to the prior year, our homebuilding gross profit increased $3.0 million related to the aforementioned increase in homebuilding revenues, while homebuilding gross margins improved from 16.6% to 17.3%. The $2.8 million increase in operating income resulted from the increase in homebuilding revenues previously discussed.
Southeast Segment: As compared to the prior year, homebuilding revenues increased significantly by 24.7%, due primarily to an 18.5% increase in our ASPs, as well as an increase in closings by 5.2%. Our homebuilding gross profit in the Southeast segment increased by $4.1 million, driven in large part by the aforementioned increase in homebuilding revenues, and our gross margins increased from 18.7% in the prior year quarter to 20.1% in the current quarter. The impact of the $4.3 million in current quarter warranty expense related to the Florida stucco issues did not impact gross profit or gross margin for the quarter, as it was completely offset by a portion of our anticipated insurance recoveries since current quarter warranty expenses incurred by us moved us above certain thresholds that are the responsibility of the insurer (refer to Note 10 for a further discussion). The prior year quarter's gross margin was also impacted by $0.9 million in impairments and abandonments. The increase in operating income of $2.9 million resulted from the gross profit drivers discussed above, offset by additional commissions on increased home closings, as well as a slight increase in sales and marketing costs to support a higher year over year community count.
Corporate and Unallocated: Corporate and unallocated includes amortization of capitalized interest and numerous shared services functions that benefit all segments, including information technology, treasury, corporate finance, legal and other national marketing costs. The costs of these shared services are not allocated to the operating segments. For the three months ended March 31, 2015, corporate and unallocated expense increased $1.1 million primarily due to a year over year increase in interest amortized to cost of sales (refer to Note 6 of the notes to our unaudited consolidated financial statements included in this Form 10-Q), offset by the recording of anticipated insurance recoveries above those related to the Florida stucco issues of $1.4 million.
Six months ended March 31, 2015 as compared to 2014
West Segment: Homebuilding revenues decreased 18.5% for the six months ended March 31, 2015 compared to the prior year, due to a 20.9% decrease in closings, partially offset by a 3.2% increase in ASP. As compared to the prior year, our homebuilding gross profit decreased $15.1 million, due mainly to the revenue drivers already noted, and homebuilding gross margins decreased from 22.9% to 20.3% due to increases in indirect labor costs in anticipation of new community openings. The $12.7 million decrease in operating income resulted from the aforementioned decrease in homebuilding gross margins, offset partially by a decrease in external commissions and lower depreciation costs.
East Segment: Homebuilding revenues increased 4.9% for the six months March 31, 2015 compared to the prior year, primarily due to an 8.8% increase in ASP, offset by a 3.5% decrease in closings. As compared to prior year, our homebuilding gross profit increased $2.2 million related to the previously mentioned increase in homebuilding revenues. A change in product and geographic mix, as well as a $1 million warranty charge recorded in the prior year period related to water intrusion issues in one New Jersey community, contributed to the increase in homebuilding gross margins from 17.5% to 17.8%. Operating income increased by $1.9 million due to the factors already discussed.

Southeast Segment: Homebuilding revenues increased 20.8% for the six months ended March 31, 2015 compared to the prior year, due to a significant 17.9% increase in ASP, as well as a 2.4% increase in units closed. Despite the increase in homebuilding revenues, the current year to date charge related to the Florida stucco issues of $17.9 million, offset by $4.3 million in anticipated insurance recoveries associated with the incremental current quarter expense from the Florida stucco issues because the Company has exceeded its policy thresholds, contributed to a $6.3 million decrease in homebuilding gross profit and a decline in our homebuilder gross margin from 19.3% to 11.9%. Furthermore, we had a $9.0 million decrease in operating income for the reasons previously discussed, as well as higher SG&A expenses due to an increase in year over year commissions on account of higher ASPs and incremental costs to support a higher community count.
Corporate and Unallocated: For the six months ended March 31, 2015, corporate and unallocated expense increased $0.4 million as compared to the prior year. This increase was due to certain incremental G&A expenditures related to our anticipated business growth, as well as an increase in interest amortized to cost of sales (refer to Note 6 of the notes to our unaudited consolidated financial statements included in this Form 10-Q), offset by an increase in the amount of indirect spending capitalized year over year. Also included in the corporate and unallocated line for the current six month period is a credit related to the recording of anticipated insurance recoveries above those related to the Florida stucco issues of $1.4 million.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. As of March 31, 2015, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

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
Cash and cash equivalents decreased as follows for the periods presented:

	Six Months Ended March, 31
(in thousands)	2015	2014
Cash used in operating activities	$(202,916)	$(188,052)
Cash provided by (used in) investing activities	34,835	(11,621)
Cash used in financing activities	(9,812)	(5,166)
Net decrease in cash and cash equivalents	$(177,893)	$(204,839)
Operating Activities. We spent $247.6 million on land and land development activities during the six months ended March 31, 2015, a decrease of $4.8 million, or 2%, compared to $252.4 million for the six months ended March 31, 2014. This level of land and land development had a significant impact on our net cash used in operating activities in both years bringing net cash used in operating activities to $202.9 million for the six months ended March 31, 2015 and $188.1 million for the six months ended March 31, 2014. Also significantly impacting cash used in operations in both years was the payment of accounts payables, which is a seasonal trend, and decreases in other liabilities, which is primarily related to semi-annual payments of interest obligations and annual bonus payments.
Investing Activities. Net cash provided in investing activities was $34.8 million for the six months ended March 31, 2015, primarily related to the sale of our shares in AMH and a decrease in restricted cash collateralizing our outstanding letters of credit, offset by capital expenditures for model homes and additional investments in unconsolidated entities. Net cash used in investing activities was $11.6 million for the six months ended March 31, 2014, primarily related to capital expenditures for model homes and additional investments in unconsolidated entities.
Financing Activities. Net cash used in financing activities was $9.8 million and $5.2 million for the six months ended March 31, 2015 and March 31, 2014, respectively, primarily related to principal payments on the 2015 TEU notes and divisional debt.
Financial Position. As of March 31, 2015, our liquidity position consisted of :

•	$146.3 million in cash and cash equivalents;

•	$123.4 million of remaining capacity under our Secured Revolving Credit Facility (due to the use of the facility to secure $26.6 million in letters of credit); and

•	$43.2 million of restricted cash, $22.4 million of which related to our cash secured term loans.
While we believe we possess sufficient liquidity to participate in a housing recovery, we are mindful of potential short-term, or seasonal, requirements for enhanced liquidity that may arise to grow our business. We expect to be able to meet our liquidity needs in the remainder of fiscal 2015 and fiscal 2016 and to maintain a significant liquidity position, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions, which could increase or decrease our cash balance on a quarterly basis.
Debt. We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, we maintain our Secured Revolving Credit Facility, which has a total capacity of $150 million for fiscal 2015 and an available capacity of $123.4 million as of March 31, 2015 after considering our outstanding letters of credit under the facility of $26.6 million as of the end of the current quarter.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities will provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $16.0 million of outstanding letters of credit under these facilities, secured with cash collateral which is maintained in restricted accounts totaling $17.0 million.
In the future, we may from time to time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities, in open market purchases, privately negotiated transactions or otherwise. In an effort to accelerate our path to profitability, we may seek to expand our business through acquisition, which may be funded through cash, additional debt or equity. In addition, any material variance from our projected operating results could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all. See Note 8 to the unaudited consolidated financial statements for more information.
Credit Ratings. In September 2014, Fitch reaffirmed the Company's long-term debt rating of B-. In April 2014, Moody's reaffirmed the Company's issuer default debt rating of Caa1 and increased our rating outlook from stable to positive and S&P reaffirmed the Company's corporate credit rating for the Company of B-. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid. The Company did not repurchase any shares in the open market during the six months ended March 31, 2015 or 2014. Any future stock repurchases, to the extent allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At March 31, 2015, under the most restrictive covenants of each indenture, none of our retained earnings was available for cash dividends. Hence, there were no dividends paid during the six months ended March 31, 2015 or 2014.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At March 31, 2015, we controlled 27,794 lots. We owned 78.7%, or 21,873 lots, and 5,921 lots, or 21.3%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $54.8 million at March 31, 2015. The total remaining purchase price, net of cash deposits, committed under all options was $438.4 million as of March 31, 2015.
We expect to exercise, subject to market conditions and seller satisfaction of contract terms, most of our option contracts. Various factors, some of which are beyond our control, such as market conditions, weather conditions and the timing of the completion of development activities, will have a significant impact on the timing of option exercises or whether lot options will be exercised at all.
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
Our unconsolidated entities periodically obtain secured acquisition and development financing. At March 31, 2015, our unconsolidated entities had borrowings outstanding totaling $10.5 million. Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. At March 31, 2015, we have no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 to the unaudited consolidated financial statements for further information.
We had outstanding performance bonds of approximately $217.4 million at March 31, 2015 related principally to our obligations to local governments to construct roads and other improvements in various developments.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of March 31, 2015, we had variable rate debt outstanding totaling approximately $22.4 million. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at March 31, 2015 was $1.53 billion, compared to a carrying value of $1.51 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.53 billion to $1.58 billion at March 31, 2015.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015, at a reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Litigation
In the normal course of business, we are subject to various lawsuits. We cannot predict or determine the timing or final outcome of these lawsuits or the effect that any adverse findings or determinations in pending lawsuits may have on us. In addition, an estimate of possible loss or range of loss, if any, cannot presently be made with respect to certain of these pending matters. An unfavorable determination in any of the pending lawsuits could result in the payment by us of substantial monetary damages which may not be fully covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement and associated Bill of Information (the “DPA”) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (the HUD Agreement) and the Civil Division of the United States Department of Justice. We have satisfied our obligations under the DPA and in July 2014 the United States District Court for the Western Division of North Carolina dismissed the Bill of Information. However, under these agreements, we are obligated to make payments equal to 4% of “adjusted EBITDA,” as defined in the agreements, until the earlier of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of March 31, 2015, we have paid a cumulative $24.9 million towards these obligations and an additional $0.8 million has been recorded as a liability at March 31, 2015.
We and certain of our subsidiaries have been named as defendants in various claims, complaints and other legal actions, most relating to construction defects, moisture intrusion and product liability. Certain of the liabilities resulting from these actions are covered in whole or in part by insurance. In our opinion, based on our current assessment, the ultimate resolution of these matters, excluding the Florida stucco issues previously discussed, will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2014.

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

101
The following financial statements from Beazer Homes USA, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed on April 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 30, 2015	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer