Form 10-Q
period 2015-06-30
BEAZER HOMES USA INC
filed 2015-08-04
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Class	Outstanding at July 31, 2015
Common Stock, $0.001 par value	32,662,526

References to “we,” “us,” “our,” “Beazer," “Beazer Homes” and the “Company” in this Quarterly Report on Form 10-Q refer to Beazer Homes USA, Inc.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future results, and it is possible that the results described in this Form 10-Q will not be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this Form 10-Q.
These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-Q in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

•	continuing severe weather conditions or other related events could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas;

•	the availability and cost of land and the risks associated with the future value of our inventory such as additional asset impairment charges or writedowns;

•
economic changes nationally or in local markets, including changes in consumer confidence, declines in employment levels, inflation and increases in the quantity and decreases in the price of new homes and resale homes in the market;

•	the cyclical nature of the homebuilding industry and a potential deterioration in homebuilding industry conditions;

•	estimates related to homes to be delivered in the future (backlog) are imprecise as they are subject to various cancellation risks which cannot be fully controlled;

•	shortages of or increased prices for labor, land or raw materials used in housing production and the level of quality and craftsmanship provided by our subcontractors;

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

BEAZER HOMES USA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2015	September 30, 2014
ASSETS
Cash and cash equivalents	$128,752	$324,154
Restricted cash	37,811	62,941
Accounts receivable (net of allowance of $1,292 and $1,245, respectively)	44,882	34,429
Income tax receivable	262	46
Inventory:
Owned inventory	1,822,090	1,557,496
Land not owned under option agreements	—	3,857
Total inventory	1,822,090	1,561,353
Investments in unconsolidated entities and marketable securities	11,407	38,341
Deferred tax assets, net	46	2,823
Property and equipment, net	22,683	18,673
Other assets	22,239	23,460
Total assets	$2,090,172	$2,066,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$127,063	$106,237
Other liabilities	136,292	142,516
Obligations related to land not owned under option agreements	—	2,916
Total debt (net of discounts of $3,829 and $4,399, respectively)	1,554,207	1,535,433
Total liabilities	1,817,562	1,787,102
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 27,449,806 issued and outstanding and 27,173,421 issued and outstanding, respectively)	27	27
Paid-in capital	856,001	851,624
Accumulated deficit	(583,418)	(571,257)
Accumulated other comprehensive loss	—	(1,276)
Total stockholders’ equity	272,610	279,118
Total liabilities and stockholders’ equity	$2,090,172	$2,066,220

See Notes to Unaudited Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND UNAUDITED COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total revenue	$429,438	$354,671	$994,561	$917,862
Home construction and land sales expenses	353,081	283,857	829,073	739,295
Inventory impairments and option contract abandonments	249	2,010	249	2,921
Gross profit	76,108	68,804	165,239	175,646
Commissions	17,246	14,322	40,141	37,239
General and administrative expenses	37,669	35,994	101,837	97,032
Depreciation and amortization	3,497	3,400	8,619	9,138
Operating income	17,696	15,088	14,642	32,237
Equity in income (loss) of unconsolidated entities	153	(81)	377	221
Loss on extinguishment of debt	—	(19,764)	—	(19,917)
Other expense, net	(5,763)	(10,205)	(23,670)	(39,689)
Income (loss) from continuing operations before income taxes	12,086	(14,962)	(8,651)	(27,148)
Benefit from income taxes	(135)	(1,769)	(726)	(1,783)
Income (loss) from continuing operations	12,221	(13,193)	(7,925)	(25,365)
Income (loss) from discontinued operations, net of tax	(46)	838	(4,236)	(99)
Net income (loss)	$12,175	$(12,355)	$(12,161)	$(25,464)
Weighted average number of shares:
Basic	26,482	26,421	26,473	25,582
Diluted	31,800	26,421	26,473	25,582
Basic income (loss) per share:
Continuing operations	$0.46	$(0.50)	$(0.30)	$(0.99)
Discontinued operations	$—	$0.03	$(0.16)	$(0.01)
Total	$0.46	$(0.47)	$(0.46)	$(1.00)
Diluted income (loss) per share
Continuing operations	$0.38	$(0.50)	$(0.30)	$(0.99)
Discontinued operations	$—	$0.03	$(0.16)	$(0.01)
Total	$0.38	$(0.47)	$(0.46)	$(1.00)

Consolidated Statement of Comprehensive Income (Loss)
Net income (loss)	$12,175	$(12,355)	$(12,161)	$(25,464)
Other comprehensive income, net of income tax:
Change in unrealized loss related to available-for-sale securities	—	—	1,276	—
Comprehensive income (loss)	$12,175	$(12,355)	$(10,885)	$(25,464)

See Notes to Unaudited Consolidated Financial Statements.

BEAZER HOMES USA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,161)	$(25,464)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,619	9,138
Stock-based compensation expense	4,546	1,879
Inventory impairments and option contract abandonments	249	2,921
Deferred and other income tax (benefit) expense	(731)	16
Change in allowance for doubtful accounts	47	(373)
Equity in loss (income) of unconsolidated entities and marketable securities	1,453	(221)
Cash distributions of income from marketable securities and unconsolidated entities	99	567
Loss on extinguishment of debt	—	2,670
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,500)	(6,284)
Increase in income tax receivable	(216)	(1,941)
Increase in inventory	(245,169)	(260,982)
Increase in other assets	(2,287)	(626)
Increase in trade accounts payable	20,826	635
Decrease in other liabilities	(2,716)	(11,191)
Other changes	(199)	(337)
Net cash used in operating activities	(238,140)	(289,593)
Cash flows from investing activities:
Capital expenditures	(11,756)	(8,984)
Investments in unconsolidated entities	(2,651)	(4,567)
Proceeds from sale of unconsolidated entities and marketable securities	24,245	187
Increases in restricted cash	(3,806)	(10,081)
Decreases in restricted cash	28,936	1,096
Net cash provided by (used in) investing activities	34,968	(22,349)
Cash flows from financing activities:
Repayment of debt	(11,934)	(305,085)
Proceeds from issuance of new debt	—	325,000
Borrowings from credit facility	50,000	—
Repayment of borrowings from credit facility	(30,000)	—
Debt issuance costs	(126)	(5,504)
Other financing activities	(170)	(446)
Net cash provided by financing activities	7,770	13,965
Decrease in cash and cash equivalents	(195,402)	(297,977)
Cash and cash equivalents at beginning of period	324,154	504,459
Cash and cash equivalents at end of period	$128,752	$206,482

See Notes to Unaudited Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business
Beazer Homes USA, Inc. (''we," "us," "our," "Beazer," "Beazer Homes" and the "Company") is a geographically diversified homebuilder with active operations in 15 states within three geographic regions in the United States: the West, East and Southeast. Our homes are designed to appeal to homeowners at different price points across various demographic segments and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate exceptional value and quality while seeking to maximize our return on invested capital over the course of a housing cycle.
For an additional description of our business, refer to Item 1 within our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (2014 Annual Report).
(2) Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. The results of our consolidated operations presented herein for the three and nine months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year due to seasonal variations in operations and other items. For further information and a discussion of our significant accounting policies other than as discussed below, refer to Note 1 to our audited consolidated financial statements within our 2014 Annual Report.
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
Inventory Valuation. We assess our inventory assets no less than quarterly for recoverability in accordance with the policies described in Notes 1 and 4 to the consolidated financial statements in our 2014 Annual Report. Our homebuilding inventories that are accounted for as held for development include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. For those communities for which construction and development activities are expected to occur in the future or have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We record assets held for sale at the lower of the carrying value or fair value less costs to sell.
Recent Accounting Pronouncements.
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires companies to recognize revenue at an amount that the entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under the existing revenue recognition guidance. The FASB has deferred for one year the effective date of ASU 2014-09, which makes the guidance effective for the Company's first fiscal year beginning after December 15, 2017. Additionally, the FASB also is permitting entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense. ASU 2015-03 requires retrospective application to all prior periods presented in the financial statements. Upon transition, an entity is required to comply with the applicable disclosures for a change in accounting principle. The guidance within ASU 2015-03 will be effective for the Company's first fiscal year beginning after December 15, 2015, but we have the option of adopting the new requirements as of an earlier date. We are evaluating the impact of ASU 2015-03, but only expect our balance sheet presentation of debt issuance costs to change as a result.
Refer to Note 9 for a discussion of our adoption of ASU 2013-11 pertaining to the presentation of an unrecognized tax benefit when a net operating loss carryforward, or similar tax loss, or a tax credit carryforward exists.
(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity for the periods presented:

	Nine Months Ended
	June 30,
(In thousands)	2015	2014
Supplemental disclosure of non-cash activity:
Decrease in obligations related to land not owned under option agreements	$(2,916)	$(1,617)
Decrease in debt related to conversion of Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock	(1)	(2,376)
Non-cash land acquisitions (a)	12,904	20,207
Non-cash capital expenditure	674	—
Supplemental disclosure of cash activity:
Interest payments	99,434	100,040
Income tax payments	474	174
(a) For the nine months ended June 30, 2015, non-cash land acquisitions are comprised of $7.8 million related to non-cash seller financing and $5.1 million in lot takedowns from one of our unconsolidated land development joint ventures.
(4) Investments in Marketable Securities and Unconsolidated Entities
Marketable Securities
During the fourth quarter of fiscal 2014, the Company acquired shares of American Homes 4 Rent (AMH) in exchange for the Company's interest in a real estate investment trust (REIT). The shares represented marketable equity securities with a readily available fair value and were classified as available-for-sale securities. In March 2015, the Company sold the shares and recorded a loss of $1.8 million, which has been recorded within other expense, net in our unaudited consolidated statements of income. Changes in value prior to the second quarter of fiscal 2015 were recorded to other comprehensive loss, and then transferred to other expense, net upon sale. The proceeds received on the sale of the shares of AMH were recorded within investing activities in our unaudited consolidated statements of cash flows. Due to the valuation allowance we established for substantially all of our deferred tax assets, the sale of these securities did not have any income tax impact in any period presented.
Unconsolidated Entities
As of June 30, 2015, we participated in certain land development joint ventures and other unconsolidated entities in which we had less than a controlling interest. The following table presents our investment in these unconsolidated entities, as well as the total equity and outstanding borrowings of these unconsolidated entities as of June 30, 2015 and September 30, 2014:

(In thousands)	June 30, 2015	September 30, 2014
Beazer’s investment in unconsolidated entities	$11,407	$13,576
Total equity of unconsolidated entities	40,226	59,336
Total outstanding borrowings of unconsolidated entities	11,834	11,254

For the three and nine months ended June 30, 2015 and 2014, there were no impairments related to our investments in these unconsolidated entities.
Our equity in income (loss) from unconsolidated entity activities is as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Equity in income (loss) of unconsolidated entities	$153	$(81)	$377	$221
South Edge/Inspirada
During the fiscal year ended September 30, 2014, we and the other members of the Inspirada joint venture (Inspirada) received land in exchange for our investments in Inspirada. Also during the fiscal year ended September 30, 2014, we paid $1.0 million to the joint venture related to infrastructure and development costs. In the current quarter, we paid additional amounts, bringing our remaining obligation for our portion of future infrastructure and other development costs to approximately $3.4 million.
Guarantees
Historically, Beazer and our land development joint venture partners provide varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of June 30, 2015 and September 30, 2014, we had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the three and nine months ended June 30, 2015 and 2014, we were not required to make any payments related to environmental indemnities.
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
(5) Inventory
The components of our owned inventory are as follows as of June 30, 2015 and September 30, 2014:

(In thousands)	June 30, 2015	September 30, 2014
Homes under construction	$508,853	$282,095
Development projects in progress	792,662	786,768
Land held for future development	270,619	301,048
Land held for sale	56,203	51,672
Capitalized interest	123,712	87,619
Model homes	70,041	48,294
Total owned inventory	$1,822,090	$1,557,496

Homes under construction include homes substantially finished and ready for delivery and homes in various stages of construction. We had 98 (with a cost of $29.0 million) and 205 (with a cost of $48.0 million) substantially completed homes that were not subject to a sales contract (spec homes) at June 30, 2015 and September 30, 2014, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale is recorded at the lower of the carrying value or fair value less costs to sell. The amount of interest we are able to capitalize is dependent upon our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and development projects in progress, but excludes land held for future development and land held for sale (refer to Note 6 for additional information on capitalized interest).
Total owned inventory, by reportable segment, is presented in the table below as of June 30, 2015 and September 30, 2014:

(In thousands)	Projects in Progress (a)		Land Held for Future Development	Land Held for Sale	Total Owned Inventory
June 30, 2015
West Segment	$626,772		$230,481	$8,268	$865,521
East Segment	392,716		29,215	32,057	453,988
Southeast Segment	303,225		10,923	14,778	328,926
Corporate and unallocated	172,555	(b)	—	1,100	173,655
Total	$1,495,268		$270,619	$56,203	$1,822,090
September 30, 2014
West Segment	$462,508		$260,898	$10,026	$733,432
East Segment	353,859		29,239	34,530	417,628
Southeast Segment	264,843		10,911	4,821	280,575
Corporate and unallocated	123,566	(b)	—	2,295	125,861
Total	$1,204,776		$301,048	$51,672	$1,557,496
(a) Projects in progress include homes under construction, development projects in progress, capitalized interest, and model home categories from the preceding table.
(b) Includes capitalized interest and indirect costs that are maintained within our Corporate and unallocated.

Inventory Impairments. When conducting our community level review for the recoverability of our inventory related to projects in process, we establish a quarterly “watch list” of communities with generally more than 10 homes remaining that carry profit margins in backlog and in our forecast that are below a minimum threshold of profitability. Assets on the quarterly watch list are subject to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. For certain communities, we determined that it was prudent to reduce sales prices or further increase sales incentives in response to a variety of factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information. Market deterioration that exceeds our initial estimates may lead us to incur impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if markets deteriorate.
For the quarter ended June 30, 2015, there were no communities on our quarterly watch list and therefore no further impairment analysis was performed. For the quarter ended June 30, 2014, four communities were on our quarterly watch list. However, after additional financial and operational review, we determined that the factors contributing to profit margins below our threshold were temporary in nature for two of these communities, and therefore these communities were not subjected to further analysis. We conducted additional quantitative tests on the remaining two communities to further test for impairment. In the end, there were no impairments recorded during the three and nine months ended June 30, 2015 or 2014 based upon the procedures we performed.

The following table represent the results, by reportable segment, of our community level review of the recoverability of our inventory assets related to projects in progress as of June 30, 2014:

(In thousands)		Undiscounted Cash Flow Analyses Prepared
Segment	# of Communities on Watch List	# of Communities	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV
Quarter Ended June 30, 2014
West	3	2	$12,215	103.7%
Southeast	1	—	—	—%
Total	4	2
Impairments on land held for sale generally represent write downs of these properties to net realizable value, less estimated costs to sell, and are based on current market conditions and our review of recent comparable transactions. Our assumptions about land sales prices require significant judgment because the real estate market is highly sensitive to changes in economic conditions. We calculated the estimated fair values of land held for sale based on current market conditions and assumptions made by management, which may differ materially from actual results and may result in additional impairments if market conditions deteriorate.
From time to time, we also determine that the proper course of action with respect to a community is to not exercise an option and to write-off the deposit securing the option takedown and the related pre-acquisition costs, as applicable. In determining whether to abandon lots or lot option contracts, our evaluation is primarily based upon the expected cash flows from the property. If we intend to abandon or walk-away from the property, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs. Abandonment charges generally relate to our decision to abandon lots or not exercise certain option contracts that are not projected to produce adequate results or no longer fit with our long-term strategic plan.
The following table presents, by reportable homebuilding segment, our land held for sale inventory impairments and lot option abandonment charges for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Land Held for Sale
East	$249	$201	$249	$232
Southeast	—	—	—	28
Subtotal	$249	$201	$249	$260
Lot Option Abandonments
East	$—	$156	$—	$156
Southeast	—	1,653	—	2,505
Subtotal	—	1,809	—	2,661
Total Company	$249	$2,010	$249	$2,921
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
We consolidated all VIEs for which we are the primary beneficiary. For those we consolidate, we record the remaining contractual purchase price under the applicable lot option agreement, net of cash deposits already paid, to land not owned under option agreements with an offsetting increase to obligations related to land not owned under option agreements on our unaudited consolidated balance sheets. Also, to reflect the total purchase price of this inventory on a consolidated basis, we present the related option deposits as land not owned under option agreement. Consolidation of these VIEs has no impact on the Company’s statements of income or cash flows.
The following provides a summary of our interests in lot option agreements as of June 30, 2015 and September 30, 2014:

(In thousands)	Deposits & Non-refundable Pre-acquisition Costs Incurred	Remaining Obligation	Land Not Owned Under Option Agreements
As of June 30, 2015
Unconsolidated lot option agreements	$51,971	$448,809	N/A (a)
Total lot option agreements	$51,971	$448,809	$—
As of September 30, 2014
Consolidated VIEs	$941	$2,916	$3,857
Unconsolidated lot option agreements	42,588	417,618	N/A
Total lot option agreements	$43,529	$420,534	$3,857
(a) N/A - not applicable.
(6) Interest
Our ability to capitalize interest incurred during the three and nine months ended June 30, 2015 and 2014 was limited by our inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Capitalized interest in inventory, beginning of period	$112,476	$72,256	$87,619	$52,562
Interest incurred	30,748	31,678	91,290	96,577
Interest expense not qualified for capitalization and included as other expense (a)	(5,954)	(10,421)	(23,396)	(41,112)
Capitalized interest amortized to house construction and land sales expenses (b)	(13,558)	(9,430)	(31,801)	(23,944)
Capitalized interest in inventory, end of period	$123,712	$84,083	$123,712	$84,083
(a) The amount of interest we are able to capitalize is dependent upon our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and development projects in progress, but excludes land held for future development and land held for sale.
(b) Capitalized interest amortized to house construction and land sale expenses varies based on the number of homes closed during the period and land sales, if any, as well as other factors.
(7) Earnings Per Share
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted income per share adjusts the basic income per share for the effects of any potentially dilutive instruments, only in periods in which the Company has net income and such effects are dilutive under the treasury stock method. Basic and diluted income (loss) per share is calculated using unrounded numbers.
The Company reported a net loss for the three months ended June 30, 2014 and the nine months ended June 30, 2015 and 2014. Accordingly, all common stock equivalents were excluded from the computation of diluted loss per share because inclusion would have resulted in anti-dilution. For the quarter ended June 30, 2015, 1.2 million common stock equivalents were excluded from our calculation of diluted income per share as a result of their anti-dilutive effect.

The weighted-average number of common shares outstanding used to calculate basic income per share is reconciled to shares used to calculate diluted income per share as follows for the period presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Basic shares	26,482	26,421	26,473	25,582
Shares issuable upon conversion of TEUs	5,221	—	—	—
Shares issuable upon vesting/exercise of stock awards/options	97	—	—	—
Diluted shares	31,800	26,421	26,473	25,582
As of June 30, 2015, there were approximately 3.7 million tangible equity units (TEUs) outstanding (including $1.7 million of amortizing notes). The majority of the remaining prepaid stock purchase contracts (PSPs) related to the TEUs were settled in Beazer Homes' common stock on July 15, 2015 at a rate of 1.40746 shares per TEU outstanding because our average share price during the pricing period as per the TEU agreement was greater than $17.75. This conversion required us to issue approximately 5.2 million shares of common stock to the instrument holders subsequent to June 30, 2015. Refer to Note 8 for a further discussion regarding the structure of these TEUs.

(8) Borrowings
As of June 30, 2015 and September 30, 2014, we had the following debt, net of discounts:

(In thousands)	Maturity Date	June 30, 2015	September 30, 2014
8 1/8% Senior Notes	June 2016	$172,879	$172,879
6 5/8% Senior Secured Notes	April 2018	300,000	300,000
9 1/8% Senior Notes	May 2019	235,000	235,000
5 3/4% Senior Notes	June 2019	325,000	325,000
7 1/2% Senior Notes	September 2021	200,000	200,000
7 1/4% Senior Notes	February 2023	200,000	200,000
TEU Senior Amortizing Notes	July 2015	1,712	6,703
Unamortized debt discounts		(3,829)	(4,399)
Total Senior Notes, net		$1,430,762	$1,435,183
Junior Subordinated Notes	July 2036	57,287	55,737
Cash Secured Loans	November 2017	22,368	22,368
Revolving Credit Facility	September 2016	20,000	—
Other secured notes payable	Various Dates	23,790	22,145
Total debt, net		$1,554,207	$1,535,433
Secured Revolving Credit Facility — Our $150 million Secured Revolving Credit Facility (the Facility) provides us with working capital and letter of credit capacity. On November 10, 2014, we executed an amendment with three of the four lenders, which extended the maturity date of the Facility by one additional year among other things. With this amendment, $130 million of the $150 million capacity will now mature in September 2016. One lender with a $20 million commitment chose not to extend its obligation, which is scheduled to mature in September 2015. The Facility allows us to issue letters of credit against the undrawn capacity. Subject to our option to cash collateralize our obligations under the Facility upon certain conditions, our obligations under the Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. We have also pledged approximately $1 billion of inventory assets to the Facility to collateralize potential future borrowings or letters of credit. As of June 30, 2015, we had $20.0 million and $28.3 million in borrowings and letters of credit outstanding, respectively, leaving us with $101.7 million in remaining capacity under the Facility. The Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. As of June 30, 2015, we were in compliance with all such covenants.
Letter of Credit Facilities — We have entered into additional stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit. As of June 30, 2015 and September 30, 2014, we had letters of credit outstanding under these additional facilities of $13.2 million and $39.1 million, respectively, all of which are secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide further letter of credit capacity.
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
The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur additional indebtedness and to make certain investments. Specifically, all of our Senior Notes contain covenants that restrict our ability to incur additional indebtedness unless it is refinancing indebtedness or non-recourse indebtedness. The incurrence of refinancing indebtedness and non-recourse indebtedness, as defined in the applicable indentures, is exempted from the covenant test. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in the indentures of all of our Senior Notes as of June 30, 2015.
Our Senior Notes due 2016 (the 2016 Notes) contain the most restrictive covenants, including a consolidated tangible net worth covenant, which states that should our consolidated tangible net worth fall below $85 million for two consecutive quarters, the Company is required to make an offer to purchase 10% of the aggregate principal amount of the original 2016 Notes. If triggered and fully subscribed, this could result in our having to purchase $27.5 million of the 2016 Notes, which may be reduced by certain 2016 Note repurchases (potentially at less than par) made in the open market after the triggering date. As of June 30, 2015, our consolidated tangible net worth was $253.3 million, well in excess of the minimum covenant requirement.
In April 2014, we issued and sold $325 million aggregate principal amount of 5.75% Senior Notes due June 2019 (the June 2019 Notes) at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the June 2019 Notes is payable semi-annually in arrears, beginning on December 15, 2014. The June 2019 Notes will mature on June 15, 2019. Prior to maturity, we may, at our option, redeem the June 2019 Notes at any time, in whole or in part, at specified redemption prices, which also include a customary make-whole premium provision through March 15, 2019. In July 2014, we exchanged 100% of the June 2019 Notes for notes that are freely transferable and registered under the Securities Act of 1933.
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
For a further discussion of the Senior Notes issued prior to our fiscal 2014, refer to Note 7 to our audited consolidated financial statements within our 2014 Annual Report.
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
Senior Notes: Tangible Equity Units — In July 2012, we issued 4.6 million 7.5% TEUs (the 2012 TEUs), which were comprised of PSPs and senior amortizing notes. As the two components of the TEUs were legally separate and detachable, we accounted for the two components as separate items for financial reporting purposes and valued them based on their relative fair value at the date of issuance. The amortizing notes were unsecured senior obligations and ranked equally with all of our other unsecured indebtedness. Outstanding notes required quarterly payments of principal and interest through maturity. The PSPs were originally accounted for as equity (additional paid in capital) at the initial fair value of these contracts based on the relative fair value method. During the fiscal year ended September 30, 2014, we exchanged 890,000 TEUs, including approximately $2.4 million of amortizing notes, for Beazer Homes' common stock. The majority of PSPs related to the 2012 TEUs were settled in Beazer Homes' common stock on July 15, 2015. See Note 7 for more information related to this exchange.
Junior Subordinated Notes — Our unsecured junior subordinated notes (Junior Subordinated Notes) in the amount of $103.1 million mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and pay interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a floating interest rate as defined in the Junior Subordinated Notes Indenture. The obligations relating to these notes are subordinated to the Facility and Senior Notes. In January 2010, we modified the terms of $75.0 million of these notes and recorded them at their estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of June 30, 2015, the unamortized accretion was $43.5 million and will be amortized over the remaining life of the notes.
As of June 30, 2015, we were in compliance with all covenants under our Junior Subordinated Notes.
Cash Secured Loans — We have two separate cash secured loan facilities with $22.4 million outstanding as of June 30, 2015. Borrowing under the cash secured loan facilities will replenish cash used to repay or repurchase the Company’s debt and would be considered “refinancing indebtedness” under certain of the Company’s existing indentures and debt covenants. However, because the loans are fully collateralized by cash equal to the loan amount, the loans do not provide liquidity to the Company.
The loans mature in November 2017; however, the lenders of these facilities may put the outstanding loan balances to the Company at the two or four year anniversaries of the loans. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our unaudited consolidated balance sheets as of June 30, 2015 and September 30, 2014. The cash secured loans have a maximum interest rate equivalent to LIBOR plus 0.4% per annum, which is paid every three months following the effective date of each borrowing.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of June 30, 2015 and September 30, 2014, we had outstanding notes payable of $23.8 million and $22.1 million, respectively, primarily related to land acquisitions. These notes payable have varying expiration dates between 2016 and 2019 and have a weighted average fixed interest rate of 4.14% as of June 30, 2015. These notes are secured by the real estate to which they relate.
The agreements governing these secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. In each instance, however, a covenant default can be cured by repayment of the indebtedness.
(9) Income Taxes
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain limited exceptions. ASU 2013-11 was effective for annual reporting periods beginning on or after December 15, 2013 and interim periods within those annual periods. The Company adopted this guidance in the quarter ended December 31, 2014, which was the first quarter of our fiscal 2015, with no significant impact to our financial statements.
In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. Our federal income tax returns for fiscal years 2011 through 2012 were agreed to with the IRS Appeals Office and approved by the Joint Committee on Taxation in the first quarter of our fiscal 2015. Certain state income tax returns for various fiscal years are under routine examination. The statute of limitations for our major tax jurisdictions remains open for examination for our fiscal year 2007 and subsequent years. As of June 30, 2015, it is reasonably possible that up to $3.2 million of our total uncertain tax positions will reverse within the next twelve months, primarily due to the expiration of statutes of limitation in various jurisdictions.

As of June 30, 2015 and September 30, 2014, we had $0.5 million and $0.4 million, respectively, of accrued interest and penalties related to our unrecognized tax benefits.
We experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code (Section 382) as of January 12, 2010. Section 382 contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards (NOLs) and certain built-in losses or deductions recognized during the five-year period after the ownership change to offset future taxable income. Therefore, our ability to utilize our pre-ownership change NOLs and recognize certain built-in losses or deductions is limited by Section 382 to an estimated maximum amount of approximately $11.4 million ($4 million tax-effected) annually. Certain deferred tax assets are not subject to any limitation.
Accordingly, a portion of our $459.3 million of total gross deferred tax assets may be unavailable due to the limitation imposed by Section 382 and the maximum carryforward period of our NOLs. Previously, we provided a range of gross deferred tax assets that may be unavailable based on estimates of activity occurring in the five-year period following our “ownership change.” As of June 30, 2015, we have determined the impact and classification of these amounts, which is incorporated into the table below. The actual realization of our deferred tax assets is difficult to predict and will be dependent on future events. At such time, we will remove any applicable deferred tax asset and corresponding valuation allowance, as appropriate. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets.
Considering the limitation imposed by Section 382, the table below depicts the classifications of our deferred tax assets as of June 30, 2015:

(In thousands)	June 30, 2015
Deferred tax assets:
Subject to annual limitation	$93,741
Generally not subject to annual limitation	365,563
Total deferred tax assets	459,304
Deferred tax liabilities	(43,496)
Net deferred tax assets before valuation allowance	415,808
Valuation allowance	(415,762)
Net deferred tax assets	$46
Based upon an evaluation of all available evidence, we established a valuation allowance for substantially all of our deferred tax assets during our fiscal 2008. As of June 30, 2015, we continued our evaluation of whether the valuation allowance against our deferred tax assets was still required. We considered positive evidence, including evidence of recovery in the housing markets where we operate, the prospects of continued profitability and growth, a strong backlog and sufficient balance sheet liquidity to sustain and grow operations. Although the Company’s performance and current positioning is bringing it closer to a conclusion that a valuation allowance is no longer needed, further evidence of sustained profitability is needed to reverse all or a portion of our valuation allowance against our deferred tax assets. Therefore, based upon all available positive and negative evidence, we concluded a valuation allowance is still needed for substantially all of our gross deferred tax assets as of June 30, 2015. The Company's deferred tax asset valuation allowance was $415.8 million and $445.2 million as of June 30, 2015 and September 30, 2014, respectively. In a near future period, we expect to reduce a portion of our valuation allowance, generating a non-cash tax benefit that will have a material impact on net income and stockholders' equity, if sufficient positive evidence is present indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
(10) Contingencies
Beazer Homes and certain of our subsidiaries have been and continue to be named as defendants in various construction defect claims, complaints and other legal actions. The Company is subject to the possibility of loss contingencies arising from its business. In determining loss contingencies, we consider the likelihood of loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and the amount of loss can be reasonably estimated.
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

Our homebuilding work is performed by subcontractors that typically must agree to indemnify us with regard to their work and provide us with certificates of insurance demonstrating that they have met our insurance requirements and that we are named as an additional insured under their policies. Therefore, many claims relating to workmanship and materials that result in warranty spending are the primary responsibility of these subcontractors. In addition, we maintain insurance coverage related to our construction efforts that can result in recoveries of warranty and construction defect costs above certain specified limits.
Our warranty reserves are included in other liabilities on our unaudited consolidated balance sheets and the provision for warranty accruals is included in home construction expenses in our unaudited consolidated statements of income. We record reserves covering anticipated warranty expense for each home we close. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by division. An analysis by division allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also contemplates the existence of any non-recurring or community-specific warranty-related matters that might not be included in our historical data and trends. While we adjust our estimated warranty liabilities each reporting period to the extent required as a result of our quarterly analyses, historical data and trends may not accurately predict actual warranty costs which could lead to a significant change in the reserve.
Changes in our warranty reserves are as follows for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period	$28,794	$12,561	$16,084	$11,663
Accruals for warranties issued (a)	2,935	1,517	6,090	3,687
Changes in liability related to warranties existing in prior periods (b)	7,058	2,459	27,813	5,682
Payments made (b)	(7,963)	(2,756)	(19,163)	(7,251)
Balance at end of period	$30,824	$13,781	$30,824	$13,781
(a) Accruals for warranties issued is a function of the number of home closings in the period, the average selling prices of the homes closed and the rates of accrual per home estimated as a percentage of the selling price of the home. The increase in the amount of accrual in the current three-month and nine-month periods compared to the comparable prior-year periods is due to an increase in the average selling prices of homes closed in the respective periods, as well as increases in certain divisions' accrual rates.
(b) Changes in liability related to warranties existing in prior periods and payments made increased in the current three-month and nine-month periods primarily due to charges and subsequent payments related to water intrusion issues in certain of our communities located in Florida. Refer to separate discussion of these issues below.
Florida and New Jersey Water Intrusion Issues
In the latter portion of fiscal 2014, we experienced an increase in calls from homeowners reporting stucco and water intrusion issues in certain of our communities in Florida and New Jersey. Through June 30, 2015, we have cumulatively recorded $28.9 million in charges related to these issues, of which $28.3 million related to communities in Florida and $0.6 million related to one community in New Jersey. Refer to discussion below for further detail.
Florida. The issues in Florida (the Florida stucco issues) relate to stucco installation in several communities. Through September 30, 2014, we had identified a total of 135 homes that we believed were likely to require more than minor repairs and recorded an associated warranty charge of $4.3 million. We had resolved repairs on 11 of those homes resulting in payments of $0.3 million. We consider warranty-related repairs for homes to be resolved when all repairs are complete and all repair costs are fully paid. As of September 30, 2014, our warranty liability included $4.0 million for the amount of estimated repair costs for the remaining 124 homes, as well as an estimate of repair costs for homes that were likely to be identified in the future. At that time, we believed the issues were isolated to a limited number of specific house plans in several specific communities.
Throughout fiscal 2015, with many homeowners seeing an increased level of warranty-related activities occurring in their communities, the number of stucco and water-related warranty calls in Florida increased significantly. This led us to expand the scope of our inspections, including to homes and communities from which no warranty calls had been received. This enhanced review, together with our growing experience repairing homes previously identified, resulted in us determining that more homes and communities in Florida were likely to be adversely affected. Based on all of these activities and our resulting analysis, we recorded additional warranty expense of $6.1 million and $24.0 million during the three and nine months ended June 30, 2015, respectively, related to the Florida stucco issues.

As of June 30, 2015, 486 homes have been identified likely to require repairs, of which 116 homes have been repaired. We made payments related to the Florida stucco issues of $4.5 million and $9.2 million for the three and nine months ended June 30, 2015, respectively. After considering repair costs already paid, the remaining accrual to cover outstanding payments and potential repair costs for homes impacted by the Florida stucco issues is $18.8 million as of June 30, 2015, which is included in our overall warranty liability detailed above.
Our assessment of the Florida stucco issues is ongoing. As a result, we anticipate that our assessment as to the ultimate magnitude of our liability may change as additional information is obtained. We believe that we will recover a portion of our repair costs related to the Florida stucco issues from various sources, including the subcontractors involved with the construction of these homes and their insurers; however, no amounts related to subcontractor recoveries have been recorded in our unaudited consolidated financial statements as of June 30, 2015.
New Jersey. The water intrusion issues in New Jersey related to flashing and stone installation in one specific community. These homes had an average age of eight years. No new homes were identified in New Jersey during the first nine months of fiscal 2015. As of June 30, 2015, we believe the remaining warranty liability for New Jersey is sufficient to cover the probable cost of the repair effort remaining to resolve the issues in that community and is not material.
Insurance Recoveries
The Company has entered into contracts with a third-party insurance provider which allow for the recovery of certain warranty costs incurred by us above a specified threshold for each period covered. Due to the significant costs we have incurred related to the Florida stucco issues, as well as other warranty issues that arise in the ordinary course of our homebuilding business which have not been separately discussed, we have surpassed these thresholds for certain contract years. As such, we expect additional costs incurred in the current quarter and in future periods for further warranty work on homes within these contract years to be reimbursed by our insurer.
Warranty expense beyond the thresholds set in our insurance contracts was recorded related to homes impacted by the Florida stucco issues, as well as other various warranty issues, resulting in our recording of $7.3 million and $13.0 million in insurance recoveries during the three and nine months ended June 30, 2015, respectively, that we deem to be probable of receiving. Of these expected recovery amounts, $6.1 million and $10.4 million for the three and nine months ended June 30, 2015, respectively, is associated with the incremental expense from the Florida stucco issues, while the remainder relates to expenditures for other warranty issues that are also in excess of our insurance thresholds. Amounts recorded for anticipated insurance recoveries are reflected within our unaudited consolidated statement of income as a reduction of our current quarter home construction expenses, and have been recorded on a gross basis as a receivable within accounts receivable on our unaudited consolidated balance sheet as of June 30, 2015. In July 2015, we received our first reimbursement from our insurance provider as payment under our policies.
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
Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement and associated Bill of Information (the “DPA”) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (the HUD Agreement) and the Civil Division of the United States Department of Justice. We have satisfied our obligations under the DPA and in July 2014 the United States District Court for the Western Division of North Carolina dismissed the Bill of Information. However, under these agreements, we are obligated to make payments equal to 4% of “adjusted EBITDA,” as defined in the agreements, until the earlier of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of June 30, 2015, we have paid a cumulative $22.7 million related to the DPA and the HUD Agreement. Additionally, we have a liability of $4.6 million recorded on our unaudited consolidated balance sheet as of June 30, 2015 related to the DPA and the HUD agreement, $1.7 million and $2.5 million of which were accrued for during the three and nine months ended June 30, 2015, respectively.
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
We have accrued $11.9 million and $13.4 million in other liabilities on our unaudited consolidated balance sheets related to litigation and other matters, excluding warranty, as of June 30, 2015 and September 30, 2014, respectively.
We had outstanding letters of credit and performance bonds of approximately $41.5 million and $217.4 million, respectively, as of June 30, 2015, related principally to our obligations to local governments to construct roads and other improvements in various developments. We have an immaterial amount of outstanding letters of credit relating to our land option contracts as of June 30, 2015.
(11) Fair Value Measurements
As of June 30, 2015, we had assets on our unaudited consolidated balance sheet that were required to be measured at fair value on a recurring or non-recurring basis. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; and

•	Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.
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
The following table presents our assets measured at fair value on a recurring and non-recurring basis for each hierarchy level and represents only those assets whose carrying values were adjusted to fair value during the nine months ended June 30, 2015 and 2014:

(In thousands)	Level 1	Level 2	Level 3	Total
Nine Months Ended June 30, 2015
Deferred compensation plan assets (a)	$—	$618	$—	$618
Land held for sale (b)	—	—	1,148	1,148
Nine Months Ended June 30, 2014
Deferred compensation plan assets (a)	$—	$463	$—	$463
Land held for sale (b)	—	—	6,730	6,730
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis.
The fair value of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, cash secured loans, amounts due under the Facility, and other secured notes payable approximate their carrying amounts due to the short maturity of these assets and liabilities.
If outstanding, obligations related to land not owned under option agreements approximate fair value. The following table presents the carrying values and estimated fair values of our other financial liabilities as of June 30, 2015 and September 30, 2014:

(In thousands)	As of June 30, 2015		As of September 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,430,762	$1,454,719	$1,435,183	$1,462,899
Junior Subordinated Notes	57,287	57,287	55,736	55,736
	$1,488,049	$1,512,006	$1,490,919	$1,518,635
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
(12) Stock-based Compensation
For the three and nine months ended June 30, 2015, our total stock-based compensation included in general and administrative expenses (G&A) in our unaudited consolidated statements of income was approximately $1.6 million ($1.2 million net of tax) and $4.6 million ($3.4 million net of tax), respectively. The fair value of each stock option and stock-settled appreciation rights (SSARs) granted is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes Model). The fair value of each performance-based stock grant is estimated on the date of grant using the Monte Carlo valuation method. The cash-settled component of any awards granted to employees are accounted for as a liability award and the liability is adjusted to fair value each reporting period until vested. Non-performance based stock is valued based on the market price of the common stock on the date of the grant.
During the nine months ended June 30, 2015 and 2014, employees surrendered 10,302 and 23,602 shares, respectively, to us in payment of minimum tax obligations upon the vesting of stock awards under our stock incentive plans. We valued the stock at the market price on the date of surrender, for an aggregate value of approximately $192,000 and $450,000 for the nine months ended June 30, 2015 and 2014, respectively.
Stock Options: The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price. As of June 30, 2015, our stock options/SSARs outstanding had an intrinsic value of $2.1 million. The stock options/SSARs vested and expected to vest in the future had a weighted average expected life of 2.2 years. The aggregate intrinsic value of exercisable stock options/SSARs as of June 30, 2015 was $1.7 million.
Activity related to stock options/SSARs for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2015		June 30, 2015
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	646,630	$18.12	650,233	$18.12
Exercised	(753)	12.07	(1,209)	12.07
Forfeited	(815)	17.81	(3,962)	19.81
Outstanding at end of period	645,062	$18.13	645,062	$18.13
Exercisable at end of period	491,699	$18.40	491,699	$18.40
Vested or expected to vest in the future	645,032	$18.13	645,032	$18.13
Stock Awards: Compensation cost arising from stock awards granted to employees is recognized as an expense within G&A expenses in our unaudited consolidated statements of income using the straight-line method over the vesting period. As of June 30, 2015 and September 30, 2014, there was $13.2 million and $10.0 million, respectively, of total unrecognized compensation cost related to nonvested stock awards included in paid-in capital. The cost remaining at June 30, 2015 is expected to be recognized over a weighted average period of 2.7 years.
During the nine months ended June 30, 2015, we issued 201,157 shares of performance-based restricted stock (Performance Shares) to our executive officers and certain other corporate employees. The first type of Performance Shares granted requires a total shareholder return (TSR) that compares favorably against an 11-member peer group measured at the end of a three-year performance period (TSR Performance Shares). The number of TSR Performance Shares that actually vest will range from 0% to 150% of the target number, based on the Company’s TSR ranking relative to its peer group during the three-year performance period. TSR calculations for the Company and the peer group companies are based on the average closing price of the Company’s common stock on the NYSE for the 20 trading days immediately preceding (i) the start of the performance period (October 1, 2014) and (ii) the end of the performance period (September 30, 2017). The grants of the TSR Performance Shares were valued using the Monte Carlo valuation model and had an estimated fair value of $19.90 per share.
A Monte Carlo valuation model requires the following inputs: (1) the expected dividend yield on the underlying stock; (2) the expected price volatility of the underlying stock; (3) the risk-free interest rate for the period corresponding with the expected term of the award; and (4) the fair value of the underlying stock. For the Company and each member of the peer group, the following inputs were used, as applicable, in the Monte Carlo valuation model to determine the fair value as of the grant date for the TSR Performance Shares: 0% dividend yield for the Company, expected price volatility ranging from 29.0% to 185.8% and a risk-free interest rate of 0.94%. The methodology used to determine these assumptions is similar to the Black-Scholes Model; however, the expected term is determined by the model in the Monte Carlo simulation.
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
Performance Shares in excess of the target number (201,157) may be settled in cash or additional shares at the discretion of the Compensation Committee. Any portion of the Performance Shares that do not vest at the end of the period will be forfeited.
Activity relating to stock awards, including the Performance Shares, for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2015		June 30, 2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	953,608	$18.29	746,567	$15.76
Granted	19,322	17.85	410,192	19.01
Vested	(1,641)	18.27	(64,719)	15.96
Forfeited	(7,059)	18.97	(127,810)	7.09
End of period	964,230	$18.28	964,230	$18.28

(13) Other Liabilities
Other liabilities include the following as of June 30, 2015 and September 30, 2014:

(In thousands)	June 30, 2015	September 30, 2014
Accrued warranty expense	$30,824	$16,084
Accrued interest	20,671	34,645
Customer deposits	19,662	11,977
Accrued bonuses and deferred comp	17,138	24,270
Litigation accrual	11,888	13,401
Income tax liabilities	2,112	5,576
Other	33,997	36,563
Total	$136,292	$142,516

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
West: Arizona, California, Nevada and Texas
East: Delaware, Indiana, Maryland, New Jersey, Pennsylvania, Tennessee (Nashville) and Virginia
Southeast: Florida, Georgia, North Carolina (Raleigh) and South Carolina
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding, land sale and other revenues less home construction, land development and land sale expense, commission expense, depreciation and amortization and certain G&A expenses which are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are described in Note 1 to our consolidated financial statements in our 2014 Annual Report.
The following tables contain our revenue, operating income (loss) and depreciation and amortization by segment for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Revenue
West	$149,129	$136,906	$351,975	$381,368
East	155,160	128,358	363,152	319,313
Southeast	125,149	89,407	279,434	217,181
Total revenue	$429,438	$354,671	$994,561	$917,862

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Operating income
West	$16,246	$18,754	$33,628	$48,854
East	15,344	10,438	28,457	21,667
Southeast	14,382	8,235	15,200	18,025
Segment total	45,972	37,427	77,285	88,546
Corporate and unallocated (a)	(28,276)	(22,339)	(62,643)	(56,309)
Total operating income	$17,696	$15,088	$14,642	$32,237

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Depreciation and amortization
West	$1,267	$1,427	$3,299	$4,113
East	900	890	2,094	2,138
Southeast	793	521	1,817	1,270
Segment total	2,960	2,838	7,210	7,521
Corporate and unallocated (a)	537	562	1,409	1,617
Depreciation and amortization - continuing operations	$3,497	$3,400	$8,619	$9,138
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
The following table contains our capital expenditures by segment for the periods presented:

	Nine Months Ended
	June 30,
(In thousands)	2015	2014
Capital Expenditures
West	$4,959	$3,891
East	2,996	1,827
Southeast	2,653	1,498
Corporate and unallocated	1,822	1,768
Total capital expenditures	$12,430	$8,984
The following table contains our asset balance by segment as of June 30, 2015 and September 30, 2014:

(In thousands)	June 30, 2015	September 30, 2014
Assets
West	$884,235	$756,575
East	470,189	433,032
Southeast	355,729	299,215
Corporate and unallocated (a)	380,019	577,398
Total assets	$2,090,172	$2,066,220
(a) Primarily consists of cash and cash equivalents, restricted cash, consolidated inventory not owned, deferred taxes, capitalized interest and other items that are not allocated to the segments.

(15) Supplemental Guarantor Information
As discussed in Note 8, our obligations to pay principal, premium, if any, and interest under certain debt issuances are guaranteed on a joint and several basis by substantially all of our subsidiaries. Certain of our immaterial subsidiaries do not guarantee our Senior Notes or the Facility. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. The following unaudited financial information presents the line items of our unaudited consolidated financial statements separated by amounts related to our parent company, guarantor subsidiaries, non-guarantor subsidiaries, and consolidating adjustments as of or for the periods presented.

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
June 30, 2015
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$112,142	$17,881	$970	$(2,241)	$128,752
Restricted cash	36,221	1,590	—	—	37,811
Accounts receivable (net of allowance of $1,292)	—	44,878	4	—	44,882
Income tax receivable	262	—	—	—	262
Owned inventory	—	1,822,090	—	—	1,822,090
Investments in unconsolidated entities and marketable securities	773	10,634	—	—	11,407
Deferred tax assets, net	46	—	—	—	46
Property and equipment, net	—	22,683	—	—	22,683
Investments in subsidiaries	275,514	—	—	(275,514)	—
Intercompany	1,385,184	—	2,381	(1,387,565)	—
Other assets	13,643	8,506	90	—	22,239
Total assets	$1,823,785	$1,928,262	$3,445	$(1,665,320)	$2,090,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$127,063	$—	$—	$127,063
Other liabilities	20,758	114,924	610	—	136,292
Intercompany	—	1,389,806	—	(1,389,806)	—
Total debt (net of discounts of $3,829)	1,530,417	23,790	—	—	1,554,207
Total liabilities	1,551,175	1,655,583	610	(1,389,806)	1,817,562
Stockholders’ equity	272,610	272,679	2,835	(275,514)	272,610
Total liabilities and stockholders’ equity	$1,823,785	$1,928,262	$3,445	$(1,665,320)	$2,090,172

Beazer Homes USA, Inc.
Unaudited Consolidating Balance Sheet Information
September 30, 2014
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$301,980	$22,034	$1,614	$(1,474)	$324,154
Restricted cash	61,945	996	—	—	62,941
Accounts receivable (net of allowance of $1,245)	—	34,428	1	—	34,429
Income tax receivable	46	—	—	—	46
Owned inventory	—	1,557,496	—	—	1,557,496
Consolidated inventory not owned	—	3,857	—	—	3,857
Investments in marketable securities and unconsolidated entities	773	37,568	—	—	38,341
Deferred tax assets, net	2,823	—	—	—	2,823
Property and equipment, net	—	18,673	—	—	18,673
Investments in subsidiaries	253,540	—	—	(253,540)	—
Intercompany	1,195,349	—	2,405	(1,197,754)	—
Other assets	17,226	6,144	90	—	23,460
Total assets	$1,833,682	$1,681,196	$4,110	$(1,452,768)	$2,066,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$106,237	$—	$—	$106,237
Other liabilities	38,871	102,833	812	—	142,516
Intercompany	2,405	1,196,823	—	(1,199,228)	—
Obligations related to land not owned under option agreements	—	2,916	—	—	2,916
Total debt (net of discounts of $4,399)	1,513,288	22,145	—	—	1,535,433
Total liabilities	1,554,564	1,430,954	812	(1,199,228)	1,787,102
Stockholders’ equity	279,118	250,242	3,298	(253,540)	279,118
Total liabilities and stockholders’ equity	$1,833,682	$1,681,196	$4,110	$(1,452,768)	$2,066,220

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Income and Unaudited Comprehensive Income
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended June 30, 2015
Total revenue	$—	$429,438	$33	$(33)	$429,438
Home construction and land sales expenses	13,548	339,566	—	(33)	353,081
Inventory impairments and option contract abandonments	—	249	—	—	249
Gross (loss) profit	(13,548)	89,623	33	—	76,108
Commissions	—	17,246	—	—	17,246
General and administrative expenses	—	37,641	28	—	37,669
Depreciation and amortization	—	3,497	—	—	3,497
Operating (loss) income	(13,548)	31,239	5	—	17,696
Equity in income of unconsolidated entities	—	153	—	—	153
Other (expense) income, net	(5,955)	193	(1)	—	(5,763)
(Loss) income before income taxes	(19,503)	31,585	4	—	12,086
(Benefit from) provision for income taxes	(7,204)	7,067	2	—	(135)
Equity in income of subsidiaries	24,520	—	—	(24,520)	—
Income (loss) from continuing operations	12,221	24,518	2	(24,520)	12,221
Loss from discontinued operations	—	(43)	(3)	—	(46)
Equity in loss of subsidiaries from discontinued operations	(46)	—	—	46	—
Net income (loss) and comprehensive income (loss)	$12,175	$24,475	$(1)	$(24,474)	$12,175

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Three Months Ended June 30, 2014
Total revenue	$—	$354,671	$100	$(100)	$354,671
Home construction and land sales expenses	9,430	274,527	—	(100)	283,857
Inventory impairments and option contract abandonments	—	2,010	—	—	2,010
Gross (loss) profit	(9,430)	78,134	100	—	68,804
Commissions	—	14,322	—	—	14,322
General and administrative expenses	—	35,967	27	—	35,994
Depreciation and amortization	—	3,400	—	—	3,400
Operating (loss) income	(9,430)	24,445	73	—	15,088
Equity in loss of unconsolidated entities	—	(81)	—	—	(81)
Loss on extinguishment of debt	(19,764)	—	—	—	(19,764)
Other (expense) income, net	(10,421)	216	—	—	(10,205)
(Loss) income before income taxes	(39,615)	24,580	73	—	(14,962)
(Benefit from) provision for income taxes	(4,730)	2,935	26	—	(1,769)
Equity in income of subsidiaries	21,692	—	—	(21,692)	—
(Loss) income from continuing operations	(13,193)	21,645	47	(21,692)	(13,193)
Income (loss) from discontinued operations	—	842	(4)	—	838
Equity in income of subsidiaries from discontinued operations	838	—	—	(838)	—
Net (loss) income and comprehensive (loss) income	$(12,355)	$22,487	$43	$(22,530)	$(12,355)

Beazer Homes USA, Inc.
Unaudited Consolidating Statements of Income and Unaudited Comprehensive Income
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2015
Total revenue	$—	$994,561	$165	$(165)	$994,561
Home construction and land sales expenses	31,524	797,714	—	(165)	829,073
Inventory impairments and option contract abandonments	—	249	—	—	249
Gross (loss) profit	(31,524)	196,598	165	—	165,239
Commissions	—	40,141	—	—	40,141
General and administrative expenses	—	101,749	88	—	101,837
Depreciation and amortization	—	8,619	—	—	8,619
Operating (loss) income	(31,524)	46,089	77	—	14,642
Equity in income of unconsolidated entities	—	377	—	—	377
Other (expense) income, net	(23,396)	(270)	(4)	—	(23,670)
(Loss) income before income taxes	(54,920)	46,196	73	—	(8,651)
(Benefit from) provision for income taxes	(20,286)	19,533	27	—	(726)
Equity in income of subsidiaries	26,709	—	—	(26,709)	—
(Loss) income from continuing operations	(7,925)	26,663	46	(26,709)	(7,925)
Loss from discontinued operations	—	(4,226)	(10)	—	(4,236)
Equity in loss of subsidiaries from discontinued operations	(4,236)	—	—	4,236	—
Net (loss) income	$(12,161)	$22,437	$36	$(22,473)	$(12,161)
Change in unrealized loss related to available-for-sale securities	1,276	—	—	—	1,276
Comprehensive (loss) income	$(10,885)	$22,437	$36	$(22,473)	$(10,885)
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2014
Total revenue	$—	$917,862	$279	$(279)	$917,862
Home construction and land sales expenses	23,944	715,630	—	(279)	739,295
Inventory impairments and option contract abandonments	—	2,921	—	—	2,921
Gross (loss) profit	(23,944)	199,311	279	—	175,646
Commissions	—	37,239	—	—	37,239
General and administrative expenses	—	96,944	88	—	97,032
Depreciation and amortization	—	9,138	—	—	9,138
Operating (loss) income	(23,944)	55,990	191	—	32,237
Equity in income of unconsolidated entities	—	221	—	—	221
Loss on extinguishment of debt	(19,917)	—	—	—	(19,917)
Other (expense) income, net	(41,112)	1,427	(4)	—	(39,689)
(Loss) income before income taxes	(84,973)	57,638	187	—	(27,148)
(Benefit from) provision for income taxes	(4,928)	3,079	66	—	(1,783)
Equity in income of subsidiaries	54,680	—	—	(54,680)	—
(Loss) income from continuing operations	(25,365)	54,559	121	(54,680)	(25,365)
Loss from discontinued operations	—	(88)	(11)	—	(99)
Equity in loss of subsidiaries and discontinued operations	(99)	—	—	99	—
Net (loss) income and comprehensive (loss) income	$(25,464)	$54,471	$110	$(54,581)	$(25,464)

Beazer Homes USA, Inc.
 Unaudited Condensed Consolidating Statements of Cash Flow
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2015
Net cash used in operating activities	$(55,814)	$(182,157)	$(169)	$—	$(238,140)
Cash flows from investing activities:
Capital expenditures	—	(11,756)	—	—	(11,756)
Investments in unconsolidated entities	—	(2,651)	—	—	(2,651)
Proceeds from sale of marketable securities and unconsolidated entities	—	24,245	—	—	24,245
Increases in restricted cash	(2,025)	(1,781)	—	—	(3,806)
Decreases in restricted cash	27,750	1,186	—	—	28,936
Advances to/from subsidiaries	(169,563)	—	25	169,538	—
Net cash (used in) provided by investing activities	(143,838)	9,243	25	169,538	34,968
Cash flows from financing activities:
Repayment of debt	(10,390)	(1,544)	—	—	(11,934)
Borrowings from credit facility	50,000	—	—	—	50,000
Repayment of borrowings from credit facility	(30,000)	—	—	—	(30,000)
Debt issuance costs	(126)	—	—	—	(126)
Dividends paid	500	—	(500)	—	—
Advances to/from subsidiaries	—	170,305	—	(170,305)	—
Other financing activities	(170)	—	—	—	(170)
Net cash provided by (used in) financing activities	9,814	168,761	(500)	(170,305)	7,770
Decrease in cash and cash equivalents	(189,838)	(4,153)	(644)	(767)	(195,402)
Cash and cash equivalents at beginning of period	301,980	22,034	1,614	(1,474)	324,154
Cash and cash equivalents at end of period	$112,142	$17,881	$970	$(2,241)	$128,752
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Nine Months Ended June 30, 2014
Net cash (used in) provided by operating activities	$(90,773)	$(198,873)	$53	$—	$(289,593)
Cash flows from investing activities:
Capital expenditures	—	(8,984)	—	—	(8,984)
Investments in unconsolidated entities	—	(4,567)	—	—	(4,567)
Return of capital from unconsolidated entities	—	187	—	—	187
Increases in restricted cash	(8,915)	(1,166)	—	—	(10,081)
Decreases in restricted cash	39	1,057	—	—	1,096
Net cash used in investing activities	(8,876)	(13,473)	—	—	(22,349)
Cash flows from financing activities:
Repayment of debt	(303,448)	(1,637)	—	—	(305,085)
Proceeds from issuance of new debt	325,000	—	—	—	325,000
Debt issuance costs	(5,504)	—	—	—	(5,504)
Advances to/from subsidiaries	(214,598)	216,882	(50)	(2,234)	—
Other financing activities	(446)	—	—	—	(446)
Net cash (used in) provided by financing activities	(198,996)	215,245	(50)	(2,234)	13,965
Decrease in cash and cash equivalents	(298,645)	2,899	3	(2,234)	(297,977)
Cash and cash equivalents at beginning of period	499,341	6,324	1,637	(2,843)	504,459
Cash and cash equivalents at end of period	$200,696	$9,223	$1,640	$(5,077)	$206,482

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
We have classified the results of operations of our discontinued operations separately in the accompanying unaudited consolidated statements of income for all periods presented. There were no material assets or liabilities related to our discontinued operations as of June 30, 2015 or September 30, 2014. Discontinued operations were not segregated in the unaudited consolidated statements of cash flows. Therefore, amounts for certain captions in the unaudited consolidated statements of cash flows will not agree with the respective data in the unaudited consolidated statements of income. The results of our discontinued operations in the unaudited consolidated statements of income for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Total revenue	$750	$—	$1,030	$464
Home construction and land sales expenses (a)	901	(1,343)	4,957	1,609
Gross profit (loss)	(151)	1,343	(3,927)	(1,145)
General and administrative expenses (b)	(104)	397	314	(1,164)
Operating income (loss)	(47)	946	(4,241)	19
Other income (expense), net	(1)	—	—	—
Income (loss) from discontinued operations before income taxes	(48)	946	(4,241)	19
(Benefit from) provision for income taxes	(2)	108	(5)	118
Income (loss) from discontinued operations, net of tax	$(46)	$838	$(4,236)	$(99)
(a) The nine months ended June 30, 2015 includes a $3.7 million expense related to the probable liability of a case regarding alleged past construction defects in our discontinued operations in Denver, Colorado.
(b) The nine months ended June 30, 2014 includes approximately $1.9 million of recoveries received for legal fees related to outstanding matters in Denver, Colorado.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
We believe that the housing recovery continues to move forward as evidenced, in part, by the improved sales pace experienced during the spring selling season that has carried forward into the early part of the summer. The fundamentals, including favorable demographic trends, excellent affordability and employment growth, continue to point to a stronger and more stable level of demand for new homes than the uneven levels the industry experienced during our fiscal 2014. The overall shape of the recovery has been flatter than many predicted, in large part, due to continuing mortgage constraints, employment insecurity and lack of wage growth. As a result of these issues, we continue to anticipate a slow but steady recovery. Additionally, while historic bad weather in our Texas markets will delay home deliveries and contribute to margin pressures in the short-term, we do not believe that these factors will impact our performance in the long run.
Overview of Results for Our Fiscal Third Quarter
For the quarter ended June 30, 2015, we recorded net income from continuing operations of $12.2 million, an improvement of $25.4 million over the prior year quarter due to improved gross profit, driven by higher year-over-year closings and a higher average selling price (ASP), as well as the $19.8 million loss recorded in the prior year quarter on early extinguishment of debt. We grew new home orders by 18.1% over the prior year quarter, achieving 3.1 sales per community per month, and our average community count increased by 17.1%. As noted, our ASP on closings continued to rise, finishing at $318.0 thousand for the current quarter (an increase of 11.7% over the prior year quarter). Finally, we ended June 2015 with 2,764 units in backlog, a 25.0% increase from the prior year period, with an ASP of $325.3 thousand (8.5% greater than the ASP of backlog as of the end of the prior year quarter), providing evidence of expected additional increases in our ASP in the quarters ahead. Our backlog value for the quarter ended June 30, 2015 was $899.2 million, a 35.6% increase from the prior year quarter.
Reaching “2B-10”
In November 2013, we introduced a multi-year “2B-10” plan, which provided a roadmap of revenue and margin metrics to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Taken together, reaching “2B-10” would result in Adjusted EBITDA of at least $200 million. In November of 2014, we refined the specific metrics we expected would lead us to the “2B-10” objectives. During the second quarter of our fiscal 2015, we made the decision that we would not continue to reinvest in new homebuilding assets in our New Jersey division, which could have a modest impact on the timing of the achievement of our “2B-10” objectives, but continue our commitment to reaching these objectives as soon as possible. Reaching the revenue component of “2B-10” depends primarily on our ability to improve our sales per community per month, increase our ASP and grow our active community count, while reaching the Adjusted EBITDA margin component will require us to maintain recent levels of homebuilding gross margins and achieve additional selling, general and administrative (“SG&A”) cost leverage as our revenue grows.
Since introducing our “2B-10” plan, we have made significant progress on achieving our objectives, with meaningful improvements in all key metrics. These improvements are due to the intense focus we have placed on the operational drivers of this plan, and, in part, to improved market conditions. With our initial improvements on better absorption rates and higher margins, we have more recently focused on increased ASP and our community count. Here’s where we currently stand on each of the five key target metrics in relation to our current “2B-10” roadmap:

•
Sales per community per month was 3.1 for the quarters ended June 30, 2015 and June 30, 2014. Our sales per community per month was 2.8 for the trailing 12 months ended June 30, 2015 versus 2.9 a year ago and 3.0 in our “2B-10” plan. Despite the slight year-over-year decline in the trailing twelve months, we believe we are currently among the industry leaders in sales absorption rates, so our operational efforts have been focused on improvements in other “2B-10” target metrics in recent quarters.

•
Our ASP for closings during the trailing 12 months ended June 30, 2015 was $303.5 thousand, up 10.8% year-over-year, and our ASP in backlog at June 30, 2015 has risen 8.5% to $325.3 thousand versus the prior year. Our “2B-10” ASP target metric is $325.0 thousand, which we believe is achievable based on recent increases in our ASP on closed homes, our ASP on homes in backlog as of June 30, 2015, and our current mix of communities available for sale.

•
During the current quarter, we had an average active community count of 164, up 17.1% over last year. In order to sustain and further increase our active community count, we invested $105.9 million in land and land development during the current quarter. This investment brings our total spending for the trailing 12 month period to $523.1 million. Our “2B-10” target metric is to reach 170 communities, which we are approaching.

•
Homebuilding gross margins, excluding impairments, abandonments and interest for the trailing 12 months ended June 30, 2015 was 20.6%. Excluding the cumulative impact over the past 12 months of the $28.9 million in costs related to the

Florida stucco issues and the water intrusion issues in New Jersey, partially offset by the $10.4 million credit for anticipated insurance recoveries associated with current fiscal year expenses for the Florida stucco issues, homebuilding gross margins would have been 21.8% over the trailing 12 months, which is near our “2B-10” target metric of 22.0%.

•
SG&A for the trailing 12 months ended June 30, 2015 was 13.1% of total revenue, a decrease of 80 basis points from the prior year. Although it is above our “2B-10” target of 12.0%, we believe that as we grow revenue from our larger base of communities and higher ASPs, we expect to demonstrate improved SG&A cost leverage.

•
For the trailing 12 months ended June 30, 2015, our revenues were $1.5 billion, up 13.6% year-over-year, but Adjusted EBITDA has decreased $1.1 million, or 1.0%, to $112.2 million. However, excluding the following items, Adjusted EBITDA for the trailing 12 months ended June 30, 2015 increased $21.1 million, or 18.6%: (1) additional expense recorded related to the Florida stucco issues and water intrusion issues in New Jersey of $28.9 million ($6.1 million in the current quarter; refer to Note 10 of the notes to our unaudited consolidated financial statements in this Form 10-Q); (2) a $3.7 million expense in discontinued operations; and (3) a credit to cost of sales of $10.4 million for anticipated insurance recoveries associated with the incremental current year expense from the Florida stucco issues that has exceeded our insurance policy thresholds and are the responsibility of our insurer.

We expect to continue our focus on our “2B-10” metrics during the remainder of fiscal 2015 and into fiscal 2016, with particular emphasis on continuing to drive sales absorptions within our increased number of active communities.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. Accordingly, our financial results for the three and nine months ended June 30, 2015 may not accurately predict our ultimate full year results.

RESULTS OF OPERATIONS:
The following table summarizes certain key income statement metrics for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
($ in thousands)	2015	2014	2015	2014
Revenues:
Homebuilding	$411,149	$353,165	$958,953	$909,248
Land sales and other	18,289	1,506	35,608	8,614
Total	$429,438	$354,671	$994,561	$917,862
Gross profit:
Homebuilding	$74,221	$68,672	$161,877	$174,777
Land sales and other	1,887	132	3,362	869
Total	$76,108	$68,804	$165,239	$175,646
Gross margin:
Homebuilding	18.1%	19.4%	16.9%	19.2%
Land sales and other	10.3%	8.8%	9.4%	10.1%
Total	17.7%	19.4%	16.6%	19.1%
Commissions	$17,246	$14,322	$40,141	$37,239
General and administrative expenses (G&A)	37,669	35,994	101,837	97,032
SG&A (commissions plus G&A) as a percentage of total revenue	12.8%	14.2%	14.3%	14.6%
G&A as a percentage of total revenue	8.8%	10.1%	10.2%	10.6%
Depreciation and amortization	$3,497	$3,400	$8,619	$9,138
Operating income	$17,696	$15,088	$14,642	$32,237
Operating income as a percentage of total revenue	4.1%	4.3%	1.5%	3.5%
Effective Tax Rate (a)	(1.1)%	11.8%	8.4%	6.6%
Equity in income (loss) of unconsolidated entities	$153	$(81)	$377	$221
Loss on extinguishment of debt	—	(19,764)	—	(19,917)
(a) Calculated as tax benefit for the period divided by income from continuing operations.
EBITDA: Reconciliation of Net Income (Loss) to Adjusted EBITDA
Reconciliation of Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, debt extinguishment, impairments and abandonments) to total company net income (loss), the most directly comparable GAAP measure, is provided for each period discussed below. Management believes that Adjusted EBITDA assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, tax position and level of impairments. These EBITDA measures should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance.
In addition, given the unusual size and nature of certain charges recorded during the periods presented, Adjusted EBITDA is also shown excluding these charges in the following table. Management believes that this representation best reflects the operating characteristics of the Company.

The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,			Nine Months Ended June 30,			LTM Ended June 30, (a)
	2015	2014	15 v 14	2015	2014	15 v 14	2015	2014	15 v 14
Net income (loss)	$12,175	$(12,355)	$24,530	$(12,161)	$(25,464)	$13,303	$47,686	$(13,516)	$61,202
Benefit from income taxes	(137)	(1,661)	1,524	(731)	(1,665)	934	(40,868)	(4,252)	(36,616)
Interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization	19,512	19,851	(339)	55,197	65,056	(9,859)	81,989	91,228	(9,239)
Depreciation and amortization and stock compensation amortization	5,128	4,013	1,115	13,165	11,017	2,148	18,014	15,623	2,391
Inventory impairments and option contract abandonments	249	2,010	(1,761)	249	2,921	(2,672)	5,390	3,325	2,065
Loss on debt extinguishment	—	19,764	(19,764)	—	19,917	(19,917)	—	20,915	(20,915)
Adjusted EBITDA	$36,927	$31,622	$5,305	$55,719	$71,782	$(16,063)	$112,211	$113,323	$(1,112)
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	—	—	—	13,582	—	13,582	17,872	—	17,872
Unexpected warranty costs related to water intrusion issue in New Jersey	—	—	—	—	—	—	648	—	648
Litigation settlement in discontinued operations	—	—	—	3,660	—	3,660	3,660	—	3,660
Adjusted EBITDA excluding unexpected warranty costs and a litigation settlement in discontinued operations	$36,927	$31,622	$5,305	$72,961	$71,782	$1,179	$134,391	$113,323	$21,068
(a) "LTM" indicates amounts for the trailing 12 months.

Homebuilding Operations Data
The following tables summarize new orders, net and cancellation rates by reportable segment for the periods presented:

	Three Months Ended June 30,
	New Orders, net				Cancellation Rates
	2015	2014	15 v 14		2015	2014
West	691	486	42.2%		19.7%	22.1%
East	390	418	(6.7)%	(a)	23.1%	19.8%
Southeast	443	386	14.8%		15.9%	20.9%
Total	1,524	1,290	18.1%		19.6%	21.0%

	Nine Months Ended June 30,
	New Orders, net				Cancellation Rates
	2015	2014	15 v 14		2015	2014
West	1,811	1,387	30.6%		18.6%	20.4%
East	1,164	1,150	1.2%		21.3%	21.3%
Southeast	1,213	1,038	16.9%		16.8%	20.0%
Total	4,188	3,575	17.1%		18.9%	20.6%
(a) During the second quarter of our fiscal 2015, we made the decision that we would not continue to reinvest in new home building assets in our New Jersey division. Excluding this division, new orders, net increased by 2.3% compared to the prior year period in our East segment.
Sales per community per month was 3.1 for the quarters ended June 30, 2015 and June 30, 2014. Average active communities increased 17.1% year-over-year to 164 during the quarter ended June 30, 2015, contributing to the 18.1% increase in net new orders.
The table below summarizes backlog units by reportable segment, as well as aggregate dollar value of homes in backlog and ASP in backlog as of June 30, 2015 and June 30, 2014:

	As of June 30,
	2015	2014	15 v 14
Backlog Units:
West	1,193	723	65.0%
East	778	833	(6.6)%	(a)
Southeast	793	656	20.9%
Total	2,764	2,212	25.0%
Aggregate dollar value of homes in backlog (in millions)	$899.2	$663.2	35.6%
ASP in backlog (in thousands)	$325.3	$299.8	8.5%
(a) During the second quarter of our fiscal 2015, we made the decision that we would not continue to reinvest in new homebuilding assets in our New Jersey division. Excluding this division, backlog units increased by 1.2% compared to the prior year period in our East segment.
Backlog above reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Backlog at June 30, 2015 increased by 25.0%, driven by the increase in net new orders year-over-year and a higher active community count. Growth in new orders and backlog over time is expected as our active community count continues to increase and the sales pace in recently opened communities improves.

Homebuilding Revenues and Average Selling Price
The tables below summarize homebuilding revenues, the ASP of our homes closed and closings by reportable segment for the periods presented:

	Three Months Ended June 30,
	Homebuilding Revenues			Average Selling Price			Closings
($ in thousands)	2015	2014	15 v 14	2015	2014	15 v 14	2015	2014	15 v 14
West	$143,328	$136,775	4.8%	$303.0	$266.1	13.9%	473	514	(8.0)%
East	148,898	127,147	17.1%	361.4	332.0	8.9%	412	383	7.6%
Southeast	118,923	89,243	33.3%	291.5	259.4	12.4%	408	344	18.6%
Total	$411,149	$353,165	16.4%	$318.0	$284.6	11.7%	1,293	1,241	4.2%

	Nine Months Ended June 30,
	Homebuilding Revenues			Average Selling Price			Closings
($ in thousands)	2015	2014	15 v 14	2015	2014	15 v 14	2015	2014	15 v 14
West	$338,412	$376,031	(10.0)%	$288.0	$268.2	7.4%	1,175	1,402	(16.2)%
East	347,488	316,392	9.8%	352.4	323.5	8.9%	986	978	0.8%
Southeast	273,053	216,825	25.9%	286.5	247.5	15.8%	953	876	8.8%
Total	$958,953	$909,248	5.5%	$307.9	$279.3	10.2%	3,114	3,256	(4.4)%
Generally, improved operational strategies, product mix and market conditions in certain of our markets enhanced our ability to generate higher ASP over the past year. With this increase in ASP and a 4.2% increase in closings, our year-over-year homebuilding revenues increased by 16.4% for the three months ended June 30, 2015. The change in ASP for the three and nine months ended June 30, 2015 was impacted primarily by a change in mix in closings between products and among communities and markets as compared to the prior year.
On average, we anticipate that our ASP will likely continue to increase in future quarters as indicated by our increase in ASP for homes in backlog. We also anticipate that our closings in future quarters will increase as we begin to close homes in several recently opened communities as evidenced by our higher year-over-year backlog.

Homebuilding Gross Profit
The following tables summarize our homebuilding gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, and such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales (COS) for the periods presented. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges).

($ in thousands)	Three Months Ended June 30, 2015
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$30,028	21.0%	$—	$30,028	21.0%	$—	$30,028	21.0%
East	29,487	19.8%	—	29,487	19.8%	—	29,487	19.8%
Southeast	25,121	21.1%	—	25,121	21.1%	—	25,121	21.1%
Corporate & unallocated	(10,415)		—	(10,415)		13,548	3,133
Total homebuilding	$74,221	18.1%	$—	$74,221	18.1%	$13,548	$87,769	21.3%

($ in thousands)	Three Months Ended June 30, 2014
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$33,784	24.7%	$—	$33,784	24.7%	$—	$33,784	24.7%
East	23,118	18.2%	357	23,475	18.5%	—	23,475	18.5%
Southeast	17,252	19.3%	1,653	18,905	21.2%	—	18,905	21.2%
Corporate & unallocated	(5,482)		—	(5,482)		9,430	3,948
Total homebuilding	$68,672	19.4%	$2,010	$70,682	20.0%	$9,430	$80,112	22.7%

($ in thousands)	Nine Months Ended June 30, 2015
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$69,726	20.6%	$—	$69,726	20.6%	$—	$69,726	20.6%
East	64,779	18.6%	—	64,779	18.6%	—	64,779	18.6%
Southeast	43,405	15.9%	—	43,405	15.9%	—	43,405	15.9%
Corporate & unallocated	(16,033)		—	(16,033)		31,524	15,491
Total homebuilding	$161,877	16.9%	$—	$161,877	16.9%	$31,524	$193,401	20.2%

($ in thousands)	Nine Months Ended June 30, 2014
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$88,590	23.6%	$—	$88,590	23.6%	$—	$88,590	23.6%
East	56,231	17.8%	388	56,619	17.9%	—	56,619	17.9%
Southeast	41,875	19.3%	2,533	44,408	20.5%	—	44,408	20.5%
Corporate & unallocated	(11,919)		—	(11,919)		23,944	12,025
Total homebuilding	$174,777	19.2%	$2,921	$177,698	19.5%	$23,944	$201,642	22.2%

Our overall homebuilding gross profit increased to $74.2 million for the three months ended June 30, 2015 from $68.7 million in the prior year. This increase in homebuilding gross profit was due to the increase in ASP and closings during the current quarter versus the prior year quarter.
Total homebuilding gross profit excluding inventory impairments and abandonments and interest amortized to cost of sales are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit determined in accordance with GAAP as an indicator of operating performance. The magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company, and for other homebuilders, have been significant in recent periods and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, and other similar presentations by analysts and other companies, are frequently used to assist investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management compare operating results and as a measure of the level of cash which may be available for discretionary spending.
In a given quarter, our reported gross profits are generated from both communities previously impaired and communities not previously impaired. In addition, as indicated above, certain gross profit amounts arise from recoveries of prior period costs, including warranty items, that are not directly tied to communities generating revenue in the period. Home closings from communities previously impaired would, in most instances, generate very low or negative gross margins prior to the impact of the previously recognized impairment. Gross margins for each home closing are higher for a particular community after an impairment because the carrying value of the underlying land was previously reduced to the present value of future cash flows as a result of the impairment, leading to lower cost of sales at the home closing. This improvement in gross margin resulting from one or more prior impairments is frequently referred to in the aggregate as the “impairment turn” or “flow-back” of impairments within the reporting period. The amount of this impairment turn may exceed the gross margin for an individual impaired asset if the gross margin for that asset prior to the impairment would have been negative. The extent to which this impairment turn is greater than the reported gross margin for the individual asset is related to the specific historical cost basis of that individual asset.
The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For the trailing 12-month period, the homebuilding gross margin from our continuing operations was 17.0% and excluding interest and inventory impairments, it was 20.6%. For the same trailing 12-month period, homebuilding gross margins were as follows in those communities that have previously been impaired, which represented 8.5% of total closings during this period:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(5.8)%
Impact of interest amortized to COS related to these communities	4.9%
Pre-impairment turn gross margin, excluding interest amortization	(0.9)%
Impact of impairment turns	19.5%
Gross margin (post impairment turns), excluding interest amortization	18.6%

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

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Three Months Ended June 30,			Three Months Ended June 30,
(In thousands)	2015	2014	15 v 14	2015	2014	15 v 14
West	$5,801	$131	$5,670	$1,469	$—	$1,469
East	6,262	1,211	5,051	(250)	(32)	(218)
Southeast	6,226	164	6,062	681	164	517
Corporate and unallocated (a)	—	—	—	(13)	—	(13)
Total	$18,289	$1,506	$16,783	$1,887	$132	$1,755

	Land Sales and Other Revenues			Land Sales and Other Gross Profit (Loss)
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2015	2014	15 v 14	2015	2014	15 v 14
West	$13,563	$5,337	$8,226	$2,854	$538	$2,316
East	15,664	2,921	12,743	42	(25)	67
Southeast	6,381	356	6,025	831	356	475
Corporate and unallocated (a)	—	—	—	(365)	—	(365)
Total	$35,608	$8,614	$26,994	$3,362	$869	$2,493
(a) Corporate and unallocated includes interest and indirects amortized to land sales.
As anticipated, we closed on a number of land sales in the three and nine months ended June 30, 2015, leading to the increase in land sales revenues and gross profit over our comparable fiscal 2014 periods. The proceeds were used to invest in selected markets for future growth.
Operating Income. The table below summarizes operating income by reportable segment for the periods presented:

(In thousands)	Three Months Ended June 30,			Nine Months Ended June 30,
	2015	2014	15 v 14	2015	2014	15 v 14
West	$16,246	$18,754	$(2,508)	$33,628	$48,854	$(15,226)
East	15,344	10,438	4,906	28,457	21,667	6,790
Southeast	14,382	8,235	6,147	15,200	18,025	(2,825)
Corporate and Unallocated	(28,276)	(22,339)	(5,937)	(62,643)	(56,309)	(6,334)
Operating income	$17,696	$15,088	$2,608	$14,642	$32,237	$(17,595)
Our operating income improved by $2.6 million to $17.7 million for the three months ended June 30, 2015, compared to $15.1 million for the three months ended June 30, 2014. The increase resulted from improved leverage of SG&A costs, a component of operating income, in relation to higher total current quarter revenue driven by higher ASPs, more closings, and land sales revenue in the quarter, as compared to last year. Our SG&A as a percentage of total revenue was 12.8% for the current quarter compared to 14.2% in the prior year quarter. For the nine months ended June 30, 2015, our operating income was $14.6 million, compared to $32.2 million for the nine months ended June 30, 2014. The decrease is primarily due to lower gross profit on fewer closings in the current nine month period, as well as expenses of $24.0 million incurred during the nine months ended June 30, 2015 related to the Florida stucco issues, offset by $13.0 million in anticipated insurance recoveries recorded during the current year, which relate to current year warranty expenses incurred by us above certain thresholds that are the responsibility of our insurer ($10.4 million of which is associated with the incremental current year expense from the Florida stucco issues; for additional discussion, refer to Note 10 to our unaudited consolidated financial statements in this Form 10-Q).
As a percentage of revenue, our operating income was 4.1% and 1.5% for the three and nine months ended June 30, 2015, respectively, compared to 4.3% and 3.5% for the three and nine months ended June 30, 2014, respectively.

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
Our overall effective tax rates from continuing operations were (1.1)% and 8.4% for the three and nine months ended June 30, 2015, compared to 11.8% and 6.6% for the three and nine months ended June 30, 2014. Due to the effects of our deferred tax asset valuation allowances and changes in our unrecognized tax benefits, our effective tax rates are not meaningful metrics as our income tax provisions and benefits are currently not directly correlated to the amount of pretax income or loss for the associated periods.
Refer to Note 9 of the notes to our unaudited consolidated financial statements included in this Form 10-Q for a further discussion of our income taxes.
Three months ended June 30, 2015 as compared to 2014
West Segment: Homebuilding revenues increased 4.8% for the three months ended June 30, 2015 compared to the prior year, despite an 8.0% decline in closings, due to a significant year-over-year increase in ASP of 13.9%, as a higher proportion of our closings occurred in California where ASPs tend to be higher. As compared to the prior year, our homebuilding gross profit decreased $3.8 million, due mainly to the decline in closings already noted, and homebuilding gross margins decreased from 24.7% to 21.0%. The decrease in gross margins was primarily due to community and geographic mix, as well as increases in indirect construction costs. The $2.5 million decrease in operating income resulted from the aforementioned decrease in homebuilding gross profits, as well as a slight increase in SG&A costs in anticipation of community openings, offset by $1.5 million of gross profit recognized on land sales during the quarter.
East Segment: Homebuilding revenues increased 17.1% for the three months ended June 30, 2015 compared to the prior year, primarily due to a 7.6% improvement in closings and an 8.9% increase in ASP. As compared to the prior year, our homebuilding gross profit increased $6.4 million related mainly to the aforementioned increase in homebuilding revenues, as well as improved homebuilding gross margins, which rose from 18.2% to 19.8%. The $4.9 million increase in operating income resulted from the increase in gross profits as previously discussed, partially offset by an increase in SG&A costs due to an increase in commissions paid on closings.
Southeast Segment: As compared to the prior year, homebuilding revenues increased significantly by 33.3% due to a 12.4% increase in our ASPs, as well as an increase in closings by 18.6%. Our homebuilding gross profit in the Southeast segment increased by $7.9 million, driven in large part by the aforementioned increase in homebuilding revenues, and our gross margins increased from 19.3% in the prior year quarter to 21.1% in the current quarter. The impact of the $6.1 million in current quarter warranty expense related to the Florida stucco issues did not impact gross profit or gross margin for the quarter, as it was completely offset by a portion of the additional anticipated insurance recoveries recorded during the current quarter, since current quarter warranty expenses incurred by us continue to be above certain thresholds that are the responsibility of our insurer (refer to Note 10 of the notes to our unaudited consolidated financial statements included in this Form 10-Q for a further discussion). The prior year quarter's gross margin was also impacted by $1.7 million in impairments and abandonments. The increase in operating income of $6.1 million resulted from the gross profit drivers discussed above, offset by additional commissions on increased home closings, as well as a slight increase in sales and marketing costs to support a higher year-over-year community count.
Corporate and Unallocated: Corporate and unallocated includes amortization of capitalized interest and expenses for numerous shared services functions that benefit all segments, including information technology, treasury, corporate finance, legal and other national marketing costs. The costs of these shared services are not allocated to the operating segments. For the three months ended June 30, 2015, corporate and unallocated costs increased $5.9 million, primarily due to a year-over-year increase in interest amortized to cost of sales (refer to Note 6 of the notes to our unaudited consolidated financial statements included in this Form 10-Q) and higher corporate costs incurred due to business growth, offset by the recording of anticipated insurance recoveries above those related to the Florida stucco issues of $1.2 million.
Nine months ended June 30, 2015 as compared to 2014
West Segment: Homebuilding revenues decreased 10.0% for the nine months ended June 30, 2015 compared to the prior year due to a 16.2% decrease in closings, partially offset by a 7.4% increase in ASP. As compared to the prior year, our homebuilding gross profit decreased $18.9 million, due mainly to the decline in revenue already noted, as well as lower homebuilding gross margins, which decreased from 23.6% to 20.6% due in part to community and geographic mix, as well as increases in indirect construction costs. The $15.2 million decrease in operating income resulted from the aforementioned decrease in homebuilding gross profit, offset partially by a decrease in commissions on fewer closings and lower depreciation costs, as well as a year-over-year increase in gross profit of $2.3 million related to land sales.

East Segment: Homebuilding revenues increased 9.8% for the nine months June 30, 2015 compared to the prior year, primarily due to an 8.9% increase in ASP, in addition to a 0.8% increase in closings. As compared to prior year, our homebuilding gross profit increased $8.5 million due to the previously mentioned increase in homebuilding revenues. A change in product and geographic mix, as well as a warranty charge of approximately $1 million recorded in the prior year period for one New Jersey community, contributed to the increase in homebuilding gross margins from 17.8% to 18.6%. Operating income increased by $6.8 million due to the factors already discussed, partially offset by higher commissions driven by higher year-over-year closings and ASP.
Southeast Segment: Homebuilding revenues increased 25.9% for the nine months ended June 30, 2015 compared to the prior year, due to a significant 15.8% increase in ASP, as well as an 8.8% increase in units closed. Despite the sizable increase in homebuilding revenues, the current year to date charge related to the Florida stucco issues of $24.0 million, offset by $10.4 million in anticipated insurance recoveries recorded because the Company has exceeded its policy thresholds, contributed to only a $1.5 million increase in homebuilding gross profit, and a decline in our homebuilder gross margin from 19.3% to 15.9%. Even though gross profit was up year-over-year, we had a $2.8 million decrease in operating income due to higher SG&A expenses resulting from an increase in year-over-year commissions on account of higher ASPs and closings, as well as incremental costs to support a higher community count.
Corporate and Unallocated: For the nine months ended June 30, 2015, corporate and unallocated costs increased $6.3 million as compared to the prior year. This increase was due to certain incremental G&A expenditures related to our anticipated business growth, as well as an increase in interest amortized to cost of sales (refer to Note 6 of the notes to our unaudited consolidated financial statements included in this Form 10-Q), offset by an increase in the amount of indirect spending capitalized year-over-year. Also included in the corporate and unallocated line for the current nine month period is a credit related to the recording of anticipated insurance recoveries above those related to the Florida stucco issues of $2.6 million.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time to time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of June 30, 2015, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.
Liquidity and Capital Resources.
Our sources of liquidity include, but are not limited to, cash from operations; proceeds from Senior Notes, our Secured Revolving Credit Facility (the Facility) and other bank borrowings; the issuance of equity and equity-linked securities and other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities) and available credit facilities.
Cash and cash equivalents decreased as follows for the periods presented:

	Nine Months Ended June 30,
(in thousands)	2015	2014
Cash used in operating activities	$(238,140)	$(289,593)
Cash provided by (used in) investing activities	34,968	(22,349)
Cash provided by financing activities	7,770	13,965
Net decrease in cash and cash equivalents	$(195,402)	$(297,977)
Operating Activities. We spent $353.5 million on land and land development activities during the nine months ended June 30, 2015, a decrease of $28.0 million, or 7%, compared to $381.5 million in land-related spending for the nine months ended June 30, 2014. This level of land and land development spend had a significant impact on our net cash used in operating activities in both years, bringing net cash used in operating activities to $238.1 million and $289.6 million for the nine months ended June 30, 2015 and 2014, respectively. Also significantly impacting cash used in operations in both years were seasonal fluctuations in our working capital balances, particularly accounts receivable, accounts payable and other liabilities. The increase in accounts receivable in the nine months ended June 30, 2015 was largely attributable to the recording of a receivable from our insurer. The increase in accounts payable in 2015 was due to higher trade payables on a higher number of units in production year-over-year. The decrease in other liabilities for both years was primarily related to semi-annual payments of interest on our outstanding debt obligations.
Investing Activities. Net cash provided by investing activities was $35.0 million for the nine months ended June 30, 2015, primarily related to the sale of our shares in American Homes 4 Rent (AMH) and a decrease in restricted cash collateralizing our outstanding letters of credit, offset by capital expenditures for model homes and additional investments in unconsolidated entities. We have started to issue letters of credit backed by the Facility, thereby alleviating the restricted cash collateral required (refer to Note 8 of the notes to our unaudited consolidated financial statements included in this Form 10-Q). Net cash used in investing activities was $22.3 million for the nine months ended June 30, 2014, primarily related to capital expenditures for model homes, additional investments in unconsolidated entities, and an increase in restricted cash.
Financing Activities. Net cash provided by financing activities was $7.8 million for the nine months ended June 30, 2015, primarily related to borrowings from the Facility. Net cash provided by financing activities was $14.0 million for the nine months ended June 30, 2014, primarily related to issuance of new debt.
Financial Position. As of June 30, 2015, our liquidity position consisted of:

•	$128.8 million in cash and cash equivalents;

•	$101.7 million of remaining capacity under the Facility (due to $20.0 million in outstanding borrowings and the use of the facility to secure $28.3 million in letters of credit); and

•	$37.8 million of restricted cash, $22.4 million of which related to our cash secured term loans.
While we believe we possess sufficient liquidity to participate in the housing recovery, we are mindful of potential short-term or seasonal requirements for enhanced liquidity that may arise to grow our business. We expect to be able to meet our liquidity needs in the remainder of fiscal 2015 and fiscal 2016 and to maintain a significant liquidity position, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions, which could increase or decrease our cash balance on a quarterly basis.
Debt. We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, we maintain the Facility, which has a total capacity of $150 million and an available capacity of $101.7 million as of June 30, 2015 after considering our $20.0 million of outstanding borrowings, as well as outstanding letters of credit backed by the Facility of $28.3 million.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities will provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $13.2 million of outstanding letters of credit under these facilities, secured with cash collateral which is maintained in restricted accounts totaling $13.9 million.
In the future, we may from time to time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities, in open market purchases, privately negotiated transactions or otherwise. In an effort to accelerate our path to profitability, we may seek to expand our business through acquisition, which may be funded through cash, additional debt or equity. In addition, any material variance from our projected operating results could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all. See Note 8 in our notes to the unaudited consolidated financial statements in this Form 10-Q for more information.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In June 2015, Moody's upgraded the Company's issuer default debt rating to B3. In September 2014, Fitch reaffirmed the Company's long-term debt rating of B-. In April 2014, S&P reaffirmed the Company's corporate credit rating for the Company of B-. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook, or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid. The Company did not repurchase any shares in the open market during the nine months ended June 30, 2015 or 2014. Any future stock repurchases, to the extent allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. At June 30, 2015, under the most restrictive covenants, none of our retained earnings were available for cash dividends. Hence, there were no dividends paid during the nine months ended June 30, 2015 or 2014.
Off-Balance Sheet Arrangements and Aggregate Contractual Commitments. At June 30, 2015, we controlled 27,183 lots. We owned 77.6%, or 21,092 of these lots, and 6,091 of these lots, or 22.4%, were under option contracts with land developers and land bankers, which generally require the payment of cash or the posting of a letter of credit for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $52.0 million at June 30, 2015. The total remaining purchase price, net of cash deposits, committed under all options was $448.8 million as of June 30, 2015.
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
Our unconsolidated entities periodically obtain secured acquisition and development financing. At June 30, 2015, our unconsolidated entities had borrowings outstanding totaling $11.8 million. Historically, we and our partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated entities. At June 30, 2015, we have no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of the notes to the unaudited consolidated financial statements in this Form 10-Q for further information.
We had outstanding performance bonds of approximately $217.4 million at June 30, 2015 related principally to our obligations to local governments to construct roads and other improvements in various developments.
Critical Accounting Policies: Some of our critical accounting policies require the use of judgment in their application or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. As disclosed in our 2014 Annual Report, our most critical accounting policies relate to inventory valuation (inventory held for development and land held for sale), homebuilding revenues and costs, warranty reserves, investments in unconsolidated entities and income tax valuation allowances. Since September 30, 2014, there have been no significant changes to these critical accounting policies.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to cash flows or earnings. As of June 30, 2015, we had variable rate debt outstanding totaling approximately $42.4 million. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt at June 30, 2015 was $1.54 billion, compared to a carrying value of $1.51 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.54 billion to $1.58 billion at June 30, 2015.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Act). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015, at a reasonable assurance level.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement and associated Bill of Information (the “DPA”) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (the HUD Agreement) and the Civil Division of the United States Department of Justice. We have satisfied our obligations under the DPA and in July 2014 the United States District Court for the Western Division of North Carolina dismissed the Bill of Information. However, under these agreements, we are obligated to make payments equal to 4% of “adjusted EBITDA,” as defined in the agreements, until the earlier of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of June 30, 2015, we have paid a cumulative $22.7 million related to the DPA and the HUD Agreement. Additionally, we have a liability of $4.6 million recorded on our unaudited consolidated balance sheet as of June 30, 2015 related to the DPA and the HUD agreement, $1.7 million and $2.5 million of which were accrued for during the three and nine months ended June 30, 2015, respectively.
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

101
The following financial statements from Beazer Homes USA, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 4, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 4, 2015	Beazer Homes USA, Inc.

		By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer