Form 10-K
period 2015-09-30
BEAZER HOMES USA INC
filed 2015-11-10
CIK 915840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2015, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $479,080,224.

Class	Outstanding at November 5, 2015
Common Stock, $0.001 par value	32,660,583

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders	III

BEAZER HOMES USA, INC.
FORM 10-K

References to “we,” “us,” “our,” “Beazer,” “Beazer Homes” and the “Company” in this Annual Report on Form 10-K refer to Beazer Homes USA, Inc.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (Form 10-K) contains forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future results and it is possible that the results described in this Form 10-K will not be achieved. These forward-looking statements can generally be identified by the use of statements that include words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “goal,” “target” or other similar words or phrases. All forward-looking statements are based upon information available to us on the date of this Form 10-K.
These forward-looking statements describe risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements, including, among other things, the matters discussed in this Form 10-K in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional information about factors that could lead to material changes in performance is contained in Part I, Item 1A— Risk Factors of this Form 10-K. These factors are not intended to be an all-inclusive list of risks and uncertainties that may affect the operations, performance, development and results of our business, but instead are the risks that we currently perceive as potentially being material. Such factors may include:

•	continuing severe weather conditions or other related events could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas;

•	the availability and cost of land and the risks associated with the future value of our inventory, such as additional asset impairment charges or writedowns;

•
economic changes nationally or in local markets, including changes in consumer confidence, declines in employment levels, inflation and increases in the quantity and decreases in the price of new homes and resale homes in the market;

•	the cyclical nature of the homebuilding industry and a potential deterioration in homebuilding industry conditions;

•	estimates related to homes to be delivered in the future (backlog) are imprecise, as they are subject to various cancellation risks that cannot be fully controlled;

•	shortages of or increased prices for labor, land or raw materials used in housing production and the level of quality and craftsmanship provided by our subcontractors;

•
our cost of and ability to access capital and otherwise meet our ongoing liquidity needs, including the impact of any downgrades of our credit ratings or reductions in our tangible net worth or liquidity levels;

•	our ability to reduce our outstanding indebtedness and to comply with covenants in our debt agreements or satisfy such obligations through repayment or refinancing;

•
a substantial increase in mortgage interest rates, increased disruption in the availability of mortgage financing, a change in tax laws regarding the deductibility of mortgage interest for tax purposes or an increased number of foreclosures;

•	increased competition or delays in reacting to changing consumer preference in home design;

•
factors affecting margins, such as decreased land values underlying land option agreements, increased land development costs on communities under development or delays or difficulties in implementing initiatives to reduce our production and overhead cost structure;

•	estimates related to the potential recoverability of our deferred tax assets;

•
potential delays or increased costs in obtaining necessary permits as a result of changes to, or complying with, laws, regulations or governmental policies, and possible penalties for failure to comply with such laws, regulations and governmental policies, including those related to the environment;

•	the results of litigation or government proceedings and fulfillment of the obligations in the consent orders with governmental authorities and other settlement agreements;

•	the impact of construction defect and home warranty claims, including water intrusion issues in Florida and New Jersey;

•	the cost and availability of insurance and surety bonds;

•	the performance of our unconsolidated entities and our unconsolidated entity partners;

•	the impact of information technology failures or data security breaches;

•	terrorist acts, natural disasters, acts of war or other factors over which the Company has little or no control; or

•	the impact on homebuilding in key markets of governmental regulations limiting the availability of water.
Any forward-looking statement speaks only as of the date on which such statement is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time-to-time and it is not possible for management to predict all such factors.

PART I
Item 1. Business
We are a geographically diversified homebuilder with active operations in 13 states within three geographic regions in the United States: the West, East and Southeast. Our homes are designed to appeal to homeowners at different price points across various demographic segments and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate exceptional value and quality, while seeking to maximize our return on invested capital over the course of a housing cycle.
Beazer Homes USA, Inc. was incorporated in Delaware in 1993. Our principal executive offices are located at 1000 Abernathy Road, Suite 260, Atlanta, Georgia 30328 and our main telephone number is (770) 829-3700. We also provide information about our company, including active communities, through our Internet website located at www.beazer.com. Information on our website is not a part of this Form 10-K and shall not be deemed incorporated by reference.
Industry Overview and Current Market Conditions
The sale and production of new homes has been and will likely remain a large industry in the United States for four primary reasons: (1) historical growth in both population and households; (2) demographic patterns that indicate an increased likelihood of home ownership as age and income increase; (3) job creation within geographic markets that necessitate new home construction; and (4) consumer demand for home features that can be more easily provided in a new home than an existing home.
In any year, the demand for new homes is closely tied to job growth, the availability and cost of mortgage financing, the supply of new and existing homes for sale and consumer confidence. These factors fluctuate over time at both a national and more localized market level. Consumer confidence is perhaps the most important of these demand variables and is the hardest one to predict accurately because it is a function of, among other things, consumers' views of their employment and income prospects, recent and likely future home price trends, localized new and existing home inventory, the level of current and anticipated interest and mortgage rates, the availability of consumer credit, valuations in stock and bond markets and other factors. In general, high levels of employment, significant affordability and low new home and resale home inventories contribute to a strong and growing homebuilding market environment.
We believe that the homebuilding industry continues to be in the midst of a long-term, multi-year recovery from an unprecedented downturn. Solid traffic levels in our new home models and sales centers, along with favorable market fundamentals and demographics, provide confidence that the homebuilding sales environment will continue to improve, with occasional fluctuations, particularly in the markets in which we operate.
Long-Term Business Strategy
In November 2013, we introduced our multi-year “2B-10” plan, which provided a roadmap of revenue and margin metrics to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Taken together, reaching “2B-10” would result in Adjusted EBITDA of at least $200 million. In November 2015, we have refined the specific metrics we expect will lead us to our “2B-10” objectives by providing ranges to each metric instead of point estimates as follows:

•	improve and maintain our sales per community per month to a range of 2.8 to 3.2;

•	increase and maintain an active community count between a range of 170 and 175;

•	increase our average selling price (ASP) to a range of $330.0 thousand to $340 thousand;

•	continue to improve our homebuilding gross margin to be within a range of 21% to 22%; and

•	drive cost leverage, as measured by selling, general and administrative expenses as a percentage of total revenue, to a range of 11% to 12%.
During fiscal 2015, we made significant progress on several of our “2B-10” metrics and expect to make further improvements during fiscal 2016, with the continued commitment to reaching these objectives as soon as possible. For a further discussion of our “2B-10” plan, refer to our “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-K.
Underlying our “2B-10” plan, we have developed a long-term business strategy that focuses on the following elements in order to provide a wide range of homebuyers with quality homes, while maximizing returns on our invested capital over the course of a housing cycle:
Geographic Diversification in Growth Markets.  We compete in a large number of geographic markets across the United States (U.S.) in an attempt to reduce our exposure to any particular regional economy. Within these markets, we build homes in a variety of new home communities. We continually review our selection of markets based on both aggregate demographic information and our own operating results. We use the results of these reviews to re-allocate our investments to those markets where we believe we can maximize our profitability and return on capital over the next several years. During the second quarter of 2015, this review led us to the decision that we would not continue to invest in new homebuilding assets in New Jersey.
Diversity of Product Offerings.  Our product strategy aims to address the needs of our target buyers. Within each of our markets, we determine the profile of buyers we hope to target and design neighborhoods and homes with the specific needs of those buyers in mind. Depending on the market, we attempt to address one or more of the following categories of home buyers: entry-level, move-up or retirement-oriented. Within these buyer groups, we have developed detailed targeted buyer profiles based on demographic and psychographic data, including information about their marital and family status, employment, age, affluence, special interests, media consumption and distance moved. Recognizing that our customers want to choose certain components of their new home, we offer a limited number of free structural options on most homes (“Choice PlansTM”), as well as other paid structural options, and utilize design studios in most of our markets that enable our customers to further personalize their home by allowing them to select certain non-structural options such as cabinetry, flooring, fixtures, appliances and wall coverings.
Differentiated Process.  Our sales strategy has three specific tenets: lender choice (“Mortgage Choices”), personalization (Choice PlansTM) and energy efficiency (refer to section entitled “Differentiating Beazer Homes” for a further discussion). To address the homebuyers’ perceived challenge of securing a mortgage, we facilitate the process by making available a small number of preferred lenders who offer a comprehensive set of mortgage products, competitive rates and outstanding customer service. In response to consumers’ desire to reflect their personal preferences and lifestyle in their homes, we continue to evolve our floor plans based on market opportunity and demand. We create base plans that meet most homebuyers’ needs but also give the homebuyer the flexibility to change how the home lives through choices in structural and design options at no additional cost. We engineer our homes for energy-efficiency, resulting in cost savings and comfort. Using the ENERGYSTAR® standards as our minimum performance criteria, our homes reduce the impact on the environment while decreasing our homebuyers’ annual operating costs.
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
Operational Scale Efficiencies.  Beyond marketing advantages, we attempt to create both national and local scale efficiencies as a result of the size and scope of our operations. On a national basis, we are able to achieve volume purchasing advantages in certain product categories; share best practices in construction, marketing and planning and design among our markets; respond to telephonic and online customer inquiries; and leverage our fixed costs in ways that improve profitability. On a local level, while we are not generally the largest builder within our markets, we do attempt to be a major participant within our selected submarkets and targeted buyer profiles. There are further design, construction and cost advantages associated with having strong market positions within particular markets.
Balanced Land Policies.  We seek to maximize our return on capital by carefully managing our investment in land. To reduce the risks associated with these investments, we sometimes use options to control land. We may acquire lots from various development and land banking entities pursuant to purchase and option agreements. We generally do not speculate in land that does not have the benefit of entitlements providing basic development rights to the owner. For a further discussion of our land policies, refer to section entitled “Land Acquisition and Development.”

Reportable Business Segments
Our active homebuilding operations consist of the design, sale and construction of single-family and multi-family homes in the following geographic regions, which represent our reportable segments:

Segment/State	Market(s)

West:
Arizona	Phoenix
California	Los Angeles County, Orange County, Riverside and San Bernardino Counties, San Diego County, Ventura County, Sacramento, Kern County
Nevada	Las Vegas
Texas	Dallas/Ft. Worth, Houston
East:
Indiana	Indianapolis
Maryland/Delaware	Baltimore, Howard, Anne Arundel, Metro-Washington, D.C./ Sussex
Tennessee	Nashville
Virginia	Fairfax County, Loudoun County, Prince William County, Stafford County
Southeast:
Florida	Tampa/St. Petersburg, Orlando
Georgia	Atlanta, Savannah
North Carolina	Raleigh/Durham
South Carolina	Charleston, Myrtle Beach
The following tables summarize certain operating information of our reportable segments, including number of homes closed and average closing price for the periods presented and units and dollar value in backlog as of September 30, 2015, 2014 and 2013. Refer to “Management's Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 of this Form 10-K for additional information.

	2015		2014		2013
($ in thousands)	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Closing Price	Number of Homes Closed	Average Closing Price
West	1,954	$299.0	1,996	$269.1	2,277	$238.7
East	1,546	355.4	1,600	328.4	1,629	296.2
Southeast	1,510	289.4	1,355	256.3	1,150	220.2
Total Company	5,010	$313.5	4,951	$284.8	5,056	$253.0

	September 30, 2015		September 30, 2014		September 30, 2013
	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)	Units in Backlog	Dollar Value in Backlog (in millions)
West	955	$307.1	557	$154.9	738	$200.5
East	487	181.1	600	208.2	661	210.1
Southeast	596	179.5	533	152.7	494	117.5
Total Company	2,038	$667.7	1,690	$515.9	1,893	$528.1
ASP in backlog (in thousands)		$327.6		$305.3		$279.0

Seasonal and Quarterly Variability
Our homebuilding operating cycle generally reflects higher levels of new home order activity in our second and third fiscal quarters and increased closings in our third and fourth fiscal quarters. However, during periods of an economic downturn in the industry such as we have experienced in recent years, decreased revenues and closings will typically reduce seasonal patterns.
Markets and Product Description
We evaluate a number of factors in determining which geographic markets to enter and remain in, as well as which consumer segments to target with our homebuilding activities. We attempt to anticipate changes in economic and real estate conditions by evaluating statistical information such as the historical and projected growth of the population; the number of new jobs created or projected to be created; the number of housing starts in previous periods; building lot availability and price; housing inventory; level of competition; and home sale absorption rates.
We generally seek to differentiate ourselves from our competition in a particular market with respect to customer service, product type, incorporating energy efficient features and design and construction quality. We maintain the flexibility to alter our product mix within a given market, depending on market conditions. In determining our product mix, we consider demographic trends, demand for a particular type of product, consumer preferences, margins, timing and the economic strength of the market. Although some of our homes are priced at the upper end of the market and we offer a selection of amenities and home customization options, we generally do not build “custom homes.” We aim to create efficiencies by using standardized design plans whenever possible. In all of our home offerings, we attempt to maximize customer satisfaction by incorporating quality and energy-efficient materials, distinctive design features, convenient locations and competitive prices.
Operational Overview
Corporate Operations
We perform the following functions at our corporate office to promote standardization and operational excellence:

•	evaluate and select geographic markets;

•	allocate capital resources to particular markets for land acquisitions;

•	maintain and develop relationships with lenders and capital markets to create and maintain access to financial resources;

•	maintain and develop relationships with national product vendors;

•	perform certain accounting, finance, legal, risk and marketing functions to support our field operations;

•	operate and manage information systems and technology support operations; and

•	monitor the operations of our subsidiaries and divisions.
We allocate capital resources necessary for new investments in a manner consistent with our overall business strategy. We will vary our capital allocation based on market conditions, results of operations and other factors. Capital commitments are determined through consultation among selected executive and operational personnel who play an important role in ensuring that new investments are consistent with our strategy. Financial controls are also maintained through the centralization and standardization of accounting and financial policies and procedures.
Field Operations
The development and construction of each new home community is managed by our operating divisions, each of which is generally led by a market leader who, in most instances, reports directly to our Chief Executive Officer. Within our operating divisions, our field teams are equipped with the skills needed to complete the functions of identifying land acquisition opportunities, land entitlement, land development, home construction, marketing, sales, warranty service and certain purchasing and planning/design functions. However, the accounting and accounts payable functions of our field operations are concentrated in our national accounting center, which we consider to be part of our corporate operations.

Land Acquisition and Development
Generally, the land we acquire is purchased only after necessary entitlements have been obtained so that we have the right to begin development or construction as market conditions dictate. The term “entitlements” refers to subdivision approvals, development agreements, tentative maps or recorded plats, depending on the jurisdiction in which the land is located. Entitlements generally give a developer the right to obtain building permits upon compliance with conditions that are usually within the developer's control. Although entitlements are ordinarily obtained prior to the purchase of land, we are still required to obtain a variety of other governmental approvals and permits during the development process. In limited circumstances, we will purchase property without all necessary entitlements where we have identified an opportunity to build on such property in a manner consistent with our strategy.
We select land for development based upon a variety of factors, including:

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
We generally purchase land or obtain an option to purchase land, which, in either case, requires certain site improvements prior to construction. Where required, we then undertake or, in the case of land under option, the grantor of the option then undertakes, the development activities (through contractual arrangements with local developers), which include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage and recreational facilities and other amenities. When available in certain markets, we also buy finished lots that are ready for home construction. During our fiscal 2015 and 2014, we aggressively pursued land acquisition opportunities in an effort to increase our number of active communities, spending approximately $223.7 million and $335.3 million, respectively, for land acquisition and $229.6 million and $215.9 million, respectively, for land development. As a result, our active community count as of September 30, 2015 grew to 166 from 155 a year ago.
We strive to develop a design and marketing concept for each of our communities, which includes determination of the size, style and price range of the homes, layout of streets, layout of individual lots and overall community design. The product line offered in a particular new home community depends upon many factors, including the housing generally available in the area, the needs of a particular market and our cost of lots in the new home community.
Option Contracts
We acquire certain lots by means of option contracts from various sellers, including land banking entities. Option contracts generally require the payment of a cash deposit or issuance of a letter of credit for the right to acquire lots during a specified period of time at a fixed or variable price.
Under option contracts, purchase of the underlying properties is contingent upon satisfaction of certain requirements by us and the sellers. Our liability under option contracts is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred, which totaled approximately $51.5 million as of September 30, 2015. The total remaining purchase price, net of cash deposits, committed under all land option contracts was $420.1 million as of September 30, 2015.

The following table summarizes, by reportable segment, land controlled by us as of September 30, 2015:

	Lots Owned
	Lots with Homes Under Construction (a)	Finished Lots	Lots Under Development	Lots Held for Future Development	Lots Held for Sale	Total Lots Owned	Total Lots Under Contract	Total Lots Controlled
West
Arizona	109	383	328	46	1	867	480	1,347
California	206	711	789	2,602	44	4,352	688	5,040
Nevada	57	179	312	1,165	—	1,713	—	1,713
Texas	693	856	2,043	—	84	3,676	2,155	5,831
Total West	1,065	2,129	3,472	3,813	129	10,608	3,323	13,931
East
Indiana	105	251	655	—	132	1,143	162	1,305
Maryland/Delaware	257	299	798	462	210	2,026	849	2,875
New Jersey	27	4	—	116	29	176	—	176
Tennessee	56	115	615	—	101	887	275	1,162
Virginia	70	177	80	—	—	327	123	450
Total East	515	846	2,148	578	472	4,559	1,409	5,968
Southeast
Florida	207	606	913	33	102	1,861	313	2,174
Georgia	59	233	406	—	—	698	136	834
North Carolina	58	126	20	21	—	225	428	653
South Carolina	227	335	1,444	68	1	2,075	1	2,076
Total Southeast	551	1,300	2,783	122	103	4,859	878	5,737
Discontinued operations	—	—	—	—	84	84	—	84
Total	2,131	4,275	8,403	4,513	788	20,110	5,610	25,720
(a) This category represents lots upon which construction of a home has commenced, including model homes.
The following table summarizes, by reportable segment, the dollar value of our land under development, land held for future development and land held for sale as of September 30, 2015:

(In thousands)	Land Under Development	Land Held for Future Development	Land Held for Sale

West	$386,562	$230,778	$6,941
East	229,652	29,280	30,927
Southeast	193,686	10,932	5,587
Discontinued operations	—	—	1,100
Total	$809,900	$270,990	$44,555

Investments in Marketable Securities and Unconsolidated Entities
During the fourth quarter of fiscal 2014, the Company acquired shares of American Homes 4 Rent (AMH) in exchange for the Company's interest in a real estate investment trust (REIT). The shares, which represented marketable equity securities with a readily available fair value, were sold in March 2015 at a loss of $1.8 million.
We participate in a number of joint ventures and other unconsolidated entities in which we have less than a controlling interest. We enter into the majority of these investments with land developers, other homebuilders and financial partners to acquire attractive land positions, to manage our risk profile and to leverage our capital base. The underlying land positions are developed into finished lots for sale to the unconsolidated entity’s members or other third parties. We account for our interest in unconsolidated entities under the equity method.
Our unconsolidated entities periodically obtain secured acquisition and development financing. As of September 30, 2015, our unconsolidated entities had borrowings outstanding totaling $12.2 million. In the past, we and our partners have provided varying levels of guarantees of debt or other obligations for our unconsolidated entities. As of September 30, 2015, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of notes to the consolidated financial statements in this Form 10-K for further information.
Our consolidated balance sheets include investments in marketable securities and unconsolidated entities totaling $13.7 million and $38.3 million as of September 30, 2015 and September 30, 2014, respectively.
Construction
We typically act as the general contractor for the construction of our new home communities. Our project development activities are controlled by our operating divisions, whose employees supervise the construction of each new home community by coordinating the activities of subcontractors and suppliers, subjecting their work to quality and cost controls and ensuring compliance with zoning and building codes. We specify that quality, durable materials be used in the construction of our homes. Our subcontractors follow design plans prepared by architects and engineers who are retained or directly employed by us and whose designs are geared to the local market. Our home plans are created in a collaborative effort with industry leading architectural firms, allowing us to stay current in our home designs with changing trends, as well as to expand our focus on value engineering without losing design value to our customers.
Agreements with our subcontractors and materials suppliers are generally entered into after a competitive bidding process during which we obtain information from prospective subcontractors and vendors with respect to their financial condition and ability to perform their agreements with us in accordance with the specifications we provide. Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price. We do not maintain significant inventories of construction materials, except for materials being utilized for homes under construction. We have numerous suppliers of raw materials and services used in our business and such materials and services have been, and continue to be, available. However, material prices may fluctuate due to various factors, including demand or supply shortages, which may be beyond the control of us or our vendors. Whenever possible, we enter into regional and national supply contracts with certain of our vendors. We believe that our relationships with our suppliers and subcontractors are good.
Construction time for our homes depends on the availability of labor, materials and supplies, product type and location. Homes are designed to promote efficient use of space and materials and to minimize construction costs and time. In all of our markets, construction of a home is typically completed within three to six months following commencement of construction. As of September 30, 2015, excluding models, we had 1,860 homes at various stages of completion, of which 1,332 were under contract and included in backlog at such date and 528 homes (128 were substantially completed and 400 under construction) were not under a sales contract, either because the construction of the home was begun without a sales contract or because the original sales contract had been canceled.
Warranty Program
For certain homes sold through March 31, 2004 (and in certain markets through July 31, 2004), we self-insured our warranty obligations through our wholly-owned risk retention group. We continue to maintain reserves to cover potential claims on homes covered under this warranty program. Beginning with homes sold on or after April 1, 2004 (August 1, 2004 in certain markets), our warranties have been issued, administered and insured, subject to applicable self-insured retentions, by independent third parties. We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty (generally ranging from a minimum of five years up to the period covered by the applicable statute of repose) covering only certain defined construction defects. We also provide a defined structural warranty with single-family homes and townhomes in certain states.

Since we subcontract our homebuilding work to subcontractors whose contracts generally include an indemnity obligation and a requirement that certain minimum insurance requirements be met, including providing us with a certificate of insurance prior to receiving payments for their work, many claims relating to workmanship and materials are the primary responsibility of our subcontractors.
In addition, we maintain third-party insurance, subject to applicable self-insured retentions, for most construction defects that we encounter in the normal course of business. We believe that our warranty and litigation accruals and third-party insurance are adequate to cover the ultimate resolution of our potential liabilities associated with known and anticipated warranty and construction defect related claims and litigation. Please see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 9 of notes to the consolidated financial statements in this Form 10-K for additional information. However, there can be no assurance that the terms and limitations of the limited warranty will be effective against claims made by homebuyers; that we will be able to renew our insurance coverage or renew it at reasonable rates; that we will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims; or that claims will not arise out of events or circumstances not covered by insurance and/or not subject to effective indemnification agreements with our subcontractors.
Marketing and Sales
We make extensive use of digital and traditional marketing vehicles and other promotional activities, including our website (www.beazer.com), mobile site (m.beazer.com), real estate listing sites, online advertising (including search engine marketing and display advertising), social media, brochures, direct marketing, and out-of-home advertising (including billboards and signage) located in the immediate areas of our developments, as well as additional activities. In connection with these marketing vehicles, we have registered or applied for registration of trademarks and Internet domain names, including Beazer Homes® and Choice PlansTM, for use in our business.
Our best practice is to build, decorate, furnish and landscape model homes for each community and maintain on-site sales offices. As of September 30, 2015, we maintained and owned 271 model homes. We believe that model homes play a particularly important role in our selling efforts. The selection of interior features is also a principal component of our marketing and sales efforts.
Our homes are customarily sold through commissioned new home sales counselors (who work from the sales offices located in the model homes used in the subdivision), as well as through independent brokers. Our sales counselors and extended sales team are available to assist prospective homebuyers by providing them with floor plans, price information, tours of model homes, the community's unique selling proposition, detailed explanations of our three differentiators, discussed below, and associated savings opportunities. Sales personnel are trained by us and participate in a structured training program focused on sales techniques, product enhancements, competitive products in the area, construction schedules and Company policies around compliance, which management believes results in a sales force with extensive knowledge of our operating policies and housing products. Our policy also stipulates that sales personnel must be licensed real estate agents where required by law.
We sometimes use various sales incentives in order to attract homebuyers. The use of incentives depends largely on local economic and competitive market conditions.
Depending on market conditions, we also at times begin construction on a number of homes for which no signed sales contract exists. This “speculative” inventory satisfies demand by providing near ready or move in ready homes targeted at relocated personnel, first time buyers and independent brokers who require a completed home within 60 days.
Differentiating Beazer Homes
We know that our buyers have many choices when purchasing a home. To help us become a builder of choice and thereby achieve the operational objectives we have outlined, we have identified the following three strategic pillars that differentiate Beazer's homes from both resale homes and other newly built homes:
Mortgage Choices - Most of our buyers need to arrange financing in order to purchase a new home. Unlike our major competitors, we do not have an in-house mortgage company. Instead, for every Beazer community, we have identified a group of preferred lenders that provide a comprehensive product portfolio, competitive rates and fees and outstanding customer service. We encourage those lenders to compete for our customers’ business, which is a unique program among national homebuilders and enables our customers to secure the mortgage program that best fits their needs and features great service and highly competitive rates and fees.
Choice PlansTM - Every family lives in their home differently, which is why we created Choice PlansTM. Choice PlansTM allow buyers to choose how core living areas, like the kitchen and master bathroom, are configured at no extra cost. Whether our buyers choose an office or an expanded family room, our plans are designed for the way a buyer wants to live.

Energy Efficiency - Nearly all newly-built homes afford buyers a substantial reduction in utility bills due to their modern, energy-efficient construction and materials. That's a feature a used home cannot match. At Beazer, we go even further by providing every buyer with an energy rating for their home, completed by a qualified third-party rating company. Used homes typically have an energy rating (on a scale in which a lower score is better) of 130, while new homes that are built to code typically score around 100. The average new Beazer home has an energy rating a 63.
Customer Financing
As previously discussed, we do not provide mortgage origination services. Unlike many of our peers, we have no ownership interest in any lender and are able to promote competition among lenders on behalf of our customers. Approximately 92% of our fiscal 2015 customers elected to finance their home purchase.
Competition
The development and sale of residential properties is highly competitive and fragmented. We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources and/or lower costs than us. We also compete for residential sales with individual resales of existing homes and available rental housing.
We utilize our experience within our geographic markets and the breadth of our product line to vary our regional product offerings to reflect changing market conditions. We strive to respond to market conditions and to capitalize on the opportunities for advantageous land acquisitions in desirable locations. To further strengthen our competitive position, we rely on quality design, construction and service to provide customers with a higher measure of home.
Government Regulation and Environmental Matters
Generally, our land is purchased with entitlements, giving us the right to obtain building permits upon compliance with specified conditions, which generally are within our control. The length of time necessary to obtain such permits and approvals affects the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. Many governmental authorities have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas. To date, the governmental approval processes discussed above have not had a material adverse effect on our development activities and all homebuilders in a given market face the same fees and restrictions. However, there can be no assurance that these and other restrictions will not adversely affect us in the future.
We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums, “slow-growth” or “no-growth” initiatives or building permit allocation ordinances, which could be implemented in the future in the markets in which we operate. Substantially all of our land is entitled and, therefore, the moratoriums generally would only adversely affect us if they arose from health, safety and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for communities in their jurisdictions. However, these fees are normally established when we receive recorded final maps and building permits. We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. These laws may result in delays, cause us to incur substantial compliance and other costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Our communities in California are especially susceptible to restrictive government regulations and environmental laws, particularly surrounding water usage due to continuing drought conditions within that region.
In order to provide homes to homebuyers qualifying for Federal Housing Administration (FHA)-insured or Veterans Affairs (VA)-guaranteed mortgages, we must construct homes in compliance with FHA and VA regulations. These laws and regulations include provisions regarding operating procedures, investments, lending and privacy disclosures and premiums.
In some states, we are required to be registered as a licensed contractor and comply with applicable rules and regulations. Also, in various states, our new home counselors are required to be licensed real estate agents and to comply with the laws and regulations applicable to real estate agents.
Failure to comply with any of these laws or regulations, where applicable, could result in loss of licensing and a restriction of our business activities in the applicable jurisdiction.
Bonds and Other Obligations
In connection with the development of our communities, we are frequently required to provide letters of credit and performance, maintenance and other bonds in support of our related obligations with respect to such developments. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any such bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such bonds or letters of credit. As of September 30, 2015, we had approximately $43.1 million and $201.3 million of outstanding letters of credit and performance bonds, respectively, primarily related to our obligations to local governments to construct roads and other improvements in various developments. We have an immaterial amount of outstanding letters of credit related to our land option contracts as of September 30, 2015.
Employees and Subcontractors
As of September 30, 2015, we employed 1,063 persons, of whom 337 were sales and marketing personnel and 260 were construction personnel. Although none of our employees are covered by collective bargaining agreements, at times certain of the subcontractors engaged by us may be represented by labor unions or may be subject to collective bargaining arrangements. We believe that our relations with our employees and subcontractors are good.
Available Information
Our Internet website address is www.beazer.com and our mobile site is m.beazer.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission (SEC) and are available in print to any stockholder who requests a printed copy. The public may also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Furthermore, the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.
In addition, many of our corporate governance documents are available on our website at www.beazer.com. Specifically, our Audit, Finance, Compensation and Nominating/Corporate Governance Committee Charters, our Corporate Governance Guidelines and Code of Business Conduct and Ethics are available. Each of these documents is also available in print to any stockholder who requests it.
The content on our website and mobile site is available for information purposes only and is not a part of and shall not be deemed incorporated by reference in this Form 10-K.

Item 1A. Risk Factors
Severe weather conditions or other related events could result in delays in land development or home construction, increase our costs or decrease demand in the impacted areas.
Severe weather conditions or other related events that are beyond our direct control could impact our operations in several ways. First, these events may cause land development or home construction delays in the impacted areas. Not only does severe weather at times halt our development and construction-related activities, but it could for our competitors as well, ultimately leading to increased competition for subcontractors, which could delay our progress even after the event has concluded. Additionally, increased competition for skilled labor could lead to cost overruns, as we may have to incentivize the region’s limited trade base to work on our homes, in addition to other costs incurred to remediate the impact of the severe weather conditions on our overall job site. Finally, severe weather and related events may also temporarily impact demand, as buyers are not as willing to shop for new homes during the event. As an example, record wet conditions experienced in Texas during our fiscal 2015 slowed our production process and increased our cost of operations in this state. These risks could adversely affect our business, financial condition and results of operations.
Our long-term success depends on our ability to acquire finished lots and undeveloped land suitable for residential homebuilding at reasonable prices, in accordance with our land investment criteria.
The homebuilding industry is highly competitive for suitable land and the risk inherent in purchasing and developing land increases as consumer demand for housing increases. The availability of finished and partially finished developed lots and undeveloped land for purchase that meet our investment criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers, inflation in land prices, zoning, allowable housing density, the ability to obtain building permits and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced and the cost of land could be increased, perhaps substantially, which could adversely impact our financial condition and results of operations.
As competition for suitable land increases, the cost of acquiring both finished and undeveloped lots and the cost of developing owned land could rise and the availability of suitable land at acceptable prices may decline, which could adversely impact our financial results. The availability of suitable land assets could also affect the success of our land acquisition strategy and ultimately our long-term strategic goals by impacting our ability to increase the number of actively selling communities, grow our revenues and margins and achieve or maintain profitability.
The market value of our land and/or homes may decline, leading to impairments and reduced profitability.
We regularly acquire land for replacement and expansion of our land inventory within our existing and new markets. The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. When market conditions are such that land values are not appreciating, previously entered into option agreements may become less desirable, at which time we may elect to forgo deposits and preacquisition costs and terminate the agreements. In a situation of adverse market conditions, we may incur impairment charges or have to sell land at a loss, which could adversely affect our financial condition and results of operations and our ability to comply with certain covenants in our debt instruments linked to tangible net worth.
Our home sales and operating revenues could decline due to macro-economic and other factors outside of our control, such as changes in consumer confidence, declines in employment levels and increases in the quantity and decreases in the price of new homes and resale homes in the market.
Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and, consequently, fewer home purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand and the pricing of our homes, which could cause our operating revenues to decline thereby negatively impacting our financial condition and results of operations.
The homebuilding industry is cyclical. A severe downturn in the industry could adversely affect our business, financial condition and results of operations.
During periods of downturn in the industry, housing markets across the United States may experience an oversupply of both new and resale home inventory, an increase in foreclosures, reduced levels of consumer demand for new homes, increased cancellation rates, aggressive price competition among homebuilders and increased incentives for home sales. In the event of a downturn, we may experience a material reduction in revenues and margins. Continued weakness in the homebuilding market could adversely affect our business, financial condition and results of operations and could result in additional inventory impairments in the future.
An increase in cancellation rates may negatively impact our business and lead to imprecise estimates related to homes to be delivered in the future (backlog).
Our backlog reflects the number and value of homes for which we have entered into a sales contract with a customer but have not yet delivered the home. Although these sales contracts typically require a cash deposit and do not make the sale contingent on the sale of the customer's existing home, in some cases a customer may cancel the contract and receive a complete or partial refund of the deposit as a result of local laws or as a matter of our business practices. If industry or economic conditions deteriorate or if mortgage financing becomes less accessible, more homebuyers may have an incentive to cancel their contracts with us, even where they might be entitled to no refund or only a partial refund, rather than complete the purchase. Significant cancellations have had, and could have, a material adverse effect on our business as a result of lost sales revenue and the accumulation of unsold housing inventory. It is important to note that both backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate our performance. There is an inherent imprecision in these metrics based on an evaluation of qualitative factors during the transaction cycle.
We are dependent on the continued availability and satisfactory performance of our subcontractors, which, if unavailable or unsatisfactory, could have a material adverse effect on our business. Additionally, increased prices for the labor or materials provided by these subcontractors could adversely affect our financial condition, results of operations and liquidity.
We conduct our land development and homebuilding operations only as a general contractor. Virtually all land development and construction work is performed by unaffiliated third-party subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these subcontractors for the development of our land and construction of our homes. There may not be sufficient availability of and satisfactory performance by these unaffiliated third-party subcontractors in the markets in which we operate, adversely impacting our financial condition and results of operations. Additionally, the prices paid for the services of these subcontractors could unexpectedly increase, which could have a material adverse effect on our business.
Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our credit ratings.
Our corporate credit rating and ratings on our senior secured and unsecured notes and our current credit condition affect, among other things, our ability to access new capital, especially debt. Negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. If our credit ratings are lowered or rating agencies issue adverse commentaries in the future, it could have a material adverse effect on our business, financial condition, results of operations and liquidity. In particular, a weakening of our financial condition, including a significant increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.
We could experience a reduction in home sales and revenues due to our inability to acquire and develop land for our communities if we are unable to obtain reasonably priced financing.
The homebuilding industry is capital intensive and homebuilding requires significant up-front expenditures to acquire land and to begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding activities. If internally generated funds are not sufficient, we would seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and/or securities offerings. The amount and types of indebtedness that we may incur are limited by the terms of our existing debt. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The credit and capital markets have continued to experience significant volatility. If we are required to seek additional financing to fund our operations, the volatility in these markets may restrict our flexibility to access such financing. If we are not successful in obtaining sufficient capital to fund our planned capital and other expenditures, we may be unable to acquire land for our housing developments, thereby limiting our anticipated growth and community count. Additionally, if we cannot obtain additional financing to fund the purchase of land under our option contracts, we may incur contractual penalties and fees.
Our senior secured and unsecured notes, revolving credit facility, letter of credit facilities and certain other debt impose significant restrictions and obligations on us. Restrictions on our ability to borrow could adversely affect our liquidity. In addition, our substantial indebtedness could adversely affect our financial condition, limit our growth and make it more difficult for us to satisfy our debt obligations.
Certain of our senior secured and unsecured notes, revolving credit facility, letter of credit facilities and certain other debt impose certain restrictions and obligations on us. Under certain of these instruments, we must comply with defined covenants that limit our ability to, among other things, incur additional indebtedness, engage in certain asset sales, make certain types of restricted payments, engage in transactions with affiliates and create liens on our assets. Failure to comply with certain of these covenants could result in an event of default under the applicable instrument. Any such event of default could negatively impact other covenants or lead to cross defaults under certain of our other debt. There can be no assurance that we will be able to obtain any waivers or amendments that may become necessary in the event of a future default situation without significant additional cost or at all.
Our substantial indebtedness could have important consequences to us and the holders of our securities, including, among other things:

•	causing us to be unable to satisfy our obligations under our debt agreements;

•	making us more vulnerable to adverse general economic and industry conditions;

•	making it difficult to fund future working capital, land purchases, acquisitions, share repurchases, general corporate or other activities; and

•	causing us to be limited in our flexibility in planning for, or reacting to, changes in our business.
In addition, subject to the restrictions of our existing debt instruments, we may incur additional indebtedness. If new debt is added to our current debt levels, the related risks that we now face could intensify. Our growth plans and our ability to make payments of principal or interest on, or to refinance, our indebtedness will depend on our future operating performance and our ability to enter into additional debt and/or equity financings. If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. We may not be able to do any of the foregoing on terms acceptable to us, if at all.
A substantial increase in mortgage interest rates, the unavailability of mortgage financing or a change in tax laws regarding the deductibility of mortgage interest for tax purposes may reduce consumer demand for our homes.
Substantially all purchasers of our homes finance their acquisition with mortgage financing. Housing demand is adversely affected by reduced availability of mortgage financing and factors that increase the upfront or monthly cost of financing a home such as increases in interest rates, insurance premiums or limitations on mortgage interest deductibility. The continued decrease in the willingness and ability of lenders to make home mortgage loans, the tightening of lending standards and the limitation of financing product options have made it more difficult for homebuyers to obtain acceptable financing. Any substantial increase in mortgage interest rates or unavailability of mortgage financing may adversely affect the ability of prospective first-time and move-up homebuyers to obtain financing for our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. Therefore, a disruption in the credit markets and/or the curtailed availability of mortgage financing may adversely affect our business, financial condition and results of operations.
The tax benefits of our pre-ownership change net operating loss carryforwards and built-in losses were substantially limited since we experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code and portions of our deferred income tax asset have been written off since they were not fully realizable. Any subsequent ownership change, should it occur, could have a further impact on these tax attributes.
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
We believe we have significant “built-in losses” in our assets (i.e. an excess tax basis over current fair market value) that may result in tax losses as such assets are sold. Net operating losses generally may be carried forward for a 20-year period to offset future earnings and reduce our federal income tax liability. Built-in losses, if and when recognized, generally will result in tax losses that may then be deducted or carried forward. However, we experienced an “ownership change” under Section 382 as of January 12, 2010. As a result of this previous “ownership change” for purposes of Section 382, our ability to use certain net operating loss carryforwards and built-in losses or deductions in existence prior to the ownership change was limited by Section 382.
The realization of all or a portion of our deferred income tax assets (including net operating loss carryforwards) is dependent upon the generation of future income during the statutory carryforward periods. Our inability to utilize our limited pre-ownership change net operating loss carryforwards and any future recognized built-in losses or deductions, or the occurrence of a future ownership change and resulting additional limitations to these tax attributes, could have a material adverse effect on our financial condition, results of operations and cash flows.

We may incur additional operating expenses or longer construction cycle times due to compliance programs or fines, penalties and remediation costs pertaining to environmental regulations within our markets. Additionally, any violations of such regulations could harm our reputation, thereby negatively impacting our financial condition and results of operations.
We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws that apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former use of the site. Environmental laws may result in delays, may cause us to implement time consuming and expensive compliance programs and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. From time-to-time, the United States Environmental Protection Agency (EPA) and similar federal or state agencies review homebuilders' compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs or harm our reputation. Further, we expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Our communities in California are especially susceptible to restrictive government regulations and environmental laws, particularly surrounding water usage due to continuing drought conditions within that region.
We are dependent on the services of certain key employees and the loss of their services could hurt our business.
Our future success depends upon our ability to attract, train and retain skilled personnel. If we are unable to retain our key employees or attract, train or retain other skilled personnel in the future, it could hinder our business strategy and impose additional costs of identifying and training new individuals. Competition for qualified personnel in all of our operating markets, as well as within our corporate operations, is intense.
If we are unsuccessful in competing against our competitors, our market share could decline or our growth could be impeded and, as a result, our financial condition and results of operations could suffer.
Competition in the homebuilding industry is intense and there are relatively low barriers to entry into our business. Increased competition could hurt our business, as it could prevent us from acquiring attractive parcels of land on which to build homes or make such acquisitions more expensive, hinder our market share expansion and lead to pricing pressures on our homes that may adversely impact our margins and revenues. If we are unable to successfully compete, our financial results could suffer and our ability to service our debt could be adversely affected. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Furthermore, some of our competitors have substantially greater financial resources and lower costs of funds and operations than we do. Many of these competitors also have longstanding relationships with subcontractors and suppliers in the markets in which we operate. We currently build in several of the top markets in the nation and, therefore, we expect to continue to face additional competition from new entrants into our markets.
We conduct certain of our operations through land development joint ventures with independent third parties in which we do not have a controlling interest and we can be adversely impacted by the joint venture partners' failure to fulfill their obligations.
We participate in land development joint ventures (JVs) in which we have less than a controlling interest. We have entered into JVs in order to acquire attractive land positions, to manage our risk profile and to leverage our capital base. Our JVs are typically entered into with developers, other homebuilders and financial partners to develop finished lots for sale to the JVs members and other third parties. As a result of the deterioration of the housing market, we wrote down our investment in certain of our JVs reflecting impairments of inventory held within those JVs. If market conditions were to deteriorate again, we may have to take further writedowns of our investments in our JVs.
Our JV investments are generally very illiquid both because we lack a controlling interest in the JVs and because most of our JVs are structured to require super-majority or unanimous approval of the members to sell a substantial portion of the JV's assets or for a member to receive a return of its invested capital. Our lack of a controlling interest also results in the risk that the JV will take actions that we disagree with or fail to take actions that we desire, including actions regarding the sale of the underlying property.
Our JVs typically obtain secured acquisition, development and construction financing. Generally, we and our JV partners have provided varying levels of guarantees of debt or other obligations of our unconsolidated JVs. These guarantees include construction completion guarantees, repayment guarantees and environmental indemnities. We accrue for guarantees we determine are probable and reasonably estimable but we do not record a liability for the contingent aspects of any guarantees that we determine are reasonably possible but not probable. As of September 30, 2015, we had no outstanding repayment guarantees.

Our stock price is volatile and could decline.
The securities markets in general and our common stock in particular have experienced significant price and volume volatility over the past several years. The market price and volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our industry, operations or business prospects. In addition to the other risk factors discussed in this section, the price and volume volatility of our common stock may be affected by:

•	operating results that vary from the expectations of securities analysts and investors;

•
factors influencing home purchases, such as availability of home mortgage loans and interest rates, credit criteria applicable to prospective borrowers, ability to sell existing residences and homebuyer sentiment in general;

•	the operating and securities price performance of companies that investors consider comparable to us;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors; and

•	changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.
Our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration is impacted by the price of our common stock. A low stock price may adversely impact our ability to reduce our financial leverage, as measured by the ratio of total debt to total capital. As of September 30, 2015, our total debt to total capital was 70.8% and our net debt to net capital was 66.6%. Continued high levels of leverage or significant increases may adversely affect our credit ratings and make it more difficult for us to access additional capital. These factors may limit our ability to implement our operating and growth plans.
We are subject to extensive government regulation, which could cause us to incur significant liabilities or restrict our business activities.
Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to local, state and federal statutes and rules regulating, among other things, certain developmental matters, building and site design, the availability of water and matters concerning the protection of health and the environment. Our operating costs may be increased by governmental regulations, such as building permit allocation ordinances and impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Other governmental regulations, such as building moratoriums and “no growth” or “slow growth” initiatives, which may be adopted in communities that have developed rapidly, may cause delays in new home communities or otherwise restrict our business activities, resulting in reductions in our revenues. Any delay or refusal from government agencies to grant us necessary licenses, permits and approvals could have an adverse effect on our financial condition and results of operations.
We are the subject of pending civil litigation which could require us to pay substantial damages or could otherwise have a material adverse effect on us. The failure to fulfill our obligations under the HUD Agreement described below could have a material adverse effect on our financial condition and results of operations.
On July 1, 2009, we entered into a Deferred Prosecution Agreement and associated Bill of Information (the DPA) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (HUD) and the Civil Division of the United States Department of Justice (the HUD Agreement). Under these agreements, we are obligated to make payments equal to 4% of “adjusted EBITDA,” as defined in the agreements, until the first to occur of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of September 30, 2015, we have paid a cumulative $22.7 million related to the DPA and the HUD Agreement. Additionally, we have a liability of $7.4 million recorded on our consolidated balance sheet as of September 30, 2015 related to the DPA and the HUD Agreement. Our expense related to these agreements was $5.3 million, $5.4 million and $3.5 million for our fiscal 2015, 2014 and 2013, respectively, and was recorded in general and administrative expenses in our consolidated statements of income.
Certain of our subsidiaries have been named in class action and multi-party lawsuits regarding claims made by homebuyers. We cannot predict or determine the timing or final outcome of the current lawsuits or the effect that any adverse determinations the lawsuits may have on us. An unfavorable determination in any of the lawsuits could result in the payment by us of substantial monetary damages that may not be covered by insurance. Further, the legal costs associated with the lawsuits and the amount of time required to be spent by management and the Board of Directors on these matters, even if we are ultimately successful, could have a material adverse effect on our business, financial condition and results of operations. In addition to expenses incurred to defend the Company in these matters, under Delaware law and our bylaws, we may have an obligation to indemnify our current and former officers and directors in relation to these matters. We have obligations to advance legal fees and expenses to certain directors and officers.

Our insurance carriers may seek to rescind or deny coverage with respect to certain of the pending lawsuits or we may not have sufficient coverage under such policies. If the insurance companies are successful in rescinding or denying coverage, or if we do not have sufficient coverage under our policies, our business, financial condition and results of operations could be materially adversely affected.
We may be subject to significant potential liabilities as a result of construction defect, product liability and warranty claims made against us.
As a homebuilder, we have been, and continue to be, subject to construction defect, product liability and home warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly, as evidenced by the recent water intrusion issues in Florida and New Jersey.
With respect to certain general liability exposures, including construction defect claims, product liability claims and related claims, assessment of claims and the related liability and reserve estimation process is highly judgmental due to the complex nature of these exposures and unique circumstances of each claim. Furthermore, once claims are asserted for construction defects, it can be difficult to determine the extent to which the assertion of these claims will expand geographically. Although we have obtained insurance for construction defect claims, such policies may not be available or adequate to cover liability for damages, the cost of repairs and/or the expense of litigation surrounding current and future claims may arise out of events or circumstances not covered by insurance and not subject to effective indemnification agreements with our subcontractors.
Our operating expenses could increase if we are required to pay higher insurance premiums or litigation costs for various claims, which could negatively impact our financial condition and results of operations.
The costs of insuring against construction defect, product liability and director and officer claims are substantial. Increasingly in recent years, lawsuits (including class action lawsuits) have been filed against builders, asserting claims of personal injury and property damage. Our insurance may not cover all of the claims, including personal injury claims, or such coverage may become prohibitively expensive. If we are not able to obtain adequate insurance against these claims, we may experience losses that could negatively impact our financial condition and results of operations, as well as our cash flow available to service debt.
Historically, builders have recovered from subcontractors and their insurance carriers a significant portion of the construction defect liabilities and costs of defense that the builders have incurred. However, insurance coverage available to subcontractors for construction defects is becoming increasingly expensive and the scope of coverage is restricted. If we cannot effectively recover from our subcontractors or their carriers, we may suffer even greater losses.
A builder's ability to recover against any available insurance policy depends upon the continued solvency and financial strength of the insurance carrier that issued the policy. Many of the states in which we build homes have lengthy statutes of limitations applicable to claims for construction defects. To the extent that any carrier providing insurance coverage to us or our subcontractors becomes insolvent or experiences financial difficulty in the future, we may be unable to recover on those policies, thereby negatively impact our financial condition and results of operations.
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

We use information technology and other computer resources to perform important operational and marketing activities and to maintain our business records. Certain of these resources are provided to us and/or maintained by third-party service providers pursuant to agreements that specify certain security and service level standards. Our computer systems, including our back-up systems and those of our third-party providers, are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches, natural disasters, usage errors by our employees or contractors and other related risks. A significant and extended disruption of or breach of security related to our computer systems and back-up systems may damage our reputation and cause us to lose customers, sales and revenue, result in the unintended misappropriation of proprietary, personal and confidential information and require us to incur significant expense to remediate or otherwise resolve these issues.
The occurrence of natural disasters could increase our operating expenses and reduce our revenues and cash flows.
The climates and geology of many of the states in which we operate, including California, Florida, Georgia, North Carolina, South Carolina, Tennessee, Texas and certain mid-Atlantic states, present increased risks of natural disasters. To the extent that hurricanes, severe storms, earthquakes, droughts, floods, wildfires or other natural disasters or similar events occur, our homes under construction or our building lots in such states could be damaged or destroyed, which may result in losses exceeding our insurance coverage. Any of these events could negatively impact our financial condition and results of operations.
Terrorist attacks or acts of war against the United States or increased domestic or international instability could have an adverse effect on our operations.
Adverse developments in the war on terrorism, terrorist attacks against the United States or any outbreak or escalation of hostilities between the United States and any foreign power may cause disruption to the economy, our Company, our employees and our customers, which could negatively impact our financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of September 30, 2015, we have under lease approximately 34,000 square feet of office space in Atlanta, Georgia to house our corporate headquarters. We also lease an aggregate of approximately 307,000 square feet of office space for our subsidiaries' operations at various locations. We have subleased approximately 57,000 square feet of our leased office space to unrelated third parties. We own approximately 49,000 square feet of office space in Indianapolis, Indiana, which we are under contract to sell during our fiscal 2016. All facilities are in good condition and are adequately utilized and sufficient to meet our present operating needs.

Item 3. Legal Proceedings
Litigation
From time-to-time, we have received claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims for amounts that are not material to our consolidated financial statements. We currently have an insignificant number of such claims outstanding for which we believe we have no liability. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations or cash flows.
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
Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement and associated Bill of Information (the DPA) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (the HUD Agreement) and the Civil Division of the United States Department of Justice. We have satisfied our obligations under the DPA and in July 2014 the United States District Court for the Western Division of North Carolina dismissed the Bill of Information. However, under these agreements, we are obligated to make payments equal to 4% of

“adjusted EBITDA,” as defined in the agreements, until the earlier of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of September 30, 2015, we have paid a cumulative $22.7 million related to the DPA and the HUD Agreement. Additionally, we have a liability of $7.4 million recorded on our consolidated balance sheet as of September 30, 2015 related to the DPA and the HUD Agreement. Our expense related to these agreements was $5.3 million, $5.4 million and $3.5 million for our fiscal 2015, 2014 and 2013, respectively, and was recorded in general and administrative expenses in our consolidated statements of income.
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
The Company lists its common shares on the New York Stock Exchange (NYSE) under the symbol “BZH.” On November 5, 2015, the last reported sales price of the Company's common stock on the NYSE was $14.13 and we had approximately 205 stockholders of record and 32,660,583 shares of common stock outstanding. The following table sets forth, for the periods presented, the range of high and low trading prices for the Company's common stock during our fiscal 2015 and 2014.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Fiscal Year Ended September 30, 2015
High	$20.44	$20.52	$21.19	$20.20
Low	$15.70	$14.20	$17.26	$13.01
Fiscal Year Ended September 30, 2014
High	$24.62	$25.34	$21.63	$21.33
Low	$16.75	$19.24	$18.01	$15.27
Dividends
The indentures under which our senior notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. As of September 30, 2015, under the most restrictive covenants of such indentures, none of our retained earnings were available for cash dividends or share repurchases. The Board of Directors will periodically reconsider the declaration of dividends, assuming payment of dividends is not limited under the aforementioned indentures. The reinstatement of quarterly dividends, the amount of such dividends and the form in which the dividends are paid (cash or stock) will depend upon our financial condition, results of operations and other factors that the Board of Directors deems relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the Company's shares of common stock that may be issued under our existing equity compensation plans as of September 30, 2015, all of which have been approved by our stockholders:

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	643,907	$18.13	1,330,893
Issuer Purchases of Equity Securities
None.

Performance Graph

The following graph illustrates the cumulative total stockholder return on Beazer Homes' common stock for the last five fiscal years through September 30, 2015, as compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes an investment of $100 at September 30, 2010 in Beazer Homes' common stock and in each of the benchmark indices specified, assumes that all dividends were reinvested and accounts for the impact of any stock splits, where applicable. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

		Fiscal Year Ended September 30,
		2011	2012	2013	2014	2015
◆	Beazer Homes USA, Inc.	36.56	85.96	87.17	81.26	64.55
■	S&P 500 Index	101.14	131.69	157.16	188.18	187.02
▲	S&P 500 Homebuilding Index	71.28	197.13	199.63	216.12	273.79

Item 6. Selected Financial Data
The following table summarizes certain financial data for the periods presented:

	Fiscal Year Ended September 30,
	2015	2014	2013	2012	2011
	($ in millions, except per share amounts and unit data)
Statements of Income Data: (a)
Total revenue	$1,627	$1,464	$1,288	$1,006	$742
Gross profit	272	263	214	105	48
Gross margin (a), (b)	16.7%	18.0%	16.6%	10.4%	6.5%
Operating income (loss)	$52	$56	$27	$(62)	$(132)
Income (loss) from continuing operations	347	35	(32)	(136)	(200)
Income (loss) per share from continuing operations - basic	12.54	1.35	(1.30)	(7.34)	(13.53)
Income (loss) per share from continuing operations - diluted	10.91	1.10	(1.30)	(7.34)	(13.53)

Balance Sheet Data (end of year): (c)
Cash and cash equivalents and restricted cash	$290	$387	$553	$741	$647
Inventory	1,698	1,561	1,314	1,112	1,204
Total assets	2,421	2,066	1,987	1,982	1,977
Total debt	1,528	1,535	1,512	1,498	1,489
Stockholders' equity	630	279	241	262	198

Supplemental Financial Data:(c)
Cash (used in) provided by:
Operating activities	$(81)	$(160)	$(175)	$(21)	$(179)
Investing activities	27	(32)	190	5	(260)
Financing activities	(19)	12	1	134	273

Financial Statistics: (c)
Total debt as a percentage of total debt and stockholders' equity	70.8%	84.6%	86.3%	85.1%	88.2%
Net debt as a percentage of net debt and stockholders' equity (d)	66.6%	81.0%	80.4%	74.9%	81.5%
Adjusted EBITDA from total operations (e)	$126.8	$128.3	$86.3	$21.8	$(24.9)
Adjusted EBITDA margin from total operations (f)	7.8%	8.8%	6.7%	2.2%	(3.4)%
Operating Statistics from continuing operations:
New orders, net	5,358	4,748	5,026	4,901	3,927
Closings	5,010	4,951	5,056	4,428	3,249
Average selling price on closings (in thousands)	$313.5	$284.8	$253.0	$224.9	$219.4
Units in backlog	2,038	1,690	1,893	1,923	1,450
Average selling price in backlog (in thousands)	$327.6	$305.3	$279.0	$249.1	$230.7
(a) Statements of income data is from continuing operations. Gross profit includes inventory impairments and lot options abandonments of $3.1 million, $8.3 million, $2.6 million, $12.2 million and $32.5 million for the fiscal years ended September 30, 2015, 2014, 2013, 2012 and 2011, respectively, as well as certain unexpected warranty costs in Florida and New Jersey that are detailed below. The aforementioned charges related to impairments and lot option abandonments were primarily driven by the deterioration of the homebuilding environment over the applicable years. Income (loss) from continuing operations for the fiscal years ended 2015, 2014, 2013, 2012 and 2011 also includes losses on extinguishment of debt of $0.1 million, $19.9 million, $4.6 million, $45.1 million and $2.9 million, respectively.
(b) Gross margin = gross profit divided by total revenue.
(c) Discontinued operations were not segregated in the consolidated balance sheets or consolidated statements of cash flows.

(d) Net Debt = debt less unrestricted cash and cash equivalents and restricted cash related to the cash secured loan.
(e) Adjusted EBIT (earnings before interest, debt extinguishment charges and taxes) equals net income (loss) before (a) previously capitalized interest amortized to home construction and land sales expenses, capitalized interest impaired and interest expense not qualified for capitalization, (b) debt extinguishment charges and (c) income taxes. Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, debt extinguishment charges and impairments) is calculated by adding non-cash charges, including depreciation, amortization, inventory impairment and abandonment charges, goodwill impairments and joint venture impairment charges for the period to Adjusted EBIT. Adjusted EBIT and Adjusted EBITDA are not Generally Accepted Accounting Principles (GAAP) financial measures. Adjusted EBIT and Adjusted EBITDA should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance. Because some analysts and companies may not calculate Adjusted EBIT and Adjusted EBITDA in the same manner as Beazer Homes, the Adjusted EBIT and Adjusted EBITDA information presented above may not be comparable to similar presentations by others.
(f) Adjusted EBITDA margin = Adjusted EBITDA divided by total revenue.
Reconciliation of Adjusted EBITDA to total company net income (loss), the most directly comparable GAAP measure, is provided for each period discussed below. Management believes that Adjusted EBITDA assists investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective capitalization, tax position and level of impairments. These EBITDA measures should not be considered alternatives to net income determined in accordance with GAAP as an indicator of operating performance.
In addition, given the unusual size and nature of certain charges recorded during the periods presented, Adjusted EBITDA is also shown excluding these charges in the following table. Management believes that this representation best reflects the operating characteristics of the Company.
The following table reconciles our net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2015	2014	2013	2012	2011

Net income (loss)	$344,094	$34,383	$(33,868)	$(145,326)	$(204,859)
(Benefit from) provision for income taxes	(325,927)	(41,802)	(3,684)	(40,747)	3,429
Interest amortized to home construction and land sales expenses and capitalized interest impaired	56,164	41,065	41,246	61,227	48,289
Interest expense not qualified for capitalization	29,822	50,784	59,458	71,474	73,440
Loss on debt extinguishment	80	19,917	4,636	45,097	2,909
Adjusted EBIT	104,233	104,347	67,788	(8,275)	(76,792)
Depreciation and amortization and stock compensation amortization	19,473	15,866	15,642	17,573	17,878
Inventory impairments and option contract abandonments	3,109	8,062	2,650	12,514	33,458
Joint venture impairment and abandonment charges	—	—	181	36	594
Adjusted EBITDA	126,815	128,275	86,261	21,848	(24,862)
Unexpected warranty costs related to Florida stucco issues (net of expected insurance recoveries)	13,582	4,290	—	—	—
Unexpected warranty costs related to water intrusion issue in New Jersey	—	648	—	—	—
Litigation settlement in discontinued operations	3,660	—	—	—	—
Adjusted EBITDA excluding unexpected warranty costs and a litigation settlement in discontinued operations	$144,057	$133,213	$86,261	$21,848	$(24,862)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
Market Conditions
We believe that the housing recovery continues to move forward but could be temporarily interrupted by uncertainties around an expected increase in interest rates, as well as recent volatility experienced in the U.S. and international markets. These factors have continued to negatively affect consumer confidence, which tends to directly impact demand for new homes. Nonetheless, the fundamentals, including favorable demographic trends, excellent affordability and employment growth, continue to point to a stronger and more stable level of demand for new homes in the years ahead. The overall shape of the recovery has been flatter than many predicted due, in large part, to continuing mortgage constraints, employment insecurity and lack of wage growth, which further impact consumer confidence and a potential customer's ability to purchase and finance a new home. Additionally, while historic bad weather in our Texas markets delayed home deliveries and contributed to margin pressures in the latter part of our fiscal 2015, we do not believe that these factors will impact our performance in the long run.
Overview of Results for Our Fiscal 2015
After returning to profitability during our last fiscal year, our fiscal 2015 represented a meaningful step forward in achieving our “2B-10” goals (refer to discussion below), with growth in both revenue and Adjusted EBITDA arising from higher community count, additional closings and an increase in average sales prices. This was accomplished while maintaining our operating margins, as the benefit from improving leverage and higher prices offset the impact from rising costs. Looking ahead to fiscal 2016 and beyond, we expect significant EBITDA growth, as we benefit from more closings, further increases in average sales prices and additional fixed cost leverage. At the same time, we expect to take steps in fiscal 2016 to reduce our leverage, reflecting our view that doing so in an improving market will create long-term shareholder value.
The Company reported full year net income of $344.1 million for fiscal 2015, which included several significant, non-recurring items:

•	The release of a substantial portion of our valuation allowance on our deferred tax assets of $335.2 million;

•	Unexpected warranty costs related to Florida stucco issues of $26.3 million, offset by anticipated insurance recoveries of $12.7 million, for a net impact of $13.6 million; and

•	A litigation settlement in discontinued operations of $3.7 million.
The substantial release of our valuation allowance on our deferred tax assets represents a current-year benefit from income taxes that was recorded during the fourth quarter. For additional discussion of this release, refer to Note 13 of notes to the consolidated financial statements in this Form 10-K. The warranty costs related to Florida stucco issues (the Florida stucco issues) relate to faulty stucco installation in several communities that we have been remediating since the latter half of our fiscal 2014. However, starting in the second quarter of our fiscal 2015, the cost of a substantial majority of these repairs is now the responsibility of our insurer, since we passed our self-retention limits on several policy years. For a further discussion of this matter, refer to Note 9 of notes to the consolidated financial statements in this Form 10-K. For the year ended September 30, 2015, excluding the impact of these charges, homebuilding gross margin before impairments and abandonments and interest amortized to cost of sales would have been 21.5% and Adjusted EBITDA would have been $144.1 million.
Reaching “2B-10”
In November 2013, we introduced a multi-year “2B-10” plan, which provided a roadmap of revenue and margin metrics to achieve $2 billion in revenue with a 10% Adjusted EBITDA margin. Taken together, reaching “2B-10” would result in Adjusted EBITDA of at least $200 million. In November 2015, we have refined the specific metrics we expect will lead us to our “2B-10” objectives by providing ranges to each metric instead of point estimates. Since we rolled out our “2B-10” plan, we have consistently noted that there are a number of paths to achieving our underlying goal of $200 million of EBITDA. Additionally, during the second quarter of our fiscal 2015, we made the decision that we would not continue to reinvest in new homebuilding assets in our New Jersey division, which had a modest impact on the timing of the achievement of our “2B-10” objectives. Nonetheless, we continue our commitment to reaching these objectives as soon as possible. We expect to reach these objectives by making improvements on five key metrics: (1) sales per community per month (or our absorption rate); (2) active community count; (3) average selling prices (ASP); (4) homebuilding gross margins and (5) cost leverage as measured by selling, general and administrative costs (SG&A) as a percentage of total revenue.
During fiscal 2015, we continued to make progress on several of these metrics, most notably by growing revenue to $1.6 billion, up 11.2% year-over-year, and increasing our community count to 166 as of September 30, 2015, which is up from 155 as of the end of the prior fiscal year. Adjusted EBITDA was $126.8 million compared to $128.3 million in the prior year, a slight decline of 1.1%, and Adjusted EBITDA margin was 7.8% compared to 8.8% in the prior fiscal year, a decline of 100 basis points. However, excluding the one-time items noted above (related to the Florida stucco issues and litigation settlement in discontinued operations), Adjusted EBITDA would have increased 8.1% year-over-year, after also adjusting fiscal 2014 for the Florida stucco issues and the water intrusion issue in New Jersey (refer to Item 6, Selected Financial Data, in this Form 10-K for a reconciliation of Adjusted EBITDA). These improvements were due to the intense focus we have placed on the operational drivers of this plan, and in part, to stronger home pricing conditions. Our progress on each metric is discussed in more detail below.
During fiscal 2015, our rate of sales per community per month was 2.8, which was comparable with the prior fiscal year and remains one of the strongest absorption rates in the industry. Although we experienced declining absorption rates in our most recent quarter due in part to a dip in consumer confidence and fears relating to interest rates, we are still an industry leader in this metric and continue to focus on it as a top strategic priority. Our updated “2B-10” plan anticipates sales per community per month to be in the range of 2.8 to 3.2.
Over the past couple of years, we significantly increased our level of land investments in an effort to grow our active community count. We purchased mostly raw and partially developed land in some of the best school districts and most active job markets in the country. We ended fiscal 2015 with 166 active communities, which was 7.1% higher than a year earlier. For fiscal 2016, we plan to continue our investment in current and replacement communities to drive year-over-year order growth. Our revised “2B-10” target metric is a community count range between 170 and 175, which we are approaching.
Although we have been buying land in almost all of our markets, our incremental land investments over the past couple of years have been disproportionately focused on securing attractive parcels in Texas, California and the Mid-Atlantic, which feature some of the strongest employment characteristics and school districts in the country, as well as some of our higher-priced product lines. This geographic mix shift, combined with some market pricing power, has led to a significant rise in our ASP from $284.8 thousand last year to $313.5 thousand this year. In addition, we ended fiscal 2015 with an ASP for our units in backlog of $327.6 thousand, indicating that future ASPs should continue to increase. Our targeted “2B-10” metric for ASP has been increased to a range of $330.0 thousand to $340.0 thousand.
We lost some progress on improving homebuilding gross margin during fiscal 2015. For the year, our homebuilding gross margin (excluding impairments, abandonments and interest in cost of sales) declined 130 basis points to 20.6%. Our “2B-10” target for our homebuilding margin metric is now between 21.0% and 22.0%. Excluding the impact of Florida stucco issues, offset by the credit for anticipated insurance recoveries, homebuilding margin would have been 21.5% for fiscal 2015, which is within our revised “2B-10” target range. As discussed further below, our homebuilding gross margin has declined due to an increase in the cost of land, driven by both market conditions and the structure of our land deals, and labor, as well as geographic mix.
Finally, our cost leverage improved from fiscal 2014. Our SG&A expenses were 12.8% of total revenue for fiscal 2015, compared with 13.3% a year earlier. Although this metric continues to be above our “2B-10” target range of 11.0% to 12.0%, as we continue to grow total revenue in future quarters, we anticipate further improvement on this metric.
We expect to continue our focus on our “2B-10” metrics during fiscal 2016, with particular emphasis on driving sales absorptions within our increased number of active communities and improving our homebuilding gross margin.
Seasonal and Quarterly Variability: Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth fiscal quarters. The following tables present certain quarterly operating data for the periods presented:

New Orders (Net of Cancellations)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2015	966	1,698	1,524	1,170	5,358
2014	895	1,390	1,290	1,173	4,748
2013	932	1,521	1,381	1,192	5,026

Closings
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

2015	885	936	1,293	1,896	5,010
2014	1,038	977	1,241	1,695	4,951
2013	1,038	1,127	1,234	1,657	5,056

RESULTS OF CONTINUING OPERATIONS
The following table summarizes certain key income statement metrics for the periods presented:

	Fiscal Year Ended September 30,
($ in thousands)	2015	2014	2013
Revenues:
Homebuilding	$1,570,627	$1,409,880	$1,279,212
Land sales and other	56,786	53,887	8,365
Total	$1,627,413	$1,463,767	$1,287,577
Gross profit:
Homebuilding	$267,269	$260,746	$212,054
Land sales and other	5,175	2,713	2,076
Total	$272,444	$263,459	$214,130
Gross margin:
Homebuilding(a)	17.0%	18.5%	16.6%
Land sales and other	9.1%	5.0%	24.8%
Total	16.7%	18.0%	16.6%
Commissions	$65,023	$58,028	$52,922
General and administrative expenses (G&A)	$142,496	$136,463	$121,163
SG&A (commissions plus G&A) as a percentage of total revenue	12.8%	13.3%	13.5%
G&A as a percentage of total revenue	8.8%	9.3%	9.4%
Depreciation and amortization	$13,338	$13,279	$12,784
Operating income	$51,587	$55,689	$27,261
Operating income as a percentage of total revenue	3.2%	3.8%	2.1%
Effective tax rate(b)	(1,473.3)%	608.0%	9.8%
Equity in income (loss) of unconsolidated entities	$536	$6,545	$(113)
Loss on extinguishment of debt	(80)	(19,917)	(4,636)
(a) In addition to other items, our homebuilding gross margins in the current and prior fiscal year were impacted by unexpected warranty costs related to the Florida stucco issues and one community in New Jersey. Refer to further discussion of these items below in section titled “Homebuilding Gross Profit and Gross Margin.”
(b) Calculated as tax benefit for the period divided by income (loss) from continuing operations. Due to the effects of changes in our valuation allowance on our deferred tax assets and changes in our unrecognized tax benefits, our effective tax rates are not meaningful metrics, as our income tax provisions and benefits are currently not directly correlated to the amount of pretax income or loss for the associated periods.
Homebuilding Operations Data
The following table summarizes new orders, net and cancellation rates by reportable segment for the periods presented:

	New Orders, net					Cancellation Rates
	2015	2014	2013	15 v 14	14 v 13	2015	2014	2013
West	2,352	1,815	2,176	29.6%	(16.6)%	19.7%	21.9%	22.9%
East	1,433	1,539	1,543	(6.9)%	(0.3)%	22.8%	21.4%	24.3%
Southeast	1,573	1,394	1,307	12.8%	6.7%	18.1%	20.5%	16.7%
Total	5,358	4,748	5,026	12.8%	(5.5)%	20.1%	21.3%	21.8%
Sales per active community per month of 2.8 for the year ended September 30, 2015 was even with the same metric for the year ended September 30, 2014. However, during the current fiscal year, we opened 66 communities and closed out of 52, leading to an active community count of 166 as of September 30, 2015, compared to 155 as of September 30, 2014. This growth in community count resulted in the 12.8% year-over-year increase in net new orders shown above. The fiscal 2015 increase in new orders, net in our West segment was driven by substantial year-over-year increases in Texas and California, offset by a decline in Las Vegas. The negative year-over-year trend for fiscal 2015 in our East segment was largely driven by a decline in new orders, net in New Jersey, where we elected not to continue to reinvest in new homebuilding assets. Excluding New Jersey, our new orders, net in our East segment would have declined 1.1% in fiscal 2015 when compared with the prior fiscal year. Finally, the fiscal 2015 increase in new orders, net over fiscal 2014 in our Southeast segment was driven by sizable increases in our Atlanta and Charleston markets. In fiscal 2014, the decrease in new orders in the West segment was primarily driven by the close out of several communities during fiscal 2014 in advance of new community openings and by a softening homebuyer market in Las Vegas and Phoenix.
The table below summarizes backlog units by reportable segment, as well as aggregate dollar value of homes in backlog and ASP in backlog as of September 30, 2015, 2014 and 2013:

	As of September 30,
	2015	2014	2013	15 v 14	14 v 13
Backlog Units:
West	955	557	738	71.5%	(24.5)%
East	487	600	661	(18.8)%	(9.2)%
Southeast	596	533	494	11.8%	7.9%
Total	2,038	1,690	1,893	20.6%	(10.7)%
Aggregate dollar value of homes in backlog (in millions)	$667.7	$515.9	$528.1	29.4%	(2.3)%
ASP in backlog (in thousands)	$327.6	$305.3	$279.0	7.3%	9.4%
Backlog reflects the number of homes for which the Company has entered into a sales contract with a customer but has not yet delivered the home. Backlog as of September 30, 2015 is higher than the prior year, driven by the increase in new orders, net year-over-year, discussed above, and a higher active community count. Growth in new orders and backlog over time is expected as the sales pace in recently opened communities improves. Backlog as of September 30, 2014 was lower than the prior fiscal year due to the slower selling environment experienced, as evidenced by the decline in sales per community per month in the last three quarters of fiscal 2014 compared to the prior year.
Homebuilding Revenues, Average Selling Price and Closings
The tables below summarize homebuilding revenues, the ASP of our homes closed and closings by reportable segment for the periods presented:

	Homebuilding Revenues					Average Selling Price
(In thousands)	2015	2014	2013	15 v 14	14 v 13	2015	2014	2013	15 v 14	14 v 13
West	$584,202	$537,149	$543,524	8.8%	(1.2)%	$299.0	$269.1	$238.7	11.1%	12.7%
East	549,484	525,439	482,468	4.6%	8.9%	355.4	328.4	296.2	8.2%	10.9%
Southeast	436,941	347,292	253,220	25.8%	37.2%	289.4	256.3	220.2	12.9%	16.4%
Total	$1,570,627	$1,409,880	$1,279,212	11.4%	10.2%	$313.5	$284.8	$253.0	10.1%	12.6%

	Closings
	2015	2014	2013	15 v 14	14 v 13
West	1,954	1,996	2,277	(2.1)%	(12.3)%
East	1,546	1,600	1,629	(3.4)%	(1.8)%
Southeast	1,510	1,355	1,150	11.4%	17.8%
Total	5,010	4,951	5,056	1.2%	(2.1)%
Generally, improved operational strategies, product and geographic mix, as well as improved market conditions in certain of our markets, enhanced our ability to generate a higher ASP over our past two fiscal years. In particular, a higher proportion of closings generated from certain markets with high ASPs, including California, have pushed our overall ASP higher, particularly during our fiscal 2015. This higher ASP , and to some extent a year-over-year increase in closings, drove our increase in homebuilding revenues for fiscal 2015 as compared to the prior year; a higher ASP was the reason for our fiscal 2014 increase in homebuilding revenues, despite the decline in closings, as compared to fiscal 2013.

Overall, we anticipate that our ASP will likely continue to increase in future quarters, as indicated by our increase in ASP for homes in backlog and continued product and geographic mix shift toward higher priced markets. We also anticipate that our closings in future quarters will increase as we begin to close homes in several recently opened communities and as our number of active communities continues to increase.
Homebuilding Gross Profit and Gross Margin
The following tables present our homebuilding (HB) gross profit and gross margin by reportable segment and total homebuilding gross profit and gross margin, as well as such amounts excluding inventory impairments and abandonments and interest amortized to cost of sales (COS) for the periods presented. Homebuilding gross profit is defined as homebuilding revenues less home cost of sales (which includes land and land development costs, home construction costs, capitalized interest, indirect costs of construction, estimated warranty costs, closing costs and inventory impairment and lot option abandonment charges).

($ in thousands)	Fiscal Year Ended September 30, 2015
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to HB COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$121,264	20.8%	$—	$121,264	20.8%	$—	$121,264	20.8%
East	104,451	19.0%	1,676	106,127	19.3%	—	106,127	19.3%
Southeast	79,062	18.1%	—	79,062	18.1%	—	79,062	18.1%
Corporate & unallocated	(37,508)		—	(37,508)		55,006	17,498
Total homebuilding	$267,269	17.0%	$1,676	$268,945	17.1%	$55,006	$323,951	20.6%

($ in thousands)	Fiscal Year Ended September 30, 2014
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to HB COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$120,048	22.3%	$4,948	$124,996	23.3%	$—	$124,996	23.3%
East	99,400	18.9%	463	99,863	19.0%	—	99,863	19.0%
Southeast	66,743	19.2%	2,523	69,266	19.9%	—	69,266	19.9%
Corporate & unallocated	(25,445)		373	(25,072)		39,255	14,183
Total homebuilding	$260,746	18.5%	$8,307	$269,053	19.1%	$39,255	$308,308	21.9%

($ in thousands)	Fiscal Year Ended September 30, 2013
	HB Gross Profit (Loss)	HB Gross Margin	Impairments & Abandonments (I&A)	HB Gross Profit w/o I&A	HB Gross Margin w/o I&A	Interest Amortized to HB COS	HB Gross Profit w/o I&A and Interest	HB Gross Margin w/o I&A and Interest
West	$114,813	21.1%	$378	$115,191	21.2%	$—	$115,191	21.2%
East	87,081	18.0%	156	87,237	18.1%	—	87,237	18.1%
Southeast	48,260	19.1%	2,099	50,359	19.9%	—	50,359	19.9%
Corporate & unallocated	(38,100)		—	(38,100)		41,246	3,146
Total homebuilding	$212,054	16.6%	$2,633	$214,687	16.8%	$41,246	$255,933	20.0%
Our overall homebuilding gross profit increased to $267.3 million for the fiscal year ended September 30, 2015 from $260.7 million in the prior year. The increase was due to additional gross profit on a $160.7 million increase in homebuilding revenues, which offset a decline in homebuilding gross margin from 18.5% in the prior fiscal year to 17.0% in fiscal 2015. However, in both fiscal years, we had unexpected warranty costs that impacted our homebuilding gross profit and margin. When excluding the impact of these specific costs (refer to Item 6, Selected Financial Data, in this Form 10-K), our homebuilding gross margin would have been 17.9% for fiscal 2015 (21.5% without impairments and abandonments and interest), compared with 18.8% for fiscal 2014 (22.2% without impairments and abandonments and interest). The decline in our margin, after considering impairments and abandonments, interest, and unexpected warranty costs, is due to (1) higher overall lot costs, as land in certain markets continues to rise in value; (2) the structure of our land deals, as finished lot purchases or the use of land bankers tend to result in lower gross margins; (3) higher labor costs and (4) geographic mix of closings.
Our overall homebuilding gross profit increased to $260.7 million for the fiscal year ended September 30, 2014 from $212.1 million in the prior year. The increase was primarily due to the $130.7 million increase in homebuilding revenues, including a 12.6%

increase in ASP, partially offset by a $5.7 million increase in impairments and abandonments and $4.9 million of unexpected warranty costs recorded in the fourth quarter of fiscal 2014. The $4.9 million of unexpected warranty costs related to the Florida stucco issues and water intrusion issues in a single community in New Jersey (refer to Note 9 of notes to the consolidated financial statements in this Form 10-K).
Total homebuilding gross profit and gross margin excluding inventory impairments and abandonments and interest amortized to cost of sales are not GAAP financial measures. These measures should not be considered alternatives to homebuilding gross profit determined in accordance with GAAP as an indicator of operating performance. The magnitude and volatility of non-cash inventory impairment and abandonment charges for the Company, and for other homebuilders, have been significant and, as such, have made financial analysis of our industry more difficult. Homebuilding metrics excluding these charges, and other similar presentations by analysts and other companies, are frequently used to assist investors in understanding and comparing the operating characteristics of homebuilding activities by eliminating many of the differences in companies' respective level of impairments and levels of debt. Management believes these non-GAAP measures enable holders of our securities to better understand the cash implications of our operating performance and our ability to service our debt obligations as they currently exist and as additional indebtedness is incurred in the future. These measures are also useful internally, helping management compare operating results and as a measure of the level of cash which may be available for discretionary spending.
In a given period, our reported gross profits are generated from both communities previously impaired and communities not previously impaired. In addition, as indicated above, certain gross profit amounts arise from recoveries of prior period costs, including warranty items, that are not directly tied to communities generating revenue in the period. Home closings from communities previously impaired would, in most instances, generate very low or negative gross margins prior to the impact of the previously recognized impairment. Gross margins for each home closing are higher for a particular community after an impairment because the carrying value of the underlying land was previously reduced to the present value of future cash flows as a result of the impairment, leading to lower cost of sales at the home closing. This improvement in gross margin resulting from one or more prior impairments is frequently referred to in the aggregate as the “impairment turn” or “flow-back” of impairments within the reporting period. The amount of this impairment turn may exceed the gross margin for an individual impaired asset if the gross margin for that asset prior to the impairment would have been negative. The extent to which this impairment turn is greater than the reported gross margin for the individual asset is related to the specific historical cost basis of that individual asset.
The asset valuations which result from our impairment calculations are based on discounted cash flow analyses and are not derived by simply applying prospective gross margins to individual communities. As such, impaired communities may have gross margins that are somewhat higher or lower than the gross margin for unimpaired communities. The mix of home closings in any particular quarter varies to such an extent that comparisons between previously impaired and never impaired communities would not be a reliable way to ascertain profitability trends or to assess the accuracy of previous valuation estimates. In addition, since any amount of impairment turn is tied to individual lots in specific communities, it will vary considerably from period to period. As a result of these factors, we review the impairment turn impact on gross margins on a trailing 12-month basis rather than a quarterly basis as a way of considering whether our impairment calculations are resulting in gross margins for impaired communities that are comparable to our unimpaired communities. For fiscal 2015, our homebuilding gross margin was 17.0% and excluding interest and inventory impairments and abandonments, it was 20.6%. For the same period, homebuilding gross margins were as follows in those communities that have previously been impaired, which represented 6.9% of total closings during fiscal 2015:

Homebuilding Gross Margin from previously impaired communities:
Pre-impairment turn gross margin	(4.0)%
Impact of interest amortized to COS related to these communities	5.5%
Pre-impairment turn gross margin, excluding interest amortization	1.5%
Impact of impairment turns	14.2%
Gross margin (post impairment turns), excluding interest amortization	15.7%
For a further discussion of our impairment policies and communities impaired during the current and prior two fiscal years, refer to Notes 2 and 5 of the notes to consolidated financial statements in this Form 10-K.

Land Sales and Other Revenues and Gross Profit
Land sales relate to land and lots sold that did not fit within our homebuilding programs and strategic plans in certain markets. Other revenues include net fees we received for general contractor services we performed on behalf of a third party and broker fees. The following tables summarize our land sales and other revenues and related gross profit (loss) from continuing operations by reportable segment for the periods presented:

(In thousands)	Land Sales and Other Revenues
	2015	2014	2013	15 v 14	14 v 13
West	$23,313	$19,592	$4,112	19.0%	376.5%
East	27,076	26,643	1,217	1.6%	2,089.2%
Southeast	6,397	7,652	3,036	(16.4)%	152.0%
Corporate and unallocated (a)	—	—	—	n/m	n/m
Total	$56,786	$53,887	$8,365	5.4%	544.2%

(In thousands)	Land Sales and Other Gross Profit (Loss)
	2015	2014	2013	15 v 14	14 v 13
West	$5,399	$2,209	$416	144.4%	431.0%
East	732	1,716	231	(57.3)%	642.9%
Southeast	847	829	1,429	2.2%	(42.0)%
Corporate and unallocated (a)	(1,803)	(2,041)	—	n/m	n/m
Total	$5,175	$2,713	$2,076	90.7%	30.7%
(a) Corporate and unallocated includes interest and indirects related to land sold that was costed off.
n/m - indicates the percentage is "not meaningful."
As we anticipated, we closed on a number of land sales during our fiscal 2015 and 2014, resulting in higher land sale revenue captured in the table above. These land sales related to land and lots sold that, as noted, did not fit within our homebuilding programs and strategic plans in certain markets. In 2015, the land sales in our East segment included land and lots sold in New Jersey, where we elected to not continue to reinvest in homebuilding assets. The proceeds from these sales are being used to invest in selected markets for future growth.
Operating Income
The table below summarizes operating income (loss) by reportable segment for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2015	2014	2013	15 v 14	14 v 13
West	$67,236	$65,442	$59,084	$1,794	$6,358
East	52,516	48,127	40,670	4,389	7,457
Southeast	37,114	31,854	23,030	5,260	8,824
Corporate and unallocated(a)	(105,279)	(89,734)	(95,523)	(15,545)	5,789
Operating Income	$51,587	$55,689	$27,261	$(4,102)	$28,428
(a) Corporate and unallocated includes amortization of capitalized interest and indirects, as well as costs related to numerous shared services functions that benefit all segments and are not allocated.
Our operating income declined by $4.1 million to $51.6 million for the fiscal year ended September 30, 2015, compared to $55.7 million for fiscal 2014. As a percentage of revenue, our operating income was 3.2% for fiscal 2015 compared to 3.8% for fiscal 2014. Although year-over-year revenues were higher leading to an increase in gross profit of $9.0 million, as explained above, several items led to the decline in operating income: (1) a $7.0 million increase in year-over-year commission expense due to higher closings, ASP and, ultimately, homebuilding revenues over fiscal 2014 (commissions as a percentage of homebuilding revenues remained at 4.1%, flat with the prior fiscal year); and (2) G&A increased by $6.0 million, reflecting higher costs incurred due to business growth (but declined as a percentage of total revenue from 9.3% in fiscal 2014 to 8.8%).

Operating income improved by $28.4 million for the fiscal year ended September 30, 2014 compared to the prior fiscal year. As a percentage of revenue, our operating income was 3.8% for fiscal 2014 compared to 2.1% for fiscal 2013. The year-over-year increase primarily reflects the impact of increased revenues and gross profit, operational efficiencies and market improvements.
Income taxes
Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which is the valuation allowance that was recorded against substantially all of our deferred tax assets and was partially released in the fourth quarter of our fiscal 2015. Due to the effect of our valuation allowance adjustments beginning in fiscal 2008, a comparison of our annual effective tax rates must consider the changes in our valuation allowance. As such, our effective tax rates are not meaningful metrics as our income tax provisions and benefits are currently not directly correlated to the amount of pretax income or loss for the associated periods.
The tax benefit recognized during the fiscal year ended September 30, 2015 was related to the release of a substantial portion of the valuation allowance on our deferred tax assets that we established beginning in fiscal 2008. For a further discussion of this release, refer to Note 13 of the notes to consolidated financial statements in this Form 10-K. The tax benefit recognized during the fiscal year ended September 30, 2014 related primarily to the refund of tax and accrued interest from our IRS examination closing, release of estimated liabilities for previously uncertain tax positions and utilization of certain carryback opportunities. The tax benefit recognized during the fiscal year ended September 30, 2013 related primarily to our release of estimated liabilities for previously uncertain tax positions and utilization of certain carryback opportunities.
Fiscal year ended September 30, 2015 as compared to 2014
West Segment: Homebuilding revenues increased 8.8% for the fiscal year ended September 30, 2015 compared to the prior fiscal year, primarily due to an 11.1% increase in ASP, partially offset by a 2.1% decrease in closings. The decrease in closings was driven by a lower backlog at the start of the year from lower new orders, net during our fiscal 2014. However, new orders, net in fiscal 2015 quickly picked up, particularly in our Texas and California operations. As compared to the prior fiscal year, our homebuilding gross profit increased $1.2 million on lower closings, partially due to $4.9 million in impairments and abandonments recognized in fiscal 2014. Homebuilding gross margins without impairments and abandonments decreased from 23.3% to 20.8% due to community and geographic mix, as well as increases in indirect construction costs. Greater year-over-year homebuilding gross profit and an increase in land sales and other gross profit of $3.2 million, partially offset by an increase in commissions and selling and marketing costs (due to an increase in homebuilding revenues and growth in community count, respectively), led to a net increase in operating income of $1.8 million over fiscal 2014.
East Segment: Homebuilding revenues increased 4.6% for the fiscal year ended September 30, 2015 compared to the prior fiscal year, driven by an 8.2% increase in ASP, partially offset by a 3.4% decrease in closings. The decline in closings is primarily due to a year-over-year reduction in New Jersey, where we elected not to continue to reinvest in new homebuilding assets. The increase in homebuilding revenues led to a $5.1 million increase in our homebuilding gross profit. Homebuilding gross margins in our East segment increased only slightly, from 18.9% in fiscal 2014 to 19.0% in the current fiscal year, as the positive impact of product and geographic mix were largely offset by lower margins generated by communities being closed out in New Jersey and the impact of a warranty charge of approximately $0.6 million recorded in the prior year period for one New Jersey community. The increase in operating income in the East segment of $4.4 million was driven primarily by our increased homebuilding revenues and related gross profit, partially offset by a year-over-year decline in gross profit on land sales.
Southeast Segment: Homebuilding revenues increased 25.8% for the fiscal year ended September 30, 2015 compared to the prior fiscal year, driven by an 11.4% increase in closings combined with a 12.9% increase in ASP. This increase in revenues drove a $12.3 million increase in homebuilding gross profit. Homebuilding gross margin in our Southeast segment declined from 19.2% in fiscal 2014 to 18.1% due to the current year charge related to the Florida stucco issues of $26.3 million, offset by $12.7 million in anticipated insurance recoveries recorded because the Company exceeded its policy thresholds (for a net negative margin impact of $13.6 million), partially offset by (1) $4.3 million of prior year charges related to the Florida stucco issues and (2) impairments and abandonments recorded in the prior year of $2.5 million. Excluding these amounts, margin for both fiscal 2015 and 2014 would have been 21.2%. The higher homebuilding gross profit was partially offset by (1) an increase in year-over-year commissions on account of higher ASPs and closings and (2) incremental sales and marketing and G&A costs to support a higher community count, resulting in a higher operating income for our Southeast segment of $5.3 million.
Corporate and Unallocated: Corporate and unallocated includes amortization of capitalized interest and indirects, as well as costs related to numerous shared services functions that benefit all segments, including information technology, treasury, corporate finance, legal, branding and national marketing. The costs of these shared services are not allocated to the operating segments. For the fiscal year ended September 30, 2015, our corporate and unallocated costs increased $15.5 million compared to the prior year due to an increase in interest amortized to cost of sales (refer to Note 6 of notes to the consolidated financial statements in this Form 10-K), as well as certain incremental G&A expenditures related to our business growth. Also included in the corporate and unallocated line for the current fiscal year is a $6.2 million credit from the recording of anticipated insurance recoveries above those related to the Florida stucco issues, which is partially offsetting the increased interest and G&A costs.
Fiscal year ended September 30, 2014 as compared to 2013
West Segment: Homebuilding revenues decreased 1.2% for the fiscal year ended September 30, 2014 compared to the prior year, primarily due to a 12.3% decrease in closings, offset by a 12.7% increase in ASP. The decrease in the number of closings was primarily driven by lower new orders. As compared to fiscal 2013, our homebuilding gross profit increased $5.2 million despite a $4.6 million increase in impairments and abandonments. Homebuilding gross margins without the impairments and abandonments increased from 21.2% to 23.3%. These increases were primarily due to decreased incentives, product mix and modest price appreciation in most of our submarkets in the West, which enabled us to better absorb increases in direct material, labor and land costs. The $6.4 million increase in operating income resulted from the aforementioned increase in homebuilding gross profit, offset partially by the $4.9 million of impairments recorded on two communities in the West.
East Segment: Homebuilding revenues increased 8.9% for the fiscal year ended September 30, 2014 compared to the prior fiscal year, driven by a 10.9% increase in ASP, partially offset by a 1.8% decrease in closings. The improvements in homebuilding revenues and ASP also contributed to a $12.3 million increase in our homebuilding gross profit, partially offset by the unexpected warranty charges related to a single community in New Jersey. As a result, homebuilding gross margins increased year-over-year from 18.0% to 18.9%. The increase in operating income in the East segment was driven primarily by our increased revenues and related gross profit. These increases were offset partially by increases in commissions, sales and marketing and model refurbishment costs to drive absorptions in some of our underperforming communities.
Southeast Segment: Homebuilding revenues increased 37.2% for the fiscal year ended September 30, 2014 compared to the prior fiscal year. This increase in revenues drove an $18.5 million increase in homebuilding gross profit and an $8.8 million increase in operating income. Operating income was partially offset by the unexpected warranty charges related to the Florida stucco issues, increased commissions, sales and marketing and personnel-related expenses to support the revenue increase. Our fiscal 2014 and fiscal 2013 land sales and other revenue and gross profit in our Southeast segment included net fees received for general contractor services we performed on behalf of a third party.
Corporate and Unallocated: For the fiscal year ended September 30, 2014, our corporate and unallocated expense decreased $5.8 million compared to the prior fiscal year due to an increase in the amount of indirect spending capitalized, offset partially by an increase in personnel-related expenses, including an increase in headcount and variable compensation plans related to our actual and anticipated growth.
Derivative Instruments and Hedging Activities. We are exposed to fluctuations in interest rates. From time-to-time, we enter into derivative agreements to manage interest costs and hedge against risks associated with fluctuating interest rates. However, as of September 30, 2015, we were not a party to any such derivative agreements. We do not enter into or hold derivatives for trading or speculative purposes.

Liquidity and Capital Resources
Our sources of liquidity include, but are not limited to, (1) cash from operations; (2) proceeds from Senior Notes, our Secured Revolving Credit Facility (the Facility) and other bank borrowings; (3) the issuance of equity and equity-linked securities and (4) other external sources of funds. Our short-term and long-term liquidity depends primarily upon our level of net income, working capital management (cash, accounts receivable, accounts payable and other liabilities) and available credit facilities.
Cash and cash equivalents changed as follows for the periods presented:

(In thousands)	2015	2014	2013
Cash used in operating activities	$(81,049)	$(160,469)	$(174,642)
Cash provided by (used in) investing activities	27,377	(32,031)	190,152
Cash (used in) provided by financing activities	(18,899)	12,195	1,154
Net (decrease) increase in cash and cash equivalents	$(72,571)	$(180,305)	$16,664
Operating Activities. We spent $453.3 million on land and land development spending during the fiscal year ended September 30, 2015, as we focused on replacing closed out communities and positioning the Company to increase its active community count. This spending on land and land development had a significant impact on our cash used in operating activities, resulting in net cash used in operating activities of $81.0 million for the fiscal year ended September 30, 2015. During the fiscal years ended September 30, 2014 and 2013, our net cash used in operating activities was $160.5 million and $174.6 million, respectively. Similar to our current fiscal year, our net cash used in operating activities in fiscal 2014 and fiscal 2013 was primarily driven by land and land development spending of $551.2 million and $475.2 million, respectively.
Investing Activities. Net cash provided by investing activities was $27.4 million for the fiscal year ended September 30, 2015, driven by the sale of our shares in American Homes 4 Rent (AMH) and a decrease in restricted cash collateralizing our outstanding letters of credit (due to a shift in issuances from our cash-secured letter of credit agreements to those issued under the Facility), offset by capital expenditures, primarily for model homes, and additional investments in unconsolidated entities. Net cash used in investing activities was $32.0 million for the fiscal year ended September 30, 2014, primarily related to capital expenditures for model homes, additional investments in unconsolidated entities and a net increase in restricted cash collateralizing our outstanding letters of credit. Net cash provided by investing activities was $190.2 million for the fiscal year ended September 30, 2013 and was due primarily to the release of $205.0 million of restricted cash collateral related to our cash secured loans, offset partially by capital expenditures, primarily for new model homes.
Financing Activities. Net cash used in financing activities was $18.9 million for the year ended September 30, 2015, primarily related to the repayment of certain borrowings, including the remaining senior amortizing notes related to our Tangible Equity Units, $2.0 million of our Senior Notes due 2016, and certain other secured notes payable. Net cash provided by financing activities for the year ended September 30, 2014 was $12.2 million, primarily related to the net proceeds from the issuance of $325 million aggregate principal amount of 5.75% Senior Notes due June 2019 (the June 2019 Notes) at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. The proceeds from the issuance of the June 2019 Notes were used to redeem all of our then outstanding Senior Notes due June 2018 (the 2018 Notes), including the applicable $17.2 million call price and make-whole premiums provided for by the 2018 Notes. In fiscal 2013, we completed a $200 million senior debt offering, the net proceeds of which were used to repay our then outstanding 2015 Senior Notes and repurchase a portion of our 2019 Senior Notes. Further, in September 2013, we completed another $200 million senior debt offering, the proceeds of which were used to fund additional land acquisitions, land development and for general corporate purposes. During fiscal 2013, we also repaid $205 million of our cash secured loans. These transactions resulted in $1.2 million of cash provided by financing activities in fiscal 2013.
Financial Position. As of September 30, 2015, our liquidity position consisted of:

•	$251.6 million in cash and cash equivalents;

•	$101.3 million of remaining capacity under the Facility (due to the use of the Facility to secure $28.7 million in letters of credit); and

•	$38.9 million of restricted cash, $22.4 million of which related to our cash secured loans.
While we believe we possess sufficient liquidity, we are mindful of potential short-term or seasonal requirements for enhanced liquidity that may arise to operate and grow our business. We expect to be able to meet our liquidity needs in fiscal 2016 and to maintain a significant liquidity position, subject to changes in market conditions that would alter our expectations for land and land development expenditures or capital market transactions, which could increase or decrease our cash balance on a period-to-period basis.
In June 2016, our 8 1/8% Senior Notes (the 2016 Notes) come due; as of September 30, 2015, the 2016 Notes had a remaining principal balance of $170.9 million. We intend to refinance these notes in the open market at our earliest opportunity. If we are unable to do so before the 2016 Notes become due, we expect to have sufficient liquidity, including cash from operations and availability under the Facility, to redeem them in full.
Debt. We generally fulfill our short-term cash requirements with cash generated from our operations and available borrowings. Additionally, we maintain the Facility, which has a total capacity of $130 million and an available capacity of $101.3 million as of September 30, 2015 after considering our outstanding letters of credit backed by the Facility of $28.7 million. Subsequent to September 30, 2015, we executed a second amendment to the Facility (the Second Amendment), which, among other things, extends the termination date of the Facility to January 15, 2018 and increases its capacity from $130.0 million to $145.0 million. For a further discussion of the Second Amendment, refer to Item 9B, Other Information, in this Form 10-K.
We have also entered into a number of stand-alone, cash secured letter of credit agreements with banks. These combined facilities provide for letter of credit needs collateralized by either cash or assets of the Company. We currently have $14.4 million outstanding letters of credit under these facilities (in addition to the $28.7 million outstanding letters of credit backed by the Facility), secured with cash collateral that is maintained in restricted accounts totaling $14.8 million.
In the future, we may from time-to-time seek to continue to retire or purchase our outstanding debt through cash repurchases or in exchange for other debt securities, in open market purchases, privately negotiated transactions or otherwise. In an effort to accelerate our path to profitability, we may seek to expand our business through acquisition, which may be funded through cash, additional debt or equity. In addition, any material variance from our projected operating results could require us to obtain additional equity or debt financing. There can be no assurance that we will be able to complete any of these transactions in the future on favorable terms or at all. See Note 8 of notes to the consolidated financial statements in this Form 10-K for more information.
Credit Ratings. Our credit ratings are periodically reviewed by rating agencies. In June 2015, Moody's upgraded the Company's issuer default debt rating to B3. In September 2014, Fitch reaffirmed the Company's long-term debt rating of B-. In April 2014, S&P reaffirmed the Company's corporate credit rating of B-. These ratings and our current credit condition affect, among other things, our ability to access new capital. Negative changes to these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be lowered or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. In particular, a weakening of our financial condition, including any further increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, could result in a credit rating downgrade or change in outlook or could otherwise increase our cost of borrowing.
Stock Repurchases and Dividends Paid. The Company did not repurchase any shares in the open market during the fiscal years ended September 30, 2015, 2014 or 2013. Any future stock repurchases, to the extent allowed by our debt covenants, must be approved by the Company’s Board of Directors or its Finance Committee.
The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on the payment of dividends. As of September 30, 2015, under the most restrictive covenants, none of our retained earnings were available for cash dividends. Hence, there were no dividends paid during the fiscal years ended September 30, 2015, 2014 or 2013.
Off-Balance Sheet Arrangements. As of September 30, 2015, we controlled 25,720 lots. We owned 20,110, or 78.2%, of these lots and 5,610, or 21.8%, of these lots were under option contracts with land developers and land bankers, which generally require the payment of cash for the right to acquire lots during a specified period of time at a certain price. We historically have attempted to control a portion of our land supply through options. As a result of the flexibility that these options provide us, upon a change in market conditions, we may renegotiate the terms of the options prior to exercise or terminate the agreement. Under option contracts, purchase of the properties is contingent upon satisfaction of certain requirements by us and the sellers and our liability is generally limited to forfeiture of the non-refundable deposits and other non-refundable amounts incurred, which totaled approximately $51.5 million as of September 30, 2015. The total remaining purchase price, net of cash deposits, committed under all options was $420.1 million as of September 30, 2015. As market conditions continue to improve, we may further expand our use of option agreements to supplement our owned inventory supply.
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
We have historically funded the exercise of lot options with operating cash flows, which we expect to continue to be adequate to fund anticipated future option exercises. Therefore, we do not anticipate that the exercise of our lot options will have a material adverse effect on our liquidity.
Occasionally, we use legal entities in which we have less than a controlling interest. We enter into the majority of these arrangements with land developers, other homebuilders and financial partners to acquire attractive land positions, to manage our risk profile and to leverage our capital base. The underlying land positions are developed into finished lots for sale to the unconsolidated entity’s members or other third parties. We account for our interest in unconsolidated entities under the equity method.
Our unconsolidated entities periodically obtain secured acquisition and development financing. As of September 30, 2015, our unconsolidated entities had borrowings outstanding totaling $12.2 million. In the past, we and our partners have provided varying levels of guarantees of debt or other obligations for our unconsolidated entities. As of September 30, 2015, we had no repayment guarantees outstanding related to the debt of our unconsolidated entities. See Note 4 of notes to the consolidated financial statements in this Form 10-K for further information.

Contractual Commitments. The following table summarizes our aggregate contractual commitments as of September 30, 2015:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Senior notes, junior subordinated notes, cash secured loans and other secured notes payable	$1,574,884	$178,550	$329,629	$565,932	$500,773
Interest commitments under senior notes, junior subordinated notes, cash secured loans and other secured notes payable (b)	600,850	126,952	197,383	100,243	176,272
Obligations related to lots under option	420,071	152,732	213,358	49,444	4,537
Operating leases	11,744	4,019	5,405	2,067	253
Uncertain tax positions (c)	—	—	—	—	—
Total	$2,607,549	$462,253	$745,775	$717,686	$681,835
(a) For a listing of our borrowings, refer to Note 8 of notes to the consolidated financial statements in this Form 10-K.
(b) Interest on variable rate obligations is based on rates effective as of September 30, 2015.
(c) Due to the uncertainty of the timing of settlement with taxing authorities, the Company is unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits related to uncertain tax positions. See Note 13 of notes to the consolidated financial statements in this Form 10-K for additional information regarding the Company's unrecognized tax benefits as of September 30, 2015.

We had outstanding performance bonds of approximately $201.3 million as of September 30, 2015, related principally to our obligations to local governments to construct roads and other improvements in various developments.

Critical Accounting Policies and Estimates
Our critical accounting policies require the use of judgment in their application and/or require estimates of inherently uncertain matters. Although our accounting policies are in compliance with accounting principles generally accepted in the United States of America (GAAP), a change in the facts and circumstances of the underlying transactions could significantly change the application of the accounting policies and the resulting financial statement impact. It is also possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop a different conclusion. Listed below are those policies that we believe are critical and require the use of complex judgment in their application.
Inventory Valuation - Projects in Progress

Our homebuilding inventories that are accounted for as projects in progress (held for development) include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets no less than quarterly for recoverability. Generally, upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct and close all the homes in a typical community. However, the impact of a downturn in our business typically lengthens the estimated life of many communities. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.

When conducting our community level review for the recoverability of our homebuilding inventories held for development, we establish a quarterly “watch list” of communities that carry profit margins in backlog or in our forecast that are below a minimum threshold of profitability, as well as recent closings that have gross margins less than a specified threshold. In our experience, this threshold represents a level of profitability that may be an indicator of conditions that would require an asset impairment but does not necessitate that such an impairment is warranted without additional analysis. Each community is first evaluated qualitatively to determine if there are temporary factors driving the low profitability levels. Following our qualitative evaluation, communities with more than 10 homes remaining to close on the quarterly watch list are subjected to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information.

Our qualitative competitive market analyses include site visits to new home communities of our competitors and written community-level competitive assessments. A competitive assessment consists of a comparison of our specific community with its competitor communities, considering square footage of homes offered, amenities offered within the homes and the communities, location, transportation availability and school districts, among many factors. In addition, we review the pace of monthly home sales of our competitor communities in relation to our specific community. We also review other factors such as the target buyer and the macro-economic characteristics that impact the performance of our assets, such as unemployment and the availability of mortgage financing, among other things. Based on this qualitative competitive market analysis, adjustments to our sales prices may be required in order to make our communities competitive. We incorporate these adjusted prices in our quantitative analysis for the specific community.

The quantitative analyses compare the projected future undiscounted cash flows for each such community with its current carrying value. This undiscounted cash flow analysis requires important assumptions regarding the location and mix of house plans to be sold, current and future home sale prices and incentives for each plan, current and future construction costs for each plan and the pace of monthly sales to occur today and into the future.

There is uncertainty associated with preparing the undiscounted cash flow analyses because future market conditions will almost certainly be different, either better or worse, than current conditions. The single most important input to the cash flow analysis is current and future home sales prices for a specific community. The risk of over or under-stating any of the important cash flow variables, including home prices, is greater with longer-lived communities and within markets that have historically experienced greater home price volatility. In an effort to address these risks, we consider some home price and construction cost appreciation in future years for certain communities that are expected to be selling for more than three years and/or if the market has typically exhibited high levels of price volatility. Absent these assumptions on cost and sales price appreciations, we believe the long-term cash flow analysis would be unrealistic and would serve to artificially improve expected future profitability. Finally, we also ensure that the monthly sales absorptions, including historical seasonal differences of our communities and those of our competitors, used in our undiscounted cash flow analyses are realistic, consider our development schedules and relate to those achieved by our competitors for the specific communities.

If the aggregate undiscounted cash flows from our quantitative analyses are in excess of the carrying value, the asset is considered to be recoverable and is not impaired. If the aggregate undiscounted cash flows are less than the carrying or book value, we perform a discounted cash flow analysis to determine the fair value of the community. The fair value of the community is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community and the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. If the determined fair value is less than the carrying value of the specific asset, the asset is considered not recoverable and is written down to its fair value plus the asset's share of capitalized unallocated interest and other costs. The carrying value of assets in communities that were previously impaired and continue to be classified as projects in progress is not increased for future estimates of increases in fair value in future reporting periods.

Due to uncertainties in the estimation process, particularly with respect to projected home sales prices and absorption rates, the timing and amount of the estimated future cash flows and discount rates, it is reasonably possible that actual results could differ from the estimates used in our impairment analyses. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. Because the projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions, including decreased sales prices, a change in sales prices or changes in absorption estimates based on current market conditions, management's assumptions relative to future results could lead to additional impairments in certain communities during any given period. Market deterioration that exceeds our estimates may lead us to incur additional impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if market conditions deteriorate.
Asset Valuation - Land Held for Future Development
For those communities that have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. The future enactment of a development plan or the occurrence of outside events and circumstances may indicate that the carrying amount of an asset may not be recoverable. We evaluate the potential plans of each community in land held for future development if changes in facts and circumstances occur that would give rise to a more detailed analysis for a change in the status of a community.
Asset Valuation - Land Held for Sale
We record assets held for sale at the lower of the asset's carrying value or fair value less costs to sell. The following criteria are used to determine if land is held for sale:

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

Additionally, in certain circumstances, such as a change in strategy, management will re-evaluate the best use of an asset that is currently being accounted for as held for development. In such instances, management will review, among other things, the current and projected competitive circumstances of the community, including the level of supply of new and used inventory, the level of sales absorptions by us and our competition, the level of sales incentives required and the number of owned lots remaining in the community. If, based on this review, we believe that the best use of the asset is the sale of all or a portion of the asset in its current condition, then all or portions of the community are accounted for as held for sale if the foregoing criteria have been met as of the end of the applicable reporting period.
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
Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from the estimates used in our historical analyses. Our assumptions about land sales prices require significant judgment because the market is highly sensitive to changes in economic conditions. We calculate the estimated fair values of land held for sale based on current market conditions and assumptions made by management, which may differ materially from actual results and may result in additional impairments if market conditions deteriorate.
Homebuilding Revenues and Costs
Revenue from the sale of a home is recognized when the closing has occurred and the risk of ownership is transferred to the buyer. All associated homebuilding costs, some of which must be estimated, are charged to cost of sales in the period when the revenues from home closings are recognized. Homebuilding costs include land and land development costs (based upon an allocation of such costs, including costs to complete the development), home construction costs (including an estimate of costs, if any, to complete home construction), previously capitalized indirect costs (principally for construction supervision), capitalized interest and estimated warranty costs. Sales commissions owed to internal sales personnel and external brokers are recognized as expense when the closing has occurred. All other costs are expensed as incurred.
Warranty Reserves
We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty (generally ranging from five years up to the period covered by the applicable statute of repose) covering only certain defined construction defects. We also provide a defined structural warranty with single-family homes and townhomes in certain states.
Since we subcontract our homebuilding work to other companies whose agreements generally include an indemnity obligation and a requirement that certain minimum insurance requirements be met, and that they provide us with a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of our subcontractors.
Warranty reserves are included in other liabilities on our consolidated balance sheets. We record reserves covering our anticipated warranty expense for each home closed. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management's estimate of the costs to remediate any claims, and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by division. An analysis by division allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also factors in the existence of any non-recurring or community-specific warranty related matters that might not be contemplated in our historical data and trends. The cost of material non-recurring or community-specific warranty matters is often separately estimated based on management's judgment as to the ultimate cost of repair for that specific issue. As a result of our analyses, we adjust our estimated warranty liabilities on a quarterly basis. Based on historical results, we believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future. Our estimation process for such accruals is discussed in Note 9 of notes to the consolidated financial statements in this Form 10-K. While we believe that our current warranty reserves are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve.
Income Taxes - Valuation Allowance and Ownership Change
Judgment is required in estimating valuation allowances for deferred tax assets. Deferred tax assets are reduced by a valuation allowance if an assessment of their components indicates that it is more likely than not that all or some portion of these assets will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. We assess the need for valuation allowances for deferred tax assets based on more-likely-than-not realization threshold criteria. In our assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, (1) the nature, frequency and severity of any current and cumulative losses; (2) forecasts of future profitability; (3) the duration of statutory carryforward periods; (4) our experience with operating loss and tax credit carryforwards not expiring unused; (5) the Section 382 limitation on our ability to carryforward pre-ownership change net operating losses; (6) recognized built-in losses or deductions and (7) tax planning alternatives.
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

During fiscal 2008, we determined that it was not more likely than not that substantially all of our deferred tax assets would be realized and, therefore, we established a valuation allowance on substantially all of our deferred tax assets. Each period, we have evaluated the continued need for the valuation allowance based on extensive quantitative and qualitative factors, a process that requires significant estimates to be made. As of September 30, 2015, we determined that it was appropriate to release a substantial portion of our valuation allowance, generating a non-cash tax benefit. We considered positive evidence including, most importantly, our current earnings profile, as well as evidence of recovery in the housing markets where we operate, the prospects of continued profitability and growth, a strong order backlog and sufficient balance sheet liquidity to sustain and grow operations. We also considered negative evidence that had caused us to record the valuation allowance. Management will continue to reassess the realizability of our deferred tax assets each reporting period and, in future periods, we may reduce the remaining portion of our valuation allowance or re-establish it based on our ongoing analysis. This ongoing analysis, similar to the analysis supporting our valuation allowance release in fiscal 2015, will continue to be based on our actual financial performance over an estimated “look-back” period, our expectation of future performance based on detailed forecasts, as well as a variety of qualitative factors. These analyses, while rooted in actual Company performance, are highly subjective and rely on certain estimates, including forecasts, which could be very different from actual results.
We experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code as of January 12, 2010. Section 382 contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforward and certain built-in losses or deductions recognized during the five-year period after the ownership change. Therefore, our ability to utilize our pre-ownership change net operating loss (NOL) carryforwards and certain recognized built-in losses or deductions is substantially limited by Section 382. There can be no assurance that another ownership change, as defined in the tax law, will not occur. If another “ownership change” occurs, a new annual limitation on the utilization of net operating losses would be determined as of that date. This limitation, should one be required in the future, is subject to assumptions and estimates that could differ from actual results.
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
See Note 4 of notes to the consolidated financial statements in this Form 10-K for more information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to a number of market risks in the ordinary course of business. Our primary market risk exposure relates to fluctuations in interest rates. We do not believe that our exposure in this area is material to our cash flows or results of operations. As of September 30, 2015, we had variable rate debt outstanding totaling approximately $22.4 million. A one percent change in the interest rate would not be material to our financial statements. The estimated fair value of our fixed rate debt as of September 30, 2015 was $1.49 billion, compared to a carrying value of $1.51 billion. In addition, the effect of a hypothetical one-percentage point decrease in our estimated discount rates would increase the estimated fair value of the fixed rate debt instruments from $1.49 billion to $1.54 billion as of September 30, 2015.

Item 8. Financial Statements and Supplementary Data

BEAZER HOMES USA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2015	September 30, 2014
ASSETS
Cash and cash equivalents	$251,583	$324,154
Restricted cash	38,901	62,941
Accounts receivable (net of allowance of $1,052 and $1,245, respectively)	52,379	34,429
Income tax receivable	419	46
Inventory:
Owned inventory	1,697,590	1,557,496
Land not owned under option agreements	—	3,857
Total inventory	1,697,590	1,561,353
Investments in unconsolidated entities and marketable securities	13,734	38,341
Deferred tax assets, net	325,373	2,823
Property and equipment, net	22,230	18,673
Other assets	18,994	23,460
Total assets	$2,421,203	$2,066,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$113,539	$106,237
Other liabilities	148,966	142,516
Obligations related to land not owned under option agreements	—	2,916
Total debt (net of discounts of $3,639 and $4,399, respectively)	1,528,275	1,535,433
Total liabilities	1,790,780	1,787,102
Stockholders’ equity:
Preferred stock (par value $.01 per share, 5,000,000 shares authorized, no shares issued)	—	—
Common stock (par value $0.001 per share, 63,000,000 shares authorized, 32,660,583 issued and outstanding and 27,173,421 issued and outstanding, respectively)	33	27
Paid-in capital	857,553	851,624
Accumulated deficit	(227,163)	(571,257)
Accumulated other comprehensive loss	—	(1,276)
Total stockholders’ equity	630,423	279,118
Total liabilities and stockholders’ equity	$2,421,203	$2,066,220

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Fiscal Year Ended September 30,
	2015	2014	2013
Total revenue	$1,627,413	$1,463,767	$1,287,577
Home construction and land sales expenses	1,351,860	1,192,001	1,070,814
Inventory impairments and option contract abandonments	3,109	8,307	2,633
Gross profit	272,444	263,459	214,130
Commissions	65,023	58,028	52,922
General and administrative expenses	142,496	136,463	121,163
Depreciation and amortization	13,338	13,279	12,784
Operating income	51,587	55,689	27,261
Equity in income (loss) of unconsolidated entities	536	6,545	(113)
Loss on extinguishment of debt	(80)	(19,917)	(4,636)
Other expense, net	(30,013)	(49,191)	(58,165)
Income (loss) from continuing operations before income taxes	22,030	(6,874)	(35,653)
Benefit from income taxes	(324,569)	(41,797)	(3,489)
Income (loss) from continuing operations	346,599	34,923	(32,164)
Loss from discontinued operations, net of tax	(2,505)	(540)	(1,704)
Net income (loss)	$344,094	$34,383	$(33,868)
Weighted average number of shares:
Basic	27,628	25,795	24,651
Diluted	31,772	31,795	24,651
Basic income (loss) per share:
Continuing operations	$12.54	$1.35	$(1.30)
Discontinued operations	$(0.09)	$(0.02)	$(0.07)
Total	$12.45	$1.33	$(1.37)
Diluted income (loss) per share:
Continuing operations	$10.91	$1.10	$(1.30)
Discontinued operations	$(0.08)	$(0.02)	$(0.07)
Total	$10.83	$1.08	$(1.37)

Consolidated Statement of Comprehensive Income (Loss)
Net income (loss)	$344,094	$34,383	$(33,868)
Other comprehensive income (loss), net of income tax:
Change in unrealized loss related to available-for-sale securities	1,276	(1,276)	—
Comprehensive income (loss)	$345,370	$33,107	$(33,868)

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total

Balance at September 30, 2012	24,602	$25	$833,994	$(571,772)	$—	$262,247
Net loss	—	—	—	(33,868)	—	(33,868)
Conversion of Mandatory Convertible Notes (debt to stock conversion)	566	—	9,402	—		9,402
Amortization of nonvested stock awards	—	—	2,858	—	—	2,858
Exercises of stock options	1	—	7		—	7
Tax deficiency from stock transactions	—	—	(36)	—	—	(36)
Shares issued under employee stock plans, net	83	—	68	—		68
Common stock issued	—	—	(7)	—	—	(7)
Common stock redeemed	(6)	—	(121)	—	—	(121)
Balance at September 30, 2013	25,246	$25	$846,165	$(605,640)	$—	$240,550
Net income	—	—	—	34,383	—	34,383
Change in unrealized loss related to available-for-sale securities	—	—	—	—	(1,276)	(1,276)
Total comprehensive income	—	—	—	—	—	33,107
Conversion of TEU (debt to stock conversion)	1,368	2	2,482	—	—	2,484
Amortization of nonvested stock awards	—	—	2,587	—	—	2,587
Exercises of stock options	3	—	39		—	39
Tax excess from stock transactions	—	—	698	—	—	698
Shares issued under employee stock plans, net	596	—	103	—	—	103
Forfeiture of restricted stock	(16)	—	—	—	—	—
Common stock redeemed	(24)	—	(450)	—	—	(450)
Balance at September 30, 2014	27,173	$27	$851,624	$(571,257)	$(1,276)	$279,118
Net income	—	—	—	344,094	—	344,094
Change in unrealized loss related to available-for-sale securities	—	—	—	—	1,276	1,276
Total comprehensive income	—	—	—	—	—	345,370
Conversion of TEU (debt to stock conversion)	5,222	5	(4)	—	—	1
Amortization of nonvested stock awards	—	—	6,135	—	—	6,135
Exercises of stock options	1	—	14	—	—	14
Shares issued under employee stock plans, net	410	—	—	—	—	—
Tax deficiency from stock transactions	—	—	(22)	—	—	(22)
Forfeiture of restricted stock	(135)	—	—	—	—	—
Common stock redeemed	(10)	—	(192)	—	—	(192)
Other activity	—	1	(2)	—	—	(1)
Balance at September 30, 2015	32,661	$33	$857,553	$(227,163)	$—	$630,423

See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$344,094	$34,383	$(33,868)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,338	13,279	12,784
Stock-based compensation expense	6,135	2,587	2,858
Inventory impairments and option contract abandonments	3,109	8,307	2,650
Deferred and other income tax benefit	(326,360)	(12,590)	(421)
Change in allowance for doubtful accounts	(193)	(406)	(584)
Equity in loss (income) of unconsolidated entities and marketable securities	1,294	(6,545)	114
Cash distributions of income from unconsolidated entities	224	566	336
Loss on extinguishment of debt	—	2,670	4,636
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(17,757)	(11,681)	2,841
(Increase) decrease in income tax receivable	(373)	2,767	3,559
Increase in inventory	(121,700)	(230,138)	(186,349)
(Increase) decrease in other assets	(165)	1,292	1,906
Increase in trade accounts payable	7,302	22,437	14,532
Increase in other liabilities	10,260	13,002	413
Other changes	(257)	(399)	(49)
Net cash used in operating activities	(81,049)	(160,469)	(174,642)
Cash flows from investing activities:
Capital expenditures	(15,964)	(14,553)	(10,761)
Investments in unconsolidated entities	(4,944)	(5,218)	(3,879)
Proceeds from sale of unconsolidated entities and marketable securities	24,245	1,703	510
Increases in restricted cash	(5,546)	(15,608)	(4,790)
Decreases in restricted cash	29,586	1,645	209,072
Net cash provided by (used in) investing activities	27,377	(32,031)	190,152
Cash flows from financing activities:
Repayment of debt	(18,573)	(307,602)	(184,723)
Proceeds from issuance of new debt	—	325,000	397,082
Repayment of cash secured loans	—	—	(205,000)
Debt issuance costs	(126)	(5,490)	(5,548)
Borrowings from credit facility	75,000	—	—
Repayment of borrowings from credit facility	(75,000)	—	—
Settlement of unconsolidated entity debt obligation	—	—	(500)
Other changes	(200)	287	(157)
Net cash (used in) provided by financing activities	(18,899)	12,195	1,154
(Decrease) increase in cash and cash equivalents	(72,571)	(180,305)	16,664
Cash and cash equivalents at beginning of period	324,154	504,459	487,795
Cash and cash equivalents at end of period	$251,583	$324,154	$504,459
See Notes to Consolidated Financial Statements.

BEAZER HOMES USA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business
Beazer Homes USA, Inc. (“we,” “us,” “our,” “Beazer,” “Beazer Homes” and the “Company”) is a geographically diversified homebuilder with active operations in 13 states within three geographic regions in the United States: the West, East and Southeast. Our homes are designed to appeal to homeowners at different price points across various demographic segments and are generally offered for sale in advance of their construction. Our objective is to provide our customers with homes that incorporate exceptional value and quality, while seeking to maximize our return on invested capital over the course of a housing cycle.
(2) Basis of Presentation and Summary of Significant Accounting Policies
 Basis of Presentation and Consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and present the consolidated financial position, income, comprehensive income, stockholders' equity and cash flows of Beazer Homes USA, Inc. and its consolidated subsidiaries. Intercompany balances have been eliminated in consolidation.
Over the past few years, we have discontinued homebuilding operations in certain of our markets. Results from our title services business and certain exited markets are reported as discontinued operations in the accompanying consolidated statements of income for all periods presented (see Note 20 for a further discussion of our discontinued operations).
We evaluated events that occurred after the balance sheet date but before the financial statements were issued for accounting treatment and disclosure.
Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make informed estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Accordingly, actual results could differ from these estimates.
Cash and Cash Equivalents and Restricted Cash.  We consider highly liquid investments with maturities of three months or less when acquired to be cash equivalents. As of September 30, 2015, the majority of our cash and cash equivalents were invested in high-quality money market mutual funds or highly marketable securities, or were on deposit with major banks. These assets were valued at par and had no withdrawal restrictions. The underlying investments of these funds were U.S. Government and U.S. Government Agency obligations or high-quality marketable securities. Restricted cash includes cash restricted by state law or a contractual requirement, including cash collateral for our cash secured loans and certain outstanding letters of credit. The cash inflows and outflows related to restricted cash are classified as investing activities in our consolidated statements of cash flows.
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
Inventory.  Owned inventory consists solely of residential real estate developments. Interest, real estate taxes and development costs are capitalized in inventory during the development and construction period. Construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are typically allocated to individual residential lots on a pro-rata basis and the costs of residential lots are transferred to homes under construction when home construction begins. Land not owned under option agreements represents the value of land under option agreements with a variable interest entity (VIE) where the Company is deemed to be the primary beneficiary of the VIE. VIEs are entities in which (1) equity investors do not have a controlling financial interest and/or (2) the entity is unable to finance its activities without additional subordinated financial support from other parties. In addition, when our deposits and pre-acquisition development costs exceed certain thresholds, we record the remaining purchase price of the lots as consolidated inventory not owned and obligations related to consolidated inventory not owned on our consolidated balance sheets.
Inventory Valuation - Projects in Progress.  Our homebuilding inventories that are accounted for as projects in progress (held for development) include land and home construction assets grouped together as communities. Homebuilding inventories held for development are stated at cost (including direct construction costs, capitalized indirect costs, capitalized interest and real estate taxes) unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. We assess these assets no less than quarterly for recoverability. Generally, upon the commencement of land development activities, it may take three to five years (depending on, among other things, the size of the community and its sales pace) to fully develop, sell, construct and close all the homes in a typical community. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If the expected undiscounted cash flows generated are expected to be less than its carrying amount, an impairment charge is recorded to write down the carrying amount of such asset to its estimated fair value based on discounted cash flows.
When conducting our community level review for the recoverability of our homebuilding inventories held for development, we establish a quarterly “watch list” of communities that carry profit margins in backlog or in our forecast that are below a minimum threshold of profitability, as well as recent closings that have gross margins less than a specified threshold. In our experience, this threshold represents a level of profitability that may be an indicator of conditions that would require an asset impairment but does not necessitate that such an impairment is warranted without additional analysis. Each community is first evaluated qualitatively to determine if there are temporary factors driving the low profitability levels. Following our qualitative evaluation, communities with more than 10 homes remaining to close on the quarterly watch list are subjected to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information.
Our qualitative competitive market analyses include site visits to new home communities of our competitors and written community-level competitive assessments. A competitive assessment consists of a comparison of our specific community with its competitor communities, considering square footage of homes offered, amenities offered within the homes and the communities, location, transportation availability and school districts, among many factors. In addition, we review the pace of monthly home sales of our competitor communities in relation to our specific community. We also review other factors such as the target buyer and the macro-economic characteristics that impact the performance of our assets, such as unemployment and the availability of mortgage financing, among other things. Based on this qualitative competitive market analysis, adjustments to our sales prices may be required in order to make our communities competitive. We incorporate these adjusted prices in our quantitative analysis for the specific community.
The quantitative analyses compare the projected future undiscounted cash flows for each such community with its current carrying value. This undiscounted cash flow analysis requires important assumptions regarding the location and mix of house plans to be sold, current and future home sale prices and incentives for each plan, current and future construction costs for each plan and the pace of monthly sales to occur today and into the future.
There is uncertainty associated with preparing the undiscounted cash flow analyses because future market conditions will almost certainly be different, either better or worse, than current conditions. The single most important input to the cash flow analysis is current and future home sales prices for a specific community. The risk of over or under-stating any of the important cash flow variables, including home prices, is greater with longer-lived communities and within markets that have historically experienced greater home price volatility. In an effort to address these risks, we consider some home price and construction cost appreciation in future years for certain communities that are expected to be selling for more than three years and/or if the market has typically exhibited high levels of price volatility. Absent these assumptions on cost and sales price appreciations, we believe the long-term cash flow analysis would be unrealistic and would serve to artificially improve expected future profitability. Finally, we also ensure that the monthly sales absorptions, including historical seasonal differences of our communities and those of our competitors, used in our undiscounted cash flow analyses are realistic, consider our development schedules and relate to those achieved by our competitors for the specific communities.
If the aggregate undiscounted cash flows from our quantitative analyses are in excess of the carrying value, the asset is considered to be recoverable and is not impaired. If the aggregate undiscounted cash flows are less than the carrying or book value, we perform a discounted cash flow analysis to determine the fair value of the community. The fair value of the community is estimated using the present value of the estimated future cash flows using discount rates commensurate with the risk associated with the underlying community assets. The discount rate used may be different for each community. The factors considered when determining an appropriate discount rate for a community include, among others: (1) community specific factors such as the number of lots in the community, the status of land development in the community and the competitive factors influencing the sales performance of the community and (2) overall market factors such as employment levels, consumer confidence and the existing supply of new and used homes for sale. If the determined fair value is less than the carrying value of the specific asset, the asset is considered not recoverable and is written down to its fair value plus the asset's share of capitalized unallocated interest and other costs. The carrying value of assets in communities that were previously impaired and continue to be classified as projects in progress is not increased for future estimates of increases in fair value in future reporting periods.
Asset Valuation - Land Held for Future Development.  For those communities that have been idled (land held for future development), all applicable interest and real estate taxes are expensed as incurred and the inventory is stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. The future enactment of a development plan or the occurrence of outside events and circumstances may indicate that the carrying amount of an asset may not be recoverable.

We evaluate the potential plans of each community in land held for future development if changes in facts and circumstances occur that would give rise to a more detailed analysis for a change in the status of a community.
Asset Valuation - Land Held for Sale.  We record assets held for sale at the lower of the asset's carrying value or fair value less costs to sell. The following criteria are used to determine if land is held for sale:
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
Additionally, in certain circumstances, such as a change in strategy, management will re-evaluate the best use of an asset that is currently being accounted for as held for development. In such instances, management will review, among other things, the current and projected competitive circumstances of the community, including the level of supply of new and used inventory, the level of sales absorptions by us and our competition, the level of sales incentives required and the number of owned lots remaining in the community. If, based on this review, we believe that the best use of the asset is the sale of all or a portion of the asset in its current condition, then all or portions of the community are accounted for as held for sale if the foregoing criteria have been met as of the end of the applicable reporting period.
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
Land Not Owned Under Option Agreements.  In addition to purchasing land directly, we utilize lot option agreements that enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our lot option. A majority of our lot option contracts require a non-refundable cash deposit or irrevocable letter of credit based on a percentage of the purchase price of the land for the right to acquire lots during a specified period of time at a certain price. Purchase of the properties under these agreements is contingent upon satisfaction of certain requirements by us and the sellers. Under lot option contracts, our liability is generally limited to forfeiture of the non-refundable deposits, letters of credit and other non-refundable amounts incurred. If the Company cancels a lot option agreement, it would result in a write-off of the related deposits and pre-acquisition costs, but would not expose the Company to the overall risks or losses of the applicable entity we are purchasing from.
In accordance with GAAP, if the entity holding the land under option is a VIE, the Company's deposit represents a variable interest in that entity. To determine whether we are the primary beneficiary of the VIE, we are first required to evaluate whether we have the ability to control the activities of the VIE that most significantly impact its economic performance. Such activities include, but are not limited to, (1) the ability to determine the budget and scope of land development work, if any; (2) the ability to control financing decisions for the VIE; (3) the ability to acquire additional land into the VIE or dispose of land in the VIE not under contract with Beazer and (4) the ability to change or amend the existing option contract with the VIE. If we are not determined to control such activities, we are not considered the primary beneficiary of the VIE and thus do not consolidate the VIE. If we do have the ability to control such activities, we will continue our analysis by determining if we are expected to absorb a potentially significant amount of the VIE's losses or, if no party absorbs the majority of such losses, if we will benefit from potentially a significant amount of the VIE's expected gains.
If we are the primary beneficiary of the VIE, we will consolidate the VIE even though creditors of the VIE have no recourse against the Company. For those we consolidate, we record the remaining contractual purchase price under the applicable lot option agreement, net of cash deposits already paid, to land not owned under option agreements with an offsetting increase to obligations related to land not owned under option agreements on our consolidated balance sheets. Also, to reflect the total purchase price of this inventory on a consolidated basis, we present the related option deposits as land not owned under option agreement. Consolidation of these VIEs has no impact on the Company’s statements of income or cash flows.
Investments in Unconsolidated Entities and Marketable Securities. We participate in a number of joint ventures and other investments in which we have less than a controlling interest. We enter into the majority of these investments with land developers, other homebuilders and financial partners to acquire attractive land positions, to manage our risk profile and to leverage our capital base. The land positions are developed into finished lots for sale to the unconsolidated entity’s members or other third parties. We recognize our share of equity in income (loss) and profits (losses) from the sale of lots to other buyers. Our share of profits from lots we purchase from the unconsolidated entities is deferred and treated as a reduction of the cost of the land purchased from the unconsolidated entity. Such profits are subsequently recognized at the time the home closes and title passes to the homebuyer. We evaluate our investments in unconsolidated entities for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated entity has occurred which is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. Our unconsolidated entities typically obtain secured acquisition and development financing. We account for our interest in unconsolidated entities under the equity method. For additional discussion of these entities, refer to Note 4.
In prior periods, we had an investment in American Homes 4 Rent (AMH), a marketable investment that we treated as an available-for-sale security. All available-for-sale securities are recorded at fair value, with changes in fair value being recorded as a component of accumulated other comprehensive income (AOCI). When the security is sold, we use specific identification to determine the cost of the security sold for the amount reclassified out of AOCI. We evaluate our investments in marketable securities, if outstanding, for impairment each reporting period. In doing so, we consider the length of time and extent to which the marketable value of the investment has been less than cost, either or both of which may lead to a conclusion that the security is other than temporarily impaired.
Property and Equipment.  Property and equipment is recorded at cost. Depreciation is computed on a straight-line basis based on estimated useful lives as follows:

Asset Class	Useful Lives
Buildings	25 - 30 years
Building improvements	Lesser of estimated useful life of the improvements or remaining useful life of the building
Information systems	Lesser of estimated useful life of the asset or 5 years
Furniture, fixtures and computer and office equipment	3 - 7 years
Model and sales office improvements	Lesser of estimated useful life of the asset or estimated useful life of the community
Leasehold improvements	Lesser of the lease term or the estimated useful life of the asset
Other Assets.  Other assets principally include prepaid expenses, debt issuance costs and assets related to our deferred compensation plan (refer to Note 15 for a discussion of our deferred compensation plan).
Other Liabilities. Other liabilities principally include our accrued warranty expense, accrued interest on our outstanding borrowings, customer deposits, income tax liabilities and other accruals related to our operations. Refer to Note 12 for a detail of our other liabilities.
Income Taxes.  Our provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities result from deductible or taxable amounts in future years when such assets and liabilities are recovered or settled and are measured using the enacted tax rates and laws that are expected to be in effect when the assets and liabilities are recovered or settled. We include any estimated interest and penalties on tax related matters in income taxes payable. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition of measurement are recorded in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense.
For a discussion of our evaluation of and accounting for valuation allowances, refer to Note 13.
Revenue Recognition and Classification of Costs.  Revenue and related profit are recognized at the time of the closing of a sale, when title to and possession of the property, as well as risk of loss, are transferred to the buyer.
Sales discounts and incentives include items such as cash discounts, discounts on options included in the home, option upgrades (such as upgrades for cabinetry, countertops and flooring) and seller-paid financing or closing costs. In addition, from time-to-time, we may also provide homebuyers with retail gift certificates and/or other nominal retail merchandise. All sales incentives other than cash discounts are recognized as a cost of selling the home and are included in home construction and land sales expenses. Cash discounts are accounted for as a reduction in the sales price of the home.
Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated warranty costs generally range from 0.3% to 2.6% of total revenue. Additional warranty costs are charged to cost of sales as necessary based on management's estimate of the costs to remediate existing claims. See Note 9 for a more detailed discussion of warranty costs and related reserves.
Advertising costs related to our continuing operations of $18.0 million, $17.8 million and $14.2 million for fiscal years 2015, 2014 and 2013, respectively, were expensed as incurred and were included in general and administrative expenses.
Fair Value Measurements.  Certain of our assets are required to be recorded at fair value on a recurring basis. The fair value of our available-for-sale marketable equity securities, when outstanding, were based on readily available share prices (level 1). The fair value of our deferred compensation plan assets are based on market-corroborated inputs (level 2). Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered (level 3). We review our long-lived assets, including inventory, for recoverability when factors indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair value of certain of our financial instruments approximate their carrying amounts due to the short maturity of these assets and liabilities or the variable interest rates on such obligations. The fair value of our publicly-held debt is generally estimated based on quoted bid prices for these instruments (level 2). Certain of our other financial instruments are estimated by discounting scheduled cash flows through maturity or using market rates currently being offered on loans with similar terms and credit quality. See Note 10 for additional discussion of our fair value measurements.
Stock-Based Compensation.  We use the Black-Scholes model to value our stock option grants. Other stock-based awards with only performance conditions granted to employees are valued based on the market price of the common stock on the date of the grant. Stock-based awards granted to employees with market conditions are valued using the Monte Carlo valuation method. Any portion of our stock-based awards that can be settled in cash is initially valued based on the market price of the underlying common stock on the date of the grant and is adjusted to fair value until vested and recorded as a liability on our consolidated balance sheets. On the date of grant, we estimate forfeitures in calculating the expense related to stock-based compensation. In addition, we reflect the benefits of tax deductions in excess of recognized compensation cost as a financing cash inflow and an operating cash outflow. Compensation cost arising from all stock-based compensation awards is recognized as expense using the straight-line method over the vesting period. See Note 16 for additional discussion of our stock-based compensation.
Recent Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 requires companies to recognize revenue at an amount that the entity expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer under the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 for one year, which makes the guidance effective for the Company's first fiscal year beginning after December 15, 2017. Additionally, the FASB also is permitting entities to early adopt the standard, which allows for either full retrospective or modified retrospective methods of adoption, for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.
Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense. ASU 2015-03 requires retrospective application to all prior periods presented in the financial statements. Upon transition, an entity is required to comply with the applicable disclosures for a change in accounting principle. The guidance within ASU 2015-03 will be effective for the Company's first fiscal year beginning after December 15, 2015, but we have the option of adopting the new requirements as of an earlier date. We only expect our balance sheet presentation of debt issuance costs to change as a result of adoption of this guidance.
Refer to Note 13 for a discussion of our adoption of ASU 2013-11 pertaining to the presentation of an unrecognized tax benefit when a net operating loss carryforward, or similar tax loss, or a tax credit carryforward exists.

(3) Supplemental Cash Flow Information
The following table presents supplemental disclosure of non-cash and cash activity for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2015	2014	2013
Supplemental disclosure of non-cash activity:
Decrease in obligations related to land not owned under option agreements	$(2,916)	$(1,717)	$(154)
Decrease in debt related to conversion of Mandatory Convertible Subordinated Notes and Tangible Equity Units for common stock	—	(2,376)	(9,402)
Sale of interest in REIT for shares of AMH	—	26,040	—
Purchase of AMH shares in exchange for interest in REIT	—	(26,040)	—
Non-cash land acquisitions (a)	12,904	20,274	11,000
Issuance of stock under deferred bonus stock plans	—	103	68
Non-cash capital expenditure	674	—	—
Supplemental disclosure of cash activity:
Interest payments	117,177	117,501	102,716
Income tax payments	942	212	403
Tax refunds received	—	33,271	6,730
(a) For the fiscal year ended September 30, 2015, non-cash land acquisitions are comprised of $7.8 million related to non-cash seller financing and $5.1 million in lot takedowns from one of our unconsolidated land development joint ventures.
(4) Investments in Marketable Securities and Unconsolidated Entities
Marketable Securities
During the fourth quarter of fiscal 2014, the Company acquired shares of American Homes 4 Rent (AMH) in exchange for the Company's interest in a real estate investment trust (REIT). The shares represented marketable equity securities with a readily available fair value and were classified as available-for-sale securities. In March 2015, the Company sold the shares and recorded a loss of $1.8 million (approximately $0.5 million of which was attributable to fair value changes in fiscal 2015) that was recorded within other expense, net in our consolidated statements of income. Changes in value prior to the second quarter of fiscal 2015 were recorded to other comprehensive loss, and then transferred to other expense, net upon sale. The proceeds received on the sale of the shares of AMH were recorded within investing activities in our consolidated statements of cash flows.
Unconsolidated Entities
As of September 30, 2015, we participated in certain land development joint ventures and other unconsolidated entities in which Beazer had less than a controlling interest. The following table presents our investment in these unconsolidated entities, as well as the total equity and outstanding borrowings of these unconsolidated entities as of September 30, 2015 and September 30, 2014:

(In thousands)	September 30, 2015	September 30, 2014
Beazer’s investment in unconsolidated entities	$13,734	$13,576
Total equity of unconsolidated entities	52,118	59,336
Total outstanding borrowings of unconsolidated entities	12,206	11,254
Our income from unconsolidated entity activities, the impairments of our investments in certain of our unconsolidated entities and the overall equity in income (loss) of unconsolidated entities is as follows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2015	2014	2013
Income from unconsolidated entity activity	$536	$6,545	$68
Impairment of unconsolidated entity investment	—	—	(181)
Total equity in income (loss) of unconsolidated entities	$536	$6,545	$(113)

South Edge/Inspirada. During the fiscal year ended September 30, 2014, we and the other members of the Inspirada joint venture (Inspirada) received land in exchange for our investments in Inspirada. The change in total equity of unconsolidated entities above reflects these distributions. We paid $3.3 million and $1.0 million, respectively, to the joint venture for infrastructure and development costs during our fiscal 2015 and 2014. Our remaining obligation for our portion of future infrastructure and other development costs as of September 30, 2015 was $1.9 million.
Guarantees. Our land development joint ventures typically obtain secured acquisition, development and construction financing. Historically, Beazer and our land development joint venture partners have provided varying levels of guarantees of debt and other debt-related obligations for these unconsolidated entities. However, as of September 30, 2015 and September 30, 2014, we had no outstanding guarantees or other debt-related obligations related to our investments in unconsolidated entities.
We and our joint venture partners generally provide unsecured environmental indemnities to land development joint venture project lenders. In each case, we have performed due diligence on potential environmental risks. These indemnities obligate us to reimburse the project lenders for claims related to environmental matters for which they are held responsible. During the fiscal years ended September 30, 2015 and 2014, we were not required to make any payments related to environmental indemnities.
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

(5) Inventory
The components of our owned inventory are as follows as of September 30, 2015 and September 30, 2014:

(In thousands)	September 30, 2015	September 30, 2014
Homes under construction	$377,281	$282,095
Development projects in progress	809,900	786,768
Land held for future development	270,990	301,048
Land held for sale	44,555	51,672
Capitalized interest	123,457	87,619
Model homes	71,407	48,294
Total owned inventory	$1,697,590	$1,557,496
Homes under construction includes homes substantially finished and ready for delivery and homes in various stages of construction. We had 128 (with a cost of $40.1 million) and 205 (with a cost of $48.0 million) substantially completed homes that were not subject to a sales contract (spec homes) as of September 30, 2015 and 2014, respectively. Development projects in progress consist principally of land and land improvement costs. Certain of the fully developed lots in this category are reserved by a customer deposit or sales contract. Land held for future development consists of communities for which construction and development activities are expected to occur in the future or have been idled and are stated at cost unless facts and circumstances indicate that the carrying value of the assets may not be recoverable. All applicable interest and real estate taxes on land held for future development are expensed as incurred. Land held for sale is recorded at the lower of the asset's carrying value or fair value less costs to sell. The amount of interest we are able to capitalize is dependent upon our qualified inventory balance, which considers the status of our inventory holdings. Our qualified inventory balance includes the majority of our homes under construction and development projects in progress, but excludes land held for future development and land held for sale (refer to Note 6 for additional information on capitalized interest).

Total owned inventory, by reportable segment, is presented in the table below as of September 30, 2015 and September 30, 2014:

(In thousands)	Projects in Progress (a)		Land Held for Future Development	Land Held for Sale	Total Owned Inventory
September 30, 2015
West Segment	$583,210		$230,778	$6,941	$820,929
East Segment	353,054		29,280	30,927	413,261
Southeast Segment	277,351		10,932	5,587	293,870
Corporate and unallocated	168,430	(b)	—	1,100	169,530
Total	$1,382,045		$270,990	$44,555	$1,697,590
September 30, 2014
West Segment	$462,508		$260,898	$10,026	$733,432
East Segment	353,859		29,239	34,530	417,628
Southeast Segment	264,843		10,911	4,821	280,575
Corporate and unallocated	123,566	(b)	—	2,295	125,861
Total	$1,204,776		$301,048	$51,672	$1,557,496
(a) Projects in progress include homes under construction, development projects in progress, capitalized interest and model home categories from the preceding table.
(b) Includes capitalized interest and indirect costs that are maintained within Corporate and unallocated.
Inventory Impairments. When conducting our community level review for the recoverability of our inventory related to projects in progress, we establish a quarterly “watch list” of communities that carry profit margins in backlog and in our forecast that are below a minimum threshold of profitability, as well as recent closings that have gross margins less than a specific threshold. Each community is first evaluated qualitatively to determine if there are temporary factors driving the low profitability levels. Following our qualitative evaluation, communities with more than 10 homes remaining to close are subjected to substantial additional financial and operational analyses and review that consider the competitive environment and other factors contributing to profit margins below our watch list threshold. Our assumptions about future home sales prices and absorption rates require significant judgment because the residential homebuilding industry is cyclical and is highly sensitive to changes in economic conditions. For certain communities, we determined that it was prudent to reduce sales prices or further increase sales incentives in response to a variety of factors, including competitive market conditions in those specific submarkets for the product and locations of these communities. For communities where the current competitive and market dynamics indicate that these factors may be other than temporary, which may call into question the recoverability of our investment, a formal impairment analysis is performed. The formal impairment analysis consists of both qualitative competitive market analyses and a quantitative analysis reflecting market and asset specific information. Market deterioration that exceeds our initial estimates may lead us to incur impairment charges on previously impaired homebuilding assets in addition to homebuilding assets not currently impaired but for which indicators of impairment may arise if markets deteriorate.
For the year ended September 30, 2015, there were no communities on our watch list that required further impairment analysis to be performed after considering the number of lots remaining in each community and certain other qualitative factors. However, certain communities required further review during our fiscal 2014 and 2013. In our undiscounted cash flow impairment analyses for the year ended September 30, 2014, we did not assume any market improvements.

The following table summarizes the number of communities on our watch list (excluding certain communities exempted due to qualitative factors) and the results, by reportable segment, of our community level review of the recoverability of our inventory assets related to projects in progress as of September 30, 2014 and 2013 that required at a minimum an undiscounted cash flow analysis to be performed:

($ in thousands)		Undiscounted Cash Flow Analyses Prepared
Segment (a)	Number of Communities on Watch List	Number of Communities	Pre-analysis Book Value (BV)	Aggregate Undiscounted Cash Flow as a % of BV (c)
Year Ended September 30, 2014
West	5	3	$25,191	90.9%
East (b)	1	—	—	—%
Southeast	2	1	7,479	120.2%
Corporate and unallocated (d)	—	—	2,558	100.0%
Total	8	4	$35,228	97.8%

Year Ended September 30, 2013
West	1	1	$11,080	117.6%
East	3	3	9,588	107.0%
Southeast	1	1	5,257	128.6%
Corporate and unallocated (d)	—	—	1,755	100.0%
Total	5	5	$27,680	114.9%
(a) We have elected to aggregate our disclosure at the reportable segment level because we believe this level of disclosure is most meaningful to the readers of our financial statements.
(b) During the year ended September 30, 2014, we recorded an impairment charge of $0.1 million in our East segment on a single community. The community had less than 10 lots remaining to close at the time of the analysis and therefore, consistent with our policy, we did not prepare an undiscounted or discounted cash flow analysis related to this community. However, the community is shown here to list all communities for which an impairment was eventually recorded.
(c) An aggregate undiscounted cash flow as a percentage of book value under 100% would indicate a possible impairment and is consistent with our "watch list" methodology. Accordingly, a discounted cash flow analysis was performed in fiscal 2014 on certain communities in our West segment, evidenced by this metric being below 100%.
(d) Amount represents capitalized interest balance related to communities for which an undiscounted cash flow analysis was prepared. Capitalized interest is maintained within our Corporate and unallocated segment.
The discount rate in our discounted cash flow analyses may be different for each community and ranged from 13.0% to 15.0% for the communities analyzed in our fiscal year ended September 30, 2014. The projected cash flows used to evaluate the fair value of inventory are significantly impacted by changes in market conditions, including the changes in sales prices and absorption estimates and management’s assumptions relative to future results. Impairment charges in two communities during the fiscal year ended September 30, 2014 were taken as a result of these discounted cash flow analyses.
The table below summarizes the results of our discounted cash flow analysis for our fiscal 2014 (the only year that such an analysis was required) that resulted in impairments on two communities. There were no impairments recorded during the fiscal years ended September 30, 2015 or September 30, 2013 related to our impairment analyses.

($ in thousands)	Results of Discounted Cash Flow Analyses Prepared
Segment	# of Communities Impaired	# of Lots Impaired	Impairment Charge	Estimated Fair Value of Impaired Inventory at Period End
Year Ended September 30, 2014
West	2	180	$4,948	$14,379
Corporate and unallocated (a)	—	—	373	—
Total	2	180	$5,321	$14,379
(a) Amount represents capitalized interest balance related to communities for which an discounted cash flow analysis was prepared. Capitalized interest is maintained within our Corporate and unallocated segment.

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
From time-to-time, we also determine that the proper course of action with respect to a community is to not exercise an option and to write-off the deposit securing the option takedown and the related pre-acquisition costs, as applicable. In determining whether to abandon lots or lot option contracts, our evaluation is primarily based upon the expected cash flows from the property. If we intend to abandon or walk away from the property, we record a charge to earnings in the period such decision is made for the deposit amount and any related capitalized costs. Abandonment charges generally relate to our decision to abandon lots or not exercise certain option contracts that are not projected to produce adequate results or no longer fit with our long-term strategic plan.
The following table presents, by reportable segment, our projects in progress impairments, land held for sale impairments and lot option abandonment charges for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2015	2014	2013
Projects in Progress:
West	$—	$4,948	$46
East	—	100	13
Corporate and unallocated	—	373	—
Total impairment charges on projects in progress	$—	$5,421	$59
Land Held for Sale:
West	$—	$—	$228
East	1,433	232	123
Southeast	—	28	1,778
Total impairment charges on land held for sale	$1,433	$260	$2,129
Lot Option Abandonments:
West	$—	$—	$104
East	1,676	131	20
Southeast	—	2,495	321
Total lot option abandonments charges	$1,676	$2,626	$445
Total continuing operations	$3,109	$8,307	$2,633
Discontinued Operations	—	—	17
Total company impairment and lot option abandonment charges	$3,109	$8,307	$2,650
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

The following table provides a summary of our interests in lot option agreements as of September 30, 2015 and September 30, 2014:

(In thousands)	Deposits & Non-refundable Preacquisition Costs Incurred	Remaining Obligation	Land Not Owned - Under Option Agreements
As of September 30, 2015
Unconsolidated lot option agreements	$51,475	$420,070	N/A(a)
Total lot option agreements	$51,475	$420,070	$—
As of September 30, 2014
Consolidated VIEs	$941	$2,916	$3,857
Unconsolidated lot option agreements	42,588	417,618	N/A(a)
Total lot option agreements	$43,529	$420,534	$3,857
(a) N/A - Not applicable
(6) Interest
Our ability to capitalize interest incurred during the fiscal years ended September 30, 2015, 2014 and 2013 was limited by our inventory eligible for capitalization. The following table presents certain information regarding interest for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2015	2014	2013
Capitalized interest in inventory, beginning of period	$87,619	$52,562	$38,190
Interest incurred	121,754	126,906	115,076
Capitalized interest impaired	—	(245)	—
Interest expense not qualified for capitalization and included as other expense (a)	(29,752)	(50,784)	(59,458)
Capitalized interest amortized to house construction and land sales expenses (b)	(56,164)	(40,820)	(41,246)
Capitalized interest in inventory, end of period	$123,457	$87,619	$52,562
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
(7) Property and Equipment
The following table presents our property and equipment as of September 30, 2015 and September 30, 2014:

(In thousands)	September 30, 2015	September 30, 2014
Buildings and improvements	$2,329	$2,329
Model furnishings and sales office improvements	25,111	25,334
Leasehold improvements	5,022	4,197
Information systems	14,290	17,554
Furniture, fixtures and office equipment	11,864	9,999
Property and equipment, gross	58,616	59,413
Less: Accumulated Depreciation	(36,386)	(40,740)
Property and equipment, net	$22,230	$18,673

(8) Borrowings
As of September 30, 2015 and September 30, 2014, we had the following debt, net of discounts:

(In thousands)	Maturity Date	September 30, 2015	September 30, 2014
8 1/8% Senior Notes	June 2016	$170,879	$172,879
6 5/8% Senior Secured Notes	April 2018	300,000	300,000
9 1/8% Senior Notes	May 2019	235,000	235,000
5 3/4% Senior Notes	June 2019	325,000	325,000
7 1/2% Senior Notes	September 2021	200,000	200,000
7 1/4% Senior Notes	February 2023	200,000	200,000
TEU Senior Amortizing Notes	July 2015	—	6,703
Unamortized debt discounts		(3,639)	(4,399)
Total Senior Notes, net		1,427,240	1,435,183
Junior Subordinated Notes	July 2036	57,803	55,737
Cash Secured Loans	November 2017	22,368	22,368
Other Secured Notes Payable	Various Dates	20,864	22,145
Total debt, net		$1,528,275	$1,535,433
As of September 30, 2015, the future maturities of our borrowings were as follows:

Fiscal Year Ended September 30,
(In thousands)
2016	$178,550
2017	7,180
2018	322,449
2019	565,932
2020	—
Thereafter	500,773
Total	$1,574,884
Secured Revolving Credit Facility — Our $130 million Secured Revolving Credit Facility (the Facility) provides us with working capital and letter of credit capacity. On November 10, 2014, we executed an amendment with three lenders, which included extending the maturity of the Facility through September 2016. A fourth lender with a $20 million commitment chose not to extend their obligation, which matured in September 2015. The Facility allows us to issue letters of credit against the undrawn capacity. Subject to our option to cash collateralize our obligations under the Facility upon certain conditions, our obligations under the Facility are secured by liens on substantially all of our personal property and a significant portion of our owned real properties. We have also pledged approximately $1 billion of inventory assets to the Facility to collateralize potential future borrowings or letters of credit. As of September 30, 2015, we had no borrowings outstanding and $28.7 million letters of credit outstanding under the Facility, leaving us with $101.3 million in remaining capacity. As of September 30, 2014, there were no outstanding borrowings under the Facility. The Facility contains certain covenants, including negative covenants and financial maintenance covenants, with which we are required to comply. As of September 30, 2015, we were in compliance with all such covenants.
Subsequent to September 30, 2015, we executed a second amendment to the Facility (the Second Amendment). The Second Amendment, among other things, extends the termination date of the Facility to January 15, 2018 and increases its capacity from $130.0 million to $145.0 million. For a further discussion of the Second Amendment, refer to Note 22.
Letter of Credit Facilities — We have entered into stand-alone, cash-secured letter of credit agreements with banks to maintain our pre-existing letters of credit and to provide for the issuance of new letters of credit (in addition to the letters of credit issued under the Facility). As of September 30, 2015 and September 30, 2014, we had letters of credit outstanding under these additional facilities of $14.4 million and $39.1 million, respectively, all of which were secured by cash collateral in restricted accounts. The Company may enter into additional arrangements to provide additional letter of credit capacity.

Senior Notes — The majority of our senior notes are unsecured or secured obligations ranking pari passu with all other existing and future senior indebtedness. Substantially all of our significant subsidiaries are full and unconditional guarantors of the Senior Notes and were jointly and severally liable for obligations under the Senior Notes and the Facility. Each guarantor subsidiary is a 100% owned subsidiary of Beazer Homes.

The Company's Senior Notes are issued under indentures that contain certain restrictive covenants which, among other things, restrict our ability to pay dividends, repurchase our common stock, incur additional indebtedness and to make certain investments. Specifically, all of our Senior Notes contain covenants that restrict our ability to incur additional indebtedness unless it is refinancing indebtedness or non-recourse indebtedness. The incurrence of refinancing indebtedness and non-recourse indebtedness, as defined in the applicable indentures, is exempted from the covenant test. Compliance with our Senior Note covenants does not significantly impact our operations. We were in compliance with the covenants contained in the indentures of all of our Senior Notes as of September 30, 2015.
Our Senior Notes due 2016 (the 2016 Notes) contain the most restrictive covenants, including the consolidated tangible net worth covenant, which states that should our consolidated tangible net worth fall below $85 million for two consecutive quarters, the Company is required to make an offer to purchase 10% of the aggregate principal of the original 2016 Notes. If triggered and fully subscribed, this could result in our having to purchase $27.5 million of the 2016 Notes, which may be reduced by certain 2016 Note repurchases (potentially at less than par) made in the open market after the triggering date. As of September 30, 2015, our consolidated tangible net worth was $612.5 million, well in excess of the minimum covenant requirement. In September 2015, we paid down $2.0 million of the 2016 Notes, leaving us $170.9 million in remaining liability. This early payment resulted in a loss on extinguishment of debt of $0.1 million.
In April 2014, we issued and sold $325.0 million aggregate principal amount of 5.75% Senior Notes due June 2019 (the June 2019 Notes) at par (before underwriting and other issuance costs) through a private placement to qualified institutional buyers. Interest on the June 2019 Notes is payable semi-annually in arrears, beginning on December 15, 2014. The June 2019 Notes will mature on June 15, 2019. Prior to maturity, we may, at our option, redeem the June 2019 Notes at any time, in whole or in part, at specified redemption prices, which also include a customary make-whole premium provision through March 15, 2019. In July 2014, we exchanged all of the June 2019 Notes for notes that are freely transferable and registered under the Securities Act of 1933.
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
We may redeem the June 2019 Notes at any time prior to March 15, 2019, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium and accrued and unpaid interest to, but excluding, the redemption date. In addition, at any time on or prior to June 15, 2017, we may redeem up to 35% of the aggregate principal amount of the June 2019 Notes with the proceeds of certain equity offerings at a redemption price equal to 105.75% of the principal amount of the June 2019 Notes plus accrued and unpaid interest, if any, to, but excluding, the date fixed for redemption, provided that at least 65% of the aggregate principal amount of the June 2019 Notes originally issued under the June 2019 Indenture remain outstanding after such redemption. On or after March 15, 2019, we may redeem some or all of the June 2019 Notes at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The proceeds from the June 2019 Notes were used to redeem all of our remaining outstanding 9.125% Senior Notes due June 2018 (the June 2018 Notes), including the $17.2 million make-whole premium. We recognized a loss on debt extinguishment of the June 2018 Notes of $19.8 million in the quarter ended June 30, 2014 related to the premiums paid and the write-off of unamortized debt issuance costs. The June 2018 Notes redeemed by the Company were canceled.
During our fiscal year ended September 30, 2013, we used a portion of the net cash proceeds from the February 2013 issuance of our $200 million aggregate principal amount of 7.25% Senior Notes due 2023 to redeem all of our then outstanding 6.875% Senior Notes due 2015. During our fiscal 2013, we also repurchased $2 million of our then outstanding June 2018 Notes in open market transactions. These transactions resulted in a loss on debt extinguishment of $3.6 million, net of unamortized discounts and debt issuance costs. All Senior Notes redeemed/repurchased by the Company were canceled.
All unsecured Senior Notes rank equally in right of payment with all of our existing and future senior unsecured obligations, senior to all of the Company's existing and future subordinated indebtedness and effectively subordinated to the Company's existing and future secured indebtedness, including indebtedness under the Facility and our 6.625% Senior Secured Notes due 2018, to the

extent of the value of the assets securing such indebtedness. The unsecured Senior Notes and related guarantees are structurally subordinated to all indebtedness and other liabilities of all of the Company's subsidiaries that do not guarantee these notes. The unsecured Senior Notes are fully and unconditionally guaranteed jointly and severally on a senior basis by the Company's wholly-owned subsidiaries party to each applicable Indenture.
The table below summarizes the redemption terms for the Senior Notes issued prior to our fiscal 2014:

Senior Note Description	Issuance Date	Maturity Date	Redemption Terms
8 1/8% Senior Notes	June 2006	June 2016	Callable at any time, in whole or in part, based on a customary make-whole premium amount
6 5/8% Senior Secured Notes	July 2012	April 2018
Callable at any time after July 15, 2015, in whole or in part, at a redemption price equal to 103.313% of the principal amount; next call date is July 15, 2016, callable at a redemption price equal to 101.656% of the principal amount

9 1/8% Senior Notes	November 2010	May 2019
Callable at any time after November 15, 2014, in whole or in part, at a redemption price equal to 104.563% of the principal amount; next call date is November 15, 2015, callable at a redemption price equal to 102.281% of the principal amount

7 1/2% Senior Notes	February 2013	September 2021
Callable at any time prior to September 15, 2016, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; after September 15, 2016, callable at a redemption price equal to105.625% of the principal amount; the second call date is September 15, 2017, callable at a redemption price equal to 103.75% of the principal amount; the final call date is September 15, 2018, callable at a redemption price equal to 101.875% of the principal amount

7 1/4% Senior Notes	September 2013	February 2023
Callable at any time prior to February1, 2018, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a customary make-whole premium; after February 1, 2018, callable at a redemption price equal to 103.625% of the principal amount; the second call date is February 1, 2019, callable at a redemption price equal to 102.41% of the principal amount; the final call date is February 1, 2020, callable at a redemption price equal to 101.208% of the principal amount

Senior Notes: Tangible Equity Units (TEUs) — In July 2012, we issued 4.6 million 7.5% TEUs (the 2012 TEUs), which were comprised of prepaid stock purchase contracts (PSPs) and senior amortizing notes. As the two components of the TEUs were legally separate and detachable, we accounted for the two components as separate items for financial reporting purposes and valued them based on their relative fair value at the date of issuance. The amortizing notes were unsecured senior obligations and ranked equally with all of our other unsecured indebtedness. Outstanding notes required quarterly payments of principal and interest through maturity in July 2015. The PSPs were originally accounted for as equity (additional paid-in capital) at the initial fair value of these contracts based on the relative fair value method. During the fiscal year ended September 30, 2014, we exchanged 890,000 TEUs, including approximately $2.4 million of amortizing notes, for Beazer Homes' common stock. The remaining PSPs related to the 2012 TEUs were settled in Beazer Homes' common stock during fiscal 2015, particularly in July 2015 when approximately 5.2 million shares of common stock were issued to instrument holders. See Note 17 for more information related to this exchange.
Junior Subordinated Notes — Our unsecured junior subordinated notes (Junior Subordinated Notes) in the amount of $103.1 million mature on July 30, 2036. The Junior Subordinated Notes are redeemable at par and pay interest at a fixed rate of 7.987% for the first ten years ending July 30, 2016. Thereafter, the securities have a floating interest rate as defined in the Junior Subordinated Notes Indenture. The obligations relating to these notes are subordinated to the Facility and the Senior Notes. In January 2010, we modified the terms of $75.0 million of these notes and recorded them at their estimated fair value. Over the remaining life of the Junior Subordinated Notes, we will increase their carrying value until this carrying value equals the face value of the notes. As of September 30, 2015, the unamortized accretion was $43.0 million and will be amortized over the remaining life of the notes. As of September 30, 2015, we were in compliance with all covenants under our Junior Subordinated Notes.
Cash Secured Loans — We have two separate cash secured loan facilities with $22.4 million outstanding as of September 30, 2015. Borrowings under the cash secured loan facilities will replenish cash used to repay or repurchase the Company’s debt and would be considered “refinancing indebtedness” under certain of the Company’s existing indentures and debt covenants. However, because the loans are fully collateralized by cash equal to the loan amount, the loans do not provide liquidity to the Company.

The loans mature in November 2017; however, the lenders of these facilities may put the outstanding loan balances to the Company at the two or four year anniversaries of the loans. Borrowings under the facilities are fully secured by cash held by the lender or its affiliates. This secured cash is reflected as restricted cash on our consolidated balance sheets as of September 30, 2015 and September 30, 2014. The cash secured loans have a maximum interest rate equivalent to LIBOR plus 0.4% per annum, which is paid every three months following the effective date of each borrowing.
Other Secured Notes Payable — We periodically acquire land through the issuance of notes payable. As of September 30, 2015 and September 30, 2014, we had outstanding notes payable of $20.9 million and $22.1 million, respectively, primarily related to land acquisitions. These notes payable have varying expiration dates between 2016 and 2019 and have a weighted average fixed rate of 4.72% as of September 30, 2015. These notes are secured by the real estate to which they relate.
The agreements governing these other secured notes payable contain various affirmative and negative covenants. There can be no assurance that we will be able to obtain any future waivers or amendments that may become necessary without significant additional cost or at all. However, in each instance, a covenant default can be cured by repayment of the indebtedness.

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
Warranty Reserves. We currently provide a limited warranty (ranging from one to two years) covering workmanship and materials per our defined performance quality standards. In addition, we provide a limited warranty (generally ranging from five years up to the period covered by the applicable statute of repose) covering only certain defined construction defects. We also provide a defined structural element warranty with single-family homes and townhomes in certain states.
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
Our warranty reserves are included in other liabilities on our consolidated balance sheets and the provision for warranty accruals is included in home construction expenses in our consolidated statements of income. We record reserves covering anticipated warranty expense for each home we close. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management’s estimate of the costs to remediate the claims and adjusts these provisions accordingly. Our review includes a quarterly analysis of the historical data and trends in warranty expense by division. An analysis by division allows us to consider market specific factors such as our warranty experience, the number of home closings, the prices of homes, product mix and other data in estimating our warranty reserves. In addition, our analysis also contemplates the existence of any non-recurring or community-specific warranty-related matters that might not be included in our historical data and trends. While we adjust our estimated warranty liabilities each reporting period to the extent required as a result of our quarterly analyses, historical data and trends may not accurately predict actual warranty costs which could lead to a significant change in the reserve.
Changes in our warranty reserves are as follows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2015	2014	2013
Balance at beginning of period	$16,084	$11,663	$15,477
Accruals for warranties issued (a)	10,356	6,087	5,897
Changes in liability related to warranties existing in prior periods (b)	30,482	9,836	(2,856)
Payments made (b)	(29,241)	(11,502)	(6,855)
Balance at end of period	$27,681	$16,084	$11,663
(a) Accruals for warranties issued is a function of the number of home closings in the period, the average selling prices of the homes closed and the rates of accrual per home estimated as a percentage of the selling price of the home. The increase in the amount of accrual in the current fiscal year compared to the comparable prior year periods is mainly due to an increase in the average selling prices of homes closed, as well as increases in certain divisions' accrual rates.

(b) Changes in liability related to warranties existing in prior periods and payments made increased in the current period primarily due to charges and subsequent payments related to water intrusion issues in certain of our communities located in Florida. Refer to separate discussion below.
Florida and New Jersey Water Intrusion Issues
Beginning in the latter portion of fiscal 2014, we experienced an increase in calls from homeowners reporting stucco and water intrusion issues in certain of our communities in Florida and New Jersey. Through September 30, 2015, we have cumulatively recorded $31.2 million in charges related to these issues, of which $30.6 million related to communities in Florida and $0.6 million related to one community in New Jersey. Refer to discussion below for further detail.
Florida. The issues in Florida (the Florida stucco issues) relate to stucco installation in several communities. Through September 30, 2014, we had identified a total of 135 homes that we believed were likely to require more than minor repairs and recorded an associated warranty charge of $4.3 million. We had resolved repairs on 11 of those homes, resulting in payments of $0.3 million. We consider warranty-related repairs for homes to be resolved when all repairs are complete and all repair costs are fully paid. As of September 30, 2014, our warranty liability included $4.0 million for the amount of estimated repair costs for the remaining 124 homes, as well as an estimate of repair costs for homes that were likely to be identified in the future. At that time, we believed the issues were isolated to a limited number of specific house plans in several specific communities.
Throughout fiscal 2015, with many homeowners seeing an increased level of warranty-related activities occurring in their communities, the number of stucco and water-related warranty calls in Florida increased significantly. This led us to expand the scope of our inspections, including to homes and communities from which no warranty calls had been received. This enhanced review, together with our growing experience repairing homes previously identified, resulted in us determining that more homes and communities in Florida were likely to be adversely affected. Based on all of these activities and our resulting analysis, we recorded additional warranty expense of $26.3 million during the year ended September 30, 2015 related to the Florida stucco issues.
As of September 30, 2015, 532 homes had been identified as likely to require repairs, of which 163 homes had been fully repaired. We made payments related to the Florida stucco issues of $15.8 million for the year ended September 30, 2015 (including payments on fully repaired homes, as well as payments on homes where remediation is not yet fully complete). After considering repair costs already paid, the remaining accrual to cover outstanding payments and potential repair costs for homes impacted by the Florida stucco issues was $14.5 million as of September 30, 2015, which is included in our overall warranty liability detailed above.
Our assessment of the Florida stucco issues is ongoing. As a result, we anticipate that our assessment as to the ultimate magnitude of our liability may change as additional information is obtained. We believe that we will recover a portion of our repair costs related to the Florida stucco issues from various sources, including our own insurance and from the subcontractors involved with the construction of these homes and their insurers; however, no amounts related to subcontractor recoveries have been recorded in our consolidated financial statements as of September 30, 2015.
New Jersey. The water intrusion issues in New Jersey related to flashing and stone installation on homes in one specific community. These homes had an average age of eight years. No new homes were identified in New Jersey during fiscal 2015. As of September 30, 2015, we believe the remaining warranty liability for New Jersey is sufficient to cover the probable cost of the repair effort remaining to resolve the issues in that community and is not material.
Insurance Recoveries
The Company has third-party insurance that provides for the reimbursement of certain warranty costs incurred by us above a specified threshold for each period covered. We have surpassed these thresholds for certain contract years. As such, we expect a substantial majority of additional costs incurred in future periods for further warranty work on homes within these contract years to be reimbursed by our insurer.
Warranty expense beyond the thresholds set in our insurance contracts was recorded related to homes impacted by the Florida stucco issues, as well as other various warranty issues, resulting in our recording of $18.9 million in insurance recoveries during the year ended September 30, 2015 that we deem to be probable of receiving. Of this expected recovery amount, $12.7 million is associated with the incremental expense from the Florida stucco issues, while the remainder relates to expenditures for other warranty issues that are also in excess of our insurance thresholds. Amounts recorded for anticipated insurance recoveries are reflected within our consolidated statement of income as a reduction of our home construction expenses, and were recorded on a gross basis as a receivable within accounts receivable on our consolidated balance sheet as of September 30, 2015. During our fiscal 2015, we received reimbursements in the amount of $11.1 million from our insurance provider as payment under these policies, reducing our insurance recovery receivable to $7.8 million as of September 30, 2015.

Amounts to be recovered under our insurance plans will vary based on whether additional warranty costs are incurred for periods for which our threshold has already been met. As a result, we anticipate the balance of our established receivable for insurance recoveries to fluctuate for potential future reimbursements, as well as the payments ultimately received from our insurer.
Litigation
From time-to-time, we have received claims from institutions that have acquired mortgages originated by our subsidiary, Beazer Mortgage Corporation (BMC), demanding damages or indemnity arising from BMC's activities or that we repurchase such mortgages. BMC stopped originating mortgages in 2008. We have been able to resolve these claims for amounts that are not material to our consolidated financial statements. We currently have an insignificant number of such claims outstanding for which we believe we have no liability. However, we cannot rule out the potential for additional mortgage loan repurchase or indemnity claims in the future from other investors. At this time, we do not believe that the exposure related to any such claims would be material to our consolidated financial condition, results of operations or cash flows. As of September 30, 2015, no liability has been recorded for any such additional claims, as such exposure is not both probable and reasonably estimable.
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
Other Matters
On July 1, 2009, we entered into a Deferred Prosecution Agreement and associated Bill of Information (the DPA) with the United States Attorney for the Western District of North Carolina and a separate but related agreement with the United States Department of Housing and Urban Development (the HUD Agreement) and the Civil Division of the United States Department of Justice. We have satisfied our obligations under the DPA and in July 2014 the United States District Court for the Western Division of North Carolina dismissed the Bill of Information. However, under these agreements, we are obligated to make payments equal to 4% of “adjusted EBITDA,” as defined in the agreements, until the earlier of (a) September 30, 2016 or (b) the date that a cumulative $48.0 million has been paid pursuant to the DPA and the HUD Agreement. As of September 30, 2015, we have paid a cumulative $22.7 million related to the DPA and the HUD Agreement. Additionally, we have a liability of $7.4 million recorded on our consolidated balance sheet as of September 30, 2015 related to the DPA and the HUD Agreement. Our expense related to these agreements was $5.3 million, $5.4 million, and $3.5 million for our fiscal 2015, 2014 and 2013, respectively, and was recorded in general and administrative expenses in our consolidated statements of income.
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
We have accrued $12.6 million and $13.4 million in other liabilities on our consolidated balance sheets related to litigation and other matters, excluding warranty, as of September 30, 2015 and 2014, respectively.
We had outstanding letters of credit and performance bonds of approximately $43.1 million and $201.3 million, respectively, as of September 30, 2015, related principally to our obligations to local governments to construct roads and other improvements in various developments. We have an immaterial amount of outstanding letters of credit relating to our land option contracts as of September 30, 2015.

(10) Fair Value Measurements
As of September 30, 2015, we had assets on our consolidated balance sheet that were required to be measured at fair value on a recurring or non-recurring basis. We use a fair value hierarchy that requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs other than quoted prices included in Level 1 that are observable either directly or indirectly through corroboration with market data; and

•	Level 3 – Unobservable inputs that reflect our own estimates about the assumptions market participants would use in pricing the asset or liability.

Certain of our assets are required to be recorded at fair value on a recurring basis. The fair value of our deferred compensation plan assets are based on market-corroborated inputs (level 2). The fair value of our available-for-sale marketable equity securities, when outstanding, was based on readily available share prices (level 1).
Certain of our assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. We review our long-lived assets, including inventory, for recoverability when factors indicate an impairment may exist, but no less than quarterly. Fair value is based on estimated cash flows discounted for market risks associated with the long-lived assets. The fair values of our investments in unconsolidated entities are determined primarily using a discounted cash flow model to value the underlying net assets of the respective entities. During the fiscal year ended September 30, 2015, we recorded no impairments for development projects in process and land held for sale impairments of $1.4 million. During the fiscal year ended September 30, 2014, we recorded impairments related to projects in progress of $5.4 million and land held for sale impairments of $0.2 million. During the fiscal year ended September 30, 2013, we recorded impairments related to projects in progress of $0.1 million, land held for sale impairments of $2.1 million, and impairments of unconsolidated entity investments of $0.2 million.
See Notes 2, 4, 5 and 15 for additional information related to the fair value accounting for the assets listed below. Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter.
The following table presents the fiscal year-end balances of our assets measured at fair value on a recurring basis, and the impairment-date fair value of certain assets measured at fair value on a non-recurring basis, for each hierarchy level. These balances represent only those assets whose carrying values were adjusted to fair value during our fiscal 2015 and 2014:

(In thousands)	Level 1	Level 2	Level 3	Total
Year Ended September 30, 2015
Deferred compensation plan assets (a)	$—	$669	$—	$669
Land held for sale (b)	—	—	8,814	8,814
Year Ended September 30, 2014
Available-for-sale marketable equity securities (a)	$24,765	$—	$—	$24,765
Deferred compensation plan assets (a)	—	517	—	517
Development projects in progress (b)	—	—	14,379	14,379
Land held for sale (b)	—	—	4,117	4,117
(a) Measured at fair value on a recurring basis.
(b) Measured at fair value on a non-recurring basis.
The fair value of our cash and cash equivalents, restricted cash, accounts receivable, trade accounts payable, other liabilities, cash secured loans, amounts due under the Facility and other secured notes payable approximate their carrying amounts due to the short maturities of these assets and liabilities.
As of September 30, 2014, our investment in marketable equity securities, consisting solely of the shares held in AMH, was in a cumulative unrealized loss position of $1.3 million, which was recorded in AOCI, a component of stockholders' equity, until the assets were sold.

When outstanding, obligations related to land not owned under option agreements approximate fair value. The following table presents the carrying values and estimated fair values of our other financial liabilities as of September 30, 2015 and September 30, 2014:

	As of September 30, 2015		As of September 30, 2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,427,240	$1,412,173	$1,435,183	$1,462,899
Junior Subordinated Notes	57,803	57,803	55,736	55,736
	$1,485,043	$1,469,976	$1,490,919	$1,518,635
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
(11) Operating Leases
We are obligated under various noncancelable operating leases for our office facilities and equipment. Rental expense under these agreements, which is included in general and administrative expenses in our consolidated statements of income, amounted to approximately $5.2 million, $5.4 million and $4.9 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. This rental expense excludes expense related to our discontinued operations, which is not material in any period presented. Sublease income received in all periods presented was not material, nor is it expected to be material in future periods. As of September 30, 2015, future minimum lease payments under noncancelable operating lease agreements are as follows:

Fiscal Year Ended September 30,
(In thousands)
2016	$4,019
2017	3,154
2018	2,251
2019	1,394
2020	673
Thereafter	253
Total	$11,744

(12) Other Liabilities
Other liabilities include the following as of September 30, 2015 and September 30, 2014:

(In thousands)	September 30, 2015	September 30, 2014
Accrued interest	$31,632	$34,645
Accrued warranty expenses	27,681	16,084
Accrued bonus and deferred compensation	25,076	24,270
Customer deposits	13,757	11,977
Litigation accrual	12,607	13,401
Income tax liabilities	1,998	5,576
Other	36,215	36,563
Total	$148,966	$142,516

(13) Income Taxes

Our benefit from income taxes from continuing operations consists of the following for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2015	2014	2013
Current federal	$(64)	$(44,789)	$(4,409)
Current state	520	322	(394)
Deferred federal (a)	(314,651)	2,385	1,476
Deferred state (a)	(10,374)	285	(162)
Total	$(324,569)	$(41,797)	$(3,489)
(a) Benefit due to release of a substantial portion of the valuation allowance on our deferred tax assets; refer to discussion below titled “Valuation Allowance.”
The benefit from income taxes from continuing operations differs from the amount computed by applying the federal income tax statutory rate as follows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2015	2014	2013
Income tax computed at statutory rate	$7,711	$(2,406)	$(12,479)
State income taxes, net of federal benefit	2,485	(172)	(684)
Decrease in valuation allowance - IRS Settlement	—	(26,846)	—
(Decrease)/Increase in valuation allowance - other (a)	(334,605)	3,023	11,729
Changes for uncertain tax positions	42	(14,276)	(1,909)
IRS interest refund	—	(1,714)	—
Other, net	(202)	594	(146)
Total	$(324,569)	$(41,797)	$(3,489)
(a) Amount includes $335.2 million release of a substantial portion of the valuation allowance on our deferred tax assets; refer to discussion below titled “Valuation Allowance.”
The principal differences between our effective tax rate and the U.S. federal statutory rate relates to changes in our valuation allowance and our unrecognized tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets are as follows as of September 30, 2015 and September 30, 2014:

(In thousands)	September 30, 2015	September 30, 2014
Deferred tax assets:
Warranty and other reserves	$14,913	$11,587
Incentive compensation	10,780	18,993
Property, equipment and other assets	2,866	2,750
Federal and state tax carryforwards	292,346	357,146
Inventory adjustments	87,335	95,237
Uncertain tax positions	1,917	1,911
Other	3,814	3,923
Total deferred tax assets	413,971	491,547
Deferred tax liabilities:
Deferred revenues	(30,939)	(43,496)
Total deferred tax liabilities	(30,939)	(43,496)
Net deferred tax assets before valuation allowance	383,032	448,051
Valuation allowance	(57,659)	(445,228)
Net deferred tax assets	$325,373	$2,823
At September 30, 2015, our gross deferred tax assets above included $250.5 million for federal net operating loss carryforwards, $30.9 million for state net operating loss carryforwards, $9.8 million for an alternative minimum tax credit and $4.9 million for general business credits. The net operating loss carryforwards expire at various dates through 2033 and the general business credits expire at various dates through 2035. The alternative minimum tax credit has an unlimited carryforward period.
We recognized an income tax benefit of $324.6 million in our fiscal 2015, $41.8 million in our fiscal 2014 and $3.5 million in our fiscal 2013. The income tax benefit in our fiscal 2015 primarily resulted from the release of a substantial portion of the valuation allowance on our deferred tax assets. The income tax benefit in our fiscal 2014 was due to the resolution of a federal tax audit, which resulted in a refund of $26.8 million, as well as the recognition of unrecognized tax benefits of $14.3 million. In fiscal 2013, our income tax benefit primarily reflected a specified loss carryback claim that resulted in a refund of $2.5 million. Due to the effects of changes in our valuation allowance on our deferred tax balance and changes in our unrecognized tax benefits, our effective tax rates in fiscal 2015, 2014 and 2013 are not meaningful metrics, as our income tax amounts are not directly correlated to the amount of our pretax income (loss) for those periods.
Valuation Allowance
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
Based upon an evaluation of all available evidence, the most important of which was recent losses incurred, we established a valuation allowance for substantially all of our deferred tax assets during our fiscal 2008. We have continued to evaluate the need for our valuation allowance by assessing all positive and negative evidence indicating our ability to realize our deferred tax assets. In these evaluations, we gave more significant weight to objective evidence, such as our actual financial condition and results of operations, as compared to subjective evidence.
The positive evidence we considered as part of our analysis during the fourth quarter of 2015 included our ten quarters of cumulative income from continuing operations; our sustained growth in backlog units in comparable periods; significant growth in our ASP for both backlog and actual closings over the past fifteen quarters and an increase in closings from fiscal year 2014 to fiscal year 2015. Our $30.7 million in income from continuing operations for the quarter-ended September 30, 2015 represents a significant increase over the prior two comparable periods and further emphasizes our continued earnings and evidence of a sustained recovery. Our current levels of backlog (in both units and dollars) support our expectations of future profitability.
The negative evidence we considered as part of our analysis centered around significant quarterly losses that the Company incurred through the quarter-ended March 31, 2013. These losses will roll-off in the first half of fiscal 2016 as we continue to monitor our 36-month cumulative income position. The removal of these losses from our analysis provides a significant increase in our recent earnings trend and, coupled with our actual improvements in continuing operations, point to an objectively verifiable increase in our earnings profile.
Therefore, during the fourth quarter ended September 30, 2015, we concluded that it was more likely than not that a substantial amount of our deferred tax assets would be realized. This conclusion was based on an evaluation of all relevant evidence, both positive and negative, as discussed above. The principal positive evidence that led us to this determination was our improved pre-tax earnings profile, particularly over our most recent two fiscal years. Given the remaining recovery period for the majority of our deferred tax assets, our recent historical operating results support the realization of a significant amount of our deferred tax assets. Therefore, the Company's valuation allowance on its deferred tax assets was reduced during the fourth quarter ended September 30, 2015 to $57.7 million, as compared to $445.2 million as of September 30, 2014. The remaining valuation allowance is balanced between various federal and state attributes for which the Company has concluded it is not more likely than not that these attributes will be realized at this time.
In addition to our improving historic results, the release is further supported by the underlying momentum of our business, a generally improving housing market and stabilization in broader economic conditions over the past few years. Positive evidence related to our business momentum includes factors such as evidence of recovery in the housing markets specific to where we operate, a strong backlog and significant increases in other key financial indicators over the last few years, including new orders, revenue, gross margin and community count. We continue to see increases in our average sales price in both our closed homes and backlog that further supports our improved historical operating results and assessment of our ability to realize our deferred tax assets. The overall housing market recovery is supported by increases in housing starts and homebuilding volume, reduced foreclosures and continued low mortgage rates. Even though home prices are rising, home ownership remains affordable, especially when compared to renting, and household growth is expected to continue.
Section 382 Ownership Change
We experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code (Section 382) as of January 12, 2010. Section 382 contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss carryforwards (NOLs) and certain built-in losses or deductions recognized during the five-year period after the ownership change to offset future taxable income. Therefore, our ability to utilize our pre-ownership change net operating loss carryforwards and recognize certain built-in losses or deductions is limited by Section 382 to an estimated maximum amount of approximately $11.4 million ($4.0 million tax-effected) annually. Certain deferred tax assets are not subject to any limitation imposed by Section 382.
Due to the Section 382 limitation and the maximum carryforward period of our NOLs, we are unable to fully recognize certain deferred tax assets. Accordingly, during our fiscal 2015 and 2014, we reduced our gross deferred tax assets and corresponding valuation allowance by $17.9 million and $9.9 million, respectively. As future economic conditions become known, we will be able to confirm whether additional deferred tax assets will not provide any future tax benefit. At such time, we will eliminate these deferred tax assets and any corresponding valuation allowance, if applicable.
Accordingly, a portion of our $414.0 million of total gross deferred tax assets related to accrued losses on our inventory were unavailable due to the limitation imposed by Section 382. Previously, we provided a range of gross deferred tax assets that may be unavailable based on estimates of activity occurring in the five-year period following our “ownership change.” As of June 30, 2015, because the five-year period expired, we have determined the actual impact and final classification of those amounts, which is incorporated into the table below. The actual realization of our deferred tax assets is difficult to predict and is dependent on future events.

Considering the limitation imposed by Section 382, the table below depicts the classifications of our deferred tax assets as of September 30, 2015:

(In thousands)	September 30, 2015
Deferred tax assets:
Subject to annual limitation	$93,741
Generally not subject to annual limitation	320,230
Total deferred tax assets	413,971
Deferred tax liabilities	(30,939)
Net deferred tax assets before valuation allowance	383,032
Valuation allowance	(57,659)
Net deferred tax assets	$325,373
Unrecognized Tax Benefits
A reconciliation of our unrecognized tax benefits follows for the beginning and end of each period presented:

	Fiscal Year Ended September 30,
(In thousands)	2015	2014	2013
Balance at beginning of year	$4,616	$17,464	$19,630
Additions for (reductions in) tax positions related to current year	251	150	(1,620)
Additions for tax positions related to prior years	—	1,365	—
Reductions for tax positions of prior years	(10)	(14,201)	—
Lapse of statute of limitations	(136)	(162)	(546)
Balance at end of year	$4,721	$4,616	$17,464
If we were to recognize our $4.7 million of gross unrecognized tax benefits remaining as of September 30, 2015, substantially all would impact our effective tax rate. Additionally, we had $0.4 million of accrued interest and penalties as of September 30, 2015 and 2014. Our income tax benefit includes tax related interest.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward with certain limited exceptions. ASU 2013-11 was effective for annual reporting periods beginning on or after December 15, 2013 and interim periods within those annual periods. The Company adopted this guidance in the quarter ended December 31, 2014, which was the first quarter of our fiscal 2015, with no significant impact to our financial statements.

In the normal course of business, we are subject to audits by federal and state tax authorities regarding various tax liabilities. Our federal income tax returns for fiscal years 2011 through 2012 were agreed to with the IRS Appeals Office and approved by the Joint Committee on Taxation in the first quarter of fiscal year 2015. Certain state income tax returns for various fiscal years are under routine examination. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2007 and subsequent years. As of September 30, 2015, it is reasonably possible that none of our uncertain tax positions will reverse within the next twelve months.

(14) Stockholders' Equity
Preferred Stock. We currently have no shares of preferred stock outstanding.
Common Stock. On July 15, 2015, the remaining PSPs related to the TEUs were settled in Beazer Homes' common stock at a rate of 1.40746 shares per TEU outstanding because our average share price during the pricing period as per the TEU agreement was greater than $17.75. This conversion required us to issue approximately 5.2 million shares of common stock to the instrument holders. See Note 8 for more information on the TEUs.

Common Stock Repurchases. During our fiscal 2015, 2014 and 2013, we did not repurchase any shares of our common stock in the open market. Any future stock repurchases, as allowed by our existing debt covenants, must be approved by the Company's Board of Directors or its Finance Committee.
During our fiscal 2015, 2014 and 2013, 10,302, 23,602 and 6,147 shares of our common stock, respectively, were surrendered to us by employees as payment of minimum tax obligations upon the vesting of restricted stock awards under our stock incentive plans. We valued the surrendered stock at the market price on the date of surrender, for an aggregate value of approximately $192 thousand in fiscal 2015, $450 thousand in fiscal 2014 and $121 thousand in fiscal 2013.
Dividends. The indentures under which our Senior Notes were issued contain certain restrictive covenants, including limitations on our payment of dividends. As of September 30, 2015, under the most restrictive covenants of each indenture, none of our retained earnings were available for cash dividends. Hence, there were no dividends paid in our fiscal 2015, 2014 or 2013.
Section 382 Rights Agreement. In February 2011, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation (the Protective Amendment) designed to preserve the value of certain tax assets associated with NOL carryforwards under Section 382 and approved a Section 382 Rights Agreement adopted by our Board of Directors. These instruments were intended to act as deterrents to any person or group, together with their affiliates and associates, from being or becoming the beneficial owner of 4.95% or more of the Company’s common stock and were scheduled to expire on November 12, 2013. In February 2013, the Company’s stockholders approved an extension of the Protective Amendment through November 12, 2016 and approved a new Section 382 Rights Agreement adopted by our Board of Directors, which will become effective through November 14, 2016.
(15) Retirement and Deferred Compensation Plans
401(k) Retirement Plan.  We sponsor a defined-contribution plan that is a tax-qualified retirement plan under section 401(k) of the Internal Revenue Code (the Plan). Substantially all employees are eligible for participation in the Plan after completing one calendar month of service. Participants may defer and contribute from 1% to 80% of their salary to the Plan with certain limitations on highly compensated individuals. We match 50% of the first 6% of the participant's contributions. The participant's contributions vest 100% immediately, while the Company's contributions vest over five years. Our total contributions for the fiscal years ended September 30, 2015, 2014 and 2013 were approximately $2.4 million, $2.0 million and $1.1 million, respectively. During fiscal 2015, 2014 and 2013, participants forfeited $0.5 million, $0.4 million and $0.5 million, respectively, of unvested matching contributions.
Deferred Compensation Plan.  During fiscal 2002, we adopted the Beazer Homes USA, Inc. Deferred Compensation Plan (the DCP Plan). The DCP Plan is a non-qualified deferred compensation plan for a select group of executives and highly compensated employees. The DCP Plan allows the executives to defer current compensation on a pre-tax basis to a future year, until termination of employment. The objectives of the DCP Plan are to assist executives with financial planning and capital accumulation and to provide the Company with a method of attracting, rewarding and retaining executives. Participation in the DCP Plan is voluntary. Beazer Homes may voluntarily make a contribution to the participants' DCP accounts. Deferred compensation assets of $0.7 million and $0.5 million and deferred compensation liabilities of $2.6 million and $2.5 million as of September 30, 2015, and 2014, respectively, are included in other assets and other liabilities on our consolidated balance sheets and are recorded at fair value. For the years ended September 30, 2015, 2014 and 2013, we contributed approximately $227,000, $212,000 and $215,000, respectively, to the DCP Plan in the form of voluntary contributions.

(16) Stock-Based Compensation
During fiscal 2014, we adopted, and our stockholders approved, the 2014 Beazer Homes USA, Inc. Long-Term Incentive Plan (the 2014 Plan). Following adoption of the 2014 Plan, shares available for grant under our 2010 Equity Incentive Plan (the 2010 Plan) remain available for grant in accordance with the terms of that plan. However, there are no more shares available for future issuance under our Amended and Restated 1999 Stock Incentive Plan (the 1999 Plan). We issue new shares upon the exercise of stock options and the vesting of restricted stock awards. In cases of forfeitures and shares returned to us for taxes, those shares are returned to the share pool for future issuance. As of September 30, 2015, we had approximately 1.9 million shares of common stock for issuance under our various equity incentive plans, of which approximately 1.3 million shares are available for future grants.
Our total stock-based compensation expense is included in general and administrative expenses (G&A) in our consolidated statements of income. A summary of the expense related to stock-based compensation by award type is as follows for the periods presented:

	Fiscal Year Ended September 30,
(In millions)	2015	2014	2013
Stock options expense	$0.7	$0.8	$0.9
Restricted stock awards expense	5.4	1.8	2.0
Before tax stock-based compensation expense	6.1	2.6	2.9
Tax benefit	(1.5)	(0.7)	(0.6)
After tax stock-based compensation expense	$4.6	$1.9	$2.3
Stock Options. We have issued stock options to officers and key employees under both the 2010 Plan and the 1999 Plan. Stock options have an exercise price equal to the fair market value of the common stock on the grant date, vest three years after the date of grant and may be exercised thereafter until their expiration, subject to forfeiture upon termination of employment as provided in the applicable plan. Under certain conditions of retirement, eligible participants may receive a partial vesting of stock options. Stock options generally expire on the seventh or eighth anniversary from the date such options were granted depending on the terms of the award.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. We used the following assumptions for options granted, which derived the fair value shown, during the periods presented:

	Fiscal Year Ended September 30,
	2014	2013
Expected life of options	5.1 years	5.0 years
Expected volatility	45.99%	46.15%
Expected dividends	—	—
Weighted average risk-free interest rate	1.42%	0.63%
Weighted average fair value	$7.97	$5.48
We have relied upon a combination of the observed exercise behavior of our prior grants with similar characteristics, the vesting schedule of the current grants and an index of peer companies with similar grant characteristics to determine the expected life of the options. We considered historic returns of our stock and the implied volatility of our publicly-traded options in determining expected volatility. We assumed no dividends would be paid, since our Board of Directors has suspended payment of dividends indefinitely and payment of dividends is restricted under our Senior Note covenants. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant.
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price. Our stock options outstanding, stock options vested and expected to vest and exercisable stock options each had an intrinsic value of $0.3 million as of September 30, 2015.
The following table summarizes stock options outstanding as of September 30 and activity during the fiscal years ended September 30 for the periods presented:

	2015		2014		2013
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	650,223	$18.12	560,784	$33.01	429,973	$48.80
Granted	—	—	161,010	19.11	160,651	13.56
Exercised	(1,209)	12.07	(2,788)	14.29	(681)	10.80
Expired	—	—	(55,811)	170.32	(22,914)	47.65
Forfeited	(5,107)	19.05	(12,972)	19.85	(6,245)	17.93
Outstanding at end of period	643,907	$18.13	650,223	$18.12	560,784	$33.01
Exercisable at end of period	491,029	$18.40	355,703	$19.74	310,120	$48.73
Vested or expected to vest in the future	643,877	$18.13	649,773	$18.12	558,519	$33.09

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2015:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Contractual Remaining Life (Years)	Weighted Average Exercise Price

$1 - $15	253,703	4.71	$12.28	204,328	4.61	$12.02
$16 - $20	247,781	4.20	19.30	144,278	2.84	19.43
$21- $30	142,423	1.82	26.51	142,423	1.82	26.51
$1- $30	643,907	3.88	$18.13	491,029	3.28	$18.40
Compensation cost arising from stock options is recognized as an expense using the straight-line method over the vesting period. As of September 30, 2015 and September 30, 2014, there was $0.5 million and $1.2 million, respectively, of total unrecognized compensation cost related to nonvested stock options. The cost remaining as of September 30, 2015 is expected to be recognized over a weighted average period of 0.7 years.
Restricted Stock Awards. During our fiscal 2015, we issued several types of restricted stock awards as follows: (1) performance-based awards based on a measure of total shareholder return (TSR); (2) performance-based awards based on achievement of pre-tax income; and (3) time-based restricted stock. Each award type is discussed further below.
During our fiscal year ended September 30, 2015, we issued 201,157 shares of performance-based restricted stock (Performance Shares) to our executive officers and certain employees. Each Performance Share represents a contingent right to receive one share of the Company's common stock if vesting is satisfied at the end of the three-year performance period.
The first type of Performance Shares granted in fiscal 2015 requires a TSR that compares favorably against a peer group, measured at the end of the three-year performance period (TSR Performance Shares). Awards granted in prior periods also are dependent on the compound annual growth rate (CAGR) of the price of our common stock during the three-year performance period. The number of TSR Performance Shares that actually vest will range from 0% to 150% of the target number, based on the Company's TSR ranking relative to its peer group during the three-year performance period (and, for certain prior period awards, the CAGR achieved). TSR calculations for the Company and the peer group companies are based on the average closing price of the Company’s common stock on the NYSE for the 20 trading days immediately preceding (i) the start of the performance period and (ii) the end of the performance period. The grant of the TSR Performance Shares was valued using the Monte Carlo valuation method and our fiscal 2015 grant had an estimated fair value of $19.07 per share at the date of grant, a portion of which is attributable to the potential cash-settled liability aspect of the grant, which is included in other liabilities on our consolidated balance sheets.
A Monte Carlo simulation model requires the following inputs: (1) expected dividend yield on the underlying stock; (2) expected price volatility of the underlying stock; (3) risk-free interest rate for the period corresponding with the expected term of the award and (4) fair value of the underlying stock. For the Company and each member of the peer group, the following inputs were used, as applicable, in the Monte Carlo simulation model to determine the fair value as of the grant date for the TSR Performance Shares granted in fiscal 2015: 0% dividend yield for the Company, expected price volatility ranging from 35.0% to 59.1% and a risk-free interest rate of 0.66%. The methodology used to determine these assumptions is similar to that for the Black-Scholes Model used for stock option grants discussed above; however, the expected term is determined by the model in the Monte Carlo simulation.
The second type of Performance Shares granted in fiscal 2015 is structured to require absolute performance measured by the Company’s fiscal year 2017 pre-tax income (PTI), defined as the Company’s income from continuing operations before taxes and excluding impairments and abandonments, bond losses and such other non-recurring items as the Compensation Committee of our Board of Directors may approve (PTI Performance Shares). The PTI Performance Shares will vest in 2017, subject to determination of the Company’s actual pre-tax income performance. The PTI Performance Shares will be fully earned at a target pre-tax income level, with a 50% payout at the threshold level of pre-tax income and a payout at the maximum level of pre-tax income of either 150% or 200% depending on the individual grantee. Once the threshold 2017 pre-tax income performance level is achieved, to the extent the actual 2017 pre-tax income performance is between the threshold and target performance levels, or between the target and maximum performance levels, linear interpolation between the award opportunity percentages will be applied to determine the actual payout. These shares are valued based on the market price of the Company's common stock on the date of the grant.
Performance Shares in excess of the target number (201,157) may be settled in cash or additional shares at the discretion of the Compensation Committee. Any portion of the Performance Shares that do not vest at the end of the period will be forfeited.

During our fiscal year ended September 30, 2015, we also issued 209,035 shares of time-based restricted stock (Restricted Shares) to our executive officers and certain employees. Restricted Shares are valued based on the market price of the Company's common stock on the date of the grant. Depending on the award, the restricted stock either cliff-vests one to four years from the date of grant or vests ratably over three years from the date of grant.
Activity relating to all restricted stock awards is as follows for the periods presented:

	Fiscal Year Ended September 30,
	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Beginning of period	746,567	$15.76	280,416	$12.32	323,335	$19.61
Granted	410,192	19.01	595,567	18.68	99,413	10.95
Vested	(64,719)	15.96	(113,320)	22.55	(126,124)	27.59
Forfeited	(135,757)	7.77	(16,096)	15.93	(16,208)	30.57
End of period	956,283	$18.27	746,567	$15.76	280,416	$12.32
Compensation cost arising from restricted stock awards granted to employees is recognized as an expense using the straight-line method over the vesting period. As of September 30, 2015 and September 30, 2014, there was $11.7 million and $10.0 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock awards. The cost remaining at September 30, 2015 is expected to be recognized over a weighted average period of 2.5 years.

(17) Earnings Per Share
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
The Company reported a net loss for the fiscal year ended September 30, 2013. Accordingly, all common stock equivalents, including 0.6 million shares issuable related to our stock-based compensation plans and 7.9 million shares issuable upon the conversion of our PSPs, were excluded from the computation of diluted loss per share because inclusion would have resulted in anti-dilution. For the years ended September 30, 2015 and 2014, 1.1 million and 0.6 million common stock equivalents, respectively, were excluded from our calculation of diluted income per share as a result of their anti-dilutive effect.
The weighted-average number of common shares outstanding used to calculate basic income (loss) per share is reconciled to shares used to calculate diluted income (loss) per share as follows for the periods presented:

	Fiscal Year Ended September 30,
(in thousands)	2015	2014	2013
Basic shares	27,628	25,795	24,651
Shares issued upon conversion of TEUs (a)	4,069	5,784	—
Shares issuable upon vesting/exercise of stock awards/options	75	216	—
Diluted shares	31,772	31,795	24,651
(a) In July 2015, the remaining PSPs related to the TEUs were settled in Beazer Homes' common stock at a rate of 1.40746 shares per TEU outstanding because our average share price during the pricing period as per the TEU agreement was greater than $17.75. This conversion required us to issue approximately 5.2 million shares of common stock to the instrument holders. In the current fiscal year, these instruments were dilutive from October 1, 2014 through July 15, 2015; once the shares were converted, they were included in the number of the weighted-average basic shares outstanding.
(18) Segment Information
We currently operate in 13 states that are grouped into three homebuilding segments based on geography. Revenues in our homebuilding segments are derived from the sale of homes that we construct and from land and lot sales. Our reportable segments have been determined on a basis that is used internally by management for evaluating segment performance and resource allocations. We have considered the applicable aggregation criteria, and have combined our homebuilding operations into the three reportable segments as follows:
West: Arizona, California, Nevada and Texas
East: Delaware, Indiana, Maryland, New Jersey(a), Tennessee and Virginia
Southeast: Florida, Georgia, North Carolina and South Carolina
(a) During our fiscal 2015, we made the decision that we would not continue to reinvest in new homebuilding assets in our New Jersey division; therefore, it is no longer considered an active operation. However, it is included in this listing because the segment information below continues to include New Jersey.
Management’s evaluation of segment performance is based on segment operating income. Operating income for our homebuilding segments is defined as homebuilding, land sale and other revenues less home construction, land development and land sales expense, commission expense, depreciation and amortization and certain G&A expenses that are incurred by or allocated to our homebuilding segments. The accounting policies of our segments are those described in Note 2.
The following tables contain our revenue, operating income (loss) and depreciation and amortization by segment for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2015	2014	2013
Revenue
West	$607,515	$556,741	$547,636
East	576,560	552,082	483,685
Southeast	443,338	354,944	256,256
Total revenue	$1,627,413	$1,463,767	$1,287,577

	Fiscal Year Ended September 30,
(In thousands)	2015	2014	2013
Operating income (loss)
West	$67,236	$65,442	$59,084
East	52,516	48,127	40,670
Southeast	37,114	31,854	23,030
Operating segment total	156,866	145,423	122,784
Corporate and unallocated (a)	(105,279)	(89,734)	(95,523)
Total operating income	$51,587	$55,689	$27,261

	Fiscal Year Ended September 30,
(In thousands)	2015	2014	2013
Depreciation and amortization
West	$5,544	$5,722	$5,305
East	3,091	3,447	3,479
Southeast	2,776	2,075	1,683
Operating segment total	11,411	11,244	10,467
Corporate and unallocated (a)	1,927	2,035	2,317
Depreciation and amortization	$13,338	$13,279	$12,784
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
The following table contains our capital expenditures by segment for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2015	2014	2013
Capital Expenditures
West	$7,348	$6,660	$4,835
East	3,692	3,050	1,915
Southeast	3,379	2,979	1,311
Corporate and unallocated (a)	2,219	1,864	2,700
Total capital expenditures	$16,638	$14,553	$10,761
(a) Amount includes non-cash capital expenditure; refer to Note 3.
The following table contains our asset balance by segment as of September 30, 2015 and September 30, 2014:

(In thousands)	September 30, 2015	September 30, 2014	September 30, 2013
Assets
West	$843,564	$756,575	$680,346
East	436,346	433,032	369,937
Southeast	317,295	299,215	228,814
Corporate and unallocated (a)	823,998	577,398	707,692
Total assets	$2,421,203	$2,066,220	$1,986,789
(a) Primarily consists of cash and cash equivalents, consolidated inventory not owned, deferred taxes, capitalized interest and other items that are not allocated to the segments.
(19) Supplemental Guarantor Information
As discussed in Note 8, our obligations to pay principal, premium, if any, and interest under certain debt are guaranteed on a joint and several basis by substantially all of our subsidiaries. Certain of our immaterial subsidiaries do not guarantee our Senior Notes or the Facility. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Beazer Homes USA, Inc. The following financial information presents the line items of our consolidated financial statements separated by amounts related to our parent company, guarantor subsidiaries, non-guarantor subsidiaries and consolidating adjustments as of or for the periods presented.

Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
September 30, 2015
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$232,226	$21,543	$1,006	$(3,192)	$251,583
Restricted cash	37,177	1,724	—	—	38,901
Accounts receivable (net of allowance of $1,052)	—	52,378	1	—	52,379
Income tax receivable	419	—	—	—	419
Owned inventory	—	1,697,590	—	—	1,697,590
Investments in unconsolidated entities and marketable securities	773	12,961	—	—	13,734
Deferred tax assets, net	325,373	—	—	—	325,373
Property and equipment, net	—	22,230	—	—	22,230
Investments in subsidiaries	649,701	—	—	(649,701)	—
Intercompany	913,733	—	2,384	(916,117)	—
Other assets	12,519	6,471	4	—	18,994
Total assets	$2,171,921	$1,814,897	$3,395	$(1,569,010)	$2,421,203
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$113,539	$—	$—	$113,539
Other liabilities	31,703	116,718	545	—	148,966
Intercompany	2,384	916,925	—	(919,309)	—
Total debt (net of discounts of $3,639)	1,507,411	20,864	—	—	1,528,275
Total liabilities	1,541,498	1,168,046	545	(919,309)	1,790,780
Stockholders’ equity	630,423	646,851	2,850	(649,701)	630,423
Total liabilities and stockholders’ equity	$2,171,921	$1,814,897	$3,395	$(1,569,010)	$2,421,203

Beazer Homes USA, Inc.
Consolidating Balance Sheet Information
September 30, 2014
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
ASSETS
Cash and cash equivalents	$301,980	$22,034	$1,614	$(1,474)	$324,154
Restricted cash	61,945	996	—	—	62,941
Accounts receivable (net of allowance of $1,245)	—	34,428	1	—	34,429
Income tax receivable	46	—	—	—	46
Owned inventory	—	1,557,496	—	—	1,557,496
Land not owned under option agreements	—	3,857	—	—	3,857
Investments in marketable securities and unconsolidated entities	773	37,568	—	—	38,341
Deferred tax assets, net	2,823	—	—	—	2,823
Property and equipment, net	—	18,673	—	—	18,673
Investments in subsidiaries	253,540	—	—	(253,540)	—
Intercompany	1,195,349	—	2,405	(1,197,754)	—
Other assets	17,226	6,144	90	—	23,460
Total assets	$1,833,682	$1,681,196	$4,110	$(1,452,768)	$2,066,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$—	$106,237	$—	$—	$106,237
Other liabilities	38,871	102,833	812	—	142,516
Intercompany	2,405	1,196,823	—	(1,199,228)	—
Obligations related to land not owned under option agreements	—	2,916	—	—	2,916
Total debt (net of discounts of $4,399)	1,513,288	22,145	—	—	1,535,433
Total liabilities	1,554,564	1,430,954	812	(1,199,228)	1,787,102
Stockholders’ equity	279,118	250,242	3,298	(253,540)	279,118
Total liabilities and stockholders’ equity	$1,833,682	$1,681,196	$4,110	$(1,452,768)	$2,066,220

Beazer Homes USA, Inc.
Consolidating Statements of Income and Comprehensive Income Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2015
Total revenue	$—	$1,627,413	$198	$(198)	$1,627,413
Home construction and land sales expenses	55,006	1,297,052	—	(198)	1,351,860
Inventory impairments and option contract abandonments	—	3,109	—	—	3,109
Gross (loss) profit	(55,006)	327,252	198	—	272,444
Commissions	—	65,023	—	—	65,023
General and administrative expenses	—	142,391	105	—	142,496
Depreciation and amortization	—	13,338	—	—	13,338
Operating (loss) income	(55,006)	106,500	93	—	51,587
Equity in income of unconsolidated entities	—	536	—	—	536
Loss on extinguishment of debt	(80)	—	—	—	(80)
Other expense, net	(29,752)	(258)	(3)	—	(30,013)
(Loss) income before income taxes	(84,838)	106,778	90	—	22,030
(Benefit from) provision for income taxes	(32,275)	(292,326)	32	—	(324,569)
Equity in income of subsidiaries	399,162	—	—	(399,162)	—
Income (loss) from continuing operations	346,599	399,104	58	(399,162)	346,599
Loss from discontinued operations	—	(2,495)	(10)	—	(2,505)
Equity in loss of subsidiaries	(2,505)	—	—	2,505	—
Net income (loss)	$344,094	$396,609	$48	$(396,657)	$344,094
Change in unrealized loss related to available-for-sale securities	1,276	—	—	—	1,276
Comprehensive income (loss)	$345,370	$396,609	$48	$(396,657)	$345,370
	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2014
Total revenue	$—	$1,463,767	$379	$(379)	$1,463,767
Home construction and land sales expenses	39,255	1,153,125	—	(379)	1,192,001
Inventory impairments and option contract abandonments	245	8,062	—	—	8,307
Gross (loss) profit	(39,500)	302,580	379	—	263,459
Commissions	—	58,028	—	—	58,028
General and administrative expenses	—	136,349	114	—	136,463
Depreciation and amortization	—	13,279	—	—	13,279
Operating (loss) income	(39,500)	94,924	265	—	55,689
Equity in income of unconsolidated entities	—	6,545	—	—	6,545
Loss on extinguishment of debt	(19,917)	—	—	—	(19,917)
Other (expense) income, net	(50,786)	1,600	(5)	—	(49,191)
(Loss) income before income taxes	(110,203)	103,069	260	—	(6,874)
(Benefit from) provision for income taxes	(14,247)	(27,642)	92	—	(41,797)
Equity in income of subsidiaries	130,879	—	—	(130,879)	—
Income (loss) from continuing operations	34,923	130,711	168	(130,879)	34,923
Loss from discontinued operations	—	(532)	(8)	—	(540)
Equity in loss of subsidiaries	(540)	—	—	540	—
Net income (loss)	$34,383	$130,179	$160	$(130,339)	$34,383
Change in unrealized loss related to available-for-sale securities	(1,276)	—	—	—	(1,276)
Comprehensive income (loss)	$33,107	$130,179	$160	$(130,339)	$33,107

Beazer Homes USA, Inc.
 Consolidating Statements of Income and Comprehensive Income Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2013
Total revenue	$—	$1,287,577	$736	$(736)	$1,287,577
Home construction and land sales expenses	41,246	1,030,304	—	(736)	1,070,814
Inventory impairments and option contract abandonments	—	2,633	—	—	2,633
Gross (loss) profit	(41,246)	254,640	736	—	214,130
Commissions	—	52,922	—	—	52,922
General and administrative expenses	—	121,035	128	—	121,163
Depreciation and amortization	—	12,784	—	—	12,784
Operating (loss) income	(41,246)	67,899	608	—	27,261
Equity in loss of unconsolidated entities	—	(113)	—	—	(113)
Loss on extinguishment of debt	(4,636)	—	—	—	(4,636)
Other (expense) income, net	(59,458)	1,278	15	—	(58,165)
(Loss) income before income taxes	(105,340)	69,064	623	—	(35,653)
(Benefit from) provision for income taxes	(10,765)	7,058	218	—	(3,489)
Equity in income of subsidiaries	62,411	—	—	(62,411)	—
(Loss) income from continuing operations	(32,164)	62,006	405	(62,411)	(32,164)
(Loss) income from discontinued operations	—	(1,736)	32	—	(1,704)
Equity in loss of subsidiaries	(1,704)	—	—	1,704	—
Net (loss) income and comprehensive (loss) income	$(33,868)	$60,270	$437	$(60,707)	$(33,868)

Beazer Homes USA, Inc.
Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2015
Net cash (used in) provided by operating activities	$(388,584)	$307,668	$(133)	$—	$(81,049)
Cash flows from investing activities:
Capital expenditures	—	(15,964)	—	—	(15,964)
Investments in unconsolidated entities	—	(4,944)	—	—	(4,944)
Proceeds from sale of marketable securities and unconsolidated entities	—	24,245	—	—	24,245
Increases in restricted cash	(2,982)	(2,564)	—	—	(5,546)
Decreases in restricted cash	27,751	1,835	—	—	29,586
Advances to/from subsidiaries	302,569	—	25	(302,594)	—
Net cash used in investing activities	327,338	2,608	25	(302,594)	27,377
Cash flows from financing activities:
Repayment of debt	(8,703)	(9,870)	—	—	(18,573)
Debt issuance costs	(126)	—	—	—	(126)
Borrowing from credit facility	75,000	—	—	—	75,000
Repayment of borrowing from credit facility	(75,000)	—	—	—	(75,000)
Payments for other financing activities	(200)	—	—	—	(200)
Dividends paid	500	—	(500)	—	—
Advances to/from subsidiaries	21	(300,897)	—	300,876	—
Net cash (used in) provided by financing activities	(8,508)	(310,767)	(500)	300,876	(18,899)
Decrease (increase) in cash and cash equivalents	(69,754)	(491)	(608)	(1,718)	(72,571)
Cash and cash equivalents at beginning of period	301,980	22,034	1,614	(1,474)	324,154
Cash and cash equivalents at end of period	$232,226	$21,543	$1,006	$(3,192)	$251,583

Beazer Homes USA, Inc.
Consolidating Statements of Cash Flow Information
(In thousands)

	Beazer Homes USA, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Beazer Homes USA, Inc.
Fiscal Year Ended September 30, 2014
Net cash (used in) provided by operating activities	$(119,074)	$(41,429)	$34	$—	$(160,469)
Cash flows from investing activities:
Capital expenditures	—	(14,553)	—	—	(14,553)
Investments in unconsolidated entities	—	(5,218)	—	—	(5,218)
Return of capital from unconsolidated entities	—	1,703	—	—	1,703
Increases in restricted cash	(14,111)	(1,497)	—	—	(15,608)
Decreases in restricted cash	39	1,606	—	—	1,645
Advances to/from subsidiaries	(78,951)	—	—	78,951	—
Net cash provided by (used in) investing activities	(93,023)	(17,959)	—	78,951	(32,031)
Cash flows from financing activities:
Repayment of debt	(305,061)	(2,541)	—	—	(307,602)
Proceeds from issuance of new debt	325,000	—	—	—	325,000
Debt issuance costs	(5,490)	—	—	—	(5,490)
Payments for other financing activities	287	—	—	—	287
Advances to/from subsidiaries	—	77,639	(57)	(77,582)	—
Net cash (used in) provided by financing activities	14,736	75,098	(57)	(77,582)	12,195
Increase (decrease) in cash and cash equivalents	(197,361)	15,710	(23)	1,369	(180,305)
Cash and cash equivalents at beginning of period	499,341	6,324	1,637	(2,843)	504,459
Cash and cash equivalents at end of period	$301,980	$22,034	$1,614	$(1,474)	$324,154

Fiscal Year Ended September 30, 2013
Net cash (used in) provided by operating activities	$(89,306)	$(86,300)	$964	$—	$(174,642)
Cash flows from investing activities:
Capital expenditures	—	(10,761)	—	—	(10,761)
Investments in unconsolidated entities	—	(3,879)	—	—	(3,879)
Return of capital from unconsolidated entities	—	510	—	—	510
Increases in restricted cash	(3,460)	(1,330)	—	—	(4,790)
Decreases in restricted cash	208,487	585	—	—	209,072
Net cash provided by (used in) investing activities	205,027	(14,875)	—	—	190,152
Cash flows from financing activities:
Repayment of debt	(184,250)	(473)	—	—	(184,723)
Proceeds from issuance of new debt	397,082	—	—	—	397,082
Repayment of cash secured loans	(205,000)	—	—	—	(205,000)
Debt issuance costs	(5,548)	—	—	—	(5,548)
Settlement of unconsolidated entity debt obligations	—	(500)	—	—	(500)
Payments for other financing activities	(157)	—	—	—	(157)
Advances to/from subsidiaries	(99,901)	100,257	27	(383)	—
Net cash provided by (used in) financing activities	(97,774)	99,284	27	(383)	1,154
Increase (decrease) in cash and cash equivalents	17,947	(1,891)	991	(383)	16,664
Cash and cash equivalents at beginning of period	481,394	8,215	646	(2,460)	487,795
Cash and cash equivalents at end of period	$499,341	$6,324	$1,637	$(2,843)	$504,459

(20) Discontinued Operations
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
We have classified the results of operations of our discontinued operations separately in the accompanying consolidated statements of income for all periods presented. There were no material assets or liabilities related to our discontinued operations as of September 30, 2015 or September 30, 2014. Discontinued operations were not segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions in the consolidated statements of cash flows will not agree with the respective data in the consolidated statements of operations. The results of our discontinued operations in the consolidated statements of operations were as follows for the periods presented:

	Fiscal Year Ended September 30,
(In thousands)	2015	2014	2013
Total revenue	$1,030	$3,864	$288
Home construction and land sales expenses (a)	4,518	4,768	(319)
Inventory impairments and lot option abandonments	—	—	17
Gross (loss) profit	(3,488)	(904)	590
General and administrative expenses (b)	380	(351)	2,566
Operating loss	(3,868)	(553)	(1,976)
Other income (loss), net	5	8	77
Loss from discontinued operations before income taxes	(3,863)	(545)	(1,899)
Benefit from income taxes	(1,358)	(5)	(195)
Loss from discontinued operations, net of tax	$(2,505)	$(540)	$(1,704)
(a) The year ended September 30, 2015 includes a $3.7 million expense related to the probable liability of a case regarding alleged past construction defects in our discontinued operations in Denver, Colorado.
(b) The year ended September 30, 2014 includes approximately $1.9 million of recoveries received for legal fees related to outstanding matters in Denver, Colorado.

(21) Selected Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information is as follows for the periods presented:

(In thousands, except per share data)	Quarter Ended
Fiscal 2015	December 31	March 31	June 30	September 30
Total revenue	$265,764	$299,359	$429,438	$632,852
Gross profit (a)	35,218	53,913	76,108	107,205
Operating (loss) income	(9,490)	6,436	17,696	36,945
Net (loss) income from continuing operations (b)	(18,086)	(2,060)	12,221	354,524
Basic EPS from continuing operations	$(0.68)	$(0.08)	$0.46	$11.42
Diluted EPS from continuing operations	$(0.68)	$(0.08)	$0.38	$11.16

Fiscal 2014
Total revenue	$293,170	$270,021	$354,671	$545,905
Gross profit (a)	54,670	52,172	68,804	87,813
Operating income	11,532	5,617	15,088	23,452
Net (loss) income from continuing operations (b)	(3,948)	(8,224)	(13,193)	60,288
Basic EPS from continuing operations	$(0.16)	$(0.32)	$(0.50)	$2.28
Diluted EPS from continuing operations	$(0.16)	$(0.32)	$(0.50)	$1.90

(a)	Gross profit in fiscal 2015 and 2014 includes inventory impairment and option contract abandonments as follows:

(In thousands)	Fiscal 2015	Fiscal 2014
1st Quarter	$—	$31
2nd Quarter	—	880
3rd Quarter	249	2,010
4th Quarter	2,860	5,386
	$3,109	$8,307

(b)	Net (loss) income from continuing operations in fiscal 2015 and 2014 includes loss on extinguishment of debt (as follows).

(In thousands)	Fiscal 2015	Fiscal 2014
1st Quarter	$—	$—
2nd Quarter	—	(153)
3rd Quarter	—	(19,764)
4th Quarter	(80)	—
	$(80)	$(19,917)
Additionally, net income from continuing operations for the quarter ended September 30, 2015 includes the $335.2 million release of a substantial portion of the valuation allowance on our deferred tax assets; refer to discussion in Note 13.

(22) Subsequent Event
Subsequent to September 30, 2015, we executed a second amendment (the Second Amendment) to our Secured Revolving Credit Facility. The Second Amendment, among other things, extends the termination date of the Facility to January 15, 2018 and increases its capacity from $130.0 million to $145.0 million. The Facility, which also allows us to issue letters of credit against the undrawn capacity, will continue to be with three lenders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Beazer Homes USA, Inc. and subsidiaries at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Beazer Homes USA, Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Beazer Homes USA, Inc. and subsidiaries (the “Company”) as of September 30, 2015, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding preventions or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2015 of the Company and our report dated November 10, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
November 10, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015, at a reasonable assurance level.
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
Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2015, utilizing the criteria described in the “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of September 30, 2015. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of September 30, 2015. The effectiveness of our internal control over financial reporting as of September 30, 2015 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included in “Part II - Item 8 - Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information

On November 6, 2015, the Company executed a Second Amendment (the Second Amendment) to its Second Amended and Restated Credit Agreement originally dated September 24, 2012 (as previously amended pursuant to the First Amendment dated November 10, 2014), by and among the Company and certain of its subsidiaries, the lenders and Credit Suisse AG, Cayman Islands Branch, as agent. The Second Amendment, among other things, increases the maximum aggregate amount of the Company's Secured Revolving Credit Facility from $130.0 million to $145.0 million and extends its termination date to January 15, 2018. The Second Amendment also modifies certain provisions relating to the calculation of the interest rate set forth in the Company’s Secured Revolving Credit Facility, including certain definitions related thereto. The foregoing description of the Second Amendment is a general description and is qualified in its entirety by reference to the Second Amendment attached to this Form 10-K as Exhibit 10.34 and incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The information required by this item is incorporated by reference to our proxy statement for our 2016 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2016.
Code of Ethics

Beazer Homes has adopted a Code of Business Conduct and Ethics (the “Code”) for its senior financial officers, which applies to its principal executive officer, principal financial officer, principal accounting officer and other senior financial officers. In November 2015, the Company’s Board of Directors amended the Code. The full text of the Code, as amended, can be found on the Company’s website at www.beazer.com. If at any time there is an amendment or waiver of any provision of the Code that is required to be disclosed, information regarding such amendment or waiver will be published on the Company’s website.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our proxy statement for our 2016 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to securities authorized for issuance under equity compensation plans is set forth above in Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. All of the other information required by this item is incorporated by reference to our proxy statement for our 2016 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2016.
Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our proxy statement for our 2016 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2016.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our proxy statement for our 2016 Annual Meeting of Stockholders, which is expected to be filed on or before January 28, 2016.

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

3.7	—	Fourth Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 of the Company's Form 10-K for the year ended September 30, 2010)
4.1	—	Specimen Physical Common Stock Certificate of Beazer Homes USA, Inc.

4.2	—
Indenture, dated as of April 17, 2002 among the Company, the Guarantors party thereto and U.S. Bank Trust National Association, as trustee (incorporated herein by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-4 filed on July 16, 2002)

4.3	—
Seventh Supplemental Indenture, dated January 9, 2006, to the Indenture dated as of April 17, 2002 (incorporated herein by referenced to Exhibit 99.2 of the Company’s Form 8-K filed on January 17, 2006)

4.4	—
Eighth Supplemental Indenture, dated June 6, 2006, to the Indenture dated April 17, 2002, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 8, 2006)

4.5	—	Form of 8.125% Senior Note due 2016 (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on June 8, 2006)
4.6	—
Form of Junior Subordinated Indenture, dated June 15, 2006, between the Company and JPMorgan Chase Bank, National Association (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on June 21, 2006)

4.7	—
Form of Amended and Restated Trust Agreement, dated June 15, 2006, among the Company, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, and certain individuals named therein as Administrative Trustees (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on June 21, 2006)

4.8	—
Ninth Supplemental Indenture, dated October 26, 2007, amending and supplementing the Indenture dated April 17, 2002, by and among Beazer Homes USA, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K filed on October 30, 2007)

4.9	—
Junior Subordinated Indenture between Beazer Homes USA, Inc. and Wilmington Trust Company, as trustee, dated as of January 15, 2010 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated January 21, 2010)

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

4.13	—
Indenture for 7.250% Senior Secured Notes due 2023, dated February 1, 2013, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on February 5, 2013)

4.14	—	Form of 7.250% Senior Secured Note due 2023 (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on February 5, 2013)
4.15	—
Indenture for 7.500% Senior Notes due 2021, dated September 30, 2013, by and among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on October 1, 2013)

4.16	—	Form of 7.500% Senior Note due 2021 (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed on October 1, 2013)
4.17	—
Registration Rights Agreement for 7.500% Senior Notes due 2021, dated September 30, 2013, by and among the Company, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC (incorporated herein by reference to Exhibit 4.3 of the Company's Form 8-K filed on October 1, 2013)

4.18	—
Section 382 Rights Agreement, dated as of November 6, 2013, and effective as of November 12, 2013, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed on November 7, 2013)

4.19	—
Seventeenth Supplemental Indenture, dated April 2, 2014, between Beazer-Inspirada LLC and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2(i) to the Company’s Form S-4 filed on June 10, 2014 (File No. 333-196637))

4.20	—
Supplemental Indenture, dated April 2, 2014, between Beazer-Inspirada LLC and U.S. Bank National Association, as trustee, related to the Company’s 6.625% Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit 4.5(c) to the Company’s Form S-4 filed on June 10, 2014 (File No. 333-196637))

4.21	—
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

4.24	—	Form of 5.750% Senior Note due 2019 (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed on April 9, 2014)
4.25	—
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
Award Agreement for Restricted Stock, effective as of September 18, 2014, by and between Allan P. Merrill and the Company (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K filed on November 13, 2014)

10.19*	—
Award Agreement for Restricted Stock, effective as of September 18, 2014, by and between Robert L. Salomon and the Company (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-K filed on November 13, 2014)

10.20*	—
Award Agreement for Restricted Stock, effective as of September 18, 2014, by and between Kenneth F. Khoury and the Company (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-K filed on November 13, 2014)

10.21*	—
Form of 2014 Long-Term Incentive Plan Award Agreement for Restricted Stock Awards (Named Executive Officers) (incorporated herein by reference to Exhibit 10.21 of the Company’s Form 10-K filed on November 13, 2014)

10.22*	—
Form of 2014 Long-Term Incentive Plan Award Agreement for TSR Performance Share Awards (Named Executive Officers) (incorporated herein by reference to Exhibit 10.22 of the Company’s Form 10-K filed on November 13, 2014)

10.23*	—
Form of 2014 Long-Term Incentive Plan Award Agreement for Pre-Tax Income Performance Share Awards (Named Executive Officers) (incorporated herein by reference to Exhibit 10.23 of the Company’s Form 10-K filed on November 13, 2014)

10.24*	—
Form of 2014 Long-Term Incentive Plan Award Agreement for Restricted Stock Awards (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.24 of the Company’s Form 10-K filed on November 13, 2014)

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
First Amendment to Second Amended and Restated Credit Agreement, dated as of November 10, 2014, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-K filed on November 13, 2014)

10.34	—
Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 6, 2015, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent.

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
The following financial statements from Beazer Homes USA, Inc.’s Annual Report on Form 10-K for the period ended September 30, 2015, filed on November 10, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

* Represents a management contract or compensatory plan or arrangement.
(b) Exhibits
Reference is made to Item 15(a)3 above. The following is a list of exhibits, included in item 15(a)3 above, that are filed concurrently with this report.

4.1	—	Specimen Physical Common Stock Certificate of Beazer Homes USA, Inc.
10.34	—
Second Amendment to Second Amended and Restated Credit Agreement, dated as of November 6, 2015, between Beazer Homes USA, Inc., as borrower, the lenders party thereto, the issuers party thereto, and Credit Suisse AG, Cayman Islands Branch, as agent.

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
The following financial statements from Beazer Homes USA, Inc.’s Annual Report on Form 10-K for the period ended September 30, 2015, filed on November 10, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

* Represents a management contract or compensatory plan or arrangement.

(c) Financial Statement Schedules

Reference is made to Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 10, 2015	Beazer Homes USA, Inc.

		By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 10, 2015	By:		/s/ Stephen P. Zelnak
			Name:	Stephen P. Zelnak, Jr.
Director and Non-Executive Chairman of the Board

Date:	November 10, 2015	By:		/s/ Allan P. Merrill
			Name:	Allan P. Merrill
President, Chief Executive Officer and Director

Date:	November 10, 2015	By:		/s/ Elizabeth S. Acton
			Name:	Elizabeth S. Acton
Director

Date:	November 10, 2015	By:		/s/ Laurent Alpert
			Name:	Laurent Alpert
Director

Date:	November 10, 2015	By:		/s/ Brian C. Beazer
			Name:	Brian C. Beazer
Director and Chairman Emeritus

Date:	November 10, 2015	By:		/s/ Peter G. Leemputte
			Name:	Peter G. Leemputte
Director

Date:	November 10, 2015	By:		/s/ Norma Provencio
			Name:	Norma Provencio
Director

Date:	November 10, 2015	By:		/s/ Larry T. Solari
			Name:	Larry T. Solari
Director

Date:	November 10, 2015	By:		/s/ Robert L. Salomon
			Name:	Robert L. Salomon
Executive Vice President and Chief Financial Officer